Form 10-K
period 1993-12-31
CRIIMI MAE INC
filed 1994-02-16
CIK 847322

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1993
                              ------------------

Commission file number             1-10360
                              -----------------

                               CRIIMI MAE INC.
      -----------------------------------------------------------------
             (Exact name of registrant as specified in charter)

                  Maryland                             52-1622022
      -------------------------------------      ----------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

     11200 Rockville Pike, Rockville, Maryland             20852
     -----------------------------------------    ----------------------
     (Address of principal executive offices)            (Zip Code)

                               (301) 468-9200
     ------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
           Title of each class                    which registered
    --------------------------------        ----------------------------
             Common Stock                   New York Stock Exchange, Inc.

         Securities registered pursuant to Section 12(g) of the Act:

                                    NONE
      -----------------------------------------------------------------
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 7, 1994, 19,943,789 shares of common stock, with an aggregate market value of $219,381,679, were outstanding and held by nonaffiliates of the Registrant on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE
    -----------------------------------------------------------------

      Form 10-K Parts                     Document
     ----------------                    ---------
      I, II, III and IV         1993 Annual Report to Shareholders
      III                       1994 Notice of Annual Meeting of
                                Shareholders and Proxy Statement

                                CRIIMI MAE INC.

                        1993 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                     PART I
                                     ------
                                                           Page
                                                           ----
Item 1.     Business.....................................  5
Item 2.     Properties...................................  5
Item 3.     Legal Proceedings............................  6
Item 4.     Submission of Matters to a Vote of
            Security Holders.............................  6

                                    PART II
                                    --------
Item 5.     Market for the Registrant's Common Stock
            and Related Stockholder Matters..............  6
Item 6.     Selected Financial Data......................  6
Item 7.     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations................................  6
Item 8.     Financial Statements and Supplementary Data..  7
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.......  7

                                    PART III
                                    --------
Item 10.     Directors and Executive Officers
             of the Registrant...........................  7
Item 11.     Executive Compensation......................  8
Item 12.     Security Ownership of Certain Beneficial
             Owners and Management.......................  8
Item 13.     Certain Relationships and Related
             Transactions................................  8

                                     PART IV
                                     -------
                                                           Page
                                                           ----
Item 14.    Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.........................  10

Signature................................................  17

Cross Reference Sheet....................................  19

Exhibit Index............................................  21

                                   PART I

ITEM 1.  BUSINESS

Development and Description of Business
- ---------------------------------------
         Information concerning the business of CRIIMI MAE Inc. (CRIIMI MAE) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 1, 5 and 14 of the notes to the consolidated financial statements of CRIIMI MAE contained in Part IV (filed in response to Item 8 hereof), which is incorporated herein by reference.

Employees
- ---------
         CRIIMI MAE has no employees. Services are performed for CRIIMI MAE by CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) and agents retained by it.

ITEM 2.  PROPERTIES

         CRIIMI MAE does not hold title to any real estate. CRIIMI MAE indirectly holds interests in real estate through CRI Liquidating REIT, Inc.'s (CRI Liquidating) equity investment in three Participating Mortgage Investments. These investments were comprised of two components: 85% of the original investment amount was a GNMA Mortgage-Backed Security; and 15% of the original investment amount was an uninsured equity contribution to the limited partnership (a Participation) which owns the underlying property. During 1993, CRI Liquidating sold the GNMA Mortgage-Backed Securities, but retained its Participations. The aggregate carrying value of these Participations represents less than 1% of CRIIMI MAE's total consolidated assets as of December 31, 1992 and 1993.

         Although CRIIMI MAE does not own the related real estate, the government insured and guaranteed mortgage investments (Government Insured Multifamily Mortgages) in which CRIIMI MAE has invested are first or second liens, or are collateralized by first or second liens, on the respective residential apartment, nursing home or townhouse complexes.

                                   PART I

ITEM 3.  LEGAL PROCEEDINGS

         Reference is made to Note 15 of the notes to the consolidated financial statements on pages 134 through 135 of the 1993 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the security holders to be voted on during the fourth quarter of 1993.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
           RELATED STOCKHOLDER MATTERS

         (a), (b) and (c) The information required in these sections is included in Selected Consolidated Financial Data on pages 22 through 26 of the 1993 Annual Report to Shareholders, which section is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

         Reference is made to Selected Consolidated Financial Data on pages 22 through 26 of the 1993 Annual Report to Shareholders, which section is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 27 through 63 of the 1993 Annual Report to Shareholders, which section is incorporated herein by reference.

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to pages 64 through 74 of the 1993 Annual Report to Shareholders for the consolidated financial statements of CRIIMI MAE, which are incorporated herein by reference. See also Item 14 of this report for information concerning financial statements and financial statement schedules.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a), (b), (c) and (e)

         The information required by Item 10 (a), (b), (c) and (e) with regard to directors and executive officers of the registrant is incorporated herein by reference to CRIIMI MAE's 1994 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the

         Securities and Exchange Commission no later than April 30, 1994.

    (d) There is no family relationship between any of the directors and executive officers.

    (f)  Involvement in certain legal proceedings.

         None.

    (g)  Promoters and control persons.

         Not applicable.

                                  PART III

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to CRIIMI MAE's 1994 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 30, 1994, and Note 3 of the notes to the consolidated financial statements included in the 1993 Annual Report to Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to CRIIMI MAE's 1994 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 30, 1994.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Transactions with management and others.

         Of CRIIMI MAE's five officers, two are executive officers who serve on CRIIMI MAE's Board of Directors. CRIIMI MAE's 1994 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 30, 1994, and Note 3 of the notes to the consolidated financial statements, included in the 1993 Annual Report to Shareholders, which contain a discussion of the amounts, fees and other compensation paid or accrued by CRIIMI MAE to the directors and executive officers and their affiliates, are incorporated herein by reference.

     (b) Certain business relationships.

         CRIIMI MAE has no business relationship with entities of which the general and limited partners of the Adviser to CRIIMI MAE are officers, directors or equity owners other than as set forth in CRIIMI MAE's 1994 Notice of

                                    PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -
           Continued

         Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 30, 1994, which is incorporated herein by reference.

     (c) Indebtedness of management.

         None.

     (d) Transactions with promoters.

         Not applicable.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report:

         1 and 2.   Financial Statements and Financial Statement Schedules

         The following financial statements are incorporated herein by reference in Item 8 from the indicated pages of the 1993 Annual Report to Shareholders:

                                                       Page
Description                                          Number(s)
- -----------                                        -------------
Consolidated Balance Sheets as of December 31,
  1992 and 1993                                    65 through 67

Consolidated Statements of Income for the years
 ended December 31, 1991, 1992 and 1993            68 through 69

Consolidated Statements of Changes in
  Shareholders' Equity for the years ended
  December 31, 1991, 1992 and 1993                 70 through 71

Consolidated Statements of Cash Flows for the
 years ended December 31, 1991, 1992 and 1993      72 through 74

Notes to Consolidated Financial Statements
  which include the information required to be
  included in Schedule XII - Mortgage Loans on
  Real Estate and Schedule XII - Short Term
  Borrowings                                       75 through 135

The report of CRIIMI MAE's independent accountants with respect to the above listed consolidated financial statements appears on page 64 of the 1993 Annual Report to Shareholders.

 All other financial statements and financial statement schedules have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

  (a) 3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

      Exhibit No. 3 - Articles of incorporation and bylaws.

         d. Articles of Incorporation of CRIIMI MAE Inc. (Incorporated by reference from Exhibit 3(d) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

         e. Bylaws of CRIIMI MAE Inc. (Incorporated by reference from Exhibit 3(e) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

         f. Agreement and Articles of Merger between CRIIMI MAE Inc. and CRI Insured Mortgage Association, Inc. as filed with the Office of the Secretary of the State of Delaware (Incorporated by reference from Exhibit 3(f) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

         g. Agreement and Articles of Merger between CRIIMI MAE Inc. and CRI Insured Mortgage Association, Inc. as filed with the State Department of Assessment and Taxation for the State of Maryland (Incorporated by reference from Exhibit 3(g) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

      Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

         a. $85,000,000 Credit Agreement, and the exhibits thereto, dated as of October 23, 1991, between CRI Insured Mortgage Association, Inc., Signet Bank/Virginia and Westpac Banking Corporation (Incorporated by reference from Exhibit 4(g) to the Annual Report on Form 10-K for 1991).

         b. Collateral Pledge Agreement, and the exhibits thereto, dated as of December 31, 1991, between CRI Insured Mortgage Association, Inc., Signet Bank/Virginia, Westpac Banking Corporation and Chemical Bank (Incorporated by reference from Exhibit 4(h) to the Annual Report on Form 10-K for 1991).

         c. Temporary Global Note, dated as of December 31, 1991, in the aggregate amount of $19,190,625 issued by the registrant (Incorporated by reference from Exhibit 4(i) to the Annual Report on Form 10-K for 1991).

         d. $100,000,000 Amended and Restated Credit Agreement, and the exhibits thereto, dated as of October 23, 1991 and Amended December 22, 1992, between CRI Insured Mortgage Association, Inc., Signet Bank/Virginia and Westpac Banking Corporation (Incorporated by reference from Exhibit 4(d) to the Annual Report on Form 10-K for 1992).

         e. Amended and Restated Collateral Pledge Agreement, and the exhibits thereto, dated as of December 31, 1991 and amended and restated as of December 29, 1992, between CRI Insured Mortgage Association, Inc. and Chemical Bank (Incorporated by reference from Exhibit 4(e) to the Annual Report on Form 10-K for 1992).

         f. Amended and Restated Letter of Credit and Reimbursement Agreement and the exhibits thereto, dated as of February 9, 1993 between CRI Funding Corporation, Canadian Imperial Bank of Commerce New York Agency and National Australia Bank Limited, New York Branch (Incorporated by reference from Exhibit 4(f) to the Annual Report on Form 10-K for 1992).

         g. Amended and Restated Guaranty, dated as of February 9, 1993 between CRI Insured Mortgage Association, Inc., Canadian Imperial Bank of Commerce New York Agency and National Australia Bank Limited, New York Branch (Incorporated by reference from Exhibit 4(g) to the Annual Report on Form 10-K for 1992).

         h. Amended and Restated Loan Agreement and the exhibits thereto, dated as of February 9, 1993 between CRI Insured Mortgage Association, Inc. and CRI Funding Corporation (Incorporated by reference from Exhibit 4(h) to the Annual Report on Form 10-K for
             1992).

         i. Second Amended and Restated Security Agreement and the exhibits thereto, dated as of February 9, 1993 between CRI Insured Mortgage Association, Inc., Canadian Imperial Bank of Commerce New York Agency and Chemical Bank (Incorporated by reference from
             Exhibit 4(i) to the Annual Report on Form 10-K for 1992).

         j. Committed Master Repurchase Agreement between Nomura Securities International, Inc. and CRI Insured Mortgage Association, Inc. dated April 30, 1993 (Incorporated by reference from Exhibit 4(j) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

         k. Committed Master Repurchase Agreement Governing Purchases and Sales of Participation Certificates between Nomura Asset Capital Corporation and CRI Insured Mortgage Association, Inc. dated April 30, 1993 (Incorporated by reference from Exhibit 4(k) to the Quarterly Report on Form 10-Q for the quarter ended June 30,
             1993).

         l. Committed Master Repurchase Agreement between Nomura Securities International, Inc. and CRIIMI MAE Inc. dated November 30, 1993 (filed herewith).

         m. Committed Master Repurchase Agreement Governing Purchases and Sales of Participation Certificates between Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated November 30, 1993 (filed herewith).

         n. Extension and Amendment Agreement between CRI Funding Corporation, CRIIMI MAE Inc., Canadian Imperial Bank of Commerce New York Agency, National Australia Bank Limited, New York Branch, and The Fuji Bank, Ltd., New York Branch dated January 25, 1994 (filed herewith).

         o. Settlement Agreement between Alex J. Meloy, Trustee of the Harry Meloy Family Trust and Alan J. Hunken, Trustee of the Alan J. Hunken

             Retirement Plan, individually and in their capacities as representatives of certain plaintiff classes in Alex J. Meloy, et
                                                             -----------------
             al., v. CRI Liquidating REIT, Inc., et al., and (ii) CRI
             -------------------------------------------
             Liquidating REIT, Inc.; CRIIMI MAE Inc.; C.R.I., Inc.; William B. Dockser; Martin C. Schwartzberg, and H. William Willoughby dated September 24, 1993 (filed herewith).

      Exhibit No. 10 - Material contracts.

         a. Revised Form of Advisory Agreement. (Incorporated by reference from Exhibit No. 10.2 to the Registration Statement).

      Exhibit No. 13 - Annual Report to security holders, Form 10-Q or Quarterly Report to security holders.

         a.  1993 Annual Report to Shareholders.

      Exhibit No. 21 - Subsidiaries of the registrant.

         a.  CRI Liquidating REIT, Inc., incorporated in the state of Maryland.

         b.  CRIIMI, Inc., incorporated in the state of Maryland.

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1993.

   (c)   Exhibits

         The list of Exhibits required by Item 601 of Regulation S-K is included in Item (a)(3) above.

   (d)   Financial Statement Schedules

         See Item (a) 1 and 2 above.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CRIIMI MAE INC.

February 15, 1994                          /s/ William B. Dockser
- ---------------------                      ------------------------------
DATE                                       William B. Dockser
                                           Chairman of the Board and
                                             Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 15, 1994                          /s/ Elizabeth O. Flanagan
- ---------------------                      ---------------------------------
DATE                                       Elizabeth O. Flanagan
                                           Chief Financial Officer and
                                             Principal Financial and
                                             Accounting Officer

February 15, 1994                          /s/ H. William Willoughby
- ---------------------                      ---------------------------------
DATE                                       H. William Willoughby
                                           Director, President and
                                             Secretary

February 15, 1994                          /s/ Jay R. Cohen
- ---------------------                      ---------------------------------
DATE                                       Jay R. Cohen
                                           Executive Vice President
                                             and Treasurer

February 2, 1994                           /s/ Frederick J. Burchill
- ---------------------                      ---------------------------------
DATE                                       Frederick J. Burchill
                                           Executive Vice President

February 2, 1994                           /s/ Garrett G. Carlson, Sr.
- ---------------------                      ---------------------------------
DATE                                       Garrett G. Carlson, Sr.
                                           Director

February 10, 1994                          /s/ G. Richard Dunnells
- ---------------------                      ---------------------------------
DATE                                       G. Richard Dunnells
                                           Director

February 15, 1994                          /s/ Robert F. Tardio
- ---------------------                      ---------------------------------
DATE                                       Robert F. Tardio
                                           Director

                            CROSS REFERENCE SHEET

         The item numbers and captions in Parts I, II, III and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:

 Item                          Reference Materials             Page
- -----------------------------------------------------------------------------
3.  Legal Proceedings          1993 Annual Report        134 through 135

5.  Market for the             1993 Annual Report          22 through 26
    Registrant's
    Common Stock and Related
    Stockholder Matters

6.  Selected Financial Data    1993 Annual Report          22 through 26

7.  Management's Discussion    1993 Annual Report          27 through 63
    and Analysis of Financial
    Condition and Results of
    Operations

8.  Financial Statements,      1993 Annual Report          64 through 74
    including Auditors'
    Report, and Supplementary
    Data

10. Directors and Executive    1994 Notice of Annual
    Officers of the            Meeting
    Registrant                 of Shareholders and
                               Proxy
                               Statement

11. Executive Compensation     1993 Annual Report and      86 through 95
                               1994 Notice of Annual
                               Meeting
                               of Shareholders and
                               Proxy
                               Statement

12. Security Ownership of      1994 Notice of Annual
    Certain Beneficial Owners  Meeting of Shareholders
    and Management             and Proxy Statement

13. Certain Relationships and  1993 Annual Report and      86 through 95
    Related Transactions       1994 Notice of Annual
                               Meeting of Shareholders
                               and Proxy Statement

                            CROSS REFERENCE SHEET

 Item                          Reference Materials             Page
- -----------------------------------------------------------------------------
14. Exhibits, Financial        1993 Annual Report         64 through 135
    Statement Schedules, and
    Reports on Form 8-K

                                EXHIBIT INDEX

Exhibit                                                               Page
- -------                                                           ------------
(4)(l)      Committed Master Repurchase Agreement                 1 through 29

(4)(m)      Committed Master Repurchase Agreement Governing       1 through 37
            Purchases and Sales of Participation Certificates

(4)(n)      Extension and Amendment Agreement                     1 through 7

(4)(o)      Settlement Agreement                                  1 through 21

(13)        1993 Annual Report to Shareholders                    22 through 151

(21) 1994 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 1994

                               CRIIMI MAE INC.

                        ANNUAL REPORT TO SHAREHOLDERS

Selected Consolidated Financial Data

For the years ended
December 31,                 1989(a)       1990       1991     1992      1993
                             -------      -------   -------   -------   ------
                               (In thousands, except per share data)
TAX BASIS ACCOUNTING
Composition of dividends
 per share
  for income tax purposes:
  Ordinary income            $  0.93      $  0.82   $  0.67   $  0.75   $  0.91
  Capital gains                 0.02         0.26      0.41      0.33      0.21
  Non-taxable dividend          0.54           --        --        --        --
                             -------      -------   -------   -------   -------
      Total dividends per
       share                 $  1.49(b)   $  1.08   $  1.08   $  1.08   $  1.12
                             =======      =======   =======   =======   =======
Tax basis income             $26,987      $22,276   $22,037   $21,626   $23,015
                             =======      =======   =======   =======   =======
Tax basis income per share   $  1.31      $  1.10   $  1.09   $  1.07   $  1.14
                             =======      =======   =======   =======   =======

ACCOUNTING UNDER GENERALLY
 ACCEPTED ACCOUNTING
 PRINCIPLES
Statement of Income Data:
  Income:
    Mortgage investment
     income                  $40,008      $50,039   $49,323   $45,931   $50,270
    Other income               2,647        4,991     4,995     4,771     6,180
                             -------      -------   -------   -------   -------
      Total income            42,655       55,030    54,318    50,702    56,450
                             -------      -------   -------   -------   -------
  Expenses:
    Interest expense           1,136       22,346    25,791    24,392    28,008
    Termination of
     interest rate swap           --           --        --        --     4,890
    Other operating
     expenses                  2,560        3,182     3,752     3,505     4,639
    Fees to related party      1,839        2,544     2,325     2,238     2,715
    Provision for
     settlement of
     litigation                   --           --        --        --     1,500
                             -------      -------   -------   -------   -------
      Total expenses           5,535       28,072    31,868    30,135    41,752
                             -------      -------   -------   -------   -------

CRIMIMI MAE INC.
Selected Consolidated Financial Data - Continued

Years ended December 31,                  1989(a)     1990       1991          1992      1993
                                         --------   --------   --------      -------   --------
Income before mortgage dispositions,
 gain on sale of shares of subsidiary,
 loss on investment in limited
 partnership, non- recurring merger
 costs and minority interests              37,120     26,958     22,450       20,567     14,698
Net gains from mortgage dispositions        2,958      3,794      4,048        5,733      7,358
Gain on sale of shares of subsidiary           --         --         --           --      3,281
Loss on investment in limited
 partnership                                   --         --         --         (732)        --
Non-recurring merger costs                 (9,561)        --         --           --         --
Minority interests                        (10,977)   (12,379)   (10,855)      (9,527)    (9,580)
                                         --------   --------   --------      -------    -------
Income before extraordinary loss           19,540     18,373     15,643       16,041     15,757
Extraordinary loss from extinguishment
 of debt                                       --         --     (6,642)          --         --
                                         --------   --------   --------      -------    -------
Net income                               $ 19,540   $ 18,373   $  9,001(c)   $16,041    $15,757
                                         ========   ========   ========      =======    =======

Net income per share                        $0.95      $0.91   $   0.45(c)     $0.79      $0.78
                                         ========   ========   ========      =======    =======

Weighted average shares outstanding        20,567     20,184     20,184       20,184     20,184

                               CRIIMI MAE INC.



                                                           As of December 31,
                                           -------------------------------------------------
                                             1989       1990      1991      1992      1993
                                           --------   --------  --------  --------  --------
                                                               (In thousands)
Balance Sheet Data:
  Investment in mortgages (excludes
   mortgages held for disposition)         $456,692   $546,448  $446,703  $448,319   $730,265(d)
  Total assets                              502,530    602,786   546,054   526,667    808,701
  Total debt                                139,426    264,605   245,555   247,968    479,045
  Shareholders' equity                      223,472    211,195   198,397   193,109    215,289(d)

     The selected consolidated statements of income data presented above for the years ended December 31, 1991, 1992 and 1993, and the consolidated balance sheet data as of December 31, 1992 and 1993, were derived from and are qualified by reference to CRIIMI MAE's consolidated financial statements which have been included elsewhere in this Annual Report to Shareholders. The consolidated statements of income data for the years ended December 31, 1989 and 1990 and the consolidated balance sheet data as of December 31, 1989, 1990 and 1991 were derived from audited financial statements not included in this Annual Report to Shareholders. This data should be read in conjunction with the consolidated financial statements and the notes thereto.

(a) All financial information of CRIIMI MAE for the periods prior to the Merger (defined below) on November 27, 1989 has been presented in a manner similar to a pooling of interests, which effectively combines the historical results of the CRIIMI Funds (defined below). The dividends and net income per share amounts for the year ended December 31, 1989 have been restated based upon the weighted average shares outstanding as if the Merger had been consummated on January 1, 1989.

(b) This amount does not include the special dividend of $2.31 per share paid to CRIIMI MAE shareholders of record on November 27, 1989.

(c)  Includes recognition of an extraordinary loss of approximately
     $6.6 million ($0.33 per share) resulting from the refinancing of certain notes payable.

                               CRIIMI MAE INC.

(d)  Includes net unrealized gain on mortgage investments of CRI
     Liquidating of approximately $29.0 million due to the implementation of Statement of Financial Accounting Standard No. 115.

Market Data
- -----------

     On November 28, 1989, CRIIMI MAE was listed on the New York Stock Exchange (Symbol CMM). Prior to that date, there was no public market for CRIIMI MAE's shares. As of December 31, 1992 and 1993, there were 20,183,533 shares held by approximately 23,000 investors. The following table sets forth the high and low closing sales prices and the dividends per share for CRIIMI MAE shares during the periods indicated:

                                1992
                  -------------------------------
                       Sales Price      Dividends
  Quarter Ended      High        Low    per Share
  -------------   -----------  -------  ---------

  March 31,           $ 9 1/2  $ 8 7/8      $ .27
  June 30,              9 1/2    8 3/4        .27
  September 30,         9 7/8    9 3/8        .27
  December 31,         10        9 1/4        .27
                      -------  -------      -----
                                            $1.08
                                            =====
                                 1993
                  -------------------------------
                  Sales Price           Dividends
  Quarter Ended   High         Low      per Share
  -------------   -----------  -------  ---------
  March 31,           $11 1/4  $ 9 7/8      $ .28
  June 30,             11 5/8   10 3/4        .28
  September 30,        12 3/8   11 1/4        .28
  December 31,         12 5/8   11            .28
                      -------  -------      -----
                                            $1.12
                                            =====

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Background
- ----------

     CRIIMI MAE Inc. (CRIIMI MAE) (formerly CRI Insured Mortgage Association, Inc.), an infinite-life, actively managed real estate investment trust (REIT), is the largest REIT specializing in government insured and guaranteed mortgage investments secured by multifamily housing complexes (Government Insured Multifamily Mortgages) located throughout the United States. CRIIMI MAE's principal objectives are to provide stable or growing quarterly cash distributions to its shareholders while preserving and protecting its capital. CRIIMI MAE seeks to achieve these objectives by investing primarily in Government Insured Multifamily Mortgages using a combination of debt and equity financing. CRIIMI MAE and its subsidiary, CRI Liquidating REIT, Inc. (CRI Liquidating), are Maryland corporations.

     CRIIMI MAE and CRI Liquidating were formed in 1989 to effect the merger into CRI Liquidating (the Merger) of three federally insured mortgage funds sponsored by C.R.I., Inc. (CRI), a Delaware corporation formed in 1974: CRI Insured Mortgage Investments Limited Partnership (CRIIMI I); CRI Insured Mortgage Investments II, Inc. (CRIIMI II); and CRI Insured Mortgage Investments III Limited Partnership (CRIIMI III; and, together with CRIIMI I and CRIIMI II, the CRIIMI Funds). The Merger was effected to provide certain potential benefits to investors in the CRIIMI Funds, including the elimination of unrelated business taxable income for certain tax-exempt investors, the diversification of investments, the reduction of general overhead and administrative costs as a percentage of assets and total income and the simplification of tax reporting information. In the Merger, which was approved by investors in each of the CRIIMI Funds and subsequently consummated on November 27, 1989, investors in the CRIIMI Funds received, at their option, shares of CRI Liquidating common stock or shares of CRIIMI MAE common stock.

     Investors in the CRIIMI Funds that received shares of CRIIMI MAE common stock became shareholders in an infinite-life, actively managed REIT having the potential to increase the size of its portfolio and enhance the returns to its shareholders. CRIIMI MAE shareholders retained their economic interests in the assets of the CRIIMI Funds which were transferred to CRI Liquidating through the issuance of one CRI Liquidating share to CRIIMI MAE for each

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

share of CRIIMI MAE common stock issued to investors in the Merger. Upon the completion of the Merger, CRIIMI MAE held a total of 20,361,807 CRI Liquidating shares, or approximately 67% of the issued and outstanding CRI Liquidating shares.

     Investors in the CRIIMI Funds that received shares of CRI Liquidating common stock, as well as CRIIMI MAE, became shareholders in a finite-life, self-liquidating REIT the assets of which consist primarily of Government Insured Multifamily Mortgages and other assets formerly held by the CRIIMI Funds. CRI Liquidating intends to hold, manage and dispose of its mortgage investments in accordance with the objectives and policies of the CRIIMI Funds, including disposing of any remaining mortgage investments by 1997 through an orderly liquidation.

     Pursuant to a Registration Rights Agreement dated November 28, 1989 between CRIIMI MAE and CRI Liquidating, CRIIMI MAE sold 3,162,500 of its CRI Liquidating shares in an underwritten public offering which was consummated in November 1993. As a result of such sale, CRIIMI MAE holds a total of 17,199,307 CRI Liquidating shares, or approximately 57% of CRI Liquidating's issued and outstanding common stock. CRIIMI MAE used approximately $4.9 million of the approximately $26.5 million in net proceeds to terminate a 9.23% interest rate swap agreement on $25 million of CRIIMI MAE's existing indebtedness and used the remaining net proceeds to purchase Government Insured Multifamily Mortgages.

     CRIIMI MAE and CRI Liquidating are governed by a board of directors, a majority of whom are independent directors with extensive industry related experience. The Board of Directors of CRIIMI MAE and CRI Liquidating has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to CRIIMI MAE and CRI Liquidating. The Adviser's general partner is CRI and its operations are conducted by CRI's employees. CRIIMI MAE's and CRI Liquidating's executive officers are senior executive officers of CRI. The Adviser manages CRIIMI MAE's portfolio of Government Insured Multifamily Mortgages and other assets with the goal of maximizing CRIIMI MAE's value, and conducts CRIIMI MAE's day-to-day operations. Under an advisory agreement between CRIIMI MAE and the Adviser, the Adviser and its affiliates receive certain fees and expense reimbursements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

CRIIMI MAE Investments
- ----------------------

     CRIIMI MAE's investment policies, which are overseen by the CRIIMI MAE Board of Directors, are intended to foster its objectives of providing stable or growing quarterly cash distributions to its shareholders while preserving and protecting its capital. CRIIMI MAE seeks to achieve these objectives by investing primarily in Government Insured Multifamily Mortgages issued or sold pursuant to programs sponsored by the Federal Housing Administration (FHA) and the Government National Mortgage Association (GNMA). CRIIMI MAE's sources of capital include borrowings, principal distributions received on its CRI Liquidating shares, principal proceeds of CRIIMI MAE mortgage dispositions and proceeds from equity offerings.

     As of December 31, 1992 and 1993, CRIIMI MAE directly owned 60 and 126 Government Insured Multifamily Mortgages, respectively, which had a weighted average effective interest rate of approximately 10.1% and 8.52%, a weighted average remaining term of approximately 31 years and 34 years, and a tax basis of approximately $226 million and $499 million, respectively.

     As of December 31, 1992 and 1993, CRIIMI MAE indirectly owned through its subsidiary, CRI Liquidating, 73 and 63 Government Insured Multifamily Mortgages, respectively, which had a weighted average effective interest rate of approximately 9.91% and 10.03%, a weighted average remaining term of approximately 28 years and 27 years, and a tax basis of approximately $221 million and $173 million, respectively.

     Thus, on a consolidated basis, as of December 31, 1992 and 1993, CRIIMI
MAE owned, directly or indirectly, 133 and 189 Government Insured Multifamily Mortgages, respectively. These consolidated mortgage investments (including Mortgages Held for Disposition) had a weighted average effective interest rate of approximately 9.98%, a weighted average remaining term of approximately 29 years and a tax basis of approximately $447 million, as of December 31, 1992. These amounts compare to a weighted average effective interest rate of approximately 8.95%, a weighted average remaining term of approximately 32 years and a tax basis of approximately $672 million, as of December 31, 1993. In addition, as of December 31, 1993, CRIIMI MAE had committed

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

approximately $41 million for investment in Government Insured Multifamily Mortgages or advances on FHA-Insured Loans (defined below) relating to the construction or rehabilitation of multifamily housing projects, including nursing homes and intermediate care facilities (Government Insured Construction Mortgages), to be funded by borrowings under the Commercial Paper Facility and the remaining funds available under the Master Repurchase Agreements, as defined below in "Liquidity-Corporate Borrowings".

     In connection with CRI Liquidating's business plan which calls for an orderly liquidation of approximately 25% of its December 31, 1993 portfolio balance each year through 1997, on February 10, 1994, CRI Liquidating sold twelve Government Insured Multifamily Mortgages resulting in net sales proceeds of approximately $48.7 million. As of the date of the sale, these twelve Government Insured Multifamily Mortgages had a weighted average effective interest rate of approximately 10.3%, a weighted average remaining term of approximately 28 years and a tax basis of approximately $34 million. This sale is expected to result in financial statement and tax basis gains of approximately $11.7 million and $14.7 million, respectively.

     As discussed below, CRIIMI MAE is permitted to make direct investments in primarily two categories of Government Insured Multifamily Mortgages at, near, or above par value (Near Par or Premium Mortgage Investments).

     FHA-Insured Loans--The first category of Near Par or Premium Mortgage Investments in which CRIIMI MAE is permitted to invest consists of Government Insured Multifamily Mortgages insured by FHA pursuant to provisions of the National Housing Act (FHA-Insured Loans). All of the FHA-Insured Loans in which CRIIMI MAE invests are insured by HUD for effectively 99% of their current face value. As part of its investment strategy, CRIIMI MAE also invests in Government Insured Construction Mortgages which involve a two-tier financing process in which a short-term loan covering construction costs is converted into a permanent loan. CRIIMI MAE also becomes the holder of the permanent loan upon conversion. The construction loan is funded in HUD-approved draws based upon the progress of construction. The construction loans are GNMA-guaranteed or insured by HUD. The construction loan generally

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

does not amortize during the construction period. Amortization begins upon conversion of the construction loan into a permanent loan, which generally occurs within a 24-month period from the initial endorsement by HUD.

     Mortgage-Backed Securities--The second category of Near Par or Premium Mortgage Investments in which CRIIMI MAE is permitted to invest consists of federally guaranteed mortgage-backed securities or other securities backed by Government Insured Multifamily Mortgages issued by entities other than GNMA (Mortgage-Backed Securities) and Mortgage-Backed Securities 100% guaranteed as to principal and interest by GNMA (GNMA Mortgage-Backed Securities). As of December 31, 1993, all of CRIIMI MAE's mortgage investments in this category were GNMA Mortgage-Backed Securities. The GNMA Mortgage-Backed Securities in which CRIIMI MAE invests are backed by Government Insured Multifamily Mortgages insured in whole by HUD, or insured by HUD and a coinsured lender under HUD mortgage insurance programs and the coinsurance provisions of the National Housing Act. The Mortgage-Backed Securities in which CRIIMI MAE is permitted to invest, although none have been acquired as of December 31, 1993, are backed by Government Insured Multifamily Mortgages which are insured in whole by HUD under HUD mortgage insurance programs.

     Generally, Government Insured Multifamily Mortgages which are purchased near, at or above par value will result in a loss if the mortgage investment is prepaid or assigned prior to maturity because the amortized cost of the mortgage investment, including acquisition costs, is approximately the same as or slightly higher than the insured amount of the mortgage investment. As of December 31, 1993, substantially all of the mortgage investments owned directly by CRIIMI MAE consisted of Government Insured Multifamily Mortgages that are Near Par or Premium Mortgage Investments. Based on current interest rates, the Adviser does not believe that the prepayment, assignment, or sale of any of CRIIMI MAE's Government Insured Multifamily Mortgages would result in a material financial statement or tax basis gain or loss.

     CRI Liquidating Mortgage Investments--CRI Liquidating's mortgage investments consist solely of the Government Insured Multifamily Mortgages it acquired from the CRIIMI Funds in the Merger. The CRIIMI Funds invested primarily in Government Insured

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

Multifamily Mortgages issued or sold pursuant to programs of GNMA and FHA.

     The majority of CRI Liquidating's mortgage investments were acquired by the CRIIMI Funds at a discount to face value (Discount Mortgage Investments) on the belief that based on economic, market, legal and other factors, such Discount Mortgage Investments might be sold for cash, prepaid as a result of a conversion to condominium housing or otherwise disposed of or refinanced in a manner requiring prepayment or permitting other profitable disposition three to twelve years after acquisition by the CRIIMI Funds. Based on current interest rates, the Adviser expects that (i) the disposition of most of CRI Liquidating's Government Insured Multifamily Mortgages will result in a gain on a financial statement basis, and (ii) the disposition of any of CRI Liquidating's Government Insured Multifamily Mortgages will not result in a material loss on a financial statement basis and will result in a gain on a tax basis.

     Other CRIIMI MAE Mortgage Investments--In addition to investing in FHA-Insured Loans and GNMA-Mortgage Backed Securities, CRIIMI MAE's investment policies also permit CRIIMI MAE to invest in Government Insured Multifamily Mortgages which are not FHA-insured or GNMA-guaranteed (Other Insured Mortgages) and in certain other mortgage investments which are not federally insured or
guaranteed (Other Multifamily Mortgages).   Pursuant to CRIIMI MAE's policy, at
the time of their acquisition, Other Multifamily Mortgages must have an expected yield of at least 150 basis points (1.5%) greater than the yield on Government Insured Multifamily Mortgages which could be acquired in the then current market and must meet certain other strict underwriting guidelines. The CRIIMI MAE Board of Directors has adopted a policy limiting Other Multifamily Mortgages to 20% of CRIIMI MAE's total consolidated assets. As of December 31, 1993, CRIIMI MAE had not invested or committed to invest in any Other Insured Mortgages or Other Multifamily Mortgages and CRIIMI MAE does not currently intend to invest in any Other Multifamily Mortgages for at least twelve months after the filing date of this report.

     CRIIMI MAE is currently exploring opportunities in connection with the sponsorship of securities offerings which involve the pooling of certain Other Multifamily Mortgages to further enhance

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

potential returns to CRIIMI MAE shareholders. Such sponsorship may also include the investment by CRIIMI MAE in the non-investment grade or unrated tranches of mortgage pools having a high current yield. As of December 31, 1993, CRIIMI MAE had not participated in the sponsorship of any such securities offerings. The Adviser does not expect that investments of this nature will exceed 5% of CRIIMI MAE's total consolidated assets for at least twelve months after the filing date of this report.

     Investment in Insured Mortgage Funds and Advisory Partnership--On
September 6, 1991, CRIIMI MAE, through its wholly owned subsidiary CRIIMI, Inc., acquired from Integrated Resources, Inc. all of the general partnership interests in four publicly held limited partnerships known as the American Insured Mortgage Investors Funds (the AIM Funds). The AIM Funds own mortgage investments which are substantially similar to those owned by CRIIMI MAE and CRI Liquidating. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges among the AIM Funds from 2.9% to 4.9%) from each of the AIM Funds. In addition, CRIIMI MAE owns indirectly a limited partnership interest in the adviser to the AIM Funds in respect of which CRIIMI MAE receives a guaranteed return each year.

Acquisitions
- ------------

     During 1993, CRIIMI MAE directly acquired 61 Government Insured
Multifamily Mortgages with an aggregate purchase price of approximately $284 million at purchase prices ranging from $0.5 million to $30.8 million, with a weighted average effective interest rate of approximately 7.56% and a weighted average remaining term of approximately 33.4 years. In addition, during 1993, CRIIMI MAE funded advances of approximately $29 million on Government Insured Construction Mortgages with a weighted average effective interest rate of approximately 8.73%. As of December 31, 1993, CRIIMI MAE had committed to acquire additional Government Insured Multifamily Mortgages and to make additional advances on and/or acquire Government Insured Construction Mortgages, totalling approximately $41 million.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

     During 1993, CRIIMI MAE, and, during each of 1992 and 1993, CRI
Liquidating entered into transactions in which mortgage-backed and other government agency securities were purchased. These transactions provided CRIIMI MAE with above average returns compared to its other short-term investments while maintaining the high quality of its assets and assisted in maintaining CRI Liquidating's REIT status. Some of these purchases were financed with borrowings which were nonrecourse and fully secured with the purchased mortgage-backed and other government agency securities. As of December 31, 1993, CRIIMI MAE and as of December 31, 1992 and 1993, CRI Liquidating had disposed of the mortgage-backed and other government agency securities acquired in such year and repaid the related debt.

Dispositions
- ------------

     Dispositions result from prepayments of, defaults on and sales of Government Insured Multifamily Mortgages. Decreases in market interest rates could result in the prepayment of certain mortgage investments. CRIIMI MAE believes, however, that declining interest rates result in increased prepayments of single-family mortgages to a greater extent than mortgages on multifamily properties. This is partially due to lockouts (i.e. prepayment prohibitions), prepayment penalties or difficulties in obtaining refinancing for multifamily dwellings. However, because of the current low interest rates and HUD's current strategy of encouraging mortgagors to refinance high interest rate loans, CRIIMI MAE may experience increased prepayment levels as compared to prior years.

     Decreases in occupancy levels, rental rates or value of any property underlying a mortgage investment may result in the mortgagor being unable or unwilling to make required payments on the mortgage and thereby defaulting. The proceeds from the assignment (following a default) or prepayment of a Discount Mortgage Investment are expected to exceed the amortized cost of the investment. The proceeds from the assignment or prepayment of a Near Par or Premium Mortgage Investment may be slightly less than, the same as, or slightly more than, the amortized cost of the investment. The proceeds from the sale of any mortgage investment, whether a Discount Mortgage Investment or a Near Par or Premium Mortgage Investment may be slightly less than, the same

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

as, or more than the amortized cost of the investment depending on interest rates at the time of sale.

     On an amortized cost and tax basis, substantially all of CRIIMI MAE's mortgages are Near Par or Premium Mortgage Investments. Therefore, the proceeds from a default or prepayment of any of CRIIMI MAE's mortgage investments are expected to be slightly less than, the same as, or slightly more than the amortized cost and tax basis of such mortgages.

     On an amortized cost basis, as of December 31, 1993, approximately 91% of CRI Liquidating's mortgages were Discount Mortgage Investments and approximately 9% were Near Par or Premium Mortgage Investments. On a tax basis, all of CRI Liquidating's mortgages were Discount Mortgage Investments. Therefore, whether by default or prepayment, the proceeds from the disposition of CRI Liquidating's mortgage investments would, for a majority of such mortgages, be expected to exceed the tax basis of such mortgages. However, on an amortized cost basis, the proceeds from a default on, or prepayment of CRI Liquidating's Near Par or Premium Mortgage Investments would be expected to be slightly less than, the same as, or slightly more than the amortized cost.

     While it is not expected that CRIIMI MAE will sell any of its mortgage investments, CRI Liquidating's business plan calls for an orderly liquidation of approximately 25% of its December 31, 1993 portfolio balance per year through 1997. Therefore, to the extent mortgage investments are not otherwise disposed of, CRI Liquidating intends to sell a substantial portion of its portfolio as is necessary to effect its liquidation plan.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

Historical Dispositions
- -----------------------

     The following table sets forth certain information concerning dispositions of Government Insured Multifamily Mortgages by CRIIMI MAE and CRI Liquidating for the past five years:

                                                                                        Net Gain/(Loss)
                                                                                         Recognized for    Net Gain/(Loss)
                                                                                            Financial         Recognized
                                           Type of Dispositions                             Statement           For Tax
Year                                 Assignment(1)   Sale   Prepayment        Total         Purposes          Purposes(3)
- ----                                 -------------   ----   ----------        -----     ---------------    ---------------

1989-CRI Liq.                              5           1         1              7         $ 2,957,598        $ 2,977,188
  CRIIMI MAE                              --          --        --             --                  --                 --
1990-CRI Liq.                              6          --        --              6           3,853,503          8,005,092
  CRIIMI MAE                               2          --        --              2             (59,338)           (59,338)
1991-CRI Liq.                              8          19        --             27           4,481,534         12,706,737
  CRIIMI MAE                               5           1        --              6            (433,648)          (310,089)
1992-CRI Liq.                              3          --        --              3           6,097,102         11,202,237
  CRIIMI MAE                               4          --        --              4            (363,957)          (118,498)
1993-CRI Liq.                              2           5         3             10           8,089,840         14,938,128
  CRIIMI MAE                               2          --         5              7            (732,095)          (650,339)
                                        ----        ----      ----           ----          ----------         ----------
                                          37(2)       26         9             72         $23,890,539        $48,691,118
                                        ====        ====      ====           ====          ==========         ==========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

(1) CRIIMI MAE or CRI Liquidating may elect to receive insurance benefits in the form of cash when a Government Insured Multifamily Mortgage defaults. In that event, 90% of the face value of the mortgage generally is received within approximately 90 days of assignment of the mortgage to HUD and 9% of the face value of the mortgage is received upon final processing by HUD which may not occur in the same year as assignment. If CRIIMI MAE or CRI Liquidating elects to receive insurance benefits in the form of HUD debentures, 99% of the face value of the mortgage is received upon final processing by HUD. Gains from dispositions are recognized upon receipt of funds or HUD debentures and losses generally are recognized at the time of assignment.

(2) Eight of the 37 assignments were sales of Government Insured Multifamily Mortgages then in default and resulted in the CRIIMI Funds, CRI Liquidating or CRIIMI MAE receiving near or above face value.

(3) In connection with the Merger, CRI Liquidating recorded its investment in mortgages at the lower of cost or fair value, which resulted in an overall net write down for tax purposes. For financial statement purposes, carryover basis of accounting was used. Therefore, since the Merger, the net gain for tax purposes was greater than the net gain recognized for financial statement purposes. As a REIT, dividends to shareholders are based on tax basis income.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity
- ---------

     CRIIMI MAE and CRI Liquidating closely monitor their cash flow and liquidity positions in an effort to ensure that sufficient cash is available for operations and debt service requirements and to continue to qualify as REITs. CRIIMI MAE and CRI Liquidating's cash receipts, which have been derived from scheduled payments of outstanding principal of and interest on, and proceeds from dispositions of, mortgage investments held by CRIIMI MAE and CRI Liquidating, plus cash receipts from interest on temporary investments, borrowings, cash received from CRIIMI MAE's interests in the AIM Funds and advisory partnership, and cash received from CRI Liquidating's investment in limited partnerships (Participations), were sufficient for the years 1991, 1992 and 1993 to meet operating, investing and financing cash requirements. It is anticipated that cash receipts will be sufficient in future years to meet similar cash requirements. Cash flow was also sufficient to provide for the payment of dividends to shareholders. As of December 31, 1993, there were no significant commitments for capital expenditures; however, as of such date, CRIIMI MAE had committed to fund additional Government Insured Construction Mortgages and acquire additional Government Insured Multifamily Mortgages totaling approximately $41.0 million.

     Dividends -- During 1993, CRIIMI MAE increased its quarterly dividend to $0.28 per share. Dividends totaled $1.12 per share for 1993. During the twelve consecutive quarters before 1993, CRIIMI MAE paid dividends of $0.27 per share. CRIIMI MAE's objective is to pay a stable quarterly dividend and to increase the tax basis income over time, and thereby increase the quarterly dividend. Although CRIIMI MAE's mortgage investments yield a fixed monthly mortgage payment once purchased, the cash dividends paid by CRIIMI MAE and by CRI Liquidating will vary during each year due to several factors. The factors which impact CRIIMI MAE's dividend include (i) the distributions which CRIIMI MAE receives on its CRI Liquidating shares, (ii) the Net Positive Spreads (as defined below) on borrowings under CRIIMI MAE's financing facilities, (iii) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's commercial paper rate based and London Interbank Offered Rate (LIBOR) based debt is priced, (iv) the fluctuating yields in the short-term money market

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends, (v) the yield at which principal from scheduled monthly mortgage payments, mortgage dispositions and distributions from the AIM Funds and from CRI Liquidating can be reinvested, (vi) variations in the cash flow received from the AIM Funds, and (vii) changes in operating expenses. Additionally, mortgage dispositions may increase the return to the shareholders for a period, although neither the timing nor the amount can be predicted.

     The factors which impact CRI Liquidating's dividend include (i) yields on CRI Liquidating's mortgage investments, (ii) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (iii) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends, (iv) changes in operating expenses and (v) variations in the cash flow received from the Participations.

     Asset/Liability Management -- CRIIMI MAE seeks to enhance the return to its shareholders through the use of leverage. Nevertheless, CRIIMI MAE's use of leverage carries with it the risk that the cost of borrowings could increase relative to the return on its mortgage investments, which could result in reduced net income or a net loss and thereby reduce the return to shareholders. A key objective of asset/liability management is to reduce interest rate risk. The Adviser continuously monitors CRIIMI MAE's outstanding borrowings in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities. Over the past four years, the Adviser has reduced CRIIMI MAE's effective borrowing rate through refinancings and new financings and the Adviser continues to evaluate opportunities to further reduce CRIIMI MAE's borrowing costs.

     CRIIMI MAE expects to continue to use leverage only to the extent that (i) the proceeds therefrom will be used for investments such as CRIIMI MAE's current portfolio of Government Insured Multifamily Mortgages or other high quality assets including Other Multifamily Mortgages and Other Insured Mortgages; (ii) the risk of adverse changes in interest rates is reduced by

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

the use of hedging techniques such as those currently employed by CRIIMI MAE; and (iii) the Adviser believes that after investing all funds from any specific borrowing, a Net Positive Spread (the difference between the yield on a mortgage investment acquired with borrowings and all incremental borrowing and operating expenses on a tax basis associated with the acquisition of such mortgage investment) of at least 40 basis points will be achievable.

     It is CRIIMI MAE's policy to borrow only when the Net Positive Spread on the borrowing is at least 40 basis points at inception of the borrowing. Such policy provides that if Net Positive Spreads of at least 40 basis points are not maintained, the annual and master servicing fees payable to the Adviser, which are calculated as a percentage of invested assets, will be reduced so that such fees, in basis points, equal the Net Positive Spread, in basis points. As of December 31, 1992 and 1993, CRIIMI MAE had a Net Positive Spread of approximately 60 and 177 basis points, respectively, on its borrowings. With respect to approximately $300.0 million of new borrowings invested or committed for investment during 1993, as of December 31, 1993, CRIIMI MAE had an average Net Positive Spread of approximately 250 basis points.

     CRIIMI MAE's secured financings require that its debt-to-equity ratio not exceed 2.5:1. As of December 31, 1993, CRIIMI MAE's debt-to-equity ratio, excluding approximately $41 million of borrowings committed for investment in mortgages, was 2.2:1, and its debt-to-equity ratio, including such borrowings, was 2.4:1.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

     Corporate Borrowings--The following table summarizes CRIIMI MAE's corporate borrowings as of December 31, 1993:


                                                     As of
                                               December 31, 1993
                                               -----------------
     Short-term debt:
       Commercial Paper Facility                  $ 95,306,000
                                                  ============

     Long-term debt:
       Master Repurchase Agreements               $331,712,648
       Bank Term Loan                               52,026,400
                                                  ------------
                                                  $383,739,048

     Total Corporate Borrowings                   $479,045,048
                                                  ============

     CRIIMI MAE's long-term debt matures over the next three years as follows:

           1994                                   $ 15,800,000
           1995                                     15,800,000
           1996                                    352,139,048
                                                  ------------
           Total                                  $383,739,048
                                                  ============

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

     (1) Commercial Paper Facility--The following table shows commercial paper borrowing activity as of December 31, 1992 and 1993 and for the years then ended:




                                       As of December 31,
                                   ---------------------------
                                       1992           1993
                                   ------------   ------------

Amount borrowed                    $186,300,000   $ 95,306,000
Weighted average interest rate
  (including all borrowing and
   hedging costs)                          8.96%          7.84%

                                     Year ended December 31,
                                   ---------------------------
                                       1992           1993
                                   ------------   ------------

Maximum amount outstanding         $186,300,000   $186,300,000

Average amount outstanding         $179,174,236   $133,563,678
Weighted average interest rate
 (including all borrowing and
 hedging costs)                            8.79%          8.25%


     The base issuance rate for commercial paper issued under CRIIMI MAE's commercial paper facility (the Commercial Paper Facility) ranged from 3.20% to 4.45% during the year ended December 31, 1992 and 3.15% to 3.68% during the year ended December 31, 1993, and was 4.02% and 3.41% as of December 31, 1992 and 1993, respectively.

     CRIIMI MAE's Commercial Paper Facility provides for the issuance of commercial paper by CRI Funding Corporation, an unaffiliated special purpose corporation, which lends the proceeds from the issuance to CRIIMI MAE. If commercial paper is not issued, the special purpose corporation may meet its obligation to

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

provide financing to CRIIMI MAE by borrowing at a rate of LIBOR plus 0.50% under a $140.0 million revolving credit facility which was established in connection with the Commercial Paper Facility.

     Borrowings pursuant to the Commercial Paper Facility are collateralized by a pledge of certain of CRIIMI MAE's Government Insured Multifamily Mortgages. The loan agreements contain numerous covenants which CRIIMI MAE must satisfy, including requirements that the fair value of collateral pledged must equal at least 110% of the amounts borrowed and that interest on the collateral pledged equal at least 120% of the debt service on the amounts borrowed. In addition, 60% of the Government Insured Multifamily Mortgages pledged as collateral must be GNMA-Mortgage Backed Securities. As of December 31, 1993, Government Insured Multifamily Mortgages held directly by CRIIMI MAE with a market value and face value of approximately $145.4 million and $139.7 million, respectively, were used as collateral pursuant to the Commercial Paper Facility.

     In February 1993, CRIIMI MAE entered into an agreement to replace a $190.0 million letter of credit which provided the credit enhancement for the Commercial Paper Facility and related revolving credit facility, with two letters of credit in the amount of $35.0 million and $155.0 million provided by National Australia Bank, Limited and Canadian Imperial Bank of Commerce (CIBC), respectively. In April 1993, the letter of credit provided by CIBC was reduced to $105.0 million. Subsequent to December 31, 1993, the special purpose corporation replaced borrowings under the Commercial Paper Facility with revolving credit loans. These revolving credit loans were scheduled to mature on January 28, 1994; however, the maturity date has been extended until February 28, 1994. CRIIMI MAE executed a Commitment Letter and Term Sheet for a revolving credit facility, dated November 24, 1993, to replace these agreements with a 30-month non-amortizing bank loan to be issued prior to the expiration date of the letter of credit agreements by lenders including the aforementioned bank group on terms substantially similar to the April 1993 Master Repurchase Agreements (defined below). While there is no assurance, CRIIMI MAE expects to close on such new revolving credit facility on or before February 28, 1994. If CRIIMI MAE is unable to consummate the loan by such

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

date, the Adviser believes that it will be able to obtain a further extension of its existing revolving credit loans.

     (2) Master Repurchase Agreements--On April 30, 1993, CRIIMI MAE entered into master repurchase agreements (the Master Repurchase Agreements) with Nomura Securities International, Inc. and Nomura Asset Capital Corporation (collectively, Nomura) which provide CRIIMI MAE with $350.0 million of available financing for a three-year term. CRIIMI MAE intends to seek renewal of the Master Repurchase Agreements upon expiration. Interest on such borrowings is based on the three-month LIBOR plus 0.75% or 0.50% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. For April through December 1993, the three-month LIBOR for these borrowings ranged from 3.18% to 3.50%. The value of the collateral pledged must equal at least 105% and 110% of the amounts borrowed for GNMA Mortgage-Backed Securities and FHA-Insured Loans, respectively. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities. As of December 31, 1993, mortgage investments directly owned by CRIIMI MAE which approximate $349.4 million at market value and $342.2 million at face value, were used as collateral pursuant to certain terms of the Master Repurchase Agreements.

     As of December 31, 1993, CRIIMI MAE used approximately $281.7 million of the funds available under the Master Repurchase Agreements to acquire Government Insured Multifamily Mortgages and $50.0 million to repay a portion of borrowings under the Commercial Paper Facility. In addition, approximately $18.3 million of the balance of the funds available have been committed for investment in Government Insured Multifamily Mortgages or advances on Government Insured Construction Mortgages.

     On November 30, 1993, CRIIMI MAE entered into additional repurchase agreements with Nomura pursuant to which Nomura will provide CRIIMI MAE with an additional $150.0 million of available financing for a three-year term. The agreements provide that the funding will be utilized to purchase FHA-Insured Loans and GNMA Mortgage-Backed Securities in the event of the successful completion of the Equity Offering (described below in "Other Events"). In that event, it is contemplated that CRIIMI MAE will borrow the full $150.0 million no earlier than the consummation of

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

the Equity Offering, but no later than July 1, 1994. The terms of the $150.0 million financing arrangements are similar to the terms of the Master Repurchase Agreements entered into in April 1993.

     (3) Bank Term Loan--On October 23, 1991, CRIIMI MAE entered into a credit agreement with two banks for a reducing term loan facility (the Bank Term Loan) in an aggregate amount not to exceed $85.0 million, subject to certain terms and conditions. In December 1992, the credit agreement was amended to increase the reducing term loan by $15.0 million. The Bank Term Loan had an outstanding principal balance of approximately $61.7 million and $52.0 million as of December 31, 1992 and 1993, respectively. As of December 31, 1992 and 1993, the Bank Term Loan was secured by the value of 17,784,000 and 13,874,000 CRI Liquidating shares owned by CRIIMI MAE, respectively. As a result of principal payments on the Bank Term Loan in 1993, 750,000 of the 13,874,000 CRI Liquidating shares pledged as collateral were released in January 1994. The Bank Term Loan requires a quarterly principal payment based on the greater of the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing the Bank Term Loan or an amount to bring the Bank Term Loan to its scheduled outstanding balance at the end of such quarter. The minimum amount of annual principal payments is approximately $15.8 million, with any remaining amounts of the original $85.0 million of principal due in April 1996 and any remaining amounts of the $15.0 million of increased principal due in December 1996.

     The amended Bank Term Loan provides for an interest rate of 1.10% over three-month LIBOR plus an agent fee of 0.05% per year. During 1992 and 1993, three-month LIBOR for borrowings under the Bank Term Loan ranged from 3.44% to 4.50% and 3.19% to 3.59%, respectively.

     Hedging -- CRIIMI MAE is subject to the risk that changes in interest rates could reduce Net Positive Spreads by increasing CRIIMI MAE's borrowing costs and/or decreasing the yield on its Government Insured Multifamily Mortgages. An increase in CRIIMI MAE borrowing costs could result from an increase in short-term interest rates. To partially limit the adverse effects of rising interest rates, CRIIMI MAE has entered into a series of interest rate hedging agreements in an aggregate notional amount

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

approximately equal to all of its outstanding borrowings and commitments. To the extent CRIIMI MAE has not fully hedged its portfolio, in periods of rising interest rates CRIIMI MAE's overall borrowing costs would increase with little or no overall increase in mortgage investment income, resulting in returns to shareholders that would be lower than those available if interest rates had remained unchanged.

     Borrowings by CRIIMI MAE generally are hedged by swap, cap or collar agreements. As of December 31, 1993, CRIIMI MAE had in place interest rate collars on the indices underlying borrowing rates for the Commercial Paper Facility (the CP Index) with an aggregate notional amount of $115 million, a weighted average floor of 8.55% and a weighted average cap of 10.37%. An interest rate collar limits the CP Index to a maximum interest rate and also enables CRIIMI MAE to receive the benefit of a decline in the CP Index to the floor of the collar for the period of the collar. To the extent that the CP Index increases, CRIIMI MAE's overall borrowing costs would not increase until the CP Index reaches the level of the floor of the collar. At that point, CRIIMI MAE's borrowing costs would increase as the CP Index increases but only until the CP Index reaches the maximum rate provided for by the collar.

     As of December 31, 1993, CRIIMI MAE had in place interest rate caps on the CP Index and LIBOR underlying borrowing rates for the Commercial Paper Facility and Master Repurchase Agreements. The caps based on the CP Index have an aggregate notional amount of $50 million and a weighted average cap of 8.73%. The caps based on LIBOR have an aggregate notional amount of $300 million with a weighted average cap of 6.23%. CRIIMI MAE also had an interest rate cap with a notional amount of approximately $63 million and a cap of 6.5% on the LIBOR underlying the Bank Term Loan. An interest rate cap effectively limits CRIIMI MAE's interest rate risk on floating rate borrowings by limiting the CP Index or LIBOR, as the case may be, to a maximum interest rate for the period of the cap. To the extent the CP Index or LIBOR decrease, CRIIMI MAE's borrowing costs would decrease under such caps. To the extent the CP Index or LIBOR increase, CRIIMI MAE's borrowing costs would increase but only until the CP Index or LIBOR reaches the maximum rate provided for by the cap. As of December 31, 1993, certain cap agreements based on the three-month

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

LIBOR with a notional amount of $300 million were between approximately 2.62% and 3.13% above the current three-month LIBOR.

     On December 1, 1993, CRIIMI MAE paid approximately $4.9 million to terminate an interest rate swap entered into on February 8, 1990 with a notional amount of $25 million and a fixed rate of 9.23%. The termination of this swap was effective December 1, 1993. The cost to terminate the interest rate swap was expensed in the accompanying consolidated statement of income for the year ended December 31, 1993 as the underlying debt under the Commercial Paper Facility being hedged was repaid. As of December 31, 1993, CRIIMI MAE had in place no swap agreements.

     Current interest rates are substantially lower than when CRIIMI MAE entered into $165 million of its existing interest rate hedging agreements. As of December 31, 1993, certain collar agreements based on the CP Index with a notional amount of $115 million carried minimum interest rates which were between approximately 5.0% and 5.4% above the current CP Index. Such hedging agreements expire in 1995. While there is no assurance that any new agreements will be made, the Adviser is actively exploring alternatives to replace these hedging agreements when they expire in order to capitalize on the current low interest rate environment.

     As a result of minimum interest rate levels associated with the swap agreement terminated in December, 1993 and the collar agreements which expire in 1995, CRIIMI MAE incurred additional interest expense of $4.3 million, $8.1 million and $8.6 million for the years ended December 31, 1991, 1992 and 1993, respectively, of which approximately $0.8 million, $1.3 million and $1.4 million, respectively, was attributable to the terminated swap agreement. The additional interest expense amounts also include amortization of approximately $0.1 million, $0.2 million and $0.6 million, respectively, related to up-front hedging costs.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

     The following table sets forth information relating to CRIIMI MAE's hedging agreements with respect to borrowings under the Commercial Paper Facility and Master Repurchase Agreements:


       Hedging              Notional
      Instrument             Amount         Effective Date        Maturity Date        Floor           Cap           Index(c)
- ----------------------   --------------  --------------------   ------------------  ------------  ------------   ---------------

Collar                 $ 30.0 million    March 7, 1990          March 7, 1995       8.375%           10.125%           CP
Collar                   20.0 million    March 30, 1990         March 30, 1995      8.375%           10.125%           CP
Collar                   30.0 million    July 8, 1990           February 8, 1995    8.625%           10.625%           CP
                                         July 9, 1990 through
Accreting Collar         35.0 million    December 9, 1990       July 9, 1995        8.750%           10.500%           CP
Cap (a)                  25.0 million    May 24, 1991           May 24, 1996          N/A(a)          9.000%           CP
Cap                      25.0 million    June 17, 1991          June 17, 1996         N/A             8.450%           CP
Cap (b)                  50.0 million    June 25, 1993          June 25, 1998         N/A             6.50%           LIBOR
Cap (b)                  50.0 million    July 1, 1993           June 3, 1996          N/A             6.50%           LIBOR
Cap (b)                  50.0 million    July 20, 1993          July 20, 1998         N/A             6.25%           LIBOR
Cap (b)                  50.0 million    August 10, 1993        August 10, 1997       N/A             6.00%           LIBOR
Cap (b)                  50.0 million    August 27, 1993        August 27, 1997       N/A             6.125%          LIBOR
Cap (b)                  50.0 million    November 10, 1993      November 10, 1997     N/A             6.00%           LIBOR
                        -------------
                       $465.0 million
                        =============

(a) On May 24, 1993, CRIIMI MAE and CIBC terminated the floor on this former collar. In consideration of such termination, CRIIMI MAE paid CIBC approximately $2.3 million. This amount was deferred on the accompanying consolidated balance sheet as the underlying debt being hedged is still outstanding. This amount will be amortized for the period from May 24, 1993 through May 24, 1996. CRIIMI MAE amortized approximately $0.5 million of this deferred amount in the accompanying consolidated statements of income for the year ended December 31, 1993.

(b) Approximately $4.5 million of costs were incurred in 1993 in connection with the establishment of interest rate hedges. These costs are being amortized using the effective interest method over the term of the interest rate hedge agreement for financial statement purposes and in accordance with the regulations under Internal Revenue Code Section 446 with respect to notional principal contracts for tax purposes.

(c)  The hedges are based either on the 30-day Commercial Paper Composite Index
     (CP) or three-month LIBOR.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

     In addition, CRIIMI MAE entered into an interest rate hedge agreement on the Bank Term Loan to cap LIBOR at 6.5% based on the expected paydown schedule and an incremental hedge of 10.5% on the difference between the required and expected paydown schedules. As of December 31, 1993, three-month LIBOR was approximately 3.13% below the 6.5% cap.

     Although CRIIMI MAE expects the overall average life of its mortgage investments to exceed ten years, CRIIMI MAE's hedging agreements range in maturity from 3 to 10 years principally because of the limited availability and high cost of instruments with maturities greater than 10 years. Thus, to the extent CRIIMI MAE has not completely matched the duration of its existing mortgages to that of its existing hedges, upon the expiration of these hedges CRIIMI MAE would be fully exposed to the adverse effects of rising interest rates. The Adviser continues to actively review asset/liability hedging techniques as CRIIMI MAE's existing hedges approach their expiration dates and to monitor the duration of its hedges relative to its assets.

     A reduction in long-term interest rates could increase the level of prepayments of CRIIMI MAE's Government Insured Multifamily Mortgages. CRIIMI MAE's yield on mortgage investments will be reduced to the extent CRIIMI MAE reinvests the proceeds from such prepayments in new mortgage investments with effective rates which are below the rates of the prepaid mortgages.

     In addition, the fluctuation of long-term interest rates may affect the value of CRIIMI MAE's Government Insured Multifamily Mortgages. Although decreases in long-term rates could increase the value of CRIIMI MAE's mortgage investments, increases in such long-term rates could decrease the value of CRIIMI MAE's mortgage investments and, in certain circumstances, require CRIIMI MAE to pledge additional collateral in connection with its borrowing facilities. This would reduce CRIIMI MAE's borrowing capacity and, in an extreme case, may force CRIIMI MAE to liquidate a portion of its assets at a loss in order to comply with certain covenants under its financing facilities.

     CRIIMI MAE is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreements should interest rates exceed the caps. However, the

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

Adviser does not anticipate nonperformance by any of the counterparties, each of which has long-term debt ratings of A or above by Standard and Poor's and A2 or above by Moody's.

Cash Flow--1993 versus 1992
- ---------------------------

     Net cash provided by operating activities increased for 1993 as compared to 1992 principally due to an increase in mortgage investment income partially offset by an increase in interest expense due primarily to mortgage acquisition activity in 1993 funded by proceeds from financings. Also contributing to the increase in cash provided by operating activities was an increase in accounts payable and accrued expenses attributable to the accrued costs incurred by CRIIMI MAE with respect to its Equity Offering of common stock, as described below in "Other Events". Partially offsetting the increase in net cash provided by operating activities for 1993 was the payment of approximately $4.9 million to terminate an interest rate swap agreement and an increase in interest expense due primarily to mortgage acquisition activity in 1993 funded by proceeds from financings.

     Net cash used by investing activities increased for 1993 as compared to 1992. This increase was principally due to the acquisition of Government Insured Multifamily Mortgages and advances on Government Insured Construction Mortgages of approximately $312.7 million in 1993 as compared to $31.8 million in 1992. Also contributing to the increase in cash used by investing activities was the acquisition of other short-term investments of approximately $175.3 million in 1993 as compared to approximately $66.8 million in 1992. In addition, proceeds of approximately $6.1 million were received during 1993 related to the sale of HUD debentures, as compared to the receipt of proceeds of approximately $2.3 million during the same period in 1992 related to the redemption of HUD debentures. Partially offsetting the increase in net cash used by investing activities was the receipt of approximately $167.1 million from the disposition of other short-term investments and proceeds from mortgage dispositions of approximately $93.4 million in 1993 as compared to approximately $65.5 million and $50.4 million, respectively, in 1992.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

     Net cash provided by financing activities increased for 1993 compared to 1992. This increase was primarily due to the receipt of net proceeds of approximately $331.7 million from the Master Repurchase Agreements, approximately $115.6 million from the financing of other short-term investments and approximately $15.0 million from an expansion of CRIIMI MAE's Bank Term Loan, partially offset by payments on short-term and long-term debt, a paydown of borrowings of commercial paper and the payment of deferred financing costs.

Cash Flow--1992 versus 1991
- ---------------------------

     Net cash provided by operating activities increased for 1992 as compared to 1991 principally due to an increase in interest payable and a decrease in receivables and other assets compared to 1991 partially offset by a decrease in accounts payable and accrued expenses. The increase in interest payable for 1992 compared to 1991 is due to the payment in 1991 of approximately $3.0 million in interest accrued as of December 31, 1990. The decrease in receivables and other assets was attributable to the collection of the accrued interest on a mortgage which defaulted in the second half of 1991. The decrease in accounts payable and accrued expenses was due to the payment of acquisition costs incurred and accrued with respect to the acquisition of the AIM Funds in 1991.

     Net cash provided by investing activities decreased for 1992 as compared to 1991. This decrease resulted principally from the disposition in 1992 by CRIIMI MAE and CRI Liquidating of five Government Insured Multifamily Mortgages and the remaining 9% of two previously disposed Government Insured Multifamily Mortgages resulting in disposition proceeds aggregating approximately $50.4 million. This compares to 33 mortgage dispositions during 1991 resulting in disposition proceeds of approximately $119.0 million. Also during 1992, cash of approximately $65.5 million and approximately $2.3 million was received from the sale of other short-term investments and the redemption of HUD debentures, respectively. However, this was offset by the purchase of other short-term
investments in 1992.   During 1991, CRIIMI MAE and CRIIMI, Inc. paid a total of
approximately $24.4 million to acquire interests in the AIM Funds and the limited partnership that serves as their adviser. In addition, CRIIMI MAE paid

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

approximately $3.7 million during 1991 for costs associated with this acquisition. This acquisition was principally funded with the proceeds from the sale of Government Insured Multifamily Mortgages.

     Net cash used in financing activities decreased for 1992 as compared to 1991. This decrease was primarily due to approximately $97.6 million paid in 1991 for the early extinguishment of long-term debt and the purchase of approximately $21.6 million in U.S. Treasury Securities in connection with the defeasance of long-term debt which occurred in 1991, partially offset by $85.0 million in proceeds received in 1991 from the refinancing. This decrease was also offset by an increase in principal payments on long-term debt from approximately $13.3 million during 1991 to $23.3 million in 1992.

Results of Operations
- ---------------------

1993 versus 1992
- ----------------

     CRIIMI MAE earned approximately $23.0 million in tax basis income for 1993, a 6.4% increase from approximately $21.6 million for 1992. On a per share basis, tax basis income for 1993 increased to approximately $1.14 per share from approximately $1.07 per share for 1992.

     Net income for financial statement purposes was approximately $15.8 million for 1993, a 1.8% decrease from approximately $16.0 million for 1992. On a per share basis, financial statement net income for 1993 decreased to approximately $0.78 per share from $0.79 per share for 1992.

     Mortgage investment income increased $4.4 million or 9.4% to $50.3 million for 1993 from $45.9 million for 1992. This increase was due principally to an increase in mortgage investments, net of dispositions, resulting from acquisitions and advances on Government Insured Construction Mortgages during 1993 which were funded principally by proceeds from the Master Repurchase Agreements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

     Other income increased $1.4 million or 30.0% to $6.2 million for 1993 from $4.8 million for 1992. This increase was attributable primarily to approximately $175 million in other short-term investments acquired by CRIIMI MAE and CRI Liquidating during 1993, all of which were disposed of by December 31, 1993 as compared to approximately $67 million in other short-term investments acquired by CRI Liquidating during 1992, all of which were disposed of by December 31, 1992.

     Total income increased $5.8 million or 11.3% to $56.5 million for 1993 from $50.7 million for 1992. This increase was primarily due to the growth in mortgage investment income and other income during 1993.

     Interest expense increased $3.6 million or 14.8% to $28.0 million for 1993 from $24.4 million for 1992. This increase was principally a result of greater amounts borrowed during 1993 under the Master Repurchase Agreements entered into in April 1993 which provided financing of $350 million, of which approximately $331.7 million was outstanding as of December 31, 1993. This increase was partially offset by a reduction in interest rates on CRIIMI MAE's borrowings for 1993 as compared to 1992.

     In December 1993, CRIIMI MAE paid approximately $4.9 million to CIBC to terminate an interest rate swap entered into on February 8, 1990 with a notional amount of $25 million and a fixed rate of 9.23%. The termination of this swap was effective December 1, 1993.

     Other operating expenses increased $1.1 million or 32.4% to $4.6 million in 1993 from $3.5 million in 1992. This increase was attributable primarily to legal fees incurred in connection with certain litigation as described below in "Other Events." Also contributing to the increase in other operating expenses was an increase in general and administrative expenses due primarily to increased mortgage acquisition and disposition activities, the increase in costs to produce CRIIMI MAE's 1992 Annual Report to Shareholders due to its increased size and mailing costs, and the recognition of costs incurred in connection with CRIIMI MAE's reincorporation as a Maryland corporation which was effective in July 1993.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

     Fees to related party are comprised of annual fees and incentive fees paid to the Adviser. The Adviser receives annual fees for managing the portfolios of CRIIMI MAE and CRI Liquidating. These fees include a base component equal to a percentage of average invested assets. In addition, fees paid to the Adviser by CRI Liquidating may include a performance based component that is referred to as the deferred component. The deferred component, which is also calculated as a percentage of average invested assets, is computed each quarter but paid (and expensed) only upon meeting certain cumulative performance goals. If these goals are not met, the deferred component accumulates, and may be paid in the future if cumulative goals are met. In addition, certain incentive fees are paid by CRIIMI MAE and CRI Liquidating on a current basis if certain performance goals are met.

     Fees to related party increased $0.5 million or 21.3% to $2.7 million for 1993 from $2.2 million for 1992. This increase was due primarily to an increase in annual fees and incentive fees during 1993, as discussed below. Annual fees increased $0.4 million or 20.6% to $2.5 million for 1993 from $2.1 million for 1992. This increase was primarily due to increased CRIIMI MAE mortgage assets, including advances on Government Insured Construction Mortgages. Also contributing to the increase for 1993 was the payment by CRI Liquidating in 1993, of the deferred component of the annual fee due to specific performance goals being met, which included the payment of the deferred component for the second half of 1992. Partially offsetting the increase in annual fees for 1993 was a reduction in the mortgage base, which is a component used in determining the annual fees payable by CRI Liquidating. The mortgage base has been decreasing as CRI Liquidating effects its business plan to liquidate by 1997.

     The CRIIMI MAE incentive fee is equal to 25% of the amount by which net income from additional mortgage investments exceeds the annual target return on equity and is payable quarterly, subject to year-end adjustment. The incentive fee increased approximately $50,000 or 30.6% to $0.2 million for 1993 from $0.2 million for 1992. This increase was primarily attributable to the fact that CRIIMI MAE's net income from additional mortgage investments exceeded the annual target return on equity during both the second and third quarters of 1993; accordingly, an incentive fee was paid

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

during those quarters. This compares to 1992 when CRIIMI MAE's net income from additional mortgage investments exceeded the annual target return on equity only in the third quarter.

     During 1993, CRIIMI MAE recorded a provision of $1.5 million, including $0.25 million paid in cash, in connection with the settlement of the litigation described below in "Other Events."

     Total expenses increased $11.7 million or 38.6% to $41.8 million for 1993 from $30.1 million for 1992. This increase was principally due to costs incurred to terminate an interest rate swap, an increase in interest expense and the recognition of a provision for settlement of litigation described below in "Other Events".

     Net gains on mortgage dispositions increased $1.7 million or 28.3% to $7.4 million in 1993 from $5.7 million in 1992. Gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage investments disposed of during the period. Gains on mortgage dispositions increased $2.0 million or 32.7% to $8.1 million in 1993 from $6.1 million in 1992. This increase was primarily due to the disposition of 17 mortgages during 1993, 11 of which resulted in gains. This compares to the disposition of seven mortgages during 1992, three of which resulted in gains. Losses on mortgage dispositions increased $0.4 million or 98.4% to $0.8 million in 1993 from $0.4 million in 1992 due to the financial statement loss of $0.5 million recognized in March 1993 as a result of the prepayment of the mortgage on Owings Manor Apartments.

     In November 1993, CRIIMI MAE recognized a financial statement gain of approximately $3.3 million and a tax basis gain of approximately $4.9 million in connection with the sale of 3,162,500 CRI Liquidating shares held by CRIIMI MAE.

1992 versus 1991
- ----------------

     CRIIMI MAE earned approximately $21.6 million in tax basis income for 1992, a 1.9% decrease from approximately $22.0 million for 1991. On a per share basis, tax basis income for 1992 decreased to approximately $1.07 per share from approximately $1.09 per share for 1991.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

     Net income for financial statement purposes was approximately $16.0 million for 1992, a 78.2% increase from approximately $9.0 million for 1991. On a per share basis, financial statement net income for 1992 increased to approximately $0.79 per share from $0.45 per share for 1991.

     Mortgage investment income decreased $3.4 million or 6.9% to $45.9 million for 1992 from $49.3 million for 1991. This decrease was due principally to the mortgage dispositions during 1992 and 1991.

     Other income decreased $.2 million or 4.5% to $4.8 million for 1992 from $5.0 million for 1991. This decrease was primarily attributable to lower interest rates available for short-term investments during 1992 and the elimination on December 31, 1991, of the debt service reserve for certain notes payable, which reserve was previously invested in short-term investments. Partially offsetting this decrease was the interest earned on other short-term investments purchased by CRI Liquidating in April, July and August 1992, net of monthly option fees. In addition, this decrease in income was partially offset by an increase in income from investments in the AIM Funds and the related advisory partnership which were acquired in September 1991.

     Total income decreased $3.6 million or 6.7% to $50.7 million for 1992 from $54.3 million for 1991. This decrease was primarily due to a reduction in mortgage investment income and partially offset by an increase in other income during 1992.

     Interest expense decreased $1.4 million or 5.4% to $24.4 million for 1992 from $25.8 million for 1991. This decrease was principally a result of a reduction in both the amount of long-term debt outstanding and the interest rate thereon resulting from the refinancing on December 31, 1991 of notes payable. This decrease in interest expense on long-term debt was partially offset by an increase in interest paid or accrued on borrowings under CRIIMI MAE's Commercial Paper Facility as greater amounts were borrowed during 1992 and an increase in interest expense attributable to the seller financing of 99% of the purchase price of certain other short-term investments purchased by CRI Liquidating in July and August 1992.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

     Other operating expenses decreased $.3 million or 6.6% to $3.5 million in 1992 from $3.8 million in 1991. This decrease was attributable primarily to a decrease in the amortization of deferred costs resulting from the mortgage dispositions and the related reduction in the amount of capitalized deferred costs which occurred during 1992 and 1991.

     Fees to related party decreased $87,000 or 3.7% to $2.2 million in 1992 from $2.3 million in 1991. This decrease was due primarily to the reduction of CRI Liquidating's portfolio as a result of mortgage dispositions. Also contributing to this decrease was a reduction in the deferred component of the Adviser's annual fee paid in 1992 as a result of certain performance goals that were met for only two quarters in 1992 compared to all quarters in 1991. Partially offsetting this decrease was an increase in the annual base component resulting from CRIIMI MAE mortgage acquisitions.

     Net gains on mortgage dispositions increased $1.7 million or 41.6% to $5.7 million in 1992 from $4.0 million in 1991. This increase was principally due to the disposition, in 1992, of CRI Liquidating's investment in a mortgage which resulted in the recognition of a gain in 1992 totalling approximately $5.9 million. This compares to the disposition of 13 Government Insured Multifamily Mortgages during 1991 which resulted in gains totalling approximately $5.2 million.

     CRI Liquidating's Government Insured Multifamily Mortgages have a different tax basis than book basis because the Merger, while a taxable event, was treated in a manner similar to a pooling of interests for financial accounting purposes. Although some of the mortgage dispositions during 1992 resulted in a loss for financial statement purposes, the combined dispositions resulted in a net tax basis gain totalling approximately $11.1 million.

     During 1992, two properties in which CRI Liquidating holds Participations experienced operating results insufficient to pay debt service and the annual return on such Participations. CRI Liquidating recognized a loss of approximately $0.7 million with respect to the write-off of one of these Participations.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

     In addition to the items discussed above, net income for 1992 increased from 1991 due, in part, to the recognition of an extraordinary loss of approximately $6.6 million in 1991 resulting from the refinancing of certain notes payable. All other costs associated with the refinancing have been included in deferred financing fees on the balance sheet and are being amortized on the effective interest method over the term of the refinancing. However, for tax purposes these deferred financing fees as well as the extraordinary loss have been capitalized and are being amortized over the term of the refinancing.

REIT Status
- -----------

       CRIIMI MAE and CRI Liquidating have qualified and intend to continue to qualify as REITs as defined in the Internal Revenue Code and, as such, will not be taxed on that portion of their taxable income which is distributed to shareholders provided that at least 95% of such taxable income is distributed. CRIIMI MAE and CRI Liquidating intend to distribute substantially all of their taxable income and, accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements. CRIIMI MAE and CRI Liquidating, however, may be subject to tax at normal corporate rates on net income or capital gains not distributed.

Other Events
- ------------

     On March 22, 1990, a complaint was filed, on behalf of a class comprised of certain limited partners of CRIIMI III and shareholders of CRIIMI II (the Plaintiffs), in the Circuit Court for Montgomery County, Maryland against CRIIMI MAE, CRI Liquidating, CRIIMI I and its general partner, CRIIMI II, CRIIMI III and its general partner, CRI and William B. Dockser, H. William Willoughby and Martin C. Schwartzberg (the Defendants). On November 18, 1993, the Court entered an order granting final approval of a settlement agreement between the Plaintiffs and the Defendants pursuant to which CRIIMI MAE will issue to class members, including certain former limited partners of CRIIMI I, up to 2.5 million warrants, exercisable for 18 months after issuance, to purchase shares of CRIIMI MAE common stock at an exercise price of $13.17 per share. In addition, the settlement included a payment of $1.4 million for settlement administration costs and

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

the Plaintiff's attorneys' fees and expenses. Insurance provided $1.15 million of the $1.4 million cash payment, with the balance paid by CRIIMI MAE. CRIIMI MAE accrued a total provision of $1.5 million in the accompanying consolidated statements of income for the uninsured portion of the cash settlement paid by CRIIMI MAE and for the estimated value of the warrants that are expected to be issued as part of the settlement. The number of warrants to be issued is dependent on the number of class members who submit a proof of claim within 60 days of January 14, 1994 (the date the proof of claim was mailed by CRIIMI MAE).

     The issuance of the warrants pursuant to the settlement agreement will have no impact on CRIIMI MAE's tax basis income. Depending upon the number of warrants issued, CRIIMI MAE will record in its financial statements a non-cash expense ranging from $0 (if no warrants are issued) to $5 million (if all 2.5 million warrants are issued). Based on the Adviser's estimate of the number of warrants to be issued, CRIIMI MAE has accrued a total provision of $1.5 million (which includes the uninsured portion of the cash settlement) in the accompanying consolidated statement of income for 1993, which provision may be increased or decreased once the actual number of warrants issued is known. The Adviser estimates that the final charge (after adjustments to the provision) to net income and the increase in the number of shares of common stock outstanding as a result of the exercise of the warrants will not have a material adverse effect on CRIIMI MAE's net income and net income per share. The exercise of the warrants will not result in a charge to CRIIMI MAE's tax basis income. Further, the Adviser believes that the exercise of the warrants will not have a material adverse effect on CRIIMI MAE's tax basis income per share or annualized cash dividends per share because CRIIMI MAE intends to invest the proceeds from any exercise of the warrants in accordance with its investment policy to purchase Government Insured Multifamily Mortgages and other authorized investments. However, in the case of a significant decline in the yield on mortgage investments and a significant decrease in the Net Positive Spread which CRIIMI MAE could achieve on its borrowings, the exercise of the warrants may have a dilutive effect on tax basis income per share and cash dividends per share. Receipt of the proceeds from the exercise of the warrants will increase CRIIMI MAE's shareholders' equity.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

     On October 19, 1993, CRIIMI MAE filed a Registration Statement on Form S-3 (Commission File No. 33-50679), expected to be amended on February 16, 1994, to register for sale to the public approximately 6.0 million shares of CRIIMI MAE's common stock (or 6.9 million shares if the underwriters exercise their overallotment option) (the Equity Offering). While there is no assurance that the Equity Offering will be consummated, it is currently expected that the sale will be completed in March 1994, subject to, among other things, such Registration Statement becoming effective and market conditions at such time. The net proceeds from the sale of the shares are estimated to be approximately $64.3 million (based on an offering price of $11.50 per share, the reported last sale price on February 11, 1994, and not including the over-allotment).
Although no specific investments have as yet been selected, CRIIMI MAE intends to use such proceeds primarily for the acquisition of Government Insured Multifamily Mortgages, the purchase of interest rate hedging agreements and for other general corporate purposes, including, without limitation, working capital. It is not expected that any of the proceeds will be used to repay indebtedness of CRIIMI MAE. The costs of the Equity Offering, including professional fees, filing fees, printing costs and other items, are expected to approximate $.6 million (which was incurred or accrued as of December 31, 1993). Additionally, underwriting fees in an amount which approximates 6.0% of the gross offering proceeds are expected to be incurred.

Fair Value of Financial Instruments
- -----------------------------------

     The following estimated fair values of CRIIMI MAE's consolidated financial instruments are presented in accordance with generally accepted accounting principles which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. These estimated fair values, however, do not represent the liquidation value or the market value of CRIIMI MAE.

     In connection with CRIIMI MAE's and CRI Liquidating's implementation of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) as of December 31, 1993, CRIIMI MAE's

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

Investment in Mortgages continues to be recorded at amortized cost; however, CRI Liquidating's Investment in Mortgages, and CRIIMI MAE's and CRI Liquidating's Mortgages Held for Disposition, are recorded at fair value as of December 31, 1993. The difference between the amortized cost and the fair value of CRI Liquidating's Government Insured Multifamily Mortgages represents the net unrealized gains on CRI Liquidating's Government Insured Multifamily Mortgages. CRIIMI MAE's share of the net unrealized gains on CRI Liquidating's Government Insured Multifamily Mortgages is reported as a separate component of shareholders' equity as of December 31, 1993.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

                              As of December 31, 1993
                               Amortized        Fair
                                 Cost          Value
                             -------------  ------------
ASSETS
- ------
Investment in mortgages,
accounted for at
amortized cost:
  Near par or premium        $495,846,514   $505,578,030
  Discount                        903,982      1,004,399
                             ------------   ------------
    Total                     496,750,496    506,582,429
                             ------------   ------------

Investment in mortgages,
accounted for at fair
value: (A)
  Near par or premium         166,913,207    215,866,436
  Discount                     16,983,594     17,647,797
  Mortgages held for
   disposition                  9,594,024     11,326,356
                             ------------   ------------
    Total                     193,490,825    244,840,589
                             ------------   ------------

LIABILITIES
- -----------
Commercial paper             $ 95,306,000   $ 95,306,000

Long-term debt                383,739,048    383,739,048

Interest rate hedge
 agreements                    (4,113,713)     3,115,531


(A) CRI Liquidating's mortgage investments and all Mortgages Held for Disposition were accounted for at fair value on the accompanying consolidated balance sheet as of December 31, 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
   OF OPERATIONS - Continued


     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Investment in mortgages
- -----------------------
     The fair value of the Government Insured Multifamily Mortgages is based on the average of the quoted market prices from three investment banking institutions which trade insured mortgage loans as part of their day-to-day activities.

Commercial paper
- ----------------
     The carrying amount approximates fair value because of the short maturity of the debt.

Long-term debt
- --------------
     The carrying amount approximates fair value because the current rate on the debt is reset quarterly based on market rates.

Interest rate hedge agreements
- ------------------------------
     The fair value of interest rate hedge agreements (used to hedge CRIIMI MAE's commercial paper and long-term debt) is the estimated amount that CRIIMI MAE would pay to terminate the agreements as of December 31, 1993, taking into account current interest rates and the current creditworthiness of the counterparties. The amount was determined based on the average of two quotes received from financial institutions which enter into these types of transactions as part of their day-to-day activities.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Shareholders of
  CRIIMI MAE Inc.

     We have audited the accompanying consolidated balance sheets of CRIIMI MAE Inc. (CRIIMI MAE) and its Subsidiaries as of December 31, 1992 and 1993, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1991, 1992 and 1993. These financial statements are the responsibility of CRIIMI MAE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRIIMI MAE and its Subsidiaries as of December 31, 1992 and 1993, and the consolidated results of their operations and their cash flows for the years ended December 31, 1991, 1992 and 1993, in conformity with generally accepted accounting principles.

     As explained in Note 2 of the notes to the consolidated financial statements, effective December 31, 1993, CRIIMI MAE and its Subsidiaries changed their method of accounting for their investment in mortgages.



Washington, D.C.          Arthur Andersen & Co.
February 11, 1994

                                CRIIMI MAE INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                             December 31,
                                                          1992          1993
                                                      ------------  ------------
Investment in mortgages, at amortized cost, net
  of unamortized discount of $49,183,644 and
  unamortized premium of $3,182,138, respectively
  Near par or premium                                 $233,590,108  $495,846,514
  Discount                                             192,703,833       903,982
  Participating                                         22,024,884            --
  Mortgages held for disposition                        24,644,408            --
                                                      ------------  ------------
    Total                                              472,963,233   496,750,496
                                                      ------------  ------------
Investment in mortgages, at fair value
  Discount                                                      --   215,866,436
  Near par or premium                                           --    17,647,797
  Mortgages held for disposition                                --    11,326,356
                                                      ------------  ------------
    Total                                                       --   244,840,589
                                                      ------------  ------------

Investment in insured mortgage funds and advisory
 partnership                                            31,144,793    30,907,157

Investment in limited partnerships                         953,868       436,090

Cash and cash equivalents                                6,600,134    13,599,860

Receivables and other assets                             5,800,119     7,600,729

                                CRIIMI MAE INC.
                          CONSOLIDATED BALANCE SHEETS
                               ASSETS (Continued)

                                                            December 31,
                                                         1992          1993
                                                     ------------  ------------
Deferred financing costs, net of accumulated
 amortization of $3,633,291 and $7,355,095,
 respectively                                           6,695,299     9,745,974

Deferred costs, principally paid to related
 parties,
  net of accumulated amortization of $1,974,492 and
  $1,870,587, respectively                              2,509,612     4,820,135
                                                     ------------  ------------
    Total assets                                     $526,667,058  $808,701,030
                                                     ============  ============

                 The accompanying notes are an integral part of these consolidated financial statements.

                                CRIIMI MAE INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            December 31,
                                                        1992           1993
                                                    ------------   ------------
Liabilities:
  Commercial paper                                  $186,300,000   $ 95,306,000
  Long-term debt                                      61,668,480    383,739,048
  Accounts payable and accrued expenses                  601,851      3,391,411
  Interest payable                                       591,311      2,575,979
                                                    ------------   ------------
    Total liabilities                                249,161,642    485,012,438
                                                    ------------   ------------
Minority interests in consolidated subsidiary         84,396,604    108,399,813
                                                    ------------   ------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock                                             --             --
  Common stock                                           211,848        211,848
  Net unrealized gains on mortgage investments of
   subsidiary                                                 --     29,028,019
  Additional paid-in capital                         202,409,067    195,561,015
                                                    ------------   ------------
                                                     202,620,915    224,800,882

  Less treasury stock, at cost - 1,001,274 shares     (9,512,103)    (9,512,103)
                                                    ------------   ------------
    Total shareholders' equity                       193,108,812    215,288,779
                                                    ------------   ------------
    Total liabilities and shareholders' equity      $526,667,058   $808,701,030
                                                    ============   ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                CRIIMI MAE INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                          For the years ended December 31,
                                         1991           1992           1993
                                     -----------    -----------    -----------
Income:
  Mortgage investment income:
    Stated interest                  $47,984,287    $44,685,263    $49,003,805
    Discount amortization              1,369,050      1,271,288      1,307,072
    Premium amortization                 (30,693)       (25,603)       (41,305)
                                     -----------    -----------    -----------
                                      49,322,644     45,930,948     50,269,572

  Other investment income              3,547,196      2,209,979      3,646,224
  Income from investment in
   insured mortgage funds and
   advisory partnership                  824,283      1,959,979      2,490,854
  Income from investment in
   limited partnerships                  623,876        600,852         43,605
                                     -----------    -----------    -----------
                                      54,317,999     50,701,758     56,450,255
                                     -----------    -----------    -----------
Expenses:
  Interest expense                    25,790,597     24,391,901     28,008,282
  Termination of interest rate
   swap                                       --             --      4,890,234
  Annual Fee to related party          2,324,847      2,073,818      2,500,785
  Incentive Fee to related party              --        163,798        213,972
  General and administrative           2,320,797      2,287,013      2,509,567
  Provision for settlement of
   litigation                                 --             --      1,500,000
  Professional fees                      634,535        539,196      1,296,459
  Amortization of deferred costs         494,113        374,591        343,407
  Mortgage servicing fees                303,461        304,105        489,773
                                     -----------    -----------    -----------
                                      31,868,350     30,134,422     41,752,479
                                     -----------    -----------    -----------
Income before mortgage
 dispositions, gain on sale of
 shares of subsidiary and loss on
 investment in limited partnership
                                      22,449,649     20,567,336     14,697,776

                                CRIIMI MAE INC.

                                         For the years ended December 31,
                                      1991           1992            1993
                                   ------------    -----------     -----------
Mortgage dispositions:
  Gains                               5,230,542      6,115,747       8,116,948
  Losses                             (1,182,656)      (382,602)       (759,203)

Gain on sale of shares of
 subsidiary                                  --             --       3,281,750

Loss on investment in limited
 partnership                                 --       (731,951)             --
                                   ------------    -----------     -----------
Income before minority interests
 and extraordinary item              26,497,535     25,568,530      25,337,271

Minority interests in net income
 of consolidated subsidiary         (10,854,526)    (9,527,299)     (9,579,766)
                                   ------------    -----------     -----------
Income before extraordinary item     15,643,009     16,041,231      15,757,505

Extraordinary item - loss on
 extinguishment of debt              (6,642,450)            --              --
                                   ------------    -----------     -----------

Net income                         $  9,000,559    $16,041,231     $15,757,505
                                   ============    ===========     ===========
Per share data:
  Operating income                 $        .78    $       .79     $       .78
  Extraordinary loss                       (.33)            --              --
                                   ------------    -----------     -----------
    Net income per share           $        .45    $       .79     $       .78
                                   ============    ===========     ===========

Weighted average shares
 outstanding, exclusive of shares
 held in treasury                    20,183,552     20,183,533      20,183,533
                                   ============    ===========     ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                                CRIIMI MAE INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the years ended December 31, 1991, 1992 and 1993

                                                        Net
                                                     Unrealized
                                                      Gains on
                                                     Additional
                                      Common Stock     Mortgage       Paid-in       Total
                                           Par       Investments       of        Undistributed     Treasury       Shareholders'
                             Shares       Value      Subsidiary       Capital     Net Income        Stock           Equity
                             ------    -----------   ----------   -------------  ------------   -------------   -----------
Balance, December 31,
 1990                       21,185,671     $211,857   $          --  $220,495,165   $          --   $(9,512,103)   $211,194,919

  Adjustment to amounts
   issued                         (845)          (9)             --             9              --            --              --
  Net income                        --           --              --            --       9,000,559            --       9,000,559
  Dividends of $0.45 per
   share                            --           --              --            --      (9,000,559)           --      (9,000,559)
  Return of capital of
   $0.63 per share                  --           --              --   (12,797,677)             --            --     (12,797,677)
                           -----------   ----------   -------------  ------------   -------------   -----------    ------------
Balance, December 31,
 1991                       21,184,826      211,848              --   207,697,497              --    (9,512,103)    198,397,242

  Adjustment to amounts
   issued                          (19)          --              --            --              --            --              --
  Adjustment to minority
   interests in
   consolidated
   subsidiary for actual
   shares issued                    --           --              --       766,891              --            --         766,891
  Payment of dividends
   for prior years                  --           --              --      (298,331)             --            --        (298,331)
  Net income                        --           --              --            --      16,041,231            --      16,041,231
  Dividends of $0.79 per
   share                            --           --              --            --     (16,041,231)           --     (16,041,231)
  Return of capital of
   $0.29 per share                  --           --              --    (5,756,990)             --            --      (5,756,990)
                           -----------   ----------   -------------  ------------   -------------   -----------    ------------
Balance, December 31,
 1992                       21,184,807      211,848              --   202,409,067              --    (9,512,103)    193,108,812

                                CRIIMI MAE INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the years ended December 31, 1991, 1992 and 1993

                                                        Net
                                                     Unrealized
                                                      Gains on
                                                     Additional
                                      Common Stock     Mortgage       Paid-in       Total
                                           Par       Investments       of        Undistributed     Treasury       Shareholders'
                             Shares       Value      Subsidiary       Capital     Net Income        Stock           Equity
                             ------    -----------   ----------   -------------  ------------   -------------   -----------
Balance, December 31, 1992     21,184,807     211,848             --   202,409,067              --    (9,512,103)   193,108,812

  Net income                           --          --             --            --      15,757,505            --     15,757,505
  Dividends of $0.78 per
   share                               --          --             --            --     (15,757,505)           --    (15,757,505)
  Return of capital of $0.34
   per share                           --          --             --    (6,848,052)             --            --     (6,848,052)
  Net unrealized gains on
   mortgage investments of
   subsidiary                          --          --     29,028,019            --              --            --     29,028,019
                              -----------  ----------  -------------  ------------   -------------   -----------   ------------
Balance, December 31, 1993     21,184,807    $211,848    $29,028,019  $195,561,015   $         --    $(9,512,103)  $215,288,779
                              ===========  ==========  =============  ============   =============   ===========   ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                CRIIMI MAE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the years ended December 31,
                                        1991           1992           1993
                                     -----------    -----------    -----------
Cash flows from operating
 activities:
  Net income                         $ 9,000,559    $16,041,231    $15,757,505
  Adjustments to reconcile net
   income to net
    cash provided by operating
     activities:
      Amortization of deferred
       costs                             494,113        374,591        343,407
      Amortization of deferred
       financing costs and discount
       on long-term debt                 907,972      3,249,891      4,209,980
      Amortization of deferred AIM
       acquisition costs                      --        322,017        224,528
      Mortgage discount
       amortization                   (1,369,050)    (1,271,288)    (1,307,072)
      Mortgage premium amortization       30,693         25,603         41,305
      Other short-term investment
       premium amortization                   --      1,226,457      7,727,101
      Gains on mortgage
       dispositions                   (5,230,542)    (6,115,747)    (8,116,948)
      Losses on mortgage
       dispositions                    1,182,656        382,602        759,203
      Gain on sale of shares of
       subsidiary                             --             --     (3,281,750)
      Loss on investment in limited
       partnership                            --        731,951             --
      Equity earnings from
       investment in limited
       partnerships                     (623,876)      (600,852)       (43,605)
      Interest received under the
       equity method of accounting
       but treated as reduction of
       investment in limited
       partnerships                      919,755        972,704        308,093
      Other operating activities          75,120        (69,086)            --
      Minority interest in earnings
       of subsidiary                  10,854,526      9,527,299      9,579,766
      Changes in assets and
       liabilities:
        (Increase) decrease in
         receivables and other
         assets                         (140,692)     1,011,754     (1,800,610)
        Increase (decrease) in
         accounts payable and
         accrued expenses                499,450     (1,632,057)     2,789,560
        (Decrease) increase in
         interest payable             (2,983,369)       318,023      1,576,692
                                     -----------    -----------    -----------
          Net cash provided by
           operating activities       13,617,315     24,495,093     28,767,155
                                     -----------    -----------    -----------

                                CRIIMI MAE INC.

                                          For the years ended December 31,
                                         1991          1992           1993
                                      -----------   -----------   ------------
Cash flows from investing
 activities:
  Purchase of mortgages and advances
   on construction loans              (61,502,471)  (31,823,117)  (312,654,818)
  Proceeds from mortgage
   dispositions                       119,049,031    50,425,606     93,437,842
  Purchase of other short-term
   investments                                 --   (66,751,139)  (175,300,539)
  Proceeds from sale of other
   short-term investments                      --    65,491,782    167,111,884
  Net proceeds from sale of shares
   of subsidiary                               --            --     26,431,250
  Purchase of interests in insured
   mortgage funds and advisory
   partnership                        (24,429,305)           --             --
  Receipt of mortgage and other
   short-term investment principal
   from scheduled payments              3,791,664     3,939,855      4,961,447
  Receipt of principal from
   investment in insured mortgage
   funds                                       --       585,567         13,108
  Payment of deferred costs
   (including deferred acquisition
   costs)                              (3,715,958)      (42,147)    (2,653,930)
  Annual return from investment in
   limited partnerships                   373,310       253,292        253,292
  Proceeds from redemption/sale of
   HUD debentures                              --     2,334,150      6,062,502
                                      -----------   -----------   ------------
    Net cash provided by (used in)
     investing activities              33,566,271    24,413,849   (192,337,962)
                                      -----------   -----------   ------------

                                CRIIMI MAE INC.

                                         For the years ended December 31,
                                        1991           1992           1993
                                    ------------   ------------  -------------
Cash flows from financing
 activities:
  Proceeds from long-term debt        85,000,000             --    346,712,648
  Principal payments on long-term
   debt                              (13,250,000)   (23,331,520)   (24,642,080)
  Net proceeds from/(paydown of)
   commercial paper                   26,514,266     25,832,435    (90,586,024)
  Decrease in debt service reserve    17,627,640             --             --
  Proceeds from short-term debt               --     56,150,273    115,631,517
  Payment on short-term debt                  --    (56,150,273)  (115,631,517)
  Increase in deferred financing
   costs                              (3,718,405)      (328,029)    (7,260,655)
  Dividends (including return of
   capital) paid to shareholders,
   including minority interests      (53,376,523)   (46,142,788)   (53,653,356)
  Early extinguishment of
   long-term debt                    (97,621,875)            --             --
  Purchase of U.S. Treasury
   Securities for defeasance of
   long-term debt                    (21,604,000)            --             --
                                    ------------   ------------  -------------
    Net cash (used in) provided by
     financing activities            (60,428,897)   (43,969,902)   170,570,533
                                    ------------   ------------  -------------
Net (decrease) increase in cash
 and cash equivalents                (13,245,311)     4,939,040      6,999,726

Cash and cash equivalents,
 beginning of year                    14,906,405      1,661,094      6,600,134
                                    ------------   ------------  -------------
Cash and cash equivalents, end of
 year                               $  1,661,094   $  6,600,134  $  13,599,860
                                    ============   ============  =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and the Merger

     CRIIMI MAE Inc. (CRIIMI MAE) (formerly CRI Insured Mortgage Association, Inc.), is an infinite-life, actively managed real estate investment trust
(REIT), which specializes in government insured and guaranteed mortgage investments secured by multifamily housing complexes (Government Insured Multifamily Mortgages) located throughout the United States. CRIIMI MAE's principal objectives are to provide stable or growing quarterly cash distributions to its shareholders while preserving and protecting its capital. CRIIMI MAE seeks to achieve these objectives by investing primarily in Government Insured Multifamily Mortgages using a combination of debt and equity financing. CRIIMI MAE and its subsidiary, CRI Liquidating REIT, Inc. (CRI Liquidating), are Maryland corporations.

     CRIIMI MAE and CRI Liquidating were formed in 1989 to effect the merger into CRI Liquidating (the Merger) of three federally insured mortgage funds sponsored by C.R.I., Inc. (CRI), a Delaware corporation formed in 1974: CRI Insured Mortgage Investments Limited Partnership (CRIIMI I); CRI Insured Mortgage Investments II, Inc. (CRIIMI II); and CRI Insured Mortgage Investments III Limited Partnership (CRIIMI III; and, together with CRIIMI I and CRIIMI II, the CRIIMI Funds). The Merger was effected to provide certain potential benefits to investors in the CRIIMI Funds, including the elimination of unrelated business taxable income for certain tax-exempt investors, the diversification of investments, the reduction of general overhead and administrative costs as a percentage of assets and total income and the simplification of tax reporting information. In the Merger, which was approved by investors in each of the CRIIMI Funds and subsequently consummated on November 27, 1989, investors in the CRIIMI Funds received, at their option, shares of CRI Liquidating common stock or shares of CRIIMI MAE common stock.

     Investors in the CRIIMI Funds that received shares of CRIIMI MAE common stock became shareholders in an infinite-life, actively managed REIT having the potential to increase the size of its portfolio and enhance the returns to its shareholders. CRIIMI MAE shareholders retained their economic interests in the assets of the CRIIMI Funds which were transferred to CRI Liquidating through

                                CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and the Merger - Continued

the issuance of one CRI Liquidating share to CRIIMI MAE for each share of CRIIMI MAE common stock issued to investors in the Merger. Upon the completion of the Merger, CRIIMI MAE held a total of 20,361,807 CRI Liquidating shares, or approximately 67% of the issued and outstanding CRI Liquidating shares.

        Investors in the CRIIMI Funds that received shares of CRI Liquidating common stock, as well as CRIIMI MAE, became shareholders in a finite-life, self-liquidating REIT the assets of which consist primarily of Government Insured Multifamily Mortgages and other assets formerly held by the CRIIMI Funds. CRI Liquidating intends to hold, manage and dispose of its mortgage investments in accordance with the objectives and policies of the CRIIMI Funds, including disposing of any remaining mortgage investments by 1997 through an orderly liquidation.

        Pursuant to a Registration Rights Agreement dated November 28, 1989 between CRIIMI MAE and CRI Liquidating, CRIIMI MAE sold 3,162,500 of its CRI Liquidating shares in an underwritten public offering which was consummated in November 1993. As a result of such sale, CRIIMI MAE holds a total of 17,199,307 CRI Liquidating shares, or approximately 57% of CRI Liquidating's issued and outstanding common stock. CRIIMI MAE used approximately $4.9 million of the approximately $26.5 million in net proceeds to terminate a 9.23% interest rate swap agreement on $25 million of CRIIMI MAE's existing indebtedness and used the remaining net proceeds to purchase Government Insured Multifamily Mortgages.

        CRIIMI MAE and CRI Liquidating are governed by a board of directors, a majority of whom are independent directors with extensive industry related experience. The Board of Directors of CRIIMI MAE and CRI Liquidating has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to CRIIMI MAE and CRI Liquidating. The Adviser's general partner is CRI and its operations are conducted by CRI's employees. CRIIMI MAE's and CRI Liquidating's executive officers are senior executive officers of CRI. The Adviser manages CRIIMI MAE's portfolio of Government Insured Multifamily Mortgages and other assets with the goal of maximizing CRIIMI

                                CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


MAE's value, and conducts CRIIMI MAE's day-to-day operations. Under an advisory agreement between CRIIMI MAE and the Adviser, the Adviser and its affiliates receive certain fees and expense reimbursements (see Note 3).

        On September 6, 1991, CRIIMI MAE, through its wholly owned subsidiary CRIIMI, Inc., acquired from Integrated Resources, Inc. (Integrated) all of the general partnership interests in four publicly held limited partnerships known as the American Insured Mortgage Investors Funds (the AIM Funds). The AIM Funds own mortgage investments which are substantially similar to those owned by CRIIMI MAE and CRI Liquidating. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges among the AIM Funds from 2.9% to 4.9%) from each of the AIM Funds. In addition, CRIIMI MAE owns indirectly a limited partnership interest in the adviser to the AIM Funds in respect of which CRIIMI MAE receives a guaranteed return each year (see Note
14).

        CRIIMI MAE and CRI Liquidating have qualified and intend to continue to qualify as REITs under Sections 856-860 of the Internal Revenue Code. As REITs, CRIIMI MAE and CRI Liquidating do not pay taxes at the corporate level. Qualification for treatment as REITs require CRIIMI MAE and CRI Liquidating to meet certain criteria, including certain requirements regarding the nature of their ownership, assets, income and distributions of taxable income.

        On October 19, 1993, CRIIMI MAE filed a Registration Statement on Form S-3 (Commission File No. 33-50679), expected to be amended on February 16, 1994, to register for sale to the public approximately 6.0 million shares of CRIIMI MAE's common stock (or 6.9 million shares if the underwriters exercise their overallotment option) (the Equity Offering). While there is no assurance that the Equity Offering will be consummated, it is currently expected that the sale will be completed in March 1994, subject to, among other things, such Registration Statement becoming effective and market conditions at such time. The net proceeds from the sale of the shares are estimated to be

                                CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


approximately $64.3 million (based on an offering price of $11.50 per share, the reported last sale price on February 11, 1994, and not including the over-allotment). Although no specific investments have as yet been selected, CRIIMI MAE intends to use such proceeds primarily for the acquisition of Government Insured Multifamily Mortgages, the purchase of interest rate hedging agreements and for other general corporate purposes, including, without limitation, working capital. It is not expected that any of the proceeds will be used to repay indebtedness of CRIIMI MAE. The costs of the Equity Offering, including professional fees, filing fees, printing costs and other items, are expected to approximate $.6 million (which was incurred or accrued as of December 31, 1993). Additionally, underwriting fees in an amount which approximates 6.0% of the gross offering proceeds are expected to be incurred.

2.  Summary of Significant Accounting Policies

Method of accounting
- --------------------
        The consolidated financial statements of CRIIMI MAE are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

Reclassifications
- -----------------
        Certain amounts in the consolidated financial statements as of December 31, 1992 and for the years ended December 31, 1991 and 1992 have been reclassified to conform with the 1993 presentation.

Cash and cash equivalents
- -------------------------
        Cash and cash equivalents consist of money market funds, time and demand deposits and repurchase agreements with original maturities of three months or less.

                                CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidation and minority interests
- ------------------------------------
        The consolidated financial statements reflect the financial position, results of operations, and cash flows of CRIIMI MAE, CRI Liquidating, and CRIIMI, Inc., for all periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

        Since CRIIMI MAE owned approximately 67%, 67% and 57% of CRI Liquidating as of December 31, 1991, 1992 and 1993, respectively, the ownership interests of the other shareholders in the equity and net income of CRI Liquidating are reflected as minority interests in the accompanying consolidated financial statements.

Consolidated statements of cash flows
- -------------------------------------
        Since the consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity, the consolidated statements of cash flows do not reflect investing and financing activities that affect recognized assets and liabilities and do not result in cash receipts or cash payments.
Such activity consisted of the following:

        o In July 1991, CRI Liquidating received $2,334,150 in 12 3/4% United States Department of Housing and Urban Development (HUD) debentures as proceeds from the disposition of the mortgage investment in Oak Hill Road Apartments. The proceeds from the redemption of the HUD debentures, including interest, were received in January 1992.

        Cash payments made for interest for the years ended December 31, 1991, 1992 and 1993 were $27,883,482, $20,826,987 and $22,448,356, respectively.

                                CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Investment in mortgages
- -----------------------
        In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, certain debt securities for which an enterprise has both the ability and intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. This statement, though not required to be adopted until 1994 for CRIIMI MAE and CRI Liquidating, has been adopted for the year ended December 31, 1993.

        CRIIMI MAE, an infinite-life entity, has the intent and ability to hold its mortgage investments until maturity. Consequently, all mortgage investments, excluding Mortgages Held for Disposition (see Note 6), have been classified as Held to Maturity and continue to be recorded at amortized cost as of December 31, 1993. CRI Liquidating intends to dispose of its existing Government Insured Multifamily Mortgages by March 31, 1997 through an orderly liquidation. In order to achieve this objective, CRI Liquidating will sell certain of its mortgage investments in addition to mortgages assigned to HUD. Consequently, the Adviser believes that the mortgage investments held by CRI Liquidating fall into the Available for Sale category (as defined by SFAS 115). As such, as of December 31, 1993, all of CRI Liquidating's mortgage investments are recorded at fair value with CRIIMI MAE's share of the net unrealized gains on CRI Liquidating's mortgage investments reported as a separate component of shareholders' equity. Subsequent increases or decreases in the fair value of Available for Sale mortgage investments shall be included as a separate component of shareholders' equity. Realized gains and losses for mortgage investments

                                CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

classified as Available for Sale will continue to be reported in earnings, as discussed below. Prior to December 31, 1993, CRI Liquidating accounted for its mortgage investments at amortized cost.

        The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage.

        Mortgage investment income is comprised of amortization of the discount plus the stated mortgage interest payments received or accrued less amortization of the premium.

        CRIIMI MAE's consolidated investment in mortgages is comprised of Government Insured Multifamily Mortgages issued or sold pursuant to programs of the Federal Housing Administration (FHA) (FHA-Insured Loans) and mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA-Mortgage-Backed Securities). Payment of principal and interest on FHA-Insured Loans is insured by HUD pursuant to Title 2 of the National Housing Act. Payment of principal and interest on GNMA-Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

Mortgages held for disposition
- ------------------------------
        At any point in time, CRI Liquidating and CRIIMI MAE may be aware of certain mortgages which have been assigned to HUD or for which the servicer has received proceeds from a prepayment. In addition, at certain times CRI Liquidating may enter into a contract to sell certain mortgages. In these cases, CRIIMI MAE and CRI Liquidating will classify these mortgages as Mortgages Held for Disposition. Mortgages Held for Disposition have been accounted for at the lower of cost or market prior to December 31, 1993, and at fair value

                                CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of December 31, 1993 under the Available for Sale criteria of SFAS 115. Gains from dispositions of mortgages are recognized upon the receipt of funds or HUD debentures.

        Losses on dispositions of mortgages are recognized when it becomes probable that a mortgage will be disposed of and that the disposition will result in a loss.

Investment in insured mortgage funds and advisory partnership
- -------------------------------------------------------------
        The acquisition of certain interests in the AIM Funds in September 1991 (see Note 14), including certain acquisition costs aggregating approximately $7.7 million, have been recorded under the purchase method of accounting, which provides that the investment be recorded at cost, including the acquisition costs. CRIIMI MAE is utilizing the equity method of accounting for its investment in the AIM Funds and advisory partnership, which provides for recording CRIIMI MAE's share of net earnings or losses in the AIM Funds and advisory partnership reduced by distributions from the limited partnerships and adjusted for purchase accounting amortization. The purchase price, including the deferred acquisition costs of approximately $7.7 million, was allocated among the general partner interests and the advisory partnership interest based on the partnerships' and advisory contracts' estimated fair values. The general partnership and advisory interests were assigned a total value of approximately $27 million and $5 million, respectively.

Deferred costs
- --------------
        Included in deferred costs are mortgage selection fees, which are being paid to the Adviser of CRIIMI MAE (see Note 3) or were paid to the former general partners or adviser to the CRIIMI Funds. These deferred costs are being amortized using the effective interest method on a specific mortgage

                                CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

basis from the date of the acquisition of the related mortgage to the expected dissolution date of CRI Liquidating or over the term of the mortgage for CRIIMI MAE (see Note 1). Upon disposition of a mortgage, the related unamortized fee is treated as part of the mortgage investment carrying value in order to measure the gain or loss on the disposition.

Borrowing policy of CRI Liquidating
- -----------------------------------
        CRI Liquidating's Articles of Incorporation do not limit the amount or percentage of indebtedness which CRI Liquidating may incur. CRI Liquidating does not intend to incur any indebtedness, except in connection with the maintenance of its REIT status. During 1992 and 1993, CRI Liquidating entered into transactions in which it incurred debt in connection with the purchase of government guaranteed mortgage-backed securities and government insured certificates backed by project loans. This debt was nonrecourse and fully secured with the purchased government guaranteed mortgage-backed securities and government insured certificates backed by project loans. As of December 31, 1992 and 1993, CRI Liquidating disposed of these government guaranteed mortgage-backed securities and government insured certificates backed by project loans, and repaid the related debt.

        Interest expense is based on the seller financing of a portion of the purchase price of the other short-term investments in government guaranteed mortgage-backed securities and government insured certificates backed by project loans (see Note 7).

Deferred financing costs
- ------------------------
        Costs incurred in connection with the establishment of CRIIMI MAE's commercial paper facility (the Commercial Paper Facility) and the issuance of long-term debt and commercial paper (see Notes 10 and 11) are amortized using the effective interest method over the terms of the borrowings.

                                CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Interest rate hedge agreements
- ------------------------------
        Amounts to be paid or received under interest rate hedge agreements are accrued currently and are netted for financial statement presentation purposes.

Shareholders' equity
- --------------------
        CRIIMI MAE has authorized 60,000,000 shares of $.01 par value common stock and issued 21,184,807 shares as of December 31, 1992 and 1993. All shares issued, exclusive of the shares held in treasury, are outstanding. As of December 31, 1992 and 1993, 10,266 and 7,732 shares, respectively, were held for issuance pending presentation of predecessor units and are considered outstanding. Additionally, 25,000,000 shares of $.01 par value preferred stock are authorized; however, no shares are issued or outstanding.

Income taxes
- ------------
        CRIIMI MAE and CRI Liquidating have qualified and intend to continue to qualify as REITs as defined in the Internal Revenue Code and, as such, will not be taxed on that portion of their taxable income which is distributed to shareholders provided that at least 95% of such taxable income is distributed. CRIIMI MAE and CRI Liquidating intend to distribute substantially all of their taxable income and, accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements. CRIIMI MAE and CRI Liquidating, however, may be subject to tax at normal corporate rates on net income or capital gains not distributed.

                                CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Per share amounts
- -----------------
        Net income, dividends and return of capital per share amounts for 1991, 1992 and 1993 represent net income, dividends and return of capital, respectively, divided by the weighted average shares outstanding during each year. The per share amounts are based on the weighted average shares outstanding, including shares held for issuance, pending presentation of predecessor units in the CRIIMI Funds.

                                CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Transactions with Related Parties

        Below is a summary of the related party transactions which occurred during the years 1991, 1992 and 1993. These items are described further in the text which follows:

                                        For the years ended December 31,
                                         1991          1992          1993
                                      ----------    ----------    ----------
Payments to the Adviser:
- -----------------------
Annual fee - CRIIMI MAE (a)(h)        $  792,751    $  859,409    $1,266,494
Annual fee - CRI Liquidating (a)       1,532,096     1,214,409  1,234,291(g)
Incentive fee - CRIIMI MAE (a)                --       163,798       213,972
Incentive fee - CRI Liquidating
 (f)                                     517,399            --       256,290
Mortgage selection fees - CRIIMI
 MAE (b)                                 372,972       110,120     2,416,253
                                      ----------    ----------    ----------
  Total                               $3,215,218    $2,347,736    $5,387,300
                                      ==========    ==========    ==========
Payments to CRI:
- ---------------
Expense reimbursement - CRIIMI MAE
 (c)                                  $  808,194    $  650,988    $  707,110
Expense reimbursement - CRI
 Liquidating (c)                         279,951       244,457       254,039
                                      ----------    ----------    ----------
  Total                               $1,088,145    $  895,445    $  961,149
                                      ==========    ==========    ==========


                                         For the years ended December 31,
                                         1991          1992          1993
                                   ----------------    ----------  ------------
Amounts Received or Accrued from
 Related Parties
- ---------------------------------
CRIIMI,Inc.
- -----------
  Income (d)                               $587,658    $1,581,996    $2,015,861
  Return of capital (e)                          --       585,567        13,108
                                   ----------------    ----------  ------------
    Total                                  $587,658    $2,167,563    $2,028,969
                                   ================    ==========  ============
CRI/AIM Investment, L.P. (d)(h)            $222,466    $  700,000    $  700,000
                                   ================    ==========  ============


(a) Included in the accompanying consolidated statements of income. A detailed schedule of CRI Liquidating's annual fee is reflected in the tables below.
(b) These amounts are deferred on the accompanying consolidated balance sheets and amortized over the mortgage investment term.
(c) Included as general and administrative expenses on the accompanying consolidated statements of income.
(d) Included as income from investment in insured mortgage funds and advisory partnership, before amortization, on the accompanying consolidated statements of income.
(e) Included as a reduction of investment in insured mortgage funds and advisory partnership on the accompanying consolidated balance sheets.
(f) Included as a component of gains from mortgage dispositions on the accompanying consolidated statements of income.
(g) As a result of reaching the carryover CRIIMI I target yield during the first and fourth quarters of 1993, CRI Liquidating paid deferred annual fees during these quarters (including $86,395 of deferred annual fees from the third and fourth quarters of 1992 which were paid during the first quarter of 1993).
(h) As of June 1, 1993, pursuant to the First Amendment to the CRI Insured Mortgage Association, Inc. Advisory Agreement, CRIIMI MAE was granted the right to reduce the amounts paid to the Adviser by the difference between its guaranteed $700,000 distribution and the amount actually paid to CRIIMI MAE by CRI/AIM Investment Limited Partnership. As such, the amounts paid to the Adviser during 1993 were reduced by $101,859 which represents the difference between the guaranteed distribution for the period and the amount actually paid to CRIIMI MAE.

     CRIIMI MAE has entered into an agreement with the Adviser (the Advisory Agreement) under which the Adviser is obligated to present an investment program to CRIIMI MAE, to evaluate and negotiate voluntary and involuntary mortgage dispositions, provide administrative services for CRIIMI MAE and conduct CRIIMI MAE's day-to-day operations.

     The Advisory Agreement is for a term through November 27, 1995. The Advisory Agreement, absent a notice of termination or non-renewal, will be automatically renewed for successive three-year terms. The Advisory Agreement may be terminated solely for cause, as defined in the Advisory Agreement, by CRIIMI MAE or the Adviser. Notice of non-renewal must be given at least 180 days prior to the expiration date of the Advisory Agreement. If CRIIMI MAE terminates the Advisory Agreement other than for cause, or the Adviser terminates the Advisory Agreement for cause, in addition to compensation otherwise due, CRIIMI MAE will be required to pay the Adviser a fee equal to the Annual Fee (as described below) payable for the previous fiscal year. If the Advisory Agreement is not renewed, no termination fee will be payable.

     Under the Advisory Agreement, the Adviser receives compensation from CRIIMI MAE as follows:

     o An annual fee (the Annual Fee) for managing CRIIMI MAE's portfolio of mortgages. The Annual Fee is equal to 0.375% of average invested assets invested in Additional Mortgage Investments (defined as mortgages acquired by CRIIMI MAE after the Merger), payable quarterly.

     o Included in the Annual Fee shown in the preceding table is the Master Servicing Fee for overseeing the servicing of the Additional Mortgage Investments. The master servicing fee is equal to 0.025% annually of the outstanding face balance of the Additional Mortgage Investments, payable quarterly.

     o A mortgage selection fee for analyzing, evaluating and structuring Additional Mortgage Investments. The mortgage selection fee equals 0.75% of amounts invested in Additional Mortgage Investments. The Adviser is also entitled to receive one-half of the fees paid to CRIIMI MAE by the owner or developer of a property underlying a participating mortgage investment, provided that the interest rate on the base mortgage investment is at least equal to the prevailing market interest rate for similar base mortgage investments coupled with investments in limited partnerships.

        In 1991, the Adviser adopted a policy with respect to borrowings above and beyond the original $140 million Notes (see Note 11) and $140 million Commercial Paper Facility (see Note 10) which would result in a reduction in the amount of fees payable by CRIIMI MAE if Net Positive Spreads (the difference between the yield on a mortgage investment acquired with borrowings and all incremental borrowing and operating expenses on a tax basis associated with the acquisition of such mortgage investment) are not maintained: the total Annual Fee and master servicing fee of 0.40% of invested assets payable to the Adviser with respect to mortgage investments purchased with the proceeds of any particular tranche of borrowings will be reduced incrementally if CRIIMI MAE's Net Positive Spread on such tranche of borrowings falls below 0.40%, and the mortgage selection fee will be eliminated upon reinvestment of proceeds of mortgage dispositions where the mortgage investment was purchased with borrowed funds and disposed of in less than five years without providing a cumulative yield on the original mortgage investment at disposition of at least 100 basis points higher than the original yield at the date of purchase. Since the adoption of this policy, CRIIMI MAE expanded its Commercial Paper Facility (defined below) by $50 million (which expansion was paid down in 1993), increased its Bank Term Loan (defined below) by $15 million and entered into Master Repurchase Agreements (defined below) of approximately $350 million. As of December 31, 1992 and 1993, CRIIMI MAE had a Net Positive Spread of approximately 60 and 177 basis points, respectively, on its borrowings.

     o An incentive fee equal to 25% of the amount by which net income from Additional Mortgage Investments exceeds the annual target return on equity is payable quarterly, subject to year-end adjustment. Net income from Additional Mortgage Investments is the difference between mortgage investment income, including gains or losses on dispositions, from the mortgage investments directly invested in by CRIIMI MAE less financing costs and operating expenses, including a portion of CRIIMI MAE's general and administrative and professional expenses that the Adviser has determined to be specifically assigned to those mortgage investments. Equity for purposes of this computation is CRIIMI MAE's shareholders' equity on a tax basis. The target return on equity will be determined on a quarterly basis and will equal 1% over the average yield on Treasury Bonds maturing nearest to ten years from such quarter, as reported on a daily basis throughout such quarter, based on quotations supplied by the Federal Reserve Bank of New York, as reported by The Wall Street Journal.

     CRI Liquidating has also entered into an agreement with the Adviser (CRI Liquidating Advisory Agreement) under which the Adviser is obligated to evaluate and negotiate voluntary mortgage dispositions, provide administrative services for CRI Liquidating and conduct CRI Liquidating's day-to-day affairs. The terms of the CRI Liquidating Advisory Agreement are similar to CRIIMI MAE's terms.

     Under the CRI Liquidating Advisory Agreement, the Adviser receives compensation from CRI Liquidating as follows:

     o An annual fee (the CRI Liquidating Annual Fee) for managing CRI Liquidating's portfolio of mortgages. The CRI Liquidating Annual Fee is calculated separately for each of the remaining mortgage pools from the former CRIIMI Funds. With respect to CRIIMI I, the CRI Liquidating Annual Fee will equal 0.75% of average invested assets invested in mortgage investments transferred by CRIIMI I in the Merger, one-third of which will be deferred and paid on a cumulative basis only during such quarters as the carryover CRIIMI I target yield, as discussed below, is achieved on a cumulative basis. Any such deferred amounts will be paid only out of proceeds of mortgage dispositions attributable to CRIIMI I mortgage investments representing market discount.

        With respect to CRIIMI II, the CRI Liquidating Annual Fee will equal 0.75% of average invested assets invested in existing mortgage investments transferred by CRIIMI II in the Merger, one-fourth of which will be deferred and paid on a cumulative basis only during such quarters as the carryover CRIIMI II target yield, as discussed below, is achieved on a cumulative basis. Any such deferred amounts will be paid only out of operating income attributable to CRIIMI II mortgage investments.

        With respect to CRIIMI III, the CRI Liquidating Annual Fee will equal 0.25% of average invested assets invested in mortgage investments transferred by CRIIMI III in the Merger. After December 31, 1993, this fee will be reduced to 0.125% for any quarter that the carryover CRIIMI III cumulative annual fee yield, as discussed below, is not achieved.

        The carryover CRIIMI I target yield will be achieved during any quarter that the former CRIIMI I mortgage investments transferred in the Merger generate a cumulative yield (including gains or losses on mortgage dispositions) on amounts invested in such assets of 13.33% per annum based on financial statement income. The carryover CRIIMI II target yield will be achieved during any quarter that the former CRIIMI II mortgage investments transferred in the Merger generate a cumulative yield (including gains or losses on mortgage dispositions) on amounts invested in such assets of 11.66% per annum based on financial statement income. The carryover CRIIMI III cumulative annual fee yield will be achieved during any quarter, commencing after December 31, 1993, that the former CRIIMI III mortgage investments transferred in the Merger generate a cumulative yield (including gains or losses on mortgage dispositions) on amounts invested in such assets of 10.89% per annum based on financial statement income.

      Detail of the CRI Liquidating Annual Fees for the years 1991, 1992 and 1993 is as follows:


                                                            For the year ended
December 31, 1991


                 Cumulative       Actual      Annual Fees
                                                  Paid
               Target/Annual    Cumulative       Annual       Deferred    Cumulative
                   Yield          Yield        Component      Component      Total      Deferred    Deferred
               --------------  ------------  --------------  -----------  -----------  ----------  -----------
CRIIMI I               13.33%        13.53%      $  362,235     $181,118   $  543,353  $       --  $        --
CRIIMI II              11.66%         9.49%         690,925           --      690,925     230,308    1,531,062
CRIIMI III             10.89%         8.13%         297,818           --      297,818          --           --
                  ----------      --------       ----------  -----------   ----------  ----------   ----------
  Totals                                         $1,350,978     $181,118   $1,532,096    $230,308   $1,531,062
                                                 ==========     ========   ==========  ==========   ==========

                      For the year ended December 31, 1992

                 Cumulative       Actual      Annual Fees
                                                  Paid
               Target/Annual    Cumulative       Annual       Deferred    Cumulative
                   Yield          Yield        Component      Component      Total      Deferred    Deferred
               --------------  ------------  --------------  -----------  -----------  ----------  ----------
CRIIMI I               13.33%        13.24%      $  344,090     $ 85,650   $  429,740    $ 86,395  $   86,395
CRIIMI II              11.66%         9.92%         540,204           --      540,204     180,068   1,711,130
CRIIMI III             10.89%         8.07%         244,465           --      244,465          --          --
                  ----------       -------       ----------  -----------   ----------  ----------  ----------
  Totals                                         $1,128,759      $85,650   $1,214,409    $266,463  $1,797,525
                                                 ==========  ===========   ==========  ==========  ==========


                      For the year ended December 31, 1993

                 Cumulative       Actual      Annual Fees
                                                  Paid
               Target/Annual    Cumulative       Annual       Deferred    Cumulative
                   Yield          Yield        Component      Component      Total      Deferred    Deferred
               --------------  ------------  --------------  -----------  -----------  ----------  -----------
CRIIMI I               13.33%        13.33%      $  314,595     $243,692   $  558,287  $       --  $        --
CRIIMI II              11.66%        10.05%         484,147           --      484,147     162,390    1,873,520
CRIIMI III             10.89%         8.05%         191,857           --      191,857          --           --
                    --------      --------       ----------  -----------   ----------  ----------  -----------
  Totals                                           $990,599     $243,692   $1,234,291    $162,390  $1,873,520
                                                 ==========  ===========   ==========  ==========  ==========

        o  The Adviser is also entitled to certain incentive fees (the Incentive
Fees) in connection with the disposition of certain mortgage investments. Like the CRI Liquidating Annual Fee, the Incentive Fees are calculated separately with respect to mortgage investments transferred in the Merger by CRIIMI I and CRIIMI II. No Incentive Fees are payable with respect to mortgage investments transferred by CRIIMI III.

        During any quarter in which either the carryover CRIIMI I or CRIIMI II target yields have been achieved on a cumulative basis and the Adviser has been paid any deferred amounts of the CRI Liquidating Annual Fee, the Incentive Fee will equal approximately 9.08% of net disposition proceeds representing the financial statement gain on the related CRIIMI I or CRIIMI II mortgage investments disposed of. After the carryover CRIIMI I adjusted contribution or the carryover CRIIMI II adjusted share capital has been reduced to zero, the Incentive Fee will increase to approximately 9.08% of the net disposition proceeds from the disposition of CRIIMI I or CRIIMI II mortgage investments, each determined separately.

        The carryover CRIIMI I adjusted contribution and the carryover CRIIMI II adjusted share capital equal the aggregate adjusted contribution of CRIIMI I investors (initial investment of investors reduced by all amounts distributed to them representing distributions of principal on their original mortgage investments other than distributions of proceeds of mortgage dispositions representing market discount that have been applied to the target yield) and the aggregate share capital of CRIIMI II investors (initial investment of investors reduced by all amounts distributed to them representing distributions of principal on their original mortgage investments other than distributions of proceeds of mortgage dispositions representing market discount that have been applied to the target yield), respectively, as of November 27, 1989, the consummation date of the Merger. Subsequent to November 27, 1989, the carryover CRIIMI I adjusted contribution and the carryover CRIIMI II adjusted share capital are reduced by all amounts of principal received from their respective former mortgage investments, whether as part of regular mortgage payments or as proceeds of mortgage dispositions, except for proceeds of mortgage dispositions representing market discount that have been applied to the respective target yield.

4.  Fair Value of Financial Instruments

        The following estimated fair values of CRIIMI MAE's consolidated financial instruments are presented in accordance with generally accepted accounting principles which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. These estimated fair values, however, do not represent the liquidation value or the market value of CRIIMI MAE.

        As of December 31, 1992, CRIIMI MAE and CRI Liquidating recorded their mortgage investments at amortized cost (excluding Mortgages Held for Disposition which were recorded at the lower of cost or market as discussed in Note 6). In connection with CRIIMI MAE's and CRI Liquidating's implementation of SFAS 115 as of December 31, 1993 (see Note 2), CRIIMI MAE's Investment in Mortgages continues to be recorded at amortized cost; however, CRI Liquidating's Investment in Mortgages and CRIIMI MAE's and CRI Liquidating's Mortgages Held for Disposition (see Note 6), are recorded at fair value as of December 31, 1993. The difference between the amortized cost and the fair value of CRI Liquidating's Government Insured Multifamily Mortgages represents the unrealized net gains on CRI Liquidating's Government Insured Multifamily Mortgages. CRIIMI MAE's share of the unrealized net gains on CRI Liquidating's Government Insured Multifamily Mortgages is reported as a separate component of shareholders' equity as of December 31, 1993.

                                            As of December 31,     As of December 31,
                                                   1992                   1993
                                              Amortized Cost           Fair Value       Amortized Cost    Fair Value
                                           ---------------------  --------------------  ---------------  ------------
ASSETS
Investment in mortgages,
accounted for at amortized cost:
  Near par or premium                              $233,590,108           $242,313,168    $495,846,514   $505,578,030
  Discount                                          192,703,833            236,925,191         903,982      1,004,399
  Participating                                      22,024,884             22,817,941              --             --
  Mortgages held for disposition                     24,644,408             27,238,771              --             --
                                                   ------------           ------------    ------------   ------------
                                                    472,963,233            529,295,071     496,750,496    506,582,429
                                                   ------------           ------------    ------------   ------------
Investment in mortgages, accounted for
at fair value: (a)
  Near par or premium                                        --                     --     166,913,207    215,866,436
  Discount                                                   --                     --      16,983,594     17,647,797
    Mortgages held for disposition                           --                     --       9,594,024     11,326,356
                                                   ------------           ------------    ------------   ------------
      --                                                     --            193,490,825     244,840,589
                                                   ------------           ------------    ------------
Cash and cash equivalents                             6,600,134              6,600,134      13,599,860     13,599,860

Accrued interest receivable                           4,493,957              4,493,957       5,702,667      5,702,667

LIABILITIES
Commercial paper                                   $186,300,000           $186,300,000    $ 95,306,000   $ 95,306,000

Long-term debt                                       61,668,480             61,668,480     383,739,048    383,739,048

Interest rate hedge agreements                          (56,158)            13,729,372      (4,113,713)     3,115,531

(a) CRI Liquidating's Mortgage Investments and all Mortgages Held for Disposition were accounted for at fair value on the accompanying consolidated balance sheet as of December 31, 1993 (see Note 2).

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Investment in mortgages and mortgages held for disposition
- ----------------------------------------------------------
     The fair value of the Government Insured Multifamily Mortgages and mortgages held for disposition are based on the average of the quoted market prices from three investment banking institutions which trade insured mortgage loans as part of their day-to-day activities.

Cash and cash equivalents and accrued interest receivable
- ---------------------------------------------------------
     The carrying amount approximates fair value because of the short maturity of these instruments.

Commercial paper
- ----------------
     The carrying amount approximates fair value because of the short maturity of the debt.

Long-term debt
- --------------
     The carrying amount approximates fair value because the current rate on the debt is reset quarterly based on market rates.

Interest rate hedge agreements
- ------------------------------
     The fair value of interest rate hedge agreements (used to hedge CRIIMI MAE's commercial paper and long-term debt) is the estimated amount that CRIIMI MAE would pay to terminate the agreements as of December 31, 1992 and 1993, taking into account current interest rates and the current creditworthiness of the counterparties. The amount was determined based on the average of two quotes received from financial institutions which enter into these types of transactions as part of their day-to-day activities.

5.  Investment in Mortgages

     CRIIMI MAE's investment policies, which are overseen by the CRIIMI MAE Board of Directors, are intended to foster its objectives of providing stable or growing quarterly cash distributions to its shareholders while preserving and protecting its capital. CRIIMI MAE seeks to achieve these objectives by investing primarily in Government Insured Multifamily Mortgages issued or sold pursuant to programs sponsored by FHA and GNMA. CRIIMI MAE's sources of capital include borrowings, principal distributions received on its CRI Liquidating shares, principal proceeds of CRIIMI MAE mortgage dispositions and proceeds from equity offerings.

     As of December 31, 1992 and 1993, CRIIMI MAE directly owned 60 and 126 Government Insured Multifamily Mortgages, respectively, which had a weighted average effective interest rate of approximately 10.1% and 8.52%, a weighted average remaining term of approximately 31 years and 34 years, and a tax basis of approximately $226 million and $499 million, respectively.

     As of December 31, 1992 and 1993, CRIIMI MAE indirectly owned through its subsidiary, CRI Liquidating, 73 and 63 Government Insured Multifamily Mortgages, respectively, which had a weighted average effective interest rate of approximately 9.91% and 10.03%, a weighted average remaining term of approximately 28 years and 27 years, and a tax basis of approximately $221 million and $173 million, respectively.

     Thus, on a consolidated basis, as of December 31, 1992 and 1993, CRIIMI MAE owned, directly or indirectly, 133 and 189 Government Insured Multifamily Mortgages, respectively. These consolidated mortgage investments (including Mortgages Held for Disposition) had a weighted average effective interest rate of approximately 9.98%, a weighted average remaining term of approximately 29 years and a tax basis of approximately $447 million, as of December 31, 1992. These amounts compare to a weighted average effective interest rate of approximately 8.95%, a weighted average remaining term of approximately 32 years and a tax basis of approximately $672 million, as of December 31, 1993.

In addition, as of December 31, 1993, CRIIMI MAE had committed approximately $41 million for investment in Government Insured Multifamily Mortgages or advances on FHA-Insured Loans relating to the construction or rehabilitation of multifamily housing projects, including nursing homes and intermediate care facilities (Government Insured Construction Mortgages), to be funded by borrowings under the Commercial Paper Facility and the remaining funds available under the Master Repurchase Agreements (see Notes 10 and 11).

     During 1993, CRIIMI MAE directly acquired 61 Government Insured Multifamily Mortgages with an aggregate purchase price of approximately $284 million at purchase prices ranging from $0.5 million to $30.8 million, with a weighted average effective interest rate of approximately 7.56% and a weighted average remaining term of approximately 33.4 years. In addition, during 1993, CRIIMI MAE funded advances of approximately $29 million on Government Insured Construction Mortgages with a weighted average effective interest rate of approximately 8.73%. As of December 31, 1993, CRIIMI MAE had committed to acquire additional Government Insured Multifamily Mortgages and to make additional advances on and/or acquire Government Insured Construction Mortgages, totalling approximately $41 million.

     In connection with CRI Liquidating's business plan which calls for an orderly liquidation of approximately 25% of its December 31, 1993 portfolio balance each year through 1997, on February 10, 1994, CRI Liquidating sold twelve Government Insured Multifamily Mortgages resulting in net sales proceeds of approximately $48.7 million. As of the date of the sale, these twelve Government Insured Multifamily Mortgages had a weighted average effective interest rate of approximately 10.3%, a weighted average remaining term of approximately 28 years and a tax basis of approximately $34 million. This sale is expected to result in financial statement and tax basis gains of approximately $11.7 million and $14.7 million, respectively.

     As discussed below, CRIIMI MAE is permitted to make direct investments in primarily two categories of Government Insured Multifamily Mortgages at, near, or above par value (Near Par or Premium Mortgage Investments).

     FHA-Insured Loans--The first category of Near Par or Premium Mortgage Investments in which CRIIMI MAE is permitted to invest consists of FHA-Insured Loans. All of the FHA-Insured Loans in which CRIIMI MAE invests are insured by HUD for effectively 99% of their current face value. As part of its investment strategy, CRIIMI MAE also invests in Government Insured Construction Mortgages which involve a two-tier financing process in which a short-term loan covering construction costs is converted into a permanent loan. CRIIMI MAE also becomes the holder of the permanent loan upon conversion. The construction loan is funded in HUD-approved draws based upon the progress of construction. The construction loans are GNMA-guaranteed or insured by HUD. The construction loan generally does not amortize during the construction period. Amortization begins upon conversion of the construction loan into a permanent loan, which generally occurs within a 24-month period from the initial endorsement by HUD.

     Mortgage-Backed Securities--The second category of Near Par or Premium Mortgage Investments in which CRIIMI MAE is permitted to invest consists of federally guaranteed mortgage-backed securities or other securities backed by Government Insured Multifamily Mortgages issued by entities other than GNMA (Mortgage-Backed Securities) and GNMA Mortgage-Backed Securities. As of December 31, 1993, all of CRIIMI MAE's mortgage investments in this category were GNMA Mortgage-Backed Securities. The GNMA Mortgage-Backed Securities in which CRIIMI MAE invests are backed by Government Insured Multifamily Mortgages insured in whole by HUD, or insured by HUD and a coinsured lender under HUD mortgage insurance programs and the coinsurance provisions of the National Housing Act. The Mortgage-Backed Securities in which CRIIMI MAE is permitted to invest, although none have been acquired as of December 31, 1993, are backed by Government Insured Multifamily

Mortgages which are insured in whole by HUD under HUD mortgage insurance programs.

     Generally, Government Insured Multifamily Mortgages which are purchased near, at or above par value will result in a loss if the mortgage investment is prepaid or assigned prior to maturity because the amortized cost of the mortgage investment, including acquisition costs, is approximately the same as or slightly higher than the insured amount of the mortgage investment. As of December 31, 1993, substantially all of the mortgage investments owned directly by CRIIMI MAE consisted of Government Insured Multifamily Mortgages that are Near Par or Premium Mortgage Investments. Based on current interest rates, the Adviser does not believe that the prepayment, assignment, or sale of any of CRIIMI MAE's Government Insured Multifamily Mortgages would result in a material financial statement or tax basis gain or loss.

     CRI Liquidating Mortgage Investments--CRI Liquidating's mortgage investments consist solely of the Government Insured Multifamily Mortgages it acquired from the CRIIMI Funds in the Merger. The CRIIMI Funds invested primarily in Government Insured Multifamily Mortgages issued or sold pursuant to programs of GNMA and FHA.

     The majority of CRI Liquidating's mortgage investments were acquired by the CRIIMI Funds at a discount to face value (Discount Mortgage Investments) on the belief that based on economic, market, legal and other factors, such Discount Mortgage Investments might be sold for cash, prepaid as a result of a conversion to condominium housing or otherwise disposed of or refinanced in a manner requiring prepayment or permitting other profitable disposition three to twelve years after acquisition by the CRIIMI Funds. Based on current interest rates, the Adviser expects that (i) the disposition of most of CRI Liquidating's Government Insured Multifamily Mortgages will result in a gain on a financial statement basis, and (ii) the disposition of any of CRI Liquidating's Government Insured Multifamily Mortgages will not result in a material loss on a financial statement basis and will result in a gain on a tax basis.

     The safekeeping and servicing of the mortgage investments (excluding CRI Liquidating's investment in limited partnerships) is performed by various trustees and servicers under the terms of the Servicing Agreements.

Other Investments
- -----------------
     In addition to investing in FHA-Insured Loans and GNMA-Mortgage Backed Securities, CRIIMI MAE's investment policies also permit CRIIMI MAE to invest in Government Insured Multifamily Mortgages which are not FHA-insured or GNMA-guaranteed (Other Insured Mortgages) and in certain other mortgage investments which are not federally insured or guaranteed (Other Multifamily
Mortgages).   Pursuant to CRIIMI MAE's policy, at the time of their acquisition,
Other Multifamily Mortgages must have an expected yield of at least 150 basis points (1.5%) greater than the yield on Government Insured Multifamily Mortgages which could be acquired in the then current market and must meet certain other strict underwriting guidelines. The CRIIMI MAE Board of Directors has adopted a policy limiting Other Multifamily Mortgages to 20% of CRIIMI MAE's total consolidated assets. As of December 31, 1993, CRIIMI MAE had not invested or committed to invest in any Other Insured Mortgages or Other Multifamily Mortgages and CRIIMI MAE does not currently intend to invest in any Other Multifamily Mortgages for at least twelve months after the filing date of this report.

     CRIIMI MAE is currently exploring opportunities in connection with the sponsorship of securities offerings which involve the pooling of certain Other Multifamily Mortgages to further enhance potential returns to CRIIMI MAE shareholders. Such sponsorship may also include the investment by CRIIMI MAE in the non-investment grade or unrated tranches of mortgage pools having a high current yield. As of December 31, 1993, CRIIMI MAE had not participated in the sponsorship of any such securities offerings.

The Adviser does not expect that investments of this nature will exceed 5% of CRIIMI MAE's total consolidated assets for at least twelve months after the filing date of this report.

     Descriptions of the mortgage investments owned, directly or indirectly by CRIIMI MAE which exceed 3% of the total carrying amount of the consolidated mortgage investments as of December 31, 1993, summarized information regarding other mortgage investments and mortgage investment income earned in 1991, 1992 and 1993, including interest earned on the disposed mortgage investments, are as follows:

                            Mortgage          Mortgage       Mortgage
                            Carrying         Investment     Investment   Investment
                              Face            Value of      Effective      Income       Income        Income       Final
                           Amount of         Mortgages       Interest      Earned       Earned        Earned      Maturity
                          Mortgages(B)      (A),(C),(D)        Rate       in 1991       in 1992      in 1993        Date
                        ----------------  ----------------  ----------  ------------  -----------  ------------  ----------
CRIIMI MAE
- ----------
FHA-Insured Loans
- -----------------
Discount
- --------
Other
  (2 mortgages)          $    944,273      $    903,982        10.25%-    $   91,607   $   93,629    $   93,335  March
                                                               10.49%                                            2020-
                                                                                                                 April
                                                                                                                 2031
Near Par or Premium
- -------------------
Other
  (30 mortgages)          109,082,188       108,938,710         7.35%-     2,329,772    3,420,128     6,101,481  February
                                                               11.00%                                            2019-
                                                                                                                 April
                                                                                                                 2033
Construction
    Loans (15)*            43,524,241        43,879,707         7.75%-     1,912,882    5,422,891     5,099,429  ***
- -------------                                                  10.00%


       Mortgage            Mortgage        Mortgage
       Carrying           Investment      Investment    Investment
         Face              Value of       Effective       Income       Income      Income       Final
      Amount of           Mortgages        Interest       Earned       Earned      Earned      Maturity
     Complex Name        Mortgages(B)    (A),(C),(D)       Rate       in 1991     in 1992      in 1993        Date
- ---------------------------------------------------------------------------------------------------------------------

GNMA Mortgage-
Backed Securities
- -----------------
Near Par or Premium
- -------------------
San Jose South           29,978,522      30,249,793           7.66%          --          --        11,479  October
                                                                                                           2023
Somerset Park            30,181,585      30,767,678           7.41%          --          --       734,515  July 2028
Other
  (76 mortgages)        279,857,549     282,010,626         7.11%-    8,128,480   8,305,277    14,782,468  August
                                                                                                           2015-
    ------------        ----------            10.94%    ---------    ---------   ---------   September
                                                                                             2032
Sub-Total
  CRIIMI MAE            493,568,358     496,750,496     12,462,741   17,241,925  26,822,707
                        -----------     -----------     ----------   ----------  ----------

CRI Liquidating
- ---------------
FHA-Insured Loans
- -----------------
Discount
- --------
Other
  (53 mortgages)        209,718,293     215,866,436         8.35%-   17,200,704  17,086,715    16,975,303  August
                                                                                                           2012 -
        12.48%                                                                                             March 2025
Near Par or Premium
- -------------------
Other (6 mortgages)      12,044,486      12,806,520         9.22%-    1,195,239   1,187,778     1,179,560  December
                                                                                                           2022 -
        10.79%                                                                                             June 2025


                                  Mortgage        Mortgage      Mortgage
                                  Carrying       Investment    Investment   Investment
                                    Face          Value of      Effective     Income      Income      Income       Final
                                 Amount of       Mortgages      Interest      Earned      Earned      Earned      Maturity
                                Mortgages(B)    (A),(C),(D)       Rate       in 1991     in 1992      in 1993       Date
                               --------------  --------------  -----------  ----------  ----------  -----------  ----------
GNMA Mortgage-
Backed Securities
- -----------------
Near Par or Premium
- -------------------
Other (2 mortgages)              4,690,126       4,841,277        10.14%-      464,621     462,392      459,925  May 2022 -
10.16%                                                                                                           September 2022
Sub-total CRI
  Liquidating                  226,452,905     233,514,233     18,860,564   18,736,885  18,614,788
                               -----------     -----------     ----------   ----------  ----------
Currently invested in
 mortgages                     720,021,263     730,264,729     31,323,305   35,978,810  45,437,495

Less CRI Liquidating's share
 of mortgage interest
 relating to investment in
 limited partnerships
 accounted for under the
 equity method                    (919,755)       (972,704)      (308,093)


                                        Mortgage             Mortgage       Mortgage
                                        Carrying            Investment     Investment   Investment
                                          Face               Value of       Effective     Income       Income      Income
                                        Amount of            Mortgages      Interest      Earned       Earned      Earned
                                      Mortgages(B)          (A),(C),(D)       Rate        in 1991      in 1992     in 1993
                                    -----------------     ---------------  -----------  -----------  -----------  ---------
Mortgage Dispositions:

    1991                                           --               --          9.42%-    4,946,994           --           --
                                                                               12.84%

    1992                                           --               --          9.48%-    3,930,147      979,109           --
                                                                               12.04%

    1993                                           --               --          8.00%-    9,102,925    9,041,910    4,241,328
                                                                               11.79%
Mortgages Held for Disposition:

    1993**                                         --               --          8.44%-      939,028      903,823      898,842
                                                                               12.00%
Investment in
  Mortgages                              $720,021,263     $730,264,729                  $49,322,644  $45,930,948  $50,269,572
                                    =================     ============                  ===========  ===========  ===========
Investment in
  Limited Partner- ships                                  $    436,090                 $    623,876  $   600,852  $    43,605
                                                          ============                 ============  ===========  ===========


* As construction loans convert to permanent loans, information reported in prior periods is reclassified to the applicable permanent loan classification. ** For additional information regarding Mortgages Held for Disposition, see
Note 6 of the notes to consolidated financial statements.
*** Construction draws are part of a short-term financing process and are funded to cover construction costs. The construction draws are converted into a long-term permanent loan generally within a 24-month period from the initial endorsement by HUD.

(A) All mortgages are collateralized by first or second liens on residential apartment, retirement home, nursing home, development land or townhouse complexes which have diverse geographic locations and are FHA-Insured Loans or GNMA Mortgage-Backed Securities. Payment of the principal and interest on FHA-Insured Loans is insured by HUD pursuant to Title 2 of the National Housing Act. Payment of the principal and interest on GNMA Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act. The investment in limited partnerships is not federally insured or guaranteed.

(B) Principal and interest on permanent mortgages is payable at level amounts over the life of the mortgage investment. Total annual debt service payable to CRIIMI MAE and CRI Liquidating(excluding principal and interest on the mortgages classified as held for disposition) for the mortgage investments held as of December 31, 1993 is approximately $61.1 million.

(C) Reconciliations of the carrying amount of CRIIMI MAE's consolidated mortgage investments for the years ended December 31, 1992 and 1993 follow:

                       For the year ended                          For the year ended
                        December 31, 1992                          December 31, 1993
Balance at beginning of
 year                                       $446,702,752                $448,318,825

Additions during year:
  Purchases                                   31,823,117                 312,654,818
  Amortization of discount                     1,271,288                   1,307,072
  Other                                          281,485                          --
  Net unrealized gains on
   mortgage investments of
   subsidiary                                         --                  51,349,764

Deductions during year:
  Principal payments         $  3,844,296                  $  4,527,816
  Mortgage dispositions:
    Mortgages                  44,421,242                    92,114,681
    Mortgages previously
     classified as held for
     disposition              (41,317,473)                  (24,579,884)
    Mortgages reclassified
     to held for
     disposition               24,786,149                    11,261,832
  Amortization of premium          25,603     31,759,817         41,305   83,365,750
                             ------------   ------------   ------------   ----------
Balance at end of year       $448,318,825                               $730,264,729
                             ============                               ============


(D) Principal Amount of Loans Subject to Delinquent Principal or Interest is not presented since all required payments with respect to these FHA-Insured Loans or GNMA Mortgage-Backed Securities are current and none of these mortgages are delinquent as of December 31, 1993, except the mortgages classified as Mortgages Held for Disposition as discussed in Note 6 and the mortgages on Guinn Nursing Home and Oak Hills Nursing Home which had an aggregate face value of approximately $6.2 million as of December 31, 1993.

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Investment in Mortgages - Continued

Historical Dispositions
- -----------------------

     The following table sets forth certain information concerning dispositions of Government Insured Multifamily Mortgages by CRIIMI MAE and CRI Liquidating for the past five years:

                                                                Net Gain/(Loss)
                                                                 Recognized for    Net Gain/(Loss)
                                                                   Financial         Recognized
                       Type of Dispositions                        Statement          For Tax
Year           Assignment(1)   Sale     Prepayment      Total       Purposes         Purposes(3)
- ----           -------------   ----     ----------      -----   ---------------    ---------------
1989-CRI Liq.        5           1           1            7       $ 2,957,598        $ 2,977,188
  CRIIMI MAE        --          --          --           --                --                 --
1990-CRI Liq.        6          --          --            6         3,853,503          8,005,092
  CRIIMI MAE         2          --          --            2           (59,338)           (59,338)
1991-CRI Liq.        8          19          --           27         4,481,534         12,706,737
  CRIIMI MAE         5           1          --            6          (433,648)          (310,089)
1992-CRI Liq.        3          --          --            3         6,097,102         11,202,237
  CRIIMI MAE         4          --          --            4          (363,957)          (118,498)
1993-CRI Liq.        2           5           3           10         8,089,840         14,938,128
CRIIMI MAE           2          --           5            7          (732,095)          (650,339)
                   ---         ---         ---          ---       -----------        -----------
                    37(2)       26           9           72       $23,890,539        $48,691,118
                   ===         ===         ===          ===       ===========        ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Investment in Mortgages - Continued

5.    Investment in Mortgages - Continued

(1) CRIIMI MAE or CRI Liquidating may elect to receive insurance benefits in the form of cash when a Government Insured Multifamily Mortgage defaults. In that event, 90% of the face value of the mortgage generally is received within approximately 90 days of assignment of the mortgage to HUD and 9% of the face value of the mortgage is received upon final processing by HUD which may not occur in the same year as assignment. If CRIIMI MAE or CRI Liquidating elects to receive insurance benefits in the form of HUD debentures, 99% of the face value of the mortgage is received upon final processing by HUD. Gains from dispositions are recognized upon receipt of funds or HUD debentures and losses generally are recognized at the time of assignment.
(2) Eight of the 37 assignments were sales of Government Insured Multifamily Mortgages then in default and resulted in the CRIIMI Funds, CRI Liquidating or CRIIMI MAE receiving near or above face value.
(3) In connection with the Merger, CRI Liquidating recorded its investment in mortgages at the lower of cost or fair value, which resulted in an overall net write down for tax purposes. For financial statement purposes, carryover basis of accounting was used. Therefore, since the Merger, the net gain for tax purposes was greater than the net gain recognized for financial statement purposes. As a REIT, dividends to shareholders are based on tax basis income.

                                CRIIMI MAE INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    Mortgages Held for Disposition

      As of December 31, 1992 and 1993, the following mortgages were classified as held for disposition:

                                                                                               Anticipated   Anticipated
                                          Anticipated                                           Financial        Tax
                                            Date of           Type of        Net Carrying       Statement       Basis
Mortgages Held for Disposition            Disposition       Disposition        Value(1)        (Loss)/Gain    Gain/(Loss)
- ---------------------------------------------------------------------------------------------------------------------------

Booker Gardens Apts.-9%(1)                   1993           Assignment        $   31,508       $   (3,815)    $    2,733
The Manhattan Building(1)                    1993           Assignment         4,929,861        1,839,707      1,695,797
Woodbridge Apts.(1)                          1993           Assignment         5,552,934          431,399      1,107,332
White Oak Apts.(1)                           1993           Sale               4,949,225           37,780      1,052,137
Wingate Apts.(2)                             1993           Assignment         6,519,863               --        (86,491)
Lexington Green Apts.(2)                     1993           Assignment         2,628,001               --        (54,283)
Providence Apts.-9%(2)                       1993           Assignment            33,016            4,562          4,562
                                                                             -----------       ----------     ----------
  MORTGAGES HELD FOR DISPOSITION
      AS OF DECEMBER 31, 1992                                                $24,644,408       $2,309,633     $3,721,787
                                                                             ===========       ==========     ==========

Booker Gardens Apts.-9%(1)                   1994           Assignment        $   31,508       $   (3,815)    $    2,733
Lincoln Countrywood Apts.(1)                 1994           Assignment         4,991,963          586,179      1,100,971
Timberlake Apts.(1)                          1994           Assignment         4,557,938        1,044,698      1,457,193
Broadview Apts.(2)                           1994           Prepayment         1,711,931               --             --
Providence Apts.-9%(2)                       1994           Assignment            33,016            4,562          4,562
                                                                              ----------       ----------     ----------
  MORTGAGES HELD FOR DISPOSITION
      AS OF DECEMBER 31, 1993                                                $11,326,356       $1,631,624     $2,565,459
                                                                             ===========       ==========     ==========

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    Mortgages Held for Disposition - Continued

(1) Represents a CRI Liquidating mortgage investment. In connection with CRI Liquidating's implementation of SFAS 115 (see Note 2) as of December 31, 1993, all of CRI Liquidating's mortgage investments, including Mortgages Held for Disposition, were recorded at fair value. As of December 31, 1992, all of CRI Liquidating's mortgage investments classified as Mortgages Held for Disposition were recorded at the lower of cost or market.

(2) Represents a CRIIMI MAE mortgage investment. As of December 31, 1992, all of CRIIMI MAE's mortgage investments classified as Mortgages Held for Disposition were recorded at the lower of cost or market. In connection with CRIIMI MAE's implementation of SFAS 115 (see Note 2) as of December 31, 1993, all of CRIIMI MAE's mortgage investments classified as Mortgages Held for Disposition were recorded at fair value.

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.    Other Short-Term Investments

      During 1993, CRIIMI MAE, and, during each of 1992 and 1993, CRI Liquidating entered into transactions in which mortgage-backed and other government agency securities were purchased. These transactions provided CRIIMI MAE with above average returns compared to its other short-term investments while maintaining the high quality of its assets and assisted in maintaining CRI Liquidating's REIT status. Some of these purchases were financed with borrowings which were nonrecourse and fully secured with the purchased mortgage-backed and other government agency securities. As of December 31, 1993, CRIIMI MAE and as of December 31, 1992 and 1993, CRI Liquidating had disposed of the mortgage-backed and other government agency securities acquired in such year and repaid the related debt.

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Reconciliation of Financial Statement Net Income to Tax Basis Income

      Reconciliations of the financial statement net income to the tax basis income for the years ended December 31, 1991, 1992 and 1993 are as follows:

                                           1991          1992          1993
                                        -----------  ------------  ------------
Financial statement net income
 applicable to CRIIMI MAE               $ 9,000,559  $16,041,231   $15,757,505

Adjustment due to accounting for
 subsidiary as a pooling for financial
 statement purposes and a purchase for
 tax purposes                             6,270,888    4,931,900     4,412,645
Income from investment in insured
 mortgage funds and advisory
 partnership                                     --      504,157        87,341
Mortgage dispositions                       123,560      245,459        81,756
Interest income - U.S. Treasuries                --    1,074,517       973,619
Interest expense - defeased notes                --   (1,583,318)   (1,390,672)
Interest expense - amortization of
 hedge upfront costs                             --           --       366,093
Interest expense - deferred financing
 costs                                           --      445,127      (280,683)
Extraordinary item-loss on early
 extinguishment of debt                   6,642,450           --            --
Gain on sale of shares of subsidiary             --           --     1,581,247
Nondeductible expenses:
  Other                                          --      (33,343)      176,387
  Provision for settlement of
   litigation                                    --           --     1,250,000
                                        -----------  -----------   -----------
Tax basis income                        $22,037,457  $21,625,730   $23,015,238
                                        ===========  ===========   ===========

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. Reconciliation of Financial Statement Net Income to Tax Basis Income - Continued

     Differences in the financial statement net income and the tax basis income principally relate to differences in the tax bases of assets and liabilities and their related financial reporting amounts resulting from the Merger, investment in mortgages, long-term debt and deferred financing costs, investment in U.S. Treasury Securities and partnership investments. The tax basis of investment in mortgages is approximately $70.3 million less than the financial statement basis as of December 31, 1993. The tax basis of long-term debt and deferred financing costs as of December 31, 1993 was approximately $15 million and $5 million, respectively, greater than the financial statement basis. The tax basis of investments in U.S. Treasury Securities, purchased in connection with the defeasance of long-term debt (see Note 11) and netted with the defeased long-term debt for financial statement purposes, is approximately $15 million greater than the financial statement basis as of December 31, 1993.

     As a result of the foregoing, the nature of the dividends for income tax purposes on a per share basis is as follows:

                             1991    1992    1993
                            ------  ------  ------
Ordinary income              $0.67   $0.75   $0.91
Long-term capital gains       0.41    0.33    0.21
Non-taxable dividend            --      --      --
                             -----   -----   -----
                             $1.08   $1.08   $1.12
                             =====   =====   =====

                                CRIIMI MAE INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    Summary of Quarterly Results of Operations (Unaudited)

      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1991, 1992 and 1993:

                                                          1991
                                                      Quarter ended
                                    March 31      June 30      September 30   December 31
                                  ------------  ------------   ------------   -----------
Income (principally mortgage
 investment income)                $14,041,084   $13,923,874   $12,920,425   $13,432,616
Net gain (loss) on mortgage
 dispositions                        3,952,314      (271,228)     (316,181)      682,981
Income before extra- ordinary
 item                                6,409,510     3,404,002     2,438,973     3,390,524
Extraordinary item                          --            --            --    (6,642,450)
Net income (loss)                    6,409,510     3,404,002     2,438,973    (3,251,926)
Net income (loss) per share                .32           .17           .12          (.16)

                                                          1992
                                                      Quarter ended
                                    March 31      June 30      September 30   December 31
                                  ------------  ------------   ------------   -----------
Income (principally mortgage
 investment income)                $12,601,668   $12,149,241   $13,123,895   $12,826,954
Net gain (loss) on mortgage
 dispositions                        5,311,633         9,708       487,507       (75,703)
Loss on investment in limited
 partnership                                --            --            --      (731,951)
Net income                           6,797,138     2,886,910     3,526,115     2,831,068
Net income per share                       .34           .14           .17           .14

                                CRIIMI MAE INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Summary of Quarterly Results of Operations (Unaudited) -
        Continued

                                                          1992
                                                      Quarter ended
                                    March 31      June 30      September 30   December 31
                                  ------------  ------------   ------------   -----------
Income (principally
 mortgage investment income)       $12,892,685   $12,912,261   $15,199,422   $15,445,887
Net gain on mortgage
 dispositions                        1,522,785       284,274       489,171     5,061,515
Net income                           4,431,388     3,490,212     3,800,643     4,035,262
Net income per share                       .22           .17           .19           .20

10.  Commercial Paper

     The following table shows commercial paper borrowing activity as of December 31, 1992 and 1993 and for the years then ended:

                                        As of December 31,
                                       1992           1993
                                   ------------   ------------
Amount borrowed                    $186,300,000    $95,306,000
Weighted average interest rate
  (including all borrowing and
   hedging costs)                          8.96%          7.84%

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Commercial Paper - Continued

                                         Year ended December 31,
                                          1992           1993
                                      ------------   ------------
Maximum amount outstanding            $186,300,000   $186,300,000
Average amount outstanding            $179,174,236   $133,563,678
Weighted average interest rate
 (including all borrowing and
 hedging costs)                               8.79%          8.25%

     In May 1991, CRIIMI MAE entered into an agreement to amend the Commercial Paper Facility (defined below) which increased the funds available for borrowings from $140.0 million to $190.0 million. As of December 31, 1992 and 1993, CRIIMI MAE had borrowed a total of approximately $186.3 million and $95.3 million, respectively.

     The base issuance rate for commercial paper issued under CRIIMI MAE's commercial paper facility (the Commercial Paper Facility) ranged from 3.20% to 4.45% during the year ended December 31, 1992 and 3.15% to 3.68% during the year ended December 31, 1993, and was 4.02% and 3.41% as of December 31, 1992 and 1993, respectively.

     CRIIMI MAE's Commercial Paper Facility provides for the issuance of commercial paper by CRI Funding Corporation, an unaffiliated special purpose corporation, which lends the proceeds from the issuance to CRIIMI MAE. If commercial paper is not issued, the special purpose corporation may meet its obligation to provide financing to CRIIMI MAE by borrowing at a rate of LIBOR plus 0.50% under a $140.0 million revolving credit facility which was established in connection with the Commercial Paper Facility.

     Borrowings pursuant to the Commercial Paper Facility are collateralized by a pledge of certain of CRIIMI MAE's Government Insured Multifamily Mortgages. The loan agreements contain numerous covenants which CRIIMI MAE must satisfy, including

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Commercial Paper - Continued

requirements that the fair value of collateral pledged must equal at least 110% of the amounts borrowed and that interest on the collateral pledged equal at least 120% of the debt service on the amounts borrowed. In addition, 60% of the Government Insured Multifamily Mortgages pledged as collateral must be GNMA-Mortgage Backed Securities. As of December 31, 1993, Government Insured Multifamily Mortgages held directly by CRIIMI MAE with a market value and face value of approximately $145.4 million and $139.7 million, respectively, were used as collateral pursuant to the Commercial Paper Facility.

     In February 1993, CRIIMI MAE entered into an agreement to replace a $190.0 million letter of credit which provided the credit enhancement for the Commercial Paper Facility and related revolving credit facility, with two letters of credit in the amount of $35.0 million and $155.0 million provided by National Australia Bank, Limited and Canadian Imperial Bank of Commerce (CIBC), respectively. In April 1993, the letter of credit provided by CIBC was reduced to $105.0 million. Subsequent to December 31, 1993, the special purpose corporation replaced borrowings under the Commercial Paper Facility with revolving credit loans. These revolving credit loans were scheduled to mature on January 28, 1994; however, the maturity date has been extended until February 28, 1994. CRIIMI MAE executed a Commitment Letter and Term Sheet for a revolving credit facility, dated November 24, 1993, to replace these agreements with a 30-month non-amortizing bank loan to be issued prior to the expiration date of the letter of credit agreements by lenders including the aforementioned bank group on terms substantially similar to the April 1993 Master Repurchase Agreements (defined below). While there is no assurance, CRIIMI MAE expects to close on such new revolving credit facility on or before February 28, 1994. If CRIIMI MAE is unable to consummate the loan by such date, the Adviser believes that it will be able to obtain a further extension of its existing revolving credit loans.

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Long-term debt

     The following table summarizes CRIIMI MAE's long-term debt as of December 31, 1992 and 1993:

                                                         As of December 31,
                                                         1992          1993
                                                     ------------  ------------
Master Repurchase Agreements                         $         --  $331,712,648
Bank Term Loan                                         61,668,480    52,026,400
                                                     ------------  ------------
  Total Long-Term Debt                               $ 61,668,480  $383,739,048
                                                     ============  ============

     CRIIMI MAE's long-term debt matures over the next three years as follows:

     1994                 $ 15,800,000
     1995                   15,800,000
     1996                  352,139,048
                          ------------
          Total           $383,739,048
                          ============

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Long-term debt - Continued

Master Repurchase Agreements
- ----------------------------
     On April 30, 1993, CRIIMI MAE entered into master repurchase agreements (the Master Repurchase Agreements) with Nomura Securities International, Inc. and Nomura Asset Capital Corporation (collectively, Nomura) which provide CRIIMI MAE with $350.0 million of available financing for a three-year term. CRIIMI MAE intends to seek renewal of the Master Repurchase Agreements upon expiration. Interest on such borrowings is based on the three-month LIBOR plus 0.75% or 0.50% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. For April through December 1993, the three-month LIBOR for these borrowings ranged from 3.18% to 3.50%. The value of the collateral pledged must equal at least 105% and 110% of the amounts borrowed for GNMA Mortgage-Backed Securities and FHA-Insured Loans, respectively. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities. As of December 31, 1993, mortgage investments directly owned by CRIIMI MAE which approximate $349.4 million at market value and $342.2 million at face value, were used as collateral pursuant to certain terms of the Master Repurchase Agreements. As of December 31, 1993, CRIIMI MAE's debt-to-equity ratio, excluding approximately $41.0 million of borrowings committed for investment in mortgages, was 2.2:1 and its debt-to-equity ratio, including such borrowings, was 2.4:1.

     As of December 31, 1993, CRIIMI MAE used approximately $281.7 million of the funds available under the Master Repurchase Agreements to acquire Government Insured Multifamily Mortgages and $50.0 million to repay a portion of borrowings under the Commercial Paper Facility. In addition, approximately $18.3 million of the balance of the funds available have been committed for investment in Government Insured Multifamily Mortgages or advances on Government Insured Construction Mortgages.

     On November 30, 1993, CRIIMI MAE entered into additional repurchase agreements with Nomura pursuant to which Nomura will

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Long-term debt - Continued

provide CRIIMI MAE with an additional $150.0 million of available financing for a three-year term. The agreements provide that the funding will be utilized to purchase FHA-Insured Loans and GNMA Mortgage-Backed Securities in the event of the successful completion of the Equity Offering (see Note 1). In that event, it is contemplated that CRIIMI MAE will borrow the full $150.0 million no earlier than the consummation of the Equity Offering, but no later than July 1, 1994. The terms of the $150.0 million financing arrangements are similar to the terms of the Master Repurchase Agreements entered into in April 1993.

Bank Term Loan
- --------------
     On October 23, 1991, CRIIMI MAE entered into a credit agreement with two banks for a reducing term loan facility (the Bank Term Loan) in an aggregate amount not to exceed $85.0 million, subject to certain terms and conditions. In December 1992, the credit agreement was amended to increase the reducing term loan by $15.0 million. The Bank Term Loan had an outstanding principal balance of approximately $61.7 million and $52.0 million as of December 31, 1992 and 1993, respectively. As of December 31, 1992 and 1993, the Bank Term Loan was secured by the value of 17,784,000 and 13,874,000 CRI Liquidating shares owned by CRIIMI MAE, respectively. As a result of principal payments on the Bank Term Loan in 1993, 750,000 of the 13,874,000 CRI Liquidating shares pledged as collateral were released in January 1994. The Bank Term Loan requires a quarterly principal payment based on the greater of the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing the Bank Term Loan or an amount to bring the Bank Term Loan to its scheduled outstanding balance at the end of such quarter. The minimum amount of annual principal payments is approximately $15.8 million, with any remaining amounts of the original $85.0 million of principal due in April 1996 and any remaining amounts of the $15.0 million of increased principal due in December 1996.

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Long-term debt - Continued

     The amended Bank Term Loan provides for an interest rate of 1.10% over three-month LIBOR plus an agent fee of 0.05% per year. During 1992 and 1993, three-month LIBOR for borrowings under the Bank Term Loan ranged from 3.44% to 4.50% and 3.19% to 3.59%, respectively.

     On December 31, 1991, with the $85.0 million from the Bank Term Loan and the debt service reserve account, CRIIMI MAE repurchased approximately $97.6 million and defeased the remaining $19.2 million of the outstanding notes issued pursuant to an Indenture dated November 28, 1989 (the Notes). CRIIMI MAE purchased approximately $21.6 million of U.S. Treasury Securities to fund the principal and interest due in accordance with the original payment schedule to defease the Notes which were not repurchased. As a result of this early extinguishment of debt, CRIIMI MAE recognized an extraordinary loss of approximately $6.6 million in the accompanying consolidated statements of income for the year ended December 31, 1991. All remaining costs associated with the Bank Term Loan have been included in deferred financing fees on the accompanying balance sheet and will be amortized using the effective interest method over the life of the Bank Term Loan. However, for tax purposes these deferred financing fees as well as the extraordinary loss have been capitalized and will be amortized over the term of the Bank Term Loan.

12.  Interest Rate Hedge Agreements

     CRIIMI MAE is subject to the risk that changes in interest rates could reduce Net Positive Spreads by increasing CRIIMI MAE's borrowing costs and/or decreasing the yield on its Government Insured Multifamily Mortgages. An increase in CRIIMI MAE borrowing costs could result from an increase in short-term interest rates. To partially limit the adverse effects of rising interest rates, CRIIMI MAE has entered into a series of interest rate hedging agreements in an aggregate notional amount approximately equal to all of its outstanding borrowings and commitments. To the extent CRIIMI MAE has not fully hedged its portfolio, in periods of rising interest rates CRIIMI MAE's

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Interest Rate Hedge Agreements - Continued

overall borrowing costs would increase with little or no overall increase in mortgage investment income, resulting in returns to shareholders that would be lower than those available if interest rates had remained unchanged.

     Borrowings by CRIIMI MAE generally are hedged by swap, cap or collar agreements. As of December 31, 1993, CRIIMI MAE had in place interest rate collars on the indices underlying borrowing rates for the Commercial Paper Facility (the CP Index) with an aggregate notional amount of $115 million, a weighted average floor of 8.55% and a weighted average cap of 10.37%. An interest rate collar limits the CP Index to a maximum interest rate and also enables CRIIMI MAE to receive the benefit of a decline in the CP Index to the floor of the collar for the period of the collar. To the extent that the CP Index increases, CRIIMI MAE's overall borrowing costs would not increase until the CP Index reaches the level of the floor of the collar. At that point, CRIIMI MAE's borrowing costs would increase as the CP Index increases but only until the CP Index reaches the maximum rate provided for by the collar.

     As of December 31, 1993, CRIIMI MAE had in place interest rate caps on the CP Index and LIBOR underlying borrowing rates for the Commercial Paper Facility and Master Repurchase Agreements. The caps based on the CP Index have an aggregate notional amount of $50 million with a weighted average cap of 8.73%. The caps based on LIBOR have an aggregate notional amount of $300 million with a weighted average cap of 6.23%. CRIIMI MAE also had an interest rate cap with a notional amount of approximately $63 million and a cap of 6.5% on the LIBOR underlying the Bank Term Loan. An interest rate cap effectively limits CRIIMI MAE's interest rate risk on floating rate borrowings by limiting the CP Index or LIBOR, as the case may be, to a maximum interest rate for the period of the cap. To the extent the CP Index or LIBOR decrease, CRIIMI MAE's borrowing costs would decrease under such caps. To the extent the CP Index or LIBOR increase, CRIIMI MAE's borrowing costs would increase but only until the CP Index or LIBOR reaches the maximum rate provided for by the cap. As of

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Interest Rate Hedge Agreements - Continued

December 31, 1993, certain cap agreements based on the three-month LIBOR with a notional amount of $300 million were between approximately 2.62% and 3.13% above the current three-month LIBOR.

     On December 1, 1993, CRIIMI MAE paid approximately $4.9 million to terminate an interest rate swap entered into on February 8, 1990 with a notional amount of $25 million and a fixed rate of 9.23%. The termination of this swap was effective December 1, 1993. The cost to terminate the interest rate swap was expensed in the accompanying consolidated statement of income for the year ended December 31, 1993 as the underlying debt under the Commercial Paper Facility being hedged was repaid. As of December 31, 1993, CRIIMI MAE had in place no swap agreements.

     Current interest rates are substantially lower than when CRIIMI MAE entered into $165 million of its existing interest rate hedging agreements. As of December 31, 1993, certain collar agreements based on the CP Index with a notional amount of $115 million carried minimum interest rates which were between approximately 5.0% and 5.4% above the current CP Index. Such hedging agreements expire in 1995. While there is no assurance that any new agreements will be made, the Adviser is actively exploring alternatives to replace these hedging agreements when they expire in order to capitalize on the current low interest rate environment.

     As a result of minimum interest rate levels associated with the swap agreement terminated in December, 1993 and the collar agreements which expire in 1995, CRIIMI MAE incurred additional interest expense of $4.3 million, $8.1 million and $8.6 million for the years ended December 31, 1991, 1992 and 1993, respectively, of which approximately $0.8 million, $1.3 million and $1.4 million, respectively, was attributable to the terminated swap agreement. The additional interest expense amounts also include amortization of approximately $0.1 million, $0.2 million and $0.6 million, respectively, related to up-front hedging costs.

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Interest Rate Hedge Agreements - Continued

     The following table sets forth information relating to CRIIMI MAE's hedging agreements with respect to borrowings under the Commercial Paper Facility and the Master Repurchase Agreements:

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Interest Rate Hedge Agreements - Continued

        Hedging            Notional
      Instrument            Amount       Effective Date       Maturity Date        Floor         Cap          Index(c)
- -------------------    --------------    --------------      ----------------      -------        -------     --------
Collar                 $ 30.0 million    March 7, 1990       March 7, 1995          8.375%        10.125%     CP
Collar                   20.0 million    March 30, 1990      March 30, 1995         8.375%        10.125%     CP
Collar                   30.0 million    July 8, 1990        February 8, 1995       8.625%        10.625%     CP
July 9, 1990
through
Accreting Collar         35.0 million    December 9, 1990    July 9, 1995           8.750%        10.500%     CP
Cap (a)                  25.0 million    May 24, 1991        May 24, 1996           N/A(a)         9.000%     CP
Cap                      25.0 million    June 17, 1991       June 17, 1996           N/A           8.450%     CP
Cap (b)                  50.0 million    June 25, 1993       June 25, 1998           N/A           6.50%      LIBOR
Cap (b)                  50.0 million    July 1, 1993        June 3, 1996            N/A           6.50%      LIBOR
Cap (b)                  50.0 million    July 20, 1993       July 20, 1998           N/A           6.25%      LIBOR
Cap (b)                  50.0 million    August 10, 1993     August 10, 1997         N/A           6.00%      LIBOR
Cap (b)                  50.0 million    August 27, 1993     August 27, 1997         N/A           6.125%     LIBOR
Cap (b)                  50.0 million    November 10, 1993   November 10, 1997       N/A           6.00%      LIBOR
                       --------------
                       $465.0 million
                       ==============

(a) On May 24, 1993, CRIIMI MAE and CIBC terminated the floor on this former collar. In consideration of such termination, CRIIMI MAE paid CIBC approximately $2.3 million. This amount was deferred on the accompanying consolidated balance sheet as the underlying debt being hedged is still outstanding. This amount will be amortized for the period from May 24, 1993 through May 24, 1996. CRIIMI MAE amortized approximately $0.5 million of this deferred amount in the accompanying consolidated statements of income for the year ended December 31, 1993.
(b) Approximately $4.5 million of costs were incurred in 1993 in connection with the establishment of interest rate hedges. These costs are being amortized using the effective interest method over the term of the interest rate hedge agreement for financial statement purposes and in accordance with the regulations under Internal Revenue Code Section 446 with respect to notional principal contracts for tax purposes.
(c) The hedges are based either on the 30-day Commercial Paper Composite Index (CP) or three-month LIBOR.

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Interest Rate Hedge Agreements - Continued

     In addition, CRIIMI MAE entered into an interest rate hedge agreement on the Bank Term Loan to cap LIBOR at 6.5% based on the expected paydown schedule and an incremental hedge of 10.5% on the difference between the required and expected paydown schedules. As of December 31, 1993, three-month LIBOR was approximately 3.13% below the 6.5% cap.

     CRIIMI MAE is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreements should interest rates exceed the caps. However, the Adviser does not anticipate nonperformance by any of the counterparties, each of which has long-term debt ratings of A or above by Standard and Poor's and A2 or above by Moody's.

13.  Treasury Stock

     On January 12, 1990, CRIIMI MAE commenced a cash tender offer (the Tender Offer) to repurchase and to hold in treasury up to 1,000,000 outstanding CRIIMI MAE shares at $9.50 per share. The offer expired at midnight on February 12, 1990. Pursuant to the Tender Offer, CRIIMI MAE purchased and holds in treasury 1,001,274 CRIIMI MAE shares at $9.50 per share which are shown at cost on the accompanying consolidated balance sheets. Such shares could be reissued for such purposes as, among others, the acquisition of other businesses and the distribution of stock dividends.

14.  Acquisition - AIM Funds Interest

     Effective March 1, 1991, CRIIMI MAE entered into a Purchase Agreement dated as of December 13, 1990 with Integrated and certain of its affiliates, and AIM Acquisition Corporation to acquire certain of the interests of Integrated and its affiliates in the AIM Funds sponsored by Integrated. On September 6, 1991, CRIIMI, Inc. acquired all of the general partnership interests in the AIM Funds for $23,342,591. In addition, CRIIMI MAE and CRI each invested $1,086,714 for an aggregate 20% limited partnership interest in a limited partnership which serves as the adviser to the AIM Funds. The remaining 80% of the adviser partnership is

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Interest Rate Hedge Agreements - Continued

owned by parties unrelated to CRIIMI MAE or CRI. The adviser partnership entered into subadvisory agreements with an affiliate of CRI under which such affiliate will perform certain services with respect to the mortgage portfolios of the AIM Funds. For its investment, CRIIMI, Inc. will receive the General Partner's share of income, loss and distributions (which ranges among the AIM Funds from 2.9%- 4.9%) from each fund and an affiliate of CRIIMI, Inc. will receive certain expense reimbursements. CRIIMI MAE is guaranteed an annual return on its investment in the adviser partnership, through the distributions it receives indirectly from the adviser partnership and a right of offset against amounts payable to its Adviser (see Note 3).

     Combined summarized financial information as of December 31, 1992 and 1993 and for the years ended December 31, 1991, 1992 and 1993 of the AIM Funds in which CRIIMI MAE's equity in the net income exceeds 10 percent of CRIIMI MAE's net income, is as follows:

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Combined Summarized Financial Information
                                  (Unaudited)

Balance Sheets As of December 31,              1992          1993
                                           ------------  ------------
Investment in mortgages (including
 mortgages held for disposition)           $551,945,077  $574,143,207
Cash and cash equivalents                    35,517,072    33,083,298
Receivables and other assets                 35,038,462    16,309,358
                                           ------------  ------------
  Total assets                             $622,500,611  $623,535,863
                                           ============  ============

Accounts payable                           $  5,558,778  $  4,320,381
Distributions payable                        10,932,331    16,140,188
Partners' equity                            606,009,502   603,075,294
                                           ------------  ------------
  Total liabilities and partners' equity   $622,500,611  $623,535,863
                                           ============  ============

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              Statements of Income

For the years ended December 31,            1991           1992           1993
                                        ------------    -----------    -----------
Income:
  Mortgage investment income            $ 47,564,646    $43,539,260    $50,675,275
  Other income                             4,110,858      4,399,554      2,381,912
                                        ------------    -----------    -----------
    Total income                          51,675,504     47,938,814     53,057,187
                                        ------------    -----------    -----------
Expenses:
  Management fees                          7,287,893      5,410,464      5,648,028
  Other expenses                           2,596,283      3,067,730      2,181,309
                                        ------------    -----------    -----------
    Total expenses                         9,884,176      8,478,194      7,829,337
                                        ------------    -----------    -----------

Income before mortgage dispositions       41,791,328     39,460,620     45,227,850

Gains from mortgage dispositions             801,083        148,955      3,422,500
Losses from mortgage dispositions        (13,005,766)    (2,510,571)    (2,034,941)
                                        ------------    -----------    -----------
Net income                              $ 29,586,645    $37,099,004    $46,615,409
                                        ============    ===========    ===========

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Settlement of Litigation

     On March 22, 1990, a complaint was filed, on behalf of a class comprised of certain limited partners of CRIIMI III and shareholders of CRIIMI II (the Plaintiffs), in the Circuit Court for Montgomery County, Maryland against CRIIMI MAE, CRI Liquidating, CRIIMI I and its general partner, CRIIMI II, CRIIMI III and its general partner, CRI and William B. Dockser, H. William Willoughby and Martin C. Schwartzberg (the Defendants). On November 18, 1993, the Court entered an order granting final approval of a settlement agreement between the Plaintiffs and the Defendants pursuant to which CRIIMI MAE will issue to class members, including certain former limited partners of CRIIMI I, up to 2.5 million warrants, exercisable for 18 months after issuance, to purchase shares of CRIIMI MAE common stock at an exercise price of $13.17 per share. In addition, the settlement included a payment of $1.4 million for settlement administration costs and the Plaintiff's attorneys' fees and expenses.
Insurance provided $1.15 million of the $1.4 million cash payment, with the balance paid by CRIIMI MAE. CRIIMI MAE accrued a total provision of $1.5 million in the accompanying consolidated statements of income for the uninsured portion of the cash settlement paid by CRIIMI MAE and for the estimated value of the warrants that are expected to be issued as part of the settlement. The number of warrants to be issued is dependent on the number of class members who submit a proof of claim within 60 days of January 14, 1994 (the date the proof of claim was mailed by CRIIMI MAE).

     The issuance of the warrants pursuant to the settlement agreement will have no impact on CRIIMI MAE's tax basis income. Depending upon the number of warrants issued, CRIIMI MAE will record in its financial statements a non-cash expense ranging from $0 (if no warrants are issued) to $5 million (if all 2.5 million warrants are issued). Based on the Adviser's estimate of the number of warrants to be issued, CRIIMI MAE has accrued a total provision of $1.5 million (which includes the uninsured portion of the cash settlement) in the accompanying consolidated statement of income for 1993, which provision may be increased or decreased once the actual number of warrants issued is known. The Adviser

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Settlement of Litigation - Continued

estimates that the final charge (after adjustments to the provision) to net income and the increase in the number of shares of common stock outstanding as a result of the exercise of the warrants will not have a material adverse effect on CRIIMI MAE's net income and net income per share. The exercise of the warrants will not result in a charge to CRIIMI MAE's tax basis income. Further, the Adviser believes that the exercise of the warrants will not have a material adverse effect on CRIIMI MAE's tax basis income per share or annualized cash dividends per share because CRIIMI MAE intends to invest the proceeds from any exercise of the warrants in accordance with its investment policy to purchase Government Insured Multifamily Mortgages and other authorized investments. However, in the case of a significant decline in the yield on mortgage investments and a significant decrease in the Net Positive Spread which CRIIMI MAE could achieve on its borrowings, the exercise of the warrants may have a dilutive effect on tax basis income per share and cash dividends per share. Receipt of the proceeds from the exercise of the warrants will increase CRIIMI MAE's shareholders' equity.

                                    Appendix
                                   CRIIMI MAE
              Schedule of Government Insured Multifamily Mortgages
                   (Excluding Mortgages Held for Disposition)
                            As of December 31, 1993
                                  (Unaudited)

                          Section
    No. of                 of the     Loan        Carrying      Face                Net                 Maturity   Put
Property Name/Location     Units      Act         Type      Value (Tax)            Value         Coupon  Date      Date
- ---------------------------------------------------------------------------------------------------------------------------
Alpine Ridge Apts.
  Flagstaff, AZ               194    221(d)4     FHA        $ 6,300,865.41    $ 6,396,338.49     9.680%   4/01/33  N/A
Americana Apts.
  Pasco, WA                   128    223(f)      GNMA         1,759,243.45      1,717,147.61     7.250%   6/15/28  N/A
Apple Valley Apts.
  Sherwood, AR                 50    223(f)      GNMA         1,936,503.65      1,895,861.63     7.250%   8/15/28  N/A
Arlington Townhouse
  Royal Oak, MI               148    223(f)      FHA          4,160,640.19      4,186,606.78     7.625%   6/01/28  N/A
Ashwood Apts.
  Midwest City, OK            157    232         GNMA         1,172,697.33      1,169,935.31    10.000%   3/15/20  N/A
Aspen Linwood Apts.
  Fort Lee, NJ                 86    223(f)      FHA          2,898,952.26      2,873,991.01     8.125%  10/01/27  N/A
Austin Hewitt
  Pulaski, TN                  45    232         FHA          1,079,197.25      1,079,197.25    10.500%   1/01/31  N/A
Bell Avenue
  Elk City, OK                 70    232         FHA          1,868,475.73      1,868,475.03    10.580%   9/01/31  N/A
Bellhaven Nursing
  Bellport, NY                240    232         GNMA        14,412,394.76     14,412,394.66    10.175%  12/15/31  N/A
Bentley Courts
  Columbia, SC                272    221(d)4     GNMA         6,878,785.21      6,929,950.14     9.750%   4/15/31  N/A
Bradford Place
  Suitland, MD                214    221(d)4     GNMA         5,576,987.23      5,544,371.28     8.000%   4/15/21  N/A
Briarwood Apts.
  Dallas, TX                   75    223(f)      GNMA         1,300,487.40      1,274,569.64    10.500%  12/15/22  N/A
Briarwood Gardens
  Salina, KS                   52    223(f)      GNMA           703,182.72        690,057.75     7.500%  11/15/23  N/A
Camelot Apts.
  Hamburg, NY                 174    223(f)      GNMA         3,620,394.44      3,521,913.16     7.375%   7/15/28  N/A
Cedar Ridge-Phase 2
  Charlotte, NC                96    223(f)      GNMA         2,632,447.81      2,640,700.00     7.000%   1/15/29  N/A

                                    Appendix
                                   CRIIMI MAE
              Schedule of Government Insured Multifamily Mortgages
             (Excluding Mortgages Held for Disposition)(Continued)
                            As of December 31, 1993
                                  (Unaudited)

                          Section
    No. of                 of the     Loan        Carrying      Face                Net                 Maturity   Put
Property Name/Location     Units      Act         Type      Value (Tax)            Value         Coupon  Date      Date
- ---------------------------------------------------------------------------------------------------------------------------
Charlesgate
  Providence, RI              200     223(d)      GNMA       $   498,797.42     $  496,465.85    10.550%  11/15/17  N/A
Chateau Cupertino
  Cupertino, CA               169     223(a)7     FHA         10,053,887.68      9,906,554.77     7.875%   8/01/28  N/A
Chesapeake Apts.
  Houston, TX                 320     223(f)      GNMA         5,320,858.40      5,170,784.68     7.625%   7/15/28  N/A
Coachlite Apts.
  Hamburg, NY                 110     223(f)      GNMA         2,439,425.32      2,373,068.69     7.375%   7/15/28  N/A
Community Residence
  Orchard Park, NY              7     232         GNMA           541,480.79        537,417.62    10.050%   8/15/15  N/A
Country Gable Apts.
  Glendale, AZ                139     223(f)      GNMA         2,804,020.09      2,797,073.55     7.500%   7/15/28  N/A
Country Place Apts.
  Houston, TX                 122     223(f)      GNMA         2,903,000.00      2,904,788.80     7.250%   6/15/18  N/A
Courtyard Plaza
  Portland, OR                151     221(d)4     GNMA         6,811,175.25      6,811,175.25     9.470%   9/15/32  N/A
Crosscreek Apts.
  Columbus, OH                 72     223(f)      FHA          1,447,095.95      1,447,095.95     8.950%   7/01/27  N/A
Dogwood Manor
  Charlotte, NC               120     223(d)      FHA            522,582.20        522,582.01     9.000%   8/01/30  N/A
Duck Creek Village
  Garland, TX                  84     223(f)      FHA          1,819,355.02      1,819,355.02     8.430%   2/01/28  N/A
El Dorado Apts.
  Tucson, AZ                   96     223(f)      GNMA         1,442,119.06      1,439,432.41     7.250%   9/15/28  N/A
Executive House
  Austin, TX                   98     223(f)      GNMA         2,014,338.90      1,971,153.94     7.375%   6/15/28  N/A
Fountain Plaza Apts.
  Tucson, AZ                  196     223(f)      GNMA         3,168,082.06      3,168,081.94     7.250%   8/15/28  N/A
Four Seasons - KS
  Emporia, KS                 198     223(f)      GNMA         3,444,160.83      3,388,424.87     7.250%   6/15/28  N/A
Foxhunt Apts.
  Kettering, OH               250     223(f)      FHA          4,579,234.27      4,601,790.30     8.900%   4/01/27  N/A

                                    Appendix
                                   CRIIMI MAE
              Schedule of Government Insured Multifamily Mortgages
             (Excluding Mortgages Held for Disposition)(Continued)
                            As of December 31, 1993
                                  (Unaudited)

                          Section
    No. of                 of the     Loan        Carrying      Face                Net                 Maturity   Put
Property Name/Location     Units      Act         Type      Value (Tax)            Value         Coupon  Date      Date
- ---------------------------------------------------------------------------------------------------------------------------
Gardenbrook Apts.
  Beaverton, OR               120      223(f)      GNMA       $ 2,162,853.34    $ 2,128,792.02     7.250%   7/15/28  N/A
Gateway Square
  Temple Hills, MD            297      223(f)      GNMA         5,147,136.67      5,118,556.23     9.500%   4/15/21  N/A
Good Acre
  Silver Spring, MD           156      223(f)      GNMA         1,619,184.50      1,610,194.38     9.500%   4/15/21  N/A
Guinn Nursing Home
  Jay, OK                      98      232         FHA          2,284,749.62      2,284,749.70    10.590%   12/1/31  N/A
Harborside
  East Chicago, IN            254      241         FHA          2,314,089.53      2,314,089.82    10.150%   2/01/19  N/A
Harrisburg Square
  Omaha, NE                   288      223(f)      GNMA         3,931,267.63      3,911,860.66     7.400%   6/15/28  N/A
Heritage Square
  Edinburgh, TX               100      223(f)      GNMA         2,015,627.40      1,990,885.30     7.650%   8/15/27  N/A
Heritage Village
  Freemont, CA                192      221(d)4     FHA         12,326,431.59     12,450,317.77     7.125%   7/01/27  N/A
Hidden Valley Apts.
  Northfield, MN              204      223(f)      FHA          4,495,218.66      4,494,101.43     7.400%   8/01/28  N/A
Highland Apts.
  St. Paul, MN                 46      223(f)      FHA            862,524.11        867,773.81     9.900%  10/01/21  N/A
Highland Park
  Okmulgee, OK                100      232         FHA          2,532,871.12      2,532,871.12    10.375%   1/01/31  N/A
Hillcrest Manor
  Winchester, KY              104      223(f)      GNMA         1,575,113.22      1,565,405.18     7.400%   6/15/28  N/A
Hunting Terrace
  Alexandria, VA              183      223(f)      GNMA         6,379,309.74      6,343,887.47     9.500%   4/15/21  N/A
Iverson Towers
  Baltimore, MD               260      223(f)      GNMA         2,613,853.65      2,619,286.80     9.500%   8/15/22  N/A
Kenilworth Towers
  Riverdale, MD               217      223(f)      GNMA         5,799,372.65      5,767,170.91     9.500%   4/15/21  N/A
Key Towers
  Alexandria, VA              140      223(f)      GNMA         6,287,202.93      6,218,398.90     8.250%   2/15/22  N/A

                                    Appendix
                                   CRIIMI MAE
              Schedule of Government Insured Multifamily Mortgages
             (Excluding Mortgages Held for Disposition)(Continued)
                            As of December 31, 1993
                                  (Unaudited)

                          Section
    No. of                 of the     Loan        Carrying      Face                Net                 Maturity   Put
Property Name/Location     Units      Act         Type      Value (Tax)            Value         Coupon  Date      Date
- ---------------------------------------------------------------------------------------------------------------------------
Kirkwood Apts.
  W. Hyattsville, MD          662      223(f)      GNMA        $7,567,408.08     $7,525,389.19     9.500%   4/15/21  N/A
Knightridge Manor
  Bloomington, IN             104      223(f)      GNMA         2,451,768.05      2,433,536.86     7.250%  12/15/28  N/A
Koh Apts.
  Seattle, WA                  30      223(f)      GNMA         1,051,768.16      1,051,768.18     8.000%   2/15/28  N/A
Kreekview Apts.
  Birmingham, AL              162      223(f)      GNMA         4,756,488.17      4,697,972.48     7.000%  10/15/28  N/A
Lake Country Manor
  Marietta, OK                 62      223(f)      FHA          1,133,356.50      1,150,138.32     9.920%   7/01/25  N/A
Lakeside Apts.
  East Chicago, IL            312      241         FHA          2,633,340.83      2,633,341.12    10.150%   2/01/26  N/A
Lancaster House
  Lancaster, CA               119      223(f)      GNMA         3,876,425.62      3,843,278.73    10.250%   1/15/09  N/A
Landsdowne
  Landover, MD                349      223(f)      GNMA         5,145,976.51      5,117,402.47     9.500%   4/15/21  N/A
Le Chateau Apts.
  Lake Charles, LA            200      221(d)4     GNMA         3,155,761.52      3,120,877.49     7.500%   7/15/28  N/A
LouAnn Terrace
  Crystal, MN                  70      223(f)      GNMA         1,441,719.07      1,420,510.40     7.250%  10/15/23  N/A
Majestic Oaks
  Gainsville, FL              172      223(d)      FHA            215,172.60        223,633.54     9.750%   3/01/20  N/A
Marion House Care
  Ocala, FL                   120      232         GNMA         4,945,493.30      4,885,440.74    10.500%   4/15/31  N/A
Northwood Nursing
  Bedford, NH                 147      232         FHA          7,457,645.48      7,457,645.58     9.930%   3/01/33  N/A
Oak Hills Nursing(a)
  Jones, OK                   160      232         FHA          3,934,424.29      3,934,424.28     9.375%   3/01/31  N/A
Oakwood Village
  Gretna, LA                  219      223(f)      GNMA         2,744,959.82      2,713,917.99     7.700%   8/15/28  N/A

                                    Appendix
                                   CRIIMI MAE
              Schedule of Government Insured Multifamily Mortgages
             (Excluding Mortgages Held for Disposition)(Continued)
                            As of December 31, 1993
                                  (Unaudited)

                          Section
    No. of                 of the     Loan        Carrying      Face                Net                 Maturity   Put
Property Name/Location     Units      Act         Type      Value (Tax)            Value         Coupon  Date      Date
- ---------------------------------------------------------------------------------------------------------------------------
Orchard Lane Apts.
  North Salt Lake, UT          54      223(f)      GNMA       $ 1,618,415.88    $ 1,590,757.89     7.750%   7/15/28  N/A
Park at City West
  Eden Prairie, MN            288      221(d)4     FHA          9,279,760.48      9,279,760.48     7.750%   2/01/27  N/A
Pecan Creek Apts.
  Tulsa, OK                    47      221(d)4     GNMA         1,023,420.48      1,023,420.48    10.020%   9/15/32  N/A
Pine Arbor Apts.
  Houston, TX                 111      223(f)      GNMA         1,234,031.24      1,220,403.20     7.625%   6/15/28  N/A
Plaza Apts.
  Salinas, CA                  62      241(f)      GNMA         1,302,599.42      1,309,063.17     7.750%  11/15/30  N/A
Plymouth Colony
  Plymouth, MN                126      223(f)      GNMA         2,382,968.42      2,353,765.05     7.625%   8/15/23  N/A
Prospect Gardens
  Bor. of Whitehall, PA       137      223(f)      FHA          1,916,130.27      1,891,288.90    10.000%   8/01/24  N/A
Quality Link
  Windsor, NC                  60      232         FHA          1,792,092.19      1,792,092.19    10.100%   6/01/31  N/A
Queens Park Plaza
  Hyattsville, MD              94      223(f)      GNMA         1,989,668.30      1,978,620.33     9.500%   4/15/21  N/A
Regent Apts.
  Brooklyn Park, MN           186      223(f)      GNMA         4,352,715.53      4,352,715.61     8.000%   1/15/27  N/A
San Jose Plaza Apts.
  Fresno, CA                  176      221(d)4     GNMA         6,329,514.06      6,268,039.99     7.125%   8/15/26  N/A
San Jose South
  San Jose, CA                583      223(f)      GNMA        30,249,792.63     29,978,521.52     7.250%  10/15/23  N/A
Scoth Pines Apts.
  Coralville, IA              112      223(f)      GNMA         1,524,143.19      1,518,241.18    10.000%  10/15/23  N/A
Security House Apts.
  Seattle, WA                 107      223(f)      GNMA         6,020,280.52      6,020,280.47     7.250%   6/15/28  N/A
Sheridan Village
  Olathe, KS                   82      223(f)      GNMA         1,271,015.63      1,275,000.00     7.000%   1/15/24  N/A
Sidney Square
  Pittsburgh, PA               12      232         FHA            491,496.00        489,414.08    10.500%   5/01/28  N/A

                                    Appendix
                                   CRIIMI MAE
              Schedule of Government Insured Multifamily Mortgages
             (Excluding Mortgages Held for Disposition)(Continued)
                            As of December 31, 1993
                                  (Unaudited)

                          Section
    No. of                 of the     Loan        Carrying      Face                Net                 Maturity   Put
Property Name/Location     Units      Act         Type      Value (Tax)            Value         Coupon  Date      Date
- ---------------------------------------------------------------------------------------------------------------------------
Silver Court
  Cherry Hill, NJ             228      223(f)      FHA        $10,189,604.68    $10,189,604.73     9.750%  10/01/32  N/A
Silver Oaks Apts.
  New Brighton, MN             96      223(f)      GNMA         2,145,008.87      2,090,871.72     7.375%   7/15/23  N/A
Somerset Park Apts.
  Troy, MI                    790      223(f)      GNMA        30,767,678.16     30,181,584.85     7.340%   7/15/28  N/A
Southbend Apts.
  Fitchburg, MA                36      223(f)      GNMA         1,271,109.69      1,265,500.00     7.250%   1/15/29  N/A
Southern Oaks
  Oklahoma City, OK           105      232         FHA          2,444,880.20      2,444,880.20    10.375%   1/01/31  N/A
Spring Glenn Apts.
  Vacaville, CA               176      221(d)4     GNMA         8,079,806.11      7,961,013.31     7.125%  11/15/26  N/A
Springtree Meadows
  Middleton, WI               128      223(f)      GNMA         3,682,893.37      3,646,626.22     7.375%   8/15/28  N/A
Stonewood Apts.
  Mooresville, NC              68      223(f)      GNMA         1,331,061.75      1,329,400.00     7.000%   1/15/29  N/A
Sun Valley Apts.
  Atlanta, GA                 322      223(f)      GNMA         5,119,767.69      5,099,924.92    10.000%   1/15/24  N/A
Sunset Apts.
  Pasco, WA                   120      223(f)      GNMA         2,233,251.97      2,179,816.83     7.250%   6/15/28  N/A
Sunset Village Apts.
  Flint, MI                   169      223(f)      FHA          3,005,611.37      3,005,611.35     7.370%  10/01/23  N/A
Sweetwater Cove
  Mapleton, GA                348      221(d)4     GNMA         7,676,487.55      7,572,842.66     7.000%   4/15/24  N/A
Tall Oaks Apts.
  Wichita, KS                 288      223(f)      GNMA         4,171,332.33      4,088,131.21     7.250%   7/15/28  N/A
The Meadows
  Lexington, KY               174      223(f)      GNMA         3,795,800.24      3,753,180.79    10.250%   1/15/23  N/A
The Poplars
  Saginaw, MI                 104      223(f)      GNMA         1,772,347.20      1,747,269.45     7.125%  12/15/23  N/A
Turtle Creek Apts.
  Houston, TX                  91      223(f)      GNMA         1,057,839.85      1,040,999.96     7.150%   9/15/28  N/A

                                    Appendix
                                   CRIIMI MAE
              Schedule of Government Insured Multifamily Mortgages
             (Excluding Mortgages Held for Disposition)(Continued)
                            As of December 31, 1993
                                  (Unaudited)

                          Section
    No. of                 of the     Loan        Carrying      Face                Net                 Maturity   Put
Property Name/Location     Units      Act         Type      Value (Tax)            Value         Coupon  Date      Date
- ---------------------------------------------------------------------------------------------------------------------------
Twin Oaks Personal
  N. Charleston, SC            60      232         GNMA      $ 2,064,959.05   $ 2,034,985.69    10.750%   3/15/26  N/A
University Manor
  Silver Spring, MD           136      223(f)      GNMA        3,014,963.58     2,983,602.41     7.375%   1/15/21  N/A
University Village
  San Bernadino, CA           197      221(d)4     GNMA        7,253,582.35     7,177,834.80     7.375%   7/15/28  N/A
Valencia Retirement
  Albuqueque, NY              139      223(d)      FHA           492,042.08       496,931.92     9.000%   7/01/27  N/A
Villa Sorrento Apts.
  Upland, CA                  289      223(f)      GNMA        7,274,774.69     7,221,037.00     7.500%   7/15/28  N/A
Wagnon Place
  Warren, AR                  133      232         GNMA        3,309,182.43     3,323,176.15     9.720%   5/15/32  N/A
Walden Pond
  Lynchburg, VA                36      223(f)      GNMA          983,933.47       974,243.15     7.500%   8/01/28  N/A
Water Dance Apts.
  Shelbyville, IN             169      223(f)      GNMA        4,852,756.47     4,785,120.81     7.125%   6/15/28  N/A
Whispering Hills
  Lexington, KY               135      223(f)      GNMA        2,716,891.05     2,716,891.05     8.600%   7/15/27  N/A
Williamstowne
  Cheekatowaga, NY            528      223(f)      GNMA       10,076,134.92    10,076,134.92     8.500%   4/15/21  N/A
Windsor South Apts.
  New Brighton, MN            135      223(f)      GNMA        1,811,300.02     1,793,500.73     7.375%   8/15/23  N/A
Woodcreek Apts.
  Fremont, CA                  96      221(d)4     FHA         4,358,070.10     4,401,860.88     7.125%  10/01/26  N/A
Woodsdale Apts.
  Abbington, MD               264      223(f)      GNMA        5,947,145.11     5,950,834.53     7.250%   5/15/28  N/A
Yorkshire Apts.
  Montgomery City, MD         228      223(f)      GNMA       15,270,752.63    15,195,002.61     7.000%   7/15/31  N/A
3146 Minnehaha
  Minneapolis, MN              17      223(f)      FHA           264,084.76       269,303.86     9.000%  12/01/21  N/A

                                    Appendix
                                   CRIIMI MAE
              Schedule of Government Insured Multifamily Mortgages
             (Excluding Mortgages Held for Disposition)(Continued)
                            As of December 31, 1993
                                  (Unaudited)

                          Section
    No. of                 of the     Loan        Carrying      Face                Net                 Maturity   Put
Property Name/Location     Units      Act         Type      Value (Tax)            Value         Coupon  Date      Date
- ---------------------------------------------------------------------------------------------------------------------------
46th Vincennes
  Chicago, IL                28        221(d)4       FHA           688,809.45        720,639.16     9.500%   4/01/31  N/A
  PERMANENT LOANS                      110(b)                 $452,871,289.87   $450,044,116.67
Bostonian Nursing
  Dorchester, MA            119        232           FHA        $3,273,817.64     $3,273,817.64     9.250%   3/01/34  N/A
Centralia Fireside
  Centralia, IL              98        232           FHA         2,886,339.40      2,886,339.40     9.750%  10/01/32  N/A
Centralia Friendship
  Centralia, IL              94        232           FHA         2,774,189.00      2,774,189.00     9.750%  11/01/32  N/A
Devlin Manor
  Cumberland, MD             82        232           FHA         5,373,008.83      5,400,008.88    10.000%  10/01/32  N/A
Eastgate Nursing
  East Providence, RI        76        232           FHA         1,763,746.30      1,763,746.30     9.250%   7/01/33  N/A
Elderberry Nursing
  Hayesville, NC             80        232           FHA         1,800,294.29      1,809,341.00     9.250%   5/01/33  N/A
Mentor Way Care
  Mentor, OH                150        232           FHA         1,568,235.02      1,568,235.02     8.400%   3/01/35  N/A
New Rochelle Manor
  New Rochelle, NY          250        232           FHA         5,430,963.10      5,451,405.88     9.720%   7/01/32  N/A
North Central Care
  Spokane, WA                99        232           GNMA        1,795,424.90      1,758,066.00     7.750%   2/15/35  N/A
Pleasant Bay
  Brewster, MA              135        232           FHA         1,375,304.02      1,361,687.15     9.250%   4/01/35  N/A
Regal Ridge Apts.
  Spokane, WA                97        221(d)4       FHA         1,090,086.08      1,090,086.08     8.125%   4/01/35  N/A
River Chase II Apts.
  Jackson, MS               120        221(d)4       FHA         1,233,052.44      1,220,844.00     8.000%   4/01/35  N/A
Riverview Health
  East Haven, CT            120        232           FHA         8,817,419.31      8,524,393.30     8.500%   6/01/34  N/A

                                    Appendix
                                   CRIIMI MAE
              Schedule of Government Insured Multifamily Mortgages
             (Excluding Mortgages Held for Disposition)(Continued)
                            As of December 31, 1993
                                  (Unaudited)

                          Section
    No. of                 of the     Loan        Carrying      Face                Net                 Maturity   Put
Property Name/Location     Units      Act         Type      Value (Tax)            Value         Coupon  Date      Date
- ---------------------------------------------------------------------------------------------------------------------------
Wingate @ Brighton
  Brighton, MA                123        232        FHA          3,737,921.01      3,700,911.90     8.550%  12/01/34  N/A
3801 Grand Board
  Des Moines, IA               73        232        FHA            959,404.79        941,169.63     8.000%  10/01/34  N/A
    CONSTRUCTION LOANS         15                             $ 43,879,206.13   $ 43,524,241.18
    TOTAL LOANS  125(b)                                       $496,750,496.00   $493,568,357.85

(a) Includes a supplemental note in the principal balance of $268,568 with a net coupon of 9.25% and a maturity date of July 1, 1996.

(b)  Excludes one Mortgage Held for Disposition.

                                    Appendix
                                CRI Liquidating
              Schedule of Government Insured Multifamily Mortgages
                   (Excluding Mortgages Held for Disposition)
                            As of December 31, 1993
                                  (Unaudited)

                          Section
    No. of                 of the  Loan      Carrying         Face                Net                 Maturity   Put
Property Name/Location     Units   Act         Type         Value (Tax)         Value         Coupon   Date      Date
- ---------------------------------------------------------------------------------------------------------------------------
Central Park Apts.
  Detroit, MI                  92  223(f)      GNMA        $1,316,892.13    $ 1,673,621.67   9.750%   5/15/22  N/A
Charles River E.
  Boston, MA                  152  236         FHA          2,146,214.52      2,993,956.27   6.875%   1/01/16  N/A
Cinnamon Run I
  Silver Spring, MD           288  221(d)4     FHA          7,917,301.27     10,536,916.79   7.430%  11/01/22  12/02
Cloverset Valley
  Kansas City, MO             258  221(d)4     FHA          7,397,051.35      9,944,417.90   7.430%   4/01/23   4/02
Colony Manor Apts.
  Goodlettsville, TN          112  221(d)4     FHA          2,164,017.70      3,077,034.16   7.430%  12/01/24  N/A
Crestwood Villas
  Birmingham, AL              270  221(d)4     FHA          4,661,914.19      6,702,549.50   7.430%   7/01/22   6/01
Crooked Creek Apts.
  Indianapolis, IN            216  221(d)4     FHA          4,678,602.59      6,292,047.66   7.430%   6/01/23   5/02
Dillerwood Apts.
  Bronx, NY                    75  207         FHA            632,173.87        726,005.42  11.110%   4/01/23  N/A
Festival Field
  Newport, RI                 204  236         FHA          2,114,447.73      2,941,441.27   6.875%   6/01/14  N/A
Firethorn I
  Indianapolis, IN            240  221(d)4     FHA          4,721,674.35      6,861,214.85   7.430%   9/01/23   9/02
Firethorn II Apts.
  Indianapolis, IN            160  221(d)4     FHA          3,218,860.87      3,963,622.18   9.680%   9/01/23  N/A
Fox Hill Apts.
  Hampton, VA                  96  236         FHA          1,251,617.79      1,784,219.35   6.850%   4/01/15  N/A
Gordon Terrace
  Chicago, IL                  96  207         FHA          3,201,613.52      4,172,453.48   7.500%   2/01/21  N/A
Grandview Plaza
  Great Falls, MT              97  236         FHA            764,977.76      1,058,127.00   6.930%   3/01/15  N/A

                                    Appendix
                                CRI Liquidating
              Schedule of Government Insured Multifamily Mortgages
             (Excluding Mortgages Held for Disposition) (Continued)
                            As of December 31, 1993
                                  (Unaudited)

                          Section
    No. of                 of the  Loan      Carrying       Face            Net                 Maturity   Put
Property Name/Location     Units   Act         Type       Value (Tax)      Value       Coupon   Date      Date
- ---------------------------------------------------------------------------------------------------------------------------
Hampton Gardens
  North Hampton, MA           207  236         FHA       2,803,281.75   3,901,558.07   6.875%   3/01/15  N/A
Havenside Terrace
  Sacramento, CA               38  221(d)4     FHA       1,086,308.98   1,523,410.67   7.430%   8/01/20  8/00
Holiday Park
  Garland, TX                 184  223(f)      GNMA      2,376,995.95   3,016,504.51   9.750%   9/15/22  N/A
Kingston Townhouses
  Essex, MD                   115  236         FHA       1,297,842.03   1,809,669.76   6.875%  11/01/15  N/A
Kulana Nani
  Kaneohe, HI                 160  236         FHA       2,181,481.24   3,001,580.40   6.930%   6/01/13  N/A
Lawyers Hill
  Ellicott City, MD            84  236         FHA         873,712.36   1,219,096.17   6.875%   2/01/16  N/A
Lincoln Disc. Pk.
  Sacramento, CA              128  221(d)4     FHA       2,782,721.95   3,930,814.29   7.430%   9/01/24  N/A
Los Robles Apts.
  Union City, CA              140  236         FHA       2,020,744.65   2,819,554.55   6.875%   2/01/16  N/A
Manassas Park
  Manassas Park, VA           166  236         FHA       2,543,856.76   3,542,169.31   6.875%   5/01/15  N/A
Meadows East
  Sparks, NV                  200  236         FHA       1,844,423.95   2,543,788.50   6.930%   3/01/14  N/A
Mountain View Apts.
  Camarillo, CA               106  221(d)4     FHA       2,359,582.32   3,301,219.85   7.430%  11/01/19  1/00
Northshore Woods
  Knoxville, TN               140  221(d)4     FHA       2,765,054.92   3,711,121.08   7.430%   7/01/22  3/03
Old Oak Apartments
  Little Rock, AR             112  221(d)4     FHA       2,620,402.08   3,247,150.24   7.430%   2/01/25  N/A
Parker House Apts.
  Detroit, MI                  36  221(d)4     FHA         303,649.53     373,683.92   9.680%  11/01/22  N/A

                                    Appendix
                                CRI Liquidating
              Schedule of Government Insured Multifamily Mortgages
             (Excluding Mortgages Held for Disposition) (Continued)
                            As of December 31, 1993
                                  (Unaudited)

                          Section
    No. of                 of the  Loan      Carrying       Face            Net                 Maturity   Put
Property Name/Location     Units   Act         Type       Value (Tax)      Value       Coupon   Date      Date
- ---------------------------------------------------------------------------------------------------------------------------
Parkview Apts.
  Great Falls, MT              84  236      FHA         656,950.00     901,418.38   6.930%   9/01/12  N/A
Pin Oak Village
  Oil City, PA                100  236      FHA       1,016,091.42   1,445,936.86   6.850%   5/01/15  N/A
Pleasant Greens
  Pleasanton, CA              131  236      FHA       1,985,538.24   2,756,168.16   6.930%   5/01/16  N/A
Pleasant Village
  Fresno, CA                  100  236      FHA         863,140.73   1,195,281.88   6.930%   8/01/15  N/A
Pleasantdale Apts.
  Doralville, GA              210  221(d)4  FHA       4,272,599.47   6,417,131.23   7.430%   9/01/24  N/A
Regency Manor
  Rutland, VT                 120  236      FHA       1,202,494.58   1,672,806.72   6.875%   9/01/13  N/A
Riverwood Apts.
  Milwaukee, WI                90  221(d)4  FHA       1,940,738.70   2,525,227.45   7.430%   1/01/22   8/00
Russell Square Apts.
  Phoenix City, AL            100  221(d)4  FHA       1,801,696.68   2,191,261.98   9.680%   2/01/25  N/A
Shelter Hill Apts.
  Mill Valley, CA              75  236      FHA       1,736,329.56   2,430,408.73   6.875%   5/01/17  N/A
Sleepy Hollow Apts.
  Madison, WI                 124  221(d)4  FHA       2,229,150.91   3,163,296.81   7.430%   5/01/21   5/01
Stonewood Village
  Madison, WI                 144  221(d)4  FHA       2,880,745.86   3,690,816.42   9.680%   2/01/25  N/A
Tanglewood Apts.
  Knoxville, TN               105  221(d)4  FHA       1,545,638.81   2,108,048.36   7.430%   9/01/20  11/01
The Willows
  Port Arthur, TX             168  221(d)4  FHA       3,078,491.17   3,744,811.82   9.680%   6/01/25  N/A
Timbercroft IV & V
  Reistertown, MD             279  236      FHA       3,577,946.18   4,859,022.32   7.600%  11/01/17  N/A
Turtle Creek Apts.
  Pontiac, MI                 125  221(d)4  FHA       3,069,519.47   3,778,504.79   7.430%   8/01/21  N/A

                                    Appendix
                                CRI Liquidating
              Schedule of Government Insured Multifamily Mortgages
             (Excluding Mortgages Held for Disposition) (Continued)
                            As of December 31, 1993
                                  (Unaudited)

                            Section
    No. of                   of the    Loan           Carrying            Face              Net                 Maturity   Put
Property Name/Location       Units     Act              Type            Value (Tax)        Value       Coupon     Date     Date
- -------------------------------------------------------------------------------------------------------------------------------
Villa de Mission
  Las Vegas, NV               226     221(d)4            FHA             5,794,308.42    7,611,407.87   7.430%   3/01/21  2/01
Wakefield Terrace
  St. Charles, MD             204     236                FHA             3,760,314.88    5,231,385.34   7.350%   4/01/20  N/A
Willow Creek
  Portage, IN                 130     236                FHA             1,576,526.97    2,192,065.10   6.875%  11/01/14  N/A
Willow Dayton II
  Chicago, IL                  87     220                FHA             3,286,727.94    4,187,903.93   9.680%   3/01/25  N/A
Willowcrest Prcl G
  Frederick, MD               204     221(d)4            FHA             3,064,373.67    4,397,817.38   7.430%   8/01/19  5/00
Windrush Apartments
  Decatur, GA                 202     221(d)4            FHA             4,649,155.96    6,751,322.29   7.430%   7/01/24  5/03
1120 North LaSalle
  Chicago, IL                 263     220                FHA             9,830,123.53   13,643,931.31   7.500%   9/01/22  N/A
441 Ocean Avenue
  Brooklyn, NY                207     223(f)             FHA               877,159.91    1,045,100.24   9.340%   1/01/25  N/A

    SUBTOTAL                          51(a)                            138,743,181.17  188,610,024.19

                                    Appendix
                                CRI Liquidating
              Schedule of Government Insured Multifamily Mortgages
             (Excluding Mortgages Held for Disposition) (Continued)
                            As of December 31, 1993
                                  (Unaudited)


The following Government Insured Multifamily Mortgages were sold by CRI Liquidating on February 10, 1994:

                           Section
        No. of             of the   Loan     Carrying                                                  Maturity    Put
Property Name/Location     Units    Act       Type         Value (Tax)       Face Value       Coupon    Date       Date
- -----------------------------------------------------------------------------------------------------------------------------------

Brookridge Twnhs 2
  Salisbury, MD            140     221(d)4     FHA        $3,189,003.96     $4,584,909.98    7.430%    7/01/22      2/02
Hidden Oaks II
  Albany, GA               112     221(d)4     FHA         1,854,739.48      2,604,962.66    7.430%   12/01/21      3/01
Hidden Valley Apts.
  Spring Township, PA      154     221(d)4     FHA         2,557,580.25      3,611,460.87    7.430%    5/01/19      2/00
Holly St. Tnhs 2
  Waldorf, MD               60     221(d)4     FHA         1,106,182.36      1,575,458.87    7.400%    2/01/21     10/00
Holly Stn Tnhs I
  Waldorf, MD              150     221(d)4     FHA         2,807,779.49      4,002,075.53    7.400%    6/01/21     12/00
The Glen
  Falls Church, VA         152     221(d)4     FHA         1,870,274.00      2,611,626.18    7.430%    4/01/19     11/99
The Tree House
  Schaumburg, IL           272     221(d)4     FHA         4,293,765.20      6,115,313.65    7.400%    2/01/21      4/01
Treehaven Apts.
  Summerville, SC           88     221(d)4     FHA           800,227.89      1,133,839.17    7.400%    2/01/20      2/00
Westwind Apts.
  Roseville, CA            126     221(d)4     FHA         2,520,472.09      3,596,688.11    7.400%   12/01/21      5/01
Windermere House
  Chicago, IL              220     221(d)4     FHA         6,085,988.39      8,006,545.94    7.430%    6/01/23      1/03

    SUBTOTAL                        10(a)                 27,086,013.11     37,842,880.96
                                ----------             ----------------   ---------------
    TOTAL LOANS                     61(a)               $165,829,194.28   $226,452,905.15
                                ==========             ================   ===============

(a)  Excludes two Mortgages Held for Disposition.

Directors and Executive Officers

- --------------------------------------------------------------------
                    CRIIMI MAE
      Name                 Position       Principal
                                          Occupation
- --------------------------------------------------------------------
William B. Dockser         Chairman                    Chairman of the
                           of the                      Board and
                           Board                       Shareholder-C.R.I., Inc.

H. William Willoughby      Director,                   President,
                           President                   Secretary,
                                                       Director and
                                                       and Secretary
                                                       Shareholder
                                                       - C.R.I.,
                                                       Inc.

Garrett G. Carlson, Sr.    Director                    Chairman of the
                                                       Board-SCA
                                                       Realty, Inc.;
                                                       President - Can American Realty
                                                       Corporation and Canadian Financial
                                                       Corporation

G. Richard Dunnells        Director                    Partner -
                                                       Holland & Knight

Robert F. Tardio           Director                    Chairman - The
                                                       Tardio
                                                       Corporation

Frederick J. Burchill      Executive                   Senior Vice
                           Vice                        President -
                           President                   C.R.I., Inc.

Jay R. Cohen               Executive                   C.R.I., Inc.
                           Vice President and
                           Senior Vice
                           President,
                           Mortgages -
                           Treasurer


Elizabeth O. Flanagan      Chief                       Vice President
                           Financial                   and Director of
                           Officer                     CRIIMI MAE
                                                       Special Projects

The Annual Report to the Securities and Exchange Commission on Form 10-K is available to Shareholders and may be obtained by writing:

Investor Services/CRIIMI MAE Inc.
C.R.I., Inc.
The CRI Building
11200 Rockville Pike
Rockville, Maryland  20852

CRIIMI MAE Inc. shares are traded on the New York Stock Exchange under the symbol CMM.