Form 10-K/A
period 1993-12-31
CRIIMI MAE INC
filed 1994-03-10
CIK 847322

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                               ---------------

                                 FORM 10-K/A



                     AMENDMENT TO APPLICATION OR REPORT
                FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                               CRIIMI MAE INC.
      -----------------------------------------------------------------
             (Exact name of registrant as specified in charter)



                               Amendment No.  1
                                            -----

   The undersigned registrant hereby amends the following items, financial statements, exhibits or other portion of its Annual Report on Form 10-K for the year ended December 31, 1993 as set forth in the pages attached hereto:

          Part II,  Item 5.           Market for the Registrant's Common Stock
                                      and Related Stockholder Matters

          Part II,  Item 6.           Selected Financial Data

          Part II,  Item 7.           Management's Discussion and Analysis of
                                      Financial Condition and Results of
                                      Operations

          Part II,  Item 8.           Consolidated Statements of Changes in
                                      Shareholders' Equity

          Part II, Item 10.           Directors and Executive Officers of the
                                      Registrant

          Part II, Item 14.           Notes 3, 4, 5, 8, 9, 12 and 14 to the
                                      Consolidated Financial Statements

          Appendix

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

                      DOCUMENTS INCORPORATED BY REFERENCE
    -----------------------------------------------------------------

      Form 10-K Parts                     Document
     ----------------                    ---------
      I, II, III and IV         1993 Annual Report to Shareholders
      III                       1994 Notice of Annual Meeting of
                                Shareholders and Proxy Statement

                                CRIIMI MAE INC.

                        1993 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                     PART I
                                     ------
                                                           Page
                                                           ----
Item 1.     Business.....................................  5
Item 2.     Properties...................................  5
Item 3.     Legal Proceedings............................  6
Item 4.     Submission of Matters to a Vote of
            Security Holders.............................  6

                                    PART II
                                    --------
Item 5.     Market for the Registrant's Common Stock
            and Related Stockholder Matters..............  6
Item 6.     Selected Financial Data......................  6
Item 7.     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations................................  6
Item 8.     Financial Statements and Supplementary Data..  6
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.......  6

                                    PART III
                                    --------
Item 10.     Directors and Executive Officers
             of the Registrant...........................  6
Item 11.     Executive Compensation......................  8
Item 12.     Security Ownership of Certain Beneficial
             Owners and Management.......................  8
Item 13.     Certain Relationships and Related
             Transactions................................  8

                                     PART IV
                                     -------
                                                           Page
                                                           ----
Item 14.    Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.........................  10

Signatures...............................................  17

Cross Reference Sheet....................................  19

Exhibit Index............................................  21

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
DATE                                       Robert F. Tardio
                                           Director

18a

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CRIIMI MAE INC.

March 9, 1994                            /s/ Elizabeth O. Flanagan
- ----------------------------             ----------------------------
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

                               CRIIMI MAE INC.

                        ANNUAL REPORT TO SHAREHOLDERS

CRIIMI MAE INC.
Selected Consolidated Financial Data

For the years ended
December 31,                 1989(a)       1990       1991     1992      1993
                             -------      -------   -------   -------   ------
                               (In thousands, except per share data)
TAX BASIS ACCOUNTING
Composition of dividends
 per share
  for income tax purposes:
  Ordinary income            $  0.93      $  0.82   $  0.67   $  0.75   $  0.81
  Capital gains                 0.02         0.26      0.41      0.33      0.31
  Non-taxable dividend          0.54           --        --        --        --
                             -------      -------   -------   -------   -------
      Total dividends per
       share                 $  1.49(b)   $  1.08   $  1.08   $  1.08   $  1.12
                             =======      =======   =======   =======   =======
Tax basis income             $26,987      $22,276   $22,037   $21,626   $23,015
                             =======      =======   =======   =======   =======
Tax basis income per share   $  1.31      $  1.10   $  1.09   $  1.07   $  1.14
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

CRIIMI MAE INC.
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

CRIIMI MAE INC.
Selected Consolidated Financial Data - Continued



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

CRIIMI MAE INC.
Selected Consolidated Financial Data - Continued

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

                                 1992
                      ---------------------------
                        Sales Price     Dividends
  Quarter Ended       High     Low      per Share
  -------------       -------  -------  ---------

  March 31,           $ 9 1/2  $ 8 7/8      $ .27
  June 30,              9 1/2    8 3/4        .27
  September 30,         9 7/8    9 3/8        .27
  December 31,         10        9 1/4        .27
                                            -----
                                            $1.08
                                            =====

                                 1993
                      ---------------------------
                        Sales Price     Dividends
  Quarter Ended       High     Low      per Share
  -------------       -------  -------  ---------
  March 31,           $11 1/4  $ 9 7/8      $ .28
  June 30,             11 5/8   10 3/4        .28
  September 30,        12 3/8   11 1/4        .28
  December 31,         12 5/8   11            .28
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

     Decreases in occupancy levels, rental rates or value of any property underlying a mortgage investment may result in the mortgagor being unable or unwilling to make required payments on the mortgage and thereby defaulting. The proceeds from the assignment (following a default) or prepayment of a Discount Mortgage Investment are expected to exceed the amortized cost of the investment. The proceeds from the assignment or prepayment of a Near Par or Premium Mortgage Investment may be slightly less than, the same as, or slightly more than, the amortized cost of the investment. The proceeds from the sale of any mortgage investment, whether a Discount Mortgage Investment or a Near Par or Premium Mortgage Investment may be less than, the same

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

as, or more than the amortized cost of the investment depending on interest rates at the time of sale.

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

     While it is not expected that CRIIMI MAE will sell any of its mortgage investments, CRI Liquidating's business plan calls for an orderly liquidation of approximately 25% of its December 31, 1993 portfolio balance per year through 1997. Therefore, to the extent mortgage investments are not otherwise disposed of, CRI Liquidating intends to sell such portion of its portfolio as is necessary to effect its liquidation plan.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

     Corporate Borrowings--The following table summarizes CRIIMI MAE's corporate borrowings as of December 31, 1993:

                                                     As of
                                               December 31, 1993
                                               -----------------
     Short-term debt:
       Commercial Paper Facility                  $ 95,306,000
                                                  ============

     Long-term debt:
       Master Repurchase Agreements               $331,712,648
       Bank Term Loan                               52,026,400
                                                  ------------
                                                  $383,739,048
                                                  ============
     Total Corporate Borrowings                   $479,045,048
                                                  ============

     CRIIMI MAE's long-term debt matures over the next three years as follows:

           1994                                   $ 15,800,000
           1995                                     15,800,000
           1996                                    352,139,048
                                                  ------------
           Total                                  $383,739,048
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

     In February 1993, CRIIMI MAE entered into an agreement to replace a $190.0 million letter of credit which provided the credit enhancement for the Commercial Paper Facility and related revolving credit facility, with two letters of credit in the amount of $35.0 million and $155.0 million provided by National Australia Bank, Limited and Canadian Imperial Bank of Commerce (CIBC), respectively. In April 1993, the letter of credit provided by CIBC was reduced to $105.0 million. Subsequent to December 31, 1993, the special purpose corporation replaced borrowings under the Commercial Paper Facility with revolving credit loans. These revolving credit loans matured on February 28, 1994. CRIIMI MAE entered into agreements for a revolving credit facility dated February 28, 1994, which replaced these letter of credit agreements with a 30-month non-amortizing bank loan by lenders including the aforementioned bank group on terms substantially similar to the April 1993 Master Repurchase Agreements.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

     The following table sets forth information relating to CRIIMI MAE's hedging agreements with respect to borrowings under the Commercial Paper Facility and Master Repurchase Agreements as of December 31, 1993:


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

Cash Flow--1993 versus 1992
- ---------------------------

     Net cash provided by operating activities increased for 1993 as compared to 1992 principally due to an increase in mortgage investment income. Also contributing to the increase in cash provided by operating activities was an increase in accounts payable and accrued expenses attributable to the accrued costs incurred by CRIIMI MAE with respect to its Equity Offering of common stock, as described below in "Other Events". Partially offsetting the increase in net cash provided by operating activities for 1993 was the payment of approximately $4.9 million to terminate an interest rate swap agreement and an increase in interest expense due primarily to mortgage acquisition activity in 1993 funded by proceeds from financings.

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

                                CRIIMI MAE INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the years ended December 31, 1991, 1992 and 1993

                                                        Net
                                                     Unrealized
                                                      Gains on
                                Common Stock          Mortgage      Additional                                       Total
                                           Par       Investments     Paid-in      Undistributed    Treasury       Shareholders'
                              Shares      Value     of Subsidiary    Capital       Net Income       Stock           Equity
                            ----------   --------   -------------  ------------   -------------   -----------     -------------
Balance, December 31,
 1990                       21,185,671   $211,857     $      --    $220,495,165   $          --   $(9,512,103)     $211,194,919

  Adjustment to amounts
   issued                         (845)        (9)           --               9              --            --                --
  Net income                        --         --            --              --       9,000,559            --         9,000,559
  Dividends of $0.45 per
   share                            --         --            --              --      (9,000,559)           --        (9,000,559)
  Return of capital of
   $0.63 per share                  --         --            --     (12,797,677)             --            --       (12,797,677)
                            ----------   --------     ---------    ------------   -------------   -----------      ------------
Balance, December 31,
 1991                       21,184,826    211,848            --     207,697,497              --    (9,512,103)      198,397,242

  Adjustment to amounts
   issued                          (19)        --            --              --              --            --                --
  Adjustment to minority
   interests in
   consolidated
   subsidiary for actual
   shares issued                    --         --            --         766,891              --            --           766,891
  Payment of dividends
   for prior years                  --         --            --        (298,331)             --            --          (298,331)
  Net income                        --         --            --              --      16,041,231            --        16,041,231
  Dividends of $0.79 per
   share                            --         --            --              --     (16,041,231)           --       (16,041,231)
  Return of capital of
   $0.29 per share                  --         --            --      (5,756,990)             --            --        (5,756,990)
                            ----------   --------     ---------    ------------   -------------   -----------      ------------
Balance, December 31,
 1992                       21,184,807    211,848            --     202,409,067              --    (9,512,103)      193,108,812

                                CRIIMI MAE INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the years ended December 31, 1991, 1992 and 1993

                                                        Net
                                                     Unrealized
                                                      Gains on
                                 Common Stock         Mortgage      Additional                                        Total
                                            Par      Investments     Paid-in      Undistributed      Treasury      Shareholders'
                                Shares     Value    of Subsidiary    Capital       Net Income         Stock           Equity
                              ----------  --------  -------------   ----------    -------------    -----------     -------------
Balance, December 31, 1992    21,184,807   211,848            --    202,409,067              --     (9,512,103)     193,108,812

  Net income                          --        --            --             --      15,757,505             --       15,757,505
  Dividends of $0.78 per
   share                              --        --            --             --     (15,757,505)            --      (15,757,505)
  Return of capital of $0.34
   per share                          --        --            --     (6,848,052)             --             --       (6,848,052)
  Net unrealized gains on
   mortgage investments of
   subsidiary                         --        --    29,028,019             --              --             --       29,028,019
                              ----------  --------   -----------   ------------    ------------    -----------     ------------
Balance, December 31, 1993    21,184,807  $211,848   $29,028,019   $195,561,015    $         --    $(9,512,103)    $215,288,779
                              ==========  ========   ===========   ============    ============    ===========     ============

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

      Detail of the CRI Liquidating Annual Fees for the years 1991, 1992 and 1993 is as follows:


                    For the year ended December 31, 1991


                 Cumulative       Actual           Annual Fees Paid
               Target/Annual    Cumulative       Annual       Deferred                              Cumulative
                   Yield          Yield        Component      Component      Total      Deferred     Deferred
               --------------  ------------  --------------  -----------  -----------  ----------  -----------
CRIIMI I               13.33%        13.53%      $  362,235   $181,118     $  543,353  $       --   $       --
CRIIMI II              11.66%         9.49%         690,925         --        690,925     230,308    1,531,062
CRIIMI III             10.89%         8.13%         297,818         --        297,818          --           --
                                                 ----------   --------     ----------  ----------   ----------
  Totals                                         $1,350,978   $181,118     $1,532,096  $  230,308   $1,531,062
                                                 ==========   ========     ==========  ==========   ==========

                      For the year ended December 31, 1992


                 Cumulative       Actual          Annual Fees Paid
               Target/Annual    Cumulative       Annual       Deferred                             Cumulative
                   Yield          Yield        Component      Component      Total      Deferred    Deferred
               --------------  ------------  --------------  -----------  -----------  ----------  ----------
CRIIMI I               13.33%        13.24%      $  344,090     $ 85,650   $  429,740    $ 86,395  $   86,395
CRIIMI II              11.66%         9.92%         540,204           --      540,204     180,068   1,711,130
CRIIMI III             10.89%         8.07%         244,465           --      244,465          --          --
                                              -------------  -----------   ----------  ----------  ----------
  Totals                                         $1,128,759     $ 85,650   $1,214,409    $266,463  $1,797,525
                                              =============  ===========   ==========  ==========  ==========


                      For the year ended December 31, 1993

                 Cumulative       Actual           Annual Fees Paid
               Target/Annual    Cumulative       Annual       Deferred                             Cumulative
                   Yield          Yield        Component      Component      Total      Deferred    Deferred
               --------------  ------------  --------------  -----------  -----------  ----------  ----------
CRIIMI I               13.33%        13.33%      $  314,595     $243,692   $  558,287    $     --  $       --
CRIIMI II              11.66%        10.05%         484,147           --      484,147     162,390   1,873,520
CRIIMI III             10.89%         8.05%         191,857           --      191,857          --          --
                                              -------------  -----------   ----------  ----------  ----------
  Totals                                         $  990,599     $243,692   $1,234,291    $162,390  $1,873,520
                                              =============  ===========   ==========  ==========  ==========

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

                                                      As of December 31, 1992              As of December 31, 1993
                                                 Amortized Cost          Fair Value     Amortized Cost     Fair Value
                                                 --------------        ------------     --------------   ------------
ASSETS
Investment in mortgages,
accounted for at amortized cost:
  Near par or premium                              $233,590,108        $242,313,168       $495,846,514   $505,578,030
  Discount                                          192,703,833         236,925,191            903,982      1,004,399
  Participating                                      22,024,884          22,817,941                 --             --
  Mortgages held for disposition                     24,644,408          27,238,771                 --             --
                                                   ------------        ------------       ------------   ------------
                                                    472,963,233         529,295,071        496,750,496    506,582,429
                                                   ------------        ------------       ------------   ------------
Investment in mortgages, accounted for
at fair value: (a)
  Near par or premium                                        --                  --        166,913,207    215,866,436
  Discount                                                   --                  --         16,983,594     17,647,797
  Mortgages held for disposition                             --                  --          9,594,024     11,326,356
                                                   ------------        ------------       ------------   ------------
                                                             --                  --        193,490,825    244,840,589
                                                   ------------        ------------       ------------   ------------
Cash and cash equivalents                             6,600,134           6,600,134         13,599,860     13,599,860

Accrued interest receivable                           4,493,957           4,493,957          5,702,667      5,702,667

LIABILITIES
Commercial paper                                   $186,300,000        $186,300,000       $ 95,306,000   $ 95,306,000

Long-term debt                                       61,668,480          61,668,480        383,739,048    383,739,048

Interest rate hedge agreements                          (56,158)         13,729,372         (4,113,713)     3,115,531

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

     Descriptions of the mortgage investments owned, directly or indirectly by CRIIMI MAE which exceed 3% of the total carrying amount of the consolidated mortgage investments as of December 31, 1993, summarized information regarding other mortgage investments and mortgage investment income earned in 1991, 1992 and 1993, including interest earned on the disposed mortgage investments, are as follows:

                                                                          Mortgage     Mortgage      Mortgage
                                              Carrying                   Investment   Investment    Investment
                              Face            Value of      Effective      Income       Income        Income       Final
                           Amount of         Mortgages       Interest      Earned       Earned        Earned      Maturity
                          Mortgages(B)      (A),(C),(D)        Rate        in 1991      in 1992       in 1993       Date
                        ----------------  ----------------  ----------  ------------  -----------  ------------  ----------
CRIIMI MAE
- ----------
FHA-Insured Loans
- -----------------
Discount
- --------
Other
  (2 mortgages)          $    944,273      $    903,982        10.25%-    $   91,607   $   93,629    $   93,335  March
                                                               10.49%                                            2020-
                                                                                                                 April
                                                                                                                 2031
Near Par or Premium
- -------------------
Other
  (30 mortgages)          109,082,188       108,938,710         7.35%-     2,329,772    3,420,128     6,101,481  February
                                                               11.00%                                            2019-
                                                                                                                 April
                                                                                                                 2033
Construction
    Loans (15)*            43,524,241        43,879,707         7.75%-     1,912,882    5,422,891     5,099,429  ***
- -------------                                                  10.00%

                                                                      Mortgage    Mortgage    Mortgage
                                         Carrying                    Investment  Investment  Investment
                           Face          Value of       Effective      Income      Income      Income        Final
                         Amount of       Mortgages      Interest       Earned      Earned      Earned       Maturity
     Complex Name       Mortgages(B)    (A),(C),(D)       Rate         in 1991     in 1992     in 1993        Date
     ------------       ------------    -----------     ---------    ----------  ----------  -----------  ------------
GNMA Mortgage-
Backed Securities
- -----------------
Near Par or Premium
- -------------------
San Jose South           29,978,522      30,249,793       7.66%              --          --       11,479  October 2023
Somerset Park            30,181,585      30,767,678       7.41%              --          --      734,515  July 2028
Other
  (76 mortgages)        279,857,549     282,010,626       7.11%-      8,128,480   8,305,277   14,782,468  August 2015-
                        -----------     -----------      10.94%       ---------   ---------   ----------  September 2032
Sub-Total
  CRIIMI MAE            493,568,358     496,750,496                  12,462,741  17,241,925   26,822,707
                        -----------     -----------                  ----------  ----------   ----------

CRI Liquidating
- ---------------
FHA-Insured Loans
- -----------------
Discount
- --------
Other
  (53 mortgages)        209,718,293     215,866,436       8.35%-     17,200,704  17,086,715   16,975,303  August 2012 -
                                                         12.48%                                           March 2025
Near Par or Premium
- -------------------
Other (6 mortgages)      12,044,486      12,806,520       9.22%-      1,195,239   1,187,778    1,179,560  December 2022 -
                                                         10.79%                                           June 2025


                                                                             Mortgage    Mortgage     Mortgage
                                                 Carrying                   Investment  Investment   Investment
                                    Face          Value of      Effective     Income      Income      Income       Final
                                 Amount of       Mortgages      Interest      Earned      Earned      Earned      Maturity
                                Mortgages(B)    (A),(C),(D)       Rate       in 1991     in 1992      in 1993       Date
                               --------------  --------------  -----------  ----------  ----------   ----------  ----------
GNMA Mortgage-
Backed Securities
- -----------------
Near Par or Premium
- -------------------
Other (2 mortgages)              4,690,126       4,841,277        10.14%-      464,621     462,392      459,925  May 2022 -
                               -----------     -----------        10.16%    ----------  ----------   ----------  September 2022
Sub-total CRI
  Liquidating                  226,452,905     233,514,233                  18,860,564  18,736,885   18,614,788
                               -----------     -----------                  ----------  ----------   ----------
Currently invested in
 mortgages                     720,021,263     730,264,729                  31,323,305  35,978,810   45,437,495

Less CRI Liquidating's share
 of mortgage interest
 relating to investment in
 limited partnerships
 accounted for under the
 equity method                                                                (919,755)   (972,704)    (308,093)

                                                                                        Mortgage      Mortgage     Mortgage
                                                            Carrying                   Investment    Investment   Investment
                                             Face           Value of       Effective     Income        Income       Income
                                           Amount of        Mortgages      Interest      Earned        Earned       Earned
                                         Mortgages(B)      (A),(C),(D)       Rate        in 1991       in 1992      in 1993
                                         ------------     ------------     ---------   -----------   -----------  -----------
Mortgage Dispositions:

    1991                                           --               --        9.42%-     4,946,994            --           --
                                                                             12.84%

    1992                                           --               --        9.48%-     3,930,147       979,109           --
                                                                             12.04%

    1993                                           --               --        8.00%-     9,102,925     9,041,910    4,241,328
                                                                             11.79%
Mortgages Held for Disposition:

    1993**                                         --               --        8.44%-       939,028       903,823      898,842
                                                                             12.00%
                                         ------------     ------------                 -----------   -----------  -----------
Investment in
  Mortgages                              $720,021,263     $730,264,729                 $49,322,644   $45,930,948  $50,269,572
                                         ============     ============                 ===========   ===========  ===========
Investment in
  Limited Partnerships                                    $    436,090                 $   623,876   $   600,852  $    43,605
                                                          ============                 ===========   ===========  ===========


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

(C) Reconciliations of the carrying amount of CRIIMI MAE's consolidated mortgage investments for the years ended December 31, 1992 and 1993 follow:

                                 For the year ended            For the year ended
                                  December 31, 1992             December 31, 1993
                             ---------------------------   ---------------------------
Balance at beginning of
 year                                       $446,702,752                  $448,318,825

Additions during year:
  Purchases                                   31,823,117                   312,654,818
  Amortization of discount                     1,271,288                     1,307,072
  Other                                          281,485                            --
  Net unrealized gains on
   mortgage investments of
   subsidiary                                         --                    51,349,764

Deductions during year:
  Principal payments         $  3,844,296                  $  4,527,816
  Mortgage dispositions:
    Mortgages                  44,421,242                    92,114,681
    Mortgages previously
     classified as held for
     disposition              (41,317,473)                  (24,579,884)
    Mortgages reclassified
     to held for
     disposition               24,786,149                    11,261,832
  Amortization of premium          25,603     31,759,817         41,305     83,365,750
                             ------------   ------------   ------------   ------------
Balance at end of year                      $448,318,825                  $730,264,729
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

     As a result of the foregoing, the nature of the dividends for income tax purposes on a per share basis is as follows:

                             1991    1992    1993
                            ------  ------  ------
Ordinary income              $0.67   $0.75   $0.81
Long-term capital gains       0.41    0.33    0.31
Non-taxable dividend            --      --      --
                             -----   -----   -----
                             $1.08   $1.08   $1.12
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

                                                          1993
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

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Interest Rate Hedge Agreements - Continued

     The following table sets forth information relating to CRIIMI MAE's hedging agreements with respect to borrowings under the Commercial Paper Facility and the Master Repurchase Agreements as of December 31, 1993:

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

14.  Acquisition - AIM Funds Interest

     Effective March 1, 1991, CRIIMI MAE entered into a Purchase Agreement dated as of December 13, 1990 with Integrated and certain of its affiliates, and AIM Acquisition Corporation to acquire certain of the interests of Integrated and its affiliates in the AIM Funds sponsored by Integrated. On September 6, 1991, CRIIMI, Inc. acquired all of the general partnership interests in the AIM Funds for $23,342,591. In addition, CRIIMI MAE and CRI each invested $1,086,714 for an aggregate 20% limited partnership interest in a limited partnership which serves as the adviser to the AIM Funds. The remaining 80% of the adviser partnership is

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Acquisition - AIM Funds Interest - Continued

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

14.  Acquisiton - AIM Funds Interest - Continued

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

14.  Acquisition - AIM Funds Interest - Continued

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

                                      Section
                           No. of      of the    Loan        Carrying            Face          Net      Maturity    Put
Property Name/Location     Units        Act      Type       Value (Tax)          Value        Coupon      Date      Date
- -----------------------------------------------------------------------------------------------------------------------------
46th Vincennes
  Chicago, IL                28        221(d)4    FHA          688,809.45        720,639.16    9.500%     4/01/31    N/A
                                                          ---------------   ---------------
  PERMANENT LOANS                      110(b)             $452,871,289.87   $450,044,116.67
                                                          ---------------   ---------------
Bostonian Nursing
  Dorchester, MA            119        232        FHA       $3,273,817.64     $3,273,817.64    9.250%     3/01/34    N/A
Centralia Fireside
  Centralia, IL              98        232        FHA        2,886,339.40      2,886,339.40    9.750%    10/01/32    N/A
Centralia Friendship
  Centralia, IL              94        232        FHA        2,774,189.00      2,774,189.00    9.750%    11/01/32    N/A
Devlin Manor
  Cumberland, MD             82        232        FHA        5,373,008.83      5,400,008.88   10.000%    10/01/32    N/A
Eastgate Nursing
  East Providence, RI        76        232        FHA        1,763,746.30      1,763,746.30    9.250%     7/01/33    N/A
Elderberry Nursing
  Hayesville, NC             80        232        FHA        1,800,294.29      1,809,341.00    9.250%     5/01/33    N/A
Mentor Way Care
  Mentor, OH                150        232        FHA        1,568,235.02      1,568,235.02    8.400%     3/01/35    N/A
New Rochelle Manor
  New Rochelle, NY          250        232        FHA        5,430,963.10      5,451,405.88    9.720%     7/01/32    N/A
North Central Care
  Spokane, WA                99        232        GNMA       1,795,424.90      1,758,066.00    7.750%     2/15/35    N/A
Pleasant Bay
  Brewster, MA              135        232        FHA        1,375,304.02      1,361,687.15    9.250%     4/01/35    N/A
Regal Ridge Apts.
  Spokane, WA                97        221(d)4    FHA        1,090,086.08      1,090,086.08    8.125%     4/01/35    N/A
River Chase II Apts.
  Jackson, MS               120        221(d)4    FHA        1,233,052.44      1,220,844.00    8.000%     4/01/35    N/A
Riverview Health
  East Haven, CT            120        232        FHA        8,817,419.31      8,524,393.30    8.500%     6/01/34    N/A

                                    Appendix
                                   CRIIMI MAE
              Schedule of Government Insured Multifamily Mortgages
             (Excluding Mortgages Held for Disposition)(Continued)
                            As of December 31, 1993
                                  (Unaudited)

                                     Section
                          No. of      of the      Loan           Carrying           Face           Net    Maturity    Put
Property Name/Location     Units       Act        Type          Value (Tax)        Value         Coupon    Date      Date
- ---------------------------------------------------------------------------------------------------------------------------
Wingate @ Brighton
  Brighton, MA                123        232        FHA          3,737,921.01      3,700,911.90   8.550%   12/01/34    N/A
3801 Grand Board
  Des Moines, IA               73        232        FHA            959,404.79        941,169.63   8.000%   10/01/34    N/A
                                                              ---------------   ---------------
    CONSTRUCTION LOANS         15                             $ 43,879,206.13   $ 43,524,241.18
                                                              ---------------   ---------------
               TOTAL LOANS    125(b)                          $496,750,496.00   $493,568,357.85
                                                              ===============   ===============

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

                                      Section
                           No. of      of the    Loan        Carrying            Face          Net      Maturity    Put
Property Name/Location     Units        Act      Type       Value (Tax)          Value        Coupon      Date      Date
- -----------------------------------------------------------------------------------------------------------------------------
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

                                      Section
                           No. of      of the    Loan        Carrying            Face          Net      Maturity    Put
Property Name/Location     Units        Act      Type       Value (Tax)          Value        Coupon      Date      Date
- -----------------------------------------------------------------------------------------------------------------------------
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

                                      Section
                           No. of      of the    Loan        Carrying            Face          Net      Maturity    Put
Property Name/Location     Units        Act      Type       Value (Tax)          Value        Coupon      Date      Date
- -----------------------------------------------------------------------------------------------------------------------------
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

                                     Section
                            No. of    of the            Loan             Carrying          Face          Net    Maturity   Put
Property Name/Location       Units     Act              Type            Value (Tax)        Value       Coupon     Date     Date
- -------------------------------------------------------------------------------------------------------------------------------
Villa de Mission
  Las Vegas, NV               226     221(d)4            FHA             5,794,308.42    7,611,407.87   7.430%   3/01/21  2/01
Wakefield Terrace
  St. Charles, MD             204     236                FHA             3,760,314.88    5,231,385.34   7.350%   4/01/20  N/A
Willow Creek
  Portage, IN                 130     236                FHA             1,576,526.97    2,192,065.10   6.875%  11/01/14  N/A
Willow Dayton II
  Chicago, IL                  87     220                FHA             3,286,727.94    4,187,903.93   9.680%   3/01/25  N/A
Willowcrest Prcl G
  Frederick, MD               204     221(d)4            FHA             3,064,373.67    4,397,817.38   7.430%   8/01/19  5/00
Windrush Apartments
  Decatur, GA                 202     221(d)4            FHA             4,649,155.96    6,751,322.29   7.430%   7/01/24  5/03
1120 North LaSalle
  Chicago, IL                 263     220                FHA             9,830,123.53   13,643,931.31   7.500%   9/01/22  N/A
441 Ocean Avenue
  Brooklyn, NY                207     223(f)             FHA               877,159.91    1,045,100.24   9.340%   1/01/25  N/A
                                                                       --------------  --------------
    SUBTOTAL                   51(a)                                   138,743,181.17  188,610,024.19
                                                                       --------------  --------------

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


The following Government Insured Multifamily Mortgages were sold by CRI Liquidating on February 10, 1994:

                                     Section
                            No. of    of the            Loan             Carrying          Face          Net    Maturity   Put
Property Name/Location       Units     Act              Type            Value (Tax)        Value       Coupon     Date     Date
- -------------------------------------------------------------------------------------------------------------------------------
Brookridge Twnhs 2
 Salisbury, MD                140    221(d)4            FHA           $3,189,003.96     $4,584,909.98   7.430%    7/01/22   2/02
Hidden Oaks II
 Albany, GA                   112    221(d)4            FHA            1,854,739.48      2,604,962.66   7.430%   12/01/21   3/01
Hidden Valley Apts.
 Spring Township, PA          154    221(d)4            FHA            2,557,580.25      3,611,460.87   7.430%    5/01/19   2/00
Holly St. Tnhs 2
 Waldorf, MD                   60    221(d)4            FHA            1,106,182.36      1,575,458.87   7.400%    2/01/21  10/00
Holly Stn Tnhs I
 Waldorf, MD                  150    221(d)4            FHA            2,807,779.49      4,002,075.53   7.400%    6/01/21  12/00
The Glen
 Falls Church, VA             152    221(d)4            FHA            1,870,274.00      2,611,626.18   7.430%    4/01/19  11/99
The Tree House
 Schaumburg, IL               272    221(d)4            FHA            4,293,765.20      6,115,313.65   7.400%    2/01/21   4/01
Treehaven Apts.
 Summerville, SC               88    221(d)4            FHA              800,227.89      1,133,839.17   7.400%    2/01/20   2/00
Westwind Apts.
 Roseville, CA                126    221(d)4            FHA            2,520,472.09      3,596,688.11   7.400%   12/01/21   5/01
Windermere House
 Chicago, IL                  220    221(d)4            FHA            6,085,988.39      8,006,545.94   7.430%    6/01/23   1/03
                                                                   ----------------   ---------------
   SUBTOTAL                    10(a)                                  27,086,013.11     37,842,880.96
                                                                   ----------------   ---------------
   TOTAL LOANS                 61(a)                               $ 165,829,194.28   $226,452,905.15
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

G. Richard Dunnells        Director                    Partner -
                                                       Holland & Knight

Robert F. Tardio           Director                    Chairman - The
                                                       Tardio
                                                       Corporation

Frederick J. Burchill      Executive                   Senior Vice
                           Vice                        President -
                           President                   C.R.I., Inc.

Jay R. Cohen               Executive                   Senior Vice
                           Vice President and          President,
                           Treasurer                   Mortgages -
                                                       C.R.I., Inc.

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