Form 10-Q
period 1994-03-31
CRIIMI MAE INC
filed 1994-05-16
CIK 847322

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                      Quarterly Report Under Section 13 OR 15(d)
                        of the Securities Exchange Act of 1934

          For the Quarter Ended       March 31, 1994
                                    ------------------
          Commission file number         1-10360
                                    ------------------

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

                                    (301) 468-9200
          -----------------------------------------------------------------
                 (Registrant's telephone number, including area code)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
          90 days.  Yes X   No

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                     Class                 Outstanding as of May 9, 1994
          ----------------------------  ----------------------------------
          Common Stock, $.01 par value                 25,183,533

                                   CRIIMI MAE INC.

                                  INDEX TO FORM 10-Q

                         FOR THE QUARTER ENDED MARCH 31, 1994



                                                                      Page
                                                                      ----
          PART I.   Financial Information (Unaudited)

          Item 1.   Financial Statements

                    Consolidated Balance Sheets - March 31, 1994
                      and December 31, 1993 . . . . . . . . . . .        3

                    Consolidated Statements of Income -
                      for the three months ended
                      March 31, 1994 and 1993 . . . . . . . . . .        5

                    Consolidated Statement of Changes in
                      Shareholders' Equity - for the three
                      months ended March 31, 1994 . . . . . . . .        6

                    Consolidated Statements of Cash Flows -
                      for the three months ended
                      March 31, 1994 and 1993 . . . . . . . . . .        7

                    Notes to Consolidated Financial
                      Statements  . . . . . . . . . . . . . . . .        10

          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations . . . .        24

          PART II.  Other Information

          Item 1.   Legal Proceedings . . . . . . . . . . . . . .        40

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        40

          Signature   . . . . . . . . . . . . . . . . . . . . . .        41

          PART I.   FINANCIAL INFORMATION
          ITEM 1.   FINANCIAL STATEMENTS

                                   CRIIMI MAE INC.
                             CONSOLIDATED BALANCE SHEETS
                                        ASSETS

                                              March 31,      December 31,
                                                1994             1993
                                             ------------    ------------
                                             (Unaudited)
          Investment in mortgages,
            at amortized cost, net
            of unamortized discount
            and premium                      $552,324,010    $496,750,496

          Investment in mortgages,
            at fair value                     182,181,362     244,840,589

          Investment in insured
            mortgage funds and
            advisory partnership               30,522,150      30,907,157

          Investment in limited
            partnerships                          318,345         436,090

          Cash and cash equivalents            47,630,797      13,599,860

          Receivables and other
            assets                              7,403,935       7,600,729

          Deferred financing costs,
            net of accumulated
            amortization of $7,689,272
            and $7,355,095, respectively       10,412,327       9,745,974

          Deferred costs, principally
            paid to related parties,
            net of accumulated
            amortization of $1,748,457
            and $1,870,587, respectively        4,005,944       4,820,135
                                             ------------    ------------
               Total assets                  $834,798,870    $808,701,030
                                             ============    ============

                     The accompanying notes are an integral part of these consolidated financial statements.

          PART I.   FINANCIAL INFORMATION
          ITEM 1.   FINANCIAL STATEMENTS

                                   CRIIMI MAE INC.
                             CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                              March 31,      December 31,
                                                1994             1993
                                             ------------    ------------
                                             (Unaudited)
          Liabilities:
            Commercial paper                 $         --    $ 95,306,000
            Long-term debt                    489,953,166     383,739,048
            Accounts payable and
              accrued expenses                  3,156,325       3,391,411
            Interest payable                    3,123,933       2,575,979
                                             ------------    ------------
               Total liabilities              496,233,424     485,012,438
                                             ------------    ------------
          Minority interests in
            consolidated subsidiary            81,808,606     108,399,813
                                             ------------    ------------
          Commitments and contingencies

          Shareholders' equity:
            Preferred stock                            --              --
            Common stock                          261,848         211,848
            Net unrealized gains on
              mortgage investments
              of subsidiary                    15,617,255      29,028,019
            Additional paid-in-capital        247,711,015     195,561,015
            Undistributed net income            2,678,825              --
                                             ------------    ------------
                                              266,268,943     224,800,882
            Less treasury stock, at cost -
              1,001,274 shares                 (9,512,103)     (9,512,103)
                                             ------------    ------------
               Total shareholders' equity     256,756,840     215,288,779
                                             ------------    ------------
               Total liabilities and
                 shareholders' equity
                                             $834,798,870    $808,701,030
                                             ============    ============

                     The accompanying notes are an integral part of these consolidated financial statements.




          PART I.   FINANCIAL INFORMATION
          ITEM 1.   FINANCIAL STATEMENTS

                                   CRIIMI MAE INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)


                                               For the three months ended

                                                       March 31,
                                                   1994          1993
                                               ------------  ------------
          Income:
            Mortgage investment income         $ 14,829,401  $ 11,394,545
            Income from investment in insured
              mortgage funds and advisory
              partnership                           610,871       578,670
            Other investment income                 533,072       804,516
            (Loss) income from investment in
              limited partnerships                  (54,372)      114,954
                                               ------------  ------------
                                                 15,918,972    12,892,685
                                               ------------  ------------
          Expenses:
            Interest expense                      8,519,451     5,998,267
            Annual fee to related party             691,212       611,594
            Incentive fee to related party          217,222        36,284
            General and administrative              847,456       594,296
            Professional fees                       214,070       135,325
            Mortgage servicing fees                 119,164        92,455
            Amortization of deferred costs           93,285        89,019
                                               ------------  ------------
                                                 10,701,860     7,557,240
                                               ------------  ------------
          Income before mortgage dispositions     5,217,112     5,335,445

          Mortgage dispositions:
            Gains                                11,826,341     2,061,270
            Losses                                 (199,145)     (538,485)
                                               ------------  ------------
          Income before minority interests       16,844,308     6,858,230

          Minority interests in net income
            of consolidated subsidiary           (6,862,258)   (2,426,842)
                                               ------------  ------------
          Net income                           $  9,982,050  $  4,431,388
                                               ============  ============
          Net income per share                 $        .47  $        .22
                                               ============  ============
          Weighted average shares outstanding,
            exclusive of shares held in
            treasury                             21,117,599    20,183,533
                                               ============  ============




                     The accompanying notes are an integral part of these consolidated financial statements.

    PART I.  FINANCIAL INFORMATION
    ITEM 1.  FINANCIAL STATEMENTS

                                                              CRIIMI MAE INC.

                                         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                 For the three months ended March 31, 1994

                                                                (Unaudited)

                                                                 Net
                                                              Unrealized
                                                               Gains on
                                                               Mortgage    Additional                                 Total

                                          Common Stock       Investments    Paid-In    Undistributed    Treasury   Shareholders'
                                      Shares     Par Value  of Subsidiary   Capital      Net Income      Stock        Equity
                                    ----------   ---------  ------------- ------------  ------------  -----------  -------------
    Balance, December 31, 1993      21,184,807   $ 211,848  $  29,028,019 $195,561,015  $         --  $(9,512,103) $ 215,288,779

      Net income                            --          --                          --
                                                                                           9,982,050           --
                                                                                                                       9,982,050

      Dividends of $0.29 per share          --          --             --           --    (7,303,225)          --     (7,303,225)

      Adjustment to net unrealized
        gains on mortgage investments
        of subsidiary due to
        mortgage dispositions               --          --     (6,946,899)          --            --           --     (6,946,899)

      Adjustment to net unrealized
        gains on mortgage investments
        of subsidiary due to market
        revaluation                         --          --     (6,463,865)          --            --           --     (6,463,865)

      Shares issued                  5,000,000      50,000             --   52,150,000            --           --     52,200,000
                                    ----------   ---------  --------------------------  ------------  -----------  -------------
    Balance, March 31, 1994         26,184,807   $ 261,848  $  15,617,255$ 247,711,015  $  2,678,825
                                                                                                      $(9,512,103) $ 256,756,840
                                    ==========   =========  ==========================  ============  ===========  =============
                                                The accompanying notes are an integral part
                                                of these consolidated financial statements.

    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS

                                                              CRIIMI MAE INC.
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (Unaudited)

                                                                                For the three months

                                                                                   ended March 31,
                                                                                 1994            1993
                                                                             ------------    ------------
    Cash flows from operating activities:
      Net income                                                             $  9,982,050    $  4,431,388
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Amortization of deferred costs                                             93,285          89,019
        Amortization of deferred financing costs                                1,022,854         671,688
        Amortization of deferred AIM acquisition costs                             61,589          56,132
        Mortgage discount amortization                                           (258,085)       (320,864)
        Mortgage premium amortization                                              20,590           6,770
        Other short-term investments premium amortization                              --       1,311,443
        Net gain on mortgage dispositions                                     (11,627,196)     (1,522,785)
        Equity losses (earnings) from investment in limited
          partnerships                                                             54,372        (114,954)
        Interest received under the equity method of accounting
          but treated as a reduction of investment in limited
          partnerships                                                                 --         192,054
        Minority interests in net income of consolidated subsidiary             6,862,258       2,426,842
        Changes in assets and liabilities:
          Decrease (increase) in receivables and other assets                     196,794        (975,882)
          (Decrease) increase in accounts payable and accrued expenses           (235,086)        296,822
          Increase (decrease)in interest payable                                  547,954        (329,440)
                                                                             ------------    ------------
            Net cash provided by operating activities                           6,721,379       6,218,233
                                                                             ------------    ------------

    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS

                                                              CRIIMI MAE INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                                (Unaudited)

                                                                                For the three months

                                                                                   ended March 31,
                                                                                 1994            1993
                                                                             ------------    ------------
    Cash flows from investing activities:
      Purchase of mortgages and advances on construction loans                (65,414,247)    (15,177,627)
      Purchase of other short-term investments                                         --    (103,630,578)
      Proceeds from mortgage dispositions                                      59,261,700      33,954,043
      Receipt of mortgage and other short-term investment
        principal from scheduled payments                                       1,382,039       1,161,393
      Receipt of principal from investment in insured mortgage funds              323,418          13,377
      Decrease in deferred costs                                                  720,906          56,966
      Annual return from investment in limited partnerships                        63,373          63,324
                                                                             ------------    ------------
            Net cash used in investing activities                              (3,662,811)    (83,559,102)
                                                                             ------------    ------------

    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS

                                                              CRIIMI MAE INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                                (Unaudited)

                                                                                For the three months

                                                                                   ended March 31,
                                                                                 1994            1993
                                                                             ------------    ------------
    Cash flows from financing activities:
      Proceeds from long-term debt                                            121,175,478      15,000,000
      Proceeds from short-term debt                                                    --      77,257,127
      Paydown of commercial paper                                             (95,306,000)     (1,411,329)
      Principal payments on long-term debt                                    (14,961,360)     (5,690,880)
      Payment of deferred financing costs                                      (1,689,207)       (135,000)
      Dividends (including non-taxable dividends) paid to
        shareholders, including minority interests                            (30,446,542)    (11,889,151)
      Gross proceeds from shares issuance                                      56,250,000              --
      Payment of offering costs                                                (4,050,000)             --
      Reimbursement of dividends from prior years                                      --          20,764
                                                                             ------------    ------------
            Net cash provided by financing activities                          30,972,369      73,151,531
                                                                             ------------    ------------
    Net increase (decrease) in cash and cash equivalents                       34,030,937      (4,189,338)

    Cash and cash equivalents, beginning of period                             13,599,860       6,600,134
                                                                             ------------    ------------
    Cash and cash equivalents, end of period                                 $ 47,630,797    $  2,410,796
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

                                     (Unaudited)


          1.   ORGANIZATION

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

               In March 1994, CRIIMI MAE completed its public offering of an additional five million shares of common stock at a price to the public of $11.25 per share (the Equity Offering). The net proceeds of the Equity Offering totaled approximately $52 million, which CRIIMI MAE used primarily to acquire Government Insured Multifamily Mortgages. As a result of the Equity Offering, the number of CRIIMI MAE's common shares outstanding increased to 25,183,533. The costs of the Equity Offering, including professional fees, filing fees, printing costs and other items, approximated $.7 million. Additionally, underwriting fees in an amount which approximated 6.0% of the gross offering proceeds were incurred.

          2.   BASIS OF PRESENTATION

               In the opinion of the Adviser, the accompanying unaudited consolidated financial statements of CRIIMI MAE, CRI Liquidating and CRIIMI, Inc. (a wholly owned subsidiary of CRIIMI MAE formed in 1991) contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated financial position of CRIIMI MAE, CRI Liquidating and CRIIMI, Inc. as of March 31, 1994 and December 31, 1993 and the consolidated results of their operations and cash flows for the three months ended March 31, 1994 and 1993.

               These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Adviser believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CRIIMI MAE's Annual Report filed on Form 10-K for the year ended December 31, 1993.

          3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Reclassification
          ----------------
               Certain amounts in the financial statements as of December 31, 1993 and for the three months ended March 31, 1993 have been reclassified to conform to the 1994 presentation.

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)


          4.   INVESTMENT IN MORTGAGES

               As of March 31, 1994 and December 31, 1993, CRIIMI MAE owned, directly or indirectly, 189 Government Insured Multifamily Mortgages (51 and 63, respectively, of which were owned by CRI Liquidating). During the three months ended March 31, 1994, CRIIMI MAE directly acquired 15 Government Insured Multifamily Mortgages with an aggregate purchase price of approximately $56.3 million at purchase prices ranging from $.7 million to $14.1 million, with a weighted average effective interest rate of approximately 7.6% and a weighted average remaining term of approximately 30.6 years. In addition, during the three months ended March 31, 1994, CRIIMI MAE funded cumulative advances of approximately $9.1 million on Government Insured Construction Mortgages with a weighted average effective interest rate of approximately 8.5%. As of March 31, 1994, CRIIMI MAE had committed to make additional advances on Government Insured Construction Mortgages and/or acquire Government Insured Multifamily Mortgages of approximately $167.8 million.

                              CRIIMI MAE INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

    4.   INVESTMENT IN MORTGAGES - Continued

    The following table summarizes the disposition of 15 Government Insured Multifamily Mortgages which occurred during the three months ended March 31, 1994:

                                                                                                  Financial
                                                                                                  Statement         Tax Basis
                                Date of            Type of           Amortized         Net       (Loss)/Gain       (Loss)/Gain
         Complex Name
                              Disposition        Disposition            Cost        Proceeds    Recognized(e)     Recognized(a)
    ----------------------   --------------   -----------------    ------------   ------------  -------------     -------------
    Broadview Apts.(b)        January 1994       Prepayment        $  1,711,894   $  1,711,894   $         --(c)   $    (16,279)
    Lancaster House(b)        February 1994      Prepayment           3,876,426      3,800,998        (75,428)          (50,381)
    Sun Valley Apts.(b)       February 1994      Prepayment           5,119,768      5,042,692        (77,076)          (42,555)
    Windermere House          February 1994        Sale               5,896,761      8,162,613      2,265,852(d)      2,090,613(d)
    Hidden Oaks II            February 1994        Sale               1,797,170      2,637,817        840,647(d)        788,102(d)
    The Glen                  February 1994        Sale               1,812,491      2,650,555        838,064(d)        785,586(d)
    Timberlake Apts.          February 1994   Sale of Defaulted       3,465,881      4,502,330      1,036,449         1,450,746
                                                Mortgage
    Lincoln Countrywood Apts. February 1994   Sale of Defaulted       4,366,310      5,016,993        650,683         1,165,582
                                                Mortgage
    Holly Station Tnhs. I     February 1994        Sale               3,176,619      4,184,314      1,007,695         1,383,970
    Brookridge Tnhs. II       February 1994        Sale               3,610,280      4,800,987      1,190,707         1,620,669
    Westwind Apts.            February 1994        Sale               2,852,351      3,762,095        909,744         1,246,792
    The Tree House            February 1994        Sale               4,856,892      6,393,906      1,537,014         2,112,243
    Hidden Valley Apts.       February 1994        Sale               2,889,715      3,765,154        875,439         1,213,288
    Treehaven Apts.           February 1994        Sale                 904,047      1,183,758        279,711           387,159
    Holly Station Tnhs. II    February 1994        Sale               1,251,258      1,645,594        394,336           543,911
                                                                   ------------   ------------   ------------      ------------
                                                                   $ 47,587,863   $ 59,261,700   $ 11,673,837      $ 14,679,446
                                                                   ============   ============   ============      ============
    (a)  Tax basis income is the basis used for determining dividends.
    (b)  Represents the disposition of a CRIIMI MAE Government Insured Multifamily Mortgage.  All other dispositions were CRI Liquidating mortgage investments.
    (c)  A loan loss in the amount of $27,918 was recognized for the year ended December 31, 1993.
    (d)  Net of aggregate incentive fees of $394,812.
    (e)  Under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and
         Equity Securities" (SFAS 115), realized gains and losses for Government Insured Multifamily Mortgages classified as Available for Sale and/or Held to Maturity are calculated based on amortized cost.

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

          4.   INVESTMENT IN MORTGAGES - Continued

               Additionally, during the three months ended March 31, 1994, CRIIMI MAE negotiated a reduction in the net stated interest rates ranging from 9.75% to 10.75% to competitive net stated interest rates ranging from 7.625% to 8.625% of seven Government Insured Multifamily Mortgages, with an aggregate face value of approximately $32.8 million as of March 31, 1994. As a result of these refinancings, CRIIMI MAE recognized additional aggregate financial statement and tax basis losses of $46,641 during the three months ended March 31, 1994. In addition, as of March 31, 1994, the Adviser was negotiating the refinancing of two additional Government Insured Multifamily Mortgages with an aggregate face value of approximately $7.4 million, which, if completed, is anticipated to result in aggregate financial statement and tax basis net gains of approximately $9,500.

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

    4.   INVESTMENT IN MORTGAGES - Continued

         As of March 31, 1994, CRIIMI MAE and/or CRI Liquidating have/has elected to assign to the United States Department of Housing and Urban Development (HUD) the following Government Insured Multifamily Mortgages, which were included in Investment in Mortgages at fair value:

                                                         Anticipated   Anticipated
                                                          Financial         Tax
                                          Net Carrying    Statement        Basis
          Complex Name                      Value(b)    (Loss)/Gain    Gain/(Loss)
    ----------------------------------    ------------  ------------   ------------
    Booker Gardens Apts. (9%)             $     31,508
                                                        $     (3,815)
                                                                       $      2,733
    Turtle Creek Apts.                       3,733,886       239,347        642,706
    Providence Apts. (9%)(a)                    33,016         4,562          4,562
                                          ------------  ------------   ------------
                                          $  3,798,410  $    240,094   $    650,001
                                          ============  ============   ============

    (a)   Represents a CRIIMI MAE Government Insured Multifamily Mortgage.  All others are CRI Liquidating mortgage investments.
    (b)   In connection with CRIIMI MAE's and CRI Liquidating's implementation of SFAS 115, all Government Insured
          Multifamily Mortgages which CRIIMI MAE and/or CRI Liquidating have/has elected to assign to HUD are considered
          Available for Sale and are recorded at fair value.

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

    4.   INVESTMENT IN MORTGAGES - Continued

         In connection with CRIIMI MAE's and CRI Liquidating's implementation of SFAS 115, all of CRI Liquidating's Government Insured Multifamily Mortgages and CRIIMI MAE's Government Insured Multifamily Mortgages which CRIIMI MAE has elected to assign to HUD (as discussed above) are recorded at fair value, as estimated below, as of March 31, 1994 and December 31, 1993; however, CRIIMI MAE's Investment in Mortgages continues to be recorded at amortized cost. The difference between the amortized cost and the fair value of CRI Liquidating's Government Insured Multifamily Mortgages represents the net unrealized gains on such Government Insured Multifamily Mortgages. CRIIMI MAE's share of the net unrealized gains on CRI Liquidating's Government Insured Multifamily Mortgages is reported as a separate component of shareholders' equity.

         The fair value of the Government Insured Multifamily
    Mortgages was based on quoted market prices.


                                              As of March 31, 1994
                                                                           As of December 31, 1993
                                            Amortized         Fair        Amortized        Fair
                                               Cost           Value          Cost          Value
                                           ------------   ------------   ------------   ------------
    Investment in mortgages, accounted
      for at amortized cost                $552,324,010   $540,224,693   $496,750,496   $506,582,429
                                           ============   ============   ============   ============

    Investment in mortgages, accounted
      for at fair value                    $154,554,872   $182,181,362   $193,490,825   $244,840,589
                                           ============   ============   ============   ============

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)


          5.   RECONCILIATION OF FINANCIAL STATEMENT NET INCOME TO TAX
                 BASIS INCOME

               On an annual basis, CRIIMI MAE expects to pay to its share-holders quarterly cash dividends equal to virtually all of its tax basis income (see Note 6).

               Reconciliations of the financial statement net income to the tax basis income for the three months ended March 31, 1994 and 1993 are as follows:


                                               For the three months ended

                                                        March 31,
                                                  1994           1993
                                              ------------   ------------
          Financial statement net income
            applicable to CRIIMI MAE
                                              $  9,982,050   $  4,431,388
            Adjustment due to accounting
              for subsidiary as a pooling
              for financial statement purposes
              and a purchase for tax purposes    1,802,458      1,234,840
            Income from investment in insured
              mortgage funds and advisory
              partnership                          (16,509)        25,033
            Mortgage dispositions                   43,289         83,221
            Interest income-U.S. Treasuries        223,669        249,680
            Interest expense-defeased notes       (317,576)      (365,729)
            Interest expense-amortization
              of deferred financing costs           58,682        (84,926)
            Nondeductible expense:
              Interest expense-write-off of
                deferred financing costs           938,435             --
              Other                                 (5,299)        (2,050)
                                              ------------   ------------
          Tax basis income                    $ 12,709,199   $  5,571,457
                                              ============   ============
          Tax basis income per share          $        .50   $        .28
                                              ============   ============

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)


          6.   DIVIDENDS TO SHAREHOLDERS

               For the three months ended March 31, 1994, dividends of $0.29 per share were paid on March 31, 1994 to shareholders of record on March 24, 1994.

          7.   TRANSACTIONS WITH RELATED PARTIES

               Below is a summary of amounts paid or accrued to related parties during the three months ended March 31, 1994 and 1993:

            Amounts Paid or Accrued to Related Parties:
            ------------------------------------------

                                            For the three months ended

                                                     March 31,
                                               1994           1993
                                            -----------    -----------
          Payments to the Adviser:
          -----------------------
          Annual fee-CRIIMI MAE(a)(i)       $   496,711    $   221,797
          Annual fee-CRI Liquidating(a)         194,501(g)     389,797(g)
          Incentive fee-CRIIMI MAE (a)          217,222         36,284(h)
          Incentive fee-CRI Liquidating(f)      394,812        201,876
          Mortgage selection fees-
            CRIIMI MAE(b)                       103,566             --
                                            -----------    -----------
                 Total                      $ 1,406,812    $   849,754
                                            ===========    ===========
          Payments to CRI:
          ---------------
          Expense reimbursement -
            CRIIMI MAE (c)                  $   355,654    $   141,326
          Expense reimbursement -
            CRI Liquidating (c)                  76,086         78,703
                                            -----------    -----------
                 Total                      $   431,740    $   220,029
                                            ===========    ===========
          Amounts Received or Accrued from
            Related Parties:
            ---------------
            CRIIMI, Inc.
              Income (d)                    $   497,460    $   459,802
              Return of capital (e)             323,418         13,377
                                            -----------    -----------
                 Total                      $   820,878    $   473,179
                                            ===========    ===========
            CRI/AIM Investment Limited
              Partnership(d)(i)             $   175,000    $   175,000


                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

          7.   TRANSACTIONS WITH RELATED PARTIES - Continued

          (a) Included in the accompanying consolidated statements of income.
          (b) Included as deferred costs on the accompanying consolidated balance sheets.
          (c) Included as general and administrative expenses on the accompanying consolidated statements of income.
          (d) Included as income from investment in insured mortgage funds and advisory partnership, before amortization, on the accompanying consolidated statements of income.
          (e) Included as a reduction of investment in insured mortgage funds and advisory partnership on the accompanying consolidated balance sheets.
          (f) Netted from gains on mortgage dispositions on the accompanying consolidated statements of income.
          (g) As a result of reaching the Carryover CRIIMI I Target Yield during the first quarter of 1994 and 1993, CRI Liquidating paid deferred annual fees of $31,279 and $127,819, respectively. The amount paid in the first quarter of 1993 included deferred annual fees of $86,395 from the third and fourth quarters of 1992.
          (h) Represents an under accrual of the fourth quarter 1992 CRIIMI MAE Incentive Fee.
          (i) As of June 1, 1993, pursuant to the First Amendment to the CRI Insured Mortgage Association, Inc. Advisory Agreement, CRIIMI MAE was granted the right to reduce the amounts paid to the Adviser by the difference between CRIIMI MAE's guaranteed $700,000 distribution from CRI/AIM Investment Limited Partnership and the amount actually paid to CRIIMI MAE by CRI/AIM Investment Limited Partnership. As such, the amounts paid to the Adviser for the three months ended
               March 31, 1994 were reduced by $79,490 which represents the difference between the guaranteed distribution for the period and the amount actually paid to CRIIMI MAE.

          8.   LONG-TERM DEBT

               The following table summarizes CRIIMI MAE's long-term debt as of March 31, 1994 and December 31, 1993:

                                                As of         As of
                                              March 31,    December 31,
                                                1994           1993
                                            ------------   ------------
          Master Repurchase Agreements      $342,888,126   $331,712,648
          Revolving Credit Facility          110,000,000             --
          Bank Term Loan                      37,065,040     52,026,400
                                            ------------   ------------

               Total Long-Term Debt         $489,953,166   $383,739,048
                                            ============   ============

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

          8.   LONG-TERM DEBT - Continued

          Master Repurchase Agreements
          ----------------------------
               On April 30, 1993, CRIIMI MAE entered into master repurchase agreements (the Master Repurchase Agreements) with Nomura Securities International, Inc. and Nomura Asset Capital Corporation (collectively, Nomura) which provided CRIIMI MAE with $350.0 million of available financing for a three-year term. CRIIMI MAE intends to seek renewal of the Master Repurchase Agreements upon expiration. Interest on such borrowings is based on the three-month LIBOR plus .75% or .50% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. For the three months ended March 31, 1994, the three-month LIBOR for these borrowings ranged from 3.25% to 3.69%. The value of the GNMA Mortgage-Backed Securities and FHA-Insured Loans pledged as collateral must equal at least 105% and 110%, respectively, of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities. As of March 31, 1994, mortgage investments directly owned by CRIIMI MAE, which approximate $362.4 million at market value and $372.4 million at face value, were used as collateral pursuant to certain terms of the Master Repurchase Agreements.
          In addition, under the Master Repurchase Agreements, CRIIMI MAE's debt-to-equity ratio may not exceed 2.5:1. As of March 31, 1994, CRIIMI MAE's debt-to-equity ratio excluding approximately $132.0 million of borrowings committed for investment in mortgages, was 1.9:1 and its debt-to-equity ratio, including such borrowings, was 2.4:1.

               As of March 31, 1994, CRIIMI MAE used approximately $292.9 million of the funds available under the Master Repurchase Agreements to acquire Government Insured Multifamily Mortgages and $50.0 million to repay a portion of borrowings under the Commercial Paper Facility. In addition, the remaining balance of funds available under this facility have been committed for investment in Government Insured Multifamily Mortgages or advances on Government Insured Construction Mortgages.

               On November 30, 1993, CRIIMI MAE entered into additional repurchase agreements with Nomura pursuant to which Nomura will provide CRIIMI MAE with an additional $150.0 million of available financing for a three-year term. CRIIMI MAE intends to seek renewal of these additional repurchase agreements upon expiration. Interest on such borrowings for the first twelve months after the initial funding is based on the three-month LIBOR plus .90% or .70% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. The value of the GNMA Mortgage-Backed Securities and FHA-Insured Loans pledged as collateral must equal at least 107% and 110%, respectively, of the amounts borrowed. No more than 40% of the collateral pledged may be FHA-Insured Loans and no less than 60% may be GNMA Mortgage-Backed Securities. CRIIMI MAE is required to pay commitment fees of three basis points per month on the unutilized amount through June 1994 and 12 basis points on any remaining unused amounts as of July 1, 1994. For the three months ended March 31, 1994, CRIIMI MAE incurred $135,000 in commitment fees related to the $150.0 million facility, as no amounts were borrowed from this facility during the period. CRIIMI MAE expects to borrow a substantial portion of the $150.0 million available under this facility by July 1994.

          Revolving Credit Facility/Commercial Paper Facility
          ---------------------------------------------------
               In the first quarter of 1994, borrowings under the Commercial Paper Facility were replaced with revolving credit loans, which matured on February 28, 1994. During the period January 1, 1994 through February 28, 1994, the maximum amount outstanding on these borrowings was approximately $95.3 million and the weighted average amount outstanding was approximately $86.4 million. The weighted average interest rate for the period

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

          8.   LONG-TERM DEBT - Continued

          of January 1, 1994 through February 28, 1994 on these borrowings was 3.31%.

               As of February 28, 1994, these borrowings were replaced with a 30-month non-amortizing revolving credit facility (the Revolving Credit Facility) by certain lenders which had participated in the Commercial Paper Facility.

               The interest rate on borrowings under the Revolving Credit Facility is based on CRIIMI MAE's choice of (i) the one, two, three or six-month LIBOR plus an interest rate margin of .50%, .5625%, or .625% depending on the percentage of GNMA Mortgage-Backed Securities pledged as collateral or (ii) a base rate equal to the higher of either the lender's prime rate or .50% per annum above the Federal Funds rate, plus an interest rate margin of 0%, .0625%, or .125% depending on the percentage of GNMA Mortgage-Backed Securities held as collateral. During the period of February 28, 1994 through March 31, 1994, the weighted average interest rate, excluding interest rate margin costs as described above, on the borrowings under the Revolving Credit Facility was 3.76%. The value of the collateral pledged must equal at least 110% of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities. As of March 31, 1994, mortgage investments directly owned by CRIIMI MAE, which approximated $123.5 million at face value and $126.0 million at fair value, were used as collateral pursuant to the terms of the Revolving Credit Facility.

               As of March 31, 1994, CRIIMI MAE had used the entire amount available under the Revolving Credit Facility ($110.0 million) to acquire Government Insured Multifamily Mortgages and to repay borrowings under the aforementioned Commercial Paper Facility.

          Bank Term Loan
          --------------
               On October 23, 1991, CRIIMI MAE entered into a credit agreement with two banks for a reducing term loan facility (the Bank Term Loan) in an aggregate amount not to exceed $85.0 million, subject to certain terms and conditions. In December 1992, the credit agreement was amended to increase the reducing term loan by $15.0 million. The Bank Term Loan had an outstanding principal balance of approximately $37.1 million and approximately $52.0 million as of March 31, 1994 and December 31, 1993, respectively. As of March 31, 1994 and December 31, 1993, the Bank Term Loan was secured by the value of 13,124,000 and 13,874,000 CRI Liquidating shares owned by CRIIMI MAE, respectively. The Bank Term Loan requires a quarterly principal payment based on the greater of (i) the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing the Bank Term Loan or (ii) an amount to bring the Bank Term Loan to its scheduled outstanding balance at the end of such quarter. The minimum amount of annual principal payments is approximately $15.8 million, with any remaining amounts of the original $85.0 million of principal due in April 1996 and any remaining amounts of the $15.0 million of increased principal due in December 1996.

               The amended Bank Term Loan provides for an interest rate of 1.10% over three-month LIBOR plus an agent fee of 0.05% per year. For the three months ended March 31, 1994 and 1993, LIBOR for borrowings under the Bank Term Loan was 3.375% and 3.594%, respectively.

          9.   INTEREST RATE HEDGE AGREEMENTS

               As of March 31, 1994, CRIIMI MAE had total debt of approximately $490.0 million. To reduce CRIIMI MAE's sensitivity to interest rate fluctuations, CRIIMI MAE has entered into a series of interest rate hedging agreements in an aggregate

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

          9.   INTEREST RATE HEDGE AGREEMENTS - Continued

          notional amount approximately equal to all of its outstanding borrowings and commitments. Borrowings by CRIIMI MAE generally are hedged by collar or cap agreements, as described below.

               As of March 31, 1994, CRIIMI MAE had in place interest rate collars based on the CP Index with an aggregate notional amount of $115 million, a weighted average floor of 8.55% and a weighted average cap of 10.37%. As of March 31, 1994, these collar agreements, which are based on the CP Index underlying borrowing rates, carried minimum interest rates which were between approximately 4.69% and 5.06% above the current CP Index. Such hedging agreements expire in 1995. While there is no assurance that any new agreements will be made, the Adviser is exploring alternatives to replace these hedging agreements when they expire.

               As a result of minimum interest rate levels associated with the swap agreement terminated in December, 1993 (see table below) and the collar agreements which expire in 1995, CRIIMI MAE incurred additional interest expense of approximately $1.5 million and approximately $2.2 million for the three months ended March 31, 1994 and 1993, respectively. Additionally, amortization of $336,689 and $44,664 for the three months ended March 31, 1994 and 1993, respectively, related to the establishment of interest rate hedges was incurred.

               Additionally, as of March 31, 1994, CRIIMI MAE had in place interest rate caps based on the CP Index and LIBOR. The caps, based on the CP Index, have an aggregate notional amount of $50 million with a weighted average cap of 8.73%. The caps, based on the three-month LIBOR rate, have an aggregate notional amount of $400 million with a weighted average cap of 6.28%. As of March 31, 1994, the cap agreements based on the three-month LIBOR rate were between approximately 2.06% and 2.56% above the current three-month LIBOR rates. In addition, one cap based on the one-month LIBOR rate with a notional amount of $35 million had a cap of 6.125%, which was approximately 2.44% above the one-month LIBOR rate.

                                                       CRIIMI MAE INC.
                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Unaudited)
    9.   INTEREST RATE HEDGE AGREEMENTS - Continued

           Hedging             Notional
          Instrument            Amount           Effective Date         Maturity Date
                                                                                             Floor     Cap    Index(c)
       ----------------     --------------    --------------------    -----------------
                                                                                            ------   -------  --------
       Collar               $ 30.0 million    March 7, 1990           March 7, 1995
                                                                                            8.375%   10.125%      CP
       Collar                 20.0 million    March 30, 1990          March 30, 1995
                                                                                            8.375%   10.125%      CP
       Collar                 30.0 million    July 8, 1990            February 8, 1995
                                                                                            8.625%   10.625%      CP
                                              July 9, 1990 through
       Accreting Collar       35.0 million    December 9, 1990        July 9, 1995
                                                                                            8.750%   10.500%      CP
       Cap (b)                25.0 million    May 24, 1991            May 24, 1996
                                                                                             N/A      9.000%      CP
       Cap                    25.0 million    June 17, 1991           June 17, 1996
                                                                                             N/A      8.450%      CP
       Cap (a)                50.0 million    June 25, 1993           June 25, 1998
                                                                                             N/A      6.50%      LIBOR
       Cap (a)                50.0 million    July 1, 1993            June 3, 1996
                                                                                             N/A      6.50%      LIBOR
       Cap (a)                50.0 million    July 20, 1993           July 20, 1998
                                                                                             N/A      6.25%      LIBOR
       Cap (a)                50.0 million    August 10, 1993         August 10, 1997
                                                                                             N/A      6.00%      LIBOR
       Cap (a)                50.0 million    August 27, 1993         August 27, 1997        N/A      6.125%     LIBOR
       Cap (a)                50.0 million    November 10, 1993       November 10, 1997      N/A      6.00%      LIBOR
       Cap (a)                35.0 million    February 2, 1994        February 2, 1999       N/A      6.125%     LIBOR
       Cap (a)                50.0 million    March 15, 1994          March 15, 1997         N/A      6.375%     LIBOR
       Cap (a)                50.0 million    March 25, 1994          March 25, 1998         N/A      6.50%      LIBOR
                            --------------
                            $600.0 million
                            ==============
    (a)  Approximately $4.5 million and $2.3 million of costs were incurred during 1993 and the three months ended March
         31, 1994, respectively, in connection with the establishment of interest rate hedges.  These costs are being amortized using the effective interest method over the term of the interest rate hedge agreement for financial statement purposes and in accordance with the regulations under Internal Revenue Code Section 446 with respect to notional principal contracts for tax purposes.
    (b)  On May 24, 1993, CRIIMI MAE and the counterparty to the collar, CIBC, terminated the floor on this former collar.  In consideration of such termination, CRIIMI MAE paid CIBC approximately $2.3 million.  This amount was deferred on the accompanying consolidated balance sheets as the underlying debt being hedged is still outstanding.  This amount will be amortized for the period from May 24, 1993 through May 26, 1996.  CRIIMI MAE amortized approximately $.2 million of this deferred amount in the accompanying consolidated statement of income for the three months ended March 31, 1994.
    (c)  The hedges are based either on the 30-day Commercial Paper Composite Index (CP) three-month LIBOR or one-month
         LIBOR.

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

          9.   INTEREST RATE HEDGE AGREEMENTS - Continued

               In addition, CRIIMI MAE entered into an interest rate hedge agreement on the Bank Term Loan to cap LIBOR at 6.5% based on the expected paydown schedule and an incremental hedge of 10.5% on the difference between the required and expected paydown schedules. As of March 31, 1994, three-month LIBOR was approximately 2.61% below the 6.5% cap.

               CRIIMI MAE is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreements should interest rates exceed the caps. However, the Adviser does not anticipate nonperformance by any of the counterparties, each of which has long-term debt ratings of A or above by Standard and Poor's and A2 or above by Moody's.

          10.  SETTLEMENT OF LITIGATION

               In connection with the settlement of certain class action litigation involving CRIIMI MAE and certain of its affiliates, CRIIMI MAE entered into a settlement agreement, which was approved by the Court on November 18, 1993, providing, among other things, for the issuance of up to 2.5 million warrants, exercisable for 18 months after issuance, to purchase shares of CRIIMI MAE common stock at an exercise price of $13.17 per share (the Settlement Agreement). The number of warrants to be issued is dependent on the number of class members who submitted proof of claim forms by April 15, 1994. Based upon the proof of claim forms received to date, CRIIMI MAE estimates that the maximum number of warrants to be issued will not exceed 375,000. As such, in April 1994, CRIIMI MAE filed a Registration Statement on Form S-3 (Commission File No. 33-53031) to register 375,000 shares of CRIIMI MAE's common stock, which are issuable upon the exercise of the warrants to be issued by CRIIMI MAE.

               Based on the Adviser's initial estimate of the number of warrants to be issued, CRIIMI MAE accrued a total provision of $1.5 million (which included the uninsured portion of a cash payment made of $250,000 in connection with the Settlement Agreement) in its consolidated statement of income for the year ended December 31, 1993.

               The provision will be adjusted once the actual number of warrants to be issued is finally determined. The Adviser believes that the final adjustment to the provision and the increase in the number of shares of CRIIMI MAE's common stock outstanding as a result of the exercise of the warrants will not have a material adverse effect on CRIIMI MAE's net income and net income per share.

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

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

          Results of Operations
          ---------------------

               CRIIMI MAE earned approximately $12.7 million in tax basis income for the three months ended March 31, 1994, a 128% increase from approximately $5.6 million for the three months ended
          March 31, 1993. On a per share basis, tax basis income for the three months ended March 31, 1994 increased to approximately $0.50 per share from approximately $0.28 per share for the three months ended March 31, 1993.

               Net income for financial statement purposes was approximately $10.0 million for the three months ended March 31, 1994, a 125% increase from approximately $4.4 million for the three months ended March 31, 1993. On a per share basis, financial statement net income for the three months ended
          March 31, 1994 increased to approximately $0.47 per share from approximately $0.22 per share for the three months ended
          March 31, 1993.

               Total income increased approximately $3.0 million or 23% to approximately $15.9 million for the three months ended March 31, 1994 from approximately $12.9 million for the three months ended March 31, 1993. This increase was primarily due to growth in mortgage investment income which CRIIMI MAE experienced during 1993 and 1994, as described below.

               Mortgage investment income increased approximately $3.4 million or 30% to approximately $14.8 million for the three months ended March 31, 1994 from approximately $11.4 million for the three months ended March 31, 1993. This increase was principally due to an increase in mortgage investments, net of dispositions, resulting from acquisitions of Government Insured Multifamily Mortgages and advances on Government Insured Construction Mortgages during 1993 and the three months ended March 31, 1994, which were principally funded by proceeds from the Master Repurchase Agreements and the Equity Offering described below in "Master Repurchase Agreements" and "Other Events," respectively.

               Other investment income decreased approximately $.3 million or 34% to approximately $.5 million for the three months ended March 31, 1994 from approximately $.8 million for the three months ended March 31, 1993. This decrease was attributable to other investment income earned in 1993 on approximately $421.0 million in other short-term investments acquired by CRIIMI MAE and CRI Liquidating during the three months ended March 31, 1993, all of which were disposed of by December 31, 1993.

               Total expenses increased approximately $3.1 million or 42% to approximately $10.7 million for the three months ended
          March 31, 1994 from approximately $7.6 million for the three months ended March 31, 1993. This increase is principally due to an increase in interest expense, as described below.

               Interest expense increased approximately $2.5 million or 42% to approximately $8.5 million for the three months ended
          March 31, 1994 from approximately $6.0 million for the three months ended March 31, 1993. This increase was principally a result of additional amounts borrowed during 1993 and 1994 under the Master Repurchase Agreements, the Revolving Credit Facility and the Commercial Paper Facility. This increase was partially offset by a reduction in interest rates on CRIIMI MAE's borrowings for the three months ended March 31, 1994 as compared to the corresponding period in 1993.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


               Other operating expenses, including fees to related party, increased approximately $.6 million or 40% to approximately $2.2 million for the three months ended March 31, 1994 from approximately $1.6 million for the three months ended March 31, 1993. This increase was attributable primarily to an increase in general and administrative expenses (principally payroll) due primarily to increased mortgage acquisition and disposition activities.

               Total fees to related party are comprised of annual fees and incentive fees paid to the Adviser. The Adviser receives annual fees for managing the portfolios of CRIIMI MAE and CRI Liquidating. These fees include a base component equal to a percentage of average invested assets. In addition, fees paid to the Adviser by CRI Liquidating may include a performance-based component that is referred to as the deferred component. The deferred component, which is also calculated as a percentage of average invested assets, is computed each quarter but paid (and expensed) only upon meeting certain performance goals. If these goals are not met, the deferred component accumulates and may be paid in the future if cumulative goals are met. In addition, certain incentive fees are paid by CRIIMI MAE and CRI Liquidating on a current basis if certain performance goals are met.

               Total fees to related party increased approximately $260,000 or 40% to approximately $908,000 for the three months ended
          March 31, 1994 from approximately $648,000 for the three months ended March 31, 1993. This increase was due primarily to an increase in the CRIIMI MAE incentive fee during the three months ended March 31, 1994, as discussed below. Annual fees increased approximately $79,000 or 13% to approximately $691,000 for the three months ended March 31, 1994 from approximately $612,000 for the three months ended March 31, 1993. This increase was primarily due to increased CRIIMI MAE mortgage acquisitions and advances on Government Insured Construction Mortgages. Partially offsetting the increase in annual fees for the three months ended March 31, 1994 as compared to the same period in 1993, was a reduction in the base component of the annual fees payable by CRI Liquidating resulting from mortgage dispositions during 1994 and 1993, as well as a reduction in the base component of the CRI Liquidating annual fee from .25% to .125% of average invested assets formerly held by CRIIMI III. Also offsetting the increase in annual fees for this period was a reduction in the deferred component of the CRI Liquidating annual fee.

               The CRIIMI MAE incentive fee is equal to 25% of the amount by which net income from additional mortgage investments exceeds the annual target return on equity and is payable quarterly, subject to year-end adjustment. The incentive fee increased approximately $181,000 or 499% to approximately $217,000 for the three months ended March 31, 1994 from approximately $36,000 for the three months ended March 31, 1993. This increase was attributable to the fact that CRIIMI MAE's net income from additional mortgage investments exceeded the annual target return on equity during the first quarter of 1994; accordingly, an incentive fee was paid during this quarter. This compares to the three months ended March 31, 1993 where CRIIMI MAE's net income from additional mortgage investments did not exceed the annual target return on equity and the incentive fee paid represented an adjustment to the fourth quarter 1992 incentive fee.

               Gains on mortgage dispositions increased approximately $9.8 million or 474% to approximately $11.8 million in the three months ended March 31, 1994 from approximately $2.1 million in the three months ended March 31, 1993. The gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage investments disposed of during the period. This increase was primarily due to the sale of twelve CRI Liquidating Government Insured Multifamily Mortgages in February 1994, all of which resulted in gains. The Adviser sold these mortgages during the week before the Federal Reserve increased the Federal funds rate and thereby locked-in gains before mortgage prices dropped. The sales resulted in financial

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


          statement gains of approximately $11.8 million and tax basis gains of approximately $14.8 million. This compares to the sale of two CRI Liquidating Government Insured Multifamily Mortgages during the three months ended March 31, 1993 that generated financial statement gains of approximately $2.1 million and tax basis gains of approximately $2.9 million.

               Losses from mortgage dispositions decreased approximately $339,000 or 63% to approximately $199,000 in the three months ended March 31, 1994 from approximately $538,000 in the same period in 1993 due primarily to the financial statement loss of approximately $.5 million recognized in March 1993 as a result of the prepayment of one CRIIMI MAE Government Insured Multifamily Mortgage.

          Liquidity
          ---------
               CRIIMI MAE and CRI Liquidating closely monitor their cash flow and liquidity positions in an effort to ensure that sufficient cash is available for operations and debt service requirements and to continue to qualify as REITs. CRIIMI MAE and CRI Liquidating's cash receipts, which are derived from scheduled payments of outstanding principal of and interest on, and proceeds from dispositions of, mortgage investments held by CRIIMI MAE and CRI Liquidating, plus cash receipts from interest on temporary investments, borrowings, cash received from CRIIMI MAE's interests in the AIM Funds and advisory partnership, and cash received from CRI Liquidating's investment in limited partnerships, were sufficient for the three months ended March 31, 1994 and 1993 to meet operating, investing and financing cash requirements. It is anticipated that cash receipts will be sufficient in future periods to meet similar cash requirements. Cash flow was also sufficient to provide for the payment of dividends to shareholders. As of March 31, 1994, there were no significant commitments for capital expenditures; however, as of such date, CRIIMI MAE had committed to fund additional Government Insured Construction Mortgages and acquire additional Government Insured Multifamily Mortgages totalling approximately $167.8 million.

               Dividends -- During the first quarter of 1994, CRIIMI MAE increased its quarterly dividend to $0.29 per share from $0.28 per share for the previous quarters in 1993. CRIIMI MAE's objective is to pay a stable quarterly dividend and to increase the tax basis income over time, and thereby increase the quarterly dividend. Although the mortgage investments held by CRIIMI MAE and CRI Liquidating yield a fixed monthly mortgage payment once purchased, the cash dividends paid by CRIIMI MAE and by CRI Liquidating will vary during each period due to several factors. The factors which impact CRIIMI MAE's dividend include
          (i) the distributions which CRIIMI MAE receives on its CRI Liquidating shares, (ii) the Net Positive Spreads (as defined below) on borrowings under CRIIMI MAE's financing facilities,
          (iii) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's London Interbank Offered Rate (LIBOR) based debt is priced, (iv) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends,
          (v) the yield at which principal from scheduled monthly mortgage payments, mortgage dispositions and distributions from the AIM Funds and from CRI Liquidating can be reinvested, (vi) variations in the cash flow received from the AIM Funds, and (vii) changes in operating expenses.

               The factors which impact CRI Liquidating's dividend include
          (i) yields on CRI Liquidating's mortgage investments, (ii) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions,
          (iii) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends, (iv) changes in operating expenses and (v) variations in the cash flow received from the Participations. Additionally, mortgage dispositions may

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


          increase the return to the shareholders for a period, although neither the timing nor the amount can be predicted.

               Mortgage Investments -- As of March 31, 1994 and December 31, 1993, CRIIMI MAE owned, directly or indirectly, 189 Government Insured Multifamily Mortgages (51 and 63, respectively, of which were owned by CRI Liquidating). During the three months ended March 31, 1994, CRIIMI MAE directly acquired 15 Government Insured Multifamily Mortgages with an aggregate purchase price of approximately $56.3 million at purchase prices ranging from $.7 million to $14.1 million, with a weighted average effective interest rate of approximately 7.6% and a weighted average remaining term of approximately 30.6 years. In addition, during the three months ended March 31, 1994, CRIIMI MAE funded cumulative advances of approximately $9.1 million on Government Insured Construction Mortgages with a weighted average effective interest rate of approximately 8.5%. As of March 31, 1994, CRIIMI MAE had committed to make additional advances on Government Insured Construction Mortgages and/or acquire Government Insured Multifamily Mortgages of approximately $167.8 million.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


    Dispositions -- The following table summarizes the disposition of 15 Government Insured Multifamily Mortgages which occurred during the three months ended March 31, 1994:

                                                                                                  Financial
                                                                                                  Statement         Tax Basis
                                Date of            Type of           Amortized         Net       (Loss)/Gain       (Loss)/Gain
         Complex Name
                              Disposition        Disposition            Cost        Proceeds    Recognized(e)     Recognized(a)
    ----------------------   --------------   -----------------    ------------   ------------  -------------     -------------
    Broadview Apts.(b)        January 1994       Prepayment        $  1,711,894   $  1,711,894   $         --(c)   $    (16,279)
    Lancaster House(b)        February 1994      Prepayment           3,876,426      3,800,998        (75,428)          (50,381)
    Sun Valley Apts.(b)       February 1994      Prepayment           5,119,768      5,042,692        (77,076)          (42,555)
    Windermere House          February 1994        Sale               5,896,761      8,162,613      2,265,852(d)      2,090,613(d)
    Hidden Oaks II            February 1994        Sale               1,797,170      2,637,817        840,647(d)        788,102(d)
    The Glen                  February 1994        Sale               1,812,491      2,650,555        838,064(d)        785,586(d)
    Timberlake Apts.          February 1994   Sale of Defaulted       3,465,881      4,502,330      1,036,449         1,450,746
                                                Mortgage
    Lincoln Countrywood Apts. February 1994   Sale of Defaulted       4,366,310      5,016,993        650,683         1,165,582
                                                Mortgage
    Holly Station Tnhs. I     February 1994        Sale               3,176,619      4,184,314      1,007,695         1,383,970
    Brookridge Tnhs. II       February 1994        Sale               3,610,280      4,800,987      1,190,707         1,620,669
    Westwind Apts.            February 1994        Sale               2,852,351      3,762,095        909,744         1,246,792
    The Tree House            February 1994        Sale               4,856,892      6,393,906      1,537,014         2,112,243
    Hidden Valley Apts.       February 1994        Sale               2,889,715      3,765,154        875,439         1,213,288
    Treehaven Apts.           February 1994        Sale                 904,047      1,183,758        279,711           387,159
    Holly Station Tnhs. II    February 1994        Sale               1,251,258      1,645,594        394,336           543,911
                                                                   ------------   ------------   ------------      ------------
                                                                   $ 47,587,863   $ 59,261,700   $ 11,673,837      $ 14,679,446
                                                                   ============   ============   ============      ============
    (a)  Tax basis income is the basis used for determining dividends.
    (b)  Represents the disposition of a CRIIMI MAE Government Insured Multifamily Mortgage.  All other dispositions were CRI Liquidating mortgage investments.
    (c)  A loan loss in the amount of $27,918 was recognized for the year ended December 31, 1993.
    (d)  Net of aggregate incentive fees of $394,812.
    (e)  Under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and
         Equity Securities" (SFAS 115), realized gains and losses for Government Insured Multifamily Mortgages classified as Available for Sale and/or Held to Maturity are calculated based on amortized cost.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


               Additionally, during the three months ended March 31, 1994, CRIIMI MAE negotiated a reduction in the net stated interest rates ranging from 9.75% to 10.75% to competitive net stated interest rates ranging from 7.625% to 8.625% of seven Government Insured Multifamily Mortgages, with an aggregate face value of approximately $32.8 million as of March 31, 1994. As a result of these refinancings, CRIIMI MAE recognized additional aggregate financial statement and tax basis losses of $46,641 during the three months ended March 31, 1994. In addition, as of March 31, 1994, the Adviser was negotiating the refinancing of two additional Government Insured Multifamily Mortgages with an aggregate face value of approximately $7.4 million, which, if completed, is anticipated to result in aggregate financial statement and tax basis net gains of approximately $9,500.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


         As of March 31, 1994, CRIIMI MAE and/or CRI Liquidating have/has elected to assign to the United States Department of Housing and Urban Development (HUD) the following Government Insured Multifamily Mortgages, which were included in Investment in Mortgages at fair value:

                                                         Anticipated   Anticipated
                                                          Financial         Tax
                                          Net Carrying    Statement        Basis
          Complex Name                      Value(b)    (Loss)/Gain    Gain/(Loss)
    ----------------------------------    ------------  ------------   ------------
    Booker Gardens Apts. (9%)             $     31,508
                                                        $     (3,815)
                                                                       $      2,733
    Turtle Creek Apts.                       3,733,886       239,347        642,706
    Providence Apts. (9%)(a)                    33,016         4,562          4,562
                                          ------------  ------------   ------------
                                          $  3,798,410  $    240,094   $    650,001
                                          ============  ============   ============

    (a)   Represents a CRIIMI MAE Government Insured Multifamily Mortgage.  All others are CRI Liquidating mortgage investments.
    (b)   In connection with CRIIMI MAE's and CRI Liquidating's implementation of SFAS 115, all Government Insured
          Multifamily Mortgages which CRIIMI MAE and/or CRI Liquidating have/has elected to assign to HUD are considered
          Available for Sale and are recorded at fair value.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


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

               It is CRIIMI MAE's policy to borrow only when the Net Positive Spread (the difference between the yield on a mortgage investment acquired with borrowings and all incremental borrowing and operating expenses on a tax basis associated with the acquisition of such mortgage investment) on the borrowing is at least 40 basis points at inception of the borrowing. Such policy provides that if Net Positive Spreads of at least 40 basis points are not maintained, the annual and master servicing fees payable to the Adviser, which are calculated as a percentage of invested assets, will be reduced so that such fees, in basis points, equal the Net Positive Spread, in basis points. As of March 31, 1994 and December 31, 1993, CRIIMI MAE had a Net Positive Spread of approximately 152 and 177 basis points, respectively, on its borrowings. As of April 25, 1994, CRIIMI MAE had a Net Positive Spread of approximately 94 basis points, resulting primarily from an increase in short-term interest rates.

               CRIIMI MAE's secured financings require that its debt-to-equity ratio not exceed 2.5:1. As of March 31, 1994, CRIIMI MAE's debt-to-equity ratio, excluding approximately $132.0 million of borrowings committed for investment in mortgages, was 1.9:1 and its debt-to-equity ratio, including such borrowings, was 2.4:1.

               Corporate Borrowings -- The following table summarizes CRIIMI MAE's corporate borrowings as of March 31, 1994 and December 31, 1993:


                                                As of         As of
                                              March 31,    December 31,
                                                1994           1993
                                            ------------   ------------
          Short-Term Debt:
          Commercial Paper Facility         $         --   $ 95,306,000
                                            ============   ============

          Long-Term Debt:
          Master Repurchase Agreements      $342,888,126   $331,712,648
          Revolving Credit Facility          110,000,000             --
          Bank Term Loan                      37,065,040     52,026,400
                                            ------------   ------------

                                            $489,953,166   $383,739,048
                                            ============   ============

          Total Corporate Borrowings        $489,953,166   $479,045,048
                                            ============   ============

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


          Master Repurchase Agreements
          ----------------------------
               On April 30, 1993, CRIIMI MAE entered into master repurchase agreements (the Master Repurchase Agreements) with Nomura Securities International, Inc. and Nomura Asset Capital Corporation (collectively, Nomura) which provided CRIIMI MAE with $350.0 million of available financing for a three-year term. CRIIMI MAE intends to seek renewal of the Master Repurchase Agreements upon expiration. Interest on such borrowings is based on the three-month LIBOR plus .75% or .50% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. For the three months ended March 31, 1994, the three-month LIBOR for these borrowings ranged from 3.25% to 3.69%. The value of the GNMA Mortgage-Backed Securities and FHA-Insured Loans pledged as collateral must equal at least 105% and 110%, respectively, of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities. As of March 31, 1994, mortgage investments directly owned by CRIIMI MAE, which approximate $362.4 million at market value and $372.4 million at face value, were used as collateral pursuant to certain terms of the Master Repurchase Agreements.
          In addition, under the Master Repurchase Agreements, CRIIMI MAE's debt-to-equity ratio may not exceed 2.5:1. As of March 31, 1994, CRIIMI MAE's debt-to-equity ratio excluding approximately $132.0 million of borrowings committed for investment in mortgages, was 1.9:1 and its debt-to-equity ratio, including such borrowings, was 2.4:1.

               As of March 31, 1994, CRIIMI MAE used approximately $292.9 million of the funds available under the Master Repurchase Agreements to acquire Government Insured Multifamily Mortgages and $50.0 million to repay a portion of borrowings under the Commercial Paper Facility. In addition, the remaining balance of funds available under this facility have been committed for investment in Government Insured Multifamily Mortgages or advances on Government Insured Construction Mortgages.

               On November 30, 1993, CRIIMI MAE entered into additional repurchase agreements with Nomura pursuant to which Nomura will provide CRIIMI MAE with an additional $150.0 million of available financing for a three-year term. CRIIMI MAE intends to seek renewal of these additional repurchase agreements upon expiration. Interest on such borrowings for the first twelve months after the initial funding is based on the three-month LIBOR plus .90% or .70% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. The value of the GNMA Mortgage-Backed Securities and FHA-Insured Loans pledged as collateral must equal at least 107% and 110%, respectively, of the amounts borrowed. No more than 40% of the collateral pledged may be FHA-Insured Loans and no less than 60% may be GNMA Mortgage-Backed Securities. CRIIMI MAE is required to pay commitment fees of three basis points per month on the unutilized amount through June 1994 and 12 basis points on any remaining unused amounts as of July 1, 1994. For the three months ended March 31, 1994, CRIIMI MAE incurred $135,000 in commitment fees related to the $150.0 million facility, as no amounts were borrowed from this facility during the period. CRIIMI MAE expects to borrow a substantial portion of the $150.0 million available under this facility by July 1994.

          Revolving Credit Facility/Commercial Paper Facility
          ---------------------------------------------------
               In the first quarter of 1994, borrowings under the Commercial Paper Facility were replaced with revolving credit loans, which matured on February 28, 1994. During the period January 1, 1994 through February 28, 1994, the maximum amount outstanding on these borrowings was approximately $95.3 million and the weighted average amount outstanding was approximately $86.4 million. The weighted average interest rate for the period of January 1, 1994 through February 28, 1994 on these borrowings was 3.31%.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


               As of February 28, 1994, these borrowings were replaced with a 30-month non-amortizing revolving credit facility (the Revolving Credit Facility) by certain lenders which had participated in the Commercial Paper Facility.

               The interest rate on borrowings under the Revolving Credit Facility is based on CRIIMI MAE's choice of (i) the one, two, three or six-month LIBOR plus an interest rate margin of .50%, .5625%, or .625% depending on the percentage of GNMA Mortgage-Backed Securities pledged as collateral or (ii) a base rate equal to the higher of either the lender's prime rate or .50% per annum above the Federal Funds rate, plus an interest rate margin of 0%, .0625%, or .125% depending on the percentage of GNMA Mortgage-Backed Securities held as collateral. During the period of February 28, 1994 through March 31, 1994, the weighted average interest rate, excluding interest rate margin costs as described above, on the borrowings under the Revolving Credit Facility was 3.76%. The value of the collateral pledged must equal at least 110% of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities. As of March 31, 1994, mortgage investments directly owned by CRIIMI MAE, which approximated $123.5 million at face value and $126.0 million at fair value, were used as collateral pursuant to the terms of the Revolving Credit Facility.

               As of March 31, 1994, CRIIMI MAE had used the entire amount available under the Revolving Credit Facility ($110.0 million) to acquire Government Insured Multifamily Mortgages and to repay borrowings under the aforementioned Commercial Paper Facility.

          Bank Term Loan
          --------------
               On October 23, 1991, CRIIMI MAE entered into a credit agreement with two banks for a reducing term loan facility (the Bank Term Loan) in an aggregate amount not to exceed $85.0 million, subject to certain terms and conditions. In December 1992, the credit agreement was amended to increase the reducing term loan by $15.0 million. The Bank Term Loan had an outstanding principal balance of approximately $37.1 million and approximately $52.0 million as of March 31, 1994 and December 31, 1993, respectively. As of March 31, 1994 and December 31, 1993, the Bank Term Loan was secured by the value of 13,124,000 and 13,874,000 CRI Liquidating shares owned by CRIIMI MAE, respectively. The Bank Term Loan requires a quarterly principal payment based on the greater of (i) the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing the Bank Term Loan or (ii) an amount to bring the Bank Term Loan to its scheduled outstanding balance at the end of such quarter. The minimum amount of annual principal payments is approximately $15.8 million, with any remaining amounts of the original $85.0 million of principal due in April 1996 and any remaining amounts of the $15.0 million of increased principal due in December 1996.

               The amended Bank Term Loan provides for an interest rate of 1.10% over three-month LIBOR plus an agent fee of 0.05% per year. For the three months ended March 31, 1994 and 1993, LIBOR for borrowings under the Bank Term Loan was 3.375% and 3.594%, respectively.

          Hedging
          -------
               As of March 31, 1994, CRIIMI MAE had total debt of approximately $490.0 million. To reduce CRIIMI MAE's sensitivity to interest rate fluctuations, CRIIMI MAE has entered into a series of interest rate hedging agreements in an aggregate notional amount approximately equal to all of its outstanding borrowings and commitments. Borrowings by CRIIMI MAE generally are hedged by collar or cap agreements, as described below.

               As of March 31, 1994, CRIIMI MAE had in place interest rate collars based on the CP Index with an aggregate notional amount

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


          of $115 million, a weighted average floor of 8.55% and a weighted average cap of 10.37%. As of March 31, 1994, these collar agreements, which are based on the CP Index underlying borrowing rates, carried minimum interest rates which were between approximately 4.69% and 5.06% above the current CP Index. Such hedging agreements expire in 1995. While there is no assurance that any new agreements will be made, the Adviser is exploring alternatives to replace these hedging agreements when they expire.

               As a result of minimum interest rate levels associated with the swap agreement terminated in December, 1993 (see table below) and the collar agreements which expire in 1995, CRIIMI MAE incurred additional interest expense of approximately $1.5 million and approximately $2.2 million for the three months ended March 31, 1994 and 1993, respectively. Additionally, amortization of $336,689 and $44,664 for the three months ended March 31, 1994 and 1993, respectively, related to the establishment of interest rate hedges was incurred.

               Additionally, as of March 31, 1994, CRIIMI MAE had in place interest rate caps based on the CP Index and LIBOR. The caps, based on the CP Index, have an aggregate notional amount of $50 million with a weighted average cap of 8.73%. The caps, based on the three-month LIBOR rate, have an aggregate notional amount of $400 million with a weighted average cap of 6.28%. As of March 31, 1994, the cap agreements based on the three-month LIBOR rate were between approximately 2.06% and 2.56% above the current three-month LIBOR rates. In addition, one cap based on the one-month LIBOR rate with a notional amount of $35 million had a cap of 6.125%, which was approximately 2.44% above the one-month LIBOR rate.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


           Hedging             Notional
          Instrument            Amount           Effective Date         Maturity Date
                                                                                             Floor     Cap    Index(c)
       ----------------     --------------    --------------------    -----------------
                                                                                            ------   -------  --------
       Collar               $ 30.0 million    March 7, 1990           March 7, 1995
                                                                                            8.375%   10.125%      CP
       Collar                 20.0 million    March 30, 1990          March 30, 1995
                                                                                            8.375%   10.125%      CP
       Collar                 30.0 million    July 8, 1990            February 8, 1995
                                                                                            8.625%   10.625%      CP
                                              July 9, 1990 through
       Accreting Collar       35.0 million    December 9, 1990        July 9, 1995
                                                                                            8.750%   10.500%      CP
       Cap (b)                25.0 million    May 24, 1991            May 24, 1996
                                                                                             N/A      9.000%      CP
       Cap                    25.0 million    June 17, 1991           June 17, 1996
                                                                                             N/A      8.450%      CP
       Cap (a)                50.0 million    June 25, 1993           June 25, 1998
                                                                                             N/A      6.50%      LIBOR
       Cap (a)                50.0 million    July 1, 1993            June 3, 1996
                                                                                             N/A      6.50%      LIBOR
       Cap (a)                50.0 million    July 20, 1993           July 20, 1998
                                                                                             N/A      6.25%      LIBOR
       Cap (a)                50.0 million    August 10, 1993         August 10, 1997
                                                                                             N/A      6.00%      LIBOR
       Cap (a)                50.0 million    August 27, 1993         August 27, 1997        N/A      6.125%     LIBOR
       Cap (a)                50.0 million    November 10, 1993       November 10, 1997      N/A      6.00%      LIBOR
       Cap (a)                35.0 million    February 2, 1994        February 2, 1999       N/A      6.125%     LIBOR
       Cap (a)                50.0 million    March 15, 1994          March 15, 1997         N/A      6.375%     LIBOR
       Cap (a)                50.0 million    March 25, 1994          March 25, 1998         N/A      6.50%      LIBOR
                            --------------
                            $600.0 million
                            ==============
    (a)  Approximately $4.5 million and $2.3 million of costs were incurred during 1993 and the three months ended March
         31, 1994, respectively, in connection with the establishment of interest rate hedges.  These costs are being amortized using the effective interest method over the term of the interest rate hedge agreement for financial statement purposes and in accordance with the regulations under Internal Revenue Code Section 446 with respect to notional principal contracts for tax purposes.
    (b)  On May 24, 1993, CRIIMI MAE and the counterparty to the collar, CIBC, terminated the floor on this former collar.  In consideration of such termination, CRIIMI MAE paid CIBC approximately $2.3 million.  This amount was deferred on the accompanying consolidated balance sheets as the underlying debt being hedged is still outstanding.  This amount will be amortized for the period from May 24, 1993 through May 26, 1996.  CRIIMI MAE amortized approximately $.2 million of this deferred amount in the accompanying consolidated statement of income for the three months ended March 31, 1994.
    (c)  The hedges are based either on the 30-day Commercial Paper Composite Index (CP) three-month LIBOR or one-month
         LIBOR.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


               In addition, CRIIMI MAE entered into an interest rate hedge agreement on the Bank Term Loan to cap LIBOR at 6.5% based on the expected paydown schedule and an incremental hedge of 10.5% on the difference between the required and expected paydown schedules. As of March 31, 1994, three-month LIBOR was approximately 2.61% below the 6.5% cap.

               CRIIMI MAE is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreements should interest rates exceed the caps. However, the Adviser does not anticipate nonperformance by any of the counterparties, each of which has long-term debt ratings of A or above by Standard and Poor's and A2 or above by Moody's.

               Although CRIIMI MAE expects the overall average life of its mortgage investments to exceed ten years, CRIIMI MAE initially entered into hedging agreements ranging from 3 to 10 years in maturity because of the limited availability and high cost of instruments with maturities greater than 10 years. Because CRIIMI MAE's mortgage investments have fixed interest rates, upon expiration of CRIIMI MAE's collar and swap agreements, CRIIMI MAE will have interest rate risk to the extent interest rates increase on its variable rate borrowings. Thus, to the extent CRIIMI MAE has not completely hedged its portfolio, in periods of rising interest rates, CRIIMI MAE's overall borrowing costs will increase with little or no overall increase in mortgage investment income, resulting in yields to shareholders that would be lower than those available if interest rates had remained unchanged. Further, in periods of unexpected or extraordinary interest rate increases, CRIIMI MAE could suffer operating losses and be required to liquidate a portion of its assets. The Adviser continues to actively review asset/liability hedging techniques as CRIIMI MAE's existing hedges approach their expiration dates and to monitor the duration of its hedges relative to its assets.

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

          Cash Flow
          ---------
               Net cash provided by operating activities increased for the three months ended March 31, 1994 as compared to the corresponding period in 1993 principally due to an increase in mortgage investment income, as previously discussed, and an increase in interest payable. Also contributing to the increase in net cash provided by operating activities was an increase in receivables and other assets during the three months ended March 31, 1993 due primarily to the accrual of principal and interest payments on the other short-term investments acquired by CRIIMI MAE and CRI Liquidating in 1993. Partially offsetting the increase in net cash provided by operating activities during this period was an increase in interest expense and other operating expenses, as discussed above.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


               Net cash used in investing activities decreased for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993. This decrease was primarily attributable to the purchase of other short-term investments of approximately $103.6 million during the three months ended March 31, 1993.
          Also contributing to the decrease in net cash used in investing activities was an increase in proceeds from mortgage dispositions from approximately $34.0 million during the three months ended March 31, 1993 to approximately $59.3 million during the three months ended March 31, 1994. Partially offsetting the decrease in net cash used in investing activities was an increase in the purchase of Government Insured Multifamily Mortgages and advances on Government Insured Construction Mortgages from approximately $15.2 millon during the three months ended March 31, 1993 to approximately $65.4 million during the three months ended
          March 31, 1994.

               Net cash provided by financing activities decreased for the three months ended March 31, 1994 compared to the three months ended March 31, 1993. This decrease was primarily due to the paydown of the Commercial Paper Facility in the amount of approximately $95.3 million and an increase in dividends paid to shareholders from approximately $11.9 million during the three months ended March 31, 1993 to approximately $30.4 million during the corresponding period in 1994. Also contributing to the decrease in net cash provided by financing activities was an increase in principal payments on long-term debt and an increase in the payment of deferred financing costs. Partially offsetting the decrease in net cash provided by financing activities was an increase in proceeds from long-term debt due to the receipt of $110.0 million from the Revolving Credit Facility and approximately $11.1 million from the Master Repurchase Agreements. This decrease was also offset by the net proceeds received from the Equity Offering, as described below, of approximately $52.2 million.

          Other Events
          ------------
               In March 1994, CRIIMI MAE completed its public offering of an additional five million shares of common stock at a price to the public of $11.25 per share (the Equity Offering). The net proceeds of the Equity Offering totaled approximately $52 million, which CRIIMI MAE used primarily to acquire Government Insured Multifamily Mortgages. As a result of the Equity Offering, the number of CRIIMI MAE's common shares outstanding increased to 25,183,533. The costs of the Equity Offering, including professional fees, filing fees, printing costs and other items, approximated $.7 million. Additionally, underwriting fees in an amount which approximated 6.0% of the gross offering proceeds were incurred.

               In connection with the settlement of certain class action litigation involving CRIIMI MAE and certain of its affiliates, CRIIMI MAE entered into a settlement agreement, which was approved by the Court on November 18, 1993, providing, among other things, for the issuance of up to 2.5 million warrants, exercisable for 18 months after issuance, to purchase shares of CRIIMI MAE common stock at an exercise price of $13.17 per share (the Settlement Agreement). The number of warrants to be issued is dependent on the number of class members who submitted proof of claim forms by April 15, 1994. Based upon the proof of claim forms received to date, CRIIMI MAE estimates that the maximum number of warrants to be issued will not exceed 375,000. As such, in April 1994, CRIIMI MAE filed a Registration Statement on Form S-3 (Commission File No. 33-53031) to register 375,000 shares of CRIIMI MAE's common stock, which are issuable upon the exercise of the warrants to be issued by CRIIMI MAE.

               Based on the Adviser's initial estimate of the number of warrants to be issued, CRIIMI MAE accrued a total provision of $1.5 million (which included the uninsured portion of a cash payment made of $250,000 in connection with the Settlement

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


          Agreement) in its consolidated statement of income for the year ended December 31, 1993.

               The provision will be adjusted once the actual number of warrants to be issued is finally determined. The Adviser believes that the final adjustment to the provision and the increase in the number of shares of CRIIMI MAE's common stock outstanding as a result of the exercise of the warrants will not have a material adverse effect on CRIIMI MAE's net income and net income per share.

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

          Fair Value of Financial Instruments
          -----------------------------------
               In connection with CRIIMI MAE's and CRI Liquidating's implementation of SFAS 115, all of CRI Liquidating's Government Insured Multifamily Mortgages and CRIIMI MAE's Government Insured Multifamily Mortgages which CRIIMI MAE has elected to assign to HUD (as discussed above) are recorded at fair value, as estimated below, as of March 31, 1994 and December 31, 1993; however, CRIIMI MAE's Investment in Mortgages continues to be recorded at amortized cost. The difference between the amortized cost and the fair value of CRI Liquidating's Government Insured Multifamily Mortgages represents the net unrealized gains on such Government Insured Multifamily Mortgages. CRIIMI MAE's share of the net unrealized gains on CRI Liquidating's Government Insured Multifamily Mortgages is reported as a separate component of shareholders' equity.

               The fair value of the Government Insured Multifamily Mortgages was based on quoted market prices.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued



                                              As of March 31, 1994
                                                                           As of December 31, 1993
                                            Amortized         Fair        Amortized        Fair
                                               Cost           Value          Cost          Value
                                           ------------   ------------   ------------   ------------
    Investment in mortgages, accounted
      for at amortized cost                $552,324,010   $540,224,693   $496,750,496   $506,582,429
                                           ============   ============   ============   ============

    Investment in mortgages, accounted
      for at fair value                    $154,554,872   $182,181,362   $193,490,825   $244,840,589
                                           ============   ============   ============   ============

         The net unrealized gains on CRI Liquidating's mortgage investments decreased as of March 31, 1994. This decrease was primarily due to a decrease in the mortgage base resulting from the disposition of 12 Government Insured Multifamily Mortgages in February 1994. Also contributing to the decrease in the net unrealized gains was an increase in market interest rates, which decreases the value of the Government Insured Multifamily Mortgages.

          PART II.  OTHER INFORMATION
          ITEM 1.   LEGAL PROCEEDINGS

               Reference is made to Note 10 of the notes to the consolidated financial statements of CRIIMI MAE Inc., which is incorporated herein by reference.

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 1994.

               All other items are not applicable.

                                      SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CRIIMI MAE Inc.
                                               (Registrant)




          May 16, 1994                        By:/s/ Cynthia O. Azzara
          ----------------------                  -------------------------
          Date                                    Cynthia O. Azzara
                                                  Vice President and
                                                    Chief Financial Officer