Form 10-Q
period 1994-06-30
CRIIMI MAE INC
filed 1994-08-09
CIK 847322

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                      Quarterly Report Under Section 13 OR 15(d)
                        of the Securities Exchange Act of 1934

          For the Quarter Ended       June 30, 1994
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

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                     Class               Outstanding as of August 9, 1994
          ----------------------------  ----------------------------------
          Common Stock, $.01 par value                 25,183,533

                                   CRIIMI MAE INC.

                                  INDEX TO FORM 10-Q

                         FOR THE QUARTER ENDED JUNE 30, 1994



                                                                      Page
                                                                      ----
          PART I.   Financial Information (Unaudited)

          Item 1.   Financial Statements

                    Consolidated Balance Sheets - June 30, 1994
                      and December 31, 1993 . . . . . . . . . . .        3

                    Consolidated Statements of Income -
                      for the three and six months ended
                      June 30, 1994 and 1993  . . . . . . . . . .        5

                    Consolidated Statement of Changes in
                      Shareholders' Equity - for the six
                      months ended June 30, 1994  . . . . . . . .        7

                    Consolidated Statements of Cash Flows -
                      for the six months ended
                      June 30, 1994 and 1993  . . . . . . . . . .        8

                    Notes to Consolidated Financial
                      Statements  . . . . . . . . . . . . . . . .        11

          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations . . . .        29

          PART II.  Other Information

          Item 1.   Legal Proceedings . . . . . . . . . . . . . .        47

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        47

          Signature   . . . . . . . . . . . . . . . . . . . . . .        48

          PART I.   FINANCIAL INFORMATION
          ITEM 1.   FINANCIAL STATEMENTS

                                   CRIIMI MAE INC.
                             CONSOLIDATED BALANCE SHEETS
                                        ASSETS

                                               June 30,      December 31,
                                                 1994            1993
                                             ------------    ------------
                                             (Unaudited)
          Investment in mortgages,
            at amortized cost, net
            of unamortized discount
            and premium                      $700,575,920    $496,750,496

          Investment in mortgages,
            at fair value                     178,384,291     244,840,589

          Investment in insured
            mortgage funds and
            advisory partnership               30,256,380      30,907,157

          Investment in limited
            partnerships                          316,482         436,090

          Cash and cash equivalents             5,252,425      13,599,860

          Receivables and other
            assets                              8,775,100       7,600,729

          Deferred financing costs,
            net of accumulated
            amortization of $8,737,511
            and $7,355,095, respectively        9,453,938       9,745,974

          Deferred costs, principally
            paid to related parties,
            net of accumulated
            amortization of $1,832,935
            and $1,870,587, respectively        4,982,638       4,820,135
                                             ------------    ------------
               Total assets                  $937,997,174    $808,701,030
                                             ============    ============

                     The accompanying notes are an integral part of these consolidated financial statements.

          PART I.   FINANCIAL INFORMATION
          ITEM 1.   FINANCIAL STATEMENTS

                                   CRIIMI MAE INC.
                             CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                               June 30,      December 31,
                                                1994             1993
                                             ------------    ------------
                                             (Unaudited)
          Liabilities:
            Long-term debt                   $600,048,925    $383,739,048
            Commercial paper                           --      95,306,000
            Accounts payable and
              accrued expenses                  1,727,164       3,391,411
            Interest payable                    4,690,235       2,575,979
                                             ------------    ------------
               Total liabilities              606,466,324     485,012,438
                                             ------------    ------------
          Minority interests in
            consolidated subsidiary            78,334,976     108,399,813
                                             ------------    ------------
          Commitments and contingencies

          Shareholders' equity:
            Preferred stock                            --              --
            Common stock                          261,848         211,848
            Net unrealized gains on
              mortgage investments
              of subsidiary                    13,283,139      29,028,019
            Additional paid-in-capital        247,711,015     195,561,015
            Undistributed net income            1,451,975              --
                                             ------------    ------------
                                              262,707,977     224,800,882
            Less treasury stock, at cost -
              1,001,274 shares                 (9,512,103)     (9,512,103)
                                             ------------    ------------
               Total shareholders' equity     253,195,874     215,288,779
                                             ------------    ------------
               Total liabilities and
                 shareholders' equity
                                             $937,997,174    $808,701,030
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




    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS

                                                       CRIIMI MAE INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)


                                                     For the three months ended
                                                                                         For the six months ended

                                                               June 30,
                                                                                                  June 30,
                                                         1994           1993                1994           1993
                                                     ------------   ------------        ------------   ------------
    Income:
      Mortgage investment income                     $ 16,350,064   $ 11,137,668        $ 31,179,465   $ 22,532,213
      Income from investment in insured
        mortgage funds and advisory
        partnership                                       547,456        581,166           1,158,327      1,159,836
      Other investment income                             225,111      1,188,252             758,183      1,992,768
      Income from investment in
        limited partnerships                               61,410          5,175               7,038        120,129
                                                     ------------   ------------        ------------   ------------
                                                       17,184,041     12,912,261          33,103,013     25,804,946
                                                     ------------   ------------        ------------   ------------
    Expenses:
      Interest expense                                  8,521,400      6,249,596          17,040,851     12,247,863
      Annual fee to related party                         791,671        490,945           1,482,883      1,102,539
      Incentive fee to related party                       46,830         41,976             264,052         78,260
      General and administrative                          734,820        870,633           1,796,346      1,600,254
      Mortgage servicing fees                             157,248        122,295             276,412        214,750
      Amortization of deferred costs                      101,647         84,245             194,932        173,264
      Adjustment to provision for settlement
        of litigation                                    (557,340)            --            (557,340)            --
                                                     ------------   ------------        ------------   ------------
                                                        9,796,276      7,859,690          20,498,136     15,416,930
                                                     ------------   ------------        ------------   ------------
    Income before mortgage dispositions                 7,387,765      5,052,571          12,604,877     10,388,016


    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS

                                                       CRIIMI MAE INC.
                                        CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                                         (Unaudited)


                                                     For the three months ended
                                                                                         For the six months ended

                                                               June 30,
                                                                                                  June 30,
                                                         1994           1993                1994           1993
                                                     ------------   ------------        ------------   ------------
    Mortgage dispositions:
      Gains                                               456,640        436,123          12,282,981      2,497,393
      Losses                                              (10,893)      (151,849)           (210,038)      (690,334)
                                                     ------------   ------------        ------------   ------------
    Income before minority interests                    7,833,512      5,336,845          24,677,820     12,195,075

    Minority interests in net income
      of consolidated subsidiary                       (1,757,138)    (1,846,633)         (8,619,396)    (4,273,475)
                                                     ------------   ------------        ------------   ------------
    Net income                                       $  6,076,374   $  3,490,212        $ 16,058,424   $  7,921,600
                                                     ============   ============        ============   ============
    Net income per share                             $        .24   $        .17        $        .69   $        .39
                                                     ============   ============        ============   ============
    Weighted average shares outstanding,
      exclusive of shares held in
      treasury                                         25,183,533     20,183,533          23,150,566     20,183,533
                                                     ============   ============        ============   ============




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

       PART I.  FINANCIAL INFORMATION
       ITEM 1.  FINANCIAL STATEMENTS

                                                               CRIIMI MAE INC.

                                          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                    For the six months ended June 30, 1994

                                                                 (Unaudited)
                                                                   Net
                                                                Unrealized
                                                                 Gains on
                                                                 Mortgage     Additional                                Total

                                            Common Stock       Investments     Paid-In    Undistributed   Treasury   Shareholders'
                                         Shares    Par Value  of Subsidiary    Capital     Net Income      Stock        Equity
                                       ----------  ---------  -------------  ------------ ------------- -----------  -------------
       Balance, December 31, 1993      21,184,807  $ 211,848   $ 29,028,019  $195,561,015  $         -- $(9,512,103) $ 215,288,779

         Net income                            --         --             --            --
                                                                                             16,058,424          --     16,058,424

         Dividends of $.58 per share           --         --             --            --   (14,606,449)         --    (14,606,449)

         Adjustment to net unrealized
           gains on mortgage investments
           of subsidiary due to
           mortgage dispositions               --         --     (7,107,463)           --            --          --     (7,107,463)

         Adjustment to net unrealized
           gains on mortgage investments
           of subsidiary due to market
           revaluation                         --         --     (8,637,417)           --            --          --     (8,637,417)

         Shares issued                  5,000,000     50,000             --    52,150,000            --          --     52,200,000
                                       ----------  ---------   ------------  ------------  ------------ -----------  -------------
       Balance, June 30, 1994          26,184,807  $ 261,848   $ 13,283,139  $247,711,015  $  1,451,975 $(9,512,103) $ 253,195,874
                                       ==========  =========   ============  ============  ============ ===========  =============
                                                 The accompanying notes are an integral part
                                                 of these consolidated financial statements.

       PART I.   FINANCIAL INFORMATION
       ITEM 1.   FINANCIAL STATEMENTS

                                                               CRIIMI MAE INC.
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (Unaudited)

                                                                                    For the six months

                                                                                      ended June 30,
                                                                                    1994           1993
                                                                                ------------   ------------
       Cash flows from operating activities:
         Net income                                                             $ 16,058,424   $  7,921,600
         Adjustments to reconcile net income to net cash provided
           by operating activities:
           Amortization of deferred costs                                            194,932        173,264
           Amortization of deferred financing costs                                3,042,838      1,411,695
           Amortization of deferred AIM acquisition costs                            123,179         61,774
           Mortgage discount amortization                                           (502,886)      (662,526)
           Mortgage premium amortization                                              45,310         12,909
           Other short-term investments premium amortization                              --      4,099,667
           Net gain on mortgage dispositions                                     (12,072,943)    (1,807,059)
           Equity earnings from investment in limited
             partnerships                                                             (7,038)      (120,129)
           Interest received under the equity method of accounting
             but treated as a reduction of investment in limited
             partnerships                                                                 --        308,093
           Minority interests in net income of consolidated subsidiary             8,619,396      4,273,475
           Changes in assets and liabilities:
             Increase in receivables and other assets                             (1,174,371)    (1,600,019)
             (Decrease) increase in accounts payable and accrued expenses         (1,664,247)       406,815
             Increase in interest payable                                          2,114,256      3,478,653
                                                                                ------------   ------------
               Net cash provided by operating activities                          14,776,850     17,958,212
                                                                                ------------   ------------

       PART I.   FINANCIAL INFORMATION
       ITEM 1.   FINANCIAL STATEMENTS

                                                               CRIIMI MAE INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                                 (Unaudited)

                                                                                    For the six months

                                                                                      ended June 30,
                                                                                    1994           1993
                                                                                ------------   ------------
       Cash flows from investing activities:
         Purchase of mortgages and advances on construction loans               (218,698,388)   (78,848,752)
         Purchase of other short-term investments                                         --   (120,433,067)
         Proceeds from sale of other short-term investments                               --     36,688,041
         Proceeds from mortgage dispositions                                      62,983,484     56,502,479
         Receipt of mortgage and other short-term investment
           principal from scheduled payments                                       3,026,226      2,249,514
         Receipt of principal from investment in insured mortgage funds              527,598             --
         Increase in deferred costs                                                 (357,435)      (532,101)
         Annual return from investment in limited partnerships                       126,646        126,645
                                                                                ------------   ------------
               Net cash used in investing activities                            (152,391,869)  (104,247,241)
                                                                                ------------   ------------

       PART I.   FINANCIAL INFORMATION
       ITEM 1.   FINANCIAL STATEMENTS

                                                               CRIIMI MAE INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                                 (Unaudited)

                                                                                    For the six months

                                                                                      ended June 30,
                                                                                    1994           1993
                                                                                ------------   ------------
       Cash flows from financing activities:
         Proceeds from long-term debt                                            232,714,877    132,658,679
         Proceeds from short-term debt                                                    --     77,292,906
         Paydown of commercial paper                                             (95,306,000)   (73,285,000)
         Principal payments on long-term debt                                    (16,405,000)   (14,915,280)
         Payment of deferred financing costs                                      (2,750,802)    (4,043,347)
         Dividends (including non-taxable dividends) paid to
           shareholders, including minority interests                            (41,185,491)   (27,278,856)
         Gross proceeds from shares issuance                                      56,250,000             --
         Payment of offering costs                                                (4,050,000)            --
                                                                                ------------   ------------
               Net cash provided by financing activities                         129,267,584     90,429,102
                                                                                ------------   ------------
       Net (decrease) increase in cash and cash equivalents                       (8,347,435)     4,140,073

       Cash and cash equivalents, beginning of period                             13,599,860      6,600,134
                                                                                ------------   ------------
       Cash and cash equivalents, end of period                                 $  5,252,425   $ 10,740,207
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

               In addition to its portfolio of Government Insured Multifamily Mortgages and other assets, CRIIMI MAE also owns approximately 57% of the issued and outstanding common stock of CRI Liquidating, a finite-life, self-liquidating REIT which owns Government Insured Multifamily Mortgages. In addition to investing in Government Insured Multifamily Mortgages, CRIIMI MAE's investment policies also permit CRIIMI MAE to invest in certain other mortgage investments which are not federally insured or guaranteed. As of August 9, 1994, CRIIMI MAE had invested approximately $12.3 million in other mortgage investments, as discussed in Note 11 below.

               The Adviser to CRIIMI MAE and CRI Liquidating is CRI Insured Mortgage Associates Adviser Limited Partnership (the "Adviser"), the general partner of which is CRI and the operations of which are conducted by CRI's employees. The Adviser manages CRIIMI MAE's portfolio of Government Insured Multifamily Mortgages and other assets with the goal of maximizing CRIIMI MAE's value, and conducts CRIIMI MAE's day-to-day operations.

               In March 1994, CRIIMI MAE completed a public offering of an additional 5,000,000 shares of common stock at a price to the public of $11.25 per share (the Equity Offering). The net proceeds of the Equity Offering totaled approximately $52.2 million, which CRIIMI MAE used primarily to acquire Government Insured Multifamily Mortgages. As a result of the Equity Offering, the number of CRIIMI MAE's common shares outstanding increased to 25,183,533. The costs of the Equity Offering, including professional fees, filing fees, printing costs and other items, approximated $.7 million. Additionally, underwriting fees in an amount which approximated 6.0% of the gross offering proceeds were incurred.

               On June 23, 1994, CRIIMI MAE filed with the SEC a Shelf Registration Statement on Form S-3 (Commission File No. 33-54267) in order to register for sale Debt Securities, Preferred Shares and Common Shares of CRIIMI MAE to the public in the aggregate principal amount of up to $200 million. CRIIMI MAE may from time to time offer in one or more series the securities in amounts, at prices and on terms to be set forth in supplements to the registration statement. CRIIMI MAE intends to use the proceeds from the sale of these securities to acquire additional mortgage investments, sponsor and/or participate in securitized mortgage programs, and to make other investments and acquisitions relating to CRIIMI MAE's mortgage business. As of August 9,1994, CRIIMI MAE has not issued or sold any such securities.

               CRIIMI MAE's board of directors has authorized CRIIMI MAE's officers to investigate the possibility of becoming a self-managed real estate investment trust. CRIIMI MAE's portfolio management and day-to-day-operations are now conducted by the Adviser. The CRIIMI MAE board said that it would be in the best

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

          1.   ORGANIZATION - Continued

          interests of CRIIMI MAE to consider a transaction in which CRIIMI MAE would acquire by merger or other business combination CRI, Inc.'s mortgage business. This could include the business CRI, Inc. conducts for CRIIMI MAE and certain other mortgage investment servicing, advisory and asset management business which CRI, Inc. conducts through affiliates. If a transaction is proposed, it would be subject to consideration and approval by the board and the shareholders.

          2.   BASIS OF PRESENTATION

               In the opinion of the Adviser, the accompanying unaudited consolidated financial statements of CRIIMI MAE, CRI Liquidating and CRIIMI, Inc. (a wholly owned subsidiary of CRIIMI MAE formed in 1991) contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated financial position of CRIIMI MAE, CRI Liquidating and CRIIMI, Inc. as of June 30, 1994 and
          December 31, 1993 and the consolidated results of their operations for the three and six months ended June 30, 1994 and 1993 and their cash flows for the six months ended June 30, 1994 and 1993.

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

          3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Reclassification
          ----------------
               Certain amounts in the consolidated financial statements as of December 31, 1993 and for the three and six months ended
          June 30, 1993 have been reclassified to conform to the 1994 presentation.

          4.   INVESTMENT IN MORTGAGES

               As of June 30, 1994 and December 31, 1993, CRIIMI MAE owned, directly or indirectly, 225 and 189 Government Insured Multifamily Mortgages, respectively (50 and 63, respectively, of which were owned by CRI Liquidating). During the six months ended June 30, 1994, CRIIMI MAE directly acquired 49 Government Insured Multifamily Mortgages with an aggregate purchase price of approximately $190.7 million at purchase prices ranging from $.4 million to $14.1 million, with a weighted average effective interest rate of approximately 8.1% and a weighted average remaining term of approximately 32 years. In addition, during the six months ended June 30, 1994, CRIIMI MAE funded cumulative advances of approximately $28.0 million on Government Insured Construction Mortgages with a weighted average effective interest rate of approximately 8.35%. As of June 30, 1994, CRIIMI MAE had committed approximately $25.7 million to make additional advances on Government Insured Construction Mortgages and/or acquire Government Insured Multifamily Mortgages.

               The following table summarizes the disposition of 16 Government Insured Multifamily Mortgages which occurred during the six months ended June 30, 1994:

          13

                                                              CRIIMI MAE INC.
                                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                (Unaudited)

    4.   INVESTMENT IN MORTGAGES - Continued

                                                                                              Financial
                                                                                              Statement         Tax Basis
                                 Date of          Type of       Amortized         Net        (Loss)/Gain       (Loss)/Gain
         Complex Name          Disposition      Disposition        Cost        Proceeds     Recognized(e)     Recognized(a)
    ----------------------    --------------    -----------   ------------   ------------   -------------     -------------
    Broadview Apts.(b)         January 1994     Prepayment    $  1,711,894   $  1,711,894    $         --(c)   $    (16,279)
    Lancaster House(b)         February 1994    Prepayment       3,876,426      3,800,998         (75,428)          (50,381)
    Sun Valley Apts.(b)        February 1994    Prepayment       5,119,768      5,042,692         (77,076)          (42,555)
    Windermere House           February 1994    Sale             5,896,761      8,162,613       2,265,852(d)      2,090,613(d)
    Hidden Oaks II             February 1994    Sale             1,797,170      2,637,817         840,647(d)        788,102(d)
    The Glen                   February 1994    Sale             1,812,491      2,650,555         838,064(d)        785,586(d)
    Timberlake Apts.           February 1994    Sale of          3,465,881      4,502,330       1,036,449         1,450,746
                                                 Defaulted
                                                 Mortgage
    Lincoln Countrywood Apts.  February 1994    Sale of          4,366,310      5,016,993         650,683         1,165,582
                                                 Defaulted
                                                 Mortgage
    Holly Station Tnhs. I      February 1994    Sale             3,176,619      4,184,314       1,007,695         1,383,970
    Brookridge Tnhs. II        February 1994    Sale             3,610,280      4,800,987       1,190,707         1,620,669
    Westwind Apts.             February 1994    Sale             2,852,351      3,762,095         909,744         1,246,792
    The Tree House             February 1994    Sale             4,856,892      6,393,906       1,537,014         2,112,243
    Hidden Valley Apts.        February 1994    Sale             2,889,715      3,765,154         875,439         1,213,288
    Treehaven Apts.            February 1994    Sale               904,047      1,183,758         279,711           387,159
    Holly Station Tnhs. II     February 1994    Sale             1,251,258      1,645,594         394,336           543,911
    Stonewood Apts.            June 1994        Prepayment       3,265,144      3,721,784         456,640           849,443
                                                              ------------   ------------    ------------      ------------
                                                              $ 50,853,007   $ 62,983,484    $ 12,130,477      $ 15,528,889
                                                              ============   ============    ============      ============
    (a)  Tax basis income is the basis used for determining dividends.
    (b)  Represents the involuntary disposition of a CRIIMI MAE Government Insured Multifamily Mortgage.  All other dispositions were CRI Liquidating mortgage investments.
    (c)  A loan loss in the amount of $27,918 was recognized for the year ended December 31, 1993.
    (d)  Net of aggregate incentive fees of $394,812.
    (e)  Under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and
         Equity Securities" (SFAS 115), realized gains and losses for Government Insured Multifamily Mortgages classified as Available for Sale and/or Held to Maturity are calculated based on amortized cost.

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

          4.   INVESTMENT IN MORTGAGES - Continued

               Additionally, during the six months ended June 30, 1994, CRIIMI MAE negotiated a reduction in the net stated interest rates ranging from 9.5% to 10.75% to competitive net stated interest rates ranging from 7.625% to 8.75% of eight Government Insured Multifamily Mortgages, with an aggregate face value of approximately $34.8 million as of June 30, 1994. These refinancings enabled CRIIMI MAE to avoid prepayment on the mortgages and maintain its portfolio at competitive terms. As a result of these refinancings, CRIIMI MAE recognized additional aggregate financial statement and tax basis losses of $57,534 during the six months ended June 30, 1994. On August 4, 1994, CRIIMI MAE received prepayment proceeds from one of its Government Insured Multifamily Mortgages with a face value of approximately $10.0 million. This prepayment resulted in financial statement and tax basis net gains of approximately $871,000 and $937,000, respectively.

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

          4.   INVESTMENT IN MORTGAGES - Continued

         As of June 30, 1994, CRIIMI MAE and/or CRI Liquidating have/has elected to assign to the United States Department of Housing and Urban Development (HUD) the following Government Insured Multifamily Mortgages, which were included in Investment in Mortgages at fair value:

                                                     Anticipated         Anticipated
                                      Net             Financial              Tax
                                   Carrying           Statement             Basis
          Complex Name             Value(b)          (Loss)/Gain         Gain/(Loss)
    -------------------------     -----------        ------------        ------------
    Booker Gardens Apts. (9%)     $    31,508
                                                     $     (3,815)       $      2,733
    Turtle Creek Apts.              3,731,704             265,056             669,589
    Providence Apts. (9%)(a)           33,016               4,562               4,562
    Oak Hills (a)                   3,925,829             (82,208)            (54,057)
                                  -----------        ------------        ------------
                                  $ 7,722,057        $    183,595        $    622,827
                                  ===========        ============        ============

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

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

       4.   INVESTMENT IN MORTGAGES - Continued

            In connection with CRIIMI MAE's and CRI Liquidating's implementation of SFAS 115, all of CRI Liquidating's Government Insured Multifamily Mortgages, and CRIIMI MAE's Government Insured Multifamily Mortgages which CRIIMI MAE has elected to assign to HUD (as discussed above), are recorded at fair value, as estimated below, as of June 30, 1994 and December 31, 1993; however, CRIIMI MAE's Investment in Mortgages (other than those designated by CRIIMI MAE for assignment to HUD) continues to be recorded at amortized cost based on CRIIMI MAE's intention and ability to hold these mortgages to maturity. The difference between the amortized cost and the fair value of CRI Liquidating's Government Insured Multifamily Mortgages and CRIIMI MAE's Government Insured Multifamily Mortgages which CRIIMI MAE has elected to assign to HUD represents the net unrealized gains on such Government Insured Multifamily Mortgages. CRIIMI MAE's share of the net unrealized gains on CRI Liquidating's Government Insured Multifamily Mortgages is reported as a separate component of shareholders' equity.

            The fair value of the Government Insured Multifamily
       Mortgages was based on quoted market prices.


                                                 As of June 30, 1994
                                                                             As of December 31, 1993
                                               Amortized         Fair        Amortized        Fair
                                                  Cost           Value          Cost          Value
                                              ------------   ------------   ------------   ------------
       Investment in mortgages, accounted
         for at amortized cost                $700,575,920   $670,248,969   $496,750,496   $506,582,429
                                              ============   ============   ============   ============

       Investment in mortgages, accounted
         for at fair value                    $154,861,118   $178,384,291   $193,490,825   $244,840,589
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

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)


       5. RECONCILIATION OF FINANCIAL STATEMENT NET INCOME TO TAX BASIS INCOME - Continued

            Reconciliations of the financial statement net income to the tax basis income for the three and six months ended June 30, 1994 and 1993 are as follows:


                                                        For the three months ended
                                                                                            For the six months ended

                                                                  June 30,
                                                                                                     June 30,
                                                            1994           1993                1994           1993
                                                        ------------   ------------        ------------   ------------
       Financial statement net income
         applicable to CRIIMI MAE                       $  6,076,374   $  3,490,212        $ 16,058,424   $  7,921,600
         Adjustment due to accounting
           for subsidiary as a pooling
           for financial statement purposes
           and a purchase for tax purposes                   304,283      3,801,233           2,106,741      5,036,073
         Income from investment in insured
           mortgage funds and advisory
           partnership                                        33,277         13,348              16,768         38,381
         Mortgage dispositions                                    --        120,479              43,289        203,700
         Interest income-U.S. Treasuries                     218,371        246,008             442,040        495,688
         Interest expense-defeased notes                    (305,518)      (353,688)           (623,094)      (719,417)
         Interest expense-amortization
           of deferred financing costs                      (137,109)      (161,453)            (78,427)      (246,379)
         Nondeductible expense:
           Interest expense-write-off of
             deferred financing costs                        (47,261)        16,567             891,174         16,567
           Provision for settlement of litigation           (557,340)            --            (557,340)            --
           Other                                              (4,179)       (12,126)             (9,478)       (14,176)
                                                        ------------   ------------        ------------   ------------
       Tax basis income                                 $  5,580,898   $  7,160,580        $ 18,290,097   $ 12,732,037
                                                        ============   ============        ============   ============
       Tax basis income per share                       $        .22   $        .35        $        .73  $         .63
                                                        ============   ============        ============   ============

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)


          6.   DIVIDENDS TO SHAREHOLDERS

               For the six months ended June 30, 1994, dividends of $.58 per share were paid to shareholders.

               These dividends, which include long-term capital gains, are as follows:

                                             Dividend         Record Date
                                             --------       ---------------
          Quarter ended March 31, 1994       $    .29       March 24, 1994
          Quarter ended June 30, 1994             .29       June 20, 1994

                                             --------
          Year-to-date June 30, 1994         $    .58
                                             ========

          7.   TRANSACTIONS WITH RELATED PARTIES

               Below is a summary of amounts paid or accrued to related parties during the three and six months ended June 30, 1994 and 1993:

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

    7.   TRANSACTIONS WITH RELATED PARTIES - Continued

    Amounts Paid or Accrued to Related Parties:
    ------------------------------------------

                                                    For the three months ended
                                                                                       For the six months ended

                                                            June 30,
                                                                                              June 30,
                                                     1994              1993            1994              1993
                                                 ------------      ------------    ------------      ------------
    Payments to the Adviser:
    -----------------------
    Annual fee-CRIIMI MAE(a)(i)                  $    620,325      $    232,499    $  1,117,036      $    454,296
    Annual fee-CRI Liquidating(a)                     171,346(g)        258,446         365,847(g)        648,243(g)
    Incentive fee-CRIIMI MAE (a)                       46,830            41,976         264,052            78,260(h)
    Incentive fee-CRI Liquidating(f)                       --                --         394,812           201,876
    Mortgage selection fees-CRIIMI MAE(b)           1,029,232           532,080       1,132,798           532,080
                                                 ------------      ------------    ------------      ------------
           Total                                 $  1,867,733      $  1,065,001    $  3,274,545      $  1,914,755
                                                 ============      ============    ============      ============
    Payments to CRI:
    ---------------
    Expense reimbursement - CRIIMI MAE (c)       $    344,213      $    145,450    $    699,867      $    286,776
    Expense reimbursement - CRI Liquidating (c)        69,527            67,842         145,613           146,545
                                                 ------------      ------------    ------------      ------------
           Total                                 $    413,740      $    213,292    $    845,480      $    433,321
                                                 ============      ============    ============      ============
    Amounts Received or Accrued from
      Related Parties:
      ---------------
      CRIIMI, Inc. Income (d)                    $    434,045      $    411,808    $    931,505      $    871,610
      Return of capital (e)                           204,181           (13,377)        527,599                --
                                                 ------------      ------------    ------------      ------------
           Total                                 $    638,226      $    398,431    $  1,459,104      $    871,610
                                                 ============      ============    ============      ============
      CRI/AIM Investment Limited
        Partnership(d)(i)                        $    175,000      $    175,000    $    350,000      $    350,000


                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

          7.   TRANSACTIONS WITH RELATED PARTIES - Continued

          (a) Included in the accompanying consolidated statements of income.
          (b) Included as deferred costs on the accompanying consolidated balance sheets.
          (c) Included as general and administrative expenses on the accompanying consolidated statements of income.
          (d) Included as income from investment in insured mortgage funds and advisory partnership, before amortization, on the accompanying consolidated statements of income.
          (e) Included as a reduction of investment in insured mortgage funds and advisory partnership on the accompanying consolidated balance sheets.
          (f) Netted from gains on mortgage dispositions on the accompanying consolidated statements of income.
          (g) As a result of reaching the Carryover CRIIMI I Target Yield during the first and second quarters of 1994, CRI Liquidating paid deferred annual fees of $31,279 and $29,068, respectively, as compared to $127,819 for the first quarter of 1993. The amount paid in the first quarter of 1993 included deferred annual fees of $86,395 from the third and fourth quarters of 1992.
          (h) Represents an under accrual of the fourth quarter 1992 CRIIMI MAE Incentive Fee.
          (i) As of June 1, 1993, pursuant to the First Amendment to the CRI Insured Mortgage Association, Inc. Advisory Agreement, CRIIMI MAE was granted the right to reduce the amounts paid to the Adviser by the difference between CRIIMI MAE's guaranteed $700,000 distribution from CRI/AIM Investment Limited Partnership and the amount actually paid to CRIIMI MAE by CRI/AIM Investment Limited Partnership. As such, the amounts paid to the Adviser for the six months ended June 30, 1994 were reduced by $157,070 which represents the difference between the guaranteed distribution for the period and the amount actually paid to CRIIMI MAE.

          8.   LONG-TERM DEBT

               The following table summarizes CRIIMI MAE's long-term debt outstanding as of June 30, 1994 and December 31, 1993:

                                                As of         As of
                                               June 30,    December 31,
                                                1994           1993
                                            ------------   ------------
          Master Repurchase Agreements      $454,427,525   $331,712,648
          Revolving Credit Facility          110,000,000             --
          Bank Term Loan                      35,621,400     52,026,400
                                            ------------   ------------

               Total Long-Term Debt         $600,048,925   $383,739,048
                                            ============   ============

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

          8.   LONG-TERM DEBT - Continued

          Master Repurchase Agreements
          ----------------------------
               On April 30, 1993, CRIIMI MAE entered into master repurchase agreements, (collectively, with the additional repurchase agreement described below, the Master Repurchase Agreements) with Nomura Securities International, Inc. and Nomura Asset Capital Corporation (collectively, Nomura) which provided CRIIMI MAE with $350.0 million of available financing for a three-year term, expiring April 30, 1996. CRIIMI MAE intends to seek renewal of the Master Repurchase Agreements upon expiration. Interest on such borrowings is based on the three-month LIBOR plus .75% or .50% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. For the six months ended June 30, 1994 and 1993, the three-month LIBOR for these borrowings ranged from 3.250% to 4.875% and from 3.125% to 3.188%, respectively. The value of the GNMA Mortgage-Backed Securities and FHA-Insured Loans pledged as collateral must equal at least 105% and 110%, respectively, of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities.

               On November 30, 1993, CRIIMI MAE entered into additional repurchase agreements with Nomura pursuant to which Nomura agreed to provide CRIIMI MAE with an additional $150.0 million of available financing for a three-year term, expiring October 27, 1996. CRIIMI MAE intends to seek renewal of these additional repurchase agreements upon expiration. Interest on such borrowings for the first twelve months after the initial funding (April 1994) is based on the three-month LIBOR plus .90% or .70% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. The value of the GNMA Mortgage-Backed Securities and FHA-Insured Loans pledged as collateral must equal at least 107% and 110%, respectively, of the amounts borrowed. No more than 40% of the collateral pledged may be FHA-Insured Loans and no less than 60% may be GNMA Mortgage-Backed Securities. CRIIMI MAE was required to pay commitment fees of three basis points per month on the unutilized amount through June 1994 and twelve basis points on any remaining unused amounts as of July 1, 1994. For the six months ended June 30, 1994, CRIIMI MAE incurred approximately $300,000 in commitment fees related to the $150.0 million facility.

               As of June 30, 1994, CRIIMI MAE had borrowed approximately $404.4 million of the funds available under the Master Repurchase Agreements to acquire Government Insured Multifamily Mortgages and approximately $50 million to repay a portion of borrowings under the Commercial Paper Facility, as discussed below.

                 As of June 30, 1994, mortgage investments directly owned by CRIIMI MAE, which approximate $486.6 million at fair value and $512.6 million at face value, were used as collateral pursuant to certain terms of the Master Repurchase Agreements. In addition, under the Master Repurchase Agreements, CRIIMI MAE's debt-to-equity ratio may not exceed 2.5:1. As of June 30, 1994, CRIIMI MAE's debt-to-equity ratio was approximately 2.4:1.

          Revolving Credit Facility/Commercial Paper Facility
          ---------------------------------------------------
               In the first quarter of 1994, borrowings under the Commercial Paper Facility, which matured on February 28, 1994, were replaced with revolving credit loans. During the period January 1, 1994 through February 28, 1994, the maximum amount outstanding on these borrowings was approximately $95.3 million and the weighted average amount outstanding was approximately $86.4 million. The weighted average interest rate for the period of January 1, 1994 through February 28, 1994 on these borrowings was 3.31%.

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

          8.   LONG-TERM DEBT - Continued

               As of February 28, 1994, these borrowings were replaced with a 30-month non-amortizing revolving credit facility (the Revolving Credit Facility) provided by certain lenders which had participated in the Commercial Paper Facility. Under the Revolving Credit Facility, the lenders have agreed to loan CRIIMI MAE an aggregate principal amount of $110 million.

               The interest rate on borrowings under the Revolving Credit Facility is based on CRIIMI MAE's choice of (i) the one, two, three or six-month LIBOR plus an interest rate margin of .50%, .5625%, or .625% depending on the percentage of GNMA Mortgage-Backed Securities pledged as collateral or (ii) a base rate equal to the higher of either the lender's prime rate or .50% per annum above the Federal Funds rate, plus an interest rate margin of 0%, .0625%, or .125% depending on the percentage of GNMA Mortgage-Backed Securities held as collateral. During the period of February 28, 1994 through June 30, 1994, the weighted average interest rate, excluding interest rate margin costs as described above, on the borrowings under the Revolving Credit Facility (based on LIBOR) was 4.018%. The value of the collateral pledged must equal at least 110% of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities. As of June 30, 1994, mortgage investments directly owned by CRIIMI MAE, which approximated $125.8 million at face value and $126.4 million at fair value, were used as collateral pursuant to the terms of the Revolving Credit Facility.

               As of June 30, 1994, CRIIMI MAE had used the entire amount available under the Revolving Credit Facility ($110.0 million) to acquire Government Insured Multifamily Mortgages and to repay borrowings under the aforementioned Commercial Paper Facility.

               Effective August 5, 1994, an additional $25 million was made available for borrowing by CRIIMI MAE under this facility. The terms of the Revolving Credit Agreement, as amended, prohibit CRIIMI MAE or its subsidiaries from: (i) creating, incurring, or permitting any lien on any assets of CRIIMI MAE or its subsidiaries; (ii) incurring, subject to certain exceptions, any debt not expressly approved by the lending banks; and (iii) permitting the debt-to-equity ratio to exceed 2.5:1. CRIIMI MAE will be required to pay commitment fees of twenty five basis points per annum on the $25 million increase to the facility.

          Bank Term Loan
          --------------
               On October 23, 1991, CRIIMI MAE entered into a credit agreement with two banks for a reducing term loan facility (the Bank Term Loan) in an aggregate amount not to exceed $85.0 million, subject to certain terms and conditions. In December 1992, the credit agreement was amended to increase the reducing term loan by $15.0 million. The Bank Term Loan had an outstanding principal balance of approximately $35.6 million and approximately $52.0 million as of June 30, 1994 and December 31, 1993, respectively. As of June 30, 1994 and December 31, 1993, the Bank Term Loan was secured by the value of 13,124,000 and 13,874,000 CRI Liquidating shares owned by CRIIMI MAE, respectively. The Bank Term Loan requires a quarterly principal payment based on the greater of (i) the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing the Bank Term Loan or (ii) an amount to bring the Bank Term Loan to its scheduled outstanding balance at the end of such quarter. The minimum amount of annual principal payments is approximately $15.8 million, with any remaining amounts of the original $85.0 million of principal due in April 1996 and any remaining amounts of the $15.0 million of increased principal due in December 1996. The Bank Term Loan also requires that CRIIMI MAE's debt-to-equity ratio cannot exceed 2.5:1.

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

          8.   LONG-TERM DEBT - Continued

               The amended Bank Term Loan provides for an interest rate of 1.10% over three-month LIBOR plus an agent fee of 0.05% per year. As of June 30, 1994 and 1993, LIBOR for borrowings under the Bank Term Loan was 4.781% and 3.344% respectively.

          9.   INTEREST RATE HEDGE AGREEMENTS

               As of June 30, 1994, CRIIMI MAE had total debt of approximately $600 million. CRIIMI MAE's use of leverage carries with it the risk that the cost of its borrowings could increase relative to the return on its mortgage investments, which could result in reduced net income or a net loss and thereby reduce the return to its shareholders. To partially limit the adverse effects of rising interest rates, CRIIMI MAE has entered into a series of interest rate hedging agreements in an aggregate notional amount approximately equal to all of its outstanding borrowings and commitments. Borrowings by CRIIMI MAE generally are hedged by collar or cap agreements, as described below.

               As of June 30, 1994, CRIIMI MAE had in place interest rate collars based on the CP Index with an aggregate notional amount of $115 million, a weighted average floor of 8.55% and a weighted average cap of 10.37%. As of June 30, 1994, these collar agreements carried minimum interest rates which were between approximately 3.88% and 4.25% above the June 30, 1994 CP Index. Such hedging agreements expire in 1995. While there is no assurance that any new agreements will be made, the Adviser is exploring alternatives to replace these hedging agreements when they expire.

               As a result of minimum interest rate levels associated with the swap agreement terminated in December, 1993 and the collar agreements which expire in 1995, CRIIMI MAE incurred additional interest expense of approximately $2.8 million and approximately $4.3 million for the six months ended June 30, 1994 and 1993, respectively. Additionally, CRIIMI MAE incurred amortization of $787,274 and $90,069 for the six months ended June 30, 1994 and 1993, respectively, relating to the establishment of interest rate hedges.

               Additionally, as of June 30, 1994, CRIIMI MAE had in place interest rate caps based on the CP Index and LIBOR. The caps based on the CP Index have an aggregate notional amount of $50 million with a weighted average cap of 8.73%. The caps based on the three-month LIBOR, have an aggregate notional amount of $400 million with a weighted average cap of 6.28%. As of June 30, 1994, the cap agreements based on the three-month LIBOR were between approximately 1.13% and 1.63% above the current three-month LIBOR and the cap agreements based on the CP Index were between 3.95% and 4.50% above the current CP Index. In addition, one cap based on the one-month LIBOR with a notional amount of $35 million had a cap of 6.125%, which was approximately 1.56% above the one-month LIBOR.

                                                             CRIIMI MAE INC.
                                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               (Unaudited)
       9.   INTEREST RATE HEDGE AGREEMENTS - Continued

             Hedging             Notional
            Instrument            Amount            Effective Date         Maturity Date       Floor     Cap    Index(c)
         ----------------     --------------     --------------------    -----------------    ------   -------  --------
         Collar               $ 30.0 million     March 7, 1990           March 7, 1995        8.375%   10.125%      CP
         Collar                 20.0 million     March 30, 1990          March 30, 1995       8.375%   10.125%      CP
         Collar                 30.0 million     July 8, 1990            February 8, 1995     8.625%   10.625%      CP
                                                 July 9, 1990 through
         Accreting Collar       35.0 million     December 9, 1990        July 9, 1995         8.750%   10.500%      CP
         Cap (b)                25.0 million     May 24, 1991            May 24, 1996          N/A      9.000%      CP
         Cap                    25.0 million     June 17, 1991           June 17, 1996         N/A      8.450%      CP
         Cap (a)                50.0 million     June 25, 1993           June 25, 1998         N/A      6.50%      LIBOR
         Cap (a)                50.0 million     July 1, 1993            June 3, 1996          N/A      6.50%      LIBOR
         Cap (a)                50.0 million     July 20, 1993           July 20, 1998         N/A      6.25%      LIBOR
         Cap (a)                50.0 million     August 10, 1993         August 10, 1997       N/A      6.00%      LIBOR
         Cap (a)                50.0 million     August 27, 1993         August 27, 1997       N/A      6.125%     LIBOR
         Cap (a)                50.0 million     November 10, 1993       November 10, 1997     N/A      6.00%      LIBOR
         Cap (a)                35.0 million     February 2, 1994        February 2, 1999      N/A      6.125%     LIBOR
         Cap (a)                50.0 million     March 15, 1994          March 15, 1997        N/A      6.375%     LIBOR
         Cap (a)                50.0 million     March 25, 1994          March 25, 1998        N/A      6.50%      LIBOR
                              --------------
                              $600.0 million
                              ==============
       (a)  Approximately $4.5 million and $2.3 million of costs were incurred during 1993 and the six months ended
            June 30, 1994, respectively, in connection with the establishment of interest rate hedges.  These costs are being amortized using the effective interest method over the term of the interest rate hedge agreements for financial statement purposes and in accordance with the regulations under Internal Revenue Code Section 446 with respect to notional principal contracts for tax purposes.
       (b)  On May 24, 1993, CRIIMI MAE and the counterparty to the collar, CIBC, terminated the floor on this former collar.  In consideration of such termination, CRIIMI MAE paid CIBC approximately $2.3 million.  This amount was deferred on the accompanying consolidated balance sheets as the underlying debt being hedged is still outstanding.  This amount will be amortized for the period from May 24, 1993 through May 26, 1996.  CRIIMI
            MAE amortized approximately $.4 million of this deferred amount in the accompanying consolidated statement of income for the six months ended June 30, 1994.
       (c)  The hedges are based either on the 30-day Commercial Paper Composite Index (CP), three-month LIBOR, or one-
            month LIBOR.

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

          9.   INTEREST RATE HEDGE AGREEMENTS - Continued

               In addition, CRIIMI MAE entered into an interest rate hedge agreement on the Bank Term Loan to cap the interest rate at 6.5% based on the expected paydown schedule and an incremental hedge of 10.5% on a notional amount equivalent to the difference between the required and expected paydown schedules of the Bank Term Loan. As of June 30, 1994, three-month LIBOR was approximately 1.72% below the 6.5% cap.

               CRIIMI MAE is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreements should interest rates exceed the caps. However, the Adviser does not anticipate nonperformance by any of the counterparties, each of which has long-term debt ratings of A or above by Standard and Poor's and A3 or above by Moody's.

          10.  SETTLEMENT OF LITIGATION

               In connection with the settlement of certain class action litigation involving CRIIMI MAE and certain of its affiliates, CRIIMI MAE entered into a settlement agreement, which was approved by the Court on November 18, 1993, providing, among other things, for the issuance of up to 2.5 million warrants, exercisable for 18 months after issuance, to purchase shares of CRIIMI MAE common stock at an exercise price of $13.17 per share (the Settlement Agreement). The number of warrants to be issued was dependent on the number of class members who submitted proof of claim forms by April 15, 1994. Based on the proofs of claim submitted as of such date, CRIIMI MAE issued approximately 334,000 warrants pursuant to the settlement agreement. In April 1994, CRIIMI MAE filed a Registration Statement on Form S-3 (Commission File No. 33-53031) to register up to 375,000 shares of CRIIMI MAE's common stock, issuable upon the exercise of the warrants of CRIIMI MAE.

               Based on the Adviser's initial estimate of the number of warrants to be issued, CRIIMI MAE accrued a total provision of $1.5 million (which included the uninsured portion of a cash payment of $250,000 made in connection with the Settlement Agreement) in its consolidated statement of income for the year ended December 31, 1993. Because the actual number of warrants issued pursuant to the Settlement Agreement was significantly lower than the initial estimate, CRIIMI MAE reduced this provision in June 1994 to approximately $950,000.

               The exercise of the warrants will not result in a charge to CRIIMI MAE's tax basis income. Further, the Adviser believes that the exercise of the warrants will not have a material adverse effect on CRIIMI MAE's tax basis income per share or annualized cash dividends per share because CRIIMI MAE will invest the proceeds from any exercise of the warrants in accordance with its investment policy to purchase Government Insured Multifamily Mortgages and other authorized investments. However, in the case of a significant decline in the yield on mortgage investments and a significant decrease in the net positive spread which CRIIMI MAE could achieve on its borrowings, the exercise of the warrants may have a dilutive effect on tax basis income per share and cash dividends per share. Receipt of the proceeds from the exercise of the warrants will increase CRIIMI MAE's shareholders' equity.

          11.  SUBSEQUENT EVENT/OTHER

               CRIIMI MAE has invested and continues to invest primarily in Government Insured Multifamily Mortgages and government insured or guaranteed multifamily construction loans. As of June 30, 1994, CRIIMI MAE owned directly or indirectly through its subsidiary, CRI Liquidating, 225 Government Insured Multifamily Mortgages with an aggregate carrying value of approximately $879 million.

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

          11.  SUBSEQUENT EVENT/OTHER - Continued

               In addition to investing in Government Insured Multifamily Mortgages, CRIIMI MAE's board of directors has authorized CRIIMI MAE to invest in a limited amount of other mortgage investments which are not federally insured or guaranteed. Since adoption of this policy, CRIIMI MAE and its Adviser have been reviewing opportunities for investment in other real estate securities which complement CRIIMI MAE's existing holdings. In the current investment climate, CRIIMI MAE's Adviser believes that well-researched investments in high yielding subordinated debt securities represent attractive investment opportunities. Such new investments are expected to enhance CRIIMI MAE's projected dividend by diversifying its asset base with the addition of higher-yielding/higher risk assets.

               Accordingly, as of August 1, 1994 CRIIMI MAE had purchased two tranches of subordinated securities issued by a real estate mortgage investment conduit (REMIC) sponsored by Citibank N.A. The securities, which were purchased for approximately $12.3 million, have a face value of approximately $22.4 million and are backed by a portfolio of uninsured multifamily and commercial mortgages with an aggregate face value of approximately $172 million. Approximately 70% of the mortgages in the portfolio are mortgages on multifamily properties; the remainder are mortgages on commercial properties. CRIIMI MAE's Adviser and its affiliates applied their extensive knowledge of multifamily and commercial mortgages to perform due diligence on all of the mortgage investments comprising the pool. This analysis included reviewing the operating records of all the underlying real estate assets, reviewing appraisals, environmental studies, market studies, architectural and engineering reviews, and independently developing projected operating budgets. In addition, site visits were conducted at substantially all of the properties, providing confirmation of market and architectural studies. With the benefit of this information, CRIIMI MAE purchased the unrated tranche and the most subordinated rated tranche of the portfolio.

               The securities issued by this REMIC are collateralized by mortgages placed on the multifamily and commercial properties. The REMIC allocates the cash flow from these mortgages to the securitized tranches, with the investment grade or higher rated tranches having a priority right to the cash flow until their investment returns are met. Then any remaining cash flow is allocated among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the unrated tranche will bear this loss first. To the extent there are losses in excess of the unrated tranche's stated right to principal and interest, then the most subordinated rated tranche will begin absorbing losses. Because these tranches absorb the losses first, they were purchased by CRIIMI MAE at a substantial discount to their face amount.

               It is the policy of CRIIMI MAE to make investments of this type only when satisfactory arrangements exist whereby CRIIMI MAE can closely monitor the management of the pool. In this case, CRICO Mortgage Company (CRICO), an affiliate of the Adviser, will not only service a majority of the mortgage investments comprising the pool, thereby enabling CRICO to continuously monitor the performance of the pool, but will also actively pursue resolution of delinquencies that may develop and maintain current records on the properties' operations and tax and insurance liabilities. Additionally, CRICO is the special servicer for the entire portfolio which places it directly in the position of asset manager in the event that a default develops. As special servicer, CRICO will use its efforts to create a financial solution designed to maximize the benefit to all of the investors in the portfolio, including CRIIMI MAE.

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)

          11.  SUBSEQUENT EVENT/OTHER - Continued

               The following table summarizes certain terms related to this investment:

                                     Face              Purchase
             Tranche                Amount               Price
          -------------          ------------        ------------

          B-2 (B-Rated)          $ 10,320,957        $  7,708,723

          B-3 (Unrated)            12,041,520           4,635,985
                                 ------------        ------------
                                 $ 22,362,477        $ 12,344,708
                                 ============        ============

               It is anticipated that CRIIMI MAE will finance approximately 70% of its acquisition of the B-2 tranche, or approximately $5.4 million. The anticipated terms of such financing include a twelve-month term with several six-month renewal options, bearing interest at the six-month LIBOR plus 110 basis points.

               CRIIMI MAE anticipates the tax basis return on this investment will approximate 30% over the next twelve months.
          This return was determined based on projected cash basis interest income, assuming no defaults or unrecoverable losses, net of interest expense attributable to the financing of the B-2 tranche, as discussed above, and adjusted for amortization of original issue discount related to these securities.

               The anticipated tax basis return is based upon a number of assumptions that are currently subject to several business and economic uncertainties and contingencies, including, without limitation, prevailing interest rates, the general condition of the real estate market, competition for tenants, and changes in market rental rates. As these uncertainties and contingencies are generally beyond CRIIMI MAE's control, no assurance can be given that the anticipated tax basis return for the next twelve months or periods thereafter will be achieved.

               Although investments in Government Insured Multifamily Mortgages and government insured or guaranteed multifamily construction loans will continue to comprise an overwhelming majority of CRIIMI MAE's total consolidated asset base, CRIIMI MAE expects that investments similar to the REMIC tranches discussed above will represent a major component of CRIIMI MAE's new business activity during the next 18 months. These investments will be made only after CRIIMI MAE has performed extensive due diligence on the assets and has determined that certain underwriting criteria have been met. CRIIMI MAE currently expects that investments of this type are not expected to exceed 10% of its total consolidated asset base during the next 18 months.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

          Results of Operations
          ---------------------
               CRIIMI MAE earned approximately $5.6 million in tax basis income for the three months ended June 30, 1994, a 22.1% decrease from approximately $7.2 million for the three months ended June 30, 1993. CRIIMI MAE earned approximately $18.3 million in tax basis income for the six months ended June 30, 1994, a 43.7% increase from approximately $12.7 million for the six months ended June 30, 1993. On a per share basis, tax basis income for the three months ended June 30, 1994 decreased to approximately $0.22 per share from approximately $0.35 per share for the three months ended June 30, 1993. On a per share basis, tax basis income for the six months ended June 30, 1994 increased to approximately $0.73 per share from approximately $0.63 per share for the six months ended June 30, 1993.

               Net income for financial statement purposes was approximately $6.1 million for the three months ended June 30, 1994, a 74.1% increase from approximately $3.5 million for the three months ended June 30, 1993. Net income for financial statement purposes was approximately $16.1 million for the six months ended June 30, 1994, a 102.7% increase from approximately $7.9 million for the six months ended June 30, 1993. On a per share basis, financial statement net income for the three months ended June 30, 1994 increased to approximately $0.24 per share from approximately $0.17 per share for the three months ended June 30, 1993. On a per share basis, financial statement net income for the six months ended June 30, 1994 increased to approximately $0.69 per share from approximately $0.39 per share for the six months ended June 30, 1993.

               Total income increased approximately $4.3 million or 33.1% to approximately $17.2 million for the three months ended June 30, 1994 from approximately $12.9 million for the three months ended June 30, 1993. Total income increased approximately $7.3 million or 28.3% to approximately $33.1 million for the six months ended June 30, 1994 from approximately $25.8 million for the six months ended June 30, 1993. These increases were primarily due to growth in mortgage investment income which CRIIMI MAE experienced during 1993 and 1994, as described below.

               Mortgage investment income increased approximately $5.2 million or 46.8% to approximately $16.4 million for the three months ended June 30, 1994 from approximately $11.1 million for the three months ended June 30, 1993. Mortgage investment income increased approximately $8.6 million or 38.4% to approximately $31.2 million for the six months ended June 30, 1994 from approximately $22.5 million for the six months ended June 30, 1993. These increases were principally due to an increase in mortgage investments, net of dispositions, resulting from acquisitions of Government Insured Multifamily Mortgages and advances on Government Insured Construction Mortgages during 1993 and the three and six months ended June 30, 1994, which were principally funded by proceeds from the Master Repurchase Agreements and the Equity Offering described below in "Master Repurchase Agreements" and "Other Events," respectively.

               Other investment income decreased approximately $1.0 million or 81.1% to approximately $.2 million for the three months ended June 30, 1994 from approximately $1.2 million for the three months ended June 30, 1993. Other investment income decreased approximately $1.2 million or 62.0% to approximately $.8 million for the six months ended June 30, 1994 from approximately $2.0 million for the six months ended June 30, 1993. These decreases were attributable to other investment income earned in 1993 on approximately $79.3 million in other short-term investments acquired by CRIIMI MAE and CRI Liquidating during the six months ended June 30, 1993, all of which were disposed of by December 31, 1993.

               Total expenses increased approximately $1.9 million or 24.6% to approximately $9.8 million for the three months ended June 30, 1994 from approximately $7.9 million for the three months ended June 30, 1993. Total expenses increased approximately $5.1

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


          million or 33.0% to approximately $20.5 million for the six months ended June 30, 1994 from approximately $15.4 million for the six months ended June 30, 1993. These increases are principally due to increases in interest expense, and annual and incentive fees to related party, as described below. Partially offsetting this increase was an adjustment to the provision for settlement of litigation of approximately $.6 million as discussed below.

               Interest expense increased approximately $2.3 million or 36.4% to approximately $8.5 million for the three months ended June 30, 1994 from approximately $6.2 million for the three months ended June 30, 1993. Interest expense increased approximately $4.8 million or 39.1% to approximately $17.0 million for the six months ended June 30, 1994 from approximately $12.2 million for the six months ended June 30, 1993. These increases were principally a result of additional amounts borrowed during 1993 and 1994 under the Master Repurchase Agreements, the Revolving Credit Facility and the Commercial Paper Facility.

               Other operating expenses, including fees to related party, decreased approximately $0.3 million or 20.8% to approximately $1.3 million for the three months ended June 30, 1994 from approximately $1.6 million for the three months ended June 30, 1993. Other operating expenses, including fees to related party, increased approximately $0.3 million or 9.1% to approximately $3.5 million for the six months ended June 30, 1994 from approximately $3.2 million for the six months ended June 30, 1993. These variances were primarily attributable to increases in fees paid to related party as discussed below, and general and administrative expenses (principally payroll) and mortgage servicing fees due primarily to increased mortgage acquisition and disposition activities. These increases in expenses were offset by an adjustment to the provision for settlement of litigation, as discussed below.

               Total fees to related party, as presented on the consolidated statements of income, are comprised of annual fees and incentive fees paid to the Adviser. The Adviser receives annual fees for managing the portfolios of CRIIMI MAE and CRI Liquidating. These fees include a base component equal to a percentage of average invested assets. In addition, fees paid to the Adviser by CRI Liquidating may include a performance-based component that is referred to as the deferred component. The deferred component, which is also calculated as a percentage of average invested assets, is computed each quarter but paid (and expensed) only upon meeting certain performance goals. If these goals are not met, the deferred component accumulates and may be paid in the future if cumulative goals are met. In addition, certain incentive fees are paid by CRIIMI MAE and CRI Liquidating on a current basis if certain performance goals are met.

               Total fees to related party increased approximately $306,000 or 57.3% to approximately $839,000 for the three months ended June 30, 1994 from approximately $533,000 for the three months ended June 30, 1993. Total fees to related party increased approximately $566,000 or 47.9% to approximately $1,747,000 for the six months ended June 30, 1994 from approximately $1,181,000 for the six months ended June 30, 1993. These increases were the result of increases in the CRIIMI MAE incentive and annual fees during the three and six months ended June 30, 1994, as discussed below. Annual fees increased approximately $301,000 or 61.3% to approximately $792,000 for the three months ended June 30, 1994 from approximately $491,000 for the three months ended June 30, 1993. Annual fees increased approximately $380,000 or 34.5% to approximately $1,483,000 for the six months ended June 30, 1994 from approximately $1,103,000 for the six months ended June 30, 1993. These increases were primarily due to increased CRIIMI MAE mortgage acquisitions and advances on Government Insured Construction Mortgages. Partially offsetting these increases in annual fees for the three and six months ended June 30, 1994 as compared to the same periods in 1993, was a reduction in the base

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


          component of the annual fees payable by CRI Liquidating resulting from mortgage dispositions during 1994 and 1993, as well as a reduction in the base component of the CRI Liquidating annual fee from .25% to .125% of average invested assets formerly held by CRIIMI III. Also offsetting these increases in annual fees for these periods was a reduction in the deferred component of the CRI Liquidating annual fee.

               The CRIIMI MAE incentive fee is equal to 25% of the amount by which net income from additional mortgage investments exceeds the annual target return on equity and is payable quarterly, subject to year-end adjustment. The incentive fee increased approximately $5,000 or 11.6% to approximately $47,000 for the three months ended June 30, 1994 from approximately $42,000 for the three months ended June 30, 1993. The incentive fee increased approximately $186,000 or 237.4% to approximately $264,000 for the six months ended June 30, 1994 from approximately $78,000 for the six months ended June 30, 1993. These increases were attributable to the fact that CRIIMI MAE's net income from additional mortgage investments exceeded the annual target return on equity during the first and second quarters of 1994; accordingly, an incentive fee was paid during these quarters. This compares to the three and six months ended June 30, 1993 when CRIIMI MAE's net income from additional mortgage investments did not exceed the annual target return on equity and the incentive fee paid represented an adjustment to the fourth quarter 1992 incentive fee.

               Gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage investments disposed of during the period. Gains on mortgage dispositions increased approximately $21,000 or 4.7% to approximately $457,000 in the three months ended June 30, 1994 from approximately $436,000 in the three months ended June 30, 1993. Gains on mortgage dispositions increased approximately $9.8 million or 391.8% to approximately $12.3 million in the six months ended June 30, 1994 from approximately $2.5 million in the six months ended June 30, 1993. These increases were primarily due to the sale of twelve CRI Liquidating Government Insured Multifamily Mortgages in February 1994, all of which resulted in gains. The Adviser disposed of these mortgages during the week before an increase in the Federal funds rate by the Federal Reserve and thereby locked-in gains before mortgage prices dropped. The sales resulted in financial statement gains of approximately $11.8 million and tax basis gains of approximately $14.8 million. This compares to the disposition of two and four CRI Liquidating Government Insured Multifamily Mortgages during the three and six months ended June 30, 1993, respectively, that generated financial statement gains of approximately $436,000 and $2.5 million, respectively and tax basis gains of approximately $4.8 million and $7.7 million, respectively.

               Losses from mortgage dispositions decreased approximately $141,000 or 92.8% to approximately $11,000 in the three months ended June 30, 1994 from approximately $152,000 in the same period in 1993. Losses from mortgage dispositions decreased approximately $480,000 or 69.6% to approximately $210,000 in the six months ended June 30, 1994 from approximately $690,000 in the same period in 1993. These decreases were primarily due to the financial statement loss of approximately $.5 million recognized in March 1993 as a result of the prepayment of one CRIIMI MAE Government Insured Multifamily Mortgage.

          Liquidity
          ---------
               CRIIMI MAE and CRI Liquidating closely monitor their cash flow and liquidity positions in an effort to ensure that sufficient cash is available for operations and debt service requirements and to continue to qualify as REITs. CRIIMI MAE and CRI Liquidating's cash receipts, which are derived from scheduled payments of outstanding principal of and interest on, and proceeds from dispositions of, mortgage investments held by CRIIMI MAE and CRI Liquidating, plus cash receipts from interest

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


          on temporary investments, borrowings, cash received from CRIIMI MAE's interests in the AIM Funds and advisory partnership, and cash received from CRI Liquidating's investment in limited partnerships (Participations), were sufficient for the three and six month periods ended June 30, 1994 and 1993 to meet operating, investing and financing cash requirements. It is anticipated that cash receipts will be sufficient in future periods to meet similar cash requirements. Cash flow was also sufficient to provide for the payment of dividends to shareholders. As of June 30, 1994, there were no significant commitments for capital expenditures; however, as of such date, CRIIMI MAE had committed to fund additional Government Insured Construction Mortgages and acquire additional Government Insured Multifamily Mortgages totalling approximately $25.7 million. Additionally, CRIIMI MAE has committed to acquire two tranches of subordinated securities for approximately $12.3 million, as discussed below.

               Dividends -- During the first and second quarters of 1994, CRIIMI MAE increased its quarterly dividend to $0.29 per share from $0.28 per share for the previous quarters in 1993. CRIIMI MAE's objective is to pay a stable quarterly dividend and to increase the tax basis income over time, and thereby increase the quarterly dividend. Although the mortgage investments held by CRIIMI MAE and CRI Liquidating yield a fixed monthly mortgage payment once purchased, the cash dividends paid by CRIIMI MAE and by CRI Liquidating will vary during each period due to several factors. The factors which impact CRIIMI MAE's dividend include
          (i) the distributions which CRIIMI MAE receives on its CRI Liquidating shares, (ii) the Net Positive Spreads (as defined below) on borrowings under CRIIMI MAE's financing facilities,
          (iii) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's London Interbank Offered Rate (LIBOR) based debt is priced, (iv) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends,
          (v) the yield at which principal from scheduled monthly mortgage payments, mortgage dispositions and distributions from the AIM Funds and from CRI Liquidating can be reinvested, (vi) variations in the cash flow received from the AIM Funds, and (vii) changes in operating expenses.

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

               Mortgage Investments -- As of June 30, 1994 and December 31, 1993, CRIIMI MAE owned, directly or indirectly, 225 and 189 Government Insured Multifamily Mortgages, respectively (50 and 63, respectively, of which were owned by CRI Liquidating).
          During the six months ended June 30, 1994, CRIIMI MAE directly acquired 49 Government Insured Multifamily Mortgages with an aggregate purchase price of approximately $190.7 million at purchase prices ranging from $.4 million to $14.1 million, with a weighted average effective interest rate of approximately 8.1% and a weighted average remaining term of approximately 32 years. In addition, during the six months ended June 30, 1994, CRIIMI MAE funded cumulative advances of approximately $28.0 million on Government Insured Construction Mortgages with a weighted average effective interest rate of approximately 8.35%. As of June 30, 1994, CRIIMI MAE had committed approximately $25.7 million to make additional advances on Government Insured Construction Mortgages and/or acquire Government Insured Multifamily Mortgages.

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - Continued

         The following table summarizes the disposition of 16 Government Insured Multifamily Mortgages which occurred during the six months ended June 30, 1994:
                                                                                              Financial
                                                                                              Statement         Tax Basis
                                 Date of          Type of       Amortized         Net        (Loss)/Gain       (Loss)/Gain
         Complex Name          Disposition      Disposition        Cost        Proceeds     Recognized(e)     Recognized(a)
    ----------------------    --------------    -----------   ------------   ------------   -------------     -------------
    Broadview Apts.(b)         January 1994     Prepayment    $  1,711,894   $  1,711,894    $         --(c)   $    (16,279)
    Lancaster House(b)         February 1994    Prepayment       3,876,426      3,800,998         (75,428)          (50,381)
    Sun Valley Apts.(b)        February 1994    Prepayment       5,119,768      5,042,692         (77,076)          (42,555)
    Windermere House           February 1994    Sale             5,896,761      8,162,613       2,265,852(d)      2,090,613(d)
    Hidden Oaks II             February 1994    Sale             1,797,170      2,637,817         840,647(d)        788,102(d)
    The Glen                   February 1994    Sale             1,812,491      2,650,555         838,064(d)        785,586(d)
    Timberlake Apts.           February 1994    Sale of          3,465,881      4,502,330       1,036,449         1,450,746
                                                 Defaulted
                                                 Mortgage
    Lincoln Countrywood Apts.  February 1994    Sale of          4,366,310      5,016,993         650,683         1,165,582
                                                 Defaulted
                                                 Mortgage
    Holly Station Tnhs. I      February 1994    Sale             3,176,619      4,184,314       1,007,695         1,383,970
    Brookridge Tnhs. II        February 1994    Sale             3,610,280      4,800,987       1,190,707         1,620,669
    Westwind Apts.             February 1994    Sale             2,852,351      3,762,095         909,744         1,246,792
    The Tree House             February 1994    Sale             4,856,892      6,393,906       1,537,014         2,112,243
    Hidden Valley Apts.        February 1994    Sale             2,889,715      3,765,154         875,439         1,213,288
    Treehaven Apts.            February 1994    Sale               904,047      1,183,758         279,711           387,159
    Holly Station Tnhs. II     February 1994    Sale             1,251,258      1,645,594         394,336           543,911
    Stonewood Apts.            June 1994        Prepayment       3,265,144      3,721,784         456,640           849,443
                                                              ------------   ------------    ------------      ------------
                                                              $ 50,853,007   $ 62,983,484    $ 12,130,477      $ 15,528,889
                                                              ============   ============    ============      ============
    (a)  Tax basis income is the basis used for determining dividends.
    (b)  Represents the involuntary disposition of a CRIIMI MAE Government Insured Multifamily Mortgage.  All other dispositions were CRI Liquidating mortgage investments.
    (c)  A loan loss in the amount of $27,918 was recognized for the year ended December 31, 1993.
    (d)  Net of aggregate incentive fees of $394,812.
    (e)  Under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and
         Equity Securities" (SFAS 115), realized gains and losses for Government Insured Multifamily Mortgages classified as Available for Sale and/or Held to Maturity are calculated based on amortized cost.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


               Additionally, during the six months ended June 30, 1994, CRIIMI MAE negotiated a reduction in the net stated interest rates ranging from 9.5% to 10.75% to competitive net stated interest rates ranging from 7.625% to 8.75% of eight Government Insured Multifamily Mortgages, with an aggregate face value of approximately $34.8 million as of June 30, 1994. These refinancings enabled CRIIMI MAE to avoid prepayment on the mortgages and maintain its portfolio at competitive terms. As a result of these refinancings, CRIIMI MAE recognized additional aggregate financial statement and tax basis losses of $57,534 during the six months ended June 30, 1994. On August 4, 1994, CRIIMI MAE received prepayment proceeds from one of its Government Insured Multifamily Mortgages with a face value of approximately $10.0 million. This prepayment resulted in financial statement and tax basis net gains of approximately $871,000 and $937,000, respectively.

       PART I.   FINANCIAL INFORMATION
       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS - Continued


            As of June 30, 1994, CRIIMI MAE and/or CRI Liquidating have/has elected to assign to the United States Department of Housing and Urban Development (HUD) the following Government Insured Multifamily Mortgages, which were included in Investment in Mortgages at fair value:

                                                     Anticipated         Anticipated
                                      Net             Financial              Tax
                                   Carrying           Statement             Basis
          Complex Name             Value(b)          (Loss)/Gain         Gain/(Loss)
    -------------------------     -----------        ------------        ------------
    Booker Gardens Apts. (9%)     $    31,508
                                                     $     (3,815)       $      2,733
    Turtle Creek Apts.              3,731,704             265,056             669,589
    Providence Apts. (9%)(a)           33,016               4,562               4,562
    Oak Hills (a)                   3,925,829             (82,208)            (54,057)
                                  -----------        ------------        ------------
                                  $ 7,722,057        $    183,595        $    622,827
                                  ===========        ============        ============

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

               It is CRIIMI MAE's policy to borrow only when the Net Positive Spread (the difference between the yield on a mortgage investment acquired with borrowings and all incremental borrowing and operating expenses on a tax basis associated with the acquisition of such mortgage investment) on the borrowing is at least 40 basis points at inception of the borrowing. Such policy provides that if Net Positive Spreads of at least 40 basis points are not maintained, the annual and master servicing fees payable to the Adviser, which are calculated as a percentage of invested assets, will be reduced so that such fees, in basis points, equal the Net Positive Spread, in basis points. As of June 30, 1994 and December 31, 1993, CRIIMI MAE had a Net Positive Spread of approximately 90 and 177 basis points, respectively, on its borrowings.

               Corporate Borrowings -- The following table summarizes CRIIMI MAE's corporate borrowings as of June 30, 1994 and December 31, 1993:


                                                As of         As of
                                               June 30,    December 31,
                                                1994           1993
                                            ------------   ------------
          Short-Term Debt:
          Commercial Paper Facility         $         --   $ 95,306,000
                                            ============   ============

          Long-Term Debt:
          Master Repurchase Agreements      $454,427,525   $331,712,648
          Revolving Credit Facility          110,000,000             --
          Bank Term Loan                      35,621,400     52,026,400
                                            ------------   ------------

                                            $600,048,925   $383,739,048
                                            ============   ============

          Total Corporate Borrowings        $600,048,925   $479,045,048
                                            ============   ============

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


          Master Repurchase Agreements
          ----------------------------
               On April 30, 1993, CRIIMI MAE entered into master repurchase agreements, (collectively, with the additional repurchase agreement described below, the Master Repurchase Agreements) with Nomura Securities International, Inc. and Nomura Asset Capital Corporation (collectively, Nomura) which provided CRIIMI MAE with $350.0 million of available financing for a three-year term, expiring April 30, 1996. CRIIMI MAE intends to seek renewal of the Master Repurchase Agreements upon expiration. Interest on such borrowings is based on the three-month LIBOR plus .75% or .50% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. For the six months ended June 30, 1994 and 1993, the three-month LIBOR for these borrowings ranged from 3.250% to 4.875% and from 3.125% to 3.188%, respectively. The value of the GNMA Mortgage-Backed Securities and FHA-Insured Loans pledged as collateral must equal at least 105% and 110%, respectively, of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities.

               On November 30, 1993, CRIIMI MAE entered into additional repurchase agreements with Nomura pursuant to which Nomura agreed to provide CRIIMI MAE with an additional $150.0 million of available financing for a three-year term, expiring October 27, 1996. CRIIMI MAE intends to seek renewal of these additional repurchase agreements upon expiration. Interest on such borrowings for the first twelve months after the initial funding (April 1994) is based on the three-month LIBOR plus .90% or .70% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. The value of the GNMA Mortgage-Backed Securities and FHA-Insured Loans pledged as collateral must equal at least 107% and 110%, respectively, of the amounts borrowed. No more than 40% of the collateral pledged may be FHA-Insured Loans and no less than 60% may be GNMA Mortgage-Backed Securities. CRIIMI MAE was required to pay commitment fees of three basis points per month on the unutilized amount through June 1994 and twelve basis points on any remaining unused amounts as of July 1, 1994. For the six months ended June 30, 1994, CRIIMI MAE incurred approximately $300,000 in commitment fees related to the $150.0 million facility.

               As of June 30, 1994, CRIIMI MAE had borrowed approximately $404.4 million of the funds available under the Master Repurchase Agreements to acquire Government Insured Multifamily Mortgages and approximately $50 million to repay a portion of borrowings under the Commercial Paper Facility, as discussed below.

                 As of June 30, 1994, mortgage investments directly owned by CRIIMI MAE, which approximate $486.6 million at fair value and $512.6 million at face value, were used as collateral pursuant to certain terms of the Master Repurchase Agreements. In addition, under the Master Repurchase Agreements, CRIIMI MAE's debt-to-equity ratio may not exceed 2.5:1. As of June 30, 1994, CRIIMI MAE's debt-to-equity ratio was approximately 2.4:1.

          Revolving Credit Facility/Commercial Paper Facility
          ---------------------------------------------------
               In the first quarter of 1994, borrowings under the Commercial Paper Facility, which matured on February 28, 1994, were replaced with revolving credit loans. During the period January 1, 1994 through February 28, 1994, the maximum amount outstanding on these borrowings was approximately $95.3 million and the weighted average amount outstanding was approximately $86.4 million. The weighted average interest rate for the period of January 1, 1994 through February 28, 1994 on these borrowings was 3.31%.

               As of February 28, 1994, these borrowings were replaced with a 30-month non-amortizing revolving credit facility (the Revolving Credit Facility) provided by certain lenders which had

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


          participated in the Commercial Paper Facility. Under the Revolving Credit Facility, the lenders have agreed to loan CRIIMI MAE an aggregate principal amount of $110 million.

               The interest rate on borrowings under the Revolving Credit Facility is based on CRIIMI MAE's choice of (i) the one, two, three or six-month LIBOR plus an interest rate margin of .50%, .5625%, or .625% depending on the percentage of GNMA Mortgage-Backed Securities pledged as collateral or (ii) a base rate equal to the higher of either the lender's prime rate or .50% per annum above the Federal Funds rate, plus an interest rate margin of 0%, .0625%, or .125% depending on the percentage of GNMA Mortgage-Backed Securities held as collateral. During the period of February 28, 1994 through June 30, 1994, the weighted average interest rate, excluding interest rate margin costs as described above, on the borrowings under the Revolving Credit Facility (based on LIBOR) was 4.018%. The value of the collateral pledged must equal at least 110% of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities. As of June 30, 1994, mortgage investments directly owned by CRIIMI MAE, which approximated $125.8 million at face value and $126.4 million at fair value, were used as collateral pursuant to the terms of the Revolving Credit Facility.

               As of June 30, 1994, CRIIMI MAE had used the entire amount available under the Revolving Credit Facility ($110.0 million) to acquire Government Insured Multifamily Mortgages and to repay borrowings under the aforementioned Commercial Paper Facility.

               Effective August 5, 1994, an additional $25 million was made available for borrowing by CRIIMI MAE under this facility. The terms of the Revolving Credit Agreement, as amended, prohibit CRIIMI MAE or its subsidiaries from: (i) creating, incurring, or permitting any lien on any assets of CRIIMI MAE or its subsidiaries; (ii) incurring, subject to certain exceptions, any debt not expressly approved by the lending banks; and (iii) permitting the debt-to-equity ratio to exceed 2.5:1. CRIIMI MAE will be required to pay commitment fees of twenty five basis points per annum on the $25 million increase to the facility.

          Bank Term Loan
          --------------
               On October 23, 1991, CRIIMI MAE entered into a credit agreement with two banks for a reducing term loan facility (the Bank Term Loan) in an aggregate amount not to exceed $85.0 million, subject to certain terms and conditions. In December 1992, the credit agreement was amended to increase the reducing term loan by $15.0 million. The Bank Term Loan had an outstanding principal balance of approximately $35.6 million and approximately $52.0 million as of June 30, 1994 and December 31, 1993, respectively. As of June 30, 1994 and December 31, 1993, the Bank Term Loan was secured by the value of 13,124,000 and 13,874,000 CRI Liquidating shares owned by CRIIMI MAE, respectively. The Bank Term Loan requires a quarterly principal payment based on the greater of (i) the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing the Bank Term Loan or (ii) an amount to bring the Bank Term Loan to its scheduled outstanding balance at the end of such quarter. The minimum amount of annual principal payments is approximately $15.8 million, with any remaining amounts of the original $85.0 million of principal due in April 1996 and any remaining amounts of the $15.0 million of increased principal due in December 1996. The Bank Term Loan also requires that CRIIMI MAE's debt-to-equity ratio cannot exceed 2.5:1.

               The amended Bank Term Loan provides for an interest rate of 1.10% over three-month LIBOR plus an agent fee of 0.05% per year. As of June 30, 1994 and 1993, LIBOR for borrowings under the Bank Term Loan was 4.781% and 3.344% respectively.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


          Hedging
          -------
               As of June 30, 1994, CRIIMI MAE had total debt of approximately $600 million. CRIIMI MAE's use of leverage carries with it the risk that the cost of its borrowings could increase relative to the return on its mortgage investments, which could result in reduced net income or a net loss and thereby reduce the return to its shareholders. To partially limit the adverse effects of rising interest rates, CRIIMI MAE has entered into a series of interest rate hedging agreements in an aggregate notional amount approximately equal to all of its outstanding borrowings and commitments. Borrowings by CRIIMI MAE generally are hedged by collar or cap agreements, as described below.

               As of June 30, 1994, CRIIMI MAE had in place interest rate collars based on the CP Index with an aggregate notional amount of $115 million, a weighted average floor of 8.55% and a weighted average cap of 10.37%. As of June 30, 1994, these collar agreements carried minimum interest rates which were between approximately 3.88% and 4.25% above the June 30, 1994 CP Index. Such hedging agreements expire in 1995. While there is no assurance that any new agreements will be made, the Adviser is exploring alternatives to replace these hedging agreements when they expire.

               As a result of minimum interest rate levels associated with the swap agreement terminated in December, 1993 and the collar agreements which expire in 1995, CRIIMI MAE incurred additional interest expense of approximately $2.8 million and approximately $4.3 million for the six months ended June 30, 1994 and 1993, respectively. Additionally, CRIIMI MAE incurred amortization of $787,274 and $90,069 for the six months ended June 30, 1994 and 1993, respectively, relating to the establishment of interest rate hedges.

               Additionally, as of June 30, 1994, CRIIMI MAE had in place interest rate caps based on the CP Index and LIBOR. The caps based on the CP Index have an aggregate notional amount of $50 million with a weighted average cap of 8.73%. The caps based on the three-month LIBOR, have an aggregate notional amount of $400 million with a weighted average cap of 6.28%. As of June 30, 1994, the cap agreements based on the three-month LIBOR were between approximately 1.13% and 1.63% above the current three-month LIBOR and the cap agreements based on the CP Index were between 3.95% and 4.50% above the current CP Index. In addition, one cap based on the one-month LIBOR with a notional amount of $35 million had a cap of 6.125%, which was approximately 1.56% above the one-month LIBOR.

       PART I.   FINANCIAL INFORMATION
       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS - Continued


             Hedging             Notional
            Instrument            Amount            Effective Date         Maturity Date       Floor     Cap    Index(c)
         ----------------     --------------     --------------------    -----------------    ------   -------  --------
         Collar               $ 30.0 million     March 7, 1990           March 7, 1995        8.375%   10.125%      CP
         Collar                 20.0 million     March 30, 1990          March 30, 1995       8.375%   10.125%      CP
         Collar                 30.0 million     July 8, 1990            February 8, 1995     8.625%   10.625%      CP
                                                 July 9, 1990 through
         Accreting Collar       35.0 million     December 9, 1990        July 9, 1995         8.750%   10.500%      CP
         Cap (b)                25.0 million     May 24, 1991            May 24, 1996          N/A      9.000%      CP
         Cap                    25.0 million     June 17, 1991           June 17, 1996         N/A      8.450%      CP
         Cap (a)                50.0 million     June 25, 1993           June 25, 1998         N/A      6.50%      LIBOR
         Cap (a)                50.0 million     July 1, 1993            June 3, 1996          N/A      6.50%      LIBOR
         Cap (a)                50.0 million     July 20, 1993           July 20, 1998         N/A      6.25%      LIBOR
         Cap (a)                50.0 million     August 10, 1993         August 10, 1997       N/A      6.00%      LIBOR
         Cap (a)                50.0 million     August 27, 1993         August 27, 1997       N/A      6.125%     LIBOR
         Cap (a)                50.0 million     November 10, 1993       November 10, 1997     N/A      6.00%      LIBOR
         Cap (a)                35.0 million     February 2, 1994        February 2, 1999      N/A      6.125%     LIBOR
         Cap (a)                50.0 million     March 15, 1994          March 15, 1997        N/A      6.375%     LIBOR
         Cap (a)                50.0 million     March 25, 1994          March 25, 1998        N/A      6.50%      LIBOR
                              --------------
                              $600.0 million
                              ==============
       (a)  Approximately $4.5 million and $2.3 million of costs were incurred during 1993 and the six months ended
            June 30, 1994, respectively, in connection with the establishment of interest rate hedges.  These costs are being amortized using the effective interest method over the term of the interest rate hedge agreements for financial statement purposes and in accordance with the regulations under Internal Revenue Code Section 446 with respect to notional principal contracts for tax purposes.
       (b)  On May 24, 1993, CRIIMI MAE and the counterparty to the collar, CIBC, terminated the floor on this former collar.  In consideration of such termination, CRIIMI MAE paid CIBC approximately $2.3 million.  This amount was deferred on the accompanying consolidated balance sheets as the underlying debt being hedged is still outstanding.  This amount will be amortized for the period from May 24, 1993 through May 26, 1996.  CRIIMI
            MAE amortized approximately $.4 million of this deferred amount in the accompanying consolidated statement of income for the six months ended June 30, 1994.
       (c)  The hedges are based either on the 30-day Commercial Paper Composite Index (CP), three-month LIBOR, or one-
            month LIBOR.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


               In addition, CRIIMI MAE entered into an interest rate hedge agreement on the Bank Term Loan to cap the interest rate at 6.5% based on the expected paydown schedule and an incremental hedge of 10.5% on a notional amount equivalent to the difference between the required and expected paydown schedules of the Bank Term Loan. As of June 30, 1994, three-month LIBOR was approximately 1.72% below the 6.5% cap.

               CRIIMI MAE is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreements should interest rates exceed the caps. However, the Adviser does not anticipate nonperformance by any of the counterparties, each of which has long-term debt ratings of A or above by Standard and Poor's and A3 or above by Moody's.

               Although CRIIMI MAE expects the overall average life of its mortgage investments to exceed ten years, CRIIMI MAE's hedging agreements range in maturity from 3 to 5 years principally because of the high cost of instruments with maturities greater than 5 years. The average remaining term of these hedging agreements is approximately 2.5 years. Because CRIIMI MAE's mortgage investments have fixed interest rates, upon expiration of CRIIMI MAE's collar and cap agreements, CRIIMI MAE will have interest rate risk to the extent interest rates increase on its variable rate borrowings. Thus, to the extent CRIIMI MAE has not completely hedged its portfolio, in periods of rising interest rates, CRIIMI MAE's overall borrowing costs will increase with little or no overall increase in mortgage investment income, resulting in returns to shareholders that would be lower than those available if interest rates had remained unchanged. Further, in certain adverse interest rate environments, including a sustained period of rising interest rates, CRIIMI MAE could suffer operating losses and be required to liquidate a portion of its assets at a loss to comply with certain covenants under its borrowing facilities. The Adviser continues to review asset/liability hedging techniques as CRIIMI MAE's existing hedges approach their expiration dates and to monitor the life of its hedging agreements relative to its assets.

               A reduction in long-term interest rates could increase the level of prepayments of CRIIMI MAE's Government Insured Multifamily Mortgages. CRIIMI MAE's yield on mortgage investments will be reduced to the extent CRIIMI MAE reinvests the proceeds from such prepayments in new mortgage investments with effective rates which are below the rates of the prepaid mortgages.

               In addition, the fluctuation of long-term interest rates may affect the value of CRIIMI MAE's Government Insured Multifamily Mortgages. While decreases in long-term rates could increase the value of CRIIMI MAE's mortgage investments, increases in such long-term rates could decrease the value of such mortgage investments and, in certain circumstances, require CRIIMI MAE to pledge additional collateral in connection with its borrowing facilities. This would reduce CRIIMI MAE's borrowing capacity and, in an extreme case, may force CRIIMI MAE to liquidate a portion of its assets at a loss in order to comply with certain covenants under its borrowing facilities.

          Cash Flow
          ---------
               Net cash provided by operating activities decreased for the six months ended June 30, 1994 as compared to the corresponding period in 1993 principally due to an increase in interest and operating expenses, as previously discussed, and a decrease in accounts payable and accrued expenses. Also contributing to the decrease in net cash provided by operating activities was a decrease in short-term investment income as described above. Partially offsetting the decrease in net cash provided by operating activities was an increase in mortgage investment income during the six months ended June 30, 1994 due primarily to the acquisition of mortgage investments.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


               Net cash used in investing activities increased for the six months ended June 30, 1994 as compared to the six months ended June 30, 1993. This increase was primarily attributable to an increase in the purchase of Government Insured Multifamily Mortgages and advances on Government Insured Construction Mortgages from approximately $78.9 millon during the six months ended June 30, 1993 to approximately $218.7 million during the six months ended June 30, 1994. Partially offsetting this increase was the purchase of other short-term investments of approximately $120 million during the six months ended June 30, 1993 and an increase in proceeds from mortgage dispositions from approximately $56.5 million during the six months ended June 30, 1993 to approximately $63.0 million during the six months ended June 30, 1994.

               Net cash provided by financing activities increased for the six months ended June 30, 1994 compared to the six months ended June 30, 1993. This increase was primarily due to an increase in proceeds from long-term debt due to the receipt of $110.0 million from the Revolving Credit Facility and approximately $122.7 million from the Master Repurchase Agreements. Also contributing to this increase was the receipt of the net proceeds from the Equity Offering, as described below, of approximately $52.2 million. Partially offsetting this increase was the paydown of the Commercial Paper Facility in the amount of approximately $95.3 million and an increase in dividends paid to shareholders from approximately $27.3 million during the six months ended
          June 30, 1993 to approximately $41.2 million during the corresponding period in 1994. Also offsetting the increase in net cash provided by financing activities was an increase in principal payments on long-term debt.

          Other Events
          ------------
               In March 1994, CRIIMI MAE completed a public offering of an additional 5,000,000 shares of common stock at a price to the public of $11.25 per share (the Equity Offering). The net proceeds of the Equity Offering totaled approximately $52.2 million, which CRIIMI MAE used primarily to acquire Government Insured Multifamily Mortgages. As a result of the Equity Offering, the number of CRIIMI MAE's common shares outstanding increased to 25,183,533. The costs of the Equity Offering, including professional fees, filing fees, printing costs and other items, approximated $.7 million. Additionally, underwriting fees in an amount which approximated 6.0% of the gross offering proceeds were incurred.

               On June 23, 1994, CRIIMI MAE filed with the SEC a Shelf Registration Statement on Form S-3 (Commission File No. 33-54267) in order to register for sale Debt Securities, Preferred Shares and Common Shares of CRIIMI MAE to the public in the aggregate principal amount of up to $200 million. CRIIMI MAE may from time to time offer in one or more series the securities in amounts, at prices and on terms to be set forth in supplements to the registration statement. CRIIMI MAE intends to use the proceeds from the sale of these securities to acquire additional mortgage investments, sponsor and/or participate in securitized mortgage programs, and to make other investments and acquisitions relating to CRIIMI MAE's mortgage business. As of August 9,1994, CRIIMI MAE has not issued or sold any such securities.

                              -------------------------

               CRIIMI MAE's board of directors has authorized CRIIMI MAE's officers to investigate the possibility of becoming a self-managed real estate investment trust. CRIIMI MAE's portfolio management and day-to-day-operations are now conducted by the Adviser. The CRIIMI MAE board said that it would be in the best interests of CRIIMI MAE to consider a transaction in which CRIIMI MAE would acquire by merger or other business combination CRI, Inc.'s mortgage business. This could include the business CRI, Inc. conducts for CRIIMI MAE and certain other mortgage investment servicing, advisory and asset management business

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


          which CRI, Inc. conducts through affiliates. If a transaction is proposed, it would be subject to consideration and approval by the board and the shareholders.

                              --------------------------

               CRIIMI MAE has invested and continues to invest primarily in Government Insured Multifamily Mortgages and government insured or guaranteed multifamily construction loans. As of June 30, 1994, CRIIMI MAE owned directly or indirectly through its subsidiary, CRI Liquidating, 225 Government Insured Multifamily Mortgages with an aggregate carrying value of approximately $879 million.

               In addition to investing in Government Insured Multifamily Mortgages, CRIIMI MAE's board of directors has authorized CRIIMI MAE to invest in a limited amount of other mortgage investments which are not federally insured or guaranteed. Since adoption of this policy, CRIIMI MAE and its Adviser have been reviewing opportunities for investment in other real estate securities which complement CRIIMI MAE's existing holdings. In the current investment climate, CRIIMI MAE's Adviser believes that well-researched investments in high yielding subordinated debt securities represent attractive investment opportunities. Such new investments are expected to enhance CRIIMI MAE's projected dividend by diversifying its asset base with the addition of higher-yielding/higher risk assets.

               Accordingly, as of August 1, 1994 CRIIMI MAE had purchased two tranches of subordinated securities issued by a real estate mortgage investment conduit (REMIC) sponsored by Citibank N.A. The securities, which were purchased for approximately $12.3 million, have a face value of approximately $22.4 million and are backed by a portfolio of uninsured multifamily and commercial mortgages with an aggregate face value of approximately $172 million. Approximately 70% of the mortgages in the portfolio are mortgages on multifamily properties; the remainder are mortgages on commercial properties. CRIIMI MAE's Adviser and its affiliates applied their extensive knowledge of multifamily and commercial mortgages to perform due diligence on all of the mortgage investments comprising the pool. This analysis included reviewing the operating records of all the underlying real estate assets, reviewing appraisals, environmental studies, market studies, architectural and engineering reviews, and independently developing projected operating budgets. In addition, site visits were conducted at substantially all of the properties, providing confirmation of market and architectural studies. With the benefit of this information, CRIIMI MAE purchased the unrated tranche and the most subordinated rated tranche of the portfolio.

               The securities issued by this REMIC are collateralized by mortgages placed on the multifamily and commercial properties. The REMIC allocates the cash flow from these mortgages to the securitized tranches, with the investment grade or higher rated tranches having a priority right to the cash flow until their investment returns are met. Then any remaining cash flow is allocated among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the unrated tranche will bear this loss first. To the extent there are losses in excess of the unrated tranche's stated right to principal and interest, then the most subordinated rated tranche will begin absorbing losses. Because these tranches absorb the losses first, they were purchased by CRIIMI MAE at a substantial discount to their face amount.

               It is the policy of CRIIMI MAE to make investments of this type only when satisfactory arrangements exist whereby CRIIMI MAE can closely monitor the management of the pool. In this case, CRICO Mortgage Company (CRICO), an affiliate of the Adviser, will not only service a majority of the mortgage investments

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


          comprising the pool, thereby enabling CRICO to continuously monitor the performance of the pool, but will also actively pursue resolution of delinquencies that may develop and maintain current records on the properties' operations and tax and insurance liabilities. Additionally, CRICO is the special servicer for the entire portfolio which places it directly in the position of asset manager in the event that a default develops. As special servicer, CRICO will use its efforts to create a financial solution designed to maximize the benefit to all of the investors in the portfolio, including CRIIMI MAE.

               The following table summarizes certain terms related to this investment:

                                     Face              Purchase
             Tranche                Amount               Price
          -------------          ------------        ------------

          B-2 (B-Rated)          $ 10,320,957        $  7,708,723

          B-3 (Unrated)            12,041,520           4,635,985
                                 ------------        ------------
                                 $ 22,362,477        $ 12,344,708
                                 ============        ============

               It is anticipated that CRIIMI MAE will finance approximately 70% of its acquisition of the B-2 tranche, or approximately $5.4 million. The anticipated terms of such financing include a twelve-month term with several six-month renewal options, bearing interest at the six-month LIBOR plus 110 basis points.

               CRIIMI MAE anticipates the tax basis return on this investment will approximate 30% over the next twelve months.
          This return was determined based on projected cash basis interest income, assuming no defaults or unrecoverable losses, net of interest expense attributable to the financing of the B-2 tranche, as discussed above, and adjusted for amortization of original issue discount related to these securities.

               The anticipated tax basis return is based upon a number of assumptions that are currently subject to several business and economic uncertainties and contingencies, including, without limitation, prevailing interest rates, the general condition of the real estate market, competition for tenants, and changes in market rental rates. As these uncertainties and contingencies are generally beyond CRIIMI MAE's control, no assurance can be given that the anticipated tax basis return for the next twelve months or periods thereafter will be achieved.

               Although investments in Government Insured Multifamily Mortgages and government insured or guaranteed multifamily construction loans will continue to comprise an overwhelming majority of CRIIMI MAE's total consolidated asset base, CRIIMI MAE expects that investments similar to the REMIC tranches discussed above will represent a major component of CRIIMI MAE's new business activity during the next 18 months. These investments will be made only after CRIIMI MAE has performed extensive due diligence on the assets and has determined that certain underwriting criteria have been met. CRIIMI MAE currently expects that investments of this type are not expected to exceed 10% of its total consolidated asset base during the next 18 months.

                              --------------------------

               In connection with the settlement of certain class action litigation involving CRIIMI MAE and certain of its affiliates, CRIIMI MAE entered into a settlement agreement, which was approved by the Court on November 18, 1993, providing, among other things, for the issuance of up to 2.5 million warrants, exercisable for 18 months after issuance, to purchase shares of

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS - Continued


          CRIIMI MAE common stock at an exercise price of $13.17 per share (the Settlement Agreement). The number of warrants to be issued was dependent on the number of class members who submitted proof of claim forms by April 15, 1994. Based on the proofs of claim submitted as of such date, CRIIMI MAE issued approximately 334,000 warrants pursuant to the settlement agreement. In April 1994, CRIIMI MAE filed a Registration Statement on Form S-3 (Commission File No. 33-53031) to register up to 375,000 shares of CRIIMI MAE's common stock, issuable upon the exercise of the warrants of CRIIMI MAE.

               Based on the Adviser's initial estimate of the number of warrants to be issued, CRIIMI MAE accrued a total provision of $1.5 million (which included the uninsured portion of a cash payment of $250,000 made in connection with the Settlement Agreement) in its consolidated statement of income for the year ended December 31, 1993. Because the actual number of warrants issued pursuant to the Settlement Agreement was significantly lower than the initial estimate, CRIIMI MAE reduced this provision in June 1994 to approximately $950,000.

               The exercise of the warrants will not result in a charge to CRIIMI MAE's tax basis income. Further, the Adviser believes that the exercise of the warrants will not have a material adverse effect on CRIIMI MAE's tax basis income per share or annualized cash dividends per share because CRIIMI MAE will invest the proceeds from any exercise of the warrants in accordance with its investment policy to purchase Government Insured Multifamily Mortgages and other authorized investments. However, in the case of a significant decline in the yield on mortgage investments and a significant decrease in the net positive spread which CRIIMI MAE could achieve on its borrowings, the exercise of the warrants may have a dilutive effect on tax basis income per share and cash dividends per share. Receipt of the proceeds from the exercise of the warrants will increase CRIIMI MAE's shareholders' equity.

          Fair Value of Financial Instruments
          -----------------------------------
               In connection with CRIIMI MAE's and CRI Liquidating's implementation of SFAS 115, all of CRI Liquidating's Government Insured Multifamily Mortgages, and CRIIMI MAE's Government Insured Multifamily Mortgages which CRIIMI MAE has elected to assign to HUD (as discussed above), are recorded at fair value, as estimated below, as of June 30, 1994 and December 31, 1993; however, CRIIMI MAE's Investment in Mortgages (other than those designated by CRIIMI MAE for assignment to HUD) continues to be recorded at amortized cost based on CRIIMI MAE's intention and ability to hold these mortgages to maturity. The difference between the amortized cost and the fair value of CRI Liquidating's Government Insured Multifamily Mortgages and CRIIMI MAE's Government Insured Multifamily Mortgages which CRIIMI MAE has elected to assign to HUD represents the net unrealized gains on such Government Insured Multifamily Mortgages. CRIIMI MAE's share of the net unrealized gains on CRI Liquidating's Government Insured Multifamily Mortgages is reported as a separate component of shareholders' equity.

               The fair value of the Government Insured Multifamily Mortgages was based on quoted market prices.

       PART I.   FINANCIAL INFORMATION
       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS - Continued



                                                 As of June 30, 1994
                                                                             As of December 31, 1993
                                               Amortized         Fair        Amortized        Fair
                                                  Cost           Value          Cost          Value
                                              ------------   ------------   ------------   ------------
       Investment in mortgages, accounted
         for at amortized cost                $700,575,920   $670,248,969   $496,750,496   $506,582,429
                                              ============   ============   ============   ============

       Investment in mortgages, accounted
         for at fair value                    $154,861,118   $178,384,291   $193,490,825   $244,840,589
                                              ============   ============   ============   ============

         The net unrealized gains on CRI Liquidating's mortgage investments decreased as of June 30, 1994. This decrease was primarily due to a decrease in the mortgage base resulting from the disposition of 13 Government Insured Multifamily Mortgages in 1994. Also contributing to the decrease in the net unrealized gains was an increase in market interest rates, which decreases the value of the Government Insured Multifamily Mortgages.

          PART II.  OTHER INFORMATION
          ITEM 1.   LEGAL PROCEEDINGS

               Reference is made to Note 10 of the notes to the consolidated financial statements of CRIIMI MAE Inc., which is incorporated herein by reference.

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1994.

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




          August 9, 1994                     By:  /s/ Cynthia O. Azzara
          ----------------------                  -------------------------
          Date                                    Cynthia O. Azzara
                                                  Vice President and
                                                    Chief Financial Officer