Form 10-Q
period 1994-09-30
CRIIMI MAE INC
filed 1994-11-14
CIK 847322

                               FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


              Quarterly Report Under Section 13 OR 15(d)
                of the Securities Exchange Act of 1934


For the Quarter Ended     September 30, 1994
                          ------------------

Commission file number         1-10360
                          ------------------


                            CRIIMI MAE INC.
- - - -----------------------------------------------------------------
          (Exact name of registrant as specified in charter)


              Maryland                           52-1622022
- - - -------------------------------------      ----------------------
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)


11200 Rockville Pike, Rockville, Maryland           20852
- - - -----------------------------------------  ----------------------
(Address of principal executive offices)        (Zip Code)


                            (301) 468-9200
- - - -----------------------------------------------------------------
         (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class              Outstanding as of November 14, 1994
- - - ----------------------------  -----------------------------------
Common Stock, $.01 par value                 25,683,533

                            CRIIMI MAE INC.

                          INDEX TO FORM 10-Q

               FOR THE QUARTER ENDED September 30, 1994



                                                            Page
                                                            ----
PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1994
            and December 31, 1993 . . . . . . . . . . .        3

          Consolidated Statements of Income -
            for the three and nine months ended
            September 30, 1994 and 1993 . . . . . . . .        5

          Consolidated Statement of Changes in
            Shareholders' Equity - for the nine
            months ended September 30, 1994 . . . . . .        6

          Consolidated Statements of Cash Flows -
            for the nine months ended
            September 30, 1994 and 1993 . . . . . . . .        7

          Notes to Consolidated Financial
            Statements  . . . . . . . . . . . . . . . .        8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . .        29

PART II.  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . .        52

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        52

Signature   . . . . . . . . . . . . . . . . . . . . . .        53

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            CRIIMI MAE INC.
                      CONSOLIDATED BALANCE SHEETS
                                ASSETS

                                  September 30,   December 31,
                                      1994            1993
                                  -------------   ------------
                                   (Unaudited)
Investment in mortgages,
  at amortized cost, net
  of unamortized discount
  and premium                     $713,662,823    $496,750,496

Investment in mortgages,
  at fair value                    175,151,147     244,840,589

Investment in insured
  mortgage funds and
  advisory partnership              30,142,461      30,907,157

Investment in limited
  partnerships                         226,976         436,090

Cash and cash equivalents            3,569,074      13,599,860

Receivables and other
  assets                             8,485,797       7,600,729

Deferred financing costs,
  net of accumulated
  amortization of $9,987,242
  and $7,355,095, respectively       8,273,478       9,745,974

Deferred costs, principally
  paid to related parties,
  net of accumulated
  amortization of $1,874,605
  and $1,870,587, respectively       5,217,817       4,820,135
                                  ------------    ------------
     Total assets                 $944,729,573    $808,701,030
                                  ============    ============








              The accompanying notes are an integral part of these consolidated financial statements.
/TABLE></PAGE

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            CRIIMI MAE INC.
                      CONSOLIDATED BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                  September 30,   December 31,
                                      1994            1993
                                  -------------   ------------
                                   (Unaudited)
Liabilities:
  Long-term debt                   $610,523,650   $383,739,048
  Commercial paper                           --     95,306,000
  Accounts payable and
    accrued expenses                  1,597,172      3,391,411
  Interest payable                    5,728,808      2,575,979
                                   ------------   ------------
     Total liabilities              617,849,630    485,012,438
                                   ------------   ------------
Minority interests in
  consolidated subsidiary            76,926,559    108,399,813
                                   ------------   ------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock                            --             --
  Common stock, $.01 par value,
    26,184,807 and 21,184,807
    shares issued as of September
    30, 1994 and December 31,
    1993, respectively
    and 25,183,533 and 20,183,533
    shares outstanding as of
    September 30, 1994, and
    December 31, 1993,
    respectively                        261,848        211,848
  Net unrealized gains on
    mortgage investments
    of subsidiary                    11,894,623     29,028,019
  Additional paid-in-capital        247,309,016    195,561,015
  Undistributed net income                   --             --
                                   ------------   ------------
                                    259,465,487    224,800,882
  Less treasury stock, at cost -
    1,001,274 shares                 (9,512,103)    (9,512,103)
                                   ------------   ------------
     Total shareholders' equity     249,953,384    215,288,779
                                   ------------   ------------
     Total liabilities and
       shareholders' equity        $944,729,573   $808,701,030
                                   ============   ============

              The accompanying notes are an integral part of these consolidated financial statements.

/TABLE></PAGE

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            CRIIMI MAE INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                             For the three months ended        For the nine months ended
                                                    September 30,                     September 30,
                                               1994             1993             1994             1993
                                           ------------     ------------     ------------     ------------
Income:
  Mortgage investment income               $ 18,456,190     $ 13,500,722     $ 49,635,655     $ 36,032,935
  Income from investment in insured
    mortgage funds and advisory
    partnership                                 579,162          681,064        1,737,489        1,840,900
  Other investment income                       155,176        1,098,453          913,359        3,091,221
  (Loss)/Income from investment in
    limited partnerships                        (26,183)         (80,817)         (19,145)          39,312
                                           ------------     ------------     ------------     ------------
                                             19,164,345       15,199,422       52,267,358       41,004,368
                                           ------------     ------------     ------------     ------------
Expenses:
  Interest expense                           10,812,920        7,238,447       27,853,771       19,486,310
  Annual fee to related party                   887,070          569,286        2,369,953        1,671,825
  Incentive fee to related party                233,623          135,712          497,675          213,972
  General and administrative                    752,541        1,359,878        2,548,887        2,960,132
  Mortgage servicing fees                       189,502          138,587          465,914          353,337
  Amortization of deferred costs                 53,479           87,124          248,411          260,388
  Adjustment to provision for settlement
    of litigation                                    --          650,000         (557,340)         650,000
                                           ------------     ------------     ------------     ------------
                                             12,929,135       10,179,034       33,427,271       25,595,964
                                           ------------     ------------     ------------     ------------
Income before mortgage dispositions           6,235,210        5,020,388       18,840,087       15,408,404

Mortgage dispositions:
  Gains                                         870,469          509,567       13,153,450        3,006,960
  Losses                                       (146,030)         (20,396)        (356,068)        (710,730)
                                           ------------     ------------     ------------     ------------
Income before minority interests              6,959,649        5,509,559       31,637,469       17,704,634

Minority interests in net income
  of consolidated subsidiary                 (1,510,398)      (1,708,916)     (10,129,794)      (5,982,391)
                                           ------------     ------------     ------------     ------------
Net income                                 $  5,449,251     $  3,800,643     $ 21,507,675     $ 11,722,243
                                           ============     ============     ============     ============
Net income per share                       $        .22     $        .19     $        .90     $        .58
                                           ============     ============     ============     ============
Weighted average shares outstanding,
  exclusive of shares held in
  treasury                                   25,183,533       20,183,533       23,833,168       20,183,533
                                           ============     ============     ============     ============

                       The accompanying notes are an integral part
              of these consolidated financial statements.
/TABLE></PAGE

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            CRIIMI MAE INC.

       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

             For the nine months ended September 30, 1994

                              (Unaudited)

                                                    Net
                                                 Unrealized
                                                  Gains on        Additional                                             Total
                               Common Stock      Investment        Paid-In         Undistributed      Treasury        Shareholders'
                                 Par Value      in Mortgages       Capital           Net Income         Stock            Equity
                               ------------     ------------     ------------      -------------     -----------      -------------
Balance, December 31,
  1993                         $    211,848     $ 29,028,019     $195,561,015      $         --      $(9,512,103)     $ 215,288,779

  Net income                             --               --               --        21,507,675               --         21,507,675

  Dividends of $.87
    per share                            --               --         (401,999)      (21,507,675)              --        (21,909,674)

  Adjustment to net
    unrealized gains on
    mortgage investments
    of subsidiary due to
    mortgage dispositions                --       (7,116,989)              --                --               --         (7,116,989)

  Adjustment to net
    unrealized gains on
    mortgage investments
    of subsidiary due to
    market revaluation                   --      (10,016,407)              --                --               --        (10,016,407)

  Shares issued                      50,000               --       52,150,000                --               --         52,200,000
                               ------------     ------------     ------------      ------------      -----------      -------------
Balance, September 30,
  1994                         $    261,848     $ 11,894,623     $247,309,016      $         --      $(9,512,103)     $ 249,953,384
                               ============     ============     ============      ============      ===========      =============



                       The accompanying notes are an integral part
              of these consolidated financial statements.
/TABLE></PAGE

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            CRIIMI MAE INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                              For the nine months
                                                                              ended September 30,
                                                                            1994              1993
                                                                        ------------      ------------
Cash flows from operating activities:
  Net income                                                            $ 21,507,675      $ 11,722,243
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Amortization of deferred costs                                           248,411           260,388
    Amortization of deferred financing costs                               3,307,341         2,381,082
    Amortization of deferred AIM acquisition costs                           184,768           102,998
    Mortgage discount amortization                                          (750,051)         (974,813)
    Mortgage premium amortization                                             70,828            22,940
    Other short-term investments premium amortization                             --         6,439,846
    Net gain on mortgage dispositions                                    (12,797,382)       (2,296,230)
    Equity in loss (earnings) from investment
      in limited partnerships                                                 19,145           (39,312)
    Interest received under the equity method of accounting
      but treated as a reduction of investment in limited
      partnerships                                                                --           308,093
    Minority interests in net income of consolidated subsidiary           10,129,794         5,982,391
    Changes in assets and liabilities:
      Increase in receivables and other assets                              (885,068)       (1,924,717)
      (Decrease) increase in accounts payable and accrued expenses        (1,794,239)        1,382,811
      Increase in interest payable                                         3,152,829         2,726,795
                                                                        ------------      ------------
        Net cash provided by operating activities                         22,394,051        26,094,515
                                                                        ------------      ------------
Cash flows from investing activities:
  Purchase of mortgages and advances on construction loans              (243,459,190)     (242,510,063)
  Purchase of other short-term investments                                        --      (120,433,067)
  Proceeds from sale of other short-term investments                              --        38,494,415
  Proceeds from mortgage dispositions                                     74,854,364        64,936,927
  Proceeds from sale of HUD debentures                                            --         5,914,256
  Receipt of mortgage and other short-term investment
    principal from scheduled payments                                      4,552,421         3,730,316
  Receipt of principal from investment in insured mortgage funds             579,928                --
  Increase in deferred costs                                                (646,093)       (1,876,435)
  Annual return from investment in limited partnerships                      189,969           189,969
                                                                        ------------      ------------
        Net cash used in investing activities                           (163,928,601)     (251,553,682)
                                                                        ------------      ------------
Cash flows from financing activities:
  Proceeds from long-term debt                                           291,435,026       285,873,412
  Proceeds from short-term debt                                                   --        77,292,906
  Paydown of commercial paper                                            (95,306,000)      (74,400,000)
  Principal payments on long-term debt                                   (64,650,424)      (15,069,021)
  Payment of deferred financing costs                                     (1,834,845)       (6,112,167)
  Dividends (including non-taxable dividends) paid to

    shareholders, including minority interests                           (50,339,993)      (35,043,031)
  Gross proceeds from shares issuance                                     56,250,000                --
  Payment of offering costs                                               (4,050,000)               --
                                                                        ------------      ------------
        Net cash provided by financing activities                        131,503,764       232,542,099
                                                                        ------------      ------------
Net (decrease) increase in cash and cash equivalents                     (10,030,786)        7,082,932

Cash and cash equivalents, beginning of period                            13,599,860         6,600,134
                                                                        ------------      ------------
Cash and cash equivalents, end of period                                $  3,569,074      $ 13,683,066
                                                                        ============      ============

                       The accompanying notes are an integral part
              of these consolidated financial statements.
/TABLE></PAGE

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)


1.   ORGANIZATION

     CRIIMI MAE Inc. (CRIIMI MAE) (formerly CRI Insured Mortgage Association, Inc.), is an infinite-life, actively managed real estate investment trust (REIT), which specializes in government insured and guaranteed mortgage investments secured by multifamily housing complexes (Government Insured Multifamily Mortgages) located throughout the United States. CRIIMI MAE's principal objectives are to provide stable or growing quarterly cash distributions to its shareholders while preserving and protecting its capital. CRIIMI MAE has sought to achieve these objectives by investing primarily in Government Insured Multifamily Mortgages using a combination of debt and equity financing. CRIIMI MAE and its subsidiary, CRI Liquidating REIT, Inc. (CRI Liquidating) are Maryland corporations.

     In addition to its portfolio of Government Insured Multifamily Mortgages and other assets, CRIIMI MAE also owns approximately 57% of the issued and outstanding common stock of CRI Liquidating, a finite-life, self-liquidating REIT which owns Government Insured Multifamily Mortgages. In addition to investing in Government Insured Multifamily Mortgages, CRIIMI MAE's investment policies also permit CRIIMI MAE to invest in certain other mortgage investments which are not federally insured or guaranteed. As of September 30, 1994, CRIIMI MAE had invested approximately $12.3 million in other uninsured mortgage investments, as discussed in Note 11 below.

     The Adviser to CRIIMI MAE and CRI Liquidating is CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser), the general partner of which is CRI and the operations of which are conducted by CRI's employees. The Adviser manages CRIIMI MAE's portfolio of Government Insured Multifamily Mortgages and other assets with the goal of maximizing CRIIMI MAE's value, and conducts CRIIMI MAE's day-to-day operations.

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

     On June 23, 1994, CRIIMI MAE filed with the SEC a Shelf
Registration Statement on Form S-3 (Commission File No. 33-54267) in order to register for sale Debt Securities, Preferred Shares and Common Shares of CRIIMI MAE to the public in the aggregate principal

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

1.   ORGANIZATION - Continued

amount of up to $200 million. CRIIMI MAE may from time to time offer in one or more series the securities in amounts, at prices and on terms to be set forth in supplements to the registration statement. CRIIMI MAE intends to use the proceeds from the sale of these securities to acquire additional mortgage investments, sponsor and/or participate in securitized mortgage programs, and to make other investments and acquisitions relating to CRIIMI MAE's mortgage business. On November 3, 1994, CRIIMI MAE sold 500,000 shares of common stock under the shelf registration statement at an offering price of $8.744 per share. Net offering proceeds were approximately $4.3 million. As a result of the offering, the number of CRIIMI MAE common shares outstanding increased to 25,683,533.

     CRIIMI MAE's board of directors has determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed real estate investment trust. As previously discussed, CRIIMI MAE's portfolio management and day-to-day operations are currently conducted by the Adviser, which is affiliated with CRI. CRI is owned by William B. Dockser and H. William Willoughby, who are executive officers and directors of CRIIMI MAE.

     CRIIMI MAE's board has formed a special committee comprised of the independent directors to evaluate a proposed merger of CRI's mortgage businesses, including the advisory business conducted on CRIIMI MAE's behalf and certain other mortgage investment, servicing, origination and advisory businesses which CRI currently conducts through various affiliates. While the terms of the proposed merger have not been determined, it is expected that CRIIMI MAE would acquire CRI's mortgage businesses in exchange for shares of CRIIMI MAE common stock and certain other consideration.

     The special committee of independent directors has engaged Merrill Lynch, Pierce, Fenner & Smith Incorporated to act as CRIIMI MAE's financial advisor in connection with the proposed merger and Duff & Phelps Capital Markets Co. to render an opinion as to the fairness of the proposed merger to the stockholders of CRIIMI MAE.
The proposed merger would be subject to a number of conditions, including the negotiation of definitive merger agreements, the delivery of a fairness opinion by Duff & Phelps, final approval by the special committee of independent directors and the approval of CRIIMI MAE's stockholders.

     Beginning in the third quarter of 1994, CRIIMI MAE implemented a dividend reinvestment and stock purchase plan (the Plan) which allows shareholders who elect to participate in the Plan (Participants) to purchase additional CRIIMI MAE shares at a 2% discount through the reinvestment of CRIIMI MAE's dividends and through optional cash payments. Common Shares purchased under the Plan may be, at CRIIMI

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

1.   ORGANIZATION - Continued

MAE's option, newly issued Common Shares or Common Shares purchased for Participants in the open market. The price of Common Shares purchased from CRIIMI MAE with reinvested dividends will be 98% of the average of the closing sales prices of the Common Shares as reported on the New York Stock Exchange Composite Tape on the five trading days prior to the date on which dividends are paid (the Pricing Period), as more fully described in the Registration Statement on Form S-3 filed with the SEC covering the shares to be issued under the Plan. The price to Participants of Common Shares purchased in the open market will be 98% of the average price of Common Shares purchased for the Plan by the Agent over the period during which such Common Shares are purchased, exclusive of taxes and commissions. CRIIMI MAE reserves the right to modify the pricing or any other provision of the Plan at any time. Participants in the Plan may have cash dividends on all or a portion of their Common Shares automatically reinvested. Participants may terminate their accounts at any time in the manner provided for in the Plan.

2.   BASIS OF PRESENTATION

     In the opinion of the Adviser, the accompanying unaudited consolidated financial statements of CRIIMI MAE, CRI Liquidating and CRIIMI, Inc. (a wholly owned subsidiary of CRIIMI MAE formed in 1991) contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated financial position of CRIIMI MAE, CRI Liquidating and CRIIMI, Inc. as of September 30, 1994 and December 31, 1993 and the consolidated results of their operations for the three and nine months ended September 30, 1994 and 1993 and their cash flows for the nine months ended September 30, 1994 and 1993.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification
- - - ----------------
     Certain amounts in the consolidated financial statements as of December 31, 1993 and for the three and nine months ended

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

September 30, 1993 have been reclassified to conform to the 1994 presentation.

4.   INVESTMENT IN MORTGAGES

     As of September 30, 1994 and December 31, 1993, CRIIMI MAE owned, directly or indirectly, 225 and 189 Government Insured Multifamily Mortgages, respectively (49 and 63, respectively, of which were owned by CRI Liquidating). During the nine months ended September 30, 1994, CRIIMI MAE directly acquired 51 Government Insured Multifamily Mortgages with an aggregate purchase price of approximately $194 million at purchase prices ranging from $.4 million to $14.1 million, with a weighted average effective interest rate of approximately 8.3% and a weighted average remaining term of approximately 32 years. In addition, during the nine months ended September 30, 1994, CRIIMI MAE funded cumulative advances of approximately $37.2 million on Government Insured Construction Mortgages with a weighted average effective interest rate of approximately 8.34%. As of September 30, 1994, the weighted average effective yield on all of CRIIMI MAE's mortgage investments, including other mortgage investments as described in Note 11, was approximately 8.22%. As of September 30, 1994, CRIIMI MAE had committed approximately $13.7 million to make additional advances on Government Insured Construction Mortgages and/or acquire Government Insured Multifamily Mortgages.

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

4.   INVESTMENT IN MORTGAGES - Continued

Historical Dispositions
- - - -----------------------
     The following table sets forth certain information concerning dispositions of Government Insured Multifamily Mortgages by CRIIMI MAE and CRI Liquidating for 1993 and 1994:

                                                                               Net              Net
                                                                           Gain/(Loss)       Gain/(Loss)
                                                                            Financial        Recognized
                           Type of Disposition Proceeds                     Statement         For Tax
Year                   Assignment(1)    Sale     Prepayment     Total        Purposes        Purposes(3)
- - - ----                   -------------    ----     ----------     -----     --------------   ---------------

1993-CRI Liq.                2            5           3          10       $  8,089,840     $ 14,938,128
     CRIIMI MAE              2           --           5           7           (732,095)        (650,339)
1994-CRI Liq.                2           10           2          14         12,282,199       15,713,547
     CRIIMI MAE             --           --           5           5            714,217          827,704
                            ---         ---         ---         ---       ------------     ------------
                              6(2)       15          15          36       $ 20,354,161     $ 30,829,040
                            ===         ===         ===         ===       ============     ============

(1)      CRIIMI MAE or CRI Liquidating may elect to receive insurance benefits in the form of cash when a Government
         Insured Multifamily Mortgage defaults.  In that event, for FHA-Insured Loans 90% of the face value of the mortgage generally is received within approximately 90 days of assignment of the mortgage to HUD and 9% of the face value of the mortgage is received upon final processing by HUD which may not occur in the same year as assignment. If CRIIMI MAE or CRI Liquidating elects to receive insurance benefits in the form of HUD debentures, 99% of the face value of the mortgage is received upon final processing by HUD.  In the event of a default on a GNMA Mortgage-Backed Security, 100% of the face value of the security is received upon final processing by GNMA.  Gains from dispositions are recognized upon receipt of funds or HUD debentures and losses generally are recognized at the time of assignment.
(2)      Four of the six assignments were sales of Government Insured Multifamily Mortgages then in default and resulted in CRI Liquidating or CRIIMI MAE receiving near or above face value.
(3)      In connection with the formation of CRI Liquidating in 1989, CRI Liquidating recorded its investment in mortgages at the lower of cost or fair value, which resulted in an overall net write down for tax purposes.
         For financial statement purposes, carryover basis of accounting was used.  Therefore, since 1989, the net gain for tax purposes was greater than the net gain recognized for financial statement purposes.  As a REIT, dividends to shareholders are based on tax basis income.


         Additionally, during the nine months ended September 30, 1994, CRIIMI MAE negotiated a reduction in the net stated interest rates ranging from 9.5% to 10.75% to competitive net stated interest rates ranging from 7.625% to 8.75% of eight Government Insured Multifamily Mortgages, with an aggregate face value of approximately $34.8 million as of September 30, 1994. These refinancings enabled CRIIMI MAE to avoid prepayment on the mortgages and maintain its portfolio at competitive terms. As a result of these refinancings, CRIIMI MAE

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

4.   INVESTMENT IN MORTGAGES - Continued

recognized additional aggregate financial statement and tax basis losses of $57,534 during the nine months ended September 30, 1994. During the nine months ended September 30, 1994, CRIIMI MAE established an aggregate provision for loan losses of $141,500 for financial statement purposes in anticipation of losses on two Government Insured Multifamily Mortgages, Oak Hills and Guinn Nursing Home.

     As of September 30, 1994, CRIIMI MAE and/or CRI Liquidating have/has assigned or elected to assign to the United States Department of Housing and Urban Development (HUD) the following Government
Insured Multifamily Mortgages, which were included in Investment in Mortgages at fair value:

                                                            Anticipated              Anticipated
                                      Net                    Financial                   Tax
                                    Carrying                 Statement                  Basis
      Complex Name                  Value(b)                (Loss)/Gain               Gain/(Loss)
- - - -------------------------         -----------               ------------             ------------
Booker Gardens Apts. (9%)         $    31,508               $     (3,815)            $      2,733
Turtle Creek Apts.                  3,733,573                    266,924                  669,589
Providence Apts. (9%)(a)               33,016                      4,562                    4,562
Oak Hills (a)(c)                    3,867,245                    (98,240)                 (70,368)
                                  -----------               ------------             ------------
                                  $ 7,665,342               $    169,431             $    606,516
                                  ===========               ============             ============

(a)      Represents a CRIIMI MAE Government Insured Multifamily Mortgage.  All others are CRI Liquidating mortgage investments.
(b)      In connection with CRIIMI MAE's and CRI Liquidating's implementation of SFAS 115, all Government Insured
         Multifamily Mortgages which CRIIMI MAE and/or CRI Liquidating have/has assigned or elected to assign to HUD are considered Available for Sale and are recorded on the consolidated balance sheets at fair value.
(c)      In October 1994, CRIIMI MAE received 90% of the assignment proceeds on Oak Hills.  The remaining 9% is expected to be received in 1995.  The anticipated loss on the assignment of this mortgage is included in losses on mortgage dispositions for the three and nine months ended September 30, 1994.


         In connection with CRIIMI MAE's and CRI Liquidating's implementation of SFAS 115, all of CRI Liquidating's Government
Insured Multifamily Mortgages, and CRIIMI MAE's Government Insured Multifamily Mortgages which CRIIMI MAE has elected to assign to HUD
(as discussed above), are recorded at fair value, as estimated below, as of September 30, 1994 and December 31, 1993; however, CRIIMI MAE's Investment in Mortgages (other than those designated by CRIIMI MAE for assignment to HUD) continues to be recorded at amortized cost based on CRIIMI MAE's intention and ability to hold these mortgages to maturity. The difference between the amortized cost and the fair

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

4.   INVESTMENT IN MORTGAGES - Continued

value of CRI Liquidating's Government Insured Multifamily Mortgages and CRIIMI MAE's Government Insured Multifamily Mortgages which CRIIMI MAE has elected to assign to HUD represents the net unrealized gains on such Government Insured Multifamily Mortgages. CRIIMI MAE's share of the net unrealized gains on CRI Liquidating's Government Insured Multifamily Mortgages is reported as a separate component of shareholders' equity.

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

4.   INVESTMENT IN MORTGAGES - Continued

     The fair value of the Government Insured Multifamily Mortgages was based on quoted market prices.

                                            As of September 30, 1994           As of December 31, 1993
                                             Amortized         Fair            Amortized         Fair
                                               Cost            Value             Cost            Value
                                           ------------     ------------     ------------     ------------
Investment in mortgages, accounted
  for at amortized cost (excluding
  other mortgage investments as
  discussed in Note 11)                    $701,318,115     $663,819,394     $496,750,496     $506,582,429
                                           ============     ============     ============     ============

Investment in mortgages, accounted
  for at fair value                        $154,083,933     $175,151,147     $193,490,825     $244,840,589
                                           ============     ============     ============     ============



5.   RECONCILIATION OF FINANCIAL STATEMENT NET INCOME TO TAX
       BASIS INCOME

     On an annual basis, CRIIMI MAE expects to pay to its shareholders quarterly cash dividends equal to virtually all of its tax basis income (see Note 6).

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)


5.   RECONCILIATION OF FINANCIAL STATEMENT NET INCOME TO TAX
       BASIS INCOME - Continued

     Reconciliations of the financial statement net income to the tax basis income for the three and nine months ended September 30, 1994 and 1993 are as follows:

                                            For the three months ended        For the nine months ended
                                                   September 30,                     September 30,
                                               1994             1993             1994             1993
                                           ------------     ------------     ------------     ------------
Financial statement net income
  applicable to CRIIMI MAE                 $  5,449,251     $  3,800,643     $ 21,507,675     $ 11,722,243
  Adjustment due to accounting
    for subsidiary as a pooling
    for financial statement purposes
    and a purchase for tax purposes             120,992        1,366,334        2,227,733        6,402,407
  Income from investment in insured
    mortgage funds and advisory
    partnership                                   8,383           19,204           25,151           57,585
  Mortgage dispositions                         211,698          (61,547)         254,987          142,153
  Amortization of Original Issue
    Discount                                     81,150               --           81,150               --
  Interest income-U.S. Treasuries               213,256          242,419          655,296          738,107
  Interest expense-defeased notes              (293,487)        (341,648)        (916,581)      (1,061,065)
  Interest expense-amortization
    of deferred financing costs                   2,004         (159,100)         (76,423)        (405,479)
  Nondeductible expense:
    Interest expense-write-off of
      deferred financing costs                  (47,780)         113,526          843,394          130,093
    Provision for settlement of
      litigation                                     --          250,000         (557,340)         250,000
    Other                                        40,107             (164)          30,629          (14,340)
                                           ------------     ------------     ------------     ------------
Tax basis income                           $  5,785,574     $  5,229,667     $ 24,075,671     $ 17,961,704
                                           ============     ============     ============     ============
Tax basis income per share                 $        .23     $        .26     $        .96     $        .89
                                           ============     ============     ============     ============


6.   DIVIDENDS TO SHAREHOLDERS

     For the nine months ended September 30, 1994, dividends of $.87 per share were paid to shareholders.

     These dividends, which include long-term capital gains, are as follows:

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

6.   DIVIDENDS TO SHAREHOLDERS - Continued

                                          Dividend            Record Date
                                          --------          ---------------
Quarter ended March 31, 1994              $    .29          March 24, 1994
Quarter ended June 30, 1994                    .29          June 20, 1994
Quarter ended September 30, 1994               .29          September 19, 1994
                                          --------
Year-to-date September 30, 1994           $    .87
                                          ========


     As a result of rising interest rates, management anticipates that CRIIMI MAE's 1995 dividend will likely range from $.97 to $1.04 per share (based on interest rates in effect on October 11, 1994 and certain other assumptions). The dividend is expected to be at the top of the range if CRIIMI MAE raises additional equity and invests those funds in subordinated debt securities throughout 1995 as contemplated under its existing business plan. If CRIIMI MAE makes no more of these subordinated debt investments than it made during 1994, the dividend is expected to be at the low end of the range. Additionally, if three-month LIBOR continues to rise, CRIIMI MAE's interest expense will continue to increase and dividends could fall below the $.97 to $1.04 per share range. However, CRIIMI MAE as discussed in Note 9, has in place various interest rate hedges, principally consisting of interest rate caps, which enable CRIIMI MAE to partially limit the effect of rising interest rates.

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)


7.   TRANSACTIONS WITH RELATED PARTIES

     Below is a summary of amounts paid or accrued to related parties during the three and nine months ended September 30, 1994 and 1993:

Amounts Paid or Accrued to Related Parties:
- - - ------------------------------------------
                                           For the three months ended        For the nine months ended
                                                 September 30,                     September 30,
                                           ----------------------------      ----------------------------
                                               1994             1993             1994             1993
                                           ------------     ------------     ------------     ------------
Payments to the Adviser:
- - - -----------------------
Annual fee-CRIIMI MAE(a)(h)                $    719,356     $    328,583     $  1,836,392     $    782,879
Annual fee-CRI Liquidating(a)                   167,714(g)       240,703          533,561(g)       888,946(g)
Incentive fee-CRIIMI MAE(a)                     233,623          135,712          497,675          213,972
Incentive fee-CRI Liquidating(f)                     --               --          394,812          201,876
Mortgage selection fees-CRIIMI MAE(b)           238,840        1,398,898        1,371,638        1,930,978
                                           ------------     ------------     ------------     ------------
       Total                               $  1,359,533     $  2,103,896     $  4,634,078     $  4,018,651
                                           ============     ============     ============     ============
Payments to CRI:
- - - ---------------
Expense reimbursement-CRIIMI MAE(c)        $    413,290     $    195,131     $  1,113,157     $    481,907
Expense reimbursement-CRI Liquidating(c)         71,243           53,201          216,856          199,746
                                           ------------     ------------     ------------     ------------
       Total                               $    484,533     $    248,332     $  1,330,013     $    681,653
                                           ============     ============     ============     ============
Amounts Received or Accrued from
  Related Parties:
  ---------------
  CRIIMI, Inc. Income(d)                   $    465,752     $    612,684     $  1,397,257     $  1,484,294
  Return of capital from
    CRIIMI, Inc.(e)                             150,096               --          677,695               --
                                           ------------     ------------     ------------     ------------
       Total                               $    615,848     $    612,684     $  2,074,952     $  1,484,294
                                           ============     ============     ============     ============
  CRI/AIM Investment Limited
    Partnership(d)(h)                      $    175,000     $    149,902     $    525,000     $    499,902
                                           ============     ============     ============     ============
/TABLE

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

7.   TRANSACTIONS WITH RELATED PARTIES - Continued

(a)  Included in the accompanying consolidated statements of income.
(b) Included as deferred costs on the accompanying consolidated balance sheets.
(c) Included as general and administrative expenses on the accompanying consolidated statements of income.
(d) Included as income from investment in insured mortgage funds and advisory partnership, before amortization, on the accompanying consolidated statements of income.
(e) Included as a reduction of investment in insured mortgage funds and advisory partnership on the accompanying consolidated balance sheets.
(f) Netted from gains on mortgage dispositions on the accompanying consolidated statements of income.
(g) As a result of reaching the Carryover CRIIMI I Target Yield during the first, second and third quarters of 1994, CRI Liquidating paid deferred annual fees of $31,279, $29,068, and $29,175, respectively, as compared to $127,819 for the first quarter of 1993. The amount paid in the first quarter of 1993 included deferred annual fees of $86,395 from the third and fourth quarters of 1992.
(h) As of June 1, 1993, pursuant to the First Amendment to the CRI Insured Mortgage Association, Inc. Advisory Agreement, CRIIMI MAE was granted the right to reduce the amounts paid to the Adviser by the difference between CRIIMI MAE's guaranteed $700,000 distribution from CRI/AIM Investment Limited Partnership and the amount actually paid to CRIIMI MAE by CRI/AIM Investment Limited Partnership. As such, the amounts paid to the Adviser for the three and nine months ended September 30, 1994 were reduced by $77,236 and $234,306, respectively, and the amounts paid to the Adviser for the three and nine months ended September 30, 1993 were reduced by $25,098 and $25,098, respectively, which represents the difference between the guaranteed distribution for the period and the amount actually paid to CRIIMI MAE.

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)


8.   LONG-TERM DEBT

     The following table summarizes CRIIMI MAE's long-term debt outstanding as of September 30, 1994 and December 31, 1993:

                                     As of          As of
                                 September 30,   December 31,
                                     1994            1993
                                 ------------    ------------
Master Repurchase Agreements     $457,768,624    $331,712,648
Revolving Credit Facility         112,000,000              --
Bank Term Loan                     35,358,920      52,026,400
Citibank Repurchase Agreement       5,396,106              --
                                 ------------    ------------

     Total Long-Term Debt        $610,523,650    $383,739,048
                                 ============    ============

Master Repurchase Agreements
- - - ----------------------------
     On April 30, 1993, CRIIMI MAE entered into master repurchase agreements, (collectively, with the additional repurchase agreements described below, the Master Repurchase Agreements) with Nomura Securities International, Inc. and Nomura Asset Capital Corporation (collectively, Nomura) which provided CRIIMI MAE with $350.0 million of available financing for a three-year term, expiring April 30, 1996. CRIIMI MAE intends to seek renewal of the Master Repurchase Agreements upon expiration. Interest on such borrowings is based on the three-month LIBOR plus .75% or .50% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. For the nine months ended September 30, 1994 and 1993, the three-month LIBOR for these borrowings ranged from 3.25% to 4.875% and from 3.1875% to 3.4375%, respectively. The value of the FHA-Insured Loans and the GNMA Mortgage-Backed Securities pledged as collateral must equal at least 110% and 105%, respectively, of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities.

     On November 30, 1993, CRIIMI MAE entered into additional repurchase agreements with Nomura pursuant to which Nomura agreed to provide CRIIMI MAE with an additional $150.0 million of available financing for a three-year term, expiring October 27, 1996. CRIIMI
MAE intends to seek renewal of these additional repurchase agreements upon expiration. Interest on such borrowings for the first twelve months after the initial funding (April 1994) is based on the three-month LIBOR plus .90% or .70% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. The value of the FHA-Insured Loans and the GNMA Mortgage-Backed Securities pledged as collateral must equal at least 110% and

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

8.   LONG-TERM DEBT - Continued

107%, respectively, of the amounts borrowed. No more than 40% of the collateral pledged may be FHA-Insured Loans and no less than 60% may be GNMA Mortgage-Backed Securities. CRIIMI MAE was required to pay commitment fees of three basis points per month on the unutilized amount through June 1994 and twelve basis points on any remaining unused amounts as of July 1, 1994. For the nine months ended September 30, 1994, CRIIMI MAE incurred approximately $415,000 in commitment fees related to the $150.0 million facility.

     As of September 30, 1994, CRIIMI MAE had borrowed approximately $407.8 million of the funds available under the Master Repurchase Agreements primarily to acquire Government Insured Multifamily Mortgages and approximately $50 million to repay a portion of borrowings under the Commercial Paper Facility, as discussed below.

       As of September 30, 1994, mortgage investments directly owned by CRIIMI MAE, which approximate $478.7 million at fair value and $510.2 million at face value, were used as collateral pursuant to certain terms of the Master Repurchase Agreements. In addition, under the Master Repurchase Agreements, CRIIMI MAE's debt-to-equity ratio may not exceed 2.5:1. As of September 30, 1994, CRIIMI MAE's debt-to-equity ratio was approximately 2.44:1.

Revolving Credit Facility/Commercial Paper Facility
- - - ---------------------------------------------------
     In the first quarter of 1994, borrowings under the Commercial Paper Facility, which matured on February 28, 1994, were replaced with revolving credit loans. During the period January 1, 1994 through February 28, 1994, the maximum amount outstanding on these borrowings was approximately $95.3 million and the weighted average amount outstanding was approximately $86.4 million. The weighted average interest rate for the period January 1, 1994 through February 28, 1994 on these borrowings was 3.31%.

     As of February 28, 1994, these borrowings were replaced with a 30-month non-amortizing revolving credit facility (the Revolving Credit Facility) provided by certain lenders which had participated in the Commercial Paper Facility. Under the Revolving Credit Facility, the lenders agreed to loan CRIIMI MAE an aggregate principal amount of $110 million.

     Effective August 5, 1994, an additional $25 million was made available for borrowing by CRIIMI MAE under this facility. The terms of the Revolving Credit Agreement, as amended, prohibit CRIIMI MAE or its subsidiaries from: (i) creating, incurring, or permitting any lien on any assets of CRIIMI MAE or its subsidiaries; (ii) incurring, subject to certain exceptions, any debt not expressly approved by the lending banks; and (iii) permitting CRIIMI MAE's debt-to-equity ratio to exceed 2.5:1. CRIIMI MAE is required to pay commitment fees of

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

8.   LONG-TERM DEBT - Continued

twenty five basis points per annum on the $25 million increase to the facility. As of September 30, 1994, CRIIMI MAE incurred approximately $20,000 of commitment fees related to the $25 million increase in the facility.

     The interest rate on borrowings under the Revolving Credit Facility is based on CRIIMI MAE's choice of (i) the one, two, three or nine-month LIBOR plus an interest rate margin of .50%, .5625%, or .625% depending on the percentage of GNMA Mortgage-Backed Securities pledged as collateral or (ii) a base rate equal to the higher of either the lender's prime rate or .50% per annum above the Federal Funds rate, plus an interest rate margin of 0%, .0625%, or .125% depending on the percentage of GNMA Mortgage-Backed Securities held as collateral. During the period of February 28, 1994 through September 30, 1994, the weighted average interest rate, excluding interest rate margin costs as described above, on the borrowings under the Revolving Credit Facility (based on LIBOR) was 4.39%. The value of the collateral pledged must equal at least 110% of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities. As of September 30, 1994, mortgage investments directly owned by CRIIMI MAE, which approximated $125.5 million at face value and $125.7 million at fair value, were used as collateral pursuant to the terms of the Revolving Credit Facility.

     As of September 30, 1994, CRIIMI MAE had used $112.0 million under the Revolving Credit Facility primarily to acquire Government Insured Multifamily Mortgages and to repay borrowings under the aforementioned Commercial Paper Facility.

Bank Term Loan
- - - --------------
     On October 23, 1991, CRIIMI MAE entered into a credit agreement with two banks for a reducing term loan facility (the Bank Term Loan) in an aggregate amount not to exceed $85.0 million, subject to certain terms and conditions. In December 1992, the credit agreement was amended to increase the reducing term loan by $15.0 million. The Bank Term Loan had an outstanding principal balance of approximately $35.4 million and approximately $52.0 million as of September 30, 1994 and December 31, 1993, respectively. As of September 30, 1994 and
December 31, 1993, the Bank Term Loan was secured by the value of 13,124,000 and 13,874,000 CRI Liquidating shares owned by CRIIMI MAE, respectively. The Bank Term Loan requires a quarterly principal payment based on the greater of (i) the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing the Bank Term Loan or (ii) an amount to bring the Bank Term
Loan to its scheduled outstanding balance at the end of such quarter.
The minimum amount of annual principal payments is approximately $15.8 million, with any remaining amounts of the original $85.0 million of

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

8.   LONG-TERM DEBT - Continued

principal due in April 1996 and any remaining amounts of the $15.0 million of increased principal due in December 1996. The Bank Term Loan also requires that CRIIMI MAE's debt-to-equity ratio cannot exceed 2.5:1.

     The amended Bank Term Loan provides for an interest rate of 1.10% over three-month LIBOR plus an agent fee of 0.05% per year. As of September 30, 1994 and 1993, LIBOR for borrowings under the Bank Term Loan was 5.266% and 3.188%, respectively.

Citibank Repurchase Agreement
- - - -----------------------------
     On September 1, 1994, CRIIMI MAE entered into a repurchase agreement with Citicorp which provided CRIIMI MAE financing to purchase a tranche of subordinated securities (see Note 11). The Citicorp agreement provided financing for 70% of the purchase price of the subordinated security tranche, or approximately $5.4 million. Under the Agreement, interest is based upon the six-month LIBOR plus 110 basis points for a twelve month term, with several six-month renewal options. CRIIMI MAE entered into the agreement when the six-month libor was 5.3125%, thereby locking into a 6.4125% aggregate borrowing cost.

     As of September 30, 1994 the weighted average cost of borrowings, including amortization of deferred financing fees, on all of CRIIMI MAE's debt, was approximately 7.11%.

                         ---------------------

     In response to the changing interest rate environment and the impact on CRIIMI MAE's financial condition and results of operations, the Adviser has had discussions with CRIIMI MAE's lenders requesting that certain terms be modified, including restrictive covenants, in order to give CRIIMI MAE more financial flexibility. There can be no assurance that such changes will be accepted by these lenders.

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)


9.   INTEREST RATE HEDGE AGREEMENTS

     As of September 30, 1994, CRIIMI MAE had total debt of approximately $610.5 million. CRIIMI MAE's use of leverage carries with it the risk that the cost of its borrowings could increase relative to the return on its mortgage investments, which could result in reduced net income or a net loss and thereby reduce the return to its shareholders. To partially limit the adverse effects of rising interest rates, CRIIMI MAE has entered into a series of interest rate hedging agreements in excess of an aggregate notional amount of $650 million, as described below. Borrowings by CRIIMI MAE generally are hedged by collar or cap agreements, as described below. In addition, during October 1994, CRIIMI MAE purchased a three-year cap in the notional amount of $50 million to replace certain collars expiring in early 1995, as discussed below.

     As of September 30, 1994, CRIIMI MAE had in place interest rate collars based on the CP Index with an aggregate notional amount of $115 million, a weighted average floor of 8.55% and a weighted average cap of 10.37%. As of September 30, 1994, these collar agreements carried minimum interest rates which were between approximately 3.34% and 3.71% above the September 30, 1994 CP Index. Such hedging agreements expire in 1995. The Adviser is exploring alternatives to replace these hedging agreements when they expire.

     As a result of minimum interest rate levels associated with the swap agreement terminated in December, 1993 and the collar agreements which expire in 1995, CRIIMI MAE incurred additional interest expense of approximately $3.6 million and approximately $6.5 million for the nine months ended September 30, 1994 and 1993, respectively. Additionally, CRIIMI MAE incurred amortization of $1,242,810 and $280,054 for the nine months ended September 30, 1994 and 1993, respectively, relating to the establishment of interest rate hedges.

     Additionally, as of September 30, 1994, CRIIMI MAE had in place interest rate caps based on the CP Index and LIBOR. The caps based on the CP Index have an aggregate notional amount of $50 million with a weighted average cap of 8.73%. The caps based on the three-month LIBOR, have an aggregate notional amount of $400 million with a weighted average cap of 6.28%. As of September 30, 1994, the cap agreements based on the three-month LIBOR were between approximately .5% and 1.0% above the current three-month LIBOR and the cap agreements based on the CP Index were between 3.41% and 3.96% above the current CP Index. In addition, one cap based on the one-month LIBOR with a notional amount of $35 million had a cap of 6.125%, which was approximately 1.06% above the one-month LIBOR.

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

(a)      Approximately $4.5 million and $2.3 million of costs were incurred during 1993 and the nine months ended
         September 30, 1994, respectively, in connection with the establishment of interest rate hedges.  These costs are being amortized using the effective interest method over the term of the interest rate hedge agreements for financial statement purposes and in accordance with the regulations under Internal Revenue Code Section
         446 with respect to notional principal contracts for tax purposes.
(b)      On May 24, 1993, CRIIMI MAE and the counterparty to the collar, CIBC, terminated the floor on this former collar.  In consideration of such termination, CRIIMI MAE paid CIBC approximately $2.3 million.  This amount was deferred on the accompanying consolidated balance sheets as the underlying debt being hedged is still outstanding.  This amount will be amortized for the period from May 24, 1993 through May 26, 1996.  CRIIMI
         MAE amortized approximately $.6 million and $.3 million of this deferred amount in the accompanying consolidated statement of income for the nine months ended September 30, 1994 and 1993, respectively.
(c)      The hedges are based either on the 30-day Commercial Paper Composite Index (CP), three-month LIBOR, or one-
         month LIBOR.



         In addition, CRIIMI MAE entered into an interest rate hedge agreement on the Bank Term Loan to cap the interest rate at 6.5% based on the expected paydown schedule and an incremental hedge of 10.5% on a notional amount equivalent to the difference between the required and expected paydown schedules of the Bank Term Loan. As of September 30, 1994, three-month LIBOR was approximately 1.23% below the 6.5% cap.

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

9.   INTEREST RATE HEDGE AGREEMENTS - Continued

     During October 1994, CRIIMI MAE purchased a three year interest rate cap, at a cost of approximately $1.3 million, based upon the three-month LIBOR. The cap has an aggregate notional amount of $50 million and a cap of 6.75%.

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

     The exercise of the warrants will not result in a charge to CRIIMI MAE's tax basis income. Further, the Adviser believes that the exercise of the warrants will not have a material adverse effect on CRIIMI MAE's tax basis income per share or annualized cash dividends per share because CRIIMI MAE will invest the proceeds from any exercise of the warrants in accordance with its investment policy to purchase Government Insured Multifamily Mortgages and other authorized investments. However, in the case of a significant decline in the yield on mortgage investments and a significant decrease in the net positive spread which CRIIMI MAE could achieve on its borrowings, the

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

10.  SETTLEMENT OF LITIGATION - Continued

exercise of the warrants may have a dilutive effect on tax basis income per share and cash dividends per share. Receipt of the proceeds from the exercise of the warrants will increase CRIIMI MAE's shareholders' equity.


11.  OTHER MORTGAGE INVESTMENTS

     CRIIMI MAE has invested primarily in Government Insured
Multifamily Mortgages and government insured or guaranteed multifamily construction loans. As of September 30, 1994, CRIIMI MAE owned directly or indirectly through its subsidiary, CRI Liquidating, 225 Government Insured Multifamily Mortgages with an aggregate carrying value of approximately $876.5 million.

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

     As of September 30, 1994, CRIIMI MAE had purchased two tranches of subordinated securities issued by a real estate mortgage investment conduit (REMIC) sponsored by Citibank N.A. The securities, which were purchased for approximately $12.3 million, have a face value of approximately $22.4 million and are backed by a portfolio of uninsured multifamily and commercial mortgages with an aggregate face value of approximately $172 million. Approximately 70% of the mortgages in the portfolio are mortgages on multifamily properties; the remainder are mortgages on commercial properties. CRIIMI MAE's Adviser and its affiliates applied their knowledge of multifamily and commercial mortgages to perform due diligence on all of the mortgage investments comprising the pool. This analysis included reviewing the operating records of all the underlying real estate assets, reviewing appraisals, environmental studies, market studies, architectural and engineering reviews, and independently developing projected operating budgets. In addition, site visits were conducted at substantially all of the properties, in an effort to confirm market and architectural studies. With the benefit of this information, CRIIMI MAE purchased the unrated tranche and the most subordinated rated tranche of the portfolio.

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

11.  OTHER MORTGAGE INVESTMENTS - Continued

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

     It is the policy of CRIIMI MAE to make investments of this type only when satisfactory arrangements exist whereby CRIIMI MAE can closely monitor the management of the pool. In this case, CRICO Mortgage Company (CRICO), an affiliate of the Adviser, will not only service approximately 70% of the mortgage investments comprising the pool, thereby enabling CRICO to continuously monitor the performance of the pool, but will also actively pursue resolution of delinquencies that may develop and maintain current records on the properties' operations and tax and insurance liabilities. Additionally, CRICO is the special servicer for the entire portfolio which places it directly in the position of asset manager in the event that a default occurs. As special servicer, CRICO will use its efforts to create a financial solution designed to maximize the benefit to all of the investors in the portfolio, including CRIIMI MAE.

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
                                    ============      ============

      CRIIMI MAE financed approximately 70% of its acquisition of the B-2 tranche, or approximately $5.4 million. The terms of such financing include a twelve-month term with several six-month renewal options, bearing interest at the six-month LIBOR plus 110 basis points (see Note 8).

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

11.  OTHER MORTGAGE INVESTMENTS - Continued

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

11.  OTHER MORTGAGE INVESTMENTS - Continued

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

     Although investments in Government Insured Multifamily Mortgages and government insured or guaranteed multifamily construction loans will continue to comprise an overwhelming majority of CRIIMI MAE's total consolidated asset base, CRIIMI MAE expects that investments similar to the REMIC tranches discussed above will represent a major component of CRIIMI MAE's new business activity during the next 12 months. These investments will be made only after CRIIMI MAE has performed extensive due diligence on the assets and has determined that certain underwriting criteria have been met. CRIIMI MAE currently expects that investments of this type are not expected to exceed 10% of its total consolidated asset base during the next 12 months.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - - ---------------------
     CRIIMI MAE earned approximately $5.8 million in tax basis income for the three months ended September 30, 1994, a 10.6% increase from approximately $5.2 million for the three months ended September 30, 1993. CRIIMI MAE earned approximately $24.1 million in tax basis income for the nine months ended September 30, 1994, a 34.1% increase from approximately $18.0 million for the nine months ended September 30, 1993. On a per share basis, tax basis income for the three months ended September 30, 1994 decreased to approximately $0.23 per share from approximately $0.26 per share for the three months ended September 30, 1993. This decrease was primarily due to an increase in the weighted average shares outstanding from 20,183,533 to 25,183,533 for the three months ended September 30, 1993 and 1994, respectively. On a per share basis, tax basis income for the nine months ended September 30, 1994 increased to approximately $0.96 per share from approximately $0.89 per share for the nine months ended September 30, 1993.

     Net income for financial statement purposes was approximately $5.4 million for the three months ended September 30, 1994, a 43.4% increase from approximately $3.8 million for the three months ended September 30, 1993. Net income for financial statement purposes was approximately $21.5 million for the nine months ended September 30, 1994, a 83.5% increase from approximately $11.7 million for the nine months ended September 30, 1993. On a per share basis, financial statement net income for the three months ended September 30, 1994 increased to approximately $0.22 per share from approximately $0.19 per share for the three months ended September 30, 1993. On a per share basis, financial statement net income for the nine months ended September 30, 1994 increased to approximately $0.90 per share from approximately $0.58 per share for the nine months ended September 30, 1993.

     Total income increased approximately $4.0 million or 26.1% to approximately $19.2 million for the three months ended September 30, 1994 from approximately $15.2 million for the three months ended September 30, 1993. Total income increased approximately $11.3 million or 27.5% to approximately $52.3 million for the nine months ended September 30, 1994 from approximately $41.0 million for the nine months ended September 30, 1993. These increases were primarily due to growth in mortgage investment income which CRIIMI MAE experienced during 1993 and 1994, as described below.

     Mortgage investment income increased approximately $5.0 million or 36.7% to approximately $18.5 million for the three months ended September 30, 1994 from approximately $13.5 million for the three months ended September 30, 1993. Mortgage investment income increased approximately $13.6 million or 37.8% to approximately $49.6 million for the nine months ended September 30, 1994 from approximately $36.0 million for the nine months ended September 30, 1993. These increases were principally due to an increase in mortgage investments, net of dispositions, resulting from acquisitions of Government Insured

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


Multifamily Mortgages, advances on Government Insured Construction Mortgages and acquisition of other mortgage investments during 1993 and the nine months ended September 30, 1994, which were principally funded by proceeds from the Master Repurchase Agreements and the Equity Offering described below in "Master Repurchase Agreements" and "Other Events," respectively.

     Other investment income decreased approximately $.9 million or 85.9% to approximately $.2 million for the three months ended September 30, 1994 from approximately $1.1 million for the three months ended September 30, 1993. Other investment income decreased approximately $2.2 million or 70.5% to approximately $.9 million for the nine months ended September 30, 1994 from approximately $3.1 million for the nine months ended September 30, 1993. These decreases were attributable to other investment income earned in 1993 on approximately $120.4 million in other short-term investments acquired by CRIIMI MAE and CRI Liquidating during the nine months ended September 30, 1993, all of which were disposed of by December 31, 1993.

     Total expenses increased approximately $2.8 million or 27.0% to approximately $12.9 million for the three months ended September 30, 1994 from approximately $10.2 million for the three months ended September 30, 1993. Total expenses increased approximately $7.8 million or 30.6% to approximately $33.4 million for the nine months ended September 30, 1994 from approximately $25.6 million for the nine months ended September 30, 1993. These increases are principally due to increases in interest expense, and annual and incentive fees to related party, as described below. Partially offsetting this increase was an adjustment to the provision for settlement of litigation of approximately $.6 million as discussed below and a decrease in general and administrative expenses.

     Interest expense increased approximately $3.6 million or 49.4% to approximately $10.8 million for the three months ended September 30, 1994 from approximately $7.2 million for the three months ended September 30, 1993. Interest expense increased approximately $8.4 million or 42.9% to approximately $27.9 million for the nine months ended September 30, 1994 from approximately $19.5 million for the nine months ended September 30, 1993. These increases were principally a result of additional amounts borrowed during 1993 and 1994 under the Master Repurchase Agreements, the Revolving Credit Facility and the Citibank Repurchase Agreement and an increase in short term interest rates.

     Other operating expenses decreased approximately $.8 million or 28.0% to approximately $2.1 million for the three months ended
September 30, 1994 from approximately $2.9 million for the three months ended September 30, 1993. Other operating expenses decreased approximately $.5 million or 8.8% to approximately $5.6 million for the nine months ended September 30, 1994 from approximately $6.1 million for the nine months ended September 30, 1993. These variances

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


were primarily attributable to decreases in general and administrative expenses and an adjustment to the provision for settlement of litigation. Partially offsetting these changes were increases in fees paid to related party as discussed below, and increases in mortgage servicing fees to third parties, due primarily to increased mortgage acquisition and disposition activities.

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

     Total fees to related party increased approximately $416,000 or 59.0% to approximately $1,121,000 for the three months ended September 30, 1994 from approximately $705,000 for the three months ended September 30, 1993. Total fees to related party increased approximately $982,000 or 52.1% to approximately $2,868,000 for the nine months ended September 30, 1994 from approximately $1,886,000 for the nine months ended September 30, 1993. These increases were the result of increases in the CRIIMI MAE incentive and annual fees during the three and nine months ended September 30, 1994, as discussed below. Annual fees increased approximately $318,000 or 55.8% to approximately $887,000 for the three months ended September 30, 1994 from approximately $569,000 for the three months ended September 30, 1993. Annual fees increased approximately $698,000 or 41.8% to approximately $2,370,000 for the nine months ended September 30, 1994 from approximately $1,672,000 for the nine months ended September 30, 1993. These increases were primarily due to increased CRIIMI MAE mortgage acquisitions and advances on Government Insured Construction Mortgages. Partially offsetting these increases in annual fees for the three and nine months ended September 30, 1994 as compared to the same periods in 1993, was a reduction in the base component of the annual fees payable by CRI Liquidating resulting from mortgage dispositions during 1994 and 1993, as well as a reduction in the base component of the CRI Liquidating annual fee from .25% to .125% of average invested assets formerly held by CRIIMI III. Also offsetting these increases in annual fees for these periods was a reduction in the deferred component of the CRI Liquidating annual fee.

     The CRIIMI MAE incentive fee is equal to 25% of the amount by which net income from additional mortgage investments exceeds the annual target return on equity and is payable quarterly, subject to

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


year-end adjustment. The incentive fee increased approximately $98,000 or 72.1% to approximately $234,000 for the three months ended September 30, 1994 from approximately $136,000 for the three months ended September 30, 1993. The incentive fee increased approximately $284,000 or 132.6% to approximately $498,000 for the nine months ended September 30, 1994 from approximately $214,000 for the nine months ended September 30, 1993. These increases were primarily attributable to the fact that CRIIMI MAE's net income from additional mortgage investments during the three and nine months ended September 30, 1994 exceeded the net income from additional mortgage investments for the corresponding periods in 1993 as a result of the increase in mortgage investment income and the decrease in interest income and other operating expenses discussed above. Also contributing to the increase, during 1994 CRIIMI MAE recognized a tax basis gain of approximately $937,000 in connection with the prepayment of the mortgage on Williamstown Apartments.

     Gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage investments disposed of during the period. Gains on mortgage dispositions increased approximately $361,000 or 70.8% to approximately $870,000 in the three months ended September 30, 1994 from approximately $510,000 in the three months ended September 30, 1993. Gains on mortgage dispositions increased approximately $10.1 million or 337.4% to approximately $13.2 million in the nine months ended September 30, 1994 from approximately $3.0 million in the nine months ended September 30, 1993. These increases were primarily due to the sale of twelve CRI Liquidating Government Insured Multifamily Mortgages in February 1994, all of which resulted in gains. These dispositions resulted in financial statement gains of approximately $11.8 million and tax basis gains of approximately $14.8 million. This compares to the disposition of five CRI Liquidating Government Insured Multifamily Mortgages during the nine months ended September 30, 1993, respectively, that generated financial statement gains of approximately $3.0 million and tax basis gains of approximately $8.9 million.

     Losses from mortgage dispositions increased approximately $126,000 or 616.0% to approximately $146,000 in the three months ended September 30, 1994 from approximately $20,000 in the same period in 1993. Losses from mortgage dispositions decreased approximately $355,000 or 49.9% to approximately $356,000 in the nine months ended September 30, 1994 from approximately $711,000 in the same period in 1993. These decreases were primarily due to the financial statement loss of approximately $.5 million recognized in March 1993 as a result of the prepayment of one CRIIMI MAE Government Insured Multifamily Mortgage, and the establishment of a provision for loan losses on two Government Insured Mortgages in September 1994 for financial statement purposes of $141,500.

Liquidity
- - - ---------

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


     CRIIMI MAE and CRI Liquidating closely monitor their cash flow and liquidity positions in an effort to ensure that sufficient cash is available for operations and debt service requirements and to continue to qualify as REITs. CRIIMI MAE and CRI Liquidating's cash receipts, which are derived from scheduled payments of outstanding principal of and interest on, and proceeds from dispositions of, mortgage investments held by CRIIMI MAE and CRI Liquidating, plus cash receipts from interest on temporary investments, borrowings, cash received from CRIIMI MAE's interests in the AIM Funds and advisory partnership, and cash received from CRI Liquidating's investment in limited partnerships (Participations), were sufficient for the three and nine month periods ended September 30, 1994 and 1993 to meet operating, investing and financing cash requirements. It is anticipated that cash receipts will be sufficient in future periods to meet similar cash requirements. Cash flow was also sufficient to provide for the payment of dividends to shareholders. As of September 30, 1994, there were no significant commitments for capital expenditures; however, as of such date, CRIIMI MAE had committed to fund additional Government Insured Construction Mortgages and acquire additional Government Insured Multifamily Mortgages totalling approximately $13.7 million.

     Dividends -- During the first, second and third quarters of 1994, CRIIMI MAE increased its quarterly dividend to $0.29 per share from $0.28 per share for the previous quarters in 1993. CRIIMI MAE's objective is to pay a stable quarterly dividend and to increase the tax basis income over time, and thereby increase the quarterly dividend. However, the rise in short-term interest rates during the past eight months has significantly increased CRIIMI MAE's interest expense. This will result in a lower dividend for 1995. Management is currently developing strategies which are expected to reduce the impact of higher interest expense and, over time, improve the return to CRIIMI MAE's shareholders. Assuming interest rates in effect on October 11, 1994, by pursuing only the business activities and investment plans underway, management estimates that CRIIMI MAE's dividend next year would likely range from $.97 to $1.04 per share. If CRIIMI MAE raises additional equity and invests those funds in subordinated debt securities throughout 1995, management believes that the dividend will be in the high end of this range. However, if CRIIMI MAE makes no more of these subordinated debt investments than it made during 1994, the dividend is expected to be at the low end of the range. Additionally, if three-month LIBOR continues to rise, CRIIMI MAE's interest expense will continue to increase and dividends could fall below the $.97 to $1.04 per share range. However, CRIIMI MAE has in place various interest rate hedges, principally consisting of interest rate caps, which enable CRIIMI MAE to partially limit the effect of rising interest rates.

     Although the mortgage investments held by CRIIMI MAE and CRI
Liquidating yield a fixed monthly mortgage payment once purchased, the cash dividends paid by CRIIMI MAE and by CRI Liquidating will vary during each period due to several factors. The factors which impact CRIIMI MAE's dividend include (i) the distributions which CRIIMI MAE

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


receives on its CRI Liquidating shares, (ii) the Net Positive Spreads (as defined below) on borrowings under CRIIMI MAE's financing facilities, (iii) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's London Interbank Offered Rate (LIBOR) based debt is priced, (iv) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends, (v) the yield at which principal from scheduled monthly mortgage payments, mortgage dispositions and distributions from the AIM Funds and from CRI Liquidating can be reinvested, (vi) variations in the cash flow received from the AIM Funds, and (vii) changes in operating expenses.

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

     Mortgage Investments -- As of September 30, 1994 and December 31, 1993, CRIIMI MAE owned, directly or indirectly, 225 and 189 Government Insured Multifamily Mortgages, respectively (49 and 63, respectively, of which were owned by CRI Liquidating). During the nine months ended September 30, 1994, CRIIMI MAE directly acquired 51 Government Insured Multifamily Mortgages with an aggregate purchase price of approximately $194 million at purchase prices ranging from $.4 million to $14.1 million, with a weighted average effective interest rate of approximately 8.3% and a weighted average remaining term of approximately 32 years. In addition, during the nine months ended September 30, 1994, CRIIMI MAE funded cumulative advances of approximately $37.2 million on Government Insured Construction Mortgages with a weighted average effective interest rate of approximately 8.34%. As of September 30, 1994, the weighted average effective yield on all of CRIIMI MAE's mortgage investments, including other mortgage investments as described in Note 11, was approximately 8.22%. As of September 30, 1994, CRIIMI MAE had committed approximately $13.7 million to make additional advances on Government Insured Construction Mortgages and/or acquire Government Insured Multifamily Mortgages.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


Historical Dispositions
- - - -----------------------
     The following table sets forth certain information concerning dispositions of Government Insured Multifamily Mortgages by CRIIMI MAE and CRI Liquidating for 1993 and 1994:

                                                                               Net              Net
                                                                           Gain/(Loss)       Gain/(Loss)
                                                                            Financial        Recognized
                           Type of Disposition Proceeds                     Statement         For Tax
Year                   Assignment(1)    Sale     Prepayment     Total        Purposes        Purposes(3)
- - - ----                   -------------    ----     ----------     -----     --------------   ---------------

1993-CRI Liq.                2            5           3          10       $  8,089,840     $ 14,938,128
     CRIIMI MAE              2           --           5           7           (732,095)        (650,339)
1994-CRI Liq.                2           10           2          14         12,282,199       15,713,547
     CRIIMI MAE             --           --           5           5            714,217          827,704
                            ---         ---         ---         ---       ------------     ------------
                              6(2)       15          15          36       $ 20,354,161     $ 30,829,040
                            ===         ===         ===         ===       ============     ============

(1)      CRIIMI MAE or CRI Liquidating may elect to receive insurance benefits in the form of cash when a Government
         Insured Multifamily Mortgage defaults.  In that event, for FHA-Insured Loans 90% of the face value of the mortgage generally is received within approximately 90 days of assignment of the mortgage to HUD and 9% of the face value of the mortgage is received upon final processing by HUD which may not occur in the same year as assignment. If CRIIMI MAE or CRI Liquidating elects to receive insurance benefits in the form of HUD debentures, 99% of the face value of the mortgage is received upon final processing by HUD.  In the event of a default on a GNMA Mortgage-Backed Security, 100% of the face value of the security is received upon final processing by GNMA.  Gains from dispositions are recognized upon receipt of funds or HUD debentures and losses generally are recognized at the time of assignment.
(2)      Four of the six assignments were sales of Government Insured Multifamily Mortgages then in default and resulted in CRI Liquidating or CRIIMI MAE receiving near or above face value.
(3)      In connection with the formation of CRI Liquidating in 1989, CRI Liquidating recorded its investment in mortgages at the lower of cost or fair value, which resulted in an overall net write down for tax purposes.
         For financial statement purposes, carryover basis of accounting was used.  Therefore, since 1989, the net gain for tax purposes was greater than the net gain recognized for financial statement purposes.  As a REIT, dividends to shareholders are based on tax basis income.


         Additionally, during the nine months ended September 30, 1994, CRIIMI MAE negotiated a reduction in the net stated interest rates ranging from 9.5% to 10.75% to competitive net stated interest rates ranging from 7.625% to 8.75% of eight Government Insured Multifamily Mortgages, with an aggregate face value of approximately $34.8 million as of September 30, 1994. These refinancings enabled CRIIMI MAE to avoid prepayment on the mortgages and maintain its portfolio at competitive terms. As a result of these refinancings, CRIIMI MAE recognized additional aggregate financial statement and tax basis losses of $57,534 during the nine months ended September 30, 1994. During the nine months ended September 30, 1994, CRIIMI MAE

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


established an aggregate provision for loan losses of $141,500 for financial statement purposes in anticipation of losses on two
Government Insured Multifamily Mortgages, Oak Hills and Guinn Nursing
Home.

     As of September 30, 1994, CRIIMI MAE and/or CRI Liquidating have/has assigned or elected to assign to the United States Department of Housing and Urban Development (HUD) the following Government
Insured Multifamily Mortgages, which were included in Investment in Mortgages at fair value:

                                                            Anticipated              Anticipated
                                      Net                    Financial                   Tax
                                    Carrying                 Statement                  Basis
      Complex Name                  Value(b)                (Loss)/Gain               Gain/(Loss)
- - - -------------------------         -----------               ------------             ------------
Booker Gardens Apts. (9%)         $    31,508               $     (3,815)            $      2,733
Turtle Creek Apts.                  3,733,573                    266,924                  669,589
Providence Apts. (9%)(a)               33,016                      4,562                    4,562
Oak Hills (a)(c)                    3,867,245                    (98,240)                 (70,368)
                                  -----------               ------------             ------------
                                  $ 7,665,342               $    169,431             $    606,516
                                  ===========               ============             ============

(a)      Represents a CRIIMI MAE Government Insured Multifamily Mortgage.  All others are CRI Liquidating mortgage investments.
(b)      In connection with CRIIMI MAE's and CRI Liquidating's implementation of SFAS 115, all Government Insured
         Multifamily Mortgages which CRIIMI MAE and/or CRI Liquidating have/has assigned or elected to assign to HUD are considered Available for Sale and are recorded on the consolidated balance sheets at fair value.
(c)      In October 1994, CRIIMI MAE received 90% of the assignment proceeds on Oak Hills.  The remaining 9% is expected to be received in 1995.  The anticipated loss on the assignment of this mortgage is included in losses on mortgage dispositions for the three and nine months ended September 30, 1994.



         Other Mortgage Investments -- CRIIMI MAE has invested primarily in Government Insured Multifamily Mortgages and government insured or guaranteed multifamily construction loans. As of September 30, 1994, CRIIMI MAE owned directly or indirectly through its subsidiary, CRI Liquidating, 225 Government Insured Multifamily Mortgages with an aggregate carrying value of approximately $876.5 million.

     In addition to investing in Government Insured Multifamily Mortgages, CRIIMI MAE's board of directors has authorized CRIIMI MAE to invest in a limited amount of other mortgage investments which are not federally insured or guaranteed. Since adoption of this policy, CRIIMI MAE and its Adviser have been reviewing opportunities for investment in other real estate securities which complement CRIIMI MAE's existing holdings. In the current investment climate, CRIIMI MAE's Adviser believes that well-researched investments in high

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


yielding subordinated debt securities represent attractive investment opportunities. Such new investments are expected to enhance CRIIMI MAE's projected dividend by diversifying its asset base with the addition of higher-yielding/higher risk assets.

     As of September 30, 1994, CRIIMI MAE had purchased two tranches of subordinated securities issued by a real estate mortgage investment conduit (REMIC) sponsored by Citibank N.A. The securities, which were purchased for approximately $12.3 million, have a face value of approximately $22.4 million and are backed by a portfolio of uninsured multifamily and commercial mortgages with an aggregate face value of approximately $172 million. Approximately 70% of the mortgages in the portfolio are mortgages on multifamily properties; the remainder are mortgages on commercial properties. CRIIMI MAE's Adviser and its affiliates applied their knowledge of multifamily and commercial mortgages to perform due diligence on all of the mortgage investments comprising the pool. This analysis included reviewing the operating records of all the underlying real estate assets, reviewing appraisals, environmental studies, market studies, architectural and engineering reviews, and independently developing projected operating budgets. In addition, site visits were conducted at substantially all of the properties, in an effort to confirm market and architectural studies. With the benefit of this information, CRIIMI MAE purchased the unrated tranche and the most subordinated rated tranche of the portfolio.

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

     It is the policy of CRIIMI MAE to make investments of this type only when satisfactory arrangements exist whereby CRIIMI MAE can closely monitor the management of the pool. In this case, CRICO
Mortgage Company (CRICO), an affiliate of the Adviser, will not only service approximately 70% of the mortgage investments comprising the pool, thereby enabling CRICO to continuously monitor the performance of the pool, but will also actively pursue resolution of delinquencies that may develop and maintain current records on the properties' operations and tax and insurance liabilities. Additionally, CRICO is the special servicer for the entire portfolio which places it directly in the position of asset manager in the event that a default occurs.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


As special servicer, CRICO will use its efforts to create a financial solution designed to maximize the benefit to all of the investors in the portfolio, including CRIIMI MAE.

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
                                    ============      ============

      CRIIMI MAE financed approximately 70% of its acquisition of the B-2 tranche, or approximately $5.4 million. The terms of such financing include a twelve-month term with several six-month renewal options, bearing interest at the six-month LIBOR plus 110 basis points.

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

     Although investments in Government Insured Multifamily Mortgages and government insured or guaranteed multifamily construction loans will continue to comprise an overwhelming majority of CRIIMI MAE's total consolidated asset base, CRIIMI MAE expects that investments similar to the REMIC tranches discussed above will represent a major component of CRIIMI MAE's new business activity during the next 12 to 15 months. These investments will be made only after CRIIMI MAE has performed extensive due diligence on the assets and has determined that certain underwriting criteria have been met. CRIIMI MAE currently expects that investments of this type are not expected to exceed 10% of its total consolidated asset base during the next 12 to 15 months.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


     Asset/Liability Management -- CRIIMI MAE seeks to enhance the return to its shareholders through the use of leverage. Nevertheless, CRIIMI MAE's use of leverage carries with it the risk that the cost of borrowings could increase relative to the return on its mortgage investments, which could result in reduced net income or a net loss and thereby reduce the return to shareholders. A key objective of asset/liability management is to reduce interest rate risk. The Adviser continuously monitors CRIIMI MAE's outstanding borrowings in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

     In 1991, the Adviser adopted a policy with respect to borrowings above and beyond the original $140 million Notes and $140 million Commercial Paper Facility which would result in a reduction in the amount of fees payable by CRIIMI MAE if Net Positive Spreads (the difference between the yield on mortgage investments and all incremental borrowing and operating expenses on a tax basis associated with the acquisition of such mortgage investment) are not maintained: the total Annual Fee and master servicing fee of 0.40% of invested assets payable to the Adviser with respect to mortgage investments purchased with the proceeds of any particular tranche of borrowings will be reduced incrementally if CRIIMI MAE's Net Positive Spread on such tranche of borrowings fall below 0.40%. As of September 30, 1994, the Net Positive Spread on such borrowings was in excess of 40 basis points.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


     Corporate Borrowings -- The following table summarizes CRIIMI MAE's corporate borrowings as of September 30, 1994 and December 31, 1993:


                                     As of           As of
                                  September 30,   December 31,
                                      1994            1993
                                  ------------    ------------
Short-Term Debt:
Commercial Paper Facility         $         --    $ 95,306,000
                                  ============    ============

Long-Term Debt:
Master Repurchase Agreements      $457,768,624    $331,712,648
Revolving Credit Facility          112,000,000              --
Bank Term Loan                      35,358,920      52,026,400
Citibank Repurchase Agreement        5,396,106              --
                                  ------------    ------------

                                  $610,523,650    $383,739,048
                                  ============    ============

Total Corporate Borrowings        $610,523,650    $479,045,048
                                  ============    ============


Master Repurchase Agreements
- - - ----------------------------
     On April 30, 1993, CRIIMI MAE entered into master repurchase agreements, (collectively, with the additional repurchase agreements described below, the Master Repurchase Agreements) with Nomura Securities International, Inc. and Nomura Asset Capital Corporation (collectively, Nomura) which provided CRIIMI MAE with $350.0 million of available financing for a three-year term, expiring April 30, 1996. CRIIMI MAE intends to seek renewal of the Master Repurchase Agreements upon expiration. Interest on such borrowings is based on the three-month LIBOR plus .75% or .50% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. For the nine months ended September 30, 1994 and 1993, the three-month LIBOR for these borrowings ranged from 3.25% to 4.875% and from 3.1875% to 3.4375%, respectively. The value of the FHA-Insured Loans and the GNMA Mortgage-Backed Securities pledged as collateral must equal at least 110% and 105%, respectively, of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities.

     On November 30, 1993, CRIIMI MAE entered into additional repurchase agreements with Nomura pursuant to which Nomura agreed to provide CRIIMI MAE with an additional $150.0 million of available financing for a three-year term, expiring October 27, 1996. CRIIMI

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


MAE intends to seek renewal of these additional repurchase agreements upon expiration. Interest on such borrowings for the first twelve months after the initial funding (April 1994) is based on the three-month LIBOR plus .90% or .70% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. The value of the FHA-Insured Loans and the GNMA Mortgage-Backed Securities pledged as collateral must equal at least 110% and 107%, respectively, of the amounts borrowed. No more than 40% of the collateral pledged may be FHA-Insured Loans and no less than 60% may be GNMA Mortgage-Backed Securities. CRIIMI MAE was required to pay commitment fees of three basis points per month on the unutilized amount through June 1994 and twelve basis points on any remaining unused amounts as of July 1, 1994. For the nine months ended September 30, 1994, CRIIMI MAE incurred approximately $415,000 in commitment fees related to the $150.0 million facility.

     As of September 30, 1994, CRIIMI MAE had borrowed approximately $407.8 million of the funds available under the Master Repurchase Agreements primarily to acquire Government Insured Multifamily Mortgages and approximately $50 million to repay a portion of borrowings under the Commercial Paper Facility, as discussed below.

       As of September 30, 1994, mortgage investments directly owned by CRIIMI MAE, which approximate $478.7 million at fair value and $510.2 million at face value, were used as collateral pursuant to certain terms of the Master Repurchase Agreements. In addition, under the Master Repurchase Agreements, CRIIMI MAE's debt-to-equity ratio may not exceed 2.5:1. As of September 30, 1994, CRIIMI MAE's debt-to-equity ratio was approximately 2.44:1.

Revolving Credit Facility/Commercial Paper Facility
- - - ---------------------------------------------------
     In the first quarter of 1994, borrowings under the Commercial Paper Facility, which matured on February 28, 1994, were replaced with revolving credit loans. During the period January 1, 1994 through February 28, 1994, the maximum amount outstanding on these borrowings was approximately $95.3 million and the weighted average amount outstanding was approximately $86.4 million. The weighted average interest rate for the period January 1, 1994 through February 28, 1994 on these borrowings was 3.31%.

     As of February 28, 1994, these borrowings were replaced with a 30-month non-amortizing revolving credit facility (the Revolving Credit Facility) provided by certain lenders which had participated in the Commercial Paper Facility. Under the Revolving Credit Facility, the lenders agreed to loan CRIIMI MAE an aggregate principal amount of $110 million.

     Effective August 5, 1994, an additional $25 million was made available for borrowing by CRIIMI MAE under this facility. The terms of the Revolving Credit Agreement, as amended, prohibit CRIIMI MAE or its subsidiaries from: (i) creating, incurring, or permitting any lien

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


on any assets of CRIIMI MAE or its subsidiaries; (ii) incurring, subject to certain exceptions, any debt not expressly approved by the lending banks; and (iii) permitting CRIIMI MAE's debt-to-equity ratio to exceed 2.5:1. CRIIMI MAE is required to pay commitment fees of twenty five basis points per annum on the $25 million increase to the facility. As of September 30, 1994, CRIIMI MAE incurred approximately $20,000 of commitment fees related to the $25 million increase in the facility.

     The interest rate on borrowings under the Revolving Credit Facility is based on CRIIMI MAE's choice of (i) the one, two, three or nine-month LIBOR plus an interest rate margin of .50%, .5625%, or .625% depending on the percentage of GNMA Mortgage-Backed Securities pledged as collateral or (ii) a base rate equal to the higher of either the lender's prime rate or .50% per annum above the Federal Funds rate, plus an interest rate margin of 0%, .0625%, or .125% depending on the percentage of GNMA Mortgage-Backed Securities held as collateral. During the period of February 28, 1994 through September 30, 1994, the weighted average interest rate, excluding interest rate margin costs as described above, on the borrowings under the Revolving Credit Facility (based on LIBOR) was 4.39%. The value of the collateral pledged must equal at least 110% of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities. As of September 30, 1994, mortgage investments directly owned by CRIIMI MAE, which approximated $125.5 million at face value and $125.7 million at fair value, were used as collateral pursuant to the terms of the Revolving Credit Facility.

     As of September 30, 1994, CRIIMI MAE had used $112.0 million under the Revolving Credit Facility primarily to acquire Government Insured Multifamily Mortgages and to repay borrowings under the aforementioned Commercial Paper Facility.

Bank Term Loan
- - - --------------
     On October 23, 1991, CRIIMI MAE entered into a credit agreement with two banks for a reducing term loan facility (the Bank Term Loan) in an aggregate amount not to exceed $85.0 million, subject to certain terms and conditions. In December 1992, the credit agreement was amended to increase the reducing term loan by $15.0 million. The Bank
Term Loan had an outstanding principal balance of approximately $35.4 million and approximately $52.0 million as of September 30, 1994 and December 31, 1993, respectively. As of September 30, 1994 and
December 31, 1993, the Bank Term Loan was secured by the value of 13,124,000 and 13,874,000 CRI Liquidating shares owned by CRIIMI MAE, respectively. The Bank Term Loan requires a quarterly principal payment based on the greater of (i) the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing the Bank Term Loan or (ii) an amount to bring the Bank Term
Loan to its scheduled outstanding balance at the end of such quarter.
The minimum amount of annual principal payments is approximately $15.8

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


million, with any remaining amounts of the original $85.0 million of principal due in April 1996 and any remaining amounts of the $15.0 million of increased principal due in December 1996. The Bank Term Loan also requires that CRIIMI MAE's debt-to-equity ratio cannot exceed 2.5:1.

     The amended Bank Term Loan provides for an interest rate of 1.10% over three-month LIBOR plus an agent fee of 0.05% per year. As of September 30, 1994 and 1993, LIBOR for borrowings under the Bank Term Loan was 5.266% and 3.188%, respectively.

Citibank Repurchase Agreement
- - - -----------------------------
     On September 1, 1994, CRIIMI MAE entered into a repurchase agreement with Citicorp which provided CRIIMI MAE financing to purchase a tranche of subordinated securities (see Note 11). The Citicorp agreement provided financing for 70% of the purchase price of the subordinated security tranche, or approximately $5.4 million. Under the Agreement, interest is based upon the six-month LIBOR plus 110 basis points for a twelve month term, with several six-month renewal options. CRIIMI MAE entered into the agreement when the six-month libor was 5.3125%, thereby locking into a 6.4125% aggregate borrowing costs.

     As of September 30, 1994 the weighted average cost of borrowings, including amortization of deferred financing fees, on all of CRIIMI MAE's debt, was approximately 7.11%.

                         ---------------------

     In response to the changing interest rate environment and the impact on CRIIMI MAE's financial condition and results of operations, the Adviser has had discussions with CRIIMI MAE's lenders requesting that certain terms be modified, including restrictive covenants, in order to give it more financial flexibility. There can be not assurance that such changes will be accepted by these lenders.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


Hedging
- - - -------
     As of September 30, 1994, CRIIMI MAE had total debt of approximately $610.5 million. CRIIMI MAE's use of leverage carries with it the risk that the cost of its borrowings could increase relative to the return on its mortgage investments, which could result in reduced net income or a net loss and thereby reduce the return to its shareholders. To partially limit the adverse effects of rising interest rates, CRIIMI MAE has entered into a series of interest rate hedging agreements in excess of an aggregate notional amount of $650 million, as described below. Borrowings by CRIIMI MAE generally are hedged by collar or cap agreements, as described below. In addition, during October 1994, CRIIMI MAE purchased a three-year cap in the notional amount of $50 million to replace certain collars expiring in early 1995, as discussed below.

     As of September 30, 1994, CRIIMI MAE had in place interest rate collars based on the CP Index with an aggregate notional amount of $115 million, a weighted average floor of 8.55% and a weighted average cap of 10.37%. As of September 30, 1994, these collar agreements carried minimum interest rates which were between approximately 3.34% and 3.71% above the September 30, 1994 CP Index. Such hedging agreements expire in 1995. The Adviser is exploring alternatives to replace these hedging agreements when they expire.

     As a result of minimum interest rate levels associated with the swap agreement terminated in December, 1993 and the collar agreements which expire in 1995, CRIIMI MAE incurred additional interest expense of approximately $3.6 million and approximately $6.5 million for the nine months ended September 30, 1994 and 1993, respectively. Additionally, CRIIMI MAE incurred amortization of $1,242,810 and $280,054 for the nine months ended September 30, 1994 and 1993, respectively, relating to the establishment of interest rate hedges.

     Additionally, as of September 30, 1994, CRIIMI MAE had in place interest rate caps based on the CP Index and LIBOR. The caps based on the CP Index have an aggregate notional amount of $50 million with a weighted average cap of 8.73%. The caps based on the three-month LIBOR, have an aggregate notional amount of $400 million with a weighted average cap of 6.28%. As of September 30, 1994, the cap agreements based on the three-month LIBOR were between approximately .5% and 1.0% above the current three-month LIBOR and the cap agreements based on the CP Index were between 3.41% and 3.96% above the current CP Index. In addition, one cap based on the one-month LIBOR with a notional amount of $35 million had a cap of 6.125%, which was approximately 1.06% above the one-month LIBOR.

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

(a)      Approximately $4.5 million and $2.3 million of costs were incurred during 1993 and the nine months ended
         September 30, 1994, respectively, in connection with the establishment of interest rate hedges.  These costs are being amortized using the effective interest method over the term of the interest rate hedge agreements for financial statement purposes and in accordance with the regulations under Internal Revenue Code Section
         446 with respect to notional principal contracts for tax purposes.
(b)      On May 24, 1993, CRIIMI MAE and the counterparty to the collar, CIBC, terminated the floor on this former collar.  In consideration of such termination, CRIIMI MAE paid CIBC approximately $2.3 million.  This amount was deferred on the accompanying consolidated balance sheets as the underlying debt being hedged is still outstanding.  This amount will be amortized for the period from May 24, 1993 through May 26, 1996.  CRIIMI
         MAE amortized approximately $.6 million and $.3 million of this deferred amount in the accompanying consolidated statement of income for the nine months ended September 30, 1994 and 1993, respectively.
(c)      The hedges are based either on the 30-day Commercial Paper Composite Index (CP), three-month LIBOR, or one-
         month LIBOR.



         In addition, CRIIMI MAE entered into an interest rate hedge agreement on the Bank Term Loan to cap the interest rate at 6.5% based on the expected paydown schedule and an incremental hedge of 10.5% on a notional amount equivalent to the difference between the required and expected paydown schedules of the Bank Term Loan. As of September 30, 1994, three-month LIBOR was approximately 1.23% below the 6.5% cap.

     During October 1994, CRIIMI MAE purchased a three year interest rate cap, at a cost of approximately $1.3 million, based upon the

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


three-month LIBOR. The cap has an aggregate notional amount of $50 million and a cap of 6.75%.

     CRIIMI MAE is exposed to credit loss in the event of nonperformance by the other parties to the interest rate hedge agreements should interest rates exceed the caps. However, the Adviser does not anticipate nonperformance by any of the counterparties, each of which has long-term debt ratings of A or above by Standard and Poor's and A3 or above by Moody's.

     Although CRIIMI MAE expects the overall average life of its mortgage investments to exceed ten years, CRIIMI MAE's hedging agreements range in maturity from 3 to 5 years, principally because of the high cost of instruments with maturities greater than 5 years. The average remaining term of these hedging agreements is approximately
2.4 years. Because CRIIMI MAE's mortgage investments have fixed interest rates, upon expiration of CRIIMI MAE's collar and cap agreements, CRIIMI MAE will have interest rate risk to the extent interest rates increase on its variable rate borrowings. Thus, to the extent CRIIMI MAE has not completely hedged its portfolio, the fluctuation of long-term interest rates may affect the value of CRIIMI MAE's mortgage investments. While decreases in long-term rates could increase the value of CRIIMI MAE's mortgage investments, increases in such long-term rates could decrease the value of such mortgage investments and, in certain circumstances, require CRIIMI MAE to pledge additional collateral in connection with its borrowing facilities. This would reduce CRIIMI MAE's borrowing capacity and, in certain circumstances, could force CRIIMI MAE to liquidate a portion of its assets at a loss in order to comply with certain covenants under its borrowing facilities. The Adviser continues to review asset/liability hedging techniques as CRIIMI MAE's existing hedges approach their expiration dates and to monitor the life of its hedging agreements relative to its assets.

     In response to the changing interest rate environment and the impact on CRIIMI MAE's financial condition and results of operations, the Adviser has had discussions with certain of CRIIMI MAE's lenders requesting that certain terms be modified, including restrictive covenants, in order to give CRIIMI MAE more financial flexibility. There can be no assurance that such changes will be accepted by these lenders.

     A reduction in long-term interest rates could increase the level of prepayments of CRIIMI MAE's mortgage investments. CRIIMI MAE's yield on mortgage investments will be reduced to the extent CRIIMI MAE reinvests the proceeds from such prepayments in new mortgage investments with effective rates which are below the rates of the prepaid mortgages.

Cash Flow
- - - ---------

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


     Net cash provided by operating activities decreased for the nine months ended September 30, 1994 as compared to the corresponding period in 1993 principally due to an increase in interest expense, as previously discussed, and a decrease in accounts payable and accrued expenses. Also contributing to the decrease in net cash provided by operating activities was a decrease in short-term investment income as described above. Partially offsetting the decrease in net cash provided by operating activities was an increase in mortgage investment income during the nine months ended September 30, 1994 due primarily to the acquisition of mortgage investments.

     Net cash used in investing activities decreased for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993. This decrease was primarily attributable to the purchase of other short-term investments of approximately $120.4 million during the nine months ended September 30, 1993 and an increase in proceeds from mortgage dispositions from approximately $64.9 million during the nine months ended September 30, 1993 to approximately $74.9 million during the nine months ended September 30, 1994.

     Net cash provided by financing activities decreased for the nine months ended September 30, 1994 compared to the nine months September 30, 1993. This decrease was primarily due to an increase in dividends paid to shareholders from approximately $35.0 million during the nine months ended September 30, 1993 to approximately $50.3 million during the corresponding period in 1994. Another factor causing the net decrease was the receipt of the net proceeds from the Equity Offering, as described below, of approximately $52.5 million. Also contributing to the decrease in net cash provided by financing activities was the paydown of the Commercial Paper Facility in the amount of approximately $95.3 million and an increase in principal payments of long term debt.

Other Events
- - - ------------
     In March 1994, CRIIMI MAE completed a public offering of an additional 5,000,000 shares of common stock at a price to the public of $11.25 per share (the Equity Offering). The net proceeds of the Equity Offering totaled approximately $52.2 million, which CRIIMI MAE used primarily to acquire Government Insured Multifamily Mortgages.
As a result of the Equity Offering, the number of CRIIMI MAE's common shares outstanding increased to 25,183,533. The costs of the Equity Offering, including professional fees, filing fees, printing costs and other items, approximated $.7 million. Additionally, underwriting fees in an amount which approximated 6.0% of the gross offering proceeds were incurred.

     On June 23, 1994, CRIIMI MAE filed with the SEC a Shelf
Registration Statement on Form S-3 (Commission File No. 33-54267) in order to register for sale Debt Securities, Preferred Shares and Common Shares of CRIIMI MAE to the public in the aggregate principal

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


amount of up to $200 million. CRIIMI MAE may from time to time offer in one or more series the securities in amounts, at prices and on terms to be set forth in supplements to the registration statement. CRIIMI MAE intends to use the proceeds from the sale of these securities to acquire additional mortgage investments, sponsor and/or participate in securitized mortgage programs, and to make other investments and acquisitions relating to CRIIMI MAE's mortgage business. On November 3, 1994, CRIIMI MAE sold 500,000 shares of common stock under the shelf registration statement at an offering price of $8.744 per share. Net offering proceeds were approximately $4.3 million. As a result of the offering, the number of CRIIMI MAE common shares outstanding increased to 25,683,533.

                       -------------------------

     CRIIMI MAE's board of directors has determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed real estate investment trust. As previously discussed, CRIIMI MAE's portfolio management and day-to-day operations are currently conducted by the Adviser, which is affiliated with CRI. CRI is owned by William B. Dockser and H. William Willoughby, who are executive officers and directors of CRIIMI MAE.

     CRIIMI MAE's board has formed a special committee comprised of the independent directors to evaluate a proposed merger of CRI's mortgage businesses, including the advisory business conducted on CRIIMI MAE's behalf and certain other mortgage investment, servicing, origination and advisory businesses which CRI currently conducts through various affiliates. While the terms of the proposed merger have not been determined, it is expected that CRIIMI MAE would acquire CRI's mortgage businesses in exchange for shares of CRIIMI MAE common stock and certain other consideration.

     The special committee of independent directors has engaged Merrill Lynch, Pierce, Fenner & Smith Incorporated to act as CRIIMI MAE's financial advisor in connection with the proposed merger and Duff & Phelps Capital Markets Co. to render an opinion as to the fairness of the proposed merger to the stockholders of CRIIMI MAE.
The proposed merger would be subject to a number of conditions, including the negotiation of definitive merger agreements, the delivery of a fairness opinion by Duff & Phelps, final approval by the special committee of independent directors and the approval of CRIIMI MAE's stockholders.

                       -------------------------

     Beginning in the third quarter of 1994, CRIIMI MAE implemented a dividend reinvestment and stock purchase plan (the Plan) which allows shareholders who elect to participate in the Plan (Participants) to purchase additional CRIIMI MAE shares at a 2% discount through the reinvestment of CRIIMI MAE's dividends and through optional cash

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


payments. Common Shares purchased under the Plan may be, at CRIIMI MAE's option, newly issued Common Shares or Common Shares purchased for Participants in the open market. The price of Common Shares purchased from CRIIMI MAE with reinvested dividends will be 98% of the average of the closing sales prices of the Common Shares as reported on the New York Stock Exchange Composite Tape on the five trading days prior to the date on which dividends are paid (the Pricing Period), as more fully described in the Registration Statement on Form S-3 filed with the SEC covering the shares to be issued under the Plan. The price to Participants of Common Shares purchased in the open market will be 98% of the average price of Common Shares purchased for the Plan by the Agent over the period during which such Common Shares are purchased, exclusive of taxes and commissions. CRIIMI MAE reserves the right to modify the pricing or any other provision of the Plan at any time. Participants in the Plan may have cash dividends on all or a portion of their Common Shares automatically reinvested. Participants may terminate their accounts at any time in the manner provided for in the Plan.

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

     The exercise of the warrants will not result in a charge to CRIIMI MAE's tax basis income. Further, the Adviser believes that the exercise of the warrants will not have a material adverse effect on CRIIMI MAE's tax basis income per share or annualized cash dividends per share because CRIIMI MAE will invest the proceeds from any exercise of the warrants in accordance with its investment policy to

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


purchase Government Insured Multifamily Mortgages and other authorized investments. However, in the case of a significant decline in the yield on mortgage investments and a significant decrease in the net positive spread which CRIIMI MAE could achieve on its borrowings, the exercise of the warrants may have a dilutive effect on tax basis income per share and cash dividends per share. Receipt of the proceeds from the exercise of the warrants will increase CRIIMI MAE's shareholders' equity.

Fair Value of Financial Instruments
- - - -----------------------------------
     In connection with CRIIMI MAE's and CRI Liquidating's implementation of SFAS 115, all of CRI Liquidating's Government Insured Multifamily Mortgages, and CRIIMI MAE's Government Insured Multifamily Mortgages which CRIIMI MAE has elected to assign to HUD (as discussed above), are recorded at fair value, as estimated below, as of September 30, 1994 and December 31, 1993; however, CRIIMI MAE's Investment in Mortgages (other than those designated by CRIIMI MAE for assignment to HUD) continues to be recorded at amortized cost based on CRIIMI MAE's intention and ability to hold these mortgages to maturity. The difference between the amortized cost and the fair value of CRI Liquidating's Government Insured Multifamily Mortgages and CRIIMI MAE's Government Insured Multifamily Mortgages which CRIIMI MAE has elected to assign to HUD represents the net unrealized gains on such Government Insured Multifamily Mortgages. CRIIMI MAE's share of the net unrealized gains on CRI Liquidating's Government Insured Multifamily Mortgages is reported as a separate component of shareholders' equity.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


     The fair value of the Government Insured Multifamily Mortgages was based on quoted market prices.

                                            As of September 30, 1994           As of December 31, 1993
                                             Amortized         Fair            Amortized         Fair
                                               Cost            Value             Cost            Value
                                           ------------     ------------     ------------     ------------
Investment in mortgages, accounted
  for at amortized cost (excluding
  other mortgage investments as
  discussed in Note 11)                    $701,318,115     $663,819,394     $496,750,496     $506,582,429
                                           ============     ============     ============     ============

Investment in mortgages, accounted
  for at fair value                        $154,083,933     $175,151,147     $193,490,825     $244,840,589
                                           ============     ============     ============     ============



         The net unrealized gains on CRI Liquidating's mortgage investments decreased as of September 30, 1994. This decrease was due to two factors: a decrease in the mortgage base resulting from the disposition of 14 Government Insured Multifamily Mortgages in 1994; and a decrease in the net unrealized gains was an increase in market interest rates, which decreases the value of the Government Insured Multifamily Mortgages.

PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

     Reference is made to Note 10 of the notes to the consolidated financial statements of CRIIMI MAE Inc., which is incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended
September 30, 1994. The exhibits filed as part of this report are listed below.

     Exhibit No.                       Description
     -----------                       -----------

         27                        Financial Data Schedule

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CRIIMI MAE Inc.
                                         (Registrant)




November 14, 1994                  By:  /s/ Cynthia O. Azzara
- - - ----------------------                  -------------------------
Date                                    Cynthia O. Azzara
                                        Vice President and
                                          Chief Financial Officer