Form 10-K
period 1994-12-31
CRIIMI MAE INC
filed 1995-02-17
CIK 847322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1994
                              -----------------

Commission file number             1-10360
                              -----------------

                                 CRIIMI MAE INC.
- --------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Maryland                                           52-1622022
- -------------------------------------                     ----------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                           Identification No.)

11200 Rockville Pike, Rockville, Maryland                          20852
- -----------------------------------------                 ----------------------
(Address of principal executive offices)                         (Zip Code)

                                 (301) 468-9200
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
          Title of each class                        which registered
- -----------------------------------------       ---------------------------
          Common Stock                          New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
- --------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 15, 1995, 26,350,979 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
- --------------------------------------------------------------------------------

     Form 10-K Parts                             Document
     ----------------                            ---------

     I, II, III and IV                1994 Annual Report to Shareholders
     III                              1995 Notice of Annual Meeting of
                                      Shareholders and Proxy Statement

                                 CRIIMI MAE INC.

                         1994 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                         Page
                                                                         ----

Item 1.   Business   . . . . . . . . . . . . . . . . . . . . . . . . .   5
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . .   5
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   6
Item 4.   Submission of Matters to a Vote
            of Security Holders. . . . . . . . . . . . . . . . . . . .   6

                                     PART II
                                     -------
Item 5.   Market for the Registrant's Common Stock
            and Related Stockholder Matters. . . . . . . . . . . . . .   6
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . .   6
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations. . . . . . . . . . . . . . . . . . . . . . .   6
Item 8.   Financial Statements and Supplementary Data. . . . . . . . .   6
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure . . . . . . . . . .   6

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers
            of the Registrant. . . . . . . . . . . . . . . . . . . . .   7
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . .   7
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management. . . . . . . . . . . . . . . . . . .   7
Item 13.  Certain Relationships and Related
            Transactions . . . . . . . . . . . . . . . . . . . . . . .   7-8

                                     PART IV
                                     -------
                                                                         Page
                                                                         ----

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .   8-15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16-17

Cross Reference Sheet. . . . . . . . . . . . . . . . . . . . . . . . .   18

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

                                     PART I

ITEM 1.   BUSINESS

DEVELOPMENT AND DESCRIPTION OF BUSINESS

          Information concerning the business of CRIIMI MAE Inc. (CRIIMI MAE) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 1, 5 and 13 of the notes to the consolidated financial statements of CRIIMI MAE contained in Part IV (filed in response to Item 8 hereof), which is incorporated herein by reference.

EMPLOYEES

          CRIIMI MAE has no employees. Services are performed for CRIIMI MAE by CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) and agents retained by it.

          As discussed in Note 1 of the notes to the consolidated financial statements on pages 62 through 65 of the 1994 Annual Report to Shareholders, CRIIMI MAE's Board of Directors has determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed and self-administered real estate investment trust. It is contemplated that substantially all of the agents retained by the Adviser to perform services on behalf of CRIIMI MAE will become employees of CRIIMI MAE in conjunction with such a transaction.

ITEM 2.   PROPERTIES

          CRIIMI MAE does not hold title to any real estate. CRIIMI MAE indirectly holds interests in real estate through CRI Liquidating REIT, Inc.'s (CRI Liquidating) equity investment in three Participating Mortgage Investments. These investments were comprised of two components: 85% of the original investment amount was a GNMA Mortgage-Backed Security; and 15% of the original investment amount was an uninsured equity contribution to the limited partnership (a Participation) which owns the underlying property. During 1993, CRI Liquidating sold the GNMA Mortgage-Backed Securities, but retained its Participations. In 1994, CRI Liquidating entered into a revised option agreement granting the option to an affiliate of the general partner of the limited partnership which owns one of the properties to purchase CRI Liquidating's limited partnership interest in such limited partnership on or before November 30, 1997. The aggregate carrying value of these Participations represents less than 1% of CRIIMI MAE's total consolidated assets as of December 31, 1993 and 1994.

          Although CRIIMI MAE does not own the related real estate, the government insured and guaranteed mortgage investments (Government Insured Multifamily Mortgages) in which CRIIMI MAE has invested are first or second liens, or are collateralized by first or second liens, on the respective residential apartment, nursing home or townhouse complexes. The subordinated securities in which CRIIMI MAE has invested are collateralized by mortgages placed on multifamily and commercial property.

ITEM 3.   LEGAL PROCEEDINGS

          Reference is made to Note 14 of the notes to the consolidated financial statements on pages 104 through 105 of the 1994 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to the security holders to be voted on during the fourth quarter of 1994.


                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
               RELATED STOCKHOLDER MATTERS

          (a), (b) and (c) The information required in these sections is included in pages 22 through 23 of the 1994 Annual Report to Shareholders, which section is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

          Reference is made to Selected Consolidated Financial Data on pages 21 through 22 of the 1994 Annual Report to Shareholders, which section is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

          Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 55 of the 1994 Annual Report to Shareholders, which section is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to pages 57 through 61 of the 1994 Annual Report to Shareholders for the consolidated financial statements of CRIIMI MAE, which are incorporated herein by reference. See also Item 14 of this report for information concerning financial statements and financial statement schedules.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a), (b), (c) and (e)

          The information required by Item 10 (a), (b), (c) and (e) with regard to directors and executive officers of the registrant is incorporated herein by reference to CRIIMI MAE's 1995 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 1995.

     (d) There is no family relationship between any of the directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION

          The information required by Item 11 is incorporated herein by reference to CRIIMI MAE's 1995 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 30, 1995, and Note 3 of the notes to the consolidated financial statements included in the 1994 Annual Report to Shareholders, which section is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

          The information required by Item 12 is incorporated herein by reference to CRIIMI MAE's 1995 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 30, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others.

          Of CRIIMI MAE's five officers, two are executive officers who serve on CRIIMI MAE's Board of Directors. CRIIMI MAE's 1995 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 30, 1995, and Note 3 of the notes to the consolidated financial statements, included in the 1994 Annual Report to Shareholders, which contain a discussion of the amounts, fees and other compensation paid or accrued by CRIIMI MAE to the directors and executive officers and their affiliates, are incorporated herein by reference.

          As discussed in Note 1 of the notes to the consolidated financial statements on pages 62 through 65 of the 1994 Annual Report to Shareholders, CRIIMI MAE's Board of Directors has determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed and self-administered real estate investment trust.

          Under the terms of the proposed transaction, CRIIMI MAE would acquire the advisory business conducted on CRIIMI MAE's behalf and certain other mortgage investment, servicing, origination and advisory business from C.R.I., Inc. and its affiliates (CRI). CRI is wholly-owned by William B. Dockser and H. William Willoughby, who are executive officers and directors of CRIIMI MAE.

     (b)  Certain business relationships.

          CRIIMI MAE has no business relationship with entities of which the general and limited partners of the Adviser to CRIIMI MAE are officers, directors or equity owners other than as set forth in CRIIMI MAE's 1995 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 30, 1995, which is incorporated herein by reference.

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

     (a)  List of documents filed as part of this report:

          1 and 2.  Financial Statements and Financial Statement Schedules

          The following financial statements are incorporated herein by reference in Item 8 from the indicated pages of the 1994 Annual Report to Shareholders:

                                                                       Page
Description                                                          Number(s)
- -----------                                                       --------------
Consolidated Balance Sheets as of December 31,
  1993 and 1994                                                    57 through 58

Consolidated Statements of Income for the
  years ended December 31, 1992, 1993 and 1994                          59

Consolidated Statements of Changes in
  Shareholders' Equity for the years ended
  December 31, 1992, 1993 and 1994                                      60

Consolidated Statements of Cash Flows for the
  years ended December 31, 1992, 1993 and 1994                          61

Notes to Consolidated Financial Statements                        62 through 105

The report of CRIIMI MAE's independent accountants with respect to the above listed consolidated financial statements appears on page 56 of the 1994 Annual Report to Shareholders.

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

               l. Committed Master Repurchase Agreement between Nomura Securities International, Inc. and CRIIMI MAE Inc. dated November 30, 1993 (incorporated by reference from Exhibit 4(j) to the Annual Report on Form 10-K for the year ended December 31, 1993).

               m. Committed Master Repurchase Agreement Governing Purchases and Sales of Participation Certificates between Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated November 30, 1993 (incorporated by reference from Exhibit 4(m) to the Annual Report on Form 10-K for the year ended December 31,
                    1993).

               n. Extension and Amendment Agreement between CRI Funding Corporation, CRIIMI MAE Inc., Canadian Imperial Bank of Commerce New York Agency, National Australia Bank Limited, New York Branch, and The Fuji Bank, Ltd., New York Branch dated January 25, 1994 (incorporated by reference from Exhibit 4(n) to the Annual Report on Form 10-K for the year ended December 31, 1993).

               o. Settlement Agreement between Alex J. Meloy, Trustee of the Harry Meloy Family Trust and

                    Alan J. Hunken, Trustee of the Alan J. Hunken Retirement Plan, individually and in their capacities as representatives of certain plaintiff classes in ALEX J. MELOY, ET AL., V. CRI LIQUIDATING REIT, INC., ET AL., and
                    (ii) CRI Liquidating REIT, Inc.; CRIIMI MAE Inc.; C.R.I., Inc.; William B. Dockser; Martin C. Schwartzberg, and
                    H. William Willoughby dated September 24, 1993 (incorporated by reference from Exhibit 4(o) to the Annual Report on Form 10-K for the year ended December 31, 1993).

               p. Dividend Reinvestment and Stock Purchase Plan between CRIIMI MAE Inc. and shareholders (incorporated by reference on the registration statement on Form S-3 filed September 22,
                    1994).

               q. Revolving Credit Agreement between CRIIMI MAE Inc. and each of the financial institutions that are signatories thereto and Canadian Imperial Bank of Commerce dated February 28, 1994 (filed herewith).

               r. Amendment Agreement No. 1 to the Revolving Credit Agreement among CRIIMI MAE Inc., CIBC Inc., National Australia Bank Limited, Signet Bank, The Fuji Bank and Bank Hapoalim and Canadian Imperial Bank of Commerce dated June 1, 1994 (filed herewith).

               s. Amendment Agreement No. 2 to the Revolving Credit Agreement among CRIIMI MAE Inc., CIBC Inc., National Australia Bank Limited, Signet Bank, The Fuji Bank and Bank Hapoalim and Canadian Imperial Bank of Commerce dated December 9, 1994 (filed herewith).

               t. Amendment Terminating Intercreditor Agreement, dated as of February 28, 1994 among Canadian Imperial Bank of Commerce, National Australia Bank Limited, The Fuji Bank, Limited, CRI Funding Corporation, Nomura Asset Capital Corporation, Nomura Securities International, Signet Bank, Westpac Banking Corporation by ASLK-CGER Bank (its assignee) and CRIIMI MAE Inc.

               u. Amendment to the Committed Master Repurchase Agreement among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated December 12, 1994 (filed herewith).

               v. Master Collateral Security and Netting Agreement dated as of December 12, 1994 among Nomura Securities International, Inc., Nomura Asset Capital Corporation, and CRIIMI MAE Inc. (filed herewith).

               w. Letter Agreement among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated as of December 20, 1994 (filed herewith).

               x. Amendment to the Committed Master Repurchase Agreement among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated January 19, 1995 (filed herewith).

               y. Amendment to the Committed Master Repurchase Agreement by and among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated January 24, 1995 (filed herewith).

               z. First Amendment to Amended and Restated Credit Agreement dated as of April 29, 1993 among CRIIMI MAE Inc., the Banks listed on the signature pages thereto, and Signet Bank (filed herewith).

               aa. Second Amendment to Amended and Restated Credit Agreement dated as of June 30, 1993 among CRIIMI MAE Inc., the Banks listed on the signature pages thereto, and Signet Bank (filed herewith).

               bb. Third Amendment to Amended and Restated Credit Agreement dated as of September 14, 1993 between CRIIMI MAE Inc., the Banks listed on the signature pages thereto, and Signet Bank (filed herewith).

               cc. Assignment and Assumption Agreement dated as of September 17, 1993 among Westpac Banking Corporation, ASLK-CGER Bank, CRIIMI MAE Inc. and Signet Bank (filed herewith).

               dd. Fourth Amendment to Amended and Restated Credit Agreement dated April 28, 1994 among CRIIMI MAE Inc., the Banks listed on the signature pages thereto and Signet Bank (filed herewith).

               ee. Fifth Amendment to Amended and Restated Credit Agreement dated December 9, 1994 among CRIIMI MAE Inc., the Banks listed on the signature pages thereto and Signet Bank (filed herewith).

               ff. Repurchase Agreement on Mortgage Capital Funding, Inc. Series 1994 - MC1 (tranche B-2) dated September 1, 1994 between CRIIMI MAE Inc. and Citibank, N.A. and/or Citicorp Securities, Inc. (filed herewith).

               gg. Repurchase Agreement on Mortgage Capital Funding, Inc. Series 1994 - MC1 (tranche B-1) dated as of December 30, 1994 between CRIIMI MAE Inc. and Deutsche Bank Securities Corporation (filed herewith).

               hh. Commitment Letter between CRIIMI MAE Inc. and German American Capital Corporation dated January 19, 1995 (filed herewith).

               ii. Committed Master Repurchase Agreement Governing Purchases and Sales of Participation Certificates between German American Capital Corporation and CRIIMI MAE Inc. dated January 23, 1995 (filed herewith).

               jj. Committed Master Repurchase Agreement between German American Capital Corporation and CRIIMI MAE Inc. dated January 23, 1995 (filed herewith).

               kk. Side letter to the Master Repurchase Agreement dated as of January 23, 1995 between CRIIMI MAE Inc. and German American Capital Corporation (filed herewith).

               ll. Side letter to the Master Repurchase Agreement dated as of January 27, 1995 between CRIIMI MAE Inc. and German American Capital Corporation (filed herewith).

          Exhibit No. 10 - Material contracts.

               a. Revised Form of Advisory Agreement. (Incorporated by reference from Exhibit No. 10.2 to the Registration Statement).

          Exhibit No. 13 - Annual Report to security holders, Form 10-Q or Quarterly Report to security holders.

               a.   1994 Annual Report to Shareholders.

          Exhibit No. 21 - Subsidiaries of the registrant.

               a. CRI Liquidating REIT, Inc., incorporated in the state of Maryland.

               b.   CRIIMI, Inc., incorporated in the state of Maryland.

          Exhibit No. 27 - Financial Data Schedule (filed herewith)

               a.   Financial Data Schedule

     (b)       Reports on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter of 1994.

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

                                        CRIIMI MAE INC.

February 15, 1995                       /s/ William B. Dockser
- -------------------------               -----------------------
DATE                                    William B. Dockser
                                        Chairman of the Board and
                                          Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 15, 1995                       /s/ William B. Dockser
- -------------------------               -------------------------
                                        William B. Dockser
                                        Chairman of the Board and
                                          Principal Executive Officer



February 15, 1995                       /s/ H. William Willoughby
- -------------------------               -------------------------
DATE                                    H. William Willoughby
                                        Director, President and
                                          Secretary



February 15, 1995                       /s/ Cynthia O. Azzara
- -------------------------               -------------------------
DATE                                    Cynthia O. Azzara
                                        Vice President, Chief Financial
                                          Officer and Principal Accounting
                                          Officer



February 15, 1995                       /s/ Garrett G. Carlson, Sr.
- -------------------------               ---------------------------
DATE                                    Garrett G. Carlson, Sr.
                                        Director

February 15, 1995                       /s/ G. Richard Dunnells
- -------------------------               -------------------------
DATE                                    G. Richard Dunnells
                                        Director

February 15, 1995                       /s/ Robert F. Tardio
- -------------------------               -------------------------
DATE                                    Robert F. Tardio
                                        Director

                              CROSS REFERENCE SHEET

     The item numbers and captions in Parts I, II, III and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:

Item                                         Referenced Materials               Page
- ----                                         --------------------          ---------------
3.   Legal Proceedings                       1994 Annual Report            104 through 105

5.   Market for the Registrant's             1994 Annual Report             22 through  23
     Common Stock and Related
     Stockholder Matters

6.   Selected Financial Data                 1994 Annual Report             21  through 22

7.   Management's Discussion and             1994 Annual Report             24  through 55
     Analysis of Financial
     Condition and Results of
     Operations

8.   Financial Statements,                   1994 Annual Report             56  through 61
     including Auditors'
     Report, and Supplementary
     Data

11.  Executive Compensation                  1994 Annual Report             71  through 77

13.  Certain Relationships and               1994 Annual Report             71  through 77
     Related Transactions

                                  EXHIBIT INDEX


Exhibit
- -------

(4)(q)         Revolving Credit Agreement

(4)(r)         Amendment 1 to the Revolving Credit Agreement

(4)(s)         Amendment 2 to the Revolving Credit Agreement

(4)(t)         Amendment Terminating Intercreditor Agreement

(4)(u)         Amendment to the Committed Master Repurchase
               Agreement

(4)(v)         Master Collateral Security and Netting
               Agreement

(4)(w)         Letter Agreement as of December 20, 1994

(4)(x)         Amendment to the Committed Master Repurchase
               Agreement

(4)(y)         Amendment to Commited Master Repurchase Agreement

(4)(z)         First Amendment to Amended and Restated Credit Agreement

(4)(aa)        Second Amendment to Amended and Restated Credit Agreement

(4)(bb)        Third Amendment to Amended and Restated Credit Agreement

(4)(cc)        Assignment and Assumption Agreement

(4)(dd)        Fourth Amendment to Amended and Restated
               Credit Agreement

(4)(ee)        Fifth Amendment to Amended and Restated
               Credit Agreement

(4)(ff)        Repurchase Agreement on Mortgage Capital Funding, Inc.
               Series 1994 - MC1 (tranche B-2)

(4)(gg)        Repurchase Agreement on Mortgage Capital Funding, Inc.
               Series 1994 - MC1 (tranche B-1)

(4)(hh)        Commitment Letter

(4)(ii) Committed Master Repurchase Agreement Governing Purchases and Sales of Participation Certificates

(4)(jj)        Committed Master Repurchase Agreement

(4)(kk)        Side Letter to Master Repurchase Agreement

(4)(ll)        Side letter to the Master Repurchase Agreement

(27)           Financial Data Schedule

                                 CRIIMI MAE INC.

                          ANNUAL REPORT TO SHAREHOLDERS

                                 CRIIMI MAE INC.

Selected Consolidated Financial Data

                                                             For the years ended December 31,
                                               1990           1991           1992           1993           1994
                                             --------       --------       --------       --------       ---------
                                                       (In thousands, except per share data)
TAX BASIS ACCOUNTING

Composition of dividends per share
  for income tax purposes:
  Ordinary income                            $   0.82       $   0.67       $   0.75       $   0.81       $     .72
  Capital gains                                  0.26           0.41           0.33           0.31             .44
                                             --------       --------       --------       --------       ---------
      Total dividends per share              $   1.08       $   1.08       $   1.08       $   1.12       $    1.16
                                             ========       ========       ========       ========       =========
Tax basis income                             $ 22,276       $ 22,037       $ 21,626       $ 23,015       $  29,606
                                             ========       ========       ========       ========       =========
Tax basis income per share                   $   1.10       $   1.09       $   1.07       $   1.14       $    1.17
                                             ========       ========       ========       ========       =========

ACCOUNTING UNDER GENERALLY ACCEPTED
  ACCOUNTING PRINCIPLES

Statement of Income Data:
  Income:
    Mortgage investment income               $ 50,039       $ 49,323       $ 45,931       $ 50,270       $  68,019
    Other income                                4,991          4,995          4,771          6,180           3,423
                                             --------       --------       --------       --------       ---------
      Total income                             55,030         54,318         50,702         56,450          71,442
                                             --------       --------       --------       --------       ---------
  Expenses:
    Interest expense                           22,346         25,791         24,392         28,008          39,245
    Termination of interest rate swap              --             --             --          4,890              --
    Other operating expenses                    3,182          3,752          3,505          4,639           4,279
    Fees to related party                       2,544          2,325          2,238          2,715           3,761
    Provision for settlement of litigation         --             --             --          1,500            (557)
                                             --------       --------       --------       --------       ---------
      Total expenses                           28,072         31,868         30,135         41,752          46,728
                                             --------       --------       --------       --------       ---------
    Income before mortgage dispositions,
      gain on sale of shares of
      subsidiary, loss on investment
      in limited partnership, non-
      recurring merger costs and
      minority interests                       26,958         22,450         20,567         14,698          24,714
    Net gains from mortgage dispositions        3,794          4,048          5,733          7,358          12,999
    Gain on sale of shares of subsidiary           --             --             --          3,281              --
    Loss on investment in limited
      partnership                                  --             --           (732)            --              --
    Minority interests                        (12,379)       (10,855)        (9,527)        (9,580)        (11,703)
                                             --------       --------       --------       --------        --------
    Income before extraordinary loss           18,373         15,643         16,041         15,757          26,010
    Extraordinary loss from
      extinguishment of debt                       --         (6,642)            --             --              --
                                             --------       --------       --------       --------        --------
    Net income                               $ 18,373       $  9,001       $ 16,041       $ 15,757        $ 26,010
                                             ========       ========       ========       ========        ========

    Net income per share                     $   0.91       $   0.45       $   0.79       $   0.78        $   1.07
                                             ========       ========       ========       ========        ========
    Weighted average
      shares outstanding                      20,184         20,184         20,184          20,184          24,249
                                             ========       ========       ========       ========        ========

                                 CRIIMI MAE INC.



                                                                      As of December 31,
                                               1990        1991        1992        1993           1994
                                             --------    --------    --------    --------       --------
Balance Sheet Data:                                                  (In thousands)
  Investment in mortgages (excludes
    mortgages held for disposition)          $546,448    $446,703    $448,319    $730,265(a)    $857,589(a)
  Total assets                                602,786     546,054     526,667     808,701        955,050
  Total debt                                  264,605     245,555     247,968     479,045        627,248
  Shareholders' equity                        211,195     198,397     193,109     215,289(a)     250,042(a)

(a) Includes net unrealized gain on mortgage investments of CRI Liquidating of approximately $29 million in 1993 and $10 million in 1994 due to the implementation of Statement of Financial Accounting Standard No. 115.

     The selected consolidated statements of income data presented above for the years ended December 31, 1992, 1993 and 1994, and the consolidated balance sheet data as of December 31, 1993 and 1994, were derived from and are qualified by reference to CRIIMI MAE's consolidated financial statements which have been included elsewhere in this Annual Report to Shareholders. The consolidated statements of income data for the years ended December 31, 1990 and 1991 and the consolidated balance sheet data as of December 31, 1990, 1991 and 1992 were derived from audited financial statements not included in this Annual Report to Shareholders. This data should be read in conjunction with the consolidated financial statements and the notes thereto.

MARKET DATA

     On November 28, 1989, CRIIMI MAE was listed on the New York Stock Exchange (Symbol CMM). Prior to that date, there was no public market for CRIIMI MAE's shares. As of December 31, 1993 and 1994, there were 20,183,533 and 25,725,979, respectively, shares held by approximately 23,000 and 23,900 investors, respectively. The following table sets forth the high and low closing sales prices and the dividends per share for CRIIMI MAE shares during the periods indicated:

                                 CRIIMI MAE INC.

                                                 1993
                                   ----------------------------------
                                       Sales Price         Dividends
      Quarter Ended                  High       Low        per Share
      -------------                --------   -------      ---------
      March 31,                    $11 1/4    $ 9 7/8      $    .28
      June 30,                      11 5/8     10 3/4           .28
      September 30,                 12 3/8     11 1/4           .28
      December 31,                  12 5/8     11               .28
                                                           ---------
                                                           $   1.12
                                                           =========
                                                 1994
                                   ----------------------------------
                                       Sales Price         Dividends
      Quarter Ended                  High       Low        per Share
      -------------                --------   -------      ---------
      March 31,                    $12        $ 9 3/8      $    .29
      June 30,                      11 1/8      9 3/4           .29
      September 30,                 11 1/4      9 3/8           .29
      December 31,                   9 1/2      6 5/8           .29
                                                           --------
                                                           $   1.16
                                                           ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     CRIIMI MAE Inc. (CRIIMI MAE) (formerly CRI Insured Mortgage Association, Inc.), is an infinite-life, actively managed real estate investment trust
(REIT), which specializes in government insured and guaranteed mortgage investments secured by multifamily housing complexes (Government Insured Multifamily Mortgages) located throughout the United States. CRIIMI MAE's principal objectives are to provide stable or growing quarterly cash distributions to its shareholders while preserving and protecting its capital. CRIIMI MAE has sought to achieve these objectives by investing in Government Insured Multifamily Mortgages and, to a lesser degree, higher yielding uninsured subordinated securities using a combination of debt and equity financing.
CRIIMI MAE and its subsidiary, CRI Liquidating REIT, Inc. (CRI Liquidating), are Maryland corporations.

     In addition to its portfolio of Government Insured Multifamily Mortgages and other assets, CRIIMI MAE owns approximately 57% of the issued and outstanding common stock of CRI Liquidating, a finite-life, self-liquidating REIT which owns Government Insured Multifamily Mortgages. CRIIMI MAE and CRI Liquidating were formed in 1989 to effect the merger into CRI Liquidating (the CRIIMI Merger) of three federally insured mortgage funds sponsored by C.R.I., Inc. (CRI), a Delaware corporation formed in 1974: CRI Insured Mortgage Investments Limited Partnership (CRIIMI I); CRI Insured Mortgage Investments II, Inc. (CRIIMI II); and CRI Insured Mortgage Investments III Limited Partnership (CRIIMI III; and, together with CRIIMI I and CRIIMI II, the CRIIMI Funds). The CRIIMI Merger was effected to provide certain potential benefits to investors in the CRIIMI Funds, including the elimination of unrelated business taxable income for certain tax-exempt investors, the diversification of investments, the reduction of general overhead and administrative costs as a percentage of assets and total income and the simplification of tax reporting information. In the CRIIMI Merger, which was approved by investors in each of the CRIIMI Funds and subsequently consummated on November 27, 1989, investors in the CRIIMI Funds received, at their option, shares of CRI Liquidating common stock or shares of CRIIMI MAE common stock.

     Investors in the CRIIMI Funds that received shares of CRIIMI MAE common stock became shareholders in an infinite-life, actively managed REIT having the potential to increase the size of its portfolio and enhance the returns to its shareholders. CRIIMI MAE shareholders retained their economic interests in the assets of the CRIIMI Funds which were transferred to CRI Liquidating through the issuance of one CRI Liquidating share to CRIIMI MAE for each share of CRIIMI MAE common stock issued to investors in the CRIIMI Merger. Upon the completion of the CRIIMI Merger, CRIIMI MAE held a total of 20,361,807 CRI Liquidating shares, or approximately 67% of the issued and outstanding CRI Liquidating shares.

     Pursuant to a Registration Rights Agreement dated November 28, 1989 between CRIIMI MAE and CRI Liquidating, CRIIMI MAE sold 3,162,500 of its CRI Liquidating shares in an underwritten public

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

offering which was consummated in November 1993 reducing CRIIMI MAE's ownership of CRI Liquidating to approximately 57%.

     Investors in the CRIIMI Funds that received shares of CRI Liquidating common stock, as well as CRIIMI MAE, became shareholders in a finite-life, self-liquidating REIT, the assets of which consist primarily of Government Insured Multifamily Mortgages and other assets formerly held by the CRIIMI Funds. CRI Liquidating intends to hold, manage and dispose of its mortgage investments in accordance with the objectives and policies of the CRIIMI Funds, including disposing of any remaining mortgage investments by 1997 through an orderly liquidation.

     CRIIMI MAE and CRI Liquidating are governed by a board of directors, a majority of whom are independent directors with extensive industry related experience. The Board of Directors of CRIIMI MAE and CRI Liquidating have engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to CRIIMI MAE and CRI Liquidating. The Adviser's general partner is CRI and its operations are conducted by CRI's employees. CRIIMI MAE's and CRI Liquidating's executive officers are senior executive officers of CRI. The Adviser manages CRIIMI MAE's portfolio of Government Insured Multifamily Mortgages and other assets with the goal of maximizing CRIIMI MAE's value, and conducts CRIIMI MAE's day-to-day operations. Under an advisory agreement between CRIIMI MAE and the Adviser, the Adviser and its affiliates receive certain fees and expense reimbursements.

     CRIIMI MAE and CRI Liquidating have qualified and intend to continue to qualify as REITs under Sections 856-860 of the Internal Revenue Code. As REITs, CRIIMI MAE and CRI Liquidating do not pay taxes at the corporate level. Qualification for treatment as REITs requires CRIIMI MAE and CRI Liquidating to meet certain criteria, including certain requirements regarding the nature of their ownership, assets, income and distributions of taxable income.

PROPOSAL TO BECOME SELF-MANAGED AND SELF-ADMINISTERED

     CRIIMI MAE's board of directors has determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed and self-administered REIT. As previously discussed, CRIIMI MAE's portfolio management and day-to-day operations are currently conducted by the Adviser, which is affiliated with CRI. CRI is owned by William
B. Dockser and H. William Willoughby, who are executive officers and directors of CRIIMI MAE. CRIIMI MAE's board has formed a special committee comprised of the independent directors to evaluate a proposed merger of CRI's Mortgage Businesses, including the advisory business conducted on CRIIMI MAE's behalf and certain other mortgage investment, servicing, origination and advisory businesses which CRI currently conducts through various affiliates (CRI Mortgage Businesses). The proposal calls for CRIIMI MAE to acquire the CRI Mortgage Businesses, including CRICO Mortgage Company, Inc., (CRICO) and other CRI-affiliates by:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

     - issuing common stock to CRI's owners, William B. Dockser and H. William Willoughby, and certain other executive officers of CRIIMI MAE, with the exact number of shares determined by dividing $21.4 million by the aggregate average of the high and low sales prices of CRIIMI MAE's common stock over the 10 trading days preceding the execution of a definitive merger agreement, provided that at the closing of the transaction the stock issued cannot total more than $22.9 million or more than 2,761,290 shares,

     - assuming $9.1 million of outstanding debt of the CRI Mortgage Businesses, and

     - granting CRI's owners options valued at approximately $1.5 million to purchase an additional three million shares of CRIIMI MAE common stock. (Options for two million shares will vest pro rata over five years and are exercisable at $1.50 per share over the average high and low sales prices during the 10 trading days preceding the date of the closing of this transaction. Options for one million shares will vest pro rata over five years and are exercisable at $4.00 per share over the same average high and low price.) The options expire eight years after issuance.

     The special committee of independent directors has engaged Merrill Lynch, Pierce, Fenner & Smith Incorporated to act as CRIIMI MAE's financial advisor in connection with the proposed merger and Duff & Phelps Capital Markets Co. to render an opinion as to the fairness of the proposed merger to the stockholders of CRIIMI MAE. The proposed merger is subject to a number of conditions, including the negotiation of a definitive merger agreement, the delivery of a fairness opinion by Duff & Phelps Capital Markets Co., final approval by the special committee of independent directors and the approval of the holders of a majority of CRIIMI MAE's common shares voted at a meeting where a quorum is present.

     If this transaction is approved by the special committee of independent directors and the stockholders, all payments made by CRIIMI MAE under the advisory agreement to the Adviser and to CRI would cease upon the consummation of the transaction and CRIIMI MAE would no longer have a guaranteed $700,000 distribution from CRI/AIM Investment Limited Partnership. Although expense reimbursements to CRI by CRIIMI MAE would no longer be made, CRIIMI MAE would incur these expenses directly.

     The proposed transaction has no impact on the payments required to be made by CRI Liquidating, other than that the expense reimbursement currently paid by CRI Liquidating to CRI in connection with the provision of services by its Adviser will be paid to CRIIMI MAE subsequent to the consummation of the transaction.

                - - - - - - - - - - - - - - - - - - - - - - - - -

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

     On June 23, 1994, CRIIMI MAE filed with the SEC a Shelf Registration Statement on Form S-3 (Commission File No. 33-54267) in order to register for sale Debt Securities, Preferred Shares and Common Shares of CRIIMI MAE to the public in the aggregate principal amount of up to $200 million. CRIIMI MAE may from time to time offer in one or more series the securities in amounts, at prices and on terms to be set forth in supplements to the registration statement. On November 3, 1994, CRIIMI MAE sold 500,000 shares of common stock, which were formerly held in treasury, under the shelf registration statement at an offering price of $8.744 per share. Net offering proceeds of approximately $4.3 million were invested in subordinated securities. Additionally, on January 13, 1995, CRIIMI MAE sold 625,000 shares of common stock under the shelf registration statement at an offering price of $6.867 per share for net proceeds of approximately $4.2 million. CRIIMI MAE intends to use the proceeds from this sale of securities to acquire additional mortgage investments, sponsor and/or participate in securitized mortgage programs, and to make other investments and acquisitions relating to CRIIMI MAE's mortgage business.

     Beginning in the third quarter of 1994, CRIIMI MAE implemented a dividend reinvestment and stock purchase plan (the Plan) which allows shareholders who elect to participate in the Plan (Participants) to purchase additional CRIIMI MAE shares at a 2% discount through the reinvestment of CRIIMI MAE's dividends and through optional cash payments. Common shares purchased under the Plan may be, at CRIIMI MAE's option, newly issued common shares or common shares purchased for Participants in the open market. The price of common shares purchased from CRIIMI MAE with reinvested dividends will be 98% of the average of the closing sales prices of the common shares as reported on the New York Stock Exchange Composite Tape on the five trading days prior to the date on which dividends are paid subject to any threshold price restrictions, as more fully described in the Registration Statement on Form S-3 filed with the SEC covering the shares to be issued under the Plan. The price to Participants of common shares purchased in the open market with reinvested dividends will be 98% of the average price of common shares purchased for the Plan by the Agent over the period during which such common shares are purchased, exclusive of taxes and commissions. CRIIMI MAE reserves the right to modify the pricing or any other provision of the Plan at any time. Participants in the Plan may have cash dividends on all or a portion of their common shares automatically reinvested. Participants may terminate their accounts at any time in the manner

                                       28
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

provided for in the Plan. On December 30, 1994, 42,446 shares of stock were issued under the Plan at a price of $6.6885 per share.

CRIIMI MAE INVESTMENTS

     CRIIMI MAE invests in Government Insured Multifamily Mortgages and subordinated securities collateralized by multifamily and commercial real estate. CRIIMI MAE also holds the sole general partnership interests in four publicly held limited partnerships and a limited partnership interest in the advisor to those entities. The following is a summary of these investments at December 31, 1994.

INVESTMENT IN MORTGAGES

     As of December 31, 1993 and 1994, CRIIMI MAE directly owned 126 and 173 Government Insured Multifamily Mortgages and Government Insured Construction Mortgages, respectively, which had a weighted average net effective interest rate of approximately 8.22% and 8.00%, a weighted average remaining term of approximately 34 years and 33 years, and a tax basis of approximately $499 million and $703 million, respectively.

     As of December 31, 1993 and 1994, CRIIMI MAE indirectly owned through its subsidiary, CRI Liquidating, 63 and 44 Government Insured Multifamily Mortgages, respectively, which had a weighted average net effective interest rate of approximately 9.97% and 10.02%, a weighted average remaining term of approximately 27 years and 26 years, and a tax basis of approximately $173 million and $123 million, respectively.

     Thus, on a consolidated basis, as of December 31, 1993 and 1994, CRIIMI MAE owned, directly or indirectly, 189 and 217 Government Insured Multifamily Mortgages and Government Insured Construction Mortgages, respectively. These investments (including Mortgages Held for Disposition) had a weighted average net effective interest rate of approximately 8.70%, a weighted average remaining term of approximately 32 years and a tax basis of approximately $672 million, as of December 31, 1993. These amounts compare to a weighted average net effective interest rate of approximately 8.33%, a weighted average remaining term of approximately 32 years and a tax basis of approximately $826 million, as of December 31, 1994. In addition, as of December 31, 1994, CRIIMI MAE had committed approximately $9.0 million for advances on FHA-Insured Loans relating to the construction or rehabilitation of multifamily housing projects, including nursing homes and intermediate care facilities (Government Insured Construction Mortgages).

     As discussed below, CRIIMI MAE makes direct investments in primarily two categories of Government Insured Multifamily Mortgages at, near, or above par value (Near Par or Premium Mortgage Investments).

     FHA-Insured Investments--The first category of Near Par or Premium Mortgage Investments in which CRIIMI MAE invests consists

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

of participation certificates evidencing a 100% undivided beneficial interest in Government Insured Multifamily Mortgages insured by FHA pursuant to provisions of the National Housing Act (FHA-Insured Loans). All of the FHA-Insured Loans in which CRIIMI MAE invests are insured by HUD for effectively 99% of their current face value. As part of its investment strategy, CRIIMI MAE also invests in Government Insured Construction Mortgages which involve a two-tier financing process in which a short-term loan covering construction costs is converted into a permanent loan. CRIIMI MAE also becomes the holder of the permanent loan upon conversion. The construction loan is funded in HUD-approved draws based upon the progress of construction. The construction loans are GNMA-guaranteed or insured by HUD. The construction loan generally does not amortize during the construction period. Amortization begins upon conversion of the construction loan into a permanent loan, which generally occurs within a 24-month period from the initial endorsement by HUD. Approximately 31% of CRIIMI MAE's near par or premium mortgage investments are FHA-Insured Loans or Government Insured Construction Mortgages as of December 31, 1994.

     Mortgage-Backed Securities--The second category of Near Par or Premium Mortgage Investments in which CRIIMI MAE invests consists of federally guaranteed mortgage-backed securities or other securities backed by Government Insured Multifamily Mortgages issued by entities other than GNMA (Mortgage-Backed Securities) and Mortgage-Backed Securities 100% guaranteed as to principal and interest by GNMA (GNMA Mortgage-Backed Securities). As of December 31, 1994, all of CRIIMI MAE's mortgage investments in this category were GNMA Mortgage-Backed Securities. The GNMA Mortgage-Backed Securities in which CRIIMI MAE invests are backed by Government Insured Multifamily Mortgages insured in whole by HUD, or insured by HUD and a coinsured lender under HUD mortgage insurance programs and the coinsurance provisions of the National Housing Act. The Mortgage-Backed Securities in which CRIIMI MAE is permitted to invest, although none have been acquired as of December 31, 1994, are backed by Government Insured Multifamily Mortgages which are insured in whole by HUD under HUD mortgage insurance programs. Approximately 69% of CRIIMI MAE's near par or premium mortgage investments are GNMA Mortgage-Backed Securities as of December 31, 1994.

     CRI Liquidating Mortgage Investments--CRI Liquidating's mortgage investments consist solely of the Government Insured Multifamily Mortgages it acquired from the CRIIMI Funds in the CRIIMI Merger. The CRIIMI Funds invested primarily in Government Insured Multifamily Mortgages issued or sold pursuant to programs of GNMA and FHA.

     The majority of CRI Liquidating's mortgage investments were acquired by the CRIIMI Funds at a discount to face value (Discount Mortgage Investments) on the belief that based on economic, market, legal and other factors, such Discount Mortgage Investments might be sold for cash, prepaid as a result of a conversion to condominium housing or otherwise disposed of or refinanced in a manner requiring prepayment or permitting other profitable

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

disposition three to twelve years after acquisition by the CRIIMI Funds.

     Acquisitions--During 1994, CRIIMI MAE directly acquired 51 Government Insured Multifamily Mortgages with an aggregate purchase price of approximately $194 million with a weighted average net effective interest rate of approximately 7.79% and a weighted average remaining term of approximately 32 years. In addition, during 1994, CRIIMI MAE funded advances of approximately $41.8 million on Government Insured Construction Mortgages with a weighted average net effective interest rate of approximately 8.22%. As previously discussed, as of December 31, 1994, CRIIMI MAE had committed to make additional advances on Government Insured Construction Mortgages, totalling approximately $9.0 million.

     Dispositions--Dispositions result from prepayments of, defaults on and sales of Government Insured Multifamily Mortgages. Decreases in market interest rates could result in the prepayment of certain mortgage investments. CRIIMI MAE believes, however, that declining interest rates result in increased prepayments of single-family mortgages to a greater extent than mortgages on multifamily properties. This is partially due to lockouts (i.e. prepayment prohibitions), prepayment penalties or difficulties in obtaining refinancing for multifamily dwellings. However, based on current interest rates, CRIIMI MAE does not expect to experience increased prepayment levels as compared to prior years.

     Decreases in occupancy levels, rental rates or value of any property underlying a mortgage investment may result in the mortgagor being unable or unwilling to make required payments on the mortgage and thereby defaulting. The proceeds from the assignment (following a default) or prepayment of a Discount Mortgage Investment are expected to exceed the amortized cost of the investment. The proceeds from the assignment or prepayment of a Near Par or Premium Mortgage Investment are expected to approximate the amortized cost of the investment.

     On an amortized cost and tax basis, approximately 99% of CRIIMI MAE's directly held mortgages are Near Par or Premium Mortgage Investments. Therefore, the proceeds from a default or prepayment of any of CRIIMI MAE's mortgage investments are expected to approximate the amortized cost and tax basis of such mortgages.

     On an amortized cost basis, as of December 31, 1994, approximately 89% of CRI Liquidating's mortgages were Discount Mortgage Investments and approximately 11% were Near Par or Premium Mortgage Investments. On a tax basis, all of CRI Liquidating's mortgages are Discount Mortgage Investments. Therefore, whether by default or prepayment, the proceeds from the disposition of CRI Liquidating's mortgage investments would, for the majority of such mortgages, be expected to exceed the tax basis of such mortgages. However, on an amortized cost basis, the proceeds from a default on, or prepayment of CRI Liquidating's Near Par or Premium Mortgage Investments would be expected to approximate the amortized cost.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

     While it is not expected that CRIIMI MAE will sell any of its mortgage investments, CRI Liquidating's business plan calls for an orderly liquidation of its portfolio by 1997. Approximately 38%, 31% and 31%, respectively, of CRI Liquidating's December 31, 1994 portfolio balance is expected to be liquidated in 1995, 1996 and 1997. Therefore, to the extent mortgage investments are not otherwise disposed of, CRI Liquidating intends to sell a substantial portion of its portfolio as is necessary to effect its liquidation plan. On January 20, 1995, 21 mortgages were disposed of, with an aggregate amortized cost of approximately $48.1 million, representing approximately 33% of the December 31, 1994 tax basis portfolio balance.

     The following table sets forth certain information concerning dispositions of Government Insured Multifamily Mortgages by CRIIMI MAE and CRI Liquidating for the past three years:

                                                                     Net Gain/(Loss)
                                                                     Recognized for    Net Gain/(Loss)
                                                                       Financial         Recognized
                              Type of Dispositions                     Statement           For Tax
Year                Assignment(1)    Sale    Prepayment    Total       Purposes           Purposes(3)
- ----                -------------    ----    ----------    -----     --------------    ---------------
1992-CRI Liq.              3          --         --          3       $  6,097,102      $ 11,202,237
     CRIIMI MAE            4          --         --          4           (363,957)         (118,498)
1993-CRI Liq.              2           5          3         10          8,089,840        14,938,128
     CRIIMI MAE            2          --          5          7           (732,095)         (650,339)
1994-CRI Liq.              3          14          2         19         12,553,280        18,354,125
     CRIIMI MAE           --          --          7          7            446,028           646,223
                         ---         ---        ---         ---      ------------      ------------
                          14(2)       19         17         50       $ 26,090,198      $ 44,371,876
                         ===         ===        ===         ===      ============      ============

(1) CRIIMI MAE or CRI Liquidating may elect to receive insurance benefits in the form of cash when a Government Insured Multifamily Mortgage defaults. In that event, 90% of the face value of the mortgage generally is received within approximately 90 days of assignment of the mortgage to HUD and 9% of the face value of the mortgage is received upon final processing by HUD which may not occur in the same year as assignment. If CRIIMI MAE or CRI Liquidating elects to receive insurance benefits in the form of HUD debentures, 99% of the face value of the mortgage is received upon final processing by HUD. Gains from dispositions are recognized upon receipt of funds or HUD debentures and losses generally are recognized at the time of assignment.
(2) Five of the 14 assignments were sales of Government Insured Multifamily Mortgages then in default and resulted in the CRIIMI Funds, CRI Liquidating or CRIIMI MAE receiving near or above face value.
(3) In connection with the CRIIMI Merger, CRI Liquidating recorded its investment in mortgages at the lower of cost or fair value, which resulted in an overall net write down for tax purposes. For financial statement purposes, carryover basis of accounting was used. Therefore, since the CRIIMI Merger, the net gain for tax purposes was greater than the net gain recognized for financial statement purposes. As a REIT, dividends to shareholders are based on tax basis income.

INVESTMENT IN SUBORDINATED SECURITIES

     In addition to investing in Government Insured Multifamily Mortgages, CRIIMI MAE's board of directors has authorized CRIIMI MAE to invest up to 20% of CRIIMI MAE's total consolidated assets in other mortgage investments which are not federally insured or guaranteed. Since adoption of this policy, CRIIMI MAE and its Adviser have been reviewing opportunities for investment in other real estate securities which complement CRIIMI MAE's existing holdings. In the current investment climate, CRIIMI MAE's Adviser believes that well-researched investments in high yielding subordinated securities represent attractive investment opportunities. Such new investments are expected to enhance CRIIMI

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

MAE's projected dividend by diversifying its asset base with the addition of higher-yielding/higher risk assets.

     As of December 31, 1994, CRIIMI MAE had purchased three tranches of securities issued by Mortgage Capital Funding, Inc. Series 1994-MC1 (MC-1) and two tranches of securities issued by Mortgage Capital Funding, Inc. Series 1993-C1 (C-1). Both MC-1 and C-1 issued multiple layers of securities and have elected to be treated as real estate mortgage investment conduits (REMICs).

     The following table summarizes information related to these investments:

                                                       Original              Amortized
                                       Face            Purchase                 Cost                   Anticipated
   Pool            Tranche            Amount            Price         (as of December 31, 1994)     Yield to Maturity (1)
- -----------     --------------     ------------        -----------    -------------------------     --------------------
   MC-1          B-1 (BB Rated)    $12,041,520         $ 9,693,424           $ 9,702,113                  12.5%

                 B-2 (B Rated)      10,321,303           7,708,723             7,770,361                  13.6%

                 B-3 (Unrated)      12,041,520           4,635,985             4,542,208                  18.1%
                                   -----------         -----------           -----------
                  Subtotal          34,404,343          22,038,132            22,014,682
                                   -----------         -----------           -----------

   C-1           D (BB Rated)       10,596,316           9,430,721             9,447,186                  12.8%

                 E (B Rated)         9,082,557           7,379,578             7,396,481                  14.8%
                                   -----------         -----------           -----------
                  Subtotal          19,678,873          16,810,299            16,843,667
                                   -----------         -----------           -----------

                 Total             $54,083,216         $38,848,431           $38,858,349
                                   ===========         ===========           ===========

(1) The accounting treatment required under generally accepted accounting principles requires that the income on these investments be recorded on a level yield basis given the anticipated yield to maturity on these investments. This currently results in income which is lower for financial statement purposes than for tax purposes. CRIIMI MAE anticipates the tax basis return on these investments will approximate 30% during 1995. This return was determined based on projected cash basis interest income, assuming no defaults or unrecoverable losses, net of interest expense attributable to the financing of the BB rated and B rated tranches, as discussed below, and adjusted for amortization of original issue discount related to these securities.

     At closing, MC-1 consisted of securities having a face value of approximately $172 million. The collateral for the securities consisted of uninsured mortgages with an unpaid principal balance (UPB) of approximately $172 million - 30 multifamily loans representing 72% of the UPB of the pool and 14 commercial loans representing 28% of the UPB of the pool. The composition of the pool as of December 31, 1994 was substantially the same.

     At closing, C-1 consisted of securities having a face value of approximately $151 million. The collateral for the securities consisted of uninsured mortgages with a UPB of approximately $151 million - 29 multifamily loans representing 47% of the UPB of the pool and 32 commercial loans representing 53% of the UPB of the pool. The composition of the pool as of December 31, 1994 was approximately 39% multifamily and 62% commercial due to prepayments of mortgages in the pool.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

     The REMICs allocate the cash flow from the underlying mortgages to the securitized tranches, with the investment grade or higher rated tranches having a priority right to the cash flow until their investment returns are met. Then, any remaining cash flow is allocated among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the unrated tranche will bear this loss first. To the extent there are losses in excess of the unrated tranche's stated right to principal and interest, then the most subordinated rated tranches will begin absorbing losses.

     During the third and fourth quarters of 1994, CRIIMI MAE entered into a series of repurchase agreements which provided CRIIMI MAE financing to purchase the four rated tranches of the subordinated securities. Between 70% and 80% of the purchase price was financed for aggregate borrowings of approximately $24.9 million. Under the agreements, the interest rate is based upon the then current one-month or six-month LIBOR, as applicable, plus 1.0% to 1.25% depending on the specific repurchase agreement. The table under "Other Repurchase Agreements" describes more fully the terms of the financing.

     In making these investments, CRIIMI MAE's Adviser and its affiliates applied their knowledge of multifamily and commercial mortgages to perform due diligence on the mortgage investments collateralizing the securities. This analysis included reviewing the operating records of the underlying real estate assets, reviewing appraisals, environmental studies, market studies, architectural and engineering reviews, and reviewing, and where deemed necessary, independently developing projected operating budgets. In addition, site visits were conducted at substantially all of the properties, in an effort to confirm market and architectural and engineering reviews.

     CRIIMI MAE will generally make investments of this type when satisfactory arrangements exist whereby CRIIMI MAE can closely monitor the collateral of the pool. In this case, CRICO, an affiliate of the Adviser, will service the majority of the mortgage investments comprising the pools, thereby enabling CRICO to continuously monitor the performance of the pool, while actively pursuing resolution of any delinquencies that may develop and maintaining current records on the properties' operations and tax and insurance liabilities. Additionally, CRICO is the special servicer for both pools which places it directly in the position of asset manager in the event that a default occurs.
As special servicer, CRICO will use its efforts to create a financial solution designed to maximize the benefit to all of the investors in the portfolio, including CRIIMI MAE.

     The anticipated returns on these investments are based upon a number of assumptions that are currently subject to several business and economic uncertainties and contingencies, including, without limitation, the lack of a secondary market for these securities, prevailing interest rates, the general condition of the real estate market, competition for tenants, and changes in market

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

rental rates. As these uncertainties and contingencies are generally beyond CRIIMI MAE's control, no assurance can be given that the anticipated tax basis return for the next year or the anticipated yield to maturity will be achieved.

     Although investments in Government Insured Multifamily Mortgages and government insured or guaranteed multifamily construction loans will continue to comprise the majority of CRIIMI MAE's total consolidated asset base, CRIIMI MAE expects that investments similar to the REMIC tranches discussed above will represent a major component of CRIIMI MAE's new business activity during 1995. As of December 31, 1994, these investments represent approximately 4% of CRIIMI MAE's total consolidated assets. Investments of this type are not anticipated to exceed 10% of CRIIMI MAE's total consolidated asset base through 1995.

INVESTMENT IN INSURED MORTGAGE FUNDS AND ADVISORY PARTNERSHIP

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

LIQUIDITY

     CRIIMI MAE and CRI Liquidating closely monitor their cash flow and liquidity positions, including compliance with debt covenants, in an effort to ensure that sufficient cash is available for operations and debt service requirements and to continue to qualify as REITs. CRIIMI MAE's cash receipts, which have been derived from scheduled payments of outstanding principal of and interest on, and proceeds from dispositions of, mortgage investments plus cash receipts from interest on temporary investments, borrowings, cash received from the AIM Funds and advisory partnership, were sufficient for the years 1992, 1993 and 1994 to meet operating, investing and financing cash requirements. It is anticipated that cash receipts will be sufficient to meet operating, investing and financing cash requirements in future years. Cash flow was also sufficient to provide for the payment of dividends to shareholders and to meet the IRS requirements to continue to qualify as a REIT. As of December 31, 1994, there were no significant commitments for capital expenditures; however, as of such date, CRIIMI MAE had committed to fund additional Government Insured Construction Mortgages totaling approximately $9.0 million. As discussed under "Corporate Borrowings", CRIIMI MAE, in January 1995, paid down $126 million on the borrowings under the Master Repurchase Agreements secured by FHA-Insured Loans and $50 million on the Revolving Credit Facility. The borrowings were replaced with substantially

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

similar financing provided by the German American Capital Corporation ("GACC").

     Dividends -- During 1994, CRIIMI MAE increased its quarterly dividend to $0.29 per share, or $1.16 per share for the year. During the four consecutive quarters of 1993, CRIIMI MAE paid dividends of $0.28 per share. CRIIMI MAE's objective is to pay a stable quarterly dividend and to increase the tax basis income over time, and thereby increase the quarterly dividend. However, the rise in short-term interest rates during the past year has significantly increased CRIIMI MAE's interest expense which results in reduced net income and, ultimately, dividend distributions. Management is currently developing strategies which are expected to reduce the impact of higher interest expense and, over time, improve the return to CRIIMI MAE's shareholders. In a letter to stockholders dated October 25, 1994, CRIIMI MAE's management discussed CRIIMI MAE's projected dividend for 1995. The letter explained that the projections were based on assumptions which may differ significantly from actual events. Since interest rates have increased significantly since October 1994, the assumptions underlying the October 1994 projections are no longer valid and thus reliance should not be placed on these projections. CRIIMI MAE's management is in the process of finalizing its updated projections and expects to provide stockholders with an estimated 1995 dividend range in March of 1995.

     Although the mortgage investments held by CRIIMI MAE and CRI Liquidating yield a fixed monthly mortgage payment once purchased, the cash dividends paid by CRIIMI MAE and by CRI Liquidating will vary during each period due to several factors. The factors which impact CRIIMI MAE's dividend include (i) the distributions which CRIIMI MAE receives on its CRI Liquidating shares, (ii) the level of income earned on CRIIMI MAE's mortgage investments depending on prepayments, defaults, etc. (iii) the level of income earned on investments in subordinated securities which vary depending on prepayments, defaults, etc. (iv) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's London Interbank Offered Rate (LIBOR) based debt is priced, (v) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends,
(vi) the yield at which principal from scheduled monthly mortgage payments, mortgage dispositions and distributions from the AIM Funds and from CRI Liquidating can be reinvested, (vii) variations in the cash flow received from the AIM Funds, and (viii) changes in operating expenses.

     The factors which impact CRI Liquidating's dividend include (i) gains or losses on dispositions of CRI Liquidating's mortgage investments, (ii) the reduction in the monthly mortgage payments due to mortgage dispositions, (iii) changes in interest rates which impact the gain or loss from dispositions, (iv) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends and (v) changes in operating expenses. Additionally, mortgage dispositions may increase the return to the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

shareholders for a period, although neither the timing nor the amount can be predicted.

FINANCIAL FLEXIBILITY

     Fluctuations in interest rates impact the value of CRIIMI MAE's mortgage investments as well as the potential returns to shareholders through increased cost of funds. Increases in long-term rates could decrease the value of mortgage investments and, in certain circumstances, require CRIIMI MAE to pledge additional collateral in connection with its borrowing facilities. This would reduce CRIIMI MAE's borrowing capacity and, in certain circumstances, could force CRIIMI MAE to liquidate a portion of its assets at a loss in order to comply with certain covenants under its borrowing facilities. As of December 31, 1994, CRIIMI MAE had pledged mortgage investments with an aggregate fair value of approximately $634.5 million as collateral for aggregate borrowings of approximately $572 million under the Master Repurchase Agreements and the Revolving Credit Facility. CRIIMI MAE also had pledged 13,124,000 shares of CRI Liquidating stock with a fair value of approximately $59 million as collateral for borrowings of approximately $30.4 million under the Bank Term Loan and subordinated securities with an aggregate fair value of $33.8 million as collateral for $24.9 million in borrowings under Other Repurchase Agreements. (See further discussion under "Corporate Borrowings.")

     The Adviser is actively monitoring the levels of unencumbered collateral and is taking steps to negotiate more favorable collateral requirements with lenders. Subsequent to year end, CRIIMI MAE executed a master repurchase agreement with GACC for maximum borrowings of $300 million secured by FHA-Insured Loans and GNMA Mortgage-Backed Securities valued at approximately 105% of the amounts borrowed. This compares to requirements under the Master Repurchase Agreements with Nomura Securities International, Inc. and Nomura Asset Capital Corporation (collectively, Nomura) of 110% of the value on borrowings secured by FHA-Insured loans and 105% or 107% on borrowings secured by GNMA Mortgage-Backed Securities depending on whether the $350 million facility or the $150 million facility was used and collateral requirements of 110% of the value on borrowings under the Revolving Credit Facility.

     The collateral requirements on the Bank Term Loan are also anticipated to be reduced when the refinancing is completed after the March 31, 1995 required principal payment is made from the return of capital on the shares of CRI Liquidating stock pledged as collateral under the Bank Term Loan. (For further information, see discussion under "Bank Term Loan.") The value of the required collateral is anticipated to be reduced from 200% of the outstanding borrowings to 175% of the outstanding borrowings. The Adviser has also provided for more flexibility through the availability of a $10 million working capital line of credit, secured by shares of CRI Liquidating stock, expected to be closed in February 1995. The Adviser is also exploring financing alternatives other than secured lending of the type currently in place.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

     A reduction in long-term interest rates could have the impact of increasing the value of CRIIMI MAE's mortgage investments, lowering collateral requirements, and could also increase the level of prepayments on CRIIMI MAE's mortgage investments. CRIIMI MAE's yield on mortgage investments will be reduced to the extent CRIIMI MAE reinvests the proceeds from such prepayments in new mortgage investments with effective rates which are below the rates of the prepaid mortgages. Offsetting this risk is the opportunity to invest the proceeds from a prepayment into other higher yielding mortgage investments such as the subordinated securities.

     As previously discussed, the Adviser is actively pursuing a new investment program in subordinated securities which it believes is, overall, less interest rate sensitive than existing insured mortgage investments. The Adviser also believes that if the proposed merger of CRIIMI MAE with CRI's Mortgage Businesses is approved (see discussion under "Proposal to Become Self-Managed and Self-Administered"), CRIIMI MAE's overall return will be less interest rate sensitive.

     CRIIMI MAE has sought to enhance the return to its shareholders through the use of leverage. Nevertheless, CRIIMI MAE's use of leverage carries with it the risk that the cost of borrowings could increase without a corresponding increase in the return on its mortgage investments, which could result in reduced net income and thereby reduce the return to shareholders. To partially limit the adverse effects of rising interest rates, CRIIMI MAE has entered into a series of interest rate hedging agreements. (See "Interest Rate Hedge Agreements" for a further discussion.) The Adviser continuously monitors CRIIMI MAE's outstanding borrowings and hedging techniques in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

     In 1991, the Adviser adopted a policy with respect to borrowings above and beyond the original $140 million notes and $140 million Commercial Paper Facility (Incremental Borrowings) which would result in a reduction in the amount of fees payable by CRIIMI MAE if Net Positive Spreads (the difference between the yield on mortgage investments purchased after those mortgages purchased with the original $140 million notes and $140 million Commercial Paper Facility and the cost of funds for all Incremental Borrowings including associated operating costs on a tax basis) are not maintained: the total annual fee and master servicing fee of 0.40% of invested assets payable to the Adviser with respect to mortgage investments purchased after those mortgages acquired with the proceeds of the original $140 million notes and $140 million Commercial Paper Facility will be reduced incrementally if CRIIMI MAE's Net Positive Spread on such debt falls below 0.40%. During 1994, the Net Positive Spread on the Incremental Borrowings was in excess of 0.40%. Additionally, as required by this policy, the mortgage selection fee will be eliminated upon reinvestment of proceeds of mortgage dispositions where the mortgage investment was purchased with borrowed funds and disposed of in less than five years without providing a cumulative yield on the original mortgage

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

investment at disposition of at least 100 basis points higher than the original yield at the date of purchase.

CORPORATE BORROWINGS

MASTER REPURCHASE AGREEMENTS

     On April 30, 1993, CRIIMI MAE entered into master repurchase agreements, (collectively, with the additional repurchase agreements described below, the Master Repurchase Agreements) with Nomura which provided CRIIMI MAE with $350.0 million of available financing for a three-year term, expiring April 30, 1996. Interest on such borrowings is based on the three-month LIBOR plus .75% or .50% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. The rate on the facility as of December 31, 1994, including the applicable spreads, was 6.31% on the borrowings secured by FHA-Insured Loans and 6.06% on the borrowings secured by GNMA Mortgage-Backed Securities. The rates in effect on December 31, 1994 were set on October 24, 1994 and reset on January 23, 1995 for three months at 6.875%, including the spread, for the borrowings secured by GNMA Mortgage-Backed Securities. As discussed below, the borrowings secured by FHA-Insured Loans were paid off on January 23, 1995 with proceeds from a new facility with GACC. The value of the FHA-Insured Loans and the GNMA Mortgage-Backed Securities pledged as collateral must equal at least 110% and 105%, respectively, of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities.

     On November 30, 1993, CRIIMI MAE entered into additional repurchase agreements with Nomura pursuant to which Nomura agreed to provide CRIIMI MAE with an additional $150.0 million of available financing for a three-year term, expiring October 27, 1996. Interest on such borrowings for the first twelve months after the initial funding (April 1994 through April 1995) is based on the three-month LIBOR plus .90% or .70% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. Interest on the borrowings from May 1995 to October 1995 and from November 1995 through the maturity of the facility will be based on three-month LIBOR plus .50% and .30%, respectively, for borrowings secured by GNMA Mortgage Backed Securities. (As discussed below, the borrowings secured by FHA-Insured Loans were paid off on January 23, 1995 with proceeds from a new facility with GACC). The rate on the facility as of December 31, 1994, including the applicable spreads was 6.46% on the borrowings secured by FHA-Insured Loans and 6.26% on borrowings secured by GNMA Mortgage-Backed Securities. The rates in effect on December 31, 1994 were set on October 24, 1994 and reset on January 23, 1995 for three months at 7.075%, including the spread, for the borrowings secured by GNMA Mortgage-Backed Securities. The value of the FHA-Insured Loans and the GNMA Mortgage-Backed Securities pledged as collateral must equal at least 110%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

and 107%, respectively, of the amounts borrowed. No more than 40% of the collateral pledged may be FHA-Insured Loans and no less than 60% may be GNMA Mortgage-Backed Securities. CRIIMI MAE was required to pay commitment fees of three basis points per month on the unutilized amount through June 1994 and twelve basis points on any remaining unused amounts as of July 1, 1994. For the year ended December 31, 1994, CRIIMI MAE incurred approximately $415,000 in commitment fees related to the $150.0 million facility.

     As of December 31, 1994, CRIIMI MAE had borrowed approximately $457.0 million of the funds available under the Master Repurchase Agreements primarily to acquire Government Insured Multifamily Mortgages and to repay a portion of borrowings under the Commercial Paper Facility, as discussed below. As of December 31, 1994, mortgage investments directly owned by CRIIMI MAE, which approximate $499.1 million at fair value, were used as collateral pursuant to certain terms of the Master Repurchase Agreements.

     On January 23, 1995, approximately $126 million of borrowings collateralized with FHA-Insured Loans were paid off, terminating the related FHA portion of the Master Repurchase Agreements. Replacement financing was obtained from GACC through a master repurchase agreement at substantially similar terms, except as related to collateral requirements as discussed under "Financial Flexibility".

COMMERCIAL PAPER FACILITY/REVOLVING CREDIT FACILITY

     In the first quarter of 1994, borrowings under the Commercial Paper Facility, which matured on February 28, 1994, were replaced with revolving credit loans. During the period January 1, 1994 through February 28, 1994, the maximum amount outstanding on these borrowings was approximately $95.3 million and the weighted average amount outstanding was approximately $86.4 million. The weighted average interest rate for the period January 1, 1994 through February 28, 1994 on these borrowings was 5.3%, including all hedging and borrowing costs.

     In February 1993, CRIIMI MAE entered into an agreement to replace a $190.0 million letter of credit which provided the credit enhancement for the Commercial Paper Facility and related revolving credit facility, with two letters of credit in the amount of $35.0 million and $155.0 million provided by National Australia Bank, Limited and Canadian Imperial Bank of Commerce (CIBC), respectively. In April 1993, the letter of credit provided by CIBC was reduced to $105.0 million. In January 1994, the special purpose corporation replaced borrowings under the Commercial Paper Facility with revolving credit loans. These revolving credit loans were originally scheduled to mature on January 28, 1994; however, the maturity date was extended until February 28, 1994.

     As of February 28, 1994, these borrowings were replaced with a non-amortizing revolving credit facility, maturing August 28, 1996 (the Revolving Credit Facility) provided by certain lenders which had participated in the Commercial Paper Facility. Under the Revolving Credit Facility, the lenders agreed to loan CRIIMI MAE an

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

aggregate principal amount of $110 million. Effective August 5, 1994, an additional $25 million was made available for borrowing by CRIIMI MAE under this facility. CRIIMI MAE was required to pay commitment fees of twenty five basis points per annum on the $25 million increase to the facility. As of December 31, 1994, CRIIMI MAE incurred approximately $33,000 of commitment fees related to the $25 million increase in the facility.

     The interest rate on borrowings under the Revolving Credit Facility is based on CRIIMI MAE's choice of (i) the one, two, three or six-month LIBOR plus an interest rate margin of .50%, .5625%, or .625% depending on the percentage of GNMA Mortgage-Backed Securities pledged as collateral or (ii) a base rate equal to the higher of either the lender's prime rate or .50% per annum above the Federal Funds rate, plus an interest rate margin of 0%, .0625%, or .125% depending on the percentage of GNMA Mortgage-Backed Securities held as collateral. The rate on substantially all of this facility as of December 31, 1994 was 5.69%, which is based on 6 month LIBOR and a spread of .50%. This rate was set on August 5, 1994 and reset on February 2, 1995 at 6.75%, which is based on one month LIBOR and a spread of .625%.

     The value of the collateral pledged must equal at least 110% of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities. As of December 31, 1994, mortgage investments directly owned by CRIIMI MAE, which approximated $135.3 million at fair value, were used as collateral pursuant to the terms of the Revolving Credit Facility.

     The Revolving Credit Agreement also requires a minimum Fixed Charge Coverage Ratio, as defined in the amended agreement, of 1.35 to 1.0 for any fiscal quarter through September 30, 1995 and a minimum of 1.4 to 1.0 for any fiscal quarter after September 30, 1995. For the quarter ended December 31, 1994, the Fixed Charge Coverage Ratio was 1.56:1.0.

     As of December 31, 1994, CRIIMI MAE had used $115 million under the Revolving Credit Facility primarily to acquire Government Insured Multifamily Mortgages, other mortgage investments and to repay borrowings under the aforementioned Commercial Paper Facility. On January 27, 1995, CRIIMI MAE made a $50 million payment on the Revolving Credit Facility to effect a permanent, required reduction in the amount available under the facility. Replacement financing in the amount of $50 million was obtained from GACC at terms substantially similar to those on the Master Repurchase Agreements.

MASTER REPURCHASE AGREEMENT WITH GACC

     On January 23, 1995, CRIIMI MAE entered into a master repurchase agreement with GACC which provided CRIIMI MAE with $300 million of available financing through April 1, 1996. Interest on such borrowings is based on one month LIBOR plus .75% or .50% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

Securities, respectively, are pledged as collateral. Generally, the value of the FHA-Insured Loans or GNMA Mortgage-Backed Securities pledged as collateral must equal at least 105% of the amounts outstanding and no more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities.


     As previously discussed, approximately $176 million was borrowed from this facility in January 1995 to paydown the portion of the borrowings secured by FHA-Insured Loans under the Master Repurchase Agreements and to effect a $50 million required, permanent reduction in the Revolving Credit Facility. The weighted average rate on these borrowings, including applicable spreads, was 6.70%.

BANK TERM LOAN

     On October 23, 1991, CRIIMI MAE entered into a credit agreement with two banks for a reducing term loan facility (the Bank Term Loan) in an aggregate amount not to exceed $85.0 million, subject to certain terms and conditions. In December 1992, the credit agreement was amended to increase the Bank Term Loan by $15.0 million. The Bank Term Loan had an outstanding principal balance of approximately $52.0 million and approximately $30.4 million as of December 31, 1993 and 1994, respectively. As of December 31, 1993 and 1994, the Bank Term Loan was secured by the value of 13,874,000 and 13,124,000 CRI Liquidating shares owned by CRIIMI MAE, respectively, based on a current requirement that collateral valued at 200% of the outstanding balance secure the loan. The Bank Term Loan requires a quarterly principal payment based on the greater of (i) the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing the Bank Term Loan or (ii) an amount to bring the Bank Term Loan to its scheduled outstanding balance at the end of such quarter. The current minimum amount of annual principal payments is approximately $15.8 million, with any remaining amounts of the original $85.0 million of principal due in April 1996 and any remaining amounts of the $15.0 million of increased principal due in December 1996.

     The Bank Term Loan currently provides for an interest rate of 1.10% over three-month LIBOR plus an agent fee of 0.05% per year. As of December 31, 1994, the interest rate, including the applicable spreads was 7.666%. The rate will reset on March 31, 1995.

     CRIIMI MAE is in the process of refinancing the facility with one lender with more favorable terms including an interest rate based on .75% over CRIIMI MAE's choice of one, two or three month LIBOR and collateral requirements of 175% of the loan amount. This refinancing is anticipated to occur simultaneously with the paydown of approximately $17.4 million which is expected to be made in March 1995 from the return of capital from CRI Liquidating.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

OTHER REPURCHASE AGREEMENTS

     CRIIMI MAE financed between 70% and 80% of the purchase price of the BB rated and B rated tranches of subordinated securities which were purchased during the third and fourth quarters of 1994. The following table summarizes the financing related to these investments.

                                                                                 Current
                                                                                  Rate
                       Amount       % of Purchase          Base                 (including
Pool      Tranche     Financed      Price Financed         Rate       Spread      Spread)        Term
- ----      -------    -----------    --------------       --------     ------    ----------    -----------
MC-1      B-1        $ 6,785,396          70%            1M LIBOR       125       7.25%       1 Month (1)
MC-1      B-2          5,396,106          70%            6M LIBOR       110       6.41%       6 Months(2)
C-1       D            7,544,577          80%            6M LIBOR       100       7.75%       6 Months(2)
C-1       E            5,165,704          70%            6M LIBOR       110       7.85%       6 Months(2)
                     -----------
                     $24,891,783
                     ===========

(1) Financing was replaced on January 30, 1995 in the amount of $7,754,739 representing 80% of the purchase price at an initial rate of 7.75% (6 month LIBOR plus 100 basis points) with an initial term of six months with a cancellation notification period of six months and several six month renewals.
(2) These facilities have an initial term of six months, cancellation notification periods ranging from six months to one year and with several six month renewals.

As a requirement under certain of CRIIMI MAE's other debt facilities, financings related to repurchase agreements associated with the purchase of subordinated securities are limited to no more than $50 million without the approval of the lenders under the Master Repurchase Agreement, the Revolving Credit Agreement and the GACC master repurchase agreement.

WORKING CAPITAL LINE OF CREDIT

     CRIIMI MAE is in the process of finalizing a $10 million working capital line of credit with Riggs National Bank. This line of credit will be secured by shares of CRI Liquidating valued at approximately 175% of any outstanding borrowings. At CRIIMI MAE's option, the interest rate will be set on outstanding borrowings at one, two or three month LIBOR plus .60%, the daily federal funds rate plus .80% or prime minus 1.0%.

     Certain of the financial covenants under the line of credit will be consistent with those of the other debt facilities discussed above.

OTHER DEBT RELATED INFORMATION

     During December 1994, CRIIMI MAE negotiated with its lenders to amend debt agreements to provide for more flexibility in the restrictive covenants. Under all of CRIIMI MAE's existing debt facilities, as amended, except the Other Repurchase Agreements, CRIIMI MAE's debt to equity ratio, as defined, may not exceed 3.0:1.0. As of December 31, 1994, CRIIMI MAE's debt-to-equity ratio was 2.51:1.0. The weighted average cost of CRIIMI MAI's borrowings, including amortization of deferred financing fees of $5.5 million, for the year ended December 31, 1994, was approximately 7.01%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

     Certain of the debt agreements require that a minimum level of unencumbered assets be maintained, the most restrictive of which requires 2% of total indebtedness be maintained by CRIIMI MAE. As of January 24, 1995, CRIIMI MAE had approximately $38 million, at management's estimated fair value, of unencumbered FHA/GNMA Mortgage Investments. Additionally, CRIIMI MAE has other unencumbered assets (which in some cases are subject to certain lender eligibility requirements) including, but not limited to, cash, working capital lines of credit and unencumbered CRI Liquidating stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

INTEREST RATE HEDGE AGREEMENTS

     To partially limit the adverse effects of rising interest rates, CRIIMI MAE has entered into a series of interest rate hedging agreements with an aggregate notional amount of approximately $709 million at December 31, 1994, as follows:

    Hedging                Notional
   Instrument               Amount             Effective Date          Maturity Date      Floor     Cap      Index(c)
- ----------------        --------------      --------------------      -----------------   ------   -------   --------
Collar (e)              $ 30,000,000        March 7, 1990             March 7, 1995       8.375%   10.125%     CP
Collar (e)                20,000,000        March 30, 1990            March 30, 1995      8.375%   10.125%     CP
Collar (e)                30,000,000        July 8, 1990              February 8, 1995    8.625%   10.625%     CP
Accreting Collar(e)       35,000,000        July 9, 1990              July 9, 1995        8.750%   10.500%     CP
Cap (b)                   25,000,000        May 24, 1991              May 24, 1996        N/A      9.000%      CP
Cap                       25,000,000        June 17, 1991             June 17, 1996       N/A      8.450%      CP
Cap (a)                   50,000,000        June 25, 1993             June 25, 1998       N/A      6.50%     3M LIBOR
Cap (a)                   50,000,000        July 1, 1993              June 3, 1996        N/A      6.50%     3M LIBOR
Cap (a)                   50,000,000        July 20, 1993             July 20, 1998       N/A      6.25%     3M LIBOR
Cap (a)                   50,000,000        August 10, 1993           August 10, 1997     N/A      6.00%     3M LIBOR
Cap (a)                   50,000,000        August 27, 1993           August 27, 1997     N/A      6.125%    3M LIBOR
Cap (a)                   50,000,000        November 10, 1993         November 10, 1997   N/A      6.00%     3M LIBOR
Cap (a)                   35,000,000        February 2, 1994          February 2, 1999    N/A      6.125%    1M LIBOR
Cap (a)                   50,000,000        March 15, 1994            March 15, 1997      N/A      6.375%    3M LIBOR
Cap (a)                   50,000,000        March 25, 1994            March 25, 1998      N/A      6.50%     3M LIBOR
Cap (a)                   50,000,000        October 7, 1994           October 7, 1997     N/A      6.75%     3M LIBOR
Cap (d)                   33,385,131        December 31, 1991         March 31, 1996      N/A      6.50%     3M LIBOR
Cap (d)                    6,451,291        January 15, 1993          March 29, 1996      N/A      6.50%     3M LIBOR
Cap (d)                   18,614,868        December 31, 1991         March 31, 1996      N/A      10.50%    3M LIBOR
Cap (d)                    1,048,709        March 31, 1993            December 31, 1996   N/A      10.50%    3M LIBOR
                        ------------
                        $709,499,999
                        ============

(a) Approximately $4.5 million and $3.6 million of costs were incurred during 1993 and 1994, respectively, in connection with the establishment of interest rate hedges. These costs are being amortized using the effective interest method over the term of the interest rate hedge agreements for financial statement purposes and in accordance with the regulations under Internal Revenue Code Section 446 with respect to notional principal contracts for tax purposes.
(b) On May 24, 1993, CRIIMI MAE and the counterparty to the collar, CIBC, terminated the floor on this former collar. In consideration of such termination, CRIIMI MAE paid CIBC approximately $2.3 million. This amount was deferred on the accompanying consolidated balance sheets as the underlying debt being hedged is still outstanding. This amount will be amortized for the period from May 24, 1993 through May 26, 1996. CRIIMI MAE amortized approximately $.5 million and $.8 million of this deferred amount in the accompanying consolidated statements of income for the years ended December 31, 1993 and 1994, respectively. Additionally, certain costs incurred during 1991 in connection with an extinguishment of debt which was financed with proceeds from a replacement facility, were deferred and are being amortized using the effective interest method over the life of the replacement facility. CRIIMI MAE amortized approximately $2.5 million and $1.6 million of such costs, during 1993 and 1994, respectively. As of December 31, 1994, the unamortized balance of such costs was approximately $630,000.
(c)  The hedges are based either on the 30-day Commercial Paper Composite Index
     (CP), three-month LIBOR, or one-month LIBOR.
(d) The notional amount of these hedges amortize based on the expected paydown schedule of the Bank Term Loan. The average notional amount of these hedges is expected to be $25,540,441, $3,383,118, $18,959,559 and
     $2,710,633, respectively, during 1995.
(e) Total payments to the counterparty during 1993 and 1994 amounted to $8.2 million and $5.0 million, respectively, and were included in interest expense in the accompanying consolidated statements of income.

INTEREST RATE COLLARS

     Interest rate collars are hedging instruments that provide protection within a range of interest rates, based on a readily determinable interest rate index. When the interest rate index exceeds the cap then the counterparty pays the difference between the index and the cap to CRIIMI MAE. Alternatively, if the interest rate index is below the floor then CRIIMI MAE pays the difference to the counterparty.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

     As of December 31, 1994, CRIIMI MAE had in place interest rate collars based on the Federal Reserve 30 day Commercial Paper Composite Rate ("CP Index") with an aggregate notional amount of $115 million, a weighted average floor of 8.55% and a weighted average cap of 10.37%. During 1993 and 1994, the CP Index was below the floor resulting in CRIIMI MAE making payments to the counterparty. These interest rate collars expire between February 1995 and July 1995. During October 1994, the Adviser purchased a three year cap in the notional amount of $50 million to replace certain of the expiring collars.

INTEREST RATE CAPS

     Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap. As of December 31, 1994, CRIIMI MAE had in place interest rate caps aggregating $594.5 million based on the CP Index and LIBOR. The caps that are based on the CP Index have an aggregate notional amount of $50 million at December 31, 1994, with a weighted average cap of 8.70%. The cap that is based on the one month LIBOR has a notional amount of $35 million and a cap rate of 6.125%. Those based on the three month LIBOR, have an aggregate notional amount of $510 million at December 31, 1994, with a weighted average cap rate of 6.51%. At December 31, 1994 the three month LIBOR of 6.5% was at or exceeded the cap rate on caps with a notional amount of $440 million. These caps will reset during the first quarter of 1995 and if rates stay at that level or increase, CRIIMI MAE will receive payments based on the difference between three month LIBOR and the cap. During 1994, the interest rate indices exceeded the interest rate cap on one cap which reset in December, which had the result of reducing CRIIMI MAE's overall interest expense by approximately $1,300.

     CRIIMI MAE is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate hedge agreements should interest rates exceed the caps. However, the Adviser does not anticipate nonperformance by any of the counterparties, each of which has long-term debt ratings of A or above by Standard and Poor's and A3 or above by Moody's.

     Although CRIIMI MAE expects the overall average life of its mortgage investments to exceed ten years, CRIIMI MAE's hedging agreements range in initial maturity from 3 to 5 years, principally because of the high cost of hedging instruments with maturities greater than 5 years. As of December 31, 1994, the average remaining term of these hedging agreements is approximately
2.2 years. Because CRIIMI MAE's mortgage investments have fixed interest rates, upon expiration of CRIIMI MAE's collar and cap agreements, CRIIMI MAE will have interest rate risk to the extent interest rates increase on its variable rate borrowings unless the hedges are replaced. The Adviser continues to review its debt and asset/liability hedging techniques in order to minimize the impact of interest rate risk.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

CASH FLOW--1994 VERSUS 1993

     Net cash provided by operating activities increased for 1994 as compared to 1993 principally due to an increase in mortgage investment income, partially offset by an increase in interest expense due primarily to mortgage acquisition activity in 1994 funded by proceeds from financings. Also contributing to the increase in net cash provided by operating activities was an increase in interest payable as a result of the increase in debt incurred under financing facilities during 1994. Partially offsetting the increase in net cash provided by operating activities for 1994 was a decrease in accounts payable and accrued expenses arising from the payment of costs incurred in connection with the Equity Offering of common stock, and a decrease in short-term investment income, as described below.

     Net cash used in investing activities decreased for 1994 as compared to 1993. This decrease was principally due to the acquisition of Government Insured Multifamily Mortgages and subordinated securities and advances on Government Insured Construction Mortgages of approximately $274.6 million in 1994 as compared to $312.7 million in 1993. Also contributing to the decrease in net cash used in investing activities was the receipt of net proceeds from the sale of shares of subsidiary in 1993 of approximately $26.4 million.

     Net cash provided by financing activities decreased for 1994 compared to 1993. This decrease was primarily due to the paydown of obligations incurred under financing facilities of approximately $162.4 million during 1994 as compared to $230.9 million during 1993. Also contributing to the decrease was a reduction in proceeds from obligations incurred under financial facilities from $462.3 million in 1993 to $310.6 million in 1994 and an increase in dividends paid of $11.8 million from $53.7 million in 1993 to $65.5 million in 1994.
These decreases were partially offset by proceeds from share issuances of approximately $56.8 million in 1994.

CASH FLOW--1993 VERSUS 1992

     Net cash provided by operating activities increased for 1993 as compared to 1992 principally due to an increase in mortgage investment income partially offset by an increase in interest expense due primarily to mortgage acquisition activity in 1993 funded by proceeds from financings. Also contributing to the increase in cash provided by operating activities was an increase in accounts payable and accrued expenses attributable to the accrued costs incurred by CRIIMI MAE with respect to its Equity Offering of common stock, as described below in "Other Events." Partially offsetting the increase in net cash provided by operating activities for 1993 was the payment of approximately $4.9 million to terminate an interest rate swap agreement and an increase in interest expense due primarily to mortgage acquisition activity in 1993 funded by proceeds from financings.

     Net cash used in investing activities increased for 1993 as compared to 1992. This increase was principally due to the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued


acquisition of Government Insured Multifamily Mortgages and advances on Government Insured Construction Mortgages of approximately $312.7 million in 1993 as compared to $31.8 million in 1992. Also contributing to the increase in cash used in investing activities was the acquisition of other short-term investments of approximately $175.3 million in 1993 as compared to approximately $66.8 million in 1992. In addition, proceeds of approximately $6.1 million were received during 1993 related to the sale of HUD debentures, as compared to the receipt of proceeds of approximately $2.3 million during the same period in 1992 related to the redemption of HUD debentures. Partially offsetting the increase in net cash used in investing activities was the receipt of approximately $167.1 million from the disposition of other short-term investments and proceeds from mortgage dispositions of approximately $93.4 million in 1993 as compared to approximately $65.5 million and $50.4 million, respectively, in 1992.

     Net cash provided by financing activities increased for 1993 compared to 1992. This increase was primarily due to the receipt of net proceeds of approximately $462.3 million from obligations incurred under financing facilities, partially offset by payments on obligations incurred under financing facilities.


RESULTS OF OPERATIONS

1994 VERSUS 1993

     CRIIMI MAE earned approximately $29.6 million in tax basis income for the year ended December 31, 1994, a 28.6% increase from approximately $23.0 million for the year ended December 31, 1993. On a per share basis, tax basis income for the year ended December 31, 1994 increased to approximately $1.17 per weighted average share from approximately $1.14 per weighted average share for the year ended December 31, 1993.

     Net income for financial statement purposes was approximately $26.0 million for the year ended December 31, 1994, a 65.1% increase from approximately $15.8 million for the year ended December 31, 1993. On a per share basis, financial statement net income for the year ended December 31, 1994 increased to approximately $1.07 per share from approximately $.78 per share for the year ended December 31, 1993.

     Total income increased approximately $15.0 million or 26.6% to approximately $71.4 million for the year ended December 31, 1994 from approximately $56.5 million for the year ended December 31, 1993. This increase was primarily due to growth in mortgage investment income which CRIIMI MAE experienced during 1993 and 1994, as described below.

     Mortgage investment income increased approximately $16.8 million or 33.4% to approximately $67.0 million for the year ended December 31, 1994 from approximately $50.3 million for the year ended December 31, 1993. This increase was principally due to an increase in mortgage investments, net of dispositions, resulting from acquisitions of Government Insured Multifamily Mortgages and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

advances on Government Insured Construction Mortgages during 1993 and 1994, which were principally funded by proceeds from the Master Repurchase Agreements and the Equity Offering described above.

     Income from investment in subordinated securities increased to approximately $976,000 in 1994 as a result of the acquisition of these securities during the year.

     Other investment income decreased approximately $2.5 million or 69.5% to approximately $1.1 million for the year ended December 31, 1994 from approximately $3.6 million for the year ended December 31, 1993. This decrease was primarily attributable to other investment income earned in 1993 on approximately $175 million in other short-term investments acquired by CRIIMI MAE and CRI Liquidating during the year ended December 31, 1993, all of which were disposed of by December 31, 1993.

     Total expenses increased approximately $5.0 million or 11.9% to approximately $46.7 million for the year ended December 31, 1994 from approximately $41.8 million for the year ended December 31, 1993. This increase is principally due to increases in interest expense and annual and incentive fees to related party, as described below. Partially offsetting this increase was an adjustment to the provision for settlement of litigation and a decrease in general and administrative expenses, as discussed below.

     Interest expense increased approximately $11.2 million or 40.1% to approximately $39.2 million for the year ended December 31, 1994 from approximately $28.0 million for the year ended December 31, 1993. This increase was principally a result of additional amounts borrowed during 1993 and 1994 under CRIIMI MAE's financing facilities and an increase in short term interest rates. This increase was partially offset by interest savings due to the termination of the interest rate swap and the buyout of the floor on a $25 million notional amount collar during 1993.

     Other operating expenses decreased approximately $6.3 million or 45.6% to approximately $7.5 million for the year ended December 31, 1994 from approximately $13.7 million for the year ended December 31, 1993. This variance was primarily attributable to the expense related to the termination of an interest rate swap in 1993. Also contributing to the decrease were decreases in general and administrative expenses and an adjustment to the provision for settlement of litigation, as discussed below. Partially offsetting these changes were increases in fees paid to related party and mortgage servicing fees, as discussed below.

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

     Total fees to related party increased approximately $1.1 million or 38.5% to approximately $3.8 million for the year ended December 31, 1994 from approximately $2.7 million for the year ended December 31, 1993. This increase was the result of increases in the CRIIMI MAE incentive and annual fees during the year ended December 31, 1994, as discussed below. Annual fees increased approximately $763,000 or 30.5% to approximately $3.3 million for the year ended December 31, 1994 from approximately $2.5 million for the year ended December 31, 1993. This increase was primarily due to increased acquisitions of mortgages and other mortgage investments and advances on Government Insured Construction Mortgages. Partially offsetting this increase in annual fees for the year ended December 31, 1994 as compared to the same period in 1993, was a reduction in the base component of the annual fees payable by CRI Liquidating resulting from mortgage dispositions during 1994 and 1993, as well as a reduction in the base component of the CRI Liquidating annual fee from .25% to .125% of average invested assets formerly held by CRIIMI III. Also offsetting this increase in annual fees for this period was a reduction in the deferred component of the CRI Liquidating annual fee.

     The CRIIMI MAE incentive fee is equal to 25% of the amount by which net income from additional mortgage investments exceeds the annual target return on equity and is payable quarterly, subject to year-end adjustment. The incentive fee increased approximately $284,000 or 132.6% to approximately $498,000 for the year ended December 31, 1994 from approximately $214,000 for the year ended December 31, 1993. This increase was primarily attributable to the increase in CRIIMI MAE's net income from additional mortgage investments during the year ended December 31, 1994 as a result of the increase in mortgage investment income and the decrease in other operating expenses, as discussed above. Also contributing to the increase was the recognition of a tax basis gain of approximately $937,000 in connection with the prepayment of the mortgage on Williamstown Apartments.

     General and administrative expenses decreased approximately $501,000 or 13.2% to approximately $3.3 million in 1994 from approximately $3.8 million 1993. This decrease was primarily attributable to a decrease in professional services as a result of the settlement of litigation, as discussed below.

     Mortgage servicing fees increased approximately $151,000 or $30.9% to approximately $641,000 in 1994 from approximately $490,000 in 1993. This increase is attributable to the increase in mortgage acquisitions during 1993 and 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

     Provision for settlement of litigation decreased approximately $2.0 million or 133% in 1994 from $1.5 million in 1993. This decrease is attributable to an adjustment in the number of warrants issued in connection with the settlement of litigation, as discussed below in "Other Events."

     Net gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage investments disposed of during the period. Net gains on mortgage dispositions increased approximately $5.6 million or 76.7% to approximately $13.0 million in the year ended December 31, 1994 from approximately $7.4 million in the year ended December 31, 1993. This increase was primarily due to the sale of nineteen CRI Liquidating Government Insured Multifamily Mortgages during 1994. These dispositions resulted in financial statement gains of approximately $12.5 million and tax basis gains of approximately $18.3 million. This compares to the disposition of ten CRI Liquidating Government Insured Multifamily Mortgages during the year ended December 31, 1993, that generated financial statement gains of approximately $8.1 million and tax basis gains of approximately $14.9 million.

1993 VERSUS 1992

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

     The incentive fee increased approximately $50,000 or 30.6% to $0.2 million for 1993 from $0.2 million for 1992. This increase was primarily attributable to the fact that CRIIMI MAE's net income from additional mortgage investments exceeded the annual target return on equity during both the second and third quarters of 1993; accordingly, an incentive fee was paid during those quarters. This compares to 1992 when CRIIMI MAE's net income from additional

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

mortgage investments exceeded the annual target return on equity only in the third quarter.

     During 1993, CRIIMI MAE recorded a provision of $1.5 million, including $0.25 million paid in cash, in connection with the settlement of the litigation described below in "Other Events."

     Total expenses increased $11.7 million or 38.6% to $41.8 million for 1993 from $30.1 million for 1992. This increase was principally due to costs incurred to terminate an interest rate swap, an increase in interest expense and the recognition of a provision for settlement of litigation described below in "Other Events."

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


REIT STATUS

     CRIIMI MAE and CRI Liquidating have qualified and intend to continue to qualify as REITs as defined in the Internal Revenue Code and, as such, will not be taxed on that portion of their taxable income which is distributed to share-holders provided that at least 95% of such taxable income is distributed. CRIIMI MAE and CRI Liquidating intend to distribute substantially all of their taxable income and, accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements. CRIIMI MAE and CRI Liquidating, however, may be subject to tax at normal corporate rates on net income or capital gains not distributed.

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

     The exercise of the warrants will not result in a charge to CRIIMI MAE's tax basis income. Further, the Adviser believes that the exercise of the warrants will not have a material adverse effect on CRIIMI MAE's tax basis income per share or annualized cash dividends per share because CRIIMI MAE will invest the proceeds from any exercise of the warrants in accordance with its investment policy to purchase Government Insured Multifamily Mortgages or other authorized investments. However, in the case of a significant decline in the yield on mortgage investments and a significant decrease in the net positive spread which CRIIMI MAE could achieve on its borrowings, the exercise of the warrants may have a dilutive effect on tax basis income per share and cash dividends per share. Receipt of the proceeds from the exercise of the warrants will increase CRIIMI MAE's shareholders' equity.

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

     In connection with CRIIMI MAE's and CRI Liquidating's implementation of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) as of December 31, 1993, CRIIMI MAE's Investment in Mortgages continues to be recorded at amortized cost; however, CRI Liquidating's Investment in Mortgages, is recorded at fair value as of December 31, 1994. The difference between the amortized cost and the fair value of CRI Liquidating's Government Insured Multifamily Mortgages represents the net unrealized gains on CRI Liquidating's Government Insured Multifamily Mortgages. CRIIMI MAE's share of the net unrealized gains on CRI Liquidating's Government Insured Multifamily Mortgages is reported as a separate component of shareholders' equity as of December 31, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

                                                As of December 31, 1994
                                        Amortized                   Fair
                                           Cost                     Value
                                        ------------            ------------
ASSETS
Investment in mortgages,
    accounted for at
    amortized cost:
  Near par or premium                   $698,226,137            $648,201,775
  Discount                                 4,989,616               4,860,606

Investment in subordinated
    securities, accounted for
    at amortized cost                     38,858,349              38,353,226
                                        ------------            ------------
    Total                               $742,074,102            $691,415,607
                                        ------------            ------------

Investment in mortgages,
    accounted for at fair
    value:
  Near par or premium                   $ 14,837,135            $ 14,957,572
  Discount                               121,283,765             139,416,004
                                        ------------            ------------
    Total                               $136,120,900            $154,373,576
                                        ------------            ------------

LIABILITIES
Obligations incurred under
  financing facilities:

  Master Repurchase Agreements          $456,984,347            $456,984,347
  Revolving Credit Facility              115,000,000             115,000,000
  Other Repurchase Agreements             24,891,783              24,891,783
  Bank Term Loan                          30,371,800              30,371,800
                                        ------------            ------------
    Total                               $627,247,930            $627,247,930
                                        ------------            ------------
OFF BALANCE SHEET

  Interest rate hedge
    agreements-asset                    $  6,053,163            $ 21,438,096

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

INVESTMENT IN MORTGAGES

     The fair value of the Government Insured Multifamily Mortgages is based on the average of the quoted market prices from three investment banking institutions who trade these instruments as part of their day-to-day activities.

INVESTMENT IN SUBORDINATED SECURITIES

     The fair value of the investments in subordinated securities is based on the price obtained from an investment banking institution which trades subordinated securities. Given the limited market for these securities, only one quote was available.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

OBLIGATIONS INCURRED UNDER FINANCING FACILITIES

     The carrying amount approximates fair value because the current rate on the debt is reset quarterly based on market rates.

INTEREST RATE HEDGE AGREEMENTS

     The fair value of interest rate hedge agreements (used to hedge CRIIMI MAE's debt) is the estimated amount that CRIIMI MAE would receive to terminate the agreements as of December 31, 1994, taking into account current interest rates and the current creditworthiness of the counterparties. The amount was determined based on the average of two quotes received from financial institutions which enter into these types of transactions as part of their day-to-day activities.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
  CRIIMI MAE Inc.

     We have audited the accompanying consolidated balance sheets of CRIIMI MAE Inc. (CRIIMI MAE) and its Subsidiaries as of December 31, 1993 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1992, 1993 and 1994. These financial statements are the responsibility of CRIIMI MAE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRIIMI MAE and its Subsidiaries as of December 31, 1993 and 1994, and the consolidated results of their operations and their cash flows for the years ended December 31, 1992, 1993 and 1994, in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Washington, D.C.
February 7, 1995

                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                            December 31,
                                                      1993             1994
                                                  ------------     ------------
Assets:
  Investment in mortgages, at amortized cost,
    net of unamortized discount and premium
    of $3,182,138, and $3,408,860, respectively
    Near par or premium                           $495,846,514     $698,226,137
    Discount                                           903,982        4,989,616
                                                  ------------     ------------
     Total                                         496,750,496      703,215,753
                                                  ------------     ------------
  Investment in mortgages, at fair value
    Discount                                       227,192,792      139,416,004
    Near par or premium                             17,647,797       14,957,572
                                                  ------------     ------------
     Total                                         244,840,589      154,373,576
                                                  ------------     ------------
  Investment in subordinated securities,
    at amortized cost                                       --       38,858,349


  Investment in insured mortgage funds and
    advisory partnership                            30,907,157       29,923,240

  Cash and cash equivalents                         13,599,860        5,143,171

  Receivables and other assets                       8,036,819        9,097,080

  Deferred financing costs, net of accumulated
    amortization of $7,355,095 and $11,065,595,
    respectively                                     9,745,974        8,632,333

  Deferred costs, principally paid to related
    parties, net of accumulated amortization of
    $1,870,587 and $1,933,697, respectively          4,820,135        5,806,499
                                                  ------------     ------------
     Total assets                                 $808,701,030     $955,050,001
                                                  ============     ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          December 31,
                                                      1993             1994
                                                  ------------     ------------
Liabilities:
  Master Repurchase Agreements                    $331,712,648     $456,984,347
  Revolving Credit Facility                                 --      115,000,000
  Other Repurchase Agreements                               --       24,891,783
  Bank Term Loan                                    52,026,400       30,371,800
  Commercial paper                                  95,306,000               --
  Accounts payable and accrued expenses              3,391,411        1,497,290
  Interest payable                                   2,575,979        6,645,676
                                                  ------------     ------------
        Total liabilities                          485,012,438      635,390,896
                                                  ------------     ------------
Minority interest in
  consolidated subsidiary                          108,399,813       69,617,184
                                                  ------------     ------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock                                           --               --
  Common stock                                         211,848          262,272
  Net unrealized gains on mortgage
    investments                                     29,028,019       10,316,768
  Additional paid-in capital                       195,561,015      244,224,984
                                                  ------------     ------------
                                                   224,800,882      254,804,024

Less treasury stock, at cost - 1,001,274
  and 501,274 shares, respectively                  (9,512,103)      (4,762,103)
                                                  ------------     ------------
        Total shareholders' equity                 215,288,779      250,041,921
                                                  ------------     ------------
        Total liabilities and shareholders'
          equity                                  $808,701,030     $955,050,001
                                                  ============     ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                 CRIIMI MAE INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 For the years ended December 31,
                                                             1992              1993             1994
                                                         ------------     ------------      ------------
Income:
  Mortgage investment income:
    Coupon interest                                      $ 44,685,263     $ 49,003,805      $ 66,161,668
    Discount amortization                                   1,271,288        1,307,072           979,054
    Premium accretion                                         (25,603)         (41,305)          (97,380)
                                                         ------------     ------------      ------------
                                                           45,930,948       50,269,572        67,043,342
  Income from investment in
    subordinated securities, including
    discount amortization of $0, $0 and
    $103,695, respectively                                         --               --           975,835

  Other investment income                                   2,209,979         3,646,224        1,112,938
  Income from investment in insured mortgage funds
    and advisory partnership                                1,959,979         2,490,854        2,358,717
  Income (loss) from investment in limited partnerships       600,852            43,605          (49,032)
                                                         ------------     -------------     ------------
                                                           50,701,758        56,450,255       71,441,800
                                                         ------------     -------------     ------------
Expenses:
  Interest expense                                         24,391,901        28,008,282       39,244,621
  Termination of interest rate swap                                --         4,890,234               --
  Annual fee to related party                               2,073,818         2,500,785        3,263,443
  Incentive fee to related party                              163,798           213,972          497,675
  General and administrative                                2,826,209         3,806,026        3,305,323
  Provision for settlement of litigation                           --         1,500,000         (557,340)
  Amortization of deferred costs                              374,591           343,407          332,837
  Mortgage servicing fees                                     304,105           489,773          641,329
                                                         ------------     -------------     ------------
                                                           30,134,422        41,752,479       46,727,888
                                                         ------------     -------------     ------------
Income before mortgage dispositions, gain on
  sale of shares of subsidiary and loss on
  investment in limited partnership                        20,567,336        14,697,776       24,713,912

Mortgage dispositions:
  Gains                                                     6,115,747         8,116,948       13,482,665
  Losses                                                     (382,602)         (759,203)        (483,357)

Gain on sale of shares of subsidiary                               --         3,281,750               --

Loss on investment in limited partnership                    (731,951)               --               --
                                                         ------------     -------------     ------------
Income before minority interests                           25,568,530        25,337,271       37,713,220

Minority interests in net income of
  consolidated subsidiary                                  (9,527,299)       (9,579,766)     (11,703,101)
                                                         ------------     -------------     ------------

Net income                                               $ 16,041,231     $  15,757,505     $ 26,010,119
                                                         ============     =============     ============
Per share data:
    Net income per share                                 $        .79     $         .78     $       1.07
                                                         ============     =============     ============

Weighted average shares outstanding,
  exclusive of shares held in treasury                     20,183,533        20,183,533       24,249,403
                                                         ============     =============     ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                 CRIIMI MAE INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the years ended December 31, 1992, 1993 and 1994


                                                       Net
                                                    Unrealized
                                                     Gains on
                                   Common Stock      Mortgage       Additional                                         Total
                                       Par         Investments       Paid-in       Undistributed     Treasury       Shareholders'
                                      Value       of Subsidiary      Capital         Net Income        Stock          Equity
                                   ------------   -------------    ------------    -------------    -----------    -------------
Balance, December 31, 1991            $ 211,848   $          --    $207,697,497    $         --     $(9,512,103)   $198,397,242

 Adjustment to minority
  interests in consolidated
  subsidiary for actual
  shares issued                              --              --         766,891              --              --         766,891
 Payment of dividends for
  prior years                                --              --        (298,331)             --              --        (298,331)
 Net income                                  --              --              --      16,041,231              --      16,041,231
 Dividends of $0.79 per share                --              --              --     (16,041,231)             --     (16,041,231)
 Return of capital of $0.29
  per share                                  --              --      (5,756,990)             --              --      (5,756,990)
                                      ---------   -------------    ------------    ------------     -----------    ------------
Balance, December 31, 1992              211,848              --     202,409,067              --      (9,512,103)    193,108,812

 Net income                                  --              --              --      15,757,505              --      15,757,505
 Dividends of $0.78 per share                --              --                     (15,757,505)             --     (15,757,505)
 Return of capital of $0.34
  per share                                  --              --      (6,848,052)             --              --      (6,848,052)
 Net unrealized gains on
  mortgage investments                       --      29,028,019              --              --              --      29,028,019
                                      ---------   -------------    ------------    ------------     -----------    ------------
Balance, December 31, 1993              211,848      29,028,019     195,561,015              --      (9,512,103)    215,288,779

 Net income                                  --              --              --      26,010,119              --      26,010,119
 Dividends of $1.07 per weighted
  average share                              --              --              --     (26,010,119)                    (26,010,119)
 Return of capital of $.14
  per weighted average share                 --              --      (3,347,781)             --              --      (3,347,781)
 Adjustment to net unrealized
  gains on mortgage investments              --     (18,711,251)             --              --              --     (18,711,251)
 Shares issued                           50,424              --      52,011,750              --       4,750,000      56,812,174
                                      ---------   -------------    ------------    ------------     -----------    ------------
Balance, December 31, 1994            $ 262,272   $  10,316,768    $244,224,984    $         --     $(4,762,103)   $250,041,921
                                      =========   =============    ============    ============     ===========    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                 CRIIMI MAE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the years ended December 31,
                                                                             1992              1993              1994
                                                                         ------------      ------------      ------------
Cash flows from operating activities:
  Net income                                                             $ 16,041,231      $ 15,757,505      $ 26,010,119
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of deferred costs                                          374,591           343,407           332,837
      Amortization of deferred financing costs and discount
        on long-term debt                                                   3,249,891         4,209,980         5,483,786
      Amortization of deferred AIM acquisition costs                          322,017           224,528           246,357
      Mortgage discount amortization                                       (1,271,288)       (1,307,072)         (979,054)
      Subordinated securities discount amortization                                --                --          (103,695)
      Mortgage premium accretion                                               25,603            41,305            97,380
      Other short-term investment premium amortization                      1,226,457         7,727,101                --
      Gains on mortgage dispositions                                       (6,115,747)       (8,116,948)      (13,482,665)
      Losses on mortgage dispositions                                         382,602           759,203           483,357
      Gain on sale of shares of subsidiary                                         --        (3,281,750)               --
      Loss on investment in limited partnership                               731,951                --                --
      Equity in (earnings) loss from investment in limited partnerships      (600,852)          (43,605)           49,032
      Interest received under the equity method of accounting but
        treated as reduction of investment in limited partnerships            972,704           308,093                --
      Other operating activities                                              (69,086)               --                --
      Minority interest in earnings of consolidated subsidiary              9,527,299         9,579,766        11,703,101
      Changes in assets and liabilities:
        (Increase) decrease in receivables and other assets                 1,011,754        (1,800,610)       (1,362,585)
        Increase (decrease) in accounts payable and
          accrued expenses                                                 (1,632,057)        2,789,560        (1,894,121)
        Increase in interest payable                                          318,023         1,576,692         4,069,697
                                                                         ------------      ------------      ------------
          Net cash provided by operating activities                        24,495,093        28,767,155        30,653,546
                                                                         ------------      ------------      ------------
Cash flows from investing activities:
  Purchase of mortgages and advances on construction loans                (31,823,117)     (312,654,818)     (235,758,541)
  Purchase of subordinated securities                                              --                --       (38,848,431)
  Receipt of principal from subordinated securities                                --                --            93,777
  Proceeds from mortgage dispositions                                      50,425,606        93,437,842        94,436,841
  Purchase of other short-term investments                                (66,751,139)     (175,300,539)               --
  Proceeds from sale of other short-term investments                       65,491,782       167,111,884                --
  Net proceeds from sale of shares of subsidiary                                   --        26,431,250                --
  Receipt of mortgage and other short-term investment
    principal from scheduled payments                                       3,939,855         4,961,447         6,107,350
  Receipt of principal from investment in insured
    mortgage funds                                                            585,567            13,108           737,560
  Payment of deferred costs (including deferred
    acquisition costs)                                                        (42,147)       (2,653,930)       (1,319,201)
  Annual return from investment in limited partnerships                       253,292           253,292           253,292
  Proceeds from redemption/sale of HUD debentures                           2,334,150         6,062,502                --
                                                                         ------------      ------------      ------------
          Net cash provided by (used in) investing activities              24,413,849      (192,337,962)     (174,297,353)
                                                                         ------------      ------------      ------------
Cash flows from financing activities:
  Proceeds from obligations incurred under financing facilities            81,982,708       462,344,165       310,618,324
  Principal payments on obligations incurred under financing
    facilities                                                            (79,481,793)     (230,859,621)     (162,415,442)
  Increase in deferred financing costs                                       (328,029)       (7,260,655)       (4,370,145)
  Dividends (including return of capital) paid to
    shareholders, including minority interests                            (46,142,788)      (53,653,356)      (65,457,793)
  Proceeds from the issuance of common stock                                       --                --        56,812,174
                                                                         ------------      ------------      ------------
          Net cash (used in) provided by financing activities             (43,969,902)      170,570,533       135,187,118
                                                                         ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents                        4,939,040         6,999,726        (8,456,689)

Cash and cash equivalents, beginning of year                                1,661,094         6,600,134        13,599,860
                                                                         ------------      ------------      ------------
Cash and cash equivalents, end of year                                   $  6,600,134      $ 13,599,860      $  5,143,171
                                                                         ============      ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     CRIIMI MAE Inc. (CRIIMI MAE) (formerly CRI Insured Mortgage Association, Inc.), is an infinite-life, actively managed real estate investment trust
(REIT), which specializes in government insured and guaranteed mortgage investments secured by multifamily housing complexes (Government Insured Multifamily Mortgages) located throughout the United States. CRIIMI MAE's principal objectives are to provide stable or growing quarterly cash distributions to its shareholders while preserving and protecting its capital. CRIIMI MAE has sought to achieve these objectives by investing in Government Insured Multifamily Mortgages and, to a lesser degree, higher yielding uninsured subordinated securities using a combination of debt and equity financing.
CRIIMI MAE and its subsidiary, CRI Liquidating REIT, Inc. (CRI Liquidating), are Maryland corporations.

     In addition to its portfolio of Government Insured Multifamily Mortgages and other assets, CRIIMI MAE also owns approximately 57% of the issued and outstanding common stock of CRI Liquidating, a finite-life, self-liquidating REIT which owns Government Insured Multifamily Mortgages.

     CRIIMI MAE and CRI Liquidating were formed in 1989 to effect the merger into CRI Liquidating (the CRIIMI Merger) of three federally insured mortgage funds sponsored by C.R.I., Inc. (CRI), a Delaware corporation formed in 1974:
CRI Insured Mortgage Investments Limited Partnership (CRIIMI I); CRI Insured Mortgage Investments II, Inc. (CRIIMI II); and CRI Insured Mortgage Investments III Limited Partnership (CRIIMI III; and, together with CRIIMI I and CRIIMI II, the CRIIMI Funds). The CRIIMI Merger was effected to provide certain potential benefits to investors in the CRIIMI Funds, including the elimination of unrelated business taxable income for certain tax-exempt investors, the diversification of investments, the reduction of general overhead and administrative costs as a percentage of assets and total income and the simplification of tax reporting information. In the CRIIMI Merger, which was approved by investors in each of the CRIIMI Funds and subsequently consummated on November 27, 1989, investors in the CRIIMI Funds received, at their option, shares of CRI Liquidating common stock or shares of CRIIMI MAE common stock.

     Investors in the CRIIMI Funds that received shares of CRIIMI MAE common stock became shareholders in an infinite-life, actively managed REIT having the potential to increase the size of its portfolio and enhance the returns to its shareholders. CRIIMI MAE shareholders retained their economic interests in the assets of the CRIIMI Funds which were transferred to CRI Liquidating through the issuance of one CRI Liquidating share to CRIIMI MAE for each share of CRIIMI MAE common stock issued to investors in the CRIIMI Merger. Upon the completion of the CRIIMI Merger, CRIIMI MAE held a total of 20,361,807 CRI Liquidating shares, or approximately 67% of the issued and outstanding CRI Liquidating shares.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization - Continued

     Pursuant to a Registration Rights Agreement dated November 28, 1989 between CRIIMI MAE and CRI Liquidating, CRIIMI MAE sold 3,162,500 of its CRI Liquidating shares in an underwritten public offering which was consummated in November 1993 reducing CRIIMI MAE's ownership of CRI Liquidating to approximately 57%.

     Investors in the CRIIMI Funds that received shares of CRI Liquidating common stock, as well as CRIIMI MAE, became shareholders in a finite-life, self-liquidating REIT, the assets of which consist primarily of Government Insured Multifamily Mortgages and other assets formerly held by the CRIIMI Funds. CRI Liquidating intends to hold, manage and dispose of its mortgage investments in accordance with the objectives and policies of the CRIIMI Funds, including disposing of any remaining mortgage investments by 1997 through an orderly liquidation.

     CRIIMI MAE and CRI Liquidating are governed by a board of directors, a majority of whom are independent directors. The Board of Directors of CRIIMI MAE and CRI Liquidating has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to CRIIMI MAE and CRI Liquidating. The Adviser's general partner is CRI and its operations are conducted by CRI's employees. CRIIMI MAE's and CRI Liquidating's executive officers are senior executive officers of CRI. The Adviser manages CRIIMI MAE's portfolio of Government Insured Multifamily Mortgages and other assets with the goal of maximizing CRIIMI MAE's value, and conducts CRIIMI MAE's day-to-day operations. Under an advisory agreement between CRIIMI MAE and the Adviser, the Adviser and its affiliates receive certain fees and expense reimbursements.

     CRIIMI MAE's board of directors has determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed and self-administered REIT. As previously discussed, CRIIMI MAE's portfolio management and day-to-day operations are currently conducted by the Adviser, which is affiliated with CRI. CRI is owned by William
B. Dockser and H. William Willoughby, who are executive officers and directors of CRIIMI MAE.

     CRIIMI MAE's board has formed a special committee comprised of the independent directors to evaluate a proposed merger of CRI's mortgage businesses, including the advisory business conducted on CRIIMI MAE's behalf and certain other mortgage investment, servicing, origination and advisory businesses which CRI currently conducts through various affiliates (CRI Mortgage Businesses). The proposal calls for CRIIMI MAE to acquire the CRI Mortgage Businesses, including CRICO Mortgage Company, Inc. (CRICO) and other CRI-affiliates by:

     - issuing common stock to CRI's owners, William B. Dockser and H. William Willoughby, and certain other executive officers of CRIIMI MAE, with the exact number

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization - Continued

          of shares determined by dividing $21.4 million by the aggregate average of the high and low sales prices of CRIIMI MAE's common stock over the 10 trading days preceding the execution of a definitive merger agreement, provided that at the closing of the transaction the stock issued cannot total more than $22.9 million or more than 2,761,290 shares,

     - assuming $9.1 million of outstanding debt of the CRI Mortgage Businesses, and

     - granting CRI's owners options valued at approximately $1.5 million to purchase an additional three million shares of CRIIMI MAE common stock. (Options for two million shares will vest pro rata over five years and are exercisable at $1.50 per share over the average high and low sales prices during the 10 trading days preceding the date of the closing of this transaction. Options for one million shares will vest pro rata over five years and are exercisable at $4.00 per share over the same average high and low price.) The options expire eight years after issuance.

     The special committee of independent directors has engaged Merrill Lynch, Pierce, Fenner & Smith Incorporated to act as CRIIMI MAE's financial advisor in connection with the proposed merger and Duff & Phelps Capital Markets Co. to render an opinion as to the fairness of the proposed merger to the stockholders of CRIIMI MAE. The proposed merger is subject to a number of conditions, including the negotiation of a definitive merger agreement, the delivery of a fairness opinion by Duff & Phelps Capital Markets Co., final approval by the special committee of independent directors and the approval of the holders of a majority of CRIIMI MAE's common shares voted at a meeting where a quorum is present.

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

     CRIIMI MAE and CRI Liquidating have qualified and intend to continue to qualify as REITs under Sections 856-860 of the Internal Revenue Code. As REITs, CRIIMI MAE and CRI Liquidating do not pay taxes at the corporate level. Qualification for treatment as REITs requires CRIIMI MAE and CRI Liquidating to

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization - Continued

meet certain criteria, including certain requirements regarding the nature of their ownership, assets, income and distributions of taxable income.

     Beginning in the third quarter of 1994, CRIIMI MAE implemented a dividend reinvestment and stock purchase plan (the Plan) which allows shareholders who elect to participate in the Plan (Participants) to purchase additional CRIIMI MAE shares at a 2% discount through the reinvestment of CRIIMI MAE's dividends and through optional cash payments. Common shares purchased under the Plan may be, at CRIIMI MAE's option, newly issued common shares or common shares purchased for Participants in the open market. The price of common shares purchased from CRIIMI MAE with reinvested dividends will be 98% of the average of the closing sales prices of the common shares as reported on the New York Stock Exchange Composite Tape on the five trading days prior to the date on which dividends are paid subject to any threshold price restrictions, as more fully described in the Registration Statement on Form S-3 filed with the SEC covering the shares to be issued under the Plan. The price to Participants of common shares purchased in the open market with reinvested dividends will be 98% of the average price of common shares purchased for the Plan by the Agent over the period during which such common shares are purchased, exclusive of taxes and commissions. CRIIMI MAE reserves the right to modify the pricing or any other provision of the Plan at any time. Participants in the Plan may have cash dividends on all or a portion of their common shares automatically reinvested. Participants may terminate their accounts at any time in the manner provided for in the Plan.

2.   Summary of Significant Accounting Policies

     METHOD OF ACCOUNTING
          The consolidated financial statements of CRIIMI MAE are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

     RECLASSIFICATIONS
          Certain amounts in the consolidated financial statements as of December 31, 1993 and for the years ended December 31, 1992 and 1993 have been reclassified to conform with the 1994 presentation.

     CASH AND CASH EQUIVALENTS
          Cash and cash equivalents consist of money market funds, time and demand deposits and repurchase agreements with original maturities of three months or less.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

     CONSOLIDATION AND MINORITY INTERESTS
          The consolidated financial statements reflect the financial position, results of operations, and cash flows of CRIIMI MAE, CRI Liquidating, and CRIIMI, Inc., for all periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

          Since CRIIMI MAE owned approximately 67%, 57% and 57% of CRI Liquidating as of December 31, 1992, 1993 and 1994, respectively, the ownership interests of the other shareholders in the equity and net income of CRI Liquidating are reflected as minority interests in the accompanying consolidated financial statements.

     CONSOLIDATED STATEMENTS OF CASH FLOWS
          Since the consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity, the consolidated statements of cash flows do not reflect investing and financing activities that affect recognized assets and liabilities and do not result in cash receipts or cash payments. Such activity consisted of the following:

          - In July 1991, CRI Liquidating received $2,334,150 in 12 3/4% United States Department of Housing and Urban Development (HUD) debentures as proceeds from the disposition of the mortgage investment in Oak Hill Road Apartments. The proceeds from the redemption of the HUD debentures, including interest, were received in January 1992.

          Cash payments made for interest for the years ended December 31, 1992, 1993 and 1994 were $20,826,987, $22,448,356 and $29,691,138, respectively.

     INVESTMENT IN MORTGAGES
          In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, certain debt securities for which an enterprise has both the ability and intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. This statement was adopted for the year ended December 31, 1993.

          CRIIMI MAE, an infinite-life entity, has the intent and ability to hold its mortgage investments until maturity.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

     Consequently, all of its mortgage investments have been classified as Held to Maturity and continue to be recorded at amortized cost as of December 31, 1994. CRI Liquidating intends to dispose of its existing Government Insured Multifamily Mortgages by 1997 through an orderly liquidation. In order to achieve this objective, CRI Liquidating will sell certain of its mortgage investments in addition to mortgages assigned to HUD. Consequently, the Adviser believes that the mortgage investments held by CRI Liquidating fall into the Available for Sale category (as defined by SFAS 115). As such, as of December 31, 1993 and 1994, all of CRI Liquidating's mortgage investments are recorded at fair value with CRIIMI MAE's share of the net unrealized gains on CRI Liquidating's mortgage investments reported as a separate component of shareholders' equity. Subsequent increases or decreases in the fair value of Available for Sale mortgage investments will be included as a separate component of shareholders' equity. Realized gains and losses for mortgage investments classified as Available for Sale will continue to be reported in earnings, as discussed below. Prior to December 31, 1993, CRI Liquidating accounted for its mortgage investments at amortized cost.

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

          CRIIMI MAE's consolidated investment in mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in Government Insured Multifamily Mortgages issued or sold pursuant to programs of the Federal Housing Administration (FHA) (FHA-Insured Loans), mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA-Mortgage-Backed Securities) and certain other mortgage investments which are not federally insured or guaranteed. Payment of principal and interest on FHA-Insured Loans is insured by HUD pursuant to Title 2 of the National Housing Act. Payment of principal and interest on GNMA-Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

     INVESTMENT IN SUBORDINATED SECURITIES
          As an infinite-life entity, CRIIMI MAE has the intent and ability to hold its investments in subordinated securities until maturity. Consequently, these investments

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

     are classified as Held to Maturity and are carried at amortized cost as of December 31, 1994.

          Income on investments in subordinated securities is recognized on the effective interest method using the anticipated yield to maturity on these investments.

     MORTGAGES HELD FOR DISPOSITION
          At any point in time, CRIIMI MAE may be aware of certain mortgages which have been assigned to HUD or for which the servicer has received proceeds from a prepayment. In these cases, CRIIMI MAE will classify these mortgages as Mortgages Held for Disposition. Mortgages Held for Disposition have been accounted for at the lower of cost or market prior to December 31, 1993, and at fair value as of December 31, 1993 and 1994 under the Available for Sale criteria of SFAS 115.

          Gains from dispositions of mortgages are recognized upon the receipt of funds or HUD debentures.

          Losses on dispositions of mortgages are recognized when it becomes probable that a mortgage will be disposed of and that the disposition will result in a loss.

     INVESTMENT IN INSURED MORTGAGE FUNDS AND ADVISORY
       PARTNERSHIP
          The acquisition of certain interests in the AIM Funds in September 1991, including certain acquisition costs aggregating approximately $7.7 million, have been recorded under the purchase method of accounting, which provides that the investment be recorded at cost, including the acquisition costs. CRIIMI MAE is utilizing the equity method of accounting for its investment in the AIM Funds and advisory partnership, which provides for recording CRIIMI MAE's share of net earnings or losses in the AIM Funds and advisory partnership reduced by distributions from the limited partnerships and adjusted for purchase accounting amortization. The purchase price, including the deferred acquisition costs, was allocated among the general partner interests and the advisory partnership interest based on the partnerships' and advisory contracts' estimated fair values. The general partnership and advisory interests were assigned a total value of approximately $27 million and $5 million, respectively.

     DEFERRED COSTS
          Included in deferred costs are mortgage selection fees, which have been paid to the Adviser of CRIIMI MAE or were paid to the former general partners or adviser to the CRIIMI Funds. These deferred costs are being amortized using the

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

     effective interest method on a specific mortgage basis from the date of the acquisition of the related mortgage to the expected dissolution date of CRI Liquidating or over the term of the mortgage for CRIIMI MAE. Upon disposition of a mortgage, the related unamortized fee is treated as part of the mortgage investment carrying value in order to measure the gain or loss on the disposition.

     DEFERRED FINANCING COSTS
          Costs incurred in connection with the establishment and issuance of CRIIMI MAE's financing facilities are amortized using the effective interest method over the terms of the borrowings.

     INTEREST RATE HEDGE AGREEMENTS
          Amounts to be paid or received under interest rate hedge agreements are accrued currently and are netted for financial statement presentation purposes.

     SHAREHOLDERS' EQUITY
          CRIIMI MAE has authorized 60,000,000 shares of $.01 par value common stock and issued 21,184,807 and 26,227,253 shares as of December 31, 1993 and 1994, respectively. All shares issued, exclusive of the shares held in treasury, are outstanding. As of December 31, 1993 and 1994, respectively, 7,732 and 7,421 shares were held for issuance pending presentation of predecessor units and were considered outstanding. Additionally, 25,000,000 shares of $.01 par value preferred stock are authorized; however, no shares are issued or outstanding.

     INCOME TAXES
          CRIIMI MAE and CRI Liquidating have qualified and intend to continue to qualify as REITs as defined in the Internal Revenue Code and, as such, will not be taxed on that portion of their taxable income which is distributed to shareholders provided that at least 95% of such taxable income is distributed. CRIIMI MAE and CRI Liquidating intend to distribute substantially all of their taxable income and, accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements. CRIIMI MAE and CRI Liquidating, however, may be subject to tax at normal corporate rates on net income or capital gains not distributed.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

     PER SHARE AMOUNTS
          Net income, dividends and return of capital per share amounts for 1992, 1993 and 1994 represent net income, dividends and return of capital, respectively, divided by the weighted average shares outstanding during each year. The weighted average shares outstanding include shares held for issuance pending presentation of predecessor units in the CRIIMI Funds.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Transactions with Related Parties

     Below is a summary of the related party transactions which occurred during the years 1992, 1993 and 1994. These items are described further in the text which follows:

                                                               For the years ended December 31,
                                                         1992                 1993                1994
                                                     ------------         ------------        ------------
PAYMENTS TO THE ADVISER:
Annual fee - CRIIMI MAE (a)(h)                       $    859,409         $  1,266,494        $  2,567,101
Annual fee - CRI Liquidating (a)                        1,214,409            1,234,291(g)          696,342(g)
Incentive fee - CRIIMI MAE (a)                            163,798              213,972             497,675
Incentive fee - CRI Liquidating (f)                            --              256,290             394,812
Mortgage selection fees - CRIIMI MAE (b)                  110,120            2,416,253           1,570,415
                                                     ------------         ------------        ------------
     Total                                           $  2,347,736         $  5,387,300        $  5,726,345
                                                     ============         ============        ============
PAYMENTS TO CRI:
Expense reimbursement - CRIIMI MAE (c)               $    650,988         $    707,110        $  1,524,440
Expense reimbursement - CRI Liquidating (c)               244,457              254,039             285,423
                                                     ------------         ------------        ------------
     Total                                           $    895,445         $    961,149        $  1,809,863
                                                     ============         ============        ============
AMOUNTS RECEIVED OR ACCRUED FROM RELATED PARTIES
CRIIMI,INC.
  Income (d)                                         $  1,581,996         $  2,015,861       $   1,905,074
  Return of capital (e)                                   585,567               13,108             737,560
                                                     ------------         ------------       -------------
     Total                                           $  2,167,563         $  2,028,969       $   2,642,634
                                                     ============         ============       =============

CRI/AIM Investment Limited Partnership (d)(h)        $    700,000         $    700,000       $     700,000
                                                     ============         ============       =============

(a)  Included in the accompanying consolidated statements of income.
(b) Included as deferred costs on the accompanying consolidated balance sheets and amortized over the expected mortgage life.
(c) Included as general and administrative expenses on the accompanying consolidated statements of income.
(d) Included as income from investment in insured mortgage funds and advisory partnership, before amortization, on the accompanying consolidated statements of income.
(e) Included as a reduction of investment in insured mortgage funds and advisory partnership on the accompanying consolidated balance sheets.
(f) Netted with gains on mortgage dispositions on the accompanying consolidated statements of income.
(g) As a result of reaching the Carryover CRIIMI I Target Yield during 1994 and 1993, CRI Liquidating paid deferred annual fees of $118,659 for 1994 and $330,087 for 1993. The amount paid in 1993 included deferred annual fees of $86,395 from 1992.
(h) As of June 1, 1993, pursuant to the First Amendment to the CRI Insured Mortgage Association, Inc. Advisory Agreement, CRIIMI MAE was granted the right to reduce the amounts paid to the Adviser by the difference between CRIIMI MAE's guaranteed $700,000 distribution from CRI/AIM Investment Limited Partnership and the amount actually paid to CRIIMI MAE by CRI/AIM Investment Limited Partnership. As such, the amounts paid to the Adviser for the year ended December 31, 1994 were reduced by $312,222, and the amounts paid to the Adviser for the year ended December 31, 1993 were reduced by $101,859, which represents the difference between the guaranteed distribution for the period and the amount actually paid to CRIIMI MAE. Additionally, during 1993 CRIIMI MAE was paid $199,805 in connection with the guaranteed distribution.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Transactions with Related Parties - Continued

CRIIMI MAE'S ADVISORY AGREEMENT

     CRIIMI MAE has entered into an agreement with the Adviser (the Advisory Agreement) under which the Adviser is obligated to present an investment program to CRIIMI MAE, to evaluate and negotiate voluntary and involuntary mortgage dispositions, provide administrative services for CRIIMI MAE and conduct CRIIMI MAE's day-to-day operations.

     The Advisory Agreement is for a term through November 27, 1995. The Advisory Agreement, absent a notice of termination or non-renewal, will be automatically renewed for successive three-year terms. The Advisory Agreement may be terminated solely for cause, as defined in the Advisory Agreement, by CRIIMI MAE or the Adviser. Notice of non-renewal must be given at least 180 days prior to the expiration date of the Advisory Agreement. If CRIIMI MAE terminates the Advisory Agreement other than for cause, or the Adviser termi-nates the Advisory Agreement for cause, in addition to compensation otherwise due, CRIIMI MAE will be required to pay the Adviser a fee equal to the Annual Fee (as described below) payable for the previous fiscal year. If the Advisory Agreement is not renewed, no termination fee will be payable.

     Under the Advisory Agreement, the Adviser receives compensation from CRIIMI MAE as follows:

     o An annual fee (the Annual Fee) for managing CRIIMI MAE's portfolio of mortgages. The Annual Fee is equal to 0.375% of average invested assets invested in Additional Mortgage Investments (defined as mortgages acquired by CRIIMI MAE after the CRIIMI Merger), payable quarterly.

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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Transactions with Related Parties - Continued

          In 1991, the Adviser adopted a policy with respect to borrowings above and beyond the original $140 million notes and $140 million Commercial Paper Facility (Incremental Borrowings) which would result in a reduction in the amount of fees payable by CRIIMI MAE if Net Positive Spreads (the difference between the yield on mortgage investments purchased after those mortgages purchased with the original $140 million notes and $140 million Commercial Paper Facility and the cost of funds for all Incremental Borrowings including associated operating costs on a tax basis) are not maintained: the total annual fee and master servicing fee of 0.40% of invested assets payable to the Adviser with respect to mortgage investments purchased after those mortgages acquired with the proceeds of the original $140 million notes and $140 million Commercial Paper Facility will be reduced incrementally if CRIIMI MAE's Net Positive Spread on such debt falls below 0.40%. During 1994, the Net Positive Spread on the Incremental Borrowings was in excess of 0.40%. Additionally, as required by this policy the mortgage selection fee will be eliminated upon reinvestment of proceeds of mortgage dispositions where the mortgage investment was purchased with borrowed funds and disposed of in less than five years without providing a cumulative yield on the original mortgage investment at disposition of at least 100 basis points higher than the original yield at the date of purchase.

     o An incentive fee equal to 25% of the amount by which net income from Additional Mortgage Investments exceeds the annual target return on equity is payable quarterly, subject to year-end adjustment. Net income from Additional Mortgage Investments is the difference between mortgage investment income, including gains or losses on dispositions, from the mortgage investments directly invested in by CRIIMI MAE less financing costs and operating expenses, including a portion of CRIIMI MAE's general and administrative and professional expenses that the Adviser has determined to be specifically assigned to those mortgage investments. All amounts for the purposes of this computation are on a tax basis. The target return on equity will be determined on a quarterly basis and will equal 1% over the average yield on Treasury Bonds maturing nearest to ten years from such quarter, as reported on a daily basis throughout such quarter, based on quotations supplied by the Federal Reserve Bank of New York, as reported by The Wall Street Journal.

     As discussed in Note 1, in connection with the proposed transaction in which CRIIMI MAE would become a self-managed and self-administered REIT, CRIIMI MAE would acquire the CRI Mortgage

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Transactions with Related Parties - Continued

Businesses. If this transaction is approved by the special committee of independent directors and the stockholders, all payments made by CRIIMI MAE under the Advisory Agreement to the Adviser and to CRI would cease upon the consummation of the transaction and CRIIMI MAE would no longer have a guaranteed $700,000 distribution from CRI/AIM Investment Limited Partnership. Although expense reimbursements to CRI by CRIIMI MAE would no longer be made, CRIIMI MAE would incur these expenses directly.

CRI LIQUIDATING ADVISORY AGREEMENT

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

     Under the CRI Liquidating Advisory Agreement, the Adviser receives compensation from CRI Liquidating as follows:

     o An annual fee (the CRI Liquidating Annual Fee) for managing CRI Liquidating's portfolio of mortgages. The CRI Liquidating Annual Fee is calculated separately for each of the remaining mortgage pools from the former CRIIMI Funds. With respect to CRIIMI I, the CRI Liquidating Annual Fee will equal 0.75% of average invested assets invested in mortgage investments transferred by CRIIMI I in the CRIIMI Merger, one-third of which will be deferred and paid on a cumulative basis only during such quarters as the carryover CRIIMI I target yield, as discussed below, is achieved on a cumulative basis. Any such deferred amounts will be paid only out of proceeds of mortgage dispositions attributable to CRIIMI I mortgage investments.

          With respect to CRIIMI II, the CRI Liquidating Annual Fee will equal 0.75% of average invested assets invested in existing mortgage investments transferred by CRIIMI II in the CRIIMI Merger, one-fourth of which will be deferred and paid on a cumulative basis only during such quarters as the carryover CRIIMI II target yield, as discussed below, is achieved on a cumulative basis. Any such deferred amounts will be paid only out of operating income attributable to CRIIMI II mortgage investments.

          With respect to CRIIMI III, the CRI Liquidating Annual Fee will equal 0.25% of average invested assets invested in mortgage investments transferred by CRIIMI III in the CRIIMI Merger. As of December 31, 1993, this fee was reduced to 0.125% for any quarter that the carryover CRIIMI III cumulative annual fee yield, as discussed below, is not achieved.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Transactions with Related Parties - Continued

          The carryover CRIIMI I target yield will be achieved during any quarter that the former CRIIMI I mortgage investments transferred in the CRIIMI Merger generate a cumulative yield (including gains or losses on mortgage dispositions) on amounts invested in such assets of 13.33% per annum based on financial statement income. The carryover CRIIMI II target yield will be achieved during any quarter that the former CRIIMI II mortgage investments transferred in the CRIIMI Merger generate a cumulative yield (including gains or losses on mortgage dispositions) on amounts invested in such assets of 11.66% per annum based on financial statement income. The carryover CRIIMI III cumulative annual fee yield will be achieved during any quarter, commencing after December 31, 1993, that the former CRIIMI III mortgage investments transferred in the CRIIMI Merger generate a cumulative yield (including gains or losses on mortgage dispositions) on amounts invested in such assets of 10.89% per annum based on financial statement income.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Transactions with Related Parties - Continued

          Detail of the CRI Liquidating Annual Fees for the years 1992, 1993 and 1994 is as follows:

                                                  For the year ended December 31, 1992

                 Cumulative         Actual              Annual Fees Paid                                 Annual
                Target/Annual     Cumulative         Annual            Deferred                           Fees          Cumulative
                    Yield           Yield          Component          Component           Total          Deferred         Deferred
                -------------     ----------      -----------        -----------       -----------      ----------      -----------
CRIIMI I            13.33%          13.24%        $   344,090        $    85,650       $   429,740      $    86,395     $    86,395
CRIIMI II           11.66%           9.92%            540,204                 --           540,204          180,068       1,711,130
CRIIMI III          10.89%           8.07%            244,465                 --           244,465               --              --
                                                  -----------        -----------       -----------      -----------     -----------
     Totals                                       $ 1,128,759        $    85,650       $ 1,214,409      $   266,463     $ 1,797,525
                                                  ===========        ===========       ===========      ===========     ===========


                                                  For the year ended December 31, 1993

                 Cumulative         Actual              Annual Fees Paid                                  Annual
                Target/Annual     Cumulative         Annual            Deferred                            Fees         Cumulative
                    Yield           Yield          Component          Component           Total          Deferred        Deferred
                -------------     ----------      -----------        -----------       -----------      ----------      -----------
CRIIMI I            13.33%           13.33%       $   314,595        $   243,692       $   558,287      $       --      $        --
CRIIMI II           11.66%           10.05%           484,147                 --           484,147         162,390        1,873,520
CRIIMI III          10.89%            8.05%           191,857                 --           191,857              --               --
                                                  -----------        -----------       -----------      ----------      -----------
     Totals                                       $   990,599        $   243,692       $ 1,234,291      $  162,390      $ 1,873,520
                                                  ===========        ===========       ===========      ==========      ===========


                                                  For the year ended December 31, 1994

                 Cumulative         Actual             Annual Fees Paid                                   Annual
                Target/Annual     Cumulative        Annual             Deferred                            Fees         Cumulative
                    Yield           Yield          Component          Component           Total          Deferred        Deferred
                -------------     ----------      -----------        -----------       -----------      ----------      -----------
CRIIMI I            13.33%           13.40%       $   237,051        $   118,659       $   355,710      $       --      $        --
CRIIMI II           11.66%           10.58%           266,215                 --           266,215          88,297        1,961,817
CRIIMI III          10.89%            7.95%            74,417                 --            74,417              --               --
                                                  -----------        -----------       -----------      ----------      -----------
     Totals                                       $   577,683        $   118,659       $   696,342      $   88,297      $ 1,961,817
                                                  ===========        ===========       ===========      ==========      ===========

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Transactions with Related Parties - Continued

     o    The Adviser is also entitled to certain incentive fees (the Incentive
          Fees) in connection with the disposition of certain mortgage investments. Like the CRI Liquidating Annual Fee, the Incentive Fees are calculated separately with respect to mortgage investments transferred in the CRIIMI Merger by CRIIMI I and CRIIMI II. No Incentive Fees are payable with respect to mortgage investments transferred by CRIIMI III.

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

          The carryover CRIIMI I adjusted contribution and the carryover CRIIMI II adjusted share capital equal the aggregate adjusted contribution of CRIIMI I investors (initial investment of investors reduced by all amounts distributed to them representing distributions of principal on their original mortgage investments other than distributions of proceeds of mortgage dispositions representing market discount that have been applied to the target yield) and the aggregate share capital of CRIIMI II investors (initial investment of investors reduced by all amounts distributed to them representing distributions of principal on their original mortgage investments other than distributions of proceeds of mortgage dispositions representing market discount that have been applied to the target yield), respectively, as of November 27, 1989, the consummation date of the CRIIMI Merger. Subsequent to November 27, 1989, the carryover CRIIMI I adjusted contribution and the carryover CRIIMI II adjusted share capital are reduced by all amounts of principal received from their respective former mortgage investments, whether as part of regular mortgage payments or as proceeds of mortgage dispositions, except for proceeds of mortgage dispositions representing market discount that have been applied to the respective target yield.

     As discussed in Note 1 the proposed transaction in which CRIIMI MAE would become a self-managed and self-administered REIT has no impact on the payments required to be made by CRI Liquidating, other than that the expense reimbursement currently paid by CRI Liquidating to CRI in connection with the provision of services by its Adviser will be paid to CRIIMI MAE subsequent to the consummation of the proposed transaction.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In connection with CRIIMI MAE's and CRI Liquidating's implementation of SFAS 115 as of December 31, 1993 (see Note 2), CRIIMI MAE's Investment in Mortgages continues to be recorded at amortized cost; however, CRI Liquidating's Investment in Mortgages is recorded at fair value as of December 31, 1993 and 1994. The difference between the amortized cost and the fair value of CRI Liquidating's Government Insured Multifamily Mortgages represents the net unrealized gains on CRI Liquidating's Government Insured Multifamily Mortgages. CRIIMI MAE's share of the net unrealized gains on CRI Liquidating's Government Insured Multifamily Mortgages is reported as a separate component of shareholders' equity as of December 31, 1993 and 1994.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Fair Value of Financial Instruments


                                            As of December 31, 1993          As of December 31, 1994
                                         Amortized Cost    Fair Value     Amortized Cost    Fair Value
                                         --------------   ------------    --------------   ------------
ASSETS
Investment in mortgages,
    accounted for at amortized cost:
  Near par or premium                      $495,846,514   $505,578,030      $698,226,137   $648,201,775
  Discount                                      903,982      1,004,399         4,989,616      4,860,606
                                           ------------   ------------      ------------   ------------
                                            496,750,496    506,582,429       703,215,753    653,062,381
                                           ------------   ------------      ------------   ------------
Investment in mortgages, accounted for
    at fair value:
  Discount                                  176,507,231    227,192,792       121,283,765    139,416,004
  Near par or premium                        16,983,594     17,647,797        14,837,135     14,957,572
                                           ------------   ------------      ------------   ------------
                                            193,490,825    244,840,589       136,120,900    154,373,576
                                           ------------   ------------       -----------   ------------

Investment in subordinated securities                --             --        38,858,349     38,353,226

Cash and cash equivalents                    13,599,860     13,599,860         5,143,171      5,143,171

Accrued interest receivable                   5,702,667      5,702,667         7,130,597      7,130,597

LIABILITIES
Commercial paper                             95,306,000     95,306,000                --             --

OBLIGATIONS UNDER FINANCING FACILITIES
  Master Repurchase Agreements              331,712,648    331,712,648       456,984,347    456,984,347
  Revolving Credit Facility                          --             --       115,000,000    115,000,000
  Other Repurchase Agreements                        --             --        24,891,783     24,891,783
  Bank Term Loan                             52,026,400     52,026,400        30,371,800     30,371,800
                                           ------------   ------------      ------------   ------------
                                            383,739,048    383,739,048       627,247,930    627,247,930
                                           ------------   ------------      ------------   ------------
OFF BALANCE SHEET
Interest rate hedge
  agreements-asset (liability)                4,113,713     (3,115,531)        6,053,163     21,438,096

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

INVESTMENT IN MORTGAGES

     The fair value of the Government Insured Multifamily Mortgages is based on the average of the quoted market prices from three investment banking institutions who trade these instruments as part of their day-to-day activities.

INVESTMENT IN SUBORDINATED SECURITIES

     The fair value of the subordinated securities is based on the price obtained from an investment banking institution which trades subordinated securities. Given the limited market for these securities, only one quote was available.

CASH AND CASH EQUIVALENTS AND ACCRUED INTEREST RECEIVABLE

     The carrying amount approximates fair value because of the short maturity of these instruments.

COMMERCIAL PAPER

     The carrying amount approximates fair value because of the short maturity of the debt.

OBLIGATIONS UNDER FINANCING FACILITIES

     The carrying amount approximates fair value because the current rate on the debt is reset quarterly based on market rates.

INTEREST RATE HEDGE AGREEMENTS

     The fair value of interest rate hedge agreements (used to hedge CRIIMI MAE's debt) is the estimated amount that CRIIMI MAE would pay or receive to terminate the agreements as of December 31, 1993 and 1994, taking into account current interest rates and the current creditworthiness of the counterparties. The amount was determined based on the average of two quotes received from financial institutions which enter into these types of transactions as part of their day-to-day activities.

5.   Investment in Mortgages

     As of December 31, 1993 and 1994, CRIIMI MAE directly owned 126 and 173 Government Insured Multifamily Mortgages and Government Insured Construction Mortgages, respectively, which had a weighted average net effective interest rate of approximately 8.22% and 8.00%, a weighted average remaining term of approximately 34 years and 33 years, and a tax basis of approximately $499 million and $703 million, respectively.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investment in Mortgages - Continued

     As of December 31, 1993 and 1994, CRIIMI MAE indirectly owned through its subsidiary, CRI Liquidating, 63 and 44 Government Insured Multifamily Mortgages, respectively, which had a weighted average net effective interest rate of approximately 9.97% and 10.02%, a weighted average remaining term of approximately 27 years and 26 years, and a tax basis of approximately $173 million and $123 million, respectively.

     Thus, on a consolidated basis, as of December 31, 1993 and 1994, CRIIMI MAE owned, directly or indirectly, 189 and 217 Government Insured Multifamily Mortgages and Government Insured Construction Mortgages, respectively. These investments (including Mortgages Held for Disposition) had a weighted average net effective interest rate of approximately 8.70%, a weighted average remaining term of approximately 32 years and a tax basis of approximately $672 million, as of December 31, 1993. These amounts compare to a weighted average net effective interest rate of approximately 8.33%, a weighted average remaining term of approximately 32 years and a tax basis of approximately $826 million, as of December 31, 1994. In addition, as of December 31, 1994, CRIIMI MAE had committed approximately $9.0 million for advances on FHA-Insured Loans relating to the construction or rehabilitation of multifamily housing projects, including nursing homes and intermediate care facilities (Government Insured Construction Mortgages).

     During 1994, CRIIMI MAE directly acquired 51 Government Insured Multifamily Mortgages with an aggregate purchase price of approximately $194 million with a weighted average net effective interest rate of approximately 7.79% and a weighted average remaining term of approximately 32 years. In addition, during 1994, CRIIMI MAE funded advances of approximately $41.8 million on Government Insured Construction Mortgages with a weighted average net effective interest rate of approximately 8.22%. These loans are anticipated to convert to permanent loans over the next 7 months with an anticipated maturity of 40 years.

     As discussed below, CRIIMI MAE makes direct investments in primarily two categories of Government Insured Multifamily Mortgages at, near, or above par value (Near Par or Premium Mortgage Investments).

     FHA-Insured Investments--The first category of Near Par or Premium Mortgage Investments in which CRIIMI MAE invests consists of participation certificates evidencing a 100% undivided beneficial interest in Government Insured Multifamily Mortgages insured by FHA pursuant to provisions of the National Housing Act (FHA-Insured Loans). All of the FHA-Insured Loans in which CRIIMI MAE invests are insured by HUD for effectively 99% of their current face value. As part of its investment strategy, CRIIMI MAE also invests in Government Insured Construction Mortgages which involve a two-tier financing process in which a short-term loan covering construction costs is converted into a permanent loan. CRIIMI MAE also becomes the holder of the

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investment in Mortgages - Continued

permanent loan upon conversion. The construction loan is funded in HUD-approved draws based upon the progress of construction. The construction loans are GNMA-guaranteed or insured by HUD. The construction loan generally does not amortize during the construction period. Amortization begins upon conversion of the construction loan into a permanent loan, which generally occurs within a 24-month period from the initial endorsement by HUD. Approximately 31% of CRIIMI MAE's near par or premium mortgage investments are FHA-Insured Loans or Government Insured Construction Mortgages as of December 31, 1994.

     Mortgage-Backed Securities--The second category of Near Par or Premium Mortgage Investments in which CRIIMI MAE invests consists of federally guaranteed mortgage-backed securities or other securities backed by Government Insured Multifamily Mortgages issued by entities other than GNMA (Mortgage-Backed Securities) and Mortgage-Backed Securities 100% guaranteed as to principal and interest by GNMA (GNMA Mortgage-Backed Securities). As of December 31, 1994, all of CRIIMI MAE's mortgage investments in this category were GNMA Mortgage-Backed Securities. The GNMA Mortgage-Backed Securities in which CRIIMI MAE invests are backed by Government Insured Multifamily Mortgages insured in whole by HUD, or insured by HUD and a coinsured lender under HUD mortgage insurance programs and the coinsurance provisions of the National Housing Act. The Mortgage-Backed Securities in which CRIIMI MAE is permitted to invest, although none have been acquired as of December 31, 1994, are backed by Government Insured Multifamily Mortgages which are insured in whole by HUD under HUD mortgage insurance programs. Approximately 69% of CRIIMI MAE's near par or premium mortgage investments are GNMA Mortgage-Backed Securities as of December 31, 1994.

     CRI Liquidating Mortgage Investments--CRI Liquidating's mortgage investments consist solely of the Government Insured Multifamily Mortgages it acquired from the CRIIMI Funds in the CRIIMI Merger. The CRIIMI Funds invested primarily in Government Insured Multifamily Mortgages issued or sold pursuant to programs of GNMA and FHA.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investment in Mortgages - Continued

     Descriptions of the mortgage investments owned, directly or indirectly by CRIIMI MAE which exceed 3% of the total carrying amount of the consolidated mortgage investments as of December 31, 1994, summarized information regarding other mortgage investments and mortgage investment income earned in 1992, 1993 and 1994, including interest earned on the disposed mortgage investments, are as follows:

                                                                      Mortgage        Mortgage        Mortgage
                                         Carrying       Effective    Investment      Investment      Investment          Final
                           Face           Value of      Interest       Income          Income          Income          Maturity
                         Amount of       Mortgages        Rate         Earned          Earned          Earned            Date
                       Mortgages(B)     (A),(C),(D)       Range        in 1992         in 1993         in 1994           Range
                      -------------    -------------    ---------   ------------    ------------    ------------   ---------------
CRIIMI MAE
FHA-INSURED LOANS
DISCOUNT
Other
 (2 mortgages)         $    940,394    $     900,658      10.248%-    $    93,629    $    93,335     $    93,009      March 2020 -
                                                          10.492%                                                      April 2031
NEAR PAR OR PREMIUM
Other
 (46 mortgages)         175,217,387      175,269,093       7.345%-      2,307,929      5,180,879      12,723,293        May 1999 -
                                                          11.000%                                                        June 2034
CONSTRUCTION
  LOANS (8)
Other
 (8 loans)               40,093,680       40,271,456       7.500%-      5,422,891      5,099,429       4,145,462**                 *
                                                           9.250%

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Investment in Mortgages - Continued

                                                                         Mortgage       Mortgage       Mortgage
                                             Carrying                   Investment     Investment     Investment
                               Face          Value of      Effective      Income         Income         Income           Final
                             Amount of       Mortgages     Interest       Earned         Earned         Earned         Maturity
                           Mortgages(B)     (A),(C),(D)      Rate         in 1992        in 1993        in 1994          Date
                           -------------   -------------   ---------   ------------   ------------   ------------   ---------------
GNMA Mortgage-
Backed Securities
- -----------------
Discount
- --------
Other
 (2 mortgages)             $  4,148,517    $   4,088,958     8.458%-   $         --   $         --    $   175,671   December 2022 -
                                                             8.627%                                                   June 2034
Near Par or Premium
- -------------------
San Jose South               29,709,700       29,973,553     7.656%-             --         11,479      2,157,217   October 2023
Somerset Park                29,993,364       30,567,453     7.407%              --        734,515      2,197,079   July 2028
Other
 (113 mortgages)            419,703,851      422,144,582     7.114%-      7,148,300     13,517,932     29,112,289   August 2015 -
                                                            10.935%                                                   November 2034

Sub-Total                  ------------     ------------               ------------   ------------   ------------
 CRIIMI MAE
 directly held             $699,806,893     $703,215,753               $ 14,972,749   $ 24,637,569   $ 50,604,020
                           ------------     ------------               ------------   ------------   ------------

CRI Liquidating
- ---------------
FHA-Insured Loans
- -----------------
Discount
- --------
Other
 (38 mortgages)            $152,614,384     $139,416,004     8.350%-   $ 12,563,285   $ 12,483,996   $ 12,374,796   September 2012 -
                                                            12.480%                                                   March 2025
Near Par or Premium
- -------------------
Other (5 mortgages)          11,581,234       11,871,525     9.220%-      1,151,149      1,143,151      1,134,337   February 2023 -
                                                            10.790%                                                   June 2025

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Investment in Mortgages - Continued


                                                                          Mortgage       Mortgage       Mortgage
                                              Carrying                   Investment     Investment     Investment
                                Face          Value of      Effective      Income         Income         Income           Final
                              Amount of       Mortgages     Interest       Earned         Earned         Earned         Maturity
                            Mortgages(B)     (A),(C),(D)      Rate         in 1992        in 1993        in 1994          Date
                            -------------   -------------   ---------   ------------   ------------   ------------   ---------------
GNMA Mortgage-
Backed Securities
- -----------------
Near Par or Premium
- -------------------
Other (1 mortgage)          $  2,997,210     $  3,086,047    10.14%     $    297,318   $    295,749   $    294,014   September 2022
                            ------------     ------------               ------------   ------------   ------------
Sub-total CRI
  Liquidating               $167,192,828     $154,373,576               $ 14,011,752   $ 13,922,896   $ 13,803,147
                            ------------     ------------               ------------   ------------   ------------
Total in mortgages          $866,999,721     $857,589,329               $ 28,984,501   $ 38,560,465   $ 64,407,167
                            ------------     ------------               ------------   ------------   ------------

Less CRI Liquidating's
  share of mortgage interest
  relating to investment in
  limited partnerships
  accounted for under the
  equity method                                                            (972,704)      (308,093)             --

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Investment in Mortgages - Continued

                                                                          Mortgage       Mortgage       Mortgage
                                              Carrying                   Investment     Investment     Investment
                                Face          Value of      Effective      Income         Income         Income
                              Amount of       Mortgages     Interest       Earned         Earned         Earned
                            Mortgages(B)     (A),(C),(D)      Rate         in 1992        in 1993        in 1994
                            -------------   -------------   ---------   ------------   ------------   ------------
Mortgage Dispositions:

    1992                    $         --    $          --     9.48%-     $   979,109    $        --    $        --
                                                             12.04%

    1993                              --               --     8.00%-       9,041,910      4,241,328             --
                                                             11.79%

    1994                              --               --     8.44%-       7,898,132      7,775,872      2,636,175
                                                             12.12%
                            ------------     ------------                -----------    -----------    -----------
Investment in
  Mortgages                 $866,999,721     $857,589,329                $45,930,948    $50,269,572    $67,043,342
                            ============     ============                ===========    ===========    ===========
Investment in
  Limited Partner-
  ships                                      $    133,767                $   600,852    $    43,605    $  (49,032)
                                             ============                ===========    ===========    ===========

* Construction draws are part of a short-term financing process and are funded to cover construction costs. The construction draws are converted into a long-term permanent loan generally within a 24-month period from the initial endorsement by HUD.
** Includes mortgage investment income earned on construction loans that converted to permanent loans during 1994 (10 loans).

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

(B) Principal and interest on permanent mortgages is payable at level amounts over the life of the mortgage investment. Total annual debt service payable to CRIIMI MAE and CRI Liquidating for the mortgage investments held as of December 31, 1994 is approximately $65.9 million.

(C) Reconciliations of the carrying amount of CRIIMI MAE's consolidated mortgage investments for the years ended December 31, 1993 and 1994 follow:


                                               For the year ended                 For the year ended
                                               December 31, 1993                  December 31, 1994
                                        -----------------------------      ------------------------------
Balance at beginning of year                             $472,963,233                        $741,591,085

Additions during year:
  Purchases                                               312,654,818                         235,758,541
  Amortization of discount                                  1,307,072                             979,054
  Net unrealized gains on mortgage
    investments                                            51,349,764                                  --

Deductions during year:
  Principal payments                    $  4,527,816                       $  6,107,350
  Mortgage dispositions                   92,114,681                         81,437,533

  Adjustment to net unrealized
    gains on mortgage investments                 --                         33,097,088
  Accretion of premium                        41,305       96,683,802            97,380       120,739,351
                                        -------------    ------------      ------------      ------------
Balance at end of year                                   $741,591,085                        $857,589,329
                                                         ============                        ============


(D) The following FHA-Insured Loans and GNMA Mortgage-Backed Securities are delinquent with respect to payment of principal and/or interest as of December 31, 1994:

                                        Face Amount of Mortgage
                                        As of December 31, 1994
                                        -----------------------
Stoddard Baptist Nursing Home                 $ 9,469,014
Hickory Hills Townhomes                         6,581,373
Guinn Nursing Home                              2,280,523
                                              -----------
Principal amount of loans
  subject to delinquent principal
  or interest                                 $18,330,910
                                              ===========

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Investment in Mortgages - Continued

HISTORICAL DISPOSITIONS

     The following table sets forth certain information concerning dispositions of Government Insured Multifamily Mortgages by CRIIMI MAE and CRI Liquidating for the past three years:

                                                                      Net Gain/(Loss)
                                                                      Recognized for      Net Gain/(Loss)
                                                                        Financial           Recognized
                              Type of Dispositions                      Statement             For Tax
Year                Assignment(1)   Sale     Prepayment     Total       Purposes             Purposes(3)
- ----                -------------   ----     ----------     -----     --------------      ---------------

1992-CRI Liq.         3              --       --             3        $  6,097,102        $ 11,202,237
     CRIIMI MAE       4              --       --             4            (363,957)           (118,498)
1993-CRI Liq.         2               5        3            10           8,089,840          14,938,128
     CRIIMI MAE       2              --        5             7            (732,095)           (650,339)
1994-CRI Liq.         3              14        2            19          12,553,280          18,354,125
     CRIIMI MAE      --              --        7             7             446,028             646,223
                    ---             ---      ---            ---       ------------        ------------
                     14(2)           19       17            50        $ 26,090,198        $ 44,371,876
                    ===             ===      ===            ===       ============        ============

(1) CRIIMI MAE or CRI Liquidating may elect to receive insurance benefits in the form of cash when a Government Insured Multifamily Mortgage defaults. In that event, 90% of the face value of the mortgage generally is received within approximately 90 days of assignment of the mortgage to HUD and 9% of the face value of the mortgage is received upon final processing by HUD which may not occur in the same year as assignment. If CRIIMI MAE or CRI Liquidating elects to receive insurance benefits in the form of HUD debentures, 99% of the face value of the mortgage is received upon final processing by HUD. Gains from dispositions are recognized upon receipt of funds or HUD debentures and losses generally are recognized at the time of assignment.
(2) Five of the 14 assignments were sales of Government Insured Multifamily Mortgages then in default and resulted in the CRIIMI Funds, CRI Liquidating or CRIIMI MAE receiving near or above face value.
(3) In connection with the CRIIMI Merger, CRI Liquidating recorded its investment in mortgages at the lower of cost or fair value, which resulted in an overall net write down for tax purposes. For financial statement purposes, carryover basis of accounting was used. Therefore, since the CRIIMI Merger, the net gain for tax purposes was greater than the net gain recognized for financial statement purposes. As a REIT, dividends to shareholders are based on tax basis income.

6.   Investment in Subordinated Securities

     In addition to investing in Government Insured Multifamily Mortgages, CRIIMI MAE's board of directors has authorized CRIIMI MAE to invest up to 20% of CRIIMI MAE's total consolidated assets in other mortgage investments which are not federally insured or guaranteed. Since adoption of this policy, CRIIMI MAE and its Adviser have been reviewing opportunities for investment in other real estate securities which complement CRIIMI MAE's existing holdings. In the current investment climate, CRIIMI MAE's Adviser believes that investments in high yielding subordinated securities represent attractive investment opportunities.

     As of December 31, 1994, CRIIMI MAE had purchased three tranches of securities issued by Mortgage Capital Funding, Inc. Series 1994-MC1 (MC-1) and two tranches of securities issued by Mortgage Capital Funding, Inc. Series 1993-C1 (C-1). Both MC-1 and C-1 issued multiple layers of securities and have elected to be treated as real estate mortgage investment conduits (REMICs).

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Investment in Subordinated Securities - Continued

     The following table summarizes information related to these investments:

                                                       Original              Amortized
                                       Face            Purchase                 Cost                   Anticipated
   Pool            Tranche            Amount            Price         (as of December 31, 1994)     Yield to Maturity (1)
- -----------     --------------     ------------        -----------    -------------------------     --------------------
   MC-1          B-1 (BB Rated)    $12,041,520         $ 9,693,424           $ 9,702,113                  12.5%

                 B-2 (B Rated)      10,321,303           7,708,723             7,770,361                  13.6%

                 B-3 (Unrated)      12,041,520           4,635,985             4,542,208                  18.1%
                                   -----------         -----------           -----------
                  Subtotal          34,404,343          22,038,132            22,014,682
                                   -----------         -----------           -----------

   C-1           D (BB Rated)       10,596,316           9,430,721             9,447,186                  12.8%

                 E (B Rated)         9,082,557           7,379,578             7,396,481                  14.8%
                                   -----------         -----------           -----------
                  Subtotal          19,678,873          16,810,299            16,843,667
                                   -----------         -----------           -----------

                 Total             $54,083,216         $38,848,431           $38,858,349
                                   ===========         ===========           ===========

(1) The accounting treatment required under generally accepted accounting principles requires that the income on these investments be recorded on a level yield basis given the anticipated yield to maturity on these investments. This currently results in income which is lower for financial statement purposes than for tax purposes.


     At closing, MC-1 consisted of securities having a face value of approximately $172 million. The collateral for the securities consisted of uninsured mortgages with an unpaid principal balance (UPB) of approximately $172 million - 30 multifamily loans representing 72% of the UPB of the pool and 14 commercial loans representing 28% of the UPB of the pool. The composition of the pool as of December 31, 1994 was substantially the same.

     At closing, C-1 consisted of securities having a face value of approximately $151 million. The collateral for the securities consisted of uninsured mortgages with a UPB of approximately $151 million - 29 multifamily loans representing 47% of the UPB of the pool and 32 commercial loans representing 53% of the UPB of the pool. The composition of the pool as of December 31, 1994 was approximately 39% multifamily and 62% commercial due to prepayments of mortgages in the pool.

     The REMICs allocate the cash flow from the underlying mortgages to the securitized tranches, with the investment grade or higher rated tranches having a priority right to the cash flow until their investment returns are met. Then, any remaining cash flow is allocated among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the unrated tranche will bear this loss first. To the extent there are losses in excess of the unrated tranche's stated right to principal and interest, then the most subordinated rated tranches will begin absorbing losses.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Investment in Subordinated Securities - Continued

     As described in Note 10, during the third and fourth quarters of 1994, CRIIMI MAE entered into a series of repurchase agreements which provided CRIIMI MAE financing to purchase the four rated tranches of the subordinated securities. Between 70% and 80% of the purchase price was financed for aggregate borrowings of approximately $24.9 million. Under the agreements, the interest rate is based upon the then current one-month or six-month LIBOR, as applicable, plus 1.0% to 1.25% depending on the specific repurchase agreement.

     In making these investments, CRIIMI MAE's Adviser and its affiliates applied their knowledge of multifamily and commercial mortgages to perform due diligence on the mortgage investments collateralizing the securities. This analysis included reviewing the operating records of the underlying real estate assets, reviewing appraisals, environmental studies, market studies, architectural and engineering reviews, and reviewing, and where deemed necessary, independently developing projected operating budgets. In addition, site visits were conducted at substantially all of the properties, in an effort to confirm market and architectural and engineering reviews.

     CRIIMI MAE will generally make investments of this type when satisfactory arrangements exist whereby CRIIMI MAE can closely monitor the collateral of the pool. In this case, CRICO, an affiliate of the Adviser, will service the majority of the mortgage investments comprising the pools, thereby enabling CRICO to continuously monitor the performance of the pool, while actively pursuing resolution of any delinquencies that may develop and maintaining current records on the properties' operations and tax and insurance liabilities. Additionally, CRICO is the special servicer for both pools which places it directly in the position of asset manager in the event that a default occurs.
As special servicer, CRICO will use its efforts to create a financial solution designed to maximize the benefit to all of the investors in the portfolio, including CRIIMI MAE.

     The anticipated returns on these investments are based upon a number of assumptions that are currently subject to several business and economic uncertainties and contingencies, including, without limitation, the lack of a secondary market for these securities, prevailing interest rates, the general condition of the real estate market, competition for tenants, and changes in market rental rates. As these uncertainties and contingencies are generally beyond CRIIMI MAE's control, no assurance can be given that the anticipated yield to maturity will be achieved.

     Although investments in Government Insured Multifamily Mortgages and government insured or guaranteed multifamily construction loans will continue to comprise the majority of CRIIMI MAE's total consolidated asset base, CRIIMI MAE expects that investments similar to the REMIC tranches discussed above will represent a major component of CRIIMI MAE's new business activity during 1995. As of December 31, 1994, these investments

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Investment in Subordinated Securities - Continued

represent approximately 4% of CRIIMI MAE's total consolidated assets. Investments of this type are not anticipated to exceed 10% of CRIIMI MAE's total consolidated asset base through 1995.

7.   Reconciliation of Financial Statement Net Income to Tax
          Basis Income

     Reconciliations of the financial statement net income to the tax basis income for the years ended December 31, 1992, 1993 and 1994 are as follows:


                                                     1992           1993           1994
                                                 -----------    -----------    -----------
Consolidated financial statement
  net income                                     $16,041,231    $15,757,505    $26,010,119

Adjustment due to accounting for subsidiary
  as a pooling for financial statement
  purposes and a purchase for tax purposes         4,931,900      4,412,645      3,610,806
Income from investment in insured
  mortgage funds and advisory partnership            504,157         87,341         (7,462)
Mortgage dispositions                                245,459         81,756        200,195
Reamortization of investments in
  subordinated securities                                 --             --        187,305
Interest income - U.S. Treasuries                  1,074,517        973,619        860,202
Interest expense - defeased notes                 (1,583,318)    (1,390,672)    (1,198,027)
Interest expense - amortization of
  deferred financing costs                                --        366,093       (290,158)
Interest expense - write-off of deferred
    financing costs                                  445,127       (280,683)       795,614
Gain on sale of shares of subsidiary                      --      1,581,247             --
Provision for settlement of litigation                    --      1,250,000       (557,340)
Other                                                (33,343)       176,387         (4,831)
                                                 -----------    -----------    -----------
Tax basis income                                 $21,625,730    $23,015,238    $29,606,423
                                                 ===========    ===========    ===========

Tax basis income per share                       $      1.07    $      1.14    $      1.17
                                                 ===========    ===========    ===========

Weighted average number
  of shares outstanding (for tax purposes)        20,183,533     20,183,533     25,309,560
                                                  ==========     ==========    ===========

     Differences in the financial statement net income and the tax basis income principally relate to differences in the tax bases of assets and liabilities and their related financial reporting amounts resulting from the CRIIMI Merger, investment in mortgages, long-term debt and deferred financing costs, investment in U.S. Treasury Securities and partnership investments. The tax basis of investment in mortgages is approximately $13 million less than the financial statement basis as of December 31, 1994. The tax basis of deferred financing costs as of December 31, 1994 was approximately $6.7 million greater than the financial statement basis. The tax basis of investments in U.S. Treasury Securities, purchased in connection with the defeasance of long-term debt and netted with the defeased long-term debt for financial statement purposes, is approximately $12.6 million greater than the financial statement basis as of December 31, 1994.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Reconciliation of Financial Statement Net Income to Tax
          Basis Income - Continued

     As a result of the foregoing, the nature of the dividends for income tax purposes on a per share basis is as follows:

                               1992      1993      1994
                              ------    ------    ------
Ordinary income               $ 0.75    $ 0.81    $  .72
Long-term capital gains         0.33      0.31       .44
                              ------    ------    ------
                              $ 1.08    $ 1.12    $ 1.16
                              ======    ======    ======

8.   Other Short-Term Investments

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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Summary of Quarterly Results of Operations (Unaudited)

          The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1992, 1993 and 1994:


                                                                                        1992
                                                                                    Quarter ended
                                                        March 31             June 30          September 30        December 31
                                                     -------------        ------------        ------------        ------------

Income (principally
  mortgage investment
  income)                                            $ 12,601,668         $12,149,241         $13,123,895         $12,826,954
Net gain (loss) on mortgage
  dispositions                                          5,311,633               9,708             487,507             (75,703)
Loss on investment in limited
  partnership                                                  --                  --                  --            (731,951)
Net income                                              6,797,138           2,886,910           3,526,115           2,831,068
Net income per share                                          .34                 .14                 .17                 .14

                                                                                        1993
                                                                                    Quarter ended
                                                        March 31             June 30          September 30        December 31
                                                     -------------        ------------        -------------       -------------

Income (principally
  mortgage investment
  income)                                            $ 12,892,685         $ 12,912,261        $ 15,199,422        $ 15,445,887
Net gain on mortgage
  dispositions                                          1,522,785              284,274             489,171           5,061,515
Net income                                              4,431,388            3,490,212           3,800,643           4,035,262
Net income per share                                          .22                  .17                 .19                 .20


                                                                                        1994
                                                                                    Quarter ended
                                                        March 31             June 30          September 30        December 31
                                                     -------------        ------------        ------------        ------------

Income (principally
  mortgage investment
  income)                                            $ 15,918,972         $ 17,184,041        $ 19,164,345        $ 19,174,442
Net gain on mortgage
  dispositions                                         11,627,196              445,747             724,439             201,926
Net income                                              9,982,050            6,076,374           5,449,251           4,502,444
Net income per share                                          .47                  .24                 .22                 .18


10.  Obligations under Financing Facilities

     The following table summarizes CRIIMI MAE's debt outstanding as of December 31, 1993 and December 31, 1994:


                                    As of            As of
                                 December 31,     December 31,
                                     1993             1994
                                 ------------     ------------

Master Repurchase Agreements     $331,712,648     $456,984,347
Revolving Credit Facility                  --      115,000,000
Bank Term Loan                     52,026,400       30,371,800
Other Repurchase Agreements                --       24,891,783
Commercial Paper Facility          95,306,000               --
                                 ------------     ------------

Total Corporate Borrowings       $479,045,048     $627,247,930
                                 ============     ============


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Obligations under Financing Facilities - Continued

     CRIIMI MAE's debt matures over the next two years as follows:



                1995                     $ 90,691,783
                1996                      536,556,147
                                         ------------
                Total                    $627,247,930
                                         ============


MASTER REPURCHASE AGREEMENTS

     On April 30, 1993, CRIIMI MAE entered into master repurchase agreements (collectively, with the additional repurchase agreements described below, the Master Repurchase Agreements) with Nomura Securities International, Inc. and Nomura Asset Capital Corporation (collectively, Nomura) which provided CRIIMI MAE with $350.0 million of available financing for a three-year term, expiring April 30, 1996. Interest on such borrowings is based on the three-month LIBOR plus .75% or .50% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. The rate on the facility as of December 31, 1994, including the applicable spreads, was 6.31% on the borrowings secured by FHA-Insured Loans and 6.06% on the borrowings secured by GNMA Mortgage-Backed Securities. The rates in effect on December 31, 1994 were set on October 24, 1994 and reset on January 23, 1995 for three months at 6.875%, including the spread, for the borrowings secured by GNMA Mortgage-Backed Securities. (As discussed below, the borrowings secured by FHA-Insured Loans were paid off on January 23, 1995 with proceeds from a new facility with the German American Capital Corporation (GACC)). The value of the FHA-Insured Loans and the GNMA Mortgage-Backed Securities pledged as collateral must equal at least 110% and 105%, respectively, of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities.

     On November 30, 1993, CRIIMI MAE entered into additional repurchase agreements with Nomura pursuant to which Nomura agreed to provide CRIIMI MAE with an additional $150.0 million of available financing for a three-year term, expiring October 27, 1996. Interest on such borrowings for the first twelve months after the initial funding (April 1994 through April 1995) is based on the three-month LIBOR plus .90% or .70% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. Interest on the borrowings from May 1995 to October 1995 and from November 1995 through the maturity of the facility will be based on three-month LIBOR plus .50% and .30%, respectively, for borrowings secured by GNMA Mortgage Backed Securities. (As discussed below, the borrowings secured by FHA-Insured Loans were paid off on January 23, 1995 with proceeds from a new facility with the
GACC). The rate on the facility as of December 31, 1994, including the applicable spreads was 6.46% on the borrowings secured by FHA-Insured Loans and 6.26% on borrowings secured by GNMA Mortgage-

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Obligations under Financing Facilities - Continued

Backed Securities. The rates in effect on December 31, 1994 were set on October 24, 1994 and reset on January 23, 1995 for three months at 7.075%, including the spread, for the borrowings secured by GNMA Mortgage-Backed Securities.

     The value of the FHA-Insured Loans and the GNMA Mortgage-Backed Securities pledged as collateral must equal at least 110% and 107%, respectively, of the amounts borrowed. No more than 40% of the collateral pledged may be FHA-Insured Loans and no less than 60% may be GNMA Mortgage-Backed Securities. CRIIMI MAE was required to pay commitment fees of three basis points per month on the unutilized amount through June 1994 and twelve basis points on any remaining unused amounts as of July 1, 1994. For the year ended December 31, 1994, CRIIMI MAE incurred approximately $415,000 in commitment fees related to the $150.0 million facility.

     As of December 31, 1994, CRIIMI MAE had borrowed approximately $457.0 million of the funds available under the Master Repurchase Agreements primarily to acquire Government Insured Multifamily Mortgages and to repay a portion of borrowings under the Commercial Paper Facility, as discussed below. As of December 31, 1994, mortgage investments directly owned by CRIIMI MAE, which approximate $499.1 million at fair value, were used as collateral pursuant to certain terms of the Master Repurchase Agreements.

     On January 23, 1995, approximately $126 million of borrowings collateralized with FHA-Insured Loans were paid off, terminating the related FHA portion of the Master Repurchase Agreements. Replacement financing was obtained from GACC through a master repurchase agreement at substantially similar terms, except as related to collateral requirements, as discussed below.

COMMERCIAL PAPER FACILITY/REVOLVING CREDIT FACILITY

     In the first quarter of 1994, borrowings under the Commercial Paper Facility, which matured on February 28, 1994, were replaced with revolving credit loans. During the period January 1, 1994 through February 28, 1994, the maximum amount outstanding on these borrowings was approximately $95.3 million and the weighted average amount outstanding was approximately $86.4 million. The weighted average interest rate for the period January 1, 1994 through February 28, 1994 on these borrowings was 5.3%, including all hedging and borrowing costs.

     In February 1993, CRIIMI MAE entered into an agreement to replace a $190.0 million letter of credit which provided the credit enhancement for the Commercial Paper Facility and related revolving credit facility, with two letters of credit in the amount of $35.0 million and $155.0 million provided by National Australia Bank, Limited and Canadian Imperial Bank of Commerce (CIBC), respectively. In April 1993, the letter of credit provided by CIBC was reduced to $105.0 million. In January 1994,

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Obligations under Financing Facilities - Continued

the special purpose corporation replaced borrowings under the Commercial Paper Facility with revolving credit loans. These revolving credit loans were originally scheduled to mature on January 28, 1994; however, the maturity date was extended until February 28, 1994.

     As of February 28, 1994, these borrowings were replaced with a non-amortizing revolving credit facility, maturing August 28, 1996 (the Revolving Credit Facility) provided by certain lenders which had participated in the Commercial Paper Facility. Under the Revolving Credit Facility, the lenders agreed to loan CRIIMI MAE an aggregate principal amount of $110 million. Effective August 5, 1994, an additional $25 million was made available for borrowing by CRIIMI MAE under this facility. CRIIMI MAE was required to pay commitment fees of twenty five basis points per annum on the $25 million increase to the facility. As of December 31, 1994, CRIIMI MAE incurred approximately $33,000 of commitment fees related to the $25 million increase in the facility.

     The interest rate on borrowings under the Revolving Credit Facility is based on CRIIMI MAE's choice of (i) the one, two, three or six-month LIBOR plus an interest rate margin of .50%, .5625%, or .625% depending on the percentage of GNMA Mortgage-Backed Securities pledged as collateral or (ii) a base rate equal to the higher of either the lender's prime rate or .50% per annum above the Federal Funds rate, plus an interest rate margin of 0%, .0625%, or .125% depending on the percentage of GNMA Mortgage-Backed Securities held as collateral. The rate on substantially all of this facility as of December 31, 1994 was 5.69%, which is based on 6 month LIBOR and a spread of .50%. This rate was set on August 5, 1994 and reset on February 2, 1995 at 6.75%, which is based on one month LIBOR and a spread of .625%.

     The value of the collateral pledged must equal at least 110% of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities. As of December 31, 1994, mortgage investments directly owned by CRIIMI MAE, which approximated $135.3 million at fair value, were used as collateral pursuant to the terms of the Revolving Credit Facility.

     The Revolving Credit Agreement also requires a minimum Fixed Charge Coverage Ratio, as defined in the amended agreement, of 1.35 to 1.0 for any fiscal quarter through September 30, 1995 and a minimum of 1.4 to 1.0 for any fiscal quarter after September 30, 1995. For the quarter ended December 31, 1994, the Fixed Charge Coverage Ratio was 1.56:1.0.

     As of December 31, 1994, CRIIMI MAE had used $115 million under the Revolving Credit Facility primarily to acquire Government Insured Multifamily Mortgages, other mortgage investments and to repay borrowings under the aforementioned Commercial Paper Facility. On January 27, 1995, CRIIMI MAE made

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Obligations under Financing Facilities - Continued

a $50 million payment on the Revolving Credit Facility to effect a permanent, required reduction in the amount available under the facility. Replacement financing in the amount of $50 million was obtained from GACC at terms substantially similar to those on the Master Repurchase Agreements.

BANK TERM LOAN

     On October 23, 1991, CRIIMI MAE entered into a credit agreement with two banks for a reducing term loan facility (the Bank Term Loan) in an aggregate amount not to exceed $85.0 million, subject to certain terms and conditions. In December 1992, the credit agreement was amended to increase the Bank Term Loan by $15.0 million. The Bank Term Loan had an outstanding principal balance of approximately $52.0 million and approximately $30.4 million as of December 31, 1993 and 1994, respectively. As of December 31, 1993 and 1994, the Bank Term Loan was secured by the value of 13,874,000 and 13,124,000 CRI Liquidating shares owned by CRIIMI MAE, respectively, based on a current requirement that collateral valued at 200% of the outstanding balance secure the loan. The Bank Term Loan requires a quarterly principal payment based on the greater of (i) the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing the Bank Term Loan or (ii) an amount to bring the Bank Term Loan to its scheduled outstanding balance at the end of such quarter. The current minimum amount of annual principal payments is approximately $15.8 million, with any remaining amounts of the original $85.0 million of principal due in April 1996 and any remaining amounts of the $15.0 million of increased principal due in December 1996.

     The Bank Term Loan currently provides for an interest rate of 1.10% over three-month LIBOR plus an agent fee of 0.05% per year. As of December 31, 1994, the interest rate, including the applicable spreads was 7.666%. The rate will reset on March 31, 1995.

     CRIIMI MAE is in the process of refinancing the facility with one lender with more favorable terms including an interest rate based on .75% over CRIIMI MAE's choice of one, two or three month LIBOR and collateral requirements of 175% of the loan amount. This refinancing is anticipated to occur simultaneously with the paydown of approximately $17.4 million which is expected to be made in March 1995 from the return of capital from Liquidating.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Obligations under Financing Facilities - Continued

OTHER REPURCHASE AGREEMENTS

     CRIIMI MAE financed between 70% and 80% of the purchase price of the BB rated and B rated tranches of subordinated securities which were purchased during the third and fourth quarters of 1994. The following table summarizes the financing related to these investments.


                                                                                           Current
                                                                                            Rate
                           Amount       % of Purchase         Base                       (including
Pool        Tranche        Financed    Price Financed         Rate          Spread         Spread)          Term
- ----        -------     ------------   --------------       --------        ------       ----------      -----------

MC-1        B-1         $ 6,785,396          70%            1M LIBOR         125            7.25%        1 Month (1)
MC-1        B-2           5,396,106          70%            6M LIBOR         110            6.41%        6 Months(2)
C-1         D             7,544,577          80%            6M LIBOR         100            7.75%        6 Months(2)
C-1         E             5,165,704          70%            6M LIBOR         110            7.85%        6 Months(2)
                        -----------
                        $24,891,783
                        ===========

(1) Financing was replaced on January 30, 1995 in the amount of $7,754,739 representing 80% of the purchase price at an initial rate of 7.75% (6 month LIBOR plus 100 basis points) with an initial term of six months with a cancellation notification period of six months and several six month renewals.
(2) These facilities have an initial term of six months, cancellation notification periods ranging from six months to one year and with several six month renewals.


     As a requirement under certain of CRIIMI MAE's other debt facilities, financings related to repurchase agreements associated with the purchase of subordinated securities are limited to no more than $50 million without the approval of the lenders under the Master Repurchase Agreement, the Revolving Credit Agreement and the GACC master repurchase agreement.

MASTER REPURCHASE AGREEMENT WITH GACC

     On January 23, 1995, CRIIMI MAE entered into a master repurchase agreement with GACC which provided CRIIMI MAE with $300 million of available financing through April 1, 1996. Interest on such borrowings is based on one month LIBOR plus .75% or .50% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. Generally, the value of the FHA-Insured Loans or GNMA Mortgage-Backed Securities pledged as collateral must equal at least 105% of the amounts outstanding and no more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities.

     As previously discussed, approximately $176 million was borrowed from this facility in January 1995 to paydown the portion of the borrowings secured by FHA-Insured Loans under the Master Repurchase Agreements and to effect a $50 million required, permanent reduction the Revolving Credit Facility. The weighted average rate on these borrowings, including applicable spreads, was 6.70%.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Obligations under Financing Facilities - Continued

WORKING CAPITAL LINE OF CREDIT

     CRIIMI MAE is in the process of finalizing a $10 million working capital line of credit with Riggs National Bank. This line of credit will be secured by shares of CRI Liquidating valued at approximately 175% of any outstanding borrowings. At CRIIMI MAE's option, the interest rate will be set on the outstanding borrowings at one, two or three month LIBOR plus .60%, the daily federal funds rate plus .80% or prime minus 1.0%.

     Certain of the financial covenants under the line of credit will be consistent with those of the other debt facilities discussed above.

OTHER DEBT RELATED INFORMATION

     During December 1994, CRIIMI MAE negotiated with its lenders to amend debt agreements to provide for more flexibility in the restrictive covenants. Under all of CRIIMI MAE's existing debt facilities, as amended, except the Other Repurchase Agreements, CRIIMI MAE's debt to equity ratio, as defined, may not exceed 3.0:1.0. As of December 31, 1994, CRIIMI MAE's debt-to-equity ratio was 2.51:1.0. The weighted average cost of CRIIMI MAE's borrowings, including amortization of deferred financing fees of $5.5 million for the year ended December 31, 1994, was approximately 7.01%.

     Certain of the debt agreements require that a minimum level of unencumbered assets be maintained, the most restrictive of which requires 2% of total indebtedness be maintained by CRIIMI MAE. As of January 24, 1995, CRIIMI MAE had approximately $38 million, at management's estimated fair value, of unencumbered FHA/GNMA Mortgage Investments. Additionally, CRIIMI MAE has other unencumbered assets (which in some cases are subject to certain lender eligibility requirements) including, but not limited to cash, working capital lines of credit and unencumbered CRI Liquidating stock.

     Fluctuations in interest rates impact the value of CRIIMI MAE's mortgage investments as well as the potential returns to shareholders through increased cost of funds. Increases in long-term rates could decrease the value of mortgage investments and, in certain circumstances, require CRIIMI MAE to pledge additional collateral in connection with its borrowing facilities. This would reduce CRIIMI MAE's borrowing capacity and, in certain circumstances, could force CRIIMI MAE to liquidate a portion of its assets at a loss in order to comply with certain covenants under its borrowing facilities.

     The Adviser is actively monitoring the levels of unencumbered collateral and is taking steps to negotiate more favorable collateral requirements with lenders. As discussed above, subsequent to year end, CRIIMI MAE executed a master

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Obligations under Financing Facilities - Continued

repurchase agreement with GACC for maximum borrowings of $300 million secured by FHA-Insured Loans and GNMA Mortgage-Backed Securities valued at approximately 105% of the amounts borrowed. This compares to requirements under the Master Repurchase Agreements with Nomura of 110% of the value on borrowings secured by FHA-Insured loans and 105% or 107% on borrowings secured by GNMA Mortgage-Backed Securities depending on whether the $350 million facility or the $150 million facility was used and collateral requirements of 110% of the value on borrowings under the Revolving Credit Facility.

     The collateral requirements on the Bank Term Loan are also anticipated to be reduced when the refinancing is completed after the March 31, 1995 required principal payment is made from the return of capital on the shares of CRI Liquidating stock pledged as collateral under the Bank Term Loan. The value of the required collateral is anticipated to be reduced from 200% of the outstanding borrowings to 175% of the outstanding borrowings. The Adviser has also provided for more flexibility through the availability of a $10 million working capital line of credit, secured by shares of CRI Liquidating stock, expected to be closed in February 1995. The Adviser is also exploring financing alternatives other than secured lending of the type currently in place.

     A reduction in long-term interest rates could have the impact of increasing the value of CRIIMI MAE's mortgage investments, lowering collateral requirements, and could also increase the level of prepayments on CRIIMI MAE's mortgage investments. CRIIMI MAE's yield on mortgage investments will be reduced to the extent CRIIMI MAE reinvests the proceeds from such prepayments in new mortgage investments with effective rates which are below the rates of the prepaid mortgages. Offsetting this risk is the opportunity to invest the proceeds from a prepayment into other higher yielding mortgage investments such as the subordinated securities.

     As previously discussed, the Adviser is actively pursuing a new investment program in subordinated securities which it believes is, overall, less interest rate sensitive than existing insured mortgage investments. The Adviser also believes that if the proposed merger of CRIIMI MAE with CRI's Mortgage Businesses is approved (see Note 1), CRIIMI MAE's overall return will be less interest rate sensitive.

     CRIIMI MAE has sought to enhance the return to its shareholders through the use of leverage. Nevertheless, CRIIMI MAE's use of leverage carries with it the risk that the cost of borrowings could increase without a corresponding increase in the return on its mortgage investments, which could result in reduced net income and thereby reduce the return to shareholders. To partially limit the adverse effects of rising interest rates, CRIIMI MAE has entered into a series of interest rate hedging agreements, as discussed in Note 11. The Adviser continuously

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Obligations under Financing Facilities - Continued

monitors CRIIMI MAE's outstanding borrowings and hedging techniques in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

11.  Interest Rate Hedge Agreements

     To partially limit the adverse effects of rising interest rates, CRIIMI MAE has entered into a series of interest rate hedging agreements with an aggregate notional amount of approximately $709 million at December 31, 1994, as follows:



    Hedging              Notional
   Instrument             Amount          Effective Date         Maturity Date        Floor          Cap           Index(c)
- -------------------    ------------       ---------------       ----------------      ------        -------        --------

Collar(e)              $ 30,000,000       March 7, 1990         March 7, 1995         8.375%        10.125%          CP
Collar(e)                20,000,000       March 30, 1990        March 30, 1995        8.375%        10.125%          CP
Collar(e)                30,000,000       July 8, 1990          February 8, 1995      8.625%        10.625%          CP
Accreting Collar(e)      35,000,000       July 9, 1990          July 9, 1995          8.750%        10.500%          CP
Cap (b)                  25,000,000       May 24, 1991          May 24, 1996          N/A           9.000%           CP
Cap                      25,000,000       June 17, 1991         June 17, 1996         N/A           8.450%           CP
Cap (a)                  50,000,000       June 25, 1993         June 25, 1998         N/A           6.50%          3M LIBOR
Cap (a)                  50,000,000       July 1, 1993          June 3, 1996          N/A           6.50%          3M LIBOR
Cap (a)                  50,000,000       July 20, 1993         July 20, 1998         N/A           6.25%          3M LIBOR
Cap (a)                  50,000,000       August 10, 1993       August 10, 1997       N/A           6.00%          3M LIBOR
Cap (a)                  50,000,000       August 27, 1993       August 27, 1997       N/A           6.125%         3M LIBOR
Cap (a)                  50,000,000       November 10, 1993     November 10, 1997     N/A           6.00%          3M LIBOR
Cap (a)                  35,000,000       February 2, 1994      February 2, 1999      N/A           6.125%         1M LIBOR
Cap (a)                  50,000,000       March 15, 1994        March 15, 1997        N/A           6.375%         3M LIBOR
Cap (a)                  50,000,000       March 25, 1994        March 25, 1998        N/A           6.50%          3M LIBOR
Cap (a)                  50,000,000       October 7, 1994       October 7, 1997       N/A           6.75%          3M LIBOR
Cap (d)                  33,385,131       December 31, 1991     March 31, 1996        N/A           6.50%          3M LIBOR
Cap (d)                   6,451,291       January 15, 1993      March 29, 1996        N/A           6.50%          3M LIBOR
Cap (d)                  18,614,868       December 31, 1991     March 31, 1996        N/A           10.50%         3M LIBOR
Cap (d)                   1,048,709       March 31, 1993        December 31, 1996     N/A           10.50%         3M LIBOR
                       ------------
                       $709,499,999
                       ============

(a) Approximately $4.5 million and $3.6 million of costs were incurred during 1993 and 1994, respectively, in connection with the establishment of interest rate hedges. These costs are being amortized using the effective interest method over the term of the interest rate hedge agreements for financial statement purposes and in accordance with the regulations under Internal Revenue Code Section 446 with respect to notional principal contracts for tax purposes.
(b) On May 24, 1993, CRIIMI MAE and the counterparty to the collar, CIBC, terminated the floor on this former collar. In consideration of such termination, CRIIMI MAE paid CIBC approximately $2.3 million. This amount was deferred on the accompanying consolidated balance sheets as the underlying debt being hedged is still outstanding. This amount will be amortized for the period from May 24, 1993 through May 26, 1996. CRIIMI MAE amortized approximately $.5 million and $.8 million of this deferred amount in the accompanying consolidated statements of income for the years ended December 31, 1993 and 1994, respectively. Additionally, certain costs incurred during 1991 in connection with an extinguishment of debt which was financed with proceeds from a replacement facility, were deferred and are being amortized using the effective interest method over the life of the replacement facility. CRIIMI MAE amortized approximately $2.5 million and $1.6 million of such costs, during 1993 and 1994, respectively. As of December 31, 1994, the unamortized balance of such costs was approximately $630,000.
(c)  The hedges are based either on the 30-day Commercial Paper Composite Index
     (CP), three-month LIBOR, or one-month LIBOR.
(d) The notional amount of these hedges amortize based on the expected paydown schedule of the Bank Term Loan. The average notional amount of these hedges is expected to be $25,540,441, $3,383,118, $18,959,559 and
     $2,710,633, respectively, during 1995.

(e) Total payments to the counterparty during 1993 and 1994 amounted to $8.2 million and $5.0 million, respectively, and were included in interest expense in the accompanying consolidated Statements of Income.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Interest Rate Hedge Agreements - Continued

INTEREST RATE COLLARS

     Interest rate collars are hedging instruments that provide protection within a range of interest rates, based on a readily determinable interest rate index. When the interest rate index exceeds the cap then the counterparty pays the difference between the index and the cap to CRIIMI MAE. Alternatively, if the interest rate index is below the floor then CRIIMI MAE pays the difference to the counterparty.

     As of December 31, 1994, CRIIMI MAE had in place interest rate collars based on the Federal Reserve 30 day Commercial Paper Composite Rate ("CP Index") with an aggregate notional amount of $115 million, a weighted average floor of 8.55% and a weighted average cap of 10.37%. During 1993 and 1994, the CP Index was below the floor resulting in CRIIMI MAE making payments to the counterparty. These interest rate collars expire between February 1995 and July 1995. During October 1994, the Adviser purchased a three year cap in the notional amount of $50 million to replace certain of the expiring collars.

INTEREST RATE CAPS

     Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap. As of December 31, 1994, CRIIMI MAE had in place interest rate caps aggregating $594.5 million based on the CP Index and LIBOR. The caps that are based on the CP Index have an aggregate notional amount of $50 million at December 31, 1994, with a weighted average cap of 8.70%. The cap that is based on the one month LIBOR has a notional amount of $35 million and a cap rate of 6.125%. Those based on the three month LIBOR, have an aggregate notional amount of $510 million at December 31, 1994, with a weighted average cap rate of 6.51%. At December 31, 1994 the three month LIBOR of 6.5% was at or exceeded the cap rate on caps with a notional amount of $440 million. These caps will reset during the first quarter of 1995 and if rates stay at that level or increase, CRIIMI MAE will receive payments based on the difference between three month LIBOR and the cap. During 1994, the interest rate indices exceeded the interest rate cap on one cap which reset in December, which had the result of reducing CRIIMI MAE's overall interest expense by approximately $1,300.

     CRIIMI MAE is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate hedge agreements should interest rates exceed the caps. However, the Adviser does not anticipate nonperformance by any of the counterparties, each of which has long-term debt ratings of A or above by Standard and Poor's and A3 or above by Moody's.

     Although CRIIMI MAE expects the overall average life of its mortgage investments to exceed ten years, CRIIMI MAE's hedging

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Interest Rate Hedge Agreements - Continued

agreements range in initial maturity from 3 to 5 years, principally because of the high cost of hedging instruments with maturities greater than 5 years. As of December 31, 1994, the average remaining term of these hedging agreements is approximately 2.2 years. Because CRIIMI MAE's mortgage investments have fixed interest rates, upon expiration of CRIIMI MAE's collar and cap agreements, CRIIMI MAE will have interest rate risk to the extent interest rates increase on its variable rate borrowings unless the hedges are replaced. The Adviser continues to review its debt and asset/liability hedging techniques in order to minimize the impact of interest rate risk.

12.  Issuance of Stock

     In March 1994, CRIIMI MAE completed a public offering of an additional 5,000,000 shares of common stock at a price to the public of $11.25 per share (the Equity Offering). The net proceeds of the Equity Offering totaled approximately $52.2 million, which CRIIMI MAE used primarily to acquire Government Insured Multifamily Mortgages. The costs of the Equity Offering, including professional fees, filing fees, printing costs and other items, approximated $.7 million. Additionally, underwriting fees in an amount which approximated 6.0% of the gross offering proceeds were incurred. These costs were netted against the offering proceeds.

     On June 23, 1994, CRIIMI MAE filed with the SEC a Shelf Registration Statement on Form S-3 (Commission File No. 33-54267) in order to register for sale Debt Securities, Preferred Shares and Common Shares of CRIIMI MAE to the public in the aggregate principal amount of up to $200 million. CRIIMI MAE may from time to time offer in one or more series the securities in amounts, at prices and on terms to be set forth in supplements to the registration statement. On November 3, 1994, CRIIMI MAE sold 500,000 shares of common stock, which were formerly held in treasury, under the shelf registration statement at an offering price of $8.744 per share. Net offering proceeds of approximately $4.3 million were invested in subordinated securities. On December 30, 1994, in conjunction with the payment of CRIIMI MAE's fourth quarter dividend, 42,446 shares of common stock were issued under the dividend reinvestment plan at a price of $6.6885 per share. Additionally, on January 13, 1995, CRIIMI MAE sold 625,000 shares of common stock under the shelf registration statement at an offering price of $6.867 per share for net proceeds of approximately $4.2 million. CRIIMI MAE intends to use the proceeds from this sale of securities to acquire additional mortgage investments, sponsor and/or participate in securitized mortgage programs, and to make other investments and acquisitions relating to CRIIMI MAE's mortgage business.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  Acquisition - AIM Funds Interest

     Effective March 1, 1991, CRIIMI MAE entered into a Purchase Agreement dated as of December 13, 1990 with Integrated and certain of its affiliates, and AIM Acquisition Corporation to acquire certain of the interests of Integrated and its affiliates in the AIM Funds sponsored by Integrated. On September 6, 1991, CRIIMI, Inc. acquired all of the general partnership interests in the AIM Funds for $23,342,591. In addition, CRIIMI MAE and CRI each invested $1,086,714 for an aggregate 20% limited partnership interest in a limited partnership which serves as the adviser to the AIM Funds. The remaining 80% of the adviser partnership is owned by parties unrelated to CRIIMI MAE or CRI. The adviser partnership entered into subadvisory agreements with an affiliate of CRI under which such affiliate will perform certain services with respect to the mortgage portfolios of the AIM Funds. For its investment, CRIIMI, Inc. will receive the General Partner's share of income, loss and distributions (which ranges among the AIM Funds from 2.9%-4.9%) from each fund and an affiliate of CRIIMI, Inc. will receive certain expense reimbursements. CRIIMI MAE is guaranteed an annual return on its investment in the adviser partnership, through the distributions it receives indirectly from the adviser partnership and a right of offset against amounts payable to its Adviser (see Note 3).

14.  Settlement of Litigation

     In connection with the settlement of certain class action litigation involving CRIIMI MAE and certain of its affiliates, CRIIMI MAE entered into a settlement agreement, (the Settlement Agreement) which was approved by the Court on November 18, 1993, providing, among other things, for the issuance of up to
2.5 million warrants, exercisable for 18 months after issuance, to purchase shares of CRIIMI MAE common stock at an exercise price of $13.17 per share. The number of warrants to be issued was dependent on the number of class members who submitted proof of claim forms by April 15, 1994. Based on the proofs of claim submitted as of such date, CRIIMI MAE issued approximately 334,000 warrants pursuant to the Settlement Agreement. In April 1994, CRIIMI MAE filed a Registration Statement on Form S-3 (Commission File No. 33-53031) to register up to 375,000 shares of CRIIMI MAE's common stock, issuable upon the exercise of the warrants of CRIIMI MAE.

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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  Settlement of Litigation - Continued

     The exercise of the warrants will not result in a charge to CRIIMI MAE's tax basis income. Further, the Adviser believes that the exercise of the warrants will not have a material adverse effect on CRIIMI MAE's tax basis income per share or annualized cash dividends per share because CRIIMI MAE will invest the proceeds from any exercise of the warrants in accordance with its investment policy to purchase Government Insured Multifamily Mortgages or other authorized investments. However, in the case of a significant decline in the yield on mortgage investments and a significant decrease in the Net Positive Spread which CRIIMI MAE could achieve on its borrowings, the exercise of the warrants may have a dilutive effect on tax basis income per share and cash dividends per share. Receipt of the proceeds from the exercise of the warrants will increase CRIIMI MAE's shareholders' equity.

DIRECTORS AND EXECUTIVE OFFICERS


                                    CRIIMI MAE
          Name                       Position                             Principal Occupation
- ----------------------        ---------------------              ---------------------------------------

William B. Dockser            Chairman of the Board              Chairman of the Board and Shareholder-
                                                                   C.R.I., Inc.

H. William Willoughby         Director, President                President, Secretary, Director and
                                and Secretary                      Shareholder - C.R.I., Inc.

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

G. Richard Dunnells           Director                           Partner - Holland & Knight

Robert F. Tardio              Director                           Retired

Frederick J. Burchill         Executive Vice President           Senior Vice President - C.R.I., Inc.

Jay R. Cohen                  Executive Vice
                                President and                    Senior Vice President, Mortgages -
                                Treasurer                          C.R.I., Inc.

Cynthia O. Azzara             Vice President and
                                 Chief Financial Officer         Vice President and Chief Financial Officer


The Annual Report to the Securities and Exchange Commission on Form 10-K is available to Shareholders and may be obtained by writing:

Investor Services/CRIIMI MAE Inc.
C.R.I., Inc.
The CRI Building
11200 Rockville Pike
Rockville, Maryland  20852

CRIIMI MAE Inc. shares are traded on the New York Stock Exchange under the symbol CMM.