Form 10-K/A
CRIIMI MAE INC
filed 1995-03-27
CIK 847322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1994
                              -----------------

Commission file number             1-10360
                              -----------------

                                 CRIIMI MAE INC.
--------------------------------------------------------------------------------
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

                                 (301) 468-9200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
          Title of each class                        which registered
-----------------------------------------       ---------------------------
          Common Stock                          New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of class)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------

     Form 10-K Parts                             Document
     ----------------                            ---------

     I, II, III and IV                1994 Annual Report to Shareholders
     III                              1995 Notice of Annual Meeting of
                                      Shareholders and Proxy Statement

                                 CRIIMI MAE INC.

                         1994 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                         Page
                                                                         ----


Item 1.   Business   . . . . . . . . . . . . . . . . . . . . . . . . .   5-6
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . .   6
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   7
Item 4.   Submission of Matters to a Vote
            of Security Holders. . . . . . . . . . . . . . . . . . . .   7

                                     PART II
                                     -------
Item 5.   Market for the Registrant's Common Stock
            and Related Stockholder Matters. . . . . . . . . . . . . .   7
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . .   7
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations. . . . . . . . . . . . . . . . . . . . . . .   7
Item 8.   Financial Statements and Supplementary Data. . . . . . . . .   7
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure . . . . . . . . . .   7

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers
            of the Registrant. . . . . . . . . . . . . . . . . . . . .   8
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . .   8
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management. . . . . . . . . . . . . . . . . . .   8
Item 13.  Certain Relationships and Related
            Transactions . . . . . . . . . . . . . . . . . . . . . . .   8-9

                                     PART IV
                                     -------
                                                                         Page
                                                                         ----


Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .   9-16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17-18

Cross Reference Sheet. . . . . . . . . . . . . . . . . . . . . . . . .   19

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

                                     PART I

ITEM 1.   BUSINESS

DEVELOPMENT AND DESCRIPTION OF BUSINESS


          CRIIMI MAE Inc. (CRIMI MAE) (formerly CRI Insured Mortgage Association, Inc.), is an infinite-life, actively managed real estate investment trust (REIT), which specializes in government insured and guaranteed mortgage investments secured by multifamily housing complexes (Government Insured Multifamily Mortgages) located throughout the United States. CRIIMI MAE's principal objectives are to provide stable or growing quarterly cash distributions to its shareholders while preserving and protecting its capital. CRIIMI MAE has sought to achieve these objectives by investing in Government Insured Multifamily Mortgages and, to a lesser degree, higher yielding uninsured subordinated securities using a combination of debt and equity financing.
CRIIMI MAE and its subsidiary, CRI Liquidating REIT, Inc. (CRI Liquidating), are Maryland corporations.



PROPOSAL TO BECOME SELF-MANAGED AND SELF-ADMINISTERED


          CRIIMI MAE's Board of Directors has determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed and self-administered REIT. CRIIMI MAE's portfolio management and day-to-day operations are currently conducted by CRI Insured Mortgage Assocates Advisor Limited Partnership (the Adviser) which is affiliated with C.R.I. Inc. (CRI) CRI is owned by William B. Dockser and H. William Willoughby, who are executive officers and directors of CRIIMI MAE. CRIIMI MAE's board has formed a special committee comprised of the independent directors to evaluate a proposed merger of CRI's mortgage businesses, including the advisory business conducted on CRIIMI MAE's behalf and certain other mortgage investment, servicing, origination and advisory businesses which CRI currently conducts through various affiliates (CRI Mortgage Businesses). The proposal calls for CRIIMI MAE to acquire the CRI Mortgage Businesses, including CRICO Mortgage Company, Inc., (CRICO) and other CRI-affiliates by:



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


          The special committee of independent directors has engaged Merrill Lynch, Pierce, Fenner & Smith Incorporated to act as CRIIMI MAE's financial advisor in connection with the proposed merger and Duff & Phelps Capital Markets Co. to render an opinion as to the fairness of the proposed merger to the shareholders of CRIIMI MAE. The proposed merger is subject to a number of conditions, including the negotiation of a definitive merger agreement, the delivery of a fairness opinion by Duff & Phelps Capital Markets Co., final approval by the special committee of independent directors and the approval of the holders of a majority of CRIIMI MAE's common shares voted at a meeting where a quorum is present.

          If this transaction is approved by the special committee of independent directors and the shareholders, all payments made by CRIIMI MAE under the advisory agreement to the Adviser and to CRI would cease upon the consummation of the transaction and CRIIMI MAE would no longer have a guaranteed $700,000 distribution from CRI/AIM Investment Limited Partnership. Although expense reimbursements to CRI by CRIIMI MAE would no longer be made, CRIIMI MAE would incur these expenses directly.


          The proposed transaction has no impact on the payments required to be made by CRI Liquidating, other than that the expense reimbursement currently paid by CRI Liquidating to CRI in connection with the provision of services by its Adviser will be paid to CRIIMI MAE subsequent to the consummation of the transaction.


          Further, information concerning the business of CRIIMI MAE is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 1, 5, 6 and 13 of the notes to the consolidated financial statements of CRIIMI MAE contained in
Part IV (filed in response to Item 8 hereof), which is incorporated herein by reference.


EMPLOYEES

          CRIIMI MAE has no employees. Services are performed for CRIIMI MAE by CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) and agents retained by it.


          As discussed in Note 1 of the notes to the consolidated financial statements on pages 65 through 68 of the 1994 Annual Report to Shareholders, CRIIMI MAE's Board of Directors has determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed and self-administered real estate investment trust. It is contemplated that substantially all of the agents retained by the Adviser to perform services on behalf of CRIIMI MAE will become employees of CRIIMI MAE in conjunction with such a transaction.


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


          Although CRIIMI MAE does not own the related real estate, the Government Insured Multifamily Mortgages in which CRIIMI MAE has invested are first or second liens, or are collateralized by first or second liens, on the respective residential apartment, nursing home or townhouse complexes. The subordinated securities in which CRIIMI MAE has invested are collateralized by mortgages placed on multifamily and commercial property.

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


          As of December 31, 1994, CRIIMI MAE was not involved in any pending or threatened litigation, claims or assessments which would have a material adverse impact on the financial statements.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to the security holders to be voted on during the fourth quarter of 1994.






                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
               RELATED STOCKHOLDER MATTERS


          (a), (b) and (c) The information required in these sections is included in pages 23 through 24 of the 1994 Annual Report to Shareholders, which section is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA


          Reference is made to Selected Consolidated Financial Data on pages 22 through 23 of the 1994 Annual Report to Shareholders, which section is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


          Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 25 through 58 of the 1994 Annual Report to Shareholders, which section is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          Reference is made to pages 60 through 64 of the 1994 Annual Report to Shareholders for the consolidated financial statements of CRIIMI MAE, which are incorporated herein by reference. See also Item 14 of this report for information concerning financial statements and financial statement schedules.


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

          As discussed in Item 1 (Business) above, CRIIMI MAE's Board of Directors has determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed and self-administered real estate investment trust.


          Under the terms of the proposed transaction, CRIIMI MAE would acquire the advisory business conducted on CRIIMI MAE's behalf and certain other mortgage investment, servicing, origination and advisory business from CRI, and its affiliates. CRI is wholly-owned by William B. Dockser and H. William Willoughby, who are executive officers and directors of CRIIMI MAE.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

     (a)  List of documents filed as part of this report:

          1 and 2.  Financial Statements and Financial Statement Schedules

          The following financial statements are incorporated herein by reference in Item 8 from the indicated pages of the 1994 Annual Report to Shareholders:

                                                                       Page
Description                                                          Number(s)
-----------                                                       --------------
Consolidated Balance Sheets as of December 31,
  1993 and 1994                                                    60 through 61

Consolidated Statements of Income for the
  years ended December 31, 1992, 1993 and 1994                          62

Consolidated Statements of Changes in
  Shareholders' Equity for the years ended
  December 31, 1992, 1993 and 1994                                      63

Consolidated Statements of Cash Flows for the
  years ended December 31, 1992, 1993 and 1994                          64

Notes to Consolidated Financial Statements                        65 through 108

The report of CRIIMI MAE's independent accountants with respect to the above listed consolidated financial statements appears on page 59 of the 1994 Annual Report to Shareholders.

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

               p. Dividend Reinvestment and Stock Purchase Plan between CRIIMI MAE Inc. and shareholders (incorporated by reference on the registration statement on Form S-3 filed September 22,
                    1994).

               q. Revolving Credit Agreement between CRIIMI MAE Inc. and each of the financial institutions that are signatories thereto and Canadian Imperial Bank of Commerce dated February 28, 1994.*

               r. Amendment Agreement No. 1 to the Revolving Credit Agreement among CRIIMI MAE Inc., CIBC Inc., National Australia Bank Limited, Signet Bank, The Fuji Bank and Bank Hapoalim and Canadian Imperial Bank of Commerce dated June 1, 1994. *

               s. Amendment Agreement No. 2 to the Revolving Credit Agreement among CRIIMI MAE Inc., CIBC Inc., National Australia Bank Limited, Signet Bank, The Fuji Bank and Bank Hapoalim and Canadian Imperial Bank of Commerce dated December 9, 1994. *

               t. Amendment Terminating Intercreditor Agreement, dated as of February 28, 1994 among Canadian Imperial Bank of Commerce, National Australia Bank Limited, The Fuji Bank, Limited, CRI Funding Corporation, Nomura Asset Capital Corporation, Nomura Securities International, Signet Bank, Westpac Banking Corporation by ASLK-CGER Bank (its assignee) and CRIIMI MAE Inc. *

               u. Amendment to the Committed Master Repurchase Agreement among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated December 12, 1994. *

               v. Master Collateral Security and Netting Agreement dated as of December 12, 1994 among Nomura Securities International, Inc., Nomura Asset Capital Corporation, and CRIIMI MAE Inc.
                     *

               w. Letter Agreement among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated as of December 20, 1994. *

               x. Amendment to the Committed Master Repurchase Agreement among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated January 19, 1995. *

               y. Amendment to the Committed Master Repurchase Agreement by and among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated January 24, 1995. *

               z. First Amendment to Amended and Restated Credit Agreement dated as of April 29, 1993 among CRIIMI MAE Inc., the Banks listed on the signature pages thereto, and Signet Bank. *

               aa. Second Amendment to Amended and Restated Credit Agreement dated as of June 30, 1993 among CRIIMI MAE Inc., the Banks listed on the signature pages thereto, and Signet Bank. *

               bb. Third Amendment to Amended and Restated Credit Agreement dated as of September 14, 1993 between CRIIMI MAE Inc., the Banks listed on the signature pages thereto, and Signet Bank. *

               cc. Assignment and Assumption Agreement dated as of September 17, 1993 among Westpac Banking Corporation, ASLK-CGER Bank, CRIIMI MAE Inc. and Signet Bank. *

               dd. Fourth Amendment to Amended and Restated Credit Agreement dated April 28, 1994 among CRIIMI MAE Inc., the Banks listed on the signature pages thereto and Signet Bank. *

               ee. Fifth Amendment to Amended and Restated Credit Agreement dated December 9, 1994 among CRIIMI MAE Inc., the Banks listed on the signature pages thereto and Signet Bank. *

               ff. Repurchase Agreement on Mortgage Capital Funding, Inc. Series 1994 - MC1 (tranche B-2) dated September 1, 1994 between CRIIMI MAE Inc. and Citibank, N.A. and/or Citicorp Securities, Inc. *

               gg. Repurchase Agreement on Mortgage Capital Funding, Inc. Series 1994 - MC1 (tranche B-1) dated as of December 30, 1994 between CRIIMI MAE Inc. and Deutsche Bank Securities Corporation. *
               hh. Commitment Letter between CRIIMI MAE Inc. and German American Capital Corporation dated January 19, 1995. *

               ii. Committed Master Repurchase Agreement Governing Purchases and Sales of Participation Certificates between German American Capital Corporation and CRIIMI MAE Inc. dated January 23, 1995. *

               jj. Committed Master Repurchase Agreement between German American Capital Corporation and CRIIMI MAE Inc. dated January 23, 1995. *



               kk. Side letter to the Master Repurchase Agreement dated as of January 23, 1995 between CRIIMI MAE Inc. and German American Capital Corporation. *

               ll. Side letter to the Master Repurchase Agreement dated as of January 27, 1995 between CRIIMI MAE Inc. and German American Capital Corporation. *

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

          Exhibit No. 27 - Financial Data Schedule *

               a.   Financial Data Schedule

      *        Previously Filed with Form 10-K on February 17, 1995

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

                                        CRIIMI MAE INC.

March 27, 1995                          /s/ William B. Dockser
-------------------------               -----------------------
DATE                                    William B. Dockser
                                        Chairman of the Board and
                                          Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 27, 1995                          /s/ William B. Dockser
-------------------------               -------------------------
                                        William B. Dockser
                                        Chairman of the Board and
                                          Principal Executive Officer



March 27, 1995                          /s/ H. William Willoughby
-------------------------               -------------------------
DATE                                    H. William Willoughby
                                        Director, President and
                                          Secretary



March 27, 1995                           /s/ Cynthia O. Azzara
-------------------------               -------------------------
DATE                                    Cynthia O. Azzara
                                        Vice President, Chief Financial
                                          Officer and Principal Accounting
                                          Officer



March 27, 1995                          /s/ Garrett G. Carlson, Sr.
-------------------------               ---------------------------
DATE                                    Garrett G. Carlson, Sr.
                                        Director

March 27, 1995                          /s/ G. Richard Dunnells
-------------------------               -------------------------
DATE                                    G. Richard Dunnells
                                        Director

March 27, 1995                          /s/ Robert F. Tardio
-------------------------               -------------------------
DATE                                    Robert F. Tardio
                                        Director

                              CROSS REFERENCE SHEET

     The item numbers and captions in Parts I, II, III and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:



Item                                         Referenced Materials               Page
----                                         --------------------          ---------------
5.   Market for the Registrant's             1994 Annual Report             23 through  24
     Common Stock and Related
     Stockholder Matters

6.   Selected Financial Data                 1994 Annual Report             22  through 23

7.   Management's Discussion and             1994 Annual Report             25  through 58
     Analysis of Financial
     Condition and Results of
     Operations

8.   Financial Statements,                   1994 Annual Report             59  through 64
     including Auditors'
     Report, and Supplementary
     Data

11.  Executive Compensation                  1994 Annual Report             74  through 80

13.  Certain Relationships and               1994 Annual Report             74  through 80
     Related Transactions

                                  EXHIBIT INDEX



Exhibit
-------

(4)(q)         Revolving Credit Agreement    *

(4)(r)         Amendment 1 to the Revolving Credit Agreement  *

(4)(s)         Amendment 2 to the Revolving Credit Agreement  *

(4)(t)         Amendment Terminating Intercreditor Agreement  *

(4)(u)         Amendment to the Committed Master Repurchase    *
               Agreement

(4)(v)         Master Collateral Security and Netting          *
               Agreement

(4)(w)         Letter Agreement as of December 20, 1994        *

(4)(x)         Amendment to the Committed Master Repurchase    *
               Agreement

(4)(y)         Amendment to Commited Master Repurchase Agreement   *

(4)(z)         First Amendment to Amended and Restated Credit Agreement    *

(4)(aa)        Second Amendment to Amended and Restated Credit Agreement   *

(4)(bb)        Third Amendment to Amended and Restated Credit Agreement     *

(4)(cc)        Assignment and Assumption Agreement  *

(4)(dd)        Fourth Amendment to Amended and Restated   *
               Credit Agreement

(4)(ee)        Fifth Amendment to Amended and Restated    *
               Credit Agreement

(4)(ff)        Repurchase Agreement on Mortgage Capital Funding, Inc.   *
               Series 1994 - MC1 (tranche B-2)


(4)(gg)        Repurchase Agreement on Mortgage Capital Funding, Inc.   *
               Series 1994 - MC1 (tranche B-1)

(4)(hh)        Commitment Letter   *

(4)(ii)        Committed Master Repurchase Agreement Governing Purchases
               and Sales of Participation Certificates   *

(4)(jj)        Committed Master Repurchase Agreement    *

(4)(kk)        Side Letter to Master Repurchase Agreement   *

(4)(ll)        Side letter to the Master Repurchase Agreement  *

(27)           Financial Data Schedule    *


*              Previously filed with Form 10-K on February 17, 1995.

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


     In addition to its portfolio of Government Insured Multifamily Mortgages and other assets, CRIIMI MAE owns approximately 57% of the issued and outstanding common stock of CRI Liquidating, a finite-life, self-liquidating REIT which owns Government Insured Multifamily Mortgages. CRIIMI MAE and CRI Liquidating were formed in 1989 to effect the merger into CRI Liquidating (the CRIIMI Merger) of three federally insured mortgage funds sponsored by C.R.I., Inc. (CRI), a Delaware corporation formed in 1974 and an affiliate of CRIIMI MAE's adviser, as discussed below: CRI Insured Mortgage Investments Limited Partnership (CRIIMI I); CRI Insured Mortgage Investments II, Inc. (CRIIMI II); and CRI Insured Mortgage Investments III Limited Partnership (CRIIMI III; and, together with CRIIMI I and CRIIMI II, the CRIIMI Funds). The CRIIMI Merger was effected to provide certain potential benefits to investors in the CRIIMI Funds, including the elimination of unrelated business taxable income for certain tax-exempt investors, the diversification of investments, the reduction of general overhead and administrative costs as a percentage of assets and total income and the simplification of tax reporting information. In the CRIIMI Merger, which was approved by investors in each of the CRIIMI Funds and subsequently consummated on November 27, 1989, investors in the CRIIMI Funds received, at their option, shares of CRI Liquidating common stock or shares of CRIIMI MAE common stock.


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


     CRIIMI MAE and CRI Liquidating are governed by a board of directors, a majority of whom are independent directors with extensive industry related experience. The Board of Directors of CRIIMI MAE and CRI Liquidating have engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser), an affiliate of CRI, to act in the capacity of adviser to CRIIMI MAE and CRI Liquidating. The Adviser's general partner is CRI and its operations are conducted by CRI's employees. The limited partners include William B. Dockser and H. William Willoughby, who are the sole stockholders of CRI and who are also executive officers and directors of CRIIMI MAE and a former stockholder of CRI. The combined interests of CRI, William B. Dockser and H. William Willoughby represent substantially all of the general and limited partner interests in the Adviser. Additionally, CRIIMI MAE's and CRI Liquidating's other executive officers are senior executive officers of CRI. The Adviser manages CRIIMI MAE's portfolio of Government Insured Multifamily Mortgages and other assets with the goal of maximizing CRIIMI MAE's value, and conducts CRIIMI MAE's day-to-day operations. Under an advisory agreement between CRIIMI MAE and the Adviser, the Adviser and its affiliates receive certain fees and expense reimbursements.


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


     If this transaction is approved by the special committee of independent directors and the stockholders, all payments made by CRIIMI MAE under the advisory agreement to the Adviser and to CRI would cease upon the consummation of the transaction and CRIIMI MAE would no longer have a guaranteed $700,000 distribution in connection with its investment in the AIM Funds from CRI/AIM Investment Limited Partnership, an affiliate of CRI. Although expense reimbursements to CRI by CRIIMI MAE would no longer be made, CRIIMI MAE would incur these expenses directly.


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

     The following table sets forth certain information concerning dispositions of Government Insured Multifamily Mortgages by CRIIMI MAE and CRI Liquidating for the past three years:

                                                                     Net Gain/(Loss)
                                                                     Recognized for    Net Gain/(Loss)
                                                                       Financial         Recognized
                              Type of Dispositions                     Statement           For Tax
Year                Assignment(1)    Sale    Prepayment    Total       Purposes           Purposes(3)
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

     The following table summarizes information related to these investments:

                                                       Original              Amortized
                                       Face            Purchase                 Cost                   Anticipated
   Pool            Tranche            Amount            Price         (as of December 31, 1994)     Yield to Maturity (1)
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

INVESTMENT IN INSURED MORTGAGE FUNDS AND ADVISORY PARTNERSHIP


     On September 6, 1991, CRIIMI MAE, through its wholly owned subsidiary CRIIMI, Inc., acquired from Integrated Resources, Inc. (Integrated) all of the general partnership interests in four publicly held limited partnerships known as the American Insured Mortgage Investors Funds (the AIM Funds). The AIM Funds own mortgage investments which are substantially similar to those owned by CRIIMI MAE and CRI Liquidating. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges among the AIM Funds from 2.9% to 4.9%) from each of the AIM Funds. In addition, CRIIMI MAE owns indirectly a limited partnership interest in AIM Acquisition Partners, L.P.,
(AAP) an entity that provides advisory services to the AIM Funds. The general partner of AAP is AIM Acquisition Corporation (AIM Acquisition), an unaffiliated entity, and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc., and CRI/AIM Investment Limited Partnership, a limited partnership formed by CRI and CRIIMI MAE. As discussed below, CRI has guaranteed that CRIIMI MAE will receive an annual distribution of at least $700,000 in connection with its investment in CRI/AIM Investment Limited Partnership.


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


     Dividends -- During 1994, CRIIMI MAE increased its quarterly dividend to $0.29 per share, or $1.16 per share for the year. During the four consecutive quarters of 1993, CRIIMI MAE paid dividends of $0.28 per share. CRIIMI MAE's objective is to pay a stable quarterly dividend and to increase the tax basis income over time, and thereby increase the quarterly dividend. However, the rise in short-term interest rates during the past year has significantly increased CRIIMI MAE's interest expense which results in reduced net income and, ultimately, dividend distributions. Consequently, in March 1995, the Board of Directors declared a first quarter 1995 dividend of $0.225 per share. The anticipated dividend level for 1995 of $0.90 per share includes assumptions regarding interest rates, the amount and timing of investments in subordinated securities, and other factors. The assumption regarding interest rates is that short-term interest rates would, on average, remain at the levels of early March 1995. While a sustained period of higher short-term interest rates could reduce the dividend, the adverse effects of such an increase in interest rates would be limited by CRIIMI MAE's interest rate caps, as discussed below. The estimated dividend level also assumes that during 1995 CRIIMI MAE will invest approximately $62 million in subordinated securities with terms that are similar to the $39 million of subordinated securities that CRIIMI MAE purchased in 1994. The dividend estimate for 1995 does not include any of the anticipated effect of CRIIMI MAE's proposed merger.


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


     As previously discussed, the Adviser is actively pursuing a new investment program in subordinated securities. While the Adviser believes the investments in subordinated securities are attractive investment opportunities on a risk-adjusted basis, changes in interest rates have an impact on the value of the subordinated securities and the cost to finance these transactions. As discussed above in relation to all of CRIIMI MAE's mortgage investments, changes in interest rates can increase or decrease the value of the subordinated securities. Given that CRIIMI MAE intends to hold these investments to maturity, the most significant impact of this potential change in value is on the collateral requirements under the debt facilities. The Adviser continually monitors the collateral requirements under the repurchase agreements which were used to finance the purchases of the rated tranches to ensure that adequate collateral exists to meet these requirements. The Adviser also monitors the overall level of interest rate hedge agreements in place to ensure that all debt, including that entered into in connection with the subordinated securities, is adequately hedged against substantial increases in interest rates. It is anticipated that investments in subordinated securities will comprise the majority of CRIIMI MAE's new business activity during 1995. While investments of this type are not expected to exceed 10% of CRIIMI MAE's total consolidated asset base during 1995, CRIIMI MAE's board of directors has authorized investments of up to 20% of total consolidated assets in other mortgage investments which are not federally insured or guaranteed. The Adviser also believes that if the proposed merger of CRIIMI MAE with CRI's Mortgage Businesses is approved (see discussion under "Proposal to Become Self-Managed and Self-Administered"), CRIIMI MAE's overall return will be less interest rate sensitive. The income which is anticipated to be derived from the proposed merger is primarily fee based, in the form of servicing fees, origination fees and advisory fees. While origination fees may decline in a rising interest rate environment, servicing fees are expected to become more stable in a rising interest rate environment as the likelihood of prepayments or refinancings decrease with higher rates. The potential loss of servicing fees as loans prepay or refinance in a period of declining interest rates is expected to be offset by the savings CRIIMI MAE would have on its cost of borrowing.


     CRIIMI MAE has sought to enhance the return to its shareholders through the use of leverage. Nevertheless, CRIIMI MAE's use of leverage carries with it the risk that the cost of borrowings could increase without a corresponding increase in the return on its mortgage investments, which could result in reduced net income and thereby reduce the return to shareholders. To partially limit the adverse effects of rising interest rates, CRIIMI MAE has entered into a series of interest rate hedging agreements. (See "Interest Rate Hedge Agreements" for a further discussion.) The flexibility in CRIIMI MAE's leverage is dependent upon the levels of unencumbered assets, which, as discussed above, are inherently linked to prevailing interest rates. CRIIMI MAE's ability to extend or refinance debt facilities upon maturity will depend on a number of variables including, among other things, CRIIMI MAE's financial condition and its current and projected results from operations which are impacted by changes in interest rates. The Adviser continuously monitors CRIIMI MAE's outstanding borrowings and hedging techniques in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

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

                                                                                 Current
                                                                                  Rate
                       Amount       % of Purchase          Base                 (including
Pool      Tranche     Financed      Price Financed         Rate       Spread      Spread)        Term
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

INTEREST RATE HEDGE AGREEMENTS


     CRIIMI MAE has entered into a series of interest rate hedging agreements to partially limit the adverse effects of rising interest rates on its aggregate borrowings. The following hedge agreements with an aggregate notional amount of approximately $709 million were in place at December 31, 1994:



    Hedging                Notional
   Instrument               Amount             Effective Date          Maturity Date      Floor     Cap      Index(c)
----------------        --------------      --------------------      -----------------   ------   -------   --------
Collar (e)              $ 30,000,000        March 7, 1990             March 7, 1995       8.375%   10.125%     CP
Collar (e)                20,000,000        March 30, 1990            March 30, 1995      8.375%   10.125%     CP
Collar (e)                30,000,000        July 8, 1990              February 8, 1995    8.625%   10.625%     CP
Accreting Collar(e)(f)    35,000,000        July 9, 1990              July 9, 1995        8.750%   10.500%     CP
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

(a) Approximately $4.5 million and $3.6 million of costs were incurred during 1993 and 1994, respectively, in connection with the purchase of interest rate hedge agreements. These costs are being amortized using the effective interest method over the term of the interest rate hedge agreements for financial statement purposes and in accordance with the regulations under Internal Revenue Code Section 446 with respect to notional principal contracts for tax purposes.
(b) On May 24, 1993, CRIIMI MAE and the counterparty to the collar, CIBC, terminated the floor on this former collar. In consideration of such termination, CRIIMI MAE paid CIBC approximately $2.3 million. This amount was deferred on the accompanying consolidated balance sheets as the underlying debt being hedged is still outstanding. This amount will be amortized for the period from May 24, 1993 through May 26, 1996. CRIIMI MAE amortized approximately $.5 million and $.8 million of this deferred amount in the accompanying consolidated statements of income for the years ended December 31, 1993 and 1994, respectively. Additionally, certain costs incurred during 1991 in connection with an extinguishment of debt which was financed with proceeds from a replacement facility, were deferred and are being amortized using the effective interest method over the life of the replacement facility. CRIIMI MAE amortized approximately $2.5 million and $1.6 million of such costs, during 1993 and 1994, respectively. As of December 31, 1994, the unamortized balance of such costs was approximately $630,000.
(c)  The hedges are based either on the 30-day Commercial Paper Composite Index
     (CP), three-month LIBOR, or one-month LIBOR.
(d) The notional amount of these hedges amortize based on the expected paydown schedule of the Bank Term Loan. The average notional amount of these hedges is expected to be $25,540,441, $3,383,118, $18,959,559 and
     $2,710,633, respectively, during 1995.
(e) Total payments to the counterparty during 1993 and 1994 amounted to $8.2 million and $5.0 million, respectively, and were included in interest expense in the accompanying consolidated statements of income.
(f) The accreting collar increased on a monthly basis from an original notional amount of $10 million in July 1990 to a final notional amount of $35 million in December 1990. The notional amount will remain at $35 million from December 1990 until maturity in July 1995. This is in contrast to CRIIMI MAE's other collars for which the notional amount is generally constant over the term of the collar agreement.

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


     CRIIMI MAE is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate hedge agreements should interest rates exceed the caps. However, the Adviser does not anticipate nonperformance by any of the counterparties, each of which has long-term debt ratings of A or above by Standard and Poor's and A3 or above by Moody's. The Adviser does not intend to liquidate any of CRIIMI MAE's hedge instruments; however, the Adviser believes that these instruments are highly liquid. The hedges could be sold or transferred with the consent of the counterparty. Management does not believe that this consent would be withheld. Although none of CRIIMI MAE's hedge instruments are exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.


     Although CRIIMI MAE expects the overall average life of its mortgage investments to exceed ten years, CRIIMI MAE's hedging agreements range in initial maturity from 3 to 5 years, principally because of the high cost of hedging instruments with maturities greater than 5 years. As of December 31, 1994, the average remaining term of these hedging agreements is approximately
2.2 years. Because CRIIMI MAE's mortgage investments have fixed interest rates, upon expiration of CRIIMI MAE's collar and cap agreements, CRIIMI MAE will have interest rate risk to the extent interest rates increase on its variable rate borrowings unless the hedges are replaced or other steps are taken to mitigate this risk. The Adviser continues to review its debt and asset/liability hedging techniques in order to minimize the impact of interest rate risk.

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

     Mortgage investment income increased approximately $16.8 million or 33.4% to approximately $67.0 million for the year ended December 31, 1994 from approximately $50.3 million for the year ended December 31, 1993. This increase was principally due to an increase in mortgage investments, net of dispositions, resulting from acquisitions of Government Insured Multifamily Mortgages and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued


advances on Government Insured Construction Mortgages of approximately
$219 million and $141 million during 1993 and 1994, respectively, which were principally funded by proceeds from the Master Repurchase Agreements and the Equity Offering described above.


     Income from investment in subordinated securities increased to approximately $976,000 in 1994 as a result of the acquisition of subordinated securities at a purchase price of approximately $39 million during the year.


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


     Interest expense increased approximately $11.2 million or 40.1% to approximately $39.2 million for the year ended December 31, 1994 from approximately $28.0 million for the year ended December 31, 1993. This increase was principally a result of additional net amounts borrowed during 1993 and 1994 under CRIIMI MAE's financing facilities of $231 million and $148 million, respectively, and an increase in short term interest rates. This increase was partially offset by interest savings due to the termination of the interest rate swap and the buyout of the floor on a $25 million notional amount collar during 1993, as discussed below.


     Other operating expenses decreased approximately $6.3 million or 45.6% to approximately $7.5 million for the year ended December 31, 1994 from approximately $13.7 million for the year ended December 31, 1993. This variance was primarily attributable to the expense related to the termination of an interest rate swap of $4.9 million in 1993. Also contributing to the decrease were decreases in general and administrative expenses and an adjustment to the provision for settlement of litigation, as discussed below. Partially offsetting these changes were increases in fees paid to related party and mortgage servicing fees, as discussed below.


     Total fees to related party, as presented on the consolidated statements of income, are comprised of annual fees and incentive fees paid to the Adviser.
The Adviser receives annual fees for managing the portfolios of CRIIMI MAE and CRI Liquidating, as described below.

     The Adviser earns an annual fee and a master servicing fee as compensation for services provided in managing CRIIMI MAE's mortgage portfolio. The annual fee is equal to 0.375% of average invested assets invested in Additional Mortgage Investments (defined as mortgages acquired by CRIIMI MAE after the CRIIMI Merger), payable quarterly. The master servicing fee is included in the annual fee as presented on the accompanying Consolidated Statement of Income. The Adviser earns this fee in return for services provided in overseeing the servicing of the Additional Mortgage Investments. The master servicing fee is equal to 0.025% annually of the outstanding face balance of the Additional Mortgage Investments, payable quarterly.



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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued


     Additionally, the Adviser earns a mortgage selection fee for analyzing, evaluating and structuring Additional Mortgage Investments. The mortgage selection fee equals 0.75% of amounts invested in Additional Mortgage Investments. Mortgage selection fees paid to the Adviser are capitalized and amortized over the term of the related Additional Mortgage Investment using the effective interest method. The Adviser is also entitled to receive one-half of the fees paid to CRIIMI MAE by the owner or developer of a property underlying a participating mortgage investment, provided that the interest rate on the base mortgage investment is at least equal to the prevailing market interest rate for similar base mortgage investments coupled with investments in limited partnerships (no fees have been earned since inception).


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


     The Adviser is also entitled to certain incentive fees (the CRI Liquidating Incentive Fees) in connection with the disposition of certain mortgage investments. Like the CRI Liquidating Annual Fee, the CRI Liquidating Incentive Fees are calculated separately with respect to mortgage investments transferred in the CRIIMI Merger by CRIIMI I and CRIIMI II. No CRI Liquidating Incentive Fees are payable with respect to mortgage investments transferred by CRIIMI III.


     During any quarter in which either the carryover CRIIMI I or CRIIMI II target yields have been achieved on a cumulative basis and the Adviser has been paid any deferred amounts of the CRI Liquidating Annual Fee, the Incentive Fee will equal approximately 9.08% of net disposition proceeds representing the financial statement gain on the related CRIIMI I or CRIIMI II mortgage investments disposed.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued


     Total fees to related party increased approximately $1.1 million or 38.5% to approximately $3.8 million for the year ended December 31, 1994 from approximately $2.7 million for the year ended December 31, 1993. This increase was the result of increases in the CRIIMI MAE incentive and annual fees during the year ended December 31, 1994, as discussed below. Annual fees increased approximately $763,000 or 30.5% to approximately $3.3 million for the year ended December 31, 1994 from approximately $2.5 million for the year ended December 31, 1993. This increase was primarily due to increased acquisitions of approximately $141 million of mortgages and other mortgage investments and advances on Government Insured Construction Mortgages, net of Mortgage disposition. Partially offsetting this increase in annual fees for the year ended December 31, 1994 as compared to the same period in 1993, was a reduction of approximately $413,000 in the base component of the annual fees payable by CRI Liquidating resulting from mortgage dispositions during 1994 and 1993, as well as a reduction in the base component of the CRI Liquidating annual fee from .25% to .125% of average invested assets formerly held by CRIIMI III. Also offsetting this increase in annual fees for this period was a reduction in the deferred component of approximately $125,033 of the CRI Liquidating annual fee.



The CRIIMI MAE incentive fee increased approximately $284,000 or 132.6% to approximately $498,000 for the year ended December 31, 1994 from approximately $214,000 for the year ended December 31, 1993. This increase was primarily attributable to the increase in CRIIMI MAE's net income from additional mortgage investments during the year ended December 31, 1994 as a result of the increase in mortgage investment income and the decrease in other operating expenses, as discussed above. Also contributing to the increase was the recognition of a tax basis gain of approximately $937,000 in connection with the prepayment of the mortgage on Williamstown Apartments.


     General and administrative expenses decreased approximately $501,000 or 13.2% to approximately $3.3 million in 1994 from approximately $3.8 million 1993. This decrease was primarily attributable to a decrease in professional services as a result of the settlement of litigation, as discussed below.


     Mortgage servicing fees increased approximately $151,000 or $30.9% to approximately $641,000 in 1994 from approximately $490,000 in 1993. This increase is attributable to the increase in net mortgage acquisitions during 1993 and 1994.

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


     Mortgage investment income increased $4.4 million or 9.4% to $50.3 million for 1993 from $45.9 million for 1992. This increase was due principally to an increase in mortgage investments, net of dispositions, resulting from acquisitions and advances on Government Insured Construction Mortgages of approximately $219 million during 1993 which were funded principally by proceeds from the Master Repurchase Agreements.


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


     Other operating expenses increased $1.1 million or 32.4% to $4.6 million in 1993 from $3.5 million in 1992. This increase was attributable primarily to legal fees of approximately $800,000 incurred in connection with certain litigation as described below in "Other Events." Also contributing to the increase in other operating expenses was an increase in general and administrative expenses due primarily to increased mortgage acquisition and disposition activities, the increase in costs to produce CRIIMI MAE's 1992 Annual Report to Shareholders due to its increased size and mailing costs, and the recognition of costs of approximately $21,000 incurred in connection with CRIIMI MAE's reincorporation as a Maryland corporation which was effective in July 1993.


     Fees to related party increased $0.5 million or 21.3% to $2.7 million for 1993 from $2.2 million for 1992. This increase was due primarily to an increase in annual fees and incentive fees during 1993, as discussed below. Annual fees increased $0.4 million or 20.6% to $2.5 million for 1993 from $2.1 million for 1992. This increase was primarily due to increased CRIIMI MAE mortgage assets, including advances on Government Insured Construction Mortgages. Also contributing to the increase for 1993 was the payment by CRI Liquidating in 1993, of the deferred component of the annual fee due to specific performance goals being met, which included the payment of the deferred component for the second half of 1992 of $86,395. Partially offsetting the increase in annual fees for 1993 was a reduction in the mortgage base, which is a component used in determining the annual fees payable by CRI Liquidating, of approximately
$54 million. The mortgage base has been decreasing as CRI Liquidating effects its business plan to liquidate by 1997.


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


     Total expenses increased $11.7 million or 38.6% to $41.8 million for 1993 from $30.1 million for 1992. This increase was principally due to costs incurred to terminate an interest rate swap of approximately $4.9 million, an increase in interest expense of approximately $3.6 million and the recognition of a provision for settlement of litigation of $1.5 million described below in "Other Events."


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


     CRIIMI MAE and CRI Liquidating were formed in 1989 to effect the merger into CRI Liquidating (the CRIIMI Merger) of three federally insured mortgage funds sponsored by C.R.I., Inc. (CRI), a Delaware corporation formed in 1974 and an affiliate of CRIIMI MAE's adviser, as discussed below: CRI Insured Mortgage Investments Limited Partnership (CRIIMI I); CRI Insured Mortgage Investments II, Inc. (CRIIMI II); and CRI Insured Mortgage Investments III Limited Partnership (CRIIMI III; and, together with CRIIMI I and CRIIMI II, the CRIIMI Funds). The CRIIMI Merger was effected to provide certain potential benefits to investors in the CRIIMI Funds, including the elimination of unrelated business taxable income for certain tax-exempt investors, the diversification of investments, the reduction of general overhead and administrative costs as a percentage of assets and total income and the simplification of tax reporting information. In the CRIIMI Merger, which was approved by investors in each of the CRIIMI Funds and subsequently consummated on November 27, 1989, investors in the CRIIMI Funds received, at their option, shares of CRI Liquidating common stock or shares of CRIIMI MAE common stock.


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


     CRIIMI MAE and CRI Liquidating are governed by a board of directors, a majority of whom are independent directors. The Board of Directors of CRIIMI MAE and CRI Liquidating has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser), an affiliate of CRI, to act in the capacity of adviser to CRIIMI MAE and CRI Liquidating. The Adviser's general partner is CRI and its operations are conducted by CRI's employees. The limited partners include William B. Dockser and H. William Willoughby, who are the sole stockholders of CRI and who are also executive officers and directors of CRIIMI MAE and a former stockholder of CRI. The combined interests of CRI, William B. Dockser and H. William Willoughby represent substantially all of the general and limited partner interests in the Adviser. Additionally, CRIIMI MAE's and CRI Liquidating's other executive officers are senior executive officers of CRI.
The Adviser manages CRIIMI MAE's portfolio of Government Insured Multifamily Mortgages and other assets with the goal of maximizing CRIIMI MAE's value, and conducts CRIIMI MAE's day-to-day operations. Under an advisory agreement between CRIIMI MAE and the Adviser, the Adviser and its affiliates receive certain fees and expense reimbursements.


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


     On September 6, 1991, CRIIMI MAE, through its wholly owned subsidiary CRIIMI, Inc., acquired from Integrated Resources, Inc. (Integrated) all of the general partnership interests in four publicly held limited partnerships known as the American Insured Mortgage Investors Funds (the AIM Funds). The AIM Funds own mortgage investments which are substantially similar to those owned by CRIIMI MAE and CRI Liquidating. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges among the AIM Funds from 2.9% to 4.9%) from each of the AIM Funds. In addition, CRIIMI MAE owns indirectly a limited partnership interest in an entity that provides advisory services to the AIM Funds in respect of which CRIIMI MAE receives a guaranteed return each year (see also Note 3).


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


     INTEREST RATE HEDGE AGREEMENTS
           All of CRIIMI MAE's interest rate hedge agreements represent derivatives entered into to reduce CRIIMI MAE's exposure to interest rate risk. All of the agreements qualify for hedge accounting and as such costs incurred to purchase these agreements are amortized over the interest rate agreement term. In the event that interest rate hedge agreements are terminated, the associated gain or loss is deferred over the remaining term of the agreement, provided that the underlying hedged asset or liability still exists. Amounts to be paid or received under interest rate hedge agreements are accrued currently and are netted for financial statement presentation purposes.


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
                                                     ============         ============       =============

(a)  Included in the accompanying consolidated statements of income.
(b) Included as deferred costs on the accompanying consolidated balance sheets and amortized over the expected mortgage life.
(c) Included as general and administrative expenses on the accompanying consolidated statements of income.
(d) Included as income from investment in insured mortgage funds and advisory partnership, before amortization, on the accompanying consolidated statements of income.
(e) Included as a reduction of investment in insured mortgage funds and advisory partnership on the accompanying consolidated balance sheets.
(f) Netted with gains on mortgage dispositions on the accompanying consolidated statements of income.
(g) As a result of reaching the Carryover CRIIMI I Target Yield during 1994 and 1993, CRI Liquidating paid deferred annual fees of $118,659 for 1994 and $330,087 for 1993. The amount paid in 1993 included deferred annual fees of $86,395 from 1992.
(h) As of June 1, 1993, pursuant to the First Amendment to the CRI Insured Mortgage Association, Inc. Advisory Agreement, CRI guaranteed that CRIIMI MAE would receive an annual distribution from CRI/AIM Investment Limited Partnership of $700,000. CRIIMI MAE was granted the right to reduce the amounts paid to the Adviser by the difference between the guaranteed $700,000 distribution and the amount actually paid to CRIIMI MAE by CRI/AIM Investment Limited Partnership. As such, the amounts paid to the Adviser for the year ended December 31, 1994 were reduced by $312,222, and the amounts paid to the Adviser for the year ended December 31, 1993 were reduced by $101,859, which represents the difference between the guaranteed distribution for the period and the amount actually paid to CRIIMI MAE. Additionally, during 1993 CRIIMI MAE was paid $199,805 by CRI in connection with the guaranteed distribution.

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

     As discussed in Note 1, in connection with the proposed transaction in which CRIIMI MAE would become a self-managed and self-administered REIT, CRIIMI MAE would acquire the CRI Mortgage

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Transactions with Related Parties - Continued


Businesses. If this transaction is approved by the special committee of independent directors and the stockholders, all payments made by CRIIMI MAE under the Advisory Agreement to the Adviser and to CRI would cease upon the consummation of the transaction and CRIIMI MAE would no longer have a guaranteed $700,000 distribution in connection with its investment in the AIM Funds from CRI/AIM Investment Limited Partnership, an affiliate of CRI. Although expense reimbursements to CRI by CRIIMI MAE would no longer be made, CRIIMI MAE would incur these expenses directly.


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


     On September 6, 1991, CRIIMI MAE, through its wholly owned subsidiary CRIIMI, Inc., acquired from Integrated Resources, Inc. (Integrated) all of the general partnership interests in four publicly held limited partnerships known as the American Insured Mortgage Investors Funds (the AIM Funds). The AIM Funds own mortgage investments which are substantially similar to those owned by CRIIMI MAE and CRI Liquidating. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges among the AIM Funds from 2.9% to 4.9%) from each of the AIM Funds. In addition, CRIIMI MAE owns indirectly a limited partnership interest in AIM Acquisition Partners, L.P.
(AAP), an entity that provides advisory services to the AIM Funds. The general partner of AAP is AIM Acquisition Corporation (AIM Acquisition), an unaffiliated entity, and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc., and CRI/AIM Investment Limited Partnership, a limited partnership formed by CRI and CRIIMI MAE. As discussed above, CRI has guaranteed that CRIIMI MAE will receive an annual distribution of at least $700,000 in connection with its investment in CRI/AIM Investment Limited Partnership.

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
                                                           9.250%

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Investment in Mortgages - Continued

                                                                         Mortgage       Mortgage       Mortgage
                                             Carrying                   Investment     Investment     Investment
                               Face          Value of      Effective      Income         Income         Income           Final
                             Amount of       Mortgages     Interest       Earned         Earned         Earned         Maturity
                           Mortgages(B)     (A),(C),(D)      Rate         in 1992        in 1993        in 1994          Date
                           -------------   -------------   ---------   ------------   ------------   ------------   ---------------
GNMA Mortgage-
Backed Securities
-----------------
Discount
--------
Other
 (2 mortgages)             $  4,148,517    $   4,088,958     8.458%-   $         --   $         --    $   175,671   December 2022 -
                                                             8.627%                                                   June 2034
Near Par or Premium
-------------------
San Jose South               29,709,700       29,973,553     7.656%-             --         11,479      2,157,217   October 2023
Somerset Park                29,993,364       30,567,453     7.407%              --        734,515      2,197,079   July 2028
Other
 (113 mortgages)            419,703,851      422,144,582     7.114%-      7,148,300     13,517,932     29,112,289   August 2015 -
                                                            10.935%                                                   November 2034

Sub-Total                  ------------     ------------               ------------   ------------   ------------
 CRIIMI MAE
 directly held             $699,806,893     $703,215,753               $ 14,972,749   $ 24,637,569   $ 50,604,020
                           ------------     ------------               ------------   ------------   ------------

CRI Liquidating
---------------
FHA-Insured Loans
-----------------
Discount
--------
Other
 (38 mortgages)            $152,614,384     $139,416,004     8.350%-   $ 12,563,285   $ 12,483,996   $ 12,374,796   September 2012 -
                                                            12.480%                                                   March 2025
Near Par or Premium
-------------------
Other (5 mortgages)          11,581,234       11,871,525     9.220%-      1,151,149      1,143,151      1,134,337   February 2023 -
                                                            10.790%                                                   June 2025

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Investment in Mortgages - Continued


                                                                          Mortgage       Mortgage       Mortgage
                                              Carrying                   Investment     Investment     Investment
                                Face          Value of      Effective      Income         Income         Income           Final
                              Amount of       Mortgages     Interest       Earned         Earned         Earned         Maturity
                            Mortgages(B)     (A),(C),(D)      Rate         in 1992        in 1993        in 1994          Date
                            -------------   -------------   ---------   ------------   ------------   ------------   ---------------
GNMA Mortgage-
Backed Securities
-----------------
Near Par or Premium
-------------------
Other (1 mortgage)          $  2,997,210     $  3,086,047    10.14%     $    297,318   $    295,749   $    294,014   September 2022
                            ------------     ------------               ------------   ------------   ------------
Sub-total CRI
  Liquidating               $167,192,828     $154,373,576               $ 14,011,752   $ 13,922,896   $ 13,803,147
                            ------------     ------------               ------------   ------------   ------------
Total in mortgages          $866,999,721     $857,589,329               $ 28,984,501   $ 38,560,465   $ 64,407,167
                            ------------     ------------               ------------   ------------   ------------

Less CRI Liquidating's
  share of mortgage interest
  relating to investment in
  limited partnerships
  accounted for under the
  equity method                                                            (972,704)      (308,093)             --

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

(C) Reconciliations of the carrying amount of CRIIMI MAE's consolidated mortgage investments for the years ended December 31, 1993 and 1994 follow:


                                               For the year ended                 For the year ended
                                               December 31, 1993                  December 31, 1994
                                        -----------------------------      ------------------------------
Balance at beginning of year                             $472,963,233                        $741,591,085

Additions during year:
  Purchases                                               312,654,818                         235,758,541
  Amortization of discount                                  1,307,072                             979,054
  Unrealized gains on mortgage
    investments                                            51,349,764                                  --

Deductions during year:
  Principal payments                    $  4,527,816                       $  6,107,350
  Mortgage dispositions                   92,114,681                         81,437,533

  Adjustments to unrealized
    gains on mortgage investments                 --                         32,592,066
  Unrealized losses on mortgage
    investments                                   --                            505,022
  Accretion of premium                        41,305       96,683,802            97,380       120,739,351
                                        -------------    ------------      ------------      ------------
Balance at end of year                                   $741,591,085                        $857,589,329
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

     The following table sets forth certain information concerning dispositions of Government Insured Multifamily Mortgages by CRIIMI MAE and CRI Liquidating for the past three years:

                                                                      Net Gain/(Loss)
                                                                      Recognized for      Net Gain/(Loss)
                                                                        Financial           Recognized
                              Type of Dispositions                      Statement             For Tax
Year                Assignment(1)   Sale     Prepayment     Total       Purposes             Purposes(3)
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


6.   Investment in Subordinated Securities - Continued

     The following table summarizes information related to these investments:

                                                       Original              Amortized
                                       Face            Purchase                 Cost                   Anticipated
   Pool            Tranche            Amount            Price         (as of December 31, 1994)     Yield to Maturity (1)
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


                                                                                           Current
                                                                                            Rate
                           Amount       % of Purchase         Base                       (including
Pool        Tranche        Financed    Price Financed         Rate          Spread         Spread)          Term
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


     As previously discussed, the Adviser is actively pursuing a new investment program in subordinated securities. While the Adviser believes the investments in subordinated securities are attractive investment opportunities on a risk-adjusted basis, changes in interest rates have an impact on the value of the subordinated securities and the cost to finance these transactions. As discussed above in relation to all of CRIIMI MAE's mortgage investments, changes in interest rates can increase or decrease the value of the subordinated securities. Given that CRIIMI MAE intends to hold these investments to maturity, the most significant impact of this potential change in value is on the collateral requirements under the debt facilities. The Adviser continually monitors the collateral requirements under the repurchase agreements which were used to finance the purchases of the rated tranches to ensure that adequate collateral exists to meet these requirements. The Adviser also monitors the overall level of interest rate hedge agreements in place to ensure that all debt, including that entered into in connection with the subordinated securities, is adequately hedged against substantial increases in interest rates. It is anticipated that investments in subordinated securities will comprise the majority of CRIIMI MAE's new business activity during 1995. While investments of this type are not expected to exceed 10% of CRIIMI MAE's total consolidated asset base during 1995, CRIIMI MAE's board of directors has authorized investments of up to 20% of total consolidated assets in other mortgage investments which are not federally insured or guaranteed. The Adviser also believes that if the proposed merger of CRIIMI MAE with CRI's Mortgage Businesses is approved (see Note 1), CRIIMI MAE's overall return will be less interest rate sensitive. The income which is anticipated to be derived from the proposed merger is primarily fee based, in the form of servicing fees, origination fees and advisory fees. While origination fees may decline in a rising interest rate environment, servicing fees are expected to become more stable in a rising interest rate environment as the likelihood of prepayments or refinancings decrease with higher rates. The potential loss of servicing fees as loans prepay or refinance in a period of declining interest rates is expected to be offset by the savings CRIIMI MAE would have on its cost of borrowing.


     CRIIMI MAE has sought to enhance the return to its shareholders through the use of leverage. Nevertheless, CRIIMI MAE's use of leverage carries with it the risk that the cost of borrowings could increase without a corresponding increase in the return on its mortgage investments, which could result in reduced net income and thereby reduce the return to shareholders. To partially limit the adverse effects of rising interest rates, CRIIMI MAE has entered into a series of interest rate hedging agreements, as discussed in Note 11. The flexibility in CRIIMI MAE's leverage is dependent upon the levels of unencumbered assets, which, as discussed above, are inherently linked to prevailing interest rates. CRIIMI MAE's ability to extend or refinance debt facilities upon maturity will depend on a number of variables including, among other things, CRIIMI MAE's financial condition and its current and projected results from operations which are impacted by changes in interest rates. The Adviser continuously monitors CRIIMI MAE's outstanding borrowings and hedging techniques in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Interest Rate Hedge Agreements


     CRIIMI MAE has entered into a series of interest rate hedging agreements to partially limit the adverse effects of rising interest rates on its aggregate borrowings. The following hedge agreements with an aggregate notional amount of approximately $709 million were in place at December 31, 1994:




    Hedging              Notional
   Instrument             Amount          Effective Date         Maturity Date        Floor          Cap           Index(c)
-------------------    ------------       ---------------       ----------------      ------        -------        --------

Collar(e)              $ 30,000,000       March 7, 1990         March 7, 1995         8.375%        10.125%          CP
Collar(e)                20,000,000       March 30, 1990        March 30, 1995        8.375%        10.125%          CP
Collar(e)                30,000,000       July 8, 1990          February 8, 1995      8.625%        10.625%          CP
Accreting Collar(e)(f)   35,000,000       July 9, 1990          July 9, 1995          8.750%        10.500%          CP
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

(a) Approximately $4.5 million and $3.6 million of costs were incurred during 1993 and 1994, respectively, in connection with the purchase of interest rate hedge agreements. These costs are being amortized using the effective interest method over the term of the interest rate hedge agreements for financial statement purposes and in accordance with the regulations under Internal Revenue Code Section 446 with respect to notional principal contracts for tax purposes.
(b) On May 24, 1993, CRIIMI MAE and the counterparty to the collar, CIBC, terminated the floor on this former collar. In consideration of such termination, CRIIMI MAE paid CIBC approximately $2.3 million. This amount was deferred on the accompanying consolidated balance sheets as the underlying debt being hedged is still outstanding. This amount will be amortized for the period from May 24, 1993 through May 26, 1996. CRIIMI MAE amortized approximately $.5 million and $.8 million of this deferred amount in the accompanying consolidated statements of income for the years ended December 31, 1993 and 1994, respectively. Additionally, certain costs incurred during 1991 in connection with an extinguishment of debt which was financed with proceeds from a replacement facility, were deferred and are being amortized using the effective interest method over the life of the replacement facility. CRIIMI MAE amortized approximately $2.5 million and $1.6 million of such costs, during 1993 and 1994, respectively. As of December 31, 1994, the unamortized balance of such costs was approximately $630,000.
(c)  The hedges are based either on the 30-day Commercial Paper Composite Index
     (CP), three-month LIBOR, or one-month LIBOR.
(d) The notional amount of these hedges amortize based on the expected paydown schedule of the Bank Term Loan. The average notional amount of these hedges is expected to be $25,540,441, $3,383,118, $18,959,559 and
     $2,710,633, respectively, during 1995.
(e) Total payments to the counterparty during 1993 and 1994 amounted to $8.2 million and $5.0 million, respectively, and were included in interest expense in the accompanying consolidated Statements of Income.
(f) The accreting collar increased on a monthly basis from an original notional amount of $10 million in July 1990 to a final notional amount of $35 million in December 1990. The notional amount will remain at $35 million from December 1990 until maturity in July 1995. This is in contrast to CRIIMI MAE's other collars for which the notional amount is generally constant over the term of the collar agreement.

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


     CRIIMI MAE is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate hedge agreements should interest rates exceed the caps. However, the Adviser does not anticipate nonperformance by any of the counterparties, each of which has long-term debt ratings of A or above by Standard and Poor's and A3 or above by Moody's. The Adviser does not intend to liquidate any of CRIIMI MAE's hedge instruments; however, the Adviser believes that these instruments are highly liquid. The hedges could be sold or transfered with the consent of the counterparty. Management does not believe that this consent would be withheld. Although none of CRIIMI MAE's hedge instruments are exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.



     Although CRIIMI MAE expects the overall average life of its mortgage investments to exceed ten years, CRIIMI MAE's hedging

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Interest Rate Hedge Agreements - Continued

agreements range in initial maturity from 3 to 5 years, principally because of the high cost of hedging instruments with maturities greater than 5 years. As of December 31, 1994, the average remaining term of these hedging agreements is approximately 2.2 years. Because CRIIMI MAE's mortgage investments have fixed interest rates, upon expiration of CRIIMI MAE's collar and cap agreements, CRIIMI MAE will have interest rate risk to the extent interest rates increase on its variable rate borrowings unless the hedges are replaced or other steps are taken to mitigate this risk. The Adviser continues to review its debt and asset/liability hedging techniques in order to minimize the impact of interest rate risk.


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


     As of December 31, 1994, CRIIMI MAE was not involved in any pending or threatened litigation, claims or assessments which would have a material adverse impact on the financial statements.

DIRECTORS AND EXECUTIVE OFFICERS


                                    CRIIMI MAE
          Name                       Position                             Principal Occupation
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