Form 10-K/A
period 1994-12-31
CRIIMI MAE INC
filed 1995-04-11
CIK 847322

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

                                        CRIIMI MAE INC.

April 11, 1995                          /s/ William B. Dockser
- -------------------------               -----------------------
DATE                                    William B. Dockser
                                        Chairman of the Board and
                                          Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


April 11, 1995                          /s/ William B. Dockser
- -------------------------               -------------------------
                                        William B. Dockser
                                        Chairman of the Board and
                                          Principal Executive Officer



April 11, 1995                          /s/ H. William Willoughby
- -------------------------               -------------------------
DATE                                    H. William Willoughby
                                        Director, President and
                                          Secretary



April 11, 1995                           /s/ Cynthia O. Azzara
- -------------------------               -------------------------
DATE                                    Cynthia O. Azzara
                                        Senior Vice President, Chief Financial
                                          Officer and Principal Accounting
                                          Officer



April 11, 1995                          /s/ Garrett G. Carlson, Sr.
- -------------------------               ---------------------------
DATE                                    Garrett G. Carlson, Sr.
                                        Director

April 11, 1995                          /s/ G. Richard Dunnells
- -------------------------               -------------------------
DATE                                    G. Richard Dunnells
                                        Director

April 11, 1995                          /s/ Robert F. Tardio
- -------------------------               -------------------------
DATE                                    Robert F. Tardio
                                        Director

                              CROSS REFERENCE SHEET

     The item numbers and captions in Parts I, II, III and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:



Item                                         Referenced Materials               Page
- ----                                         --------------------          ---------------
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



Exhibit
- -------

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

     The following table sets forth certain information concerning dispositions of Government Insured Multifamily Mortgages by CRIIMI MAE and CRI Liquidating for the past three years:


                                                                                      Net Gain/(Loss)
                                                                                      Recognized for    Net Gain/(Loss)
                                                                     Aggregate          Financial         Recognized
                              Type of Dispositions                  Amortized Cost      Statement           For Tax
Year                Assignment(1)    Sale    Prepayment    Total    at Disposition      Purposes           Purposes(3)
- ----                -------------    ----    ----------    -----    ---------------   --------------    ---------------
1992-CRI Liq.              3          --         --          3      $  39,166,801     $  6,097,102      $ 11,202,237
     CRIIMI MAE            4          --         --          4          5,254,441         (363,957)         (118,498)
1993-CRI Liq.              2           5          3         10         54,050,374        8,089,840        14,938,128
     CRIIMI MAE            2          --          5          7         38,064,307         (732,095)         (650,339)
1994-CRI Liq.              3          14          2         19         54,283,735       12,553,280        18,354,125
     CRIIMI MAE           --          --          7          7         27,153,798          446,028           646,223
                         ---         ---        ---         ---     -------------     ------------      ------------
                          14(2)       19         17         50      $ 217,973,456     $ 26,090,198      $ 44,371,876
                         ===         ===        ===         ===     =============     ============      ============

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
Cap (b)                   25,000,000        May 24, 1991              May 24, 1996        N/A      9.000%      CP
Cap                       25,000,000        June 17, 1991             June 17, 1996       N/A      8.450%      CP
Cap (a)                   50,000,000        June 25, 1993             June 25, 1998       N/A      6.50%     3M LIBOR
Cap (a)                   50,000,000        July 1, 1993              June 3, 1996        N/A      6.50%     3M LIBOR
Cap (a)                   50,000,000        July 20, 1993             July 20, 1998       N/A      6.25%     3M LIBOR
Cap (a)                   50,000,000        August 10, 1993           August 10, 1997     N/A      6.00%     3M LIBOR
Cap (a)                   50,000,000        August 27, 1993           August 27, 1997     N/A      6.125%    3M LIBOR
Cap (a)                   50,000,000        November 10, 1993         November 10, 1997   N/A      6.00%     3M LIBOR
Cap (a)                   35,000,000        February 2, 1994          February 2, 1999    N/A      6.125%    1M LIBOR
Cap (a)                   50,000,000        March 15, 1994            March 15, 1997      N/A      6.375%    3M LIBOR
Cap (a)                   50,000,000        March 25, 1994            March 25, 1998      N/A      6.50%     3M LIBOR
Cap (a)                   50,000,000        October 7, 1994           October 7, 1997     N/A      6.75%     3M LIBOR
Cap (d)                   33,385,131        December 31, 1991         March 31, 1996      N/A      6.50%     3M LIBOR
Cap (d)                    6,451,291        January 15, 1993          March 29, 1996      N/A      6.50%     3M LIBOR
Cap (d)                   18,614,868        December 31, 1991         March 31, 1996      N/A      10.50%    3M LIBOR
Cap (d)                    1,048,709        March 31, 1993            December 31, 1996   N/A      10.50%    3M LIBOR
                        ------------
                        $709,499,999(g)
                        ============

(a) During 1993 and 1994, respectively, CRIIMI MAE paid approximately $4.5 million and $3.6 million to third parties in connection with the purchase of interest rate hedge agreements. These costs are being amortized using the effective interest method over the term of the interest rate hedge agreements for financial statement purposes and in accordance with the regulations under Internal Revenue Code Section 446 with respect to notional principal contracts for tax purposes.
(b) On May 24, 1993, CRIIMI MAE and the counterparty to the collar, CIBC, terminated the floor on this former collar. In consideration of such termination, CRIIMI MAE paid CIBC approximately $2.3 million. This amount was deferred on the accompanying consolidated balance sheets as the underlying debt being hedged is still outstanding. This amount will be amortized for the period from May 24, 1993 through May 26, 1996. CRIIMI MAE amortized approximately $.5 million and $.8 million of this deferred amount in the accompanying consolidated statements of income for the years ended December 31, 1993 and 1994, respectively. Additionally, certain costs incurred during 1991 in connection with an extinguishment of debt which was financed with proceeds from a replacement facility, were deferred and are being amortized using the effective interest method over the life of the replacement facility. CRIIMI MAE amortized approximately $2.5 million and $1.6 million of such costs, during 1993 and 1994, respectively. As of December 31, 1994, the unamortized balance of such costs was approximately $630,000.
(c)  The hedges are based either on the 30-day Commercial Paper Composite Index
     (CP), three-month LIBOR, or one-month LIBOR.
(d) The notional amount of these hedges amortize based on the expected paydown schedule of the Bank Term Loan. The average notional amount of these hedges is expected to be $25,540,441, $3,383,118, $18,959,559 and
     $2,710,633, respectively, during 1995.
(e) Total payments to the counterparty during 1993 and 1994 amounted to $8.2 million and $5.0 million, respectively, and were included in interest expense in the accompanying consolidated statements of income.
(f) The accreting collar increased on a monthly basis from an original notional amount of $10 million in July 1990 to a final notional amount of $35 million in December 1990. The notional amount will remain at $35 million from December 1990 until maturity in July 1995. This is in contrast to CRIIMI MAE's other collars for which the notional amount is generally constant over the term of the collar agreement.
(g) All of CRIIMI MAE's interest rate hedge agreements hedge CRIIMI MAE's borrowing costs. As of December 31, 1994, total borrowings, including outstanding commitments, under CRIIMI MAE's Master Repurchase Agreements, Revolving Credit Facility, Other Repurchase Agreements and the Bank Term Loan are hedged by the interest rate hedge agreements.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Investment in Mortgages - Continued

HISTORICAL DISPOSITIONS

     The following table sets forth certain information concerning dispositions of Government Insured Multifamily Mortgages by CRIIMI MAE and CRI Liquidating for the past three years:


                                                                                     Net Gain/(Loss)
                                                                                     Recognized for      Net Gain/(Loss)
                                                                       Aggregate       Financial           Recognized
                              Type of Dispositions                  Amortized Cost     Statement             For Tax
Year                Assignment(1)   Sale     Prepayment     Total   at Disposition     Purposes             Purposes(3)
- ----                -------------   ----     ----------     -----   --------------   --------------      ---------------

1992-CRI Liq.         3              --       --             3      $  39,166,801    $  6,097,102        $ 11,202,237
     CRIIMI MAE       4              --       --             4          5,254,441        (363,957)           (118,498)
1993-CRI Liq.         2               5        3            10         54,050,374       8,089,840          14,938,128
     CRIIMI MAE       2              --        5             7         38,064,307        (732,095)           (650,339)
1994-CRI Liq.         3              14        2            19         54,283,735      12,553,280          18,354,125
     CRIIMI MAE      --              --        7             7         27,153,798         446,028             646,223
                    ---             ---      ---            ---     -------------    ------------        ------------
                     14(2)           19       17            50      $ 217,973,456    $ 26,090,198        $ 44,371,876
                    ===             ===      ===            ===     =============    ============        ============

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
Cap (b)                  25,000,000       May 24, 1991          May 24, 1996          N/A           9.000%           CP
Cap                      25,000,000       June 17, 1991         June 17, 1996         N/A           8.450%           CP
Cap (a)                  50,000,000       June 25, 1993         June 25, 1998         N/A           6.50%          3M LIBOR
Cap (a)                  50,000,000       July 1, 1993          June 3, 1996          N/A           6.50%          3M LIBOR
Cap (a)                  50,000,000       July 20, 1993         July 20, 1998         N/A           6.25%          3M LIBOR
Cap (a)                  50,000,000       August 10, 1993       August 10, 1997       N/A           6.00%          3M LIBOR
Cap (a)                  50,000,000       August 27, 1993       August 27, 1997       N/A           6.125%         3M LIBOR
Cap (a)                  50,000,000       November 10, 1993     November 10, 1997     N/A           6.00%          3M LIBOR
Cap (a)                  35,000,000       February 2, 1994      February 2, 1999      N/A           6.125%         1M LIBOR
Cap (a)                  50,000,000       March 15, 1994        March 15, 1997        N/A           6.375%         3M LIBOR
Cap (a)                  50,000,000       March 25, 1994        March 25, 1998        N/A           6.50%          3M LIBOR
Cap (a)                  50,000,000       October 7, 1994       October 7, 1997       N/A           6.75%          3M LIBOR
Cap (d)                  33,385,131       December 31, 1991     March 31, 1996        N/A           6.50%          3M LIBOR
Cap (d)                   6,451,291       January 15, 1993      March 29, 1996        N/A           6.50%          3M LIBOR
Cap (d)                  18,614,868       December 31, 1991     March 31, 1996        N/A           10.50%         3M LIBOR
Cap (d)                   1,048,709       March 31, 1993        December 31, 1996     N/A           10.50%         3M LIBOR
                       ------------
                       $709,499,999(g)
                       ============

(a) During 1993 and 1994, respectively, CRIIMI MAE paid approximatly $4.5 million and $3.6 million to third parties in connection with the purchase of interest rate hedge agreements. These costs are being amortized using the effective interest method over the term of the interest rate hedge agreements for financial statement purposes and in accordance with the regulations under Internal Revenue Code Section 446 with respect to notional principal contracts for tax purposes.
(b) On May 24, 1993, CRIIMI MAE and the counterparty to the collar, CIBC, terminated the floor on this former collar. In consideration of such termination, CRIIMI MAE paid CIBC approximately $2.3 million. This amount was deferred on the accompanying consolidated balance sheets as the underlying debt being hedged is still outstanding. This amount will be amortized for the period from May 24, 1993 through May 26, 1996. CRIIMI MAE amortized approximately $.5 million and $.8 million of this deferred amount in the accompanying consolidated statements of income for the years ended December 31, 1993 and 1994, respectively. Additionally, certain costs incurred during 1991 in connection with an extinguishment of debt which was financed with proceeds from a replacement facility, were deferred and are being amortized using the effective interest method over the life of the replacement facility. CRIIMI MAE amortized approximately $2.5 million and $1.6 million of such costs, during 1993 and 1994, respectively. As of December 31, 1994, the unamortized balance of such costs was approximately $630,000.
(c)  The hedges are based either on the 30-day Commercial Paper Composite Index
     (CP), three-month LIBOR, or one-month LIBOR.
(d) The notional amount of these hedges amortize based on the expected paydown schedule of the Bank Term Loan. The average notional amount of these hedges is expected to be $25,540,441, $3,383,118, $18,959,559 and
     $2,710,633, respectively, during 1995.
(e) Total payments to the counterparty during 1993 and 1994 amounted to $8.2 million and $5.0 million, respectively, and were included in interest expense in the accompanying consolidated Statements of Income.
(f) The accreting collar increased on a monthly basis from an original notional amount of $10 million in July 1990 to a final notional amount of $35 million in December 1990. The notional amount will remain at $35 million from December 1990 until maturity in July 1995. This is in contrast to CRIIMI MAE's other collars for which the notional amount is generally constant over the term of the collar agreement.
(g) All of CRIIMI MAE's interest rate hedge agreements hedge CRIIMI MAE's borrowing costs. As of December 31, 1994, total borrowings, including outstanding commitments, under CRIIMI MAE's Master Repurchase Agreements, Revolving Credit Facility, Other Repurchase Agreements and the Bank Term Loan are hedged by the interest rate hedge agreements.


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