Form 10-K/A
period 1994-12-31
CRIIMI MAE INC
filed 1995-04-27
CIK 847322

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 26, 1995, 26,888,456 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
- --------------------------------------------------------------------------------

     Form 10-K Parts                             Document
     ----------------                            ---------


III                               1994 Annual Report to Shareholders filed on
                                  Form 10-K/A on April 11, 1995

                                 CRIIMI MAE INC.

                         1994 ANNUAL REPORT ON FORM 10-K/A


                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----


                                    PART III
                                    --------
Item 10.  Directors and Executive Officers
            of the Registrant. . . . . . . . . . . . . . . . . . . . .   4
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . .   5
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management. . . . . . . . . . . . . . . . . . .   5
Item 13.  Certain Relationships and Related
            Transactions . . . . . . . . . . . . . . . . . . . . . . .   5-6

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7-8

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     (a)  Identification of directors, and (e) Business experience

          Members of CRIIMI MAE's Board of Directors serve staggered three year terms. The following is a list of CRIIMI MAE's directors, their ages, positions held and the year of expiration of their term:


                                                                                                       YEAR TERM
    NAME                                       PRINCIPAL OCCUPATION                           AGE       EXPIRES
    ----                                       --------------------                           ---      ---------
William B. Dockser            Chairman of the Board of CRIIMI MAE and of CRI Liquidating      58        1995
                              since 1989; Chairman of the Board and shareholder of CRI
                              since 1974.

G. Richard Dunnells*          Director of CRIIMI MAE and of CRI Liquidating since 1991;        58        1995
                              Partner in the Washington, D.C. office and Director of the law firm of Holland & Knight since January 1994; Chairman of the
                              Washington, D.C. law firm of Dunnells & Duvall from 1989 to
                              1993; Senior Partner of such law firm from 1973 to 1993;
                              Special Assistant to the Under-Secretary and Deputy Assistant
                              Secretary for Housing and Urban Renewal and Deputy Assistant
                              Secretary for Housing Management with the U.S. Department of
                              Housing and Urban Development from 1969 to 1973; President's
                              Commission on Housing from 1981 to 1982.

H. William Willoughby         Director and Secretary of CRIIMI MAE and of CRI Liquidating      49        1996
                              since 1989; President of CRIIMI MAE and of CRI Liquidating since 1990; Director and shareholder of CRI since 1974;
                              Secretary of CRI from 1974 to 1990 and President of CRI
                              since 1990.

Garrett G. Carlson, Sr.*      Director of CRIIMI MAE and of CRI Liquidating since 1989;        58        1996
                              Chairman of the Board of SCA Realty Holdings, Inc. since 1985;
                              President of Can-American Realty Corp. and Canadian Financial
                              Corp. since 1979 and 1974, respectively; Vice Chairman of
                              Shelter Development Corporation Ltd. since 1983 and President of Garrett Real Estate Development since 1982.

Robert F. Tardio*             Director of CRIIMI MAE and of CRI Liquidating since 1989;        66        1997
                              Chairman of the Tardio Corporation from 1986 to 1995;
                              Chairman of the Board and Chief Executive Officer of Sovran
                              Bank/Maryland from April 1986 to June 1986; Chairman of the
                              Board and Chief Executive Officer of Suburban Bank, Bethesda,
                              MD, from 1979 to 1986; Independent Financial Consultant from
                              1986 to present; Director of Bell Atlantic/Maryland, Washington
                              Mutual Investors Fund (Advisory Board), AW Industries and
                              Chairman of the Washington Metropolitan Airports Authority.

- -------------------
*Unaffiliated Director

          Except as otherwise noted, based solely on its review of Forms 3 and 4 and amendments thereto furnished to CRIIMI MAE, and written representations from certain reporting persons that no Forms 5 were required for those persons, CRIIMI MAE believes that all directors, officers and beneficial owners of more than 10% of the Common Shares have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 1994. Mr. Dunnells, a director of CRIIMI MAE, did file a delinquent Form 4 solely to report an automatic purchase of CRIIMI MAE's Common Shares in his IRA account.

     (b)  Identification of executive officers, and (e) Business experience.


          EXECUTIVE OFFICERS. In addition to Messrs. Dockser and Willoughby, whose business experience is set forth above, Jay R. Cohen, 54, has served as Executive Vice President of CRIIMI MAE and of CRI Liquidating since 1989, and as Treasurer of CRIIMI MAE and of CRI Liquidating since 1990. Mr. Cohen has been Senior Vice President - Mortgages of CRI since 1983 and President of CRICO Mortgage Company, Inc., an affiliate of CRI, since 1985. Frederick J. Burchill, 46, has served as Executive Vice President of CRIIMI MAE since 1991 and as Senior Vice President of CRI since 1990. Cynthia O. Azzara, 36, has served as Chief Financial Officer of CRIIMI MAE and of CRI Liquidating since 1994 and as Senior Vice President of CRIIMI MAE and of CRI Liquidating since 1995. Ms. Azzara has served in Accounting and Finance Departments of CRI since 1985. Deborah A. Linn, 39, has served as General Counsel of CRIIMI MAE and of CRI Liquidating since 1995. Ms. Linn has served in the Office of General Counsel for CRI since 1988, serving as General Counsel since 1992. Executive officers of CRIIMI MAE are elected annually by the Board and serve at the Board's discretion.

     (c)  Identification of certain significant employees

          Not applicable


     (d) There is no family relationship between any of the directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION


          None of CRIIMI MAE's executive officers received cash compensation from CRIIMI MAE during the year ended December 31, 1994. See ITEM 13 Certain relationships and related transactions. See also Note 3 of the notes to the consolidated financial statements included in the 1994 Annual Report to Shareholders, filed on Form 10-K/A on April 11, 1995 which section is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT


          The following table sets forth certain information regarding the beneficial ownership of Common Shares as of April 7, 1995 by each director and by all officers and directors of CRIIMI MAE. Unless otherwise indicated, the voting and investment powers for the Common Shares listed are held solely by the named holder.

                                                      Percentage of
                                                      Outstanding
       Name                             Shares        Common Shares
- -------------------                 --------------    -------------
[S]                                 [C]               [C]
William B. Dockser                  231,680 (a)(b)          *
H. William Willoughby                89,681 (a)(c)          *
Garrett G. Carlson, Sr.               2,000 (d)             *
G. Richard Dunnells                   1,533                 *
Robert F. Tardio                        349                 *
Jay R. Cohen                         41,435                 *
Fredrick J. Burchill                  2,968                 *
Deborah A Linn                          516                 *
Cynthia O. Azzara                        --                 *
All Directors and Officers as
  a Group (9 persons)               367,395 (a)            1.4%


- ---------------------------
* In each case, the amount of Common Shares beneficially owned does not exceed 1% of the total number of Common Shares outstanding.

     (a) Includes 2,767 Common Shares owned by CRI, of which Messrs. Dockser and Willoughby are the sole shareholders.

     (b)  Includes 45,343 Common Shares held by Mr. Dockser's wife.

     (c)  Includes 41,700 Common Shares held by Mr. Willoughby's wife.

     (d)  Includes 1,000 Common Shares held by Mr. Carlson's wife.

          To the best of CRIIMI MAE's knowledge, as of April 7, 1995, no person owned more than 5% of the outstanding Common Shares.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others, and


     (b)  Certain business relationships.



          CRIIMI MAE has entered into an agreement (the "Advisory Agreement") with CRI Insured Mortgage Associates Adviser Limited Partnership (the "Adviser") under which the Adviser is obligated to provide administrative services for CRIIMI MAE, evaluate and negotiate voluntary dispositions of mortgage investments, conduct CRIIMI MAE's day-to-day affairs, and analyze, evaluate and structure mortgage investments. Under the Advisory Agreement, the Adviser is entitled to receive mortgage selection fees and annual fees (including the master servicing fees) based on amounts invested by CRIIMI MAE in mortgage investments and incentive fees based on the achievement of certain performance goals. The Adviser and its affiliates are also entitled to reimbursement for certain expenses incurred in connection with the operation and administration of CRIIMI MAE. Pursuant to the Advisory Agreement, in 1994, CRIIMI MAE paid the Adviser (i) mortgage selection fees of $1,570,415, (ii) annual fees (including the master servicing fees) of $2,567,101, and (iii) incentive fees of $497,675. CRI is the general partner of the Adviser, and Messrs. Dockser and Willoughby own a majority of the limited partnership interests in the Adviser. Messrs. Dockser and Willoughby are all of the shareholders and directors of CRI and Messrs. Dockser, Willoughby, Cohen and Burchill and Ms. Azzara and Ms. Linn are executive officers of CRI.

          The Advisory Agreement may be terminated by CRIIMI MAE or the Adviser for "cause" (as defined in the Advisory Agreement). If CRIIMI MAE terminates the Advisory Agreement other than for cause or the Adviser terminates the Advisory Agreement for cause, in addition to compensation otherwise due, CRIIMI MAE will be required to pay the Adviser a fee equal to the annual fee paid or payable to the Adviser with respect to the previous fiscal year.

          CRI Liquidating has entered into a similar agreement with the Adviser (the "CRI Liquidating Advisory Agreement"). Pursuant to the CRI Liquidating Advisory Agreement, in 1994, CRI Liquidating paid the Adviser annual fees of $696,342 and incentive fees of $394,812.

          Each unaffiliated director receives an aggregate fee of $12,000 per year for services as a director plus a fee of $750 (for telephonic meetings) and $1,500 (for in-person meetings) for each meeting in which they participate, including committee meetings held on days when the Board is not meeting. In addition, CRIIMI MAE reimburses directors and officers (including those affiliated with CRI) for travel and other expenses incurred in connection with their duties as directors or officers of CRIIMI MAE. Messrs. Carlson, Dunnells and Tardio were each paid $12,000 by CRIIMI MAE for their services as Unaffiliated Directors during the year ended December 31, 1994, plus traveling expenses, $1,500 per day for meetings attended and $750 per telephonic meeting in which they participated.


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


          A Special Committee of the Board, comprised of Mr. Carlson, Mr. Dunnells and Mr. Tardio, was appointed to consider whether, and on what basis, CRIIMI MAE should become self-administered and self-managed. The Special Committee met 14 times in 1994. During the year ended December 31, 1994, each Unaffiliated Director received an aggregate fee of $25,000 for services as a member of the Special Committee plus $1,500 per day for meetings attended and $750 per telephonic meeting in which they participated.




     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CRIIMI MAE INC.

April 27, 1995                          /s/ William B. Dockser
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

April 27, 1995                          /s/ William B. Dockser
- -------------------------               -------------------------
                                        William B. Dockser
                                        Chairman of the Board and
                                          Principal Executive Officer


April 27, 1995                          /s/ H. William Willoughby
- -------------------------               -------------------------
DATE                                    H. William Willoughby
                                        Director, President and
                                          Secretary


April 27, 1995                           /s/ Cynthia O. Azzara
- -------------------------               -------------------------
DATE                                    Cynthia O. Azzara
                                        Senior  Vice President, Chief Financial
                                          Officer and Principal Accounting
                                          Officer


April 27, 1995                          /s/ Garrett G. Carlson, Sr.
- -------------------------               ---------------------------
DATE                                    Garrett G. Carlson, Sr.
                                        Director

April 27, 1995                          /s/ G. Richard Dunnells
- -------------------------               -------------------------
DATE                                    G. Richard Dunnells
                                        Director

April 27, 1995                          /s/ Robert F. Tardio
- -------------------------               -------------------------
DATE                                    Robert F. Tardio
                                        Director