Form 10-Q
period 1995-03-31
CRIIMI MAE INC
filed 1995-05-15
CIK 847322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         March 31, 1995
                              --------------

Commission file number        1-10360
                              -------

                                 CRIIMI MAE INC.
- --------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

               Maryland                                  52-1622022
- ------------------------------------------        ------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

11200 Rockville Pike, Rockville, Maryland                   20852
- -----------------------------------------         ------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (301) 468-9200
- --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding as of May 11, 1995
- ---------------------------------       ----------------------------------
Common Stock, $.01 par value                         26,888,456

                                 CRIIMI MAE INC.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995


                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1995
            and December 31, 1994 . . . . . . . . . . . . .        3

          Consolidated Statements of Income - for the
            three months ended March 31, 1995 and 1994  . .        5

          Consolidated Statement of Changes in
            Shareholders' Equity - for the three months
            ended March 31, 1995  . . . . . . . . . . . . .        6

          Consolidated Statements of Cash Flows -
            for the three months ended March 31, 1995
            and 1994  . . . . . . . . . . . . . . . . . . .        7

          Notes to Consolidated Financial Statements  . . .        8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . .        26

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .        44

Signature   . . . . . . . . . . . . . . . . . . . . . . . .        45

  PART I.   FINANCIAL INFORMATION
  ITEM 1.   FINANCIAL STATEMENTS



                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                               March 31,    December 31,
                                                 1995           1994
                                             ------------   ------------
                                             (Unaudited)
Investment in mortgages, at amortized
    cost, net of unamortized discount
    and premium                              $702,836,121   $703,215,753

Investment in mortgages, at fair value        112,330,832    154,373,576

Investment in subordinated securities,
    at amortized cost, net of unamortized
    discount and premium                       39,039,043     38,858,349

Investment in insured mortgage funds
    and advisory partnership                   29,761,453     29,923,240

Cash and cash equivalents                      18,761,502      5,143,171

Receivables and other assets                    8,316,594      9,097,080

Deferred financing costs, net of accumulated
    amortization of $12,053,760 and
    $11,065,595, respectively                   7,715,690      8,632,333

Deferred costs, principally paid to related
    parties, net of accumulated amortization
    of $1,068,770 and $1,933,697,
    respectively                                6,241,909      5,806,499
                                             ------------   ------------
     Total assets                            $925,003,144   $955,050,001
                                             ============   ============


                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  March 31,    December 31,
                                                    1995           1994
                                                ------------   ------------
                                                (Unaudited)
Liabilities:
  Master Repurchase Agreements                  $509,006,771   $456,984,347
  Revolving Credit Facility                       65,000,000    115,000,000
  Other Repurchase Agreements                     25,861,126     24,891,783
  Bank Term Loan                                  12,916,880     30,371,800
  Interest payable                                 5,324,382      6,645,676
  Accounts payable and accrued expenses            1,540,054      1,497,290
                                                ------------   ------------
        Total liabilities                        619,649,213    635,390,896
                                                ------------   ------------
Minority interests in
  consolidated subsidiary                         49,976,041     69,617,184
                                                ------------   ------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock                                         --             --
  Common stock                                       268,897        262,272
  Net unrealized gains on mortgage
    investments                                   12,170,570     10,316,768
  Additional paid-in capital                     247,700,526    244,224,984
                                                ------------   ------------
                                                 260,139,993    254,804,024
Less treasury stock, at cost -
  501,274 shares                                  (4,762,103)    (4,762,103)
                                                ------------   ------------
        Total shareholders' equity               255,377,890    250,041,921
                                                ------------   ------------
        Total liabilities and shareholders'
          equity                                $925,003,144   $955,050,001
                                                ============   ============
                   The accompanying notes are an integral part
                   of these consolidated financial statements.

PAGE>5
PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                 CRIIMI MAE INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                              For the three months ended
                                                       March 31,
                                                 1995            1994
                                             ------------   -------------
Income:
  Mortgage investment income                 $ 16,815,867   $ 14,829,401
  Income from investment in subordinated
    securities                                  1,351,917             --
  Other investment income                         769,562        478,700
  Income from investment in insured
    mortgage funds and advisory partnership       564,100        610,871
                                             ------------   ------------
                                               19,501,446     15,918,972
                                             ------------   ------------
Expenses:
  Interest expense                             12,149,403      8,519,451
  Annual fee to related party                     862,259        691,212
  Incentive fee to related party                       --        217,222
  General and administrative                      952,743      1,061,526
  Amortization of deferred costs                   70,290         93,285
  Mortgage servicing fees                         146,120        119,164
                                             ------------   ------------
                                               14,180,815     10,701,860
                                             ------------   ------------
Income before mortgage dispositions             5,320,631      5,217,112

Mortgage dispositions:
  Gains                                         1,752,243     11,826,341
  Losses                                         (184,897)      (199,145)
                                             ------------   ------------
Income before minority interests                6,887,977     16,844,308

Minority interests in net income of
  consolidated subsidiary                      (1,972,580)    (6,862,258)
                                             ------------   ------------
Net income                                   $  4,915,397   $  9,982,050
                                             ============   ============
Net income per share                         $        .19   $        .47
                                             ============   ============
Weighted average shares outstanding,
  exclusive of shares held in treasury         26,267,646     21,117,599
                                             ============   ============
   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                                           CRIIMI MAE INC.
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                              For the three months ended March 31, 1995
                                                             (Unaudited)
                                                       Net
                                                    Unrealized
                                    Common Stock     Gains on     Additional                                     Total
                                        Par          Mortgage      Paid-in     Undistributed    Treasury      Shareholders'
                                       Value       Investments     Capital     Net Income         Stock         Equity
                                    ------------  -------------  ------------- -------------  -------------  -------------
Balance, December 31, 1994          $    262,272  $  10,316,768  $ 244,224,984 $          --  $ (4,762,103)  $250,041,921
Net income                                    --             --             --     4,915,397            --      4,915,397
Dividends of $0.226 per weighted
  average share                               --             --     (1,013,573)   (4,915,397)            --    (5,928,970)
Adjustment to net unrealized
  gains on mortgage investments
  of subsidiary
  and mortgages held for disposition          --       1,853,802            --            --            --      1,853,802
Shares issued                              6,625             --      4,489,115            --            --      4,495,740
                                    ------------  -------------  ------------- -------------  ------------   ------------
Balance, March 31, 1995             $    268,897  $  12,170,570  $ 247,700,526 $          --  $ (4,762,103)  $255,377,890
                                    ============  =============  ============= =============  ============   ============

                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                                    CRIIMI MAE INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                        For the three months ended
                                                                                    March 31,
                                                                           1995             1994
                                                                       ------------     ------------
Cash flows from operating activities:
  Net income                                                           $  4,915,397     $  9,982,050
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Amortization of deferred costs                                         70,290           93,285
      Amortization of deferred financing costs                              991,505        1,022,854
      Amortization of deferred AIM acquisition costs                         67,577           61,589
      Mortgage discount amortization                                       (165,512)        (258,085)
      Subordinated securities discount amortization                        (237,182)              --
      Mortgage premium accretion                                             27,122           20,590
      Gains on mortgage dispositions                                     (1,752,243)     (11,826,341)
      Losses on mortgage dispositions                                       184,897          199,145
      Equity in (income) loss from investment in limited
        partnerships                                                        (29,881)          54,372
      Minority interests in earnings of consolidated subsidiary           1,972,580        6,862,258
      Changes in assets and liabilities:
        Decrease in receivables and other assets                            747,044          196,794
        Increase (decrease) in accounts payable and accrued
          expenses                                                           42,764         (235,086)
        (Decrease) increase in interest payable                          (1,321,294)         547,954
                                                                        -----------     ------------
          Net cash provided by operating activities                       5,513,064        6,721,379
                                                                        -----------     ------------
Cash flows from investing activities:
  Purchase of mortgages and advances on construction loans               (3,847,702)     (65,414,247)
  Receipt of principal from subordinated securities                          56,488               --
  Proceeds from mortgage dispositions                                    49,720,952       59,261,700
  Receipt of mortgage principal from scheduled payments                   1,478,260        1,382,039
  Receipt of principal from investment in insured mortgage funds             94,210          323,418
  (Payment of) reduction of deferred costs                                 (480,296)         720,906
  Annual return from investment in limited partnerships                      63,323           63,373
                                                                       ------------      -----------
  Net cash provided by (used in) investing activities                    47,085,235       (3,662,811)
                                                                       ------------     ------------
Cash flows from financing activities:
  Proceeds from obligations incurred under financing facilities         185,833,569      121,175,478
  Principal payments on obligations incurred under financing
    facilities                                                         (200,296,722)    (110,267,360)
  Increase in deferred financing costs                                      (74,862)      (1,689,207)
  Dividends (including return of capital) paid to shareholders,
    including minority interests                                        (28,937,693)     (30,446,542)
  Proceeds from the issuance of common stock                              4,560,118       56,250,000
  Payment of stock issuance/offering costs                                  (64,378)      (4,050,000)
                                                                       ------------     ------------
    Net cash (used in) provided by financing activities                 (38,979,968)      30,972,369
                                                                       ------------     ------------
Net increase in cash and cash equivalents                                13,618,331       34,030,937

Cash and cash equivalents, beginning of period                            5,143,171       13,599,860
                                                                       ------------     ------------
Cash and cash equivalents, end of period                               $ 18,761,502     $ 47,630,797
                                                                       ============     ============
                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

PART I.    FINANCIAL INFORMATION
PART 1.    FINANCIAL STATEMENTS

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

     CRIIMI MAE and CRI Liquidating are governed by a board of directors, a majority of whom are independent directors. The Board of Directors of CRIIMI MAE and CRI Liquidating have engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser), an affiliate of C.R.I., Inc. (CRI), to act in the capacity of adviser to CRIIMI MAE and CRI Liquidating. The Adviser's general partner is CRI and its operations are conducted by the employees of CRICO Mortgage Company, Inc., an affiliate of CRI. The three limited partners of the Adviser include a former shareholder of CRI and William B. Dockser and H. William Willoughby, who are the sole shareholders of CRI and also executive officers and directors of CRIIMI MAE. The combined interests of CRI, William B. Dockser and H. William Willoughby represent substantially all of the general and limited partner interests in the Adviser. Additionally, CRIIMI MAE's and CRI Liquidating's other executive officers are senior executive officers of CRI.
The Adviser manages CRIIMI MAE's portfolio of Government Insured Multifamily Mortgages and other assets with the goal of maximizing CRIIMI MAE's value and conducts CRIIMI MAE's day-to-day operations. Under an advisory agreement between CRIIMI MAE and the Adviser, the Adviser and its affiliates receive certain fees and expense reimbursements.

     CRIIMI MAE's Board of Directors has determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed and self-administered REIT. As previously discussed, CRIIMI MAE's portfolio management and day-to-day operations are currently conducted by the Adviser which is affiliated with CRI.

     In September 1994, CRIIMI MAE's board formed a special committee comprised of the independent directors to evaluate a proposed merger of CRI's mortgage businesses, including the advisory business conducted on CRIIMI MAE's behalf and certain other mortgage investment, servicing, origination and advisory businesses which CRI currently conducts through various affiliates (the CRI Mortgage Businesses). The proposal calls for CRIIMI MAE to acquire the CRI Mortgage Businesses, including CRICO Mortgage Company, Inc. (CRICO) and two other CRI affiliates, by:

     - issuing a maximum of 2,761,290 shares of common stock to CRI's owners, William B. Dockser and H. William Willoughby, and certain other executive officers of CRIIMI MAE provided that at the closing of the transaction the stock issued cannot total more than $22.9 million,

     - assuming $9.1 million of outstanding debt of the CRI Mortgage Businesses, and

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

     The Board of Directors authorized CRIIMI MAE to engage Merrill Lynch, Pierce, Fenner & Smith Incorporated to act as CRIIMI MAE's financial adviser in connection with the proposed merger. The special committee of independent directors engaged Duff & Phelps Capital Markets Co. to render an opinion as to the fairness of the proposed merger to CRIIMI MAE and its public stockholders. On April 20, 1995, the merger proposal was approved by the Board of Directors of CRIIMI MAE, with William B. Dockser and H. William Willoughby abstaining from voting, and Duff & Phelps delivered its opinion stating that the merger proposal is fair to CRIIMI MAE and its public stockholders from a financial point of view. On April 26, 1995, CRIIMI MAE filed with the Securities and Exchange Commission a proxy statement (Commission File No. 1-10360). On May 1, 1995, the proxy statement describing the proposed merger was mailed to shareholders of record on April 24, 1995. A special meeting of the shareholders to vote on the proposed merger has been set for June 21, 1995, with an anticipated closing on or before June 30, 1995. The proposed merger is subject to, among other things, the approval of the holders of a majority of CRIIMI MAE's common shares voted at a meeting where a quorum is present.

     As part of the proposed merger, CRIIMI MAE's financial condition and liquidity will be impacted by an increase in total assets. The value of the acquired assets is estimated, in total, at $35.2 million. The value of the assets is expected to be allocated as follows: the AIM Funds' subadvisory contracts and loan servicing contracts (approximately $7.4 million), the terminated contract, work force and intellectual property of the CRI Mortgage Businesses (approximately $23.9 million) and other assets totalling approximately $7.2 million. The increase in assets will be partially offset by a reduction in cash and cash equivalents of approximately $3.3 million resulting from the payment of costs incurred in connection with the proposed merger, as well as capital contributions. Also as a part of the proposed merger, CRIIMI MAE's total liabilities and shareholders' equity are expected to increase by approximately $35.2 million. Shareholders' equity is expected to increase by approximately $21.1 million as a result of the issuance of up to 2,761,290 common shares and the issuance of options to purchase 3,000,000 common shares. Additionally, total liabilities are expected to increase by $14.1 million, as a result of indebtedness of $9.1 million assumed in the proposed merger and deferred compensation of $5 million.

     On a financial statement basis, the transaction will result in a decrease in net income per share which is primarily due to non-cash expenses arising from the amortization of assets acquired in the proposed merger. On an income tax basis, CRIIMI MAE believes the proposed merger should be accretive to its shareholders because the increase in the revenue streams from the CRI Mortgage Businesses and the reduction in CRIIMI MAE's annual expenses, as a result of the termination of the advisory agreement, as well as the add back of the majority of the non-cash amortization expenses described above, should result in additional tax basis income, on a per share basis.

2.   Basis of Presentation

     In the opinion of the Adviser, the accompanying unaudited consolidated financial statements of CRIIMI MAE, including CRI Liquidating and CRIIMI, Inc.

                                 CRIIMI MAE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.    Basis of Presention - Continued

(a wholly owned subsidiary of CRIIMI MAE formed in 1991), contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated financial position of CRIIMI MAE as of March 31, 1995 and December 31, 1994 and the consolidated results of its operations and its cash flows for the three months ended March 31, 1995 and 1994.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Adviser believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CRIIMI MAE's Annual Report filed on Form 10-K and amended on Forms 10-K/A for the year ended December 31, 1994.

3.   Summary of Significant Accounting Policies

     Reclassifications
     -----------------
          Certain amounts in the consolidated financial statements as of December 31, 1994 and for the three months ended March 31, 1994 have been reclassified to conform with the 1995 presentation.

4.   Investment in Mortgages

     CRIIMI MAE's consolidated investment in mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in Government Insured Multifamily Mortgages issued or sold pursuant to programs of the Federal Housing Administration (FHA) (FHA-Insured Loans) and mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities). Payment of principal and interest on FHA-Insured Loans is insured by the United States Department of Housing and Urban Development (HUD) pursuant to Title 2 of the National Housing Act. Payment of principal and interest on GNMA Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

     As of March 31, 1995 and December 31, 1994, CRIIMI MAE directly owned 173 Government Insured Multifamily Mortgages and Government Insured Construction Mortgages, as defined below, respectively, which had a weighted average net effective interest rate of approximately 8.0%, a weighted average remaining term of approximately 33 years, and a fair market value of approximately $686 million and $653 million, respectively.

     As of March 31, 1995 and December 31, 1994, CRIIMI MAE indirectly owned through its subsidiary, CRI Liquidating, 23 and 44 Government Insured Multifamily Mortgages, respectively, which had a weighted average net effective interest rate of approximately 10.67% and 10.02%, a weighted average remaining term of approximately 27 years and 26 years, and a fair market value of approximately $109 million and $154 million, respectively.

     Thus, on a consolidated basis, as of March 31, 1995 and December 31, 1994, CRIIMI MAE owned, directly or indirectly, 196 and 217 Government Insured Multifamily Mortgages and Government Insured Construction Mortgages, respectively. As of March 31, 1995, these investments (including mortgages held for disposition) had a weighted average net effective interest rate of approximately 8.38%, a weighted average remaining term of approximately 32 years and a fair market value of approximately $795 million. These amounts compare to a weighted average net effective interest rate of approximately 8.33%, a

                                 CRIIMI MAE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
4.   Investment in Mortgages - Continued

weighted average remaining term of approximately 32 years and a fair market value of approximately $807 million, as of December 31, 1994. In addition, as of March 31, 1995, CRIIMI MAE had committed approximately $5.1 million for advances on FHA-Insured Loans and GNMA Mortgage-Backed Securities relating to the construction or rehabilitation of multifamily housing projects, including nursing homes and intermediate care facilities (Government Insured Construction Mortgages).

     During the first three months of 1995, CRIIMI MAE funded advances of approximately $3.8 million on Government Insured Construction Mortgages with a weighted average net effective interest rate of approximately 8.22%. These loans are anticipated to convert to permanent loans over the next 4 months with an anticipated maturity of 40 years.

     During the three months ended March 31, 1995, CRIIMI MAE, through its subsidiary, CRI Liquidating, disposed of 21 mortgage investments which constituted approximately 33% of CRI Liquidating's December 31, 1994 portfolio balance. The 21 dispositions resulted in net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million.
In addition, as of March 31, 1995, there were two Government Insured Multifamily Mortgages owned by CRIIMI MAE which were classified as investment in mortgages, at fair value on the accompanying consolidated balance sheet as of March 31, 1995 due to the receipt of prepayment proceeds by the servicer during March 1995. The prepayment of one of the above-mentioned mortgages resulted in a loss which is included in losses from mortgage dispositions on the accompanying consolidated statement of income for the three months ended March 31, 1995. The other mortgage prepayment resulted in a financial statement gain of approximately $39,000, which was recognized in April 1995 upon receipt of proceeds from the servicer.

     In connection with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), all of CRI Liquidating's Government Insured Multifamily Mortgages, and CRIIMI MAE's Government Insured Multifamily Mortgages which CRIIMI MAE has elected to assign to HUD or for which the servicer has received proceeds from a prepayment are recorded at fair value, as estimated below, as of March 31, 1995 and December 31, 1994; however, CRIIMI MAE's investment in mortgages (other than those designated by CRIIMI MAE for assignment to HUD or held for disposition) continues to be recorded at amortized cost based on CRIIMI MAE's intention and ability to hold these mortgages to maturity. The difference between the amortized cost and the fair value of CRI Liquidating's Government Insured Multifamily Mortgages and CRIIMI MAE's Government Insured Multifamily Mortgages which CRIIMI MAE has elected to assign to HUD or classified as held for disposition represents the net unrealized gains on such Government Insured Multifamily Mortgages. The net unrealized gains on Government Insured Multifamily Mortgages carried at fair value is reported as a separate component of shareholders' equity.

     The following estimated fair values of CRIIMI MAE's Government Insured Multifamily Mortgages are presented in accordance with generally accepted accounting principles which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. These estimated fair values, however, do not represent the liquidation value or the market value of CRIIMI MAE.

     The fair value of the Government Insured Multifamily Mortgages was based on quoted market prices.

                                 CRIIMI MAE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Investment in Mortgages - Continued

                                                   As of March 31, 1995         As of December 31, 1994
                                                Amortized       Fair           Amortized       Fair
                                                  Cost          Value            Cost          Value
                                              ------------   ------------    ------------   ------------
Investment in mortgages, at amortized cost    $702,836,121   $683,294,134    $703,215,753   $653,062,381
                                              ============   ============    ============   ============
Investment in mortgages, at fair value        $ 90,829,354   $112,330,832    $136,120,900   $154,373,576
                                              ============   ============    ============   ============


5.   Investment in Subordinated Securities

     In addition to investing in Government Insured Multifamily Mortgages, CRIIMI MAE's Board of Directors has authorized CRIIMI MAE to invest up to 20% of CRIIMI MAE's total consolidated assets in other mortgage investments which are not federally insured or guaranteed. Since adoption of this policy, CRIIMI MAE and its Adviser have been reviewing opportunities for investment in other real estate securities which complement CRIIMI MAE's existing holdings. In the current investment climate, CRIIMI MAE's Adviser believes that investments in higher yielding subordinated securities represent attractive investment opportunities.

     As of March 31, 1995, CRIIMI MAE had purchased three tranches of securities issued by Mortgage Capital Funding, Inc. Series 1994-MC1
(MCF MC-1) and two tranches of securities issued by Mortgage Capital Funding, Inc. Series 1993-C1 (MCF C-1). Both MCF MC-1 and MCF C-1 issued multiple tranches of securities and have elected to be treated as real estate mortgage investment conduits (REMICs).

     The following table summarizes financial statement information related to these investments on an aggregate basis by pool:

                              Original         Amortized                           Weighted Average
                  Face        Purchase           Cost                Fair            Anticipated
  Pool           Amount        Price     (as of March 31, 1995)     Value        Yield to Maturity(1)
- ---------      -----------  -----------  ----------------------  ------------    --------------------
MCF MC-1       $34,404,343  $22,038,132      $22,042,440         $ 22,152,096             14%

MCF C-1         19,678,873   16,810,299       16,996,603           17,456,958             14%
               -----------  -----------      -----------         ------------

Total          $54,083,216  $38,848,431      $39,039,043         $ 39,609,054
               ===========  ===========      ===========         ============

(1)  The accounting treatment required under generally accepted accounting principles requires that the income on these investments be recorded on a level yield basis given the anticipated yield to maturity on these investments.  This currently results in income which is lower for financial statement purposes than for tax purposes.  On a leveraged basis, the current weighted average anticipated yield to maturity on these investments is approximately 26%.  This anticipated return was determined based on the anticipated yield to maturity, which factors in anticipated losses, net of interest expense attributed to the financing of the BB rated and B rated tranches.

                                             CRIIMI MAE INC.
                                  NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
                                              (Unaudited)

5.   Investment in Subordinated Securities - Continued

     The aggregate investments by the underlying rating of the security are as follows:

                                                       Amortized Cost
Security Rating               Face Amount         (as of March 31, 1995)
- ---------------               -----------         ----------------------
  BB Rated                    $22,637,836               $19,267,615

  B Rated                      19,403,860                15,285,708

  Unrated                      12,041,520                 4,485,720
                              -----------               -----------

     Total                    $54,083,216               $39,039,043
                              ===========               ===========


     On April 6, 1995, CRIIMI MAE closed on the purchase of three tranches of securities issued by Nomura Asset Securities Corporation, Series 1994-C3 (Nomura 1994-C3). These securities had an aggregate face amount of approximately $21.2 million and were purchased for approximately $18.3 million. The weighted average anticipated yield to maturity on these securities for financial statement purposes is approximately 14%.

     The REMICs allocate the cash flow from the underlying mortgages to the securitized tranches, with the investment grade or higher rated tranches having a priority right to the cash flow until their investment returns are met. Then, any remaining cash flow is allocated among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the unrated tranche will bear this loss first. To the extent there are losses in excess of the unrated tranche's stated right to principal, then the most subordinated rated tranches will begin absorbing losses.

     As described in Note 9, upon closing on the purchase of the subordinated securities, CRIIMI MAE entered into a series of repurchase agreements which provided CRIIMI MAE financing to purchase the rated tranches of the subordinated securities (the unrated tranches were purchased with equity). As of March 31, 1995, between 70% and 80% of the purchase price was financed for aggregate borrowings of approximately $25.9 million. Under the current terms of the agreements, the interest rate is based upon the six-month London Interbank Offered Rate (LIBOR) as of the applicable date, plus 1.00% to 1.10% depending on the specific repurchase agreement. An additional repurchase agreement was entered into related to the Nomura 1994-C3 transaction, as discussed above. See
Note 9 for a further discussion of these repurchase agreements.

     In making these investments, CRIIMI MAE's Adviser and its affiliates applied their knowledge of multifamily and commercial mortgages to perform due diligence on the mortgage investments collateralizing the securities. This analysis included reviewing the operating records of the underlying real estate assets, reviewing appraisals, environmental studies, market studies, architectural and engineering reviews, and reviewing, and where deemed necessary independently developing, projected operating budgets. In addition, site visits were conducted at the majority of the properties, in an effort to confirm market and architectural and engineering reviews. In addition to performing these steps in connection with the due diligence, CRIIMI MAE also reviews the servicing terms of the transactions. CRIIMI MAE will generally make investments of this type when satisfactory arrangements exist whereby CRIIMI

                                                CRIIMI MAE INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 (Unaudited)

5.   Investment in Subordinated Securities - Continued

MAE can closely monitor the collateral of the pool. All transactions entered into to date have had such satisfactory arrangements.

     The anticipated returns on these investments are based upon a number of assumptions that are currently subject to several business and economic uncertainties and contingencies, including, without limitation, the potential lack of a liquid secondary market for these securities, prevailing interest rates, the general condition of the real estate market, competition for tenants, and changes in market rental rates. As these uncertainties and contingencies are generally beyond CRIIMI MAE's control, no assurance can be given that the anticipated yield to maturity will be achieved.

     Although investments in Government Insured Multifamily Mortgages and Government Insured Construction Mortgages will continue to comprise the majority of CRIIMI MAE's total consolidated asset base, CRIIMI MAE expects that investments in subordinated securities will represent a major component of CRIIMI MAE's new business activity during 1995. As of March 31, 1995, these investments represent approximately 4% of CRIIMI MAE's total consolidated assets. As previously stated, CRIIMI MAE's Board of Directors has authorized CRIIMI MAE to invest up to 20% of total consolidated assets in uninsured investments, such as subordinated securities.

6.   Reconciliation of Financial Statement Net Income to Tax Basis Income

     On an annual basis, CRIIMI MAE expects to pay to its shareholders quarterly cash dividends equal to virtually all of its tax basis income.

     Reconciliations of the financial statement net income to the tax basis income for the three months ended March 31, 1995 and 1994 are as follows:

                                             For the three months ended
                                                      March 31,
                                                1995           1994
                                             -----------    -----------
Consolidated financial statement net income  $ 4,915,397    $ 9,982,050
Adjustment due to accounting for subsidiary
  as a pooling for financial statement
  purposes and a purchase for tax purposes     4,460,425      1,802,458
Income (loss) from investment in insured
  mortgage funds and advisory partnership         32,945        (16,509)
Mortgage dispositions                             11,518         43,289
Reamortization of investments in
  subordinated securities                        119,634             --
Interest income - U.S. Treasuries                188,597        223,669
Interest expense - defeased notes               (269,406)      (317,576)
Interest expense - amortization of deferred
  financing costs                               (514,110)        58,682
Interest expense - write-off of deferred
  financing costs                                     --        938,435
Other                                              2,935         (5,299)
                                             -----------    -----------
Tax basis income                             $ 8,947,935    $12,709,199
                                             ===========    ===========
Tax basis income per share                   $       .34    $       .50
                                             ===========    ===========
Weighted average number of shares
  outstanding (for tax purposes)              26,350,979     25,183,533
                                             ===========    ===========

                                 CRIIMI MAE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.   Dividends to Shareholders

     For three months ended March 31, 1995, dividends of $0.225 per share were paid on March 31, 1995 to shareholders of record on March 20, 1995.

     CRIIMI MAE's objective is to pay a stable quarterly dividend and to increase the tax basis income over time, and thereby increase the quarterly dividend. However, the rise in short-term interest rates during 1994 significantly increased CRIIMI MAE's interest expense which results in reduced net income and, ultimately, lower dividend distributions. Consequently, in March 1995, the Board of Directors declared, and CRIIMI MAE paid, a first quarter 1995 dividend of $0.225 per share. The anticipated dividend level for 1995 of $0.90 per share includes assumptions regarding interest rates, the amount and timing of investments in subordinated securities, and other factors. The assumption regarding interest rates is that short-term interest rates would, on average, remain at the levels of early March 1995. While a sustained period of higher short-term interest rates could reduce the dividend, the adverse effects of such an increase in interest rates would be limited by CRIIMI MAE's interest rate caps, as discussed in Note 10. The estimated dividend level also assumes that, during 1995, CRIIMI MAE will invest approximately $62 million in subordinated securities with terms that are similar to the $39 million of subordinated securities that CRIIMI MAE purchased in 1994. The dividend estimate for 1995 does not include any of the anticipated effects of CRIIMI MAE's proposed merger.

8.   Transactions with Related Parties

     Below is a summary of the related party transactions which occurred during the three months ended March 31, 1995 and 1994.

                                         For the three months ended
                                                  March 31,
                                            1995           1994
                                        -----------    ------------
Payments to the Adviser (i):
- ----------------------------
Annual fee - CRIIMI MAE (a)(h)          $   732,385    $    496,711
Annual fee - CRI Liquidating (a)            129,874(g)      194,501(g)
Incentive fee - CRIIMI MAE (a)                   --         217,222
Incentive fee - CRI Liquidating (f)              --         394,812
Mortgage selection fees - CRIIMI MAE (b)         --         103,566
                                        -----------    ------------
     Total                              $   862,259    $  1,406,812
                                        ===========    ============
Payments to CRI (i):
- --------------------
Expense reimbursement - CRIIMI MAE (c)  $   493,763    $    355,654
Expense reimbursement - CRI
  Liquidating (c)                            69,421          76,086
                                        -----------    ------------
     Total                              $   563,184    $    431,740
                                        ===========    ============

                                 CRIIMI MAE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.   Transactions with Related Parties - Continued

Amounts Received or Accrued from Related Parties
- ------------------------------------------------
CRIIMI,Inc.
- -----------
  Income (d)                            $   456,678    $    497,460
  Return of capital (e)                      94,210         323,418
                                        -----------    ------------
     Total                              $   550,888    $    820,878
                                        ===========    ============
CRI/AIM Investment Limited
  Partnership (d)(h)                    $   175,000    $    175,000
                                        ===========    ============

(a)  Included in the accompanying consolidated statements of income.
(b) Included as deferred costs on the accompanying consolidated balance sheets and amortized over the expected mortgage life.
(c) Included as general and administrative expenses on the accompanying consolidated statements of income.
(d) Included as income from investment in insured mortgage funds and advisory partnership, before amortization, on the accompanying consolidated statements of income.
(e) Included as a reduction of investment in insured mortgage funds and advisory partnership on the accompanying consolidated balance sheets.
(f) Netted with gains on mortgage dispositions on the accompanying consolidated statements of income.
(g) As a result of reaching the carryover CRI Insured Mortgage Investments Limited Partnership (CRIIMI I) target yield during the first quarter of 1995 and 1994, CRI Liquidating paid deferred annual fees of $28,467 and $31,279, respectively.
(h) As of June 1, 1993, pursuant to the First Amendment to the CRI Insured Mortgage Association, Inc. Advisory Agreement (the Advisory Agreement), CRI guaranteed that CRIIMI MAE would receive an annual distribution from CRI/AIM Investment Limited Partnership of $700,000. CRIIMI MAE was granted the right to reduce the amounts paid to the Adviser by the difference between the guaranteed $700,000 distribution and the amount actually paid to CRIIMI MAE by CRI/AIM Investment Limited Partnership. As such, the amounts paid to the Adviser for the three months ended March 31, 1995 and 1994 were reduced by $77,507 and $79,490, respectively, which represent the differences between the guaranteed distribution for the periods and the amounts actually paid to CRIIMI MAE.
(i) As discussed in Note 1, in connection with the proposed transaction in which CRIIMI MAE would become a self-managed and self-administered REIT, CRIIMI MAE would acquire the CRI Mortgage Businesses. If this transaction is approved, all payments made by CRIIMI MAE under the Advisory Agreement to the Adviser and to CRI would cease upon the consummation of the transaction and CRIIMI MAE would no longer have the guaranteed $700,000 payment discussed in (h) above. Although expense reimbursements to CRI by CRIIMI MAE would no longer be made, CRIIMI MAE would incur these expenses directly. This transaction will have no impact on the payments required to be made by CRI Liquidating, other than that the expense reimbursement currently paid to CRI will be paid to affiliates of CRIIMI MAE subsequent to the consummation of the transaction.

                                 CRIIMI MAE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.    Obligations under Financing Facilities

Master Repurchase Agreements
- ----------------------------
     Nomura
     ------
     On April 30, 1993, CRIIMI MAE entered into master repurchase agreements (collectively, with the additional repurchase agreements described below, the Master Repurchase Agreements-Nomura) with Nomura Securities International, Inc. and Nomura Asset Capital Corporation (collectively, Nomura) which provided CRIIMI MAE with $350 million of available financing for a three-year term expiring April 30, 1996, secured by FHA-Insured Loans and GNMA Mortgage-Backed Securities. As of January 23, 1995, the borrowings collateralized with FHA-Insured Loans were paid off, terminating the related FHA portion of the Master Repurchase Agreements-Nomura. Replacement financing was obtained from German American Capital Corporation (GACC) through a master repurchase agreement at substantially similar terms, except as related to collateral requirements, as discussed under Master Repurchase Agreement-GACC. Interest on these Nomura borrowings is based on the three-month LIBOR plus a spread of .50%. During any period where the average market value of each security pledged is less than $4 million, the spread increases by .05%. The rate in effect on March 31, 1995 was set on January 23, 1995 for three months at 6.875%, including the spread. The value of the GNMA Mortgage-Backed Securities pledged as collateral must equal at least 105% of the amounts borrowed.

     On November 30, 1993, CRIIMI MAE entered into additional repurchase agreements with Nomura pursuant to which Nomura agreed to provide CRIIMI MAE with an additional $150 million of available financing for a three-year term expiring October 27, 1996, secured by FHA-Insured Loans and GNMA Mortgage-Backed Securities. As mentioned above, as of January 23, 1995, the borrowings collateralized with FHA-Insured Loans were paid off, terminating the related FHA portion of the Master Repurchase Agreements-Nomura. Replacement financing was obtained from GACC through a master repurchase agreement at substantially similar terms except as related to collateral requirements, as discussed under Master Repurchase Agreement-GACC. Interest on these Nomura borrowings for the first twelve months after the initial funding (April 29, 1994 through April 28, 1995) was based on the three-month LIBOR plus a spread of .70%. Interest on the borrowings from April 29, 1995 to October 28, 1995 and from October 29, 1995 through the maturity of the facility will be based on three-month LIBOR plus a spread of .50% and .30%, respectively. During any period where the average market value of each security pledged is less than $4 million, the spread increases by .05%. The rate in effect on March 31, 1995 was set on January
23, 1995 for three months at 7.125%, including the spread. The value of the GNMA Mortgage-Backed Securities pledged as collateral must equal at least
107% of the amounts borrowed.

     As of March 31, 1995, CRIIMI MAE had borrowed approximately $331 million of the funds available under the Master Repurchase Agreements-Nomura primarily to acquire Government Insured Multifamily Mortgages. As of March 31, 1995, mortgage investments directly owned by CRIIMI MAE, which approximate $373.1 million at fair value, were used as collateral pursuant to certain terms of the Master Repurchase Agreements-Nomura.

     GACC
     ----
     On January 23, 1995, CRIIMI MAE entered into a master repurchase agreement with GACC (Master Repurchase Agreement-GACC) which provided CRIIMI MAE with $300 million of available financing through April 1, 1996. Interest on such borrowings is based on one-month LIBOR, plus a spread of .75% or .50% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. Generally, the value of the FHA-Insured Loans or GNMA Mortgage-Backed Securities pledged as collateral must equal at least 105% of the amounts outstanding and no more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities.

                                 CRIIMI MAE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   Obligations under Financing Facilities - Continued

     As of March 31, 1995, approximately $178 million was outstanding under this facility primarily to pay down the portion of the borrowings secured by FHA-Insured Loans under the Master Repurchase Agreements-Nomura and to effect a $50 million required, permanent reduction of the Revolving Credit Facility, as discussed below. As of March 31, 1995, these borrowings were collateralized by mortgage investments directly owned by CRIIMI MAE with an aggregate fair value of approximately $189 million. The weighted average interest rate on this facility, including applicable spreads, was 6.78% as of March 31, 1995.

Commercial Paper Facility/Revolving Credit Facility
- ---------------------------------------------------
     As of March 31, 1995, the lenders in the Revolving Credit Facility, which matures August 28, 1996, have agreed to loan CRIIMI MAE an aggregate principal
amount of $85 million for the remaining term of the facility.    CRIIMI MAE made
a $50 million permanent reduction in the Revolving Credit Facility on January 27, 1995, bringing the maximum allowable amount outstanding to $85 million.

     The interest rate on borrowings under the Revolving Credit Facility is based on CRIIMI MAE's choice of (i) the one, two, three or six-month LIBOR plus a spread of .50%, .5625%, or .625% depending on the percentage of GNMA Mortgage-Backed Securities pledged as collateral or (ii) a base rate equal to the higher of either the lender's prime rate or .50% per annum above the federal funds rate, plus an interest rate margin of 0%, .0625%, or .125% depending on the percentage of GNMA Mortgage-Backed Securities held as collateral. The rate on this facility as of March 31, 1995 was 6.75%, which is based on one-month LIBOR and a spread of .625%.

     The value of the collateral pledged must equal at least 110% of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities. As of March 31, 1995, mortgage investments directly owned by CRIIMI MAE, which approximated $76.1 million at fair value, were used as collateral pursuant to the terms of the Revolving Credit Facility.

     The Revolving Credit Agreement also requires a minimum Fixed Charge Coverage Ratio, as defined in the amended agreement, of 1.35 to 1.0 for any fiscal quarter through September 30, 1995 and a minimum of 1.4 to 1.0 for any fiscal quarter after September 30, 1995. For the quarter ended March 31, 1995, the Fixed Charge Coverage Ratio was 1.53:1.0.

     As of March 31, 1995, CRIIMI MAE had borrowed $65 million under the Revolving Credit Facility primarily to acquire Government Insured Multifamily Mortgages, other mortgage investments and to repay other borrowings.

Bank Term Loan
- --------------
     The reducing term loan facility (Bank Term Loan) had an outstanding principal balance of approximately $13 million as of March 31, 1995. As of March 31, 1995, the Bank Term Loan was secured by the value of 13,124,000 CRI Liquidating shares owned by CRIIMI MAE based on the then-current requirement that collateral valued at 200% of the outstanding balance secure the loan. In April 1995, CRIIMI MAE obtained the release of 6,174,000 of these CRI Liquidating shares due to the revision in collateral requirements resulting from the refinancing, as discussed below.

     The Bank Term Loan was refinanced effective March 31, 1995. The revised terms provide for an interest rate based on .75% (versus an interest rate spread of 1.10%, previously) over CRIIMI MAE's choice of one, two or three-month LIBOR and collateral requirements of 175% of the outstanding loan amount. The Bank

                                 CRIIMI MAE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   Obligations under Financing Facilities - Continued

Term Loan requires a quarterly principal payment based on the greater of (i) the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing the Bank Term Loan or (ii) an amount to bring the Bank Term Loan to its scheduled outstanding balance at the end of such quarter. Any remaining amounts outstanding are due by April 1, 1997.

     As of March 31, 1995, the interest rate on the Bank Term Loan was 6.875%, based on one-month LIBOR plus a spread of .75%.

Other Repurchase Agreements
- ---------------------------
     As of March 31, 1995, CRIIMI MAE financed, through repurchase agreements, between 70% and 80% of the purchase price of the BB rated and B rated tranches of subordinated securities purchased during 1994. The following table summarizes the financing related to these investments.

                                 CRIIMI MAE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   Obligations under Financing Facilities - Continued


                                Amount                                         Current
                               Financed                                          Rate
                   Security   (As of March  % of Purchase     Base             (including
     Pool           Rating     31, 1995)   Price Financed    Rate    Spread     Spread)        Term
     ----          -------   ------------  --------------  --------  ------   ----------    -----------

     MCF MC-1      BB        $ 7,754,739         80%       6M LIBOR   1.00%     7.7500%     6 Months(1)
     MCF MC-1      B           5,396,106         70%       6M LIBOR   1.10%     7.5375%     6 Months(1)
     MCF C-1       BB          7,544,577         80%       6M LIBOR   1.00%     7.7500%     6 Months(1)
     MCF C-1       B           5,165,704         70%       6M LIBOR   1.10%     7.8500%     6 Months(1)
                             -----------
                             $25,861,126
                             ===========

(1)  These facilities have an initial term of six months, cancellation notification periods ranging from six months to one year and several six month renewals.

     On April 6, 1995, CRIIMI MAE entered into additional repurchase agreements in the aggregate amount of approximately $11 million collateralized by the BB, B rated and unrated tranches of subordinated securities which were simultaneously purchased. The repurchase agreements represent 65% of the purchase price of the rated securities (the unrated tranche was purchased with equity) and the interest rate is based on one-month LIBOR plus a spread of 1.375%.

Working Capital Line of Credit
- ------------------------------
     CRIIMI MAE executed a $10 million working capital line of credit with Riggs National Bank on February 24, 1995. This line of credit will be secured by shares of CRI Liquidating valued at approximately 175% of any outstanding borrowings. At CRIIMI MAE's option, the interest rate will be set at one, two or three-month LIBOR plus .60%, the daily federal funds rate plus .80% or prime minus 1.0%.

     No amounts were outstanding under the working capital line of credit as of March 31, 1995.

Other Debt Related Information
- ------------------------------
     During December 1994, CRIIMI MAE negotiated with its lenders to amend debt agreements to provide for more flexibility in the restrictive covenants. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt to equity ratio, as defined, may not exceed 3.0:1.0. As of March 31, 1995, CRIIMI MAE's debt-to-equity ratio was approximately 2.4:1.0. The weighted average cost of borrowings, including amortization of deferred financing fees of $1.0 million for the three months ended March 31, 1995, on all of CRIIMI MAE's borrowings, was approximately 7.72%.

     Certain of the debt agreements require that a minimum level of unencumbered assets be maintained, the most restrictive of which requires 2% of total indebtedness be maintained by CRIIMI MAE. As of March 31, 1995, CRIIMI MAE had approximately $48.0 million, at estimated fair value, of unencumbered FHA-Insured Loans and GNMA Mortgage-Backed Securities. Additionally, CRIIMI MAE has other unencumbered assets which in some cases are subject to certain lender

                                 CRIIMI MAE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   Obligations under Financing Facilities - Continued

eligibility requirements including, but not limited to cash, working capital line of credit and unencumbered CRI Liquidating stock.

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

     The Adviser is continually monitoring the levels of unencumbered collateral and has taken steps to negotiate more favorable collateral requirements with lenders. As discussed above, during the first quarter of 1995, CRIIMI MAE executed a master repurchase agreement with GACC for maximum borrowings of $300 million secured by FHA-Insured Loans and GNMA Mortgage-Backed Securities valued at approximately 105% of the amounts borrowed. This compares to previous requirements under the Master Repurchase Agreements-Nomura of 110% of the value on borrowings secured by FHA-Insured loans and 105% or 107% on borrowings secured by GNMA Mortgage-Backed Securities depending on whether the $350 million facility or the $150 million facility was used and collateral requirements of 110% of the value on borrowings under the Revolving Credit Facility.

     The collateral requirements on the Bank Term Loan were also reduced when the refinancing was completed on March 31, 1995. The value of the required collateral was reduced from 200% of the outstanding borrowings to 175% of the outstanding borrowings. The Adviser has also provided for more flexibility through the February 1995 closing on a $10 million working capital line of credit, secured by shares of CRI Liquidating stock. The Adviser is also exploring financing alternatives other than secured lending of the type currently in place.

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

     As previously discussed, the Adviser is actively pursuing investments in subordinated securities. While the Adviser believes the investments in subordinated securities are attractive investment opportunities on a risk-adjusted basis, changes in interest rates have an impact on the value of the subordinated securities and the cost to finance these transactions. As discussed above, in relation to all of CRIIMI MAE's mortgage investments, changes in interest rates can increase or decrease the value of the subordinated securities. Given that CRIIMI MAE intends to hold these investments to maturity, the most significant impact of this potential change in value is on the collateral requirements under the debt facilities. The Adviser continually monitors the collateral requirements under the repurchase agreements which were used to finance the purchases of the rated tranches to ensure that adequate collateral exists to meet these requirements. The Adviser also monitors the overall level of interest rate hedge agreements in place to ensure that all debt, including that entered into in connection with the subordinated securities, is adequately hedged against substantial increases in interest

                                 CRIIMI MAE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   Obligations under Financing Facilities - Continued

rates. It is anticipated that investments in subordinated securities will comprise the majority of CRIIMI MAE's new business activity during 1995. While investments of this type are not expected to exceed 10% of CRIIMI MAE's total consolidated asset base during 1995, CRIIMI MAE's Board of Directors has authorized investments of up to 20% of total consolidated assets in other mortgage investments which are not federally insured or guaranteed.
     The Adviser also believes that if the proposed merger of CRIIMI MAE with CRI's mortgage businesses is approved (see Note 1), CRIIMI MAE's overall return will be less interest rate sensitive. The income which is anticipated to be derived from the proposed merger is primarily fee based, in the form of servicing fees, origination fees and advisory fees. While origination fees may decline in a rising interest rate environment, servicing fees are expected to become more stable in a rising interest rate environment as the likelihood of prepayments or refinancings decreases with higher rates. The potential loss of servicing fees as loans prepay or refinance in a period of declining interest rates is expected to be offset by the savings CRIIMI MAE would have on its cost of borrowing.

     CRIIMI MAE has sought to enhance the return to its shareholders through the use of leverage. Nevertheless, CRIIMI MAE's use of leverage carries with it the risk that the cost of borrowings could increase without a corresponding increase in the return on its mortgage investments, which could result in reduced net income and thereby reduce the return to shareholders. To partially limit the adverse effects of rising interest rates, CRIIMI MAE has entered into a series of interest rate hedging agreements, as discussed in Note 10. The flexibility in CRIIMI MAE's leverage is dependent upon the levels of unencumbered assets, which, as discussed above, are inherently linked to prevailing interest rates. CRIIMI MAE's ability to extend or refinance its debt facilities upon maturity will depend on a number of variables including, among other things, CRIIMI MAE's financial condition and its current and projected results from operations which are impacted by changes in interest rates. The Adviser continuously monitors CRIIMI MAE's outstanding borrowings and hedging techniques in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

10.  Interest Rate Hedge Agreements

     CRIIMI MAE has entered into a series of interest rate hedging agreements to partially limit the adverse effects of rising interest rates on its aggregate borrowings. The following hedge agreements with an aggregate notional amount of approximately $627 million were in place at March 31, 1995:

                                 CRIIMI MAE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    Hedging            Notional
   Instrument           Amount         Effective Date        Maturity Date       Floor      Cap      Index(c)
- ----------------    --------------  --------------------    -----------------    ------    -------   --------
Accreting Collar(d)   35,000,000    July 9, 1990            July 9, 1995         8.750%    10.500%     CP
Cap (b)               25,000,000    May 24, 1991            May 24, 1996         N/A       9.000%      CP
Cap                   25,000,000    June 17, 1991           June 17, 1996        N/A       8.450%      CP
Cap                   50,000,000    June 25, 1993           June 25, 1998        N/A       6.50%     3M LIBOR
Cap                   50,000,000    July 1, 1993            June 3, 1996         N/A       6.50%     3M LIBOR
Cap                   50,000,000    July 20, 1993           July 20, 1998        N/A       6.25%     3M LIBOR
Cap                   50,000,000    August 10, 1993         August 10, 1997      N/A       6.00%     3M LIBOR
Cap                   50,000,000    August 27, 1993         August 27, 1997      N/A       6.125%    3M LIBOR
Cap                   50,000,000    November 10, 1993       November 10, 1997    N/A       6.00%     3M LIBOR
Cap (a)               35,000,000    February 2, 1994        February 2, 1999     N/A       6.125%    1M LIBOR
Cap (a)               50,000,000    March 15, 1994          March 15, 1997       N/A       6.375%    3M LIBOR
Cap (a)               50,000,000    March 25, 1994          March 25, 1998       N/A       6.50%     3M LIBOR
Cap                   50,000,000    October 7, 1994         October 7, 1997      N/A       6.75%     3M LIBOR
Cap (c)               33,284,277    December 31, 1991       March 31, 1996       N/A       6.50%     3M LIBOR
Cap (c)                6,451,291    January 15, 1993        March 29, 1996       N/A       6.50%     3M LIBOR
Cap (c)               15,715,724    December 31, 1991       March 31, 1996       N/A       10.50%    3M LIBOR
Cap (c)                1,048,709    March 31, 1993          December 31, 1996    N/A       10.50%    3M LIBOR
                    ------------
                    $626,500,001 (e)(f)
                    ============


(a) Approximately $2.3 million of costs were incurred during the first three months of 1994 in connection with the purchase of interest rate hedge agreements. These costs are being amortized using the effective interest method over the term of the interest rate hedge agreements for financial statement purposes and in accordance with the regulations under Internal
     Revenue Code Section 446 with respect to notional principal contracts for tax purposes. No new hedge agreements were entered into during the first three months of 1995.
(b) On May 24, 1993, CRIIMI MAE and the counterparty to the collar, CIBC, terminated the floor on this former collar. In consideration of such termination, CRIIMI MAE paid CIBC approximately $2.3 million. This amount was deferred on the accompanying consolidated balance sheets as the underlying debt being hedged is still outstanding. This amount will be amortized for the period from May 24, 1993 through May 26, 1996. CRIIMI
     MAE amortized approximately $0.2 million and $0.2 million of this deferred amount in the accompanying consolidated statements of income for the three months ended March 31, 1995 and 1994, respectively. Additionally, certain costs incurred during 1991 in connection with an extinguishment of debt which was financed with proceeds from a replacement facility, were deferred and are being amortized using the effective interest method over the life of the replacement facility. CRIIMI MAE amortized approximately $0.1 million and $0.2 million of such costs, during the three months ended March
     31, 1995 and 1994, respectively. As of March 31, 1995, the unamortized balance of such costs was approximately $490,000.
(c) The notional amount of these hedges amortize based on the expected pay down schedule of the Bank Term Loan. The average notional amount of these hedges is expected to be $25,540,441, $3,383,118, $18,959,559 and
     $2,710,633, respectively, during 1995.
(d) The accreting collar increased on a monthly basis from an original notional amount of $10 million in July 1990 to a final notional amount of $35

                                 CRIIMI MAE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.  Interest Rate Hedge Agreements - Continued

     million in December 1990. The notional amount will remain at $35 million from December 1990 until maturity in July 1995.
(e) All of CRIIMI MAE's interest rate hedge agreements hedge CRIIMI MAE's borrowing costs. As of March 31, 1995, total borrowings, including outstanding commitments under CRIIMI MAE's Master Repurchase Agreement-
     Nomura, Master Repurchase Agreement-GACC, Revolving Credit Facility, other repurchase agreements and the Bank Term Loan are hedged by the interest rate hedge agreements.
(f) During the three months ended March 31, 1995, $80 million in collars matured.

Interest Rate Caps
- ------------------
     Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap. As of March 31, 1995, CRIIMI MAE had in place interest rate caps aggregating $591.5 million based on the CP Index and LIBOR. The caps that are based on the CP Index have an aggregate notional amount of $50 million at March 31, 1995, with a weighted average cap of 8.73%. The cap that is based on the one-month LIBOR has a notional amount of $35 million and a cap rate of 6.125%. Those based on the three-month LIBOR have an aggregate notional amount of $506.5 million at March 31, 1995, with a weighted average cap rate of 6.48%. At March 31, 1995, the index (one or three-month LIBOR, as applicable) on the applicable reset dates was at or exceeded the cap rate on caps with a notional amount of $235 million. CRIIMI MAE will receive payments based on the difference between the index and the cap. During the first quarter of 1995, the interest rate indices exceeded the interest rate cap on four caps which had the result of reducing CRIIMI MAE's overall interest expense by approximately $51,000.

Interest Rate Collars
- ---------------------
     Interest rate collars are hedging instruments that provide protection within a range of interest rates, based on a readily determinable interest rate index. When the interest rate index exceeds the cap, then the counterparty pays the difference between the index and the cap to CRIIMI MAE. Alternatively, if the interest rate index is below the floor then CRIIMI MAE pays the difference to the counterparty.

     As of March 31, 1995, CRIIMI MAE had in place an interest rate collar based on the Federal Reserve 30 day Commercial Paper Composite Rate (CP Index) with a notional amount outstanding of $35 million, a floor of 8.75% and a cap of 10.50% and which matures in July 1995. As previously stated, three collars with an aggregate notional amount of $80 million matured during the quarter. During 1995 and 1994, the CP Index was below the floor on all of the collars in place, resulting in CRIIMI MAE making payments to the counterparties. Total payments to the counterparties on the interest rate collars during the three months ended March 31, 1995 and 1994 amounted to approximately $192,000 and $1,475,000, respectively, which is included in interest expense in the accompanying consolidated statements of income.

     CRIIMI MAE is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate hedge agreements should interest rates exceed the caps. However, the Adviser does not anticipate nonperformance by any of the counterparties. All except one counterparty to a $50 million cap have long-term debt ratings of A or above by Standard and Poor's and A3 or above by Moody's. The counterparty to the previously mentioned $50 million cap has a long-term debt rating of A+ by Standard and Poor's and Baa1 by Moody's. The Adviser does not intend to liquidate any of CRIIMI MAE's hedge instruments;

                                 CRIIMI MAE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.  Interest Rate Hedge Agreements - Continued

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

     Although CRIIMI MAE expects the overall average life of its mortgage investments to exceed ten years, CRIIMI MAE's hedging agreements range in initial maturity from 3 to 5 years, principally because of the high cost of hedging instruments with maturities greater than 5 years. As of March 31, 1995, the average remaining term of these hedging agreements is approximately 2 years. Because CRIIMI MAE's mortgage investments have fixed interest rates, upon expiration of CRIIMI MAE's collar and cap agreements, CRIIMI MAE will have interest rate risk to the extent interest rates increase on its variable rate borrowings unless the hedges are replaced or other steps are taken to mitigate this risk. The Adviser continues to review its debt and asset/liability hedging techniques in order to minimize the impact of interest rate risk.

11.  Issuance of Stock

     On June 23, 1994, CRIIMI MAE filed with the SEC a shelf registration statement on Form S-3 (Commission File No. 33-54267) in order to register debt securities, preferred shares and common shares of CRIIMI MAE for sale to the public in the aggregate principal amount of up to $200 million. CRIIMI MAE may from time to time offer in one or more series the securities in amounts, at prices and on terms to be set forth in supplements to the registration statement. During the three months ended March 31, 1995, CRIIMI MAE issued 625,000 shares under the shelf registration statement for net proceeds of approximately $4.2 million. These proceeds were invested in subordinated securities. On April 21, 1995, an additional 500,000 shares were issued for net proceeds of approximately $3.5 million. CRIIMI MAE anticipates using the proceeds primarily to invest in additional subordinated securities. To date, 1,625,000 shares, resulting in net proceeds of approximately $12 million, have been issued under the shelf registration statement.

12.  Subsequent Event

     As of May 11, 1995, CRIIMI MAE expects to purchase additional subordinated securities with an anticipated face amount of approximately $15.2 million. These securities will be purchased based on an agreed upon spread over the applicable treasury security or an agreed upon yield to maturity and are anticipated to be purchased at a substantial discount, on average, as compared to the face amount of the securities.

PART I.  FINANCIAL INFORMATION
PART 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------
1995 VERSUS 1994
- ----------------
     CRIIMI MAE earned approximately $8.9 million in tax basis income for the three months ended March 31, 1995, a 29.6% decrease from approximately $12.7 million for the three months ended March 31, 1994. On a per share basis, tax basis income for the three months ended March 31, 1995 decreased to approximately $0.34 per weighted average share from approximately $0.50 per weighted average share for the three months ended March 31, 1994. These decreases were primarily attributable to the CRI Liquidating mortgage dispositions which resulted in approximately $9.5 million in tax gains for the three months ended March 31, 1995 as compared to tax gains of approximately $14.8 for the corresponding period in 1994 and to an increase in interest expense, as discussed below.

     Net income for financial statement purposes was approximately $4.9 million for the three months ended March 31, 1995, a 50.8% decrease from approximately $10.0 million for the three months ended March 31, 1994. On a weighted average per share basis, financial statement net income for the three months ended March 31, 1995 decreased to approximately $0.19 per share from approximately $0.47 per weighted average share for the three months ended March 31, 1994.

     Total income increased approximately $3.6 million or 22.5% to approximately $19.5 million for the three months ended March 31, 1995 from approximately $15.9 million for the three months ended March 31, 1994. This increase was primarily due to growth in mortgage investment income and income from subordinated securities which CRIIMI MAE experienced during 1995 and 1994, as described below.

     Mortgage investment income increased approximately $2.0 million or 13.4% to approximately $16.8 million for the three months ended March 31, 1995 from approximately $14.8 million for the three months ended March 31, 1994. This increase was principally due to an increase in mortgage investments, resulting from acquisitions of Government Insured Multifamily Mortgages and advances on Government Insured Construction Mortgages in 1995 and 1994.

     Income from investment in subordinated securities was approximately $1.4 million for the three months ended March 31, 1995 versus $0 in the three months ended March 31, 1994 as a result of the acquisition of subordinated securities at a purchase price of approximately $38.9 million during the third and fourth quarters of 1994.

     Other investment income increased approximately $0.3 million or 60.8% to approximately $0.8 million for the three months ended March 31, 1995 from approximately $0.5 million for the three months ended March 31, 1994. This increase was primarily attributable to income earned from the short term investment of CRI Liquidating's mortgage disposition proceeds received in January 1995 pending the distribution to shareholders on March 31, 1995.

     Total expenses increased approximately $3.5 million or 32.5% to approximately $14.2 million for the three months ended March 31, 1995 from approximately $10.7 million for the three months ended March 31, 1994. This increase is principally due to increases in interest expense and annual fee to related party, as described below. Partially offsetting these increases was a decrease in incentive fee to related party, as described below.

     Interest expense increased approximately $3.6 million or 42.6% to approximately $12.1 million for the three months ended March 31, 1995 from approximately $8.5 million for the three months ended March 31, 1994. This increase was principally a result of additional amounts borrowed during 1995 and 1994 under CRIIMI MAE's financing facilities and an increase in short term interest rates.

     Other operating expenses decreased approximately $0.2 million or 6.9% to approximately $2.0 million for the three months ended March 31, 1995 from approximately $2.2 million for the three months ended March 31, 1994, primarily due to a decrease in incentive fee to related party, as discussed below. Partially offsetting this decrease were increases in annual fee to related party and mortgage servicing fees, as discussed below.

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

     Total fees to related party decreased approximately $46,000 or 5.1% to approximately $862,000 for the three months ended March 31, 1995 from approximately $908,000 for the three months ended March 31, 1994. This decrease was primarily the result of decreases in the CRIIMI MAE incentive fee during the three months ended March 31, 1995, as discussed below, partly offset by an increase in annual fees. Annual fees increased approximately $171,000 or 24.7% to approximately $862,000 for the three months ended March 31, 1995 from approximately $691,000 for the three months ended March 31, 1994. This increase was primarily due to investments in mortgages and subordinated securities and advances on Government Insured Construction Mortgages during 1995 and 1994. Partially offsetting this increase in annual fees for the three months ended March 31, 1995 as compared to the corresponding period in 1994, was a reduction in the base component of the annual fees payable by CRI Liquidating resulting from mortgage dispositions during 1995 and 1994.

     The CRIIMI MAE incentive fee is equal to 25% of the amount by which net income from additional mortgage investments exceeds the annual target return on equity and is payable quarterly, subject to year-end adjustment. The incentive fee decreased approximately $217,000 or 100% for the three months ended March 31, 1995 from approximately $217,000 for the three months ended March 31, 1994. This decrease was primarily attributable to the increase in interest expense during the three months ended March 31, 1995 as a result of the increase in interest rates, as discussed above.

     Mortgage servicing fees increased approximately $27,000 or 22.6% to approximately $146,000 in the first quarter of 1995 from approximately $119,000 for the corresponding period in 1994. This increase is primarily attributable to mortgage investments acquired during 1995 and 1994.

     Net gains on mortgage dispositions decreased approximately $10.1 million or 86.5% to approximately $1.6 million in the three months ended March 31, 1995 from approximately $11.6 million for the three months ended March 31, 1994. The net gain recognized during the three months ended March 31, 1994 resulted from the sale of 21 CRI Liquidating Government Insured Multifamily Mortgages during 1995 which resulted in financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million. This compares to the disposition of 19 CRI Liquidating Government Insured Multifamily Mortgages during the three months ended March 31, 1994 that generated financial statement gains of approximately $11.6 million and tax basis gains of approximately $14.8 million. Net gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage investments disposed during the period.

     The proposed transaction in which CRIIMI MAE would become a self-managed and self-administered REIT will impact CRIIMI MAE's results of operations in future periods on both a financial statement basis and an income tax basis, as discussed below in "Other Events."

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL CONDITION
- ---------------------------------
     CRIIMI MAE and CRI Liquidating closely monitor their cash flow and liquidity positions, including compliance with debt covenants, in an effort to ensure that sufficient cash is available for operations and debt service requirements and to continue to qualify as REITs. CRIIMI MAE's cash receipts, which have been derived from scheduled payments of outstanding principal of and interest on, and proceeds from dispositions of, mortgage investments and investments in subordinated securities plus cash receipts from interest on temporary investments, borrowings, cash received from American Insured Mortgage Investors Funds (AIM Funds) and the advisory partnership, were sufficient for the three months ended March 31, 1995, and 1994 to meet operating, investing and financing cash requirements. It is anticipated that cash receipts will be sufficient to meet operating, investing and financing cash requirements in future periods. Cash flow was also sufficient to provide for the payment of dividends to shareholders and to meet the IRS requirements to continue to qualify as a REIT. As of March 31, 1995, there were no significant commitments for capital expenditures; however, as of such date, CRIIMI MAE had committed to fund additional Government Insured Construction Mortgages totaling approximately $5.1 million and committed to purchase additional subordinated securities issued by Nomura Asset Securities Corporation with an aggregate face amount of approximately $21.2 million which were purchased for approximately $18.3 million. In addition, as of May 11, 1995, CRIIMI MAE expects to purchase subordinated securities with an anticipated face amount of approximately $15.2 million. These securities will be purchased based on an agreed upon spread over the applicable treasury security or an agreed upon yield to maturity and are anticipated to be purchased at a substantial discount, on average, as compared to the face amount of the securities. In January 1995, CRIIMI MAE paid down $126 million on the borrowings under the Master Repurchase Agreements-Nomura secured by FHA-Insured Loans and $50 million on the Revolving Credit Facility. The borrowings were replaced with substantially similar financing provided by GACC.

     The proposed transaction in which CRIIMI MAE would become a self-managed and self-administered REIT will impact CRIIMI MAE's liquidity and financial condition, as discussed below in "Other Events."

     Dividends -- During the first quarter of 1995, CRIIMI MAE decreased its quarterly dividend to $0.225 per share. During the four consecutive quarters of 1994, CRIIMI MAE paid dividends of $0.29 per share. CRIIMI MAE's objective is to pay a stable quarterly dividend and to increase the tax basis income over time, and thereby increase the quarterly dividend. However, the rise in short-term interest rates during 1994 significantly increased CRIIMI MAE's interest expense which resulted in reduced net income and, ultimately, lower dividend distributions. Consequently, in March 1995, the Board of Directors declared, and CRIIMI MAE paid, a first quarter 1995 dividend of $0.225 per share. The anticipated dividend level for 1995 of $0.90 per share includes assumptions regarding interest rates, the amount and timing of investments in subordinated securities, and other factors. The assumption regarding interest rates is that short-term interest rates would, on average, remain at the levels of early March 1995. While a sustained period of higher short-term interest rates could reduce the dividend, the adverse effects of such an increase in interest rates would be limited by CRIIMI MAE's interest rate caps, as discussed in "Interest Rate Hedge Agreements." The estimated dividend level also assumes that, during 1995, CRIIMI MAE will invest approximately $62 million in subordinated securities with terms that are similar to the $39 million of subordinated securities that CRIIMI MAE purchased in 1994. The dividend estimate for 1995 does not include any of the anticipated effects of CRIIMI MAE's proposed merger.

     Although the mortgage investments held by CRIIMI MAE and CRI Liquidating yield a fixed monthly mortgage payment once purchased, the cash dividends paid

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

by CRIIMI MAE and by CRI Liquidating will vary during each period due to several factors. The factors which impact CRIIMI MAE's dividend include (i) the distributions which CRIIMI MAE receives on its CRI Liquidating shares, (ii) level of income earned on CRIIMI MAE's mortgage investments depending on prepayments, defaults, etc. (iii) level of income earned on investments in subordinated securities which vary depending on prepayments, defaults, etc. (iv) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's LIBOR based debt is priced, (v) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends, (vi) the yield at which principal from scheduled monthly mortgage payments, mortgage dispositions and distributions from the AIM Funds and from CRI Liquidating can be reinvested,
(vii) variations in the cash flow received from the AIM Funds, and (viii) changes in operating expenses.

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

INVESTMENT IN MORTGAGES
- -----------------------
     CRIIMI MAE's consolidated investment in mortgages is comprised of FHA-Insured Loans and GNMA Mortgage-Backed Securities. Payment of principal and interest on FHA-Insured Loans is insured by HUD pursuant to Title 2 of the National Housing Act. Payment of principal and interest on GNMA Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

     As of March 31, 1995 and December 31, 1994, CRIIMI MAE directly owned 173 Government Insured Multifamily Mortgages and Government Insured Construction Mortgages, respectively, which had a weighted average net effective interest rate of approximately 8.0%, a weighted average remaining term of approximately 33 years, and a fair market value of approximately $686 million and $653 million, respectively.

     As of March 31, 1995 and December 31, 1994, CRIIMI MAE indirectly owned through its subsidiary, CRI Liquidating, 23 and 44 Government Insured Multifamily Mortgages, respectively, which had a weighted average net effective interest rate of approximately 10.67% and 10.02%, a weighted average remaining term of approximately 27 years and 26 years, and a fair market value of approximately $109 million and $154 million, respectively.

     Thus, on a consolidated basis, as of March 31, 1995 and December 31, 1994, CRIIMI MAE owned, directly or indirectly, 196 and 217 Government Insured Multifamily Mortgages and Government Insured Construction Mortgages, respectively. As of March 31, 1995, these investments (including mortgages held for disposition) had a weighted average net effective interest rate of approximately 8.38%, a weighted average remaining term of approximately 32 years and a fair market value of approximately $795 million. These amounts compare to a weighted average net effective interest rate of approximately 8.33%, a weighted average remaining term of approximately 32 years and a fair market value of approximately $807 million, as of December 31, 1994. In addition, as of March 31, 1995, CRIIMI MAE had committed approximately $5.1 million for advances on FHA-Insured Loans relating to the construction or rehabilitation of

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

multifamily housing projects, including nursing homes and intermediate care facilities.

     During the first three months of 1995, CRIIMI MAE funded advances of approximately $3.8 million on Government Insured Construction Mortgages with a weighted average net effective interest rate of approximately 8.22%. These loans are anticipated to convert to permanent loans over the next 4 months with an anticipated maturity of 40 years.

     During the three months ended March 31, 1995, CRIIMI MAE, through its subsidiary, CRI Liquidating, disposed of 21 mortgage investments which constituted approximately 33% of CRI Liquidating's December 31, 1994 portfolio balance. The 21 dispositions resulted in net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million.
In addition, as of March 31, 1995, there were two Government Insured Multifamily Mortgages owned by CRIIMI MAE which were classified as investment in mortgages, at fair value on the accompanying consolidated balance sheet as of March 31, 1995 due to the receipt of prepayment proceeds by the servicer during March 1995. The prepayment of one of the above-mentioned mortgages resulted in a loss which is included in losses from mortgage dispositions on the accompanying consolidated statement of income for the three months ended March 31, 1995. The other mortgage prepayment resulted in a financial statement gain of approximately $39,000, which was recognized in April 1995 upon receipt of proceeds from the servicer.

     The following estimated fair values of CRIIMI MAE's Government Insured Multifamily Mortgages are presented in accordance with generally accepted accounting principles which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. These estimated fair values, however, do not represent the liquidation value or the market value of CRIIMI MAE.

     The fair value of the Government Insured Multifamily Mortgages was based on quoted market prices.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                As of March 31, 1995        As of December 31, 1994
                                               Amortized        Fair        Amortized        Fair
                                                 Cost           Value          Cost          Value
                                             ------------   -------------  ------------   ------------
Investment in mortgages, at amortized cost   $702,836,121   $683,294,134   $703,215,753   $653,062,381
                                             ============   ============   ============   ============

Investment in mortgages, at fair value       $ 90,829,354   $112,330,832   $136,120,900   $154,373,576
                                             ============   ============   ============   ============

Investment in Subordinated Securities
- -------------------------------------
     In addition to investing in Government Insured Multifamily Mortgages, CRIIMI MAE's Board of Directors has authorized CRIIMI MAE to invest up to 20% of CRIIMI MAE's total consolidated assets in other mortgage investments which are not federally insured or guaranteed. Since adoption of this policy, CRIIMI MAE and its Adviser have been reviewing opportunities for investment in other real estate securities which complement CRIIMI MAE's existing holdings. In the current investment climate, CRIIMI MAE's Adviser believes that investments in higher yielding subordinated securities represent attractive investment opportunities.

     As of March 31, 1995, CRIIMI MAE had purchased three tranches of securities issued by MCF MC-1 and two tranches of securities issued by MCF
C-1. Both MCF MC-1 and MCF C-1 issued multiple tranches of securities and have elected to be treated as REMICs.

     The following table summarizes financial statement information related to these investments on an aggregate basis by pool:

                              Original            Amortized                                Weighted Average
                   Face       Purchase              Cost                    Fair              Anticipated
Pool              Amount        Price        (as of March 31, 1995)        Value         Yield to Maturity(1)
- ----           ----------     -----------    ----------------------    ------------      --------------------
MCF MC-1       $34,404,343    $22,038,132     $22,042,440               $22,152,096                14%

MCF C-1         19,678,873     16,810,299      16,996,603                17,456,958                14%
               -----------    -----------     -----------               -----------
Total          $54,083,216    $38,848,431     $39,039,043               $39,609,054
               ===========    ===========     ===========               ===========

(1)  The accounting treatment required under generally accepted accounting principles requires that the income on these investments be recorded on a level yield basis given the anticipated yield to maturity on these investments.  This currently results in income which is lower for financial statement purposes than for tax purposes.  CRIIMI MAE anticipates the tax basis return on these investments will approximate 30% during 1995.  This return was determined based on projected cash basis interest income, assuming no defaults or unrecoverable losses, net of interest expense attributable to the financing of the BB rated and B rated tranches, as discussed below, and adjusted for amortization of original issue discount related to these securities.  CRIIMI MAE anticipates the leveraged return on these investments for financial statement purposes will approximate 26%.  This return was determined based on the anticipated yield to maturity, which factors in anticipated losses, net of interest expense attributable to the financing of the BB rated and B rated tranches, as discussed below.


PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The aggregate investments by the underlying rating of the security are as follows:

                                                     Amortized Cost
     Security Rating          Face Amount         (as of March 31, 1995)
     ---------------          -----------         ----------------------
     BB Rated                 $22,637,836               $19,267,615

     B Rated                   19,403,860                15,285,708

     Unrated                   12,041,520                 4,485,720
                              -----------               -----------

     Total                    $54,083,216               $39,039,043
                              ===========               ===========


     On April 6, 1995, CRIIMI MAE closed on the purchase of three tranches of securities issued by Nomura Asset Securities Corporation, Series 1994-C3. These securities had an aggregate face amount of approximately $21.2 million and were purchased for approximately $18.3 million. The weighted average anticipated yield to maturity on these securities for financial statement purposes is approximately 14%.

     The REMICs allocate the cash flow from the underlying mortgages to the securitized tranches, with the investment grade or higher rated tranches having a priority right to the cash flow until their investment returns are met. Then, any remaining cash flow is allocated among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the unrated tranche will bear this loss first. To the extent there are losses in excess of the unrated tranche's stated right to principal, then the most subordinated rated tranches will begin absorbing losses.

     Upon closing on the purchase of the subordinated securities, CRIIMI MAE entered into a series of repurchase agreements which provided CRIIMI MAE financing to purchase the rated tranches of the subordinated securities (the unrated tranches were purchased with equity). As of March 31, 1995, between 70% and 80% of the purchase price was financed for aggregate borrowings of approximately $25.9 million. Under the current terms of the agreements, the interest rate is based upon the six-month LIBOR as of the applicable date, plus 1.00% to 1.10% depending on the specific repurchase agreement. An additional repurchase agreement was entered into related to the Nomura 1994-C3 transaction, as discussed above. The table under "Other Repurchase Agreements" describes more fully the terms of the financing.

     In making these investments, CRIIMI MAE's Adviser and its affiliates applied their knowledge of multifamily and commercial mortgages to perform due diligence on the mortgage investments collateralizing the securities. This analysis included reviewing the operating records of the underlying real estate assets, reviewing appraisals, environmental studies, market studies, architectural and engineering reviews, and reviewing, and where deemed necessary independently developing, projected operating budgets. In addition, site visits were conducted at the majority of the properties, in an effort to confirm market and architectural and engineering reviews. In addition to performing these steps in connection with the due diligence, CRIIMI MAE also reviews the servicing terms of the transactions. CRIIMI MAE will generally make investments of this type when satisfactory arrangements exist whereby CRIIMI MAE can closely monitor the collateral of the pool. All transactions entered into to date have had such satisfactory arrangements.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The anticipated returns on these investments are based upon a number of assumptions that are currently subject to several business and economic uncertainties and contingencies, including, without limitation, the potential lack of a liquid secondary market for these securities, prevailing interest rates, the general condition of the real estate market, competition for tenants, and changes in market rental rates. As these uncertainties and contingencies are generally beyond CRIIMI MAE's control, no assurance can be given that the anticipated yields to maturity will be achieved.

     Although investments in Government Insured Multifamily Mortgages and Government Insured Construction Mortgages will continue to comprise the majority of CRIIMI MAE's total consolidated asset base, CRIIMI MAE expects that investments in subordinated securities will represent a major component of CRIIMI MAE's new business activity during 1995. As of March 31, 1995, these investments represent approximately 4% of CRIIMI MAE's total consolidated assets. As previously stated, CRIIMI MAE's Board of Directors has authorized CRIIMI MAE to invest up to 20% of total consolidated assets in uninsured investments, such as subordinated securities.

FINANCIAL FLEXIBILITY
- ---------------------
     Fluctuations in interest rates impact the value of CRIIMI MAE's mortgage investments as well as the potential returns to shareholders through increased cost of funds. Increases in long-term rates could decrease the value of mortgage investments and, in certain circumstances, require CRIIMI MAE to pledge additional collateral in connection with its borrowing facilities. This would reduce CRIIMI MAE's borrowing capacity and, in certain circumstances, could force CRIIMI MAE to liquidate a portion of its assets at a loss in order to comply with certain covenants under its borrowing facilities. As of March 31, 1995, CRIIMI MAE had pledged mortgage investments with an aggregate fair value of approximately $638 million as collateral for aggregate borrowings of approximately $574 million under the Master Repurchase Agreements-Nomura, the Master Repurchase Agreement-GACC and the Revolving Credit Facility. CRIIMI MAE also had pledged 13,124,000 shares of CRI Liquidating stock with a fair value of approximately $66 million as collateral for borrowings of approximately $13 million under the Bank Term Loan and subordinated securities with an aggregate fair value of $39.6 million as collateral for $25.9 million in borrowings under other repurchase agreements. (See further discussion under "Corporate Borrowings.")

     The Adviser is continually monitoring the levels of unencumbered collateral and has taken steps to negotiate more favorable collateral requirements with lenders. During the first quarter of 1995, CRIIMI MAE executed a master repurchase agreement with GACC for maximum borrowings of $300 million secured by FHA-Insured Loans and GNMA Mortgage-Backed Securities valued at approximately 105% of the amounts borrowed. This compares to previous requirements under the Master Repurchase Agreements-Nomura of 110% of the value on borrowings secured by FHA-Insured loans and 105% or 107% on borrowings secured by GNMA Mortgage-Backed Securities depending on whether the $350 million facility or the $150 million facility was used and collateral requirements of 110% of the value on borrowings under the Revolving Credit Facility.

     The collateral requirements on the Bank Term Loan were also reduced when the refinancing was completed on March 31, 1995. (For further information, see discussion under "Bank Term Loan.") The value of the required collateral was reduced from 200% of the outstanding borrowings to 175% of the outstanding borrowings. The Adviser has also provided for more flexibility through the February 1995 closing on a $10 million working capital line of credit, secured by shares of CRI Liquidating stock. The Adviser is also exploring financing alternatives other than secured lending of the type currently in place.

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

     As previously discussed, the Adviser is actively pursuing investments in subordinated securities. While the Adviser believes the investments in subordinated securities are attractive investment opportunities on a risk-adjusted basis, changes in interest rates have an impact on the value of the subordinated securities and the cost to finance these transactions. As discussed above, in relation to all of CRIIMI MAE's mortgage investments, changes in interest rates can increase or decrease the value of the subordinated securities. Given that CRIIMI MAE intends to hold these investments to maturity, the most significant impact of this potential change in value is on the collateral requirements under the debt facilities. The Adviser continually monitors the collateral requirements under the repurchase agreements which were used to finance the purchases of the rated tranches to ensure that adequate collateral exists to meet these requirements. The Adviser also monitors the overall level of interest rate hedge agreements in place to ensure that all debt, including that entered into in connection with the subordinated securities, is adequately hedged against substantial increases in interest rates. It is anticipated that investments in subordinated securities will comprise the majority of CRIIMI MAE's new business activity during 1995. While investments of this type are not expected to exceed 10% of CRIIMI MAE's total consolidated asset base during 1995, CRIIMI MAE's Board of Directors has authorized investments of up to 20% of total consolidated assets in other mortgage investments which are not federally insured or guaranteed.

     The Adviser also believes that if the proposed merger of CRIIMI MAE with CRI's mortgage businesses is approved (see discussion under "Proposal to Become Self-Managed and Self-Administered"), CRIIMI MAE's overall return will be less interest rate sensitive. The income which is anticipated to be derived from the proposed merger is primarily fee based, in the form of servicing fees, origination fees and advisory fees. While origination fees may decline in a rising interest rate environment, servicing fees are expected to become more stable in a rising interest rate environment as the likelihood of prepayments or refinancings decreases with higher rates. The potential loss of servicing fees as loans prepay or refinance in a period of declining interest rates is expected to be offset by the savings CRIIMI MAE would have on its cost of borrowing.

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

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE BORROWINGS
- --------------------
Master Repurchase Agreements
- ----------------------------
     Nomura
     ------
     On April 30, 1993, CRIIMI MAE entered into the Master Repurchase Agreements-Nomura which provided CRIIMI MAE with $350 million of available financing for a three-year term expiring April 30, 1996, secured by FHA-Insured Loans and GNMA Mortgage-Backed Securities. As of January 23, 1995, the borrowings collateralized with FHA-Insured Loans were paid off, terminating the related FHA portion of the Master Repurchase Agreements-Nomura. Replacement financing was obtained from GACC through a master repurchase agreement at substantially similar terms, except as related to collateral requirements, as discussed under Master Repurchase Agreement-GACC. Interest on these Nomura borrowings is based on the three-month LIBOR plus a spread of .50%. During any period where the average market value of each security pledged is less than $4 million, the spread increases by .05%. The rate in effect on March 31, 1995 was set on January 23, 1995 for three months at 6.875%, including the spread. The value of the GNMA Mortgage-Backed Securities pledged as collateral must equal at least 105% of the amounts borrowed.

     On November 30, 1993, CRIIMI MAE entered into additional repurchase agreements with Nomura pursuant to which Nomura agreed to provide CRIIMI MAE with an additional $150 million of available financing for a three-year term expiring October 27, 1996, secured by FHA-Insured Loans and GNMA Mortgage-Backed Securities. As mentioned above, as of January 23, 1995, the borrowings collateralized with FHA-Insured Loans were paid off, terminating the related FHA portion of the Master Repurchase Agreements-Nomura. Replacement financing was obtained from GACC through a master repurchase agreement at substantially similar terms, except as related to collateral requirements, as discussed under Master Repurchase Agreement-GACC. Interest on these Nomura borrowings for the first twelve months after the initial funding (April 29, 1994 through April 28, 1995) was based on the three-month LIBOR plus a spread of .70%. Interest on the borrowings from April 29, 1995 to October 28, 1995 and from October 29, 1995 through the maturity of the facility will be based on three-month LIBOR plus a spread of .50% and .30%, respectively. During any period where the average market value of each security pledged is less than $4 million, the spread increases by .05%. The rate in effect on March 31, 1995 was set on January
23, 1995 for three months at 7.125%, including the spread. The value of the GNMA Mortgage-Backed Securities pledged as collateral must equal at least
107% of the amounts borrowed.

     As of March 31, 1995, CRIIMI MAE had borrowed approximately $331 million of the funds available under the Master Repurchase Agreements-Nomura primarily to acquire Government Insured Multifamily Mortgages. As of March 31, 1995, mortgage investments directly owned by CRIIMI MAE, which approximate $373.1 million at fair value, were used as collateral pursuant to certain terms of the Master Repurchase Agreements-Nomura.

     GACC
     ----
     On January 23, 1995, CRIIMI MAE entered into the Master Repurchase Agreement-GACC which provided CRIIMI MAE with $300 million of available financing through April 1, 1996. Interest on such borrowings is based on one-month LIBOR, plus a spread of .75% or .50% depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. Generally, the value of the FHA-Insured Loans or GNMA Mortgage-Backed Securities pledged as collateral must equal at least 105% of the amounts outstanding and no more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities.

     As of March 31, 1995, approximately $178 million was outstanding under this facility primarily to pay down the portion of the borrowings secured by FHA-Insured Loans under the Master Repurchase Agreements-Nomura and to effect a $50

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million required, permanent reduction of the Revolving Credit Facility. As of March 31, 1995, these borrowings were collateralized by mortgage investments directly held by CRIIMI MAE with an aggregate fair value of approximately $189 million. The weighted average interest rate on this facility, including applicable spreads, was 6.78% as of March 31, 1995.

Commercial Paper Facility/Revolving Credit Facility
- ---------------------------------------------------
     As of March 31, 1995, the lenders in the Revolving Credit Facility, which matures August 28, 1996, have agreed to loan CRIIMI MAE an aggregate principal amount of $85 million for the remaining term of the facility. CRIIMI MAE made a $50 million permanent reduction in the Revolving Credit Facility on January 27, 1995, bringing the maximum allowable amount outstanding to $85 million.

     The interest rate on borrowings under the Revolving Credit Facility is based on CRIIMI MAE's choice of (i) the one, two, three or six-month LIBOR plus a spread of 0.50%, 0.5625%, or 0.625% depending on the percentage of GNMA Mortgage-Backed Securities pledged as collateral or (ii) a base rate equal to the higher of either the lender's prime rate or 0.50% per annum above the federal funds rate, plus an interest rate margin of 0%, 0.0625%, or 0.125% depending on the percentage of GNMA Mortgage-Backed Securities held as collateral. The rate on this facility as of March 31, 1995 was 6.75%, which is based on one-month LIBOR and a spread of .625%.

     The value of the collateral pledged must equal at least 110% of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities. As of March 31, 1995, mortgage investments directly owned by CRIIMI MAE, which approximated $76.1 million at fair value, were used as collateral pursuant to the terms of the Revolving Credit Facility.

     The Revolving Credit Agreement also requires a minimum Fixed Charge Coverage Ratio, as defined in the amended agreement, of 1.35 to 1.0 for any fiscal quarter through September 30, 1995 and a minimum of 1.4 to 1.0 for any fiscal quarter after September 30, 1995. For the quarter ended March 31, 1995, the Fixed Charge Coverage Ratio was 1.53:1.0.

     As of March 31, 1995, CRIIMI MAE had borrowed $65 million under the Revolving Credit Facility primarily to acquire Government Insured Multifamily Mortgages, other mortgage investments and to repay other borrowings.

Bank Term Loan
- --------------
     The Bank Term Loan had an outstanding principal balance of approximately $13 million as of March 31, 1995. As of March 31, 1995, the Bank Term Loan was secured by the value of 13,124,000 CRI Liquidating shares owned by CRIIMI MAE based on the then-current requirement that collateral valued at 200% of the outstanding balance secure the loan. In April 1995, CRIIMI MAE obtained the release of 6,174,000 of these CRI Liquidating shares due to the revision in collateral requirements resulting from the refinancing, as discussed below.

     The Bank Term Loan was refinanced effective March 31, 1995. The revised terms provide for an interest rate based on .75% (versus an interest rate spread of 1.10%, previously) over CRIIMI MAE's choice of one, two or three-month LIBOR and collateral requirements of 175% of the outstanding loan amount. The Bank Term Loan requires a quarterly principal payment based on the greater of (i) the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing the Bank Term Loan or (ii) an amount to bring the Bank Term Loan to its scheduled outstanding balance at the end of such quarter. Any remaining amounts outstanding are due by April 1, 1997.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of March 31, 1995, the interest rate on the Bank Term Loan was 6.875%, based on one-month LIBOR plus a spread of .75%.

Other Repurchase Agreements
- ---------------------------
     As of March 31, 1995, CRIIMI MAE financed, through repurchase agreements, between 70% and 80% of the purchase price of the BB rated and B rated tranches of subordinated securities which were purchased during the third and fourth quarters of 1994. The following table summarizes the financing related to these investments.

                                Amount                                                       Current
                               Financed                                                        Rate
                   Security    (as of March)  % of Purchase    Base                          (including
     Pool           Rating      31, 1995)    Price Financed   Rate       Spread    Spread)     Term
     ----          -------    -------------  --------------   --------   ------  ---------- -----------

     MCF MC-1      BB         $ 7,754,739              80%    6M LIBOR    1.00%  7.7500%    6 Months(1)
     MCF MC-1      B            5,396,106              70%    6M LIBOR    1.10%  7.5375%    6 Months(1)
     MCF C-1       BB           7,544,577              80%    6M LIBOR    1.00%  7.7500%    6 Months(1)
     MCF C-1       B            5,165,704              70%    6M LIBOR    1.10%  7.8500%    6 Months(1)
                              -----------
                              $25,861,126
                              ===========

(1)  These facilities have an initial term of six months, cancellation notification periods ranging from six months to one year and several six month renewals.


     On April 6, 1995, CRIIMI MAE entered into additional repurchase agreements in the aggregate amount of approximately $11 million collateralized by the BB, B rated and unrated tranches of subordinated securities which were simultaneously purchased. The repurchase agreements represent 65% of the purchase price of the rated securities (the unrated tranche was purchased with equity) and the interest rate is based on one-month LIBOR plus a spread of 1.375%.

Working Capital Line of Credit
- ------------------------------
     CRIIMI MAE executed a $10 million working capital line of credit with Riggs National Bank on February 24, 1995. This line of credit will be secured by shares of CRI Liquidating valued at approximately 175% of any outstanding borrowings. At CRIIMI MAE's option, the interest rate will be set at one, two or three-month LIBOR plus .60%, the daily federal funds rate plus .80% or prime minus 1.0%.

     No amounts were outstanding under the working capital line of credit as of March 31, 1995.

Other Debt Related Information
- ------------------------------
     During December 1994, CRIIMI MAE negotiated with its lenders to amend debt agreements to provide for more flexibility in the restrictive covenants. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt to equity ratio, as defined, may not exceed 3.0:1.0. As of March 31, 1995, CRIIMI MAE's debt-to-equity ratio was approximately 2.4:1.0. The weighted average cost of borrowings, including amortization of deferred financing fees of $1.0 million for the three months ended March 31, 1995, on all of CRIIMI MAE's borrowings, was approximately 7.72%.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain of the debt agreements require that a minimum level of unencumbered assets be maintained, the most restrictive of which requires 2% of total indebtedness be maintained by CRIIMI MAE. As of March 31, 1995, CRIIMI MAE had approximately $48.0 million, at estimated fair value, of unencumbered FHA-Insured Loans and GNMA Mortgage-Backed Securities. Additionally, CRIIMI MAE has other unencumbered assets which in some cases are subject to certain lender eligibility requirements including, but not limited to cash, working capital line of credit and unencumbered CRI Liquidating stock.

Interest Rate Hedge Agreements
- ------------------------------
     CRIIMI MAE has entered into a series of interest rate hedging agreements to partially limit the adverse effects of rising interest rates on its aggregate borrowings. The following hedge agreements with an aggregate notional amount of approximately $627 million were in place at March 31, 1995:

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                   Hedging              Notional
                  Instrument             Amount         Effective Date         Maturity Date      Floor      Cap       Index(c)
               ----------------      --------------    -----------------    --------------------  ------    -------    --------

               Accreting Collar(d)     35,000,000      July 9, 1990         July 9, 1995          8.750%    10.500%      CP
               Cap (b)                 25,000,000      May 24, 1991         May 24, 1996          N/A       9.000%       CP
               Cap                     25,000,000      June 17, 1991        June 17, 1996         N/A       8.450%       CP
               Cap                     50,000,000      June 25, 1993        June 25, 1998         N/A       6.50%      3M LIBOR
               Cap                     50,000,000      July 1, 1993         June 3, 1996          N/A       6.50%      3M LIBOR
               Cap                     50,000,000      July 20, 1993        July 20, 1998         N/A       6.25%      3M LIBOR
               Cap                     50,000,000      August 10, 1993      August 10, 1997       N/A       6.00%      3M LIBOR
               Cap                     50,000,000      August 27, 1993      August 27, 1997       N/A       6.125%     3M LIBOR
               Cap                     50,000,000      November 10, 1993    November 10, 1997     N/A       6.00%      3M LIBOR
               Cap (a)                 35,000,000      February 2, 1994     February 2, 1999      N/A       6.125%     1M LIBOR
               Cap (a)                 50,000,000      March 15, 1994       March 15, 1997        N/A       6.375%     3M LIBOR
               Cap (a)                 50,000,000      March 25, 1994       March 25, 1998        N/A       6.50%      3M LIBOR
               Cap                     50,000,000      October 7, 1994      October 7, 1997       N/A       6.75%      3M LIBOR
               Cap (c)                 33,284,277      December 31, 1991    March 31, 1996        N/A       6.50%      3M LIBOR
               Cap (c)                  6,451,291      January 15, 1993     March 29, 1996        N/A       6.50%      3M LIBOR
               Cap (c)                 15,715,724      December 31, 1991    March 31, 1996        N/A       10.50%     3M LIBOR
               Cap (c)                  1,048,709      March 31, 1993       December 31, 1996     N/A       10.50%     3M LIBOR
                                     ------------
                                     $626,500,001 (e)(f)
                                     ============

(a) Approximately $2.3 million of costs were incurred during the first three months of 1994, in connection with the purchase of interest rate hedge agreements. These costs are being amortized using the effective interest method over the term of the interest rate hedge agreements for financial statement purposes and in accordance with the regulations under Internal
     Revenue Code Section 446 with respect to notional principal contracts for tax purposes. No new hedge agreements were entered into during the first three months of 1995.
(b) On May 24, 1993, CRIIMI MAE and the counterparty to the collar, CIBC, terminated the floor on this former collar. In consideration of such termination, CRIIMI MAE paid CIBC approximately $2.3 million. This amount was deferred on the accompanying consolidated balance sheets as the underlying debt being hedged is still outstanding. This amount will be amortized for the period from May 24, 1993 through May 26, 1996. CRIIMI
     MAE amortized approximately $0.2 million and $0.2 million of this deferred amount in the accompanying consolidated statements of income for the three months ended March 31, 1995 and 1994, respectively. Additionally, certain costs incurred during 1991 in connection with an extinguishment of debt which was financed with proceeds from a replacement facility, were deferred and are being amortized using the effective interest method over the life of the replacement facility. CRIIMI MAE amortized approximately $0.1 million and $0.2 million of such costs, during the three months ended March
     31, 1995 and 1994, respectively. As of March 31, 1995, the unamortized balance of such costs was approximately $490,000.
(c) The notional amount of these hedges amortize based on the expected pay down schedule of the Bank Term Loan. The average notional amount of these hedges is expected to be $25,540,441, $3,383,118, $18,959,559 and
     $2,710,633, respectively, during 1995.
(d) The accreting collar increased on a monthly basis from an original notional amount of $10 million in July 1990 to a final notional amount of $35 million in December 1990. The notional amount will remain at $35 million from December 1990 until maturity in July 1995.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(e) All of CRIIMI MAE's interest rate hedge agreements hedge CRIIMI MAE's borrowing costs. As of March 31, 1995, total borrowings, including outstanding commitments under CRIIMI MAE's Master Repurchase Agreements-
     Nomura, Master Repurchase Agreement-GACC, Revolving Credit Facility, other repurchase agreements and the Bank Term Loan are hedged by the interest rate hedge agreements.
(f) During the three months ended March 31, 1995, $80 million in collars matured.


Interest Rate Caps
- ------------------
     Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap. As of March 31, 1995, CRIIMI MAE had in place interest rate caps aggregating $591.5 million based on the CP Index and LIBOR. The caps that are based on the CP Index have an aggregate notional amount of $50 million at March 31, 1995, with a weighted average cap of 8.73%. The cap that is based on the one-month LIBOR has a notional amount of $35 million and a cap rate of 6.125%. Those based on the three-month LIBOR have an aggregate notional amount of $506.5 million at March 31, 1995, with a weighted average cap rate of 6.48%. At March 31, 1995, the index (one or three-month LIBOR, as applicable) on the applicable reset dates was at or exceeded the cap rate on caps with a notional amount of $235 million. CRIIMI MAE will receive payments based on the difference between the index and the cap. During the first quarter of 1995, the interest rate indices exceeded the interest rate cap on four caps which had the result of reducing CRIIMI MAE's overall interest expense by approximately $51,000.

Interest Rate Collars
- ---------------------
     Interest rate collars are hedging instruments that provide protection within a range of interest rates, based on a readily determinable interest rate index. When the interest rate index exceeds the cap, then the counterparty pays the difference between the index and the cap to CRIIMI MAE. Alternatively, if the interest rate index is below the floor, then CRIIMI MAE pays the difference to the counterparty.

     As of March 31, 1995, CRIIMI MAE had in place an interest rate collar based on the Federal Reserve 30 day CP Index with a notional amount outstanding of $35 million, a floor of 8.75% and a cap of 10.50% and which matures in July 1995.
As previously stated, three collars with an aggregate notional amount of $80 million matured during the quarter. During 1995 and 1994, the CP Index was below the floor on all of the collars in place, resulting in CRIIMI MAE making payments to the counterparties. Total payments to the counterparties on the interest rate collars during the three months ended March 31, 1995 and 1994 amounted to approximately $192,000 and $1,475,000, respectively, which is included in interest expense in the accompanying consolidated statements of income.

     CRIIMI MAE is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate hedge agreements should interest rates exceed the caps. However, the Adviser does not anticipate nonperformance by any of the counterparties. All except one counterparty to a $50 million cap have long-term debt ratings of A or above by Standard and Poor's and A3 or above by Moody's. The counterparty to the previously mentioned $50 million cap has a long-term debt rating of A+ by Standard and Poor's and Baa1 by Moody's. The Adviser does not intend to liquidate any of CRIIMI MAE's hedge instruments; however, the Adviser believes that these instruments are highly liquid. The hedges could be sold or transferred with the consent of the counterparty. Management does not believe that this consent would be withheld. Although none of CRIIMI MAE's hedge instruments are exchange-traded, there are a number of

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

financial institutions which enter into these types of transactions as part of their day-to-day activities.

     Although CRIIMI MAE expects the overall average life of its mortgage investments to exceed ten years, CRIIMI MAE's hedging agreements range in initial maturity from 3 to 5 years, principally because of the high cost of hedging instruments with maturities greater than 5 years. As of March 31, 1995, the average remaining term of these hedging agreements is approximately 2 years. Because CRIIMI MAE's mortgage investments have fixed interest rates, upon expiration of CRIIMI MAE's collar and cap agreements, CRIIMI MAE will have interest rate risk to the extent interest rates increase on its variable rate borrowings unless the hedges are replaced or other steps are taken to mitigate this risk. The Adviser continues to review its debt and asset/liability hedging techniques in order to minimize the impact of interest rate risk.

Cash Flow
- ---------
     Net cash provided by operating activities decreased for the three months ended March 31, 1995, as compared to the corresponding period in 1994 primarily due to the timing and amount of interest payments made during the three months ended March 31, 1995 as compared to the corresponding period in 1994.

     Net cash provided by investing activities increased for the three months ended March 31, 1995 as compared to the corresponding period in 1994 primarily as a result of a decrease in mortgage acquisitions and advances on construction loans. Partially offsetting this increase was a decrease in proceeds from the disposition of CRI Liquidating Government Insured Multifamily Mortgages.

     Net cash used in financing activities increased for three months ended March 31, 1995 as compared to the corresponding period in 1994. This increase was primarily due to a decrease in net proceeds from the issuance of common stock to approximately $4.5 million for the three months ended March 31, 1995 from approximately $52.2 million for the corresponding period in 1994. Also contributing to this increase was an increase in principal payments on obligations incurred under financing facilities to approximately $200.3 million for the three months ended March 31, 1995 from approximately $110.3 million for the corresponding period in 1994. Partially offsetting the increase was an increase in proceeds from obligations incurred under financing facilities to $185.8 million in 1995 from $121.2 million in 1994.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Events
- ------------
PROPOSAL TO BECOME SELF-MANAGED AND SELF-ADMINISTERED

     In September 1994, CRIIMI MAE's board formed a special committee comprised of the independent directors to evaluate a proposed merger of CRI's mortgage businesses, including the advisory business conducted on CRIIMI MAE's behalf and certain other mortgage investment, servicing, origination and advisory businesses which CRI currently conducts through various affiliates (the CRI Mortgage Businesses). The proposal calls for CRIIMI MAE to acquire the CRI Mortgage Businesses, including CRICO Mortgage Company, Inc. (CRICO) and two other CRI affiliates, by:

     - issuing a maximum of 2,761,290 shares of common stock to CRI's owners, William B. Dockser and H. William Willoughby, and certain other executive officers of CRIIMI MAE provided that at the closing of the transaction the stock issued cannot total more than $22.9 million,

     - assuming $9.1 million of outstanding debt of the CRI Mortgage Businesses, and

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

     The Board of Directors authorized CRIIMI MAE to engage Merrill Lynch, Pierce, Fenner & Smith Incorporated to act as CRIIMI MAE's financial adviser in connection with the proposed merger. The special committee of independent directors engaged Duff & Phelps Capital Markets Co. to render an opinion as to the fairness of the proposed merger to CRIIMI MAE and its public stockholders. On April 20, 1995, the merger proposal was approved by the Board of Directors of CRIIMI MAE, with William B. Dockser and H. William Willoughby abstaining from voting, and Duff & Phelps delivered its opinion stating that the merger proposal is fair to CRIIMI MAE and its public stockholders from a financial point of view. On April 26, 1995, CRIIMI MAE filed with the Securities and Exchange Commission a proxy statement (Commission File No. 1-10360). On May 1, 1995, the proxy statement describing the proposed merger was mailed to shareholders of record on April 24, 1995. A special meeting of the shareholders to vote on the proposed merger has been set for June 21, 1995, with an anticipated closing on or before June 30, 1995. The proposed merger is subject to, among other things, the approval of the holders of a majority of CRIIMI MAE's common shares voted at a meeting where a quorum is present.

     As part of the proposed merger, CRIIMI MAE's financial condition and liquidity will be impacted by an increase in total assets. The value of the acquired assets is estimated, in total, at $35.2 million. The value of the assets is expected to be allocated as follows: the AIM Funds' subadvisory contracts and loan servicing contracts (approximately $7.4 million), the terminated contract, work force and intellectual property of the CRI Mortgage Businesses (approximately $23.9 million) and other assets totalling approximately $7.2 million. The increase in assets will be partially offset by a reduction in cash and cash equivalents of approximately $3.3 million resulting from the payment of costs incurred in connection with the proposed merger, as well as capital contributions. Also as a part of the proposed merger, CRIIMI MAE's total liabilities and shareholders' equity are expected to increase by

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately $35.2 million. Shareholders' equity is expected to increase by approximately $21.1 million as a result of the issuance of up to 2,761,290 common shares and the issuance of options to purchase 3,000,000 common shares. Additionally, total liabilities are expected to increase by $14.1 million, as a result of indebtedness of $9.1 million assumed in the proposed merger and deferred compensation of $5 million.

     On a financial statement basis, the transaction will result in a decrease in net income per share which is primarily due to non-cash expenses arising from the amortization of assets acquired in the proposed merger. On an income tax basis, CRIIMI MAE believes the proposed merger should be accretive to its shareholders because the increase in revenue streams from the CRI Mortgage Businesses and the reduction in CRIIMI MAE's annual expenses, as a result of the termination of the advisory agreement, as well as the add back of the majority of the non-cash amortization expenses described above, should result in additional tax basis income, on a per share basis.

     If this transaction is approved by the shareholders, all payments made by CRIIMI MAE under the advisory agreement to the Adviser and to CRI would cease upon the consummation of the transaction and CRIIMI MAE would no longer have a guaranteed $700,000 annual distribution in connection with its investment in the AIM Funds from CRI/AIM Investment Limited Partnership, an affiliate of CRI. Although expense reimbursements to CRI by CRIIMI MAE would no longer be made, CRIIMI MAE would incur these expenses directly.

     The proposed transaction has no impact on the payments required to be made by CRI Liquidating, other than that the expense reimbursement currently paid by CRI Liquidating to CRI in connection with the provision of services by its Adviser will be paid to affiliates of CRIIMI MAE subsequent to the consummation of the transaction.

     For further information with respect to the proposed transaction, reference is made to the proxy statement.

Issuance of Stock
- -----------------
     On June 23, 1994, CRIIMI MAE filed with the SEC a shelf registration statement on Form S-3 (Commission File No. 33-54267) in order to register debt securities, preferred shares and common shares of CRIIMI MAE for sale to the public in the aggregate principal amount of up to $200 million. CRIIMI MAE may from time to time offer in one or more series the securities in amounts, at prices and on terms to be set forth in supplements to the registration statement. During the three months ended March 31, 1995, CRIIMI MAE issued 625,000 shares under the shelf registration statement for net proceeds of approximately $4.2 million. These proceeds were invested in subordinated securities. On April 21, 1995, an additional 500,000 shares were issued for net proceeds of approximately $3.5 million. CRIIMI MAE anticipates using the proceeds primarily to invest in additional subordinated securities. To date, 1,625,000 shares, resulting in net proceeds of approximately $12 million, have been issued under the shelf registration statement.

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on form 8-K were filed during the quarter ended March 31, 1995. The exhibits filed as part of this report are listed below.

     Exhibit No.                                   Description
     -----------                        --------------------------------
         27                                  Financial Data Schedule

All other items are not applicable.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CRIIMI MAE INC.

May 12, 1995                                 /s/ Cynthia O. Azzara
- -------------------------                    -----------------------------
DATE                                         Cynthia O. Azzara
                                             Senior Vice President,
                                             Principal Accounting Officer
                                             and Chief Financial Officer