Form 10-Q
period 1995-06-30
CRIIMI MAE INC
filed 1995-08-14
CIK 847322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         June 30, 1995
                              -------------

Commission file number        1-10360
                              -------

                                 CRIIMI MAE INC.
--------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

               Maryland                                  52-1622022
------------------------------------------        ------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

11200 Rockville Pike, Rockville, Maryland                   20852
-----------------------------------------         ------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (301) 816-2300
--------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding as of August 11, 1995
----------------------------       ---------------------------------
Common Stock, $.01 par value                  30,434,344

                                 CRIIMI MAE INC.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1995


                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - as of June 30, 1995
            (unaudited) and December 31, 1994 . . . . . . .         3

          Consolidated Statements of Income - for the
            three and six months ended June 30, 1995
            and 1994 (unaudited)  . . . . . . . . . . . . .         5

          Consolidated Statement of Changes in
            Shareholders' Equity - for the six months
            ended June 30, 1995 (unaudited) . . . . . . . .         6

          Consolidated Statements of Cash Flows -
            for the six months ended June 30, 1995
            and 1994 (unaudited)  . . . . . . . . . . . . .         7

          Notes to Consolidated Financial Statements  . . .
            (unaudited) . . . . . . . . . . . . . . . . . .         8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . .        37

PART II.  Other Information

Item 2.   Legal Proceedings . . . . . . . . . . . . . . . .        61

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .        62

Signature   . . . . . . . . . . . . . . . . . . . . . . . .        63

PART I.   FINANCIAL INFORMATION
PART 1.   FINANCIAL STATEMENTS

                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                               June 30,     December 31,
                                                 1995           1994
                                             ------------   ------------
                                             (Unaudited)
Investment in mortgages, at amortized
    cost, net of unamortized discount
    and premium                              $700,611,676   $703,215,753

Investment in mortgages, at fair value        112,579,125    154,373,576

Investment in subordinated securities,
    at amortized cost, net of unamortized
    discount and premium                       67,325,382     38,858,349

Investment in insured mortgage funds
    and advisory partnership                   29,575,953     29,923,240

Investment in Services Corporation              6,871,000             --

Investment in Services Partnership                538,000             --

Mortgage servicing assets                         881,000             --

Terminated contract and workforce              23,900,000             --

Goodwill                                        3,845,417             --

Cash and cash equivalents                       5,456,592      5,143,171

Note receivable                                 5,002,183             --

Receivables and other assets                    8,361,240      9,097,080

Deferred financing costs, net of accumulated
    amortization of $13,081,858 and
    $11,065,595, respectively                   6,732,592      8,632,333

Deferred costs, principally paid to related
    parties, net of accumulated amortization
    of $1,126,940 and $1,933,697,
    respectively                                5,625,254      5,806,499
                                             ------------   ------------
     Total assets                            $977,305,414   $955,050,001
                                             ============   ============


                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
PART 1.   FINANCIAL STATEMENTS


                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                               June 30,     December 31,
                                                 1995           1994
                                             ------------   ------------
                                             (Unaudited)
Liabilities:
  Master Repurchase Agreements               $509,006,770   $456,984,347
  Revolving Credit Facility                    56,000,000    115,000,000
  Other Repurchase Agreements                  41,984,845     24,891,783
  Bank Term Loans                              22,016,880     30,371,800
  Deferred compensation payable                 5,002,183             --
  Interest payable                              5,129,000      6,645,676
  Accounts payable and accrued expenses         3,411,435      1,497,290
                                             ------------   ------------
        Total liabilities                     642,551,113    635,390,896
                                             ------------   ------------
Minority interests in
  consolidated subsidiary                      51,378,861     69,617,184
                                             ------------   ------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock                                      --             --
  Common stock, $0.01 par value, 30,185,618
    and 26,227,253 shares issued as of June 30,
    1995 and December 31, 1994, respectively
    and 29,684,344 and 25,725,979 shares
    outstanding as of June 30, 1995 and
    December 31, 1994, respectively               301,856        262,272
  Net unrealized gains on mortgage
    investments                                14,070,531     10,316,768
  Additional paid-in capital                  273,765,156    244,224,984
                                             ------------   ------------
                                              288,137,543    254,804,024
  Less treasury stock, at cost -
    501,274 shares                             (4,762,103)    (4,762,103)
                                             ------------   ------------
        Total shareholders' equity            283,375,440    250,041,921
                                             ------------   ------------
        Total liabilities and shareholders'
          equity                             $977,305,414   $955,050,001
                                             ============   ============

                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                                           CRIIMI MAE INC.
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)
                                                 For the three months ended          For the six months ended
                                                          June 30,                             June 30,
                                                     1995           1994                 1995          1994
                                                 ------------   ------------         ------------  ------------
Income:
  Mortgage investment income                     $ 16,485,758   $ 16,350,064         $33,301,625    $ 31,179,465
  Income from investment in subordinated
    securities                                      2,084,527             --           3,436,444              --
  Other investment income                             228,354        286,521             997,916         765,221
  Income from investment in insured
    mortgage funds and advisory partnership           583,294        547,456           1,147,394       1,158,327
                                                 ------------   ------------         -----------    ------------
                                                   19,381,933     17,184,041          38,883,379      33,103,013
                                                 ------------   ------------         -----------    ------------
Expenses:
  Interest expense                                 11,904,387      8,521,400          24,053,790      17,040,851
  Annual fee to related party                         855,870        791,671           1,718,129       1,482,883
  Incentive fee to related party                           --         46,830                  --         264,052
  General and administrative                          909,345        734,820           1,862,088       1,796,346
  Amortization of deferred costs                       64,800        101,647             135,090         194,932
  Mortgage servicing fees                             135,378        157,248             281,498         276,412
  Adjustment to provision for settlement
    of litigation                                          --       (557,340)                 --        (557,340)
                                                 ------------   ------------         -----------    ------------
                                                   13,869,780      9,796,276          28,050,595      20,498,136
                                                 ------------   ------------         -----------    ------------
Income before mortgage dispositions                 5,512,153      7,387,765          10,832,784      12,604,877

Mortgage dispositions:
  Gains                                                66,933        456,640           1,819,176      12,282,981
  Losses                                                   --        (10,893)           (184,897)       (210,038)
                                                 ------------   ------------         -----------    ------------
Income before minority interests                    5,579,086      7,833,512          12,467,063      24,677,820

Minority interests in net income of
  consolidated subsidiary                            (969,674)    (1,757,138)         (2,942,254)     (8,619,396)
                                                 ------------   ------------         -----------    ------------
Net income                                       $  4,609,412   $  6,076,374         $ 9,524,809    $ 16,058,424
                                                 ============   ============         ===========    ============
Net income per share                             $        .17   $        .24         $       .36    $        .69
                                                 ============   ============         ===========    ============
Weighted average shares outstanding,
  exclusive of shares held in treasury             26,773,071     25,183,533          26,521,755      23,150,566
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


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                           CRIIMI MAE INC.

                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                               For the six months ended June 30, 1995

                                                             (Unaudited)


                                                             Net
                                                          Unrealized
                                                           Gains on     Additional                                     Total
                                         Common Stock      Mortgage      Paid-In      Undistributed      Treasury   Shareholders'
                                          Par Value       Investments    Capital        Net Income        Stock        Equity
                                         -----------     ------------- ------------    ------------    -----------  -------------
Balance, December 31, 1994               $   262,272     $  10,316,768 $244,224,984    $         --    $(4,762,103) $ 250,041,921
Net income                                        --                --           --       9,524,809             --      9,524,809
Dividends of $0.45 per weighted
  average share                                   --                --   (2,454,066)     (9,524,809)            --    (11,978,875)
Adjustment to net unrealized
  gains on mortgage investments of subsidiary
  and mortgages held for disposition              --         3,753,763           --              --             --      3,753,763
Shares issued                                 39,584                --   31,994,238              --             --     32,033,822
                                         -----------     ------------- ------------    ------------    -----------  -------------
Balance, June 30, 1995                   $   301,856     $  14,070,531 $273,765,156    $         --    $(4,762,103)  $283,375,440
                                         ===========     ============= ============    ============    ===========  =============

                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                     CRIIMI MAE INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                      For the six months ended
                                                                               June 30,
                                                                      1995                1994
                                                                  ------------        ------------
Cash flows from operating activities:
  Net income                                                      $  9,524,809        $ 16,058,424
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Amortization of deferred costs                                   135,090             194,932
      Amortization of deferred financing costs                       2,019,604           3,042,838
      Amortization of deferred AIM acquisition costs                   135,156             123,179
      Mortgage discount amortization                                  (333,241)           (502,886)
      Subordinated securities discount amortization                   (482,058)                 --
      Mortgage premium accretion                                        54,779              45,310
      Gains on mortgage dispositions                                (1,819,176)        (12,282,981)
      Losses on mortgage dispositions                                  184,897             210,038
      Equity in income from investment in limited
        partnerships                                                   (59,763)             (7,038)
      Minority interests in earnings of consolidated subsidiary      2,942,254           8,619,396
      Changes in assets and liabilities:
        Decrease (increase) in receivables and other assets            631,442          (1,174,371)
        Decrease in accounts payable and accrued
          expenses                                                     (58,099)         (1,664,247)
        (Decrease) increase in interest payable                     (1,516,676)          2,114,256
                                                                  ------------        ------------
          Net cash provided by operating activities                 11,359,018          14,776,850
                                                                  ------------        ------------
Cash flows from investing activities:
  Purchase of mortgages and advances on construction loans          (5,463,466)       (218,698,388)
  Purchase of subordinated securities                              (28,151,595)                 --
  Receipt of principal from subordinated securities                    166,620                  --
  Proceeds from mortgage dispositions                               55,455,341          62,983,484
  Receipt of mortgage principal from scheduled payments              2,933,771           3,026,226
  Receipt of principal from investment in insured mortgage funds       212,131             527,598
  Payment of deferred costs                                         (1,091,197)           (357,435)
  Annual return from investment in limited partnerships                126,645             126,646
                                                                  ------------        ------------
          Net cash provided by (used in) investing activities       24,188,250        (152,391,869)
                                                                  ------------        ------------
Cash flows from financing activities:
  Proceeds from obligations incurred under financing facilities    205,979,801         232,714,877
  Principal payments on obligations incurred under financing
    facilities                                                    (213,319,236)       (111,711,000)
  Increase in deferred financing costs                                (119,863)         (2,750,802)
  Dividends (including return of capital) paid to shareholders,
    including minority interests                                   (36,045,470)        (41,185,491)
  Proceeds from the issuance of common stock                         8,388,594          56,250,000
  Payment of stock issuance/offering costs                            (117,673)         (4,050,000)
                                                                  ------------        ------------
          Net cash (used in) provided by financing activities      (35,233,847)        129,267,584
                                                                  ------------        ------------
Net increase (decrease) in cash and cash equivalents                   313,421          (8,347,435)

Cash and cash equivalents, beginning of period                       5,143,171          13,599,860
                                                                  ------------        ------------
Cash and cash equivalents, end of period                          $  5,456,592        $  5,252,425
                                                                  ============        ============

                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

      8                          CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Organization

     CRIIMI MAE Inc. (CRIIMI MAE) (formerly CRI Insured Mortgage Association, Inc.) is an infinite-life, actively managed real estate investment trust (REIT). On June 30, 1995, pursuant to a shareholder-approved merger transaction (the Merger), CRIIMI MAE became a fully integrated, self-administered and self-managed mortgage company, engaging in mortgage investment, mortgage advisory services and mortgage servicing and origination activities. CRIIMI MAE's principal objectives are to provide stable or growing quarterly cash distributions to its shareholders while preserving and protecting its capital. CRIIMI MAE has sought to achieve these objectives primarily by investing in government insured and guaranteed mortgage investments secured by multifamily housing complexes (Government Insured Multifamily Mortgages) located throughout the United States and, to a lesser extent, higher yielding uninsured subordinated securities, using a combination of debt and equity financing.

     In connection with the Merger, as further described in Note 4, on June 30, 1995, CRICO Mortgage Company, Inc. (CRICO Mortgage), CRI/AIM Management Inc. (CRI/AIM Management), and CRI Acquisition, Inc. (CRI Acquisition ) were merged with and into CRIIMI MAE Management, Inc. (CRIIMI Management), a newly-formed, wholly owned subsidiary of CRIIMI MAE. CRICO Mortgage, CRI/AIM Management and CRI Acquisition (collectively, the CRI Mortgage Businesses) were affiliates of C.R.I., Inc. (CRI). In connection with the Merger, on June 30, 1995, all of the employees of the CRI Mortgage Businesses became employees of CRIIMI Management and the advisory agreement with CRI Insured Mortgage Associates Limited Partnership (the Adviser) was terminated, as discussed below. Immediately prior to the Merger, the CRI Mortgage Businesses sold the sub-advisory contracts related to four publicly held limited partnerships known as the American Insured Mortgage Investors Funds (the AIM Funds) and certain mortgage servicing contracts to CRIIMI MAE Services, Inc. (the Services Corporation), a newly-formed Maryland Corporation, in exchange for 15-year interest bearing installment notes in the aggregate principal amount of $6,586,000. The Services Corporation immediately contributed these assets to CRIIMI MAE Services Limited Partnership, a newly-formed Maryland limited partnership, (the Services Partnership) in exchange for a 92% sole limited partnership interest. The remaining mortgage servicing contracts acquired by CRIIMI Management in the Merger were immediately contributed to the Services Partnership in exchange for an 8% sole general partnership interest. Additionally, on June 30, 1995, CRIIMI MAE contributed $285,000 to the Services Corporation in exchange for 100% of the non-voting common stock (which shares are entitled to 95% of the dividends) of the Services Corporation and certain directors and officers of CRIIMI MAE collectively contributed $15,000 to the Services Corporation in exchange for 100% of the voting common stock (which shares are entitled to 5% of the dividends) of the Services Corporation. It is anticipated that substantially all of the economic benefits of ownership of the Services Corporation will inure to the benefit of CRIIMI MAE by virtue of its debt and equity and interests therein.

     The Services Partnership provides mortgage servicing and advisory services to third parties, certain affiliates of CRI and the AIM Funds on a fee basis. As of August 1, 1995, the Services Partnership's mortgage servicing portfolio consisted of 181 loans with an aggregate unpaid principal balance of $859 million. CRIIMI MAE, through CRIIMI Management, controls the Services Partnership as general partner.

     In addition to its investments in Government Insured Multifamily Mortgages, subordinated securities, the Services Partnership and the Services Corporation, CRIIMI MAE also owns approximately 57% of CRI Liquidating REIT, Inc. (CRI Liquidating), a finite-life, self-liquidating REIT which owns Government Insured Multifamily Mortgages. Additionally, CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, owns all of the general partnership interests in the AIM Funds.

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Organization - Continued

CRIIMI MAE, CRI Liquidating, CRIIMI, Inc. and CRIIMI Management are Maryland Corporations.

     CRIIMI MAE is governed by a board of directors (the Board of Directors), a majority of whom are independent directors. From inception through June 30, 1995, the Board of Directors engaged the Adviser, an affiliate of CRI, to act in the capacity of adviser to CRIIMI MAE. Prior to June 30, 1995, the Adviser conducted CRIIMI MAE's day-to-day operations and managed CRIIMI MAE's portfolio of Government Insured Multifamily Mortgages and other assets with the goal of maximizing CRIIMI MAE's value. Under the advisory agreement between CRIIMI MAE and the Adviser, the Adviser and its affiliates received certain fees and expense reimbursements from CRIIMI MAE through June 30, 1995. However, as discussed in Note 4, effective June 30, 1995, CRIIMI MAE became a self-administered and self-managed REIT and, pursuant to the Merger, the advisory agreement was terminated. Accordingly, the Adviser no longer manages CRIIMI MAE's operations and is, thus, not entitled to receive fees and expense reimbursements from CRIIMI MAE.

     CRI Liquidating is also governed by the Board of Directors, which has engaged the Adviser to act in the capacity of adviser to CRI Liquidating.
Under an advisory agreement between CRI Liquidating and the Adviser, the Adviser is obligated to provide administrative services on behalf of CRI Liquidating, evaluate and negotiate voluntary dispositions of mortgage investments and conduct CRI Liquidating's day-to-day affairs. In return for these services, the Adviser is entitled to receive annual fees based on amounts invested by CRI Liquidating and incentive fees based on the achievement of certain performance goals. From inception through June 30, 1995, the Adviser and its affiliates were entitled to reimbursement for certain expenses incurred in connection with the operation and administration of CRI Liquidating. However, as discussed in
Note 4, on June 30, 1995, affiliates of CRIIMI MAE acquired the mortgage servicing, origination and advisory businesses conducted by CRI and certain of its affiliates, including certain of the physical assets and the workforce of the Adviser. The Adviser will continue to perform advisory services on behalf of CRI Liquidating following the Merger. However, pursuant to a reimbursement agreement entered into between the Adviser and CRIIMI Management in connection with the Merger, the employees of CRIIMI Management will perform certain services on behalf of the Adviser under the CRI Liquidating advisory agreement. While neither CRIIMI Management nor CRIIMI MAE will receive advisory fees in return for these services, CRIIMI Management will be reimbursed, at cost, for its employees time and expenses pursuant to the reimbursement agreement.

2.   Basis of Presentation

     In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, including CRI Liquidating, CRIIMI Management and CRIIMI MAE Financial Corporation (a wholly owned subsidiary of CRIIMI MAE formed in June 1995), contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated financial position of CRIIMI MAE as of June 30, 1995 and December 31, 1994 and the consolidated results of its operations for the three and six months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.    Basis of Presentation - Continued

presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CRIIMI MAE's Annual Report filed on Form 10-K and amended on Forms 10-K/A for the year ended December 31, 1994. In relation to the Merger, it is also suggested that these financial statements be read in conjunction with the Proxy Statement dated April 28, 1995, and the report on Form 8-K dated June 30, 1995, and filed with the SEC on July 14, 1995.

3.   Summary of Significant Accounting Policies

     Merger of CRI Mortgage Businesses
     ---------------------------------
          Assets acquired and costs incurred in connection with the Merger were recorded using the purchase method of accounting. The amounts allocated to the assets acquired are based on management's estimate of their fair values with the excess of purchase price over fair value allocated to goodwill.

                                CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Summary of Significant Accounting Policies - Continued

          The AIM sub-advisory contracts and the mortgage servicing contracts transferred to the Services Partnership will be amortized using the effective interest method over 10 years. CRIIMI MAE will reflect this amortization through its equity in earnings of the Services Partnership and the Services Corporation. The remaining assets acquired by CRIIMI MAE, including goodwill, will be amortized using the straight-line method over ten years.

     Fixed Assets
     ------------
          Fixed assets acquired in connection with the Merger of approximately $212,000 (included in receivables and other assets on the accompanying consolidated balance sheet as of June 30, 1995) are recorded at cost. Depreciation of furniture and equipment is computed over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed over the base period of the related lease or the estimated life of the improvement, whichever is shorter. Depreciation and amortization are computed using the straight-line method.

     Investment in Services Corporation
     ----------------------------------
          CRIIMI MAE accounts for its investment in the Services Corporation under the equity method because the voting common stock of the Services Corporation is owned by directors and officers of CRIIMI MAE and because CRIIMI MAE is entitled to substantially all of the economic benefits of ownership of the Services Corporation.

     Investment in Services Partnership
     ----------------------------------

          CRIIMI MAE's investment in the Services Partnership is accounted for under the equity method since the limited partner has the right to approve any action that would make it impossible for the Services Partnership to carry on its ordinary business.

     Statements of Cash Flows
     ------------------------
          Interest expense paid for the six months ending June 30, 1995 and 1994 was $23,550,862 and $11,883,757, respectively.

          In connection with the Merger, the following significant non-cash investing and financing activities were recorded during the six months ending June 30, 1995:

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Summary of Significant Accounting Policies - Continued

          Assets Acquired
          ---------------
          Investment in Services Corporation           $ 6,871,000
          Investment in Services Partnership               538,000
          Note receivable                                5,002,183
          Terminated contract and workforce             23,900,000
          Mortgage servicing assets                        881,000
          Goodwill                                       3,845,417
          Fixed assets                                     212,484
          Decrease in deferred costs                    (1,162,756)
          Decrease in receivables and other
            costs                                         (250,000)
                                                       -----------
          Total assets acquired                        $39,837,328
                                                       ===========

          Liabilities assumed and stock issued
          ------------------------------------
          Bank term loan                               $ 9,100,000
          Deferred compensation payable                  5,002,183
          Merger costs payable                           1,972,244
          Common stock issued                           22,262,901
          Value of stock options issued                  1,500,000
                                                       -----------
          Liabilities assumed and stock issued         $39,837,328
                                                       ===========

4.   Merger of CRI Mortgage Businesses

     On September 29, 1994, a special committee of the Board of Directors (the Special Committee) was appointed by the Board of Directors to consider whether, and on what basis, CRIIMI MAE should become self-administered and self-managed. The members of the Special Committee, Garrett G. Carlson, Sr., G. Richard Dunnells and Robert F. Tardio, are not and have not been affiliates of CRI or the CRI Mortgage Businesses nor officers or employees of CRIIMI MAE.

     The consideration paid by CRIIMI MAE in connection with the Merger was determined by negotiations between William B. Dockser and H. William Willoughby (collectively, the Principals) and the Special Committee. In the negotiations, the Special Committee was assisted by Duff & Phelps Capital Markets Co. (Duff & Phelps) and took into account the views of Merrill Lynch, Pierce, Fenner & Smith Incorporated, the financial adviser to CRIIMI MAE with respect to the merger proposal. Duff & Phelps rendered an opinion to the effect that the merger proposal was fair to CRIIMI MAE and its stockholders, other than the Principals, from a financial point of view.

     The Special Committee unanimously recommended the merger proposal to the Board of Directors. The Board of Directors (with the Principals abstaining) unanimously approved the merger proposal and recommended that the stockholders of CRIIMI MAE vote for the merger proposal. The merger proposal was approved by the stockholders of CRIIMI MAE at a meeting held on June 21, 1995. Holders of approximately fifty six percent of the 26,888,456 shares outstanding as of the April 24, 1995 record date voted in favor of the Merger. Of the shares voted, the margin was 8.5 to 1 in favor of the Merger.

     The Merger became effective on June 30, 1995 (the Closing Date) at which time certain assets and liabilities of the CRI Mortgage Businesses were merged with and into CRIIMI Management. The CRI Mortgage Businesses were affiliates of

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.   Merger of CRI Mortgage Businesses - Continued

CRI. CRI and its affiliates had been involved in mortgage origination, underwriting, investment and related activities for over 20 years. CRICO Mortgage was formed in 1975 to assist CRI and its affiliates with mortgage-related activities. Since that time, CRICO Mortgage had originated nearly $300 million in construction loans which eventually became part of CRI sponsored funds. From 1991 through June 30, 1995, CRICO Mortgage personnel had underwritten in excess of $500 million of uninsured loans and assisted with the underwriting and asset management of more than $600 million in insured investments held by the AIM Funds.

     CRI/AIM Management was formed in 1991 to act as sub-advisor to the AIM Funds, which hold investments in Government Insured Multifamily Mortgages. CRI/AIM Management provided origination, servicing, and loan management services on behalf of the AIM Funds pursuant to its advisory agreements.

     As discussed in Note 1, through June 30, 1995, the Adviser provided advisory services to CRIIMI MAE pursuant to an advisory agreement. Immediately prior to the Merger, the advisory agreement between CRIIMI MAE and the Adviser was sold to CRI Acquisition, a newly formed entity.

     The consideration paid by CRIIMI MAE (measured on the Closing Date) for the CRI Mortgage Businesses was approximately $32,900,000. Additionally, CRIIMI MAE incurred costs of approximately $3.1 million to execute the Merger. As part of the consideration paid in the Merger, CRIIMI MAE issued on the Closing Date 1,325,419 shares of common stock (Common Shares), which vested immediately, to each of the Principals. On the Closing Date, CRIIMI MAE issued, for services rendered in connection with the Merger, to Jay R. Cohen, Frederick J. Burchill, Deborah A. Linn and Cynthia O. Azzara (collectively, the Executive Officers) a total of 110,452 Common Shares. The Common Shares issued to the Executive Officers will vest in three equal installments on the first three anniversaries of the Closing Date. The aforementioned Common Shares issued to the Principals and the Executive Officers may not be sold or otherwise transferred, with certain exceptions, until the third anniversary of the Closing Date. As a result of these transactions, the Principals and Executive Officers held approximately 11% of the 29,684,344 Common Shares outstanding as of June 30, 1995.

     Pursuant to the Merger Agreement, CRIIMI Management became liable for certain debt of the CRI Mortgage Businesses in the principal amount of $9,100,000, as discussed in Note 10, below.

     As discussed in Note 9, the Principals and the Executive Officers entered into employment agreements with CRIIMI Management for terms of five years and three years, respectively. In addition, each of the Principals received from CRIIMI MAE options to purchase one million Common Shares at $1.50 per share more than the aggregate average of the high and low sale prices of Common Shares on the New York Stock Exchange during the ten trading days preceding the Closing Date, which average sale price was calculated at $8.27 per share (the Trading Price) and 500,000 Common Shares at $4.00 per share more than the Trading Price. The options vest in equal installments on the first five anniversaries of the Closing Date. The Executive Officers received options to purchase a total of 180,000 Common Shares at $1.50 per share more than the Trading Price. In

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.   Merger of CRI Mortgage Businesses - Continued

addition, certain other officers (the Other Officers) of CRIIMI MAE received options to purchase a total of 50,000 Common Shares at $1.50 per share more than the Trading Price. These options vest in equal installments on the first three anniversaries of the Closing Date. The Principals', Executive Officers' and Other Officers' options expire on the eighth anniversary of the Closing Date.

     As discussed in Note 14, on June 20, 1995, a complaint was filed in the United States District Court of the District of Maryland against CRIIMI MAE's directors in connection with the Merger.

5.   Investment in Mortgages

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

     As of June 30, 1995 and December 31, 1994, CRIIMI MAE directly owned 170 and 173 Government Insured Multifamily Mortgages and Government Insured Construction Mortgages, as defined below, respectively, which had a weighted average net effective interest rate of approximately 8.00% and 8.00%, a weighted average remaining term of approximately 32 and 33 years, and an aggregate fair value of approximately $701 million and $653 million, respectively.

     As of June 30, 1995 and December 31, 1994, CRIIMI MAE indirectly owned through its subsidiary, CRI Liquidating, 23 and 44 Government Insured Multifamily Mortgages, respectively, which had a weighted average net effective interest rate of approximately 10.67% and 10.02%, a weighted average remaining term of approximately 27 years and 26 years, and an aggregate fair value of approximately $113 million and $154 million, respectively.

     Thus, on a consolidated basis, as of June 30, 1995 and December 31, 1994, CRIIMI MAE owned, directly or indirectly, 193 and 217 Government Insured Multifamily Mortgages and Government Insured Construction Mortgages, respectively. As of June 30, 1995, these investments had a weighted average net effective interest rate of approximately 8.37%, a weighted average remaining term of approximately 32 years and an aggregate fair value of approximately $813 million. These amounts compare to a weighted average net effective interest rate of approximately 8.33%, a weighted average remaining term of approximately 32 years and an aggregate fair value of approximately $807 million, as of December 31, 1994. In addition, as of June 30, 1995, CRIIMI MAE had committed approximately $3.7 million for advances on FHA-Insured Loans and GNMA Mortgage-Backed Securities relating to the construction or rehabilitation of multifamily housing projects, including nursing homes and intermediate care facilities (Government Insured Construction Mortgages).

     During the six months ended June 30, 1995, CRIIMI MAE directly acquired one

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   Investment in Mortgages - Continued

Government Insured Multifamily Mortgage with a purchase price of $0.2 million, a net effective interest rate of 9.25% and a remaining term of 32 years. In addition, during the first six months of 1995, CRIIMI MAE funded advances of $5.3 million on Government Insured Construction Mortgages with a weighted average net effective interest rate of approximately 8.27%. These loans are anticipated to convert to permanent loans over the next five months with an anticipated maturity of 40 years.

     During the six months ended June 30, 1995, CRIIMI MAE, through its subsidiary, CRI Liquidating, disposed of 21 mortgage investments which constituted approximately 33% of CRI Liquidating's December 31, 1994 portfolio balance. The 21 dispositions resulted in net financial statement gains of approximately $1.6 million and tax basis gains of $9.5 million. In addition, during the six months ended June 30, 1995, there were four prepayments of Government Insured Multifamily Mortgages held directly by CRIIMI MAE. The prepayment of one of the above-mentioned mortgages resulted in a loss of approximately $12,000 which is included in losses from mortgage dispositions on the accompanying consolidated statement of income for the six months ended June 30, 1995. The other mortgage prepayments resulted in financial statement gains of approximately $67,000, which are included in gains from mortgage dispositions on the accompanying consolidated statements of income for the three and six months ended June 30, 1995.

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

     The fair value of the Government Insured Multifamily Mortgages is based on quoted market prices.

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   Investment in Mortgages - Continued

                                                      As of June 30, 1995            As of December 31, 1994
                                                   Amortized        Fair            Amortized         Fair
                                                     Cost           Value             Cost            Value
                                                 ------------    ------------     ------------     ------------
Investment in mortgages, at amortized cost       $700,611,676    $700,755,564     $703,215,753     $653,062,381
                                                 ============    ============     ============     ============

Investment in mortgages, at fair value           $ 87,686,668    $112,579,125     $136,120,900     $154,373,576
                                                 ============    ============     ============     ============

6.   Investment in Subordinated Securities

     In addition to investing in Government Insured Multifamily Mortgages, CRIIMI MAE's Board of Directors has authorized CRIIMI MAE to invest in other mortgage investments which are not federally insured or guaranteed. Since adoption of this policy, CRIIMI MAE has been reviewing opportunities for investment in other real estate securities which complement CRIIMI MAE's existing holdings. In the current investment climate, CRIIMI MAE's management believes that investments in higher yielding subordinated securities represent attractive investment opportunities. In August 1995, the Board of Directors modified CRIIMI MAE's investment policy and authorized CRIIMI MAE to invest up to 30% of CRIIMI MAE's total consolidated assets in uninsured mortgage and mortgage-related investments, of which a maximum of 25% of total consolidated assets may be invested in subordinated securities.

     As of June 30, 1995, CRIIMI MAE had purchased three tranches of securities issued by Mortgage Capital Funding, Inc. Series 1994-MC1 (MCF 1994-MC1), two tranches of securities issued by Mortgage Capital Funding, Inc. Series 1993-C1 (MCF 1993-C1), three tranches of securities issued by Nomura Asset Securities Corporation, Series 1994-C3 (Nomura 1994-C3) and three tranches of securities issued by Structured Mortgage Securities Corporation Series 1995-M1 (SMC 1995-
M1). MCF 1994-MC1, MCF 1993-C1, Nomura 1994-C3 and SMC 1995-M1 issued multiple tranches of securities and have elected to be treated as real estate mortgage investment conduits (REMICs).

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

     The following table summarizes financial statement information related to these investments on an aggregate basis by pool:

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.   Investment in Subordinated Securities - Continued

                                                       Original             Amortized                   Fair
                                   Face                Purchase               Cost                      Value
  Pool                            Amount                Price         (as of June 30, 1995)     (as of June 30, 1995)
---------                       -----------          -----------      ----------------------    ---------------------
MCF 1994-MC1                    $34,404,343          $22,038,132          $22,058,116               $22,948,503

MCF 1993-C1                      19,678,873           16,810,299           17,155,738                18,065,300

Nomura 1994-C3                   21,177,237           18,256,802           18,220,133                18,830,695

SMC 1995-M1                      15,204,614            9,894,793            9,891,395                10,122,620
                                -----------          -----------          -----------               -----------
Total                           $90,465,067          $67,000,026          $67,325,382               $69,967,118
                                ===========          ===========          ===========               ===========

     The aggregate investments by the underlying rating of the securities are as follows:

                                                       Amortized Cost
Security Rating               Face Amount          (as of June 30, 1995)
---------------               -----------         ----------------------
  BB Rated                    $35,254,405               $31,806,632

  B Rated                      33,111,334                26,624,720

  Unrated                      22,099,328                 8,894,030
                              -----------               -----------
     Total                    $90,465,067               $67,325,382
                              ===========               ===========

     As described in Note 10, upon closing on the purchase of the subordinated securities, CRIIMI MAE entered into a series of repurchase agreements which provided financing to purchase the rated tranches of the subordinated securities (the unrated tranches were purchased with equity or available cash). As of June 30, 1995, between 65% and 80% of the purchase price was financed for aggregate borrowings of approximately $42.0 million. See Note 10 for a further discussion of these repurchase agreements.

     On August 1, 1995, CRIIMI MAE purchased the BBB rated tranche of the Nomura 1994-C3 securitization for approximately $4 million. Also on August 1, 1995, a repurchase agreement representing 80% of the purchase price of the security was entered into to finance this investment. CRIIMI MAE expects to invest approximately $20 million in an additional subordinated security transaction during late August 1995.

     Based on the timing and amount of future credit losses estimated by

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.   Investment in Subordinated Securities - Continued

management, the weighted average anticipated yield to maturity for the investments in subordinated securities made to date is approximately 14%. The accounting treatment required under generally accepted accounting principles requires that the income on these investments be recorded on a level yield basis given the anticipated yield to maturity on these investments. This currently results in income which is lower for financial statement purposes than for tax purposes. On a leveraged basis, the current weighted average anticipated yield to maturity on these investments is approximately 24%. This anticipated return was determined based on the anticipated yield to maturity net of interest expense attributed to the financing of the rated tranches.

     The anticipated returns on these investments are based upon a number of assumptions that are currently subject to several business and economic uncertainties and contingencies, including, without limitation, the potential lack of a liquid secondary market for these securities, prevailing interest rates, renewal of the repurchase agreements which provided financing to purchase the subordinated securities at similar terms, the general condition of the real estate market, competition for tenants, and changes in market rental rates. As these uncertainties and contingencies are generally beyond CRIIMI MAE's control, no assurance can be given that the anticipated yield to maturity will be achieved.

     In making these investments, CRIIMI MAE and its affiliates applied their knowledge of multifamily and other commercial mortgages to perform due diligence on the mortgage investments collateralizing the securities. This analysis may include reviewing, to the extent available, the operating records of the underlying real estate assets, appraisals, environmental studies, market studies and architectural and engineering studies, and where deemed necessary, independently developing projected operating budgets. In addition, site visits may be conducted at certain of the properties. In addition to performing these steps in connection with the due diligence, CRIIMI MAE also reviews the servicing terms of the transactions. CRIIMI MAE will generally make investments of this type when satisfactory arrangements exist whereby CRIIMI MAE can closely monitor the collateral. All transactions entered into to date have had such satisfactory arrangements.

     Although investments in Government Insured Multifamily Mortgages and Government Insured Construction Mortgages will continue to comprise the majority of CRIIMI MAE's total consolidated asset base, CRIIMI MAE expects that investments in subordinated securities will represent a major component of CRIIMI MAE's new business activity during 1995 and 1996. As of June 30, 1995, these investments represent approximately 7% of CRIIMI MAE's total consolidated assets. As previously stated, in August 1995, CRIIMI MAE's Board of Directors modified CRIIMI MAE's investment policy and authorized CRIIMI MAE to invest up to 30% of total consolidated assets in uninsured mortgage and mortgage-related investments, of which a maximum of 25% of total consolidated assets may be invested in subordinated securities.

7.   Reconciliation of Financial Statement Net Income to Tax Basis
       Income

     On an annual basis, CRIIMI MAE expects to pay to its shareholders quarterly cash dividends equal to virtually all of its tax basis income.

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7. Reconciliation of Financial Statement Net Income to Tax Basis Income - Continued

     Reconciliations of the financial statement net income to the tax basis income for the three and six months ended June 30, 1995 and 1994 are as follows:

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7. Reconciliation of Financial Statement Net Income to Tax Basis Income - Continued

                                                    For the three months ended      For the six months ended
                                                             June 30,                         June 30,
                                                       1995            1994            1995           1994
                                                   ------------    ------------    ------------   ------------
Consolidated financial statement net income        $  4,609,412    $  6,076,374     $ 9,524,809   $ 16,058,424
Adjustment due to accounting for subsidiary
  as a pooling for financial statement
  purposes and a purchase for tax purposes              (12,572)        304,283       4,447,853      2,106,741
Income from investment in insured
  mortgage funds and advisory partnership                32,938          33,277          65,883         16,768
Mortgage dispositions                                    27,637              --          39,155         43,289
Reamortization of investments in
  subordinated securities                               156,993              --         276,627             --
Interest income - U.S. Treasuries                       182,828         218,371         371,425        442,040
Interest expense - defeased notes                      (257,365)       (305,518)       (526,771)      (623,094)
Interest expense - amortization of deferred
  financing costs                                      (355,100)       (137,109)       (869,210)       (78,427)
Interest expense - write-off of deferred
  financing costs                                            --         (47,261)             --        891,174
Provision for settlement of litigation                       --        (557,340)             --       (557,340)
Other                                                   (12,820)         (4,179)         (9,885)        (9,478)
                                                   ------------    ------------    ------------   ------------
Tax basis income                                   $  4,371,951    $  5,580,898    $ 13,319,886   $ 18,290,097
                                                   ============    ============    ============   ============
Tax basis income per share                         $        .16    $        .22    $        .50   $        .73
                                                   ============    ============    ============   ============
Weighted average number of shares
  outstanding (for tax purposes)                     26,888,456      25,183,533      26,621,202     25,183,533
                                                   ============    ============    ============   ============

8.   Dividends to Shareholders

     For the six months ended June 30, 1995, dividends of $0.45 per share were paid to shareholders. These dividends, which include long-term capital gains, are as follows:

                                             Dividend        Record Date
                                             --------        -----------
     Quarter ended March 31, 1995            $  0.225       March 20, 1995
     Quarter ended June 30, 1995                0.225       June 19, 1995
                                             --------
     Year-to-date June 30, 1995              $  0.450
                                             ========


     CRIIMI MAE's objective is to pay a stable quarterly dividend and to increase the tax basis income over time, and thereby increase the quarterly

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.   Dividends to Shareholders - Continued

dividend. However, the rise in short-term interest rates during 1994 significantly increased CRIIMI MAE's interest expense which resulted in reduced net income and, ultimately, lower dividend distributions. The anticipated dividend level for 1995 of $0.90 per share includes assumptions regarding interest rates, the amount and timing of investments in subordinated securities, and other factors. The assumption regarding interest rates is that short-term interest rates would, on average, remain at the levels of early March 1995. While a sustained period of higher short-term interest rates could reduce the dividend, the adverse effects of such an increase in interest rates would be limited by CRIIMI MAE's interest rate caps, as discussed in Note 11. The estimated dividend level also assumes that, during 1995, CRIIMI MAE will invest approximately $62 million in subordinated securities ($28 million of which was invested during the first and second quarters of 1995) with terms that are similar to the $39 million of subordinated securities that CRIIMI MAE purchased in 1994. The dividend estimate for 1995 does not include any of the anticipated effects of CRIIMI MAE's Merger.

9.   Transactions with Related Parties

     Below is a summary of the related party transactions which occurred during the three and six months ended June 30, 1995 and 1994:

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.   Transactions with Related Parties - Continued

                                                                   For the three months ended     For the six months ended
                                                                             June 30,                       June 30,
                                                                     1995            1994            1995           1994
                                                                 ------------    ------------    ------------   ------------
Payments to the Adviser (i):
----------------------------
Annual fee - CRIIMI MAE (a)(h)                                  $     760,912    $    620,325    $  1,493,297   $  1,117,036
Annual fee - CRI Liquidating (a)(g)                                    94,958         171,346         224,832        365,847
Incentive fee - CRIIMI MAE (a)                                             --          46,830              --        264,052
Incentive fee - CRI Liquidating (f)                                        --              --              --        394,812
Mortgage selection fees - CRIIMI MAE (b)                              211,137       1,029,232         211,137      1,132,798
                                                                -------------    ------------    ------------   ------------
          Total                                                 $   1,067,007    $  1,867,733    $  1,929,266   $  3,274,545
                                                                =============    ============    ============   ============
Payments to CRI (i):
--------------------
Expense reimbursement - CRIIMI MAE (c)                          $     435,653    $    344,213    $    929,416   $    699,867
Expense reimbursement - CRI
  Liquidating (c)                                                      42,165          69,527         111,586        145,613
                                                                -------------    ------------    ------------   ------------
          Total                                                 $     477,818    $    413,740    $  1,041,002   $    845,480
                                                                =============    ============    ============   ============
Amounts Received or Accrued from Related Parties
------------------------------------------------
CRIIMI,Inc.
-----------
  Income (d)                                                    $     475,872    $    434,045    $    932,550   $    931,505
  Return of capital (e)                                               117,921         204,181         212,131        527,599
                                                                -------------    ------------    ------------   ------------
          Total                                                 $     593,793    $    638,226    $  1,144,681   $  1,459,104
                                                                =============    ============    ============   ============
CRI/AIM Investment Limited
  Partnership (d)(h)                                            $     175,000    $    175,000    $    350,000   $    350,000
                                                                =============    ============    ============   ============

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

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.   Transactions with Related Parties - Continued

          Limited Partnership (CRIIMI I) target yield during the first quarter of 1995, CRI Liquidating paid deferred annual fees of $28,467. The carryover CRIIMI I target yield was not achieved during the second quarter of 1995. As a result of reaching the carryover CRIIMI I target yield during the first and second quarters of 1994, CRI Liquidating paid deferred annual fees of $31,279 and $29,068, respectively.
(h) As of June 1, 1993, pursuant to the First Amendment to the CRI Insured Mortgage Association, Inc. advisory agreement (the Advisory Agreement), CRI guaranteed that CRIIMI MAE would receive an annual distribution from CRI/AIM Investment Limited Partnership of $700,000. CRIIMI MAE was granted the right to reduce the amounts paid to the Adviser by the difference between the guaranteed $700,000 distribution and the amount actually paid to CRIIMI MAE by CRI/AIM Investment Limited Partnership. As such, the amounts paid to the Adviser for the three and six months ended June 30, 1995 were reduced by $77,355 and $154,862, respectively, which represents the difference between the guaranteed distribution for the period and the amount actually paid to CRIIMI MAE. The amounts paid to the Adviser for the three and six months ended June 30, 1994, were reduced by $77,580 and $157,070, respectively, which represents the difference between the guaranteed distribution for the period and the amount actually paid to CRIIMI MAE. This guarantee was terminated effective June 30, 1995 in connection with the transaction in which CRIIMI MAE acquired the CRI Mortgage Businesses and became self-managed and self-administered, as discussed in Notes 1 and 4.
(i) As discussed in Notes 1 and 4, effective with the Closing Date on June 30, 1995, all payments made by CRIIMI MAE under the Advisory Agreement to the Adviser and to CRI ceased and CRIIMI MAE no longer receives the guaranteed $700,000 payment discussed in (h) above. Although expense reimbursements to CRI by CRIIMI MAE no longer will be made, CRIIMI MAE will incur these expenses directly. This transaction has no impact on the payments required to be made by CRI Liquidating, other than that the expense reimbursement previously paid to CRI will be paid to a subsidiary of CRIIMI MAE effective June 30, 1995.

     In addition to the transactions discussed above, in connection with the Merger (as discussed in Note 4, above), CRIIMI MAE has entered into the following transactions with related parties and certain directors and officers as of June 30, 1995:

     CRI Sublease - CRIIMI MAE has entered into an agreement with CRI to sublease approximately 11,800 square feet of office space leased by CRI, at a total annual rent of approximately $237,000. All increases in lease occupancy charges, including inflation adjustments and expense reimbursements, will be passed through on a per square foot basis. This amount reflects prevailing market rates and is below CRI's rental cost. The term of this sublease will run concurrently with CRI's lease, which expires on October 31, 1997. CRIIMI MAE anticipates leasing an additional 1,800 square feet from CRI, at a total annual rent of approximately $36,000, subject to the landlord's approval.

     Administrative Services Agreement - Pursuant to an agreement between CRIIMI MAE and CRI (the CRI Administrative Services Agreement), CRI will

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.   Transactions with Related Parties - Continued

provide CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI MAE's business. CRIIMI MAE intends to use the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by CRIIMI Management or provided by another service provider. The CRI Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE. CRIIMI MAE and its subsidiaries expect the charges under the CRI Administrative Services Agreement to approximate $190,000 during the third and fourth quarters of 1995.

     Registration Rights and Lock-up Agreement - The Common Shares received by the Principals and the Executive Officers pursuant to the Merger Agreement (the Restricted Shares) are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the Securities Act), and may be sold only pursuant to an effective registration statement under the Securities Act or an applicable exemption, including an exemption under Rule 144. On June 30, 1995, the Principals and the Executive Officers entered into an agreement with CRIIMI MAE (the Registration Rights and Lock-Up Agreement) pursuant to which those persons are not permitted to offer, sell, contract to sell or otherwise dispose of any Restricted Shares for 36 months after the Closing Date, except for gifts to relatives and charitable contributions. Each Principal is prohibited from making such gifts in excess of 662,709 Common Shares during such period. After expiration of the lock-up period, the holders of the Restricted Shares, after notifying CRIIMI MAE of their intention, will be permitted, subject to certain procedural requirements, to sell Restricted Shares. If an exemption from the registration requirements is not available, the Principals and Executive Officers may exercise piggyback registration rights, may utilize any available shelf-registration and, if the aggregate number of Common Shares to be registered exceeds 50,000 Common Shares, exercise demand registration rights; provided that a maximum of two demand registration statements may be required and a second notice demanding registration must be at least a year after the first. Under the agreements providing for such registration rights, CRIIMI MAE will pay all expenses, other than underwriting discounts, in connection with any registration.

     Employment and Non-Competition Agreements - In connection with the Merger, on June 30, 1995, CRIIMI Management entered into employment and non-competition agreements with each of the Principals. Each Principal's employment agreement provides for minimum annual compensation of $125,000 and a term expiring on the fifth anniversary of the Closing Date. The agreements require each Principal to devote the substantial portion of his time to the affairs of CRIIMI MAE and its affiliated entities, except that each of them may devote time to his other existing business activities; provided that the time devoted to such other existing business activities does not interfere with the performance of his duties to CRIIMI MAE and its affiliated entities. The agreements define the phrase "the substantial portion" to mean all of the time required to perform the services necessary and appropriate for the conduct of the businesses of CRIIMI MAE and its affiliated entities.

     The employment agreements include provisions prohibiting the Principal from competing with CRIIMI Management, CRIIMI MAE or CRIIMI MAE's affiliated entities for at least six years after the Closing Date, unless the Principal's employment

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.   Transactions with Related Parties - Continued

is terminated other than for "cause" or pursuant to an "involuntary resignation" (as such terms are defined in the employment agreements). However, subsequent to the Merger, the Principals continue to have a substantial economic interest in, and control over, CRI and its affiliates, which will continue to (1) be a general partner in, and have minority economic interests in, certain existing partnerships which, directly or indirectly, own equity or debt investments in multifamily or commercial properties, (2) engage in and manage trading operations in multifamily and related mortgages, and (3) through the Adviser, which is an affiliate of CRI, serve as the adviser to CRI Liquidating.

     Also in connection with the Merger, on June 30, 1995, CRIIMI Management entered into employment agreements with each of the Executive Officers, namely Jay R. Cohen, Frederick J. Burchill, Deborah A. Linn, and Cynthia O. Azzara.
The Executive Officers' agreements have three-year terms and provide for minimum annual salaries of $175,000, $175,000, $125,000 and $120,000 ($130,000 beginning on September 1, 1995 for Ms. Linn and Ms. Azzara), respectively. Each of the Agreements with the Executive Officers includes provisions prohibiting the Executive Officer from competing with CRIIMI Management, CRIIMI MAE or CRIIMI MAE's affiliated entities while employed by CRIIMI Management.

     Stock Options - As discussed in Note 4, in connection with the Merger, the Principals, Executive Officers and Other Officers received certain stock options for services provided in connection with the Merger.

     Deferred Compensation Payable and Note Receivable - As discussed in Note 12, below, in connection with the Merger, on June 30, 1995, CRIIMI MAE entered into a deferred compensation agreement with each of the Principals and acquired a note receivable from CRI in the amount of $5,002,183 (the Note Receivable).

10.  Obligations under Financing Facilities

Master Repurchase Agreements
----------------------------
     Nomura
     ------
     On April 30, 1993, CRIIMI MAE entered into master repurchase agreements (collectively, with the additional repurchase agreements described below, the Master Repurchase Agreements-Nomura) with Nomura Securities International, Inc. and Nomura Asset Capital Corporation (collectively, Nomura) which provided CRIIMI MAE with $350 million of available financing for a three-year term expiring April 30, 1996, secured by FHA-Insured Loans and GNMA Mortgage-Backed Securities. As of January 23, 1995, the borrowings collateralized with FHA-Insured Loans were paid off, terminating the related FHA portion of the Master Repurchase Agreements-Nomura. Replacement financing was obtained from German American Capital Corporation (GACC) through a master repurchase agreement at substantially similar terms, except as related to collateral requirements, as discussed below under Master Repurchase Agreement-GACC. Interest on these Nomura borrowings is based on the three-month London Interbank Offered Rate (LIBOR) plus a spread of .50%. During any period where the average market value of each security pledged is less than $4 million, the spread increases by .05%. The rate in effect on June 30, 1995 was set on April 24, 1995 for three months at 6.75%, including the spread. In July 1995, CRIIMI MAE entered into a swap

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10.  Obligations under Financing Facilities - Continued

agreement whereby the interest rate on this facility was set on July 24, 1995 for a three month period at 5.8%, plus a spread of .5%. The value of the GNMA Mortgage-Backed Securities pledged as collateral must equal at least 110% of the amounts borrowed.

     On November 30, 1993, CRIIMI MAE entered into additional repurchase agreements with Nomura pursuant to which Nomura agreed to provide CRIIMI MAE with an additional $150 million of available financing for a three-year term expiring October 27, 1996, secured by FHA-Insured Loans and GNMA Mortgage-Backed Securities. As mentioned above, as of January 23, 1995, the borrowings collateralized with FHA-Insured Loans were paid off, terminating the related FHA portion of the Master Repurchase Agreements-Nomura. Replacement financing was obtained from GACC through a master repurchase agreement at substantially similar terms except as related to collateral requirements, as discussed under Master Repurchase Agreement-GACC. Interest on these Nomura borrowings for the first twelve months after the initial funding (April 29, 1994 through April 28, 1995) was based on three-month LIBOR plus a spread of .70%. Interest on the borrowings from April 29, 1995 to October 28, 1995 and from October 29, 1995 through the maturity of the facility is based on three-month LIBOR plus a spread of .50% and .30%, respectively. During any period where the average market value of each security pledged is less than $4 million, the spread increases by
 .05%. The rate in effect on June 30, 1995 was set on April 24, 1995 for three months at 6.75%, including the spread. In July 1995, CRIIMI MAE entered into a swap agreement whereby the interest rate on this facility was set on July 24, 1995 for a three month period at 5.8%, plus a spread of .5%. The value of the GNMA Mortgage-Backed Securities pledged as collateral must equal at least 110% of the amounts borrowed.

     As of June 30, 1995, CRIIMI MAE had borrowed approximately $331 million of the funds available under the Master Repurchase Agreements-Nomura primarily to acquire Government Insured Multifamily Mortgages. As of June 30, 1995, mortgage investments directly owned by CRIIMI MAE, which approximate $365 million at fair value, were used as collateral pursuant to certain terms of the Master Repurchase Agreements-Nomura.

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

     As of June 30, 1995, approximately $178 million was outstanding under this facility primarily to pay down the portion of the borrowings secured by FHA-Insured Loans under the Master Repurchase Agreements-Nomura and to effect a $50 million required, permanent reduction of the Revolving Credit Facility, as discussed below. As of June 30, 1995, these borrowings were collateralized by

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10.  Obligations under Financing Facilities - Continued

mortgage investments directly owned by CRIIMI MAE with an aggregate fair value of approximately $190 million. The weighted average interest rate on this facility, including applicable spreads, was 6.69% as of June 30, 1995.

Revolving Credit Facility
-------------------------
     As of June 30, 1995, the lenders in the Revolving Credit Facility, which matures August 28, 1996, have agreed to loan CRIIMI MAE an aggregate principal amount of $85 million for the remaining term of the facility. CRIIMI MAE made a $50 million permanent reduction in the Revolving Credit Facility on January 27, 1995, bringing the maximum allowable amount outstanding to $85 million.

     As of June 30, 1995, CRIIMI MAE had borrowed $56 million under the Revolving Credit Facility primarily to acquire Government Insured Multifamily Mortgages, other mortgage investments and to repay other borrowings.

     The interest rate on borrowings under the Revolving Credit Facility is based on CRIIMI MAE's choice of several different base rates with varying spreads depending on the percentage of GNMA Mortgage-Backed Securities held as collateral. The weighted average interest rate on this facility, including applicable spreads, as of June 30, 1995 was 6.63%, which is based on one-month LIBOR and a spread of .625%.

     The value of the collateral pledged must equal at least 110% of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities. As of June 30, 1995, mortgage investments directly owned by CRIIMI MAE, which approximated $66 million at fair value, were used as collateral pursuant to the terms of the Revolving Credit Facility.

     The Revolving Credit Agreement also requires a minimum Fixed Charge Coverage Ratio, as defined in the amended agreement, of 1.35 to 1.0 for any fiscal quarter through September 30, 1995 and a minimum of 1.4 to 1.0 for any fiscal quarter after September 30, 1995. For the quarter ended June 30, 1995, the Fixed Charge Coverage Ratio was 1.52 to 1.0.

Bank Term Loans
---------------
Bank Term Loan I
----------------
     The reducing term loan facility (Bank Term Loan I) had an outstanding principal balance of approximately $13 million as of June 30, 1995. As of June 30, 1995, Bank Term Loan I was secured by the value of 6,950,000 CRI Liquidating shares owned by CRIIMI MAE. In April 1995, CRIIMI MAE obtained the release of 6,174,000 of CRI Liquidating shares due to the revision in collateral requirements resulting from the refinancing, as discussed below.

     Bank Term Loan I was refinanced effective March 31, 1995. The revised terms provide for an interest rate spread based on .75% (versus an interest rate spread of 1.10%, previously) over CRIIMI MAE's choice of one, two or three-month LIBOR and collateral requirements of 175% of the outstanding loan amount. Bank Term Loan I requires a quarterly principal payment based on the greater of (i)

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10.  Obligations under Financing Facilities - Continued

the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing Bank Term Loan I or (ii) the amount necessary to bring Bank Term Loan I to its scheduled outstanding balance at the end of such quarter. Any remaining amounts outstanding are due by April 1, 1997.

     As of June 30, 1995, the interest rate on Bank Term Loan I was 6.8125%, based on one-month LIBOR plus a spread of .75%.

Bank Term Loan II
-----------------
     In connection with the Merger of the CRI Mortgage Businesses into CRIIMI MAE as discussed in Note 4, CRIIMI Management assumed certain debt of the CRI Mortgage Businesses in the principal amount of $9,100,000. Simultaneous with the closing of the Merger, the debt was refinanced. The term loan is secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM funds and is guaranteed by CRIIMI MAE. The loan requires quarterly principal payments of $650,000 and will mature December 31, 1998. Interest is based on CRIIMI MAE's choice of one, two or three-month LIBOR plus a spread of 1.25%. A one time commitment fee of $22,750 was due at closing. As of June 30, 1995, the interest rate on Bank Term Loan II was 7.3125% based on one-month LIBOR plus a spread of 1.25%.

Other Repurchase Agreements
---------------------------
     As of June 30, 1995, CRIIMI MAE financed, through repurchase agreements, between 65% and 80% of the purchase price of the BB rated and B rated tranches of subordinated securities. The following table summarizes the financing related to these investments:

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10.  Obligations under Financing Facilities - Continued

                                             Amount                                 Current
                                            Financed                                 Rate
                           Security       (As of June        Base                 (including
     Pool                   Rating          30, 1995)        Rate       Spread      Spread)        Term
     ----                  -------        ------------     --------     ------    ----------    -----------
     MCF 1994-MC1          BB             $ 7,754,739      6M LIBOR      1.000%     7.7500%     1/95-7/95(1)
     MCF 1994-MC1          B                5,396,106      6M LIBOR      1.100%     7.5375%     3/95-9/95(1)
     MCF 1993-C1           BB               7,544,577      6M LIBOR      1.000%     7.0000%     6/95-12/95(1)
     MCF 1993-C1           B                5,165,704      6M LIBOR      1.100%     7.1000%     6/95-12/95(1)
     Nomura 1994-C3        BB               6,630,441      1M LIBOR      1.375%     7.4375%     4/95-4/96
     Nomura 1994-C3        B                4,675,758      1M LIBOR      1.375%     7.4375%     4/95-4/96
     SMC 1995-M1           BB               1,895,037      1M LIBOR      1.000%     7.0625%     5/95-5/96
     SMC 1995-M1           B                2,922,483      1M LIBOR      1.000%     7.0625%     5/95-5/96
                                          -----------
                                          $41,984,845
                                          ===========

(1) These agreements have an initial term of six months, cancellation notification periods ranging from six months to one year and several six month renewals. CRIIMI MAE has not received notification of the cancellation of any of the agreements currently in place and is therefore assuming that the financing will be renewed for a minimum of an additional six months. On August 1, 1995, CRIIMI MAE entered into an additional repurchase agreement for approximately $3.2 million, representing 80% of the purchase price of the BBB tranche of the Nomura 1994-C3 transaction which was purchased simultaneous with the closing of the repurchase agreement. The repurchase agreement has a base rate of one-month LIBOR and a spread of 1.00%.


Working Capital Line of Credit
------------------------------
     CRIIMI MAE executed a $10 million working capital line of credit with Riggs National Bank on February 24, 1995. This line of credit will be secured by shares of CRI Liquidating valued at approximately 175% of any outstanding borrowings. At CRIIMI MAE's option, the interest rate will be set at one, two or three-month LIBOR plus .60%, the daily federal funds rate plus .80% or prime minus 1.0%.

     No amounts were borrowed under the working capital line of credit during the six months ended June 30, 1995.

Debt Refinancing
----------------
     In July 1995, CRIIMI MAE Financial Corporation, a newly-formed, special-purpose, wholly-owned subsidiary of CRIIMI MAE, filed a registration statement with the SEC in connection with an offering of fixed-rate collateralized mortgage obligations (CMOs). CRIIMI MAE is in the process of arranging for

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10.  Obligations under Financing Facilities - Continued

similar additional financings to supplement the plan to offer CMOs. The net proceeds from these fixed-rate CMOs and other financings would be used primarily to refinance approximately $380 million of CRIIMI MAE's secured, floating rate debt. The remaining net proceeds would be used for other corporate purposes, which could include investing in subordinated securities or acquiring mortgage servicing rights. The CMOs are expected to be collateralized by approximately $475 million of FHA-Insured Loans and GNMA Mortgage-Backed Securities held by CRIIMI MAE affiliates.

Other Debt Related Information
------------------------------
     During December 1994, CRIIMI MAE negotiated with its lenders to amend debt agreements to provide for more flexibility in the restrictive covenants. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt to equity ratio, as defined, may not exceed 3.0 to 1.0. As of June 30, 1995, CRIIMI MAE's debt-to-equity ratio was approximately 2.2 to 1.0. The weighted average cost of borrowings, including amortization of deferred financing fees of $2 million for the six months ended June 30, 1995, on all of CRIIMI MAE's borrowings, was approximately 7.69%.

     Certain of the debt agreements require that a minimum level of unencumbered assets be maintained, the most restrictive of which requires 2% of total indebtedness be maintained by CRIIMI MAE. As of June 30, 1995, CRIIMI MAE had approximately $79 million, at estimated fair value, of unencumbered FHA-Insured Loans and GNMA Mortgage-Backed Securities. Additionally, CRIIMI MAE has other unencumbered assets which in some cases are subject to certain lender eligibility requirements including, but not limited to, cash, working capital line of credit and unencumbered CRI Liquidating stock.

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

     Management is continually monitoring the levels of unencumbered collateral and has taken steps to negotiate more favorable collateral requirements with lenders. As discussed above, during the first quarter of 1995, CRIIMI MAE executed a master repurchase agreement with GACC for maximum borrowings of $300 million secured by FHA-Insured Loans and GNMA Mortgage-Backed Securities valued at approximately 105% of the amounts borrowed. This compares to collateral value requirements of 110% or borrowings under the Master Repurchase Agreements-Nomura and the Revolving Credit Facility.

     The collateral requirements on Bank Term Loan I were also reduced when the refinancing was completed on March 31, 1995. The value of the required collateral was reduced from 200% of the outstanding borrowings to 175% of the outstanding borrowings. CRIIMI MAE also provided for more flexibility through the February 1995 closing on a $10 million working capital line of credit,

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10.  Obligations under Financing Facilities - Continued

secured by shares of CRI Liquidating stock. As previously discussed, management is exploring financing alternatives other than secured, floating rate lending of the type currently in place.

     A reduction in long-term interest rates could have the impact of increasing the value of CRIIMI MAE's mortgage investments, lowering collateral requirements, and could also increase the level of prepayments on CRIIMI MAE's mortgage investments. CRIIMI MAE's yield on mortgage investments will be reduced to the extent CRIIMI MAE reinvests the proceeds from such prepayments in new mortgage investments with effective rates which are below the rates of the prepaid mortgages. Offsetting this risk is the opportunity to invest the proceeds from a prepayment into other higher yielding mortgage investments such as the subordinated securities. As discussed above, CRIIMI MAE's planned refinancing of approximately $380 million of floating rate debt is expected to reduce the impact of fluctuating interest rates on CRIIMI MAE's earnings and better match the maturities of CRIIMI MAE's liabilities with its assets.

     As previously discussed, management is actively pursuing investments in subordinated securities. While management believes the investments in subordinated securities are attractive investment opportunities on a risk-adjusted basis, changes in interest rates have an impact on the value of the subordinated securities and the cost to finance these transactions. As discussed above, in relation to all of CRIIMI MAE's mortgage investments, changes in interest rates can increase or decrease the value of the subordinated securities. Given that CRIIMI MAE intends to hold these investments to maturity, the most significant impact of this potential change in value is on the collateral requirements under the debt facilities. Management continually monitors the collateral requirements under the repurchase agreements which were used to finance the purchases of the rated tranches to ensure that adequate collateral exists to meet these requirements. Management also monitors the overall level of interest rate hedge agreements in place to ensure that all debt, including that entered into in connection with the subordinated securities, is adequately hedged against substantial increases in interest rates. It is anticipated that investments in subordinated securities will comprise a substantial portion of CRIIMI MAE's new business activity during 1995 and 1996.

     Management also believes that the Merger will create an overall return which will be less interest rate sensitive. The income which is derived from the Merger is primarily fee based, in the form of servicing fees, origination fees and advisory fees. While origination fees may decline in a rising interest rate environment, servicing fees are expected to become more stable in a rising interest rate environment as the likelihood of prepayments or refinancings decreases with higher rates. The potential loss of servicing fees as loans prepay or refinance in a period of declining interest rates is expected to be offset by the savings CRIIMI MAE would have on its cost of borrowing.

     CRIIMI MAE has sought to enhance the return to its shareholders through the use of leverage.  Nevertheless, CRIIMI MAE's use of leverage carries with it the risk that the cost of borrowings could increase without a corresponding increase in the return on its mortgage investments, which could result in reduced net income and thereby reduce the return to shareholders.  To partially limit the

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10.  Obligations under Financing Facilities - Continued

adverse effects of rising interest rates, CRIIMI MAE has entered into a series of interest rate hedging agreements, as discussed in Note 11, and is in the process of refinancing a portion of its floating rate debt with the proceeds from fixed rate CMOs, as discussed above. Currently, the flexibility in CRIIMI MAE's leverage is dependent upon the levels of unencumbered assets, which, as discussed above, are inherently linked to prevailing interest rates. CRIIMI MAE's ability to extend or refinance its debt facilities upon maturity will depend on a number of variables including, among other things, CRIIMI MAE's financial condition and its current and projected results from operations which are impacted by changes in interest rates. Management continuously monitors CRIIMI MAE's outstanding borrowings and hedging techniques in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities. As mentioned previously, management is exploring financing alternatives other than secured, floating rate lending of the type currently in place.

11.  Interest Rate Hedge Agreements

     CRIIMI MAE has entered into a series of interest rate hedging agreements to partially limit the adverse effects of rising interest rates on its aggregate borrowings. The following hedge agreements with an aggregate notional amount of approximately $623 million were in place at June 30, 1995:

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


11.  Interest Rate Hedge Agreements - Continued


    Hedging               Notional
   Instrument              Amount             Effective Date        Maturity Date         Floor      Cap        Index(c)
----------------       --------------      --------------------    -----------------      ------    -------     --------
Accreting Collar(d)      35,000,000        July 9, 1990            July 9, 1995           8.750%    10.500%       CP
Cap (b)                  25,000,000        May 24, 1991            May 24, 1996           N/A       9.0000%       CP
Cap                      25,000,000        June 17, 1991           June 17, 1996          N/A       8.4500%       CP
Cap                      50,000,000        June 25, 1993           June 25, 1998          N/A       6.5000%     3M LIBOR
Cap                      50,000,000        July 1, 1993            June 3, 1996           N/A       6.5000%     3M LIBOR
Cap                      50,000,000        July 20, 1993           July 20, 1998          N/A       6.2500%     3M LIBOR
Cap                      50,000,000        August 10, 1993         August 10, 1997        N/A       6.0000%     3M LIBOR
Cap                      50,000,000        August 27, 1993         August 27, 1997        N/A       6.1250%     3M LIBOR
Cap                      50,000,000        November 10, 1993       November 10, 1997      N/A       6.0000%     3M LIBOR
Cap (a)                  35,000,000        February 2, 1994        February 2, 1999       N/A       6.1250%     1M LIBOR
Cap (a)                  50,000,000        March 15, 1994          March 15, 1997         N/A       6.3750%     3M LIBOR
Cap (a)                  50,000,000        March 25, 1994          March 25, 1998         N/A       6.5000%     3M LIBOR
Cap                      50,000,000        October 7, 1994         October 7, 1997        N/A       6.7500%     3M LIBOR
Cap (c)                  23,025,875        December 31, 1991       March 31, 1996         N/A       6.5000%     3M LIBOR
Cap (c)                   2,381,858        January 15, 1993        March 29, 1996         N/A       6.5000%     3M LIBOR
Cap (c)                  22,974,125        December 31, 1991       March 31, 1996         N/A       10.500%     3M LIBOR
Cap (c)                   4,180,642        March 31, 1993          December 31, 1996      N/A       10.500%     3M LIBOR
                       ------------
                       $622,562,500 (e)(f)
                       ============

[FN]
(a)  Approximately $2.3 million of costs were incurred during the first six months of 1994 in connection with the purchase of interest rate hedge agreements.  These costs are being amortized using the effective interest method over the term of the interest rate hedge agreements for financial statement purposes and in accordance with the regulations under Internal
     Revenue Code Section 446 with respect to notional principal contracts for tax purposes.  No new hedge agreements were entered into during the first six months of 1995.
(b)  On May 24, 1993, CRIIMI MAE and the counterparty to the collar, Canadian
     Imperial Bank of Commerce (CIBC), terminated the floor on this former collar.  In consideration of such termination, CRIIMI MAE paid CIBC approximately $2.3 million.  This amount was deferred on the accompanying consolidated balance sheets as the underlying debt being hedged is still outstanding.  This amount will be amortized for the period from May 24,
     1993 through May 26, 1996.  CRIIMI MAE amortized approximately $0.4 million and $0.4 million of this deferred amount in the accompanying consolidated statements of income for the six months ended June 30, 1995 and 1994, respectively.  Additionally, certain costs incurred during 1991 in connection with an extinguishment of debt which was financed with proceeds from a replacement facility, were deferred and are being amortized using the effective interest method over the life of the replacement facility.
     CRIIMI MAE amortized approximately $0.3 million and $0.8 million of such

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


11.  Interest Rate Hedge Agreements - Continued

     costs, during the six months ended June 30, 1995 and 1994, respectively.
     As of June 30, 1995, the unamortized balance of such costs was approximately $343,000.
(c) The notional amount of these hedges amortize based on the expected pay down schedule of Bank Term Loan I. The average notional amount of these hedges is expected to be $22,925,806, $2,349,661, $18,529,194 and $2,806,590,
     respectively, for the remainder of 1995.
(d) The accreting collar increased on a monthly basis from an original notional amount of $10 million in July 1990 to a final notional amount of $35 million in December 1990. The notional amount remained at $35 million from December 1990 until maturity in July 1995.
(e) All of CRIIMI MAE's interest rate hedge agreements hedge CRIIMI MAE's borrowing costs. As of June 30, 1995, total borrowings, including outstanding commitments under CRIIMI MAE's Master Repurchase Agreements-Nomura, Master Repurchase Agreement-GACC, Revolving Credit Facility, other repurchase agreements and the bank term loans are hedged by the interest rate hedge agreements.
(f) During the six months ended June 30, 1995, $80 million in collars matured. Additionally, during July 1995, an accreting collar with a notional amount of $35 million (as described in (d), above) matured.



Interest Rate Caps
------------------
     Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap. As of June 30, 1995, CRIIMI MAE had in place interest rate caps aggregating $588 million based on the Commercial Paper Composite Rate (CP Index) and LIBOR. The caps that are based on the CP Index have an aggregate notional amount of $50 million at June 30, 1995, with a weighted average cap of 8.73%. The cap that is based on the one-month LIBOR has a notional amount of $35 million and a cap rate of 6.125%. Those based on the three-month LIBOR have an aggregate notional amount of $503 million at June 30, 1995, with a weighted average cap rate of 6.57%. CRIIMI MAE will receive payments based on the difference between the index and the cap. During the first six months of 1995, the interest rate indices exceeded the interest rate cap on four caps which had the result of reducing CRIIMI MAE's overall interest expense by approximately $104,000.

Interest Rate Collar
--------------------
     Interest rate collars are hedging instruments that provide protection within a range of interest rates, based on a readily determinable interest rate index. When the interest rate index exceeds the cap, the counterparty pays the difference between the index and the cap to CRIIMI MAE. Alternatively, if the interest rate index is below the floor, CRIIMI MAE pays the difference to the counterparty.

     During 1995 and 1994, the CP Index was below the floor on all of the collars in place, resulting in CRIIMI MAE making payments to the counterparties. Total payments to the counterparties on the interest rate collars during the six

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


11.  Interest Rate Hedge Agreements - Continued

months ended June 30, 1995 and 1994 amounted to approximately $801,000 and $2,752,000, respectively, which is included in interest expense in the accompanying consolidated statements of income. As of July 9, 1995, all of CRIIMI MAE's collars had expired.

     CRIIMI MAE is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate hedge agreements should interest rates exceed the caps. However, management does not anticipate nonperformance by any of the counterparties. All except one counterparty to a $50 million cap have long-term debt ratings of A or above by Standard and Poor's and A3 or above by Moody's. The counterparty to the previously mentioned $50 million cap has a long-term debt rating of A+ by Standard and Poor's and Baa1 by Moody's. Management believes that these hedge instruments are highly liquid. The hedges could be sold or transferred with the consent of the counterparty. Management does not believe that this consent would be withheld. Although none of CRIIMI MAE's hedge instruments are exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.

     Although CRIIMI MAE expects the overall average life of its mortgage investments to exceed ten years, CRIIMI MAE's hedging agreements range in initial maturity from 3 to 5 years, principally because of the high cost of hedging instruments with maturities greater than 5 years. As of June 30, 1995, the average remaining term of these hedging agreements is approximately 2 years. Because CRIIMI MAE's mortgage investments have fixed interest rates, upon expiration of CRIIMI MAE's cap agreements, CRIIMI MAE will have interest rate risk to the extent interest rates increase on its variable rate borrowings unless the hedges are replaced or other steps are taken to mitigate this risk. As previously discussed, management continues to review its debt and asset/liability hedging techniques in order to minimize the impact of interest rate risk.

12.  Deferred Compensation Payable and Note Receivable

     In connection with the Merger discussed in Note 4, CRIIMI MAE has entered into a deferred compensation arrangement with the Principals in the aggregate amount of $5,002,183 pursuant to which CRIIMI MAE agreed to pay each of the Principals for services performed in connection with structuring the Merger. CRIIMI MAE's obligation to pay the deferred compensation is limited, with certain exceptions to the creation of an irrevocable grantor trust for the benefit of the Principals and to the transfer to such trust of the Note Receivable in the amount of $5,002,183. The deferred compensation is fully vested and payable only to the extent that CRI continues to make principal payments on the Note Receivable. However, in the event of bankruptcy or a similar event affecting CRIIMI MAE, the remaining trust corpus would revert back to CRIIMI MAE, and the Principals would become unsecured creditors of CRIIMI MAE. Payments of principal and interest on the Note Receivable and the deferred compensation are payable quarterly and terminate in 10 years. Both the Note Receivable and deferred compensation obligation will bear interest at the prime rate (9% as of June 30, 1995) plus 2%.

                                  CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


13.  Issuance of Stock

     On June 23, 1994, CRIIMI MAE filed with the SEC a shelf registration statement on Form S-3 (Commission File No. 33-54267) in order to register debt securities, preferred shares and common shares of CRIIMI MAE for sale to the public in the aggregate principal amount of up to $200 million. CRIIMI MAE may from time to time offer in one or more series the securities in amounts, at prices and on terms to be set forth in supplements to the registration statement. During the six months ended June 30, 1995, CRIIMI MAE issued 1,125,000 shares under the shelf registration statement for net proceeds of approximately $7.7 million. These proceeds were invested in subordinated securities. Through June 30, 1995, 1,625,000 shares, resulting in net proceeds of approximately $12 million, have been issued under the shelf registration statement. On August 7, 1995, CRIIMI MAE issued an additional 750,000 shares under the shelf registration statement for net proceeds of approximately $5.8 million. It is anticipated that these proceeds will be invested in higher-yielding subordinated securities, used to acquire mortgage servicing rights, or used for other corporate purposes.

14.  Litigation

     On June 20, 1995, Edge Partners, L.P. filed in the United States District Court of the District of Maryland a complaint against CRIIMI MAE's directors. The complaint purports to be on behalf of CRIIMI MAE and alleges breach of fiduciary duty by the directors and a misleading proxy statement in connection with the Merger. The plaintiff seeks unspecified damages, a determination that the shareholder vote in favor of the Merger should be set aside and other relief. Management of CRIIMI MAE and the defendants believe that the suit is without merit.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
1995 VERSUS 1994
----------------
     CRIIMI MAE earned approximately $4.4 million in tax basis income for the three months ended June 30, 1995, a 21.7% decrease from approximately $5.6 million for the corresponding period in 1994. CRIIMI MAE earned approximately $13.3 million in tax basis income for the six months ended June 30, 1995, a 27.2% decrease from approximately $18.3 million for the corresponding period in 1994. On a per share basis, tax basis income for the three months ended June 30, 1995 decreased to $.16 per weighted average share from $.22 per weighted average share for the corresponding period in 1994. On a per share basis, tax basis income for the six months ended June 30, 1995 decreased to $.50 per weighted average share from $.73 per weighted average share for the corresponding period in 1994. These decreases were primarily attributable to the CRI Liquidating mortgage dispositions which resulted in approximately $5.4 million in tax basis gains (net of minority interest) for the six months ended June 30, 1995 as compared to tax basis gains of approximately $8.7 million (net of minority interest) for the corresponding period in 1994 and to an increase in interest expense, as discussed below. Also contributing to the decrease in tax basis income for the three and six months ended June 30, 1995 from the corresponding periods in 1994 was a reduction in ordinary income arising from the decrease in CRI Liquidating's mortgage base, as a result of mortgage dispositions during 1994 and 1995.

     Net income for financial statement purposes was approximately $4.6 million for the three months ended June 30, 1995, a 24.1% decrease from approximately $6.1 million for the three months ended June 30, 1994. Net income for financial statement purposes was approximately $9.5 million for the six months ended June 30, 1995, a 40.7% decrease from approximately $16.1 million for the six months ended June 30, 1994. On a per share basis, financial statement net income for the three months ended June 30, 1995 decreased to $.17 per weighted average share from $.24 per weighted average share for the three months ended June 30, 1994. On a per share basis, financial statement net income for the six months ended June 30, 1995 decreased to $.36 per weighted average share from $.69 per weighted average share for the six months ended June 30, 1994.

     Total income increased approximately $2.2 million or 12.8% to approximately $19.4 million for the three months ended June 30, 1995 from approximately $17.2 million for the three months ended June 30, 1994. Total income increased approximately $5.8 million or 17.5% to approximately $38.9 million for the six months ended June 30, 1995 from approximately $33.1 million for the six months ended June 30, 1994. These increases were primarily due to growth in income from subordinated securities and mortgage investment income (net of decreases as a result of CRI Liquidating mortgage dispositions) which CRIIMI MAE experienced during 1995 and 1994, as described below.

     Income from investment in subordinated securities was approximately $2.1 million for the three months ended June 30, 1995 versus $0 for the three months ended June 30, 1994. Income from investment in subordinated securities was approximately $3.4 million for the six months ended June 30, 1995 versus $0 for the six months ended June 30, 1994. These increases were a result of the acquisitions of subordinated securities at purchase prices of approximately $38.9 million during the third and fourth quarters of 1994 and approximately

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

$28.2 million during the second quarter of 1995.

     Mortgage investment income increased approximately $136,000 or .8% to approximately $16.5 million for the three months ended June 30, 1995 from approximately $16.4 million for the three months ended June 30, 1994. Mortgage investment income increased approximately $2.1 million or 6.8% to approximately $33.3 million for the six months ended June 30, 1995 from approximately $31.2 million for the six months ended June 30, 1994. These increases were principally due to an increase in mortgage investments, resulting from acquisitions of Government Insured Multifamily Mortgages held directly by CRIIMI MAE and advances on Government Insured Construction Mortgages during 1994 and 1995, partially offset by a decrease in mortgage investment income as a result of the dispositions of CRI Liquidating's mortgage investments in 1994 and 1995.

     Other investment income decreased approximately $59,000 or 20.3% to approximately $228,000 for the three months ended June 30, 1995 from approximately $287,000 for the three months ended June 30, 1994. Other investment income increased approximately $233,000 or 30.4% to approximately $1.0 million for the six months ended June 30, 1995 from approximately $765,000 for the six months ended June 30, 1994. These fluctuations were primarily attributable to income earned from the short term investment of CRI Liquidating's mortgage disposition proceeds received in January 1995 pending the distribution to shareholders on March 31, 1995.

     Total expenses increased approximately $4.1 million or 41.6% to approximately $13.9 million for the three months ended June 30, 1995 from approximately $9.8 million for the three months ended June 30, 1994. Total expenses increased approximately $7.6 million or 36.8% to approximately $28.1 million for the six months ended June 30, 1995 from approximately $20.5 million for the six months ended June 30, 1994. These increases are principally due to an increase in interest expense, as described below. Also contributing to these increases was a non-recurring adjustment to the provision for settlement of litigation of $557,340 in 1994 and an increase in annual fees to related party. Partially offsetting these increases was a decrease in incentive fee to related party, as described below.

     Interest expense increased approximately $3.4 million or 39.7% to approximately $11.9 million for the three months ended June 30, 1995 from approximately $8.5 million for the three months ended June 30, 1994. Interest expense increased approximately $7.0 million or 41.2% to approximately $24.1 million for the six months ended June 30, 1995 from approximately $17.0 million for the six months ended June 30, 1994. These increases were principally a result of additional amounts borrowed during 1995 and 1994 under CRIIMI MAE's financing facilities and an increase in short term interest rates. Partially offsetting these increases was a decrease in interest expense as a result of the expiration of CRIIMI MAE's interest rate collars during the first quarter of 1995.

     Other operating expenses increased approximately $691,000 or 54.2% to approximately $2.0 million for the three months ended June 30, 1995 from approximately $1.3 million for the three months ended June 30, 1994. Other operating expenses increased approximately $540,000 or 15.6% to approximately $4.0 million for the six months ended June 30, 1995 from approximately $3.5 million for the six months ended June 30, 1994. These increases were primarily

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

due to a non-recurring adjustment to the provision for settlement of litigation in the second quarter of 1994 in the amount of $557,340.

     Total fees to related party, as presented on the consolidated statements of income, are comprised of annual fees and incentive fees paid to the Adviser. From inception through June 30, 1995, the Adviser received annual fees for managing CRIIMI MAE's portfolio. In connection with the Merger, effective June 30, 1995, CRIIMI MAE is no longer required to pay such fees. The Adviser continues to receive annual fees for managing CRI Liquidating's portfolio.
These fees include a base component equal to a percentage of average invested assets. In addition, fees paid to the Adviser by CRI Liquidating may include a performance-based component that is referred to as the deferred component. The deferred component, which is also calculated as a percentage of average invested assets, is computed each quarter but paid (and expensed) only upon meeting certain performance goals. If these goals are not met, the deferred component accumulates and may be paid in the future if cumulative goals are met. In addition, certain incentive fees were paid by CRIIMI MAE and are paid by CRI Liquidating on a current basis if certain performance goals were/are met.

     Total fees to related party increased approximately $17,000 or 2.1% to approximately $856,000 for the three months ended June 30, 1995 from approximately $839,000 for the three months ended June 30, 1994. Total fees to related party decreased approximately $29,000 or 1.6% to approximately $1,718,000 for the six months ended June 30, 1995 from approximately $1,747,000 for the six months ended June 30, 1994. These changes were primarily the result of decreases in the CRIIMI MAE incentive fee during the three and six months ended June 30, 1995, as discussed below, partly offset by an increase in annual fees. Annual fees increased approximately $64,000 or 8.1% to approximately $856,000 for the three months ended June 30, 1995 from approximately $792,000 for the three months ended June 30, 1994. Annual fees increased approximately $235,000 or 15.9% to approximately $1,718,000 for the six months ended June 30, 1995 from approximately $1,483,000 for the six months ended June 30, 1994.
These increases were primarily due to investments in mortgages and subordinated securities and advances on Government Insured Construction Mortgages during 1994 and 1995. Partially offsetting these increases in annual fees for the three and six months ended June 30, 1995, as compared to the corresponding periods in 1994, were reductions in the base component of the annual fees payable by CRI Liquidating resulting from mortgage dispositions during 1994 and 1995. In connection with the Merger, effective June 30, 1995, CRIIMI MAE is no longer required to pay annual fees to the Adviser.

     The CRIIMI MAE incentive fee was equal to 25% of the amount by which net income from additional mortgage investments exceeded the annual target return on equity and was payable quarterly, subject to year-end adjustment. The incentive fee decreased approximately $47,000 or 100% for the three months ended June 30, 1995 from approximately $47,000 for the three months ended June 30, 1994. The incentive fee decreased approximately $264,000 or 100% for the six months ended June 30, 1995 from approximately $264,000 for the six months ended June 30, 1994. These decreases were primarily attributable to the increase in interest expense during the three and six months ended June 30, 1995 as a result of the increase in interest rates, as discussed above. In connection with the Merger, effective June 30, 1995, CRIIMI MAE is no longer required to pay incentive fees to the Adviser.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

     Net gains on mortgage dispositions decreased approximately $379,000 or 85.0% to approximately $67,000 for the three months ended June 30, 1995 from approximately $446,000 for the three months ended June 30, 1994. Net gains on mortgage dispositions decreased approximately $10.4 million or 86.5% to approximately $1.6 million in the six months ended June 30, 1995 from approximately $12.1 million for the six months ended June 30, 1994. Gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage investments disposed of during the period. The net gains recognized during the six months ended June 30, 1995 resulted from the disposition of 21 CRI Liquidating and four CRIIMI MAE Government Insured Multifamily Mortgages which resulted in net financial statement gains of approximately $1.6 million. This compares to the disposition of 13 CRI Liquidating and 3 CRIIMI MAE Government Insured Multifamily Mortgages during the six months ended June 30, 1994 that generated net financial statement gains of approximately $12.1 million.

     The Merger will impact CRIIMI MAE's results of operations on both a financial statement basis and an income tax basis. On a financial statement basis, this transaction is expected to result in an increase in revenues over what they would be without the Merger as a result of CRIIMI MAE's new lines of business - mortgage servicing, origination and advisory services. The increases in revenues will be reflected on CRIIMI MAE's consolidated statements of income as equity in the earnings of the Services Partnership and the Services Corporation, as well as in other investment income. As of August 1, 1995, the Services Partnership's mortgage servicing portfolio consisted of 181 loans with an aggregate unpaid principal balance of $859 million. However, it is expected that net income per share for financial statement purposes will decrease as a result of the Merger, primarily as a result of non-cash expenses arising from the amortization of assets acquired in the merger. Partially offsetting this increase in non-cash expenses is a reduction in annual and incentive management fees that CRIIMI MAE will realize as a result of the termination of the advisory agreement with the Advisor.

     On an income tax basis, it is anticipated that the Merger will be accretive (on a pro forma basis) to CRIIMI MAE's shareholders because the increase in the revenue streams acquired from the CRI Mortgage Businesses and the reduction in CRIIMI MAE's annual expenses, as a result of the termination of the advisory agreement, as well as the add-back of the majority of the non-cash amortization expenses described above, should result in additional tax basis income, on a per share pro forma basis, as described in the proxy statement dated April 28, 1995.

     In connection with the Merger, CRIIMI MAE will no longer receive a guaranteed $700,000 annual distribution from its investment in the AIM Funds. Additionally, although expense reimbursements will no longer be made to CRI by CRIIMI MAE, CRIIMI MAE will incur these expenses directly.

     The Merger will have no impact on the payments required to be made by CRI Liquidating, other than that the expense reimbursement previously paid by CRI Liquidating to CRI will be paid to CRIIMI Management subsequent to the Merger.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
     CRIIMI MAE and CRI Liquidating closely monitor their cash flow and liquidity positions, including compliance with debt covenants, in an effort to

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

ensure that sufficient cash is available for operations and debt service requirements and to continue to qualify as REITs. CRIIMI MAE's cash receipts, which have been derived from scheduled payments of outstanding principal of, and interest on, and proceeds from dispositions of, mortgage investments and investments in subordinated securities plus cash receipts from interest on temporary investments, borrowings, cash received from the AIM Funds and the advisory partnership, were sufficient for the six months ended June 30, 1995 and 1994 to meet operating, investing and financing cash requirements. It is anticipated that cash receipts will be sufficient to meet operating, investing and financing cash requirements in future periods. Cash flows from CRIIMI MAE's operating activities are expected to increase over what they would be without the Merger as a result of the revenue streams acquired from the CRI Mortgage Businesses. Cash flow was also sufficient to provide for the payment of dividends to shareholders and to meet the IRS requirements to continue to qualify as a REIT. As of June 30, 1995, there were no significant commitments for capital expenditures; however, as of such date, CRIIMI MAE had committed to fund additional Government Insured Construction Mortgages totaling approximately $3.7 million. As of June 30, 1995, accounts payable and accrued expenses includes Merger costs payable of approximately $2 million. In addition, on August 1, 1995, CRIIMI MAE purchased the BBB rated tranche of the Nomura 1994-C3 Securitization for approximately $4 million. CRIIMI MAE expects to invest approximately $20 million in an additional subordinated security transaction during late August 1995.

     Dividends -- During the first six months of 1995, CRIIMI MAE decreased its quarterly dividend to $0.225 per share. During the four consecutive quarters of 1994, CRIIMI MAE paid dividends of $0.29 per share. CRIIMI MAE's objective is to pay a stable quarterly dividend and to increase the tax basis income over time, and thereby increase the quarterly dividend. However, the rise in short-term interest rates during 1994 significantly increased CRIIMI MAE's interest expense which resulted in reduced net income and, ultimately, lower dividend distributions. The anticipated dividend level for 1995 of $0.90 per share includes assumptions regarding interest rates, the amount and timing of investments in subordinated securities, and other factors. The assumption regarding interest rates is that short-term interest rates would, on average, remain at the levels of early March 1995. While a sustained period of higher short-term interest rates could reduce the dividend, the adverse effects of such an increase in interest rates would be limited by CRIIMI MAE's interest rate caps, as discussed in "Interest Rate Hedge Agreements." The estimated dividend level also assumes that, during 1995, CRIIMI MAE will invest approximately $62 million in subordinated securities ($28 million of which was invested during the first and second quarters of 1995) with terms that are similar to the $39 million of subordinated securities that CRIIMI MAE purchased in 1994. The dividend estimate for 1995 does not include any of the anticipated effects of CRIIMI MAE's Merger, as discussed below in "Other Events."

     Although the mortgage investments held by CRIIMI MAE and CRI Liquidating yield a fixed monthly mortgage payment once purchased, the cash dividends paid by CRIIMI MAE and by CRI Liquidating will vary during each period due to several factors. The factors which impact CRIIMI MAE's dividend include (i) the distributions which CRIIMI MAE receives on its CRI Liquidating shares, (ii) level of income earned on CRIIMI MAE's mortgage investments depending on prepayments, defaults, etc. (iii) level of income earned on investments in subordinated securities which vary depending on prepayments, defaults, etc. (iv) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's LIBOR based debt is priced, (v) the fluctuating yields in the short-term money

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends, (vi) the yield at which principal from scheduled monthly mortgage payments, mortgage dispositions and distributions from the AIM Funds and from CRI Liquidating can be reinvested,
(vii) variations in the cash flow received from the AIM Funds, and (viii) changes in operating expenses. CRIIMI MAE's dividends will also be impacted by the timing and amounts of cash flows attributable to its new lines of business - mortgage servicing, advisory and origination services.

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

INVESTMENT IN MORTGAGES
-----------------------
     CRIIMI MAE's consolidated investment in mortgages is comprised of FHA-Insured Loans and GNMA Mortgage-Backed Securities. Payment of principal and interest on FHA-Insured Loans is insured by HUD pursuant to Title 2 of the National Housing Act. Payment of principal and interest on GNMA Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

     As of June 30, 1995 and December 31, 1994, CRIIMI MAE directly owned 170 and 173 Government Insured Multifamily Mortgages and Government Insured Construction Mortgages, respectively, which had a weighted average net effective interest rate of approximately 8.0% and 8.0%, a weighted average remaining term of approximately 32 and 33 years, and an aggregate fair value of approximately $701 million and $653 million, respectively.

     As of June 30, 1995 and December 31, 1994, CRIIMI MAE indirectly owned through its subsidiary, CRI Liquidating, 23 and 44 Government Insured Multifamily Mortgages, respectively, which had a weighted average net effective interest rate of approximately 10.67% and 10.02%, a weighted average remaining term of approximately 27 years and 26 years, and an aggregate fair value of approximately $113 million and $154 million, respectively.

     Thus, on a consolidated basis, as of June 30, 1995 and December 31, 1994, CRIIMI MAE owned, directly or indirectly, 193 and 217 Government Insured Multifamily Mortgages and Government Insured Construction Mortgages, respectively. As of June 30, 1995, these investments had a weighted average net effective interest rate of approximately 8.37%, a weighted average remaining term of approximately 32 years and an aggregate fair value of approximately $813 million. These amounts compare to a weighted average net effective interest rate of approximately 8.33%, a weighted average remaining term of approximately 32 years and an aggregate fair value of approximately $807 million, as of December 31, 1994. In addition, as of June 30, 1995, CRIIMI MAE had committed approximately $3.7 million for advances on FHA-Insured Loans relating to the construction or rehabilitation of multifamily housing projects, including

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

nursing homes and intermediate care facilities.

     During the six months ended June 30, 1995, CRIIMI MAE directly acquired one Government Insured Multifamily Mortgage with a purchase price of $0.2 million, a net effective interest rate of 9.25% and a remaining term of 32 years. In addition, during the first six months of 1995, CRIIMI MAE funded advances of $5.2 million on Government Insured Construction Mortgages with a weighted average net effective interest rate of approximately 8.27%. These loans are anticipated to convert to permanent loans over the next five months with an anticipated maturity of 40 years.

     During the six months ended June 30, 1995, CRIIMI MAE, through its subsidiary, CRI Liquidating, disposed of 21 mortgage investments which constituted approximately 33% of CRI Liquidating's December 31, 1994 portfolio balance. The 21 dispositions resulted in net financial statement gains of $1.6 million and tax basis gains of $9.5 million. In addition, during the six months ended June 30, 1995, there were four prepayments of Government Insured Multifamily Mortgages held directly by CRIIMI MAE. The prepayment of one of the above-mentioned mortgages resulted in a loss of approximately $12,000 which is included in losses from mortgage dispositions on the accompanying consolidated statement of income for the six months ended June 30, 1995. The other mortgage prepayments resulted in financial statement gains of approximately $67,000, which are included in gains from mortgage dispositions on the accompanying consolidated statements of income for the three and six months ended June 30, 1995.

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

     The fair value of the Government Insured Multifamily Mortgages is based on quoted market prices.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

                      As of June 30, 1995            As of December 31, 1994
                   Amortized        Fair            Amortized         Fair
                    Cost           Value             Cost            Value
                 ------------    ------------     ------------     ------------
[S]              [C]             [C]              [C]              [C]
Investment in
  mortgages,
  at amortized
  cost           $700,611,676    $700,755,564     $703,215,753     $653,062,381
                 ============    ============     ============     ============

Investment in
  mortgages,
  at fair value $ 87,686,668    $112,579,125     $136,120,900     $154,373,576
                ============    ============     ============     ============

Investment in Subordinated Securities
-------------------------------------
     In addition to investing in Government Insured Multifamily Mortgages, CRIIMI MAE's Board of Directors has authorized CRIIMI MAE to invest in other mortgage investments which are not federally insured or guaranteed. Since adoption of this policy, CRIIMI MAE has been reviewing opportunities for investment in other real estate securities which complement CRIIMI MAE's existing holdings. In the current investment climate, CRIIMI MAE's management believes that investments in higher yielding subordinated securities represent attractive investment opportunities. In August 1995, the Board of Directors modified CRIIMI MAE's investment policy and authorized CRIIMI MAE to invest up to 30% of CRIIMI MAE's total consolidated assets in uninsured mortgage and mortgage-related investments, of which a maximum of 25% of total consolidated assets may be invested in subordinated securities.

     As of June 30, 1995, CRIIMI MAE had purchased three tranches of securities issued by MCF 1994-MC1, two tranches of securities issued by MCF 1993-C1, three tranches of securities issued by Nomura 1994-C3 and three tranches of securities issued by SMC 1995-M1. MCF 1994-MC1, MCF 1993-C1, Nomura 1994-C3 and SMC 1995-M1 issued multiple tranches of securities and have elected to be treated as REMICs.

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

     The following table summarizes financial statement information related to these investments on an aggregate basis by pool:

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

                                                       Original             Amortized                   Fair
                                   Face                Purchase               Cost                      Value
  Pool                            Amount                Price         (as of June 30, 1995)     (as of June 30, 1995)
---------                       -----------          -----------      ----------------------    ---------------------
MCF 1994-MC1                    $34,404,343          $22,038,132          $22,058,116               $22,948,503

MCF 1993-C1                      19,678,873           16,810,299           17,155,738                18,065,300

Nomura 1994-C3                   21,177,237           18,256,802           18,220,133                18,830,695

SMC 1995-M1                      15,204,614            9,894,793            9,891,395                10,122,620
                                -----------          -----------          -----------               -----------
Total                           $90,465,067          $67,000,026          $67,325,382               $69,967,118
                                ===========          ===========          ===========               ===========

          The aggregate investments by the underlying rating of the securities are as follows:

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

                                                     Amortized Cost
          Security Rating     Face Amount         (as of June 30, 1995)
          ---------------     -----------         ----------------------
          BB Rated            $35,254,405               $31,806,632

          B Rated              33,111,334                26,624,720

          Unrated              22,099,328                 8,894,030
                              -----------               -----------

          Total               $90,465,067               $67,325,382
                              ===========               ===========


     Upon closing on the purchase of the subordinated securities, CRIIMI MAE entered into a series of repurchase agreements which provided financing to purchase the rated tranches of the subordinated securities (the unrated tranches were purchased with equity or available cash). As of June 30, 1995, between 65% and 80% of the purchase price was financed for aggregate borrowings of approximately $42.0 million. The table under "Other Repurchase Agreements" describes more fully the terms of the financing.

     On August 1, 1995, CRIIMI MAE purchased the BBB rated tranche of the Nomura 1994-C3 securitization for approximately $4 million. Also on August 1, 1995, a repurchase agreement representing 80% of the purchase price of the security was entered into to finance this investment. CRIIMI MAE expects to invest approximately $20 million in an additional subordinated security transaction during late August 1995.

     Based on the timing and amount of future credit losses estimated by management, the weighted average anticipated yield to maturity for the investments in subordinated securities made to date is approximately 14%. The accounting treatment required under generally accepted accounting principles requires that the income on these investments be recorded on a level yield basis given the anticipated yield to maturity on these investments. This currently results in income which is lower for financial statement purposes than for tax purposes. CRIIMI MAE anticipates the leveraged tax basis return on these investments will approximate 26% during 1995. This return was determined based on projected cash basis interest income, assuming no defaults or unrecoverable losses, net of interest expense attributable to the financing of the rated tranches, as discussed below, and adjusted for amortization of original issue discount related to these securities. CRIIMI MAE anticipates the leveraged return on these investments for financial statement purposes will approximate 24%. This return was determined based on the anticipated yield to maturity, which factors in anticipated losses, net of interest expense attributable to the financing of the rated tranches, as discussed below.

     The anticipated returns on these investments are based upon a number of assumptions that are currently subject to several business and economic uncertainties and contingencies, including, without limitation, the potential lack of a liquid secondary market for these securities, prevailing interest rates, renewal of the repurchase agreements which provided financing to purchase

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

the subordinated securities at similar terms, the general condition of the real estate market, competition for tenants, and changes in market rental rates. As these uncertainties and contingencies are generally beyond CRIIMI MAE's control, no assurance can be given that the anticipated yields to maturity will be achieved.

     In making these investments, CRIIMI MAE and its affiliates applied their knowledge of multifamily and other commercial mortgages to perform due diligence on the mortgage investments collateralizing the securities. This analysis may include reviewing the operating records of the underlying real estate assets, appraisals, environmental studies, market studies and architectural and engineering studies, and where deemed necessary, independently developing projected operating budgets. In addition, site visits may be conducted at certain of the properties. In addition to performing these steps in connection with the due diligence, CRIIMI MAE also reviews the servicing terms of the transactions. CRIIMI MAE will generally make investments of this type when satisfactory arrangements exist whereby CRIIMI MAE can closely monitor the collateral of the pool. All transactions entered into to date have had such satisfactory arrangements.

     Although investments in Government Insured Multifamily Mortgages and Government Insured Construction Mortgages will continue to comprise the majority of CRIIMI MAE's total consolidated asset base, CRIIMI MAE expects that investments in subordinated securities will represent a major component of CRIIMI MAE's new business activity during 1995 and 1996. As of June 30, 1995, these investments represent approximately 7% of CRIIMI MAE's total consolidated assets. As previously stated, in August 1995, CRIIMI MAE's Board of Directors modified CRIIMI MAE's investment policy and authorized CRIIMI MAE to invest up to 30% of total consolidated assets in uninsured mortgage and mortgage-related investments, of which a maximum of 25% of total consolidated assets may be invested in subordinated securities.

FINANCIAL FLEXIBILITY
---------------------
     Fluctuations in interest rates impact the value of CRIIMI MAE's mortgage investments as well as the potential returns to shareholders through increased cost of funds. Increases in long-term rates could decrease the value of mortgage investments and, in certain circumstances, require CRIIMI MAE to pledge additional collateral in connection with its borrowing facilities. This would reduce CRIIMI MAE's borrowing capacity and, in certain circumstances, could force CRIIMI MAE to liquidate a portion of its assets at a loss in order to comply with certain covenants under its borrowing facilities. As discussed below, however, CRIIMI MAE's planned refinancing of approximately $380 million of floating rate debt with long-term fixed-rate debt is expected to reduce the impact of interest rate fluctuations on CRIIMI MAE's earnings and ability to borrow without pledging additional collateral and will better match the maturities of CRIIMI MAE's liabilities with its assets.

     As of June 30, 1995, CRIIMI MAE had pledged mortgage investments with an aggregate fair value of approximately $621 million as collateral for aggregate borrowings of approximately $565 million under the Master Repurchase Agreements-Nomura, the Master Repurchase Agreement-GACC and the Revolving Credit Facility. CRIIMI MAE also had pledged 6,950,000 shares of CRI Liquidating stock with a fair value of approximately $24 million as collateral for borrowings of

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

approximately $13 million under Bank Term Loan I and subordinated securities with an aggregate fair value of approximately $70 million as collateral for $42 million in borrowings under other repurchase agreements.

     Management is continually monitoring the levels of unencumbered collateral and has taken steps to negotiate more favorable collateral requirements with lenders. During the first quarter of 1995, CRIIMI MAE executed a master repurchase agreement with GACC for maximum borrowings of $300 million secured by FHA-Insured Loans and GNMA Mortgage-Backed Securities valued at approximately 105% of the amounts borrowed. This compares to collateral value requirements of 110% on borrowings under the Master Repurchase Agreements-Nomura and the Revolving Credit Facility. As a result, in January 1995, CRIIMI MAE paid down $126 million on the borrowings under the Master Repurchase Agreements-Nomura, secured by FHA-Insured Loans, and $50 million on the Revolving Credit Facility and replaced these borrowings with financing provided by GACC.

     The collateral requirements on Bank Term Loan I were also reduced when the refinancing was completed on March 31, 1995. The value of the required collateral was reduced from 200% of the outstanding borrowings to 175% of the outstanding borrowings. CRIIMI MAE also provided for more flexibility through the February 1995 closing on a $10 million working capital line of credit, secured by shares of CRI Liquidating stock.

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

     As previously discussed, management is actively pursuing investments in subordinated securities. While management believes the investments in subordinated securities are attractive investment opportunities on a risk-adjusted basis, changes in interest rates have an impact on the value of the subordinated securities and the cost to finance these transactions. As discussed above in relation to all of CRIIMI MAE's mortgage investments, changes in interest rates can increase or decrease the value of the subordinated securities. Given that CRIIMI MAE intends to hold these investments to maturity, the most significant impact of this potential change in value is on the collateral requirements under the debt facilities. Management continually monitors the collateral requirements under the repurchase agreements which were used to finance the purchases of the rated tranches to ensure that adequate collateral exists to meet these requirements. Management also monitors the overall level of interest rate hedge agreements in place to ensure that all debt, including that entered into in connection with the subordinated securities, is adequately hedged against substantial increases in interest rates.

     Management also believes that the Merger will create an overall return which will be less interest rate sensitive. The income which is anticipated to be derived from the Merger is primarily fee based, in the form of servicing

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

fees, origination fees and advisory fees. While origination fees may decline in a rising interest rate environment, servicing fees are expected to become more stable in a rising interest rate environment as the likelihood of prepayments or refinancings decreases with higher rates. The potential loss of servicing fees as loans prepay or refinance in a period of declining interest rates is expected to be offset by the savings CRIIMI MAE would have on its cost of borrowing.

     CRIIMI MAE has sought to enhance the return to its shareholders through the use of leverage. Nevertheless, CRIIMI MAE's use of leverage carries with it the risk that the cost of borrowings could increase without a corresponding increase in the return on its mortgage investments, which could result in reduced net income and thereby reduce the return to shareholders. To partially limit the adverse effects of rising interest rates, CRIIMI MAE has entered into a series of interest rate hedging agreements. (See "Interest Rate Hedge Agreements" for a further discussion.) The flexibility in CRIIMI MAE's leverage is dependent upon the levels of unencumbered assets, which, as discussed above, are inherently linked to prevailing interest rates. CRIIMI MAE's ability to extend or refinance debt facilities upon maturity will depend on a number of variables including, among other things, CRIIMI MAE's financial condition and its current and projected results from operations which are impacted by changes in interest rates. Management continuously monitors CRIIMI MAE's outstanding borrowings and hedging techniques in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

CORPORATE BORROWINGS
--------------------
Master Repurchase Agreements
----------------------------
     Nomura
     ------
     On April 30, 1993, CRIIMI MAE entered into the Master Repurchase Agreements-Nomura which provided CRIIMI MAE with $350 million of available financing for a three-year term expiring April 30, 1996, secured by FHA-Insured Loans and GNMA Mortgage-Backed Securities. As of January 23, 1995, the borrowings collateralized with FHA-Insured Loans were paid off, terminating the related FHA portion of the Master Repurchase Agreements-Nomura. Replacement financing was obtained from GACC through a master repurchase agreement at substantially similar terms, except as related to collateral requirements, as discussed below under Master Repurchase Agreement-GACC. Interest on these Nomura borrowings is based on three-month LIBOR plus a spread of .50%. During any period where the average market value of each security pledged is less than $4 million, the spread increases by .05%. The rate in effect on June 30, 1995 was set on April 24, 1995 for three months at 6.75%, including the spread. In July 1995, CRIIMI MAE entered into a swap agreement whereby the interest rate on this facility was set on July 24, 1995 for a three month period at 5.8%, plus a spread of .5%. The value of the GNMA Mortgage-Backed Securities pledged as collateral must equal at least 110% of the amounts borrowed.

     On November 30, 1993, CRIIMI MAE entered into additional repurchase agreements with Nomura pursuant to which Nomura agreed to provide CRIIMI MAE with an additional $150 million of available financing for a three-year term expiring October 27, 1996, secured by FHA-Insured Loans and GNMA Mortgage-Backed Securities. As mentioned above, as of January 23, 1995, the borrowings collateralized with FHA-Insured Loans were paid off, terminating the related

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

FHA portion of the Master Repurchase Agreements-Nomura. Replacement financing was obtained from GACC through a master repurchase agreement at substantially similar terms, except as related to collateral requirements, as discussed under Master Repurchase Agreement-GACC. Interest on these Nomura borrowings for the first twelve months after the initial funding (April 29, 1994 through April 28, 1995) was based on three-month LIBOR plus a spread of .70%. Interest on the borrowings from April 29, 1995 to October 28, 1995 and from October 29, 1995 through the maturity of the facility is based on three-month LIBOR plus a spread of .50% and .30%, respectively. During any period where the average market value of each security pledged is less than $4 million, the spread increases by
 .05%. The rate in effect on June 30, 1995 was set on April 24, 1995 for three months at 6.75%, including the spread. In July 1995, CRIIMI MAE entered into a swap agreement whereby the interest rate on this facility was set on July 24, 1995 for a three month period at 5.8%, plus a spread of .5%. The value of the GNMA Mortgage-Backed Securities pledged as collateral must equal at least 110% of the amounts borrowed.

     As of June 30, 1995, CRIIMI MAE had borrowed approximately $331 million of the funds available under the Master Repurchase Agreements-Nomura primarily to acquire Government Insured Multifamily Mortgages. As of June 30, 1995, mortgage investments directly owned by CRIIMI MAE, which approximate $365 million at fair value, were used as collateral pursuant to certain terms of the Master Repurchase Agreements-Nomura.

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

     As of June 30, 1995, approximately $178 million was outstanding under this facility primarily to pay down the portion of the borrowings secured by FHA-Insured Loans under the Master Repurchase Agreements-Nomura and to effect a $50 million required, permanent reduction of the Revolving Credit Facility. As of June 30, 1995, these borrowings were collateralized by mortgage investments directly held by CRIIMI MAE with an aggregate fair value of approximately $190 million. The weighted average interest rate on this facility, including applicable spreads, was 6.69% as of June 30, 1995.

Revolving Credit Facility
-------------------------
     As of June 30, 1995, the lenders in the Revolving Credit Facility, which matures August 28, 1996, have agreed to loan CRIIMI MAE an aggregate principal amount of $85 million for the remaining term of the facility. CRIIMI MAE made a $50 million permanent reduction in the Revolving Credit Facility on January 27, 1995, bringing the maximum allowable amount outstanding to $85 million.

     As of June 30, 1995, CRIIMI MAE had borrowed $56 million under the

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

Revolving Credit Facility primarily to acquire Government Insured Multifamily Mortgages, other mortgage investments and to repay other borrowings.

     The interest rate on borrowings under the Revolving Credit Facility is based on CRIIMI MAE's choice of several different base rates with varying spreads depending on the percentage of GNMA Mortgage-Backed Securities held as collateral. The weighted average interest rate on this facility, including applicable spreads, as of June 30, 1995 was 6.63%, which is based on one-month LIBOR and a spread of .625%.

     The value of the collateral pledged must equal at least 110% of the amounts borrowed. No more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities. As of June 30, 1995, mortgage investments directly owned by CRIIMI MAE, which approximated $66 million at fair value, were used as collateral pursuant to the terms of the Revolving Credit Facility.

     The Revolving Credit Agreement also requires a minimum Fixed Charge Coverage Ratio, as defined in the amended agreement, of 1.35 to 1.0 for any fiscal quarter through September 30, 1995 and a minimum of 1.4 to 1.0 for any fiscal quarter after September 30, 1995. For the quarter ended June 30, 1995, the Fixed Charge Coverage Ratio was 1.52 to 1.0.

Bank Term Loans
---------------
Bank Term Loan I
----------------
     Bank Term Loan I had an outstanding principal balance of approximately $13 million as of June 30, 1995. As of June 30, 1995, Bank Term Loan I was secured by the value of 6,950,000 CRI Liquidating shares owned by CRIIMI MAE. In April 1995, CRIIMI MAE obtained the release of 6,174,000 of CRI Liquidating shares due to the revision in collateral requirements resulting from the refinancing, as discussed below.

     Bank Term Loan I was refinanced effective March 31, 1995. The revised terms provide for an interest rate spread based on .75% (versus an interest rate spread of 1.10%, previously) over CRIIMI MAE's choice of one, two or three-month LIBOR and collateral requirements of 175% of the outstanding loan amount. Bank Term Loan I requires a quarterly principal payment based on the greater of (i) the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing Bank Term Loan I or (ii) the amount necessary to bring Bank Term Loan I to its scheduled outstanding balance at the end of such quarter. Any remaining amounts outstanding are due by April 1, 1997.

     As of June 30, 1995, the interest rate on Bank Term Loan I was 6.8125%, based on one-month LIBOR plus a spread of .75%.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

Bank Term Loan II
-----------------
     In connection with the Merger of the CRI Mortgage Businesses into CRIIMI MAE, CRIIMI Management assumed certain debt of the CRI Mortgage Businesses in the principal amount of $9,100,000. Simultaneous with the closing of the Merger, the debt was refinanced. The term loan is secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM funds and is guaranteed by CRIIMI MAE. The loan requires quarterly principal payments of $650,000 and will mature December 31, 1998. Interest is based on CRIIMI MAE's choice of one, two or three-month LIBOR plus a spread of 1.25%. A one time commitment fee of $22,750 was due at closing. As of June 30, 1995, the interest rate on Bank Term Loan II was 7.3125%, based on one-month LIBOR plus a spread of 1.25%.

Other Repurchase Agreements
---------------------------
     As of June 30, 1995, CRIIMI MAE financed, through repurchase agreements, between 65% and 80% of the purchase price of the BB rated and B rated tranches of subordinated securities. The following table summarizes the financing related to these investments.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

                                             Amount                                 Current
                                            Financed                                 Rate
                           Security       (As of June        Base                 (including
     Pool                   Rating          30, 1995)        Rate       Spread      Spread)        Term
     ----                  -------        ------------     --------     ------    ----------    -----------
     MCF 1994-MC1          BB             $ 7,754,739      6M LIBOR      1.000%     7.7500%     1/95-7/95(1)
     MCF 1994-MC1          B                5,396,106      6M LIBOR      1.100%     7.5375%     3/95-9/95(1)
     MCF 1993-C1           BB               7,544,577      6M LIBOR      1.000%     7.0000%     6/95-12/95(1)
     MCF 1993-C1           B                5,165,704      6M LIBOR      1.100%     7.1000%     6/95-12/95(1)
     Nomura 1994-C3        BB               6,630,441      1M LIBOR      1.375%     7.4375%     4/95-4/96
     Nomura 1994-C3        B                4,675,758      1M LIBOR      1.375%     7.4375%     4/95-4/96
     SMC 1995-M1           BB               1,895,037      1M LIBOR      1.000%     7.0625%     5/95-5/96
     SMC 1995-M1           B                2,922,483      1M LIBOR      1.000%     7.0625%     5/95-5/96
                                          -----------
                                          $41,984,845
                                          ===========

[FN]
(1) These agreements have an initial term of six months, cancellation notification periods ranging from six months to one year and several six month renewals. CRIIMI MAE has not received notification of the cancellation of any of the agreements currently in place and is therefore assuming that the financing will be renewed for a minimum of an additional six months. On August 1, 1995, CRIIMI MAE entered into an additional repurchase agreement for approximately $3.2 million, representing 80% of the purchase price of the BBB tranche of the Nomura 1994-C3 transaction which was purchased simultaneous with the closing of the repurchase agreement. The repurchase agreement has a base rate of one-month LIBOR and a spread of 1.00%.


Working Capital Line of Credit
------------------------------
     CRIIMI MAE executed a $10 million working capital line of credit with Riggs National Bank on February 24, 1995. This line of credit will be secured by shares of CRI Liquidating valued at approximately 175% of any outstanding borrowings. At CRIIMI MAE's option, the interest rate will be set at one, two or three-month LIBOR plus .60%, the daily federal funds rate plus .80% or prime minus 1.0%.

     No amounts were borrowed under the working capital line of credit during the six months ended June 30, 1995.

Debt Refinancing
----------------
     In July 1995, CRIIMI MAE Financial Corporation, a newly-formed, special-purpose, wholly-owned subsidiary of CRIIMI MAE filed a registration statement with the SEC in connection with an offering of fixed-rate collateralized mortgage obligations (CMOs). CRIIMI MAE is in the process of arranging for similar additional financings to supplement the plan to sell CMOs. The net proceeds from these fixed-rate CMOs and other financings are expected to be

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

used primarily to refinance approximately $380 million of CRIIMI MAE's secured, floating rate debt. The remaining net proceeds would be used for other corporate purposes, which could include investing in subordinated securities or acquiring mortgage servicing rights. The CMOs are expected to be collateralized by approximately $475 million of FHA-Insured Loans and GNMA Mortgage-Backed Securities held by CRIIMI MAE affiliates.

Other Debt Related Information
------------------------------
     During December 1994, CRIIMI MAE negotiated with its lenders to amend debt agreements to provide for more flexibility in the restrictive covenants. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt to equity ratio, as defined, may not exceed 3.0 to 1.0. As of June 30, 1995, CRIIMI MAE's debt-to-equity ratio was approximately 2.2 to 1.0. The weighted average cost of borrowings, including amortization of deferred financing fees of $2 million for the six months ended June 30, 1995, on all of CRIIMI MAE's borrowings, was approximately 7.69%.

     Certain of the debt agreements require that a minimum level of unencumbered assets be maintained, the most restrictive of which requires 2% of total indebtedness be maintained by CRIIMI MAE. As of June 30, 1995, CRIIMI MAE had approximately $79 million, at estimated fair value, of unencumbered FHA-Insured Loans and GNMA Mortgage-Backed Securities. Additionally, CRIIMI MAE has other unencumbered assets which in some cases are subject to certain lender eligibility requirements including, but not limited to, cash, working capital line of credit and unencumbered CRI Liquidating stock.

Interest Rate Hedge Agreements
------------------------------
     CRIIMI MAE has entered into a series of interest rate hedging agreements to partially limit the adverse effects of rising interest rates on its aggregate borrowings. The following hedge agreements with an aggregate notional amount of approximately $623 million were in place at June 30, 1995:

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


    Hedging               Notional
   Instrument              Amount             Effective Date        Maturity Date         Floor      Cap        Index(c)
----------------       --------------      --------------------    -----------------      ------    -------     --------
Accreting Collar(d)      35,000,000        July 9, 1990            July 9, 1995           8.750%    10.500%       CP
Cap (b)                  25,000,000        May 24, 1991            May 24, 1996           N/A       9.0000%       CP
Cap                      25,000,000        June 17, 1991           June 17, 1996          N/A       8.4500%       CP
Cap                      50,000,000        June 25, 1993           June 25, 1998          N/A       6.5000%     3M LIBOR
Cap                      50,000,000        July 1, 1993            June 3, 1996           N/A       6.5000%     3M LIBOR
Cap                      50,000,000        July 20, 1993           July 20, 1998          N/A       6.2500%     3M LIBOR
Cap                      50,000,000        August 10, 1993         August 10, 1997        N/A       6.0000%     3M LIBOR
Cap                      50,000,000        August 27, 1993         August 27, 1997        N/A       6.1250%     3M LIBOR
Cap                      50,000,000        November 10, 1993       November 10, 1997      N/A       6.0000%     3M LIBOR
Cap (a)                  35,000,000        February 2, 1994        February 2, 1999       N/A       6.1250%     1M LIBOR
Cap (a)                  50,000,000        March 15, 1994          March 15, 1997         N/A       6.3750%     3M LIBOR
Cap (a)                  50,000,000        March 25, 1994          March 25, 1998         N/A       6.5000%     3M LIBOR
Cap                      50,000,000        October 7, 1994         October 7, 1997        N/A       6.7500%     3M LIBOR
Cap (c)                  23,025,875        December 31, 1991       March 31, 1996         N/A       6.5000%     3M LIBOR
Cap (c)                   2,381,858        January 15, 1993        March 29, 1996         N/A       6.5000%     3M LIBOR
Cap (c)                  22,974,125        December 31, 1991       March 31, 1996         N/A       10.500%     3M LIBOR
Cap (c)                   4,180,642        March 31, 1993          December 31, 1996      N/A       10.500%     3M LIBOR
                       ------------
                       $622,562,500 (e)(f)
                       ============


(a) Approximately $2.3 million of costs were incurred during the first six months of 1994 in connection with the purchase of interest rate hedge agreements. These costs are being amortized using the effective interest method over the term of the interest rate hedge agreements for financial statement purposes and in accordance with the regulations under Internal Revenue Code Section 446 with respect to notional principal contracts for tax purposes. No new hedge agreements were entered into during the first six months of 1995.
(b) On May 24, 1993, CRIIMI MAE and the counterparty to the collar, Canadian Imperial Bank of Commerce (CIBC), terminated the floor on this former collar. In consideration of such termination, CRIIMI MAE paid CIBC approximately $2.3 million. This amount was deferred on the accompanying consolidated balance sheets as the underlying debt being hedged is still outstanding. This amount will be amortized for the period from May 24, 1993 through May 26, 1996. CRIIMI MAE amortized approximately $0.4 million and $0.4 million of this deferred amount in the accompanying consolidated statements of income for the six months ended June 30, 1995 and 1994, respectively. Additionally, certain costs incurred during 1991 in connection with an extinguishment of debt which was financed with proceeds from a replacement facility, were deferred and are being amortized using the effective interest method over the life of the replacement facility. CRIIMI MAE amortized approximately $0.3 million and $0.8 million of such costs, during the six months ended June 30, 1995 and 1994, respectively.
     As of June 30, 1995, the unamortized balance of such costs was

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

     approximately $343,000.
(c) The notional amount of these hedges amortize based on the expected pay down schedule of Bank Term Loan I. The average notional amount of these hedges is expected to be $22,925,806, $2,349,661, $18,529,194 and $2,806,590,
     respectively, for the remainder of 1995.
(d) The accreting collar increased on a monthly basis from an original notional amount of $10 million in July 1990 to a final notional amount of $35 million in December 1990. The notional amount remained at $35 million from December 1990 until maturity in July 1995.
(e) All of CRIIMI MAE's interest rate hedge agreements hedge CRIIMI MAE's borrowing costs. As of June 30, 1995, total borrowings, including outstanding commitments under CRIIMI MAE's Master Repurchase Agreements-Nomura, Master Repurchase Agreement-GACC, Revolving Credit Facility, other repurchase agreements and the bank term loans are hedged by the interest rate hedge agreements.
(f) During the six months ended June 30, 1995, $80 million in collars matured. Additionally, in July 1995, an accreting collar with a notional amount of $35 million (as described in (d), above) matured.



Interest Rate Caps
------------------
     Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap. As of June 30, 1995, CRIIMI MAE had in place interest rate caps aggregating $588 million based on the CP Index and LIBOR. The caps that are based on the CP Index have an aggregate notional amount of $50 million at June 30, 1995, with a weighted average cap of 8.73%. The cap that is based on the one-month LIBOR has a notional amount of $35 million and a cap rate of 6.125%. Those based on the three-month LIBOR have an aggregate notional amount of $503 million at June 30, 1995, with a weighted average cap rate of 6.57%. CRIIMI MAE will receive payments based on the difference between the index and the cap. During the first six months of 1995, the interest rate indices exceeded the interest rate cap on four caps which had the result of reducing CRIIMI MAE's overall interest expense by approximately $104,000.

Interest Rate Collar
--------------------
     Interest rate collars are hedging instruments that provide protection within a range of interest rates, based on a readily determinable interest rate index. When the interest rate index exceeds the cap, the counterparty pays the difference between the index and the cap to CRIIMI MAE. Alternatively, if the interest rate index is below the floor, CRIIMI MAE pays the difference to the counterparty.

     During 1995 and 1994, the CP Index was below the floor on all of the collars in place, resulting in CRIIMI MAE making payments to the counterparties. Total payments to the counterparties on the interest rate collars during the six months ended June 30, 1995 and 1994 amounted to approximately $801,000 and $2,752,000, respectively, which is included in interest expense in the accompanying consolidated statements of income. As of July 9, 1995, all of CRIIMI MAE's collars had expired.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

     CRIIMI MAE is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate hedge agreements should interest rates exceed the caps. However, management does not anticipate nonperformance by any of the counterparties. All except one counterparty to a $50 million cap have long-term debt ratings of A or above by Standard and Poor's and A3 or above by Moody's. The counterparty to the previously mentioned $50 million cap has a long-term debt rating of A+ by Standard and Poor's and Baa1 by Moody's. Management believes that these hedge instruments are highly liquid. The hedges could be sold or transferred with the consent of the counterparty. Management does not believe that this consent would be withheld. Although none of CRIIMI MAE's hedge instruments are exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.

     Although CRIIMI MAE expects the overall average life of its mortgage investments to exceed ten years, CRIIMI MAE's hedging agreements range in initial maturity from 3 to 5 years, principally because of the high cost of hedging instruments with maturities greater than 5 years. As of June 30, 1995, the average remaining term of these hedging agreements is approximately 2 years. Because CRIIMI MAE's mortgage investments have fixed interest rates, upon expiration of CRIIMI MAE's cap agreements, CRIIMI MAE will have interest rate risk to the extent interest rates increase on its variable rate borrowings unless the hedges are replaced or other steps are taken to mitigate this risk. As previously discussed, management continues to review its debt and asset/liability hedging techniques in order to minimize the impact of interest rate risk.

Deferred Compensation Payable and Note Receivable
-------------------------------------------------
     In connection with the Merger, CRIIMI MAE has entered into a deferred compensation arrangement with the Principals in the aggregate amount of $5,002,183 pursuant to which CRIIMI MAE agreed to pay each of the Principals for services performed in connection with structuring the Merger. CRIIMI MAE's obligation to pay the deferred compensation is limited, with certain exceptions to the creation of an irrevocable grantor trust for the benefit of the Principals, and to the transfer to such trust of the Note Receivable in the amount of $5,002,183. The deferred compensation is fully vested and payable only to the extent that CRI continues to make principal payments on the Note Receivable. However, in the event of bankruptcy or a similar event affecting CRIIMI MAE, the remaining trust corpus would revert back to CRIIMI MAE, and the Principals would become unsecured creditors of CRIIMI MAE. Payments of principal and interest on the Note Receivable and the deferred compensation are payable quarterly and terminate in 10 years. Both the Note Receivable and deferred compensation obligation will bear interest at the prime rate (9% as of June 30, 1995) plus 2%.

CASH FLOW
---------
     Net cash provided by operating activities decreased for the six months ended June 30, 1995, as compared to the corresponding period in 1994 primarily due to the timing and amount of interest payments made during the six months ended June 30, 1995, as compared to the corresponding period in 1994, and to the decrease in net income, as previously discussed.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

     Net cash provided by investing activities increased for the six months ended June 30, 1995, as compared to the corresponding period in 1994 primarily as a result of a decrease in mortgage acquisitions and advances on construction loans. Partially offsetting this increase was a decrease in proceeds from the disposition of CRI Liquidating Government Insured Multifamily Mortgages and an increase in subordinated securities acquisitions.

     Net cash used in financing activities increased for six months ended June 30, 1995, as compared to the corresponding period in 1994. This increase was primarily due to a decrease in net proceeds from the issuance of common stock to approximately $8.3 million for the six months ended June 30, 1995 from approximately $52.2 million for the corresponding period in 1994. Also contributing to this increase was an increase in principal payments on obligations incurred under financing facilities to approximately $213.3 million for the six months ended June 30, 1995 from approximately $111.7 million for the corresponding period in 1994. Also contributing to this increase was a decrease in proceeds from obligations incurred under financing facilities to $206.0 million in 1995 from $232.7 million in 1994.

OTHER EVENTS
------------
Merger of CRI Mortgage Businesses
---------------------------------
     On September 29, 1994, the Special Committee was appointed by the Board of Directors to consider whether, and on what basis, CRIIMI MAE should become self-administered and self-managed. The members of the Special Committee, Garrett G. Carlson, Sr., G. Richard Dunnells and Robert F. Tardio, are not and have not been affiliates of CRI or the CRI Mortgage Businesses nor officers or employees of CRIIMI MAE.

     The consideration paid by CRIIMI MAE in connection with the Merger was determined by negotiations between the Principals and the Special Committee. In the negotiations, the Special Committee was assisted by Duff & Phelps and took into account the views of Merrill Lynch, Pierce, Fenner & Smith Incorporated, the financial adviser to CRIIMI MAE with respect to the merger proposal. Duff & Phelps rendered an opinion to the effect that the merger proposal was fair to CRIIMI MAE and its stockholders, other than the Principals, from a financial point of view.

     The Special Committee unanimously recommended the merger proposal to the Board of Directors. The Board of Directors (with the Principals abstaining) unanimously approved the merger proposal and recommended that the stockholders of CRIIMI MAE vote for the merger proposal. The merger proposal was approved by the stockholders of CRIIMI MAE at a meeting held on June 21, 1995. Holders of approximately fifty six percent of the 26,888,456 shares outstanding as of the April 24, 1995 record date voted in favor of the Merger. Of the shares voted, the margin was 8.5 to 1 in favor of the Merger.

     The Merger became effective on the Closing Date at which time certain assets and liabilities of the CRI Mortgage Businesses were merged with and into CRIIMI Management. The CRI Mortgage Businesses were affiliates of CRI. CRI and its affiliates had been involved in mortgage origination, underwriting, investment and related activities for over 20 years. CRICO Mortgage was formed in 1975 to assist CRI and its affiliates with mortgage-related activities.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

Since that time, CRICO Mortgage had originated nearly $300 million in construction loans which eventually became part of CRI sponsored funds. From 1991 through June 30, 1995, CRICO Mortgage personnel had underwritten in excess of $500 million of uninsured loans and assisted with the underwriting and asset management of more than $600 million in insured investments held by the AIM Funds.

     CRI/AIM Management was formed in 1991 to act as sub-advisor to the AIM Funds, which hold investments in Government Insured Multifamily Mortgages. CRI/AIM Management provided origination, servicing, and loan management services on behalf of the AIM Funds pursuant to its advisory agreements.

     As discussed in Note 1, through June 30, 1995, the Adviser, an affiliate of CRI, provided advisory services to CRIIMI MAE pursuant to an advisory agreement. Immediately prior to the Merger, the advisory agreement between CRIIMI MAE and the Adviser was sold to CRI Acquisition, a newly formed entity.

     The consideration paid by CRIIMI MAE (measured on the Closing Date) for the CRI Mortgage Businesses was approximately $32,900,000. Additionally, CRIIMI MAE incurred costs of approximately $3.1 million to execute the Merger. As part of the consideration paid in the Merger, CRIIMI MAE issued on the Closing Date 1,325,419 Common Shares, which vested immediately, to each of the Principals.
On the Closing Date, CRIIMI MAE issued, for services rendered in connection with the Merger, to the Executive Officers a total of 110,452 Common Shares. The Common Shares issued to the Executive Officers will vest in three equal installments on the first three anniversaries of the Closing Date. The aforementioned Common Shares issued to the Principals and the Executive Officers may not be sold or otherwise transferred, with certain exceptions, until the third anniversary of the Closing Date. As a result of these transactions, the Principals and Executive Officers held approximately 11% of the 29,684,344 Common Shares outstanding as of June 30, 1995.

     Pursuant to the Merger Agreement, CRIIMI Management became liable for certain debt of the CRI Mortgage Businesses in the principal amount of $9,100,000, as discussed in Note 10.

     As discussed in Note 9, the Principals and the Executive Officers entered into employment agreements with CRIIMI Management for terms of five years and three years, respectively. In addition, each of the Principals received from CRIIMI MAE options to purchase one million Common Shares at $1.50 per share more than the Trading Place, which average sale price was calculated at $8.27 per share, and 500,000 Common Shares at $4.00 per share more than the Trading Price. The options vest in equal installments on the first five anniversaries of the Closing Date. The Executive Officers received options to purchase a total of 180,000 Common Shares at $1.50 per share more than the Trading Price. In addition, the Other Officers received options to purchase a total of 50,000 Common Shares at $1.50 per share more than the Trading Price. These options vest in equal installments on the first three anniversaries of the Closing Date. The Principals', Executive Officers' and Other Officers' options expire on the eighth anniversary of the Closing Date.

     As discussed below, in Legal Proceedings, on June 20, 1995, a complaint was filed in the United States District Court of the District of Maryland against CRIIMI MAE's directors in connection with the Merger.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

     For further information with respect to the Merger, reference is made to the proxy statement dated April 28, 1995.

Issuance of Stock
-----------------
     On June 23, 1994, CRIIMI MAE filed with the SEC a shelf registration statement on Form S-3 (Commission File No. 33-54267) in order to register debt securities, preferred shares and common shares of CRIIMI MAE for sale to the public in the aggregate principal amount of up to $200 million. CRIIMI MAE may from time to time offer in one or more series the securities in amounts, at prices and on terms to be set forth in supplements to the registration statement. During the six months ended June 30, 1995, CRIIMI MAE issued 1,125,000 shares under the shelf registration statement for net proceeds of approximately $7.7 million. These proceeds were invested in subordinated securities. Through June 30, 1995, 1,625,000 shares, resulting in net proceeds of approximately $12 million, have been issued under the shelf registration statement. On August 7, 1995, CRIIMI MAE issued an additional 750,000 shares under the shelf registration statement for net proceeds of approximately $5.8 million. It is anticipated that these proceeds will be invested in higher-yielding subordinated securities, used to acquire mortgage servicing rights or used for other corporate purposes.

PART II.  OTHER INFORMATION
ITEM 2.   LEGAL PROCEEDINGS

     On June 20, 1995, Edge Partners, L.P. filed in the United States District Court of the District of Maryland a complaint against CRIIMI MAE's directors. The complaint purports to be on behalf of CRIIMI MAE and alleges breach of fiduciary duty by the directors and a misleading proxy statement in connection with the Merger. The plaintiff seeks unspecified damages, a determination that the shareholder vote in favor of the Merger should be set aside and other relief. Management of CRIIMI MAE and the defendants believe that the suit is without merit.

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on form 8-K were filed during the quarter ended June 30, 1995. The exhibits filed as part of this report are listed below.

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

August 11, 1995                              /s/ Cynthia O. Azzara
-------------------------                    -----------------------------
DATE                                         Cynthia O. Azzara
                                             Senior Vice President,
                                             Principal Accounting Officer
                                             and Chief Financial Officer