Form 10-Q
period 1995-09-30
CRIIMI MAE INC
filed 1995-11-13
CIK 847322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         September 30, 1995
                              ------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding as of November 13, 1995
----------------------------       -----------------------------------
Common Stock, $.01 par value                   30,407,024

                                 CRIIMI MAE INC.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - as of September 30, 1995
            (unaudited) and December 31, 1994 . . . . . . .         3

          Consolidated Statements of Income - for the
            three and nine months ended September 30, 1995
            and 1994 (unaudited)  . . . . . . . . . . . . .         6

          Consolidated Statement of Changes in
            Shareholders' Equity - for the nine months
            ended September 30, 1995 (unaudited)  . . . . .         7

          Consolidated Statements of Cash Flows -
            for the nine months ended September 30, 1995
            and 1994 (unaudited)  . . . . . . . . . . . . .         8

          Notes to Consolidated Financial Statements  . . .
            (unaudited) . . . . . . . . . . . . . . . . . .        10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . .        40

PART II.  Other Information

Item 2.   Legal Proceedings . . . . . . . . . . . . . . . .        53

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .        54

Signature   . . . . . . . . . . . . . . . . . . . . . . . .        55

PART I.   FINANCIAL INFORMATION
PART 1.   FINANCIAL STATEMENTS

                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            September 30,        December 31,
                                                1995                 1994
                                           --------------      ---------------
                                           (Unaudited)
Investment in mortgages, at
  amortized cost, net of
  unamortized discount and premium         $  447,347,680      $  703,215,753

Investment in participation
   certificates, at amortized cost,
   net of unamortized discount and
   premium                                    252,675,428                  --

Investment in mortgages, at fair
  value                                       111,901,988         154,373,576

Investment in subordinated
  securities, at amortized cost,
  net of unamortized discount and             117,109,050          38,858,349
  premium

Investment in insured mortgage funds
  and advisory partnership                     29,405,915          29,923,240

Terminated contract and workforce, net
  of accumulated amortization of $597,500      23,302,500                  --

Investment in Services Corporation              6,867,034                  --

Investment in Services Partnership                951,681                  --

Mortgage servicing assets, net of
  accumulated amortization of $22,025             858,975                  --

Goodwill, net of accumulated amortization
  of $96,135                                    3,910,738                  --

Cash and cash equivalents                      12,374,381           5,143,171

Note receivable                                 5,002,183                  --

Receivables and other assets                    9,795,882           9,097,080

Deferred financing and debt issue costs,
  net of accumulated amortization of
  $4,504,367 and $11,065,595,
  respectively                                  6,746,061           8,632,333

Deferred costs, principally paid to
  related parties, net of
  accumulated amortization of
  $1,198,333 and $1,933,697,
  respectively                                  5,675,544           5,806,499
                                           --------------      --------------
     Total assets                          $1,033,925,040      $  955,050,001
                                           ==============      ==============

                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.  FINANCIAL INFORMATION
PART 1.  FINANCIAL STATEMENTS

                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              September 30,     December 31,
                                                  1995              1994
                                             --------------     ------------
                                             (Unaudited)
Liabilities:
  Master Repurchase Agreements               $  346,996,771     $456,984,347
  Funding Note Payable, net of unamortized
    discount of $9,424,137                      239,900,458               --
  Revolving Credit Facility                              --      115,000,000
  Other Repurchase Agreements                    77,484,429       24,891,783
  Bank Term Loans                                22,016,880       30,371,800
  Deferred compensation payable                   5,002,183               --
  Interest payable                                4,081,267        6,645,676
  Accounts payable and accrued expenses           2,032,476        1,497,290
                                             --------------     ------------
        Total liabilities                       697,514,464      635,390,896
                                             --------------     ------------
Minority interests in
  consolidated subsidiary                        51,082,615       69,617,184
                                             --------------     ------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock                                        --               --
  Common stock, $0.01 par value, 30,935,618
    and 26,227,253 shares issued as of
    September 30, 1995 and December 31, 1994,
    respectively, and 30,434,344 and 25,725,979
    shares outstanding as of September 30, 1995
    and December 31, 1994, respectively             309,356          262,272
  Net unrealized gains on mortgage
    investments                                  14,175,513       10,316,768
  Additional paid-in capital                    275,605,195      244,224,984
                                             --------------     ------------
                                                290,090,064      254,804,024
  Less treasury stock, at cost -
    501,274 shares                               (4,762,103)      (4,762,103)
                                             --------------     ------------
        Total shareholders' equity              285,327,961      250,041,921
                                             --------------     ------------
        Total liabilities and shareholders'
          equity                             $1,033,925,040     $955,050,001
                                             ==============     ============

                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                                      CRIIMI MAE INC.
                                           CONSOLIDATED STATEMENTS OF INCOME

                                                       (Unaudited)
                                                    For the three months ended    For the nine months ended
                                                           September 30,              September 30,
                                                       1995            1994           1995         1994
                                                   ------------    ------------   ------------ ------------
Income:
  Mortgage investment income                       $ 16,461,886    $ 18,120,901   $ 49,763,511 $ 49,300,366
  Income from investment in subordinated
    securities                                        2,811,803         335,289      6,248,247      335,289
  Other investment income                               315,689         128,993      1,313,605      894,214
  Income from investment in insured
    mortgage funds and advisory partnership             585,896         579,162      1,733,290    1,737,489
  Income from Services Corporation                      226,543              --        226,543           --
  Equity in income of Services Partnership               19,681              --         19,681           --
                                                   ------------    ------------   ------------ ------------
                                                     20,421,498      19,164,345     59,304,877   52,267,358
                                                   ------------    ------------   ------------ ------------
Expenses:
  Interest expense                                   12,010,136      10,812,920     36,063,926   27,853,771
  Adjustment to hedges for valuation and sales        1,944,837              --      1,944,837           --
  Annual fee to related party                            95,702         887,070      1,813,831    2,369,953
  Incentive fee to related party                             --         233,623             --      497,675
  General and administrative                          1,250,096         752,541      3,112,184    2,548,887
  Depreciation and amortization                          84,735          53,479        219,825      248,411
  Amortization of assets acquired in the
    Merger                                              715,660              --        715,660           --
  Mortgage servicing fees                               128,183         189,502        409,681      465,914
  Adjustment to provision for settlement
    of litigation                                            --              --             --     (557,340)
                                                   ------------    ------------   ------------ ------------
                                                     16,229,349      12,929,135     44,279,944   33,427,271
                                                   ------------    ------------   ------------ ------------
Income before mortgage dispositions                   4,192,149       6,235,210     15,024,933   18,840,087

Mortgage dispositions:
  Gains                                                      --         870,469      1,819,176   13,153,450
  Losses                                                 (9,409)       (146,030)      (194,306)    (356,068)
                                                   ------------    ------------   ------------ ------------
Income before minority interests                      4,182,740       6,959,649     16,649,803   31,637,469

Minority interests in net income of
  consolidated subsidiary                              (945,381)     (1,510,398)    (3,887,635) (10,129,794)
                                                   ------------    ------------   ------------ ------------
Net income                                         $  3,237,359    $  5,449,251   $ 12,762,168 $ 21,507,675
                                                   ============    ============   ============ ============
Net income per share                               $        .11    $        .22   $        .46 $        .90
                                                   ============    ============   ============ ============
Weighted average shares outstanding,
  exclusive of shares held in treasury               30,133,575      25,183,533     27,721,252   23,833,168
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


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                          CRIIMI MAE INC.

                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 For the nine months ended September 30, 1995

                                              (Unaudited)


                                                      Net
                                                   Unrealized
                                                    Gains on      Additional                                      Total
                                  Common Stock     Mortgage       Paid-In      Undistributed     Treasury     Shareholders'
                                    Par Value      Investments     Capital        Net Income       Stock          Equity
                                   -----------    -------------  ------------    ------------   -----------    -------------
Balance, December 31, 1994         $   262,272    $  10,316,768  $244,224,984    $         --   $(4,762,103)   $ 250,041,921
Net income                                  --               --            --      12,762,168            --       12,762,168
Dividends of $.69 per weighted
  average share                             --               --    (6,368,778)    (12,762,168)           --      (19,130,946)
Adjustment to net unrealized
  gains on mortgage investments
  of subsidiary and mortgages
  held for disposition                      --        3,858,745            --              --            --        3,858,745
Shares issued                           47,084               --    37,748,989              --            --       37,796,073
                                   -----------    -------------  ------------    ------------   -----------    -------------
Balance, September 30, 1995        $   309,356    $  14,175,513  $275,605,195    $         --   $(4,762,103)    $285,327,961
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

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                                 CRIIMI MAE INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                     For the nine months ended
                                                                            September 30,
                                                                          1995          1994
                                                                     ------------   -----------
Cash flows from operating activities:
  Net income                                                          $12,762,168   $21,507,675
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Amortization of deferred financing costs                          3,054,129     3,307,341
      Amortization of deferred AIM acquisition costs                      274,790       184,768
      Amortization of assets acquired in the Merger                       715,660            --
      Adjustment to hedges for valuation and sales                      1,944,837            --
      Depreciation and amortization                                       219,825       248,411
      Mortgage discount amortization                                     (503,079)     (726,170)
      Subordinated securities discount amortization                      (705,026)      (23,881)
      Mortgage premium accretion                                           81,225        70,828
      Equity in earnings of Services Corporation                            3,966            --
      Equity in earnings of Services Partnership                          (19,681)           --
      Gains on mortgage dispositions                                   (1,819,176)  (13,153,450)
      Losses on mortgage dispositions                                     194,306       356,068
      Equity in income from investment in limited partnerships            (89,645)       19,145
      Minority interests in earnings of consolidated subsidiary         3,887,635    10,129,794
      Changes in assets and liabilities:
        Increase in receivables and other assets                         (849,860)     (885,068)
        Decrease in accounts payable and accrued expenses              (1,598,514)   (1,794,239)
        (Decrease) increase in interest payable                        (2,564,409)    3,152,829
                                                                     ------------  ------------
          Net cash provided by operating activities                    14,989,151    22,394,051
                                                                     ------------  ------------
Cash flows from investing activities:
  Purchase of mortgages and advances on construction loans             (6,049,793) (231,114,482)
  Purchase of subordinated securities                                 (77,866,846)  (12,344,708)
  Receipt of principal from subordinated securities                       321,171        37,837
  Proceeds from mortgage dispositions                                  56,162,174    74,854,364
  Receipt of mortgage principal from scheduled payments                 4,398,649     4,514,584
  Receipt of principal from investment in insured mortgage funds          242,535       579,928
  Payment of deferred costs                                            (1,213,004)     (646,093)
  Annual return from investment in limited partnerships                   189,969       189,969
  Investment in Services Partnership                                     (394,000)           --
                                                                     ------------  ------------
          Net cash used in investing activities                       (24,209,145) (163,928,601)
                                                                     ------------  ------------
Cash flows from financing activities:
  Proceeds from obligations incurred under financing facilities       560,357,330   291,435,026
  Principal payments on obligations incurred under financing
    facilities                                                       (510,306,722) (159,956,424)
  Increase in deferred financing and debt issue costs                  (3,112,694)   (1,834,845)
  Dividends (including return of capital) paid to shareholders,
    including minority interests                                      (44,519,882)  (50,339,993)
  Proceeds from the issuance of common stock                           14,238,595    56,250,000
  Payment of stock issuance/offering costs                               (205,423)   (4,050,000)
                                                                     ------------  ------------
          Net cash provided by financing activities                    16,451,204   131,503,764
                                                                     ------------  ------------
Net increase (decrease) in cash and cash equivalents                    7,231,210   (10,030,786)
Cash and cash equivalents, beginning of period                          5,143,171    13,599,860


                                                                     ------------  ------------
Cash and cash equivalents, end of period                             $ 12,374,381  $  3,569,074
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

                                                     CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     (Unaudited)

1.   Organization

     CRIIMI MAE Inc. (CRIIMI MAE) (formerly CRI Insured Mortgage Association, Inc.) is an infinite-life, actively managed real estate investment trust (REIT). On June 30, 1995, pursuant to a shareholder-approved merger transaction (the Merger), CRIIMI MAE became a fully integrated, self-administered and self-managed mortgage company, engaging in mortgage investment, mortgage advisory services and mortgage servicing and origination activities. CRIIMI MAE's principal objectives are to provide stable or growing quarterly cash distributions to its shareholders by investing in government insured and guaranteed mortgage investments secured by multifamily housing complexes (Government Insured Multifamily Mortgages) located throughout the United States and uninsured mortgage and mortgage-related investments, such as higher yielding subordinated securities, using a combination of debt and equity financing (see
Note 6, below).

     In connection with the Merger, as further described in Note 4, on June 30, 1995, CRICO Mortgage Company, Inc. (CRICO Mortgage), CRI/AIM Management Inc. (CRI/AIM Management), and CRI Acquisition, Inc. (CRI Acquisition ) were merged with and into CRIIMI MAE Management, Inc. (CRIIMI Management), a newly-formed, wholly owned subsidiary of CRIIMI MAE. CRICO Mortgage, CRI/AIM Management and CRI Acquisition (collectively, the CRI Mortgage Businesses) were affiliates of C.R.I., Inc. (CRI). In connection with the Merger, on June 30, 1995, all of the employees of the CRI Mortgage Businesses became employees of CRIIMI Management and the advisory agreement between CRIIMI MAE, and its adviser, CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser), was terminated, as discussed below. Immediately prior to the Merger, the CRI Mortgage Businesses sold the sub-advisory contracts related to four publicly held limited partnerships known as the American Insured Mortgage Investors Funds (the AIM Funds) and certain mortgage servicing contracts to CRIIMI MAE Services, Inc. (the Services Corporation), a newly-formed Maryland corporation, in exchange for 15-year interest bearing installment notes in the aggregate principal amount of $6,586,000. The Services Corporation immediately contributed these assets to CRIIMI MAE Services Limited Partnership, a newly-formed Maryland limited partnership (the Services Partnership), in exchange for a 92% sole limited partnership interest. The remaining mortgage servicing contracts acquired by CRIIMI Management in the Merger were immediately contributed to the Services Partnership in exchange for an 8% sole general partnership interest. Additionally, on June 30, 1995, CRIIMI MAE contributed $285,000 to the Services Corporation in exchange for 100% of the non-voting common stock (which shares are entitled to 95% of the dividends) of the Services Corporation and certain directors and officers of CRIIMI MAE collectively contributed $15,000 to the Services Corporation in exchange for 100% of the voting common stock (which shares are entitled to 5% of the dividends) of the Services Corporation. It is anticipated that substantially all of the economic benefits of ownership of the Services Corporation will inure to the benefit of CRIIMI MAE by virtue of its debt and equity interests therein.

     The Services Partnership provides mortgage servicing and advisory services to third parties, certain affiliates of CRI and the AIM Funds on a fee basis. Additionally, the Services Partnership acts as the master servicer with respect to the collateralized mortgage obligations issued in October 1995, as described in Note 10 below. As of November 1, 1995, the Services Partnership's mortgage servicing portfolio had an aggregate unpaid principal balance of approximately $1.3 billion. CRIIMI MAE, through CRIIMI Management, manages the Services Partnership as general partner.

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

Insured Multifamily Mortgages. CRIIMI MAE also owns 100% of CRIIMI MAE Financial Corporation II, a wholly owned financing subsidiary formed in September 1995, which owns participation certificates evidencing 100% beneficial interests in Government Insured Multifamily Mortgages (see Note 5, below). CRIIMI MAE also owns 100% of CRIIMI MAE Financial Corporation, a wholly owned financing subsidiary formed in June 1995, which was formed for the purpose of issuing collateralized mortgage obligations in October 1995, (see Note 10, below). Additionally, CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, owns all of the general partnership interests in the AIM Funds. CRIIMI MAE, CRI Liquidating, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation, CRIIMI, Inc. and CRIIMI Management are Maryland corporations.

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

     CRI Liquidating is also governed by a board of directors, which has engaged
the Adviser to act in the capacity of adviser to CRI Liquidating.   Under an
advisory agreement between CRI Liquidating and the Adviser, the Adviser is obligated to provide administrative services on behalf of CRI Liquidating, evaluate and negotiate voluntary dispositions of mortgage investments and conduct CRI Liquidating's day-to-day affairs. In return for these services, the Adviser is entitled to receive annual fees based on amounts invested by CRI Liquidating and incentive fees based on the achievement of certain performance goals. From inception through June 30, 1995, the Adviser and its affiliates were entitled to reimbursement for certain expenses incurred in connection with the operation and administration of CRI Liquidating. However, as discussed in
Note 4, on June 30, 1995, affiliates of CRIIMI MAE acquired the mortgage servicing, origination and advisory businesses conducted by CRI and certain of its affiliates, including certain of the physical assets and the workforce of the Adviser. The Adviser will continue to perform advisory services on behalf of CRI Liquidating following the Merger. However, pursuant to a reimbursement agreement entered into between the Adviser and CRIIMI Management in connection with the Merger, the employees of CRIIMI Management perform certain services on behalf of the Adviser under the CRI Liquidating advisory agreement. While neither CRIIMI Management nor CRIIMI MAE will receive advisory fees in return for these services, CRIIMI Management is reimbursed, at cost, for its employees' time and expenses pursuant to the reimbursement agreement.

2.   Basis of Presentation

     In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, including CRI Liquidating, CRIIMI Management, CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II and CRIIMI, Inc., contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated financial position of CRIIMI MAE as of September 30, 1995 and December 31, 1994

                                     CRIIMI MAE INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

2.  Basis of Presentation - Continued

and the consolidated results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CRIIMI MAE's Annual Report filed on Form 10-K and amended on Forms 10-K/A for the year ended December 31, 1994. In relation to the Merger, it is also suggested that these financial statements be read in conjunction with the proxy statement dated April 28, 1995, and the Report on Form 8-K dated June 30, 1995, and filed with the SEC on July 14, 1995.

3.   Summary of Significant Accounting Policies

     Merger of CRI Mortgage Businesses
     ---------------------------------
          Assets acquired and costs incurred in connection with the Merger were recorded using the purchase method of accounting. The amounts allocated to the assets acquired were based on management's estimate of their fair values with the excess of purchase price over fair value allocated to goodwill.

          The AIM sub-advisory contracts and the mortgage servicing contracts transferred to the Services Partnership are amortized using the effective interest method over 10 years. This amortization is reflected through CRIIMI MAE's equity in earnings of the Services Partnership and the Services Corporation. The remaining assets acquired by CRIIMI MAE, including goodwill, are amortized using the straight-line method over ten years.

     Fixed Assets
     ------------
          Fixed assets of approximately $239,000 (included in receivables and other assets on the accompanying consolidated balance sheet as of September 30, 1995) are recorded at cost. Depreciation of furniture and equipment is computed over the estimated useful lives of the related assets using the straight-line method.

                                     CRIIMI MAE INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


3.   Summary of Significant Accounting Policies - Continued

     Deferred Financing and Debt Issue Costs
     ---------------------------------------
          Costs incurred in connection with the establishment of CRIIMI MAE's financing facilities are amortized using the effective interest method over the terms of the borrowings. Costs incurred to purchase interest rate cap agreements that qualify for hedge accounting are amortized over the term of the interest rate cap agreement. Interest rate cap agreements that do not qualify for hedge accounting are accounted for at fair value, with any gain or loss included as a component of net income.

     Discount on Funding Note Payable
     --------------------------------
          Discounts incurred in connection with the issuance of debt are amortized using the effective interest method over the term of the debt.

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

     Investment in Services Partnership
     ----------------------------------

          CRIIMI MAE's investment in the Services Partnership is accounted for under the equity method since unaffiliated limited partners have the right to approve any significant actions that are required to manage the Services Partnership.

     Statements of Cash Flows
     ------------------------
          Interest expense paid for the nine months ending September 30, 1995 and 1994 was $35,574,206 and $21,393,601, respectively.

          In connection with the Merger, the following significant non-cash investing and financing activities were recorded during the nine months ending September 30, 1995:

                                          CRIIMI MAE INC.

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)


3.   Summary of Significant Accounting Policies - Continued

          Assets Acquired
          ---------------
          Investment in Services Corporation           $ 6,871,000
          Investment in Services Partnership               538,000
          Note receivable                                5,002,183
          Terminated contract and workforce             23,900,000
          Mortgage servicing assets                        881,000
          Goodwill                                       4,006,873
          Fixed assets                                     212,484
          Decrease in deferred costs                    (1,162,756)
          Decrease in receivables and other
            assets                                        (250,000)
                                                       -----------
          Total assets acquired                        $39,998,784
                                                       ===========

          Liabilities assumed and stock issued
          ------------------------------------
          Bank term loan                               $ 9,100,000
          Deferred compensation payable                  5,002,183
          Merger costs payable                           2,133,700
          Common stock issued                           22,262,901
          Value of stock options issued                  1,500,000
                                                       -----------
          Liabilities assumed and stock issued         $39,998,784
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

     The consideration paid by CRIIMI MAE in connection with the Merger was determined in negotiations between William B. Dockser and H. William Willoughby (collectively, the Principals) and the Special Committee. In the negotiations, the Special Committee was assisted by Duff & Phelps Capital Markets Co. (Duff & Phelps) and considered the views of Merrill Lynch, Pierce, Fenner & Smith Incorporated, the financial adviser to CRIIMI MAE with respect to the merger proposal. Duff & Phelps rendered an opinion to the effect that the merger proposal was fair to CRIIMI MAE and its stockholders, other than the Principals, from a financial point of view.

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

     The consideration paid by CRIIMI MAE (measured on the Closing Date) for the CRI Mortgage Businesses was approximately $32,900,000. Additionally, CRIIMI MAE incurred costs of approximately $3.3 million to execute the Merger. As part of the consideration paid in the Merger, CRIIMI MAE issued on the Closing Date 1,325,419 shares of common stock (Common Shares), which vested immediately, to each of the Principals. On the Closing Date, CRIIMI MAE issued, for services rendered in connection with the Merger, to Jay R. Cohen, Frederick J. Burchill, Deborah A. Linn and Cynthia O. Azzara (collectively, the Executive Officers) a total of 110,452 Common Shares. The Common Shares issued to the Executive Officers will vest in three equal installments on the first three anniversaries of the Closing Date. The aforementioned Common Shares issued to the Principals and the Executive Officers may not be sold or otherwise transferred, with certain exceptions, until the third anniversary of the Closing Date. As a result of these transactions, the Principals and Executive Officers held approximately 10% of the 30,434,344 Common Shares outstanding as of September 30, 1995.

     Pursuant to the Merger Agreement, CRIIMI Management became liable for certain debt of the CRI Mortgage Businesses in the principal amount of $9,100,000, as discussed in Note 10, below.

     As discussed in Note 9, the Principals and the Executive Officers entered into employment agreements with CRIIMI Management for terms of five years and three years, respectively. In addition, each of the Principals received from CRIIMI MAE options to purchase one million Common Shares at $1.50 per share more than the aggregate average of the high and low sale prices of Common Shares on the New York Stock Exchange during the ten trading days preceding the Closing Date, which average sale price was calculated at $8.27 per share (the Trading Price) and 500,000 Common Shares at $4.00 per share more than the Trading Price. The options vest in equal installments on the first five anniversaries of the Closing Date. The Executive Officers received options to purchase a total of 180,000 Common Shares at $1.50 per share more than the Trading Price. In addition, certain other officers (the Other Officers) of CRIIMI MAE received options to purchase a total of 50,000 Common Shares at $1.50 per share more than the Trading Price. These options vest in equal installments on the first three anniversaries of the Closing Date. The Principals', Executive Officers' and Other Officers' options expire on the eighth anniversary of the Closing Date.

                                      CRIIMI MAE INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)


4.   Merger of CRI Mortgage Businesses - Continued

     As discussed in Note 14, on June 20, 1995, a complaint was filed in the United States District Court for the District of Maryland against CRIIMI MAE's directors in connection with the Merger.

5.   Investment in Mortgages and Participation Certificates

     CRIIMI MAE's consolidated investment in mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in Government Insured Multifamily Mortgages issued or sold pursuant to programs of the Federal Housing Administration (FHA) (FHA-Insured Loans), mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities) and Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates, as discussed below. FHA-Insured loans, GNMA Mortgage-backed securities and Freddie Mac participation certificates are collectively referred to as mortgages herein. Payment of principal and interest on FHA-Insured Loans is insured by the United States Department of Housing and Urban Development (HUD) pursuant to Title 2 of the National Housing Act. Payment of principal and interest on GNMA Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act. Payment of principal and interest on Freddie Mac participation certificates is guaranteed by Freddie Mac.

     As of September 30, 1995 and December 31, 1994, CRIIMI MAE directly owned 111 and 173 Government Insured Multifamily Mortgages and Government Insured Construction Mortgages, as defined below, respectively, which had a weighted average net effective interest rate of approximately 8.43% and 8.00%, a weighted average remaining term of approximately 32 and 33 years, and an aggregate fair value of approximately $455 million and $653 million, respectively.

     During September 1995, CRIIMI MAE transferred 59 Government Insured Multifamily Mortgages to Freddie Mac in exchange for Freddie Mac participation certificates evidencing 100% beneficial interests in Government Insured Multifamily Mortgages (Freddie Mac Giant Participation Certificates). CRIIMI MAE immediately transferred the Freddie Mac Giant Participation Certificates to its wholly owned, financing subsidiary, CRIIMI MAE Financial Corporation II. As a result of these transactions, as of September 30, 1995, CRIIMI MAE Financial Corporation II owned Freddie Mac Giant Participation certificates evidencing 100% beneficial interests in 59 Government Insured Multifamily Mortgages, with a weighted average net effective interest rate of approximately 7.19%, a weighted average remaining term of approximately 31 years and an aggregate fair value of approximately $250 million.

     As of September 30, 1995 and December 31, 1994, CRIIMI MAE indirectly owned through its subsidiary, CRI Liquidating, 22 and 44 Government Insured Multifamily Mortgages, respectively, which had a weighted average net effective interest rate of approximately 10.67% and 10.02%, a weighted average remaining term of approximately 27 years and 26 years, and an aggregate fair value of approximately $112 million and $154 million, respectively.

     Thus, on a consolidated basis, as of September 30, 1995 and December 31, 1994, CRIIMI MAE or its subsidiaries owned, directly or indirectly, 192 and 217 Government Insured Multifamily Mortgages and Government Insured Construction

                                   CRIIMI MAE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


5.   Investment in Mortgages and Participation Certificates - Continued

Mortgages (as defined below), respectively. As of September 30, 1995, these investments had a weighted average net effective interest rate of approximately 8.34%, a weighted average remaining term of approximately 32 years and an aggregate fair value of approximately $817 million. These amounts compare to a weighted average net effective interest rate of approximately 8.33%, a weighted average remaining term of approximately 32 years and an aggregate fair value of approximately $807 million, as of December 31, 1994. In addition, as of September 30, 1995, CRIIMI MAE had committed approximately $2.7 million for advances on FHA-Insured Loans and GNMA Mortgage-Backed Securities relating to the construction or rehabilitation of multifamily housing projects, including nursing homes and intermediate care facilities (Government Insured Construction Mortgages).

     As discussed in Note 10, in connection with the issuance of $216 million of fixed rate collateralized mortgage obligations in October 1995, CRIIMI MAE transferred 57 Government Insured Multifamily Mortgages with an amortized cost and fair value, at September 30, 1995 of $223 million and $227 million, respectively, to its wholly-owned financing subsidiary, CRIIMI MAE Financial Corporation. As further discussed in Note 10, management is negotiating the issuance of additional collateralized mortgage obligations of approximately $200 million in December 1995, the proceeds of which would primarily be applied to the refinancing of floating-rate debt. This transaction, as currently structured, contemplates the transfer of the remaining GNMA Mortgage-Backed Securities to a wholly owned financing subsidiary.

     During the nine months ended September 30, 1995, CRIIMI MAE funded advances of approximately $5.8 million on Government Insured Construction Mortgages with a weighted average net effective interest rate of approximately 8.26%. These loans are anticipated to convert to permanent loans over the next six months with an anticipated maturity of 40 years.

     During the nine months ended September 30, 1995, CRIIMI MAE, through its subsidiary, CRI Liquidating, disposed of 22 mortgage investments which constituted approximately 33% of CRI Liquidating's December 31, 1994 portfolio balance. The 22 dispositions resulted in net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million.
In addition, during the nine months ended September 30, 1995, there were four prepayments of Government Insured Multifamily Mortgages held directly by CRIIMI MAE. The prepayment of one of the above-mentioned mortgages resulted in a loss of approximately $12,000 which is included in losses on mortgage dispositions on the accompanying consolidated statement of income for the nine months ended September 30, 1995. The other mortgage prepayments resulted in financial statement gains of approximately $67,000, which are included in gains on mortgage dispositions on the accompanying consolidated statement of income for the nine months ended September 30, 1995. Additionally, during September 1995, CRIIMI MAE elected to assign the mortgage on Guinn Nursing Home to HUD. Management does not anticipate that this assignment will have a material adverse impact on the consolidated financial statements.

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


5.   Investment in Mortgages and Participation Certificates - Continued

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

                                              CRIIMI MAE INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                (Unaudited)


5.   Investment in Mortgages and Participation Certificates - Continued

                                            As of September 30, 1995            As of December 31, 1994
                                           Amortized          Fair             Amortized        Fair
                                             Cost             Value              Cost           Value
                                         ------------      ------------      ------------    ------------
Investment in mortgages, at
  amortized cost                         $447,347,680      $454,879,920      $703,215,753    $653,062,381
                                         ============      ============      ============    ============

Investment in participation
  certificates, at amortized cost        $252,675,428      $250,107,649      $         --    $         --
                                         ============      ============      ============    ============

Investment in mortgages, at fair
  value                                  $ 86,823,835      $111,901,988      $136,120,900    $154,373,576
                                         ============      ============      ============    ============

6.   Investment in Subordinated Securities

     In addition to investing in Government Insured Multifamily Mortgages, CRIIMI MAE's Board of Directors has authorized CRIIMI MAE to invest in other mortgage investments which are not federally insured or guaranteed. Since adoption of this policy, CRIIMI MAE has been reviewing opportunities for investment in other real estate securities which complement CRIIMI MAE's existing holdings. In the current investment climate, CRIIMI MAE's management believes that investments in uninsured mortgage and mortgage-related investments, such as higher yielding subordinated securities, represent attractive investment opportunities.

     As of September 30, 1995, CRIIMI MAE had purchased securities issued by Mortgage Capital Funding, Inc. Series 1994-MC1 (MCF 1994-MC1), Mortgage Capital Funding, Inc. Series 1993-C1 (MCF 1993-C1), Nomura Asset Securities Corporation, Series 1994-C3 (NASC 1994-C3), Structured Mortgage Securities Corporation Series 1995-M1 (SMC 1995-M1), Asset Securitization Corporation Series 1995-D1 (ASC 1995-D1) and Mortgage Capital Funding, Inc., Series 1995-MC1 (MCF 1995-MC1). An election has been made by each of the issuers to treat the securities as real estate mortgage investment conduits (REMICs). During October 1995, CRIIMI MAE invested an additional $6.1 million in securities issued by Lehman Pass-Through Securities, Inc., Series 1994-A.

     The REMICs allocate the cash flow from the underlying mortgages to the securitized tranches, with the investment grade or higher rated tranches having a priority right to the principal and interest cash flow. After required payments are made to the most senior tranche, any remaining cash flow is allocated among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the unrated tranche will bear this loss first. To the extent there are losses in excess of the unrated tranche's stated right to principal, then the most subordinated rated tranches will begin absorbing

                                             CRIIMI MAE INC.

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Unaudited)


6.   Investment in Subordinated Securities - Continued

losses.

     The following table summarizes financial statement information related to these investments on an aggregate basis by pool:

                                                     CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (Unaudited)


6.   Investment in Subordinated Securities - Continued

                                    Original           Amortized                  Fair
                       Face         Purchase           Cost as of               Value as of
  Pool                Amount         Price          September 30, 1995        September 30, 1995
---------           -----------    -----------     --------------------     ---------------------
MCF 1994-MC1        $ 34,404,343   $ 22,038,132         $ 22,032,809              $ 23,126,169

MCF 1993-C1           19,678,873     16,810,299           17,321,829                18,051,582

NASC 1994-C3          25,177,237     22,233,678           22,128,300                23,009,115

SMC 1995-M1           15,204,614      9,894,793            9,882,796                 9,947,372

ASC 1995-D1           30,575,983     20,195,646           20,204,750                20,424,479

MCF 1995-MC1          33,174,996     25,542,729           25,538,566                25,899,750
                    ------------   ------------         ------------              ------------
  Total             $158,216,046   $116,715,277         $117,109,050              $120,458,467
                    ============   ============         ============              ============

        The aggregate investments by the underlying rating of the securities are as follows:

                                                         Amortized Cost
Security Rating            Face Amount               as of September 30, 1995
---------------            ------------            --------------------------
  BBB Rated                $  4,000,000                      $  3,977,184
  BB Rated                   70,336,842                        60,640,248
  B Rated                    52,895,742                        40,402,314
  Unrated                    30,983,462                        12,089,304
                           ------------                      ------------
     Total                 $158,216,046                      $117,109,050
                           ============                      ============

     As described in Note 10, upon closing on the purchase of the subordinated securities, CRIIMI MAE entered into a series of repurchase agreements which provided financing to purchase the rated tranches of the subordinated securities (the unrated tranches were purchased with equity or available cash). As of September 30, 1995, between 65% and 80% of the respective purchase prices were financed, resulting in aggregate borrowings of approximately $77.5 million. See
Note 10 for a further discussion of these repurchase agreements.

     Based on the timing and amount of future credit losses estimated by management, the weighted average anticipated yield to maturity for the investments in subordinated securities made to date is approximately 13%. The

                                            CRIIMI MAE INC.

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Unaudited)


6.   Investment in Subordinated Securities - Continued

accounting treatment required under generally accepted accounting principles requires that the income on these investments be recorded on a level yield basis given the anticipated yield to maturity on these investments. This currently results in income which is lower for financial statement purposes than for tax purposes. On a leveraged basis, the current weighted average anticipated yield to maturity on these investments is approximately 24%. This anticipated return was determined based on the anticipated yield to maturity, net of interest expense attributable to the financing of the rated tranches at current interest rates.

     The anticipated returns on these investments are based upon a number of assumptions that are currently subject to several business and economic uncertainties and contingencies, including, without limitation, the potential lack of a liquid secondary market for these securities, prevailing interest rates on the current floating-rate debt financings, renewal of the repurchase agreements (which provided financing toward the purchase of the rated tranches of the subordinated securities) at similar terms or the availability of alternative financing, the general condition of the real estate market, competition for tenants and changes in market rental rates. As these uncertainties and contingencies are generally beyond CRIIMI MAE's control, no assurance can be given that the anticipated yields to maturity will be achieved.

     In making these investments, CRIIMI MAE and its affiliates applied their knowledge of multifamily and other commercial mortgages to perform due diligence on the mortgage investments collateralizing the securities. This analysis may include reviewing, to the extent available, the operating records of the underlying real estate assets, appraisals, environmental studies, market studies and architectural and engineering studies, and where deemed necessary, independently developing projected operating budgets. In addition, site visits are conducted at a majority of the properties. In addition to performing these steps in connection with the due diligence, CRIIMI MAE also reviews the servicing terms of the transactions. CRIIMI MAE will generally make investments of this type when satisfactory arrangements exist whereby CRIIMI MAE can closely monitor the performance of the collateral. CRIIMI MAE believes that all transactions entered into to date have had such satisfactory arrangements.

     Investments in uninsured mortgage and mortgage-related investments, such as subordinated securities, are expected to represent a major component of CRIIMI MAE's new business activity during 1995 and this is expected to continue for the foreseeable future. As of September 30, 1995 and December 31, 1994, these investments represent approximately 11% and 4%, respectively, of CRIIMI MAE's total consolidated assets. CRIIMI MAE's business plan anticipates additional investments in subordinated securities of approximately $156 million during the fourth quarter of 1995 (of which $6.1 million was invested during October 1995), bringing the anticipated total investments in subordinated securities to approximately 23% of total consolidated assets and the total investments in uninsured mortgage and mortgage-related investments to approximately 29% of total consolidated assets by December 31, 1995. In August 1995, CRIIMI MAE's Board of Directors modified CRIIMI MAE's investment policy and authorized CRIIMI MAE to invest up to 30% of total consolidated assets in uninsured mortgage and mortgage-related investments, of which a maximum of 25% of total consolidated assets may be invested in subordinated securities. Management is evaluating

                                          CRIIMI MAE INC.

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited)


6.   Investment in Subordinated Securities - Continued

CRIIMI MAE's business plan and the resulting impact on this investment policy in order to make appropriate recommendations for changes in the policy.

7.   Reconciliation of Financial Statement Net Income to Tax Basis
       Income

     On an annual basis, CRIIMI MAE expects to pay to its shareholders quarterly cash dividends equal to virtually all of its tax basis income.

     Reconciliations of the financial statement net income to the tax basis income for the three and nine months ended September 30, 1995 and 1994 are as follows:

                                              CRIIMI MAE INC.

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Unaudited)


7. Reconciliation of Financial Statement Net Income to Tax Basis Income - Continued

                                                     For the three months ended     For the nine months ended
                                                            September 30,                  September 30,
                                                         1995           1994           1995           1994
                                                     ------------   ------------   ------------   ------------
Consolidated financial statement net income          $  3,237,359   $  5,449,251   $ 12,762,168   $ 21,507,675
Adjustment due to accounting for subsidiary
  as a pooling for financial statement
  purposes and a purchase for tax purposes                 41,339        120,992      4,489,192      2,227,733
Income from investment in insured
  mortgage funds and advisory partnership                 105,165          8,383        171,048         25,151
Mortgage dispositions                                          --        211,698         39,155        254,987
Reamortization of investments in
  subordinated securities                                 128,914         81,150        405,541         81,150
Interest income - U.S. Treasuries                         176,105        213,256        547,530        655,296
Interest expense - defeased notes                        (245,326)      (293,487)      (772,097)      (916,581)
Interest expense - amortization of deferred
  financing costs                                        (458,631)       (45,776)    (1,327,841)       766,971
Adjustment to hedges for valuation and sales            1,944,837             --      1,944,837             --
Provision for settlement of litigation                         --             --             --       (557,340)
Other                                                      (5,235)        40,107        (15,120)        30,629
Equity in income of Services Partnership                    3,084             --          3,084             --
Income from Services Corporation                           22,408             --         22,408             --
Capital Gain on Installment Sale                          154,309             --        154,309             --
Amortization of assets acquired in the Merger             715,660             --        715,660             --
                                                     ------------   ------------   ------------   ------------
Tax basis income                                     $  5,819,988   $  5,785,574   $ 19,139,874   $ 24,075,671
                                                     ============   ============   ============   ============
Tax basis income per share                           $        .19   $        .23   $        .69   $        .96
                                                     ============   ============   ============   ============
Weighted average number of shares
  outstanding (for tax purposes)                       30,434,344     25,183,533     27,906,217     25,183,533
                                                     ============   ============   ============   ============

8.   Dividends to Shareholders

     For the nine months ended September 30, 1995, dividends of $0.685 per share were paid to shareholders. These dividends, which include long-term capital gains, are as follows:

                                        Dividend              Record Date
                                        --------          ------------------
Quarter ended March 31, 1995            $  0.225          March 20, 1995
Quarter ended June 30, 1995                0.225          June 19, 1995
Quarter ended September 30, 1995           0.235          September 18, 1995
                                        --------
Year-to-date September 30, 1995         $  0.685
                                        ========

                                               CRIIMI MAE INC.

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 (Unaudited)


8.   Dividends to Shareholders - Continued

     CRIIMI MAE's objective is to pay a stable quarterly dividend and to increase the tax basis income over time, and thereby increase the quarterly dividend. However, the rise in short-term interest rates during 1994 significantly increased CRIIMI MAE's interest expense which resulted in reduced net income and, ultimately, lower dividend distributions in 1995, as compared to 1994. During September 1995, the Board approved an increase in the quarterly dividend per share to 23.5 cents. The anticipated dividend level for 1995 of $0.92 per share includes assumptions regarding interest rates, the amount and timing of investments in subordinated securities, and other factors. The assumption regarding interest rates is that short-term interest rates would, on average, remain at the levels of early September 1995. While a sustained period of higher short-term interest rates could reduce the dividend, the adverse effects of such an increase in interest rates should be limited by CRIIMI MAE's debt refinancings, as discussed in Note 10, and interest rate caps, as discussed in Note 11. The anticipated dividend level also assumes that CRIIMI MAE will invest an additional $156 million in subordinated securities during the fourth quarter of 1995 ($6.1 million of which was invested during October 1995) with terms that are similar to the $117 million of subordinated securities that CRIIMI MAE purchased through September 30, 1995.

9.   Transactions with Related Parties

     Below is a summary of the related party transactions which occurred during the three and nine months ended September 30, 1995 and 1994:

                                                CRIIMI MAE INC.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 (Unaudited)


9.   Transactions with Related Parties - Continued

                                             For the three months ended      For the nine months ended
                                                     September 30,                  September 30,
                                                  1995            1994           1995           1994
                                             -------------    ------------   ------------   ------------
Payments to the Adviser:
----------------------------
Annual fee - CRIIMI MAE (a)(h)               $          --    $    719,356   $  1,493,297   $  1,836,392
Annual fee - CRI Liquidating (a)(g)                 95,702         167,714        320,534        533,561
Incentive fee - CRIIMI MAE (a)                          --         233,623             --        497,675
Incentive fee - CRI Liquidating (f)                     --              --             --        394,812
Mortgage selection fees - CRIIMI MAE (b)                --         238,840        211,137      1,371,638
                                             -------------    ------------   ------------   ------------
          Total                              $      95,702    $  1,359,533   $  2,024,968   $  4,634,078
                                             =============    ============   ============   ============

Payments to CRI:
--------------------
Expense reimbursement - CRIIMI MAE (c)(i)    $     193,666    $    413,290   $  1,123,082   $  1,113,157
Expense reimbursement - CRI
  Liquidating (c)(j)                                13,896          71,243        125,482        216,856
                                             -------------    ------------   ------------   ------------
          Total                              $     207,562    $    484,533   $  1,248,564   $  1,330,013
                                             =============    ============   ============   ============
Amounts Received or Accrued from
Related Parties
---------------------------------
CRIIMI, Inc.
-----------
  Income (d)                                  $    531,786    $    465,752   $  1,464,336   $  1,397,257
  Return of capital (e)                             30,404         150,096        242,535        677,695
                                              ------------    ------------   ------------   ------------
          Total                               $    562,190    $    615,848   $  1,706,871   $  2,074,952
                                              ============    ============   ============   ============


                                                         CRIIMI MAE INC.

                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           (Unaudited)


9.   Transactions with Related Parties - Continued

CRI/AIM Investment Limited
  Partnership (d)(h)                          $    193,744    $    175,000   $    543,744   $    525,000
                                              ============    ============   ============   ============
Expense Reimbursements
----------------------
CRI Liquidating and the AIM Funds (c)(j)      $    120,000    $         --   $    120,000   $         --
Services Partnership (c)(j)                        145,611              --        145,611             --
                                              ------------    ------------   ------------   ------------
                                                   265,611              --   $    265,611   $         --
                                              ============    ============   ============   ============

(a)       Included on the accompanying consolidated statements of income.
(b) Included as deferred costs on the accompanying consolidated balance sheets and amortized over the expected mortgage life.
(c) Included as general and administrative expenses on the accompanying consolidated statements of income.
(d) Included as income from investment in insured mortgage funds and advisory partnership, before amortization, on the accompanying consolidated statements of income.
(e) Included as a reduction of investment in insured mortgage funds and advisory partnership on the accompanying consolidated balance sheets.
(f) Netted with gains on mortgage dispositions on the accompanying consolidated statements of income.
(g) As a result of reaching the carryover CRI Insured Mortgage Investments Limited Partnership (CRIIMI I) target yield during the first quarter of 1995, CRI Liquidating paid deferred annual fees of $28,467. The carryover CRIIMI I target yield was not achieved during the second or third quarters of 1995. As a result of reaching the carryover CRIIMI I target yield during the first, second and third quarters of 1994, CRI Liquidating paid deferred annual fees of $31,279, $29,068 and $29,175, respectively.
(h) As of June 1, 1993, pursuant to the First Amendment to the CRI Insured Mortgage Association, Inc. advisory agreement (the Advisory Agreement), CRI guaranteed that CRIIMI MAE would receive an annual distribution from CRI/AIM Investment Limited Partnership of $700,000. CRIIMI MAE was granted the right to reduce the amounts paid to the Adviser by the difference between the guaranteed $700,000 distribution and the amount actually paid to CRIIMI MAE by CRI/AIM Investment Limited Partnership. As such, the amounts paid to the Adviser for the nine months ended September 30, 1995 were reduced by $154,862, which represents the difference between the guaranteed distribution for the six months ended June 30, 1995 and the amount actually paid to CRIIMI MAE. The amounts paid to the Adviser for the three and nine months ended September 30, 1994, were reduced by $77,236 and $234,306, respectively, which represents the difference between the guaranteed distribution for the period and the amount actually paid to CRIIMI MAE. This guarantee was terminated effective June 30, 1995 in connection with the transaction in which CRIIMI MAE acquired the CRI Mortgage Businesses and became self-managed and self-administered, as discussed in Notes 1 and 4.
(i)       Prior to CRIIMI MAE becoming a self-managed and self-administered

                                      CRIIMI MAE INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)


9.   Transactions with Related Parties - Continued

          REIT, amounts were paid to CRI as reimbursement for expenses incurred by the Adviser on behalf of CRIIMI MAE. In connection with the transaction in which CRIIMI MAE became a self-managed and self-administered REIT, effective June 30, 1995, CRIIMI MAE is no longer required to reimburse the Adviser, as these expenses are now directly incurred by CRIIMI MAE. However, pursuant to an agreement between CRIIMI MAE and CRI (the CRI Administrative Services Agreement), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI MAE's business. CRIIMI MAE uses the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by CRIIMI Management or provided by another service provider. The CRI Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE.
(j) Prior to CRIIMI MAE becoming a self-managed and self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred by the Adviser on behalf of CRI Liquidating and the AIM funds. As discussed in Note 4, the transaction in which CRIIMI MAE became a self-administered and self-managed REIT has no impact on CRI Liquidating's or the AIM fund's financial statements except that the expense reimbursements previously paid to CRI, are, effective June 30, 1995, paid to CRIIMI Management. Additionally, effective June 30, 1995, CRIIMI Management is reimbursed for its employees' time and expenses incurred on behalf of the Services Partnership. The amounts paid by CRI Liquidating to CRI during the three months ended September 30, 1995, represent the reimbursement of expenses incurred prior to June 30, 1995.

     In addition to the transactions discussed above, in connection with the Merger (as discussed in Note 4, above), CRIIMI MAE has entered into the following transactions with related parties and certain directors and officers as of September 30, 1995:

     CRI Sublease - CRIIMI MAE has entered into an agreement with CRI to sublease approximately 11,800 square feet of office space leased by CRI, at a total annual rent of approximately $237,000. All increases in lease occupancy charges, including inflation adjustments and expense reimbursements, will be passed through on a per square foot basis. This amount reflects prevailing market rates and is below CRI's lease agreement cost. The term of the sublease runs concurrently with CRI's lease, which expires on October 31, 1997. CRIIMI MAE anticipates leasing additional space, on an as needed basis. During the three and nine months ended September 30, 1995, CRIIMI MAE incurred rent charges of approximately $66,000, which is included in general and administrative expenses on the accompanying consolidated statements of operations.

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

     The employment agreements include provisions prohibiting the Principals from competing with CRIIMI Management, CRIIMI MAE or CRIIMI MAE's affiliated entities for at least six years after the Closing Date, unless the Principal's employment is terminated other than for "cause" or pursuant to an "involuntary resignation" (as such terms are defined in the employment agreements). However, subsequent to the Merger, the Principals continue to have a substantial economic interest in, and control over, CRI and its affiliates, which will continue to
(1) be a general partner in, and have minority economic interests in, certain existing partnerships which, directly or indirectly, own equity or debt investments in multifamily or commercial properties, (2) engage in and manage trading operations in multifamily and related mortgages, and (3) through the Adviser, which is an affiliate of CRI, serve as the adviser to CRI Liquidating.

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

     Deferred Compensation Payable and Note Receivable - As discussed in Note 12, below, in connection with the Merger, on June 30, 1995, CRIIMI MAE entered into a deferred compensation agreement with each of the Principals and acquired a note receivable from CRI in the amount of $5,002,183 (the Note Receivable). During the three and nine months ended September 30, 1995, CRIIMI MAE, through CRIIMI Management, recognized interest income of $135,847 on the Note Receivable, which is included in other investment income on the accompanying consolidated statements of income, and recognized interest expense of $135,847 on the deferred compensation obligation, which is included in interest expense on the accompanying consolidated statements of income.

10.  Obligations under Financing Facilities

Funding Note Payable
--------------------
     On September 26, 1995, CRIIMI MAE Financial Corporation II sold a long-term, fixed-rate funding note payable (the Funding Note) to Freddie Mac.
Freddie Mac purchased the Funding Note using the net proceeds of a public offering of long-term, fixed-rate, pass-through debt securities, which are guaranteed by Freddie Mac. The Funding Note has a fixed interest rate of 7.0% per annum, a maturity date of September 2031 and an expected weighted average life of approximately twenty (20) years. The Funding Note is secured by the Freddie Mac Giant Participation Certificates (discussed above, in Note 5). As discussed below, the net proceeds from the issuance of the Funding Note were used to pay down certain of CRIIMI MAE's floating-rate debt obligations. In issuing the Funding Note, CRIIMI MAE incurred approximately $2.9 million in debt issue costs, which were capitalized and are included in deferred financing and debt issue costs on the accompanying consolidated balance sheet as of September 30, 1995. The pricing on the financing was locked on August 31, 1995 through the use of a forward sale of the securities collateralizing the transaction.

Master Repurchase Agreements
----------------------------
     During April and November 1993, CRIIMI MAE entered into two separate facilities with one lender providing $350 million and $150 million of available financing, respectively (collectively, Master Repurchase Agreement I). Both facilities had a three year term and were collateralized by FHA-Insured Loans and GNMA Mortgage-Backed Securities. During January 1995, the related FHA portions of both facilities were terminated and paid off with the proceeds of a master repurchase agreement with another lender at substantially similar terms.

     On September 26, 1995, $201.6 million was paid off under the facilities from the proceeds of the Funding Note discussed above. As of September 30, 1995, $129.3 million was outstanding under the facilities. On October 11, 1995, with the issuance of the collateralized mortgage obligations discussed below, an

                                      CRIIMI MAE INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

10.  Obligations under Financing Facilities - Continued

additional $38.9 million was repaid, resulting in a remaining balance of $90.4 million. Interest on the facilities is based on the three-month London Interbank Offered Rate (LIBOR), plus a spread of .5%.

     As of September 30, 1995, mortgage investments directly owned by CRIIMI MAE, which approximated $144.3 million at fair value, were used as collateral pursuant to certain terms of Master Repurchase Agreement I. The value of the GNMA mortgage-backed securities pledged as collateral must equal at least 110% of the amounts borrowed.

     As mentioned above, during January 1995, CRIIMI MAE entered into a master repurchase agreement with another lender (Master Repurchase Agreement II) which provided CRIIMI MAE with $300 million of available financing through April 1, 1996. The proceeds from this facility were used to repay a portion of Master Repurchase Agreement I. Generally, the value of the FHA-Insured Loans or GNMA Mortgage-Backed Securities pledged as collateral must equal at least 105% of the amounts outstanding and no more than 60% of the collateral pledged may be FHA-Insured Loans and no less than 40% may be GNMA Mortgage-Backed Securities. Interest on Master Repurchase Agreement II is based on one-month LIBOR, plus a spread of .5% or .75%, depending on the type of collateral pledged.

     As of September 30, 1995, approximately $217.7 million was outstanding under this facility, including $64 million which was incurred to terminate the Revolving Credit Facility, as discussed below. As of September 30, 1995, these borrowings were collateralized by mortgage investments with an aggregate fair value of approximately $257.2 million.

                                      CRIIMI MAE INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)


10.  Obligations under Financing Facilities - Continued

Revolving Credit Facility
-------------------------
     As of September 30, 1995, the Revolving Credit Facility, which had an original maturity date of August 28, 1996, was terminated. The balance was transferred to Master Repurchase Agreement II, as noted above. A charge to income of approximately $325,000 representing the unamortized costs associated with the establishment of this facility was recognized during the third quarter of 1995, which is included in adjustment to hedges for valuation and sales on the accompanying consolidated statements of income.

Bank Term Loans
---------------

     The reducing term loan facility (Bank Term Loan I) had an outstanding principal balance of approximately $12.9 million as of September 30, 1995. As of September 30, 1995, Bank Term Loan I was secured by the value of 6,950,000 CRI Liquidating shares owned by CRIIMI MAE. In April 1995, CRIIMI MAE obtained the release of 6,174,000 of CRI Liquidating shares due to the revision in collateral requirements resulting from the refinancing, as discussed below.

     Bank Term Loan I was refinanced effective March 31, 1995. The revised terms provide for a reduced interest rate spread, CRIIMI MAE's choice of one, two or three-month LIBOR and collateral requirements of 175% of the outstanding loan amount. Bank Term Loan I requires a quarterly principal payment based on the greater of (i) the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing Bank Term Loan I or (ii) the amount necessary to bring Bank Term Loan I to its scheduled outstanding balance at the end of such quarter. Any remaining amounts outstanding are due by April 1, 1997.

     In connection with the Merger of the CRI Mortgage Businesses into CRIIMI MAE, as discussed in Note 4, CRIIMI Management assumed certain debt of the CRI Mortgage Businesses in the principal amount of $9,100,000 (Bank Term Loan II). Simultaneous with the closing of the Merger, this debt was refinanced. Bank Term Loan II is secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and is guaranteed by CRIIMI MAE. The loan requires quarterly principal payments of $650,000 and matures December 31, 1998. Interest on the loan is based on one-month LIBOR, plus a spread of 1.25%. A one time commitment fee of $22,750 was due at closing.

Other Repurchase Agreements
---------------------------
     As of September 30, 1995, CRIIMI MAE financed, through repurchase agreements, between 65% and 80% of the purchase price of each of the BBB, BB and B rated tranches of the subordinated securities. The interest rates are based on one or six-month LIBOR, plus a spread ranging from 1.0% to 1.50%. The repurchase agreements are secured, generally, by the rated tranches. As of September 30, 1995, approximately $77.5 million was outstanding under these repurchase agreements, which were collateralized by subordinated securities with an aggregate fair value of approximately $110.7 million. The agreements mature between December 1995 and May 1996. CRIIMI MAE expects to renew each of the outstanding agreements.

                                      CRIIMI MAE INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)


10.  Obligations under Financing Facilities - Continued

Working Capital Line of Credit
------------------------------
     CRIIMI MAE executed a $10 million working capital line of credit with a lender during February 1995. This line of credit will be secured by shares of CRI Liquidating valued at approximately 175% of any outstanding borrowings.

     During September 1995, $7 million was borrowed under the working capital line of credit on an interim basis until the proceeds from the Funding Note were received, at which time the working capital line of credit was paid in full.

Debt Refinancing
----------------
     In September 1995, CRIIMI MAE Financial Corporation, a newly-formed, wholly-owned financing subsidiary of CRIIMI MAE, filed an amended registration statement with the SEC in connection with an offering of fixed-rate collateralized mortgage obligations (CMOs). The registration statement was declared effective on September 29, 1995 and $216 million (face amount) of 7% CMOs were sold on October 11, 1995. The CMOs have a maturity date of January 1, 2033 and are collateralized by FHA-Insured Loans and GNMA Mortgage Backed Securities with a fair value of approximately $227 million as of September 30, 1995. The proceeds were used to refinance approximately $180 million of CRIIMI MAE's secured, floating-rate debt. The remaining net proceeds will be used for other corporate purposes, which could include investing in subordinated securities or acquiring mortgage servicing rights. On an interim basis, additional short-term debt has been repaid until the proceeds are reinvested. This transaction and the refinancing completed in September 1995 (discussed above) have been accounted for as financings in accordance with Financial Accounting Standards Board Technical Bulletin 85-2.

Other Debt Related Information
------------------------------
     For the nine months ended September 30, 1995, the weighted average cost of borrowing on all of CRIIMI MAE's borrowings, including amortization of deferred financing fees of approximately $3.1 million, was approximately 7.6%. This does not include the impact of the adjustment to hedges for valuation and sales (see
Note 11 for further discussion). As of September 30, 1995, CRIIMI MAE's debt-to-equity ratio was approximately 2.4 to 1. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt to equity ratio, as defined, may not exceed 3.0 to 1.0.

     Certain of the debt agreements require that a minimum level of unencumbered assets be maintained, the most restrictive of which requires that a minimum unencumbered asset level of 1% of total indebtedness be maintained by CRIIMI MAE. As of September 30, 1995, CRIIMI MAE had approximately $53 million, at fair value, of unencumbered FHA-Insured Loans and GNMA Mortgage-Backed Securities. Additionally, CRIIMI MAE has other unencumbered assets which, in some cases, are subject to certain lender eligibility requirements including, but not limited to, cash, the working capital line of credit and unencumbered CRI Liquidating stock.

     CRIIMI MAE reduced its exposure to changes in interest rates through the refinancing of a substantial portion of its short-term, floating-rate debt, as

                                        CRIIMI MAE INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)


10.  Obligations under Financing Facilities - Continued

previously discussed. The proceeds from the new debt issuances were used to refinance approximately $382 million in short-term, floating-rate debt and to pay down an additional amount of approximately $58 million in short-term, floating-rate debt on an interim basis until the proceeds are used for other corporate purposes, which will likely include acquiring subordinated securities backed by multifamily and other uninsured commercial mortgages, as well as acquiring mortgage servicing rights and mortgage companies in related businesses. Subsequent to the closing of these transactions, $477 million in FHA-Insured Loans and GNMA Mortgage-Backed Securities, at fair value (as of September 30, 1995), are pledged as collateral for the fixed-rate debt issuances. Changes in interest rates will have no impact on the cost of funds or the collateral requirements on $451 million (net of unamortized discount) of CRIIMI MAE's consolidated debt. Fluctuations in interest rates will continue to impact the value on that portion of CRIIMI MAE's investments which are not match funded and could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place. In certain circumstances, CRIIMI MAE would be required to pledge additional collateral in connection with its short-term, floating-rate borrowing facilities.

     Management is continually monitoring the levels of unencumbered collateral and has reduced the risk of collateral calls through the two long-term, fixed-rate refinancings discussed above. Additionally, management is in the process of negotiating a third refinancing of the remaining short-term, floating rate debt which is collateralized by the remaining GNMA Mortgage-Backed Securities. This refinancing is expected to close during December 1995. Management is also exploring options to refinance the existing repurchase agreements which are secured, generally, by holdings of rated subordinated securities.

     As previously discussed, management is actively pursuing investments in uninsured mortgages and mortgage-related investments, such as subordinated securities. While management believes the investments in subordinated securities are attractive investment opportunities on a risk-adjusted basis, changes in interest rates have an impact on the value of the subordinated securities and the cost to finance these transactions. Given that CRIIMI MAE intends to hold these investments to maturity, a significant impact of this potential change in value is on the collateral requirements under the debt facilities. Management continually monitors the collateral requirements under the repurchase agreements which were used to finance the purchases of the rated tranches to ensure that adequate collateral exists to meet these requirements. Management also monitors the overall level of interest rate hedge agreements in place to ensure that all debt, including that entered into in connection with the subordinated securities, is adequately hedged against substantial increases in interest rates.

     CRIIMI MAE has sought to enhance the return to its shareholders through the use of leverage. Nevertheless, CRIIMI MAE's use of leverage carries with it the risk that the cost of borrowings could increase without a corresponding increase in the return on its mortgage investments, which could result in reduced net income and thereby reduce the return to shareholders. This risk has been substantially reduced with the refinancings discussed above. The flexibility in CRIIMI MAE's leverage is dependent upon the levels of unencumbered assets,

                                     CRIIMI MAE INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


10.  Obligations under Financing Facilities - Continued

which, as discussed above, are inherently linked to prevailing interest rates. CRIIMI MAE's ability to extend or refinance debt facilities upon maturity will depend on a number of variables including, among other things, CRIIMI MAE's financial condition and its current and projected results from operations which are impacted by changes in interest rates. Management continuously monitors CRIIMI MAE's outstanding borrowings and hedging techniques in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities. Management also continues to explore additional financing alternatives to the short-term, secured, floating-rate lending which remains in place.

11.  Interest Rate Hedge Agreements

     CRIIMI MAE has entered into a series of interest rate hedging agreements to partially limit the adverse effects of rising interest rates on its floating-rate borrowings. Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. During the first nine months of 1995, the interest rate indices exceeded the interest rate cap on four caps which had the result of reducing CRIIMI MAE's overall interest expense by approximately $125,000. The following hedge agreements with an aggregate notional amount of $335 million were in place at September 30, 1995:

                                           CRIIMI MAE INC.

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (Unaudited)


11.  Interest Rate Hedge Agreements - Continued


  Notional
  Amount                 Effective Date        Maturity Date         Cap          Index
------------          --------------------    -----------------     ------        -------
$ 50,000,000          June 25, 1998           June 25, 1998         6.5000%       3M LIBOR
  50,000,000          July 20, 1993           July 20, 1998         6.2500%       3M LIBOR
  50,000,000          August 20, 1993         August 10, 1997       6.0000%       3M LIBOR
  50,000,000          August 27, 1993         August 27, 1997       6.1250%       3M LIBOR
  50,000,000          November 10, 1993       November 10, 1997     6.0000%       3M LIBOR
  35,000,000(a)       February 2, 1994        February 2, 1999      6.1250%       1M LIBOR
  50,000,000(a)       March 25, 1994          March 25, 1998        6.5000%       3M LIBOR
------------
$335,000,000(b)
==============

(a)  Approximately $1.7 million of costs were incurred during the first nine months of 1994 in connection with the purchase of interest rate hedge agreements.  These costs are being amortized using the effective interest method over the term of the interest rate hedge agreements for financial statement purposes and in accordance with the regulations under Internal Revenue
     Code Section 446 with respect to notional principal contracts for tax purposes.  No new hedge agreements were entered into during 1995.
(b)  CRIIMI MAE's designated interest rate hedge agreements hedge CRIIMI MAE's floating-rate borrowing costs.  As of September 30,
     1995, total borrowings, including outstanding commitments under CRIIMI MAE's Master Repurchase Agreements I and II, other repurchase agreements and the bank term loans are hedged by the interest rate hedge agreements.

     In addition to the above interest rate cap agreements which are treated as hedges against rising interest rates, CRIIMI MAE holds the following additional interest rate caps which are based on the Commercial Paper Composite Rate (CP Index) and LIBOR:

                                                  CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     (Unaudited)


11.  Interest Rate Hedge Agreements - Continued


  Notional
  Amount                   Effective Date          Maturity Date          Cap          Index
------------            --------------------      -----------------      ------        -------
$ 25,000,000            May 24, 1991              May 24, 1996           9.0000%         CP
  25,000,000            June 17, 1991             June 17, 1996          8.4500%         CP
  50,000,000            July 1, 1993              June 3, 1996           6.5000%       3M LIBOR
  23,025,875(a)         December 31, 1991         March 31, 1996         6.5000%       3M LIBOR
   2,381,858(a)         January 15, 1993          March 29, 1996         6.5000%       3M LIBOR
  22,974,125(a)         December 31, 1991         March 31, 1996         10.500%       3M LIBOR
   4,180,642(a)         March 31, 1993            December 31, 1996      10.500%       3M LIBOR
------------
$152,562,500
============

(a) The notional amounts of these hedges amortize based on the expected pay down schedule of Bank
    Term Loan I.

    Due to the refinancing completed during September 1995, as discussed in
Note 10, these cap agreements are no longer needed to hedge interest rate changes. These agreements have been accounted for at fair value, resulting in a charge to income of approximately $787,000 for the three and nine months ended September 30, 1995, which is included in adjustment to hedges for valuation and sales on the accompanying consolidated statements of income. Management expects to hold these caps and continue to account for them at fair value until their expiration dates, or until such time as they are needed to hedge against increases in interest rates on floating-rate debt.

    Two interest rate cap agreements with an aggregate notional amount of $100 million were sold during September 1995 upon the completion of the refinancing discussed in Note 10. A loss of approximately $833,000 was recognized on the sale during the three and nine months ended September 30, 1995, which is included in adjustment to hedges for valuation and sales on the accompanying consolidated statements of income.

    Additionally, during the nine months ended September 30, 1995, interest rate collars with an aggregate notional amount of $115 million matured. No collars remain outstanding at September 30, 1995. During 1995 and 1994, the CP Index was below the floor on all of the collars in place, resulting in CRIIMI MAE making payments to the counterparties. Total payments to the counterparties on the interest rate collars during the nine months ended September 30, 1995 and 1994 amounted to approximately $825,000 and $3.6 million, respectively, which is included in interest expense on the accompanying consolidated statements of income.

    CRIIMI MAE is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate hedge agreements should interest rates

                                         CRIIMI MAE INC.

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited)


11.  Interest Rate Hedge Agreements - Continued

exceed the caps. However, management does not anticipate nonperformance by any of the counterparties. All of the counterparties have long-term debt ratings of A+ or above by Standard and Poor's and A1 or above by Moody's. Management believes that these hedge instruments are highly liquid. The hedges could be sold or transferred with the consent of the counterparties. Management does not believe that this consent would be withheld. Although none of CRIIMI MAE's hedge instruments are exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.

    Although CRIIMI MAE expects the overall average life of its mortgage investments to exceed ten years, CRIIMI MAE's hedging agreements range in initial maturity from 3 to 5 years. As of September 30, 1995, the average remaining term of these hedging agreements is approximately 2 years. Because CRIIMI MAE's mortgage investments have fixed interest rates, upon expiration of CRIIMI MAE's cap agreements, CRIIMI MAE will have interest rate risk to the extent interest rates increase on its floating-rate borrowings unless the hedges are replaced or other steps are taken to mitigate this risk. As previously discussed, in September and October 1995, management replaced $381.6 million of floating-rate debt with long-term, fixed-rate debt and management continues to review its debt and asset/liability hedging techniques in order to minimize the impact of interest rate risk.

12. Deferred Compensation Payable and Note Receivable

    In connection with the Merger discussed in Note 4, CRIIMI MAE has entered into a deferred compensation arrangement with the Principals in the aggregate amount of $5,002,183 pursuant to which CRIIMI MAE agreed to pay each of the Principals for services performed in connection with structuring the Merger. CRIIMI MAE's obligation to pay the deferred compensation is limited, with certain exceptions, to the creation of an irrevocable grantor trust for the benefit of the Principals and to the transfer to such trust of the Note Receivable in the amount of $5,002,183. The deferred compensation is fully vested and payable only to the extent that CRI continues to make principal payments on the Note Receivable. However, in the event of bankruptcy or a similar event affecting CRIIMI MAE, the remaining trust corpus would revert back to CRIIMI MAE, and the Principals would become unsecured creditors of CRIIMI MAE. Payments of principal and interest on the Note Receivable and the deferred compensation are payable quarterly and terminate in 10 years. Both the Note Receivable and the deferred compensation obligation bear interest at the prime rate (8.75% as of September 30, 1995) plus 2% per annum.

13. Issuance of Stock

    On June 23, 1994, CRIIMI MAE filed with the SEC a shelf registration statement on Form S-3 (Commission File No. 33-54267) in order to register debt securities, preferred shares and common shares of CRIIMI MAE for sale to the public in the aggregate principal amount of up to $200 million. CRIIMI MAE may from time to time offer in one or more series the securities in amounts, at prices and on terms to be set forth in supplements to the registration statement. During the nine months ended September 30, 1995, CRIIMI MAE issued 1,875,000 shares under the shelf registration statement for net proceeds of

                                         CRIIMI MAE INC.

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited)

13. Issuance of Stock - Continued

approximately $13.5 million. These proceeds were invested primarily in subordinated securities. Through September 30, 1995, 2,375,000 shares, resulting in net proceeds of approximately $17.8 million, have been issued under the shelf registration statement. Additionally, during October 1995, CRIIMI MAE repurchased 27,320 shares of its outstanding stock, which will be held in treasury, for $208,715, or $7.625 per share.

14. Litigation

    On June 20, 1995, Edge Partners, L.P. filed a complaint in the United
States District Court for the District of Maryland against CRIIMI MAE's directors. The complaint purports to be a derivative action on behalf of CRIIMI MAE and alleges breach of fiduciary duty by the directors and a misleading proxy statement in connection with the Merger. The plaintiff seeks unspecified damages, a determination that the shareholder vote in favor of the Merger should be set aside and other relief. Management of CRIIMI MAE and the defendants believe that the suit is without merit. Defendant's Motion to Dismiss is currently pending.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
1995 VERSUS 1994
----------------

    General
    -------
    CRIIMI MAE Inc. (CRIIMI MAE) is an infinite-life, actively managed real estate investment trust (REIT). On June 30, 1995, pursuant to a shareholder-approved merger transaction (the Merger, see below), CRIIMI MAE became a fully integrated, self-administered and self-managed mortgage company, engaging in mortgage investment, mortgage advisory services and mortgage servicing and origination activities.

    Merger
    ------
    The Merger was approved by the stockholders of CRIIMI MAE and became effective on June 30, 1995 at which time certain assets and liabilities of CRICO Mortgage Company, Inc., CRI/AIM Management, Inc., and CRI Acquisition, Inc. (collectively, the CRI Mortgage Businesses), were merged with and into CRIIMI MAE Management, Inc. (CRIIMI Management). The CRI Mortgage Businesses were affiliates of C.R.I., Inc. (CRI).

    The consideration paid by CRIIMI MAE (measured on June 30, 1995 (the Closing Date)) for the CRI Mortgage Businesses was approximately $32,900,000, including a total of 2,761,290 shares of common stock (Common Shares) issued to William B. Dockser and H. William Willoughby (collectively, the Principals) and Jay R. Cohen, Frederick J. Burchill, Deborah A. Linn and Cynthia O. Azzara (collectively, the Executive Officers). As a result of these transactions, the Principals and Executive Officers held approximately 10% of the 30,434,344 Common Shares outstanding as of September 30, 1995.

    The Merger has impacted CRIIMI MAE's results of operations on both a financial statement basis and an income tax basis. On a financial statement basis, this transaction has resulted in an increase in revenues over what they would have been without the Merger as a result of revenues from CRIIMI MAE's new lines of business - mortgage servicing, origination and advisory services. The increases in revenues are reflected on CRIIMI MAE's consolidated statements of income as equity in the earnings of CRIIMI MAE Services Limited Partnership (the Services Partnership) and CRIIMI MAE Services, Inc. (the Services Corporation), as well as in other investment income. However, net income for financial statement purposes has decreased as a result of the Merger, as compared to what it would have been without the Merger, primarily as a result of non-cash expenses arising from the amortization of assets acquired in the Merger. Partially offsetting this increase in non-cash expenses was a reduction in annual and incentive management fees that CRIIMI MAE realized as a result of the termination of the advisory agreement with CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser).

    The Merger has resulted in additional tax basis income on a per share basis, as compared to what tax basis income would have been for the same period on a pre-Merger basis. This is due to the increase in the revenue streams as a result of the acquisition of the CRI Mortgage Businesses and the elimination of fees as a result of the termination of the advisory agreement, as well as the

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

add-back of the majority of the non-cash amortization expenses described above, partially offset by an increase in general and administrative expenses.

    As discussed below in Legal Proceedings, on June 20, 1995, a complaint was filed in the United States District Court for the District of Maryland against CRIIMI MAE's directors in connection with the Merger.

    For further information with respect to the Merger, reference is made to the proxy statement dated April 28, 1995.

    Earnings
    --------
    CRIIMI MAE earned approximately $5.8 million in tax basis income for the three months ended September 30, 1995 as compared to approximately $5.8 million for the corresponding period in 1994. Although these tax basis income amounts were substantially unchanged during this period, certain items had increased or decreased, as follows: CRI Liquidating's contribution to tax basis income decreased as a result of CRI Liquidating mortgage dispositions which occurred during 1994 and 1995. Additionally, capital gains decreased during this period primarily as a result of a prepayment in 1994 of a CRIIMI MAE directly-held mortgage investment. Partially offsetting these decreases was an increase in income, net of related interest expense, from subordinated securities, as a result of investments made in 1994 and 1995 and an increase in revenue streams and the elimination of fees from the termination of the advisory agreement, resulting from the Merger, partially offset by increased general and administrative expenses incurred in connection with the growth of CRIIMI MAE. On a per share basis, tax basis income decreased from $0.23 to $0.19 per weighted average share during the three months ended September 30, 1994 and 1995, respectively, primarily due to approximately 21% more shares outstanding during the period.

    CRIIMI MAE earned approximately $19.1 million in tax basis income for the nine months ended September 30, 1995, a 20.5% decrease from approximately $24.1 million for the corresponding period in 1994. On a per share basis, tax basis income decreased to $0.69 per weighted average share for the nine months ended September 30, 1995 from $0.96 for the nine months ended September 30, 1994.
This decrease was primarily due to a reduction in CRI Liquidating's contribution to tax basis income, including both capital gains and ordinary income. Additionally, the revenue and expense factors described in the preceding paragraph, along with an 11% increase in weighted average shares outstanding, contributed to the decrease in tax basis income and tax basis income per share during the period.

    Net income for financial statement purposes was approximately $3.2 million for the three months ended September 30, 1995, a 40.6% decrease from approximately $5.4 million for the three months ended September 30, 1994. Net income for financial statement purposes was approximately $12.8 million for the nine months ended September 30, 1995, a 40.7% decrease from approximately $21.5 million for the nine months ended September 30, 1994. On a per share basis, financial statement net income for the three months ended September 30, 1995 decreased to $0.11 per weighted average share from $0.22 per weighted average share for the three months ended September 30, 1994. On a per share basis, financial statement net income for the nine months ended September 30, 1995 decreased to $0.46 per weighted average share from $0.90 per weighted average share for the nine months ended September 30, 1994.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

    Total income increased approximately $1.3 million or 6.6% to approximately $20.4 million for the three months ended September 30, 1995 from approximately $19.2 million for the three months ended September 30, 1994. Total income increased approximately $7.0 million or 13.5% to approximately $59.3 million for the nine months ended September 30, 1995 from approximately $52.3 million for the nine months ended September 30, 1994. These increases were primarily due to growth in income from subordinated securities and mortgage investment income (net of decreases as a result of CRI Liquidating mortgage dispositions) which CRIIMI MAE experienced during 1995 and 1994, as described below. Also contributing to the increase in total income were increases in income from the Services Corporation and equity in income of the Services Partnership as a result of the Merger and an increase in other investment income, as discussed below.

    Total expenses increased approximately $3.3 million or 25.5% to approximately $16.2 million for the three months ended September 30, 1995 from approximately $12.9 million for the three months ended September 30, 1994.
Total expenses increased approximately $10.9 million or 32.5% to approximately $44.3 million for the nine months ended September 30, 1995 from approximately $33.4 million for the nine months ended September 30, 1994. These increases are primarily due to an increase in interest expense, as discussed below, the adjustment to hedges for valuation and sales (see discussion below), an increase in general and administrative expenses, as discussed below, and a non-recurring adjustment to the provision for settlement of litigation of $557,340 in 1994. Partially offsetting these increases were decreases in incentive fees and annual fees to related party, as described below.

Mortgage Investment Income
--------------------------
    Mortgage investment income decreased approximately $1.7 million or 9.2% to approximately $16.5 million for the three months ended September 30, 1995 from approximately $18.1 million for the three months ended September 30, 1994. This decrease was primarily due to the dispositions of CRI Liquidating's mortgage investments during the fourth quarter of 1994 and the first quarter of 1995, the return of capital proceeds of which were reinvested in subordinated securities or used to pay down floating-rate debt. Mortgage investment income increased approximately $463,000 or 0.9% to approximately $49.8 million for the nine months ended September 30, 1995 from approximately $49.3 million for the nine months ended September 30, 1994. This increase was principally due to an increase in mortgage investments, resulting from acquisitions of Government Insured Multifamily Mortgages held directly by CRIIMI MAE and advances on Government Insured Construction Mortgages during the first and second quarters of 1994, partially offset by a decrease in mortgage investment income as a result of the dispositions of CRI Liquidating's mortgage investments during the fourth quarter of 1994 and the first quarter of 1995.

    During September 1995, CRIIMI MAE transferred 59 Government Insured Multifamily Mortgages to the Federal Home Loan Mortgage Corporation (Freddie
Mac) in exchange for Freddie Mac participation certificates evidencing 100% beneficial interests in Government Insured Multifamily Mortgages (Freddie Mac Giant Participation Certificates). CRIIMI MAE immediately transferred the Freddie Mac Giant Participation Certificates to its wholly owned, financing subsidiary, CRIIMI MAE Financial Corporation II. As a result of these transactions, as of September 30, 1995, CRIIMI MAE Financial Corporation II

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

owned Freddie Mac Giant Participation Certificates evidencing 100% beneficial interests in 59 Government Insured Multifamily Mortgages, with a weighted average net effective interest rate of approximately 7.19%, a weighted average remaining term of approximately 31 years and an aggregate fair value of approximately $250 million.

    During the nine months ended September 30, 1995, CRIIMI MAE, through its subsidiary, CRI Liquidating, disposed of 22 mortgage investments which constituted approximately 33% of CRI Liquidating's December 31, 1994 portfolio balance. The 22 dispositions resulted in net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million.
In addition, during the nine months ended September 30, 1995, there were four prepayments of Government Insured Multifamily Mortgages held directly by CRIIMI MAE. The prepayment of one of the above-mentioned mortgages resulted in a loss of approximately $12,000 which is included in losses on mortgage dispositions on the accompanying consolidated statement of income for the nine months ended September 30, 1995. The other mortgage prepayments resulted in financial statement gains of approximately $67,000, which are included in gains on mortgage dispositions on the accompanying consolidated statement of income for the nine months ended September 30, 1995. Additionally, during September 1995, CRIIMI MAE elected to assign the mortgage on Guinn Nursing Home to HUD. Management does not anticipate that this assignment will have a material adverse impact on the consolidated financial statements.

    On a consolidated basis, as of September 30, 1995 and December 31, 1994, CRIIMI MAE or its subsidiaries owned, directly or indirectly, 192 and 217 Government Insured Multifamily Mortgages and Government Insured Construction Mortgages, respectively. As of September 30, 1995, these investments had a weighted average net effective interest rate of approximately 8.34%, a weighted average remaining term of approximately 32 years and an aggregate fair value of approximately $817 million. These amounts compare to a weighted average net effective interest rate of approximately 8.33%, a weighted average remaining term of approximately 32 years and an aggregate fair value of approximately $807 million, as of December 31, 1994. In addition, as of September 30, 1995, CRIIMI MAE had committed approximately $2.7 million for advances on Government Insured Construction Mortgages.

    As discussed in Note 10, in connection with the issuance of $216 million of fixed rate collateralized mortgage obligations, in October 1995, CRIIMI MAE transferred 57 Government Insured Multifamily Mortgages, with an amortized cost and fair value at September 30, 1995 of $223 million and $227 million, respectively, to its wholly owned financing subsidiary, CRIIMI MAE Financial Corporation. Additionally, management is negotiating the issuance of additional collateralized mortgage obligations of approximately $200 million in December 1995, the proceeds of which would primarily be applied to the refinancing of floating-rate debt. This transaction, as currently structured, contemplates the transfer of the remaining GNMA Mortgage-Backed Securities to a wholly owned financing subsidiary.

    Income from Investments in Subordinated Securities
    --------------------------------------------------
    Income from investment in subordinated securities increased approximately $2.5 million or 738.6% to $2.8 million for the three months ended September 30, 1995 from approximately $335,000 for the three months ended September 30,

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

1994. Income from investment in subordinated securities increased approximately $5.9 million or 1,763.5% to $6.2 million for the nine months ended September 30, 1995 from approximately $335,000 for the nine months ended September 30, 1994. These increases were a result of the acquisition of subordinated securities at purchase prices of approximately $38.9 million during the third and fourth quarters of 1994, approximately $28.2 million during the second quarter of 1995 and approximately $49.7 million during the third quarter of 1995, as discussed in Note 6 to the financial statements.

    In addition to investing in Government Insured Multifamily Mortgages,
CRIIMI MAE's Board of Directors has authorized CRIIMI MAE to invest in other mortgage investments which are not federally insured or guaranteed. Since adoption of this policy, CRIIMI MAE has been reviewing opportunities for investment in other real estate securities which complement CRIIMI MAE's existing holdings. In the current investment climate, CRIIMI MAE's management believes that investments in uninsured mortgages and mortgage-related investments, such as higher yielding subordinated securities, represent attractive investment opportunities and, as such, are expected to represent a major component of CRIIMI MAE's new business activity during 1995 and for the foreseeable future. As of September 30, 1995 and December 31, 1994, these investments represent approximately 11% and 4%, respectively, of CRIIMI MAE's total consolidated assets. CRIIMI MAE's business plan anticipates additional investments in subordinated securities of approximately $156 million during the fourth quarter of 1995 (of which $6.1 million was invested in October 1995), bringing the anticipated total investments in subordinated securities to approximately 23% of total consolidated assets and the total investments in uninsured mortgage and mortgage-related investments to approximately 29% of total consolidated assets by December 31, 1995. In August 1995, CRIIMI MAE's Board of Directors modified CRIIMI MAE's investment policy and authorized CRIIMI MAE to invest up to 30% of total consolidated assets in uninsured mortgage and mortgage-related investments, of which a maximum of 25% of total consolidated assets may be invested in subordinated securities. Management is evaluating CRIIMI MAE's business plan, and the resulting impact on this policy, in order to make appropriate recommendations for changes in the policy.

    Based on the timing and amount of future credit losses estimated by management, the weighted average anticipated yield to maturity for the investments in subordinated securities made to date is approximately 13%. The accounting treatment required under generally accepted accounting principles requires that the income on these investments be recorded on a level yield basis given the anticipated yield to maturity on these investments. This currently results in income which is lower for financial statement purposes than for tax purposes. CRIIMI MAE anticipates the leveraged tax basis return on these investments will approximate 26% during 1995. This return was determined based on projected cash basis interest income, assuming no defaults or unrecoverable losses, net of interest expense attributable to the financing of the rated tranches at current interest rates and adjusted for amortization of original issue discount related to these securities. CRIIMI MAE anticipates the leveraged return on these investments for financial statement purposes will approximate 24%. This return was determined based on the anticipated yield to maturity, which factors in anticipated losses, net of interest expense attributable to the financing of the rated tranches at current interest rates.

    The anticipated returns on these investments are based upon a number of

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

assumptions that are currently subject to several business and economic uncertainties and contingencies, including, without limitation, the potential lack of a liquid secondary market for these securities, prevailing interest rates on the current floating-rate debt financings, renewal of the repurchase agreements (which provided financing toward the purchase of the rated tranches of the subordinated securities) at similar terms or the availability of alternative financing, the general condition of the real estate market, competition for tenants and changes in market rental rates. As these uncertainties and contingencies are generally beyond CRIIMI MAE's control, no assurance can be given that the anticipated yields to maturity will be achieved.

    In making these investments, CRIIMI MAE and its affiliates applied their knowledge of multifamily and other commercial mortgages to perform due diligence on the mortgage investments collateralizing the securities. This analysis may include reviewing the operating records of the underlying real estate assets, appraisals, environmental studies, market studies and architectural and engineering studies, and where deemed necessary, independently developing projected operating budgets. In addition, site visits are conducted at a majority of the properties. In addition to performing these steps in connection with the due diligence, CRIIMI MAE also reviews the servicing terms of the transactions. CRIIMI MAE will generally make investments of this type when satisfactory arrangements exist whereby CRIIMI MAE can closely monitor the collateral of the pool. CRIIMI MAE believes that all transactions entered into to date have had such satisfactory arrangements.

    Other Investment Income
    -----------------------
    Other investment income increased approximately $187,000 or 144.7% to approximately $316,000 for the three months ended September 30, 1995 from approximately $129,000 for the three months ended September 30, 1994. Other investment income increased approximately $419,000 or 46.9% to approximately $1.3 million for the nine months ended September 30, 1995 from approximately $894,000 for the nine months ended September 30, 1994. These increases were primarily attributable to income earned from the short term investment of CRI Liquidating's mortgage disposition proceeds received in January 1995 pending the distribution to shareholders on March 31, 1995. Also contributing to these increases was the recognition of interest income on the note receivable from CRI (the Note Receivable) of approximately $135,000 during the third quarter of 1995.

    Income from Services Corporation
    --------------------------------
    Income from Services Corporation increased to approximately $227,000 for the three and nine months ended September 30, 1995. This income is primarily comprised of interest income on the installment notes receivable from the Services Corporation as a result of the sale of certain assets acquired by CRIIMI MAE in the Merger, as discussed above.

    Equity in income of Services Partnership
    ------------------------------------------
    CRIIMI MAE's equity in the income of the Services Partnership increased to approximately $20,000 for the three and nine months ended September 30, 1995. This income is comprised of revenues earned on assets acquired by CRIIMI MAE in the Merger, and contributed to the Services Partnership in exchange for an 8%

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

general partner interest, net of general and administrative expenses and amortization expense.

    Interest Expense
    ----------------
    Interest expense increased approximately $1.2 million or 11.1% to approximately $12.0 million for the three months ended September 30, 1995 from approximately $10.8 million for the three months ended September 30, 1994. Interest expense increased approximately $8.2 million or 29.5% to approximately $36.1 million for the nine months ended September 30, 1995 from approximately $27.9 million for the nine months ended September 30, 1994. These increases were principally a result of additional amounts borrowed in connection with the financing of subordinated securities and acquisition of mortgage investments during 1995 and 1994 under CRIIMI MAE's financing facilities and an increase in short term interest rates. Partially offsetting these increases was a decrease in interest expense as a result of the expiration of CRIIMI MAE's interest rate collars during the first and third quarters of 1995.

    Adjustment to Hedges for Valuation and Sales
    -------------------------------------------
    During the third quarter of 1995, CRIIMI MAE sold two interest rate cap agreements with an unamortized cost of approximately $1.1 million for approximately $308,000, resulting in the recognition of a loss of approximately $833,000. As a result of the refinancing of a portion of CRIIMI MAE's floating-rate debt during September 1995, certain interest rate hedge agreements no longer qualify for hedge accounting, and are now accounted for at fair value, which resulted in a charge to income of approximately $787,000. Additionally, during the third quarter of 1995, CRIIMI MAE terminated the Revolving Credit Facility and recognized a charge to income of approximately $325,000, representing the unamortized costs incurred in connection with the establishment of this facility. Thus, a total adjustment to hedges for valuation and sales of approximately $1.9 million was recognized for the three and nine months ended September 30, 1995.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

    Fees to Related Party
    ---------------------
    Total fees to related party, are comprised of annual fees and incentive fees paid to the Adviser. From inception through June 30, 1995, the Adviser received annual fees for managing CRIIMI MAE's portfolio. In connection with the Merger, effective June 30, 1995, CRIIMI MAE is no longer required to pay such fees. The Adviser continues to receive annual fees for managing CRI Liquidating's portfolio.

    Total fees to related party decreased approximately $1.0 million or 91.5% to approximately $96,000 for the three months ended September 30, 1995 from approximately $1.1 million for the three months ended September 30, 1994. Total fees to related party decreased approximately $1.1 million or 36.7% to approximately $1.8 million for the nine months ended September 30, 1995 from approximately $2.9 million for the nine months ended September 30, 1994. Annual fees decreased approximately $791,000 or 89.2% to approximately $96,000 for the three months ended September 30, 1995 from approximately $887,000 for the three months ended September 30, 1994. Annual fees decreased approximately $556,000 or 23.5% to approximately $1.8 million for the nine months ended September 30, 1995 from approximately $2.4 million for the nine months ended September 30, 1994. These decreases were primarily the result of the Merger, subsequent to which CRIIMI MAE is no longer required to pay annual fees to the Adviser (effective June 30, 1995). Also contributing to these decreases in annual fees were reductions in the annual fees payable by CRI Liquidating resulting from mortgage dispositions during 1994 and 1995.

    The CRIIMI MAE incentive fee was equal to 25% of the amount by which net income from additional mortgage investments exceeded the annual target return on equity and was payable quarterly, subject to year-end adjustment. The incentive fee decreased approximately $234,000 or 100% for the three months ended September 30, 1995 from approximately $234,000 for the three months ended September 30, 1994. The incentive fee decreased approximately $498,000 or 100% for the nine months ended September 30, 1995 from approximately $498,000 for the nine months ended September 30, 1994. These decreases were primarily the result of the Merger, subsequent to which, CRIIMI MAE is no longer required to pay incentive fees to the Adviser, effective June 30, 1995. Also contributing to these decreases was an increase in interest rates during the first and second quarters of 1995 which resulted in a failure to achieve the performance goals specified in the advisory agreement.

    Other Operating Expenses
    ------------------------
    Other operating expenses increased approximately $1.2 million or 118.8% to approximately $2.2 million for the three months ended September 30, 1995 from approximately $1.0 million for the three months ended September 30, 1994. Other operating expenses increased approximately $1.8 million or 64.7% to approximately $4.5 million for the nine months ended September 30, 1995 from approximately $2.7 million for the nine months ended September 30, 1994. These increases were primarily due to amortization expense of approximately $716,000 related to assets acquired in the Merger in which CRIIMI MAE became self-administered and self-managed. In connection with the Merger, CRIIMI MAE acquired assets of approximately $28.8 million, which are being amortized using the straight-line method over 10 years. Also contributing to the increase in other expenses was an increase in general and administrative expenses, such as

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

rent expense as a result of the execution of the CRI Sublease, effective June 30, 1995, increases in payroll and payroll-related expenses as a result of the Merger, and increases in legal and professional fees as a result of the increasing size and complexity of CRIIMI MAE's operations. These increases were partially offset by a reduction in fees to related party, as discussed above. Also contributing to this increase was a non-recurring adjustment to the provision for settlement of litigation in the second quarter of 1994 in the amount of $557,340.

    Gains/Losses on Mortgage Dispositions
    -------------------------------------
    Net gains (losses) on mortgage dispositions decreased approximately
$734,000 or 101.3% to approximately ($9,400) for the three months ended September 30, 1995 from approximately $724,000 for the three months ended September 30, 1994. Net gains on mortgage dispositions decreased approximately $11.2 million or 87.3% to approximately $1.6 million for the nine months ended September 30, 1995 from approximately $12.8 million for the nine months ended September 30, 1994. Gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage investments disposed of during the period. During the three months ended September 30, 1994, one CRIIMI MAE directly-held mortgage was prepaid, resulting in the recognition of a gain approximately $870,000. Additionally, during the third quarter of 1994, a loss of approximately $3,700 was recognized as a result of a prepayment of a CRIIMI MAE directly-held mortgage and a provision for loan losses of approximately $142,000 was recognized on two defaulted mortgage investments. This compares to a loss of approximately $9,400 recognized in connection with a prepayment of a CRI Liquidating mortgage during the three months ended September 30, 1995. The net gains recognized during the nine months ended September 30, 1995 resulted from the disposition of 22 CRI Liquidating and four CRIIMI MAE Government Insured Multifamily Mortgages which resulted in net financial statement gains of approximately $1.6 million. This compares to the disposition of 14 CRI Liquidating and 5 CRIIMI MAE Government Insured Multifamily Mortgages during the nine months ended September 30, 1994 that generated net financial statement gains of approximately $12.8 million.

    CASH FLOW
    ---------
    Net cash provided by operating activities decreased for the nine months ended September 30, 1995, as compared to the corresponding period in 1994 primarily due to the decrease in net income, as previously discussed, and to the timing and amount of interest payments made during the nine months ended September 30, 1995, as compared to the corresponding period in 1994.

    Net cash used in investing activities decreased for the nine months ended September 30, 1995, as compared to the corresponding period in 1994 primarily as a result of a decrease in mortgage acquisitions and advances on construction loans. Partially offsetting these decreases was an increase in subordinated securities acquisitions during 1995 and a decrease in proceeds from the disposition of CRI Liquidating Government Insured Multifamily Mortgages.

    Net cash provided by financing activities decreased for the nine months ended September 30, 1995, as compared to the corresponding period in 1994. This decrease was primarily due to an increase in principal payments on obligations

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

incurred under financing facilities to approximately $510.3 million for the nine months ended September 30, 1995 from approximately $160.0 million for the corresponding period in 1994, partially offset by an increase in proceeds from obligations incurred under financing facilities to approximately $560.4 million in 1995 from approximately $291.4 million in 1994. Also contributing to the decrease in net cash provided by financing activities was a decrease in net proceeds from the issuance of common stock to approximately $14.0 million for the nine months ended September 30, 1995 from approximately $52.2 million for the corresponding period in 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
    CRIIMI MAE and CRI Liquidating closely monitor their cash flow and liquidity positions, including compliance with debt covenants, in an effort to ensure that sufficient cash is available for operations and debt service requirements and to continue to qualify as REITs. CRIIMI MAE's cash receipts were sufficient for the nine months ended September 30, 1995 and 1994 to meet operating, investing and financing cash requirements. It is anticipated that cash receipts will be sufficient to meet operating, investing and financing cash requirements in future periods. Cash flows from CRIIMI MAE's operating activities have increased over what they would have been without the Merger as a result of the revenue streams acquired from the CRI Mortgage Businesses. Cash flow was also sufficient to provide for the payment of dividends to shareholders and to meet the IRS requirements to continue to qualify as REITs. As of September 30, 1995, there were no significant commitments for capital expenditures. CRIIMI MAE has historically used proceeds from repurchase agreements, a revolving credit facility, bank term loans, a working capital line of credit and issuances of common stock under its shelf registration statement filed with the SEC during June 1994 to meet its capital requirements.

    As of September 30, 1995, CRIIMI MAE had pledged mortgage investments with an aggregate fair value of approximately $401.5 million as collateral for aggregate borrowings of approximately $347 million under Master Repurchase Agreement I and II. CRIIMI MAE also had pledged 6,950,000 shares of CRI Liquidating stock with a fair value of approximately $25 million as collateral for borrowings of approximately $12.9 million under Bank Term Loan I and subordinated securities with an aggregate fair value of approximately $110.7 million as collateral for $77.5 million in borrowings under other repurchase agreements.

    CRIIMI MAE reduced its exposure to changes in interest rates through the refinancing of a substantial portion of its short-term, floating-rate debt with long-term, fixed-rate debt. The proceeds from the new debt issuances were used to refinance approximately $382 million in short-term, floating-rate debt and to pay down an additional amount of approximately $58 million in short-term, floating-rate debt on an interim basis until the proceeds are used for other corporate purposes, which will likely include acquiring subordinated securities backed by multifamily and other uninsured commercial mortgages, as well as acquiring mortgage servicing rights and mortgage companies in related businesses. Subsequent to the closing of these transactions, $477 million in FHA-Insured Loans and GNMA Mortgage-Backed Securities, at fair value as of September 30, 1995, are pledged as collateral for the fixed-rate debt issuances. Changes in interest rates will have no impact on the cost of funds or the collateral requirements on $451 million (net of unamortized discount) of CRIIMI

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

MAE's consolidated debt. Fluctuations in interest rates will continue to impact the value on that portion of CRIIMI MAE's investments which are not match funded and could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place. In certain circumstances, CRIIMI MAE would be required to pledge additional collateral in connection with its short-term, floating-rate borrowing facilities.

    Management is continually monitoring the levels of unencumbered collateral and has reduced the risk of collateral calls through the two long-term, fixed-rate refinancings discussed above. Additionally, management is in the process of negotiating a third refinancing of the remaining short-term, floating-rate debt which is collateralized by the remaining GNMA Mortgage-Backed Securities. This refinancing is expected to close during December 1995. Management is also exploring options to refinance the existing repurchase agreements which are secured, generally, by holdings of rated subordinated securities.

    CRIIMI MAE has a series of interest rate hedging agreements in place in order to partially limit the adverse effects of rising interest rates on the floating-rate debt. As discussed in Note 11 to the financial statements, as of September 30, 1995, CRIIMI MAE holds approximately $488 million in interest rate cap agreements. Of the notional amount of the interest rate caps in place, $335 million are treated as hedges. The $153 million in caps that are not being treated as hedges are being kept in place due to the limited time until the agreements expire in 1996.

    The interest rate caps which are hedging the exposure on CRIIMI MAE's short-term, floating-rate debt have a weighted average cap rate of approximately 6.2% and an average remaining term of approximately two years. As discussed in
Note 11, during the third quarter of 1995, two hedging agreements with an aggregate notional principal amount of $100 million were sold to a third party. Upon expiration of CRIIMI MAE's cap agreements, CRIIMI MAE will have interest rate risk to the extent interest rates increase on its remaining floating-rate borrowings unless the hedges are replaced or other steps are taken to mitigate this risk.

    As previously discussed, management is actively pursuing investments in uninsured mortgages and mortgage-related investments, such as subordinated securities. While management believes the investments in subordinated securities are attractive investment opportunities on a risk-adjusted basis, changes in interest rates have an impact on the value of the subordinated securities and the cost to finance these transactions. Given that CRIIMI MAE intends to hold these investments to maturity, a significant impact of this potential change in value is on the collateral requirements under the debt facilities. Management continually monitors the collateral requirements under the repurchase agreements which were used to finance the purchases of the rated tranches to ensure that adequate collateral exists to meet these requirements. Management also monitors the overall level of interest rate hedge agreements in place to ensure that all debt, including that entered into in connection with the subordinated securities, is adequately hedged against substantial increases in interest rates.

     CRIIMI MAE has sought to enhance the return to its shareholders through the use of leverage. Nevertheless, CRIIMI MAE's use of leverage carries with it the risk that the cost of floating-rate borrowings could increase without a

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

corresponding increase in the return on its mortgage investments, which could result in reduced net income and thereby reduce the return to shareholders.
This risk has been substantially reduced with the refinancings discussed above. The flexibility in CRIIMI MAE's leverage is dependent upon the levels of unencumbered assets, which, as discussed above, are inherently linked to prevailing interest rates. CRIIMI MAE's ability to extend or refinance debt facilities upon maturity will depend on a number of variables including, among other things, CRIIMI MAE's financial condition and its current and projected results from operations which are impacted by changes in interest rates. Management continuously monitors CRIIMI MAE's outstanding borrowings and hedging techniques in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities. Management also continues to explore additional financing alternatives to the short-term, secured, floating-rate lending which remains in place.

    Management believes that the Merger has created the basis for an overall return to CRIIMI MAE's shareholders that is less interest rate sensitive. The income which has been derived from the Merger is primarily fee-based, in the form of servicing fees, origination fees and advisory fees. While origination fees may decline in a rising interest rate environment, servicing fees are expected to become more stable in a rising interest rate environment as the likelihood of prepayments or refinancings decreases with higher rates. The potential loss of servicing fees as loans prepay or refinance in a period of declining interest rates is expected to be partly offset by the savings CRIIMI MAE would have on its cost of borrowing on floating-rate debt.

    CRIIMI MAE's objective is to pay a stable quarterly dividend and to increase the tax basis income over time, and thereby increase the quarterly dividend. However, the rise in short-term interest rates during 1994 significantly increased CRIIMI MAE's interest expense which resulted in reduced net income and, ultimately, lower dividend distributions. During the first six months of 1995, CRIIMI MAE decreased its quarterly dividend to $0.225 per share, but increased its quarterly dividend to $0.235 per share for the three months ended September 30, 1995. During each of the four consecutive quarters of 1994, CRIIMI MAE paid dividends of $0.29 per share. The anticipated annual dividend level for 1995 of $0.92 per share includes assumptions regarding interest rates, the amount and timing of investments in subordinated securities, and other factors. The assumption regarding interest rates is that short-term interest rates would, on average, remain at the levels of early September 1995. While a sustained period of higher short-term interest rates could reduce the dividend, the adverse effects of such an increase in interest rates have been limited by the refinancing of $381.6 million of floating-rate debt during September and October 1995 and by CRIIMI MAE's interest rate caps. The estimated dividend level also assumes that, during the fourth quarter of 1995, CRIIMI MAE will invest approximately $156 million in subordinated securities ($6.1 million of which was invested during October 1995) with terms that are similar to the $117 million of subordinated securities that CRIIMI MAE purchased through September 30, 1995.

    Although the mortgage investments held by CRIIMI MAE and CRI Liquidating yield a fixed monthly mortgage payment once purchased, the cash dividends paid by CRIIMI MAE and by CRI Liquidating may vary during each period due to several factors. The factors which impact CRIIMI MAE's dividend include (i) the distributions which CRIIMI MAE receives on its CRI Liquidating shares, (ii)

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

level of income earned on CRIIMI MAE's or its subsidiaries' mortgage investments depending on prepayments, defaults, etc., (iii) the level of income earned on investments in subordinated securities which vary depending on prepayments, defaults, etc. (iv) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, (v) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends, (vi) the yield at which principal from scheduled monthly mortgage payments, mortgage dispositions and distributions from the AIM Funds and from CRI Liquidating can be reinvested, (vii) variations in the cash flow received from the AIM Funds, and (viii) changes in operating expenses. CRIIMI MAE's dividends will also be impacted by the timing and amounts of cash flows attributable to its new lines of business - mortgage servicing, advisory and origination services.

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

PART II.  OTHER INFORMATION
ITEM 2.   LEGAL PROCEEDINGS

     On June 20, 1995, Edge Partners, L.P. filed a complaint in the United States District Court for the District of Maryland against CRIIMI MAE's directors. The complaint purports to be a derivative action on behalf of CRIIMI MAE and alleges breach of fiduciary duty by the directors and a misleading proxy statement in connection with the Merger. The plaintiff seeks unspecified damages, a determination that the shareholder vote in favor of the Merger should be set aside and other relief. Management of CRIIMI MAE and the defendants believe that the suit is without merit. Defendant's Motion to Dismiss is currently pending.

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A report on Form 8-K (Item 2) was filed with the Securities and Exchange Commission on July 14, 1995, with respect to the acquisition of the CRI Mortgage Businesses in the Merger effective June 30, 1995, as described in Notes 1 and 4 of the notes to the financial statements of CRIIMI MAE Inc. for the quarter ended September 30, 1995.

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

November 13, 1995                            /s/ Cynthia O. Azzara
-------------------------                    -----------------------------
DATE                                         Cynthia O. Azzara
                                             Senior Vice President,
                                             Principal Accounting Officer
                                             and Chief Financial Officer