Form 10-K
period 1995-12-31
CRIIMI MAE INC
filed 1996-02-22
CIK 847322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995
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

                                 (301) 816-2300
-----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange on
      Title of each class               which registered
--------------------------------   ---------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 21, 1996, 30,407,024 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------------------------------------

     Form 10-K Parts                     Document
     ----------------                    ---------

     I, II, III and IV         1995 Annual Report to Shareholders
     III                       1996 Notice of Annual Meeting of
                               Shareholders and Proxy Statement

                                 CRIIMI MAE INC.

                         1995 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                         Page
                                                         ----

Item 1.   Business    . . . . . . . . . . . . . . . . .     5
Item 2.   Properties  . . . . . . . . . . . . . . . . .     5
Item 3.   Legal Proceedings . . . . . . . . . . . . . .     5
Item 4.   Submission of Matters to a Vote
            of Security Holders . . . . . . . . . . . .     6

                                     PART II
                                     -------
Item 5.   Market for the Registrant's Common Stock
            and Related Stockholder Matters . . . . . .     6
Item 6.   Selected Financial Data . . . . . . . . . . .     6
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .     6
Item 8.   Financial Statements and Supplementary Data .     6
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . .     6

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers
            of the Registrant . . . . . . . . . . . . .     7
Item 11.  Executive Compensation  . . . . . . . . . . .     7
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .     7
Item 13.  Certain Relationships and Related
            Transactions  . . . . . . . . . . . . . . .     7

                                     PART IV
                                     -------
                                                         Page
                                                         ----

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K . . . . . . . . . . . .     8

Signatures  . . . . . . . . . . . . . . . . . . . . . .    19

Cross Reference Sheet . . . . . . . . . . . . . . . . .    21

Exhibit Index . . . . . . . . . . . . . . . . . . . . .    22

                                     PART I

ITEM 1.   BUSINESS

Development and Description of Business
---------------------------------------
          Information concerning the business of CRIIMI MAE Inc. (CRIIMI MAE) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 1, 3, 6, 7, and 9 of the notes to the consolidated financial statements of CRIIMI MAE contained in Part IV (filed in response to Item 8 hereof), which is incorporated herein by reference.

Employees
---------
          CRIIMI MAE has 50 employees.

ITEM 2.   PROPERTIES

          CRIIMI MAE maintains its corporate offices at 11200 Rockville Pike, Rockville, Maryland. These offices occupy approximately 22,400 square feet. The space is subleased from C.R.I., Inc. (CRI) (see Note 4 in the notes to the consolidated financial statements for further discussion) for a term running concurrently with CRI's lease and expires on October 31, 1997.

ITEM 3.   LEGAL PROCEEDINGS

          Reference is made to Note 14 of the notes to the consolidated financial statements on pages 92 through 93 of the 1995 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to the security holders to be voted on during the fourth quarter of 1995.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS

          (a), (b) and (c) Reference is made to the Selected Consolidated Financial Data on pages 30 through 31 of the 1995 Annual Report to Shareholders, which section is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

          Reference is made to Selected Consolidated Financial Data on pages 27 through 30 of the 1995 Annual Report to Shareholders, which section is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

          Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 32 through 46 of the 1995 Annual Report to Shareholders, which section is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to pages 48 through 51 of the 1995 Annual Report to Shareholders for the consolidated financial statements of CRIIMI MAE, which are incorporated herein by reference. See also Item 14 of this report for information concerning financial statements and financial statement schedules.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a), (b), (c) and (e)

          The information required by Item 10 (a), (b), (c) and (e) with regard to directors and executive officers of the registrant is incorporated herein by reference to CRIIMI MAE's 1996 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Securities and Exchange Commission no later than April 29, 1996.

     (d) There is no family relationship between any of the directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          The information required by Item 10(f) is incorporated herein by reference to Note 14 of the notes to the consolidated financial statements included in the 1995 Annual Report to Shareholders.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION

          The information required by Item 11 is incorporated herein by reference to CRIIMI MAE's 1996 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 29, 1996, and Note 4 of the notes to the consolidated financial statements included in the 1995 Annual Report to Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

          The information required by Item 12 is incorporated herein by reference to CRIIMI MAE's 1996 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 29, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others.

          The information required by Item 13 is incorporated herein by reference to CRIIMI MAE's 1996 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 29, 1996, and Note 4 of the notes to the consolidated financial statements, included in the 1995 Annual Report to Shareholders, which contain a discussion of the amounts, fees and other compensation paid or accrued by CRIIMI MAE to the directors and executive officers and their affiliates.

     (b)  Certain business relationships.

          CRIIMI MAE has no business relationship with entities of which the directors or officers of CRIIMI MAE are officers, directors or equity owners other than as set forth in CRIIMI MAE's 1996 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 29, 1996, which is incorporated herein by reference.

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

     (a)  List of documents filed as part of this report:

          1 and 2.  Financial Statements and Financial Statement Schedules

          The following financial statements are incorporated herein by reference in Item 8 from the indicated pages of the 1995 Annual Report to Shareholders:

                                                                       Page
Description                                                          Number(s)
-----------                                                       --------------
Consolidated Balance Sheets as of December 31,
  1995 and 1994                                                         48

Consolidated Statements of Income for the
  years ended December 31, 1995, 1994 and 1993                          49

Consolidated Statements of Changes in
  Shareholders' Equity for the years ended
  December 31, 1995, 1994 and 1993                                      50

Consolidated Statements of Cash Flows for the
  years ended December 31, 1995, 1994 and 1993                          51

Notes to Consolidated Financial Statements                       52 through 94

The report of CRIIMI MAE's independent accountants with respect to the above listed consolidated financial statements appears on page 47 of the 1995 Annual Report to Shareholders.

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

               e. Bylaws of CRIIMI MAE Inc. (Incorporated by reference from Exhibit 3(e) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

               f. Agreement and Articles of Merger between CRIIMI MAE Inc. and CRI Insured Mortgage Association, Inc. as filed with the Office of the Secretary of the State of Delaware (Incorporated by reference from Exhibit 3(f) to the Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1993).

               g. Agreement and Articles of Merger between CRIIMI MAE Inc. and CRI Insured Mortgage Association, Inc. as filed with the State Department of Assessment and Taxation for the State of Maryland (Incorporated by reference from Exhibit 3(g) to the Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1993).

               h. Articles of Incorporation of CRIIMI MAE Management, Inc. (filed herewith).

               i.   Bylaws of CRIIMI MAE Management, Inc. (filed herewith).

               j. Articles of Incorporation of CRIIMI MAE Services, Inc. as a Maryland Close Corporation (filed herewith).

               k.   Bylaws of CRIIMI MAE Services, Inc. (filed herewith).

               l. Third Amendment to Agreement of Limited Partnership of CRI/AIM Investment Limited Partnership dated as of June 30, 1995 between CRIIMI MAE Inc. and CRIIMI MAE Management, Inc. (filed herewith).

               m. Fourth Amendment to Agreement of Limited Partnership of CRI/AIM Investment Limited Partnership as of June 30, 1995 between CRIIMI MAE Inc. and CRIIMI MAE Management, Inc. (filed herewith).

               n. Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of June 1, 1995 between CRIIMI MAE Management, Inc. and CRIIMI MAE Services, Inc. (filed herewith).

               o. Articles of Incorporation of CRIIMI MAE Financial Corporation (Incorporated by reference from Exhibit 3.1 to the Form S-3 Registration Statement filed with the Securities and Exchange Commission on September 12, 1995).

               p. By-laws of CRIIMI MAE Financial Corporation (Incorporated by reference from Exhibit 3.2 to the Form S-3 Registration Statement Filed with the Securities and Exchange Commission on September 12, 1995).

               q. Articles of Incorporation of CRIIMI MAE Financial Corporation II (filed herewith).

               r. Bylaws of CRIIMI MAE Financial Corporation II (filed herewith).

               s. Articles of Incorporation of CRIIMI MAE Financial Corporation III (filed herewith).

               t. Bylaws of CRIIMI MAE Financial Corporation III (filed herewith).

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

               p. Dividend Reinvestment and Stock Purchase Plan between CRIIMI MAE Inc. and shareholders (incorporated by reference from the registration statement on Form S-3 filed September 22,
                    1994).

               q. Revolving Credit Facility between CRIIMI MAE Inc. and CIBC, Inc. dated February 28, 1994 (Incorporated by reference from
                    Exhibit 4(q) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               r. Amendment Agreement No. 1 to the Revolving Credit Facility among CRIIMI MAE Inc., CIBC, Inc., National Australia Bank Limited, Signet Bank, The Fuji Bank, Bank Hapoalim and Canadian Imperial Bank of Commerce dated June 1, 1994 (Incorporated by reference from Exhibit 4(r) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               s. Amendment Agreement No. 2 to the Revolving Credit Facility among CRIIMI MAE Inc., CIBC, Inc., National Australia Bank Limited, Signet Bank, The Fuji Bank, Bank Hapoalim and Canadian Imperial Bank of Commerce dated December 9, 1994 (Incorporated by reference from Exhibit 4(s) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               t. Amendment Terminating Intercreditor Agreement, dated as of February 28, 1994 among Canadian Imperial Bank of Commerce, National Australia Bank Limited, The Fuji Bank, Limited, CRI Funding Corporation, Nomura Asset Capital Corporation, Nomura Securities International, Signet Bank, Westpac Banking Corporation, ASLK-CGER Bank and CRIIMI MAE Inc. (Incorporated by reference from Exhibit 4(t) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               u. Amendment to the committed Master Repurchase Agreement among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated December 12, 1994 (Incorporated by reference from Exhibit 4(u) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               v. Master Collateral Security and Netting Agreement dated as of December 12, 1994 among Nomura Securities International, Inc., Nomura Asset Capital Corporation, and CRIIMI MAE Inc. (Incorporated by reference from Exhibit 4(v) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               w. Amendment to the committed Master Repurchase Agreement among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated January 19, 1995 (Incorporated by reference from Exhibit 4(x) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               x. Letter Agreement among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated as of December 20, 1994 (Incorporated by reference from Exhibit 4(w) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               y. Side letter to the Master Repurchase Agreement dated as of January 27, 1995 between CRIIMI MAE Inc. and German American Capital Corporation (Incorporated by reference from Exhibit 4(ll) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               z. Amendment 4 to the $100,000,000 Amended and Restated Credit Agreement dated April 28, 1994 among CRIIMI MAE Inc., Signet Bank and ASLK-CGER Bank (Incorporated by reference from Exhibit 4(dd) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               aa. Amendment 5 to the $100,000,000 Amended and Restated Credit Agreement dated December 9, 1994 among CRIIMI MAE Inc., Signet Bank and ASLK-CGER Bank (Incorporated by reference from Exhibit 4(ee) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               bb. Commitment letter between CRIIMI MAE Inc. and German American Capital Corporation dated January 19, 1995 (Incorporated by reference from Exhibit 4(hh) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               cc. Committed Master Repurchase Agreement covering Purchases and Sales of Participation Certificates between German American Capital Corporation and CRIIMI MAE Inc. dated January 23, 1995 (Incorporated by reference from Exhibit 4(ii) to the Annual Report on Form 10-K for the year ending December 31,
                    1994).

               dd. Committed Master Repurchase Agreement between German American Capital Corporation and CRIIMI MAE Inc. dated January 23, 1995 (Incorporated by reference from Exhibit 4(jj) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               ee. Amendment dated January 24, 1995 to the Commitment Letters between CRIIMI MAE Inc., Nomura Securities International, Inc. and Nomura Asset Capital Corporation (Incorporated by reference from Exhibit 4(y) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               ff. Side letter to the Master Repurchase Agreement dated as of January 23, 1995 between CRIIMI MAE Inc. and German American Capital Corporation (Incorporated by reference from Exhibit 4(kk) to the Annual Report on Form 10-K for the year ending

                    December 31, 1994).

               gg. First Amendment to Amended and Restated Credit Agreement dated as of April 29, 1993 among CRIIMI MAE Inc., Signet Bank and WESTPAC Banking Corporation (Incorporated by reference from Exhibit 4(z) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               hh. Second Amendment to Amended and Restated Credit Agreement dated as of June 30, 1993 among CRIIMI MAE Inc., Signet Bank and WESTPAC Banking Corporation (Incorporated by reference from Exhibit 4(aa) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               ii. Third Amendment to Amended and Restated Credit Agreement dated as of September 14, 1993 between CRIIMI MAE Inc., Signet Bank and WESTPAC Banking Corporation (Incorporated by reference from Exhibit 4(bb) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               jj. Credit Agreement dated as of February 24, 1995 between CRIIMI MAE Inc. and The Riggs National Bank of Washington, D.C. (filed herewith).

               kk. Collateral Pledge Agreement dated as of February 24, 1995 between CRIIMI MAE Inc. and The Riggs National Bank of Washington, D.C. (filed herewith).

               ll. Letter of Agreement dated March 30, 1995 concerning the Amended and Restated Credit Agreement among CRIIMI MAE Inc., Signet Bank/Virginia and ASLK-CGER Bank, Grand Cayman Branch (filed herewith).

               mm. Sixth Amendment dated March 31, 1995 to the Amended and Restated Credit Agreement among CRIIMI MAE Inc. and Signet Bank/Virginia and the First Amendment dated March 31, 1995 to the Amended and Restated Collateral Pledge Agreement (filed herewith).

               nn. Amendment Agreement Number Three dated June 5, 1995 among CRIIMI MAE Inc., CIBC, Inc., National Australia Bank Limited, New York Branch, Signet Bank/Virginia, The Fuji Bank, LTD., New York Branch, Bank Hapoalim B.M. and Canadian Imperial Bank of Commerce, New York Agency (filed herewith).

               oo. Installment Note dated June 30, 1995 between CRIIMI MAE Services, Inc. and CRI/AIM Management, Inc. (filed herewith).

               pp. Installment Note dated June 30, 1995 between CRIIMI MAE Services, Inc. and CRICO Mortgage Company, Inc. (filed herewith).

               qq. $9,100,000 Credit Agreement dated as of June 30, 1995 between CRIIMI MAE Management, Inc. and Signet Bank/Virginia (filed herewith).

               rr. Loan Note dated June 30, 1995 between CRIIMI MAE Management, Inc. and Signet Bank/Virginia (filed herewith).

               ss. Modification of Interest Rate dated August 22, 1995 for the Credit Agreement Dated as of June 30, 1995 between CRIIMI MAE Management, Inc. and Signet Bank/Virginia (filed herewith).

               tt. Guaranty dated June 30, 1995 entered into by CRIIMI MAE Inc. in favor of and for the benefit of Signet Bank/Virginia (filed herewith).

               uu. Form of Underwriting Agreement for Bonds (Incorporated by reference from Exhibit 1 to the S-3 Registration Statement filed with the Securities and Exchange Commission on September 12, 1995).

               vv. Form of Indenture between CRIIMI MAE Financial Corporation and the trustee (Incorporated by reference from Exhibit 4.1 to the S-3 Registration Statement filed with the Securities and Exchange Commission on September 12, 1995).

               ww. Form of Bond (Incorporated by reference to Exhibit 4.2 to the S-3 Registration Statement filed with the Securities and Exchange Commission on September 12, 1995).

               xx. Amendment Agreement Number Four dated September 20, 1995 among CRIIMI MAE Inc., CIBC, Inc., National Australia Bank Limited, New York Branch, Signet Bank/Virginia, The Fuji Bank, LTD., New York Branch, Bank Hapoalim B.M. and Canadian Imperial Bank of Commerce, New York Agency (filed herewith).

               yy. First Amendment to Guaranty dated September 21, 1995 entered into by CRIIMI MAE Inc., in favor of and for the benefit of Signet Bank/ Virginia (filed herewith).

               zz. Second Amendment to Guaranty dated September 21, 1995 entered into by CRIIMI MAE Inc., in favor of and for the benefit of Signet Bank/ Virginia (filed herewith).

               aaa. Seventh Amendment to the Amended and Restated Credit
                    Agreement dated September 21, 1995 among CRIIMI MAE Inc. and Signet Bank/Virginia (filed herewith).

               bbb. Seven Percent Funding Note due September 17, 2031 dated
                    September 22, 1995 between CRIIMI MAE Financial Corporation II and the Federal Home Loan Mortgage Corporation (filed herewith).

               ccc. Funding Note Purchase and Security Agreement dated as of
                    September 22, 1995 among the Federal Home Loan Mortgage Corporation, CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation II (filed herewith).

               ddd. Assignment and Agreement dated as of September 22, 1995 between CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation II (filed herewith).

               eee. Second Amendment to Credit Agreement dated as of September
                    22, 1995 between CRIIMI MAE Inc. and The Riggs National Bank of Washington, D.C. (filed herewith).

               fff. Eighth Amendment to the Amended and Restated Credit
                    Agreement dated December 5, 1995 among CRIIMI MAE Inc. and Signet Bank/Virginia (filed herewith).

               ggg. Third Amendment to Credit Agreement dated as of December 7,
                    1995 between CRIIMI MAE Inc. and The Riggs National Bank of Washington, D.C. (filed herewith).
               hhh. Amendment to the Commitment Letter dated as of March 28,
                    1995 by and among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. (filed herewith).

               iii. Amendment to the Commitment Letter dated as of June 14, 1995 by and among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. (filed herewith).

               jjj. Amendment to the Commitment letter dated as of September 20,
                    1995 by and among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. (filed herewith).

               kkk. Amendment to the Commitment Letter dated as of December 1,
                    1995 by and among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. (filed herewith).

               lll. Funding Note dated December 15, 1995 between CRIIMI MAE
                    Financial Corporation III and the Federal National Mortgage Association (filed herewith).

               mmm. Assignment and agreement dated as of the 15th day of
                    December, 1995, by and between CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation III (filed herewith).

               nnn. Funding Note Issuance and Security Agreement dated as of
                    December 15, 1995 among Federal National Mortgage Association, CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation III (filed herewith).

               ooo. First Amendment to Commitment Letter between German American
                    Capital Corporation and CRIIMI MAE Inc. as of June 20, 1995 (filed herewith).

               ppp. Letter of Consent to the proposed merger from German
                    American Capital Corporation to CRIIMI MAE Inc. dated June 20, 1995 (filed herewith).

               qqq. Letter of compliance waiver from German American Capital
                    Corporation to CRIIMI MAE Inc. dated September 19, 1995 (filed herewith).

               rrr. Letter of consent to asset pledge by CRIIMI MAE Inc. from
                    German American Capital Corporation dated December 13, 1995 (filed herewith).

               sss. Option agreement between CRIIMI MAE Inc. and William B.
                    Dockser (Incorporated by reference from Exhibit No. 4(a) to the registration statement on Form S-8 filed January 16,
                    1996).

               ttt. Option agreement between CRIIMI MAE Inc. and H. William
                    Willoughby (Incorporated by reference from Exhibit No. 4(b) to the registration statement on Form S-8 filed January 16,
                    1996).

               uuu. CRIIMI MAE's Amended and Restated Stock Option Plan for key
                    employees (Incorporated by reference from Exhibit No. 4(c) to the registration statement on Form S-8 filed January 16,
                    1996).

               vvv. Form of Option Agreement for Cynthia O. Azzara, Frederick J.
                    Burchill, Jay R. Cohen and Deborah A. Linn (Incorporated by reference from Exhibit No. 4(d) to the registration statement on Form S-8 filed January 16, 1996).

               www. Form of Option Agreement for other key employees
                    (Incorporated by reference from Exhibit No. 4(e) to the registration statement on Form S-8 filed January 16, 1996).

          Exhibit No. 10 - Material contracts.

               a. Revised Form of Advisory Agreement. (Incorporated by reference from Exhibit No. 10.2 to the Registration Statement).

               b. Employment and Non-Competition Agreement dated April 20, 1995 between CRIIMI MAE Management, Inc. and William B. Dockser (filed herewith).

               c. Allonge to Amended and Restated Promissory Note dated as of June 23, 1995 between C.R.I., Inc and CRI/AIM Management, Inc. (filed herewith).

               d. Administrative Services Agreement dated June 30, 1995 between CRIIMI MAE Inc. and C.R.I., Inc. (filed herewith).

               e. Asset Purchase Agreement dated as of June 30, 1995 among CRICO Mortgage Company, Inc., CRIIMI MAE Services, Inc., William B. Dockser and H. William Willoughby (filed herewith).

               f. Asset Purchase Agreement dated as of June 30, 1995 among CRI/AIM Management, Inc., CRIIMI MAE Services, Inc., William
                    B. Dockser and H. William Willoughby (filed herewith).

               g. The CRIIMI MAE Management, Inc. Executive Deferred Compensation Trust Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and Richard J. Palmer (filed herewith).

               h. Sublease dated June 30, 1995 between C.R.I., Inc. and CRIIMI MAE Inc. (filed herewith).

               i. Articles of Merger merging CRI Acquisition, Inc., CRICO Mortgage Company, Inc. and CRI/AIM Management, Inc. into CRIIMI MAE Management, Inc. (filed herewith).

               j. Reimbursement Agreement dated as of June 30, 1995 between CRIIMI MAE Management, Inc. and C.R.I., Inc. (filed herewith).

               k. Certificate of Merger dated June 30, 1995 merging CRICO Mortgage Company, Inc., CRI/AIM Management, Inc. and CRI Acquisition, Inc. into CRIIMI MAE Management, Inc. (filed herewith).

               l. Asset Purchase Agreement dated as of June 30, 1995 among C.R.I., Inc., CRI Acquisition, Inc. and William B. Dockser and H. William Willoughby (filed herewith).

               m. Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and Cynthia O. Azzara (filed herewith).

               n. Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and Frederick J. Burchill (filed herewith).

               o. Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and Jay R. Cohen (filed herewith).

               p. Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and Deborah A. Linn (filed herewith).

               q. Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and H. William Willoughby (filed herewith).

          Exhibit No. 13 - Annual Report to security holders, Form 10-Q or Quarterly Report to security holders.

               a.   1995 Annual Report to Shareholders.

          Exhibit No. 21 - Subsidiaries of the registrant.

               a. CRI Liquidating REIT, Inc., incorporated in the state of Maryland.

               b.   CRIIMI, Inc., incorporated in the state of Maryland.

               c. CRIIMI MAE Financial Corporation, incorporated in the state of Maryland.

               d. CRIIMI MAE Financial Corporation II, incorporated in the state of Maryland.

               e. CRIIMI MAE Financial Corporation III, incorporated in the state of Maryland.

               f. CRIIMI MAE Management, Inc., incorporated in the state of Maryland.

          Exhibit No. 27 - Financial Data Schedule

               a.   Financial Data Schedule (filed herewith).

     (b)       Reports on Form 8-K

                    No reports on Form 8-K were filed by the registrant during the fourth quarter of 1995.

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

                                 CRIIMI MAE INC.

February 21, 1996                /s/ William B. Dockser
-------------------------        -----------------------
DATE                             William B. Dockser
                                 Chairman of the Board and
                                   Principal Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 21, 1996                /s/ William B. Dockser
-------------------------        -------------------------
                                 William B. Dockser
                                 Chairman of the Board and
                                   Principal Executive Officer



February 21, 1996                /s/ H. William Willoughby
-------------------------        -------------------------
DATE                             H. William Willoughby
                                 Director, President and
                                   Secretary



February 21, 1996                /s/ Cynthia O. Azzara
-------------------------        -------------------------
DATE                             Cynthia O. Azzara
                                 Senior Vice President, Chief
                                  Financial Officer and Principal
                                  Accounting Officer



February 21, 1996                /s/ Garrett G. Carlson, Sr.
-------------------------        ---------------------------
DATE                             Garrett G. Carlson, Sr.
                                 Director


February 21, 1996                /s/ Larry H. Dale
-----------------                -------------------------
DATE                             Larry H. Dale
                                 Director


February 21, 1996                /s/ G. Richard Dunnells
-------------------------        -------------------------
DATE                             G. Richard Dunnells
                                 Director

February 21, 1996                /s/ Robert F. Tardio
-------------------------        -------------------------
DATE                             Robert F. Tardio
                                 Director

                                                        CROSS REFERENCE SHEET

     The item numbers and captions in Parts I, II, III and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:

Item                                     Referenced Materials                  Page
----                                     --------------------             ---------------
3.   Legal Proceedings                   1995 Annual Report                92 through 93

5.   Market for the Registrant's         1995 Annual Report                30 through 31
     Common Stock and Related
     Stockholder Matters

6.   Selected Financial Data             1995 Annual Report                27 through 30

7.   Management's Discussion and         1995 Annual Report                32 through 46
     Analysis of Financial
     Condition and Results of
     Operations

8.   Financial Statements,               1995 Annual Report                47 through 94
     including Auditors'
     Report, and Supplementary
     Data

11.  Executive Compensation              1995 Annual Report                63 through 66

13.  Certain Relationships and           1995 Annual Report                63 through 66
     Related Transactions

14.  Exhibits, Financial State-          1995 Annual Report
     ment Schedules, and Reports
     on Form 8-K

                                  EXHIBIT INDEX

               Exhibit
               -------

     (3)h      Articles of Incorporation of CRIIMI MAE Management, Inc.

     (3)i      Bylaws of CRIIMI MAE Management, Inc.

     (3)j Articles of Incorporation of CRIIMI MAE Services, Inc. as a Maryland Close Corporation.

     (3)k      Bylaws of CRIIMI MAE Services, Inc.

     (3)l Third Amendment to Agreement of Limited Partnership of CRI/AIM Investment Limited Partnership.

     (3)m Fourth Amendment to Agreement of Limited Partnership of CRI/AIM Investment Limited Partnership between CRIIMI MAE Inc. and CRIIMI MAE Management, Inc.

     (3)n Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership.

     (3)q      Articles of Incorporation of CRIIMI MAE Financial Corporation II.


     (3)r      Bylaws of CRIIMI MAE Financial Corporation II.

     (3)s      Articles of Incorporation of CRIIMI MAE Financial Corporation
               III.

     (3)t      Bylaws of CRIIMI MAE Financial Corporation III.

     (4)jj Credit Agreement between CRIIMI MAE Inc. and The Riggs National Bank of Washington, D.C.

     (4)kk Collateral Pledge Agreement between CRIIMI MAE Inc. and The Riggs National Bank of Washington, D.C.

     (4)ll Letter of Agreement concerning the Amended and Restated Credit Agreement among CRIIMI MAE Inc., Signet Bank/Virginia and ASLK-CGER Bank, Grand Cayman Branch.

     (4)mm Sixth Amendment to the Amended and Restated Credit Agreement among CRIIMI MAE Inc. and Signet Bank/Virginia and the First Amendment to the Amended and Restated Collateral Pledge Agreement.

     (4)nn Amendment Agreement Number Three among CRIIMI MAE Inc., CIBC, Inc., National Australia Bank Limited, New York Branch, Signet Bank/Virginia, The Fuji Bank, LTD., New York Branch, Bank Hapoalim B.M. and Canadian Imperial Bank of Commerce, New York Agency.

     (4)oo Installment Note between CRIIMI MAE Services, Inc. and CRI/AIM Management, Inc.

     (4)pp Installment Note between CRIIMI MAE Services, Inc. and CRICO Mortgage Company, Inc.

     (4)qq $9,100,000 Credit Agreement between CRIIMI MAE Management, Inc. and Signet Bank/Virginia.

     (4)rr     Loan Note between CRIIMI MAE Management, Inc. and Signet
               Bank/Virginia.

     (4)ss Modification of Interest Rate for the Credit Agreement between CRIIMI MAE Management, Inc. and Signet Bank/Virginia.

     (4)tt Guaranty entered into by CRIIMI MAE Inc. in favor of and for the benefit of Signet Bank/Virginia.

     (4)xx Amendment Agreement Number Four among CRIIMI MAE Inc., CIBC, Inc., National Australia Bank Limited, New York Branch, Signet Bank/Virginia, The Fuji Bank, LTD., New York Branch, Bank Hapoalim B.M. and Canadian Imperial Bank of Commerce, New York Agency.

     (4)yy First Amendment to Guaranty entered into by CRIIMI MAE Inc., in favor of and for the benefit of Signet Bank/ Virginia.

     (4)zz Second Amendment to Guaranty entered into by CRIIMI MAE Inc., in favor of and for the benefit of Signet Bank/ Virginia.

     (4)aaa Seventh Amendment to the Amended and Restated Credit Agreement among CRIIMI MAE Inc. and Signet Bank/Virginia.

     (4)bbb Seven Percent Funding Note due September 17, 2031 between CRIIMI MAE Financial Corporation II and the Federal Home Loan Mortgage Corporation.

     (4)ccc Funding Note Purchase and Security Agreement dated as of September 22, 1995 among the Federal Home Loan Mortgage Corporation, CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation II.

     (4)ddd Assignment and Agreement between CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation II.

     (4)eee Second Amendment to Credit Agreement between CRIIMI MAE Inc. and The Riggs National Bank of Washington, D.C.

     (4)fff Eighth Amendment to the Amended and Restated Credit Agreement among CRIIMI MAE Inc. and Signet Bank/Virginia.

     (4)ggg Third Amendment to Credit Agreement between CRIIMI MAE Inc. and The Riggs National Bank of Washington, D.C.

     (4)hhh Amendment to the Commitment Letter by and among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc.

     (4)iii Amendment to the Commitment Letter by and among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc.

     (4)jjj Amendment to the Commitment letter by and among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc.

     (4)kkk Amendment to the Commitment Letter by and among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc.

     (4)lll Funding Note between CRIIMI MAE Financial Corporation III and the Federal National Mortgage Association.

     (4)mmm    Assignment and agreement by and between CRIIMI MAE  Inc. and

               CRIIMI MAE Financial Corporation III.

     (4)nnn Funding Note Issuance and Security Agreement among Federal National Mortgage Association, CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation III.

     (4)ooo First Amendment to Commitment Letter between German American Capital Corporation and CRIIMI MAE Inc.

     (4)ppp Letter of Consent to the proposed merger from German American Capital Corporation to CRIIMI MAE Inc.

     (4)qqq Letter of compliance waiver from German American Capital Corporation to CRIIMI MAE Inc.

     (4)rrr Letter of consent to asset pledge by CRIIMI MAE Inc. from German American Capital Corporation.

     (10)b Employment and Non-Competition Agreement between CRIIMI MAE Management, Inc. and William B. Dockser.

     (10)c Allonge to Amended and Restated Promissory Note between C.R.I., Inc. and CRI/AIM Management, Inc.

     (10)d Administrative Services Agreement between CRIIMI MAE Inc. and C.R.I., Inc.

     (10)e Asset Purchase Agreement among CRICO Mortgage Company, Inc., CRIIMI MAE Services, Inc., William B. Dockser and H. William Willoughby.

     (10)f Asset Purchase Agreement among CRI/AIM Management, Inc., CRIIMI MAE Services, Inc., William B. Dockser and H. William Willoughby.

     (10)g The CRIIMI MAE Management, Inc. Executive Deferred Compensation Trust Agreement between CRIIMI MAE Management, Inc. and Richard
               J. Palmer.

     (10)h     Sublease between C.R.I., Inc. and CRIIMI MAE Inc.

     (10)i Articles of Merger merging CRI Acquisition, Inc., CRICO Mortgage Company, Inc. and CRI/AIM Management, Inc. into CRIIMI MAE Management, Inc.

     (10)j Reimbursement Agreement between CRIIMI MAE Management, Inc. and C.R.I., Inc.

     (10)k Certificate of Merger merging CRICO Mortgage Company, Inc., CRI/AIM Management, Inc. and CRI Acquisition, Inc. into CRIIMI MAE Management, Inc.

     (10)l Asset Purchase Agreement among C.R.I., Inc., CRI Acquisition, Inc. and William B. Dockser and H. William Willoughby.

     (10)m Employment and Non-Competition Agreement between CRIIMI MAE Management, Inc. and Cynthia O. Azzara.

     (10)n Employment and Non-Competition Agreement between CRIIMI MAE Management, Inc. and Frederick J. Burchill.

     (10)o Employment and Non-Competition Agreement between CRIIMI MAE Management, Inc. and Jay R. Cohen.

     (10)p     Employment and Non-Competition Agreement between CRIIMI MAE

               Management, Inc. and Deborah A. Linn.

     (10)q Employment and Non-Competition Agreement between CRIIMI MAE Management, Inc. and H. William Willoughby.

     27.       Financial Data Schedule

                                 CRIIMI MAE INC.

                          ANNUAL REPORT TO SHAREHOLDERS

                                 CRIIMI MAE INC.

Selected Consolidated Financial Data

                                                          For the years ended December 31,
                                                 1995       1994         1993       1992        1991
                                               --------   --------     --------   --------    --------
                                                          (In thousands, except per share data)
TAX BASIS ACCOUNTING

Income:
  Mortgage investment income                   $ 62,020   $  60,622    $ 42,684   $ 38,297    $ 40,140
  Income from subordinated
    securities                                   11,846       1,163         --          --          --
  Other income                                    4,938       3,160       7,750      5,510       4,268
                                               --------   ---------    --------   --------    --------
                                                 78,804      64,945      50,434     43,807      44,408
                                               --------   ---------    --------   --------    --------

Expenses:
  Interest expense                               52,231     39,077       27,516     24,137      25,791
  Other expenses (including fees to
    related party)                                6,727      7,285        6,232      4,632       4,767
                                               --------   --------     --------   --------    --------
                                                 58,958     46,362       33,748     28,769      30,558
                                               --------   --------     --------   --------    --------

Ordinary income                                  19,846     18,583       16,686     15,038      13,850
Capital gains                                     5,442     11,023        6,329      6,588       8,187
                                               --------   --------     --------   --------    --------
  Tax basis income                             $ 25,288   $ 29,606     $ 23,015   $ 21,626    $ 22,037
                                               ========   ========     ========   ========    ========

Tax basis income per share:
  Ordinary income                              $   0.70   $   0.73     $   0.83   $   0.74    $   0.68
  Capital gains                                    0.19       0.44         0.31       0.33        0.41
                                               --------   --------     --------   --------    --------
  Total tax basis income per share             $   0.89   $   1.17     $   1.14   $   1.07    $   1.09
                                               ========   ========     ========   ========    ========

Dividends per share                            $   0.92   $   1.16     $   1.12   $   1.08    $   1.08
                                               ========   ========     ========   ========    ========


                                 CRIIMI MAE INC.

ACCOUNTING UNDER GENERALLY ACCEPTED
  ACCOUNTING PRINCIPLES

Statement of Income Data:
                                                                 For the years ended December 31,
                                                 1995       1994         1993       1992        1991
  Income:                                      --------   ---------    --------   --------    --------
    Mortgage investment income                 $ 66,115   $  67,043    $ 50,270   $ 45,931    $ 49,323
    Income from subordinated securities          11,105         976          --         --          --
    Other income                                  4,848       3,423       6,180      4,771       4,995
                                               --------   ---------    --------   --------    --------
      Total income                               82,068      71,442      56,450     50,702      54,318
                                               --------   ---------    --------   --------    --------
  Expenses:
    Interest expense                             49,853      39,245      28,008     24,392      25,791
    Other operating expenses (including
      fees to related party)                      7,190       8,040       7,354      5,743       6,077
    Amortization of assets acquired
      in the Merger                               1,435          --          --         --          --
    Adjustment to hedges for valuation
      and sales(1)                                2,393          --          --         --          --
    Termination of interest rate swap                --          --       4,890         --          --
    Provision for settlement of litigation         (656)       (557)      1,500         --          --
                                               --------   ---------    --------   --------    --------
      Total expenses                             60,215      46,728      41,752     30,135      31,868
                                               --------   ---------    --------   --------    --------


    Operating income                             21,853      24,714      14,698     20,567      22,450
    Net gains from mortgage dispositions          1,502      12,999       7,358      5,733       4,048
    Gain on sale of shares of subsidiary             --          --       3,281         --          --
    Loss on investment in limited
      partnership                                    --          --          --       (732)         --
    Minority interests                           (4,821)    (11,703)     (9,580)    (9,527)    (10,855)
                                               --------   ---------    --------   --------    --------
    Income before extraordinary loss             18,534      26,010      15,757     16,041      15,643
    Extraordinary loss from
      extinguishment of debt                         --          --          --         --      (6,642)
                                               --------   ---------    --------   --------    --------
    Net income                                 $ 18,534   $  26,010    $ 15,757   $ 16,041    $  9,001
                                               ========   =========    ========   ========    ========

    Net income per share                       $   0.65   $    1.07    $   0.78   $   0.79    $   0.45
                                               ========   =========    ========   ========    ========
    Weighted average
      shares outstanding                         28,414      24,249      20,184     20,184      20,184
                                               ========   =========    ========   ========    ========

(1)  In connection with the 1995 refinancings of a significant portion of CRIIMI MAE's short-term, floating-rate debt with long-
term, fixed-rate debt, which resulted in a better match of the maturities of CRIIMI MAE's assets and liabilities and reduced CRIIMI
MAE's exposure to fluctuations in short-term interest rates, CRIIMI MAE was required to adjust the carrying value of certain interest rate caps to fair value for financial statement purposes.  Additionally, in connection with these refinancings, during 1995 two interest rate caps, with a notional amount of $100 million were sold, resulting in a loss and a portion of the deferred financing fees were written off.


                                 CRIIMI MAE INC.

                                                                                 As of December 31,
                                                     1995          1994            1993            1992       1991
                                                   --------      --------        --------        --------   --------
Balance Sheet Data:                                                              (In thousands)
  Investment in mortgages and
    mortgage security collateral                   $ 807,113(a)  $857,589(a)     $730,265(a)     $448,319   $446,703
  Investment in subordinated securities              278,401       38,858              --              --         --
  Total assets                                     1,203,303      955,050         808,701         526,667    546,054
  Total debt                                         854,436      627,248         479,045         247,968    245,555
  Shareholders' equity                               285,704(b)   250,042(b)      215,289(b)      193,109    198,397

(a)  Includes net unrealized gains on mortgage investments of CRI Liquidating of approximately $28 million in 1995, $18 million in
     1994 and $51 million in 1993 and net unrealized gains on CRIIMI MAE's mortgage investments of approximately $300,000 in 1995 due to the implementation of Statement of Financial Accounting Standards No. 115.


                                 CRIIMI MAE INC.

(b)  Includes net unrealized gains on CRIIMI MAE's share of CRI Liquidating's mortgage investments (net of minority interests) of approximately $16 million in 1995, $10 million in 1994 and $29 million in 1993 and net unrealized gains on CRIIMI MAE's mortgage investments of approximately $300,000 due to the implementation of Statement of Financial Accounting Standards No.
     115.

     The selected consolidated statement of income data presented above for the years ended December 31, 1995, 1994 and 1993, and the consolidated balance sheet data as of December 31, 1995 and 1994, were derived from and are qualified by reference to CRIIMI MAE's consolidated financial statements which have been included elsewhere in this Annual Report to Shareholders. The consolidated statement of income data for the years ended December 31, 1992 and 1991 and the consolidated balance sheet data as of December 31, 1993, 1992 and 1991 were derived from audited financial statements not included in this Annual Report to Shareholders. This data should be read in conjunction with the consolidated financial statements and the notes thereto.

Market Data
-----------
     CRIIMI MAE is listed on the New York Stock Exchange (Symbol CMM). As of December 31, 1995 and 1994, there were 30,407,024 and 25,725,979 shares of common stock issued and outstanding, respectively, held by approximately 24,600 and 23,900 investors, respectively. The following table sets forth the high and low closing sales prices and the dividends per share for CRIIMI MAE shares during the periods indicated:

                                 CRIIMI MAE INC.

                                         1995
                           ----------------------------------
                               Sales Price          Dividends
      Quarter Ended          High        Low        per Share
      -------------        --------    -------      ---------
      March 31,            $8 3/8      $6 3/4       $    .225
      June 30,              8 3/4       7 1/8            .225
      September 30,         8 1/2       7 3/4            .235
      December 31,          9 1/4       8 1/8            .235
                                                    ---------
                                                    $    .920
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
                                                    ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Introduction and Business Strategy
----------------------------------

Overview and Significant 1995 Activities
----------------------------------------
      CRIIMI MAE Inc. (CRIIMI MAE), a full service commercial mortgage company structured as a self-administered real estate investment trust (REIT), uses a combination of debt and equity to invest in government insured and guaranteed mortgages secured by multifamily housing complexes located throughout the United States (Government Insured Multifamily Mortgages) and in uninsured mortgage and mortgage-related investments backed by multifamily and other commercial mortgages, such as higher yielding, higher risk, subordinated securities.
CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's common stock.

      As a result of a shareholder-approved merger transaction (the Merger) with certain mortgage businesses affiliated with C.R.I., Inc. (CRI) on June 30, 1995, CRIIMI MAE expanded its lines of business to include mortgage advisory services, mortgage servicing and mortgage origination. Through the Merger and as a result of employee additions, CRIIMI MAE has a team of mortgage, real estate and financial professionals to take advantage of the opportunities available for expanded investments in uninsured mortgage-related products and services. For further information with respect to the Merger, reference is made to Note 3 to the accompanying consolidated financial statements.

      Since the Merger, through its affiliate CRIIMI MAE Services Limited Partnership (the Services Partnership), CRIIMI MAE has increased its mortgage advisory and servicing activities in conjunction with its purchases of subordinated securities by acquiring servicing rights for the mortgage loans collateralizing those securities. These servicing rights allow CRIIMI MAE to closely monitor the performance of its subordinated security investments. As of February 1, 1996, the Services Partnership provided a variety of servicing functions on a mortgage portfolio of approximately $2.7 billion.

      During the second half of 1995, CRIIMI MAE refinanced (through three separate transactions) a significant portion of its floating-rate debt with match-funded, fixed-rate debt that resulted in a better matching of the maturities of the assets financed and the related liabilities and largely reduced the impact of short-term interest rate fluctuations on earnings. In addition to reducing floating-rate debt, the refinancings provided CRIIMI MAE with additional net proceeds of approximately $80 million which, except for approximately $10 million, were used primarily for acquiring subordinated securities. The remaining $10 million is expected to be invested in subordinated securities in March 1996. As of February 1, 1996, approximately 76% of CRIIMI MAE's total debt had long-term, fixed-rates and 24% had short-term, floating rates. The floating-rate debt is hedged with interest rate caps. CRIIMI MAE is actively exploring options to refinance substantially all of its remaining floating-rate debt.

Change in Investment Policy
---------------------------
      In order to help CRIIMI MAE increase its income and stabilize earnings, and to allow it to take advantage of current opportunities in the marketplace, particularly with respect to uninsured investments, the Board of Directors adopted a new investment policy in January 1996. This policy is designed to monitor and direct how CRIIMI MAE funds its investments in order to try to minimize the risk of loss by evaluating the perceived levels of risk associated with various investment types. The policy is also designed to permit a broad range of types of investments by CRIIMI MAE.

      The policy states that CRIIMI MAE may invest in government insured or

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

uninsured assets backed by multifamily and other commercial mortgages. However, the majority of investments must remain, on an overall basis, in mortgages and mortgage-related assets backed by multifamily housing.

      Specific investment limitations include:

      o CRIIMI MAE's overall debt to equity ratio may not exceed 5 to 1.

      o Certain specific asset types will have maximum debt to equity ratios.

      o At least 75% of CRIIMI MAE's floating-rate debt must be hedged.

      As of December 31, 1995, CRIIMI MAE's overall debt to equity ratio was 3 to 1 and all of its floating rate debt was hedged. Total assets approximated $1.2 billion, 82% of which was invested in mortgages and mortgage-related assets backed by multifamily housing.

1996 Strategies
---------------
      For 1996 and beyond, CRIIMI MAE's business strategies are designed to increase recurring earnings. Management believes the development of CRIIMI MAE into a full-service commercial mortgage company during 1995 -- with mortgage servicing and loan origination capabilities -- has strengthened CRIIMI MAE's ability to keep growing.

      Specific strategies for 1996 are summarized below:

      o Issue additional equity, and invest the proceeds primarily in uninsured assets, including subordinated securities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

      o Begin originating uninsured multifamily and commercial mortgages -- a process that is now underway.

      o Begin assembling loan pools for securitization, using mortgages CRIIMI MAE originates and/or acquires. CRIIMI MAE anticipates retaining the subordinated securities backed by these pools and servicing the underlying loans. The senior securities would be placed with other investors.

      o Build CRIIMI MAE's servicing business as it originates, acquires, and securitizes assets.

      o Continue to explore alternatives to replace the short-term, floating-rate debt with longer-term financing.

      CRIIMI MAE's management believes that continued growth in income from uninsured mortgages and mortgage-related investments, such as subordinated securities, net of related interest expense, as well as growth from its other lines of business - mortgage origination and mortgage servicing - will increase the tax basis income and financial statement net income even though the contribution of its subsidiary, CRI Liquidating REIT, Inc. (CRI Liquidating) (as discussed further below), will terminate after 1997 in accordance with CRI Liquidating's business plan. This growth in income is based on CRIIMI MAE's business strategies, as previously discussed. As future events may alter these assumptions, no assurance be given that the business plan results will be achieved.

Corporate Structure
-------------------
      CRIIMI MAE owns 100% of CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II and CRIIMI MAE Financial Corporation III, wholly owned financing subsidiaries formed in the second half of 1995 for the purpose of refinancing short-term, floating-rate debt with long-term, fixed-rate debt. CRIIMI MAE also owns 100% of CRIIMI MAE Management, Inc. (CRIIMI Management) and equity interests in the Services Partnership and CRIIMI MAE Services, Inc. (the Services Corporation), all of which were formed in connection with the Merger, as more fully discussed in Note 3 to the accompanying consolidated financial statements.

      In addition to the above entities, CRIIMI MAE owns 100% of CRIIMI, Inc. which holds general partnership interests ranging from 2.9% to 4.9% in the four publicly held limited partnerships known as the American Insured Mortgage Investors Funds (the AIM Funds). Additionally, CRIIMI MAE owns approximately 57% of the issued and outstanding common stock of CRI Liquidating, a finite-life, self-liquidating REIT which owns Government Insured Multifamily Mortgages and which is expected liquidate its assets by the end of 1997. All of the above-mentioned entities are Maryland corporations, or in the case of the Services Partnership, a Maryland limited partnership.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations
---------------------
1995 versus 1994
----------------
      Tax Basis Income
      ----------------
      CRIIMI MAE earned approximately $25.3 million in tax basis income during 1995 as compared to approximately $29.6 million during 1994. On a per share basis, tax basis income decreased to $0.89 per weighted average share in 1995
from $1.17 in 1994.   Although ordinary income increased from approximately
$18.6 million in 1994 to approximately $19.8 million in 1995, on a per share basis ordinary income decreased from $0.73 per weighted average share in 1994 to $0.70 per weighted average share in 1995, as a result of a 13% increase in the weighted average shares outstanding during 1995 resulting from equity issuances during 1994 and 1995. The primary factors resulting in the increase in ordinary
income were as follows:   Mortgage investment income and income from investments
in subordinated securities increased as a result of additional investments made during 1994 and 1995, although these items were partially offset by a decrease in mortgage investment income earned on CRI Liquidating's mortgage investments due to mortgage dispositions during 1994 and 1995 in accordance with CRI Liquidating's business plan. Additionally, equity in earnings from investments and other investment income increased as a result of the mortgage servicing and advisory revenue streams acquired in the Merger during 1995 and an increase in short-term investment income. Partially offsetting the increases in income from these revenue streams was an increase in interest expense as a result of additional amounts borrowed under debt facilities to acquire mortgages and subordinated securities, as well as an increase in short-term interest rates during 1994 and 1995. Additionally, annual and incentive fees paid to CRIIMI MAE's and CRI Liquidating's Adviser decreased as a result of the termination of the advisory agreement in connection with the Merger and due to CRI Liquidating's reduced asset base during 1994 and 1995. The decrease in CRIIMI MAE's annual and incentive fees was partially offset by an increase in general and administrative expenses as a result of the Merger and CRIIMI MAE's growth
during 1995.   Net capital gains decreased from approximately $11.0 million in
1994 to approximately $5.4 million in 1995. On a per share basis, net capital gains decreased from $0.44 per weighted average share in 1994 to $0.19 per weighted average share in 1995. The decrease in net capital gains was primarily attributable to a decrease in net gains from the disposition of CRI Liquidating's assets, as discussed below. The non-cash purchase accounting amortization expense and the adjustment to hedges described below do not impact tax basis income.

      Financial Statement Net Income
      ------------------------------
      Net income for financial statement purposes was approximately $18.5 million for 1995, a 29% decrease from approximately $26.0 million for 1994. On a per share basis, financial statement net income decreased to $0.65 per weighted average share for 1995 from $1.07 for 1994. The factors described in the preceding paragraph also impacted net income for financial statement purposes except for the following: (1) Mortgage investment income decreased slightly for financial statement purposes as compared to an increase for tax purposes due to the difference in mortgage income earned on CRI Liquidating's mortgage investments for financial statement purposes versus tax basis income and (2) During 1995, non-cash amortization of assets acquired in the Merger and an adjustment to hedges for valuation and sales in connection with the refinancings completed during the second half of 1995 was required for financial statement purposes, but was not a component of tax basis income. Descriptions of the changes in financial statement net income are discussed below.

Mortgage Investment Income
--------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

      Mortgage investment income on an aggregate basis did not vary materially during 1995 as compared to 1994. The increase in income from mortgage investments, resulting from 1994 acquisitions of Government Insured Multifamily Mortgages held directly by CRIIMI MAE, was offset by a decrease in mortgage investment income as a result of CRI Liquidating's reduced asset base during 1994 and 1995.

      For purposes of refinancing short-term, floating-rate debt into long-term, fixed-rate debt, CRIIMI MAE transferred or pledged Government Insured Multifamily Mortgages in three separate financing transactions. The following transfers to wholly-owned financing subsidiaries occurred during the third and fourth quarters:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

                                                    Mortgage Information
                                               ------------------------------

                                                 Amortized                             Effective
                               Number             Cost               Wtd Avg           Interest
Subsidiary                   of Mortgages     (as of 12/31/95)       Rem Term            Rate
----------                   ------------     ----------------       --------         -----------
CRIIMI MAE Financial
  Corporation                   57            $  222,533,271         33 years           8.45%

CRIIMI MAE Financial
  Corporation II                59               252,152,518         31 years           7.19%

CRIIMI MAE Financial
  Corporation III               46               199,603,985         32 years           8.36%


     These assets are included in mortgage security collateral on the consolidated balance sheet as of December 31, 1995.

     On a consolidated basis, as of December 31, 1995 and December 31, 1994, CRIIMI MAE or its subsidiaries owned, directly or indirectly, 190 and 217 Government Insured Multifamily Mortgages and construction loans, respectively. As of December 31, 1995, these investments had a weighted average net effective interest rate of approximately 8.26%, a weighted average remaining term of approximately 31 years and an aggregate fair value of approximately $818 million. These amounts compare to a weighted average net effective interest rate of approximately 8.33%, a weighted average remaining term of approximately 32 years and an aggregate fair value of approximately $807 million, as of December 31, 1994. In addition, as of December 31, 1995, CRIIMI MAE had committed approximately $900,000 for advances on Government Insured Construction Mortgages.

     While CRIIMI MAE and its financing subsidiaries do not intend to sell any of their mortgage investments, CRI Liquidating's business plan calls for an orderly liquidation of its portfolio by the end of 1997. In accordance with CRI Liquidating's business plan, in January 1996, 11 mortgages were disposed of generating net proceeds of approximately $57 million, representing approximately 52% of the December 31, 1995 tax basis portfolio balance. The remaining portfolio is expected to be disposed of through sales during 1997 or prepayments or other dispositions during the remainder of 1996 and 1997.

Income from Investments in Subordinated Securities
--------------------------------------------------
     Income from investments in subordinated securities increased by approximately $10.1 million during 1995 as compared to 1994. This increase was a result of the acquisition of subordinated securities at purchase prices aggregating approximately $38.9 million during the second half of 1994, and approximately $239.2 million during 1995, as discussed in Note 7 of the notes to the consolidated financial statements.

     CRIIMI MAE's Board of Directors has authorized CRIIMI MAE to invest in other mortgage investments which are not federally insured or guaranteed provided that specific funding requirements are met based on management's perceived level of risk of the investment. CRIIMI MAE has reviewed opportunities for investment in other real estate securities which complement CRIIMI MAE's existing holdings and in the current investment climate, CRIIMI

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

MAE's management believes that investments in uninsured mortgages and mortgage-related investments, such as higher yielding, higher risk subordinated securities, represent attractive investment opportunities and, as such, are expected to represent a significant component of CRIIMI MAE's new business activity for the foreseeable future.

     Based on the timing and amount of future credit losses and prepayments estimated by management, the anticipated yield over the expected weighted average life for the investments in subordinated securities as of December 31, 1995 is approximately 12%. The accounting treatment required under generally accepted accounting principles requires that the income on these investments be recorded on a level yield basis given the anticipated yield on these investments. This currently results in income which is lower for financial statement purposes than for tax purposes. The leveraged tax basis return on these investments was approximately 26% for 1995. This return was based on cash basis interest income, no defaults or unrecoverable losses, net of interest expense attributable to the financing of the rated tranches at current interest rates and adjusted for amortization of original issue discount related to these securities. CRIIMI MAE anticipates the leveraged return on these investments for financial statement purposes will approximate 22% over the life of the investments. This return was determined based on the anticipated yield over the expected weighted average life of the investments, which considers anticipated losses, net of interest expense attributable to the financing of the rated tranches at current interest rates.

     Management's anticipated returns on these investments are based upon a number of assumptions that are currently subject to certain business and economic uncertainties and contingencies, including, without limitation, the potential lack of a liquid secondary market for these securities, prevailing interest rates on the current floating-rate debt financing, renewal of the repurchase agreements (which provided financing toward the purchase of the rated tranches of the subordinated securities) at similar terms or the availability of alternative financing, and the timing and magnitude of credit losses on the underlying mortgages collateralizing the securities that are a result of the general condition of the real estate market, including competition for tenants and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter these assumptions, no assurance can be given that the anticipated yields will be achieved.

     In making investments in subordinated securities, CRIIMI MAE and its affiliates apply their knowledge of multifamily and other commercial mortgages to perform due diligence on the mortgage investments collateralizing the securities. This analysis may include reviewing the operating records of the underlying real estate assets, appraisals, environmental studies, market studies and architectural and engineering studies, and where deemed necessary, independently developing projected operating budgets. In addition, site visits are conducted at a substantial portion of the properties. In addition to performing these steps in connection with the due diligence, CRIIMI MAE also reviews the servicing terms of the transactions. CRIIMI MAE will generally make investments of this type when satisfactory arrangements exist whereby CRIIMI MAE can closely monitor the collateral of the pool. CRIIMI MAE believes that all transactions entered into to date have had such satisfactory arrangements.

Equity in Earnings from Investments
-----------------------------------
     Equity in earnings from investments increased by approximately $395,000 or 17% during 1995 as compared to 1994 primarily due to increases in earnings from the Services Partnership and the Services Corporation as a result of additional revenue streams acquired in the Merger.

Other Investment Income

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

-----------------------
     Other investment income increased by approximately $1.0 million in 1995 as compared to 1994. This increase was primarily attributable to income earned from the short term investment of CRI Liquidating's mortgage disposition proceeds received in January 1995 pending the distribution to shareholders on March 31, 1995. Also contributing to this increase was the recognition of interest income on the note receivable from CRI which was acquired by CRIIMI MAE in connection with the Merger and fees recognized related to the setup of servicing assets during the third and fourth quarters of 1995.

Interest Expense
----------------
     Interest expense increased by approximately $10.6 million or 27% to approximately $49.9 million for 1995 from approximately $39.2 million for 1994. This increase was principally a result of additional amounts borrowed in connection with the acquisition of subordinated securities and mortgage investments during 1995 and 1994, the higher rate on the long-term, fixed-rate financings and an increase in short-term interest rates on floating-rate borrowings. Partially offsetting these increases was a decrease in interest expense as a result of the expiration of CRIIMI MAE's interest rate collars during the first and third quarters of 1995.

Adjustment to Hedges for Valuation and Sales
-------------------------------------------
     In connection with the refinancings during the second half of 1995, which resulted in a better match of the maturities of CRIIMI MAE's assets and liabilities and reduced CRIIMI MAE's exposure to fluctuations in short-term interest rates, CRIIMI MAE was required to adjust the carrying value of certain interest rate caps to fair value for financial statement purposes. Additionally, in connection with these refinancings, in September 1995, two interest rate caps, with a notional amount of $100 million were sold, resulting in a loss.

Fees to Related Party
---------------------
     Total fees to related party are comprised of annual fees and incentive fees paid to the Adviser. From inception through June 30, 1995, the Adviser received certain fees for managing CRIIMI MAE's portfolio. In connection with the Merger, effective June 30, 1995, CRIIMI MAE was no longer required to pay any fees to the Adviser. The Adviser continues to receive fees for managing CRI Liquidating's portfolio.

     Total fees to related party decreased by approximately $1.9 million or 49% to approximately $1.9 million for 1995 from approximately $3.8 million for 1994 primarily as a result of the termination of the Advisory Agreement in connection with the Merger. Contributing to the decrease in fees to related party was a reduction in the annual fees payable by CRI Liquidating resulting from its reduced asset base during 1994 and 1995.

General and Administrative Expenses
-----------------------------------
     General and administrative expenses increased by approximately $1.0 million during 1995 as compared to 1994. This increase was primarily due to increases in payroll and related costs, rent and professional fees as a result of the Merger and the increasing size and complexity of CRIIMI MAE's operations.

Amortization of Assets Acquired in the Merger
---------------------------------------------
     In connection with the Merger, CRIIMI MAE acquired certain assets, $28.9 million of which are being amortized using the straight line method over 10 years beginning June 30, 1995. Since the Merger was accounted for under the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

purchase method of accounting, which resulted in recording the purchased assets at fair value, there are significant non-cash amortization expenses related to these assets. As a result, amortization of assets acquired in the Merger was approximately $1.4 million during 1995.

Adjustment to Provision to Settlement of Litigation
---------------------------------------------------
     In connection with the settlement of certain class action litigation involving CRIIMI MAE and certain of its affiliates, CRIIMI MAE accrued a total provision of $1.5 million during 1993. Because the actual number of warrants issued pursuant to the settlement agreement was significantly lower than the initial estimate, CRIIMI MAE reduced this provision in June 1994 to approximately $943,000, resulting in an adjustment of approximately $557,000 during 1994.

     Through December 29, 1995, the expiration date of the warrants, none of the warrants had been exercised. Accordingly, an adjustment was recognized to reverse into income the remaining obligation related to the warrants of approximately $656,000 during 1995.

Gains/Losses on Mortgage Dispositions
-------------------------------------
     Net gains on mortgage dispositions decreased by approximately $11.5 million or 88% to approximately $1.5 million for 1995 from approximately $13.0 million for 1994. Gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage investments disposed of during the period. During 1995, 22 CRI Liquidating mortgage investments representing 33% of the tax basis carrying value of the portfolio as of December 31, 1994 were disposed of resulting in net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million. This compares to the disposition of 19 CRI Liquidating mortgage investments during 1994 representing 25% of the tax basis carrying value of the portfolio as of December 31, 1993 that generated net financial statement gains of approximately $12.5 million and tax basis gains of approximately $18.3 million. Additionally, during 1994, seven CRIIMI MAE mortgage investments were disposed of resulting in net financial statement gains of approximately $446,000 and net tax basis gains of approximately $646,000.

Results of Operations
---------------------
1994 versus 1993
----------------
     Tax Basis Income
     ----------------
     CRIIMI MAE earned approximately $29.6 million in tax basis income for 1994, a 29% increase from approximately $23.0 million for 1993. On a per share basis, tax basis income for 1994 increased to $1.17 per weighted average share from $1.14 per weighted average share for 1993. The primary factors resulting in the increase in tax basis income were as follows: Income from investments in mortgages and subordinated securities increased as a result of additional purchases made during 1993 and 1994. These increases were partially offset by a decrease in mortgage investment income earned on CRI Liquidating's assets as a result of mortgage dispositions during 1993 and 1994. Also contributing to the increase in tax basis income was an increase in net capital gains on mortgage
dispositions, as discussed below.   Partially offsetting these items were
increases in interest expense and annual and incentive fees paid to CRIIMI MAE's Adviser resulting from the growth of CRIIMI MAE. The increase in interest expense resulted from additional amounts borrowed during 1993 and 1994 in connection with the acquisition of mortgage investments and subordinated securities, as well as an increase in short-term interest rates; although the increase in interest rates was partially offset by interest savings as a result

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

of the termination of the interest rate swap during 1993. Additionally, during 1993, CRIIMI MAE recognized a non-recurring loss on the termination of an interest rate swap of approximately $4.9 million, as discussed below, which was offset by non-recurring gains on the sale of shares of CRI Liquidating and the sale of short term investments.

     Financial Statement Net Income
     ------------------------------
     Net income for financial statement purposes was approximately $26.0 million for 1994, a 65% increase from approximately $15.8 million for 1993. On a per share basis, financial statement net income for 1994 increased to $1.07 per weighted average share from $0.78 per weighted average share for 1993. Virtually all of the factors described above impacted net income for financial statement purposes. Additionally, during 1993, the non-recurring loss on the termination of the interest rate swap was partially offset by non-recurring capital gains on the sale of shares of CRI Liquidating.

     Total income increased by approximately $15.0 million or 27% to approximately $71.4 million for 1994 from approximately $56.5 million for 1993 primarily due the to growth in mortgage investment income which CRIIMI MAE experienced during 1993 and 1994, resulting from acquisitions of mortgage investments and, to a lesser degree, subordinated securities, during this period.

     Other investment income decreased by approximately $2.5 million or 69% to approximately $1.1 million for 1994 from approximately $3.6 million for 1993. This decrease was primarily attributable to investment income earned in 1993 on approximately $175 million in other short-term investments acquired by CRIIMI MAE and CRI Liquidating during 1993, all of which were disposed of by December 31, 1993.

     Interest expense increased by approximately $11.2 million or 40% to approximately $39.2 million for 1994 from approximately $28.0 million for 1993. This increase was principally a result of additional amounts borrowed during 1993 and 1994 under CRIIMI MAE's financing facilities and an increase in short term interest rates. This increase was partially offset by interest savings due to the termination of the interest rate swap and the buyout of the floor on a $25 million notional amount collar during 1993.

     Other operating expenses decreased to approximately $7.5 million for 1994 from approximately $13.7 million for 1993. This decrease was primarily attributable to the expense related to the termination of an interest rate swap in 1993. Also contributing to this decrease was a reduction in general and administrative expenses and an adjustment to the provision for settlement of litigation, as discussed below. Partially offsetting these amounts was an increase in fees paid to related party.

     Total fees to related party increased by approximately $1.0 million or 39% to approximately $3.8 million for 1994 from approximately $2.7 million for 1993. Annual fees increased by approximately $763,000 or 31% to approximately $3.3 million for 1994 from approximately $2.5 million for 1993 primarily due to additional mortgage investments made during this period. Partially offsetting this increase was a reduction in the base component of the annual fees payable by CRI Liquidating resulting from mortgage dispositions during 1994 and 1993, as well as a reduction in the annual fee rate for certain of CRI Liquidating's mortgage investments. Also offsetting the increase in annual fees was a reduction in the deferred component of the CRI Liquidating annual fee.

     The CRIIMI MAE incentive fee increased by approximately $284,000 or 133% to approximately $498,000 for 1994 from approximately $214,000 for 1993. This increase was primarily attributable to growth in CRIIMI MAE's net income from

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

additional mortgage investments during 1994 and the decrease in other operating expenses, as discussed above. Also contributing to the increase in the incentive fee was the recognition of a tax basis gain of approximately $937,000 in connection with the prepayment of the mortgage on Williamstown Apartments.

     General and administrative expenses decreased by approximately $360,000 or 8% to approximately $4.3 million in 1994 from approximately $4.6 million in 1993. This decrease was primarily attributable to a decrease in professional services as a result of the settlement of litigation, as discussed below, offset by an increase in mortgage servicing fees.

     Provision for settlement of litigation decreased by approximately $2.1 million or 137% in 1994 from $1.5 million in 1993. This decrease is attributable to an adjustment in the number of warrants issued in connection with the settlement of litigation.

     Net gains on mortgage dispositions increased by approximately $5.6 million or 77% to approximately $13.0 million in 1994 from approximately $7.4 million in 1993. This increase was primarily due to the sale of 19 CRI Liquidating Mortgages during 1994 which resulted in financial statement gains of approximately $12.5 million and tax basis gains of approximately $18.3 million. This compares to the disposition of 10 CRI Liquidating mortgages during 1993 that generated financial statement gains of approximately $8.1 million and tax basis gains of approximately $14.9 million.

Cash Flow
---------
1995 versus 1994
----------------
     Net cash provided by operating activities decreased for 1995 as compared to 1994 primarily from an increase in receivables and other assets as a result of the assignment of a mortgage to HUD during the fourth quarter of 1995, resulting in accrued assignment proceeds receivable of approximately $2.4 million. The increase in accrued interest receivable was also attributable to acquisitions of subordinated securities during 1995. Also contributing to the decrease in net cash provided by operating activities was an increase in the amount and frequency of interest payments as a result of additional borrowings during 1995. The decrease in net income, as previously discussed, also contributed to the decrease in net cash provided in operating activities.

     Net cash used in investing activities increased by an insignificant amount for 1995 as compared to 1994. Although mortgage acquisitions and advances on construction loans decreased during 1995 as compared to 1994 this decrease was offset by increases in subordinated securities acquisitions and a decrease in proceeds from the disposition of CRI Liquidating's mortgage investments.

     Net cash provided by financing activities increased for 1995 as compared to 1994 primarily due to an increase in proceeds from debt issuances to approximately $1.2 billion in 1995 from approximately $311 million in 1994 as a result of the refinancings discussed above. This increase was partially offset by an increase in principal payments on debt obligations to approximately $941.7 million in 1995 from approximately $162.4 million in 1994 as a result of the paydown of CRIIMI MAE's floating-rate debt. Also contributing to the decrease in net cash provided by financing activities was a decrease in net proceeds from the issuance of common stock to approximately $14.0 million in 1995 from approximately $56.8 million in 1994.

Cash Flow
---------
1994 versus 1993
----------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

     Net cash provided by operating activities increased in 1994 as compared to 1993 principally due to an increase in net income, as previously discussed. Also contributing to the increase in net cash provided by operating activities was an increase in interest payable as a result of additional borrowings during 1994. Partially offsetting the increase in net cash provided by operating activities was a decrease in payables and accrued expenses arising primarily from the payment of costs incurred in connection with an equity offering of common stock.

     Net cash used in investing activities decreased in 1994 as compared to 1993. This decrease was principally due to the purchase of mortgages and subordinated securities totalling approximately $274.6 million in 1994 as compared to $312.7 million in 1993. Also contributing to the decrease in net cash used in investing activities was the receipt of net proceeds during 1993 from the sale of shares of CRIIMI MAE's subsidiary of approximately $26.4 million and from the redemption and sale of HUD debentures of approximately $6.1 million.

     Net cash provided by financing activities decreased in 1994 as compared to 1993 primarily due to a reduction in debt issuances from $462.3 million in 1993 to $310.6 million in 1994 and an increase in dividends paid from $53.7 million in 1993 to $65.5 million in 1994. Partially offsetting these amounts was a reduction in the paydown of debt obligations to approximately $162.4 million during 1994 as compared to $230.9 million during 1993 and the receipt of proceeds from share issuances of approximately $56.8 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Financial Flexibility
--------------------
     CRIIMI MAE uses proceeds from long-term, fixed-rate debt refinancings, repurchase agreements, other borrowings, a working capital line of credit, return of capital from its investment in CRI Liquidating and issuances of common stock to meet its capital requirements. As previously discussed, CRIIMI MAE substantially reduced the impact of changing interest rates on its financial results through three separate refinancings during the second half of 1995. Changes in interest rates will have no impact on the cost of funds or the collateral requirements of approximately 76% of the debt outstanding as of February 1, 1996. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining floating-rate debt. The caps have an aggregate notional amount which currently exceeds the amount of floating-rate debt outstanding. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any remaining floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged.

     Fluctuations in interest rates will continue to impact the value on that portion of CRIIMI MAE's investments which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place. In certain circumstances, including, among other things, increases in interest rates or decreases in credit quality of the underlying asset, CRIIMI MAE would be required to pledge additional collateral in connection with its short-term, floating-rate borrowing facilities. If CRIIMI MAE did not have adequate collateral to meet these requirements, it could be forced to sell assets to pay down such debt. If such assets were unavailable or inadequate to pay down the debt, there could be a substantial impact on CRIIMI MAE. However, management is continually monitoring the levels of unencumbered collateral and is exploring options to refinance the existing

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

repurchase agreements which are secured, generally, by holdings of rated subordinated securities.

     The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, compliance with debt covenants and the levels of unencumbered assets. CRIIMI MAE had adequate unencumbered assets to meet contractual requirements during 1995 and 1994 and expects to have adequate unencumbered assets as required under the financing facilities during 1996. CRIIMI MAE's ability to extend or refinance debt facilities upon maturity will depend on a number of variables, including, among other things, CRIIMI MAE's financial condition and its current and projected results from operations which are impacted by changes in interest rates. Under certain existing debt facilities (which had outstanding borrowings of approximately $13 million as of December 31, 1995), CRIIMI MAE's debt-to-equity ratio may not exceed 3.0 to 1. As previously mentioned, as of December 31, 1995, CRIIMI MAE was in compliance with this requirement. CRIIMI MAE is in the process of negotiating a revised debt-to-equity requirement with its lenders to bring this requirement in line with the recently approved investment policy which allows a 5.0 to 1 debt-to-equity ratio. Management anticipates that CRIIMI MAE's lenders will approve a change in this ratio. Management continuously monitors CRIIMI MAE's overall financing and hedging strategy in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

     Management believes that the long-term, fixed-rate refinancings discussed above and the Merger have created the basis for an overall return to CRIIMI MAE's shareholders that is less interest rate sensitive. The income which has been derived from the Merger is primarily fee-based, in the form of servicing fees and advisory fees. While origination fees may decline in a rising interest rate environment, servicing fees are expected to become more stable in a rising interest rate environment as the likelihood of prepayments or refinancings decreases with higher rates. The potential loss of servicing fees as loans prepay or refinance in a period of declining interest rates is expected to be partly offset by the savings CRIIMI MAE would have on its cost of borrowing on floating-rate debt.

Dividends
---------
     CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's common stock.
However, as previously discussed, tax basis income decreased in 1995 as compared to 1994 and, as a result, total dividends decreased. Specifically, during the first six months of 1995, CRIIMI MAE decreased its quarterly dividend to $0.225 per share, but increased its quarterly dividend to $0.235 per share for each of the third and fourth quarters of 1995. This compares to dividends of $0.29 per share paid for each quarter of 1994.

     Based on certain assumptions, management expects to increase CRIIMI MAE's dividend for 1996 to $1.16 per share or better, for a quarterly dividend of 29 cents per share. The base dividend estimate includes no anticipated earnings from new business in 1996. It includes, among other things, estimated earnings only on investments owned as of December 31, 1995 and first quarter 1996 net gains from mortgage dispositions, including the disposition of half of CRI
Liquidating's remaining portfolio which occurred in January 1996.   The
disposition of these mortgages by CRI Liquidating generated capital gains on a tax basis for CRIIMI MAE of approximately 27 cents per share for 1996 based on the number of shares currently outstanding.

     The base dividend estimate assumes that no losses on subordinated securities occur in 1996. However, such losses may occur in the event of defaults on mortgage loans, although at this time no defaults resulting in losses are anticipated. Additionally, no dispositions of CRIIMI MAE's

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

Government Insured Multifamily Mortgages (other than mortgage prepayments to-date and dispositions of CRI Liquidating's mortgages) are assumed to occur in 1996. However, such dispositions may occur through additional prepayments, for example, and could result in losses and a reduction in mortgage income. The base dividend estimate also assumes that interest rates and CRIIMI MAE's debt levels remain constant throughout 1996. Higher short-term interest rates would increase borrowing costs on CRIIMI MAE's floating-rate debt. However, such increased costs of funds would be limited due to CRIIMI MAE's interest rate cap agreements, which hedge exposure on CRIIMI MAE's short-term floating-rate debt.


     Additionally, if the terms of certain of the short-term, floating-rate debt are not extended or alternative financing is unavailable, CRIIMI MAE could be forced to sell assets at a loss to pay off such debt or if such assets were unavailable or inadequate to pay off the debt, there could be a substantial impact on CRIIMI MAE. However, as previously stated, CRIIMI MAE is actively exploring options to refinance this debt. As previously discussed in 1996 Strategies, CRIIMI MAE plans to issue additional equity. However, for purposes of determining the 1996 base dividend estimate, no adjustment has been made with respect to any equity raised in 1996. While management expects the annual dividend to be at least $1.16 per share, there is no assurance as to the actual dividend. The Board of Directors is expected to declare the first quarter's dividend in early March, basing the exact amount on conditions at that time. This estimate is based on certain assumptions regarding future events which CRIIMI MAE cannot predict or control.

     Although the mortgage investments held by CRIIMI MAE and its subsidiaries yield a fixed monthly mortgage payment once purchased, the cash dividends paid by CRIIMI MAE and by its subsidiaries may vary during each period due to several factors. The factors which impact CRIIMI MAE's dividend include (i) the distributions which CRIIMI MAE receives on its CRI Liquidating shares, (ii) the level of income earned on CRIIMI MAE's or its subsidiaries' mortgage investments depending on prepayments, defaults, etc., (iii) the level of income earned on uninsured investments, such as subordinated securities, which varies depending on prepayments, defaults, etc. (iv) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, (v) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends, (vi) the yield at which principal from scheduled monthly mortgage payments, mortgage dispositions and distributions from the AIM Funds and from CRI Liquidating can be reinvested, (vii) variations in the cash flow received from the AIM Funds, and (viii) changes in operating expenses. CRIIMI MAE's dividends will also be impacted by the timing and amounts of cash flows attributable to its new lines of business - mortgage servicing, advisory and origination services.

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

REIT STATUS
-----------
     CRIIMI MAE and CRI Liquidating have qualified and intend to continue to qualify as REITs under Sections 856-860 of the Internal Revenue Code. As REITs, CRIIMI MAE and CRI Liquidating do not pay taxes at the corporate level.

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

OTHER EVENTS
------------
     In June 1995, Edge Partners, L.P. filed a complaint in the United States District Court for the District of Maryland against CRIIMI MAE's directors. The complaint purports to be a derivative action on behalf of CRIIMI MAE and alleges breach of fiduciary duty by the directors and a misleading proxy statement in connection with the Merger. The plaintiff seeks unspecified damages, a determination that the shareholder vote in favor of the Merger should be set aside and other relief.

     The defendants filed a motion to dismiss and on December 18, 1995, the case was dismissed with leave to refile within 30 days of receipt of a transcript of the order. The refiling is due on or before February 23, 1996. Management does not expect the case to have a material financial impact on CRIIMI MAE.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
  CRIIMI MAE Inc.

     We have audited the accompanying consolidated balance sheets of CRIIMI MAE Inc. (CRIIMI MAE) and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of CRIIMI MAE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRIIMI MAE and its subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

     As explained in Note 2 of the notes to the consolidated financial statements, effective December 31, 1993, CRIIMI MAE and its subsidiaries changed their method of accounting for their investment in mortgages.

Arthur Andersen LLP
Washington, D.C.
February 14, 1996

                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                        December 31,
                                                 1995               1994
                                             ------------       ------------
Assets:
  Interest Bearing Investments
    Mortgage security collateral, at
      amortized cost                         $  674,289,774     $703,215,753
    Subordinated securities,
      at amortized cost                         278,400,699       38,858,349
    Mortgages, at fair value                    132,823,515      154,373,576

  Equity Investments                             37,137,786       29,923,240

  Other Assets
    Assets acquired in the Merger                27,425,483               --
    Deferred costs                               16,072,517       14,438,832
    Receivables and other assets                 20,575,725        9,097,080
    Cash and cash equivalents                    16,577,407        5,143,171
                                             --------------     ------------
      Total assets                           $1,203,302,906     $955,050,001
                                             ==============     ============

Liabilities:
  Securitized Mortgage Obligations           $  645,260,921     $         --
  Other Repurchase Agreements                   187,947,276       24,891,783
  Master Repurchase Agreements                           --      456,984,347
  Revolving Credit Facility                              --      115,000,000
  Bank Term Loans                                21,227,880       30,371,800
  Payables and accrued expenses                  10,929,366        8,142,966
                                             --------------     ------------
        Total liabilities                       865,365,443      635,390,896
                                             --------------     ------------
Minority interests in
  consolidated subsidiary                        52,233,520       69,617,184
                                             --------------     ------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock                                        --               --
  Common stock                                      309,356          262,272
  Net unrealized gains on mortgage
    investments                                  16,138,649       10,316,768
  Additional paid-in capital                    274,226,356      244,224,984
                                             --------------     ------------
                                                290,674,361      254,804,024

Less treasury stock, at cost-
  528,594 and 501,274 shares, respectively       (4,970,418)      (4,762,103)
                                             --------------     ------------
        Total shareholders' equity              285,703,943      250,041,921
                                             --------------     ------------
        Total liabilities and shareholders'
          equity                             $1,203,302,906     $955,050,001
                                             ==============     ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                                      CRIIMI MAE INC.
                                            CONSOLIDATED STATEMENTS OF INCOME

                                                              For the years ended December 31,
                                                         1995              1994            1993
                                                     ------------     ------------     ------------

Income:
  Mortgage investment income                         $ 66,114,642     $ 67,043,342     $ 50,269,572
  Income from investments in
    subordinated securities                            11,104,576          975,835               --
  Equity in earnings from investments                   2,704,846        2,309,685        2,534,459
  Other investment income                               2,144,287        1,112,938        3,646,224
                                                     ------------     ------------     ------------
                                                       82,068,351       71,441,800       56,450,255
                                                     ------------     ------------     ------------
Expenses:
  Interest expense                                     49,852,672       39,244,621       28,008,282
  Fees to related party                                 1,909,304        3,761,118        2,714,757
  General and administrative                            5,280,281        4,279,489        4,639,206
  Amortization of assets acquired in the Merger         1,435,356               --               --
  Adjustment to hedges for valuation and sales          2,393,106               --               --
  Termination of interest rate swap                            --               --        4,890,234
  Provision for settlement of litigation                 (656,127)        (557,340)       1,500,000
                                                     ------------     ------------     ------------
                                                       60,214,592       46,727,888       41,752,479
                                                     ------------     ------------     ------------
Income before mortgage dispositions and gain
  on sale of shares of subsidiary                      21,853,759       24,713,912       14,697,776

Mortgage dispositions:
  Gains                                                 1,819,176       13,482,665        8,116,948
  Losses                                                 (317,578)        (483,357)        (759,203)

Gain on sale of shares of subsidiary                           --               --        3,281,750
                                                     ------------     ------------     ------------
Income before minority interests                       23,355,357       37,713,220       25,337,271

Minority interests in net income of
  consolidated subsidiary                              (4,821,268)     (11,703,101)      (9,579,766)
                                                     ------------     ------------     ------------

Net income                                           $ 18,534,089     $ 26,010,119     $ 15,757,505
                                                     ============     ============     ============
Per share data:
    Net income per share                             $       0.65     $       1.07     $       0.78
                                                     ============     ============     ============

Weighted average shares outstanding,
  exclusive of shares held in treasury                 28,414,266       24,249,403       20,183,533
                                                     ============     ============     ============

                                The accompanying notes are an integral part of these consolidated financial statements.

                                              CRIIMI MAE INC.
                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       For the years ended December 31, 1993, 1994 and 1995

                                                         Net
                                                      Unrealized
                                   Common Stock        Gains on      Additional                                         Total
                                       Par             Mortgage       Paid-in        Undistributed    Treasury       Shareholders'
                                      Value          Investments      Capital          Net Income       Stock          Equity
                                   ------------     -------------   ------------     -------------   -----------    -------------
Balance, December 31, 1992         $    211,848     $          --   $202,409,067     $          --   $(9,512,103)   $ 193,108,812

 Net income                                  --                --             --         15,757,505           --       15,757,505
 Dividends of $0.78 per share                --                --             --        (15,757,505)          --      (15,757,505)
 Return of capital of $0.34
  per share                                  --                --     (6,848,052)                --           --       (6,848,052)
 Net unrealized gains on
  mortgage investments                       --        29,028,019             --                 --           --       29,028,019
                                   ------------     -------------   ------------     --------------  ------------   -------------
Balance, December 31, 1993              211,848        29,028,019    195,561,015                 --    (9,512,103)    215,288,779

 Net income                                  --                --             --         26,010,119            --      26,010,119
 Dividends of $1.07 per weighted
  average share                              --                --             --        (26,010,119)           --     (26,010,119)
 Return of capital of $0.14
  per weighted average share                 --                --     (3,347,781)                --            --      (3,347,781)
 Adjustment to net unrealized
  gains on mortgage investments              --      (18,711,251)             --                 --            --     (18,711,251)
 Shares issued                           50,424                --     52,011,750                 --     4,750,000      56,812,174
                                   ------------     -------------   ------------     --------------  ------------   -------------
Balance, December 31, 1994              262,272        10,316,768    244,224,984                 --    (4,762,103)    250,041,921


 Net income                                  --                --             --         18,534,089            --      18,534,089
 Dividends of $0.65 per weighted
  average share                              --                --             --        (18,534,089)           --     (18,534,089)
 Return of capital of $0.27
  per weighted average share                 --               --      (7,742,508)                --            --      (7,742,508)
 Adjustment to net unrealized
  gains on mortgage investments              --         5,821,881                                --            --       5,821,881
 Shares issued                           47,084                --     37,743,880                 --            --      37,790,964
 Shares repurchased                          --                --             --                 --      (208,315)       (208,315)
                                   ------------     -------------   ------------     --------------  ------------   -------------
Balance, December 31, 1995         $    309,356     $  16,138,649   $274,226,356     $           --  $ (4,970,418)  $ 285,703,943
                                   ============     =============   ============     ==============  ============   =============



                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

                                                 CRIIMI MAE INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the years ended December 31,
                                                                         1995           1994           1993
                                                                     ------------   ------------   ------------
Cash flows from operating activities:
  Net Income                                                         $ 18,534,089   $ 26,010,119   $ 15,757,505
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Amortization of discount and deferred financing
        costs on debt                                                   3,796,743      5,483,786      4,209,980
      Amortization of assets acquired in the Merger                     1,435,356             --             --
      Depreciation and other amortization                                 690,056        579,194        567,935
      Discount/Premium amortization on investments                     (1,482,052)      (985,369)     6,461,334
      Net gains on mortgage dispositions                               (1,501,598)   (12,999,308)    (7,357,745)
      Gain on sale of shares of subsidiary                                     --             --     (3,281,750)
      Equity in (earnings)/loss from investments                           33,943         49,032        (43,605)
      Adjustment to hedges for valuation and sales                      2,393,106             --             --
      Minority interests in earnings of consolidated subsidiary         4,821,268     11,703,101      9,579,766
      Other operating activities                                               --             --        308,093
      Changes in assets and liabilities:
        Increase in receivables and other assets                       (6,802,887)    (1,362,585)    (1,800,610)
        (Decrease) increase in payables and
          accrued expenses                                             (2,416,667)    (1,894,121)     2,789,560
        (Decrease) increase in interest payable                        (1,880,727)     4,069,697      1,576,692
                                                                    -------------   ------------   ------------
          Net cash provided by operating activities                    17,620,630     30,653,546     28,767,155
                                                                    -------------   ------------   ------------
Cash flows from investing activities:
  Purchase of mortgages and advances on construction loans             (7,858,922)  (235,758,541)  (312,654,818)
  Purchase of subordinated securities                                (239,211,572)   (38,848,431)            --
  Proceeds from mortgage dispositions                                  64,451,314     94,436,841     93,437,842
  Purchase of other short-term investments                                     --             --   (175,300,539)
  Proceeds from sale of other short-term investments                           --             --    167,111,884
  Net proceeds from sale of shares of subsidiary                               --             --     26,431,250
  Receipt of principal payments                                         6,961,291      6,938,687      4,974,555
  Payment of deferred costs                                            (1,139,725)    (1,319,201)    (2,653,930)
  Proceeds from redemption/sale of HUD debentures                              --             --      6,062,502
  Other investing activities                                              (74,012)       253,292        253,292
                                                                    -------------   ------------   ------------
         Net cash used in investing activities                       (176,871,626)  (174,297,353)  (192,337,962)
                                                                    -------------   ------------   ------------

Cash flows from financing activities:
  Proceeds from debt issuances                                      1,159,487,990    310,618,324    462,344,165
  Principal payments on debt obligations                             (941,677,058)  (162,415,442)  (230,859,621)
  Increase in deferred financing costs                                 (8,222,044)    (4,370,145)    (7,260,655)
  Dividends (including return of capital) paid to
    shareholders, including minority interests                        (52,723,404)   (65,457,793)   (53,653,356)
  Repurchase of common stock                                             (208,315)            --             --
  Proceeds from the issuance of common stock                           14,028,063     56,812,174             --
                                                                    -------------   ------------   ------------
         Net cash provided by financing activities                    170,685,232    135,187,118    170,570,533
                                                                    -------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents                   11,434,236     (8,456,689)     6,999,726

Cash and cash equivalents, beginning of year                            5,143,171     13,599,860      6,600,134
                                                                    -------------   ------------   ------------
Cash and cash equivalents, end of year                              $  16,577,407   $  5,143,171   $ 13,599,860
                                                                    =============   ============   ============
                   The accompanying notes are an integral part of these consolidated financial statements.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     CRIIMI MAE Inc. (CRIIMI MAE), a full service commercial mortgage company structured as a self-administered real estate investment trust (REIT), invests in government insured and guaranteed mortgages secured by multifamily housing complexes located throughout the United States (Government Insured Multifamily Mortgages) and in uninsured mortgage and mortgage-related investments backed by multifamily and other commercial mortgages, such as higher yielding, higher risk, subordinated securities, using a combination of debt and equity. CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's common stock.

     In connection with a shareholder-approved merger transaction on June 30, 1995 (the Merger), as further described in Note 3, certain affiliates of C.R.I., Inc. (CRI) (collectively, the CRI Mortgage Businesses) were merged with and into CRIIMI MAE Management, Inc. (CRIIMI Management), a newly-formed, wholly owned subsidiary of CRIIMI MAE. In connection with the Merger, on June 30, 1995, all of the employees of the CRI Mortgage Businesses became employees of CRIIMI Management and the advisory agreement between CRIIMI MAE, and its adviser, CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser), was terminated. Immediately prior to the Merger, the CRI Mortgage Businesses sold the sub-advisory contracts related to four publicly held limited partnerships known as the American Insured Mortgage Investors Funds (the AIM Funds) and certain mortgage servicing contracts to CRIIMI MAE Services, Inc. (the Services Corporation), a newly-formed Maryland corporation, in exchange for 15-year interest bearing installment notes in the aggregate principal amount of $6,586,000. The Services Corporation immediately contributed these assets to CRIIMI MAE Services Limited Partnership (the Services Partnership), a newly-formed Maryland limited partnership, in exchange for an initial 92% sole limited partnership interest. The remaining mortgage servicing contracts acquired by CRIIMI Management in the Merger were immediately contributed to the Services Partnership in exchange for an initial 8% sole general partnership interest. Additionally, on June 30, 1995, CRIIMI MAE contributed $285,000 to the Services Corporation in exchange for 100% of the non-voting common stock (which shares are entitled to 95% of the dividends) of the Services Corporation and certain directors and officers of CRIIMI MAE collectively contributed $15,000 to the Services Corporation in exchange for 100% of the voting common stock (which shares are entitled to 5% of the dividends) of the Services Corporation. It is anticipated that substantially all of the economic benefits of ownership of the Services Corporation will inure to the benefit of CRIIMI MAE by virtue of its debt and equity interests therein.

     CRIIMI MAE owns 100% of CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II and CRIIMI MAE Financial Corporation III which are wholly owned financing subsidiaries (discussed in Notes 6 and 9), 100% of CRIIMI Management and approximately 57% of CRI Liquidating REIT, Inc. (CRI Liquidating), a finite-life, self-liquidating REIT which owns Government Insured Multifamily Mortgages. Additionally, CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, owns all of the general partnership interests in the AIM Funds. The AIM Funds own mortgage investments which are substantially similar to those owned by CRIIMI MAE and CRI Liquidating. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges among the AIM Funds from 2.9% to 4.9%) from each of the AIM Funds. In addition, CRIIMI MAE indirectly owns a limited partnership interest in the adviser to the AIM Funds.


2.   Summary of Significant Accounting Policies

     Method of Accounting
     --------------------

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

          The consolidated financial statements of CRIIMI MAE are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications
     -----------------
          Certain amounts in the consolidated financial statements for the years ended December 31, 1994 and December 31, 1993 have been reclassified to conform to the 1995 presentation.

     Consolidation and Minority Interests
     ------------------------------------
          The consolidated financial statements reflect the financial position, results of operations, and cash flows of CRIIMI MAE, CRI Liquidating, CRIIMI, Inc., CRIIMI Management, CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II and CRIIMI MAE Financial Corporation III for all periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

          Since CRIIMI MAE owned approximately 57% of CRI Liquidating as of December 31, 1995, 1994 and 1993, respectively, the ownership interests of the other shareholders in the equity and net income of CRI Liquidating are reflected as minority interests in the accompanying consolidated financial statements.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

     Assets Acquired in the Merger
     -----------------------------
          Assets acquired and costs incurred in connection with the Merger were recorded using the purchase method of accounting. The amounts allocated to the assets acquired were based on management's estimate of their fair values with the excess of purchase price over fair value allocated to goodwill.

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

     Cash and Cash Equivalents
     -------------------------
          Cash and cash equivalents consist of money market funds, time and demand deposits and repurchase agreements with original maturities of three months or less.

     Investment in Mortgages and Mortgage Security Collateral
     --------------------------------------------------------
          CRIIMI MAE's consolidated investment in mortgages and mortgage security collateral is comprised of participation certificates evidencing a 100% undivided beneficial interest in Government Insured Multifamily Mortgages issued or sold pursuant to programs of the Federal Housing Administration (FHA) (FHA-Insured Loans) and mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities). Payment of principal and interest on FHA-Insured Loans is insured by the United States Department of Housing and Urban Development (HUD) pursuant to Title 2 of the National Housing Act. Payment of principal and interest on GNMA Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

          In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, certain debt securities for which an enterprise has both the ability and intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. This statement was adopted for the year ended December 31, 1993.

          CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II and CRIIMI MAE Financial Corporation III have the intent and ability to hold their mortgage investments until maturity. Consequently, all of their mortgage investments have been classified as Held to Maturity and continue to be recorded at amortized cost as of December 31, 1995. Upon implementation of SFAS 115, CRIIMI MAE's mortgage investments (except for CRI Liquidating's mortgage investments) were classified as Held to Maturity based on CRIIMI MAE's intent and ability to hold such mortgage investments to maturity. However, during the fourth quarter of 1995, approximately $17.8 million, at amortized cost, of CRIIMI MAE's mortgage investments (not

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

     included in the financing subsidiaries) were reclassified to the Available for Sale category in accordance with the FASB publication, "A Guide to Implementation of Statement 115," resulting in unrealized gains of approximately $305,000.

          CRI Liquidating intends to dispose of its existing Government Insured Multifamily Mortgages by the end of 1997 through an orderly liquidation.
     In order to achieve this objective, CRI Liquidating will sell certain of its mortgage investments in addition to mortgages that are assigned to HUD. Accordingly, as of December 31, 1995, $17.8 million of CRIIMI MAE's mortgage investments and all of CRI Liquidating's mortgage investments are recorded at fair value with the unrealized gains on those CRIIMI MAE mortgage investments and CRIIMI MAE's share of the net unrealized gains on CRI Liquidating's mortgage investments reported as a separate component of shareholders' equity. As of December 31, 1994, all of CRI Liquidating's mortgage investments are recorded at fair value and all of CRIIMI MAE's mortgage investments are recorded at amortized cost. Subsequent increases or decreases in the fair value of mortgage investments classified as Available for Sale will be included as a separate component of shareholders' equity. Realized gains and losses for mortgage investments classified as Available for Sale will continue to be reported in earnings, as discussed below.

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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

     Investment in Subordinated Securities
     -------------------------------------
          CRIIMI MAE has the intent and ability to hold its investments in subordinated securities until maturity. Consequently, these investments are classified as Held to Maturity and are carried at amortized cost as of December 31, 1995 and 1994.

          Income on investments in subordinated securities is recognized on the effective interest method using the anticipated yield over the expected life of these investments. Impairment adjustments are made if the projected yield of an investment tranche is less than the risk-free rate of return on an investment with similar duration. Such projected yields are based upon management's estimate of future cash flows after consideration for estimates of the amount and timing of collateral losses.

     Equity Investments
     ------------------
          The acquisition of certain interests in the AIM Funds in September 1991, including certain acquisition costs aggregating approximately $7.7 million, have been recorded under the purchase method of accounting, which provides that the investment be recorded at cost, including the acquisition costs. CRIIMI MAE is utilizing the equity method of accounting for its investment in the AIM Funds and advisory partnership, which provides for recording CRIIMI MAE's share of net earnings or losses in the AIM Funds and advisory partnership reduced by distributions from the limited partnerships and adjusted for purchase accounting amortization. The purchase price, including the deferred acquisition costs, was allocated among the general partner interests and the advisory partnership interest based on the partnerships' and advisory contracts' estimated fair values. The general partnership and advisory interests were assigned a total value of approximately $27 million and $5 million, respectively. In connection with the Merger, discussed below in Note 3, CRIIMI MAE acquired an additional 10% interest in the adviser to the AIM Funds.

          CRIIMI MAE accounts for its investment in the Services Corporation under the equity method because the voting common stock of the Services Corporation is owned by directors and officers of CRIIMI MAE and because CRIIMI MAE is entitled to substantially all of the economic benefits of ownership of the Services Corporation.

          CRIIMI MAE's investment in the Services Partnership is accounted for under the equity method since the limited partner has the right to approve any significant actions that are required to manage the Services Partnership.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

     Deferred Costs
     --------------
          Costs incurred in connection with the establishment of CRIIMI MAE's financing facilities are amortized using the effective interest method over the terms of the borrowings. Also included in deferred costs are mortgage selection fees, which were paid to the Adviser or were paid to the former general partners or adviser to the predecessor entities to CRI Liquidating (collectively, the CRIIMI Funds). These deferred costs are being amortized using the effective interest method on a specific mortgage basis from the date of the acquisition of the related mortgage to the expected dissolution date of CRI Liquidating or over the term of the mortgage for CRIIMI MAE. Upon disposition of a mortgage, the related unamortized fee is treated as part of the mortgage investment carrying value in order to measure the gain or loss on the disposition.

     Discount on Securitized Mortgage Obligations
     --------------------------------------------
          Discounts incurred in connection with the issuance of debt are amortized using the effective interest method over the projected term of the related debt which is based on management's estimate of prepayments on the underlying collateral and are included as a component of interest expense.

     Interest Rate Hedge Agreements
     ------------------------------
          CRIIMI MAE acquires interest rate hedge agreements to reduce its exposure to interest rate risk. The costs of such agreements which qualify for hedge accounting are amortized over the interest rate agreement term. In the event that interest rate hedge agreements are terminated, the associated gain or loss is deferred over the remaining term of the agreement, provided that the underlying hedged asset or liability still exists. Amounts to be paid or received under interest rate hedge agreements are accrued currently and are netted with interest expense for financial statement presentation purposes. Additionally, in the event that interest rate hedge agreements do not qualify as hedges, such agreements are reclassified to be investments accounted for at fair value, with any gain or loss included as a component of income.

     Shareholders' Equity
     --------------------
          CRIIMI MAE has authorized 60,000,000 shares of $.01 par value common stock and has issued 30,935,618 and 26,227,253 shares as of December 31, 1995 and 1994, respectively. All shares issued, exclusive of the shares held in treasury, are outstanding. As of December 31, 1995 and 1994, 7,421 shares were held for issuance pending presentation of predecessor units and were considered outstanding. Additionally, 25,000,000 shares of $.01 par value preferred stock are authorized; however, no shares are issued or outstanding.

     Income Taxes
     ------------
          CRIIMI MAE and CRI Liquidating have qualified and intend to continue to qualify as REITs under Sections 856-860 of the Internal Revenue Code. As REITs, CRIIMI MAE and CRI Liquidating do not pay taxes at the corporate level. Qualification for treatment as REITs requires CRIIMI MAE and CRI Liquidating to meet certain criteria, including certain requirements regarding the nature of their ownership, assets, income and distributions of taxable income. CRIIMI MAE and CRI Liquidating intend to distribute

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

     substantially all of their taxable income and, accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements. CRIIMI MAE and CRI Liquidating, however, may be subject to tax at normal corporate rates on net income or capital gains not distributed.

     Per Share Amounts
     -----------------
          Net income, dividends and return of capital per share amounts for 1995, 1994 and 1993 represent net income, dividends and return of capital, respectively, divided by the weighted average shares outstanding during each year. The weighted average shares outstanding include shares held for issuance pending presentation of predecessor units in the CRIIMI Funds.

     Consolidated Statements of Cash Flows
     -------------------------------------
          Since the consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity, the consolidated statements of cash flows do not reflect investing and financing activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments.

          Cash payments made for interest for the years ended December 31, 1995, 1994 and 1993 were $47,936,656, $29,691,138, and $22,448,356, respectively.

          In connection with the Merger, the following significant non-cash investing and financing activities were recorded upon consummation of the Merger on June 30, 1995:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued


Assets Acquired
---------------
Investment in Services Corporation                 $ 6,871,000(1)
Investment in Services Partnership                     538,000(1)
Note receivable                                      5,002,183(2)
Terminated contract and workforce                   23,900,000(3)
Mortgage servicing assets                              881,000(3)
Goodwill                                             4,079,839(3)
Fixed assets                                           212,484(2)
Decrease in deferred costs                          (1,162,756)
Decrease in receivables and other
  assets                                              (250,000)
                                                   -----------
Total assets acquired                              $40,071,750
                                                   ===========

Liabilities assumed and stock issued
------------------------------------
Bank term loan                                     $ 9,100,000
Deferred compensation payable                        5,002,183
Merger costs payable                                 2,206,666
Common stock issued                                 22,262,901
Value of stock options issued                        1,500,000
                                                   -----------
Liabilities assumed and stock issued               $40,071,750
                                                   ===========

(1)  Included in Equity Investments on the accompanying consolidated balance sheet as of
December 31, 1995.
(2)  Included in Receivables and other assets on the accompanying consolidated balance sheet as of December 31, 1995.
(3)  Included in Assets acquired in the Merger on the accompanying consolidated balance sheet as of December 31, 1995.


New Accounting Statements
-------------------------
     During 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that impairment losses for such assets be based upon the fair value of the asset. This statement is not applicable to investments accounted for on either the cost or equity basis. The statement, applicable to fiscal years beginning after December 15, 1995, will not have a material impact on CRIIMI MAE as the impairment measure for the majority of CRIIMI MAE's assets is based upon other accounting pronouncements.

     During 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," an Amendment of SFAS No. 65. This statement requires enterprises to recognize as separate assets the right to service mortgage assets for others. Additionally, the statement requires that mortgage servicing rights be assessed for impairment based on the fair value of those rights. Adoption of this statement is required on a prospective basis in fiscal years beginning after December 15, 1995. Management intends to adopt the statement in the fiscal year ending December 31, 1996 and does not believe that the impact of such adoption will be material to the financial statements.

     Also during 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

instruments. Entities which elect not to adopt the fair value method of accounting are required to make pro forma disclosures of net income and earnings per share as if the fair value method were adopted. This statement is also required for fiscal years beginning after December 15, 1995. Management does not intend to adopt the fair value method of accounting. Accordingly, adoption of the statement in the fiscal year ending December 31, 1996 will only impact the Company's disclosures.

3.   Merger of CRI Mortgage Businesses

     On September 29, 1994, a special committee (the Special Committee) consisting of the independent directors of the board of directors (the Board of Directors) was appointed by the Board of Directors to consider whether, and on what basis, CRIIMI MAE should become self-administered and self-managed. The members of the Special Committee are not and have not been affiliates of CRI or the CRI Mortgage Businesses nor officers or employees of CRIIMI MAE.

     The consideration paid by CRIIMI MAE in connection with the Merger was determined in negotiations between William B. Dockser and H. William Willoughby (collectively, the Principals) and the Special Committee. In the negotiations, the Special Committee was assisted by Duff & Phelps Capital Markets Co. (Duff & Phelps) and considered the views of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, the financial adviser to CRIIMI MAE with respect to the merger proposal. Duff & Phelps rendered an opinion to the effect that the merger proposal was fair to CRIIMI MAE and its stockholders, other than the Principals, from a financial point of view.

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

     CRI/AIM Management, Inc. (CRI/AIM Management) was formed in 1991 to act as sub-advisor to the AIM Funds. CRI/AIM Management provided origination, servicing, and loan management services on behalf of the AIM Funds pursuant to its advisory agreements.

     As discussed in Note 4, through June 30, 1995, the Adviser provided advisory services to CRIIMI MAE pursuant to an advisory agreement. Immediately prior to the Merger, the advisory agreement between CRIIMI MAE and the Adviser was sold to CRI Acquisition, Inc., a newly formed entity which was then merged into CRIIMI MAE.

     The consideration paid by CRIIMI MAE (measured on the Closing Date) for the CRI Mortgage Businesses was approximately $32.9 million. Additionally, CRIIMI MAE incurred costs of approximately $3.3 million to execute the Merger. As part of the consideration paid in the Merger, CRIIMI MAE issued, on the Closing Date, 1,325,419 shares of common stock (Common Shares), which vested immediately, to

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Merger of CRI Mortgage Businesses - Continued

each of the Principals. On the Closing Date, CRIIMI MAE issued, for services rendered in connection with the Merger, to certain executive officers (collectively, the Executive Officers) a total of 110,452 Common Shares. The Common Shares issued to the Executive Officers will vest in three equal installments on the first three anniversaries of the Closing Date. As a result of these transactions, the Principals and Executive Officers held approximately 10% of the 30,407,024 Common Shares issued and outstanding as of December 31, 1995.

     Registration Rights and Lock-up Agreement - The Common Shares received by the Principals and the Executive Officers in connection with the Merger (the Restricted Shares) are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the Securities Act), and may be sold only pursuant to an effective registration statement under the Securities Act or an applicable exemption, including an exemption under Rule 144. On June 30, 1995, the Principals and the Executive Officers entered into an agreement with CRIIMI MAE pursuant to which those persons are not permitted to offer, sell, contract to sell or otherwise dispose of any Restricted Shares for 36 months after the Closing Date, except for gifts to relatives and charitable contributions. Each Principal is prohibited from making such gifts in excess of 662,709 Common Shares during such period. After expiration of the lock-up period, the holders of the Restricted Shares, after notifying CRIIMI MAE of their intention, will be permitted, subject to certain procedural requirements, to sell Restricted Shares. If an exemption from the registration requirements is not available, the Principals and Executive Officers may exercise piggyback registration rights, may utilize any available shelf registration and, if the aggregate number of Common Shares to be registered exceeds 50,000 Common Shares, exercise demand registration rights; provided that a maximum of two demand registration statements may be required and a second notice demanding registration must be at least a year after the first. Under the agreements providing for such registration rights, CRIIMI MAE will pay all expenses, other than underwriting discounts, in connection with any registration.

     Pursuant to the Merger Agreement, CRIIMI Management became liable for certain debt of the CRI Mortgage Businesses in the principal amount of $9.1 million, as discussed in Note 9, below.

     CRIIMI MAE allocated the purchase price to the fair value of the assets acquired and the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill. CRIIMI MAE determined the fair values based on the present value of the cash flow streams discounted at a rate commensurate with the associated risk of investing in and owning those assets. The allocation of the purchase price is as follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Merger of CRI Mortgage Businesses - Continued

                                                                            Amortization
                                                                               Period
                                                Note          Amount           (Years)
                                                ----        -----------     -------------
AIM subadvisory contracts and certain
  mortgage servicing contracts                    1         $ 7,409,000           10
Mortgage servicing assets                         2             881,000           10
Terminated contract and workforce                 3          23,900,000           10
Goodwill                                          4           4,079,839           10

(1)  The fair value of the AIM subadvisory contracts and certain mortgage servicing contracts were determined based on the projected discounted cash flows over the estimated life of the assets.  These assets have been contributed to the Services Corporation and the Services Partnership as follows:
          Services Corporation - CRIIMI MAE made an investment in the Services Corporation which is represented by 100% of the non-
     voting common stock.  The Services Corporation issued installment notes to purchase certain intangible assets.  The Services
     Corporation contributed those intangible assets to the Services Partnership for an initial 92% limited partnership interest.
     These intangible assets consisted of the AIM subadvisory contracts and certain other mortgage servicing contracts valued at
     $6,871,000.

          Services Partnership - CRIIMI MAE also made an investment in the Services Partnership by contributing certain mortgage servicing contracts valued at $538,000 for an initial 8% general partnership interest.

(2)  Represents the fair value of the remaining intangible assets that CRIIMI MAE acquired from the CRI Mortgage Businesses.

(3)  Represents CRIIMI MAE's acquisition of the workforce and intellectual property of the CRI Mortgage Businesses.  The benefits of these services were previously provided to CRIIMI MAE through the Adviser.  The expected future benefit of such services was the basis for the determination of the fair value.

(4)  Reflects the allocation of the purchase price to goodwill.  Goodwill is represented by the excess of purchase price over the fair value of the net assets acquired.

     Following is certain pro forma financial information of CRIIMI MAE as though the acquisition had occurred on January 1, 1994:

                                      For the years ended December 31,
                                        1995               1994
                                  -----------------  -----------------
Income                            $ 83,166,704       $ 73,376,345
Net Income                        $ 18,765,271       $ 26,717,690
Earnings per share                $       0.63       $       0.99


     The Principals and the Executive Officers entered into employment and non-competition agreements with CRIIMI Management for terms of five years and three years, respectively. The agreements require each Principal to devote a substantial portion of his time to the affairs of CRIIMI MAE and its affiliated entities, except that each of them may devote time to his other existing business activities; provided that the time devoted to such other existing business activities does not interfere with the performance of his duties to CRIIMI MAE and its affiliated entities. The Principal's agreements define the phrase "substantial portion" to mean all of the time required to perform the services necessary and appropriate for the conduct of the businesses of CRIIMI MAE and its affiliated entities.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Merger of CRI Mortgage Businesses - Continued

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

     In addition to the Common Shares received, each of the Principals received from CRIIMI MAE options to purchase one million Common Shares at an exercise price equal to $1.50 per share more than the aggregate average of the high and low sale prices of Common Shares on the New York Stock Exchange during the ten trading days preceding the Closing Date, which average sale price was calculated at $8.27 per share (the Trading Price) and 500,000 Common Shares at an exercise price equal to $4.00 per share more than the Trading Price. The options vest in equal installments on the first five anniversaries of the Closing Date. The Executive Officers received options to purchase a total of 180,000 Common Shares at an exercise price equal to $1.50 per share more than the Trading Price. In addition, certain other officers (the Other Officers) of CRIIMI MAE received options to purchase a total of 50,000 Common Shares at an exercise price of $1.50 per share more than the Trading Price. These options vest in equal installments on the first three anniversaries of the Closing Date. The Principals', Executive Officers' and Other Officers' options expire on the eighth anniversary of the Closing Date.

     As discussed in Note 14, in June 1995, a complaint was filed in the United States District Court for the District of Maryland against CRIIMI MAE's directors in connection with the Merger.

4.   Transactions with Related Parties

     Below is a summary of the related party transactions which occurred during the years ended December 31, 1995, 1994 and 1993. These items are described further in the text which follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

                                                           For the years ended December 31,
                                                        1995              1994            1993
                                                    ------------      ------------    ------------

PAYMENTS TO THE ADVISER:
------------------------
Annual fee - CRIIMI MAE (a)(h)                      $  1,493,297      $  2,567,101    $  1,266,494
Annual fee - CRI Liquidating (a)                         416,007(g)        696,342(g)    1,234,291(g)
Incentive fee - CRIIMI MAE (a)                                --           497,675         213,972
Incentive fee - CRI Liquidating (f)                           --           394,812         256,290
Mortgage selection fees - CRIIMI MAE (b)                 212,909         1,570,415       2,416,253
                                                    ------------      ------------    ------------
     Total                                          $  2,122,213      $  5,726,345    $  5,387,300
                                                    ============      ============    ============
PAYMENTS TO CRI:
----------------
Expense reimbursement - CRIIMI MAE (c)(i)           $  1,302,074      $  1,524,440    $    707,110
Expense reimbursement - CRI Liquidating (c)(j)           125,482           285,423         254,039
                                                    ------------      ------------    ------------
     Total                                          $  1,427,556      $  1,809,863    $    961,149
                                                    ============      ============    ============
AMOUNTS RECEIVED OR ACCRUED FROM RELATED PARTIES:
CRIIMI, Inc.
------------------------------------------------
  Income (d)                                        $  1,953,835     $   1,905,074    $  2,015,861
  Return of capital (e)                                  261,364           737,560          13,108
                                                    ------------     -------------    ------------
     Total                                          $  2,215,199     $   2,642,634    $  2,028,969
                                                    ============     =============    ============

CRI/AIM Investment Limited Partnership (d)(h)       $    738,362     $     700,000    $    700,000
                                                    ============     =============    ============
Expense Reimbursements to CRIIMI Management
-------------------------------------------
CRI Liquidating and the AIM Funds (c)(j)            $    183,650     $          --    $         --
Services Partnership (c)(j)                              576,483                --              --
                                                    ------------     -------------    ------------
                                                    $    760,133     $          --    $         --
                                                    ============     =============    ============

(a)  Included in the accompanying consolidated statements of income.
(b)  Included as deferred costs on the accompanying consolidated balance sheets and amortized over the expected mortgage life.
(c)  Included as general and administrative expenses on the accompanying consolidated statements of income.
(d)  Included as equity in earnings from investments on the accompanying consolidated statements of income.
(e)  Included as a reduction of equity investments on the accompanying consolidated balance sheets.
(f)  Netted with gains on mortgage dispositions on the accompanying consolidated statements of income.
(g)  As a result of reaching the carryover CRI Insured Mortgage Investments Limited Partnership (CRIIMI I) target yield during the first quarter of 1995, CRI Liquidating paid deferred annual fees of $28,467.  The carryover CRIIMI I target yield was not achieved during the second, third or fourth quarters of 1995.  As a result of reaching the carryover CRIIMI I target yield during 1994 and 1993, CRI Liquidating paid deferred annual fees of $118,659 and $330,087, respectively.  The amount paid in
     1993 included deferred annual fees of $86,395 from 1992.
(h)  As of June 1, 1993, pursuant to the First Amendment to the CRI Insured Mortgage Association, Inc. advisory agreement (the
     Advisory Agreement), CRI guaranteed that CRIIMI MAE would receive an annual distribution from CRI/AIM Investment Limited
     Partnership of $700,000.  CRIIMI MAE was granted the right to reduce the amounts paid to the Adviser by the difference between the guaranteed $700,000 distribution and the amount actually paid to CRIIMI MAE by CRI/AIM Investment Limited Partnership.  As


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

     such, the amounts paid to the Adviser for the year ended December 31, 1995 were reduced by $158,811, which represents the difference between the guaranteed distribution for the six months ended June 30, 1995 and the amount actually paid to CRIIMI
     MAE.  The amounts paid to the Adviser for the years ended December 31, 1994 and 1993, were reduced by $312,222 and $101,859, respectively, which represents the difference between the guaranteed distribution for the period and the amount actually paid to CRIIMI MAE.  Additionally, during 1993, CRIIMI MAE was paid $199,805 by CRI in connection with the guaranteed distribution.
     This guarantee was terminated effective June 30, 1995 in connection with the transaction in which CRIIMI MAE acquired the CRI
     Mortgage Businesses and became self-managed and self-administered, as discussed in Notes 1 and 3.
(i)  Prior to CRIIMI MAE becoming a self-managed and self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred by the Adviser on behalf of CRIIMI MAE.  In connection with the Merger, CRIIMI MAE is no longer required to reimburse the Adviser, as these expenses are now directly incurred by CRIIMI MAE.  However, pursuant to an agreement between CRIIMI MAE and CRI (the CRI Administrative Services Agreement), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI MAE's business.  CRIIMI MAE uses the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by CRIIMI Management or provided by another service provider.  The CRI Administrative Services Agreement is terminable on 30 days notice at any time by
     CRIIMI MAE.
(j)  Prior to CRIIMI MAE becoming a self-managed and self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred by the Adviser on behalf of CRI Liquidating and the AIM Funds.  As discussed in Note 3, the transaction in which
     CRIIMI MAE became a self-administered and self-managed REIT has no impact on CRI Liquidating's or the AIM Funds' financial statements except that the expense reimbursements previously paid to CRI, are, effective June 30, 1995, paid to CRIIMI
     Management.  Additionally, effective June 30, 1995, CRIIMI Management is reimbursed for its employees' time and expenses incurred on behalf of the Services Partnership.  The amounts paid by CRI Liquidating to CRI during the year ended December 31,
     1995, represent the reimbursement of expenses incurred prior to June 30, 1995.

CRIIMI MAE's Advisory Agreement
-------------------------------
     CRIIMI MAE is governed by the Board of Directors, a majority of whom are independent directors. From inception through June 30, 1995, the Board of Directors engaged the Adviser, an affiliate of CRI, to act in the capacity of adviser to CRIIMI MAE. Prior to June 30, 1995, the Adviser conducted CRIIMI MAE's day-to-day operations and managed CRIIMI MAE's assets with the goal of maximizing CRIIMI MAE's value. Under the Advisory Agreement between CRIIMI MAE and the Adviser, the Adviser and its affiliates received certain fees and expense reimbursements from CRIIMI MAE through June 30, 1995. However, as discussed in Note 3, effective June 30, 1995, CRIIMI MAE became a self-administered REIT and, pursuant to the Merger, the Advisory Agreement was terminated. Accordingly, the Adviser no longer manages CRIIMI MAE's operations and is, thus, not entitled to receive fees and expense reimbursements from CRIIMI MAE.

     Under the Advisory Agreement (through June 30, 1995), the Adviser received compensation from CRIIMI MAE as follows:

     o An annual fee (the Annual Fee) for managing and master servicing CRIIMI MAE's portfolio of mortgages. The Annual Fee was equal to 0.40% of average invested assets invested in certain mortgage investments, payable quarterly. Such fee was subject to reduction if the spread between the yield on investments declined below the portfolio's cost of funds by greater than 0.40%.

     o An incentive fee, equal to 25% of the amount by which tax basis net income from Additional Mortgage Investments (as defined in the Advisory Agreement) exceeded the annual target return on equity, was payable quarterly, subject to year-end adjustment. The target return on equity was determined on a quarterly basis and equalled 1% over the average yield on Treasury Bonds maturing nearest to ten years from such quarter.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

     o A mortgage selection fee (the Mortgage Selection Fee) for analyzing, evaluating and structuring mortgage investments. The Mortgage Selection Fee was equal to 0.75% of amounts invested in Additional Mortgage Investments.

CRI Liquidating Advisory Agreement
----------------------------------
     CRI Liquidating has also entered into an agreement with the Adviser (CRI Liquidating Advisory Agreement) under which the Adviser is obligated to evaluate and negotiate voluntary mortgage dispositions, provide administrative services to CRI Liquidating and conduct CRI Liquidating's day-to-day affairs.

     Under the CRI Liquidating Advisory Agreement, the Adviser receives compensation from CRI Liquidating as follows:

     o An annual fee (the CRI Liquidating Annual Fee) for managing CRI Liquidating's portfolio of mortgages. The CRI Liquidating Annual Fee is calculated separately based on specific criteria for each of the remaining mortgage pools from the former CRIIMI Funds.

     o The Adviser is also entitled to certain incentive fees (the CRI Liquidating Incentive Fees) in connection with the disposition of certain mortgage investments. Like the CRI Liquidating Annual Fee, the CRI Liquidating Incentive Fees are calculated separately with respect to mortgage investments in each of the mortgage pools from the former CRIIMI Funds.

     The Merger has no impact on the payments required to be made by CRI Liquidating, except that the expense reimbursements previously paid by CRI Liquidating to CRI in connection with the provision of services by its Adviser are paid to CRIIMI Management subsequent to June 30, 1995.

     CRI sublease - CRIIMI MAE has entered into agreements with CRI to sublease approximately 22,400 square feet of office space leased by CRI, at a total annual rent of approximately $450,000. This amount reflects prevailing market rates. All increases in lease occupancy charges, including inflation adjustments and expense reimbursements, will be passed through to CRIIMI MAE on a per square foot basis. The term of the sublease runs concurrently with CRI's lease, which expires on October 31, 1997. CRIIMI MAE may lease additional space, on an as needed basis. During the six months ended December 31, 1995, CRIIMI MAE incurred rent charges of approximately $141,000, which is included in general and administrative expenses on the accompanying consolidated statements of operations.

     Since the Merger, through the Services Partnership, CRIIMI MAE has increased its mortgage advisory and servicing activities in conjunction with its purchases of subordinated securities by acquiring servicing rights for the mortgage loans collateralizing these securities. These servicing rights allow CRIIMI MAE to closely monitor the performance of its subordinated security investments. As of February 1, 1996, the Services Partnership provided a variety of servicing functions on a mortgage portfolio of approximately $2.7 billion. The servicing contracts are contributed to the Services Partnership and increase CRIIMI MAE's interest in that partnership. The Services Partnership provides mortgage servicing and advisory services to third parties, CRIIMI MAE, certain affiliates of CRI and the AIM Funds on a fee basis. CRIIMI MAE, through CRIIMI Management, manages the Services Partnership as general partner.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Fair Value of Financial Instruments

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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Fair Value of Financial Instruments - Continued

                                              As of December 31, 1995            As of December 31, 1994
                                          Amortized Cost       Fair Value    Amortized Cost       Fair Value
                                          --------------     ------------    --------------     ------------

ASSETS
Mortgage security collateral              $  674,289,774     $685,141,970     $ 703,215,753    $ 653,062,381

Mortgages                                    104,507,083      132,823,515       136,120,900      154,373,576

Subordinated securities                      278,400,699      284,717,422        38,858,349       38,353,226

Cash and cash equivalents                     16,577,407       16,577,407         5,143,171        5,143,171

Accrued interest receivable                    9,446,229        9,446,229         7,130,597        7,130,597

LIABILITIES

OBLIGATIONS UNDER FINANCING FACILITIES
  Securitized Mortgage Obligations           645,260,921      662,602,136                --               --
  Other Repurchase Agreements                187,947,276      187,947,276        24,891,783       24,891,783
  Master Repurchase Agreements                        --               --       456,984,347      456,984,347
  Revolving Credit Facility                           --               --       115,000,000      115,000,000
  Bank Term Loans                             21,227,880       21,227,880        30,371,800       30,371,800
                                            ------------     ------------      ------------     ------------
                                            $854,436,077     $871,777,292      $627,247,930     $627,247,930
                                            ============     ============      ============     ============
OFF BALANCE SHEET
Interest rate cap
  agreements-asset                          $  2,492,986     $  1,112,804      $  6,053,163     $ 21,438,096

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Investment in Mortgage Security Collateral and Mortgages
--------------------------------------------------------
     The fair value of the Government Insured Multifamily Mortgages is based on the quoted market price from an investment banking institution which trades these instruments as part of its day-to-day activities.

Investment in Subordinated Securities
-------------------------------------
     The fair value of the subordinated securities is based on the price obtained from an investment banking institution which trades subordinated securities. The estimates of fair value presented herein are not necessarily indicative of the amounts CRIIMI MAE could realize in a current market exchange. The use of different market assumptions, valuation methodologies or both may have a material effect on the estimates of fair value. The fair value estimates presented herein are based on pertinent information available as of December 31, 1995.

Cash and Cash Equivalents and Accrued Interest Receivable
---------------------------------------------------------
     The carrying amount approximates fair value because of the short maturity of these instruments.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Fair Value of Financial Instruments - Continued

Obligations Under Financing Facilities
--------------------------------------
     The fair value of the Securitized Mortgage Obligations is based on the quoted market price from an investment banking institution which trades these instruments as part of its day-to-day activities. The carrying amount of the other obligations under financing facilities approximates fair value because the current rate on the debt is generally reset monthly based on market rates.

Interest Rate Cap Agreements
----------------------------
     The fair value of interest rate cap agreements (used to hedge CRIIMI MAE's floating-rate debt) is the estimated amount that CRIIMI MAE would receive to terminate the agreements as of December 31, 1995 and 1994, taking into account current interest rates and the current creditworthiness of the counterparties. The amount was determined based on the quote received from a financial institution which enters into these types of transactions as part of its day-to-day activities.

6.   Mortgage Security Collateral and Mortgages

     CRIIMI MAE's consolidated investment in mortgage security collateral and mortgages is comprised of FHA-Insured Loans, GNMA Mortgage-Backed Securities and, to a lesser extent, GNMA- guaranteed or HUD-insured non-amortizing construction loans. Such construction loans are intended to be converted to permanent, amortizing insured loans upon completion of construction. Additionally, mortgage security collateral includes Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by FHA-Insured Loans and GNMA Mortgage Backed Securities, as discussed below. As of December 31, 1995, 33% of CRIIMI MAE's investment in mortgage security collateral and mortgages were FHA-Insured Loans, 66% were GNMA Mortgage-backed securities and 1% were construction loans (including loans which collateralize Freddie Mac participation certificates). FHA-Insured loans and GNMA Mortgage-backed securities are collectively referred to as mortgages herein.

     During 1995, CRIIMI MAE funded advances of approximately $7.6 million on Government Insured Construction Mortgages with a weighted average net effective interest rate of approximately 8.2%. These loans are anticipated to convert to permanent loans over the next 3 months with an anticipated maturity of 39.5 years.

     During 1995, CRIIMI MAE consummated three financing transactions which transferred 97% of its directly owned mortgages into wholly-owned financing corporations for financing purposes as follows:

     o During September 1995, CRIIMI MAE transferred 59 GNMA Mortgage-Backed Securities with an aggregate face value of $251 million to Freddie Mac in exchange for Freddie Mac participation certificates evidencing 100% beneficial interests in the mortgages transferred (Freddie Mac Giant Participation Certificates). CRIIMI MAE immediately transferred the Freddie Mac Giant Participation Certificates to its wholly owned financing subsidiary, CRIIMI MAE Financial Corporation II, in conjunction with the issuance of a fixed-rate $249 million Funding Note payable to Freddie Mac (FHLMC Funding Note).

     o During October 1995, CRIIMI MAE transferred 40 FHA-Insured Loans and 17 GNMA Mortgage-Backed Securities with an aggregate face value of $223 million to its wholly-owned financing subsidiary, CRIIMI MAE Financial Corporation, in conjunction with the issuance of $216

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Security Collateral and Mortgages - Continued

          million of fixed rate collateralized mortgage obligations (CMOs).

     o During December 1995, CRIIMI MAE transferred 46 GNMA Mortgage-Backed Securities with an aggregate face value of $198 million to its wholly-owned financing subsidiary, CRIIMI MAE Financial Corporation III, in conjunction with the issuance of a $193 million Funding Note payable to the Federal National Mortgage Association (FNMA Funding Note).

     CRI Liquidating's mortgage investments consist solely of the Government Insured Multifamily Mortgages it acquired from the CRIIMI Funds. The CRIIMI Funds invested primarily in Government Insured Multifamily Mortgages issued or sold pursuant to programs of GNMA and FHA.

     As a result of these transfers, through its wholly owned subsidiaries and CRI Liquidating, CRIIMI MAE owns the following mortgages directly and indirectly:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Security Collateral and Mortgages - Continued


                                                                 As of December 31, 1995
                                                                 -----------------------

                                              Number of            Carrying        Effective        Weighted Average
                                              Mortgages             Value         Interest Rate      Remaining Term
                                              ---------          ------------     -------------     ----------------
CRIIMI MAE                                         6             $ 18,138,311         8.16%            36 years
CRIIMI MAE Financial Corporation                  57              222,533,271         8.45%            33 years
CRIIMI MAE Financial Corporation II               59              252,152,518         7.19%            31 years
CRIIMI MAE Financial Corporation III              46              199,603,985         8.36%            32 years
CRI Liquidating                                   22              114,685,204        10.67%            27 years
                                              ---------          ------------
                                                 190             $807,113,289
                                              =========          ============


                                                                 As of December 31, 1994
                                                                 -----------------------

                                              Number of            Carrying        Effective        Weighted Average
                                              Mortgages              Value        Interest Rate      Remaining Term
                                              ---------          ------------     -------------     ----------------
CRIIMI MAE                                       173             $703,215,753         8.00%           33 years
CRI Liquidating                                   44              154,373,576        10.02%           26 years
                                              ---------          ------------
                                                 217             $857,589,329
                                              =========          ============


     In accordance with SFAS 115 (see Note 2), CRIIMI MAE Financial Corporation's, CRIIMI MAE Financial Corporation II's, and CRIIMI MAE Financial Corporation III's investments in mortgage security collateral are recorded at amortized cost; however, CRIIMI MAE's remaining mortgage investments (approximately $18 million) and CRI Liquidating's mortgage investments are recorded at fair value as of December 31, 1995. CRIIMI MAE's mortgage investments are recorded at amortized cost as of December 31, 1994 and CRI Liquidating's mortgage investments are recorded at fair value as of December 31, 1994. The difference between the amortized cost and the fair value of mortgage investments recorded at fair value represents the net unrealized gains on those mortgage investments, which is reported as a separate component of shareholders' equity as of December 31, 1995 and 1994.

     Descriptions of the mortgage investments owned, directly or indirectly by CRIIMI MAE which exceed 3% of the total carrying value of the consolidated mortgage investments as of December 31, 1995, summarized information regarding other mortgage investments and mortgage investment income earned in 1995, 1994 and 1993, including interest earned on the disposed mortgage investments, are as follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Security Collateral and Mortgages - Continued

                                                                            Mortgage     Mortgage     Mortgage
                                                  Carrying     Effective   Investment   Investment   Investment        Final
                                   Face            Value of    Interest      Income       Income       Income         Maturity
                                  Value of        Mortgages      Rate        Earned       Earned       Earned          Date
                                 Mortgages(B)    (A),(C),(D)     Range       in 1995      in 1994      in 1993         Range
                                -------------   -------------  ---------  ------------ ------------ ------------ ---------------
CRIIMI MAE
----------
FHA-INSURED LOANS
Other

 (3 mortgages)                  $   6,028,102   $   6,230,404      8.654%- $   561,758 $    369,990   $   75,326  March 2020 -
                                                                  10.700                                            May 2028
CONSTRUCTION
LOANS
Other
 (2 loans)                         11,075,557      11,207,079      7.75%-    1,994,627**  4,145,462**  5,099,429**              *
                                                                   8.40%
GNMA Mortgage-
Backed Securities
-----------------
Other
 (1 mortgage)                         689,181         700,828      7.046%       46,786       39,641           --   February 2029
                                 ------------   -------------             ------------ ------------ ------------
Sub-Total                          17,792,840      18,138,311                2,603,171    4,555,093    5,174,755
                                 ------------    ------------             ------------ ------------ ------------
CRIIMI MAE Financial
  Corporation
--------------------
FHA-Insured Loans
-----------------
Other
  (40 mortgages)                  144,762,766     144,478,663      7.345%-  12,604,103   10,343,783    4,145,045      May 1999 -
                                                                  11.000%                                             April 2034
GNMA Mortgage-
Backed Securities
-----------------
Other
  (17 mortgages)                   77,638,141      78,054,608      7.929%-   6,372,047    4,473,431    1,590,942     June 2018 -
                                 ------------    ------------      9.750% ------------ ------------ ------------      April 2035
Sub-total                         222,400,907     222,533,271               18,976,150   14,817,214    5,735,987
                                 ------------    ------------             ------------ ------------ ------------

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Security Collateral and Mortgages - Continued

                                                                            Mortgage     Mortgage     Mortgage
                                                  Carrying     Effective   Investment   Investment   Investment        Final
                                    Face           Value of    Interest      Income       Income       Income        Maturity
                                  Value of        Mortgages      Rate        Earned       Earned       Earned          Date
                                 Mortgages(B)    (A),(C),(D)     Range       in 1995      in 1994      in 1993         Range
                                -------------   -------------  ---------  ------------ ------------ ------------ ---------------
CRIIMI MAE Financial
  Corporation  II
--------------------
GNMA Mortgage-
Backed Securities
-----------------
San Jose South                     29,419,288      29,675,405      7.656%    2,136,701    2,157,217       11,479   October 2023
Somerset Park                      29,790,350      30,351,884      7.407%    2,182,221    2,197,079      734,515   July 2028
Other
 (57 mortgages)                   190,694,287     192,125,229      7.135%-  13,894,693   13,177,809    3,824,070  June 2018 -
                                                                   8.015%                                             July 2031
                                  -----------     -----------               ----------   ----------    ---------
Sub-total                         249,903,925     252,152,518               18,213,615   17,532,105    4,570,064
                                  -----------     -----------               ----------   ----------    ---------

CRIIMI MAE Financial
  Corporation  III
--------------------
GNMA Mortgage-
Backed Securities
-----------------
Other
  (46 mortgages)                  198,845,183     199,603,985      7.114%-  15,772,887   12,405,931    7,951,248   August 2015 -
                                                                  10.935%                                          February 2035
                                  -----------     -----------               ----------   ----------    ---------
Sub-total                         198,845,183     199,603,985               15,772,887   12,405,931    7,951,248
                                  -----------     -----------               ----------   ----------    ---------

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Security Collateral and Mortgages - Continued

                                                                            Mortgage     Mortgage     Mortgage
                                                  Carrying     Effective   Investment   Investment   Investment        Final
                                   Face            Value of    Interest      Income       Income       Income        Maturity
                                  Value of        Mortgages      Rate        Earned       Earned       Earned          Date
                                 Mortgages(B)    (A),(C),(D)     Range       in 1995      in 1994      in 1993         Range
                                -------------   -------------  ---------  ------------ ------------ ------------ ---------------
CRI Liquidating
---------------
FHA-Insured Loans
-----------------
Other
 (21 mortgages)                   106,750,190     111,528,786      8.805%-   9,045,103    9,100,507    9,150,361  November 2017 -
                                                                  12.483%                                          June 2025
GNMA Mortgage-
Backed Securities
-----------------
Other (1 mortgage)                  2,975,895       3,156,418      10.14%      292,094      294,014      295,749  September 2022
                                 ------------    ------------             ------------ ------------ ------------
Sub-total                         109,726,085     114,685,204                9,337,197    9,394,521    9,446,110
                                 ------------    ------------             ------------ ------------ ------------
Total investment in
  mortgages and mortgage
  security collateral             798,668,940     807,113,289               64,903,020   58,704,864   32,878,164
                                 ------------    ------------             ------------ ------------ ------------

Less CRI Liquidating's
  share of mortgage interest
  relating to investment in
  limited partnerships
  accounted for under the                                                           --           --    (308,093)
  equity method



                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Security Collateral and Mortgages - Continued

                                                                            Mortgage     Mortgage     Mortgage
                                                  Carrying                 Investment   Investment   Investment
                                   Face            Value of    Effective     Income       Income       Income
                                  Value of        Mortgages    Interest      Earned       Earned       Earned
                                 Mortgages(B)    (A),(C),(D)     Rate        in 1995      in 1994      in 1993
                                -------------   -------------  ---------  ------------ ------------ ------------
Mortgage Dispositions:

    1995                                   --              --    8.35%-      1,211,622    5,702,303    5,682,301
                                                                11.00%

    1994                                   --              --    8.44%-                   2,636,175    7,775,872
                                                                12.12%

    1993                                   --              --    8.00%-                          --    4,241,328
                                                                11.79%
                                 ------------    ------------              -----------  -----------  -----------
Investment in
  mortgages and
  mortgage security
  collateral                     $798,668,940    $807,113,289              $66,114,642  $67,043,342  $50,269,572
                                 ============    ============              ===========  ===========  ===========
Investment in
  Limited Partner-
  ships                                          $         --              $   119,526  $   (49,032) $    43,605
                                                 ============              ===========  ===========  ===========

*    Construction draws are part of a short-term financing process and are funded to cover construction costs.  The construction draws are converted into a long-term permanent loan generally within a 24-month period from the initial endorsement by HUD.
**   Includes mortgage investment income earned on construction loans that converted to permanent loans during 1995 (6 loans), 1994
     (10 loans) and 1993 (15 loans).


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Security Collateral and Mortgages - Continued

(A) All mortgages are collateralized by first or second liens on residential apartment, retirement home, nursing home or townhouse complexes which have diverse geographic locations and are FHA-Insured Loans or GNMA Mortgage-Backed Securities. Payment of the principal and interest on FHA-Insured Loans is insured by HUD pursuant to Title 2 of the National Housing Act. Payment of the principal and interest on GNMA Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act. The investment in limited partnerships is not federally insured or guaranteed.

(B) Principal and interest on permanent mortgages is payable at level amounts over the life of the mortgage investment. Total annual debt service payable to CRIIMI MAE, its financing subsidiaries and CRI Liquidating for the mortgage investments held as of December 31, 1995 is approximately $64 million.

(C) Reconciliations of the carrying amount of CRIIMI MAE's consolidated mortgage investments for the years ended December 31, 1995 and 1994 follow:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Security Collateral and Mortgages - Continued

                                                         For the year ended                  For the year ended
                                                         December 31, 1995                   December 31, 1994
                                                  ------------------------------      ------------------------------
Balance at beginning of year                                        $857,589,329                        $741,591,085

Additions during the year:
  Purchases and advances on construction
    loans                                                              7,858,922                         235,758,541
  Amortization of discount                                               675,834                             979,054
  Adjustment to net unrealized gains
    on mortgage investments                                           10,063,756                                  --
Deductions during the year:
  Principal payments                              $  6,015,172                        $  6,107,350
  Mortgage dispositions                             62,949,716                          81,437,533

  Adjustment to net unrealized
    gains on mortgage investments                           --                          33,097,088
  Accretion of premium                                 109,664        69,074,552            97,380       120,739,351
                                                  ------------      ------------      ------------      ------------
Balance at end of year                                              $807,113,289                        $857,589,329
                                                                    ============                        ============

(D) Principal Amount of Loans Subject to Delinquent Principal or Interest is not presented since all required payments with respect to CRIIMI MAE's consolidated mortgage investments are current and none of these mortgage investments is delinquent as of December 31, 1995.

7.   Investment in Subordinated Securities

     In addition to investing in Government Insured Multifamily Mortgages, the Board of Directors has authorized CRIIMI MAE to invest in other mortgage investments which are not federally insured or guaranteed provided that specific equity requirements are met based on management's perceived level of risk of the investment.

     The following table summarizes information related to these investments on an aggregate basis by pool:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Investment in Subordinated Securities - Continued

                                                               Coupon                              Amortized         Amortized
                               Date           Face              Rate          Weighted                Cost             Cost
Pool                         Acquired        Amount       (as of 12/31/95)   Average Life(1)    (as of 12/31/95)  (as of 12/31/94))
                           ------------    ------------   ----------------   ---------------    ----------------  -----------------
Mortgage Capital
  Funding, Inc.
    Series 1993-C1         Dec 1994        $ 19,678,873         8.7%            3 years         $ 17,369,966        $ 16,843,667
    Series 1994-MC1        Jul-Dec 1994      34,404,344         8.7%            8 years           22,109,527          22,014,682
    Series 1995-MC1        Aug 1995          33,174,998         9.6%           22 years           25,517,298                  --

Nomura Asset Securities
  Series 1994-C3           April-Aug 1995    25,177,237         9.4%           16 years           22,046,894                  --

Structured Mortgage
  Securities Corp.
    Series 1995-M1         May 1995          15,204,614         9.0%           18 years            9,835,280                  --

Asset Securitization Corp.
  Series 1995-D1           Aug 1995          30,575,983         7.6%           20 years           20,205,692                  --

Lehman Pass-Through
  Securities Inc.
    Series 1994-A          Oct 1995          10,284,271         8.6%            9 years            6,084,922                  --

LB Commercial Conduit
  Series 1995-C2           Nov 1995          42,878,739         9.5%           15 years           35,501,330                  --

DLJ Mortgage Acceptance
  Corporation
    Series 1995-CF2        Dec 1995          61,000,000         8.8%           13 years           50,730,005                  --

Merrill Lynch Mortgage
  Investors, Inc.
    Series 1995-C3         Dec 1995          90,105,863         8.5%           15 years           68,999,785                  --
                                           ------------                                         ------------        ------------
Total                                      $362,484,922                                         $278,400,699        $ 38,858,349
                                           ============                                         ============        ============

 (1)  Weighted average life represents the weighted average expected life of the securities prior to consideration of losses, extensions or prepayments other than those factored in the assumed constant prepayment rate used at closing which ranged from 0% -
4% depending upon the portfolio.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Investment in Subordinated Securities - Continued

The aggregate investment by the underlying rating of the securities is as] follows:

                                                              Amortized Cost as of
Security Rating        Face Amount          %        December 31, 1995   December 31, 1994
---------------        ------------     --------     -----------------   -----------------
BBB Rated              $  4,000,000       1.1%         $  3,980,991        $          --

BB Rated                173,076,601      47.7%          155,251,834          19,149,299

B Rated                 118,725,728      32.8%           91,664,602          15,166,842

Unrated                  66,682,593      18.4%           27,503,272           4,542,208
                       ------------     -----          ------------        ------------
Total                  $362,484,922     100.0%         $278,400,699        $ 38,858,349
                       ============     =====          ============        ============


     CRIIMI MAE's investment in the lower rated and unrated tranches provides credit support to the more senior bond classes of the related commercial securitization. The REMICs allocate the cash flow from the underlying mortgages to the securitized tranches, with the investment grade or higher rated tranches having a priority right to the cash flow until their investment returns are met. Then, any remaining cash flow is allocated among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the unrated tranche will bear this loss first. To the extent there are losses in excess of the unrated tranche's stated right to principal and interest, then the most subordinated rated tranches will begin absorbing losses.

     Based on the timing and amount of future credit losses and prepayments estimated by management, the weighted average anticipated yield over the expected average life for the investments in subordinated securities as of December 31, 1995 is approximately 12%. The accounting treatment required under generally accepted accounting principles requires that the income on these investments be recorded on a level yield basis given the anticipated yield to maturity on these investments. This currently results in income which is lower for financial statement purposes than for tax purposes. CRIIMI MAE anticipates the leveraged return on these investments will approximately 22% over the life of the investments. This return was determined based on the anticipated yield over the expected weighted average life of the investments, which considers anticipated losses, net of interest expense attributable to the financing of the rated tranches at current interest rates.

     Management's anticipated returns on these investments are based upon a number of assumptions that are currently subject to certain business and economic uncertainties and contingencies, including, without limitation, the potential lack of a liquid secondary market for these securities, prevailing interest rates on the current floating-rate debt financing, renewal of the repurchase agreements (which provided financing toward the purchase of the rated tranches of the subordinated securities) at similar terms or the availability of alternative financing, and the timing and magnitude of credit losses on the underlying mortgages collateralizing the securities that are a result of the general condition of the real estate market, including competition for tenants and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter these

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Investment in Subordinated Securities - Continued

assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.

     In making these investments, CRIIMI MAE and its affiliates apply their knowledge of multifamily and other commercial mortgages to perform due diligence on the mortgage investments collateralizing the securities. This analysis may include reviewing, to the extent available, the operating records of the underlying real estate assets, appraisals, environmental studies, market studies and architectural and engineering studies, and where deemed necessary, independently developing projected operating budgets. In addition, site visits are conducted at a majority of the properties. In addition to performing these steps in connection with the due diligence, CRIIMI MAE also reviews the servicing terms of the transactions. CRIIMI MAE will generally make investments of this type when satisfactory arrangements exist whereby CRIIMI MAE can closely monitor the performance of the collateral. CRIIMI MAE believes that all transactions entered into to date have had such satisfactory arrangements.

     The underlying mortgages supporting CRIIMI MAE's investment in subordinated securities (aggregate) made to date are concentrated as follows as of December 31, 1995:

     Property Type
     -------------
     Multifamily              57%
     Retail                   20%
     Hotel                    10%
     Other                    13%

     Geographic
     ----------
     Texas                    20%
     California                9%
     Florida                   7%
     Other                    64% (1)

(1)  No other individual state makes up more than 5% of the total.

     Investments in uninsured mortgage and mortgage-related investments, such as subordinated securities, are expected to represent a significant component of CRIIMI MAE's new business activity for the foreseeable future. As described in
Note 9, upon closing on the purchase of the subordinated securities, CRIIMI MAE entered into a series of repurchase agreements which provided financing to purchase the rated tranches of the subordinated securities (the unrated tranches were purchased with equity or available cash). As of December 31, 1995, between 65% and 80% of the respective purchase prices were financed, resulting in aggregate borrowings of approximately $188 million. See Note 9 for a further discussion of these repurchase agreements.

8.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income

     Reconciliations of the financial statement net income to the tax basis income for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income - Continued


                                                        1995           1994          1993
                                                    -----------    -----------   -----------
Consolidated financial statement
  net income                                        $18,534,089    $26,010,119   $15,757,505

Adjustment due to accounting for subsidiary
  as a pooling for financial statement
  purposes and a purchase for tax purposes            4,466,852      3,610,806     4,412,645
Mortgage dispositions                                    53,740        200,195        81,756
Reamortization of investments in
  subordinated securities                               741,391        187,305            --
Interest income - U.S. Treasuries                       714,599        860,202       973,619
Interest expense - defeased notes                    (1,005,382)    (1,198,027)   (1,390,672)
Interest expense - amortization of
  deferred financing and debt issue costs            (2,087,222)      (290,158)      366,093
Interest expense - write-off of deferred
    financing costs and adjustment to
    valuation of hedges                               2,393,106        795,614      (280,683)
Gain on sale of shares of subsidiary                         --             --     1,581,247
Provision for settlement of litigation                 (656,127)      (557,340)    1,250,000
Equity in earnings from investments                     514,773         (7,462)       87,341
Amortization of assets acquired in the Merger         1,435,356             --            --
Other                                                   182,639         (4,831)      176,387
                                                    -----------    -----------   -----------
Tax basis income                                    $25,287,814    $29,606,423   $23,015,238
                                                    ===========    ===========   ===========

Tax basis income per share                          $      0.89    $      1.17   $      1.14
                                                    ===========    ===========   ===========

Weighted average number
  of shares outstanding (for tax purposes)           28,536,557     25,309,560    20,183,533
                                                    ===========    ===========    ==========


     Differences in the financial statement net income and the tax basis income principally relate to differences in the methods of accounting for the Merger, mortgage investments, subordinated securities, long-term debt, deferred financing costs, U.S. Treasury Securities, partnership investments and the merger of the CRIIMI Funds.

     As a result of the foregoing, the nature of the dividends for income tax purposes on a per share basis is as follows:

                               1995      1994      1993
                              ------    ------    ------
Ordinary income               $ 0.73    $ 0.72    $ 0.81
Long-term capital gains         0.19      0.44      0.31
                              ------    ------    ------
                              $ 0.92    $ 1.16    $ 1.12
                              ======    ======    ======

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Obligations under Financing Facilities

     The following table summarizes CRIIMI MAE's debt outstanding as of December 31, 1995 and 1994:


                                                Year ended December 31, 1995                      Year ended December 31, 1994
                             --------------------------------------------------------------    ------------------------------------
-----------
                               Balance      Eff. Rate     Average     Average     Maturity       Balance        Average     Average
Type of Debt                 at year end   at year end    Balance    Eff. Rate      Date       at year end      Balance    Eff. Rate
------------                 ------------  -----------  ------------ ---------   ----------    ------------   ------------ ---------
FHLMC Funding Note (1)       $239,485,471      7.4%     $ 66,000,000    7.4%     Sept 2031     $         --   $         --     --

FNMA Funding Note (2)         195,501,376      7.4%        8,700,000    7.4%     March 2035              --             --     --

CMOs (3)                      210,274,074      7.3%       47,300,000    7.3%     Jan 2033                --             --     --

Master Repurchase Agreements
                                       --      N/A       408,700,000    6.7%     April 1996     456,984,347    410,200,000    5.1%


Other Repurchase Agreements   187,947,276      7.0%       56,500,000    7.3%     March 1996 -    24,891,783      2,500,000    6.9%
                                                                                   Dec 1996

Revolving Credit Facility/
  Commercial Paper                     --      N/A        49,400,000    6.6%         N/A        115,000,000    107,200,000    5.0%

Bank Term Loans                21,227,880      5.2%(4)    21,600,000    6.6%(4)  April 1997 -    30,371,800     40,000,000    5.4%
                                                                                   Dec 1998

Working Capital Line of
  Credit                               --      N/A           400,000    6.6%     May 1996                --             --      --
                             ------------                                                      ------------
   Total                     $854,436,077                                                      $627,247,930
                             ============                                                      ============

(1)  As of December 31, 1995, the face amount of the note was $248,821,009 with unamortized discount of $9,335,538.  During 1995, discount amortization of $88,599 was recorded as interest expense.

(2)  As of December 31, 1995, the face amount of the note was $198,394,480 with unamortized discount of $2,893,104.  During 1995, discount amortization of $20,815 was recorded as interest expense.

(3)  As of December 31, 1995, the face amount of the note was $215,766,328 with unamortized discount of $5,492,254.  During 1995, discount amortization of $42,746 was recorded as interest expense.

(4)  The average effective interest rate for 1995 includes the impact of a rate reduction agreement which was in place from July
1995 through December 1995, providing for a reduction in the rate on a portion of the loan based on balances maintained at the bank.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

     CRIIMI MAE's debt matures as follows:

          1996               $200,277,276
          1997                  5,647,880
          1998                  3,250,000
       1999-2000                       --
        Beyond                645,260,921
                             ------------
            Total            $854,436,077
                             ============


Securitized Mortgage Obligations
--------------------------------
     CRIIMI MAE through three wholly owned financing subsidiaries issued approximately $664 million (face amount) of long-term fixed-rate debt in order to refinance short-term, floating-rate debt during the third and fourth quarters of 1995. Changes in interest rates will have no impact on the cost of funds or the collateral requirements on this debt. Proceeds from the issuance of this long-term debt, net of original issue discount, were applied as follows: $557 million was used to pay down short-term debt facilities, approximately $8.0 million was used to pay transaction costs and approximately $80 million was available for investments in subordinated securities. As of December 31, 1995, approximately $10 million remains available for investment, which will likely be invested in additional subordinated securities in March 1996.

     As discussed further in Note 6, the refinancings were completed through three separate transactions. GNMA Mortgage- Backed Securities with a fair value of approximately $254 million as of December 31, 1995 are pledged as security for the FHLMC Funding Note. The CMOs are collateralized by FHA-Insured Loans and GNMA Mortgage-Backed Securities with a fair value of approximately $228 million as of December 31, 1995. GNMA Mortgage-Backed Securities with a fair value of approximately $203 million as of December 31, 1995 are pledged as security for the FNMA Funding Note.

     Each of the above-mentioned transactions has been accounted for as a financing in accordance with FASB Technical Bulletin 85-2. The discount on the CMOs and the Funding Notes is being amortized on a level yield basis. Transaction costs were capitalized and are included in deferred costs on the accompanying balance sheet as of December 31, 1995.

Master Repurchase Agreements and Revolving Credit Facility
----------------------------------------------------------
     Prior to the refinancings described above, CRIIMI MAE financed the purchase of FHA-Insured Loans and GNMA Mortgage-Backed Securities through the use of two separate Master Repurchase Facilities with two separate lenders and a Revolving Credit Facility. As of December 31, 1995, no amounts were outstanding under these facilities. The Master Repurchase Facility with one lender and the Revolving Credit Facility were both terminated upon the completion of the refinancings described above. An outstanding commitment of $300 million is available under one of the Master Repurchase Facilities; however, CRIIMI MAE anticipates that the utilization of this commitment would not currently exceed $20 million. Any borrowings under the Master Repurchase Facility would be required to be secured by FHA-Insured Loans or GNMA Mortgage-Backed Securities. This facility terminates on April 1, 1996.

Other Repurchase Agreements
---------------------------

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

     As of December 31, 1995 and 1994, CRIIMI MAE had financed through other repurchase agreements between 65% and 80% of the purchase price of each of the BBB, BB and B rated tranches of subordinated securities. The interest rates are generally based on one-month LIBOR, plus a spread ranging from 1.0% to 1.5%.
The repurchase agreements are secured, generally, by the rated tranches with an aggregate fair value of approximately $260 million and $34 million as of December 31, 1995 and 1994, respectively. These agreements mature between March 1996 and December 1996. CRIIMI MAE expects to renew each of the outstanding agreements or replace these agreements with alternative financing.

Bank Term Loans
---------------
     CRIIMI MAE has two reducing term loans (Bank Term Loans) with a lender. As of December 31, 1995 and 1994, Bank Term Loan I was secured by the value of 6,950,000 and 13,124,000 CRI Liquidating shares owned by CRIIMI MAE, respectively, based on a current requirement that collateral valued at 175% of the outstanding balance secure the loan. Bank Term Loan I was refinanced effective March 31, 1995 providing for a reduced interest rate spread, CRIIMI MAE's choice of one, two or three-month LIBOR and collateral requirements of 175% of the outstanding loan amount. Bank Term Loan I requires a quarterly principal payment based on the greater of (i) the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing Bank Term Loan I or (ii) the amount necessary to bring Bank Term Loan I to its scheduled outstanding balance at the end of such quarter. Any remaining amounts outstanding are due by April 1, 1997.

     In connection with the Merger of the CRI Mortgage Businesses into CRIIMI MAE, as discussed in Note 3, CRIIMI Management assumed certain debt of the CRI Mortgage Businesses in the principal amount of $9,100,000 (Bank Term Loan II). Simultaneous with the closing of the Merger, this debt was refinanced. Bank Term Loan II is secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and is guaranteed by CRIIMI MAE. The loan requires quarterly principal payments of $650,000 and matures on December 31, 1998. Interest on the loan is based on CRIIMI MAE's choice of one, two or three-month LIBOR, plus a spread of 1.25%.

Working Capital Line of Credit
------------------------------
     CRIIMI MAE executed a $10 million working capital line of credit with a lender during February 1995, which matures May 31, 1996. Outstanding borrowings under the line of credit will be secured by shares of CRI Liquidating valued at approximately 175% of any outstanding borrowings. CRIIMI MAE expects to renew this line of credit.

     During September 1995, $7 million was borrowed under the working capital line of credit on an interim basis until the proceeds from the FHLMC Funding Note were received, at which time the working capital line of credit was paid in full.

Other Debt Related Information
------------------------------
     During January 1996, CRIIMI MAE's management adopted and the Board of Directors approved a change in its investment policy requiring, among other things,: (1) A maximum overall debt-to- equity ratio of 5 to 1, (2) Maximum debt-to-equity ratios for specific asset types based on management's perceived risk of those investments and the related funding, and (3) Interest rate hedge agreements in a notional amount of at least 75% of the outstanding floating-rate debt. This policy will enable CRIIMI MAE to continue to utilize leverage in

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

taking advantage of investment opportunities in the marketplace while directing and monitoring how CRIIMI MAE funds these investments.

     As previously stated, changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 76% of CRIIMI MAE's current consolidated debt. Fluctuations in interest rates will continue to impact the value on that portion of CRIIMI MAE's investments which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place. In certain circumstances, including, among other things, increases in interest rates or decreases in credit quality of the underlying asset, CRIIMI MAE would be required to pledge additional collateral in connection with its short-term, floating-rate borrowing facilities. If CRIIMI MAE did not have adequate collateral to meet these requirements, it could be forced to sell assets to pay down such debt. However, management is continually monitoring the levels of unencumbered collateral and is exploring options to refinance the existing repurchase agreements which are secured, generally, by holdings of rated subordinated securities.

     CRIIMI MAE's use of leverage carries with it the risk that the cost of borrowing could increase without a corresponding increase in the return on its investments, which could result in reduced net income and thereby reduce the return to shareholders. This risk has been substantially reduced with the refinancings discussed above. The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying asset. CRIIMI MAE had adequate unencumbered assets to meet requirements during 1995 and 1994 and expects to have adequate unencumbered assets as required under its financing facilities during 1996. CRIIMI MAE's ability to extend or refinance debt facilities upon maturity will depend on a number of variables including, among other things, CRIIMI MAE's financial condition and its current and projected results from operations which are impacted by a number of variables, including changes in interest rates. Management continuously monitors CRIIMI MAE's overall financing and hedging strategy in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

     For the year ended December 31, 1995, the weighted average cost of borrowing on all of CRIIMI MAE's borrowings, including amortization of discounts and deferred financing fees of $3.8 million, was approximately 7.5%. This cost does not include the impact of the adjustment to hedges for valuation and sales (see Note 10 for further discussion). As of December 31, 1995, CRIIMI MAE's debt-to-equity ratio was approximately 3.0 to 1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 3.0 to 1.0. CRIIMI MAE is in the process of negotiating a revised debt-to- equity requirement with its lenders to bring this requirement in line with the recently approved investment policy which allows a 5.0 to 1.0 debt to equity ratio. Management anticipates that CRIIMI MAE's lenders will approve a change in this ratio.

10.  Interest Rate Hedge Agreements

     CRIIMI MAE has entered into interest rate hedging agreements to partially limit the adverse effects of rising interest rates on its floating-rate borrowings. Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. The following

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Interest Rate Hedge Agreements - Continued

hedge agreements were in place at December 31, 1995:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Interest Rate Hedge Agreements - Continued


  Notional
  Amount                     Effective Date        Maturity Date(c)       Cap        Index
------------              --------------------    -----------------      ------      -------
$ 50,000,000              June 25, 1993           June 25, 1998          6.5000%     3M LIBOR
  50,000,000              July 20, 1993           July 20, 1998          6.2500%     3M LIBOR
  35,000,000(a)           February 2, 1994        February 2, 1999       6.1250%     1M LIBOR
  50,000,000(a)           March 25, 1994          March 25, 1998         6.5000%     3M LIBOR
  50,000,000              August 27, 1993         August 27, 1997        6.1250%     3M LIBOR
------------
$235,000,000(b)
==============

(a) Approximately $1.7 million of costs were incurred during 1994 in connection with the purchase of interest rate hedge agreements.  These costs are being amortized using the effective interest method over the term of the interest rate hedge agreements for financial statement purposes and in accordance with the regulations under Internal Revenue Code Section 446 with respect to notional principal contracts for tax purposes.  No new hedge agreements were entered into during 1995.
(b) CRIIMI MAE's designated interest rate hedge agreements hedge CRIIMI MAE's floating-rate borrowing costs.  As of December 31,
    1995, total borrowings of approximately $209 million are hedged by the interest rate hedge agreements.  CRIIMI MAE expects the balance of its floating-rate debt to increase during the first half of 1996 in line with the balance of its interest rate caps treated as hedge agreements.
(c) The weighted average remaining term for these interest rate cap agreements is approximately 2.4 years.


    In addition to the above interest rate cap agreements which are treated as hedges against rising interest rates, CRIIMI MAE holds the following additional interest rate caps:

  Notional
  Amount                     Effective Date        Maturity Date          Cap        Index
------------              --------------------    -----------------      ------      -------
$ 50,000,000              November 10, 1993       November 10, 1997      6.0000%     3M LIBOR
  50,000,000              August 10, 1993         August 10, 1997        6.0000%     3M LIBOR
  25,000,000              May 24, 1991            May 24, 1996           9.0000%       CP
  25,000,000              June 17, 1991           June 17, 1996          8.4500%       CP
  50,000,000              July 1, 1993            June 3, 1996           6.5000%     3M LIBOR
  22,892,124(a)           December 31, 1991       March 31, 1996         6.5000%     3M LIBOR
   2,316,806(a)           January 15, 1993        March 29, 1996         6.5000%     3M LIBOR
  17,107,876(a)           December 31, 1991       March 31, 1996         10.500%     3M LIBOR
   1,433,194(a)           March 31, 1993          December 31, 1996      10.500%     3M LIBOR
------------
$243,750,000
============

(a) The notional amounts of these hedges amortize based on the expected pay down schedule of Bank Term Loan I.

     Due to the refinancings completed during 1995 these interest rate cap agreements are no longer needed to hedge interest rate changes. These

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Interest Rate Hedge Agreements - Continued

agreements have been accounted for at fair value, resulting in a charge to income of approximately $1.2 million for the year ended December 31, 1995, which is included in adjustment to hedges for valuation and sales on the accompanying consolidated statement of income. Management expects to hold these caps and continue to account for them at fair value until their expiration dates, or until such time as they are needed to hedge against increases in interest rates on additional floating-rate debt. Additionally, in connection with these refinancings, two interest rate caps, with a notional amount of $100 million, were sold in September 1995, resulting in a loss.

     During 1995, interest rate collars with an aggregate notional amount of $115 million matured. No collars remain outstanding at December 31, 1995. During 1995 and 1994, the CP Index was below the floor on all of the collars in place, resulting in CRIIMI MAE making payments to the counterparties. Total payments to the counterparties on the interest rate collars during the years ended December 31, 1995, 1994 and 1993 amounted to approximately $825,000, $5.0 million and $8.2 million, respectively, which are included in interest expense on the accompanying consolidated statements of income.

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

11.  Deferred Compensation Payable and Note Receivable

     In connection with the Merger discussed in Note 3, CRIIMI MAE has entered into a deferred compensation arrangement with the Principals in the aggregate amount of $5,002,183 pursuant to which CRIIMI MAE agreed to pay each of the Principals for services performed in connection with structuring the Merger. CRIIMI MAE's obligation to pay the deferred compensation is limited, with certain exceptions, to the creation of an irrevocable grantor trust for the benefit of the Principals and to the transfer to such trust of the right to receive such deferred compensation (the Note Receivable) in the amount of $5,002,183. The deferred compensation is fully vested and payable only to the extent that CRI continues to make principal payments on the Note Receivable. However, in the event of bankruptcy or a similar event affecting CRIIMI MAE, the remaining trust corpus would revert back to CRIIMI MAE, and the Principals would become unsecured creditors of CRIIMI MAE. Payments of principal and interest on the Note Receivable and the deferred compensation are payable quarterly and terminate in 10 years. Both the Note Receivable and the deferred compensation obligation bear interest at the prime rate (8.5% as of December 31, 1995) plus 2% per annum.

     During 1995, CRIIMI MAE, through CRIIMI Management, recognized interest income of approximately $267,000 on the Note Receivable, which is included in other investment income on the accompanying consolidated statements of income, and recognized interest expense of approximately $267,000 on the deferred compensation obligation, which is included in interest expense on the accompanying consolidated statements of income. The Deferred Compensation

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Payable and Note Receivable are included in Payables and accrued expenses and Receivables and other assets, respectively, on the accompanying consolidated balance sheet as of December 31, 1995.

12.  Issuance of Stock

     In March 1994, CRIIMI MAE completed a public offering of 5,000,000 shares of common stock at a price to the public of $11.25 per share (the Equity Offering). The net proceeds of the Equity Offering totaled approximately $52.2 million, which CRIIMI MAE used primarily to acquire Government Insured Multifamily Mortgages. The costs of the Equity Offering, including professional fees, filing fees, printing costs and other items, approximated $.7 million. Additionally, underwriting fees in an amount which approximated 6.0% of the gross offering proceeds were incurred. These costs were netted against the offering proceeds.

     On June 23, 1994, CRIIMI MAE filed with the SEC a Shelf Registration Statement on Form S-3 (Commission File No. 33-54267) in order to register for sale Debt Securities, Preferred Shares and Common Shares of CRIIMI MAE to the public in the aggregate principal amount of up to $200 million. CRIIMI MAE may from time to time offer in one or more series the securities in amounts, at prices and on terms to be set forth in supplements to the registration statement. During the fourth quarter of 1994, CRIIMI MAE sold 500,000 shares of common stock, which were formerly held in treasury, under the shelf registration statement for net proceeds of approximately $4.3 million. During 1995, CRIIMI MAE sold an aggregate 1,875,000 shares of common stock under the shelf registration statement for net proceeds of approximately $13.5 million. Additionally, in October 1995 CRIIMI MAE repurchased 27,320 shares for approximately $208,000.

     On June 30, 1995, in conjunction with the Merger, CRIIMI MAE issued 2,761,290 shares, as discussed in Note 3.

     Beginning in the third quarter of 1994, CRIIMI MAE implemented a dividend reinvestment and stock purchase plan (the Plan) which allows shareholders who elect to participate in the Plan (Participants) to purchase additional CRIIMI MAE shares at a 2% discount through the reinvestment of CRIIMI MAE's dividends and through optional cash payments. Common shares purchased under the Plan may be, at CRIIMI MAE's option, newly issued common shares or common shares purchased for Participants in the open market. The price of common shares purchased from CRIIMI MAE with reinvested dividends will be 98% of the average of the closing sales prices of the common shares as reported on the New York Stock Exchange Composite Tape on the five trading days prior to the date on which dividends are paid subject to any threshold price restrictions, as more fully described in the Registration Statement on Form S-3 filed with the SEC covering the shares to be issued under the Plan. The price to Participants of common shares purchased in the open market with reinvested dividends will be 98% of the average price of common shares purchased for the Plan by the Agent over the period during which such common shares are purchased, exclusive of taxes and commissions. CRIIMI MAE reserves the right to modify the pricing or any other provision of the Plan at any time. Participants in the Plan may have cash dividends on all or a portion of their common shares automatically reinvested. Participants may terminate their accounts at any time in the manner provided for in the Plan. During the year ended December 31, 1995 and 1994, 72,075 and 42,446 shares, respectively, were issued under the Plan.

13.  Equity Investments

     CRIIMI MAE, through CRIIMI, Inc., receives the general partner's share of

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.  Equity Investments - Continued

income, loss and distributions (which ranges from 2.9% to 4.9%) from each of the AIM Funds.

     Combined summarized financial information for the AIM Funds as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993 in which CRIIMI MAE's equity in the net income exceeds 10 percent of CRIIMI MAE's net income, is as follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.  Equity Investments - Continued


                    Combined Summarized Financial Information
                                   (Unaudited)

                                 Balance Sheets

                                                        December 31,
                                                 1995               1994
                                             ------------       ------------
Investment in mortgages (including
  mortgages held for disposition)            $574,583,301       $547,499,911
Cash and cash equivalents                      15,698,625         12,383,886
Receivables and other assets                    9,765,317         13,599,061
                                             ------------       ------------
    Total assets                             $600,047,243       $573,482,858
                                             ============       ============


Accounts payable                             $  1,374,647        $ 1,743,001
Distributions payable                          11,633,808         12,845,178
Partners' equity                              587,038,788        558,894,679
                                             ------------       ------------
    Total liabilities and partners' equity   $600,047,243       $573,482,858
                                             ============       ============


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.  Equity Investments - Continued

                                                        Statements of Income


                                            For the years ended December 31,
                                              1995               1994              1993
                                          ------------      ------------       ------------
Income
  Mortgage investment income              $ 48,289,732      $ 48,166,672       $ 49,381,861
  Other income                               1,060,861         1,712,752          2,381,912
                                          ------------      ------------       ------------
    Total income                            49,350,593        49,879,424         51,763,773

Expenses:
  Management fees                            5,520,165         5,498,319          5,648,028
  Other expenses                             1,971,808         2,994,222          2,180,705
                                          ------------      ------------       ------------
    Total expenses                           7,491,973         8,492,541          7,828,733
                                          ------------      ------------       ------------
Income before mortgage dispositions         41,858,620        41,386,883         43,935,040

Gains from mortgage dispositions             2,510,159         2,346,586          3,931,650
Losses from mortgage dispositions              (16,665)         (309,143)        (1,569,003)
                                          ------------      ------------       ------------
Net income                                $ 44,352,114      $ 43,424,326       $ 46,297,687
                                          ============      ============       ============

14.  Litigation

     In connection with the settlement of certain class action litigation involving CRIIMI MAE and certain of its affiliates, CRIIMI MAE entered into a settlement agreement, which was approved by the Court in November 1993, providing, among other things, for the issuance of up to 2.5 million warrants, exercisable for 18 months after issuance. Based on the Adviser's initial estimate of the number of warrants to be issued, CRIIMI MAE accrued a total provision of $1.5 million in its consolidated statement of income for the year ended December 31, 1993. Because the actual number of warrants issued pursuant to the Settlement Agreement was significantly lower than the initial estimate, CRIIMI MAE reduced this provision in June 1994 to approximately $943,000, resulting in an adjustment of approximately $557,000 during 1994. Through
December 29, 1995, the expiration date of the warrants, none of the warrants had been exercised. Accordingly, an adjustment of approximately $656,000 was recognized during 1995 to reverse into income the remaining obligation related to the warrants.

     In June 1995, Edge Partners, L.P. filed a complaint in the United States
District Court for the District of Maryland against CRIIMI MAE's directors. The complaint purports to be a derivative action on behalf of CRIIMI MAE and alleges breach of fiduciary duty by the directors and a misleading proxy statement in connection with the Merger. The plaintiff seeks unspecified damages, a determination that the shareholder vote in favor of the Merger should be set aside and other relief.

     The defendant's filed a motion to dismiss and on December 18, 1995, the case was dismissed with leave to refile within 30 days of receipt of a


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  Litigation - Continued

transcript of the order.  The refiling is due on or before February 23, 1996.
Management does not expect the case to have a material financial impact on CRIIMI MAE.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  Summary of Quarterly Results of Operations (Unaudited)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1995, 1994 and 1993:

                                                                  1995
                                                             Quarter ended
                                         March 31         June 30      September 30   December 31
                                       ------------    ------------    ------------   ------------
Income (principally
  mortgage investment
  income and income from
  subordinated securities)             $ 19,501,446    $ 19,381,933    $ 20,421,498   $ 22,763,474
Net gain (loss) on mortgage
  dispositions                            1,567,346          66,933          (9,409)      (123,272)
Net income                                4,915,397       4,609,412       3,237,359      5,771,921
Net income per share                            .19             .17             .11            .19

                                                                  1994
                                                              Quarter ended
                                         March 31         June 30      September 30   December 31
                                       ------------    ------------    ------------   ------------
Income (principally
  mortgage investment
  income)                              $ 15,918,972    $ 17,184,041    $ 19,164,345   $ 19,174,442
Net gain on mortgage
  dispositions                           11,627,196         445,747         724,439        201,926
Net income                                9,982,050       6,076,374       5,449,251      4,502,444
Net income per share                            .47             .24             .22            .18

                                                                  1993
                                                             Quarter ended
                                         March 31         June 30      September 30   December 31
                                       ------------    ------------    ------------   ------------
Income (principally
  mortgage investment
  income)                              $ 12,892,685    $ 12,912,261    $ 15,199,422   $ 15,445,887
Net gain on mortgage
  dispositions                            1,522,785         284,274         489,171      5,061,515
Net income                                4,431,388       3,490,212       3,800,643      4,035,262
Net income per share                            .22             .17             .19            .20

Directors and Executive Officers
--------------------------------

                                      CRIIMI MAE
        Name                           Position                     Principal Occupation
------------------              ---------------------          ------------------------------
William B. Dockser              Chairman of the Board          Chairman of the Board


H. William Willoughby           President                      President and Secretary
                                  and Secretary

Garrett G. Carlson, Sr.         Director                       Chairman of the Board-SCA Realty Holdings, Inc.;
                                                                 President - Can-American Realty
                                                                 Corporation and Canadian Financial
                                                                 Corporation

Larry H. Dale                   Director                       Senior Adviser, Fannie Mae Housing
                                                                 Investment Fund

G. Richard Dunnells             Director                       Partner - Holland & Knight

Robert F. Tardio                Director                       Independent Financial Consultant

Frederick J. Burchill           Executive Vice President       Executive Vice President

Jay R. Cohen                    Executive Vice                 Executive Vice President and Treasurer
                                  President and
                                  Treasurer

Cynthia O. Azzara               Senior Vice President and      Senior Vice President and Chief Financial Officer
                                   Chief Financial Officer

Deborah A. Linn                 General Counsel                General Counsel


The Annual Report to the Securities and Exchange Commission on Form 10-K is available to Shareholders and may be obtained by writing:

Investor Services/CRIIMI MAE Inc.
CRIIMI MAE Inc.
The CRI Building
11200 Rockville Pike
Rockville, Maryland  20852

CRIIMI MAE Inc. shares are traded on the New York Stock Exchange under the symbol CMM.