Form 10-Q
period 1996-03-31
CRIIMI MAE INC
filed 1996-05-15
CIK 847322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         March 31, 1996
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

                                 (301) 816-2300
- --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding as of May 15, 1996
- ----------------------------       --------------------------------
Common Stock, $.01 par value                   30,407,024

                                 CRIIMI MAE INC.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996


                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - as of March 31, 1996
            (unaudited) and December 31, 1995 . . . . . . .         3

          Consolidated Statements of Income - for the
            three months ended March 31, 1996
            and 1995 (unaudited)  . . . . . . . . . . . . .         4

          Consolidated Statement of Changes in
            Shareholders' Equity - for the three months
            ended March 31, 1996 (unaudited)  . . . . . . .         5

          Consolidated Statements of Cash Flows -
            for the three months ended March 31, 1996
            and 1995 (unaudited)  . . . . . . . . . . . . .         6

          Notes to Consolidated Financial Statements  . . .
            (unaudited) . . . . . . . . . . . . . . . . . .         7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . .        31

PART II.  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . .        41

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .        42

Signature   . . . . . . . . . . . . . . . . . . . . . . . .        43

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                 March 31,         December 31,
                                                   1996               1995
                                              --------------     --------------
                                              (unaudited)
Assets:
  Interest Bearing Investments
    Mortgage security collateral, at
      amortized cost                          $  649,854,673     $  674,289,774
    Subordinated CMBS, at amortized cost         278,473,241        278,400,699
    Mortgages, at fair value                      73,599,448        132,823,515

  Equity Investments                              38,247,198         37,137,786

  Other Assets
    Assets acquired in Merger                     26,703,962         27,425,483
    Deferred costs                                15,797,991         16,072,517
    Receivables and other assets                  17,972,290         20,575,725
    Cash and cash equivalents                     44,443,120         16,577,407
                                              --------------     --------------
      Total assets                            $1,145,091,923     $1,203,302,906
                                              ==============     ==============

Liabilities:
  Securitized Mortgage Obligations            $  621,218,760     $  645,260,921
  Repurchase Agreements - Subordinated CMBS      186,260,286        187,947,276
  Bank Term Loans                                 20,577,880         21,227,880
  Payables and accrued expenses                    9,345,334         10,929,366
                                              --------------     --------------
        Total liabilities                        837,402,260        865,365,443
                                              --------------     --------------
Minority interests in
  consolidated subsidiary                         26,329,437         52,233,520
                                              --------------     --------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock                                         --                 --
  Common stock                                       309,356            309,356
  Net unrealized gains on mortgage
    investments                                    9,373,914         16,138,649
  Additional paid-in capital                     274,226,356        274,226,356
  Undistributed Net Income                         2,421,018                 --
                                              --------------     --------------
                                                 286,330,644        290,674,361

Less treasury stock, at cost-
  528,594 shares                                  (4,970,418)        (4,970,418)
                                              --------------     --------------
        Total shareholders' equity               281,360,226        285,703,943
                                              --------------     --------------
        Total liabilities and shareholders'
          equity                              $1,145,091,923     $1,203,302,906
                                              ==============     ==============

                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                 CRIIMI MAE INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    For the three months ended
                                                             March 31,
                                                       1996            1995
                                                   ------------   -------------
Income:
  Mortgage investment income                       $ 14,770,146   $ 16,815,867
  Income from investments in Subordinated
    CMBS                                              8,193,709      1,351,917
  Equity in earnings from investments                   815,323        564,100
  Other investment income                             1,156,759        769,562
                                                   ------------   ------------
                                                     24,935,937     19,501,446
                                                   ------------   ------------
Expenses:
  Interest expense                                   15,675,314     12,149,403
  Fees to related party                                 171,116        862,259
  General and administrative                          1,250,506      1,169,153
  Amortization of assets acquired in the Merger         721,521             --
                                                   ------------   ------------
                                                     17,818,457     14,180,815
                                                   ------------   ------------

Income before mortgage dispositions                   7,117,480      5,320,631

Mortgage dispositions:
  Gains                                               9,692,244      1,752,243
  Losses                                               (272,053)      (184,897)
                                                   ------------   ------------
Income before minority interests                     16,537,671      6,887,977

Minority interests in net income of
  consolidated subsidiary                            (4,994,546)    (1,972,580)
                                                   ------------   ------------
Net income                                         $ 11,543,125   $  4,915,397
                                                   ============   ============
Per share data:
    Net income per share                           $       0.38   $       0.19
                                                   ============   ============
Weighted average shares outstanding,
  exclusive of shares held in treasury               30,407,024     26,267,646
                                                   ============   ============


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                          CRIIMI MAE INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                              For the three months ended March 31, 1996
                                            (Unaudited)


                                                              Net
                                                           Unrealized
                                           Common Stock     Gains on     Additional                                        Total
                                               Par          Mortgage      Paid-in      Undistributed   Treasury        Shareholders'
                                              Value       Investments     Capital        Net Income     Stock             Equity
                                           ------------  -------------  -------------  -------------   -------------   -------------
Balance, December 31, 1995                 $    309,356  $  16,138,649  $ 274,226,356  $          --   $  (4,970,418)  $285,703,943
Net income                                           --             --             --     11,543,125              --     11,543,125
Dividends of $0.30 per weighted average share        --             --             --     (9,122,107)             --     (9,122,107)
Adjustment to net unrealized gains on
  mortgage investments                               --     (6,764,735)            --             --              --     (6,764,735)
                                           ------------  -------------  -------------  -------------   ------------    ------------
Balance, March 31, 1996                    $    309,356  $   9,373,914  $ 274,226,356  $   2,421,018   $ (4,970,418)   $281,360,226
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                                    CRIIMI MAE INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)

                                                                        For the three months ended
                                                                                   March 31,
                                                                          1996               1995
                                                                      ------------       ------------
Cash flows from operating activities:
  Net income                                                          $ 11,543,125       $  4,915,397
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Amortization of discount and deferred financing
        costs on debt                                                      652,432            991,505
      Amortization of assets acquired in the Merger                        721,521                 --
      Depreciation and other amortization                                  224,404            137,867
      Discount/Premium amortization on investments                        (534,524)          (375,572)
      Net gains on mortgage dispositions                                (9,420,191)        (1,567,346)
      Equity in earnings from investments                                  (72,145)           (29,881)
      Valuation adjustment to hedges                                      (148,189)                --
      Minority interests in earnings of consolidated subsidiary          4,994,546          1,972,580
      Changes in assets and liabilities:
        Decrease in receivables and other assets                         2,460,465            747,044
        (Decrease) increase in payables and accrued expenses              (893,749)            42,764
        Decrease in interest payable                                      (565,228)        (1,321,294)
                                                                       -----------       ------------
          Net cash provided by operating activities                      8,962,467          5,513,064
                                                                       -----------       ------------
Cash flows from investing activities:
  Purchase of mortgages and advances on construction loans                (115,816)        (3,847,702)
  Proceeds from mortgage dispositions                                   79,961,905         49,720,952
  Receipt of principal payments                                          2,132,185          1,628,958
  Decrease in (payment of) deferred costs                                  157,658           (480,296)
  Servicing rights contributed to Services Partnership                  (1,558,017)                --
  Other investing activities                                                63,323             63,323
                                                                      ------------        -----------
          Net cash provided by investing activities                     80,641,238         47,085,235
                                                                      ------------       ------------
Cash flows from financing activities:
  Proceeds from debt issuances                                          30,864,158        185,833,569
  Principal payments on debt obligations                               (57,628,684)      (200,296,722)
  Increase in deferred financing costs                                    (197,955)           (74,862)
  Dividends (including return of capital) paid to shareholders,
    including minority interests                                       (34,775,511)       (28,937,693)
  Proceeds from the issuance of common stock                                    --          4,495,740
                                                                      ------------       ------------
          Net cash used in financing activities                        (61,737,992)       (38,979,968)
                                                                      ------------       ------------
Net increase in cash and cash equivalents                               27,865,713         13,618,331

Cash and cash equivalents, beginning of period                          16,577,407          5,143,171
                                                                      ------------       ------------
Cash and cash equivalents, end of period                              $ 44,443,120       $ 18,761,502
                                                                      ============       ============


                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     CRIIMI MAE Inc. (CRIIMI MAE), a full service commercial mortgage company structured as a self-administered real estate investment trust (REIT), invests in government insured and guaranteed mortgages secured by multifamily housing complexes located throughout the United States (Government Insured Multifamily Mortgages) and in uninsured mortgage and mortgage-related investments backed by multifamily and other commercial mortgages, such as higher yielding, higher risk, subordinated ownership interests in bonds issued in commercial mortgage loan securitizations (Subordinated CMBS), using a combination of debt and equity. In making investments in uninsured mortgage and mortgage-related investments, such as Subordinated CMBS, CRIIMI MAE and its affiliates utilize their extensive knowledge of multifamily and commercial real estate to perform due diligence on the underlying collateral. CRIIMI MAE will generally make investments of this type only when satisfactory arrangements exist whereby CRIIMI MAE can proactively monitor the performance of the collateral and where CRIIMI MAE has substantial foreclosure/modification rights with respect to the underlying collateral. CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's common stock.

     As a result of a shareholder-approved merger transaction (the Merger) with certain mortgage businesses affiliated with C.R.I., Inc. (CRI) (the CRI Mortgage Businesses) on June 30, 1995, CRIIMI MAE expanded its lines of business to include mortgage advisory services, mortgage servicing and mortgage origination. Through the Merger and as a result of employee additions, CRIIMI MAE has a team of mortgage, real estate and financial professionals to take advantage of the opportunities available for expanded investments in uninsured mortgage-related products and services.

     CRIIMI MAE owns 100% of CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II and CRIIMI MAE Financial Corporation III which are wholly owned financing subsidiaries (discussed in Notes 5 and 9), 100% of CRIIMI MAE Management, Inc. (CRIIMI Management) and approximately 57% of CRI Liquidating REIT, Inc. (CRI Liquidating), a finite-life, self-liquidating REIT which owns Government Insured Multifamily Mortgages. Additionally, CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, owns all of the general partnership interests in the American Insured Mortgage Investors Funds (the AIM Funds). The AIM Funds own mortgage investments which are substantially similar to the Government Insured Multifamily Mortgages owned by CRIIMI MAE and CRI Liquidating. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges among the AIM Funds from 2.9% to 4.9%) from each of the AIM Funds. In addition, CRIIMI MAE indirectly owns a limited partnership interest in the adviser to the AIM Funds.

     CRIIMI MAE has elected to qualify as a REIT for tax purposes. To qualify for tax treatment as a REIT under the Internal Revenue Code, CRIIMI MAE must meet certain income and asset tests. CRIIMI MAE closely monitors its activities, its income and its assets so as to ensure that it maintains its qualification as a REIT.

     CRIIMI MAE intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (Qualifying Interests). Under current interpretation of the staff of the Securities and Exchange Commission (SEC), in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. CRIIMI MAE will closely monitor its compliance with this requirement and intends to maintain its exempt status.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Basis of Presentation

     In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, including CRI Liquidating, CRIIMI Management, CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III and CRIIMI, Inc., contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated financial position of CRIIMI MAE as of March 31, 1996 and December 31, 1995 and the consolidated results of its operations and its cash flows for the three months ended March 31, 1996 and 1995.

     These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in CRIIMI MAE's Annual Report filed on Form 10-K for the year ended December 31, 1995.

3.   Summary of Significant Accounting Policies

     Method of Accounting
     --------------------
          The consolidated financial statements of CRIIMI MAE are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investments in Subordinated CMBS
     --------------------------------
          Income from investments in Subordinated CMBS is recognized based on the effective interest method using the anticipated yield over the expected life of these investments. CRIIMI MAE recognizes impairment on its investments in Subordinated CMBS whenever it determines that the projected yield is less than it had originally projected (or less than projected the last time an impairment was recognized). Impairment losses are determined by comparing the current fair value of a Subordinated CMBS to its existing carrying amount, the difference being recognized as a loss in the current period on the consolidated statement of income.

     Reclassifications
     -----------------
          Certain amounts in the consolidated financial statements as of and for the period ended March 31, 1995 have been reclassified to conform to the 1996 presentation.

     Consolidated Statements of Cash Flows
     -------------------------------------
          Cash payments made for interest for the three months ended March 31, 1996 and 1995 were $15,588,110 and $12,479,192, respectively.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Transactions with Related Parties

     Below is a summary of the related party transactions which occurred during the three months ended March 31, 1996, and 1995. These items are described further in the text which follows:

                                                        For the three months ended March 31,
                                                             1996                 1995
                                                       --------------        -------------

PAYMENTS TO THE ADVISER:
- ------------------------
Annual fee - CRIIMI MAE (a)(b)(h)                        $         --        $     732,385
Annual fee - CRI Liquidating (b)                              171,116(g)           129,874(g)
Incentive fee - CRI Liquidating (f)                           568,638                   --
                                                         ------------        -------------
     Total                                               $    739,754        $     862,259
                                                         ============        =============
PAYMENTS TO CRI:
- ----------------
Expense reimbursement - CRIIMI MAE (c)(i)                $    228,516        $     493,763
Expense reimbursement - CRI Liquidating (c)(j)                     --               69,421
                                                         ------------        -------------
     Total                                               $    228,516        $     563,184
                                                         ============        =============


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

AMOUNTS RECEIVED OR ACCRUED FROM RELATED PARTIES:
CRIIMI, Inc.
- ------------------------------------------------
  Income (d)                                             $    457,964        $     456,678
  Return of capital (e)                                       321,838               94,210
                                                         ------------        -------------
     Total                                               $    779,802        $     550,888
                                                         ============        =============

CRI/AIM Investment Limited Partnership                   $    192,682(d)     $     175,000(d)(h)
                                                         ============        =============
Expense Reimbursements to CRIIMI Management
- -------------------------------------------
CRI Liquidating and the AIM Funds (c)(j)                 $     75,000        $          --
CRIIMI MAE Services Limited Partnership (c)(j)                425,000                   --
                                                         ------------        -------------
                                                         $    500,000        $          --
                                                         ============        =============

(a)  In connection with the Merger, effective June 30, 1995, CRIIMI MAE became a self-administered REIT, and as of that date is no longer required to make payments to CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser).
(b)  Included in the accompanying consolidated statements of income.
(c)  Included as general and administrative expenses on the accompanying consolidated statements of income.
(d)  Included as equity in earnings from investments on the accompanying consolidated statements of income.
(e)  Included as a reduction of equity investments on the accompanying consolidated balance sheets.
(f)  Netted with gains on mortgage dispositions on the accompanying consolidated statements of income.
(g)  As a result of reaching the carryover CRIIMI I target yield during the first quarter of 1996 and 1995, CRI Liquidating paid deferred annual fees of $108,809 and $28,467, respectively.  The amount paid for the three months ended March 31, 1996 included deferred annual fees of $86,739 for the last three quarters of 1995.
(h)  As of June 1, 1993, pursuant to the First Amendment to the CRI Insured Mortgage Association, Inc. advisory agreement (the
     Advisory Agreement), CRI guaranteed that CRIIMI MAE would receive an annual distribution from CRI/AIM Investment Limited
     Partnership of $700,000.  CRIIMI MAE was granted the right to reduce the amounts paid to the Adviser by the difference between the guaranteed $700,000 distribution and the amount actually paid to CRIIMI MAE by CRI/AIM Investment Limited Partnership.  As
     such, the amounts paid to the Adviser for the three months ended March 31, 1995 were reduced by $77,507, which represented the difference between the guaranteed distribution for the three months ended March 31, 1995 and the amount actually paid to CRIIMI
     MAE.  This guarantee was terminated effective June 30, 1995 in connection with the transaction in which CRIIMI MAE became a self-administered REIT.
(i)  Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred by the
     Adviser on behalf of CRIIMI MAE.  In connection with the Merger, on June 30, 1995, CRIIMI MAE was no longer required to reimburse the Adviser, as these expenses are now directly incurred by CRIIMI MAE.  However, pursuant to an agreement between
     CRIIMI MAE and CRI (the CRI Administrative Services Agreement), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI MAE's business.  CRIIMI MAE uses the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by CRIIMI
     Management or provided by another service provider.  The CRI Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE.
(j)  Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred by the
     Adviser on behalf of CRI Liquidating and the AIM Funds.  The transaction in which CRIIMI MAE became a self-administered REIT had no impact on CRI Liquidating's or the AIM Funds' financial statements except that the expense reimbursements previously paid to CRI, are, effective June 30, 1995, paid to CRIIMI Management.  Additionally, effective June 30, 1995, CRIIMI Management is reimbursed for its employees' time and expenses incurred on behalf of CRIIMI MAE Services Limited Partnership (the Services
     Partnership).

     In addition to the above transactions, CRIIMI MAE entered into agreements with CRI after June 30, 1995 to sublease approximately 22,400 square feet of office space leased by CRI, at a total annual rent of approximately $450,000. All increases in lease occupancy charges, including inflation adjustments and expense reimbursements, will be passed through to CRIIMI MAE on a per square

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

foot basis. The term of the sublease runs concurrently with CRI's lease, which expires on October 31, 1997. CRIIMI MAE may lease additional space, on an as-needed, as- available basis. During the three months ended March 31, 1996, CRIIMI MAE incurred rent charges of approximately $112,000, which is included in general and administrative expenses on the accompanying consolidated statement of income.

     CRIIMI MAE has entered into a deferred compensation arrangement with William B. Dockser and H. William Willoughby (collectively, the Principals) in the aggregate amount of $5,002,183 pursuant to which CRIIMI MAE agreed to pay each of the Principals for services performed in connection with structuring the Merger. CRIIMI MAE's obligation to pay the deferred compensation is limited, with certain exceptions, to the creation of an irrevocable grantor trust for the benefit of the Principals and to the transfer to such trust of the right to receive such deferred compensation (the Note Receivable) in the amount of $5,002,183. The deferred compensation is fully vested and payable only to the extent that CRI continues to make principal payments on the Note Receivable. However, in the event of bankruptcy or a similar event affecting CRIIMI MAE, the remaining trust corpus would revert back to CRIIMI MAE, and the Principals would become unsecured creditors of CRIIMI MAE. Payments of principal and interest on the Note Receivable and the deferred compensation are payable quarterly and terminate in 10 years. Both the Note Receivable and the deferred compensation obligation bear interest at the prime rate (8.25% as of March 31, 1996) plus 2% per annum. During the three months ended March 31, 1996, CRIIMI MAE, through CRIIMI Management, recognized interest income of approximately $123,000 on the Note Receivable, which is included in other investment income on the accompanying consolidated statement of income, and recognized interest expense of approximately $123,000 on the deferred compensation obligation, which is included in interest expense on the accompanying consolidated statement of income. The deferred compensation obligation and the Note Receivable are included in Payables and accrued expenses and Receivables and other assets, respectively, on the accompanying consolidated balance sheets as of March 31, 1996 and December 31, 1995.

     Since the Merger, through one of its affiliates, the Services Partnership, CRIIMI MAE has increased its mortgage advisory and servicing activities in conjunction with its purchases of Subordinated CMBS by acquiring servicing rights for the mortgage loans collateralizing these investments. These servicing rights allow CRIIMI MAE to proactively monitor the performance of its investments in Subordinated CMBS and provide CRIIMI MAE with substantial foreclosure/modification rights with respect to the underlying collateral. As of May 1, 1996 and February 1, 1996, the Services Partnership provided a variety of servicing functions on a mortgage portfolio of approximately $3.4 billion and $2.7 billion, respectively. The servicing contracts are contributed to the Services Partnership and increase CRIIMI MAE's interest in that partnership. As of March 31, 1996, CRIIMI MAE held a 33% general partnership interest in the Services Partnership. The Services Partnership provides mortgage servicing and advisory services to third parties, CRIIMI MAE, certain affiliates of CRI and the AIM Funds on a fee basis. CRIIMI MAE, through CRIIMI Management, manages the Services Partnership as general partner.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Mortgage Security Collateral and Mortgages

     CRIIMI MAE's consolidated investment in mortgage security collateral and mortgages is comprised of participation certificates evidencing a 100% undivided interest in Government Insured Multifamily Mortgages issued or sold pursuant to programs of the Federal Housing Administration (FHA) (FHA-Insured Loans), and mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities) and, to a lesser extent, HUD-insured amortizing construction loans. Such construction loans are intended to be converted to permanent, amortizing insured loans upon completion of construction. Additionally, mortgage security collateral includes Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by FHA-Insured Loans and GNMA Mortgage-Backed Securities, as discussed below. As of March 31, 1996, 27% of CRIIMI MAE's investment in mortgage security collateral and mortgages (including loans which collateralize Freddie Mac participation certificates) were FHA-Insured Loans, 71% were GNMA Mortgage-Backed securities and 2% were construction loans. FHA-Insured Loans, GNMA Mortgage-Backed Securities and construction loans are collectively referred to as mortgages herein. As of March 31, 1996, CRIIMI MAE had committed approximately $788,000 for advances on FHA-Insured Loans relating to the construction of nursing homes and intermediate care facilities (Government Insured Construction Mortgages).

     During the three months ended March 31, 1996, CRIIMI MAE funded advances of approximately $116,000 on Government Insured Construction Mortgages with a weighted average net effective interest rate of approximately 8.0%. These loans are anticipated to convert to permanent loans over the next three months with a maturity of 39 years.

     Through its wholly owned subsidiaries and CRI Liquidating, CRIIMI MAE owns the following mortgages directly and indirectly:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Mortgage Security Collateral and Mortgages - Continued


                                                       As of March 31, 1996
                                                     -----------------------

                                                                                 Weighted
                                                                                  Average
                                        Number of    Carrying      Fair          Effective     Weighted Average
                                        Mortgages     Value       Value(a)     Interest Rate    Remaining Term
                                        ---------  ------------ ------------   -------------   ----------------
CRIIMI MAE                                   6     $ 18,301,318 $ 18,301,318        8.14%          36 years
CRIIMI MAE Financial Corporation            57      222,171,086  227,867,136        8.45%          33 years
CRIIMI MAE Financial Corporation II         59      251,623,438  249,326,746        7.19%          31 years
CRIIMI MAE Financial Corporation III(c)     42      176,060,149  177,988,132        8.22%          33 years
CRI Liquidating(b)                          11       55,298,130   55,298,130       11.34%          26 years
                                        ---------  ------------ ------------
                                           175     $723,454,121 $728,781,462
                                        =========  ============ ============


                                                       As of December 31, 1995
                                                      -------------------------

                                                                                 Weighted
                                                                                  Average
                                        Number of     Carrying     Fair         Effective      Weighted Average
                                        Mortgages      Value      Value(a)     Interest Rate    Remaining Term
                                        ---------  ------------ ------------   -------------   ----------------
CRIIMI MAE                                   6     $ 18,138,311 $ 18,138,311       8.16%          36 years
CRIIMI MAE Financial Corporation            57      222,533,271  227,923,719       8.45%          33 years
CRIIMI MAE Financial Corporation II         59      252,152,518  254,137,614       7.19%          31 years
CRIIMI MAE Financial Corporation III        46      199,603,985  203,080,637       8.36%          32 years
CRI Liquidating                             22      114,685,204  114,685,204      10.67%          27 years
                                        ---------  ------------ ------------
                                           190     $807,113,289 $817,965,485
                                        =========  ============ ============


(a) The estimated fair values of CRIIMI MAE's Government Insured Multifamily Mortgages are presented in accordance with generally accepted accounting principles which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. These estimated fair values, however, do not represent the liquidation value or the market value of CRIIMI MAE. The fair value of the Government Insured Multifamily Mortgages is based on quoted market prices.

(b) During the three months ended March 31, 1996, CRIIMI MAE, through its subsidiary, CRI Liquidating, disposed of 11 Government Insured Multifamily Mortgages which constituted approximately 52% of CRI Liquidating's December 31, 1995 tax basis portfolio balance. These 11 dispositions resulted in financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Mortgage Security Collateral and Mortgages - Continued

(c) During the three months ended March 31, 1996, there were four prepayments of Government Insured Multifamily Mortgages held by CRIIMI MAE Financial Corporation III. These four prepayments generated net proceeds of approximately $23 million and resulted in losses of approximately $272,000, which are included in losses on mortgage dispositions on the accompanying consolidated statement of income for the three months ended March 31, 1996. Additionally, during April 1996, one mortgage investment held by CRIIMI MAE Financial Corporation III was prepaid. This prepayment does not have a material adverse impact on the consolidated financial statements.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Investment in Subordinated CMBS

     In addition to investing in Government Insured Multifamily Mortgages, the Board of Directors has authorized CRIIMI MAE to invest in other mortgage investments which are not federally insured or guaranteed provided that certain requirements are met, including specific equity requirements, based on management's perceived level of risk of the investment.

     The following table summarizes information related to these investments on an aggregate basis by pool:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Investment in Subordinated CMBS - Continued


                                                  Face            Current
                                                 Amount         Pass-Through          Weighted
                                  Date        as of 3/31/96         Rate               Average
Pool                            Acquired      (in millions)   (as of 3/31/96)      Remaining Life(1)
- ----                          ------------   --------------   ----------------     ----------------
Mortgage Capital
  Funding, Inc.
    Series 1993-C1            Dec 1994       $   19.7               8.6%              2 years
    Series 1994-MC1           Jul-Dec 1994       34.4               8.6%              8 years
    Series 1995-MC1           Aug 1995           33.2               9.6%             21 years

Nomura Asset Securities
  Series 1994-C3              April-Aug 1995     25.1             11.75%             15 years

Structured Mortgage
  Securities Corp.
    Series 1995-M1            May 1995           15.2               9.0%             15 years

Asset Securitization Corp.
  Series 1995-D1              Aug 1995           30.6               7.6%             20 years

Lehman Pass-Through
  Securities Inc.
    Series 1994-A             Oct 1995           10.3               8.6%              9 years

LB Commercial Conduit
  Series 1995-C2              Nov 1995           42.9               9.5%             15 years

DLJ Mortgage Acceptance
  Corporation
    Series 1995-CF2           Dec 1995           61.0               8.8%             13 years

Merrill Lynch Mortgage
  Investors, Inc.
    Series 1995-C3            Dec 1995           90.1               8.5%             15 years
                                             --------
Total                                        $  362.5
                                             ========

(1)  Weighted average remaining life represents the weighted average expected life of the Subordinated CMBS prior to consideration of losses, extensions or prepayments other than those factored in the assumed constant prepayment rate used in determining the March
31, 1996 fair value.
(2)  Represents the original anticipated yield to maturity of the Subordinated CMBS, based on management's estimate of the timing and amount of future credit losses and prepayments.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Investment in Subordinated CMBS - Continued

                                                                  Original       Current
                              Amortized         Amortized        Anticipated   Anticipated
                                 Cost             Cost            Unlevered     Unlevered
                            as of 3/31/96     as of 12/31/95     Yield to        Yield to
Pool                        (in millions)      (in millions)     Maturity(2)     Maturity
- ----                       ---------------   ---------------     ------------  -----------
Mortgage Capital
  Funding, Inc.
    Series 1993-C1         $     17.5        $     17.4             13.0%         13.0%
    Series 1994-MC1              22.1              22.1             14.1%         14.1%
    Series 1995-MC1              25.5              25.6             12.2%         12.2%

Nomura Asset Securities
  Series 1994-C3                 22.0              22.0             12.3%         12.3%

Structured Mortgage
  Securities Corp.
    Series 1995-M1                9.8               9.8             12.9%         12.9%

Asset Securitization Corp.
  Series 1995-D1                 20.2              20.2             11.6%         11.6%

Lehman Pass-Through
  Securities Inc.
    Series 1994-A                 6.1               6.1             13.4%         13.4%

LB Commercial Conduit
  Series 1995-C2                 35.5              35.5             11.2%         11.2%

DLJ Mortgage Acceptance
  Corporation
    Series 1995-CF2              50.8              50.7             11.0%         11.0%

Merrill Lynch Mortgage
  Investors, Inc.
    Series 1995-C3               69.0              69.0             11.1%         11.1%
                           ----------        ----------
Total                      $    278.5        $    278.4
                           ==========        ==========


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Investment in Subordinated CMBS - Continued

In addition to the above investments, in early April 1996, CRIIMI MAE invested an additional $48.2 million in Subordinated CMBS issued by Asset Securitization
Corp., Series 1996-D2, and anticipates investing an additional $9 million in Subordinated CMBS within the next 30 days.

The aggregate investment by the underlying rating of the Subordinated CMBS is as follows:


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Investment in Subordinated CMBS - Continued


                                                        Fair Value
                      Face Amount as                      as of                       Amortized Cost as of
                    of March 31, 1996                 March 31, 1996(a)                    (in millions)
Security Rating       (in millions)        %            (in millions)       March 31, 1996       December 31, 1995
- ---------------     ----------------    --------      ----------------     ---------------       -----------------
BBB Rated           $    4.0              1.1%         $     4.3              $    4.0             $      4.0

BB Rated (b)           173.1             47.8%             151.6                 155.4                  155.2

B Rated (b)            118.7             32.7%              89.7                  91.9                   91.7

Unrated                 66.7             18.4%              26.8                  27.2                   27.5
                    --------            ------         ---------              --------              ---------
Total               $  362.5            100.0%         $   272.4              $  278.5              $   278.4
                    ========            ======         =========              ========              =========


(a) The estimated fair values of Subordinated CMBS are based on quoted market prices.

(b) In May 1996, Fitch Investor Services, one of the rating agencies for Subordinated CMBS, announced that it had upgraded several of the Mortgage Capital Funding, Inc. Series 1993-C1 tranches. As a result of the upgrade, CRIIMI MAE's investment in the B rated tranche, with a face amount of $9.1 million and an amortized cost (at March 31, 1996) of $7.7 million, was upgraded to BB rated and CRIIMI MAE's investment in the BB rated tranche, with a face amount of $10.6 million and an amortized cost (at March 31, 1996) of $9.8 million, was upgraded to BBB rated.

     CRIIMI MAE's investment in the lower rated and unrated tranches provides credit support to the more senior bond classes of the related commercial securitization. Cash flow from the underlying mortgages is allocated to the securitized tranches, with the investment grade or higher rated tranches having a priority right to the cash flow until their investment returns are met. Then, any remaining cash flow is allocated among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the unrated tranche will bear this loss first. To the extent there are losses in excess of the unrated tranche's stated right to principal and interest, then the most subordinated rated tranches will begin absorbing losses.

     Based on the timing and amount of future credit losses and prepayments estimated by management, the weighted average anticipated yield over the expected average life for the investments in Subordinated CMBS as of March 31, 1996 is approximately 12%. The accounting treatment required under generally accepted accounting principles requires that the income on Subordinated CMBS be recorded on a level yield basis given the anticipated yield to maturity on these investments. This currently results in income which is lower for financial statement purposes than for tax purposes. CRIIMI MAE anticipates the leveraged return on these investments will approximate 22% over the life of the Subordinated CMBS. This return was determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses, net of interest expense attributable to the financing of the rated tranches at current interest rates

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Investment in Subordinated CMBS - Continued

and borrowing amounts.

     Management's anticipated returns on its investments in Subordinated CMBS are based upon a number of assumptions that are currently subject to certain business and economic uncertainties and contingencies, including, without limitation, the potential lack of a liquid secondary market for Subordinated CMBS, prevailing interest rates on the current floating-rate debt financing, renewal of the repurchase agreements (which provided financing toward the purchase of the rated tranches of the Subordinated CMBS) at similar terms or the availability of alternative financing, and the timing and magnitude of credit losses on the underlying mortgages collateralizing the Subordinated CMBS that are a result of the general condition of the real estate market, including competition for tenants and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter these assumptions, no assurance can be given that the anticipated yields to maturity will be achieved.

     In making these investments, CRIIMI MAE and its affiliates apply their knowledge of multifamily and other commercial mortgages to perform due diligence on the mortgage investments collateralizing the Subordinated CMBS. This analysis may include reviewing, to the extent available, the operating records of the underlying real estate assets, appraisals, environmental studies, market studies and architectural and engineering studies, and where deemed necessary, independently developing projected operating budgets. In addition, site visits are conducted at a majority of the properties. Further, CRIIMI MAE will generally make investments of this type only when satisfactory arrangements exist whereby CRIIMI MAE can proactively monitor the performance of the collateral and where CRIIMI MAE has substantial foreclosure/modification rights with respect to the underlying collateral. CRIIMI MAE believes that all transactions entered into to date have had such satisfactory arrangements.

     The underlying mortgages collateralizing CRIIMI MAE's investment in Subordinated CMBS (aggregate) as of May 1, 1996 are concentrated as follows:

     Property Type                           Geographic
     -------------                           ----------
     Multifamily              52%            Texas          20%
     Retail                   18%            California      9%
     Hotel                    14%            Florida         7%
     Mobile Homes              6%            Arizona         5%
     Other                    10%            Michigan        5%
                                             Other          54%(1)

(1)  No other individual state makes up more than 5% of the total.

     Investments in uninsured mortgage and mortgage-related investments, such as Subordinated CMBS, are expected to represent a significant component of CRIIMI MAE's new business activity for the foreseeable future. As described in Note 9, upon closing on the purchase of the Subordinated CMBS, CRIIMI MAE entered into a series of repurchase agreements which provided financing to purchase the rated tranches of the Subordinated CMBS (the unrated tranches were purchased with equity or available cash). As of March 31, 1996, on average, approximately 90%, 78% and 72% of the respective fair values of the BBB, BB and B rated tranches were financed, resulting in aggregate borrowings of approximately $186.3 million. See Note 9 for a further discussion of these repurchase agreements.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income

     Reconciliations of the financial statement net income to the tax basis income for the three months ended March 31, 1996 and 1995 are as follows:



                                          For the three months ended March 31,
                                                   1996               1995
                                              ------------        -----------
Consolidated financial statement
  net income                                  $ 11,543,125        $ 4,915,397

Adjustment due to accounting for subsidiary
  as a pooling for financial statement
  purposes and a purchase for tax purposes       2,673,771          4,460,425
Mortgage dispositions                              146,737             11,518
Reamortization of investments in
  Subordinated CMBS                                373,020            119,634
Interest income - U.S. Treasuries                  161,895            188,597
Interest expense - defeased notes                 (221,245)          (269,406)
Interest expense - amortization of
  deferred financing and debt issue costs         (797,833)          (514,110)
Equity in earnings from investments                184,751             32,945
Amortization of assets acquired in the Merger      721,521                 --
Other                                              (50,281)             2,935
                                              ------------        -----------
Tax basis income                              $ 14,735,461        $ 8,947,935
                                              ============        ===========

Tax basis income per share                    $       0.48        $      0.34
                                              ============        ===========

Weighted average number
  of shares outstanding (for tax purposes)      30,407,024         26,350,979
                                              ============        ===========


     Differences in the financial statement net income and the tax basis income principally relate to differences in the methods of accounting for the Merger, investments in mortgage security collateral, mortgages and Subordinated CMBS, long-term debt, deferred financing costs, U.S. Treasury Securities, partnership investments and the merger of the CRIIMI Funds.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Dividends to Shareholders

     For the three months ended March 31, 1996, dividends of $0.30 per share were paid to shareholders. These dividends, which include long-term capital gains, are as follows:

                                     Dividend           Record Date
                                     --------       ------------------
Quarter ended March 31, 1996         $   0.30       March 18, 1996
                                     ========

     CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's common stock. Based on 1996's first quarter results and assumptions described in CRIIMI MAE's January 29, 1996 press release, management believes a quarterly dividend level of at least $0.30 per share will be sustainable throughout 1996, as compared to a quarterly dividend for the fourth quarter of 1995 of $0.235 per share.

     The base dividend estimate for 1996 assumes that no losses on Subordinated CMBS occur in 1996. However, such losses may occur in the event of defaults on mortgage loans, although at this time no defaults resulting in losses are anticipated. Additionally, no additional dispositions of CRIIMI MAE's Government Insured Multifamily Mortgages (other than mortgage prepayments to-date and dispositions of CRI Liquidating's mortgages) are assumed to occur in 1996. However, such dispositions may occur through additional prepayments, for example, and could result in losses and a reduction in mortgage income. Additionally, although CRIIMI MAE plans to issue additional equity during 1996, for purposes of determining the 1996 base dividend estimate, no adjustment has been made with respect to any equity raised in 1996.

     The base dividend estimate also assumes that interest rates and CRIIMI MAE's debt levels remain constant throughout 1996. Higher short-term interest rates would increase borrowing costs on CRIIMI MAE's floating-rate debt. However, such increased costs of funds would be limited due to CRIIMI MAE's interest rate cap agreements, which hedge exposure on CRIIMI MAE's short-term, floating-rate debt.

     As discussed in Note 9, CRIIMI MAE financed a portion of its investments in Subordinated CMBS with short-term, floating-rate debt. If the terms of certain of this debt are not extended or alternative financing is unavailable, CRIIMI MAE could be forced to sell assets at a loss to pay off such debt or, if such assets were unavailable or inadequate to pay off the debt, there could be a substantial impact on CRIIMI MAE. Management is actively exploring options to refinance the majority of its short-term, floating-rate debt with long-term, fixed-rate financing. Additionally, in order to provide additional financial flexibility, in March 1996, CRIIMI MAE entered into a three-year, $200 million master repurchase agreement to refinance existing and/or to finance additional investments in lower rated Subordinated CMBS (see also Note 9).

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Obligations under Financing Facilities

     The following table summarizes CRIIMI MAE's debt outstanding as of March 31, 1996 and December 31, 1995:

                                                          Three Months ended March 31, 1996
                                      -------------------------------------------------------------------------
                                       Balance at      Eff. rate        Average        Average         Maturity
Type of Debt                           quarter end     at qtr. end      Balance       Eff. Rate          Date
- ------------                          ------------     -----------    ------------    ----------      ------------
FHLMC Funding Note (1)                $239,054,636          7.4%      $239,300,000        7.4%        Sept 2031

FNMA Funding Note (2)                  172,191,983          7.4%       187,700,000        7.4%        March 2025

CMOs (3)                               209,972,141          7.3%       210,100,000        7.3%        Jan 2033

Repurchase Agreements -
  Mortgages                                     --          N/A                 --        N/A         April 1996


Repurchase Agreements -
  Subordinated CMBS                    186,260,286          6.7%       187,700,000        6.6%        April 1996 -

                                                                                                        March 1999

Revolving Credit Facility                       --          N/A                 --        N/A         N/A

Bank Term Loans                         20,577,880          4.7%(4)     20,600,000        4.7%(4)     April 1997-
                                                                                                      Dec 1998


Working Capital Line of Credit                  --          N/A                 --        N/A         May 1997
                                      ------------
   Total                              $828,056,926
                                      ============

(1)  As of March 31, 1996 and December 31, 1995, the face amount of the note was $248,307,899 and $248,821,009, respectively, with unamortized discount of $9,253,263 and $9,335,538, respectively.  During the three months ended March 31, 1996, discount amortization of $82,275 was recorded as interest expense.

(2)  As of March 31, 1996 and December 31, 1995, the face amount of the note was $174,960,197 and $198,394,480, respectively, with unamortized discount of $2,768,214 and $2,893,104, respectively.  During the three months ended March 31, 1996, discount amortization of $124,890 was recorded as interest expense.  Additionally, as a result of four mortgage prepayments, principal of approximately $23 million was paid down during the three months ended March 31, 1996.

(3)  As of March 31, 1996 and December 31, 1995, the face amount of the note was $215,411,240 and $215,766,328, respectively, with unamortized discount of $5,439,099 and $5,492,254, respectively.  During the three months ended March 31, 1996, discount amortization of $53,155 was recorded as interest expense.

(4)  The average effective interest rate as of March 31, 1996 and December 31, 1995 includes the impact of a rate reduction agreement which was in place from July 1995 through March 1996, providing for a reduction in the rate on a portion of the loan based on balances maintained at the bank.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

                                                Year ended December 31, 1995
                                   --------------------------------------------------------
                                   Balance          Eff. Rate        Average       Average
Type of Debt                       at year end     at year end       Balance      Eff. Rate
- ------------                       -----------     ------------    ------------   ---------
FHLMC Funding Note (1)             $239,485,471        7.4%        $ 66,000,000      7.4%

FNMA Funding Note (2)               195,501,376        7.4%           8,700,000      7.4%

CMOs (3)                            210,274,074        7.3%          47,300,000      7.3%

Repurchase Agreements -
  Mortgages                                  --        N/A          408,700,000      6.7%


Repurchase Agreements -
  Subordinated CMBS                 187,947,276        7.0%          56,500,000      7.3%



Revolving Credit Facility                    --        N/A           49,400,000      6.6%

Bank Term Loans                      21,227,880        5.2%(4)       21,600,000      6.6%(4)



Working Capital Line of Credit               --        N/A              400,000      6.6%
                                   ------------
   Total                           $854,436,077
                                   ============

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

     CRIIMI MAE's debt matures as follows:

          1996                $180,226,972
          1997                   5,647,880
          1998                   3,250,000
          1999                  17,713,314
          2000                          --
        Beyond                 621,218,760
                              ------------
            Total             $828,056,926
                              ============

Securitized Mortgage Obligations
- --------------------------------
     CRIIMI MAE, through three wholly owned financing subsidiaries, issued approximately $664 million (face amount) of long-term, fixed-rate debt in order to refinance short-term, floating-rate debt during the third and fourth quarters of 1995. Changes in interest rates will have no impact on the cost of funds or the collateral requirements on this debt. Proceeds from the issuance of this long-term debt, net of original issue discount, were initially applied as follows: $557 million was used to pay down short-term debt facilities, approximately $8.0 million was used to pay transaction costs and approximately $80 million was invested in Subordinated CMBS.

     As discussed further in Note 5, the refinancings were completed through three separate transactions. GNMA Mortgage-Backed Securities with a fair value of approximately $249 million as of March 31, 1996 are pledged as security for a funding note payable to Freddie Mac, (the FHLMC Funding Note). Collateralized Mortgage Obligations (CMOs) are collateralized by FHA-Insured Loans and GNMA Mortgage-Backed Securities with a fair value of approximately $228 million as of March 31, 1996. GNMA Mortgage-Backed Securities with a fair value of approximately $178 million as of March 31, 1996 are pledged as security for a funding note payable to the Federal National Mortgage Association (the FNMA Funding Note).

     Each of the above-mentioned transactions has been accounted for as a financing in accordance with Financial Accounting Standards Board Technical Bulletin 85-2. The discount on the CMOs and the Funding Notes is being amortized on a level yield basis. Transaction costs were capitalized and are included in deferred costs on the accompanying consolidated balance sheets as of March 31, 1996 and December 31, 1995.

Repurchase Agreements-Subordinated CMBS
- -----------------------------------------
     As of March 31, 1996, CRIIMI MAE had financed through numerous repurchase agreements, on average, 90%, 78% and 72% of the respective fair values of the BBB, BB and B rated tranches of Subordinated CMBS. These agreements mature between May 1996 and March 1997. The interest rates are generally based on the one-month London Interbank Offered Rate (LIBOR), plus a spread ranging from 1.0% to 1.5%. These repurchase agreements mature between May 1996 and March 1997.

     On March 28, 1996, CRIIMI MAE entered into a three-year master repurchase agreement with a lender to finance up to $200 million of investments in lower rated Subordinated CMBS. Outstanding borrowings under this master repurchase agreement are secured by the Subordinated CMBS financed and bear interest at CRIIMI MAE's choice of one or three-month LIBOR, plus a spread of 1.5%. This master repurchase agreement expires March 28, 1999. As of March 31, 1996, borrowings of approximately $18 million were outstanding under this facility.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

     The aforementioned repurchase agreements are secured, generally, by the rated tranches with an aggregate fair value of approximately $246 million and $260 million as of March 31, 1996 and December 31, 1995, respectively.

Repurchase Agreements-Mortgages and Revolving Credit Facility
- ---------------------------------------------------------------
     Prior to the financings described above, CRIIMI MAE financed the purchase of FHA-Insured Loans and GNMA Mortgage-Backed Securities through the use of two separate master repurchase facilities with two separate lenders and a revolving credit facility. The master repurchase facility with one lender and the revolving credit facility were both terminated upon the completion of the 1995 refinancings described above. On April 1, 1996, a commitment of $300 million, available under another master repurchase facility, expired in accordance with its terms. CRIIMI MAE intends to renew this facility in an amount up to $100 million ($20 million committed and $80 million uncommitted) for a term of three years.

Bank Term Loans
- ---------------
     CRIIMI MAE has two reducing term loans (Bank Term Loans) with a lender. As of May 1996 and December 31, 1995, Bank Term Loan I was secured by the value of 1,950,000 and 6,950,000 CRI Liquidating shares owned by CRIIMI MAE, respectively, based on a requirement that collateral valued at 125% and 175% of the outstanding balance, respectively, secure the loan. Interest is based on CRIIMI MAE's choice of one, two or three-month LIBOR. Bank Term Loan I requires a quarterly principal payment based on the greater of (i) the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing Bank Term Loan I or (ii) the amount necessary to bring Bank Term Loan I to its scheduled outstanding balance at the end of such quarter. Any remaining amounts outstanding are due by April 1, 1997.

     In connection with the Merger, CRIIMI Management assumed certain debt of the CRI Mortgage Businesses in the principal amount of $9,100,000 (Bank Term Loan II). Bank Term Loan II is secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and is guaranteed by CRIIMI MAE. The loan requires quarterly principal payments of $650,000 and matures on December 31, 1998. Interest on the loan is based on CRIIMI MAE's choice of one, two or three-month LIBOR, plus a spread of 1.25%.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

Working Capital Line of Credit
- ------------------------------
     In February 1995, CRIIMI MAE executed a $10 million working capital line of credit with a lender, which originally was scheduled to mature May 31, 1996 and was extended through May 31, 1997. Outstanding borrowings under the line of credit are secured by shares of CRI Liquidating valued at approximately 125% of any outstanding borrowings. No amounts were outstanding under the line of credit as of March 31, 1996 or December 31, 1995.

Other Debt Related Information
- ------------------------------
     In January 1996, CRIIMI MAE's management adopted and the Board of Directors approved a change in its investment policy requiring, among other things,: (1) A maximum overall debt-to-equity ratio of 5.0 to 1.0, (2) Maximum debt-to-equity ratios for specific asset types based on management's perceived risk of those investments and the related funding, and (3) Interest rate hedge agreements in a notional amount of at least 75% of the outstanding floating-rate debt. This policy will enable CRIIMI MAE to continue to utilize leverage in taking advantage of investment opportunities in the marketplace while directing and monitoring how CRIIMI MAE funds these investments.

     As previously stated, changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 73% of CRIIMI MAE's current consolidated debt. Fluctuations in interest rates will continue to impact the value on that portion of CRIIMI MAE's investments which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place. The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying asset. In certain circumstances, including, among other things, increases in interest rates or decreases in credit quality of the underlying asset, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. If CRIIMI MAE did not have adequate collateral to meet these requirements, it could be forced to sell assets to pay down such debt. However, CRIIMI MAE had adequate unencumbered assets to meet its operating, investing and financing requirements for the three months ended March 31, 1996 and 1995, and management continually monitors the levels of unencumbered collateral.

     CRIIMI MAE's ability to extend or refinance debt facilities upon maturity will depend on a number of variables including, among other things, CRIIMI MAE's financial condition and its current and projected results from operations which are impacted by a number of variables, including changes in interest rates. As discussed above, in March 1996, CRIIMI MAE entered into a three-year master repurchase agreement to finance investments in Subordinated CMBS. Management intends to utilize this facility to replace a portion of existing floating-rate debt on Subordinated CMBS which is scheduled to mature over the next 12 months and/or to finance additional investments in lower rated Subordinated CMBS. Additionally, management is exploring options to refinance the majority of its short term, floating-rate debt with long-term, fixed-rate financing. Management continuously monitors CRIIMI MAE's overall financing and hedging strategy in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

     For the three months ended March 31, 1996, the weighted average cost of borrowing on all of CRIIMI MAE's borrowings, including amortization of discounts and deferred financing fees of approximately $650,000 was approximately 7.4%.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

As of March 31, 1996, CRIIMI MAE's debt-to-equity ratio was approximately 2.9 to
1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0.

10.  Interest Rate Hedge Agreements

     CRIIMI MAE has entered into interest rate hedging agreements to partially limit the adverse effects of rising interest rates on its floating-rate borrowings. Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. The following hedge agreements were in place at March 31, 1996:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Interest Rate Hedge Agreements - Continued


  Notional
  Amount                 Effective Date         Maturity Date(c)      Cap         Index
- ------------          --------------------     -----------------     ------       -------
$ 50,000,000          June 25, 1993            June 25, 1998         6.5000%      3M LIBOR
  50,000,000          July 20, 1993            July 20, 1998         6.2500%      3M LIBOR
  35,000,000(a)       February 2, 1994         February 2, 1999      6.1250%      1M LIBOR
  50,000,000(a)       March 25, 1994           March 25, 1998        6.5000%      3M LIBOR
  50,000,000          August 27, 1993          August 27, 1997       6.1250%      3M LIBOR
- ------------
$235,000,000(b)
==============

(a) Approximately $1.7 million of costs were incurred during 1994 in connection with the purchase of interest rate hedge agreements.  These costs are being amortized using the effective interest method over the term of the interest rate hedge agreements for financial statement purposes and in accordance with the regulations under Internal Revenue Code Section 446 with respect to notional principal contracts for tax purposes.  No new hedge agreements were entered into during the three months ended March 31, 1996 and 1995.
(b) CRIIMI MAE's designated interest rate hedge agreements hedge CRIIMI MAE's floating-rate borrowing costs.  As of March 31, 1996, total borrowings of approximately $206.8 million are hedged by the interest rate hedge agreements.  CRIIMI MAE expects the balance of its floating-rate debt to increase in line with the balance of its interest rate caps treated as hedge agreements.
(c) The weighted average remaining term for these interest rate cap agreements is approximately 2 years.

    In addition to the above interest rate cap agreements which are treated as hedges against rising interest rates, CRIIMI MAE holds the following additional interest rate caps:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Interest Rate Hedge Agreements - Continued


  Notional
  Amount                 Effective Date         Maturity Date         Cap         Index
- ------------          --------------------     -----------------     ------       -------
$ 50,000,000          November 10, 1993        November 10, 1997     6.0000%      3M LIBOR
  50,000,000          August 10, 1993          August 10, 1997       6.0000%      3M LIBOR
  25,000,000          May 24, 1991             May 24, 1996          9.0000%        CP
  25,000,000          June 17, 1991            June 17, 1996         8.4500%        CP
  50,000,000          July 1, 1993             June 3, 1996          6.5000%      3M LIBOR
   2,812,500(a)       March 31, 1993           December 31, 1996     10.500%      3M LIBOR
- ------------
$202,812,500(b)
============

(a) The notional amount of this hedge amortizes based on the expected pay down schedule of Bank Term Loan I.
(b) Due to the refinancings completed during 1995, these interest rate cap agreements are no longer needed to hedge interest rate changes.  These agreements are accounted for at fair value.  Management expects to hold these caps and continue to account for them at fair value until their expiration dates, or until such time as they are needed to hedge against increases in interest rates on additional floating-rate debt.

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

11.  Litigation

     In June 1995, Edge Partners, L.P. filed a complaint in the United States District Court for the District of Maryland against CRIIMI MAE's directors. The complaint purported to be a derivative action on behalf of CRIIMI MAE and alleged breach of fiduciary duty by the directors and a misleading proxy statement in connection with the Merger. The plaintiff sought unspecified damages, a determination that the shareholder vote in favor of the Merger should be set aside and other relief.

     The defendants filed a motion to dismiss and on December 18, 1995, the case was dismissed with leave to refile within 30 days of receipt of a transcript of the order. The plaintiff refiled a complaint in February 1996. The revised complaint is a class-action suit, alleging breach of fiduciary duty by the directors and solicitation by a misleading proxy statement in connection with the Merger. Motions to dismiss have been filed by all the defendants. Management believes the suit is without merit and does not expect the case to have a material adverse financial impact on CRIIMI MAE.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Introduction and Business Strategy
- ----------------------------------

General
- -------
     CRIIMI MAE Inc. (CRIIMI MAE), a full service commercial mortgage company structured as a self-administered real estate investment trust (REIT), uses a combination of debt and equity to invest in government insured and guaranteed mortgages secured by multifamily housing complexes located throughout the United States (Government Insured Multifamily Mortgages) and in uninsured mortgage and mortgage-related investments backed by multifamily and other commercial mortgages, such as higher yielding, higher risk, subordinated ownership interests in bonds issued in commercial loan securitizations (Subordinated
CMBS). In making investments in uninsured mortgage and mortgage-related investments such as Subordinated CMBS, CRIIMI MAE and its affiliates utilize their extensive knowledge of multifamily and commercial real estate to perform due diligence on the underlying collateral. CRIIMI MAE will generally make investments of this type only when satisfactory arrangements exist whereby CRIIMI MAE can proactively monitor the performance of the collateral and where CRIIMI MAE has substantial foreclosure/modification rights with respect to the underlying collateral. CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's common stock.

     As a result of a shareholder-approved merger transaction (the Merger) with certain mortgage businesses affiliated with C.R.I., Inc. (CRI) (the CRI Mortgage Businesses) on June 30, 1995, CRIIMI MAE expanded its lines of business to include mortgage advisory services, mortgage servicing and mortgage origination. Through the Merger and as a result of employee additions, CRIIMI MAE has a team of mortgage, real estate and financial professionals to take advantage of the opportunities available for expanded investments in uninsured mortgage-related products and services.

     Since the Merger, through one of its affiliates, CRIIMI MAE Services Limited Partnership (the Services Partnership), CRIIMI MAE has increased its mortgage advisory and servicing activities in conjunction with its purchases of Subordinated CMBS by acquiring servicing rights for the mortgage loans collateralizing these investments. These servicing rights allow CRIIMI MAE to proactively monitor the performance of its investments in Subordinated CMBS and the underlying assets and provide CRIIMI MAE with substantial foreclosure/modification rights with respect to the underlying collateral. As of May 1, 1996 and February 1, 1996, the Services Partnership provided a variety of servicing functions on a mortgage portfolio of approximately $3.4 billion and $2.7 billion, respectively.

     During the second half of 1995, CRIIMI MAE refinanced (through three separate transactions) a significant portion of its floating-rate debt with match-funded, fixed-rate debt that resulted in a better matching of the maturities of the assets financed and the related liabilities and largely reduced the impact of short-term interest rate fluctuations on earnings. In addition to reducing floating-rate debt, the refinancings provided CRIIMI MAE with additional net proceeds of approximately $80 million which, as of May 1996, were used primarily for investments in Subordinated CMBS. As of May 15, 1996, approximately 73% of CRIIMI MAE's total consolidated debt had long-term, fixed-rates and 27% had short-term, floating rates. The floating-rate debt is currently hedged with interest rate caps. As previously discussed, management continues to explore options to refinance the majority of its floating-rate debt.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

Change in Investment Policy
- ---------------------------
     In order to help CRIIMI MAE increase its income and stabilize earnings, and to allow it to take advantage of current opportunities in the marketplace, particularly with respect to uninsured mortgage and mortgage-related investments, the Board of Directors adopted a new investment policy in January 1996. This policy is designed to monitor and direct how CRIIMI MAE funds its investments in order to try to minimize the risk of loss by evaluating the perceived levels of risk associated with various investment types. The policy is also designed to permit a broad range of types of investments by CRIIMI MAE.

     The policy states that CRIIMI MAE may invest in government insured or uninsured assets backed by multifamily and other commercial mortgages. However, the majority of investments must remain, on an overall basis, in mortgages and mortgage-related assets backed by multifamily housing.

     Specific investment limitations include:

     o    CRIIMI MAE's overall debt-to-equity ratio may not exceed 5.0 to 1.0.

     o    Certain specific asset types will have maximum debt-to-equity ratios.

     o    At least 75% of CRIIMI MAE's floating-rate debt must be hedged.

     As of March 31, 1996, CRIIMI MAE's overall debt-to-equity ratio was approximately 2.9 to 1.0 and all of its floating rate debt was hedged. Total assets approximated $1.1 billion, 79% of which was invested in mortgages and mortgage-related assets backed by multifamily housing.

1996 Strategies
- ---------------
     For 1996 and beyond, CRIIMI MAE's business strategies are designed to increase recurring earnings. Management believes the development of CRIIMI MAE into a full-service commercial mortgage company during 1995 -- with mortgage servicing and loan origination capabilities -- has strengthened CRIIMI MAE's ability to keep growing.

     Specific strategies for 1996 are summarized below:

     o Raise additional equity capital, and invest the proceeds primarily in uninsured assets, including Subordinated CMBS.

     o Begin originating uninsured multifamily and commercial mortgages -- a process that is underway.

     o Begin assembling loan pools for securitization, using mortgages CRIIMI MAE originates and/or acquires. CRIIMI MAE anticipates retaining the subordinate bond tranches backed by these pools and servicing the underlying loans. The senior bonds would be placed with other investors.

     o Build CRIIMI MAE's servicing business as it originates, acquires, and securitizes assets. As discussed above, the Services Partnership's mortgage servicing portfolio has increased from $2.7 billion as of February 1, 1996 to $3.4 billion as of May 1, 1996.

     o Continue to explore alternatives to replace short-term, floating-rate debt with longer-term financing. As discussed in Note 9 of the notes to the consolidated financial statements, in March 1996 CRIIMI MAE entered into a three- year master repurchase agreement which will be

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

          used to replace a portion of existing floating-rate debt on Subordinated CMBS which is scheduled to mature in the next 12 months and/or to finance additional investments in lower rated Subordinated CMBS. Additionally, management continues to explore options to refinance the majority of its short-term, floating-rate debt with long-term, fixed-rate financing.

     CRIIMI MAE's management believes that continued growth in income from uninsured mortgage and mortgage-related investments, such as Subordinated CMBS, net of related interest expense, as well as growth from its other lines of business - mortgage origination and mortgage servicing - will increase the tax basis income and financial statement net income even though the contribution of its subsidiary, CRI Liquidating REIT, Inc. (CRI Liquidating) (as discussed further below) will terminate after 1997 in accordance with CRI Liquidating's business plan. This growth in income is based on CRIIMI MAE's business strategies, as previously discussed. As future events may alter these assumptions, no assurance can be given that the business plan results will be achieved.

Results of Operations
- ---------------------
1996 versus 1995
- ----------------
     Tax Basis Income
     ----------------
     CRIIMI MAE earned approximately $14.7 million in tax basis income during the three months ended March 31, 1996 as compared to approximately $8.9 million during the corresponding period in 1995. On a per share basis, tax basis income increased to $0.48 per weighted average share for the three months ended March
31, 1996 from $0.34 for the corresponding period in 1995.   Ordinary income
increased from approximately $3.6 million for the three months ended March 31, 1995 to approximately $6.6 million for the corresponding period in 1996, representing an increase from $0.14 per weighted average share for the three months ended March 31, 1995 to $0.22 per weighted average share for the corresponding period in 1996. Net capital gains increased from approximately $5.3 million for the three months ended March 31, 1995 to approximately $8.2 million for the corresponding period in 1996. On a per share basis, net capital gains increased from $0.20 per weighted average share for the three months ended March 31, 1995 to $0.26 per weighted average share for the corresponding period in 1996.

     The primary factors resulting in the increase in tax basis income were as
follows:   Recurring income increased as a result of additional investments in
Subordinated CMBS made during 1995. The increase in net capital gains was primarily attributable to an increase in net gains from the disposition of CRI Liquidating's assets which were made in this year's lower long-term interest rate environment, as discussed further below. Also contributing to the increase in tax basis income were increases in equity in earnings from investments and other investment income as a result of the mortgage servicing and advisory revenue streams acquired in the Merger during 1995 (as well as in connection with additional investments in Subordinated CMBS) and an increase in short-term investment income. Partially offsetting these increases in tax basis income was an increase in interest expense as a result of additional amounts borrowed under debt facilities to acquire Subordinated CMBS, as well as the higher rate on the long-term, fixed-rate debt. Annual and incentive fees paid to CRIIMI MAE's Adviser decreased as a result of the termination of the CRIIMI MAE advisory agreement in connection with the Merger. The decrease in CRIIMI MAE's annual and incentive fees was partially offset by an increase in general and administrative expenses as a result of the Merger and CRIIMI MAE's growth during 1995. The non-cash purchase accounting amortization expense described below does not

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

impact tax basis income.

     Financial Statement Net Income
     ------------------------------
     Net income for financial statement purposes was approximately $11.5 million for the three months ended March 31, 1996, a 135% increase from approximately $4.9 million for the corresponding period in 1995. On a per share basis, financial statement net income increased to $0.38 per weighted average share for the three months ended March 31, 1996 from $0.19 for the corresponding period in 1995. Net income for financial statement purposes increased primarily for the same reasons as tax basis income: Greater recurring earnings from additional investments in Subordinated CMBS during 1995 and higher net capital gains primarily resulting from the disposition of CRI Liquidating's assets, which were made in this year's lower long-term interest rate environment. Partially offsetting these increases to net income, but not affecting tax basis income, was the non-cash amortization of assets acquired in the Merger. Descriptions of the changes in financial statement net income are discussed below.

Mortgage Investment Income
- --------------------------
     Mortgage investment income decreased by approximately $2.0 million or 12% to $14.8 million for the three months ended March 31, 1996 as compared to $16.8 million for the corresponding period in 1995. This decrease was primarily the result of the reduction in CRI Liquidating's asset base during 1995 and 1996.

     On a consolidated basis, as of March 31, 1996 and December 31, 1995, CRIIMI MAE or its subsidiaries owned, directly or indirectly, 175 and 190 Government Insured Multifamily Mortgages and construction loans, respectively. As of March 31, 1996, these investments had a weighted average net effective interest rate of approximately 8.09%, a weighted average remaining term of approximately 32 years and an aggregate fair value of approximately $729 million. These amounts compare to a weighted average net effective interest rate of approximately 8.26%, a weighted average remaining term of approximately 31 years and an aggregate fair value of approximately $818 million as of December 31, 1995. As of March 31, 1996, CRIIMI MAE had committed approximately $788,000 for advances on construction loans.

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

     In addition, during the three months ended March 31, 1996, there were four prepayments of Government Insured Multifamily Mortgages held by CRIIMI MAE Financial Corporation III. The four prepayments generated net proceeds of approximately $23 million and resulted in losses of approximately $272,000 which are included in losses on mortgage dispositions on the accompanying consolidated statement of income for the three months ended March 31, 1996. Additionally, during April 1996, one mortgage investment held by CRIIMI MAE Financial Corporation III was prepaid. This prepayment does not have a material adverse impact on the consolidated financial statements.

Income from Investments in Subordinated CMBS
- --------------------------------------------
     Income from investments in Subordinated CMBS increased by approximately $6.8 million to $8.2 million for the three months ended March 31, 1996 as

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

compared to $1.4 million for the corresponding period in 1995. This increase was a result of the acquisition of Subordinated CMBS at purchase prices aggregating approximately $239 million during the last three quarters of 1995.

     In January 1996, CRIIMI MAE's Board of Directors authorized CRIIMI MAE to invest in other mortgage investments which are not federally insured or guaranteed provided that specific funding requirements are met based on management's perceived level of risk of the investment. CRIIMI MAE has reviewed opportunities for investment in other real estate securities which complement CRIIMI MAE's existing holdings and in the current investment climate, CRIIMI MAE's management believes that investments in uninsured mortgages and mortgage-related investments, such as higher yielding, higher risk Subordinated CMBS, represent attractive investment opportunities and, as such, are expected to represent a significant component of CRIIMI MAE's new business activity for the foreseeable future.

     Based on the timing and amount of future credit losses and prepayments estimated by management, the anticipated yield over the expected weighted average life for the investments in Subordinated CMBS, as of March 31, 1996, is approximately 12%. The accounting treatment required under generally accepted accounting principles requires that the income on Subordinated CMBS be recorded on a level yield basis given the anticipated yield on these investments. This currently results in income which is lower for financial statement purposes than for tax purposes. The leveraged tax basis return on the Subordinated CMBS is expected to approximate 23% for 1996. This return was determined based on cash basis interest income, no defaults or unrecoverable losses, net of interest expense attributable to the financing of the rated tranches at current interest rates and borrowing amounts and adjusted for amortization of original issue discount related to the Subordinated CMBS. CRIIMI MAE anticipates the leveraged return on these investments for financial statement purposes will approximate 22% over the life of the Subordinated CMBS. This return was determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses, net of interest expense attributable to the financing of the rated tranches at current interest rates and borrowing amounts.

     Management's anticipated returns on the Subordinated CMBS are based upon a number of assumptions that are currently subject to certain business and economic uncertainties and contingencies, including, without limitation, the potential lack of a liquid secondary market for Subordinated CMBS, prevailing interest rates on the current floating-rate debt financing, renewal of the repurchase agreements (which provided financing toward the purchase of the rated tranches of the Subordinated CMBS) at similar terms or the availability of alternative financing, and the timing and magnitude of credit losses on the underlying mortgages collateralizing the Subordinated CMBS that are a result of the general condition of the real estate market, including competition for tenants and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter these assumptions, no assurance can be given that the anticipated yields will be achieved.

     In making investments in Subordinated CMBS, CRIIMI MAE and its affiliates apply their knowledge of multifamily and other commercial mortgages to perform due diligence on the mortgage investments collateralizing the Subordinated CMBS. This analysis may include reviewing the operating records of the underlying real estate assets, appraisals, environmental studies, market studies and architectural and engineering studies, and where deemed necessary, independently developing projected operating budgets. In addition, site visits are conducted at a substantial portion of the properties. Further, CRIIMI MAE will generally make investments of this type only when satisfactory arrangements exist whereby

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

CRIIMI MAE can closely monitor the collateral of the pool and where CRIIMI MAE has substantial foreclosure/modification rights with respect to the underlying collateral. CRIIMI MAE believes that all transactions entered into to date have had such satisfactory arrangements.

     In April 1996, CRIIMI MAE invested an additional $48.2 million in Subordinated CMBS and anticipates investing an additional $9 million in Subordinated CMBS in the next 30 days.

Equity in Earnings from Investments
- -----------------------------------
     Equity in earnings from investments increased by approximately $251,000 or 45% to approximately $815,000 for the three months ended March 31, 1996 as compared to approximately $564,000 for the corresponding period in 1995 primarily due to increases in earnings from the Services Partnership and CRIIMI MAE Services, Inc. as a result of additional revenue streams acquired in the Merger as well as servicing fees earned in connection with investments in Subordinated CMBS.

Other Investment Income
- -----------------------
     Other investment income increased by approximately $387,000 or 50% to $1.2 million for the three months ended March 31, 1996 as compared to approximately $770,000 for the corresponding period in 1995. This increase was primarily attributable to income earned from the short term investment of CRI Liquidating's mortgage disposition proceeds received in January 1996 pending the distribution to shareholders on March 29, 1996. Also contributing to this increase was the recognition of interest income on the note receivable from CRI which was acquired by CRIIMI MAE in connection with the Merger.

Interest Expense
- ----------------
     Interest expense increased by approximately $3.5 million or 29% to approximately $15.7 million for the three months ended March 31, 1996 from approximately $12.1 million for the corresponding period in 1995. This increase was principally a result of additional amounts borrowed in connection with the acquisition of Subordinated CMBS during 1995 and the higher rate on the long-term, fixed-rate financings. Partially offsetting these increases was a decrease in interest expense as a result of the expiration of CRIIMI MAE's interest rate collars during the first and third quarters of 1995.

Fees to Related Party
- ---------------------
     Total fees to related party are comprised of annual fees and incentive fees paid to CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser). From inception through June 30, 1995, the Adviser received certain fees for managing CRIIMI MAE's portfolio. In connection with the Merger, effective June 30, 1995, CRIIMI MAE was no longer required to pay any fees to the Adviser. The Adviser continues to receive fees for managing CRI Liquidating's portfolio.

     Total fees to related party decreased by approximately $691,000 or 80% to approximately $171,000 for the three months ended March 31, 1996 from approximately $862,000 for the corresponding period in 1995 primarily as a result of the termination of CRIIMI MAE's advisory agreement in connection with the Merger. Contributing to the decrease in fees to related party was a reduction in the annual fees payable by CRI Liquidating resulting from its reduced asset base during 1995 and 1996. Partially offsetting the decrease in the annual fee was the payment by CRI Liquidating in 1996 of approximately $87,000 of deferred annual fees related to the last three quarters of 1995 as a

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

result of achieving certain specified performance goals.

General and Administrative Expenses
- -----------------------------------
     General and administrative expenses increased by approximately $81,000 or 7% to $1.3 million for the three months ended March 31, 1996 as compared to approximately $1.2 million for the corresponding period in 1995. This increase was primarily due to increases in payroll and related costs, rent and professional fees as a result of the Merger and the increasing size of CRIIMI MAE's operations. Partially offsetting these increases was a decrease in mortgage servicing fees as a result of the reduction in CRI Liquidating's mortgage base, as discussed above.

Amortization of Assets Acquired in the Merger
- ---------------------------------------------
     In connection with the Merger, CRIIMI MAE acquired certain assets, $28.9 million of which are being amortized using the straight line method over 10 years beginning June 30, 1995. Since the Merger was accounted for under the purchase method of accounting, which resulted in recording the purchased assets at fair value, there are significant non-cash amortization expenses related to these assets. As a result, amortization of assets acquired in the Merger was approximately $722,000 during the three months ended March 31, 1996.

Gains/Losses on Mortgage Dispositions
- -------------------------------------
     Net gains on mortgage dispositions increased by approximately $7.9 million or 501% to approximately $9.4 million for the three months ended March 31, 1996 from approximately $1.6 million for the corresponding period in 1995. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. The proceeds realized from the disposition of a mortgage investment are based on the net coupon rates of the specific mortgage investments disposed of in relation to prevailing long-term interest rates at the date of disposition. During the three months ended March 31, 1996, 11 CRI Liquidating mortgage investments, with a weighted average net coupon rate of approximately 8.2%, were disposed of resulting in financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million. This compares to the disposition of 21 CRI Liquidating mortgage investments with a weighted average net coupon rate of approximately 7.1% during the corresponding period in 1995, that generated net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million. These increases were partially offset by four prepayments of CRIIMI MAE Financial Corporation III mortgage investments during the three months ended March 31, 1996, which resulted in financial statement losses of approximately $272,000 and tax basis losses of approximately $125,000.

Cash Flow
- ---------
1996 versus 1995
- ----------------
     Net cash provided by operating activities increased for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to the increase in net income, as previously discussed. Also contributing to the increase in net cash provided by operating activities was the receipt during the first quarter of 1996 of approximately $2.2 million, representing assignment proceeds from the United States Department of Housing and Urban Development related to the 1995 disposition of the defaulted mortgage on Guinn Nursing Home.

     Net cash provided by investing activities increased for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

as a result of an increase in net proceeds from mortgage dispositions, as previously discussed.

     Net cash used in financing activities increased for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to an increase in net payments on debt obligations as a result of the prepayment of four mortgages held by CRIIMI MAE Financial Corporation III. Also contributing to the increase in net cash used in financing activities was an increase in dividends paid during the first quarter of 1996 and receipt of approximately $4.5 million in 1995 in connection with the issuance of common stock.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Financial Flexibility
- --------------------
     CRIIMI MAE uses proceeds from long-term, fixed-rate debt refinancings, repurchase agreements, other borrowings, a working capital line of credit, return of capital from its investment in CRI Liquidating and issuances of common stock to meet its capital requirements. As previously discussed, CRIIMI MAE substantially reduced the impact of changing interest rates on its financial results through three separate refinancings during the second half of 1995. Changes in interest rates will have no impact on the cost of funds or the collateral requirements for approximately 73% of the debt outstanding as of May 15, 1996. Fluctuations in interest rates will continue to impact the value on that portion of CRIIMI MAE's investments which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place. However, CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining floating-rate debt. The caps have an aggregate notional amount which currently exceeds the amount of floating-rate debt outstanding. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any remaining floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged.

     The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying asset. In certain circumstances, including, among other things, increases in interest rates or decreases in credit quality of the underlying asset, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. If CRIIMI MAE did not have adequate collateral to meet these requirements, it could be forced to sell assets to pay down such debt. If such assets were unavailable or inadequate to pay down the debt, there could be a substantial impact on CRIIMI MAE. However, CRIIMI MAE had adequate unencumbered assets to meet its operating, investing and financing requirements for the three months ended March 31, 1996 and 1995, and management continually monitors the levels of unencumbered collateral.

     CRIIMI MAE's ability to extend or refinance its debt facilities upon maturity will depend on a number of variables, including, among other things, CRIIMI MAE's financial condition and its current and projected results from operations which are impacted by changes in interest rates. Under certain existing debt facilities, CRIIMI MAE's debt-to-equity ratio may not exceed 5.0 to 1.0. As previously mentioned, as of March 31, 1996, CRIIMI MAE was in compliance with this and other contractual requirements. Management continuously monitors CRIIMI MAE's overall financing and hedging strategy in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

based on market conditions and opportunities.

     Management believes that the long-term, fixed-rate refinancings previously discussed and the Merger have created the basis for an overall return to CRIIMI MAE's shareholders that is less interest rate sensitive. The income which has been derived from the Merger is primarily fee-based, in the form of servicing fees and advisory fees. While origination fees may decline in a rising interest rate environment, servicing fees are expected to become more stable in a rising interest rate environment as the likelihood of prepayments or refinancings decreases with higher rates. The potential loss of servicing fees as loans prepay or refinance in a period of declining interest rates is expected to be partly offset by the savings CRIIMI MAE would have on its cost of borrowing on floating-rate debt.

Dividends
- ---------
     CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's common stock. Tax basis income, as well as net income and recurring earnings, increased for the three months ended March 31, 1996 as compared to the corresponding period in 1995 and, as a result, dividends for the first quarter of 1996 increased. Specifically, during the first quarter of 1996, CRIIMI MAE increased its quarterly dividend to $0.30 per share. This compares to dividends of $0.225 per share paid for the first quarter of 1995 and $0.235 per share paid for the fourth quarter of 1995. Based on 1996's first quarter results and assumptions described in CRIIMI MAE's January 29, 1996 press release, management believes a quarterly dividend of at least $0.30 per share will be sustainable throughout 1996.

     The base dividend estimate for 1996 assumes that no losses on Subordinated CMBS occur in 1996. However, such losses may occur in the event of defaults on mortgage loans, although at this time no defaults resulting in losses are anticipated. Additionally, no additional dispositions of CRIIMI MAE's Government Insured Multifamily Mortgages (other than mortgage prepayments to-date and dispositions of CRI Liquidating's mortgages) are assumed to occur in 1996. However, such dispositions may occur through additional prepayments, for example, and could result in losses and a reduction in mortgage income. Additionally, although CRIIMI MAE plans to issue additional equity during 1996, for purposes of determining the 1996 base dividend estimate, no adjustment has been made with respect to any equity raised in 1996.

     The base dividend estimate also assumes that interest rates and CRIIMI MAE's debt levels remain constant throughout 1996. Higher short-term interest rates would increase borrowing costs on CRIIMI MAE's floating-rate debt. However, such increased costs of funds would be limited due to CRIIMI MAE's interest rate cap agreements, which hedge exposure on CRIIMI MAE's short-term, floating-rate debt.

     As discussed in Note 9, CRIIMI MAE financed a portion of its investments in Subordinated CMBS with short-term, floating-rate debt. If the terms of certain of this debt are not extended or alternative financing is unavailable, CRIIMI MAE could be forced to sell assets at a loss to pay off such debt or, if such assets were unavailable or inadequate to pay off the debt, there could be a substantial impact on CRIIMI MAE. Management is actively exploring options to refinance the majority of its short-term, floating-rate debt with long-term, fixed-rate financing. Additionally, in order to provide additional financial flexibility, in March 1996, CRIIMI MAE entered into a three-year, $200 million master repurchase agreement to refinance existing and/or to finance additional investments in lower rated Subordinated CMBS (see also Note 9).

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

     Although the mortgage investments held by CRIIMI MAE and its subsidiaries yield a fixed monthly mortgage payment once purchased, the cash dividends paid by CRIIMI MAE and by its subsidiaries may vary during each period due to several factors. The factors which impact CRIIMI MAE's dividend include (i) the distributions which CRIIMI MAE receives on its CRI Liquidating shares, (ii) the level of income earned on CRIIMI MAE's or its subsidiaries' mortgage investments depending on prepayments, defaults, etc., (iii) the level of income earned on uninsured investments, such as Subordinated CMBS, which varies depending on prepayments, defaults, etc. (iv) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, (v) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends,
(vi) the yield at which principal from scheduled monthly mortgage payments, mortgage dispositions and distributions from the AIM Funds and from CRI Liquidating can be reinvested, (vii) variations in the cash flow received from the AIM Funds, and (viii) changes in operating expenses. CRIIMI MAE's dividends will also be impacted by the timing and amounts of cash flows attributable to its new lines of business - mortgage servicing, advisory and origination services.

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

     CRIIMI MAE intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (Qualifying Interests). Under current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. CRIIMI MAE will closely monitor its compliance with this requirement and intends to maintain its exempt status.

OTHER EVENTS
- ------------
     In June 1995, Edge Partners, L.P. filed a complaint in the United States District Court for the District of Maryland against CRIIMI MAE's directors. The complaint purported to be a derivative action on behalf of CRIIMI MAE and alleged breach of fiduciary duty by the directors and a misleading proxy statement in connection with the Merger. The plaintiff sought unspecified damages, a determination that the shareholder vote in favor of the Merger should be set aside and other relief.

     The defendants filed a motion to dismiss and on December 18, 1995, the case was dismissed with leave to refile within 30 days of receipt of a transcript of the order. The plaintiff refiled a complaint in February 1996. The revised complaint is a class-action suit, alleging breach of fiduciary duty by the directors and solicitation by a misleading proxy statement in connection with the Merger. Motions to dismiss have been filed by all the defendants. Management believes the suit is without merit and does not expect the case to have a material adverse financial impact on CRIIMI MAE.

PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

     Reference is made to Note 11 of the notes to the consolidated financial statements of CRIIMI MAE Inc., which is incorporated herein by reference.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A report on Form 8-K (Item 5), dated January 29, 1996, was filed with the Securities and Exchange Commission on February 7, 1996 with respect to the expected 1996 dividend, business strategies for 1996 and changes in CRIIMI MAE's investment policy.

     The exhibits filed as part of this report are listed below:

          Exhibit No.            Description
          ----------             -----------

             27               Financial Data Schedule

                                   SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CRIIMI MAE INC.

     May 15, 1996                            /s/ Cynthia O. Azzara
     -------------------------               -----------------------------
     DATE                                    Cynthia O. Azzara
                                             Senior Vice President,
                                             Principal Accounting Officer
                                             and Chief Financial Officer