Form 10-K/A
period 1995-12-31
CRIIMI MAE INC
filed 1996-07-18
CIK 847322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A1

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

                                 (301) 816-2300
- -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange on
      Title of each class               which registered
- --------------------------------   ---------------------------
          Common Stock             New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
- -----------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 15, 1996 was approximately $287,989,286 (based on the closing price of Registrant's common stock on the New York Stock Exchange on such date).

As of July 15, 1996, 30,400,983 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
- -----------------------------------------------------------------

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

     (a)  List of documents filed as part of this report:

          1 and 2.  Financial Statements and Financial Statement Schedules

          The following financial statements are incorporated herein by reference in Item 8 from the indicated pages of the 1995 Annual Report to Shareholders:

                                                                       Page
Description                                                          Number(s)
- -----------                                                       --------------
Consolidated Balance Sheets as of December 31,
  1995 and 1994                                                        52*

Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Changes in                                  53*
  Shareholders' Equity for the years ended
  December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows for the                          54*
  years ended December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements                       56 through 98*

The report of CRIIMI MAE's independent accountants with respect to the above listed consolidated financial statements appears on page 51 of the 1995 Annual Report to Shareholders.*

All other financial statements and financial statement schedules have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.
- ------------
*Refers to page numbers of original Form 10-K which was filed on February 22, 1996.

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

     h.*       Articles of Incorporation of CRIIMI MAE Management, Inc.

     i.*       Bylaws of CRIIMI MAE Management, Inc.

     j.* Articles of Incorporation of CRIIMI MAE Services, Inc. as a Maryland Close Corporation.

     k.*       Bylaws of CRIIMI MAE Services, Inc.

     l.* Third Amendment to Agreement of Limited Partnership of CRI/AIM Investment Limited Partnership dated as of June 30, 1995 between CRIIMI MAE Inc. and CRIIMI MAE Management, Inc.

     m.* Fourth Amendment to Agreement of Limited Partnership of CRI/AIM Investment Limited Partnership as of June 30, 1995 between CRIIMI MAE Inc. and CRIIMI MAE Management, Inc.

     n.* Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of June 1, 1995 between CRIIMI MAE Management, Inc. and CRIIMI MAE Services, Inc.

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

     q.*       Articles of Incorporation of CRIIMI MAE Financial Corporation II.

     r.*       Bylaws of CRIIMI MAE Financial Corporation II.

     s.*       Articles of Incorporation of CRIIMI MAE Financial Corporation
               III.

     t.*       Bylaws of CRIIMI MAE Financial Corporation III.

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

     jj.* Credit Agreement dated as of February 24, 1995 between CRIIMI MAE Inc. and The Riggs National Bank of Washington, D.C.

     kk.* Collateral Pledge Agreement dated as of February 24, 1995 between CRIIMI MAE Inc. and The Riggs National Bank of Washington, D.C.

     ll.* Letter of Agreement dated March 30, 1995 concerning the Amended and Restated Credit Agreement among CRIIMI MAE Inc., Signet Bank/Virginia and ASLK-CGER Bank, Grand Cayman Branch.

     mm.* Sixth Amendment dated March 31, 1995 to the Amended and Restated Credit Agreement among CRIIMI MAE Inc. and Signet Bank/Virginia and the First Amendment dated March 31, 1995 to the Amended and Restated Collateral Pledge Agreement.

     nn.* Amendment Agreement Number Three dated June 5, 1995 among CRIIMI MAE Inc., CIBC, Inc., National Australia Bank Limited, New York Branch, Signet Bank/Virginia, The Fuji Bank, LTD., New York Branch, Bank Hapoalim B.M. and Canadian Imperial Bank of Commerce, New York Agency.

     oo.* Installment Note dated June 30, 1995 between CRIIMI MAE Services, Inc. and CRI/AIM Management, Inc.

     pp.* Installment Note dated June 30, 1995 between CRIIMI MAE Services, Inc. and CRICO Mortgage Company, Inc.

     qq.* $9,100,000 Credit Agreement dated as of June 30, 1995 between CRIIMI MAE Management, Inc. and Signet Bank/Virginia.

     rr.* Loan Note dated June 30, 1995 between CRIIMI MAE Management, Inc. and Signet Bank/Virginia.

     ss.* Modification of Interest Rate dated August 22, 1995 for the Credit Agreement Dated as of June 30, 1995 between CRIIMI MAE Management, Inc. and Signet Bank/Virginia.

     tt.* Guaranty dated June 30, 1995 entered into by CRIIMI MAE Inc. in favor of and for the benefit of Signet Bank/Virginia.

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

     xx.* Amendment Agreement Number Four dated September 20, 1995 among CRIIMI MAE Inc., CIBC, Inc., National Australia Bank Limited, New York Branch, Signet Bank/Virginia, The Fuji Bank, LTD., New York Branch, Bank Hapoalim B.M. and Canadian Imperial Bank of Commerce, New York Agency.

     yy.* First Amendment to Guaranty dated September 21, 1995 entered into by CRIIMI MAE Inc., in favor of and for the benefit of Signet Bank/ Virginia.

     zz.* Second Amendment to Guaranty dated September 21, 1995 entered into by CRIIMI MAE Inc., in favor of and for the benefit of Signet Bank/ Virginia.

     aaa.* Seventh Amendment to the Amended and Restated Credit Agreement dated September 21, 1995 among CRIIMI MAE Inc. and Signet Bank/Virginia.

     bbb.* Seven Percent Funding Note due September 17, 2031 dated September 22, 1995 between CRIIMI MAE Financial Corporation II and the

               Federal Home Loan Mortgage Corporation.

     ccc.* Funding Note Purchase and Security Agreement dated as of September 22, 1995 among the Federal Home Loan Mortgage Corporation, CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation II.

     ddd.* Assignment and Agreement dated as of September 22, 1995 between CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation II.

     eee.* Second Amendment to Credit Agreement dated as of September 22, 1995 between CRIIMI MAE Inc. and The Riggs National Bank of Washington, D.C..

     fff.* Eighth Amendment to the Amended and Restated Credit Agreement dated December 5, 1995 among CRIIMI MAE Inc. and Signet Bank/Virginia.

     ggg.* Third Amendment to Credit Agreement dated as of December 7, 1995 between CRIIMI MAE Inc. and The Riggs National Bank of Washington, D.C..
     hhh.* Amendment to the Commitment Letter dated as of March 28, 1995 by and among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc.

     iii.* Amendment to the Commitment Letter dated as of June 14, 1995 by and among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc.

     jjj.* Amendment to the Commitment letter dated as of September 20, 1995 by and among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc.

     kkk.* Amendment to the Commitment Letter dated as of December 1, 1995 by and among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc.

     lll.* Funding Note dated December 15, 1995 between CRIIMI MAE Financial Corporation III and the Federal National Mortgage Association.

     mmm.* Assignment and agreement dated as of the 15th day of December, 1995, by and between CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation III.

     nnn.* Funding Note Issuance and Security Agreement dated as of December 15, 1995 among Federal National Mortgage Association, CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation III.

     ooo.* First Amendment to Commitment Letter between German American Capital Corporation and CRIIMI MAE Inc. as of June 20, 1995.

     ppp.* Letter of Consent to the proposed merger from German American Capital Corporation to CRIIMI MAE Inc. dated June 20, 1995.

     qqq.* Letter of compliance waiver from German American Capital Corporation to CRIIMI MAE Inc. dated September 19, 1995.

     rrr.* Letter of consent to asset pledge by CRIIMI MAE Inc. from German American Capital Corporation dated December 13, 1995.

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

          Exhibit No. 10 - Material contracts.

     a. Revised Form of Advisory Agreement. (Incorporated by reference from Exhibit No. 10.2 to the Registration Statement).

     b.* Employment and Non-Competition Agreement dated April 20, 1995 between CRIIMI MAE Management, Inc. and William B. Dockser.

     c.* Allonge to Amended and Restated Promissory Note dated as of June 23, 1995 between C.R.I., Inc and CRI/AIM Management, Inc.

     d.* Administrative Services Agreement dated June 30, 1995 between CRIIMI MAE Inc. and C.R.I., Inc.

     e.* Asset Purchase Agreement dated as of June 30, 1995 among CRICO Mortgage Company, Inc., CRIIMI MAE Services, Inc., William B. Dockser and H. William Willoughby.

     f.* Asset Purchase Agreement dated as of June 30, 1995 among CRI/AIM Management, Inc., CRIIMI MAE Services, Inc., William B. Dockser and H. William Willoughby.

     g.* The CRIIMI MAE Management, Inc. Executive Deferred Compensation Trust Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and Richard J. Palmer.

     h.*       Sublease dated June 30, 1995 between C.R.I., Inc. and CRIIMI MAE
               Inc.

     i.* Articles of Merger merging CRI Acquisition, Inc., CRICO Mortgage Company, Inc. and CRI/AIM Management, Inc. into CRIIMI MAE Management, Inc.

     j.* Reimbursement Agreement dated as of June 30, 1995 between CRIIMI MAE Management, Inc. and C.R.I., Inc.

     k.* Certificate of Merger dated June 30, 1995 merging CRICO Mortgage Company, Inc., CRI/AIM Management, Inc. and CRI Acquisition, Inc. into CRIIMI MAE Management, Inc.

     l.* Asset Purchase Agreement dated as of June 30, 1995 among C.R.I., Inc., CRI Acquisition, Inc. and William B. Dockser and H. William Willoughby.

     m.* Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and Cynthia O. Azzara.

     n.* Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and Frederick J. Burchill.

     o.* Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and Jay R. Cohen.

     p.* Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and Deborah A. Linn.

     q.* Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and H. William Willoughby.

     Exhibit No. 13* - Annual Report to security holders, Form 10-Q or Quarterly Report to security holders.

          1995 Annual Report to Shareholders.

     Exhibit No. 21 - Subsidiaries of the registrant.

          CRI Liquidating REIT, Inc., incorporated in the state of Maryland.

          CRIIMI, Inc., incorporated in the state of Maryland.

          CRIIMI MAE Financial Corporation, incorporated in the state of Maryland.

          CRIIMI MAE Financial Corporation II, incorporated in the state of Maryland.

          CRIIMI MAE Financial Corporation III, incorporated in the state of Maryland.

          CRIIMI MAE Management, Inc., incorporated in the state of Maryland.

     Exhibit No. 23 - Consents of Experts and Counsel

               a.   Consent of Arthur Andersen LLP

     *Exhibit No. 27 - Financial Data Schedule

          *a.  Financial Data Schedule
          ---------------
          *Previously filed with the original filing on February 22, 1996.

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

                                 CRIIMI MAE INC.

July 18, 1996                    /s/ William B. Dockser
- -------------------------        -----------------------
DATE                             William B. Dockser
                                 Chairman of the Board and
                                   Principal Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


July 18, 1996                    /s/ William B. Dockser
- -------------------------        -------------------------
                                 William B. Dockser
                                 Chairman of the Board and
                                   Principal Executive Officer



July 18, 1996
- -------------------------        -------------------------
DATE                             H. William Willoughby
                                 Director, President and
                                   Secretary



July 18, 1996                    /s/ Cynthia O. Azzara
- -------------------------        -------------------------
DATE                             Cynthia O. Azzara
                                 Senior Vice President, Chief
                                   Financial Officer and Principal
                                    Accounting Officer



July 18, 1996
- -------------------------        ---------------------------
DATE                             Garrett G. Carlson, Sr.
                                 Director


July 18, 1996
- -----------------                -------------------------
DATE                             Larry H. Dale
                                 Director


July 18, 1996
- -------------------------        -------------------------
DATE                             G. Richard Dunnells
                                 Director

July 18, 1996
- -------------------------        -------------------------
DATE                             Robert F. Tardio
                                 Director

                                                        CROSS REFERENCE SHEET

          The item numbers and captions in Parts I, II, III and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:


Item                                        Referenced Materials               Page
- ----                                        --------------------          ---------------
3.   Legal Proceedings                      1995 Annual Report              96 through 97*

5.   Market for the Registrant's            1995 Annual Report              32 through 33*
     Common Stock and Related
     Stockholder Matters

6.   Selected Financial Data                1995 Annual Report              30 through 32*

7.   Management's Discussion and            1995 Annual Report              34 through 50*
     Analysis of Financial
     Condition and Results of
     Operations

8.   Financial Statements,                  1995 Annual Report              51 through 98*
     including Auditors'
     Report, and Supplementary
     Data

11.  Executive Compensation                 1995 Annual Report              68 through 71*

13.  Certain Relationships and              1995 Annual Report              68 through 71*
     Related Transactions

14.  Exhibits, Financial State-             1995 Annual Report
     ment Schedules, and Reports
     on Form 8-K
- -----------------

*Refers to page number of original Form 10-K which was filed on February 22, 1996.



                                  EXHIBIT INDEX

               Exhibit
               -------

     (3)h*     Articles of Incorporation of CRIIMI MAE Management, Inc.

     (3)i*     Bylaws of CRIIMI MAE Management, Inc.

     (3)j* Articles of Incorporation of CRIIMI MAE Services, Inc. as a Maryland Close Corporation.

     (3)k*     Bylaws of CRIIMI MAE Services, Inc.

     (3)l* Third Amendment to Agreement of Limited Partnership of CRI/AIM Investment Limited Partnership.

     (3)m* Fourth Amendment to Agreement of Limited Partnership of CRI/AIM Investment Limited Partnership between CRIIMI MAE Inc. and CRIIMI MAE Management, Inc.

     (3)n* Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership.

     (3)q*     Articles of Incorporation of CRIIMI MAE Financial Corporation II.


     (3)r*     Bylaws of CRIIMI MAE Financial Corporation II.

     (3)s*     Articles of Incorporation of CRIIMI MAE Financial Corporation
               III.

     (3)t*     Bylaws of CRIIMI MAE Financial Corporation III.

     (4)jj* Credit Agreement between CRIIMI MAE Inc. and The Riggs National Bank of Washington, D.C.

     (4)kk* Collateral Pledge Agreement between CRIIMI MAE Inc. and The Riggs National Bank of Washington, D.C.

     (4)ll* Letter of Agreement concerning the Amended and Restated Credit Agreement among CRIIMI MAE Inc., Signet Bank/Virginia and ASLK-CGER Bank, Grand Cayman Branch.

     (4)mm* Sixth Amendment to the Amended and Restated Credit Agreement among CRIIMI MAE Inc. and Signet Bank/Virginia and the First Amendment to the Amended and Restated Collateral Pledge Agreement.

     (4)nn* Amendment Agreement Number Three among CRIIMI MAE Inc., CIBC, Inc., National Australia Bank Limited, New York Branch, Signet Bank/Virginia, The Fuji Bank, LTD., New York Branch, Bank Hapoalim B.M. and Canadian Imperial Bank of Commerce, New York Agency.

     (10)f* Asset Purchase Agreement among CRI/AIM Management, Inc., CRIIMI MAE Services, Inc., William B. Dockser and H. William Willoughby.

     (10)g* The CRIIMI MAE Management, Inc. Executive Deferred Compensation Trust Agreement between CRIIMI MAE Management, Inc. and Richard
               J. Palmer.

     (10)h*    Sublease between C.R.I., Inc. and CRIIMI MAE Inc.

     (10)i* Articles of Merger merging CRI Acquisition, Inc., CRICO Mortgage Company, Inc. and CRI/AIM Management, Inc. into CRIIMI MAE Management, Inc.

     (10)j* Reimbursement Agreement between CRIIMI MAE Management, Inc. and C.R.I., Inc.

     (10)k* Certificate of Merger merging CRICO Mortgage Company, Inc., CRI/AIM Management, Inc. and CRI Acquisition, Inc. into CRIIMI MAE Management, Inc.
     (10)l* Asset Purchase Agreement among C.R.I., Inc., CRI Acquisition, Inc. and William B. Dockser and H. William Willoughby.

     (10)m* Employment and Non-Competition Agreement between CRIIMI MAE Management, Inc. and Cynthia O. Azzara.

     (10)n* Employment and Non-Competition Agreement between CRIIMI MAE Management, Inc. and Frederick J. Burchill.

     (10)o* Employment and Non-Competition Agreement between CRIIMI MAE Management, Inc. and Jay R. Cohen.

     (10)p* Employment and Non-Competition Agreement between CRIIMI MAE Management, Inc. and Deborah A. Linn.

     (10)q* Employment and Non-Competition Agreement between CRIIMI MAE Management, Inc. and H. William Willoughby.

     23.       Consent of Arthur Andersen LLP

     27.*      Financial Data Schedule
               -------------

               *Previously filed with the original filing on February 22, 1996.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation by reference in Registration Statement File No. 33-54267 of our report dated February 14, 1996 included in CRIIMI MAE Inc.'s Form 10-k for the year ended December 31, 1995 and to all references to our Firm included in such Registration Statement File No. 33-54267.



Washington, D.C.
July 16, 1996