Form 10-K/A
period 1995-12-31
CRIIMI MAE INC
filed 1996-07-24
CIK 847322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A2

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 23, 1996 was approximately $291,417,729 (based on the closing price of Registrant's common stock on the New York Stock Exchange on such date).

As of July 23, 1996, 30,400,983 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
- -----------------------------------------------------------------

     Form 10-K Parts                     Document
     ----------------                    ---------

     I, II, III and IV         1995 Annual Report to Shareholders
     III                       1996 Notice of Annual Meeting of
                               Shareholders and Proxy Statement

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly cuased this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


July 24, 1996                 /s/ William B. Dockser
- -------------------------     -------------------------
                              William B. Dockser
                              Chairman of the Board and
                              Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          July 24, 1996                 /s/ William B. Dockser
          -------------------------     -------------------------
                                        William B. Dockser
                                        Chairman of the Board and
                                        Principal Executive Officer



          July 24, 1996                 /s/ H. William Willoughby
          -------------------------     -------------------------
          DATE                          H. William Willoughby
                                        Director, President and
                                        Secretary



          July 24, 1996                 /s/ Cynthia O. Azzara
          -------------------------     -------------------------
          DATE                          Cynthia O. Azzara
                                        Senior Vice President, Chief
                                        Financial Officer and Principal
                                        Accounting Officer



          July 24, 1996                 /s/ Garrett G. Carlson, Sr.
          -------------------------     ---------------------------
          DATE                          Garrett G. Carlson, Sr.
                                        Director


          July 24, 1996                 /s/ Larry H. Dale
          -----------------             -------------------------
          DATE                          Larry H. Dale
                                        Director


          July 24, 1996                 /s/ G. Richard Dunnells
          -------------------------     -------------------------
          DATE                          G. Richard Dunnells
                                        Director

          July 24, 1996                 /s/ Robert F. Tardio
          -------------------------     -------------------------
          DATE                          Robert F. Tardio
                                        Director