Form 10-Q
period 1996-06-30
CRIIMI MAE INC
filed 1996-08-07
CIK 847322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         June 30, 1996
                              -------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding as of August 6, 1996
- ----------------------------       --------------------------------
Common Stock, $.01 par value                   30,400,983

                                 CRIIMI MAE INC.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996


                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - as of June 30, 1996
            (unaudited) and December 31, 1995 . . . . . . .         3

          Consolidated Statements of Income - for the
            three and six months ended June 30, 1996
            and 1995 (unaudited)  . . . . . . . . . . . . .         4

          Consolidated Statement of Changes in
            Shareholders' Equity - for the six months
            ended June 30, 1996 (unaudited) . . . . . . . .         5

          Consolidated Statements of Cash Flows -
            for the six months ended June 30, 1996
            and 1995 (unaudited)  . . . . . . . . . . . . .         6

          Notes to Consolidated Financial Statements  . . .
            (unaudited) . . . . . . . . . . . . . . . . . .         8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . .        34

PART II.  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . .        46

Item 2.   Changes in Securities . . . . . . . . . . . . . .        47

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .        48

Signature   . . . . . . . . . . . . . . . . . . . . . . . .        49

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS

                                                  June 30,      December 31,
                                                   1996              1995
                                              --------------    --------------
                                              (unaudited)
Assets:
  Interest Bearing Investments
    Mortgage security collateral, at
      amortized cost                          $  641,633,565    $  674,289,774
    Subordinated CMBS, at amortized cost         335,923,410       278,400,699
    Mortgages, at fair value                      72,456,619       132,823,515

  Equity Investments                              37,834,554        37,137,786

  Other Assets
    Assets acquired in Merger                     25,982,441        27,425,483
    Deferred costs                                15,704,621        16,072,517
    Receivables and other assets                  17,887,436        20,575,725
    Cash and cash equivalents                     11,446,381        16,577,407
                                              --------------    --------------
      Total assets                            $1,158,869,027   $1,203,302,906
                                              ==============    ==============

Liabilities:
  Securitized Mortgage Obligations            $  613,292,272    $  645,260,921
  Repurchase Agreements - Subordinated CMBS      218,343,242       187,947,276
  Bank Term Loans                                 10,197,880        21,227,880
  Working Capital Line of Credit                   4,000,000                --
  Payables and accrued expenses                    9,357,950        10,929,366
                                              --------------    --------------
        Total liabilities                        855,191,344       865,365,443
                                              --------------    --------------
Minority interests in
  consolidated subsidiary                         25,726,940        52,233,520
                                              --------------    --------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock                                         --                --
  Common stock                                       309,356           309,356
  Net unrealized gains on mortgage
    investments                                    8,695,013        16,138,649
  Additional paid-in capital                     273,916,792       274,226,356
                                              --------------    --------------
                                                 282,921,161       290,674,361

Less treasury stock, at cost-
  528,594 shares                                  (4,970,418)       (4,970,418)
                                              --------------    --------------
        Total shareholders' equity               277,950,743       285,703,943
                                              --------------    --------------
        Total liabilities and shareholders'
          equity                              $1,158,869,027    $1,203,302,906
                                              ==============    ==============

                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                          CRIIMI MAE INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)

                                                         For the three months ended      For the six months ended
                                                                  June 30,                          June 30,
                                                           1996            1995             1996          1995
                                                        -----------    ------------     ------------  ------------
Income:
  Mortgage investment income                           $ 14,285,082    $ 16,485,758      $29,055,228   $33,301,625
  Income from investment in subordinated
    CMBS                                                  9,792,772       2,084,527       17,986,481     3,436,444
  Equity in earnings from investments                       913,479         613,176        1,728,802     1,207,157
  Other investment income                                   414,620         198,472        1,571,379       938,153
                                                       ------------    ------------      -----------   -----------
                                                         25,405,953      19,381,933       50,341,890    38,883,379
                                                       ------------    ------------      -----------   -----------
Expenses:
  Interest expense                                       15,761,485      11,904,387       31,436,799    24,053,790
  General and administrative                              1,977,245       1,109,523        3,227,751     2,278,676
  Fees to related party                                      69,919         855,870          241,035     1,718,129
  Amortization of assets acquired in the Merger             721,521              --        1,443,042            --
                                                       ------------    ------------      -----------   -----------
                                                         18,530,170      13,869,780       36,348,627    28,050,595
                                                       ------------    ------------      -----------   -----------
Income before mortgage dispositions                       6,875,783       5,512,153       13,993,263    10,832,784

Mortgage dispositions:
  Gains                                                      32,679          66,933        9,724,923    1,819,176
  Losses                                                    (64,421)             --         (336,474)     (184,897)
                                                       ------------    ------------      -----------   -----------
Income before minority interests                          6,844,041       5,579,086       23,381,712    12,467,063

Minority interests in net income of
  consolidated subsidiary                                  (452,516)       (969,674)      (5,447,062)   (2,942,254)
                                                       ------------    ------------      -----------   -----------
Net income                                             $  6,391,525    $  4,609,412      $17,934,650   $ 9,524,809
                                                       ============    ============      ===========   ===========
Per share data

  Net income per share                                 $       0.21    $       0.17      $      0.59   $      0.36
                                                       ============    ============      ===========   ===========
Weighted average shares outstanding,
  exclusive of shares held in treasury                   30,407,024      26,773,071     30,407,024      26,521,755
                                                       ============    ============      ===========   ===========

                                            The accompanying notes are an integral part
                                             of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                          CRIIMI MAE INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                               For the six months ended June 30, 1996
                                           (Unaudited)


                                                           Net
                                                        Unrealized
                                      Common Stock       Gains on     Additional                                         Total
                                          Par            Mortgage      Paid-in        Undistributed    Treasury       Shareholders'
                                         Value         Investments     Capital          Net Income       Stock          Equity
                                      ------------    -------------  -------------    -------------   -------------  -------------
Balance, December 31, 1995            $    309,356    $  16,138,649  $ 274,226,356    $          --   $ (4,970,418)  $285,703,943
Net income                                                       --             --       17,934,650             --     17,934,650
Dividends of $0.60 per weighted
  average share                                 --               --       (309,564)     (17,934,650)            --    (18,244,214)
Adjustment to net unrealized gains
  on mortgage investments                       --       (7,443,636)            --               --             --     (7,443,636)
                                      ------------    -------------  -------------    -------------   ------------   ------------
Balance, June 30, 1996                $    309,356    $   8,695,013  $ 273,916,792    $          --   $ (4,970,418)  $277,950,743
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                                    CRIIMI MAE INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                        For the six months ended
                                                                                  June 30,
                                                                         1996               1995
                                                                     ------------       ------------
Cash flows from operating activities:
  Net income                                                         $ 17,934,650       $  9,524,809
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Amortization of discount and deferred financing
        costs on debt                                                   1,396,901          2,019,604
      Amortization of assets acquired in the Merger                     1,443,042                 --
      Depreciation and other amortization                                 450,839            270,246
      Discount/premium amortization on investments                     (1,163,850)          (760,520)
      Net gains on mortgage dispositions                               (9,388,449)        (1,634,279)
      Equity in earnings from investments                                (265,419)           (59,763)
      Valuation adjustment to hedges                                     (129,339)                --
      Minority interests in earnings of consolidated subsidiary         5,447,062          2,942,254
      Changes in assets and liabilities:
        Decrease in receivables and other assets                        2,398,895            631,442
        Decrease in payables and accrued expenses                        (725,642)           (58,099)
        Decrease in interest payable                                     (595,664)        (1,516,676)
                                                                      -----------       ------------
          Net cash provided by operating activities                    16,803,026         11,359,018
                                                                      -----------       ------------
Cash flows from investing activities:
  Purchase of mortgages and advances on construction loans               (260,916)        (5,463,466)
  Purchase of Subordinated CMBS                                       (57,378,058)       (28,151,595)
  Proceeds from mortgage dispositions                                  86,964,909         55,455,341
  Receipt of principal payments                                         4,271,418          3,312,522
  Decrease in (payment of) deferred costs                                 163,281         (1,091,197)
  Servicing rights contributed to Services Partnership                 (1,558,017)                --
  Other investing activities                                              346,003            126,645
                                                                     ------------        -----------
          Net cash provided by investing activities                    32,548,620         24,188,250
                                                                     ------------       ------------


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Cash flows from financing activities:
  Proceeds from debt issuances                                         72,115,401        205,979,801
  Principal payments on debt obligations                              (81,471,535)      (213,319,236)
  Increase in deferred financing costs                                   (699,984)          (119,863)
  Dividends (including return of capital) paid to shareholders,
    including minority interests                                      (44,426,554)       (36,045,470)
  Proceeds from the issuance of common stock                                   --          8,270,921
                                                                     ------------       ------------
          Net cash used in financing activities                       (54,482,672)       (35,233,847)
                                                                     ------------       ------------
Net (decrease) increase in cash and cash equivalents                   (5,131,026)           313,421

Cash and cash equivalents, beginning of period                         16,577,407          5,143,171
                                                                     ------------       ------------
Cash and cash equivalents, end of period                             $ 11,446,381       $  5,456,592
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

     CRIIMI MAE intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (Qualifying Interests). Under current interpretation by the staff of the Securities and Exchange Commission (SEC), in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. CRIIMI MAE will closely monitor its compliance with this requirement and intends to maintain its exempt status.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Basis of Presentation

     In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, including CRI Liquidating, CRIIMI Management, CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III and CRIIMI, Inc., contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated financial position of CRIIMI MAE as of June 30, 1996 and December 31, 1995, the consolidated results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

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

     Reclassifications
     -----------------
          Certain amounts in the consolidated financial statements as of and for the three and six months ended June 30, 1995 have been reclassified to conform to the 1996 presentation.

     Consolidated Statements of Cash Flows
     -------------------------------------
          Cash payments made for interest during the six months ended June 30, 1996 and 1995 were $30,635,562 and $23,550,862, respectively.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Transactions with Related Parties

     Below is a summary of the related party transactions which occurred during the three and six months ended June 30, 1996, and 1995. These items are described further in the text which follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

                                                      For the three months ended              For the six months ended
                                                                 June 30,                                June 30,
                                                        1996              1995                   1996             1995
                                                    ------------      ------------           ------------     ------------
Payments to the Adviser
- -----------------------
Annual fee - CRIIMI MAE (a)(b)(h)                   $         --     $     760,912           $         --     $  1,493,297
Annual fee - CRI Liquidating (b)                          69,919(g)         94,958(g)             241,035(g)       224,832(g)
Incentive fee - CRI Liquidating (f)                           --                --                568,638               --
Mortgage selection fees - CRIIMI MAE (k)                      --           211,137                     --          211,137
                                                    ------------     -------------           ------------     ------------
          Total                                     $     69,919     $   1,067,007           $    809,673     $  1,929,266
                                                    ============     =============           ============     ============
Payments to CRI (i):
- --------------------
Expense reimbursement - CRIIMI MAE (c)(i)           $    158,940     $     435,653           $    387,456     $    929,416
Expense reimbursement - CRI Liquidating (c)(j)                --            42,165                     --          111,586
                                                    ------------     -------------           ------------     ------------
          Total                                     $    158,940     $     477,818           $    387,456     $  1,041,002
                                                    ============     =============           ============     ============

Amounts Received or Accrued from Related Parties
- ------------------------------------------------
CRIIMI,Inc.
- -----------
  Income (d)                                        $    434,066     $     475,872           $    892,030     $    932,550
  Return of capital (e)                                  187,650           117,921                509,488          212,131
                                                    ------------     -------------           ------------     ------------
          Total                                     $    621,716     $     593,793           $  1,401,518     $  1,144,681
                                                    ============     =============           ============     ============
CRI/AIM Investment Limited
  Partnership                                       $    193,606(d)  $     175,000(d)(h)     $    386,288(d)  $    350,000(d)(h)
                                                    ============     =============           ============     ============
Expense Reimbursements to CRIIMI Management
- -------------------------------------------
CRI Liquidating and the AIM Funds (c)(j)            $     75,000     $          --           $    150,000     $         --
CRIIMI MAE Services Limited Partnership (c)(j)           425,000                --                850,000               --
                                                    ------------     -------------           ------------     ------------
                                                    $    500,000     $          --           $  1,000,000     $         --
                                                    ============     =============           ============     ============

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

(a) In connection with the Merger, effective June 30, 1995, CRIIMI MAE became a self-administered REIT, and as of that date is no longer required to make payments to CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser).
(b)       Included in the accompanying consolidated statements of income.
(c) Included as general and administrative expenses on the accompanying consolidated statements of income.
(d) Included as equity in earnings from investments on the accompanying consolidated statements of income.
(e) Included as a reduction of equity investments on the accompanying consolidated balance sheets.
(f) Netted with gains on mortgage dispositions on the accompanying consolidated statements of income.
(g) As a result of reaching certain specified performance goals during the second quarter of 1996, CRI Liquidating paid deferred annual fees of
          $19,721 during the three months ended June 30, 1996.   CRI Liquidating
          paid deferred annual fees of $128,530 and $28,467, during the six months ended June 30, 1996 and 1995, respectively. The amount paid for the six months ended June 30, 1996 included $86,739 paid for the last three quarters of 1995. No deferred annual fees were paid during the three months ended June 30, 1995.
(h) As of June 1, 1993, pursuant to the First Amendment to the CRI Insured Mortgage Association, Inc. advisory agreement (the Advisory Agreement), CRI guaranteed that CRIIMI MAE would receive an annual distribution from CRI/AIM Investment Limited Partnership of $700,000. CRIIMI MAE was granted the right to reduce the amounts paid to the Adviser by the difference between the guaranteed $700,000 distribution and the amount actually paid to CRIIMI MAE by CRI/AIM Investment Limited Partnership. As such, the amounts paid to the Adviser for the three and six months ended June 30, 1995 were reduced by $77,355 and $154,862, respectively, which represented the difference between the guaranteed distribution for the period and the amount actually paid to CRIIMI MAE. This guarantee was terminated effective June 30, 1995 in connection with the transaction in which CRIIMI MAE became a self-administered REIT.
(i) Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred by the Adviser on behalf of CRIIMI MAE. In connection with the Merger, on June 30, 1995, CRIIMI MAE was no longer required to reimburse the Adviser, as these expenses are now directly incurred by CRIIMI MAE. However, pursuant to an agreement between CRIIMI MAE and CRI (the CRI Administrative Services Agreement), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI MAE's business. CRIIMI MAE uses the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by CRIIMI Management or provided by another service provider. The CRI Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE.
(j) Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred by the Adviser on behalf of CRI Liquidating and the AIM Funds. The transaction in which CRIIMI MAE became a self-administered REIT had no impact on CRI Liquidating's or the AIM Funds' financial statements except that the expense reimbursements previously paid to CRI, are, effective June 30, 1995, paid to CRIIMI Management. Additionally, effective June 30, 1995, CRIIMI Management is reimbursed for its employees' time and expenses incurred on behalf of CRIIMI MAE Services Limited Partnership

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

          (the Services Partnership).
(k) Included as deferred costs on the accompanying balance sheets and amortized over the expected mortgage life.

     In addition to the above transactions, CRIIMI MAE entered into agreements with CRI after June 30, 1995 to sublease approximately 27,200 square feet of office space leased by CRI, at a total annual rent of approximately $544,000. All increases in lease occupancy charges, including inflation adjustments and expense reimbursements, will be passed through to CRIIMI MAE on a per square foot basis. The term of the sublease runs concurrently with CRI's lease, which expires on October 31, 1997. CRIIMI MAE may lease additional space, on an as-needed, as-available basis. During the three and six months ended June 30, 1996, CRIIMI MAE incurred rent charges of approximately $112,000 and $224,000, respectively, which is included in general and administrative expenses on the accompanying consolidated statements of income.

     CRIIMI MAE has entered into a deferred compensation arrangement with William B. Dockser and H. William Willoughby (collectively, the Principals) in the aggregate amount of $5,002,183 pursuant to which CRIIMI MAE agreed to pay each of the Principals for services performed in connection with structuring the Merger. CRIIMI MAE's obligation to pay the deferred compensation is limited, with certain exceptions, to the creation of an irrevocable grantor trust for the benefit of the Principals and to the transfer to such trust of the right to receive such deferred compensation (the Note Receivable) in the amount of $5,002,183. The deferred compensation is fully vested and payable only to the extent that CRI continues to make principal payments on the Note Receivable. However, in the event of bankruptcy or a similar event affecting CRIIMI MAE, the remaining trust corpus would revert back to CRIIMI MAE, and the Principals would become unsecured creditors of CRIIMI MAE. Payments of principal and interest on the Note Receivable and the deferred compensation are payable quarterly and terminate in 10 years. Both the Note Receivable and the deferred compensation obligation bear interest at the prime rate (8.25% as of June 30, 1996) plus 2% per annum. During the three and six months ended June 30, 1996, CRIIMI MAE, through CRIIMI Management, recognized interest income of approximately $119,000 and $241,000, respectively, on the Note Receivable, which is included in other investment income on the accompanying consolidated statements of income, and recognized interest expense of approximately $119,000 and $241,000, respectively, on the deferred compensation obligation, which is included in interest expense on the accompanying consolidated statements of income. The deferred compensation obligation and the Note Receivable are included in Payables and accrued expenses and Receivables and other assets, respectively, on the accompanying consolidated balance sheets as of June 30, 1996 and December 31, 1995.

     Since the Merger, through one of its affiliates, the Services Partnership, CRIIMI MAE has increased its mortgage advisory and servicing activities in conjunction with its purchases of Subordinated CMBS by acquiring servicing rights for the mortgage loans collateralizing these investments. These servicing rights allow CRIIMI MAE to proactively monitor the performance of its investments in Subordinated CMBS and provide CRIIMI MAE with substantial foreclosure/modification rights with respect to the underlying collateral. As of July 1, 1996 and February 1, 1996, the Services Partnership provided a variety of servicing functions on a mortgage portfolio of approximately $4.0 billion and $2.7 billion, respectively. The servicing contracts are contributed to the Services Partnership and increase CRIIMI MAE's interest in that partnership. As of June 30, 1996, CRIIMI MAE held a 32% general partnership interest in the Services Partnership. The Services Partnership provides mortgage servicing and advisory services to third parties, CRIIMI MAE, certain

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

affiliates of CRI and the AIM Funds on a fee basis. CRIIMI MAE, through CRIIMI Management, manages the Services Partnership as general partner.

5.   Mortgage Security Collateral and Mortgages

     CRIIMI MAE's consolidated investment in mortgage security collateral and mortgages is comprised of participation certificates evidencing a 100% undivided interest in Government Insured Multifamily Mortgages issued or sold pursuant to programs of the Federal Housing Administration (FHA) (FHA-Insured Loans), mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities) and, to a lesser extent, FHA-Insured Loans relating to the construction of nursing homes and intermediate care facilities (Government Insured Construction Mortgages). Government Insured Construction Mortgages are intended to be converted to permanent, amortizing insured loans upon final endorsement of the mortgage by HUD. Additionally, mortgage security collateral includes Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by FHA-Insured Loans and GNMA Mortgage-Backed Securities, as discussed below. As of June 30, 1996, 27% of CRIIMI MAE's investment in mortgage security collateral and mortgages (including loans which collateralize Freddie Mac participation certificates) were FHA-Insured Loans, 71% were GNMA Mortgage-Backed securities and 2% were Government Insured Construction Mortgages. FHA-Insured Loans, GNMA Mortgage-Backed Securities and Government Insured Construction Mortgages are collectively referred to as mortgages herein. As of June 30, 1996, CRIIMI MAE had committed approximately $640,000 for advances on Government Insured Construction Mortgages.

     During the six months ended June 30, 1996, CRIIMI MAE funded advances of approximately $261,000 on Government Insured Construction Mortgages with a weighted average net effective interest rate of approximately 8.0%. These loans are anticipated to convert to permanent loans over the next three months with a maturity of 39 years.

     Through its wholly owned subsidiaries and CRI Liquidating, CRIIMI MAE owns the following mortgages directly and indirectly:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Mortgage Security Collateral and Mortgages - Continued


                                                                  As of June 30, 1996
                                                                 ---------------------

                                                                                               Weighted
                                                                                                Average
                                                Number of        Carrying        Fair          Effective      Weighted Average
                                                Mortgages          Value        Value(a)     Interest Rate     Remaining Term
                                                ---------      ------------   ------------   -------------    ----------------
CRIIMI MAE                                           6         $ 18,434,360   $ 18,434,360           8.16%       36 years
CRIIMI MAE Financial Corporation                    57          221,801,165    223,297,942           8.45%       32 years
CRIIMI MAE Financial Corporation II                 59          251,082,437    244,330,874           7.19%       31 years
CRIIMI MAE Financial Corporation III(c)             40          168,749,963    167,817,515           8.15%       32 years
CRI Liquidating(b)                                  11           54,022,259     54,022,259          11.34%       26 years
                                                ---------      ------------   ------------
                                                   173         $714,090,184   $707,902,950
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

(b) During the six months ended June 30, 1996, CRIIMI MAE, through its subsidiary, CRI Liquidating, disposed of 11 Government Insured Multifamily Mortgages which constituted approximately 52% of CRI Liquidating's December 31, 1995 tax basis portfolio balance. These 11 dispositions resulted in financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million.

(c)  During the six months ended June 30, 1996, there were six prepayments of

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Mortgage Security Collateral and Mortgages - Continued

Government Insured Multifamily Mortgages held by CRIIMI MAE Financial Corporation III. These six prepayments generated net proceeds of approximately $30 million and resulted in net losses of approximately $304,000, which are included in losses on mortgage dispositions on the accompanying consolidated statement of income for the six months ended June 30, 1996.


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

     The following table summarizes information related to these investments on an aggregate basis by pool:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Investment in Subordinated CMBS - Continued

                                                            Face            Current
                                                           Amount         Pass-Through         Weighted
                                          Date          as of 6/30/96         Rate              Average
Pool                                    Acquired        (in millions)   (as of 6/30/96)     Remaining Life(1)
- ----                                  ------------     --------------   ----------------    ----------------
Mortgage Capital
  Funding, Inc.
    Series 1993-C1                    Dec 1994         $   19.7               8.7%             2 years
    Series 1994-MC1                   Jul-Dec 1994         34.4               8.7%             7 years
    Series 1995-MC1                   Aug 1995             33.2               9.6%            21 years

Nomura Asset Securities
  Series 1994-C3                      April-Aug 1995       25.2             11.74%            15 years

Structured Mortgage
  Securities Corp.
    Series 1995-M1                    May 1995             15.2               9.0%            15 years

Asset Securitization Corp.
  Series 1995-D1                      Aug 1995             30.6               7.6%            20 years

Lehman Pass-Through
  Securities Inc.
    Series 1994-A                     Oct 1995             10.3               8.6%             8 years

LB Commercial Conduit                                      42.9
  Series 1995-C2                      Nov 1995                                9.5%            15 years

DLJ Mortgage Acceptance
  Corporation
    Series 1995-CF2                   Dec 1995             61.0               8.8%            12 years

Merrill Lynch Mortgage
  Investors, Inc.
    Series 1995-C3                    Dec 1995             90.1               8.5%            15 years

Asset Securtization Corp.
  Series 1996-D2                      April 1996           68.6               8.7%            17 years

Fannie Mae
  Multifamily REMIC
    Series 1996-M1                    May 1996             17.9               6.6%            18 years
                                                       --------
Total                                                  $  449.1
                                                       ========

(1)  Weighted average remaining life represents the weighted average expected life of the Subordinated CMBS prior to consideration of losses, extensions or prepayments other than those factored in the assumed constant prepayment rate used in determining the June
30, 1996 fair value.
(2)  Represents the original anticipated yield to maturity of the Subordinated CMBS, based on management's estimate of the timing and amount of future credit losses and prepayments.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Investment in Subordinated CMBS - Continued

                                                                             Original         Current
                                    Amortized            Amortized          Anticipated     Anticipated
                                       Cost                Cost              Unlevered       Unlevered
                                  as of 6/30/96        as of 12/31/95       Yield to          Yield to
Pool                              (in millions)         (in millions)       Maturity(2)       Maturity
- ----                             ---------------      ---------------       ------------    -----------
Mortgage Capital
  Funding, Inc.
    Series 1993-C1               $     17.7           $     17.4               13.0%           13.0%
    Series 1994-MC1                    22.2                 22.1               14.1%           14.1%
    Series 1995-MC1                    25.4                 25.6               12.2%           12.2%

Nomura Asset Securities
  Series 1994-C3                       21.9                 22.0               12.3%           12.3%

Structured Mortgage
  Securities Corp.
    Series 1995-M1                      9.8                  9.8               12.9%           12.9%

Asset Securitization Corp.
  Series 1995-D1                       20.2                 20.2               11.6%           11.6%

Lehman Pass-Through
  Securities Inc.
    Series 1994-A                       6.0                  6.1               13.4%           13.4%

LB Commercial Conduit
  Series 1995-C2                       35.5                 35.5               11.2%           11.2%

DLJ Mortgage Acceptance
  Corporation
    Series 1995-CF2                    50.8                 50.7               11.0%           11.0%

Merrill Lynch Mortgage
  Investors, Inc.
    Series 1995-C3                     69.0                 69.0               11.1%           11.1%

Asset Securtization Corp.
  Series 1996-D2                       48.3                   --               12.4%           12.4%

Fannie Mae
  Multifamily REMIC
  Series 1996-M1                        9.1                   --               11.7%          11.7%
                                 ----------           ----------
Total                            $    335.9           $    278.4
                                 ==========           ==========


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Investment in Subordinated CMBS - Continued

The aggregate investment by the underlying rating of the Subordinated CMBS is as follows:


                                                                  Fair Value
                                Face Amount as                      as of                       Amortized Cost as of
                              of June 30, 1996                   June 30, 1996(a)                    (in millions)
Security Rating                 (in millions)          %          (in millions)       June 30, 1996         December 31, 1995
- ---------------               ----------------     --------     ----------------     ---------------        -----------------
BBB Rated                     $   14.6                3.3%       $    13.9              $   13.8              $      4.0

BB Rated (b)                     204.5               45.5%           171.3                 180.5                   155.2

B Rated (b)                      145.6               32.4%           103.3                 108.7                    91.7

Unrated                           84.4               18.8%            33.0                  32.9                    27.5
                              --------             ------        ---------              --------               ---------
Total                         $  449.1              100.0%       $  321.50              $ 335.90               $   278.4
                              ========             ======        =========              ========               =========


(a) The estimated fair values of Subordinated CMBS are based on quoted market prices.

(b) In May 1996, Fitch Investor Services, one of the rating agencies for Subordinated CMBS, announced that it had upgraded several of the Mortgage Capital Funding, Inc. Series 1993-C1 tranches. As a result of the upgrade, CRIIMI MAE's investment in the B rated tranche, with a face amount of $9.1 million and an amortized cost (at June 30, 1996) of $7.8 million, was upgraded to BB rated and CRIIMI MAE's investment in the BB rated tranche, with a face amount of $10.6 million and an amortized cost (at June 30, 1996) of $9.9 million, was upgraded to BBB rated.

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

     Based on the timing and amount of future credit losses and prepayments estimated by management, the weighted average anticipated yield over the expected average life for the investments in Subordinated CMBS as of June 30, 1996 is approximately 12%. The accounting treatment required under generally accepted accounting principles requires that the income on Subordinated CMBS be recorded on a level yield basis given the anticipated yield to maturity on these investments. This currently results in income which is lower for financial statement purposes than for tax purposes. CRIIMI MAE anticipates the leveraged return on these investments will approximate 21% over the life of the Subordinated CMBS. This return was determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses, net of interest expense

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Investment in Subordinated CMBS - Continued

attributable to the financing of the rated tranches at current interest rates and borrowing amounts.

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

     The underlying mortgages collateralizing CRIIMI MAE's investment in Subordinated CMBS (aggregate) as of July 1, 1996 are concentrated as follows:

     Property Type                           Geographic
     -------------                           ----------
     Multifamily         55%                 Texas               19%
     Retail              17%                 California           9%
     Hotel               13%                 Florida              7%
     Mobile Homes         6%                 Michigan             7%
     Other                9%                 Arizona              5%
                                             Other               53%(1)

(1)  No other individual state makes up more than 5% of the total.

     Investments in uninsured mortgage and mortgage-related investments, such as Subordinated CMBS, are expected to represent a significant component of CRIIMI MAE's new business activity for the foreseeable future. As described in Note 9, upon closing on the purchase of the Subordinated CMBS, CRIIMI MAE entered into a series of repurchase agreements which provided financing to purchase the rated tranches of the Subordinated CMBS (the unrated tranches were purchased with equity or available cash). As of June 30, 1996, on average, approximately 87%, 77% and 72% of the respective fair values of the BBB, BB and B rated tranches were financed, resulting in aggregate borrowings of approximately $218.3 million. See Note 9 for a further discussion of these repurchase agreements.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income

     Reconciliations of the financial statement net income to the tax basis income for the three and six months ended June 30, 1996 and 1995 are as follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income - Continued

                                                        For the three months ended         For the six months ended
                                                               June 30,                               June 30,
                                                          1996           1995                1996           1995
                                                      ------------   ------------        ------------   ------------
Consolidated financial statement net income           $  6,391,525   $  4,609,412        $ 17,934,650    $ 9,524,809
Adjustment due to accounting for subsidiary
  as a pooling for financial statement
  purposes and a purchase for tax purposes                 (46,130)       (12,572)          2,627,641      4,447,853
Mortgage dispositions                                       52,970         27,637             199,707         39,155
Reamortization of investments in
  Subordinated CMBS                                        442,127        156,993             815,147        276,627
Interest income - U.S. Treasuries                          152,512        182,828             314,407        371,425
Interest expense - defeased notes                         (209,204)      (257,365)           (430,449)      (526,771)
Interest expense - amortization of deferred
  financing and debt issue costs                            (8,264)      (355,100)           (806,097)      (869,210)
Equity in earnings from investments                         69,878         32,938             254,629         65,883
Amortization of assets acquired in the Merger              721,521             --           1,443,042             --
Other                                                       90,920        (12,820)             40,639         (9,885)
                                                      ------------   ------------        ------------   ------------
Tax basis income                                      $  7,657,855   $  4,371,951        $ 22,393,316   $ 13,319,886
                                                      ============   ============        ============   ============
Tax basis income per share                            $       0.26   $       0.16        $       0.74   $       0.50
                                                      ============   ============        ============   ============
Weighted average number of shares
  outstanding (for tax purposes)                        30,407,024     26,888,456          30,407,024     26,621,202
                                                      ============   ============        ============   ============


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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Dividends to Shareholders

     For the six months ended June 30, 1996, dividends of $0.60 per share were paid to shareholders. These dividends, which include long-term capital gains, are as follows:

                                     Dividend           Record Date
                                     --------       ------------------
Quarter ended March 31, 1996         $   0.30       March 18, 1996
Quarter ended June 30, 1996          $   0.30       June 17, 1996
                                     --------
                                     $   0.60
                                     ========

     CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's common stock. Based on 1996's first and second quarter results and assumptions described in CRIIMI MAE's January 29, 1996 press release, management believes a quarterly dividend level of at least $0.30 per share will be sustainable throughout 1996, as compared to a quarterly dividend for the fourth quarter of 1995 of $0.235 per share.

     The base dividend estimate for 1996 assumes that no losses on Subordinated CMBS occur in 1996. However, such losses may occur in the event of defaults on mortgage loans, although at this time no defaults resulting in losses are anticipated. Additionally, no additional dispositions of CRIIMI MAE's Government Insured Multifamily Mortgages (other than mortgage prepayments to-date and dispositions of CRI Liquidating's mortgages) are assumed to occur in 1996. However, such dispositions may occur through additional prepayments, for example, and could result in losses and a reduction in mortgage income. Additionally, as discussed in Note 12, although CRIIMI MAE plans to issue additional equity during 1996, for purposes of determining the 1996 base dividend estimate, no adjustment has been made with respect to any equity raised in 1996.

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

     As discussed in Note 9, CRIIMI MAE has financed a portion of its investments in Subordinated CMBS with short-term, floating-rate debt. If the terms of certain of this debt are not extended or alternative financing is unavailable, CRIIMI MAE could be forced to sell assets at a loss to pay off such debt or, if such assets were unavailable or inadequate to pay off the debt, there could be a substantial impact on CRIIMI MAE. However, as discussed further in Note 9, management intends to refinance a significant portion of this short-term, floating-rate debt with longer-term, fixed-rate financing by the end of 1996, allowing CRIIMI MAE to better match the maturities of its assets and liabilities and to obtain a fixed interest rate on that portion of its debt. Additionally, in order to provide CRIIMI MAE with additional financial flexibility, in March 1996, CRIIMI MAE entered into a three-year, $200 million master repurchase agreement to refinance existing and/or to finance additional investments in lower rated Subordinated CMBS (see also Note 9).

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Obligations under Financing Facilities

     The following table summarizes CRIIMI MAE's debt outstanding as of June 30, 1996 and December 31, 1995:

                                                         Six months ended June 30, 1996
                                  -------------------------------------------------------------------------
                                   Balance at     Eff. rate          Average        Average        Maturity
Type of Debt                       quarter end    at qtr. end        Balance       Eff. Rate         Date
- ------------                      ------------    -----------      ------------    ----------     ------------
FHLMC Funding Note (1)            $238,614,889         7.4%        $239,100,000        7.4%       Sept 2031

FNMA Funding Note (2)              165,017,757         7.4%         179,400,000        7.4%       March 2035

CMOs (3)                           209,659,626         7.3%         210,000,000        7.3%       Jan 2033

Repurchase Agreements -
  Subordinated CMBS                218,343,242         6.7%         203,000,000        6.7%       August 1996 -
                                                                                                    March 1999

Bank Term Loans                     10,197,880         4.1%(4)       15,500,000        4.3(4)     April 1997-
                                                                                                    Dec 1998


Working Capital Lines of Credit      4,000,000(5)      6.1%              40,000        6.1%       April 1997
                                  ------------
   Total                          $845,833,394
                                  ============

(1)  As of June 30, 1996 and December 31, 1995, the face amount of the note was $247,784,875 and $248,821,009, respectively, with unamortized discount of $9,169,986 and $9,335,538, respectively.  During the six months ended June 30, 1996, discount amortization of $165,552 was recorded as interest expense.

(2)  As of June 30, 1996 and December 31, 1995, the face amount of the note was $167,679,867 and $198,394,480, respectively, with unamortized discount of $2,662,110 and $2,893,104, respectively.  During the six months ended June 30, 1996, discount amortization of $230,994 was recorded as interest expense.  Additionally, as a result of six mortgage prepayments, principal of approximately $30 million was paid down during the six months ended June 30, 1996.

(3)  As of June 30, 1996 and December 31, 1995, the face amount of the note was $215,045,085 and $215,766,328, respectively, with unamortized discount of $5,385,459 and $5,492,254, respectively.  During the six months ended June 30, 1996, discount amortization of $106,795 was recorded as interest expense.

(4)  The average effective interest rate as of June 30, 1996 and December 31, 1995 includes the impact of a rate reduction agreement which was in place from July 1995 through March 1996, providing for a reduction in the rate on a portion of the loan based on balances maintained at the bank.

(5)  The outstanding balance under the working capital line of credit was repaid during July 1996.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

                                                       Year ended December 31, 1995
                                          --------------------------------------------------------
                                          Balance         Eff. Rate        Average         Average
Type of Debt                              at year end    at year end       Balance        Eff. Rate
- ------------                              -----------    ------------    ------------     ---------
FHLMC Funding Note (1)                    $239,485,471       7.4%        $ 66,000,000        7.4%

FNMA Funding Note (2)                      195,501,376       7.4%           8,700,000        7.4%

CMOs (3)                                   210,274,074       7.3%          47,300,000        7.3%

Repurchase Agreements -
  Mortgages                                         --       N/A          408,700,000        6.7%


Repurchase Agreements -
  Subordinated CMBS                        187,947,276       7.0%          56,500,000        7.3%



Revolving Credit Facility                           --       N/A           49,400,000        6.6%

Bank Term Loans                             21,227,880       5.2%(4)       21,600,000        6.6%(4)



Working Capital Lines of Credit                     --       N/A              400,000        6.6%
                                          ------------
   Total                                  $854,436,077
                                          ============


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

     CRIIMI MAE's debt matures as follows:

          1996                $166,221,688
          1997                  40,886,483
          1998                   3,250,000
          1999                  22,182,951
          2000                          --
        Beyond                 613,292,272
                              ------------
            Total             $845,833,394
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

     As discussed further in Note 5, the refinancings were completed through three separate transactions. GNMA Mortgage-Backed Securities with a fair value of approximately $244 million as of June 30, 1996 are pledged as security for a funding note payable to Freddie Mac, (the FHLMC Funding Note). Collateralized
Mortgage Obligations (CMOs) are collateralized by FHA-Insured Loans and GNMA
Mortgage-Backed Securities with a fair value of approximately $223 million as of June 30, 1996. GNMA Mortgage-Backed Securities with a fair value of approximately $168 million as of June 30, 1996 are pledged as security for a funding note payable to the Federal National Mortgage Association (the FNMA
Funding Note).

     Each of the above-mentioned transactions has been accounted for as a financing in accordance with Financial Accounting Standards Board Technical
Bulletin 85-2. The discount on the CMOs and the Funding Notes is being amortized on a level yield basis. Transaction costs were capitalized and are included in deferred costs on the accompanying consolidated balance sheets as of June 30, 1996 and December 31, 1995.

Repurchase Agreements-Subordinated CMBS
- -----------------------------------------
     As of June 30, 1996, CRIIMI MAE had financed through numerous repurchase agreements, on average, 87%, 77% and 72% of the respective fair values of the
BBB, BB and B rated tranches of Subordinated CMBS.  These agreements mature between August 1996 and March 1999.  The interest rates are generally based on the one-month London Interbank Offered Rate (LIBOR), plus a spread ranging from
1.0% to 1.5%.

     On March 28, 1996, CRIIMI MAE entered into a three-year master repurchase agreement with a lender to finance up to $200 million of additional and/or existing investments in lower rated Subordinated CMBS. Outstanding borrowings under this master repurchase agreement are secured by the financed Subordinated
CMBS and bear interest at CRIIMI MAE's choice of one or three-month LIBOR, plus a spread of 1.5%. This master repurchase agreement expires on March 28, 1999.
As of June 30, 1996, borrowings of approximately $22 million were outstanding


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

under this facility.

     The aforementioned repurchase agreements are secured, generally, by the rated tranches with an aggregate fair value of approximately $289 million and $260 million as of June 30, 1996 and December 31, 1995, respectively.

Repurchase Agreements-Mortgages and Revolving Credit Facility
- ---------------------------------------------------------------
     Prior to the financings described above, CRIIMI MAE financed the purchase of FHA-Insured Loans and GNMA Mortgage-Backed Securities through the use of two separate master repurchase facilities with two separate lenders and a revolving credit facility.  The master repurchase facility with one lender and the revolving credit facility were both terminated upon the completion of the 1995 refinancings described above.  On April 1, 1996, a commitment of $300 million, available under another master repurchase facility, expired in accordance with its terms.  In May 1996, CRIIMI MAE renewed this facility in an amount up to
$100 million ($20 million committed and $80 million uncommitted) for a period of three years.  Any borrowings under this facility will be secured by FHA-Insured
Loans or GNMA Mortgage-Backed Securities, and will bear interest at CRIIMI MAE's choice of one, three- or six-month LIBOR, plus a spread of 0.75% or 0.50%, depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities,
respectively, are pledged as collateral.

Bank Term Loans
- ---------------
     CRIIMI MAE has two reducing term loans (Bank Term Loans) with a lender.  As of July 31, 1996 and December 31, 1995, Bank Term Loan I was secured by the value of 2,447,500 and 6,950,000 CRI Liquidating shares owned by CRIIMI MAE, respectively, based on a requirement that collateral valued at 125% and 175% of the outstanding balance, respectively, secure the loan.  Interest is based on
CRIIMI MAE's choice of one, two or three-month LIBOR.  Bank Term Loan I requires a quarterly principal payment based on the greater of (i) the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing Bank Term Loan I or (ii) the amount necessary to bring Bank Term Loan I to its scheduled outstanding balance at the end of such quarter.  Any remaining amounts outstanding are due by April 1, 1997.

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

Working Capital Lines of Credit
- -------------------------------
     In February 1995, CRIIMI MAE executed a $10 million working capital line of credit with a lender, which was terminated in June 1996.  Outstanding borrowings under the line of credit were secured by shares of CRI Liquidating valued at approximately 125% of any outstanding borrowings.  No amounts were outstanding under the line of credit as of June 30, 1996 or December 31, 1995.

     In June 1996, CRIIMI MAE entered into a $15 million working capital line of credit with a maturity date of April 30, 1997. Outstanding borrowings under the line of credit are secured by shares of CRI Liquidating valued at 125% of any outstanding borrowings and bear interest at one- month LIBOR, plus a spread of
 .65%.  As of June 30, 1996, $4 million was outstanding under this line of


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

credit, which was repaid in July 1996.

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

     As previously stated, changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 73% of CRIIMI MAE's current consolidated debt. Fluctuations in interest rates will continue to impact the value on that portion of CRIIMI
MAE's investments which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place. The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying asset. In certain circumstances, including, among other things, increases in interest rates or decreases in credit quality of the underlying asset, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. From time to time, CRIIMI MAE has been required to fund such additional collateral needs. In each instance and currently, CRIIMI MAE has had adequate unencumbered assets to meet its operating, investing and financing requirements and management continually monitors the levels of unencumbered collateral.

     CRIIMI MAE's ability to extend or refinance debt facilities upon maturity will depend on a number of variables including, among other things, CRIIMI MAE's financial condition and its current and projected results from operations which are impacted by a number of variables, including changes in interest rates. As previously discussed, in March 1996, CRIIMI MAE entered into a three-year master repurchase agreement to finance investments in Subordinated CMBS. Management intends to utilize this facility to replace a portion of existing floating-rate debt on Subordinated CMBS which is scheduled to mature over the next 12 months and/or to finance additional investments in lower rated Subordinated CMBS.
Additionally, management intends to refinance a significant portion of its short term, floating-rate debt with longer-term, fixed-rate financing by the end of 1996. Management continuously monitors CRIIMI MAE's overall financing and hedging strategy in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

     For the six months ended June 30, 1996, the weighted average cost of borrowing on all of CRIIMI MAE's borrowings, including amortization of discounts and deferred financing fees of approximately $1.4 million was approximately
7.4%.  As of June 30, 1996, CRIIMI MAE's debt-to-equity ratio was approximately
3.0 to 1.0.  Under certain of CRIIMI MAE's existing debt facilities, CRIIMI
MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0.

10.  Interest Rate Hedge Agreements

     CRIIMI MAE has entered into interest rate hedging agreements to partially limit the adverse effects of rising interest rates on its floating-rate


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Interest Rate Hedge Agreements - Continued

borrowings. Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. The following hedge agreements were in place at June 30, 1996:


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Interest Rate Hedge Agreements - Continued



  Notional
  Amount                       Effective Date        Maturity Date(b)      Cap          Index
- ------------                --------------------    -----------------     ------        -------
$ 50,000,000                June 25, 1993           June 25, 1998         6.5000%       3M LIBOR
  50,000,000                July 20, 1993           July 20, 1998         6.2500%       3M LIBOR
  35,000,000                February 2, 1994        February 2, 1999      6.1250%       1M LIBOR
  50,000,000                March 25, 1994          March 25, 1998        6.5000%       3M LIBOR
  50,000,000                August 27, 1993         August 27, 1997       6.1250%       3M LIBOR
- ------------
$235,000,000(a)
============

(a) CRIIMI MAE's designated interest rate hedge agreements hedge CRIIMI MAE's floating-rate borrowing costs.  As of June 30, 1996, total borrowings of approximately $232.5 million are hedged by the interest rate hedge agreements.
(b) The weighted average remaining term for these interest rate cap agreements is approximately 1.9 years.

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

    In addition to the above interest rate cap agreements which are treated as hedges against rising interest rates, CRIIMI MAE holds the following additional interest rate caps:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Interest Rate Hedge Agreements - Continued


  Notional
  Amount                       Effective Date        Maturity Date         Cap          Index
- ------------                --------------------    -----------------     ------        -------
$ 50,000,000                November 10, 1993       November 10, 1997     6.0000%       3M LIBOR
  50,000,000                August 10, 1993         August 10, 1997       6.0000%       3M LIBOR
   1,875,500(a)             March 31, 1993          December 31, 1996     10.500%       3M LIBOR
- ------------
$101,875,000(b)
============

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

12.  Subsequent Event

     On July 1, 1996, CRIIMI MAE issued 75,000 shares of Series A Cumulative Convertible Preferred Stock, with a par value of $0.01 per share (the Series A

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Preferred Shares), at an aggregate price of $7,500,000. The Series A Preferred Shares pay a dividend based on a fixed premium over three-month LIBOR and, subject to the terms of CRIIMI MAE's Articles of Incorporation, as amended and supplemented, are (i) convertible at the option of the holders, (ii) subject to mandatory conversion by CRIIMI MAE and (iii) subject to redemption by CRIIMI MAE. The liquidation preference and the redemption price on the Series A Preferred Shares equals $100 per share, together with accrued but unpaid dividends. The Series A Preferred Shares were purchased by a single european institutional investor. CRIIMI MAE also acquired a put option to sell up to an additional 75,000 Series A Preferred Shares, at a price of $100 per share, to such investor at any time prior to July 1, 1997. On August 5, 1996, the holder of the Series A Preferred Shares elected to exercise its right to convert 25,000 Series A Preferred Shares into 251,865 shares of common stock.

     Additionally, in July 1996, CRIIMI MAE filed a preliminary prospectus supplement with the SEC for the public offering of 2,000,000 shares of Series B Cumulative Convertible Preferred Stock with a par value of $0.01 per share. The public offering is expected to close in August 1996 and raise approximately $50 million.

     CRIIMI MAE intends to use the net proceeds from the issuance of convertible preferred stock (i) to acquire mortgage investments, including Subordinated CMBS, (ii) to sponsor and/or participate in collateralized mortgage obligation programs, and (iii) for other general corporate purposes, including working capital.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Introduction and Business Strategy
- ----------------------------------

Introduction
- ------------
     CRIIMI MAE Inc.'s (CRIIMI MAE) Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in CRIIMI MAE's reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

General
- -------
     CRIIMI MAE, a full service commercial mortgage company structured as a self-administered real estate investment trust (REIT), uses a combination of debt and equity to invest in government insured and guaranteed mortgages secured by multifamily housing complexes located throughout the United States (Government Insured Multifamily Mortgages) and in uninsured mortgage and mortgage-related investments backed by multifamily and other commercial mortgages, such as higher yielding, higher risk, subordinated ownership interests in bonds issued in commercial loan securitizations (Subordinated
CMBS). In making investments in uninsured mortgage and mortgage-related investments such as Subordinated CMBS, CRIIMI MAE and its affiliates utilize their extensive knowledge of multifamily and commercial real estate to perform due diligence on the underlying collateral. CRIIMI MAE will generally make investments of this type only when satisfactory arrangements exist whereby CRIIMI MAE can proactively monitor the performance of the collateral and where CRIIMI MAE has substantial foreclosure/modification rights with respect to the underlying collateral. CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's common stock.

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

     Since the Merger, through one of its affiliates, CRIIMI MAE Services Limited Partnership (the Services Partnership), CRIIMI MAE has increased its mortgage advisory and servicing activities in conjunction with its purchases of Subordinated CMBS by acquiring servicing rights for the mortgage loans collateralizing these investments. These servicing rights allow CRIIMI MAE to proactively monitor the performance of its investments in Subordinated CMBS and the underlying assets and provide CRIIMI MAE with substantial foreclosure/modification rights with respect to the underlying collateral. As of July 1, 1996 and February 1, 1996, the Services Partnership provided a variety of servicing functions on a mortgage portfolio of approximately $4.0 billion and $2.7 billion, respectively.

     During the second half of 1995, CRIIMI MAE refinanced (through three separate transactions) a significant portion of its floating-rate debt with match-funded, fixed-rate debt that resulted in a better matching of the maturities of the assets financed and the related liabilities and largely reduced the impact of short-term interest rate fluctuations on earnings. In addition to reducing floating-rate debt, the refinancings provided CRIIMI MAE

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

with additional net proceeds of approximately $80 million which were used primarily for investments in Subordinated CMBS. As of July 1, 1996, approximately 73% of CRIIMI MAE's total consolidated debt had long-term, fixed-rates and 27% had short-term, floating rates. The floating-rate debt is currently hedged with interest rate caps. As previously discussed, management intends to refinance a significant portion of CRIIMI MAE's short-term, floating-rate debt with longer-term, fixed rate financing by the end of 1996.

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

     As of June 30, 1996, CRIIMI MAE's overall debt-to-equity ratio was approximately 3.0 to 1.0 and all of its floating rate debt was hedged. Total assets approximated $1.16 billion, 80% of which was invested in mortgages and mortgage-related assets backed by multifamily housing.

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

     Specific strategies for 1996 are summarized below:

     o Raise additional equity capital, and invest the proceeds primarily in uninsured assets, including Subordinated CMBS. As discussed in Note 12 of the notes to the consolidated financial statements, during July 1996, CRIIMI MAE issued 75,000 shares of Series A Cumulative Convertible Preferred Stock, resulting in net proceeds of approximately $7.5 million. Additionally, CRIIMI MAE has filed a preliminary prospectus supplement for a public offering of approximately $50 million of a second series of cumulative convertible preferred stock, which is expected to occur in August 1996. CRIIMI MAE intends to use the proceeds from both of these offerings to acquire mortgage investments, including Subordinated CMBS, to sponsor and/or participate in collateralized mortgage obligation programs and for other corporate purposes, including working capital.

     o Begin originating uninsured multifamily and commercial mortgages -- a process that is underway.

     o Begin assembling loan pools for securitization, using mortgages CRIIMI MAE originates and/or acquires. CRIIMI MAE anticipates retaining the subordinate bond tranches backed by these pools and servicing the underlying loans. The senior bonds would be placed with other investors.

     o Build CRIIMI MAE's servicing business as it originates, acquires, and securitizes assets. As discussed above, the Services Partnership's mortgage servicing portfolio has increased from $2.7 billion as of February 1, 1996 to $4.0 billion as of July 1, 1996.

     o Continue to explore alternatives to replace short-term, floating-rate debt with longer-term financing. As discussed in Note 9 of the notes to the consolidated financial statements, in March 1996, in order to provide CRIIMI MAE with additional financial flexibility, CRIIMI MAE entered into a three-year master repurchase agreement which will be used to replace a portion of existing floating-rate debt on Subordinated CMBS which is scheduled to mature in the next 12 months and/or to finance additional investments in lower rated Subordinated CMBS. Additionally, management intends to refinance a significant portion of its short-term, floating-rate debt with longer-term, fixed-rate financing by the end of 1996, allowing CRIIMI to better match the maturities of its assets and liabilities and to obtain a fixed interest rate on that portion of its debt.

     CRIIMI MAE's management believes that continued growth in income from uninsured mortgage and mortgage-related investments, such as Subordinated CMBS, net of related interest expense, as well as growth from its other lines of business - mortgage origination and mortgage servicing - will increase the recurring tax basis income and financial statement net income even though the contribution of its subsidiary, CRI Liquidating REIT, Inc. (CRI Liquidating) (as discussed further below) will terminate after 1997 in accordance with CRI Liquidating's business plan. This growth in income is based on CRIIMI MAE's

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

business strategies, as previously discussed. As future events may alter these assumptions, no assurance can be given that the business plan results will be achieved.

Results of Operations
- ---------------------
1996 versus 1995
- ----------------
     Tax Basis Income
     ----------------
     CRIIMI MAE earned approximately $7.7 million in tax basis income for the three months ended June 30, 1996, a 75% increase from approximately $4.4 million for the corresponding period in 1995. CRIIMI MAE earned approximately $22.4 million in tax basis income for the six months ended June 30, 1996, a 68% increase from approximately $13.3 million for the corresponding period in 1995. On a per share basis, tax basis income for the three months ended June 30, 1996 increased to $0.26 per weighted average share from $0.16 per weighted average share for the corresponding period in 1995. On a per share basis, tax basis income for the six months ended June 30, 1996 increased to $0.74 per weighted average share from $0.50 per weighted average share for the corresponding period in 1995. Ordinary income increased from approximately $4.3 million for the three months ended June 30, 1995 to approximately $7.4 million for the corresponding period in 1996, resulting in a 56% increase on a per share basis to $0.25 per weighted average share outstanding for the three months ended June 30, 1996 from $0.16 for the corresponding period in 1995. For the six months ended June 30, 1996, ordinary income increased by approximately $6.1 million to $14.0 million from $7.9 million for the corresponding period in 1995, representing an increase of 53% on a per share basis to $0.46 per weighted average share outstanding for the six months ended June 30, 1996 from $0.30 for the corresponding period in 1995. Net capital gains increased from approximately $5.4 million for the six months ended June 30, 1995 to approximately $8.4 million for the corresponding period in 1996. On a per share basis, net capital gains increased from $0.20 per weighted average share for the six months ended June 30, 1995 to $0.28 for the corresponding period in 1996. Net capital gains were insignificant during the three months ended June 30, 1996 and 1995.

     The primary factors resulting in the increase in tax basis income were as
follows:   Recurring income increased during the three and six months ended June
30, 1996 as compared to 1995 principally as a result of additional investments in Subordinated CMBS made during 1995 and 1996. Also contributing to the increase in tax basis income during these periods were increases in equity in earnings from investments and other investment income as a result of the mortgage servicing and advisory revenue streams acquired in the Merger during 1995 (as well as in connection with additional investments in Subordinated CMBS) and an increase in short-term investment income. Partially offsetting these increases in tax basis income was an increase in interest expense as a result of additional amounts borrowed under debt facilities to acquire Subordinated CMBS, as well as the higher rate on the long-term, fixed-rate debt. Annual and incentive fees paid to CRIIMI MAE's Adviser decreased as a result of the termination of the CRIIMI MAE advisory agreement in connection with the Merger. The decrease in CRIIMI MAE's annual and incentive fees was partially offset by an increase in general and administrative expenses as a result of the Merger and CRIIMI MAE's growth during 1995 and 1996. The non-cash purchase accounting amortization expense described below does not impact tax basis income. The increase in net capital gains during the six months ended June 30, 1996 as compared to 1995 resulted from the disposition of CRI Liquidating's assets which were made in this year's lower long-term interest rate environment, as discussed further below.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

     Financial Statement Net Income
     ------------------------------
     Net income for financial statement purposes was approximately $6.4 million for the three months ended June 30, 1996, a 39% increase from approximately $4.6 million for the corresponding period in 1995. Net income for financial statement purposes was approximately $17.9 million for the six months ended June 30, 1996, an 88% increase from approximately $9.5 million for the corresponding period in 1995. On a per share basis, financial statement net income for the three months ended June 30, 1996 increased to $0.21 per weighted average share from $0.17 per weighted average share for the corresponding period in 1995. On a per share basis, financial statement net income for the six months ended June 30, 1996 increased to $0.59 per weighted average share from $0.36 per weighted average share for the corresponding period in 1995. Net income for financial statement purposes increased primarily for the same reasons as tax basis income:
Greater recurring earnings during the three and six months ended June 30, 1996 as compared to 1995 principally resulting from additional investments in Subordinated CMBS during 1995 and 1996 and higher net capital gains during the six months ended June 30, 1996 as compared to 1995 primarily resulting from the disposition of CRI Liquidating's assets, which were made in this year's lower long-term interest rate environment. Partially offsetting these increases to net income, but not affecting tax basis income, was the non-cash amortization of assets acquired in the Merger. Those items contributing to the change in financial statement net income are discussed below.

Mortgage Investment Income
- --------------------------
     Mortgage investment income decreased approximately $2.2 million or 13% to $14.3 million for the three months ended June 30, 1996 from $16.5 million for the corresponding period in 1995. Mortgage investment income decreased by approximately $4.2 million or 13% to $29.1 million for the six months ended June 30, 1996 from $33.3 million for the corresponding period in 1995. These decreases were principally due to the disposition of CRI Liquidating's mortgage investments in 1995 and 1996 and the prepayment of approximately $30 million of CRIIMI MAE Financial Corporation III mortgages during the first and second quarters of 1996.

     On a consolidated basis, as of June 30, 1996 and December 31, 1995, CRIIMI MAE or its subsidiaries owned, directly or indirectly, 173 and 190 Government Insured Multifamily Mortgages and construction loans, respectively. As of June 30, 1996, these investments had a weighted average net effective interest rate of approximately 8.08%, a weighted average remaining term of approximately 31 years and an aggregate fair value of approximately $708 million. These amounts compare to a weighted average net effective interest rate of approximately 8.26%, a weighted average remaining term of approximately 31 years and an aggregate fair value of approximately $818 million as of December 31, 1995. As of June 30, 1996, CRIIMI MAE had committed approximately $640,000 for advances on construction loans.

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

     In addition, during the six months ended June 30, 1996, there were six prepayments of Government Insured Multifamily Mortgages held by CRIIMI MAE Financial Corporation III. The six prepayments generated net proceeds of

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

approximately $30 million and resulted in losses of approximately $304,000 which are included in losses on mortgage dispositions on the accompanying consolidated statement of income for the six months ended June 30, 1996.

Income from Investments in Subordinated CMBS
- --------------------------------------------
     Income from investments in Subordinated CMBS increased by approximately $7.7 million to $9.8 million for the three months ended June 30, 1996 from $2.1 million for the corresponding period in 1995. Income from investments in Subordinated CMBS increased by approximately $14.6 million to $18.0 million for the six months ended June 30, 1996 from $3.4 million for the corresponding period in 1995. These increases were a result of the acquisition of Subordinated CMBS at purchase prices aggregating approximately $297 million during the last three quarters of 1995 and the second quarter of 1996.

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

     Based on the timing and amount of future credit losses and prepayments estimated by management, the anticipated yield over the expected weighted average life for the investments in Subordinated CMBS, as of June 30, 1996, is approximately 12%. The accounting treatment required under generally accepted accounting principles requires that the income on Subordinated CMBS be recorded on a level yield basis given the anticipated yield on these investments. This currently results in income which is lower for financial statement purposes than for tax purposes. The leveraged tax basis return on the Subordinated CMBS is expected to approximate 23% for 1996. This return was determined based on cash basis interest income, no defaults or unrecoverable losses, net of interest expense attributable to the financing of the rated tranches at current interest rates and borrowing amounts and adjusted for amortization of original issue discount related to the Subordinated CMBS. CRIIMI MAE anticipates the leveraged return on these investments for financial statement purposes will approximate 21% over the life of the Subordinated CMBS. This return was determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses, net of interest expense attributable to the financing of the rated tranches at current interest rates and borrowing amounts.

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

     In making investments in Subordinated CMBS, CRIIMI MAE and its affiliates apply their knowledge of multifamily and other commercial mortgages to perform due diligence on the mortgage investments collateralizing the Subordinated CMBS. This analysis may include reviewing the operating records of the underlying real estate assets, appraisals, environmental studies, market studies and architectural and engineering studies, and where deemed necessary, independently developing projected operating budgets. In addition, site visits are conducted at a substantial portion of the properties. Further, CRIIMI MAE will generally make investments of this type only when satisfactory arrangements exist whereby CRIIMI MAE can closely monitor the collateral of the pool and where CRIIMI MAE has substantial foreclosure/modification rights with respect to the underlying collateral. CRIIMI MAE believes that all transactions entered into to date have had such satisfactory arrangements.

Equity in Earnings from Investments
- -----------------------------------
     Equity in earnings from investments increased by approximately $300,000 or 49% to approximately $913,000 for the three months ended June 30, 1996 as compared to approximately $613,000 for the corresponding period in 1995. Equity in earnings from investments increased by approximately $522,000 or 43% to approximately $1.7 million for the six months ended June 30, 1996 as compared to approximately $1.2 million for the corresponding period in 1995. These increases were primarily due to increases in earnings from the Services Partnership and CRIIMI MAE Services, Inc. as a result of additional revenue streams acquired in the Merger as well as servicing fees earned in connection with additional investments in Subordinated CMBS.

Other Investment Income
- -----------------------
     Other investment income increased by approximately $216,000 or 109% to approximately $415,000 for the three months ended June 30, 1996 as compared to approximately $198,000 for the corresponding period in 1995. Other investment income increased by approximately $633,000 or 68% to $1.6 million for the six months ended June 30, 1996 as compared to approximately $938,000 for the corresponding period in 1995. These increases were primarily attributable to income earned on the short term investment of CRI Liquidating's mortgage disposition proceeds received in January 1996 pending the reinvestment in subordinated CMBS and/or distribution to shareholders. Also contributing to these increases was the recognition of interest income on the note receivable from CRI which was acquired by CRIIMI MAE in connection with the Merger.

Interest Expense
- ----------------
     Interest expense increased by approximately $3.9 million or 32% to $15.8 million for the three months ended June 30, 1996 from $11.9 million for the corresponding period in 1995. Interest expense increased by approximately $7.4 million or 31% to $31.4 million for the six months ended June 30, 1996 as compared to $24.1 million for the corresponding period in 1995. These increases were principally a result of additional amounts borrowed in connection with the acquisition of Subordinated CMBS during 1995 and the second quarter of 1996 and the higher rate on the long-term, fixed-rate financings. Partially offsetting these increases was a decrease in interest expense as a result of the expiration of CRIIMI MAE's interest rate collars during the first and third quarters of 1995.

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

     Total fees to related party decreased by approximately $786,000 or 92% to approximately $70,000 for the three months ended June 30, 1996 from approximately $856,000 for the corresponding period in 1995. Total fees to related party decreased by approximately $1.5 million or 86% to approximately $241,000 for the six months ended June 30, 1996 as compared to $1.7 million for the corresponding period in 1995. These decreases were primarily the result of the termination of CRIIMI MAE's advisory agreement in connection with the Merger. Contributing to the decrease in fees to related party was a reduction in the annual fees payable by CRI Liquidating resulting from its reduced asset base during 1995 and 1996. Partially offsetting the decrease in the annual fee was the payment by CRI Liquidating in 1996 of approximately $87,000 of deferred annual fees related to the last three quarters of 1995 as a result of achieving certain specified performance goals.

General and Administrative Expenses
- -----------------------------------
     General and administrative expenses increased by approximately $868,000 or 78% to $2.0 million for the three months ended June 30, 1996 as compared to $1.1 million for the corresponding period in 1995. General and administrative expenses increased by approximately $949,000 or 42% to $3.2 million for the six months ended June 30, 1996 as compared to $2.3 million for the corresponding period in 1995. These increases were primarily due to increases in payroll and related costs, rent, professional fees and other operating expenses as a result of the Merger and the increasing size of CRIIMI MAE's operations.

Amortization of Assets Acquired in the Merger
- ---------------------------------------------
     In connection with the Merger, CRIIMI MAE acquired certain assets, $28.9 million of which are being amortized using the straight line method over 10 years beginning June 30, 1995. Since the Merger was accounted for under the purchase method of accounting, which resulted in recording the purchased assets at fair value, there are significant non-cash amortization expenses related to these assets. As a result, amortization of assets acquired in the Merger was approximately $722,000 and $1.4 million, during the three and six months ended June 30, 1996, respectively.

Gains/Losses on Mortgage Dispositions
- -------------------------------------
     Net gains on mortgage dispositions decreased to a net loss of approximately $32,000 for the three months ended June 30, 1996 as compared to a net gain of approximately $67,000 for the corresponding period in 1995. Net gains on mortgage dispositions increased by approximately $7.8 million or 474% to $9.4 million for the six months ended June 30, 1996 as compared to $1.6 million for the corresponding period in 1995. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. The proceeds realized from the disposition of a mortgage investment are based on the net coupon rates of the specific mortgage investments disposed of in relation to prevailing long-term interest rates at the date of disposition. During the six months ended June 30, 1996, 11 CRI Liquidating mortgage investments, with a weighted average net coupon rate of

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

approximately 8.2%, were disposed of resulting in financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million. This compares to the disposition of 21 CRI Liquidating mortgage investments with a weighted average net coupon rate of approximately 7.1% during the corresponding period in 1995, that generated net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million. These increases were partially offset by six prepayments of CRIIMI MAE Financial Corporation III mortgage investments during the six months ended June 30, 1996, which resulted in financial statement losses of approximately $304,000 and tax basis losses of approximately $104,000 as compared to the disposition of four CRIIMI MAE mortgages during the corresponding period in 1995 resulting in financial statement gains of approximately $55,000 and tax basis gains of approximately $95,000.

Cash Flow
- ---------
1996 versus 1995
- ----------------
     Net cash provided by operating activities increased for the six months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to the increase in net income, as previously discussed. Also contributing to the increase in net cash provided by operating activities was the receipt during the first quarter of 1996 of approximately $2.2 million, representing assignment proceeds from the United States Department of Housing and Urban Development related to the 1995 disposition of the defaulted mortgage on Guinn Nursing Home.

     Net cash provided by investing activities increased for the six months ended June 30, 1996 as compared to the corresponding period in 1995 primarily as a result of an increase in net proceeds from mortgage dispositions, as previously discussed. Partially offsetting this increase was an increase in investments in Subordinated CMBS from $28.2 million during the six months ended June 30, 1995 to $57.4 million during the corresponding period in 1996.

     Net cash used in financing activities increased for the six months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to an increase in dividends paid during the first two quarters of 1996 and receipt of approximately $8.3 million in 1995 in connection with the issuance of common stock. Also contributing to the increase in net cash used in financing activities was an increase in net payments on debt obligations as a result of the prepayment of six mortgages held by CRIIMI MAE Financial Corporation III.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Financial Flexibility
- --------------------
     CRIIMI MAE uses proceeds from long-term, fixed-rate debt refinancings, repurchase agreements, other borrowings, a working capital line of credit, return of capital from its investment in CRI Liquidating and issuances of stock to meet its capital requirements. As previously discussed, CRIIMI MAE substantially reduced the impact of changing interest rates on its financial results through three separate refinancings during the second half of 1995. Changes in interest rates will have no impact on the cost of funds or the collateral requirements for approximately 73% of the debt outstanding as of July 1, 1996. Fluctuations in interest rates will continue to impact the value on that portion of CRIIMI MAE's investments which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining floating-rate debt. When these cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any remaining floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. However, as previously discussed, CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged. Additionally, management intends to refinance a significant portion of CRIIMI MAE's floating-rate debt with longer-term, fixed-rate financing by the end of 1996, allowing CRIIMI MAE to better match the maturities of its assets and liabilities and to obtain a fixed interest rate on that portion of its debt.

     The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit quality of the underlying asset. In certain circumstances, including, among other things, increases in interest rates or decreases in credit quality of the underlying asset, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. From time to time, CRIIMI MAE has been required to fund such additional collateral needs. In each instance and currently, CRIIMI MAE has had adequate unencumbered assets to meet its operating, investing and financing requirements, and management continually monitors the levels of unencumbered collateral. Under certain existing debt facilities, CRIIMI MAE's debt-to-equity ratio may not exceed 5.0 to 1.0. As previously mentioned, as of June 30, 1996, CRIIMI MAE was in compliance with this and other contractual requirements. Management continuously monitors CRIIMI MAE's overall financing and hedging strategy in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

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

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

Dividends
- ---------
     CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's common stock. Tax basis income, as well as net income and recurring earnings, increased for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 and, as a result, dividends for the first two quarters of 1996 increased. Specifically, during the first two quarters of 1996, CRIIMI MAE increased its quarterly dividend to $0.30 per share. This compares to dividends of $0.225 per share paid for the first two quarters of 1995 and $0.235 per share paid for the third and fourth quarters of 1995. Based on 1996's first and second quarter results and assumptions described in CRIIMI MAE's January 29, 1996 press release, management believes a quarterly dividend of at least $0.30 per share will be sustainable throughout 1996.

     The base dividend estimate for 1996 assumes that no losses on Subordinated CMBS occur in 1996. However, such losses may occur in the event of defaults on mortgage loans, although at this time no defaults resulting in losses are anticipated. Additionally, no additional dispositions of CRIIMI MAE's Government Insured Multifamily Mortgages (other than mortgage prepayments to-date and dispositions of CRI Liquidating's mortgages) are assumed to occur in 1996. However, such dispositions may occur through additional prepayments, for example, and could result in losses and a reduction in mortgage income. Additionally, as discussed in Note 12 of the notes to the consolidated financial statements, although CRIIMI MAE plans to issue additional equity during 1996, for purposes of determining the 1996 base dividend estimate, no adjustment has been made with respect to any equity raised in 1996.

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

     As discussed in Note 9, CRIIMI MAE has financed a portion of its investments in Subordinated CMBS with short-term, floating-rate debt. If the terms of certain of this debt are not extended or alternative financing is unavailable, CRIIMI MAE could be forced to sell assets at a loss to pay off such debt or, if such assets were unavailable or inadequate to pay off the debt, there could be a substantial impact on CRIIMI MAE. However, as discussed further in Note 9, management intends to refinance a significant portion of this short-term, floating-rate debt with longer-term, fixed-rate financing by the end of 1996, allowing CRIIMI MAE to better match the maturities of its assets and liabilities and to obtain a fixed interest rate on that portion of its debt. Additionally, in order to provide CRIIMI MAE with additional financial flexibility, in March 1996, CRIIMI MAE entered into a three-year, $200 million master repurchase agreement to refinance existing and/or to finance additional investments in lower rated Subordinated CMBS (see also Note 9).

     Although the mortgage investments held by CRIIMI MAE and its subsidiaries yield a fixed monthly mortgage payment once purchased, the cash dividends paid by CRIIMI MAE and by its subsidiaries may vary during each period due to several factors. The factors which impact CRIIMI MAE's dividend include (i) the distributions which CRIIMI MAE receives on its CRI Liquidating shares, (ii) the level of income earned on CRIIMI MAE's or its subsidiaries' mortgage investments depending on prepayments, defaults, etc., (iii) the level of income earned on uninsured investments, such as Subordinated CMBS, which varies depending on prepayments, defaults, etc. (iv) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

at which dividends on its Cumulative Convertible Preferred Stock are based, (v) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends, (vi) the yield at which principal from scheduled monthly mortgage payments, mortgage dispositions and distributions from the AIM Funds and from CRI Liquidating can be reinvested, (vii) variations in the cash flow received from the AIM Funds, and (viii) changes in operating expenses. CRIIMI MAE's dividends will also be impacted by the timing and amounts of cash flows attributable to its new lines of business - mortgage servicing, advisory and origination services.

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

PART II.  OTHER INFORMATION
ITEM 2.   CHANGES IN SECURITIES

     Reference is made to Note 12 of the notes to the consolidated financial statements of CRIIMI MAE Inc., which is incorporated herein by reference.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A report on Form 8-K (Item 5), dated July 1, 1996, was filed with the Securities and Exchange Commission on July 1, 1996 with respect to the issuance of Series A Cumulative Convertible Preferred Stock.

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

     August 6, 1996                               /s/ Cynthia O. Azzara
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