Form 10-Q
period 1996-09-30
CRIIMI MAE INC
filed 1996-10-31
CIK 847322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         September 30, 1996
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding as of October 31, 1996
----------------------------       ----------------------------------
Common Stock, $.01 par value                   31,174,163

                                 CRIIMI MAE INC.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - as of September 30,
            1996 (unaudited) and December 31, 1995  . . . .         3

          Consolidated Statements of Income - for the
            three and nine months ended September 30, 1996
            and 1995 (unaudited)  . . . . . . . . . . . . .         4

          Consolidated Statement of Changes in
            Shareholders' Equity - for the nine months
            ended September 30, 1996 (unaudited)  . . . . .         5

          Consolidated Statements of Cash Flows -
            for the nine months ended September 30, 1996
            and 1995 (unaudited)  . . . . . . . . . . . . .         6

          Notes to Consolidated Financial Statements  . . .
            (unaudited) . . . . . . . . . . . . . . . . . .         7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . .        32

PART II.  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . .        46

Item 2.   Changes in Securities . . . . . . . . . . . . . .        47

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .        48

Signature   . . . . . . . . . . . . . . . . . . . . . . . .        49

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS

                                               September 30,     December 31,
                                                   1996              1995
                                              --------------    --------------
                                              (unaudited)
Assets:
  Mortgage Assets:
    Mortgage security collateral, at
      amortized cost                          $  625,620,061    $  674,289,774
    Subordinated CMBS, at amortized cost         335,959,966       278,400,699
    Mortgages, at fair value                      71,859,355       132,823,515

  Equity Investments                              37,560,584        37,137,786

  Other Assets
    Assets acquired in Merger                     25,182,095        27,425,483
    Deferred costs                                15,707,212        16,072,517
    Receivables and other assets                  24,808,960        20,575,725
    Cash and cash equivalents                     14,104,387        16,577,407
                                              --------------    --------------
      Total assets                            $1,150,802,620    $1,203,302,906
                                              ==============    ==============

Liabilities:
  Securitized Mortgage Obligations            $  605,475,967    $  645,260,921
  Repurchase Agreements - Subordinated CMBS      162,590,467       187,947,276
  Bank Term Loans                                  9,547,880        21,227,880
  Working Capital Line of Credit                          --                --
  Payables and accrued expenses                    9,486,526        10,929,366
                                              --------------    --------------
        Total liabilities                        787,100,840       865,365,443
                                              --------------    --------------
Minority interests in
  consolidated subsidiary                         25,958,597        52,233,520
                                              --------------    --------------
Commitments and contingencies

Shareholders' equity:
  Convertible Preferred stock                         24,400                --
  Common stock                                       314,329           309,356
  Net unrealized gains on mortgage
    investments                                    8,514,187        16,138,649
  Additional paid-in capital                     333,860,685       274,226,356
                                              --------------    --------------
                                                 342,713,601       290,674,361

Less treasury stock, at cost-
  538,635 shares                                  (4,970,418)       (4,970,418)
                                              --------------    --------------
        Total shareholders' equity               337,743,183       285,703,943
                                              --------------    --------------
        Total liabilities and shareholders'
          equity                              $1,150,802,620    $1,203,302,906
                                              ==============    ==============

                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                                  CRIIMI MAE INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)


                                                           For the three months ended    For the nine months ended
                                                                  September 30,                   September 30,
                                                           1996            1995             1996          1995
                                                        -----------    ------------     ------------  ------------
Income:
  Mortgage investment income                            $14,043,539     $16,461,886      $43,098,767   $49,763,511
  Income from investment in subordinated
    CMBS                                                  9,926,577       2,811,803       27,913,058     6,248,247
  Equity in earnings from investments                       807,422         832,120        2,409,578     1,979,514
  Other investment income                                   570,645         315,689        2,268,670     1,313,605
                                                        -----------     -----------      -----------   -----------
                                                         25,348,183      20,421,498       75,690,073    59,304,877
                                                        -----------     -----------      -----------   -----------
Expenses:
  Interest expense                                       15,173,966      12,010,136       46,610,765    36,063,926
  General and administrative                              2,111,626       1,463,014        5,468,716     3,741,690
  Fees to related party                                      70,569          95,702          311,604     1,813,831
  Amortization of assets acquired in the Merger             719,391         715,660        2,162,433       715,660
  Adjustment to hedges for valuation
    and sales                                               163,795       1,944,837           34,456     1,944,837
                                                        -----------     -----------      -----------   -----------
                                                         18,239,347      16,229,349       54,587,974    44,279,944
                                                        -----------     -----------      -----------   -----------
Income before mortgage dispositions                       7,108,836       4,192,149       21,102,099    15,024,933

Mortgage dispositions:
  Gains                                                      13,423             --         9,738,346     1,819,176
  Losses                                                   (133,862)         (9,409)        (470,336)     (194,306)
                                                        -----------     -----------      -----------   -----------
Income before minority interests                          6,988,397       4,182,740       30,370,109    16,649,803

Minority interests in net income of
  consolidated subsidiary                                  (475,245)       (945,381)      (5,922,307)   (3,887,635)
                                                        -----------     -----------      -----------   -----------
Net income                                              $ 6,513,152     $ 3,237,359      $24,447,802   $12,762,168
                                                        ===========     ===========      ===========   ===========
Preferred Dividends                                     $ 1,727,718     $        --      $ 1,727,718   $        --
                                                        -----------     -----------      -----------   -----------

Net income available to common shares                   $ 4,785,434     $ 3,237,359      $22,720,084   $12,762,168
                                                        ===========     ===========      ===========   ===========
Earnings per share:

  Primary                                               $      0.16     $      0.11      $      0.74   $       .46
                                                        ===========     ===========      ===========   ===========
  Shares used in computing primary
    earnings per share                                   30,818,139      30,133,575       30,604,838    27,721,252
                                                        ===========     ===========      ===========   ===========

                                            The accompanying notes are an integral part
                                             of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                       CRIIMI MAE INC.
                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           For the nine months ended September 30, 1996
                                           (Unaudited)

                                                           Net
                                                        Unrealized
                           Preferred   Common Stock      Gains on      Additional                                         Total
                           Stock Par       Par           Mortgage       Paid-in      Undistributed    Treasury        Shareholders'
                             Value        Value        Investments      Capital        Net Income       Stock           Equity
                           ----------  ------------   -------------   -------------  ------------   -------------     -------------
Balance, December 31, 1995 $       --  $    309,356   $  16,138,649   $ 274,226,356  $          --  $  (4,970,418)    $ 285,703,943
Net income                         --            --              --              --     24,447,802             --        24,447,802
Dividends paid on
  preferred shares                 --            --              --              --     (1,727,718)            --        (1,727,718)
Dividends paid on common
shares                             --            --              --      (4,796,012)   (22,720,084)            --       (27,516,096)
Conversion of preferred
  stock into common stock        (500)        5,000              --          (4,500)            --             --                --
Stock options exercised            --            73              --          71,580             --             --            71,653
Adjustment to net unrealized
  gains on mortgage
  investments                      --            --      (7,624,462)             --             --             --        (7,624,462)
Shares issued                  24,900            --              --      64,444,116             --             --        64,469,016
Shares retired                     --          (100)             --         (80,855)            --             --           (80,955)
                           ----------  ------------   -------------   -------------  -------------  -------------     -------------
Balance, September 30,
  1996                     $   24,400  $    314,329   $   8,514,187   $ 333,860,685  $          --  $  (4,970,418)    $ 337,743,183
                           ==========  ============   =============   =============  =============  =============     ============



                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                                   CRIIMI MAE INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                               For the nine months ended
                                                                      September 30,
                                                                1996            1995
                                                            ------------    ------------
Cash flows from operating activities:
  Net income                                                $ 24,447,802    $ 12,762,168
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Amortization of discount and deferred financing
        costs on debt                                          2,090,568       3,054,129
      Amortization of assets acquired in the Merger            2,162,433         715,660
      Depreciation and other amortization                        660,857         494,615
      Discount/premium amortization on investments            (1,816,521)     (1,126,880)
      Servicing rights contributed to Services Partnership    (1,558,017)       (394,000)
      Net gains on mortgage dispositions                      (9,268,010)     (1,624,870)
      Equity in earnings from investments                       (396,203)       (105,360)
      Valuation adjustment to hedges                              34,456       1,944,837
      Minority interests in earnings of consolidated
        subsidiary                                             5,922,307       3,887,635
      Changes in assets and liabilities:
        Increase in receivables and other assets              (5,023,339)       (849,860)
        Decrease in (payment of) deferred costs                   54,443      (1,213,004)
        Decrease in payables and accrued expenses               (194,985)     (1,598,514)
        Decrease in interest payable                            (872,690)     (2,564,409)
                                                             -----------    ------------
          Net cash provided by operating activities           16,243,101      13,382,147
                                                             -----------    ------------
Cash flows from investing activities:
  Purchase of mortgages and advances on construction loans      (260,916)     (6,049,793)
  Purchase of Subordinated CMBS                              (57,378,058)    (77,866,846)
  Proceeds from mortgage dispositions                        102,143,420      56,162,174
  Receipt of principal payments                                6,371,926       4,962,355
  Other investing activities                                     539,936         189,969
                                                            ------------     -----------
          Net cash provided by (used in) investing
           activities                                         51,416,308     (22,602,141)
                                                            ------------    ------------
Cash flows from financing activities:
  Proceeds from debt issuances                                72,160,934     560,357,330
  Principal payments on debt obligations                    (150,107,485)   (510,306,722)
  Increase in deferred financing costs                          (903,691)     (3,112,694)
  Dividends (including return of capital) paid to
    shareholders, including minority interests               (55,822,856)    (44,519,882)
  Proceeds from the issuance of preferred stock               64,469,016              --
  Proceeds from the issuance of common stock                      71,653      14,033,172
                                                            ------------    ------------
          Net cash (used in) provided by financing
            activities                                       (70,132,429)     16,451,204
                                                            ------------    ------------
Net (decrease) increase in cash and cash equivalents          (2,473,020)      7,231,210

Cash and cash equivalents, beginning of period                16,577,407       5,143,171
                                                            ------------    ------------
Cash and cash equivalents, end of period                    $ 14,104,387    $ 12,374,381
                                                            ============    ============

                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     CRIIMI MAE Inc. (CRIIMI MAE), a full service commercial mortgage company structured as a self-administered real estate investment trust (REIT), invests in (i) government insured and guaranteed mortgages secured by multifamily housing complexes located throughout the United States (Government Insured Multifamily Mortgages) and (ii) uninsured mortgage and mortgage-related assets backed by multifamily and other commercial mortgages, such as higher yielding, higher risk, subordinated ownership interests in bonds issued in commercial mortgage loan securitizations (Subordinated CMBS), using a combination of debt and equity. CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's stock.

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

     CRIIMI MAE owns 100% of CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II and CRIIMI MAE Financial Corporation III which are wholly owned financing subsidiaries (discussed in Notes 5 and 10), 100% of CRIIMI MAE Management, Inc. (CRIIMI Management) and approximately 57% of CRI Liquidating REIT, Inc. (CRI Liquidating), a finite-life, self-liquidating REIT which owns Government Insured Multifamily Mortgages. Additionally, CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, owns all of the general partnership interests in the American Insured Mortgage Investors Funds (the AIM Funds). The AIM Funds own mortgage investments which are substantially similar to the Government Insured Multifamily Mortgages owned by CRIIMI MAE and CRI Liquidating. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges among the AIM Funds from 2.9% to 4.9%) from each of the AIM Funds. In addition, CRIIMI MAE indirectly owns a limited partnership interest in the adviser to the AIM Funds.

     CRIIMI MAE has elected to qualify as a REIT for tax purposes. To qualify for tax treatment as a REIT under the Internal Revenue Code, CRIIMI MAE must meet certain income and asset tests. CRIIMI MAE closely monitors its activities, its income and its assets in an effort to ensure that it maintains its qualification as a REIT.


     CRIIMI MAE intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940 (the "Investment Company Act"). The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (Qualifying Interests). Under current interpretation by the staff of the Securities and Exchange Commission (SEC), in order to qualify for this exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests. Therefore, the type and amount of assets CRIIMI MAE may acquire may be limited by the Investment Company Act. In addition to investing in Government Insured Multifamily Mortgages and other mortgage assets, CRIIMI MAE also invests in Subordinated CMBS. In making investments in any mortgage assets, including Subordinated CMBS, CRIIMI MAE draws upon its mortgage servicing, advisory and underwriting departments to perform due diligence on such mortgage assets (including in the case of Subordinated CMBS, the underlying mortgages). CRIIMI MAE will generally acquire Subordinated CMBS only when such mortgage assets are

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization - Continued

collateralized by pools of first mortgage loans, CRIIMI MAE can monitor the performance of the underlying mortgage loans, and when CRIIMI MAE has appropriate foreclosure/modification rights with respect to the underlying mortgage loans. Accordingly, CRIIMI MAE believes that such Subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act and, thus, CRIIMI MAE should not be required to register as an "investment company" under such Act. If the SEC or its staff were to take a different position with respect to whether CRIIMI MAE's Subordinated CMBS constitute Qualifying Interests, CRIIMI MAE could be required: (i) to modify its business plan or (ii) to register as an investment company.

2.   Basis of Presentation

     In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, including CRI Liquidating, CRIIMI Management, CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III and CRIIMI, Inc., contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated financial position of CRIIMI MAE as of September 30, 1996 and December 31, 1995, the consolidated results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995.

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

     Investments in Subordinated CMBS
     --------------------------------
          Income from investments in Subordinated CMBS is recognized based on the effective interest method using the anticipated yield over the expected life of these investments. Changes in yield resulting from prepayments are recorded as an adjustment to interest income recognized with respect to the related investment. CRIIMI MAE recognizes impairment on its investments in Subordinated CMBS whenever it determines that the impact of expected future credit losses, as currently projected, exceeds the impact of expected future credit losses as originally projected. Impairment losses are determined by comparing the current fair value of a Subordinated CMBS to its existing carrying amount, the difference being recognized as a loss in

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Summary of Significant Accounting Policies - Continued

     the current period on the consolidated statement of income.

     Reclassifications
     -----------------
          Certain amounts in the consolidated financial statements as of and for the three and nine months ended September 30, 1995 have been reclassified to conform to the 1996 presentation.

     Consolidated Statements of Cash Flows
     -------------------------------------
          Cash payments made for interest during the nine months ended September 30, 1996 and 1995 were $46,142,510 and $35,574,206, respectively.

4.   Transactions with Related Parties

     Below is a summary of the related party transactions which occurred during the three and nine months ended September 30, 1996, and 1995. These items are described further in the text which follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

                                                      For the three months ended              For the nine months ended
                                                              September 30,                           September 30,
                                                        1996              1995                   1996             1995
                                                    ------------      ------------           ------------     ------------
Payments to the Adviser
-----------------------
Annual fee - CRIIMI MAE (a)(b)(h)                   $         --      $         --           $         --     $  1,493,297
Annual fee - CRI Liquidating (b)(g)                       70,569            95,702                311,604          320,534
Incentive fee - CRI Liquidating (f)                           --                --                568,638               --
Mortgage selection fees - CRIIMI MAE (k)                      --                --                     --          211,137
                                                    ------------      ------------           ------------    -------------
          Total                                     $     70,569      $     95,702           $    880,242    $   2,024,968
                                                    ============      ============           ============    =============
Payments to CRI (c):
--------------------
Expense reimbursement - CRIIMI MAE (i)              $    142,389      $    193,666           $    529,845    $   1,123,082
Expense reimbursement - CRI Liquidating (j)                   --            13,896                     --          125,482
                                                    ------------      ------------           ------------    -------------
          Total                                     $    142,389      $    207,562           $    529,845    $   1,248,564
                                                    ============      ============           ============    =============

Amounts Received or Accrued from Related Parties
------------------------------------------------
CRIIMI,Inc.
-----------
  Income (d)                                        $    435,617      $    531,786           $  1,327,647    $   1,464,336
  Return of capital (e)                                   75,232            30,404                584,720          242,535
                                                    ------------      ------------           ------------    -------------
          Total                                     $    510,849      $    562,190           $  1,912,367    $   1,706,871
                                                    ============      ============           ============    =============
CRI/AIM Investment Limited
  Partnership (d)(h)                                $    185,637      $    193,744           $    571,925    $     543,744
                                                    ============      ============           ============    =============
Expense Reimbursements to CRIIMI Management(c)(j)
------------------------------------------------
CRI Liquidating and the AIM Funds                   $    174,415      $    120,000           $    324,415     $    120,000
CRIIMI MAE Services Limited Partnership                  704,442           145,611              1,554,442          145,611
                                                    ------------      ------------           ------------    -------------
                                                    $    878,857      $    265,611           $  1,878,857    $     265,611
                                                    ============      ============           ============    =============

(a)       In connection with the Merger, effective June 30, 1995, CRIIMI MAE became a self-administered REIT, and as of that date is no longer required to make payments to CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser).
(b)       Included in the accompanying consolidated statements of income.
(c)       Included as general and administrative expenses on the accompanying consolidated statements of income.
(d)       Included as equity in earnings from investments on the accompanying consolidated statements of income.
(e)       Included as a reduction of equity investments on the accompanying consolidated balance sheets.
(f)       Netted with gains on mortgage dispositions on the accompanying consolidated statements of income.
(g)       As a result of reaching certain specified performance goals during the third quarter of 1996, CRI Liquidating paid
          deferred annual fees of $19,905 during the three months ended September 30, 1996.   CRI Liquidating paid deferred annual
          fees of $148,435 and $28,467, during the nine months ended September 30, 1996 and 1995, respectively.  The amount paid for the nine months ended September 30, 1996 included $86,739 paid for the last three quarters of 1995.  No deferred annual fees were paid during the three months ended September 30, 1995.
(h)       As of June 1, 1993, pursuant to the First Amendment to the CRI Insured Mortgage Association, Inc. advisory agreement (the
          Advisory Agreement), CRI guaranteed that CRIIMI MAE would receive an annual distribution from CRI/AIM Investment Limited


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

          Partnership of $700,000.  CRIIMI MAE was granted the right to reduce the amounts paid to the Adviser by the difference between the guaranteed $700,000 distribution and the amount actually paid to CRIIMI MAE by CRI/AIM Investment Limited
          Partnership.  As such, the amounts paid to the Adviser for the nine months ended September 30, 1995 were reduced by
          $154,862, which represented the difference between the guaranteed distribution for the period and the amount actually paid to CRIIMI MAE.  This guarantee was terminated effective June 30, 1995 in connection with the transaction in which CRIIMI
          MAE became a self-administered REIT.
(i)       Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred by the Adviser on behalf of CRIIMI MAE.  In connection with the Merger, on June 30, 1995, CRIIMI MAE was no longer required to reimburse the Adviser, as these expenses are now directly incurred by CRIIMI MAE.  However, pursuant to an agreement between CRIIMI MAE and CRI (the CRI Administrative Services Agreement), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI MAE's business.  CRIIMI MAE uses the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by CRIIMI Management or provided by another service provider.  The CRI Administrative Services
          Agreement is terminable on 30 days notice at any time by CRIIMI MAE.
(j)       Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred by the Adviser on behalf of CRI Liquidating and the AIM Funds.  The transaction in which CRIIMI MAE became a self-
          administered REIT had no impact on CRI Liquidating's or the AIM Funds' financial statements except that the expense reimbursements previously paid to CRI, are, effective June 30, 1995, paid to CRIIMI Management.  Additionally, effective
          June 30, 1995, CRIIMI Management is reimbursed for its employees' time and expenses incurred on behalf of CRIIMI MAE
          Services Limited Partnership (the Services Partnership).
(k)       Included as deferred costs on the accompanying balance sheets and amortized over the expected mortgage life.

     In addition to the above transactions, CRIIMI MAE entered into agreements with CRI after June 30, 1995 to sublease approximately 27,200 square feet of office space leased by CRI, at a total annual rent of approximately $544,000. All increases in lease occupancy charges, including inflation adjustments and expense reimbursements, will be passed through to CRIIMI MAE on a per square foot basis. The sublease agreement was terminated effective June 30, 1996 and CRIIMI MAE entered into a lease with the third party owner of their current office space. During the nine months ended September 30, 1996 and 1995, CRIIMI MAE paid related parties rent charges of approximately $224,000 and $66,000, respectively, which is included in general and administrative expenses on the accompanying consolidated statements of income.

     CRIIMI MAE has entered into a deferred compensation arrangement with William B. Dockser and H. William Willoughby (collectively, the Principals) in the aggregate amount of $5,002,183 pursuant to which CRIIMI MAE agreed to pay each of the Principals for services performed in connection with structuring the Merger. CRIIMI MAE's obligation to pay the deferred compensation is limited, with certain exceptions, to the creation of an irrevocable grantor trust for the benefit of the Principals and to the transfer to such trust of the right to receive such deferred compensation in the amount of $5,002,183 (the Note Receivable). The deferred compensation is fully vested and payable only to the extent that CRI continues to make principal payments on the Note Receivable. However, in the event of bankruptcy or a similar event affecting CRIIMI MAE, the remaining trust corpus would revert back to CRIIMI MAE, and the Principals would become unsecured creditors of CRIIMI MAE. Payments of principal and interest on the Note Receivable and the deferred compensation are payable quarterly and terminate on June 30, 2005. Both the Note Receivable and the deferred compensation obligation bear interest at the prime rate (8.25% as of September 30, 1996) plus 2% per annum. During the three and nine months ended September 30, 1996, CRIIMI MAE, through CRIIMI Management, recognized interest income of approximately $116,000 and $357,000, respectively, on the Note Receivable, which is included in other investment income on the accompanying consolidated statements of income, and recognized interest expense of approximately $116,000 and $357,000, respectively, on the deferred compensation obligation, which is

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

included in interest expense on the accompanying consolidated statements of income. The deferred compensation obligation and the Note Receivable are included in Payables and accrued expenses and Receivables and other assets, respectively, on the accompanying consolidated balance sheets as of September 30, 1996 and December 31, 1995.

     Since the Merger, through one of its affiliates, the Services Partnership, CRIIMI MAE has increased its mortgage advisory and servicing activities in conjunction with its purchases of Subordinated CMBS by acquiring servicing rights for the mortgage loans collateralizing these investments. These servicing rights allow CRIIMI MAE to proactively monitor the performance of its investments in Subordinated CMBS and provide CRIIMI MAE with appropriate foreclosure/modification rights with respect to the underlying collateral. As of September 30, 1996, the Services Partnership provided a variety of servicing functions on a mortgage portfolio of approximately $4 billion. The servicing contracts are contributed to the Services Partnership and increase CRIIMI MAE's interest in that partnership. As of September 30, 1996, CRIIMI MAE held a 33% general partnership interest in the Services Partnership. The Services Partnership provides mortgage servicing and advisory services to third parties, CRIIMI MAE, certain affiliates of CRI and the AIM Funds on a fee basis. CRIIMI MAE, through CRIIMI Management, manages the Services Partnership as general partner.

5.   Mortgage Assets - Mortgage Security Collateral and Mortgages

     CRIIMI MAE's consolidated investment in mortgage security collateral and mortgages is comprised of participation certificates evidencing a 100% undivided interest in Government Insured Multifamily Mortgages issued or sold pursuant to programs of the Federal Housing Administration (FHA) (FHA-Insured Loans), mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities) and, to a lesser extent, FHA-Insured Loans relating to the construction of nursing homes and intermediate care facilities (Government Insured Construction Mortgages). Government Insured Construction Mortgages are intended to be converted to permanent, amortizing insured loans upon final endorsement of the mortgage by HUD. Additionally, mortgage security collateral includes Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by FHA-Insured Loans and GNMA Mortgage-Backed Securities, as discussed below. As of September 30, 1996, 26% of CRIIMI MAE's investment in mortgage security collateral and mortgages (including loans which collateralize Freddie Mac participation certificates) were FHA-Insured Loans, 72% were GNMA Mortgage-Backed Securities and 2% were Government Insured Construction Mortgages. FHA-Insured Loans, GNMA Mortgage-Backed Securities and Government Insured Construction Mortgages are collectively referred to as mortgages herein. As of September 30, 1996, CRIIMI MAE had committed approximately $640,000 for advances on insured Government Insured Construction Mortgages.

     During the nine months ended September 30, 1996, CRIIMI MAE funded advances of approximately $261,000 on Government Insured Construction Mortgages with a weighted average net effective interest rate of approximately 8.0%. These loans are anticipated to convert to permanent loans over the next three months with a maturity of 38 years.

     Through its wholly owned subsidiaries and CRI Liquidating, CRIIMI MAE owns the following mortgages directly and indirectly:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Mortgage Assets - Mortgage Security Collateral and Mortgages -
       Continued

                                                                  As of September 30, 1996
                                                                 -------------------------

                                                                                               Weighted
                                                                                                Average
                                                Number of        Carrying        Fair          Effective      Weighted Average
                                                Mortgages          Value        Value(a)     Interest Rate     Remaining Term
                                                ---------      ------------   ------------   -------------    ----------------
CRIIMI MAE (c)                                       5         $ 17,552,244   $ 17,552,244           8.10%       36 years
CRIIMI MAE Financial Corporation(c)                 56          213,445,113    215,133,101           8.45%       32 years
CRIIMI MAE Financial Corporation II(c)              59          250,532,362    244,280,076           7.19%       30 years
CRIIMI MAE Financial Corporation III(c)             39          161,642,586    160,723,501           8.07%       32 years
CRI Liquidating(b)                                  11           54,307,111     54,307,111           11.3%       25 years
                                                ---------      ------------   ------------
                                                   170         $697,479,416   $691,996,033
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
                                                =========      ============   ============


(a) The estimated fair values of CRIIMI MAE's mortgages are presented in accordance with generally accepted accounting principles which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. These estimated fair values, however, do not represent the liquidation value or the market value of CRIIMI MAE. The fair value of the Government Insured Multifamily Mortgages is based on quoted market prices.

(b) During the nine months ended September 30, 1996, CRIIMI MAE, through its subsidiary, CRI Liquidating, disposed of 11 Government Insured Multifamily Mortgages which constituted approximately 52% of CRI Liquidating's December 31, 1995 tax basis portfolio balance. These 11 dispositions resulted in financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million.

(c)  During the nine months ended September 30, 1996, there were 9 prepayments

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Mortgage Assets - Mortgage Security Collateral and Mortgages -
       Continued

of mortgages held by CRIIMI MAE and its financial corporation subsidiaries. These prepayments generated net proceeds of approximately $45.2 million and resulted in net losses of approximately $424,000, which are included in losses on mortgage dispositions on the accompanying consolidated statement of income for the nine months ended September 30, 1996.


6.   Mortgage Assets - Investment in Subordinated CMBS

     In addition to investing in Government Insured Multifamily Mortgages, the Board of Directors has authorized CRIIMI MAE to invest in other mortgage assets which are not federally insured or guaranteed provided that certain requirements are met, including specific equity requirements, based on management's perceived level of risk of the investment.

     The following table summarizes information related to these mortgage assets on an aggregate basis by pool:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Investment in Subordinated CMBS - Continued


                                                            Face            Current
                                                           Amount         Pass-Through         Weighted
                                          Date          as of 9/30/96         Rate              Average
Pool                                    Acquired        (in millions)   (as of 9/30/96)     Remaining Life(1)
----                                  ------------     --------------   ----------------    ----------------
Mortgage Capital
  Funding, Inc.
    Series 1993-C1                    Dec 1994         $   19.7               8.7%             2 years
    Series 1994-MC1                   Jul-Dec 1994         34.4               8.7%             7 years
    Series 1995-MC1                   Aug 1995             33.2               9.6%            21 years

Nomura Asset Securities
  Series 1994-C3                      April-Aug 1995       25.2              11.7%            15 years

Structured Mortgage
  Securities Corp.
    Series 1995-M1                    May 1995             15.2               9.0%            15 years

Asset Securitization Corp.
  Series 1995-D1                      Aug 1995             30.6               7.6%            20 years

Lehman Pass-Through
  Securities Inc.
    Series 1994-A                     Oct 1995             10.3               8.6%             8 years

LB Commercial Conduit
  Series 1995-C2                      Nov 1995             42.9               9.5%            15 years

DLJ Mortgage Acceptance
  Corporation
    Series 1995-CF2                   Dec 1995             61.0               8.8%            12 years

Merrill Lynch Mortgage
  Investors, Inc.
    Series 1995-C3                    Dec 1995             90.1               8.5%            14 years

Asset Securtization Corp.
  Series 1996-D2                      April 1996           68.6               8.7%            16 years

Fannie Mae
  Multifamily REMIC
    Series 1996-M1                    May 1996             17.9               6.6%            17 years
                                                       --------
Total (See Note 13)                                    $  449.1
                                                       ========

(1)  Weighted average remaining life represents the weighted average expected life of the Subordinated CMBS based on contractual terms of the underlying mortgage loans prior to consideration of losses, extensions or prepayments other than those factored in the assumed constant prepayment rate used in determining the September 30, 1996 fair value.
(2)  Represents the original anticipated yield to maturity of the Subordinated CMBS, based on management's estimate of the timing and amount of future credit losses and prepayments.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Investment in Subordinated CMBS - Continued

                                                                             Original         Current
                                    Amortized            Amortized          Anticipated     Anticipated
                                       Cost                Cost              Unlevered       Unlevered
                                  as of 9/30/96        as of 12/31/95       Yield to          Yield to
Pool                              (in millions)         (in millions)       Maturity(2)       Maturity
----                             ---------------      ---------------       ------------    -----------
Mortgage Capital
  Funding, Inc.
    Series 1993-C1               $     17.8           $     17.4               13.0%           13.0%
    Series 1994-MC1                    22.2                 22.1               14.1%           14.1%
    Series 1995-MC1                    25.5                 25.6               12.2%           12.2%

Nomura Asset Securities
  Series 1994-C3                       21.8                 22.0               12.3%           12.3%

Structured Mortgage
  Securities Corp.
    Series 1995-M1                      9.8                  9.8               12.9%           12.9%

Asset Securitization Corp.
  Series 1995-D1                       20.2                 20.2               11.6%           11.6%

Lehman Pass-Through
  Securities Inc.
    Series 1994-A                       6.0                  6.1               13.4%           13.4%

LB Commercial Conduit
  Series 1995-C2                       35.5                 35.5               11.2%           11.2%

DLJ Mortgage Acceptance
  Corporation
    Series 1995-CF2                    50.9                 50.7               11.0%           11.0%

Merrill Lynch Mortgage
  Investors, Inc.
    Series 1995-C3                     69.0                 69.0               11.1%           11.1%

Asset Securtization Corp.
  Series 1996-D2                       48.3                   --               12.4%           12.4%

Fannie Mae
  Multifamily REMIC
  Series 1996-M1                        9.0                   --               11.7%           11.7%
                                 ----------           ----------
Total (See Note 13)              $    336.0           $    278.4
                                 ==========           ==========


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Investment in Subordinated CMBS - Continued

The aggregate investment by the underlying rating of the Subordinated CMBS is as follows:


                                   Face Amount                       Fair Value
                                     as of                             as of                    Amortized Cost as of
                              September 30, 1996                September 30, 1996(a)                 (in millions)
Security Rating                   (in millions)        %          (in millions)      September 30, 1996     December 31, 1995
---------------               -------------------  --------     ----------------     ------------------     -----------------
BBB Rated                     $   14.6                3.3%       $    14.4              $   13.9              $      4.0

BB Rated (b)                     204.5               45.5%           173.3                 180.8                   155.2

B Rated (b)                      145.6               32.4%           104.0                 108.9                    91.7

Unrated                           84.4               18.8%            31.9                  32.4                    27.5
                              --------             ------        ---------              --------               ---------
Total (See Note 13)           $  449.1              100.0%       $   323.6              $  336.0               $   278.4
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

     CRIIMI MAE's investment in the lower rated and unrated tranches provides credit support to the more senior bond classes of the related commercial securitization. Cash flow from the underlying mortgages is allocated to the securitized tranches, with the investment grade or higher rated tranches having a priority right to the cash flow until their investment returns are met. Then, any remaining cash flow is generally allocated among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the unrated tranche will bear this loss first. To the extent there are losses in excess of the unrated tranche's stated right to principal and interest, then the most subordinated rated tranches will begin absorbing losses.

     Based on the timing and amount of future credit losses and prepayments estimated by management, the weighted average anticipated unleveraged yield over the expected average life for the investments in Subordinated CMBS as of September 30, 1996 is approximately 12%. The accounting treatment required under generally accepted accounting principles requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these investments. This currently results in income which is lower for financial statement purposes than for tax purposes. CRIIMI MAE anticipates the leveraged return on these investments will approximate 21% over the life of the Subordinated CMBS. This return was determined based on the anticipated yield over the expected weighted average

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Investment in Subordinated CMBS - Continued

life of the Subordinated CMBS, which considers, among other things, anticipated losses, net of interest expense attributable to the financing of the rated tranches at current interest rates and borrowing amounts.

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

     In making these investments, CRIIMI MAE and its affiliates apply their knowledge of multifamily and other commercial mortgages to perform due diligence on the mortgage investments collateralizing the Subordinated CMBS. This analysis may include reviewing, to the extent available, the operating records of the underlying real estate assets, appraisals, environmental studies, market studies and architectural and engineering studies, and where deemed necessary, independently developing projected operating budgets. In addition, site visits are conducted at a majority of the properties. Further, CRIIMI MAE will generally make investments of this type only when satisfactory arrangements exist whereby CRIIMI MAE can proactively monitor the performance of the collateral and where CRIIMI MAE has appropriate foreclosure/modification rights with respect to the underlying collateral. CRIIMI MAE believes that all transactions entered into to date have had such satisfactory arrangements.

     The underlying mortgages collateralizing CRIIMI MAE's investment in Subordinated CMBS (aggregate) as of September 30, 1996 are concentrated as follows:

     Property Type                           Geographic
     -------------                           ----------
     Multifamily         52%                 Texas          17%
     Retail              16%                 California      9%
     Hotel               13%                 Florida         7%
     Nursing Homes        8%                 Michigan        6%
     Mobile Homes         5%                 Illinois        6%
     Other                6%                 Arizona         5%
                                             New Jersey      5%
                                             Other          45%(1)

(1)  No other individual state makes up more than 5% of the total.

     Investments in uninsured mortgage and mortgage-related investments, such as Subordinated CMBS, are expected to represent a significant component of CRIIMI MAE's new business activity for the foreseeable future. As described in Note 10, upon closing on the purchase of the Subordinated CMBS, CRIIMI MAE entered into a series of repurchase agreements which provided financing to purchase the rated tranches of the Subordinated CMBS (the unrated tranches were purchased with equity or available cash). Generally, approximately 75% and 70% of the respective fair values of the BB and B rated tranches are financed. As of

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Investment in Subordinated CMBS - Continued

September 30, 1996, borrowings of approximately $162.6 million were outstanding related to these investments. This aggregate amount of borrowings is net of approximately $52.8 million of borrowings that were paid down on a temporary basis pending use for additional investments in Subordinated CMBS. See Note 10 for a further discussion of these repurchase agreements and other financing facilities.

7.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income

     Reconciliations of the financial statement net income to the tax basis income for the three and nine months ended September 30, 1996 and 1995 are as follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income - Continued

                                                       For the three months ended         For the nine months ended
                                                              September 30,                        September 30,
                                                          1996           1995                1996           1995
                                                      ------------   ------------        ------------   ------------
Consolidated financial statement net income           $  6,513,152    $ 3,237,359        $ 24,447,802   $ 12,762,168
Adjustment due to accounting for subsidiary
  as a pooling for financial statement
  purposes and a purchase for tax purposes                 (52,346)        41,339           2,575,295      4,489,192
Mortgage dispositions                                      104,644             --             304,351         39,155
Reamortization of investments in
  Subordinated CMBS                                        481,761        128,914           1,296,908        405,541
Interest income - U.S. Treasuries                          144,898        176,105             459,305        547,530
Interest expense - defeased notes                         (197,164)      (245,326)           (627,613)      (772,097)
Interest expense - amortization of deferred
  financing and debt issue costs                           (51,413)      (458,631)           (857,510)    (1,327,841)
Adjustment to hedges for valuation and sales               163,795      1,944,837              34,456      1,944,837
Equity in earnings from investments                        159,320        130,657             413,949        196,540
Capital gain on installment sale                           179,954        154,309             499,442        154,309
Amortization of assets acquired in the Merger              719,391        715,660           2,162,433        715,660
Other                                                       (7,616)        (5,235)           (157,126)       (15,120)
                                                      ------------   ------------        ------------   ------------
Tax basis income                                      $  8,158,376   $  5,819,988        $ 30,551,692   $ 19,139,874
                                                      ------------   ------------        ------------   ------------
Dividends paid on preferred shares                       1,727,718             --           1,727,718             --
                                                      ------------   ------------        ------------   ------------

Tax basis income available to common shares           $  6,430,658   $  5,819,988        $ 28,823,974   $ 19,139,874
                                                      ============   ============        ============   ============
Tax basis income per share:

  Ordinary income per share - Primary                 $       0.21   $       0.18        $       0.66   $       0.48
  Capital gain income per share - Primary                     0.00           0.01                0.28           0.21
                                                      ------------   ------------        ------------   ------------
  Total tax basis income per share - Primary          $       0.21   $       0.19        $       0.94   $       0.69
                                                      ============   ============        ============   ============

  Weighted Average Shares - Primary                     30,906,271     30,434,344          30,574,654     27,906,217
                                                      ============   ============        ============   ============


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

8.   Dividends to Common Shareholders

     For the nine months ended September 30, 1996, dividends of $0.90 per share were paid to common shareholders. These dividends, which include long-term capital gains, are as follows:

                                     Dividend           Record Date
                                     --------       ------------------
Quarter ended March 31, 1996         $   0.30       March 18, 1996
Quarter ended June 30, 1996          $   0.30       June 17, 1996
Quarter ended September 30, 1996     $   0.30       September 20, 1996
                                     --------
                                     $   0.90
                                     ========

9.   Preferred Stock

     CRIIMI MAE's charter authorizes the issuance of up to 25,000,000 shares of preferred stock, of which 150,000 shares have been classified as Series A Preferred Shares and 3,000,000 shares have been classified as Series B Preferred Shares as of September 30, 1996.

     Series A Cumulative Convertible Preferred Stock
     -----------------------------------------------
     In July 1996, CRIIMI MAE completed a public offering of 75,000 shares of Series A Cumulative Convertible Preferred Stock, with a par value of $0.01 per share (the Series A Preferred Shares), at an aggregate offering price of $7,500,000. The Series A Preferred Shares pay a dividend based on a fixed premium over three-month LIBOR and, subject to the terms of CRIIMI MAE's Articles of Incorporation, as amended and supplemented, are (i) convertible at the option of the holders, (ii) subject to mandatory conversion by CRIIMI MAE and (iii) subject to redemption by CRIIMI MAE. The number of common shares deliverable upon conversion of a Series A Preferred Share is equal to a fraction
(1) the numerator of which is 100 and (2) the denominator of which is 94% of the average closing trade price reported on the New York Stock Exchange of CRIIMI MAE's common shares for the 21 days prior to the date notice of conversion is received. The liquidation preference and the redemption price on the Series A Preferred Shares equals $100 per share, together with accrued but unpaid dividends. The Series A Preferred Shares were purchased by a single European institutional investor. CRIIMI MAE also acquired a put option to sell up to an additional 75,000 Series A Preferred Shares, at a price of $100 per share, to
such investor at any time prior to July 1, 1997.       As of September 30, 1996,
CRIIMI MAE has not exercised its put option to sell additional shares of Series A Preferred Shares. In August and September 1996, the holder of the Series A Preferred Shares elected to exercise its right to convert 50,000 Series A Preferred Shares into 499,954 shares of common stock. Accordingly, as of September 30, 1996, there were 25,000 Series A Preferred Shares outstanding. Dividends paid and accrued on Series A Preferred Shares totaled $85,518 for the three and nine months ended September 30, 1996.

     On October 14, 1996, the holder of the Series A Preferred Shares elected to

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Preferred Stock - Continued

exercise its right to convert the remaining 25,000 Series A Preferred Shares into 244,558 shares of common stock.

     Series B Cumulative Convertible Preferred Stock
     -----------------------------------------------
     In August 1996, CRIIMI MAE completed a public offering of 2,415,000 shares of Series B Cumulative Convertible Preferred Stock, with a par value of $0.01 per share (the Series B Preferred Shares), at an aggregate offering price of $60,375,000. The Series B Preferred Shares pay a dividend in an amount equal to the sum of (1) $.68 per share per quarter plus (ii) the product of the excess over $.30, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio (2.2844) times one plus a conversion premium of 3%, subject to adjustment upon the occurrence of certain events. The Series B Preferred Shares are (i) convertible at the option of the holders, and (ii) subject to redemption at CRIIMI MAE's sole discretion after the 10th anniversary of issuance. Each Series B Preferred Share is convertible into 2.2844 shares of common stock, subject to adjustment upon the occurrence of certain events. The liquidation preference and the redemption price on the Series B Preferred Shares equals $25 per share, together with accrued but unpaid dividends. At September 30, 1996, there were 2,415,000 Series B Preferred Shares outstanding. Dividends paid and accrued on Series B Preferred Shares totaled $1,642,200 for the three and nine months ended September 30, 1996.

     As discussed further in Note 13, CRIIMI MAE has used or has committed to use the net proceeds from these stock issuances (which totalled approximately $65 million) to acquire Subordinated CMBS. Pending investments in Subordinated CMBS, the net proceeds were used to pay down approximately $52.8 million in short-term, floating-rate financing on a temporary basis (see also Notes 10 and 13); and the balance was invested in short-term, interest bearing accounts.

10.  Obligations under Financing Facilities

     The following table summarizes CRIIMI MAE's debt outstanding as of September 30, 1996 and December 31, 1995:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

                                                         Nine months ended September 30, 1996
                                  -------------------------------------------------------------------------
                                   Balance at     Eff. rate          Average        Average        Maturity
Type of Debt                       quarter end    at qtr. end        Balance       Eff. Rate         Date
------------                      ------------    -----------      ------------    ----------     ------------
Securitized Mortgage Obligations:

  FHLMC Funding Note (1)          $238,166,133         7.4%        $238,800,000        7.4%       Sept 2031

  FNMA Funding Note (2)            157,972,147         7.4%         173,400,000        7.4%       March 2035

  CMOs (3)                         209,337,687         7.3%         209,900,000        7.3%       Jan 2033

Repurchase Agreements -
  Subordinated CMBS                162,590,467         6.6%         197,500,000        6.9%       November 1996 -
                                                                                                    March 1999

Bank Term Loans                      9,547,880         3.4%(4)       13,500,000        4.1%(4)    April 1997-
                                                                                                    Dec 1998


Working Capital Lines of Credit             --          N/A              44,000        6.1%       April 1997
                                  ------------
   Total                          $777,614,314
                                  ============

(1)  As of September 30, 1996 and December 31, 1995, the face amount of the note was $247,251,840 and $248,821,009, respectively, with unamortized discount of $9,085,707 and $9,335,538, respectively.  During the nine months ended September 30, 1996, discount amortization of $249,831 was recorded as interest expense.  Additionally, as a result of one mortgage prepayment, principal of approximately $8 million was paid down during the nine months ended September 30, 1996.

(2)  As of September 30, 1996 and December 31, 1995, the face amount of the note was $160,526,387 and $198,394,480, respectively, with unamortized discount of $2,554,240 and $2,893,104, respectively.  During the nine months ended September 30, 1996, discount amortization of $338,864 was recorded as interest expense.  Additionally, as a result of seven mortgage prepayments, principal of approximately $35 million was paid down during the nine months ended September 30, 1996.

(3)  As of September 30, 1996 and December 31, 1995, the face amount of the note was $214,669,014 and $215,766,328, respectively, with unamortized discount of $5,331,327 and $5,492,254, respectively.  During the nine months ended September 30, 1996, discount amortization of $160,927 was recorded as interest expense.

(4)  The average effective interest rate as of September 30, 1996 and December 31, 1995 includes the impact of a rate reduction agreement which was in place from July 1995 through March 1996, providing for a reduction in the rate on a portion of the loan based on balances maintained at the bank.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

                                                       Year ended December 31, 1995
                                          --------------------------------------------------------
                                          Balance         Eff. Rate        Average         Average
Type of Debt                              at year end    at year end       Balance        Eff. Rate
------------                              -----------    ------------    ------------     ---------
FHLMC Funding Note (1)                    $239,485,471       7.4%        $ 66,000,000        7.4%

FNMA Funding Note (2)                      195,501,376       7.4%           8,700,000        7.4%

CMOs (3)                                   210,274,074       7.3%          47,300,000        7.3%

Repurchase Agreements -
  Mortgages                                         --       N/A          408,700,000        6.7%


Repurchase Agreements -
  Subordinated CMBS                        187,947,276       7.0%          56,500,000        7.3%



Revolving Credit Facility                           --       N/A           49,400,000        6.6%

Bank Term Loans                             21,227,880       5.2%(4)       21,600,000        6.6%(4)



Working Capital Lines of Credit                     --       N/A              400,000        6.6%
                                          ------------
   Total                                  $854,436,077
                                          ============

     CRIIMI MAE's debt matures as follows:

          1996                $158,596,706
          1997                  10,291,641
          1998                   3,250,000
          1999                          --
          2000                          --
        Beyond                 605,475,967
                              ------------
            Total             $777,614,314
                              ============

Securitized Mortgage Obligations
--------------------------------
     CRIIMI MAE, through three wholly owned financing subsidiaries, issued approximately $664 million (face amount) of long-term, fixed-rate debt in order to refinance short-term, floating-rate debt during the third and fourth quarters of 1995.  Changes in interest rates will have no impact on the cost of funds or the collateral requirements on this debt.  Proceeds from the issuance of this long-term debt, net of original issue discount, were initially applied as follows:  $557 million was used to pay down short-term, floating-rate debt facilities, approximately $8.0 million was used to pay transaction costs and approximately $80 million was invested in Subordinated CMBS.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

     As discussed further in Note 5, the refinancings were completed through three separate transactions. GNMA Mortgage-Backed Securities with a fair value of approximately $244 million as of September 30, 1996 are pledged as security for a funding note payable to Freddie Mac (the FHLMC Funding Note).
Collateralized Mortgage Obligations (CMOs) are collateralized by FHA-Insured
Loans and GNMA Mortgage-Backed Securities with a fair value of approximately
$215 million as of September 30, 1996. GNMA Mortgage-Backed Securities with a fair value of approximately $161 million as of September 30, 1996 are pledged as security for a funding note payable to the Federal National Mortgage Association
(the FNMA Funding Note).

     Each of the above-mentioned transactions has been accounted for as a financing in accordance with Financial Accounting Standards Board Technical
Bulletin 85-2. The discount on the CMOs and the Funding Notes are being amortized on a level yield basis. Transaction costs were capitalized and are included in deferred costs on the accompanying consolidated balance sheets as of September 30, 1996 and December 31, 1995.

Repurchase Agreements-Subordinated CMBS
-----------------------------------------
     CRIIMI MAE has financed through numerous repurchase agreements, on average, approximately 87%, 75%, and 70% of the respective fair values of the BBB, BB and
B rated tranches of Subordinated CMBS.  These agreements mature between November
1996 and March 1999.  The interest rates are generally based on the one-month
London Interbank Offered Rate (LIBOR), plus a spread ranging from 1.0% to 1.5%.


     On March 28, 1996, CRIIMI MAE entered into a three-year master repurchase agreement with a lender to finance up to $200 million of additional and/or existing investments in lower rated Subordinated CMBS. Outstanding borrowings under this master repurchase agreement are secured by the financed Subordinated
CMBS and bear interest at CRIIMI MAE's choice of one or three-month LIBOR, plus a spread of 1.5%. This master repurchase agreement expires on March 28, 1999.
As of September 30, 1996, no borrowings were outstanding under this facility.

     The aforementioned repurchase agreements are secured, generally, by the rated tranches with an aggregate fair value of approximately $292 million and $260 million as of September 30, 1996 and December 31, 1995, respectively.

     As discussed in Note 9, in connection with the two public offerings of convertible preferred stock during the third quarter of 1996, repurchase agreements aggregating $52.8 million were paid down on a temporary basis.
CRIIMI MAE expects to re-borrow these amounts in the fourth quarter of 1996 in conjunction with its additional investments in Subordinated CMBS.

     As discussed below, CRIIMI MAE expects to refinance a significant portion of its short-term floating-rate debt with longer term fixed rate financing within the next few months allowing CRIIMI MAE to better match the maturities of its assets and liabilities and to obtain a fixed interest rate on that portion of its debt. The longer term financing is expected to be in the form of collateralized mortgage obligations.

Repurchase Agreements-Mortgages and Revolving Credit Facility
-------------------------------------------------------------
     Prior to the financings described above, CRIIMI MAE financed the purchase of FHA-Insured Loans and GNMA Mortgage-Backed Securities through the use of two separate master repurchase facilities with two separate lenders and a revolving credit facility.  The master repurchase facility with one lender and the


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

revolving credit facility were both terminated upon the completion of the 1995 refinancings described above. On April 1, 1996, a commitment of $300 million, available under another master repurchase facility, expired in accordance with its terms. In May 1996, CRIIMI MAE renewed this facility in an amount up to $100 million ($20 million committed and $80 million uncommitted) for a period of three years. Any borrowings under this facility will be secured by FHA-Insured
Loans or GNMA Mortgage-Backed Securities, and will bear interest at CRIIMI MAE's choice of one, three- or six-month LIBOR, plus a spread of 0.75% or 0.50%, depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral.

Bank Term Loans
---------------
     CRIIMI MAE has two reducing term loans (Bank Term Loans) with a lender.  As of September 30, 1996 and December 31, 1995, Bank Term Loan I was secured by the value of 2,447,500 and 6,950,000 CRI Liquidating shares owned by CRIIMI MAE, respectively, based on a requirement that collateral valued at 125% and 175% of the outstanding balance, respectively, secure the loan.  Interest is based on
CRIIMI MAE's choice of one, two or three-month LIBOR.  Bank Term Loan I requires a quarterly principal payment based on the greater of (i) the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing Bank Term Loan I or (ii) the amount necessary to bring Bank Term Loan I to its scheduled outstanding balance at the end of such quarter.  Any remaining amounts outstanding are due by April 1, 1997.

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

Working Capital Lines of Credit
-------------------------------
     In February 1995, CRIIMI MAE executed a $10 million working capital line of credit with a lender, which was terminated in June 1996.  Outstanding borrowings under the line of credit were secured by shares of CRI Liquidating valued at approximately 125% of any outstanding borrowings.

     In June 1996, CRIIMI MAE entered into a $15 million working capital line of credit with a termination date of April 30, 1997. Outstanding borrowings under this line of credit are secured by shares of CRI Liquidating valued at 125% of any outstanding borrowings and bear interest at CRIIMI MAE's choice of one, two, or three- month LIBOR, plus a spread of .65%. No amounts were outstanding under the line of credit as of September 30, 1996.

Loan Origination Program Agreement
----------------------------------
     In July of 1996, CRIIMI MAE entered into a $200 million mortgage loan origination program agreement with a major financial institution (the Program).
The Program is designed to create a pool of multifamily and commercial mortgage loans, either through origination or acquisition, for the purpose of issuing commercial mortgage-backed securities.  The financial institution will fund all mortgage loans under the Program, and, as collateral therefor, CRIIMI MAE will be required to deposit in a reserve account with this institution in connection with the funding of each mortgagee loan, an amount determined pursuant to the
Program.  Additionally, a subsidiary of CRIIMI MAE will service the mortgage


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

loans, and CRIIMI MAE will facilitate any securitization of the loans. In such securitization, CRIIMI MAE anticipates retaining both the subordinated bond tranches backed by these pools; the senior bonds would be placed with other investors. As of September 30, 1996, no loans have been originated or acquired through this Program.

Other Debt Related Information
------------------------------
     In January 1996, CRIIMI MAE's management adopted and the Board of Directors approved a change in CRIIMI MAE's investment policy requiring, among other things: (1) A maximum overall debt-to-equity ratio of 5.0 to 1.0, (2) maximum debt-to-equity ratios for specific asset types based on management's perceived risk of those investments and the related funding, and (3) interest rate hedge agreements in a notional amount of at least 75% of the outstanding floating-rate debt.  This policy enables CRIIMI MAE to continue to utilize leverage in taking advantage of investment opportunities while directing and monitoring how CRIIMI
MAE funds these investments.

     As previously stated, changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 78% of CRIIMI MAE's current consolidated debt. Fluctuations in interest rates will continue to impact the value on that portion of CRIIMI
MAE's investments which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place. The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying asset. In certain circumstances, including, among other things, increases in interest rates, changes in market spreads, or decreases in credit quality of the underlying asset, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. From time to time, CRIIMI MAE has been required to fund such additional collateral needs. In each instance and currently, CRIIMI MAE has had adequate unencumbered assets to meet its operating, investing and financing requirements and management continually monitors the levels of unencumbered collateral.

     CRIIMI MAE's ability to extend or refinance debt facilities upon maturity will depend on a number of variables including, among other things, CRIIMI MAE's financial condition and its current and projected results from operations which are impacted by a number of variables, including changes in interest rates. As previously discussed, in March 1996, CRIIMI MAE entered into a three-year master repurchase agreement to finance investments in Subordinated CMBS. Management intends to utilize this facility to replace a portion of existing floating-rate debt on Subordinated CMBS which is scheduled to mature over the next 12 months and/or to finance additional investments in lower rated Subordinated CMBS.
Additionally, management intends to refinance a significant portion of its short-term, floating-rate debt with longer-term, fixed-rate financing within the next few months. The longer-term financing is expected to be in the form of collateralized mortgage obligations. Management continuously monitors CRIIMI
MAE's overall financing and hedging strategy in an effort to ensure that CRIIMI
MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

     For the nine months ended September 30, 1996, the weighted average cost of borrowing on all of CRIIMI MAE's borrowings, including amortization of discounts and deferred financing fees of approximately $2.1 million was approximately
7.4%. As of September 30, 1996, CRIIMI MAE's debt-to-equity ratio was approximately 2.3 to 1.0. Under certain of CRIIMI MAE's existing debt


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0.

11.  Interest Rate Hedge Agreements

     CRIIMI MAE has entered into interest rate hedging agreements to partially limit the adverse effects of rising interest rates on its floating-rate borrowings. Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. The following hedge agreements were in place at September 30, 1996:


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Interest Rate Hedge Agreements - Continued



  Notional
  Amount                       Effective Date        Maturity Date(b)      Cap          Index
------------                --------------------    -----------------     ------        -------
$ 50,000,000                June 25, 1993           June 25, 1998         6.5000%       3M LIBOR
  50,000,000                July 20, 1993           July 20, 1998         6.2500%       3M LIBOR
  35,000,000                February 2, 1994        February 2, 1999      6.1250%       1M LIBOR
  50,000,000                March 25, 1994          March 25, 1998        6.5000%       3M LIBOR
  50,000,000                August 27, 1993         August 27, 1997       6.1250%       3M LIBOR
------------
$235,000,000(a)
============

(a) CRIIMI MAE's designated interest rate hedge agreements hedge CRIIMI MAE's floating-rate borrowing costs.  As of September 30,
    1996, total borrowings of approximately $172.1 million are hedged by the interest rate hedge agreements.
(b) The weighted average remaining term for these interest rate cap agreements is approximately 1.61 years.

    In addition to the above interest rate cap agreements which are treated as hedges against rising interest rates, CRIIMI MAE holds the following additional interest rate caps:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Interest Rate Hedge Agreements - Continued


  Notional
  Amount                       Effective Date        Maturity Date         Cap          Index
------------                --------------------    -----------------     ------        -------
$ 50,000,000                November 10, 1993       November 10, 1997     6.0000%       3M LIBOR
  50,000,000                August 10, 1993         August 11, 1997       6.0000%       3M LIBOR
     937,500(a)             March 31, 1993          December 31, 1996     10.500%       3M LIBOR
------------
$100,937,500(b)
============

(a) The notional amount of this hedge amortizes based on the expected pay down schedule of Bank Term Loan I.
(b) Due to the refinancings completed during 1995, these interest rate cap agreements are, as of September 30, 1996, no longer needed to hedge interest rate changes.  These agreements are accounted for at fair value.  Management expects to hold these caps and continue to account for them at fair value until their expiration dates, or until such time as they are needed to hedge against increases in interest rates on additional floating-rate debt.

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

12.  Litigation

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

     The defendants filed a motion to dismiss and on December 18, 1995, the case was dismissed with leave to refile within 30 days of receipt of a transcript of the order. The plaintiff refiled a complaint in February 1996. The revised complaint is a class-action suit, alleging breach of fiduciary duty by the directors and solicitation by a misleading proxy statement in connection with the Merger. In October of 1996, defendants' motions to dismiss were denied, and the litigation will thus continue. Management believes the suit is without merit and does not expect the case to have a material adverse financial impact on CRIIMI MAE.

13.  Subsequent Events

     In October of 1996, CRIIMI MAE invested an additional $104 million in Subordinated CMBS issued by Nomura Asset Securitization Corporation, 1996 D3

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  Subsequent Event - Continued

($69.7 million) and Lehman Brothers Commercial Mortgage Conduit Trust 1996 C-2 ($33.8 million) using in aggregate, approximately $32 million from equity proceeds and the balance from financing provided by repurchase agreements. CRIIMI MAE expects to invest an additional $105 million in Subordinated CMBS by the end of 1996.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Introduction and Business Strategy
----------------------------------

Introduction
------------
     CRIIMI MAE Inc.'s (CRIIMI MAE) Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in CRIIMI MAE's reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

General
-------
     CRIIMI MAE, a full service commercial mortgage company structured as a self-administered real estate investment trust (REIT), uses a combination of debt and equity to invest in government insured and guaranteed mortgages secured by multifamily housing complexes located throughout the United States (Government Insured Multifamily Mortgages) and in uninsured mortgage and mortgage-related investments backed by multifamily and other commercial mortgages, such as higher yielding, higher risk, subordinated ownership interests in bonds issued in commercial loan securitizations (Subordinated
CMBS). In making investments in Subordinated CMBS, CRIIMI MAE and its affiliates utilize their extensive knowledge of multifamily and commercial real estate to perform due diligence on the underlying collateral. CRIIMI MAE will generally acquire mortgage assets of this type only when such mortgage assets are collateralized by first mortgage loans, CRIIMI MAE can monitor the performance of the underlying mortgage loans, and when CRIIMI MAE has appropriate foreclosure/modification rights with respect to the mortgage loans. CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's stock.

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

     Since the Merger, through one of its affiliates, CRIIMI MAE Services Limited Partnership (the Services Partnership), CRIIMI MAE has increased its mortgage advisory and servicing activities in conjunction with its purchases of Subordinated CMBS by acquiring servicing rights for the mortgage loans collateralizing these investments. These servicing rights allow CRIIMI MAE to proactively monitor the performance of its investments in Subordinated CMBS and the underlying assets and provide CRIIMI MAE with appropriate foreclosure/modification rights with respect to the underlying mortgage loans. As of September 30, 1996, the Services Partnership provided a variety of servicing functions on a mortgage portfolio of approximately $4 billion. CRIIMI MAE expects to increase its servicing portfolio by approximately $1.2 billion by November 1, 1996 in conjunction with its purchases of additional Subordinated CMBS in October of 1996.

     During the second half of 1995, CRIIMI MAE refinanced (through three separate transactions) a significant portion of its floating-rate debt with match-funded, fixed-rate debt that resulted in a better matching of the maturities of the assets financed and the related liabilities and largely reduced the impact of short-term interest rate fluctuations on earnings. In

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

addition to reducing floating-rate debt, the refinancings provided CRIIMI MAE with additional net proceeds of approximately $80 million which were used primarily for investments in Subordinated CMBS. As of September 30, 1996, approximately 78% of CRIIMI MAE's total consolidated debt had long-term, fixed-rates and 22% had short-term, floating rates. The floating-rate debt is currently hedged with interest rate caps. As discussed further below, CRIIMI MAE intends to refinance a significant portion of its short-term, floating-rate debt with longer-term, fixed rate financing within the next few months.

Change in Investment Policy
---------------------------
     To help CRIIMI MAE increase its income and stabilize earnings, and to allow it to take advantage of current opportunities, particularly with respect to uninsured mortgage and mortgage-related investments, the Board of Directors adopted a new investment policy in January 1996. This policy is designed to monitor and direct how CRIIMI MAE funds its investments in order to try to minimize the risk of loss by evaluating the perceived levels of risk associated with various investment types. The policy is also designed to broaden the types of mortgage investment opportunities available to CRIIMI MAE.

     The policy states that CRIIMI MAE may invest in government insured or uninsured assets backed by multifamily and other commercial mortgages. However, the majority of mortgage investments must remain, on an overall basis, in mortgages and mortgage-related assets backed by multifamily housing.

     Specific investment limitations include:

     o    CRIIMI MAE's overall debt-to-equity ratio may not exceed 5.0 to 1.0.

     o    Certain specific asset types will have maximum debt-to-equity ratios.

     o    At least 75% of CRIIMI MAE's floating-rate debt must be hedged.

     As of September 30, 1996, CRIIMI MAE's overall debt-to-equity ratio was approximately 2.3 to 1.0 and all of its floating rate debt was hedged. Total assets approximated $1.15 billion, 78% of which was invested in mortgages and mortgage-related assets backed by multifamily housing.

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

     Specific strategies for 1996 are summarized below:

     o Raise additional equity capital, and invest the proceeds primarily in uninsured mortgage assets, including Subordinated CMBS. As discussed in Note 9 of the notes to the consolidated financial statements, during the third quarter of 1996, CRIIMI MAE completed two public offerings of convertible preferred stock, resulting in aggregate net equity proceeds of approximately $65 million. CRIIMI MAE has used or committed to use these net proceeds to acquire Subordinated CMBS as follows. In October of 1996, CRIIMI MAE invested an additional $104 million in Subordinated CMBS issued by Nomura Asset Securitization Corporation, 1996 D3 ($69.7 million) and Lehman Brothers Commercial Mortgage Conduit Trust 1996 C-2 ($33.8 million) using in aggregate, approximately $32 million from equity proceeds and the balance from financing provided by repurchase agreements. CRIIMI MAE expects to invest an additional $105 million in Subordinated CMBS by the end of 1996. Pending investment in Subordinated CMBS, the net proceeds were used to paydown approximately $52.8 million in floating-rate, short-term financing on a temporary basis, and the balance of the net proceeds was invested in short-term, interest bearing accounts.

     o Begin originating uninsured multifamily and commercial mortgages. In July of 1996, CRIIMI MAE entered into a $200 million mortgage loan origination program agreement with a major financial institution (the Program). The Program is designed to create a pool of multifamily and commercial mortgage loans, either through origination or acquisition, for the purpose of issuing commercial mortgage-backed securities. The financial institution will fund all mortgage loans under the Program, and, as collateral therefor, CRIIMI MAE will be required to deposit in a reserve account with this institution in connection with the funding of each mortgagee loan, an amount determined pursuant to the Program. Additionally, a subsidiary of CRIIMI MAE will service the mortgage loans, and CRIIMI MAE will facilitate any securitization of the loans. In such securitization, CRIIMI MAE anticipates retaining both the subordinated bond tranches backed by these pools; the senior bonds would be placed with other investors. As of September 30, 1996, no loans have been originated or acquired through this Program.

     o Build CRIIMI MAE's servicing business as it originates, acquires, and securitizes assets. As discussed above, the Services Partnership's mortgage servicing portfolio is expected to approximate $5.2 billion as of November 1996, which compares to a total of $1.3 billion as of November 1, 1995.

     o Continue to explore alternatives to replace short-term, floating-rate debt with longer-term financing. As discussed in Note 10 of the notes to the consolidated financial statements, in March 1996, to provide CRIIMI MAE with additional financial flexibility, CRIIMI MAE entered into a three-year master repurchase agreement which will be used to replace a portion of existing floating-rate debt on Subordinated CMBS which is scheduled to mature in the next 12 months and/or to finance additional investments in lower rated Subordinated CMBS.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

          Additionally, as discussed below, CRIIMI MAE intends to refinance a significant portion of its short-term, floating-rate debt with longer-term, fixed-rate financing within the next few months, allowing CRIIMI MAE to better match the maturities of its assets and liabilities and to obtain a fixed interest rate on that portion of its debt. The longer term financing is expected to be in the form of collateralized mortgage obligations.

     CRIIMI MAE's management believes that continued growth in income from uninsured mortgage and mortgage-related assets, such as Subordinated CMBS, net of related interest expense, as well as growth from its other lines of business
- mortgage origination and mortgage servicing - will increase the recurring tax basis income and financial statement net income even though the contribution of its subsidiary, CRI Liquidating REIT, Inc. (CRI Liquidating) (as discussed further below) will terminate after 1997 in accordance with CRI Liquidating's business plan. This anticipated growth in income is based on CRIIMI MAE's business strategies, as previously discussed. As future events may alter these assumptions, no assurance can be given that the business plan results will be achieved.

Results of Operations
---------------------
1996 versus 1995
----------------
     Tax Basis Income
     ----------------
     CRIIMI MAE earned approximately $6.4 million in tax basis income available to common shares for the three months ended September 30, 1996, a 10% increase from approximately $5.8 million for the corresponding period in 1995. CRIIMI MAE earned approximately $28.8 million in tax basis income available to common shares for the nine months ended September 30, 1996, a 50% increase from approximately $19.1 million for the corresponding period in 1995. On a per share basis, tax basis income for the three months ended September 30, 1996 increased to $0.21 per weighted average primary share from $0.19 per weighted average primary share for the corresponding period in 1995. On a per share basis, primary tax basis income for the nine months ended September 30, 1996 increased to $0.94 per weighted average primary share from $0.69 per weighted average primary share for the corresponding period in 1995. Ordinary income increased from approximately $5.6 million for the three months ended September 30, 1995 to approximately $6.3 million (net of preferred dividends) for the corresponding period in 1996, resulting in a 17% increase on a per share basis to $0.21 per weighted average primary share for the three months ended September 30, 1996 from $0.18 for the corresponding period in 1995. For the nine months ended September 30, 1996, ordinary income available to common shares increased on a per share basis to $0.66 per weighted average primary share for the nine months ended September 30, 1996 from $0.48 for the corresponding period in 1995. Net capital gains increased on a per share basis, from $0.21 per weighted average primary share for the nine months ended September 30, 1995 to $0.28 per weighted average primary share for the corresponding period in 1996. Net capital gains were insignificant during the three months ended September 30, 1996 and 1995.

     The primary factors resulting in the increase in tax basis income were as
follows:   Recurring income increased during the three and nine months ended
September 30, 1996 as compared to 1995 principally as a result of growth in CRIIMI MAE's commercial mortgage operations, particularly additional investments in Subordinated CMBS made during 1995 and 1996. Partially offsetting these increases in tax basis income was an increase in interest expense as a result of additional amounts borrowed under debt facilities to acquire Subordinated CMBS, as well as the higher interest rate on the long-term, fixed-rate debt. Annual

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

and incentive fees paid to CRIIMI MAE's former Adviser decreased as a result of the termination of the CRIIMI MAE advisory agreement in connection with the Merger. The decrease in CRIIMI MAE's annual and incentive fees was offset by an increase in general and administrative expenses as a result of the Merger and CRIIMI MAE's growth during 1995 and 1996. The non-cash purchase accounting amortization expense described below does not impact tax basis income. The increase in net capital gains during the nine months ended September 30, 1996 as compared to 1995 resulted from the disposition of a portion of CRI Liquidating's mortgage assets which was made in this year's lower long-term interest rate environment, as discussed further below.

     Financial Statement Net Income
     ------------------------------
     Net income available to common shares for financial statement purposes was approximately $6.5 million for the three months ended September 30, 1996, as compared to approximately $3.2 million for the corresponding period in 1995.
Net income for financial statement purposes was approximately $24.4 million for the nine months ended September 30, 1996, as compared to approximately $12.8 million for the corresponding period in 1995. On a primary earnings per share basis, financial statement net income for the three months ended September 30, 1996 increased to $0.16 per weighted average common share from $0.11 per weighted average common share for the corresponding period in 1995. On a primary earnings per share basis, financial statement net income for the nine months ended September 30, 1996 increased to $0.74 per weighted average common share from $0.46 per weighted average common share for the corresponding period in 1995. Net income for financial statement purposes increased primarily for the same reasons as tax basis income: Greater recurring earnings during the three and nine months ended September 30, 1996 as compared to 1995 principally resulting from additional investments in Subordinated CMBS during 1995 and 1996, net of related interest expense. In addition, there were higher net capital gains during the nine months ended September 30, 1996 as compared to 1995 primarily resulting from the disposition of a portion of CRI Liquidating's assets, which was made in this year's lower long-term interest rate environment. Partially offsetting these increases to net income, but not affecting tax basis income, was the non-cash amortization of assets acquired in the Merger, along with the adjustment to hedges for valuation and sales. Those items contributing to the change in financial statement net income are discussed below.

Mortgage Investment Income
--------------------------
     Mortgage investment income decreased by approximately $2.4 million or 15% to $14 million for the three months ended September 30, 1996 from $16.5 million for the corresponding period in 1995. Mortgage investment income decreased by approximately $6.7 million or 13% to $43.1 million for the nine months ended September 30, 1996 from $49.8 million for the corresponding period in 1995. These decreases were principally due to the disposition of a portion of CRI Liquidating's mortgage investments in 1995 and 1996. Also contributing to the decrease in mortgage investment income was the prepayment of nine mortgages held by CRIIMI MAE and its wholly owned subsidiaries (aggregating approximately $45 million) during the nine months ended September 30, 1996. These prepayments resulted in net losses of approximately $424,000 which are included in losses on mortgage dispositions on the accompanying consolidated statement of income.

     On a consolidated basis, as of September 30, 1996 and December 31, 1995, CRIIMI MAE or its subsidiaries owned, directly or indirectly, 170 and 190 Government Insured Multifamily Mortgages and construction loans, respectively. As of September 30, 1996, these investments had a weighted average net effective interest rate of approximately 8.05%, a weighted average remaining term of approximately 31 years and an aggregate fair value of approximately $692 million. These amounts compare to a weighted average net effective interest

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

rate of approximately 8.26%, a weighted average remaining term of approximately 31 years and an aggregate fair value of approximately $818 million as of December 31, 1995. As of September 30, 1996, CRIIMI MAE had committed approximately $640,000 for advances on insured construction loans.

     While CRIIMI MAE and its financing subsidiaries do not intend to sell any of their mortgage investments, CRI Liquidating's business plan calls for an orderly liquidation of its portfolio by the end of 1997. In accordance with CRI Liquidating's business plan, in January 1996, 11 mortgages were disposed of generating net proceeds of approximately $57 million, representing approximately 52% of the December 31, 1995 tax basis portfolio balance. The remaining portfolio is expected to be disposed of through sales during 1997.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

Income from Investments in Subordinated CMBS
--------------------------------------------
     Income from investments in Subordinated CMBS increased by approximately $7.1 million to $9.9 million for the three months ended September 30, 1996 from $2.8 million for the corresponding period in 1995. Income from investments in Subordinated CMBS increased by approximately $21.7 million to $27.9 million for the nine months ended September 30, 1996 from $6.2 million for the corresponding period in 1995. These increases were a result of the acquisition of Subordinated CMBS at purchase prices aggregating approximately $297 million during 1995 and 1996.

     In January 1996, CRIIMI MAE's Board of Directors authorized CRIIMI MAE to invest in other mortgage investments which are not federally insured or guaranteed provided that specific funding requirements are met based on management's perceived level of risk of the investment. CRIIMI MAE has reviewed opportunities for investment in other real estate assets which complement CRIIMI MAE's existing holdings and in the current investment climate, CRIIMI MAE's management believes that investments in uninsured mortgages and mortgage-related investments, such as higher yielding, higher risk Subordinated CMBS, represent attractive investment opportunities and, as such, are expected to represent a significant component of CRIIMI MAE's new business activity for the foreseeable future.

     Based on the timing and amount of future credit losses and prepayments estimated by management, the anticipated unleveraged yield over the expected weighted average life for the investments in Subordinated CMBS, as of September 30, 1996, is approximately 12%. The accounting treatment required under generally accepted accounting principles requires that the income from investments in Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these investments. This currently results in income which is lower for financial statement purposes than for tax purposes. The leveraged tax basis return on the Subordinated CMBS is expected to approximate 23% for 1996. This return was determined based on cash basis interest income, no defaults or unrecoverable losses, net of interest expense attributable to the financing of the rated tranches at current interest rates and borrowing amounts and adjusted for amortization of original issue discount related to the Subordinated CMBS. CRIIMI MAE anticipates the leveraged return on these investments for financial statement purposes will approximate 21% over the life of the Subordinated CMBS. This return was determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses, net of interest expense attributable to the financing of the rated tranches at current interest rates and borrowing amounts.

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

Equity in Earnings from Investments
-----------------------------------
     Equity in earnings from investments increased by approximately $430,000 or 22% to $2.4 million for the nine months ended September 30, 1996 as compared to $2.0 million for the corresponding period in 1995. The increase was primarily due to increases in earnings from the Services Partnership and CRIIMI MAE Services, Inc. as a result of additional revenue streams acquired in the Merger as well as servicing fees earned in connection with additional investments in Subordinated CMBS. These increases were partially offset by decreases in earnings from the AIM funds due to fewer mortgage dispositions. Changes in equity in earnings from investments were insignificant for the three months ended September 30, 1996 as compared to the same period in 1995.

Other Investment Income
-----------------------
     Other investment income increased by approximately $254,000 or 81% to $570,000 for the three months ended September 30, 1996 as compared to approximately $316,000 for the corresponding period in 1995. Other investment income increased by approximately $1.0 million or 73% to $2.3 million for the nine months ended September 30, 1996 as compared to approximately $1.3 million for the corresponding period in 1995. These increases were primarily attributable to income earned on the short term investment of mortgage disposition proceeds received pending the reinvestment in Subordinated CMBS and/or distribution to shareholders. Also contributing to these increases was the recognition of interest income on the note receivable from CRI which was acquired by CRIIMI MAE in connection with the Merger.

Interest Expense
----------------
     Interest expense increased by approximately $3.2 million or 26% to $15.2 million for the three months ended September 30, 1996 from $12.0 million for the corresponding period in 1995. Interest expense increased by approximately $10.5 million or 29% to $46.6 million for the nine months ended September 30, 1996 as compared to $36.1 million for the corresponding period in 1995. These increases were principally a result of additional amounts borrowed in connection with the acquisition of Subordinated CMBS during 1995 and 1996 and the higher rate on the longer-term, fixed-rate financings completed in the fourth quarter of 1995. Partially offsetting these increases was a reduction in interest expense as a result of the expiration of CRIIMI MAE's interest rate collars during 1995, coupled with the temporary paydown during August 1996 of $52.8 million of repurchase agreements.

General and Administrative Expenses
-----------------------------------
     General and administrative expenses increased by approximately $600,000 or 44% to $2.1 million for the three months ended September 30, 1996 as compared to $1.5 million for the corresponding period in 1995. General and administrative

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

expenses increased by approximately $1.7 million or 46% to $5.4 million for the nine months ended September 30, 1996 as compared to $3.7 million for the corresponding period in 1995. These increases were primarily due to increases in payroll and related costs, rent, professional fees and other operating expenses as a result of the Merger and the increasing size of CRIIMI MAE's operations.

Fees to Related Party
---------------------
     Total fees to related party are comprised of annual fees and incentive fees paid to CRIIMI MAE's former advisor, CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser). From inception through June 30, 1995, the Adviser received certain fees for managing CRIIMI MAE's portfolio. In connection with the Merger, effective June 30, 1995, CRIIMI MAE was no longer required to pay any fees to the Adviser. The Adviser continues to receive fees for managing CRI Liquidating's portfolio.

     Total fees to related party decreased by approximately $25,000 or 26% to $71,000 for the three months ended September 30, 1996 from $96,000 for the corresponding period in 1995. Total fees to related party decreased by approximately $1.5 million or 83% to $300,000 for the nine months ended September 30, 1996 as compared to $1.8 million for the corresponding period in 1995. These decreases were primarily the result of the termination of CRIIMI MAE's advisory agreement in connection with the Merger. Contributing to the decrease in fees to related party was a reduction in the annual fees payable by CRI Liquidating resulting from its reduced asset base during 1995 and 1996. Partially offsetting the decrease in the annual fee was the payment by CRI Liquidating in 1996 of approximately $87,000 of deferred annual fees related to the last three quarters of 1995 as a result of achieving certain specified performance goals.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

Amortization of Assets Acquired in the Merger
---------------------------------------------
     In connection with the Merger, CRIIMI MAE acquired certain assets, $28.9 million of which are being amortized using the straight line method over 10 years beginning June 30, 1995. Since the Merger was accounted for under the purchase method of accounting, which resulted in recording the purchased assets at fair value, there are significant non-cash amortization expenses related to these assets. As a result, amortization of assets acquired in the Merger was approximately $719,000 and $2.2 million, during the three and nine months ended September 30, 1996, respectively, as compared to $716,000 for the three and nine months ended September 30, 1995.

Adjustment to hedges for Valuation and Sales
--------------------------------------------
     Adjustments to hedges for valuation and sales decreased both for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to the following reasons. During the third quarter of 1995, in connection with the refinancings during late 1995, CRIIMI MAE sold two interest rate cap agreements resulting in the recognition of a one-time loss of approximately $833,000. Additionally, certain interest rate hedge agreements no longer qualified for hedge accounting, and were accounted for at fair value, which resulted in a charge to income of approximately $787,000. Additionally, during the third quarter of 1995, CRIIMI MAE terminated the Revolving Credit Facility and recognized a one-time charge to income of approximately $325,000, representing the unamortized costs incurred in connection with the establishment of this facility. Thus, a total adjustment to hedges for valuation and sales of approximately $1.9 million was recognized for the three and nine months ended September 30, 1995. This amount compares to the recognition of a charge to income for hedge adjustments to fair value of $164,000 and $34,000, respectively, for the three and nine months ended September 30, 1996.

Gains/Losses on Mortgage Dispositions
-------------------------------------
     Net losses on mortgage dispositions increased to a net loss of approximately $120,000 for the three months ended September 30, 1996 as compared to a net loss of approximately $9,000 for the corresponding period in 1995. Net gains on mortgage dispositions increased by approximately $7.6 million or 470% to $9.3 million for the nine months ended September 30, 1996 as compared to $1.6 million for the corresponding period in 1995. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. The proceeds realized from the disposition of a mortgage investment are based on the net coupon rates of the specific mortgage investments disposed of in relation to prevailing long-term interest rates at the date of disposition. During the nine months ended September 30, 1996, 11 CRI Liquidating mortgage investments, with a weighted average net coupon rate of approximately 8.2%, were disposed of resulting in financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million. This compares to the disposition of 22 CRI Liquidating mortgage investments during the corresponding period in 1995, that generated net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million. These increases were partially offset by nine prepayments of mortgage investments held by CRIIMI MAE and its subsidiaries during the nine months ended September 30, 1996, which resulted in financial statement net losses of approximately $424,000 and tax basis net losses of approximately $120,000 as compared to the disposition of four CRIIMI MAE mortgages during the corresponding period in 1995 resulting in financial statement gains of approximately $55,000 and tax basis gains of approximately $95,000.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

Cash Flow
---------
1996 versus 1995
----------------
     Net cash provided by operating activities increased for the nine months ended September 30, 1996 as compared to the corresponding period in 1995 primarily due to the increase in net income, as previously discussed. Partially offsetting the increase to net cash provided by operating activities was an increase in receivables of $7.2 million related to prepayment proceeds due on a mortgage loan, net of a $2.2 million receipt of assignment proceeds during the first quarter of 1996.

     Net cash provided by investing activities increased for the nine months ended September 30, 1996 as compared to the corresponding period in 1995 primarily as a result of an increase in net proceeds from mortgage dispositions, an increase in principal payments collected, and a decrease in the purchase of Subordinated CMBS due to the timing of additional investments in CMBS.

     Net cash used in financing activities increased for the nine months ended September 30, 1996 as compared to the corresponding period in 1995 primarily due to the following: (1) lower proceeds from debt issuances resulting from fewer purchases of Subordinated CMBS during this period, (2) lower principal payments on debt obligations resulting from the late 1995 refinancing of a significant portion of CRIIMI MAE's floating-rate debt, and (3) increased dividends paid in the first three quarters of 1996 as compared to 1995. These items were partially offset by increases in proceeds from stock offerings, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Financial Flexibility
--------------------
     CRIIMI MAE uses proceeds from long-term, fixed-rate debt refinancings, repurchase agreements, other borrowings, a working capital line of credit, return of capital from its investment in CRI Liquidating and issuances of stock to meet its capital requirements. As previously discussed, CRIIMI MAE substantially reduced the impact of changing interest rates on its financial results through three separate refinancings during the second half of 1995. Changes in interest rates will have no impact on the cost of funds or the collateral requirements for approximately 78% of the debt outstanding as of September 30, 1996. Fluctuations in interest rates will continue to impact the value on that portion of CRIIMI MAE's investments which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining floating-rate debt. When these cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any remaining floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. However, as previously discussed, CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged. CRIIMI MAE's ability to extend or refinance debt facilities upon maturity will depend on a number of variables including, among other things, CRIIMI MAE's financial condition and its current and projected results from operations which are impacted by a number of variables, including changes in interest rates. As previously discussed, in March 1996, CRIIMI MAE entered into a three-year master repurchase agreement to finance investments in Subordinated CMBS. Management intends to utilize this facility to replace a portion of existing floating-rate debt on Subordinated CMBS which is scheduled to mature over the next 12 months and/or to finance additional

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

investments in lower rated Subordinated CMBS. Additionally, management intends to refinance a significant portion of CRIIMI MAE's floating-rate debt with longer-term, fixed-rate financing by the end of 1996, allowing CRIIMI MAE to better match the maturities of its assets and liabilities and to obtain a fixed interest rate on that portion of its debt.

     The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit quality of the underlying asset. In certain circumstances, including, among other things, increases in interest rates, changes in market spreads, or decreases in credit quality of the underlying asset, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. From time to time, CRIIMI MAE has been required to fund such additional collateral needs. In each instance and currently, CRIIMI MAE has had adequate unencumbered assets to meet its operating, investing and financing requirements, and management continually monitors the levels of unencumbered collateral. Under certain existing debt facilities, CRIIMI MAE's debt-to-equity ratio may not exceed 5.0 to 1.0. As previously mentioned, as of September 30, 1996, CRIIMI MAE's debt-to-equity ratio was 2.3 to 1 and, therefore, CRIIMI MAE was in compliance with this and other contractual requirements. Management continuously monitors CRIIMI MAE's overall financing and hedging strategy in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

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

Dividends
---------
     CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's stock. Tax basis income, as well as net income and recurring earnings, increased for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 and, as a result, dividends for the first three quarters of 1996 increased. Specifically, dividends paid on common shares totaled $0.90 per share for the nine months ended September 30, 1996 as compared to $0.685 for the corresponding period in 1995. As discussed in the Note 9, in the third quarter of 1996 CRIIMI MAE issued two series of convertible preferred stock. Dividends paid on these preferred shares totaled $1.7 million for the three months ended September 30, 1996.

     Although the mortgage investments held by CRIIMI MAE and its subsidiaries yield a fixed monthly mortgage payment once purchased, the cash dividends paid by CRIIMI MAE and by its subsidiaries may vary during each period due to several factors. The factors which impact CRIIMI MAE's dividend include (i) the distributions which CRIIMI MAE receives on its CRI Liquidating shares, (ii) the level of income earned on CRIIMI MAE's or its subsidiaries' mortgage investments depending on prepayments, defaults, etc., (iii) the level of income earned on uninsured mortgage investments, such as Subordinated CMBS which varies depending on prepayments, defaults, etc. (iv) the fluctuating yields on short-term debt

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate at which dividends on its Cumulative Convertible Preferred Stock are based,
(v) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends, (vi) the yield at which principal from scheduled monthly mortgage payments, mortgage dispositions and distributions from the AIM Funds and from CRI Liquidating can be reinvested, (vii) variations in the cash flow received from the AIM Funds, (viii) changes in operating expenses, and (ix) dividends paid on preferred shares. CRIIMI MAE's dividends will also be impacted by the timing and amounts of cash flows attributable to its new lines of business - mortgage servicing, advisory and origination services.

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

     CRIIMI MAE intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940 (the "Investment Company Act"). The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (Qualifying Interests). Under current interpretation by the staff of the Securities and Exchange Commission (SEC), in order to qualify for this exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests. Therefore, the type and amount of assets CRIIMI MAE may acquire may be limited by the Investment Company Act. In addition to investing in Government Insured Multifamily Mortgages, CRIIMI MAE also invests in Subordinated CMBS and other mortgage assets. In making investments in any mortgage assets, including Subordinated CMBS, CRIIMI MAE draws upon its mortgage servicing, advisory and underwriting departments to perform due diligence on such mortgage assets (including in the case of Subordinated CMBS, the underlying mortgages). As previously discussed, CRIIMI MAE will acquire Subordinated CMBS only when such mortgage assets are collateralized by pools of first mortgage loans, CRIIMI MAE can monitor the performance of the underlying mortgage loans, and when CRIIMI MAE has appropriate foreclosure/modification rights with respect to the underlying mortgage loans. Accordingly, CRIIMI MAE believes that such Subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act and, thus, CRIIMI MAE should not be required to register as an "investment company" under such Act. If the SEC or its staff were to take a different position with respect to whether CRIIMI MAE's Subordinated CMBS constitute Qualifying Interests, CRIIMI MAE could be required to: (i) modify its business plan or (ii) register as an investment company.

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

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

     The defendants filed a motion to dismiss and on December 18, 1995, the case was dismissed with leave to refile within 30 days of receipt of a transcript of the order. The plaintiff refiled a complaint in February 1996. The revised complaint is a class-action suit, alleging breach of fiduciary duty by the directors and solicitation by a misleading proxy statement in connection with the Merger. In October of 1996, defendants' motions to dismiss were denied, and the litigation will thus continue. Management believes the suit is without merit and does not expect the case to have a material adverse financial impact on CRIIMI MAE.

PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

     Reference is made to Note 12 of the notes to the consolidated financial statements of CRIIMI MAE Inc., which is incorporated herein by reference.

PART II.  OTHER INFORMATION
ITEM 2.   CHANGES IN SECURITIES

     Reference is made to Note 9 of the notes to the consolidated financial statements of CRIIMI MAE Inc., which is incorporated herein by reference.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A report on Form 8-K (Item 5), dated July 1, 1996, was filed with the Securities and Exchange Commission on July 1, 1996 with respect to the issuance of Series A Cumulative Convertible Preferred Stock.

     A report on Form 8-K (Item 5), dated August 7, 1996, was filed with the Securities and Exchange Commission on August 9, 1996 with respect to the issuance of Series B Cumulative Convertible Preferred Stock.

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

                                        CRIIMI MAE INC.

                                        /s/ Cynthia O. Azzara
     ---------------                    -----------------------------
     DATE                               Cynthia O. Azzara
                                        Senior Vice President,
                                        Principal Accounting Officer
                                          and Chief Financial Officer