Form 10-K
period 1996-12-31
CRIIMI MAE INC
filed 1997-02-25
CIK 847322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1996
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
Common Stock                       New York Stock Exchange, Inc.
Series B Cumulative Convertible
  Preferred Stock                  New York Stock Exchange, Inc.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 15, 1997, 31,883,468 shares of common stock were outstanding and 2,369,000 shares of Series B Cumulative Convertible Preferred Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------------------------------------

     Form 10-K Parts                     Document
     ----------------                    ---------

     I, II, III and IV         1996 Annual Report to Shareholders
     III                       1997 Notice of Annual Meeting of
                               Shareholders and Proxy Statement

                                 CRIIMI MAE INC.

                         1996 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                         Page
                                                         ----

Item 1.   Business    . . . . . . . . . . . . . . . . .     5
Item 2.   Properties  . . . . . . . . . . . . . . . . .     6
Item 3.   Legal Proceedings . . . . . . . . . . . . . .     6
Item 4.   Submission of Matters to a Vote
            of Security Holders . . . . . . . . . . . .     7

                                     PART II
                                     -------
Item 5.   Market for the Registrant's Common Stock
            and Related Stockholder Matters . . . . . .     7
Item 6.   Selected Financial Data . . . . . . . . . . .     7
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .     7
Item 8.   Financial Statements and Supplementary Data .     7
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . .     7

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers
            of the Registrant . . . . . . . . . . . . .     8
Item 11.  Executive Compensation  . . . . . . . . . . .     8
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .     8
Item 13.  Certain Relationships and Related
            Transactions  . . . . . . . . . . . . . . .     8

                                     PART IV
                                     -------
                                                         Page
                                                         ----

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K . . . . . . . . . . . .     9

Signatures  . . . . . . . . . . . . . . . . . . . . . .    21

Cross Reference Sheet . . . . . . . . . . . . . . . . .    23

Exhibit Index . . . . . . . . . . . . . . . . . . . . .    25

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

Employees
---------
          As of February 19, 1997, CRIIMI MAE had 76 employees.

Forward-Looking Statements
--------------------------
          In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Company with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and net spreads on its portfolio of mortgage assets, the impact of interest rates, costs, and business strategies and plans (including, without limitation, plans to purchase additional Subordinated CMBS and other mortgage assets and plans to expand the servicing and origination of mortgage assets), and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Company, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and net spreads on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans (including, without limitation, plans to purchase additional Subordinated CMBS and other mortgage assets and plans to expand the servicing and origination of mortgage assets). The Company's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to (i) heightened competition, including specifically increased competition for acceptable mortgage asset purchase opportunities with financial institutions, including banks, insurance companies, savings and loan associations, pension funds, and other REITs and investors in real estate and mortgage assets which have investment objectives similar to those of the Company and some of which may have greater financial resources than the Company, (ii) the availability of suitable opportunities for the acquisition, ownership and disposition of mortgage assets, and on yields available from time to time on such mortgage assets, (which, in turn, depend to a large extent on the type of mortgage asset involved, prevailing interest rates, the nature and geographical location of the property, competition and other factors, none of which can be predicted with certainty), (iii) regulatory and litigation matters, (iv) interest rates, (v) imbalances in cash available for distribution caused by an unanticipated level of defaults and/or prepayments on the Company's portfolio of mortgage assets and (vi) trends in the economy which affect confidence and demand for the Company's assets, particularly trends affecting the Company's portfolio of mortgage assets.

ITEM 2.   PROPERTIES

          CRIIMI MAE maintains its corporate offices at 11200 Rockville Pike, Rockville, Maryland. As of February 19, 1997, these offices occupy approximately 37,530 square feet.

ITEM 3.   LEGAL PROCEEDINGS

          Reference is made to Note 14 of the notes to the consolidated financial statements on pages 98 through 99 of the 1996 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to the security holders to be voted on during the fourth quarter of 1996.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS

          (a), (b) and (c) Reference is made to the Selected Consolidated Financial Data on pages 30 through 31 of the 1996 Annual Report to Shareholders, which section is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

          Reference is made to Selected Consolidated Financial Data on pages 28 through 30 of the 1996 Annual Report to Shareholders, which section is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

          Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 32 through 48 of the 1996 Annual Report to Shareholders, which section is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to pages 50 through 53 of the 1996 Annual Report to Shareholders for the consolidated financial statements of CRIIMI MAE, which are incorporated herein by reference. See also Item 14 of this report for information concerning financial statements and financial statement schedules.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a), (b), (c) and (e)

          The information required by Item 10 (a), (b), (c) and (e) with regard to directors and executive officers of the registrant is incorporated herein by reference to CRIIMI MAE's 1997 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Securities and Exchange Commission no later than April 29, 1997.

     (d) There is no family relationship between any of the directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          The information required by Item 10(f) is incorporated herein by reference to Note 14 of the notes to the consolidated financial statements included in the 1996 Annual Report to Shareholders.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION

          The information required by Item 11 is incorporated herein by reference to CRIIMI MAE's 1997 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 29, 1997, and Note 4 of the notes to the consolidated financial statements included in the 1996 Annual Report to Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

          The information required by Item 12 is incorporated herein by reference to CRIIMI MAE's 1997 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 29, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others.

          The information required by Item 13 is incorporated herein by reference to CRIIMI MAE's 1997 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 29, 1997, and Note 4 of the notes to the consolidated financial statements, included in the 1996 Annual Report to Shareholders, which contain a discussion of the amounts, fees and other compensation paid or accrued by CRIIMI MAE to the directors and executive officers and their affiliates.

     (b)  Certain business relationships.

          CRIIMI MAE has no business relationship with entities of which the directors or officers of CRIIMI MAE are officers, directors or equity owners other than as set forth in CRIIMI MAE's 1997 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 29, 1997, which is incorporated herein by reference.

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

     (a)  List of documents filed as part of this report:

          1 and 2.  Financial Statements and Financial Statement Schedules

          The following financial statements are incorporated herein by reference in Item 8 from the indicated pages of the 1996 Annual Report to Shareholders:

                                                                       Page
Description                                                          Number(s)
-----------                                                       --------------
Consolidated Balance Sheets as of December 31,
  1996 and 1995                                                        50

Consolidated Statements of Income for the
  years ended December 31, 1996, 1995 and 1994                         51

Consolidated Statements of Changes in
  Shareholders' Equity for the years ended
  December 31, 1996, 1995 and 1994                                     52

Consolidated Statements of Cash Flows for the
  years ended December 31, 1996, 1995 and 1994                         53

Notes to Consolidated Financial Statements

The report of CRIIMI MAE's independent accountants with respect to the above listed consolidated financial statements appears on page 49 of the 1996 Annual Report to Shareholders.

All other financial statements and financial statement schedules have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

     (a) 3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

          Exhibit No. 3 - Articles of incorporation and bylaws.

               a. Articles of Incorporation of CRIIMI MAE Inc. (Incorporated by reference from Exhibit 3(d) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

               b. Bylaws of CRIIMI MAE Inc. (Incorporated by reference from Exhibit 3(e) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

               c. Agreement and Articles of Merger between CRIIMI MAE Inc. and CRI Insured Mortgage Association, Inc. as filed with the Office of the Secretary of the State of Delaware (Incorporated by reference from Exhibit 3(f) to the Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1993).

               d. Agreement and Articles of Merger between CRIIMI MAE Inc. and CRI Insured Mortgage Association, Inc. as filed with the State Department of Assessment and Taxation for the State of Maryland (Incorporated by reference from Exhibit 3(g) to the Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1993).

               e. Articles of Incorporation of CRIIMI MAE Management, Inc. (Incorporated by reference from Exhibit 3(h) to the Annual Report on Form 10-K for 1995).

               f. Bylaws of CRIIMI MAE Management, Inc. (Incorporated by reference from Exhibit 3(i) to the Annual Report on Form 10-K for 1995).

               g. Articles of Incorporation of CRIIMI MAE Services, Inc. as a Maryland Close Corporation (Incorporated by reference from
                    Exhibit 3(j) to the Annual Report on Form 10-K for 1995).

               h. Bylaws of CRIIMI MAE Services, Inc. (Incorporated by reference from Exhibit 3(k) to the Annual Report on Form 10-K for 1995).

               i. Articles of Incorporation of CRIIMI MAE Financial Corporation (Incorporated by reference from Exhibit 3.1 to the Form S-3 Registration Statement filed with the Securities and Exchange Commission on September 12, 1995).

               j. By-laws of CRIIMI MAE Financial Corporation (Incorporated by reference from Exhibit 3.2 to the Form S-3 Registration Statement Filed with the Securities and Exchange Commission on September 12, 1995).

               k. Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of June 1, 1995 between CRIIMI MAE Management, Inc. and CRIIMI MAE Services, Inc. (Incorporated by reference from Exhibit 3(n) to the Annual Report on Form 10-K for 1995).

               l. Articles of Incorporation of CRIIMI MAE Financial Corporation II (Incorporated by reference from Exhibit 3(q) to the Annual Report on Form 10-K for 1995).

               m. Bylaws of CRIIMI MAE Financial Corporation II (Incorporated by reference from Exhibit 3(r) to the Annual Report on Form 10-K for 1995).

               n. Articles of Incorporation of CRIIMI MAE Financial Corporation III (Incorporated by reference from Exhibit 3(s) to the Annual Report on Form 10-K for 1995).

               o. Bylaws of CRIIMI MAE Financial Corporation III (Incorporated by reference from Exhibit 3(t) to the Annual Report on Form 10-K for 1995).

               p. Certificate of Incorporation of CRIIMI MAE QRS 1, Inc. (filed herewith).

               q.   Bylaws of CRIIMI MAE QRS 1, Inc. (filed herewith).

               r. Certificate of Incorporation of CRIIMI MAE Holdings, Inc. (filed herewith).

               s.   Bylaws of CRIIMI MAE Holdings, Inc. (filed herewith).

               t. Certificate of Limited Partnership of CRIIMI MAE Holdings, L.P. (filed herewith).

               u. Limited Partnership Agreement of CRIIMI MAE Holdings L.P. effective as of December 17, 1996 between CRIIMI MAE Inc., CRIIMI MAE Services Limited Partnership and CRIIMI MAE Holdings, Inc. (filed herewith).

               v. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. designating 150,000 shares of the Corporation's Preferred Stock as "Series A Cumulative Convertible Preferred Stock" (Incorporated by reference from
                    Exhibit 4.1 to the S-3 registration statement filed with the Securities and Exchange Commission on June 26, 1996).

               w. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. designating 3,000,000 shares of the Corporation's Preferred Stock as "Series B Cumulative Convertible Preferred Stock" (Incorporated by reference from
                    Exhibit 4.1 to the S-3 registration statement filed with the Securities and Exchange Commission on August 7, 1996).

          Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

               a. $100,000,000 Amended and Restated Credit Agreement, and the exhibits thereto, dated December 22, 1992, between CRI Insured Mortgage Association, Inc., Signet Bank/Virginia and Westpac Banking Corporation (Incorporated by reference from
                    Exhibit 4(d) to the Annual Report on Form 10-K for 1992).

               b. Amended and Restated Collateral Pledge Agreement, and the exhibits thereto, dated as of December 31, 1991 and amended and restated as of December 29, 1992, between CRI Insured Mortgage Association, Inc. and Chemical Bank (Incorporated by reference from Exhibit 4(e) to the Annual Report on Form 10-K for 1992).

               c. Committed Master Repurchase Agreement between Nomura Securities International, Inc. and CRI Insured Mortgage Association, Inc. dated April 30, 1993 (Incorporated by reference from Exhibit 4(j) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

               d. Committed Master Repurchase Agreement Governing Purchases and Sales of Participation Certificates between Nomura Asset Capital Corporation and CRI Insured Mortgage Association, Inc. dated April 30, 1993 (Incorporated by reference from
                    Exhibit 4(k) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

               e. Committed Master Repurchase Agreement between Nomura Securities International, Inc. and CRIIMI MAE Inc. dated November 30, 1993 (incorporated by reference from Exhibit 4(j) to the Annual Report on Form 10-K for the year ended December 31, 1993).

               f. Committed Master Repurchase Agreement Governing Purchases and Sales of Participation Certificates between Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated November 30, 1993 (incorporated by reference from Exhibit 4(m) to the Annual Report on Form 10-K for the year ended December 31,
                    1993).

               g. Settlement Agreement between Alex J. Meloy, Trustee of the Harry Meloy Family Trust and Alan J. Hunken, Trustee of the Alan J. Hunken Retirement Plan, individually and in their capacities as representatives of certain plaintiff classes in Alex J. Meloy, et al., v. CRI Liquidating REIT, Inc., et al., and (ii) CRI Liquidating REIT, Inc.; CRIIMI MAE Inc.; C.R.I., Inc.; William B. Dockser; Martin C. Schwartzberg, and H. William Willoughby dated September 24, 1993 (incorporated by reference from Exhibit 4(o) to the Annual Report on Form 10-K for the year ended December 31, 1993).

               h. Dividend Reinvestment and Stock Purchase Plan between CRIIMI MAE Inc. and shareholders (incorporated by reference from the registration statement on Form S-3 filed September 22,
                    1994).

               i. Revolving Credit Facility between CRIIMI MAE Inc. and CIBC, Inc. dated February 28, 1994 (Incorporated by reference from
                    Exhibit 4(q) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               j. Amendment Agreement No. 1 to the Revolving Credit Facility among CRIIMI MAE Inc., CIBC, Inc., National Australia Bank Limited, Signet Bank, The Fuji Bank, Bank Hapoalim and Canadian Imperial Bank of Commerce dated June 1, 1994 (Incorporated by reference from Exhibit 4(r) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               k. Amendment Agreement No. 2 to the Revolving Credit Facility among CRIIMI MAE Inc., CIBC, Inc., National Australia Bank Limited, Signet Bank, The Fuji Bank, Bank Hapoalim and Canadian Imperial Bank of Commerce dated December 9, 1994 (Incorporated by reference from Exhibit 4(s) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               l. Amendment to the Committed Master Repurchase Agreement among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated December 12, 1994 (Incorporated by reference from Exhibit 4(u) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               m. Master Collateral Security and Netting Agreement dated as of December 12, 1994 among Nomura Securities International, Inc., Nomura Asset Capital Corporation, and CRIIMI MAE Inc. (Incorporated by reference from Exhibit 4(v) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               n. Amendment to the committed Master Repurchase Agreement among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated January 19, 1995 (Incorporated by reference from Exhibit 4(x) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               o. Letter Agreement among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated as of December 20, 1994 (Incorporated by reference from Exhibit 4(w) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               p. Side letter to the Master Repurchase Agreement dated as of January 27, 1995 between CRIIMI MAE Inc. and German American Capital Corporation (Incorporated by reference from Exhibit 4(ll) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               q. Commitment letter between CRIIMI MAE Inc. and German American Capital Corporation dated January 19, 1995 (Incorporated by reference from Exhibit 4(hh) to the Annual Report on Form 10-K for the year ending December 31, 1994).

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

               y. Fourth Amendment to the $100,000,000 Amended and Restated Credit Agreement dated April 28, 1994 among CRIIMI MAE Inc., Signet Bank and ASLK-CGER Bank (Incorporated by reference from Exhibit 4(dd) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               z. Fifth Amendment to the $100,000,000 Amended and Restated Credit Agreement dated December 9, 1994 among CRIIMI MAE Inc., Signet Bank and ASLK-CGER Bank (Incorporated by reference from Exhibit 4(ee) to the Annual Report on Form 10-K for the year ending December 31, 1994).

               aa. Sixth Amendment dated March 31, 1995 to the Amended and Restated Credit Agreement among CRIIMI MAE Inc. and Signet Bank/Virginia and the First Amendment dated March 31, 1995 to the Amended and Restated Collateral Pledge Agreement

                    (Incorporated by reference from Exhibit 4(mm) to the Annual Report on Form 10-K for 1995).

               bb. Seventh Amendment to the Amended and Restated Credit Agreement dated September 21, 1995 among CRIIMI MAE Inc. and Signet Bank/Virginia (Incorporated by reference from Exhibit 4(aaa) to the Annual Report on Form 10-K for 1995).

               cc. Eighth Amendment to the Amended and Restated Credit Agreement dated December 5, 1995 among CRIIMI MAE Inc. and Signet Bank/Virginia (Incorporated by reference from Exhibit 4(fff) to the Annual Report on Form 10-K for 1995).

               dd. Credit Agreement dated as of February 24, 1995 between CRIIMI MAE Inc. and The Riggs National Bank of Washington, D.C. (Incorporated by reference from Exhibit 4(jj) to the Annual Report on Form 10-K for 1995).

               ee. Collateral Pledge Agreement dated as of February 24, 1995 between CRIIMI MAE Inc. and The Riggs National Bank of Washington, D.C. (Incorporated by reference from Exhibit 4(kk) to the Annual Report on Form 10-K for 1995).

               ff. Letter of Agreement dated March 30, 1995 concerning the Amended and Restated Credit Agreement among CRIIMI MAE Inc., Signet Bank/Virginia and ASLK-CGER Bank, Grand Cayman Branch (Incorporated by reference from Exhibit 4(ll) to the Annual Report on Form 10-K for 1995).

               gg. Amendment Agreement Number Three dated June 5, 1995 among CRIIMI MAE Inc., CIBC, Inc., National Australia Bank Limited, New York Branch, Signet Bank/Virginia, The Fuji Bank, LTD., New York Branch, Bank Hapoalim B.M. and Canadian Imperial Bank of Commerce, New York Agency (Incorporated by reference from Exhibit 4(nn) to the Annual Report on Form 10-K for 1995).

               hh. Installment Note dated June 30, 1995 between CRIIMI MAE Services, Inc. and CRI/AIM Management, Inc. (Incorporated by reference from Exhibit 4(oo) to the Annual Report on Form 10-K for 1995).

               ii. Installment Note dated June 30, 1995 between CRIIMI MAE Services, Inc. and CRICO Mortgage Company, Inc. (Incorporated by reference from Exhibit 4(pp) to the Annual Report on Form 10-K for 1995).

               jj. $9,100,000 Credit Agreement dated as of June 30, 1995 between CRIIMI MAE Management, Inc. and Signet Bank/Virginia (Incorporated by reference from Exhibit 4(qq) to the Annual Report on Form 10-K for 1995).

               kk. Loan Note dated June 30, 1995 between CRIIMI MAE Management, Inc. and Signet Bank/Virginia (Incorporated by reference from Exhibit 4(rr) to the Annual Report on Form 10-K for
                    1995).

               ll. Modification of Interest Rate dated August 22, 1995 for the Credit Agreement Dated as of June 30, 1995 between CRIIMI MAE Management, Inc. and Signet Bank/Virginia (Incorporated by reference from Exhibit 4(ss) to the Annual Report on Form 10-K for 1995).

               mm.  Guaranty dated June 30, 1995 entered into by CRIIMI MAE Inc.

                    in favor of and for the benefit of Signet Bank/Virginia (Incorporated by reference from Exhibit 4(tt) to the Annual Report on Form 10-K for 1995).

               nn. Form of Underwriting Agreement for Bonds (Incorporated by reference from Exhibit 1 to the S-3 Registration Statement filed with the Securities and Exchange Commission on September 12, 1995).

               oo. Form of Indenture between CRIIMI MAE Financial Corporation and the trustee (Incorporated by reference from Exhibit 4.1 to the S-3 Registration Statement filed with the Securities and Exchange Commission on September 12, 1995).

               pp. Form of Bond (Incorporated by reference to Exhibit 4.2 to the S-3 Registration Statement filed with the Securities and Exchange Commission on September 12, 1995).

               qq. Amendment Agreement Number Four dated September 20, 1995 among CRIIMI MAE Inc., CIBC, Inc., National Australia Bank Limited, New York Branch, Signet Bank/Virginia, The Fuji Bank, LTD., New York Branch, Bank Hapoalim B.M. and Canadian Imperial Bank of Commerce, New York Agency (Incorporated by reference from Exhibit 4(xx) to the Annual Report on Form 10-K for 1995).

               rr. First Amendment to Guaranty dated September 21, 1995 entered into by CRIIMI MAE Inc., in favor of and for the benefit of Signet Bank/ Virginia (Incorporated by reference from
                    Exhibit 4(yy) to the Annual Report on Form 10-K for 1995).

               ss. Second Amendment to Guaranty dated September 21, 1995 entered into by CRIIMI MAE Inc., in favor of and for the benefit of Signet Bank/ Virginia (Incorporated by reference from Exhibit 4(zz) to the Annual Report on Form 10-K for
                    1995).

               tt. Seven Percent Funding Note due September 17, 2031 dated September 22, 1995 between CRIIMI MAE Financial Corporation II and the Federal Home Loan Mortgage Corporation (Incorporated by reference from Exhibit 4(bbb) to the Annual Report on Form 10-K for 1995).

               uu. Funding Note Purchase and Security Agreement dated as of September 22, 1995 among the Federal Home Loan Mortgage Corporation, CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation II (Incorporated by reference from Exhibit 4(ccc) to the Annual Report on Form 10-K for 1995).

               vv. Assignment and Agreement dated as of September 22, 1995 between CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation II (Incorporated by reference from Exhibit 4(ddd) to the Annual Report on Form 10-K for 1995).

               ww. Amendment to the Commitment Letter dated as of March 28, 1995 by and among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. (Incorporated by reference from Exhibit 4(hhh) to the Annual Report on Form 10-K for 1995).

               xx. Amendment to the Commitment Letter dated as of June 14, 1995 by and among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. (Incorporated by reference from Exhibit 4(iii) to the Annual Report on

                    Form 10-K for 1995).

               yy. Amendment to the Commitment letter dated as of September 20, 1995 by and among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. (Incorporated by reference from Exhibit 4(jjj) to the Annual Report on Form 10-K for 1995).

               zz. Amendment to the Commitment Letter dated as of December 1, 1995 by and among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. (Incorporated by reference from Exhibit 4(kkk) to the Annual Report on Form 10-K for 1995).

               aaa. Funding Note dated December 15, 1995 between CRIIMI MAE
                    Financial Corporation III and the Federal National Mortgage Association (Incorporated by reference from Exhibit 4(lll) to the Annual Report on Form 10-K for 1995).

               bbb. Assignment and agreement dated as of the 15th day of
                    December, 1995, by and between CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation III (Incorporated by reference from Exhibit 4(mmm) to the Annual Report on Form 10-K for
                    1995).

               ccc. Funding Note Issuance and Security Agreement dated as of
                    December 15, 1995 among Federal National Mortgage Association, CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation III (Incorporated by reference from Exhibit 4(nnn) to the Annual Report on Form 10-K for 1995).

               ddd. First Amendment to Commitment Letter between German American
                    Capital Corporation and CRIIMI MAE Inc. as of June 20, 1995 (Incorporated by reference from Exhibit 4(ooo) to the Annual Report on Form 10-K for 1995).

               eee. Letter of Consent to the proposed merger from German
                    American Capital Corporation to CRIIMI MAE Inc. dated June 20, 1995 (Incorporated by reference from Exhibit 4(ppp) to the Annual Report on Form 10-K for 1995).

               fff. Letter of compliance waiver from German American Capital
                    Corporation to CRIIMI MAE Inc. dated September 19, 1995 (Incorporated by reference from Exhibit 4(qqq) to the Annual Report on Form 10-K for 1995).

               ggg. Letter of consent to asset pledge by CRIIMI MAE Inc. from
                    German American Capital Corporation dated December 13, 1995 (Incorporated by reference from Exhibit 4(rrr) to the Annual Report on Form 10-K for 1995).

               hhh. Option agreement between CRIIMI MAE Inc. and William B.
                    Dockser (Incorporated by reference from Exhibit No. 4(a) to the registration statement on Form S-8 filed January 16,
                    1996).

               iii. Option agreement between CRIIMI MAE Inc. and H. William
                    Willoughby (Incorporated by reference from Exhibit No. 4(b) to the registration statement on Form S-8 filed January 16,
                    1996).

               jjj. CRIIMI MAE's Amended and Restated Stock Option Plan for key
                    employees (Incorporated by reference from Exhibit No. 4(c) to the registration statement on Form S-8 filed January 16,

                    1996).

               kkk. Form of Option Agreement for Cynthia O. Azzara, Frederick J.
                    Burchill, Jay R. Cohen and Deborah A. Linn (Incorporated by reference from Exhibit No. 4(d) to the registration statement on Form S-8 filed January 16, 1996).

               lll. Form of Option Agreement for other key employees
                    (Incorporated by reference from Exhibit No. 4(e) to the registration statement on Form S-8 filed January 16, 1996).

               mmm. Prospectus Dated February 1, 1996, whereby CRIIMI MAE from time to time may offer one or more series of unsecured subordinated debt securities, preferred stock or common stock up to an aggregate offering price of $200,000,000. (Incorporated by reference from Exhibit 4.1 on Form S-3 filed February 1, 1996).

               nnn. Prospectus Supplement Dated June 26, 1996, whereby CRIIMI
                    MAE offered 75,000 shares of its Series A Cumulative Convertible Preferred Stock (Incorporated by reference from
                    Exhibit 4.1 on Form S-3 filed June 26, 1996).

               ooo. Prospectus Supplement Dated August 7, 1996, whereby CRIIMI
                    MAE offered 2,100,000 shares of its Series B Cumulative Convertible Preferred Stock (Incorporated by reference from
                    Exhibit 4.1 on Form S-3 filed August 7, 1996).

               ppp. Commitment letter dated March 20, 1996 evidencing the commitment among German American Capital Corporation (GAAC) to buy from CRIIMI MAE Inc. securities under a Master Repurchase Agreement in the amount of up to $200,000,000 (filed herewith).

               qqq. Committed Master Repurchase Agreement dated March 28, 1996 between GACC and CRIIMI MAE Inc. (filed herewith).

               rrr. Amendment #1 to Committed Master Repurchase Agreement dated
                    June 19, 1996 between GACC and CRIIMI MAE Inc. (filed herewith).

               sss. Indenture Agreement dated December 20, 1996 between CRIIMI
                    MAE QRS 1, Inc. and the trustee (filed herewith).

               ttt. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage
                    Bonds, Class A-1 (filed herewith).

               uuu. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage
                    Bonds, Class A-2 (filed herewith).

               vvv. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage
                    Bonds, Class B (filed herewith).

               www. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage
                    Bonds, Class C (filed herewith).

               xxx. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage
                    Bonds, Class D (filed herewith).

               yyy. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage
                    Bonds, Class E (filed herewith).

               zzz. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage
                    Bonds, Class F (filed herewith).

          Exhibit No. 10 - Material contracts.

               a. Revised Form of Advisory Agreement. (Incorporated by reference from Exhibit No. 10.2 to the Registration Statement).

               b. Employment and Non-Competition Agreement dated April 20, 1995 between CRIIMI MAE Management, Inc. and William B. Dockser (Incorporated by reference from Exhibit 10(b) to the Annual Report on Form 10-K for 1995).

               c. Allonge to Amended and Restated Promissory Note dated as of June 23, 1995 between C.R.I., Inc and CRI/AIM Management, Inc. (Incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for 1995).

               d. Administrative Services Agreement dated June 30, 1995 between CRIIMI MAE Inc. and C.R.I., Inc. (Incorporated by reference from Exhibit 10(d) to the Annual Report on Form 10-K for 1995).

               e. Asset Purchase Agreement dated as of June 30, 1995 among CRICO Mortgage Company, Inc., CRIIMI MAE Services, Inc., William B. Dockser and H. William Willoughby (Incorporated by reference from Exhibit 10(e) to the Annual Report on Form 10-K for 1995).

               f. Asset Purchase Agreement dated as of June 30, 1995 among CRI/AIM Management, Inc., CRIIMI MAE Services, Inc., William
                    B. Dockser and H. William Willoughby (Incorporated by reference from Exhibit 10(f) to the Annual Report on Form 10-K for 1995).

               g. The CRIIMI MAE Management, Inc. Executive Deferred Compensation Trust Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and Richard J. Palmer (Incorporated by reference from Exhibit 10(g) to the Annual Report on Form 10-K for 1995).

               h. Sublease dated June 30, 1995 between C.R.I., Inc. and CRIIMI MAE Inc. (Incorporated by reference from Exhibit 10(h) to the Annual Report on Form 10-K for 1995).

               i. Articles of Merger merging CRI Acquisition, Inc., CRICO Mortgage Company, Inc. and CRI/AIM Management, Inc. into CRIIMI MAE Management, Inc. (Incorporated by reference from
                    Exhibit 10(i) to the Annual Report on Form 10-K for 1995).

               j. Reimbursement Agreement dated as of June 30, 1995 between CRIIMI MAE Management, Inc. and C.R.I., Inc. (Incorporated by reference from Exhibit 10(j) to the Annual Report on Form 10-K for 1995).

               k. Certificate of Merger dated June 30, 1995 merging CRICO Mortgage Company, Inc., CRI/AIM Management, Inc. and CRI Acquisition, Inc. into CRIIMI MAE Management, Inc. (Incorporated by reference from Exhibit 10(k) to the Annual Report on Form 10-K for 1995).

               l. Asset Purchase Agreement dated as of June 30, 1995 among C.R.I., Inc., CRI Acquisition, Inc. and William B. Dockser and H. William Willoughby (Incorporated by reference from Exhibit 10(l) to the Annual Report on Form 10-K for 1995).

               m. Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and Cynthia O. Azzara (Incorporated by reference from Exhibit 10(m) to the Annual Report on Form 10-K for 1995).

               n. Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and Frederick J. Burchill (Incorporated by reference from Exhibit 10(n) to the Annual Report on Form 10-K for 1995).

               o. Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and Jay R. Cohen (Incorporated by reference from Exhibit 10(o) to the Annual Report on Form 10-K for 1995).

               p. Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and Deborah A. Linn (Incorporated by reference from Exhibit 10(p) to the Annual Report on Form 10-K for 1995).

               q. Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and H. William Willoughby (Incorporated by reference from Exhibit 10(q) to the Annual Report on Form 10-K for 1995).

               r. Employee Stock Option Agreements and Stock Option Plan for Key Employees (Incorporated by reference from Exhibit 4 to the S-8 Registration Statement filed with the Securities and Exchange Commission on January 19, 1996).

               s. 1996 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 4 to the S-8 Registration Statement filed with the Securities and Exchange Commission on June 13, 1996).

          Exhibit No. 13 - Annual Report to security holders, Form 10-Q or Quarterly Report to security holders.

               a.   1996 Annual Report to Shareholders.

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

               g. CRIIMI MAE QRS 1, Inc., incorporated in the state of Delaware.

               h. CRIIMI MAE Holdings, Inc., incorporated in the state of Delaware.

          Exhibit No. 27 - Financial Data Schedule

               a.   Financial Data Schedule (filed herewith).

     (b)       Reports on Form 8-K

               Form 8-k dated December 20, 1996 concerning the refinancing of $142 million of floating-rate debt.

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

                                 CRIIMI MAE INC.

February 24, 1997                /s/ William B. Dockser
-------------------------        -----------------------
DATE                             William B. Dockser
                                 Chairman of the Board and
                                   Principal Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 24, 1997                /s/ William B. Dockser
-------------------------        -------------------------
                                 William B. Dockser
                                 Chairman of the Board and
                                   Principal Executive Officer



February 24, 1997                /s/ H. William Willoughby
-------------------------        -------------------------
DATE                             H. William Willoughby
                                 Director, President and
                                   Secretary



February 24, 1997                /s/ Cynthia O. Azzara
-------------------------        -------------------------
DATE                             Cynthia O. Azzara
                                 Senior Vice President, Chief
                                  Financial Officer and Principal
                                  Accounting Officer



February 24, 1997                /s/ Garret G. Carlson, Sr.
-------------------------        ---------------------------
DATE                             Garrett G. Carlson, Sr.
                                 Director


February 24, 1997                /s/ Larry H. Dale
-------------------------        -------------------------
DATE                             Larry H. Dale
                                 Director


February 24, 1997                /s/ G. Richard Dunnells
-------------------------        -------------------------
DATE                             G. Richard Dunnells
                                 Director

February 24, 1997                /s/ Robert F. Tardio
-------------------------        -------------------------
DATE                             Robert F. Tardio
                                 Director

                              CROSS REFERENCE SHEET

     The item numbers and captions in Parts I, II, III and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:


Item                                               Referenced Materials                        Page
----                                               --------------------                  ---------------
3.   Legal Proceedings                             1996 Annual Report                      98 through 99

5.   Market for the Registrant's                   1996 Annual Report                      30 through 31
     Common Stock and Related
     Stockholder Matters

6.   Selected Financial Data                       1996 Annual Report                      28 through 30

7.   Management's Discussion and                   1996 Annual Report                      32 through 48
     Analysis of Financial
     Condition and Results of
     Operations

8.   Financial Statements,                         1996 Annual Report                      49 through 100
     including Auditors'
     Report, and Supplementary
     Data

11.  Executive Compensation                        1996 Annual Report                      64 through 68

13.  Certain Relationships and                     1996 Annual Report                      64 through 68
     Related Transactions

14.  Exhibits, Financial State-                    1996 Annual Report
     ment Schedules, and Reports
     on Form 8-K

                                  EXHIBIT INDEX

               Exhibit
               -------

     3(p)      Certificate of Incorporation of CRIIMI MAE QRS 1, Inc.

     3(q)      Bylaws of CRIIMI MAE QRS 1, Inc.

     3(r)      Certificate of Incorporation of CRIIMI MAE Holdings, Inc.

     3(s)      Bylaws of CRIIMI MAE Holdings, Inc.

     3(t)      Certificate of Limited Partnership of CRIIMI MAE Holdings, L.P.

     3(u) Limited Partnership Agreement of CRIIMI MAE Holdings, L.P. effective as of December 17, 1996 between CRIIMI MAE Inc., CRIIMI MAE Services Limited Partnership and CRIIMI MAE Holdings, Inc.

     4(ppp) Commitment letter dated March 20, 1996 evidencing the commitment among German American Capital Corporation (GAAC) to buy from CRIIMI MAE Inc. securities under a Master Repurchase Agreement in the amount of up to $200,000,000.

     4(qqq) Committed Master Repurchase Agreement dated March 28, 1996 between GACC and CRIIMI MAE, Inc.

     4(rrr) Amendment #1 to Committed Master Repurchase Agreement dated June 19, 1996 between GACC and CRIIMI MAE Inc. (filed herewith).

     4(sss) Indenture Agreement dated December 20, 1996 between CRIIMI MAE QRS 1, Inc. and the trustee.

     4(ttt) Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds, Class A-1.

     4(uuu) Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds, Class A-2.

     4(vvv)    Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds,
               Class B.

     4(www)    Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds,
               Class C.

     4(xxx)    Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds,
               Class D.

     4(yyy)    Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds,
               Class E.

     4(zzz)    Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds,
               Class F.

     27.       Financial Data Schedule

                                 CRIIMI MAE INC.

                          ANNUAL REPORT TO SHAREHOLDERS

                                 CRIIMI MAE INC.

Selected Consolidated Financial Data

                                                        For the years ended December 31,
                                               1996          1995         1994       1993          1992
                                             --------      --------     --------   --------      --------
                                                        (In thousands, except per share data)
TAX BASIS ACCOUNTING

Income:
  Mortgage income                            $ 54,827      $ 62,020     $ 60,622   $ 42,684      $ 38,297
  Income from Subordinated CMBS                43,632        11,846        1,163         --            --
  Other income                                  6,410         4,938        3,160      7,750         5,510
                                             --------      --------     --------   --------      --------
    Total income                              104,869        78,804       64,945     50,434        43,807
                                             --------      --------     --------   --------      --------

Expenses:
  Interest expense                             64,503        52,231       39,077     27,516        24,137
  Other operating expenses (including
    fees to related party)                      7,451         6,727        7,285      6,232         4,632
                                             --------      --------     --------   --------      --------
    Total expenses                             71,954        58,958       46,362     33,748        28,769
                                             --------      --------     --------   --------      --------

Ordinary income                                32,915        19,846       18,583     16,686        15,038
Capital gains                                   9,618         5,442       11,023      6,329         6,588
                                             --------      --------     --------   --------      --------
Tax basis income                             $ 42,533      $ 25,288     $ 29,606   $ 23,015      $ 21,626
                                             --------      --------     --------   --------      --------
Preferred dividends                            (3,526)           --           --         --            --
                                             --------      --------     --------   --------      --------
Tax Basis income available to
  common shareholders                        $ 39,007      $ 25,288     $ 29,606   $ 23,015      $ 21,626
                                             ========      ========     ========   ========      ========

Tax basis income per share:
  Ordinary income per share - Primary        $   0.96      $   0.70     $   0.73   $   0.83      $   0.74
  Capital gains per share- Primary               0.31          0.19         0.44       0.31          0.33
                                             --------      --------     --------   --------      --------
  Total tax basis income per share -
    Primary                                  $   1.27      $   0.89     $   1.17   $   1.14      $   1.07
                                             ========      ========     ========   ========      ========

Weighted Average Shares - Primary              30,774        28,537       25,310     20,184        20,184
                                             ========      ========     ========   ========      ========

Dividends paid per common share              $   1.22      $   0.92     $   1.16   $   1.12      $   1.08
                                             ========      ========     ========   ========      ========


                                 CRIIMI MAE INC.

ACCOUNTING UNDER GENERALLY ACCEPTED
  ACCOUNTING PRINCIPLES

                                                        For the years ended December 31,
                                               1996          1995         1994       1993          1992
                                             --------      --------     --------   --------      --------
                                                        (In thousands, except per share data)

Statement of Income Data:
  Income:
    Mortgage income                          $ 56,912      $ 66,115     $  67,043  $ 50,270      $ 45,931
    Income from Subordinated CMBS              41,713        11,105           976        --            --
    Other income                                7,330         4,848         3,423     6,180         4,771
                                             --------      --------     ---------  --------      --------
      Total income                            105,955        82,068        71,442    56,450        50,702
                                             --------      --------     ---------  --------      --------
  Expenses:
    Interest expense                           63,079        49,853        39,245    28,008        24,392
    Other operating expenses (including
      fees to related party)                    7,791         7,190         8,040     7,354         5,743
    Amortization of assets acquired
      in the Merger                             2,882         1,435            --        --            --
    Adjustment to hedges for valuation
      and sales(1)                                179         2,393            --        --            --
    Termination of interest rate swap              --            --            --     4,890            --
    Provision for settlement of litigation         --          (656)         (557)    1,500            --
                                             --------      --------     ---------  --------      --------
      Total expenses                           73,931        60,215        46,728    41,752        30,135
                                             --------      --------     ---------  --------      --------


    Operating income                           32,024        21,853        24,714    14,698        20,567
    Net gains from mortgage dispositions        9,601         1,502        12,999     7,358         5,733
    Gain on sale of shares of subsidiary           --            --            --     3,281            --
    Loss on investment in limited
      partnership                                  --            --            --        --          (732)
    Minority interests                         (6,386)       (4,821)      (11,703)   (9,580)       (9,527)
                                             --------      --------     ---------  --------      --------

    Net income                               $ 35,239      $ 18,534     $  26,010  $ 15,757      $ 16,041
                                             --------      --------     ---------  --------      --------

    Preferred dividends                        (3,526)           --            --        --            --
                                             --------      --------     ---------  --------      --------
    Net income available to common
      Shareholders                           $ 31,713      $ 18,534     $  26,010  $ 15,757      $ 16,041
                                             ========      ========     =========  ========      ========

    Earnings per share:  Primary             $   1.03      $   0.65     $    1.07  $   0.78      $   0.79
                                             ========      ========     =========  ========      ========
    Weighted average
      shares outstanding                       30,854        28,414        24,249    20,184        20,184
                                             ========      ========     =========  ========      ========

(1)  In connection with the 1995 refinancings of a significant portion of CRIIMI MAE's short-term, floating-rate debt with long-
term, fixed-rate debt, which resulted in a better match of the maturities of CRIIMI MAE's assets and liabilities and reduced CRIIMI
MAE's exposure to fluctuations in short-term interest rates, CRIIMI MAE was required to adjust the carrying value of certain interest rate caps to fair value for financial statement purposes.  Additionally, in connection with these refinancings, two interest rate caps with a notional amount of $100 million were sold during 1995, resulting in a loss and a portion of the deferred financing fees were written off.

                                 CRIIMI MAE INC.

                                                                          As of December 31,
                                               1996          1995           1994          1993            1992
                                             --------      --------       --------      --------        --------
Balance Sheet Data:                                                       (In thousands)
Mortgage Assets:
  Mortgages and Mortgage security
    collateral                               $ 691,110(a)  $ 807,113(a)   $857,589(a)   $730,265        $448,319
  Subordinated CMBS                            564,335       278,401        38,858            --              --
  Total assets                               1,367,245     1,203,303       955,050       808,701         526,667
  Total debt                                   982,258       854,436       627,248       479,045         247,968
  Shareholders' equity                         346,671(b)    285,704(b)    250,042(b)    215,289         193,109


(a)  Includes net unrealized gains on mortgage assets of CRI Liquidating of approximately $15 million in 1996, $28 million in 1995 and $18 million in 1994 and net unrealized gains on CRIIMI MAE's mortgage assets of approximately $270,000 in 1996 and
     $300,000 in 1995 due to the implementation of Statement of Financial Accounting Standards No. 115.
(b)  Includes net unrealized gains on CRIIMI MAE's share of CRI Liquidating's mortgage assets (net of minority interests) of approximately $9 million in 1996, $16 million in 1995 and $10 million in 1994 and net unrealized gains on CRIIMI MAE's mortgage assets of approximately $270,000 in 1996 and $300,000 in 1995 due to the implementation of Statement of Financial Accounting
     Standards No. 115.

     The selected consolidated statement of income data presented above for the years ended December 31, 1996, 1995 and 1994, and the consolidated balance sheet data as of December 31, 1996 and 1995, were derived from and are qualified by reference to CRIIMI MAE's consolidated financial statements which have been included elsewhere in this Annual Report to Shareholders. The consolidated statement of income data for the years ended December 31, 1993 and 1992 and the consolidated balance sheet data as of December 31, 1994, 1993 and 1992 were derived from audited financial statements not included in this Annual Report to Shareholders. This data should be read in conjunction with the consolidated financial statements and the notes thereto.

Market Data
-----------
     CRIIMI MAE is listed on the New York Stock Exchange (Symbol CMM). As of December 31, 1996 and 1995, there were 31,374,163 and 30,407,024 shares of common stock issued and outstanding, respectively, held by approximately 26,200 and 24,600 investors, respectively. The following table sets forth the high and low closing sales prices and the dividends per share for CRIIMI MAE shares during the periods indicated:

                                         1996
                           ----------------------------------
                               Sales Price          Dividends
      Quarter Ended          High        Low        per Share
      -------------        --------    -------      ---------
      March 31,            $10 1/2     $ 8 5/8      $    0.30
      June 30,              11          10               0.30
      September 30,         11 1/8      10 1/4           0.30
      December 31,          13 1/8      10 3/4           0.32
                                                    ---------
                                                    $    1.22
                                                    =========

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
                                                    =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Introduction and Business Strategy
----------------------------------
     CRIIMI MAE Inc.'s (CRIIMI MAE) Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein that could cause actual results to differ materially. See also Item 1 of the Form 10-K regarding forward-looking information.

General
-------
     CRIIMI MAE is a full service commercial mortgage company structured as a self-administered real estate investment trust (REIT). CRIIMI MAE's portfolio of mortgage assets includes interests in government insured and guaranteed mortgages secured by multifamily housing complexes located throughout the United States (Government Insured Multifamily Mortgages), and uninsured commercial mortgage loans and ownership interests in subordinate commercial mortgage backed securities (Subordinated CMBS). The Subordinated CMBS are purchased using a combination of debt and equity, are generally backed by first mortgages on multifamily and other commercial property and offer potential higher yields with increased risk. Before purchasing Subordinated CMBS, CRIIMI MAE and its affiliates utilize their multifamily and commercial real estate expertise to perform due diligence on the underlying collateral and require that certain control mechanisms, such as the ability to monitor the performance of the underlying mortgage loans and manage the workout/foreclosure proceedings, are in place. CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's capital stock.

     As a result of a shareholder-approved merger transaction (the Merger) with certain mortgage businesses affiliated with C.R.I., Inc. (CRI) (the CRI Mortgage Businesses) on June 30, 1995, CRIIMI MAE expanded its lines of business to include mortgage advisory services, mortgage servicing and mortgage origination. Through the Merger and as a result of employee additions, CRIIMI MAE has a team of real estate and financial professionals to take advantage of the opportunities available for expanded acquisition of uninsured mortgage and mortgage-related products and services. For further information with respect to the Merger, reference is made to Note 3 to the accompanying consolidated financial statements.

     Since the Merger, through one of its affiliates, CRIIMI MAE Services Limited Partnership (the Services Partnership), CRIIMI MAE has increased its mortgage advisory and servicing activities in conjunction with its purchases of Subordinated CMBS by acquiring certain servicing rights for the mortgage loans collateralizing these purchases. These servicing rights allow CRIIMI MAE to monitor the performance of its Subordinated CMBS and the underlying assets and provide CRIIMI MAE with appropriate workout/foreclosure rights with respect to the underlying mortgage loans. As of February 1, 1997, the Services Partnership was responsible for a variety of servicing functions on a mortgage loan portfolio of approximately $6.4 billion, as compared to approximately $2.7 billion as of February 1, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

Change in Investment Policy
---------------------------
     To help CRIIMI MAE increase its income and stabilize earnings, and to allow it to take advantage of current opportunities, particularly with respect to uninsured mortgage assets such as Subordinated CMBS, the Board of Directors adopted a new investment policy in January 1996. This policy is designed to monitor and direct how CRIIMI MAE funds its purchases of Subordinated CMBS and other investments in order to minimize the risk of loss by evaluating the perceived levels of risk associated with various investment types. The policy is also designed to broaden the types of mortgage asset opportunities available to CRIIMI MAE.

     The policy states that CRIIMI MAE may invest in government insured or uninsured mortgage assets backed by multifamily and other commercial mortgages. However, the majority of CRIIMI MAE's portfolio of mortgage assets must, on an overall basis, remain backed by multifamily properties or mortgages.

     Specific investment limitations include:

     o    Overall debt-to-equity ratio may not exceed 5.0 to 1.0.

     o    Certain specific asset types will have maximum debt-to-equity ratios.

     o    At least 75% of floating-rate debt must be hedged.

     As of December 31, 1996, CRIIMI MAE's overall debt-to-equity ratio was approximately 2.8 to 1.0 and all of its floating rate debt was hedged. Total assets approximated $1.4 billion, 75% of which was invested in mortgages and mortgage-related assets backed by multifamily properties or mortgages.

1996 Overview
-------------
     CRIIMI MAE's business strategies are designed to increase recurring earnings. Management believes the development of CRIIMI MAE into a full-service commercial mortgage company during 1995 -- with mortgage loan servicing and mortgage loan origination capabilities -- has strengthened CRIIMI MAE's opportunities for continued growth.

     Accomplishments of the 1996 business strategies are summarized below:

     o Issued additional equity, and used the proceeds primarily to purchase uninsured mortgage assets, such as Subordinated CMBS. As discussed in
          Note 12 to the consolidated financial statements, during the third and fourth quarters of 1996, CRIIMI MAE completed three public offerings of convertible preferred stock, resulting in aggregate equity proceeds of approximately $75 million. During 1996, CRIIMI MAE purchased an additional $285 million in Subordinated CMBS in six separate CMBS transactions, $228 million of which was purchased during the fourth quarter. These mortgage assets were purchased using the proceeds from CRIIMI MAE's public equity offerings and other available cash, and the balance from financing provided by repurchase agreements.

     o Replaced a portion of CRIIMI MAE's short-term, floating-rate debt with longer-term financing and continued to explore other financing alternatives. In December 1996, CRIIMI MAE, through a wholly owned financing subsidiary, issued an aggregate of $142 million of longer-term, fixed-rate bonds to refinance short-term, floating-rate debt which was previously used to finance Subordinated CMBS purchases. Additionally, the refinancing transaction created liabilities with maturities that more closely match those of the underlying collateral and provided CRIIMI MAE with approximately $22 million for other

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

          corporate purposes. The three classes of bonds issued are collateralized by 35 separate pledged Subordinated CMBS certificates evidencing direct or indirect interests in 12 separate segregated pools of commercial and multifamily mortgage loans and/or participations and other certificated interests in individual commercial and multifamily mortgage loans. A portion of the remaining bonds issued in connection with the refinancing, with an aggregate face amount of $307 million, were retained by affiliates of CRIIMI MAE. Through this transaction, CRIIMI MAE was able to obtain, overall, a significantly higher weighted average credit rating for its securitized mortgage obligation than the weighted average credit rating on the individual Subordinated CMBS that collateralize this debt. Also, in conjunction with this refinancing, CRIIMI MAE obtained repurchase agreement financing from two lenders in the aggregate amount of up to $99 million. Proceeds from the issuance of these bonds and the additional repurchase agreements were applied as follows: $215 million was used to pay down short-term, floating-rate repurchase agreements, approximately $4 million was used to pay transaction costs and, as previously discussed, approximately $22 million was made available for other corporate purposes.

     o Expanded CRIIMI MAE's mortgage servicing portfolio. CRIIMI MAE's mortgage servicing portfolio increased to approximately $6.4 billion as of February 1, 1997, as compared to $2.7 billion as of February 1, 1996. This growth was primarily the result of additional purchases of Subordinated CMBS throughout 1996.

     o Began assembling a loan pool for securitization, using multifamily and commercial mortgages CRIIMI MAE originates and/or acquires. In July of 1996, CRIIMI MAE entered into a $200 million mortgage loan origination program agreement with a major financial institution (the Program). The Program is designed to create a pool of multifamily and commercial mortgage loans, either through origination or acquisition, for the purpose of issuing commercial mortgage backed securities. The financial institution will fund all mortgage loans under the Program, and, as collateral therefor, CRIIMI MAE will deposit in a reserve account with this institution in connection with the funding of each mortgagee loan, an amount determined pursuant to the Program. Additionally, a subsidiary of CRIIMI MAE will service the mortgage loans, and CRIIMI MAE will facilitate any securitization of the loans. In any such securitization, CRIIMI MAE anticipates retaining the subordinated bond tranches backed by these pools; the senior bonds would be placed with other investors.

1997 Business Plan
------------------
     In order to further facilitate CRIIMI MAE's 1997 business plan, CRIIMI MAE's management has developed the following specific strategies:

     o CRIIMI MAE plans to issue approximately $75 million of common equity during the next few months and intends to use the net proceeds to purchase mortgage assets, such as Subordinated CMBS. CRIIMI MAE expects to issue additional equity later in the year as needed to execute its business plan.

     o CRIIMI MAE intends to purchase approximately $250 million of Subordinated CMBS using a combination of debt and equity.

     o CRIIMI MAE intends to increase its $6.4 billion mortgage servicing portfolio throughout 1997 in conjunction with the purchase of additional Subordinated CMBS. Additionally, CRIIMI MAE expects to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

          become a rated Master Servicer of commercial mortgage assets later this year.

     o CRIIMI MAE will continue its efforts to originate and/or acquire commercial mortgage loans, which are intended to be pooled for securitization. As previously discussed, in conjunction with this securitization, CRIIMI MAE expects to retain the Subordinate CMBS backed by these pools and service the underlying mortgage loans, thereby further increasing its servicing portfolio.

     o CRIIMI MAE will continue to explore alternatives to provide the company with more financial flexibility and continue its plan to replace its short-term, floating-rate debt with longer-term financing. In order to obtain a critical mass of mortgage assets and to allow for seasoning of the assets, a refinancing transaction similar to that of December 1996 is not anticipated until 1998.

     CRIIMI MAE's management believes that continued growth in income from uninsured mortgage assets, such as Subordinated CMBS, net of related interest expense, as well as growth from its other lines of business - mortgage origination and mortgage servicing - will increase recurring tax basis income and financial statement net income even though the contribution of its subsidiary, CRI Liquidating REIT, Inc. (CRI Liquidating), should terminate after 1997 in accordance with CRI Liquidating's business plan. This anticipated growth in income is based on CRIIMI MAE's business strategies, as previously discussed. As future events may alter these assumptions, no assurance can be given that the business plan results will be achieved.

Corporate Structure
-------------------
     CRIIMI MAE owns 100% of multiple financing and operating subsidiaries (discussed in Notes 6 and 9), approximately 57% of CRI Liquidating, a finite-life, self-liquidating REIT, and various interests in other entities which either own or service mortgage assets. These entities are discussed further in Note 2.

     CRI Liquidating Company's board of directors has approved a plan of complete liquidation and dissolution (the Plan) and has recommended that the shareholders of CRI Liquidating vote to approve the Plan at a Special Meeting of Shareholders. CRI Liquidating has filed proxy materials with the Securities and Exchange Commission to solicit shareholder approval of the Plan. If the Plan is approved by the CRI Liquidating shareholders, CRI Liquidating will, pursuant to the Plan, dissolve and proceed to dispose of its assets after providing for its liabilities. In January 1997, in accordance with its Business Plan, CRI Liquidating sold the 11 remaining mortgage assets generating proceeds of approximately $54 million which resulted in financial statement gains and tax basis gains of approximately $14 million.

Results of Operations
---------------------
1996 versus 1995
----------------
     Tax Basis Income
     ----------------
     CRIIMI MAE earned approximately $39.0 million in tax basis income available to common shareholders during 1996, a 54% increase from approximately $25.3 million earned in 1995. On a primary share basis, tax basis income increased to $1.27 in 1996 from $.89 in 1995. Ordinary income, on a per primary share basis increased from $0.70 in 1995 to $0.96 in 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

The primary factors for the increase in tax basis income were as follows:
Recurring income increased for 1996 as compared to 1995 primarily due to higher earnings from CRIIMI MAE's growing portfolio of Subordinated CMBS. Additionally, equity in earnings from investments increased as a result of the increased revenues from the investment in Services Partnership due principally to the one-time receipt in the fourth quarter of 1996 of approximately $1.4 million, net, which represented previously unpaid servicing fees on a group of multifamily loans. Also contributing to the increase in equity in earnings in 1996 was the additional servicing fees earned in conjunction with purchases of Subordinated CMBS. Partially offsetting these increases in tax basis income was a decrease in mortgage interest earned due to the 1996 prepayment of ten mortgages held by CRIIMI MAE and its wholly owned subsidiaries and the disposition of 11 CRI Liquidating mortgage assets in accordance with its business plan. Additionally, an increase in interest expense as a result of additional amounts borrowed to acquire Subordinated CMBS, as well as the higher interest rate on the long-term, fixed-rate debt, also partially offset the above increases. Annual and incentive fees paid to CRIIMI MAE's former Adviser decreased as a result of the termination of the CRIIMI MAE advisory agreement in connection with the Merger. The decrease in CRIIMI MAE's annual and incentive fees was offset by an increase in general and administrative expenses as a result of the June 1995 Merger and CRIIMI MAE's growth during 1995 and 1996. Net capital gains on a per primary share basis, increased from $.19 per weighted average share in 1995 to $.31 per weighted average share in 1996, of which, $.19 and $.27, respectively, were a result of mortgage dispositions made by CRI Liquidating REIT, as discussed below.

     Financial Statement Net Income
     ------------------------------
     Net income available to common shareholders for financial statement purposes was approximately $31.7 million for 1996, a 71% increase from approximately $18.5 million for 1995. On a per primary share basis, financial statement net income increased to $1.03 per weighted average share for 1996 from $.65 for 1995. The factors described in the preceding paragraph also impacted net income for financial statement purposes. Partially offsetting these increases to net income, but not affecting tax basis income, was the non-cash amortization of assets acquired in the Merger, along with the significant 1995 adjustment to hedges for valuation and sales. Descriptions of the changes in financial statement net income are discussed below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

     Mortgage Income
     ---------------
     Mortgage income decreased by approximately $9.2 million or 14% to $56.9 million for 1996 from $66.1 million in 1995. This decrease was principally due to the disposition of a significant portion of CRI Liquidating's mortgage assets in 1996. Also contributing to the decrease in mortgage income was the prepayment of ten mortgages held by CRIIMI MAE and its wholly owned subsidiaries (aggregating approximately $52 million) during 1996. These prepayments resulted in net losses of approximately $91,000 which are included in losses on mortgage dispositions on the accompanying consolidated statement of income.

CRIIMI MAE and its affiliates own the following mortgage assets directly and indirectly:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued


                                                            As of December 31, 1996
                                                            -----------------------
                                            Number of
                                             Mortage          Carrying         Effective      Weighted Average
                                             Assets            Value          Interest Rate    Remaining Term
                                            ---------       ------------      -------------   ----------------
CRIIMI MAE                                      5           $ 18,527,970          8.09%          35 years
CRIIMI MAE Financial Corporation               55            206,803,142          8.41%          31 years
CRIIMI MAE Financial Corporation II            59            249,969,567          7.19%          30 years
CRIIMI MAE Financial Corporation III           39            161,360,510          8.08%          32 years
CRI Liquidating                                11(1)          54,448,533          11.3%          25 years
                                            ---------       ------------
                                              169           $691,109,722
                                            =========       ============

(1)  In January 1997, the Liquidating Company sold the remaining 11 mortgage assets.

                                                            As of December 31, 1995
                                                            -----------------------
                                            Number of
                                             Mortgage         Carrying         Effective      Weighted Average
                                              Assets           Value          Interest Rate    Remaining Term
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
                                            =========       ============



Income from Subordinated CMBS
-----------------------------
     Income from Subordinated CMBS increased by approximately $30.6 million, or 276%, to $41.7 million during 1996 as compared to $11.1 million during 1995. This increase was a result of the acquisition of Subordinated CMBS at purchase prices aggregating approximately $525 million during 1996 and 1995, as discussed in Note 7 to the consolidated financial statements.

     Generally accepted accounting principles requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This results in income which is lower for financial statement purposes than for tax purposes. Based on the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the weighted average anticipated unleveraged yield over the expected average life for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of December 31, 1996 and 1995 is approximately 12%. Although there can be no assurance, CRIIMI MAE anticipates the leveraged return on these mortgage assets for financial statement purposes will approximate 21% over the life of the Subordinated CMBS. This return was determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses, net of interest expense attributable to the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

financing of the rated tranches at current interest rates and borrowing amounts. The leveraged tax basis return on Subordinated CMBS was approximately 24% as of December 31, 1996. This return was determined based on cash basis interest income, no defaults or unrecoverable losses, net of interest expense attributable to the financing of the rated tranches at current interest rates and borrowing amounts and adjusted for amortization of original issue discount related to the Subordinated CMBS.

     CRIIMI MAE's anticipated returns on Subordinated CMBS are based upon a number of assumptions that are currently subject to certain business and economic uncertainties and contingencies, including, without limitation: the potential lack of a liquid secondary market for Subordinated CMBS, prevailing interest rates on that portion of the Subordinated CMBS which has been financed with floating-rate debt, renewal of repurchase agreements at similar terms or the availability of alternative financing, the timing and magnitude of credit losses on the underlying mortgages collateralizing the Subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields, discussed above and elsewhere herein, will be achieved.

     In making acquisitions of Subordinated CMBS, CRIIMI MAE and its affiliates apply their knowledge of multifamily and other commercial mortgages to perform due diligence on the mortgage loans collateralizing the Subordinated CMBS. This analysis may include reviewing the operating records of the underlying real estate assets, appraisals, environmental studies, market studies and architectural and engineering studies, and where deemed necessary, independently developing projected operating budgets. In addition, site visits are conducted at a substantial portion of the properties. Further, CRIIMI MAE will generally acquire Subordinated CMBS only when satisfactory arrangements exist whereby CRIIMI MAE can closely monitor the collateral of the pool and when CRIIMI MAE has workout/foreclosure rights with respect to the underlying collateral.
CRIIMI MAE believes that all transactions entered into to date have had such satisfactory arrangements.

Equity in Earnings from Investments
-----------------------------------
     Equity in earnings from investments increased by approximately $2.0 million or 73% to $4.7 million during 1996 as compared to $2.7 million during 1995. The increase was primarily due to increases in earnings from the Services Partnership as a result of a one-time receipt in the fourth quarter of 1996 of previously unpaid servicing fees (which was aproximately $1.4 million, net) on a group of multi-family loans, as well as servicing fees earned in connection with additional acquisition of Subordinated CMBS.

Other Investment Income
-----------------------
     Other investment income increased by approximately $501,000 or 23% to $2.6 million during 1996 as compared to $2.1 million during 1995. This increase was primarily attributable to income earned from the short-term investment of CRIIMI MAE mortgage disposition proceeds pending paydown of the related securitized debt. During 1996, ten CRIIMI MAE mortgages prepaid resulting in net proceeds of approximately $52 million as compared to the 1995 disposition of six CRIIMI MAE mortgages resulting in net proceeds of approximately $14 million. Other investment income from CRI Liquidating did not change significantly. Partially offsetting this increase to other investment income was a decrease in fees recognized related to the setup of servicing assets during 1996 as compared to 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Expense
----------------
     Interest expense increased by approximately $13.2 million or 27% to approximately $63.1 million for 1996 from approximately $49.9 million for 1995. This increase was principally a result of additional amounts borrowed in connection with the acquisition of Subordinated CMBS during 1996 and 1995 and the higher rate on the longer-term, fixed-rate financings completed in the fourth quarter of 1995. Although the December 1996 refinancing resulted in a higher cost of financing than the repurchase agreement cost, the impact on 1996 earnings was insignificant. Partially offsetting these increases was a reduction in interest expense as a result of the expiration of interest rate collars in 1995 and the temporary use of proceeds from equity offerings of $52.8 million to paydown repurchase agreement debt pending purchase of Subordinated CMBS.

General and Administrative Expenses
-----------------------------------
     General and administrative expenses increased by approximately $2.1 million or 40% to $7.4 million for 1996 as compared to $5.3 million for 1995. This increase was primarily due to a full year of certain expenses in 1996 as compared to only six months of expenses in 1995, as well as due to growth in CRIIMI MAE's operations during 1996 and 1995.

Fees to Related Party
---------------------
     Total fees to related party were comprised of annual fees and incentive fees paid to CRIIMI MAE's former Adviser, CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) and CRI Liquidating's Adviser. From inception through June 30, 1995, the Adviser received certain fees for managing CRIIMI MAE's portfolio. In connection with the Merger, effective June 30, 1995, CRIIMI MAE was no longer required to pay any fees to the Adviser. The Adviser continues to receive fees for managing CRI Liquidating's portfolio.

     Total fees to related party decreased by approximately $1.5 million or 80% to approximately $382,000 for 1996 from approximately $1.9 million for 1995. This decrease was primarily the result of the termination of CRIIMI MAE's advisory agreement on June 30, 1995 in connection with the Merger. Contributing to the decrease in fees to related party was a reduction in the annual fees payable by CRI Liquidating resulting from its reduced asset base during 1996 and 1995. Incentive fees paid as a result of the disposition of CRI Liquidating's mortgages during 1996 and 1995 were approximately $569,000 and $0, respectively, which were netted with gains on mortgage dispositions.

Amortization of Assets Acquired in the Merger
---------------------------------------------
     In connection with the Merger, CRIIMI MAE acquired certain assets, $28.9 million of which are being amortized using the straight line method over 10 years beginning June 30, 1995. Since the Merger was accounted for under the purchase method of accounting, which resulted in recording the purchased assets at fair value, there are significant non-cash amortization expenses related to these assets. As a result, amortization of assets acquired in the Merger was approximately $2.9 million for 1996 as compared to $1.4 million for 1995.

Adjustment to Hedges for Valuation and Sales
--------------------------------------------
     During 1996, CRIIMI MAE recognized a charge to income for adjusting hedges to fair value of $179,000, which compares to $2.4 million recognized during 1995 due to the sale and/or termination of certain of its interest rate cap agreements and credit facilities, along with charges to income to adjust the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

hedges to fair value (As further discussed below in "Results of Operations - 1995 versus 1994").

Gains/Losses on Mortgage Dispositions
-------------------------------------
     Net gains on mortgage dispositions increased by approximately $8.1 million, or 540%, to approximately $9.6 million for 1996 from approximately $1.5 million for 1995. Gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage assets disposed of during the period. The proceeds realized from the disposition of a mortgage asset are based on the net coupon rates of the specific mortgage assets disposed of in relation to prevailing long-term interest rates at the date of disposition. The increase in net gains on mortgage dispositions is due primarily to the disposition of CRI Liquidating mortgages for 1996 as compared to 1995 (the net losses on the disposition of CRIIMI MAE mortgages did not change materially for 1996 as compared to 1995). During 1996, 11 CRI Liquidating mortgage assets were disposed of resulting in net financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million. This compares to the disposition of 22 CRI Liquidating mortgage assets during 1995 that generated net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million.

Results of Operations
---------------------
1995 versus 1994
----------------
     Tax Basis Income
     ----------------
     CRIIMI MAE earned approximately $25.3 million in tax basis income during 1995 as compared to approximately $29.6 million during 1994. On a per share basis, tax basis income decreased to $0.89 per weighted average share in 1995
from $1.17 in 1994.   Although ordinary income increased from approximately
$18.6 million in 1994 to approximately $19.8 million in 1995, on a per share basis ordinary income decreased from $0.73 per weighted average share in 1994 to $0.70 per weighted average share in 1995, as a result of a 13% increase in the weighted average shares outstanding during 1995 resulting from equity issuances during 1994 and 1995. The primary factors resulting in the increase in ordinary
income were as follows:   Mortgage income and income from Subordinated CMBS
increased as a result of additional purchases made during 1994 and 1995, although these items were partially offset by a decrease in mortgage income earned on CRI Liquidating's mortgage assets due to mortgage dispositions during 1994 and 1995 in accordance with CRI Liquidating's business plan. Additionally, equity in earnings from investments and other investment income increased as a result of the mortgage servicing and advisory revenue streams acquired in the Merger during 1995 and an increase in short-term investment income. Partially offsetting the increases in income from these revenue streams was an increase in interest expense as a result of additional amounts borrowed under debt facilities to acquire mortgages and Subordinated CMBS, as well as an increase in short-term interest rates during 1994 and 1995. Additionally, annual and incentive fees paid to CRIIMI MAE's and CRI Liquidating's Adviser decreased as a result of the termination of the advisory agreement in connection with the Merger and due to CRI Liquidating's reduced asset base during 1994 and 1995.
The decrease in CRIIMI MAE's annual and incentive fees was partially offset by an increase in general and administrative expenses as a result of the Merger and
CRIIMI MAE's growth during 1995.   Net capital gains decreased from
approximately $11.0 million in 1994 to approximately $5.4 million in 1995. On a per share basis, net capital gains decreased from $0.44 per weighted average share in 1994 to $0.19 per weighted average share in 1995. The decrease in net capital gains was primarily attributable to a decrease in net gains from the disposition of CRI Liquidating's assets, as discussed below. The non-cash purchase accounting amortization expense and the adjustment to hedges described

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

below do not impact tax basis income.

     Financial Statement Net Income
     ------------------------------
     Net income for financial statement purposes was approximately $18.5 million for 1995, a 29% decrease from approximately $26.0 million for 1994. On a per share basis, financial statement net income decreased to $0.65 per weighted average share for 1995 from $1.07 for 1994. The factors described in the preceding paragraph also impacted net income for financial statement purposes except for the following: (1) mortgage income decreased slightly for financial statement purposes as compared to an increase for tax purposes due to the difference in mortgage income earned on CRI Liquidating's mortgage assets for financial statement purposes versus tax basis income and (2) during 1995, non-cash amortization of assets acquired in the Merger and an adjustment to hedges for valuation and sales in connection with the refinancings completed during the second half of 1995 was required for financial statement purposes, but was not a component of tax basis income. Descriptions of the changes in financial statement net income are discussed below.

Mortgage Income
---------------
     Mortgage income on an aggregate basis did not vary materially during 1995 as compared to 1994. The increase in income from mortgage assets, resulting from 1994 acquisitions of Government Insured Multifamily Mortgages held directly by CRIIMI MAE, was offset by a decrease in mortgage income as a result of CRI Liquidating's reduced asset base during 1994 and 1995.

Income from Subordinated CMBS
-----------------------------
     Income from Subordinated CMBS increased by approximately $10.1 million during 1995 as compared to 1994. This increase was a result of the acquisition of Subordinated CMBS at purchase prices aggregating approximately $38.9 million during the second half of 1994, and approximately $239.2 million during 1995.

Equity in Earnings from Investments
-----------------------------------
     Equity in earnings from investments increased by approximately $395,000 or 17% during 1995 as compared to 1994 primarily due to increases in earnings from the Services Partnership and the Services Corporation as a result of additional revenue streams acquired in the Merger.

Other Investment Income
-----------------------
     Other investment income increased by approximately $1.0 million in 1995 as compared to 1994. This increase was primarily attributable to income earned from the short-term investment of CRI Liquidating's mortgage disposition proceeds received in January 1995 pending the distribution to shareholders on March 31, 1995. Also contributing to this increase was the recognition of interest income on the note receivable from CRI which was acquired by CRIIMI MAE in connection with the Merger and fees recognized related to the setup of servicing assets during the third and fourth quarters of 1995.

Interest Expense
----------------
     Interest expense increased by approximately $10.6 million or 27% to approximately $49.9 million for 1995 from approximately $39.2 million for 1994. This increase was principally a result of additional amounts borrowed in connection with the acquisition of Subordinated CMBS and mortgage assets during 1995 and 1994, the higher rate on the long-term, fixed-rate financings and an increase in short-term interest rates on floating-rate borrowings. Partially offsetting these increases was a decrease in interest expense as a result of the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

expiration of CRIIMI MAE's interest rate collars during the first and third quarters of 1995.

Adjustment to Hedges for Valuation and Sales
--------------------------------------------
     During the third quarter of 1995, in connection with the refinancings during late 1995, CRIIMI MAE sold two interest rate cap agreements resulting in the recognition of a one-time loss of approximately $833,000. Additionally, in the latter part of 1995, certain interest rate protection agreements no longer qualified for hedge accounting, and were accounted for at fair value, which resulted in a charge to income of approximately $787,000. Additionally, during the third quarter of 1995, CRIIMI MAE terminated the Revolving Credit Facility and recognized a one-time charge to income of approximately $325,000, representing the unamortized costs incurred in connection with the establishment of this facility. Additionally, during the fourth quarter of 1995, a charge to income of $448,000 was recognized for hedge adjustments to fair value. Thus, a total adjustment to hedges for valuation and sales of approximately $2.4 million was recognized for 1995. No such adjustments were recognized during 1994.

Fees to Related Party
---------------------
     Total fees to related party decreased by approximately $1.9 million or 49% to approximately $1.9 million for 1995 from approximately $3.8 million for 1994 primarily as a result of the termination of the Advisory Agreement in connection with the Merger. Contributing to the decrease in fees to related party was a reduction in the annual fees payable by CRI Liquidating resulting from its reduced asset base during 1994 and 1995.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued


Gains/Losses on Mortgage Dispositions
-------------------------------------
     Net gains on mortgage dispositions decreased by approximately $11.5 million or 88% to approximately $1.5 million for 1995 from approximately $13.0 million for 1994. Gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage assets disposed of during the period. During 1995, 22 CRI Liquidating mortgage assets representing 33% of the tax basis carrying value of the portfolio as of December 31, 1994 were disposed of resulting in net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million. This compares to the disposition of 19 CRI Liquidating mortgage assets during 1994 representing 25% of the tax basis carrying value of the portfolio as of December 31, 1993 that generated net financial statement gains of approximately $12.5 million and tax basis gains of approximately $18.3 million. Additionally, during 1994, seven CRIIMI MAE mortgage assets were disposed of resulting in net financial statement gains of approximately $446,000 and net tax basis gains of approximately $646,000.

Cash Flow
---------
1996 versus 1995
----------------
     Net cash provided by operating activities increased for 1996 as compared to 1995 primarily due to an increase in net income, as previously discussed and a decrease in utilization of working capital as compared to 1995. The change in working capital utilization is due to a change in the timing and amount of mortgage asset income collection and interest expense payment as a result of an increase in Subordinated CMBS assets and the various financing facilities entered into during 1995 and 1996.

     Net cash used in investing activities decreased for 1996 as compared to 1995. Although purchases of Subordinated CMBS increased for 1996 as compared to 1995, as the company executed its business plan, the following items offset that increase: greater amounts received from the 1996 disposition of CRIIMI MAE mortgages due primarily to prepayments; decreases in purchases of mortgages and advances on construction loans as CRIIMI MAE changes its investment focus; and increases in distributions from equity investments primarily as a result of increased net servicing income and prepayment of mortgages in the AIM funds. Also contributing to the reduction in net cash used in investing activities was a decrease in the payment of deferred costs.

     Net cash provided by financing activities decreased for 1996 as compared to 1995 primarily due to decreased proceeds from debt issuances, net of principal payments made. Partially offsetting this decrease was an increase in proceeds from equity offerings primarily as a result of the Preferred Stock offerings in 1996. Also contributing to the reduction in cash provided by financing activities were higher dividends paid resulting from increased net income.

Cash Flow
---------
1995 versus 1994
----------------
     Net cash provided by operating activities decreased for 1995 as compared to 1994 primarily from an increase in receivables and other assets as a result of the assignment of a mortgage to HUD during the fourth quarter of 1995, resulting in accrued assignment proceeds receivable of approximately $2.4 million. The increase in accrued interest receivable was also attributable to acquisitions of Subordinated CMBS during 1995. Also contributing to the decrease in net cash provided by operating activities was an increase in the amount and frequency of interest payments as a result of additional borrowings during 1995. The decrease in net income, as previously discussed, also contributed to the decrease in net cash provided in operating activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

     Net cash used in investing activities increased by an insignificant amount for 1995 as compared to 1994. Although mortgage acquisitions and advances on construction loans decreased during 1995 as compared to 1994 this decrease was offset by increases in Subordinated CMBS acquisitions and a decrease in proceeds from the disposition of CRI Liquidating's mortgage investments.

     Net cash provided by financing activities increased for 1995 as compared to 1994 primarily due to an increase in proceeds from debt issuances to approximately $1.2 billion in 1995 from approximately $311 million in 1994 as a result of the fixed-rate refinancings which occured in late 1995. This increase was partially offset by an increase in principal payments on debt obligations to approximately $941.7 million in 1995 from approximately $162.4 million in 1994 as a result of the paydown of CRIIMI MAE's floating-rate debt. Also contributing to the decrease in net cash provided by financing activities was a decrease in net proceeds from the issuance of common stock to approximately $14.0 million in 1995 from approximately $56.8 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Financial Flexibility
--------------------
     CRIIMI MAE uses proceeds from long-term, fixed-rate debt refinancings, repurchase agreements, other borrowings, an unsecured working capital line of credit, return of capital from its investment in CRI Liquidating (which will terminate after 1997) and issuances of capital stock to meet is capital requirements. As previously discussed, CRIIMI MAE substantially reduced the impact of changing interest rates on its financial results through a refinancing during December 1996 and through three separate refinancings during the second half of 1995. Changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 75% of CRIIMI MAE's consolidated debt as of December 31, 1996. Fluctuations in interest rates will continue to impact the value on that portion of CRIIMI MAE's mortgage assets which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining floating-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. However, as previously discussed, CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged, and as of December 31, 1996, 100% of CRIIMI MAE's outstanding floating-rate debt is hedged with interest rate cap agreements that have a weighted average strike price of 6.2%. The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying asset. In certain circumstances, including, among other things, increases in interest rates, changes in market spreads, or decreases in credit quality of the underlying asset, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. From time to time, CRIIMI MAE has been required to fund such additional collateral needs. In each instance and currently, CRIIMI MAE has had adequate unencumbered assets to meet its operating, investing and financing requirements and management continually monitors the levels of unencumbered collateral.

     CRIIMI MAE's ability to extend or refinance debt facilities upon maturity will depend upon a number of variables including, among other things, CRIIMI MAE's financial condition and its then current and projected results from operations which are impacted by a number of variables. As previously discussed, in March 1996, CRIIMI MAE entered into a three-year master repurchase

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

agreement to finance investments in lower-rated Subordinated CMBS. Management intends to utilize this facility to replace a portion of existing floating-rate debt on Subordinated CMBS which is scheduled to mature over the next 12 months and/or to finance additional investments in lower rated Subordinated CMBS. Additionally, in December 1996, CRIIMI MAE consummated a transaction that refinanced floating-rate, short-term with longer-term, fixed rate financing related to its purchases of Subordinated CMBS. Management continuously monitors CRIIMI MAE's overall financing and hedging strategy in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

     CRIIMI MAE's repurchase agreements are executed through a sale of securities with a simultaneous agreement to repurchase them in the future at the same price plus a contracted rate of interest. If the counterparty to the repurchase agreement defaults on its obligation to sell the securities back to CRIIMI MAE, then CRIIMI MAE could suffer an economic loss. At December 31, 1996, CRIIMI MAE had repurchase agreements with German American Capital Corporation and Nomura Grand Cayman, Ltd. which has such counterparty credit risk.

     For the year ended December 31, 1996, CRIIMI MAE's weighted average cost of borrowing, (including amortization of discounts and deferred financing fees of approximately $2.8 million) was approximately 7.7%. As of December 31, 1996, CRIIMI MAE's debt-to-equity ratio was approximately 2.8 to 1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0.

Dividends
---------
     CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's capital stock. Tax basis income, as well as financial statement net income and recurring earnings increased in 1996 as compared to 1995 and, as a result, total dividends increased. Specifically, during the first three quarters of 1996, CRIIMI MAE increased its quarterly common stock dividend to $.30 per share and increased its fourth quarter common stock dividend to $.32 per share, for a total common stock dividend of $1.22 per share, consisting of $.91 ordinary income and $.31 of long-term capital gains. This compares to common stock dividends of $.225 per share paid for the first and second quarters of 1995 and $.235 per share paid for the third and fourth quarters of 1995, for a total dividend of $.92 per share, consisting of $.73 ordinary income and $.19 long-term capital gain. In addition to the dividends paid on common shares, CRIIMI MAE paid $.68 and $.727 per Series B Preferred Share for the third and fourth quarters of 1996, respectively. There were no Preferred Shares outstanding prior to the third quarter of 1996.

     Although the mortgage assets held by CRIIMI MAE and its subsidiaries yield a fixed monthly payment once purchased, the cash dividends paid by CRIIMI MAE may vary during each period due to several factors. The factors which impact CRIIMI MAE's dividend include (i) the level of income earned on CRIIMI MAE's or its subsidiaries' mortgage security collateral depending on prepayments, defaults, etc., (ii) the level of income earned on uninsured mortgage assets, such as Subordinated CMBS, which varies depending on prepayments, defaults, etc. (iii) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate CRIIMI MAE pays on its refinanced debt, (iv) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends, (v) the yield at which principal from scheduled monthly mortgage asset payments, mortgage dispositions and distributions from its subsidiaries can be reinvested, (vi) changes in operating expenses, (vii) dividends paid on Preferred Shares and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

(viii) through 1997, the distributions which CRIIMI MAE receives on its CRI Liquidating shares. CRIIMI MAE's dividends will also be impacted by the timing and amounts of cash flows attributable to its new lines of business - mortgage servicing, advisory and origination services.

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

     CRIIMI MAE intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940 (the "Investment Company Act"). The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (Qualifying Interests). Under current interpretation by the staff of the Securities and Exchange Commission (SEC), in order to qualify for this exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests. Therefore, the type and amount of assets CRIIMI MAE may acquire may be limited by the Investment Company Act. In addition to holding Government Insured Multifamily Mortgages and other mortgage assets, CRIIMI MAE also purchases and owns Subordinated CMBS. In purchasing any mortgage assets, including Subordinated CMBS, CRIIMI MAE draws upon its mortgage servicing, advisory and underwriting departments to perform due diligence on such mortgage assets (including in the case of Subordinated CMBS, the underlying mortgages). CRIIMI MAE will generally acquire Subordinated CMBS only when such mortgage assets are collateralized by pools of first mortgage loans, CRIIMI MAE can monitor the performance of the underlying mortgage loans, and when CRIIMI MAE has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. Accordingly, CRIIMI MAE believes that such Subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act and, thus, CRIIMI MAE should not be required to register as an "investment company" under such Act. If the SEC or its staff were to take a different position with respect to whether CRIIMI MAE's Subordinated CMBS constitute Qualifying Interests, CRIIMI MAE could be required to: (i) modify its business plan or (ii) register as an investment company (see Note 7).

OTHER EVENTS
------------


     In June 1995, Edge Partners, L.P. (the Plaintiff), derivatively on behalf of CRIIMI MAE, filed a Derivative Complaint in the District Court of Maryland, Southern Division. This complaint was dismissed in December 1995. The Plaintiff filed a First Amended Class and Derivative Complaint (the Complaint) in February 1996. The Complaint names as defendants each of the Directors who served on the board at the time of the Merger and CRIIMI MAE as a nominal defendant.

     Count I of the complaint alleges violations of Section 14(a) of the Exchange Act for issuing a materially false and misleading proxy in connection with the Merger and brings such count individually on its own behalf and asks the court to certify such count as a class action. Count II alleges a breach of fiduciary duty owed to CRIIMI MAE and its shareholders and purports to bring such count derivatively in the right of and for the benefit of CRIIMI MAE.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

Through the Complaint, the Plaintiff seeks, among other relief, that unspecified damages be accounted to CRIIMI MAE, that the stockholder vote in connection with the Merger be null and void, and that certain salaries and other remuneration paid to the Directors be returned to CRIIMI MAE.

     In November 1996, each defendant filed an Answer to the Complaint. Discovery proceedings began in December 1996 and are continuing. Management believes the suit is without merit and does not expect the case to have a material adverse financial impact on CRIIMI MAE.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
  CRIIMI MAE Inc.

     We have audited the accompanying consolidated balance sheets of CRIIMI MAE Inc. (CRIIMI MAE) and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of CRIIMI MAE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRIIMI MAE and its subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Washington, D.C.
February 17, 1997

                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                          December 31,
                                                   1996              1995
                                               --------------    ------------
Assets:
  Mortgage Assets:
    Mortgage security collateral, at
      amortized cost                           $  618,133,219    $  674,289,774
    Subordinated CMBS,
      at amortized cost                           564,335,400       278,400,699
    Mortgages, at fair value                       72,976,503       132,823,515

  Equity Investments                               35,059,648        37,137,786

  Receivables and Other Assets                     65,774,174        64,073,725
  Cash and cash equivalents                        10,966,354        16,577,407
                                               --------------    --------------
      Total assets                             $1,367,245,298    $1,203,302,906
                                               ==============    ==============

Liabilities:
  Securitized Mortgage Obligations:
    Mortgage security collateral               $  590,222,369    $  645,260,921
    Subordinated CMBS                             142,000,000                --
  Repurchase Agreements-Subordinated CMBS         241,137,588       187,947,276
  Bank Term Loans                                   8,897,880        21,227,880
  Payables and accrued expenses                    11,798,073        10,929,366
                                               --------------    --------------
        Total liabilities                         994,055,910       865,365,443
                                               --------------    --------------
Minority interests in
  consolidated subsidiary                          26,518,125        52,233,520
                                               --------------    --------------
Commitments and contingencies

Shareholders' equity:
  Convertible Preferred stock                          24,900                --
  Common stock                                        319,128           309,356
  Net unrealized gains on mortgage
    assets                                          8,916,228        16,138,649
  Additional paid-in capital                      342,462,380       274,226,356
                                               --------------    --------------
                                                  351,722,636       290,674,361


Less treasury stock, at cost-
  538,635 and 528,594 shares, respectively         (5,051,373)       (4,970,418)
                                               --------------    --------------
        Total shareholders' equity                346,671,263       285,703,943
                                               --------------    --------------
        Total liabilities and shareholders'
          equity                               $1,367,245,298    $1,203,302,906
                                               ==============    ==============

                                      The accompanying notes are an integral
                                      part of these consolidated financial
                                      statements.

                                                     CRIIMI MAE INC.
                                            CONSOLIDATED STATEMENTS OF INCOME

                                                                 For the years ended December 31,
                                                            1996                  1995             1994
                                                        ------------         ------------      ------------

Income:
  Mortgage income                                       $ 56,911,670         $ 66,114,642      $ 67,043,342
  Income from Subordinated CMBS                           41,713,126           11,104,576           975,835
  Equity in earnings from investments                      4,685,269            2,704,846         2,309,685
  Other investment income                                  2,645,354            2,144,287         1,112,938
                                                        ------------         ------------      ------------
                                                         105,955,419           82,068,351        71,441,800
                                                        ------------         ------------      ------------
Expenses:
  Interest expense                                        63,078,767           49,852,672        39,244,621
  General and administrative                               7,409,143            5,280,281         4,279,489
  Fees to related party                                      382,050            1,909,304         3,761,118
  Amortization of assets acquired in the Merger            2,881,824            1,435,356                --
  Adjustment to hedges for valuation and sales               178,750            2,393,106                --
  Provision for settlement of litigation                          --             (656,127)         (557,340)
                                                        ------------         ------------      ------------
                                                          73,930,534           60,214,592        46,727,888
                                                        ------------         ------------      ------------
Income before mortgage dispositions and
  minority interests                                      32,024,885           21,853,759        24,713,912

Mortgage dispositions:
  Gains                                                   10,071,696            1,819,176        13,482,665
  Losses                                                    (470,336)            (317,578)         (483,357)
                                                        ------------         ------------      ------------
Income before minority interests                          41,626,245           23,355,357        37,713,220

Minority interests in net income of
  consolidated subsidiary                                 (6,386,388)          (4,821,268)      (11,703,101)
                                                        ------------         ------------      ------------

Net income                                              $ 35,239,857         $ 18,534,089      $ 26,010,119

Preferred dividends                                       (3,526,451)                  --                --
                                                        ------------         ------------      ------------
Net income available to common
  shareholders                                          $ 31,713,406         $ 18,534,089      $ 26,010,119
                                                        ============         ============      ============

Earnings per share:
    Primary                                             $       1.03         $       0.65      $       1.07
                                                        ============         ============      ============

Shares used in computing primary earnings
  per share, exclusive of shares held
  in treasury                                             30,853,511         28,414,266          24,249,403
                                                        ============         ============      ============

                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

                                          CRIIMI MAE INC.
                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        For the years ended December 31, 1994, 1995 and 1996

                                                                  Net
                                                               Unrealized
                                  Preferred   Common Stock      Gains on     Additional                                   Total
                                  Stock Par       Par           Mortgage      Paid-in     Undistributed   Treasury    Shareholders'
                                    Value        Value        Investments     Capital       Net Income      Stock        Equity
                                  ---------   ------------   -------------  ------------  -------------  -----------  -------------
Balance, December 31, 1993        $      --   $    211,848   $  29,028,019  $195,561,015  $          --  $(9,512,103) $ 215,288,779

 Net income                              --             --              --            --     26,010,119           --     26,010,119
 Dividends of $1.07 per weighted
  average share                          --             --              --            --    (26,010,119)          --    (26,010,119)
 Return of capital of $0.14
  per weighted average share             --             --              --    (3,347,781)             --          --     (3,347,781)
 Net unrealized gains on
  mortgage assets                        --             --     (18,711,251)           --              --          --    (18,711,251)
Shares issued                            --         50,424              --    52,011,750              --   4,750,000     56,812,174
                                  ---------   ------------   -------------  ------------  -------------- -----------  -------------
Balance, December 31, 1994               --        262,272      10,316,768   244,224,984              --  (4,762,103)   250,041,921

 Net income                              --             --              --            --      18,534,089           --    18,534,089
 Dividends of $0.65 per weighted
  average share                          --             --              --            --     (18,534,089)          --   (18,534,089)
 Return of capital of $0.27
  per weighted average share             --             --              --    (7,742,508)             --           --    (7,742,508)
 Adjustment to net unrealized
  gains on mortgage assets               --             --       5,821,881            --              --           --     5,821,881
 Shares issued                           --        47,084               --    37,743,880              --           --    37,790,964
 Shares forfeited                        --            --               --            --              --     (208,315)     (208,315)
                                  ---------   ------------   -------------  ------------  -------------- ------------ -------------
Balance, December 31, 1995               --        309,356      16,138,649   274,226,356              --   (4,970,418)  285,703,943


 Net income                              --             --              --            --      35,239,857           --    35,239,857
 Dividends paid on preferred shares      --             --              --            --      (3,526,451)          --    (3,526,451)
 Dividends of $1.03 per weighted
  average common share                   --             --              --            --     (31,713,406)          --   (31,713,406)
 Return of capital of $0.19
  per weighted average share             --             --              --    (5,842,422)             --           --    (5,842,422)
 Conversion of preferred stock into
  common stock                         (750)         7,446              --        (6,696)             --           --            --
 Stock options exercised                 --          2,306              --     2,251,559              --           --     2,253,865
 Adjustment to net unrealized
  gains on mortgage assets               --             --      (7,222,421)           --              --           --    (7,222,421)
 Shares issued                       25,650             20              --    71,833,583              --           --    71,859,253
 Shares forfeited                        --             --              --            --              --      (80,955)      (80,955)
                                  ---------   ------------   -------------  ------------  -------------- ------------ -------------
Balance, December 31, 1996        $  24,900   $    319,128   $   8,916,228  $342,462,380  $           -- $ (5,051,373)$ 346,671,263
                                  =========   ============   =============  ============  ============== ============ =============


                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

                                                     CRIIMI MAE INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  For the years ended December 31,
                                                                           1996           1995              1994
                                                                       ------------  -------------      ------------
Cash flows from operating activities:
  Net Income                                                           $ 35,239,857  $  18,534,089      $ 26,010,119
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Amortization of discount and deferred financing
        costs on debt                                                     2,811,444      3,796,743         5,483,786
      Amortization of assets acquired in the Merger                       2,881,824      1,435,356                --
      Depreciation and other amortization                                   914,671        690,056           579,194
      Discount/Premium amortization on mortgage assets                     (880,349)    (1,482,052)         (985,369)
      Net gains on mortgage dispositions                                 (9,601,360)    (1,501,598)      (12,999,308)
      Equity in (earnings)/loss from investments                         (2,635,287)        33,943            49,032
      Valuation adjustment to hedges                                        178,750      2,393,106                --
      Minority interests in earnings of consolidated subsidiary           6,386,388      4,821,268        11,703,101
      Changes in assets and liabilities:
        Increase in receivables and other assets                         (2,036,158)    (6,802,887)       (1,362,585)
        Increase (decrease) in payables and
          accrued expenses                                                  723,315     (2,416,667)       (1,894,121)
         Increase (decrease) in interest payable                            645,612     (1,880,727)        4,069,697
                                                                      -------------  -------------      ------------
          Net cash provided by operating activities                      34,628,707     17,620,630        30,653,546
                                                                      -------------  -------------      ------------
Cash flows from investing activities:
  Purchase of mortgages and advances on construction loans                 (968,689)    (7,858,922)     (235,758,541)
  Purchase of Subordinated CMBS                                        (285,419,093)  (239,211,572)      (38,848,431)
  Payment of deferred costs                                                (102,696)    (1,139,725)       (1,319,201)
  Servicing rights contributed to Services Partnership                   (1,549,017)      (875,349)               --
  Distributions received from equity investments                          5,466,793        501,909           737,560
  Proceeds from mortgage dispositions                                   109,055,010     64,451,314        94,436,841
  Receipt of principal payments                                           5,955,067      6,699,927         6,201,127
  Other investing activities                                                253,292        560,792           253,292
                                                                      -------------  -------------      ------------
         Net cash used in investing activities                         (167,309,333)  (176,871,626)     (174,297,353)
                                                                      -------------  -------------      ------------

Cash flows from financing activities:
  Proceeds from debt issuances                                          534,166,951  1,159,487,990       310,618,324
  Principal payments on debt obligations                               (407,793,958)  (941,677,058)     (162,415,442)
  Increase in deferred financing costs                                   (5,226,281)    (8,222,044)       (4,370,145)
  Dividends (including return of capital) paid to
    shareholders, including minority interests                          (68,190,257)   (52,723,404)      (65,457,793)
  Repurchase of common stock                                                     --       (208,315)               --
  Proceeds from issuance of Convertible Preferred stock                  71,859,253             --                --
  Proceeds from the issuance of common stock                              2,253,865     14,028,063        56,812,174
                                                                      -------------  -------------      ------------
         Net cash provided by financing activities                      127,069,573    170,685,232       135,187,118
                                                                      -------------  -------------      ------------
Net (decrease) increase in cash and cash equivalents                     (5,611,053)    11,434,236        (8,456,689)

Cash and cash equivalents, beginning of year                             16,577,407      5,143,171        13,599,860
                                                                      -------------  -------------      ------------
Cash and cash equivalents, end of year                                $  10,966,354  $  16,577,407      $  5,143,171
                                                                      =============  =============      ============

                                  The accompanying notes are an integral part of these consolidated financial statements.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     CRIIMI MAE Inc. (CRIIMI MAE) is a full service commercial mortgage company structured as a self-administered real estate investment trust (REIT). CRIIMI MAE's portfolio of mortgage assets includes government insured and guaranteed mortgages secured by multifamily housing complexes located throughout the United States (Government Insured Multifamily Mortgages) and uninsured commercial mortgage loans and ownership interests in subordinated commercial mortgage backed securities (Suborindated CMBS). The Subordinated CMBS are purchased using a combination of debt and equity, are generally backed by first mortgages on multifamily and other commercial property and offer potential higher yields with increased risk. Before purchasing Subordinated CMBS, CRIIMI MAE and its affiliates utilize their multifamily and commercial real estate expertise to perform due diligence on the underlying collateral and require that certain control mechanisms, such as the ability to monitor the performance of the underlying mortgage loans, and control of workout/foreclosure proceedings, are in place. CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's capital stock.

     As a result of a shareholder-approved merger transaction (the Merger) with certain mortgage businesses affiliated with C.R.I., Inc. (CRI) (the CRI Mortgage Businesses) on June 30, 1995, CRIIMI MAE expanded its lines of business to include mortgage advisory services, mortgage servicing and mortgage origination. Through the Merger and as a result of employee additions, CRIIMI MAE has a team of mortgage, real estate and financial professionals to take advantage of the opportunities available for expanded acquisition of uninsured mortgage and mortgage-related products and services.

     CRIIMI MAE owns 100% of multiple financing and operating subsidiaries (discussed in Notes 6 and 9), approximately 57% of CRI Liquidating REIT, Inc. (CRI Liquidating), a finite-life, self-liquidating REIT which, through early 1997, held Government Insured Multifamily Mortgages, and various interests in other entities which either own or service mortgage assets.

     CRIIMI MAE has elected to qualify as a REIT for tax purposes. To qualify for tax treatment as a REIT under the Internal Revenue Code, CRIIMI MAE must meet certain income and asset tests. CRIIMI MAE closely monitors its activities, its income and its assets in an effort to ensure that it maintains its qualification as a REIT.

     CRIIMI MAE intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940 (the "Investment Company Act"). The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (Qualifying Interests). Under current interpretation by the staff of the Securities and Exchange Commission (SEC), in order to qualify for this exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests. Therefore, the type and amount of assets CRIIMI MAE may acquire may be limited by the Investment Company Act. In addition to holding Government Insured Multifamily Mortgages and other mortgage assets, CRIIMI MAE also purchases and owns Subordinated CMBS. In purchasing any mortgage asset, including Subordinated CMBS, CRIIMI MAE draws upon its mortgage servicing, advisory and underwriting departments to perform due diligence on such mortgage assets (including in the case of Subordinated CMBS, the underlying mortgages). CRIIMI MAE will generally acquire Subordinated CMBS only when such mortgage assets are collateralized by pools of first mortgage loans, CRIIMI MAE can monitor the performance of the underlying mortgage loans, and when CRIIMI MAE has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. Accordingly, CRIIMI MAE believes that such Subordinated CMBS constitute

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization - Continued

Qualifying Interests for purposes of the Investment Company Act and, thus, CRIIMI MAE should not be required to register as an "investment company" under such Act. If the SEC or its staff were to take a different position with respect to whether CRIIMI MAE's Subordinated CMBS constitute Qualifying Interests, CRIIMI MAE could be required: (i) to modify its business plan or (ii) to register as an investment company (See Note 7).

2.   Summary of Significant Accounting Policies

     Method of Accounting
     --------------------
          The consolidated financial statements of CRIIMI MAE are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates (see Note 7).

     Reclassifications
     -----------------
          Certain amounts in the consolidated financial statements for the years ended December 31, 1995 and December 31, 1994 have been reclassified to conform to the 1996 presentation.

     Consolidation and Minority Interests
     ------------------------------------
          The consolidated financial statements reflect the financial position, results of operations, and cash flows of CRIIMI MAE, CRI Liquidating, CRIIMI, Inc., CRIIMI Management, CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CRIIMI MAE Holding, Inc. and CRIIMI MAE Holding L.P. for all periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

          Since CRIIMI MAE owned approximately 57% of CRI Liquidating as of December 31, 1996, 1995 and 1994, respectively, the ownership interests of the other shareholders in the equity and net income of CRI Liquidating are reflected as minority interests in the accompanying consolidated financial statements.

          Additionally, the portion of equity and net income of CRIIMI MAE Holding L.P. not owned by CRIIMI MAE is reflected as minority interests in the accompanying consolidated financial statements.

     Assets Acquired in the Merger
     -----------------------------
          Assets acquired and costs incurred in connection with the Merger were recorded using the purchase method of accounting. The amounts allocated to the assets acquired were based on management's estimate of their fair values with the excess of purchase price over fair value allocated to goodwill.

          The AIM sub-advisory contracts and the mortgage servicing contracts transferred to the Services Partnership are amortized using the effective interest method over 10 years. This amortization is reflected through CRIIMI MAE's equity in earnings from investments. The remaining assets

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

     acquired by CRIIMI MAE, including goodwill, are amortized using the straight-line method over 10 years.

     Cash and Cash Equivalents
     -------------------------
          Cash and cash equivalents consist of money market funds, time and demand deposits and repurchase agreements with original maturities of three months or less.

     Mortgages and Mortgage Security Collateral
     ------------------------------------------
          CRIIMI MAE's consolidated investment in mortgages and mortgage security collateral is comprised of participation certificates evidencing a 100% undivided beneficial interest in Government Insured Multifamily Mortgages issued or sold pursuant to programs of the Federal Housing Administration (FHA) (FHA-Insured Loans) and mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities). Payment of principal and interest on FHA-Insured Loans is insured by the United States Department of Housing and Urban Development (HUD) pursuant to Title 2 of the National Housing Act. Payment of principal and interest on GNMA Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

          CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III and CRIIMI MAE QRS 1, Inc. have the intent and ability to hold their mortgage assets until maturity. Consequently, all of their mortgage assets have been classified as Held to Maturity and continue to be recorded at amortized cost as of December 31, 1996. Upon implementation of SFAS 115, CRIIMI MAE's mortgage assets (except for CRI Liquidating's mortgage assets) were classified as Held to Maturity based on CRIIMI MAE's intent and ability to hold such mortgage assets to maturity. Accordingly, such assets were recorded at amortized cost. However, during the fourth quarter of 1995, approximately $17.8 million, at amortized cost, of CRIIMI MAE's mortgage assets (not included in the financing subsidiaries) were reclassified to the Available for Sale category in accordance with the FASB publication, "A Guide to Implementation of Statement 115," resulting in unrealized gains of approximately $305,000. Such assets are recorded at fair market value with the difference between fair market value and amortized cost reflected as a component of shareholders' equity.

          CRI Liquidating Company's board of directors has approved a plan of complete liquidation and dissolution (the Plan) and has recommended that the shareholders of CRI Liquidating vote to approve the Plan at a Special Meeting of shareholders. CRI Liquidating has filed proxy materials with the SEC to solicit shareholder approval of the Plan. If the Plan is approved by the CRI Liquidating shareholders, CRI Liquidating will, pursuant to the Plan, dissolve and proceed to dispose of its assets a fter providing for its liabilities. In January 1997, in accordance with its Business Plan, CRI Liquidating sold the 11 remaining mortgage assets generating proceeds of approximately $54 million which resulted in financial statement gains and tax basis gains of approximately $14 million. Accordingly, as of December 31, 1996, $18.5 million of CRIIMI MAE's mortgage investments and all of CRI Liquidating's mortgage investments are recorded at fair value with the unrealized gains on those CRIIMI MAE mortgage investments and CRIIMI MAE's share of the net unrealized gains on CRI Liquidating's mortgage investments reported as a separate component of shareholders' equity. Subsequent increases or

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

     decreases in the fair value of mortgage investments classified as Available for Sale will be included as a separate component of shareholders' equity. Realized gains and losses for mortgage investments classified as Available for Sale will continue to be reported in earnings, as discussed below.

          The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage.

          Mortgage income is comprised of amortization of the discount plus the stated mortgage interest payments received or accrued less amortization of the premium.

     Subordinated CMBS
     -----------------
          CRIIMI MAE has the intent and ability to hold its Subordinated CMBS until maturity. Consequently, these mortgage assets are classified as Held to Maturity and are carried at amortized cost as of December 31, 1996 and 1995.
          Income from Subordinated CMBS is recognized based on the effective interest method using the anticipated yield over the expected life of these investments. Changes in yield resulting from prepayments are recognized over the life of the investment with recognition of a cumulative catch-up at the date of change from the original investment date. CRIIMI MAE recognizes impairment on its Subordinated CMBS whenever it determines that the impact of expected future credit losses, as currently projected, exceeds the impact of expected future credit losses as originally projected. Impairment losses are determined by comparing the current fair value of a Subordinated CMBS to its existing carrying amount, the difference being recognized as a loss in the current period on the consolidated statement of income. Reduced estimates of credit losses are recognized as an adjustment to the yield over the remaining life of the Subordinated CMBS.

     Equity Investments
     ------------------
          CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, owns all of the general partnership interests in the AIM Funds. The AIM Funds own mortgage assets which are substantially similar to those owned by CRIIMI MAE and CRI Liquidating. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges among the AIM Funds from 2.9% to 4.9%) from each of the AIM Funds. In addition, CRIIMI MAE indirectly owns a limited partnership interest in the adviser to the AIM Funds. CRIIMI MAE is utilizing the equity method of accounting for its investment in the AIM Funds and advisory partnership, which provides for recording CRIIMI MAE's share of net earnings or losses in the AIM Funds and advisory partnership reduced by distributions from the limited partnerships and adjusted for purchase accounting amortization. In connection with the Merger, discussed below in Note 3, CRIIMI MAE acquired an additional 10% interest in the adviser to the AIM Funds.

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

     Deferred Costs
     --------------
          Costs incurred in connection with the establishment of CRIIMI MAE's financing facilities are amortized using the effective interest method over the terms of the borrowings. Also included in deferred costs are mortgage selection fees, which were paid to the Adviser or were paid to the former general partners or adviser to the predecessor entities to CRI Liquidating (collectively, the CRIIMI Funds). These deferred costs are being amortized using the effective interest method on a specific mortgage basis from the date of the acquisition of the related mortgage to the expected dissolution date of CRI Liquidating or over the term of the mortgage for CRIIMI MAE. Upon disposition of a mortgage, the related unamortized fee is treated as part of the mortgage asset carrying value in order to measure the gain or loss on the disposition.

     Discount on Securitized Mortgage Obligation Issuances
     -----------------------------------------------------
          Discounts incurred in connection with the issuance of debt are amortized using the effective interest method over the projected term of the related debt which is based on management's estimate of prepayments on the underlying collateral and are included as a component of interest expense.

     Interest Rate Protection Agreements
     -----------------------------------
          CRIIMI MAE acquires interest rate protection agreements to reduce its exposure to interest rate risk. The costs of such agreements which qualify for hedge accounting are amortized over the interest rate agreement term. In the event that interest rate protection agreements are terminated, the associated gain or loss is deferred over the remaining term of the agreement, provided that the underlying hedged asset or liability still exists. Amounts to be paid or received under interest rate protection agreements are accrued currently and are netted with interest expense for financial statement presentation purposes. Additionally, in the event that interest rate protection agreements do not qualify as hedges, such agreements are reclassified to be investments accounted for at fair value, with any gain or loss included as a component of income.

     Shareholders' Equity
     --------------------
          CRIIMI MAE has authorized 60,000,000 shares of $.01 par value common stock and has issued 31,374,163 and 30,935,618 shares as of December 31, 1996 and 1995, respectively. All shares issued, exclusive of the shares held in treasury, are outstanding. As of December 31, 1996 and 1995, respectively, 7,346 and 7,421 shares were held for issuance pending presentation of predecessor units and were considered outstanding.

          CRIIMI MAE has authorized 25,000,000 shares of $.01 par value convertible preferred stock, of which 150,000 shares have been classified as Series A Preferred shares and 3,000,000 shares have been classified as Series B Preferred shares. At December 31, 1996, CRIIMI MAE has issued 150,000 Series A Preferred shares and 2,415,000 Series B Preferred shares. At December 31, 1996, 75,000 shares of Series A Preferred shares and

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

     2,415,000 shares of Series B Preferred shares are outstanding. At December 31, 1995, no shares of Series A Preferred shares and Series B Preferred shares were issued or outstanding.

     Income Taxes
     ------------
          CRIIMI MAE and CRI Liquidating have qualified and intend to continue to qualify as REITs under Sections 856-860 of the Internal Revenue Code.
     As REITs, CRIIMI MAE and CRI Liquidating do not pay taxes at the corporate level. Qualification for treatment as REITs requires CRIIMI MAE and CRI Liquidating to meet certain criteria, including certain requirements regarding the nature of their ownership, assets, income and distributions of taxable income. The income from certain CRIIMI MAE activities, origination and servicing, will not be considered as Qualifying income under Section 856. CRIIMI MAE will monitor and minimize the levels of Non-Qualifying income in order to meet REIT Qualification critiria.

          CRIIMI MAE and CRI Liquidating intend to distribute substantially all of their taxable income and, accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements. In 1996, CRIIMI MAE generated $0.003 per common share of excess inclusion income from its December 1996 refinancing. The excess inclusion income is taxable at the shareholder level as CRIIMI MAE intends to distribute substantially all of its taxable income. Excess inclusion cannot be offset by a net operating loss and is considered unrelated taxable business income under
     Section 511. CRIIMI MAE and CRI Liquidating, however, may be subject to tax at normal corporate rates on net income or capital gains not distributed.

     Per Share Amounts
     -----------------
          Per share amounts for 1996, 1995 and 1994 represent net income after payment of preferred dividends, dividends and return of capital, respectively, divided by the weighted average common shares outstanding during each year. The weighted average common shares outstanding include shares held for issuance pending presentation of predecessor units in the CRIIMI Funds.

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

          In connection with the Merger, the following significant non-cash investing and financing activities were recorded upon consummation of the Merger on June 30, 1995:

Assets Acquired
---------------
Investment in Services Corporation             $ 6,871,000(1)
Investment in Services Partnership                 538,000(1)
Note receivable                                  5,002,183(2)
Terminated contract and workforce               23,900,000(2)
Mortgage servicing assets                          881,000(2)
Goodwill                                         4,079,839(2)

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

Fixed assets                                       212,484(2)
Decrease in deferred costs                      (1,162,756)
Decrease in receivables and other
  assets                                          (250,000)
                                               -----------
Total assets acquired                          $40,071,750
                                               ===========
Liabilities assumed and stock issued
------------------------------------
Bank term loan                                 $ 9,100,000
Deferred compensation payable                    5,002,183
Merger costs payable                             2,206,666
Common stock issued                             22,262,901
Value of stock options issued                    1,500,000
                                               -----------
Liabilities assumed and stock issued           $40,071,750
                                               ===========

(1) Included in Equity Investments on the accompanying consolidated balance sheets as of December 31, 1996 and 1995.
(2) Included in Receivables and other assets on the accompanying consolidated balance sheet as of December 31, 1996 and 1995.

     Cash payments made for interest for the years ended December 31, 1996, 1995 and 1994 were $59,621,711, $47,936,656, and $29,691,138, respectively.

New Accounting Statements
-------------------------
     During 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities using a financial components approach that focuses on control. This statement provides consistent standards for distinguishing transfers of financial assets that are sold from transfers that are secured borrowings. Adoption of this statement is required on a prospective basis in fiscal years beginning after December 31, 1996. Management intends to adopt the statement in the fiscal year ending December 31, 1997 and does not believe that the impact of such adoption will be material to the financial statements.

     Additionally, the FASB issued SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". This statement defers the applicability of FAS 125 to repurchase agreements, dollar rolls, securities lending and certain other transactions that occur after December 31, 1997.

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

     The consideration paid by CRIIMI MAE in connection with the Merger was determined in negotiations between William B. Dockser and H. William Willoughby (collectively, the Principals) and the Special Committee. In the negotiations,

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Merger of CRI Mortgage Businesses - Continued

the Special Committee was assisted by Duff & Phelps Capital Markets Co. (Duff & Phelps) and considered the views of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, the financial adviser to CRIIMI MAE with respect to the merger proposal. Duff & Phelps rendered an opinion to the effect that the merger proposal was fair to CRIIMI MAE and its shareholders, other than the Principals, from a financial point of view.

     The Special Committee unanimously recommended the merger proposal to the Board of Directors. The Board of Directors (with the Principals abstaining) unanimously approved the merger proposal and recommended that the shareholders of CRIIMI MAE vote for the merger proposal. The merger proposal was approved by the shareholders of CRIIMI MAE at a meeting held on June 21, 1995. Holders of approximately 56% of the 26,888,456 shares outstanding as of the April 24, 1995 record date voted in favor of the Merger. Of the shares voted, the margin was
8.5 to 1 in favor of the Merger.

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

     The consideration paid by CRIIMI MAE (measured on the Closing Date) for the CRI Mortgage Businesses was approximately $32.9 million. Additionally, CRIIMI MAE incurred costs of approximately $3.3 million to execute the Merger. As part of the consideration paid in the Merger, CRIIMI MAE issued, on the Closing Date, 1,325,419 shares of common stock (Common Shares), which vested immediately, to each of the Principals. On the Closing Date, CRIIMI MAE issued, for services rendered in connection with the Merger, to certain executive officers (collectively, the Executive Officers) a total of 110,452 Common Shares. The Common Shares issued to the Executive Officers will vest in three equal installments on the first three anniversaries of the Closing Date. As a result of these transactions, the Principals and Executive Officers held approximately 10% of the 30,407,024 Common Shares issued and outstanding as of December 31, 1995.

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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Merger of CRI Mortgage Businesses - Continued

                                                                            Amortization
                                                                               Period
                                                Note          Amount           (Years)
                                                ----        -----------     -------------
AIM subadvisory contracts and certain
  mortgage servicing contracts                    1           7,409,000            10
Mortgage servicing assets                         2             881,000            10
Terminated contract and workforce                 3          23,900,000            10
Goodwill                                          4           4,079,839            10

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

     The employment agreements include provisions prohibiting the Principals from competing with CRIIMI Management, CRIIMI MAE or CRIIMI MAE's affiliated entities for at least six years after the Closing Date, unless the Principals' employment is terminated other than for "cause" or pursuant to an "involuntary resignation" (as such terms are defined in the employment agreements). However, subsequent to the Merger, the Principals continue to have a substantial economic interest in, and control over, CRI and its affiliates, which may continue to (1) be a general partner in, and have minority economic interests in, certain existing partnerships which, directly or indirectly, own equity or debt investments in multifamily or commercial properties, (2) engage in and manage trading operations in multifamily and related mortgages, and (3) through the Adviser, which is an

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Merger of CRI Mortgage Businesses - Continued

affiliate of CRI, serve as the adviser to CRI Liquidating.

     In addition to the Common Shares received, each of the Principals received from CRIIMI MAE options to purchase one million Common Shares at an exercise price equal to $1.50 per share more than the aggregate average of the high and low sale prices of Common Shares on the New York Stock Exchange during the ten trading days preceding the Closing Date, which average sale price was calculated at $8.27 per share (the Trading Price) and 500,000 Common Shares at an exercise price equal to $4.00 per share more than the Trading Price. The options vest in equal installments on the first five anniversaries of the Closing Date. The Executive Officers received options to purchase a total of 180,000 Common Shares at an exercise price equal to $1.50 per share more than the Trading Price. In addition, certain other officers (the Other Officers) of CRIIMI MAE received options to purchase a total of 50,000 Common Shares at an exercise price of $1.50 per share more than the Trading Price. These options vest in equal installments on the first three anniversaries of the Closing Date. The Principals', Executive Officers' and Other Officers' options expire on the
eighth anniversary of the Closing Date.   As of December 31, 1996, 30,832 option
shares have been forfeited and 230,668 have been exercised.

     As discussed in Note 14, in June 1995, a complaint was filed in the United States District Court for the District of Maryland against CRIIMI MAE's directors in connection with the Merger.

4.   Transactions with Related Parties

     Below is a summary of the related party transactions which occurred during the years ended December 31, 1996, 1995 and 1994. These items are described further in the text which follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

                                                                        For the years ended December 31,
                                                           1996                  1995               1994
                                                       ------------          ------------       ------------

PAYMENTS TO THE ADVISER:
------------------------
Annual fee - CRI Liquidating (b)(g)                    $    382,050          $    416,007       $    696,342
Incentive fee - CRI Liquidating (g)(f)                      568,638                    --            394,812
Annual fee - CRIIMI MAE (a)(b)(h)                                --             1,493,297          2,567,101
Incentive fee - CRIIMI MAE (b)                                   --                    --            497,675
Mortgage selection fees - CRIIMI MAE (c)                         --               212,909          1,570,415
                                                       ------------          ------------       ------------
     Total                                             $    950,688          $  2,122,213       $  5,726,345
                                                       ============          ============       ============
PAYMENTS TO CRI:
----------------
Expense reimbursement - CRIIMI MAE (d)(i)              $    674,674          $  1,302,074       $  1,524,440
Expense reimbursement - CRI Liquidating (d)(j)                   --               125,482            285,423
                                                       ------------          ------------       ------------
     Total                                             $    674,674          $  1,427,556       $  1,809,863
                                                       ============          ============       ============
AMOUNTS RECEIVED OR ACCRUED FROM RELATED PARTIES:
------------------------------------------------

CRI/AIM Investment Limited Partnership (e)(h)          $    765,050         $     738,362       $    700,000
                                                       ============         =============       ============



Expense Reimbursements to CRIIMI Management
-------------------------------------------
CRI Liquidating and the AIM Funds (d)(j)               $    363,669          $    183,650      $          --
Services Partnership (d)(j)                               1,944,974               576,483                 --
                                                       ------------         -------------      -------------
                                                       $  2,308,643          $    760,133      $          --
                                                       ============         =============      =============

(a)  In connection with the Merger, effective June 30, 1995, CRIIMI MAE became a self-administered REIT, and as of that date is no longer required to make payments to the Adviser.
(b)  Included in the accompanying consolidated statements of income as fees to related party.
(c)  Included as receivables and other assets on the accompanying consolidated balance sheets and amortized over the expected mortgage life.
(d)  Included as general and administrative expenses on the accompanying consolidated statements of income.
(e)  Included as equity in earnings from investments on the accompanying consolidated statements of income.
(f)  Netted with gains on mortgage dispositions on the accompanying consolidated statements of income.
(g)  As a result of reaching certain specified performance goals during 1996, 1995, and 1994, CRI Liquidating paid deferred annual fees of $168,307 (which included $86,739 for 1995), $28,467 and $118,659, respectively.
(h)  As of June 1, 1993, pursuant to the First Amendment to the CRI Insured Mortgage Association, Inc. advisory agreement (the
     Advisory Agreement), CRI guaranteed that CRIIMI MAE would receive an annual distribution from CRI/AIM Investment Limited
     Partnership of $700,000.  CRIIMI MAE was granted the right to reduce the amounts paid to the Adviser by the difference between the guaranteed $700,000 distribution and the amount actually paid to CRIIMI MAE by CRI/AIM Investment Limited Partnership.  As
     such, the amounts paid to the Adviser for the years ended December 31, 1995 and 1994 were reduced by $158,811 and $312,222, respectively, which represents the difference between the guaranteed distribution and the amount actually paid to CRIIMI MAE.
     This guarantee was terminated effective June 30, 1995 in connection with the transaction in which CRIIMI MAE a self-
     administered REIT.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

(i)  Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred by the
     Adviser on behalf of CRIIMI MAE.  In connection with the Merger, on June 30, 1995, CRIIMI MAE was no longer required to reimburse the Adviser, as these expenses are now directly incurred by CRIIMI MAE.  However, pursuant to an agreement between
     CRIIMI MAE and CRI (the CRI Administrative Services Agreement), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI MAE's business.  CRIIMI MAE uses the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by CRIIMI
     Management or provided by another service provider.  The CRI Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE.
(j)  Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred by the
     Adviser on behalf of CRI Liquidating and the AIM Funds.  The transaction in which CRIIMI MAE became a self-administered REIT had no impact on CRI Liquidating's or the AIM Funds' financial statements except that the expense reimbursements previously paid to CRI, are, effective June 30, 1995, paid to CRIIMI Management.  Additionally, effective June 30, 1995, CRIIMI Management is reimbursed for its employees' time and expenses incurred on behalf of CRIIMI MAE Services Limited Partnership.

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

     The Merger had no impact on the payments required to be made by CRI Liquidating, except that the expense reimbursements previously paid by CRI Liquidating to CRI in connection with the provision of services by its Adviser are paid to CRIIMI Management subsequent to June 30, 1995.

     CRIIMI MAE has entered into a deferred compensation arrangement with William B. Dockser and H. William Willoughby (collectively, the Principals) in the aggregate amount of $5,002,183 pursuant to which CRIIMI MAE agreed to pay each of the Principals for services performed in connection with structuring the Merger. CRIIMI MAE's obligation to pay the deferred compensation is limited, with certain exceptions, to the creation of an irrevocable grantor trust for the benefit of the Principals and to the transfer to such trust of the right to receive such deferred compensation in the amount of $5,002,183 (the Note Receivable). The deferred compensation is fully vested and payable only to the extent that CRI continues to make principal payments on the Note Receivable. However, in the event of bankruptcy or a similar event affecting CRIIMI MAE, the remaining trust corpus would revert back to CRIIMI MAE, and the Principals would become unsecured creditors of CRIIMI MAE. Payments of principal and interest on the Note Receivable and the deferred compensation are payable quarterly and terminate on June 30, 2005. Both the Note Receivable and the deferred compensation obligation bear interest at the prime rate (8.25% as of December 31, 1996) plus 2% per annum. During the year ended December 31, 1996 and 1995, CRIIMI MAE, through CRIIMI Management, recognized interest income of approximately $470,000 and $267,000, respectively, on the Note Receivable, which is included in other investment income on the accompanying consolidated statements of income, and recognized interest expense of approximately $470,000 and $267,000, respectively on the deferred compensation obligation, which is included in interest expense on the accompanying consolidated statements of income. The deferred compensation obligation and the Note Receivable are included in Payables and accrued expenses and Receivables and other assets, respectively, on the accompanying consolidated balance sheets as of December 31, 1996 and December 31, 1995.

     Since the Merger, through one of its affiliates, the Services Partnership, CRIIMI MAE has increased its mortgage advisory and servicing activities in conjunction with its purchases of Subordinated CMBS by acquiring certain servicing rights for the mortgage loans collateralizing these purchases. These servicing rights allow CRIIMI MAE to monitor the performance of its investments in Subordinated CMBS and provide CRIIMI MAE with appropriate workout/foreclosure

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

rights with respect to the underlying collateral. As of February 1, 1997, the Services Partnership was responsible for a variety of servicing functions on a mortgage loan portfolio of approximately $6.4 billion. The servicing contracts are contributed to the Services Partnership and increase CRIIMI MAE's interest in that partnership. As of December 31, 1996, CRIIMI MAE held a 33% general partnership interest in the Services Partnership. The Services Partnership provides mortgage servicing and advisory services to third parties, CRIIMI MAE, and the AIM Funds on a fee basis. CRIIMI MAE, through CRIIMI Management, manages the Services Partnership as general partner.

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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Fair Value of Financial Instruments - Continued

                                                         As of December 31, 1996             As of December 31, 1995
                                                      Amortized Cost       Fair Value     Amortized Cost      Fair Value
                                                      --------------     ------------     --------------    ------------

ASSETS
Mortgage security collateral                          $  618,133,219     $618,823,121     $  674,289,774    $685,141,970

Mortgages                                                 57,409,073       72,976,503        104,507,083     132,823,515

Subordinated CMBS                                        564,335,400      573,592,462        278,400,699     284,717,422

Cash and cash equivalents                                 10,966,354       10,966,354         16,577,407      16,577,407

Accrued interest receivable                               11,830,216       11,830,216          9,446,229       9,446,229

LIABILITIES

OBLIGATIONS UNDER FINANCING FACILITIES
  Securitized Mortgage Obligations:
    Mortgage security collateral                         590,222,369      585,293,708        645,260,921     662,602,136
    Subordinated CMBS                                    142,000,000      142,000,000                 --              --
  Repurchase Agreements - Subordinated
    CMBS                                                 241,137,588      241,137,588        187,947,276     187,947,276
  Bank Term Loans                                          8,897,880        8,897,880         21,227,880      21,227,880

OFF BALANCE SHEET
Interest rate protection
  agreements-asset                                      $  1,365,829     $    572,991       $  2,492,986    $  1,112,804


     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Mortgage Assets-Mortgage Security Collateral and Mortgages
-------------------------------------------------------------
     The fair value of the Mortgage Security Collateral and Mortgages is based on the quoted market price from an investment banking institution which trades these instruments as part of its day-to-day activities.

Mortgage Assets - Subordinated CMBS
-----------------------------------
     The fair value of the Subordinated CMBS is based on the price obtained from various investment banking institutions which trade Subordinated CMBS. The use of different market assumptions, valuation methodologies or both may have a material effect on the estimates of fair value. The fair value estimates presented herein are based on pertinent information available as of December 31, 1996. However, there is not an active secondary trading market for Subordinated CMBS and the estimates of fair value presented herein are not necessarily indicative of the amounts CRIIMI MAE could realize in a current market exchange.


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

Interest Rate Protection Agreements
-----------------------------------
     The fair value of interest rate protection agreements (used to hedge CRIIMI MAE's floating-rate debt) is the estimated amount that CRIIMI MAE would receive to terminate the agreements as of December 31, 1996 and 1995, taking into account current interest rates and the current creditworthiness of the counterparties. The amount was determined based on a quote received from a financial institution which enters into these types of transactions as part of its day-to-day activities.

6.   Mortgage Assets - Mortgage Security Collateral and
       Mortgages

     CRIIMI MAE's consolidated investment in mortgage security collateral and mortgages is comprised of FHA-Insured Loans, GNMA Mortgage-backed Securities and, to a lesser extent, GNMA- guaranteed or HUD-insured non-amortizing construction loans. Such construction loans are intended to be converted to permanent, amortizing insured loans upon completion of construction. Additionally, mortgage security collateral includes Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by FHA-Insured Loans and GNMA Mortgage Backed Securities, as discussed below. As of December 31, 1996, 27% of CRIIMI MAE's investment in mortgage security collateral and mortgages were FHA-Insured Loans, 72% were GNMA Mortgage-backed securities and 1% was construction loans (including loans which collateralize Freddie Mac participation certificates). FHA-Insured loans and GNMA Mortgage-backed securities are collectively referred to as mortgages herein.

     During 1995, CRIIMI MAE consummated three financing transactions which transferred 97% of its directly owned mortgages into wholly-owned financing corporations for financing purposes as follows:

     o During September 1995, CRIIMI MAE transferred 59 GNMA Mortgage-Backed Securities with an aggregate face value of $251 million to Freddie Mac in exchange for Freddie Mac participation certificates evidencing 100% beneficial interests in the mortgages transferred (Freddie Mac Giant Participation Certificates). CRIIMI MAE immediately transferred the Freddie Mac Giant Participation Certificates to its wholly-owned financing subsidiary, CRIIMI MAE Financial Corporation II, in conjunction with the issuance of a fixed-rate $249 million Funding Note payable to Freddie Mac (FHLMC Funding Note).

     o During October 1995, CRIIMI MAE transferred 40 FHA-Insured Loans and 17 GNMA Mortgage-Backed Securities with an aggregate face value of $223 million to its wholly-owned financing subsidiary, CRIIMI MAE Financial Corporation, in conjunction with the issuance of $216 million of fixed rate collateralized mortgage obligations (CMOs).

     o During December 1995, CRIIMI MAE transferred 46 GNMA Mortgage-Backed Securities with an aggregate face value of $198 million to its wholly-owned financing subsidiary, CRIIMI MAE Financial Corporation III, in

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Mortgage Security Collateral and
       Mortgages - Continued

          conjunction with the issuance of a $193 million Funding Note payable to the Federal National Mortgage Association (FNMA Funding Note).

     CRI Liquidating's mortgage assets consist solely of the Government Insured Multifamily Mortgages it acquired from the CRIIMI Funds. The CRIIMI Funds invested primarily in Government Insured Multifamily Mortgages issued or sold pursuant to programs of GNMA and FHA.

     As a result of these transfers, through its wholly-owned subsidiaries and CRI Liquidating, CRIIMI MAE owns the following mortgages directly and indirectly:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Mortgage Security Collateral and
       Mortgages - Continued


                                                               As of December 31, 1996
                                                               -----------------------
                                               Number of
                                                Mortgage         Carrying       Effective      Weighted Average
                                                 Assets           Value        Interest Rate    Remaining Term
                                               ---------       ------------    -------------   ----------------
CRIIMI MAE                                         5           $ 18,527,970        8.09%          35 years
CRIIMI MAE Financial Corporation                  55            206,803,142        8.41%          31 years
CRIIMI MAE Financial Corporation II               59            249,969,567        7.19%          30 years
CRIIMI MAE Financial Corporation III              39            161,360,510        8.08%          32 years
CRI Liquidating                                   11(1)          54,448,533        11.3%          25 years
                                               ---------       ------------
                                                 169           $691,109,722
                                               =========       ============

(1)  In January 1997, the Liquidating Company sold the remaining 11 mortgage assets, generating proceeds of approximately $54 million which resulted in financial statement gains and tax basis gains of approximately $14 million.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Mortgage Security Collateral and
       Mortgages - Continued

                                                               As of December 31, 1995
                                                               -----------------------
                                               Number of
                                                Mortgage         Carrying       Effective      Weighted Average
                                                 Assets           Value        Interest Rate    Remaining Term
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
                                               =========       ============



     In accordance with SFAS 115 (see Note 2), CRIIMI MAE Financial Corporation's, CRIIMI MAE Financial Corporation II's, and CRIIMI MAE Financial Corporation III's assets in mortgage security collateral are classified as held to maturity and are recorded at amortized cost; however, CRIIMI MAE's remaining mortgage assets (approximately $18.5 million) and CRI Liquidating's mortgage assets are classified as available for sale and are recorded at fair value as of December 31, 1996. The difference between the amortized cost and the fair value of mortgage assets recorded at fair value represents the net unrealized gains on those mortgage assets, which is reported as a separate component of shareholders' equity as of December 31, 1996 and 1995.

     Descriptions of the mortgage assets owned, directly or indirectly by CRIIMI MAE which exceed 3% of the total carrying value of the consolidated mortgage assets as of December 31, 1996, summarized information regarding other mortgage assets and mortgage income earned in 1996, 1995 and 1994, including interest earned on the disposed mortgage assets, are as follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Mortgage Security Collateral and
       Mortgages - Continued


                                          Carrying      Effective      Mortgage      Mortgage      Mortgage         Final
                            Face           Value of     Interest       Income        Income        Income         Maturity
                           Value of       Mortgages       Rate         Earned        Earned        Earned           Date
                          Mortgages(B)   (A),(C),(D)      Range        in 1996       in 1995       in 1994          Range
                         -------------  -------------   ---------   ------------  ------------  ------------  ---------------
CRIIMI MAE
----------
FHA-INSURED LOANS
Other

 (3 mortgages)           $  13,100,243  $  13,353,069        7.05%- $    409,310  $    509,404  $    317,472     March 2020 -
                                                            10.49%                                                 April 2035

CONSTRUCTION
LOANS
Other
 (1 loan)                    4,420,270      4,493,014         8.4%       944,941**   1,994,627**   4,145,462**     March 2035

GNMA Mortgage-
Backed Securities
-----------------
Other
 (1 mortgage)                  683,685        681,887        6.80%        46,433        46,787        39,641    February 2029
                         -------------  -------------               ------------  ------------  ------------
Sub-Total                   18,204,198     18,527,970                  1,400,684     2,550,818     4,502,575
                         -------------  -------------               ------------  ------------  ------------
CRIIMI MAE Financial
  Corporation
--------------------
FHA-Insured Loans
-----------------
Other
  (38 Mortgages)           129,524,760    129,262,906        7.35%-   11,451,567    11,517,199     9,719,900       May 1999 -
                                                            11.00%                                                 April 2034
GNMA Mortgage-
Backed Securities
-----------------
Other
  (17 mortgages)            77,132,000     77,540,236        7.92%-    6,328,473     6,372,047     4,473,431      June 2018 -
                         -------------  -------------        9.75%  ------------  ------------  ------------       April 2035
Sub-total                  206,656,760    206,803,142                 17,780,040    17,889,246    14,193,331
                         -------------  -------------               ------------  ------------  ------------

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Mortgage Security Collateral and
       Mortgages - Continued


                                          Carrying      Effective      Mortgage      Mortgage      Mortgage         Final
                             Face          Value of     Interest       Income        Income        Income         Maturity
                           Value of       Mortgages       Rate         Earned        Earned        Earned           Date
                          Mortgages(B)   (A),(C),(D)      Range        in 1996       in 1995       in 1994          Range
                         -------------  -------------   ---------   ------------  ------------  ------------  ---------------
CRIIMI MAE Financial
  Corporation  II
--------------------
GNMA Mortgage-
Backed Securities
-----------------
San Jose South              29,105,552     29,353,612        7.66%     2,114,560     2,136,701     2,157,217     October 2023
Somerset Park               29,571,380     30,119,793        7.41%     2,166,226     2,182,221     2,197,079        July 2028
Other
 (57 mortgages)            189,101,117    190,496,162        7.14%-   13,776,344    13,894,693    13,177,809      June 2018 -
                                                             8.02%                                                  July 2031
                         -------------  -------------               ------------  ------------  ------------
Sub-total                  247,778,049    249,969,567                 18,057,130    18,213,615    17,532,105
                         -------------  -------------               ------------  ------------  ------------


CRIIMI MAE Financial
  Corporation  III
--------------------
GNMA Mortgage-
Backed Securities
-----------------
Other
  (39 mortgages)           160,654,717    161,360,510        7.11%-   13,082,476    12,191,061     8,800,785    August 2015 -
                                                            10.01%                                              February 2035
                         -------------  -------------               ------------  ------------  ------------
 Sub-total                 160,654,717    161,360,510                 13,082,476    12,191,061     8,800,785
                         -------------  -------------               ------------  ------------  ------------

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Mortgage Security Collateral and
       Mortgages - Continued


                                            Carrying     Effective       Mortgage      Mortgage      Mortgage         Final
                             Face            Value of    Interest        Income        Income        Income         Maturity
                            Value of        Mortgages      Rate          Earned        Earned        Earned           Date
                           Mortgages(B)    (A),(C),(D)     Range         in 1996       in 1995       in 1994          Range
                          -------------   -------------  ---------    ------------  ------------  ------------  ---------------
CRI Liquidating
---------------
FHA-Insured Loans
-----------------
Other
 (11 mortgages)              53,512,072      54,448,533      10.11%-     4,482,880     4,511,182     4,536,459    August 2019 -
                                                             12.29%                                                   July 2024
                          -------------  --------------               ------------  ------------  ------------
Sub-total                    53,512,072      54,448,533                  4,482,880     4,511,182     4,536,459

Total mortgages and
  mortgage
security collateral         686,805,796     691,109,722                 54,803,210    55,355,922    49,565,255
                          -------------   -------------               ------------  ------------  ------------


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Mortgage Security Collateral and
       Mortgages - Continued


                                             Carrying    Effective       Mortgage      Mortgage      Mortgage
                             Face            Value of    Interest        Income        Income        Income
                            Value of        Mortgages      Rate          Earned        Earned        Earned
                           Mortgages(B)    (A),(C),(D)     Range         in 1996       in 1995       in 1994
                          -------------   -------------  ---------    ------------  ------------  ------------
Mortgage Dispositions:

    1996                             --              --    8.70%-        2,108,460     9,547,098     9,139,609
                                                          11.31%

    1995                             --              --    8.35%-               --     1,211,622     5,702,303
                                                          11.00%

    1994                             --              --    8.44%-               --            --     2,636,175
                                                          12.12%


                           ------------    ------------                -----------   -----------   -----------
Mortgages and
  mortgage security
  collateral               $686,805,796    $691,109,722                $56,911,670   $66,114,642   $67,043,342
                           ============    ============                ===========   ===========   ===========
Investment in
  Limited Partner-
  ships                                    $         --                $   253,292   $   119,526   $   (49,032)
                                           ============                ===========   ===========   ===========

**   Includes mortgage income earned on construction loans that converted to permanent loans during 1996 (1 loan), 1995 (6 loans)
     and 1994 (10 loans).


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Mortgage Security Collateral and
       Mortgages - Continued

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

(B) Principal and interest on permanent mortgages is payable at level amounts over the life of the mortgage asset. Total annual debt service payable to CRIIMI MAE and its financing subsidiaries for the mortgage assets held as of December 31, 1996 is approximately $54 million.

(C) Reconciliations of the carrying amount of CRIIMI MAE's consolidated mortgage assets for the years ended December 31, 1996 and 1995 follow:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Mortgage Security Collateral and
       Mortgages - Continued

                                                          For the year ended                  For the year ended
                                                          December 31, 1996                   December 31, 1995
                                                   -----------------------------       ------------------------------
Balance at beginning of year                                        $807,113,289                         $857,589,329

Additions during the year:
  Purchases and advances on construction
    loans                                                                968,689                            7,858,922
  Amortization of discount                                               469,708                              675,834
  Adjustment to net unrealized gains
    on mortgage assets                                                        --                           10,063,756

Deductions during the year:
  Principal payments                               $  5,454,847                        $  6,015,172
  Mortgage dispositions                              99,133,148                          62,949,716
  Adjustment to net unrealized
    gains on mortgage assets                         12,749,002                                  --
  Accretion of premium                                  104,967      117,441,964            109,664        69,074,552
                                                   -------------    ------------       ------------      ------------
Balance at end of year                                              $691,109,722                         $807,113,289
                                                                    ============                         ============

(D) Principal Amount of Loans Subject to Delinquent Principal or Interest is not presented since all required payments with respect to CRIIMI MAE's consolidated mortgage assets are current and none of these mortgage assets is delinquent as of December 31, 1996.

7.   Mortgage Assets - Subordinated CMBS

     In addition to holding investments in Government Insured Multifamily Mortgages, CRIIMI MAE has also purchased other mortgage assets which are not federally insured or guaranteed.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Mortgage Assets - Subordinated CMBS - Continued

     The following table summarizes information related to these other mortgage assets on an aggregate basis by pool:

                                     Original        Current
                                   Anticipated     Anticipated
                                   Unleveraged     Unleveraged
                                     Yield to        Yield to
   Pool                             Maturity(1)     Maturity(2)
------------                      ------------    ------------
Mortgage Capital Funding, Inc.
  Series 1993-C1                       13.0%          14.4%
  Series 1994-MC1                      13.9%          13.8%
  Series 1995-MC1                      12.2%          12.1%

Nomura Asset Securities
  Series 1994-C3                       12.1%          12.1%

Lehman Pass-Through Securities Inc.
  Series 1994-A                        13.4%          13.4%

Structured Mortgage Securities Corp.
  Series 1995-M1                       12.4%          12.4%

Fannie Mae Multifamily REMIC
  Series 1996-M1                       11.7%          11.6%

LB Commercial Conduit
  Series 1995-C2                       11.2%          11.2%
  Series 1996-C2                       11.8%          11.8%

DLJ Mortgage Acceptance Corp.
  Series 1995-CF2                      11.0%          11.0%
  Series 1996-CF2                      11.8%          11.8%

Asset Securitization Corp.
  Series 1995-D1                       11.5%          11.5%
  Series 1996-D2                       12.4%          12.4%
  Series 1996-D3                       11.9%          11.9%

Merrill Lynch Mortgage Investors, Inc.
  Series 1995-C3                       11.1%          11.1%
  Series 1996-C2                       11.9%          11.9%

Weighted average unleveraged
  yield to Maturity                    11.9%          11.9%

(1)  Represents the original anticipated yield to maturity of the Subordinated
CMBS, based on management's estimate of the timing and amount of future credit losses and prepayments.

(2) Unless otherwise noted, changes in the current anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions relating to mortgage collateral. As of December 31, 1996, CRIIMI MAE has not incurred any losses on Subordinated CMBS, nor has the performance of the underlying collateral caused CRIIMI MAE to adjust its


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Mortgage Assets - Subordinated CMBS - Continued

original loss estimates.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Mortgage Assets - Subordinated CMBS - Continued

     The following table summarizes information related to these mortgage assets on an aggregate basis by security rating:


                        Face       Weighted Average                                        Amortized         Amortized
                        Amount       Pass-Through                        Fair Value           Cost              Cost
                    as of 12/31/96      Rate            Weighted      as of 12/31/96(1)   as of 12/31/96   as of 12/31/95
Security Rating(4)   (In Millions) as of 12/31/96    Average Life(2)    (In Millions)     (In Millions)     (In Millions)
------------------  -------------- ---------------   ---------------  -----------------   -------------    --------------
    BBB Rated       $  14.6                 8.6%        3 years       $    14.7           $      14.2      $        3.9

    BB  Rated(3)      362.6                 8.4%       13 years           318.4                 307.8             155.3

    B   Rated(3)      244.5                 8.3%       16 years           173.9                 175.0              91.7

    B-  Rated          13.8                 8.6%       17 years             8.3                   8.3                --

    Unrated           161.0                 8.2%       19 years            58.3                  59.0              27.5
                    -------                                           ---------           ------------     ------------
Total               $ 796.5                                           $   573.6           $      564.3     $      278.4
                    =======                                           =========           ============     ============

(1)  The estimated fair values of Subordinated CMBS are upon quoted market prices.

(2) Weighted average life represents the weighted average expected life of the Subordinated CMBS prior to consideration of losses, extensions or prepayments other than those factored in the assumed constant prepayment rate used at closing which ranged from 0% -
4% depending upon the portfolio.

(3)  In  May 1996, Fitch Investor Services, one of the rating agencies for Subordinated CMBS, announced that it had upgraded several of the Mortgage Capital Funding, Inc. Series 1993-C1 tranches.  As a result of the upgrade, CRIIMI MAE's investment in the B rated tranche, with a face amount of $9.1 million and an amortized cost (at June 30, 1996) of $7.8 million, was upgraded to BB rated and
CRIIMI MAE's investment in the BB rated tranche, with a face amount of $10.6 million and an amortized cost (at June 30, 1996) of
$9.9 million, was upgraded to BBB rated.

(4)  These ratings are based upon the Subordinated CMBS on an individual basis.  Upon consummation of the securitized mortgage obligation discussed in Note 9, $449 million of these securities were pooled and used as collateral for bonds which overall, have a significantly higher weighted average credit rating.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Mortgage Assets - Subordinated CMBS - Continued

     CRIIMI MAE's investment in the lower rated and unrated tranches provides credit support to the more senior bond classes of the related commercial securitization. Cash flow from the underlying mortgages is allocated to the securitized tranches, with the investment grade or higher rated tranches having a priority right to the cash flow until their investment returns are met. Then, any remaining cash flow is allocated, generally among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the unrated tranche will bear this loss first. To the extent there are losses in excess of the unrated tranche's stated right to principal and interest, then the most subordinated rated tranches will begin absorbing losses.


     The accounting treatment required under generally accepted accounting principles requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This currently results in income which is lower for financial statement purposes than for tax purposes. Based on the timing and amount of future credit losses and prepayments estimated by management, the weighted average anticipated unleveraged yield over the expected average life for Subordinated CMBS as of December 31, 1996 and 1995 is approximately 12%. Although there can be no assurance, CRIIMI MAE anticipates the leveraged return on these mortgage assets for financial statement purposes will approximate 21% over the life of the Subordinated CMBS. This return was determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses, net of interest expense attributable to the financing of the rated tranches at current interest rates and borrowing amounts.

     CRIIMI MAE's anticipated returns on its Subordinated CMBS are based upon a number of assumptions that are currently subject to certain business and economic uncertainties and contingencies, including, without limitation, the potential lack of a liquid secondary market for Subordinated CMBS, prevailing interest rates on that portion of the Subordinated CMBS which has been financed with floating-rate debt, renewal of repurchase agreements at similar terms or the availability of alternative financing, and the timing and magnitude of credit losses on the underlying mortgages collateralizing the Subordinated CMBS that are a result of the general condition of the real estate market, (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere, will be achieved.

     In making acquisitions of Subordinated CMBS, CRIIMI MAE and its affiliates apply their multifamily and other commercial mortgage expertise to perform due diligence on the mortgage loans collateralizing the Subordinated CMBS. This analysis may include reviewing, to the extent available, the operating records of the underlying real estate assets, appraisals, environmental studies, market studies and architectural and engineering studies, and where deemed necessary, independently developing projected operating budgets. In addition, site visits are conducted at a majority of the properties. Further, CRIIMI MAE will generally purchase Subordinated CMBS only when satisfactory arrangements exist whereby CRIIMI MAE can monitor the performance of the collateral and when CRIIMI MAE has appropriate workout/foreclosure rights with respect to the underlying collateral. CRIIMI MAE believes that all transactions entered into to date have had such satisfactory arrangements.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Mortgage Assets - Subordinated CMBS - Continued

     The underlying mortgages collateralizing CRIIMI MAE's investment in Subordinated CMBS (aggregate) as of December 31, 1996 are concentrated as follows:

     Property Type                      Geographic(1)
     -------------                      ----------
     Multifamily         48%            Texas          17%
     Retail              20%            California     12%
     Hotel               14%            Florida         8%
     Mobile Homes         8%            Michigan        5%
     Office               5%            Other          58%(2)
     Other                5%



(1)  No significant concentration by region.
(2)  No other individual state makes up more than 5% of the total.

     Investments in uninsured mortgage and mortgage-related assets, such as Subordinated CMBS, are expected to represent a significant component of CRIIMI MAE's new business activity for the foreseeable future. Upon closing on the purchase of the Subordinated CMBS, CRIIMI MAE, generally, enters into a series of repurchase agreements which provides financing to purchase the rated tranches of the Subordinated CMBS (the unrated tranches are purchased with equity or available cash), until such time as CRIIMI MAE is able to refinance the short-term, floating-rate debt with longer-term, fixed-rate debt (see Note 9 for a discussion of financing). Generally, when purchasing Subordinated CMBS, approximately 75% and 70% of the respective fair values of the BB and B rated tranches are financed through repurchase agreements. As of December 31, 1996, repurchase agreements in the amount of approximately $241 million were outstanding related to the Subordinated CMBS. Additionally, as of December 31, 1996, Securitized Mortgage Obligations related to Subordinated CMBS were outstanding in the amount of $142 million, which were issued as a result of refinancing a portion of repurchase agreements on Subordinated CMBS (see also
Note 9).

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income

     Reconciliations of the financial statement net income to the tax basis income for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income - Continued


                                                       1996             1995          1994
                                                   -----------      -----------   -----------
Consolidated financial statement
  net income                                       $35,239,857      $18,534,089   $26,010,119

Adjustment due to accounting for subsidiary
  as a pooling for financial statement
  purposes and a purchase for tax
  purposes                                           2,520,569        4,466,852     3,610,806
Mortgage dispositions                                  307,704           53,740       200,195
Reamortization of Subordinated CMBS                  1,918,841          741,391       187,305
Interest income - U.S. Treasuries                      589,367          714,599       860,202
Interest expense - defeased notes                     (812,736)      (1,005,382)   (1,198,027)
Interest expense - amortization of
  deferred financing and debt
  issue costs                                       (1,200,503)      (2,087,222)     (290,158)
Interest expense - write-off of deferred
    financing costs and adjustment to
    valuation of hedges                                178,750        2,393,106       795,614
Provision for settlement of litigation                      --         (656,127)     (557,340)
Equity in earnings from investments                   (138,772)         514,773        (7,462)
Amortization of assets acquired in the Merger        2,881,824        1,435,356            --
Capital gain on installment sale                     1,214,091           68,269            --
Other                                                 (165,835)         114,370        (4,831)
                                                   -----------      -----------   -----------
Tax basis income                                   $42,533,157      $25,287,814   $29,606,423
                                                   -----------      -----------   -----------
Dividends paid on preferred shares                  (3,526,451)              --            --
                                                   -----------      -----------   -----------
Tax basis income available to
  common shareholders                              $39,006,706      $25,287,814   $29,606,423
                                                   ===========      ===========   ===========
Tax basis income per share:

Ordinary income per share - Primary                $      0.96      $      0.70   $      0.73
Capital gain income per share - Primary                   0.31             0.19          0.44
                                                   -----------      -----------   -----------
Total tax basis income per share -
  Primary                                          $      1.27      $      0.89   $      1.17
                                                   ===========      ===========   ===========
Weighted Average Shares - Primary                   30,773,621       28,536,557    25,309,560
                                                   ===========      ===========   ===========

     Differences in the financial statement net income and the tax basis income available to common shares principally relate to differences in the methods of accounting for the Merger, mortgages and mortgage security collateral and Subordinated CMBS, long-term debt, deferred financing costs, partnership investments and the merger of the CRIIMI Funds.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income - Continued

     As a result of the foregoing, the nature of the dividends for income tax purposes on a per share basis is as follows:

                                1996(1)  1995      1994
                              ------    ------    ------
Ordinary income               $ 0.91    $ 0.73    $ 0.72
Long-term capital gains         0.31      0.19      0.44
                              ------    ------    ------
                              $ 1.22    $ 0.92    $ 1.16
                              ======    ======    ======

(1) In 1996, CRIIMI MAE generated $0.003 per common share of excess inclusion income from its December 1996 refinancing. The excess inclusion income is taxable at the shareholder level as CRIIMI MAE intends to distribute substantially all of its taxable income. Excess inclusion cannot be offset by a net operating loss and is considered unrelated taxable business income under
Section 511. CRIIMI MAE and CRI Liquidating, however, may be subject to tax at normal corporate rates on net income or capital gains not distributed.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Obligations under Financing Facilities

     The following table summarizes CRIIMI MAE's debt outstanding as of December 31, 1996 and 1995:


                                     Year ended December 31, 1996                             Year ended December 31, 1995
                        -----------------------------------------------------    --------------------------------------------------
                           Balance       Eff. Rate      Average      Average      Maturity       Balance       Average     Average
Type of Debt             at year end    at year end     Balance     Eff. Rate       Date       at year end     Balance    Eff. Rate
------------             ------------   -----------   ------------  ---------    ----------    ------------  ------------ ---------
Securitized Mortgage
  Obligations(6):

  FHLMC Funding Note (1) $237,708,781     7.4%        $238,700,000   7.4%        Sept 2031     $239,485,471  $66,000,000     7.4%
  FNMA Funding Note (2)   157,607,340     7.3%         169,500,000   7.4%       March 2035      195,501,376    8,700,000     7.4%

  CMO (3)                 194,906,248     7.3%         207,800,000    7.3%       Jan 2033       210,274,074   47,300,000     7.3%

  Subordinated CMBS (4)   142,000,000     7.6%           4,300,000    7.6%       May 1998 -              --           --      --
                                                                                   March 2016

Repurchase Agreements -   241,137,588     6.8%         193,500,000    6.8%       June 1997 -    187,947,276   56,500,000     7.3%
  Subordinated CMBS                                                                March 1999

Bank Term Loans             8,897,880     3.1%          12,300,000    3.9%(5)    April 1997 -    21,227,880   21,600,000     6.6%(5)
                                                                                   Dec 1998

Revolving Credit
  Facility                         --      --                   --     --                --              --   49,400,000     6.6%

Master Repurchase
  Agreement                        --      --                   --     --        April 1998              --  408,700,000     6.7%
                         ------------                                                          ------------
   Total                 $982,257,837                                                          $854,436,077
                         ============                                                          ============

(1)  As of December 31, 1996 and 1995, the face amount of the note was $246,708,610 and $248,821,009 with unamortized discount of
$8,999,829 and $9,335,538, respectively.  During 1996, discount amortization of $335,709 and $88,599, respectively, was recorded as interest expense.

(2)  As of December 31, 1996 and 1995, the face amount of the note was $160,250,349 and $198,394,480 with unamortized discount of
$2,643,009 and $2,893,104, respectively.  During 1996 and 1995, discount amortization of $250,095 and $20,815, respectively, was recorded as interest expense.

(3)  As of December 31, 1996 and 1995, the face amount of the note was $200,035,759 and $215,766,328 with unamortized discount of
$5,129,511 and $5,492,254, respectively.  During 1996 and 1995, discount amortization of $362,743 and $42,746, respectively, was recorded as interest expense.

(4)  Balance at year-end represents face amount of notes, as the issuance did not include any bond discount.

(5)  The average effective interest rate for 1996 and 1995 includes the impact of a rate reduction agreement which was in place from
July 1995 through December 1996, providing for a reduction in the rate on a portion of the loan based on balances maintained at the bank.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

     The stated maturities of CRIIMI MAE's debt follows:

          1997                $ 96,611,248
          1998                  68,859,391
          1999                 104,243,702
          2000                          --
          2001                          --
        Beyond                 712,543,496(1)
                              ------------
            Total             $982,257,837
                              ============

(1) Payments of principal on the Securitized Mortgage Obligations are required to the extent mortgage principal is received on the related collateral.

Securitized Mortgage Obligations - Subordinated CMBS
----------------------------------------------------
     In December 1996, CRIIMI MAE, through a wholly owned financing subsidiary, issued an aggregate of $142 million of longer-term, fixed-rate bonds to refinance short-term, floating-rate debt which was previously used to finance Subordinated CMBS purchases. Additionally, the refinancing transaction created liabilities with maturities that more closely match those of the underlying collateral and provided CRIIMI MAE with approximately $22 million for other corporate purposes. The three classes of bonds issued are collateralized by 35 separate pledged Subordinated CMBS certificates evidencing direct or indirect interests in 12 separate segregated pools of commercial and multifamily mortgage loans and/or participations and other certificated interests in individual commercial and multifamily mortgage loans. A portion of the remaining bonds issued in connection with the refinancing, with an aggregate face amount of $307 million, were retained by affiliates of CRIIMI MAE. Through this transaction, CRIIMI MAE was able to obtain, overall, a significantly higher weighted average credit rating for its securitized mortgage obligation than the weighted average credit rating on the individual Subordinated CMBS that collateralize this debt. Also, in conjunction with this refinancing, CRIIMI MAE obtained repurchase agreement financing from two lenders in the aggregate amount of up to $99 million. Proceeds from the issuance of these bonds and the additional repurchase agreements were applied as follows: $215 million was used to pay down short-term, floating-rate debt facilities, approximately $4 million was used to pay transaction costs and, as previously discussed, approximately $22 million was made available for other corporate purposes.

Securitized Mortgage Obligations - Mortgage Security
  Collateral
----------------------------------------------------
     During late 1995, CRIIMI MAE through three wholly owned financing subsidiaries issued approximately $664 million (face amount) of long-term fixed-rate debt in order to refinance short-term, floating-rate debt. Changes in interest rates will have no impact on the cost of funds or the collateral requirements on this debt. Proceeds from the issuance of this long-term debt, net of original issue discount, were originally applied as follows: $557 million was used to pay down short-term, floating rate debt facilities, approximately $8 million was used to pay transaction costs and approximately $80 million was invested in Subordinated CMBS.

     As discussed further in Note 6, the refinancings were completed through three separate transactions. GNMA Mortgage- Backed Securities with a fair value of approximately $247 million as of December 31, 1996 are pledged as security for a funding note payable to Freddie Mac (the FHLMC Funding Note).

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

Collateralized Mortgage Obligations (CMOs) are collateralized by FHA-Insured Loans and GNMA Mortgage-Backed Securities with a fair value of approximately $210 million as of December 31, 1996. GNMA Mortgage-Backed Securities with a fair value of approximately $162 million as of December 31, 1996 are pledged as security for a funding note payable to the Federal National Mortgage Association (the FNMA Funding Note).

     Each of the above-mentioned transactions has been accounted for as a financing in accordance with FASB Technical Bulletin 85-2. The discount on the CMOs and the Funding Notes is being amortized on a level yield basis. Transaction costs were capitalized and are included in deferred costs on the accompanying balance sheet as of December 31, 1996 and 1995.

Repurchase Agreements-Subordinated CMBS
-----------------------------------------
     As previously discussed, when purchasing Subordinated CMBS, CRIIMI MAE finances, through repurchase agreements, generally, approximately 75% and 70% of the respective fair values of the BB and B rated tranches of Subordinated CMBS. These repurchase agreements are either provided by the issuer of the CMBS pool or through a master repurchase agreement, as discussed below. As of December 31, 1996, the Repurchase Agreements on Subordinated CMBS have maturity dates ranging from June 1997 to March 1999 and have interest rates that are generally based on the one-month London Interbank Offered Rate (LIBOR), plus a spread ranging from 1.0% to 1.5%.

     In early 1996, CRIIMI MAE entered into a three-year master repurchase agreement with a lender to finance up to $200 million of additional and/or existing investments in lower rated Subordinated CMBS. Outstanding borrowings under this master repurchase agreement are secured by the Subordinated CMBS. As of December 31, 1996, $168 million in borrowings were outstanding under this facility.

     The aforementioned repurchase agreements are secured by the rated tranches with an aggregate fair value of approximately $348 million and $260 million as of December 31, 1996 and December 31, 1995, respectively. The repurchase agreements are executed through a sale of securities with a simultaneous agreement to repurchase them in the future at the same price plus a contracted rate of interest. If the counterparty to the repurchase agreement defaults on its obligation to sell the securities back to CRIIMI MAE, then CRIIMI MAE could suffer an economic loss. At December 31, 1996, CRIIMI MAE had repurchase agreements with German American Capital Corporation and Nomura Grand Cayman, Ltd. which has such counterparty credit risk.

Repurchase Agreements and Revolving Credit Facility -
  Government Insured Mortgages
-----------------------------------------------------
     Prior to the financings described above, CRIIMI MAE financed the purchase of FHA-Insured Loans and GNMA Mortgage-Backed Securities through the use of two separate master repurchase facilities with two separate lenders and a revolving credit facility. The master repurchase facility with one lender and the revolving credit facility were both terminated upon the completion of the 1995 refinancings described above. On April 1, 1996, a commitment of $300 million, available under another master repurchase facility, expired in accordance with its terms. In May 1996, CRIIMI MAE renewed this facility in an amount up to $100 million ($20 million committed and $80 million uncommitted) for a period of three years. Any borrowings under this facility will be secured by FHA-Insured Loans or GNMA Mortgage-Backed Securities, and will bear interest at CRIIMI MAE's choice of one, three- or six-month LIBOR, plus a spread of 0.75% or 0.50%,

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral.

Bank Term Loans
---------------
     CRIIMI MAE has two reducing term loans (Bank Term Loans) with a lender. As of December 31, 1996 and December 31, 1995, Bank Term Loan I was secured by the value of 2,447,500 and 6,950,000 CRI Liquidating shares owned by CRIIMI MAE, respectively, based on a requirement that collateral valued at 125% and 175% of the outstanding balance, respectively, secure the loan. Interest is based on CRIIMI MAE's choice of one, two or three-month LIBOR. Bank Term Loan I requires a quarterly principal payment based on the greater of (i) the return of capital portion of the dividend received by CRIIMI MAE on its CRI Liquidating shares securing Bank Term Loan I or (ii) the amount necessary to bring Bank Term Loan I to its scheduled outstanding balance at the end of such quarter. Any remaining amounts outstanding are due by April 1, 1997.

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

Working Capital Lines of Credit
-------------------------------
     In June 1996, CRIIMI MAE entered into a $15 million working capital line of credit which was terminated in December 1996 and replaced with a $30 million unsecured working capital line of credit provided by two lenders. This unsecured working capital line of credit expires December 31, 1998. Outstanding borrowings under the line of credit bear interest at one month LIBOR, plus a spread of 1.30%. No amounts were outstanding under the line of credit as of December 31, 1996.

Loan Origination Program Agreement
----------------------------------
     In July of 1996, CRIIMI MAE entered into a $200 million mortgage loan origination program agreement with a major financial institution (the Program). The Program is designed to create a pool of multifamily and commercial mortgage loans, either through origination or acquisition, for the purpose of issuing commercial mortgage-backed securities. The financial institution will fund all mortgage loans under the Program, and, as collateral therefor, CRIIMI MAE will deposit in a reserve account with this institution in connection with the funding of each mortgagee loan, an amount determined pursuant to the Program. Additionally, a subsidiary of CRIIMI MAE will service the mortgage loans, and CRIIMI MAE will facilitate any securitization of the loans. In any such securitization, CRIIMI MAE anticipates retaining the subordinated bond tranches backed by these pools; the senior bonds would be placed with other investors.

Other Debt Related Information
------------------------------
     In January 1996, CRIIMI MAE's management adopted and the Board of Directors approved a change in CRIIMI MAE's investment policy requiring, among other things: (1) A maximum overall debt-to-equity ratio of 5.0 to 1.0, (2) maximum debt-to-equity ratios for specific asset types based on management's perceived risk of those investments and the related funding, and (3) interest rate protection agreements in a notional amount of at least 75% of the outstanding

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

floating-rate debt. This policy enables CRIIMI MAE to continue to utilize leverage in taking advantage of investment opportunities while directing and monitoring how CRIIMI MAE funds its purchases of Subordinated CMBS and other investments.

     As previously stated, changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 75% of CRIIMI MAE's consolidated debt as of December 31, 1996. Fluctuations in interest rates will continue to impact the value on that portion of CRIIMI MAE's mortgage assets which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining floating-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. However, as previously discussed, CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged. The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying asset. In certain circumstances, including, among other things, increases in interest rates, changes in market spreads, or decreases in credit quality of the underlying asset, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. From time to time, CRIIMI MAE has been required to fund such additional collateral needs. In each instance and currently, CRIIMI MAE has had adequate unencumbered assets to meet its operating, investing and financing requirements and management continually monitors the levels of unencumbered collateral.

     CRIIMI MAE's ability to extend or refinance debt facilities upon maturity will depend on a number of variables including, among other things, CRIIMI MAE's financial condition and its current and projected results from operations which are impacted by a number of variables. As previously discussed, in early 1996, CRIIMI MAE entered into a three-year master repurchase agreement to finance investments in lower-rated Subordinated CMBS. Management intends to utilize this facility to replace a portion of existing floating-rate debt on Subordinated CMBS which is scheduled to mature over the next 12 months and/or to finance additional investments in lower rated Subordinated CMBS. Management continuously monitors CRIIMI MAE's overall financing and hedging strategy in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

     For the year ended December 31, 1996, CRIIMI MAE's weighted average cost of borrowing, (including amortization of discounts and deferred financing fees of approximately $2.8 million) was approximately 7.6%. As of December 31, 1996, CRIIMI MAE's debt-to-equity ratio was approximately 2.8 to 1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Interest Rate Protection Agreements

     CRIIMI MAE has entered into interest rate protection (cap) agreements to partially limit the adverse effects of rising interest rates on its floating-rate borrowings. Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. None of CRIIMI MAE's caps are held for trading purposes. At December 31, 1996, CRIIMI MAE held caps with a notional amount of approximately $85 million in anticipation of 1997 CMBS acquisitions funded, in part, by variable rate debt. The following protection agreements were in place at December 31, 1996:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Interest Rate Protection Agreements - Continued


  Notional
  Amount                   Effective Date        Maturity Date(b)      Cap           Index
------------            --------------------    -----------------     ------         -------
$ 50,000,000            June 25, 1993           June 25, 1998         6.5000%        3M LIBOR
  50,000,000            July 20, 1993           July 20, 1998         6.2500%        3M LIBOR
  35,000,000            February 2, 1994        February 2, 1999      6.1250%        1M LIBOR
  50,000,000            March 25, 1994          March 25, 1998        6.5000%        3M LIBOR
  50,000,000            August 27, 1993         August 27, 1997       6.1250%        3M LIBOR
  50,000,000            November 10, 1993       November 10, 1997     6.0000%        3M LIBOR
  50,000,000            August 10, 1993         August 11, 1997       6.0000%        3M LIBOR
------------
$335,000,000(a)
==============

(a)  CRIIMI MAE's designated interest rate protection agreements hedge CRIIMI MAE's floating-rate borrowing costs.  As of December
     31, 1996, total borrowings of approximately $250 million are hedged by the interest rate cap agreements.
(b)  The weighted average remaining term for these interest rate cap agreements is approximately 1.17 years.

     CRIIMI MAE is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate protection agreements should interest rates exceed the caps. However, management does not anticipate nonperformance by any of the counterparties. All of the counterparties have long-term debt ratings of A+ or above by Standard and Poor's and A1 or above by Moody's. Management believes that these cap agreements are highly liquid. The cap agreements could be sold or transferred with the consent of the counterparties. Management does not believe that this consent would be withheld. Although none of CRIIMI MAE's cap agreements are exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.

11.  Common Stock

     In March 1994, CRIIMI MAE completed a public offering of 5,000,000 shares of common stock at a price to the public of $11.25 per share (the Equity Offering). The net proceeds of the Equity Offering totaled approximately $52.2 million, which CRIIMI MAE used primarily to acquire Government Insured Multifamily Mortgages. The cost of the Equity Offering, including professional fees, filing fees, printing costs and other items, approximated $.7 million. Additionally, underwriting fees in an amount which approximated 6.0% of the gross offering proceeds were incurred. These costs were netted against the offering proceeds.

     On June 23, 1994, CRIIMI MAE filed with the SEC a Shelf Registration Statement on Form S-3 (Commission File No. 33-54267) in order to register for sale Debt Securities, Preferred Shares and Common Shares of CRIIMI MAE to the public in the aggregate principal amount of up to $200 million. CRIIMI MAE may from time to time offer in one or more series the securities in amounts, at prices and on terms to be set forth in supplements to the registration statement. During the fourth quarter of 1994, CRIIMI MAE sold 500,000 shares of common stock, which were formerly held in treasury, under the shelf registration statement for net proceeds of approximately $4.3 million. During 1995, CRIIMI

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Common Stock - Continued

MAE sold an aggregate 1,875,000 shares of common stock under the shelf registration statement for net proceeds of approximately $13.5 million. Additionally, in October 1995 CRIIMI MAE repurchased 27,320 common shares for approximately $208,000. As discussed below, CRIIMI MAE also issued Convertible Preferred stock off the Shelf Registration Statement. As of December 31, 1996, $106.6 million remains available under the Shelf Registation Statement.

     On June 30, 1995, in conjunction with the Merger, CRIIMI MAE issued 2,761,290 common shares, as discussed in Note 3.

     Beginning in the third quarter of 1994, CRIIMI MAE implemented a dividend reinvestment and stock purchase plan (the Plan) which allows shareholders who elect to participate in the Plan (Participants) to purchase additional CRIIMI MAE common shares at a 2% discount through the reinvestment of CRIIMI MAE's dividends and through optional cash payments. Common shares purchased under the Plan may be, at CRIIMI MAE's option, newly issued common shares or common shares purchased for Participants in the open market. The price of common shares purchased from CRIIMI MAE with reinvested dividends will be 98% of the average of the closing sales prices of the common shares as reported on the New York Stock Exchange Composite Tape on the five trading days prior to the date on which dividends are paid subject to any threshold price restrictions, as more fully described in the Registration Statement on Form S-3 filed with the SEC covering the shares to be issued under the Plan. The price to Participants of common shares purchased in the open market with reinvested dividends will be 98% of the average price of common shares purchased for the Plan by the Agent over the period during which such common shares are purchased, exclusive of taxes and commissions. CRIIMI MAE reserves the right to modify the pricing or any other provision of the Plan at any time. Participants in the Plan may have cash dividends on all or a portion of their common shares automatically reinvested. Participants may terminate their accounts at any time in the manner provided for in the Plan. During the year ended December 31, 1995, 72,075 common shares were newly issued under the Plan. No common shares were newly issued under the plan in 1996 as CRIIMI MAE elected to purchase shares for the Participants in the open market.

12.  Preferred Stock

     CRIIMI MAE's charter authorizes the issuance of up to 25,000,000 shares of preferred stock, of which 150,000 shares have been classified as Series A Preferred Shares and 3,000,000 shares have been classified as Series B Preferred Shares as of December 31, 1996.

     Series A Cumulative Convertible Preferred Stock
     -----------------------------------------------
     In July 1996, CRIIMI MAE completed a public offering of 75,000 shares of Series A Cumulative Convertible Preferred Stock, with a par value of $0.01 per share (the Series A Preferred Shares), at an aggregate offering price of $7,500,000. The Series A Preferred Shares pay a dividend based on a fixed premium over three-month LIBOR and, subject to the terms of CRIIMI MAE's Articles of Incorporation, as amended and supplemented, are (i) convertible at the option of the holders, (ii) subject to mandatory conversion by CRIIMI MAE and (iii) subject to redemption by CRIIMI MAE. The number of common shares deliverable upon conversion of a Series A Preferred Share is equal to a fraction
(1) the numerator of which is 100 and (2) the denominator of which is 94% of the average closing trade price reported on the New York Stock Exchange of CRIIMI MAE's common shares for the 21 days prior to the date notice of conversion is

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Preferred Stock - Continued

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

     In late 1996, the holder of the Series A Preferred Shares elected to exercise its right to convert the initial 75,000 Series A Preferred Shares into 744,512 shares of common stock. In December 1996, CRIIMI MAE exercised its put option to sell an additional 75,000 Series A Preferred Shares to such investor at an aggregate offering price of $7,500,000. Accordingly, as of December 31, 1996, there were 75,000 Series A Preferred Shares outstanding. Dividends paid and accrued on Series A Preferred Shares totaled $128,546 for the year ended December 31, 1996.

     On January 15, 1997, the holder of the Series A Preferred Shares elected to exercise its right to convert 25,000 Series A Preferred Shares into 208,011 shares of common stock. On February 12, 1997, the holder converted an additional 25,000 Series A Preferred Shares into 190,212 shares of common stock.

     Series B Cumulative Convertible Preferred Stock
     -----------------------------------------------
     In August 1996, CRIIMI MAE completed a public offering of 2,415,000 shares of Series B Cumulative Convertible Preferred Stock, with a par value of $0.01 per share (the Series B Preferred Shares), at an aggregate offering price of $60,375,000. The Series B Preferred Shares pay a dividend in an amount equal to the sum of (1) $.68 per share per quarter plus (ii) the product of the excess over $.30, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio (2.2844) times one plus a conversion premium of 3%, subject to adjustment upon the occurrence of certain events. The Series B Preferred Shares are (i) convertible at the option of the holders, and (ii) subject to redemption at CRIIMI MAE's sole discretion after the 10th anniversary of issuance. Each Series B Preferred Share is convertible into 2.2844 shares of common stock, subject to adjustment upon the occurrence of certain events. The liquidation preference and the redemption price on the Series B Preferred Shares equals $25 per share, together with accrued but unpaid dividends. At December 31, 1996, there were 2,415,000 Series B Preferred Shares outstanding. Dividends paid and accrued on Series B Preferred Shares totaled $3,397,905 for the year ended December 31, 1996.

     On January 9, 1997, a holder of the Series B Preferred Shares elected to exercise its right to convert 46,000 Series B Preferred Shares into 105,082 shares of common stock.

13.  Stock Based Compensation Plans

     CRIIMI MAE has two stock option plans, the Stock Option Plan for Key Employees ("Key Employee Plan"), and the 1996 Non-Employee Director Stock Plan ("Director Plan"). In addition, as discussed in Note 3, CRIIMI MAE has granted to each of the Principals options to purchase common stock under separate Stock Option agreements ("The Agreements") resulting from the Merger. CRIIMI MAE accounts for these Agreements and Plans under APB Opinion No. 25, under which no compensation cost has been recognized. The value of option shares granted as part of the Merger was capitalized as a component to goodwill. Accordingly, the proforma information below excludes option shares granted at the time of Merger. During 1996, FASB Statement No. 123 became effective. This Statement requires

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  Stock Based Compensation Plans - Continued

pro forma disclosure of the impact on net income and earnings per share if the cost of options issued was recorded at their estimated fair value at the issuance date. Had compensation cost for these Plans been determined consistent with FASB Statement No. 123, CRIIMI MAE's net income and earnings per share would have been reduced to the following pro forma amounts:


                                       1996          1995
                                    -----------   -----------
Net Income:       As Reported       $31,713,406   $18,534,089
                  Pro Forma          31,695,973    18,534,089

Primary EPS:      As Reported       $      1.03   $      0.65
                  Pro Forma                1.03          0.65


     CRIIMI MAE may grant options for up to 500,000 shares under the Key
Employee Plan. CRIIMI MAE has granted options on 361,000 shares through December 31, 1996, including shares granted at the time of Merger. Under the Key Employee Plan, options granted prior to July 28, 1995 have an option price of $9.77, and options granted after July 28, 1995 must have an option price of not less than fair market value at date of grant. Options vest in equal installments on either the first three or four anniversaries of the date of grant and expire after eight years.

     CRIIMI MAE may grant options for up to 500,000 shares under the Director
Plan.  CRIIMI MAE has granted options on 2,000 shares through December 31, 1996.
Under the Director Plan, the option exercise price is equal to the stock's market price on date of grant, the options vest immediately, and the options expire after ten years.

     Under the Agreements, each of the Principals received from CRIIMI MAE options to purchase $1,000,000 Common Shares at an exercise price equal to $1.50 per share more than the aggregate average of the high and low sale prices of Common Shares on the New York Stock Exchange during the ten trading days preceding the Closing Date, which average sale price was calculated at $8.27 per share (the Trading Price) and 500,000 Common Shares at an exercise price equal to $4.00 per share more than the Trading Price. The options vest in equal installments on the first five anniversaries of the Closing Date. The options expire on the eighth anniversary of the Closing Date.

     A summary of the status of CRIIMI MAE's two stock option plans, and shares granted at the time of the Merger, at December 31, 1996 and 1995 and changes during the years then ended is presented in the table below:


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  Stock Based Compensation Plans - Continued


                                1996                   1995(1)
                         --------------------    --------------------
                                    Wtd Avg                  Wtd Avg
                         Shares     Ex Price     Shares      Ex Price
                         ---------  --------     ---------   --------

Outstanding at
Beginning of Year        3,230,000  $ 10.54              0   $     --
Granted                    133,000    10.88      3,230,000      10.54
Exercised                 (230,668)    9.77              0         --
Forfeited                  (40,832)   10.04              0         --
Expired                          0       --              0         --
                         ---------  -------      ---------   --------
Outstanding at end of
  Year                   3,091,500  $ 10.62      3,230,000   $  10.54
                         =========  =======      =========   ========
Exercisable at end
of Year                    447,999  $ 10.89              0         --
                         =========  =======      =========   ========
Weighted average fair
value of options granted                         $   .81     $    .46
                                                 =======     ========

(1) The fair value of these options was capitalized as a component of goodwill in conjunction with the Merger.


     The 3,091,500 options outstanding at December 31, 1996 have exercise prices between $9.77 and $12.27 with a weighted average exercise price of $10.62 and a weighted average remaining contractual life of 6.5 years.

     The fair value of the 1996 option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996: risk-free interest rate of 6.16%, expected life of 2.05 years; expected volatility of 22.5%; dividend yield of 11%.

     The fair value of the 1995 option grant was estimated at the time of the Merger using the Cox-Rous-Rubinstein option pricing model with the following weighted average assumptions: risk free interest rate of 8.12%; expected life of 4.86 years; expected volatility of 23.5%; dividend yield of 11%.

14.  Litigation

     In connection with the settlement of certain class-action litigation involving CRIIMI MAE and certain of its affiliates, CRIIMI MAE entered into a settlement agreement, which was approved by the court in November 1993, providing for, among other things, the issuance of up to 2.5 million warrants, exercisable for 18 months after issuance. Based on the Adviser's initial estimate of the number of warrants to be issued, CRIIMI MAE accrued a total provision of $1.5 million in its consolidated statement of income for the year ended December 31, 1993. Because the actual number of warrants issued pursuant to the Settlement Agreement was significantly lower than the initial estimate, CRIIMI MAE reduced this provision in June 1994 to approximately $943,000, resulting in an adjustment of approximately $557,000 during 1994. Through

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  Litigation - Continued

December 29, 1995, the expiration date of the warrants, none of the warrants had been exercised. Accordingly, an adjustment of approximately $656,000 was recognized during 1995 to reverse into income the remaining obligation related to the warrants.

     In June 1995, Edge Partners, L.P.(the Plaintiff), derivatively on behalf of CRIIMI MAE, filed a Derivative Complaint in the District Court of Maryland, Southern Division. This complaint was dismissed in December 1995. The Plaintiff filed a First Amended Class and Derivative Complaint (the Complaint) in February 1996. The Complaint names as defendants each of the Directors who served on the board at the time of the Merger and CRIIMI MAE as a nominal defendant. Each of the Directors has an indemnity from CRIIMI MAE.

     Count I of the complaint alleges violations of Section 14(a) of the Exchange Act for issuing a materially false and misleading proxy in connection with the Merger and brings such count individually on its own behalf and asks the court to certify such count as a class action. Count II alleges a breach of fiduciary duty owed to CRIIMI MAE and its shareholders and purports to bring such count derivatively in the right of and for the benefit of CRIIMI MAE. Through the Complaint, the Plaintiff seeks, among other relief, that unspecified damages be accounted to CRIIMI MAE, that the stockholder vote in connection with the Merger be null and void, and that certain salaries and other remuneration paid to the Directors be returned to CRIIMI MAE.

     In November 1996, each defendant filed an Answer to the Complaint. Discovery proceedings began in December 1996 and are continuing. Management believes the suit is without merit and does not expect the case to have a material adverse financial impact on CRIIMI MAE.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  Summary of Quarterly Results of Operations (Unaudited)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1996, 1995 and 1994:

                                                                   1996
                                                              Quarter ended
                                           March 31        June 30      September 30   December 31
                                         ------------   ------------    ------------   ------------
Income (principally
  mortgage income and income
  from Subordinated CMBS)                $ 22,963,855   $ 24,077,854    $ 23,970,116   $ 34,943,594
Net gain (loss) on mortgage
  dispositions                              9,420,191        (31,742)       (120,439)       333,350
Net income                                 11,543,125      6,391,525       6,513,152     10,792,055
Net income per share-Primary                      .38            .21             .16            .28


                                                                  1995
                                                             Quarter ended
                                           March 31        June 30      September 30   December 31
                                         ------------   ------------    ------------   ------------
Income (principally
  mortgage income and income
  from Subordinated CMBS)                $ 19,501,446   $ 19,381,933    $ 20,421,498   $ 22,763,474
Net gain (loss) on mortgage
  dispositions                              1,567,346         66,933          (9,409)      (123,272)
Net income                                  4,915,397      4,609,412       3,237,359      5,771,921
Net income per share                              .19            .17             .11            .19

                                                                  1994
                                                             Quarter ended
                                           March 31        June 30      September 30   December 31
                                         ------------   ------------    ------------   ------------
Income (principally
  mortgage income)                       $ 15,918,972   $ 17,184,041    $ 19,164,345   $ 19,174,442
Net gain on mortgage
  dispositions                             11,627,196        445,747         724,439        201,926
Net income                                  9,982,050      6,076,374       5,449,251      4,502,444
Net income per share                              .47            .24             .22            .18


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

CRIIMI MAE Inc. shares are traded on the New York Stock Exchange under the symbol CMM.