Form 10-Q
period 1997-03-31
CRIIMI MAE INC
filed 1997-04-28
CIK 847322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         March 31, 1997
                              --------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding as of April 25, 1997
----------------------------       --------------------------------
Common Stock, $.01 par value                   37,479,301

                                 CRIIMI MAE INC.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - as of March 31, 1997
            (unaudited) and December 31, 1996 . . . . . . .         3

          Consolidated Statements of Income - for the
            three months ended March 31, 1997
            and 1996 (unaudited)  . . . . . . . . . . . . .         4

          Consolidated Statement of Changes in
            Shareholders' Equity - for the three months
            ended March 31, 1997 and 1996 (unaudited) . . .         6

          Consolidated Statements of Cash Flows -
            for the three months ended March 31, 1997
            and 1996 (unaudited)  . . . . . . . . . . . . .         7

          Notes to Consolidated Financial Statements  . . .
            (unaudited) . . . . . . . . . . . . . . . . . .         8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . .        29

PART II.  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . .        38

Item 2.   Changes in Securities . . . . . . . . . . . . . .        39

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .        40

Signature   . . . . . . . . . . . . . . . . . . . . . . . .        41

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                               March 31,         December 31,
                                                 1997                1996
                                            --------------      --------------
                                            (unaudited)
Assets:
  Mortgage Assets:
    Mortgage security collateral, at
      amortized cost                        $  604,019,682      $  618,133,219
    Subordinated CMBS,
      at amortized cost                        564,346,666         564,335,400
    Mortgages, at fair value                    18,204,633          72,976,503

  Equity Investments                            34,671,029          35,059,648

  Receivables and Other Assets                  71,676,847          65,774,174
  Cash and cash equivalents                     13,401,834          10,966,354
                                            --------------      --------------
      Total assets                          $1,306,320,691      $1,367,245,298
                                            ==============      ==============

Liabilities:
  Securitized Mortgage Obligations:
    Mortgage security collateral            $  584,194,054      $  590,222,369
    Subordinated CMBS                          142,000,000         142,000,000
  Repurchase Agreements-Subordinated CMBS      138,933,322         241,137,588
  Bank Term Loans                                8,247,880           8,897,880
  Payables and accrued expenses                 11,543,005          11,798,073
                                            --------------      --------------
        Total liabilities                      884,918,261         994,055,910
                                            --------------      --------------
Minority interests in
  consolidated subsidiary                        2,870,078          26,518,125
                                            --------------      --------------
Commitments and contingencies

Shareholders' equity:
  Convertible Preferred stock                       22,265              24,900
  Common stock                                     379,802             319,128
  Net unrealized (losses)/gains on
    mortgage assets                                (29,313)          8,916,228
  Additional paid-in capital                   423,210,971         342,462,380
                                            --------------      --------------
                                               423,583,725         351,722,636

Less treasury stock, at cost-
  538,635 and 538,635 shares, respectively      (5,051,373          (5,051,373)
                                            --------------      --------------
        Total shareholders' equity             418,532,352         346,671,263
                                            --------------      --------------
        Total liabilities and shareholders'
          equity                            $1,306,320,691      $1,367,245,298
                                            ==============      ==============

                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                                 CRIIMI MAE INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)

                                                            For the three months ended
                                                                     March 31,
                                                               1997              1996
                                                           ------------     -------------
Income:
  Mortgage income                                          $ 12,660,802     $ 14,770,146
  Income from Subordinated CMBS                              16,764,036        8,193,709
  Equity in earnings from investments                           814,522          752,000
  Other investment income                                       920,347        1,220,082
                                                           ------------     ------------
                                                             31,159,707       24,935,937
                                                           ------------     ------------
Expenses:
  Interest expense                                           18,321,923       15,675,314
  General and administrative                                  2,393,768        1,398,695
  Fees to related party                                          11,468          171,116
  Amortization of assets acquired in the Merger                 719,391          721,521
  Adjustment to hedges for valuation and sales                       --         (148,189)
                                                           ------------     ------------
                                                             21,446,550       17,818,457
                                                           ------------     ------------

Income before mortgage dispositions and
  minority interest                                           9,713,157        7,117,480

Mortgage dispositions:
  Gains                                                      17,314,552        9,692,244
  Losses                                                       (175,603)        (272,053)
                                                           ------------     ------------
Income before minority interests                             26,852,106       16,537,671

Minority interests in net income of
  consolidated subsidiary                                    (7,752,565)      (4,994,546)
                                                           ------------     ------------
Net income                                                 $ 19,099,541     $ 11,543,125

Preferred Dividends                                          (1,825,387)              --
                                                           ------------     ------------
Net income available to common shareholders                $ 17,274,154     $ 11,543,125
                                                           ============     ============



PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Earnings per share:

Primary                                                    $       0.53     $       0.38
                                                           ============     ============

Fully Diluted                                              $       0.50     $       0.38
                                                           ============     ============
Shares used in computing primary
  earnings per share, exclusive of
  shares held in treasury                                    32,844,343       30,407,024
                                                           ============     ============

Shares used in computing fully
  diluted earnings per share,
  exclusive of shares held in
  treasury                                                   37,930,560       30,407,024
                                                           ============     ============


                                            The accompanying notes are an integral part
                                             of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                        CRIIMI MAE INC.
                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 For the three months ended March 31, 1997
                                             (Unaudited)


                                                                Net
                                                             Unrealized
                                 Preferred    Common Stock    Gains on      Additional                                    Total
                                 Stock Par        Par         Mortgage       Paid-in     Undistributed   Treasury      Shareholders'
                                   Value         Value      Investments      Capital       Net Income      Stock         Equity
                                 ----------   ------------ -------------   ------------- -------------  ------------- -------------
Balance, December 31, 1996       $   24,900   $    319,128 $   8,916,228   $ 342,462,380 $          --  $ (5,051,373) $346,671,263
Net income                               --             --            --              --    19,099,541            --    19,099,541
Dividends paid on preferred
  shares                                 --             --            --              --    (1,825,387)           --    (1,825,387)
Dividends paid on common shares          --             --            --              --   (11,330,365)           --   (11,330,365)
Conversion of preferred stock
  into common stock                  (2,635)         9,904            --          (7,269)           --            --            --
Stock options exercised                  --             80            --          58,540            --            --        58,620
Adjustment to net unrealized gains
  on mortgage investments                --             --    (8,945,541)             --            --            --    (8,945,541)
Shares issued                            --         50,690            --      74,753,531            --            --    74,804,221
                                 ----------   ------------ -------------   ------------- -------------  ------------  ------------
Balance, March 31, 1997          $   22,265   $    379,802 $     (29,313)  $ 417,267,182 $   5,943,789  $ (5,051,373) $418,532,352
                                 ==========   ============   ============= ============= =============  ============  ============



                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                                   CRIIMI MAE INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                       For the three months ended
                                                                                  March 31,
                                                                         1997              1996
                                                                     ------------      ------------
Cash flows from operating activities:
  Net income                                                         $ 19,099,541      $ 11,543,125
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Amortization of discount and deferred financing
        costs on debt                                                     909,448           652,432
      Amortization of assets acquired in the Merger                       719,391           721,521
      Depreciation and other amortization                                 203,209           224,404
      Discount/Premium amortization on mortgage assets                      7,761          (534,524)
      Net gains on mortgage dispositions                              (17,138,949)       (9,420,191)
      Equity in earnings from investments                                (181,736)          (72,145)
      Valuation adjustment to hedges                                           --          (148,189)
      Minority interests in earnings of consolidated subsidiary         7,752,565         4,994,546
      Changes in assets and liabilities:
        (Increase) Decrease in receivables and other assets            (7,462,924)        2,460,465
        Decrease increase in payables and accrued expenses               (693,390)         (893,749)
        Increase (Decrease) in interest payable                           563,377          (565,228)
                                                                      -----------      ------------
          Net cash provided by operating activities                     3,778,293         8,962,467
                                                                      -----------      ------------
Cash flows from investing activities:
  Purchase of mortgages and advances on construction loans                     --          (115,816)
  (Payment of) Decrease in deferred costs                                  (1,593)          157,658
  Servicing rights contributed to Services Partnership                         --        (1,558,017)
  Proceeds from mortgage dispositions                                  69,325,577        79,961,905
  Receipt of principal payments                                         1,756,888         2,132,185
  Other investing activities                                                   --            63,323
                                                                     ------------      ------------
          Net cash provided by investing activities                    71,080,872        80,641,238
                                                                     ------------      ------------
Cash flows from financing activities:
  Proceeds from debt issuances                                         51,073,976        30,864,158
  Principal payments on debt obligations                             (160,334,369)      (57,628,684)
  Increase in deferred financing costs                                   (128,881)         (197,955)
  Dividends (including return of capital) paid to shareholders,
    including minority interests                                      (37,897,252)      (34,775,511)
  Proceeds from the issuance of common stock                           74,862,841                --
                                                                     ------------      ------------
          Net cash used in financing activities                       (72,423,685)      (61,737,992)
                                                                     ------------      ------------
Net increase in cash and cash equivalents                               2,435,480        27,865,713

Cash and cash equivalents, beginning of period                         10,966,354        16,577,407
                                                                     ------------      ------------
Cash and cash equivalents, end of period                             $ 13,401,834      $ 44,443,120
                                                                     ============      ============


                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     CRIIMI MAE Inc. (CRIIMI MAE or the Company) is a full service commercial mortgage company structured as a self-administered real estate investment trust
(REIT). CRIIMI MAE's portfolio of assets consists primarily of non-investment grade subordinated securities backed by first mortgage loans on multifamily and other commercial real estate ("Subordinated CMBS") and interests in government insured or guaranteed mortgages secured by multifamily housing complexes located throughout the United States ("Government Insured Mortgage Assets"). CRIIMI MAE believes that its concentration on acquiring Subordinated CMBS, together with its expertise as an underwriter and servicer of commercial mortgage loans, enables the Company to take advantage of the rapid growth in the securitization of debt backed by income-producing commercial real estate. Before purchasing Subordinated CMBS, CRIIMI MAE and its affiliates utilize their multifamily and commercial real estate expertise to perform due diligence on the underlying collateral and require that certain control mechanisms, such as the ability to monitor the performance of the underlying mortgage loans and control of workout/foreclosure proceedings, are in place. CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's capital stock.

     CRIIMI MAE owns 100% of multiple financing and operating subsidiaries (discussed in Notes 5 and 10), approximately 57% of CRI Liquidating REIT, Inc. (CRI Liquidating), a finite-life, self-liquidating REIT which held Government Insured Multifamily Mortgages through early 1997 and various interests in other entities which either own or service mortgage assets.

     CRIIMI MAE has elected to qualify as a REIT for tax purposes. To qualify for tax treatment as a REIT under the Internal Revenue Code, CRIIMI MAE must meet certain income and asset tests and distribution requirements. CRIIMI MAE closely monitors its activities, its income and its assets in an effort to ensure that it maintains its qualification as a REIT.

     The Company intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the Securities and Exchange Commission ("SEC"), to qualify for this exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests. The Company will generally acquire Subordinated CMBS only when such mortgage assets are collateralized by pools of first mortgage loans, when the Company can monitor the performance of the underlying mortgage loans through loan management and servicing rights, and when the Company has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, CRIIMI MAE believes that the related Subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, CRIIMI MAE believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest primarily in such Subordinated CMBS and/or in other Qualifying Interests. However, if the SEC or its staff were to take a different position with respect to whether CRIIMI MAE's Subordinated CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that it would not meet the requirements for registering as an investment company or to register as an investment company, both of which may adversely affect the Company.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Basis of Presentation

     In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, including CRI Liquidating, CRIIMI MAE Management Inc. (CRIIMI Management), CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CRIIMI MAE Holdings Inc., CRIIMI MAE Holdings L.P. and CRIIMI, Inc., contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated financial position of CRIIMI MAE as of March 31, 1997 and December 31, 1996, the consolidated results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months ended March 31, 1997 and 1996.

     These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in CRIIMI MAE's Annual Report filed on Form 10-K for the year ended December 31, 1996.

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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Summary of Significant Accounting Policies - Continued

     Reclassifications
     -----------------
          Certain amounts in the consolidated financial statements as of and for the three months ended March 31, 1996 have been reclassified to conform to the 1997 presentation.

     Subordinated CMBS
     -----------------
          CRIIMI MAE has the intent and ability to hold its Subordinated CMBS until maturity. Consequently, these mortgage assets are classified as Held to Maturity and are carried at amortized cost. For GAAP purposes, CRIIMI MAE recognizes income from Subordinated CMBS on the effective interest method, using the anticipated yield over the projected life of the investment. Changes in yields are due to revisions in estimates of future credit losses, losses incurred and actual prepayment speeds. Changes in yield resulting from prepayments are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the original investment date. CRIIMI MAE recognizes impairment on its Subordinated CMBS whenever it determines that the current estimate of expected future credit losses, exceeds future credit losses as originally projected. Impairment losses are determined by comparing the fair value of a Subordinated CMBS to its current carrying amount, the difference being recognized as a loss in the current period in the consolidated statement of income if the fair value is less than amortized cost. Reduced estimates of credit losses are recognized as an adjustment to the yield over the remaining life of the Subordinated CMBS.

     Consolidated Statements of Cash Flows
     -------------------------------------
          Cash payments made for interest during the three months ended March 31, 1997 and 1996 were $16,849,098 and $15,588,110, respectively.

     Earnings per Share
     ------------------
          Primary earnings per share is computed by deducting preferred dividends from net income in order to determine net income available to common shareholders. This amount is then divided by the weighted average common shares and common stock equivalents outstanding during the period. The common stock equivalents arise from the Company's stock options which were assumed to be exercised at the average market rate during the quarter.

          Fully diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding during the period after giving effect for common stock equivalents arising from stock options and for preferred stock assumed to be converted to common stock. The stock options were assumed to be exercised at the greater of the closing price on the last day of the quarter or the average price for the quarter.

     New Accounting Statements
     -------------------------
          During 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (SFAS 125). This statement defers the applicability of FAS 125 to repurchase agreements, dollar rolls, securities lending and certain other transactions that occur after December 31, 1997. CRIIMI MAE believes the deferral of this aspect of SFAS 125 will have no material impact on its financial statements.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Summary of Significant Accounting Policies - Continued

          In February 1997, FASB issued SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 changes the requirements for calculation and disclosure of earnings per share. This statement eliminates the calculation of primary earnings per share and requires the disclosure of basic earnings per share and diluted earnings per share. Under these provisions, CRIIMI MAE would have basic earnings per share of $0.54 and $0.38 for the quarters ended March 31, 1997 and 1996. Fully diluted earnings per share would be $0.50 and $0.38 for the quarters ended March 31, 1997 and 1996, respectively.

          During 1997, FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. CRIIMI MAE does not anticipate a significant impact to its current disclosures.

4.   Transactions with Related Parties

     Below is a summary of the related party transactions which occurred during the three months ended March 31, 1997 and 1996. These items are described further in the text which follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

                                                      For the three months ended March 31,
                                                            1997                  1996
                                                      --------------         -------------
PAYMENTS TO THE ADVISER:
------------------------
Annual fee - CRI Liquidating (a)(f)                     $     11,468          $    171,116
Incentive fee - CRI Liquidating (e)                          958,081               568,638
                                                        ------------          ------------
     Total                                              $    969,549          $    739,754
                                                        ============          ============
PAYMENTS TO CRI:
----------------
Expense reimbursement - CRIIMI MAE Management
  Inc.(g)                                               $    109,786          $    347,971
                                                        ============          ============

AMOUNTS RECEIVED OR ACCRUED FROM RELATED PARTIES:
------------------------------------------------
CRIIMI, Inc.
------------
  Income (c)                                            $    399,638          $    457,964
  Return of capital (d)                                      450,096               321,838
                                                        ------------          ------------
     Total                                              $    849,734          $    779,802
                                                        ============          ============

CRI/AIM Investment Limited
  Partnership (d)                                       $    167,988          $    192,682
                                                        ============          ============
Expense Reimbursements to CRIIMI Management(b)
----------------------------------------------
CRI Liquidating and the AIM Funds                       $     94,032          $     75,000
CRIIMI MAE Services Limited Partnership                           --               425,000
                                                        ------------          ------------
                                                        $     94,032          $    500,000
                                                        ============          ============

(a)  Included in the accompanying consolidated statements of income as fees to related party.
(b)  Included as general and administrative expenses on the accompanying consolidated statements of income.
(c)  Included as equity in earnings from investments on the accompanying consolidated statements of income.
(d)  Included as a reduction of equity investments on the accompanying consolidated balance sheets.
(e)  Netted with gains on mortgage dispositions on the accompanying consolidated statements of income.
(f)  As a result of reaching the carryover CRIIMI I target yield during the first quarter of 1997 and 1996, CRI Liquidating paid deferred annual fees of $12,726 and $108,809, during the three months ended March 31, 1997 and 1996, respectively.
(g)  Pursuant to an agreement between CRIIMI MAE and CRI (the CRI Administrative Services Agreement), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI
     MAE's business.  CRIIMI MAE uses the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by CRIIMI Management or provided by another service provider.  The CRI Administrative Services
     Agreement is terminable on 30 days notice at any time by CRIIMI MAE.


     CRIIMI MAE Services Limited Partnership (Services Partnership) provides certain servicing functions for approximately $6.3 billion of commercial mortgage assets as of March 31, 1997, including acting as the special servicer with respect to the approximately $6.1 billion of commercial mortgage loans

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

underlying CRIIMI MAE's Subordinated CMBS. In addition to providing fee income to Services Partnership, CRIIMI MAE believes these servicing arrangements enable the Company to better monitor the pool of mortgage loans securing its Subordinated CMBS, thereby partially mitigating the risk of owning Subordinated CMBS. The servicing contracts are contributed to the Services Partnership and increase CRIIMI MAE's interest in that partnership. As of March 31, 1997, CRIIMI MAE held a 33% general partnership interest in the Services Partnership. CRIIMI MAE, through CRIIMI Management, manages the Services Partnership as general partner.

5.   Mortgage Assets - Mortgage Security Collateral and Mortgages

     CRIIMI MAE's consolidated portfolio of mortgage security collateral and mortgages is comprised of FHA-Insured Loans, GNMA Mortgage-Backed Securities and a HUD-insured non-amortizing construction loan. The construction loan is intended to be converted to a permanent, amortizing insured loan upon final endorsement. Additionally, mortgage security collateral includes Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by FHA-Insured Loans and GNMA Mortgage-Backed Securities, as discussed below. As of March 31, 1997, 22% of CRIIMI MAE's investment in mortgage security collateral and mortgages were FHA-Insured Loans, 78% were GNMA Mortgage-Backed Securities and less than 1% was a construction loan (including loans which collateralize Freddie Mac participation certificates). FHA-Insured Loans, GNMA Mortgage-Backed Securities and Government Insured Construction Mortgages are collectively referred to as mortgages herein.

     Through its wholly owned subsidiaries and CRI Liquidating, CRIIMI MAE owns the following mortgages directly and indirectly:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Mortgage Assets - Mortgage Security Collateral and Mortgages -
       Continued

                                                                   As of March 31, 1997
                                                                  ---------------------

                                                                                                 Weighted
                                                                                                  Average
                                              Number of            Carrying        Fair          Effective      Weighted Average
                                              Mortgages             Value         Value(a)     Interest Rate     Remaining Term
                                              ---------         ------------    ------------   -------------    ----------------
CRIIMI MAE (b)                                     5            $ 18,204,633    $ 18,204,633       8.09%          35 years
CRIIMI MAE Financial Corporation(b)               53             198,757,703     199,714,956       8.41%          32 years
CRIIMI MAE Financial Corporation II(b)            59             249,397,211     242,459,646       7.19%          30 years
CRIIMI MAE Financial Corporation III(b)           38             155,864,768     154,731,677       8.10%          32 years
                                              ---------         ------------    ------------
                                                 155            $622,224,315    $615,110,912
                                              =========         ============    ============


                                                                    As of December 31, 1996
                                                                   -------------------------

                                                                                                 Weighted
                                                                                                  Average
                                              Number of           Carrying         Fair         Effective       Weighted Average
                                              Mortgages             Value         Value(a)     Interest Rate     Remaining Term
                                              ---------         ------------    ------------   -------------    ----------------
CRIIMI MAE                                         5            $ 18,527,970    $ 18,527,970       8.09%           35 years
CRIIMI MAE Financial Corporation                  55             206,803,142     209,693,241       8.41%           31 years
CRIIMI MAE Financial Corporation II               59             249,969,567     247,126,393       7.19%           30 years
CRIIMI MAE Financial Corporation III              39             161,360,510     162,003,486       8.08%           32 years
CRI Liquidating(c)                                11              54,448,533      54,448,533       11.3%           25 years
                                              ---------         ------------    ------------
                                                 169            $691,109,722    $691,799,623
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

(b)  During the three months ended March 31, 1997, there were 3 prepayments of mortgages held by CRIIMI MAE and its financial corporation subsidiaries.  These prepayments generated net proceeds of approximately $12.8 million and resulted in net financial statement losses of approximately $161,000, which are included in losses on mortgage dispositions on the accompanying consolidated statement of income for the three months ended March 31, 1997.

(c)  In January 1997, the Liquidating Company sold its remaining 11 mortgages, generating proceeds of approximately $54 million which resulted in financial statement gains and tax basis gains of approximately $14 million.


6.   Mortgage Assets - Subordinated CMBS

     In addition to holding Government Insured Mortgage Assets, CRIIMI MAE has also purchased other mortgage assets which are not federally insured or guaranteed.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Subordinated CMBS - Continued

     The following table summarizes information related to these other mortgage assets on an aggregate basis by pool:

                                             Original          Current
                                            Estimated         Estimated
                                           Unleveraged       Unleveraged
                                             Yield to          Yield to
   Pool                                       Maturity(1)       Maturity(2)
------------                              ------------      ------------
Mortgage Capital Funding, Inc.
  Series 1993-C1                               13.0%            14.4%
  Series 1994-MC1                              14.1%            13.8%
  Series 1995-MC1                              12.2%            12.1%

Nomura Asset Securities Corp.
  Series 1994-C3                               12.3%            12.1%

Lehman Pass-Through Securities Inc.
  Series 1994-A                                13.4%            13.4%

Structured Mortgage Securities Corp.
  Series 1995-M1                               12.9%            12.4%

Fannie Mae Multifamily REMIC
  Series 1996-M1                               11.7%            11.6%

LB Commercial Conduit
  Series 1995-C2                               11.2%            11.2%
  Series 1996-C2                               11.8%            11.8%

DLJ Mortgage Acceptance Corp.
  Series 1995-CF2                              11.0%            11.0%
  Series 1996-CF2                              11.8%            11.8%

Asset Securitization Corp.
  Series 1995-D1                               11.6%            11.5%
  Series 1996-D2                               12.4%            12.4%
  Series 1996-D3                               11.9%            11.9%

Merrill Lynch Mortgage Investors, Inc.
  Series 1995-C3                               11.1%            11.1%
  Series 1996-C2                               11.9%            11.9%

Weighted average unleveraged
  yield to Maturity(3)                         11.9%            11.9%

(1)  Represents the original estimated unleveraged yield over the expected life
(calculated as of the acquisition date) of the related Subordinated CMBS, based on management's estimate of the timing and amount of future credit losses and prepayments of the underlying mortgage loans.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Subordinated CMBS - Continued

(2) Unless otherwise noted, changes in the current estimated yield to maturity from that originally estimated are primarily the result of changes in prepayment assumptions relating to mortgage collateral. As of March 31, 1997, CRIIMI MAE has not incurred any losses on Subordinated CMBS, nor has the performance of the underlying collateral caused CRIIMI MAE to adjust its original loss estimates.

(3) Represents the annual expected weighted average unleveraged yield over the expected average life of the Company's Subordinated CMBS portfolio as of the date of acquisition and March 31, 1997, respectively.

[/TABLE]

The aggregate investment by the underlying rating of the Subordinated CMBS is as follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Subordinated CMBS - Continued

                      Face Amount                   Fair Value
                         as of                         as of                      Amortized Cost as of
                      March 31, 1997               March 31, 1997(a)                  (in millions)
Security Rating       (in millions)        %        (in millions)        March 31, 1997         December 31, 1996
---------------   -------------------  --------   ----------------     ------------------       -----------------
BBB                   14.6                1.8           14.7              $   14.3                $     14.2

BB                   362.6               45.6          327.1                 308.4                     307.8

B                    244.5               30.7          174.0                 175.3                     175.0

B-                    13.8                1.7            8.1                   8.3                       8.3

Unrated              161.0               20.2           59.5                  58.0                      59.0
                  --------             ------      ---------              --------                 ---------
Total             $  796.5              100.0%     $   583.4              $  564.3                 $   564.3
                  ========             ======      =========              ========                 =========

(a)  The estimated fair values of Subordinated CMBS are based on quoted market prices or an average of market quotes.


     The Subordinated CMBS tranches owned by CRIIMI MAE provide credit support to the more senior tranches of the related commercial securitization. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranche having a priority right to cash flow. Then, any remaining cash flow is allocated generally among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinate tranche will be the first to bear this loss. To the extent there are losses in excess of the most subordinate tranche's stated right to principal and interest, then the remaining tranches will bear such losses in order of their relative subordination.

     The accounting treatment required under generally accepted accounting principles requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This currently results in income which is lower for financial statement purposes than for tax purposes. Based on the timing and amount of future credit losses and prepayments estimated by management, the estimated weighted average unleveraged yield over the expected average life of CRIIMI MAE's Subordinated CMBS as of March 31, 1997 is approximately 11.9%.

     CRIIMI MAE's estimated returns on its Subordinated CMBS are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include the prevailing interest rates on that portion of the Subordinated CMBS which has been financed with floating rate debt, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the ability to renew repurchase agreements and the terms of any such renewed agreements and the availability of alternative financing. Further examples include the timing and magnitude of credit losses on the mortgage loans underlying the Subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Subordinated CMBS - Continued

     In making acquisitions of Subordinated CMBS, CRIIMI MAE applies its experience in underwriting multifamily and other commercial real estate to perform extensive due diligence on the properties collateralizing the loans underlying the Subordinated CMBS. The Company's employees have broad experience in underwriting and servicing various types of performing and nonperforming income-producing real estate, including multifamily, retail and hotel properties. CRIIMI MAE "re-underwrites" substantially all of the mortgage loans in a prospective pool by reviewing historical and current operating records of the underlying real estate assets, appraisals, environmental studies, market studies and architectural and engineering studies, all to independently assess the stabilized performance level of the underlying properties. In addition, the Company conducts site visits at a substantial number of the properties. The Company stresses the adjusted net operating incomes of the properties to simulate certain recessionary scenarios and applies market or greater capitalization rates to assess loan quality. Further, CRIIMI MAE will generally purchase Subordinated CMBS only when satisfactory arrangements exist which enable it to closely monitor the underlying mortgage loans and provide CRIIMI MAE with appropriate workout/foreclosure rights with respect to the underlying mortgage loans due to its status as special servicer. CRIIMI MAE believes that all transactions entered into have had such satisfactory arrangements.

     As of March 31, 1997, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and at the locations identified below:

Property Type     Percentage(3)       Geographic(1)     Percentage(3)
-------------     ------------        ------------      -------------
Multifamily            48             Texas                  17
Retail                 21             California             13
Hotel                  15             Florida                 8
Office                  6             Michigan                5
Other                  10             Other (2)              57


(1)  No significant concentration by region.
(2)  No other individual state makes up more than 5% of the total.
(3) Based on a percentage of the total unpaid principal balance of the underlying loans.

     Uninsured mortgage and mortgage-related assets, such as Subordinated CMBS, are expected to represent a significant component of CRIIMI MAE's new business activity for the foreseeable future. Upon closing on the purchase of the Subordinated CMBS, CRIIMI MAE, generally, enters into repurchase agreements which provide financing to purchase the rated tranches of the Subordinated CMBS (the unrated tranches are purchased with equity), until such time as CRIIMI MAE is able to refinance the short-term, floating-rate debt with longer-term, fixed-rate debt (see Note 10 for a discussion of financing). Generally, when purchasing Subordinated CMBS, approximately 75% and 70% of the respective fair values of the BB and B rated tranches are financed through repurchase agreements. As of March 31, 1997, repurchase agreements in the amount of approximately $139 million were outstanding related to the Subordinated CMBS, including temporary principal pay-downs of approximately $96 million, pending the purchase of additional Subordinated CMBS during 1997. Additionally, as of March 31, 1997, securitized mortgage obligations related to Subordinated CMBS were outstanding in the amount of $142 million, which were issued as a result of refinancing a portion of repurchase agreements on Subordinated CMBS (see also
Note 10).

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Subordinated CMBS - Continued

     CRIIMI MAE is currently considering the purchase of a portion of the Subordinate tranches of First Union-Lehman Brothers Commercial Mortgage Trust Series 1997-C1. If completed, the purchase would occur in May 1997.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income

     Reconciliations of the financial statement net income to the tax basis income for the three months ended March 31, 1997 and 1996 are as follows:

                                                                    For the three months ended March 31,
                                                                         1997                   1996
                                                                    ------------            -----------
Consolidated financial statement
  net income                                                        $ 19,099,541           $ 11,543,125
Adjustment due to accounting for subsidiary
  as a pooling for financial statement
  purposes and a purchase for tax purposes                            (2,132,614)             2,673,771
Mortgage dispositions                                                     91,850                146,737
Reamortization of Subordinated CMBS                                    1,032,735                373,020
Amortization and other interest expense
  adjustments                                                           (288,159)              (857,183)
Equity in earnings from investments                                      150,600                184,751
Amortization of assets acquired in the Merger                            719,391                721,521
Other                                                                     (8,926)               (50,281)
                                                                    ------------           ------------
Tax basis income                                                    $ 18,664,418           $ 14,735,461
                                                                    ============           ============

Dividends paid on preferred shares                                    (1,825,387)                    --
                                                                    ------------           ------------
Tax basis income available to
  common shareholders                                               $ 16,839,031           $ 14,735,461
                                                                    ============           ============

Tax basis income per share:

  Ordinary income per share - Primary                               $       0.28           $       0.22
  Capital gain per share - Primary                                          0.24                   0.26
                                                                    ------------           ------------

  Total tax basis income per share - Primary                        $       0.52           $       0.48
                                                                    ============           ============

  Total tax basis income per share - Fully
    Diluted                                                         $       0.50           $       0.48
                                                                    ============           ============
Weighted Average Shares - Primary                                     32,372,471             30,407,024
                                                                    ============           ============

Weighed Average Shares - Fully Diluted                                37,458,688             30,407,024
                                                                    ============           ============

     Differences in the financial statement net income and the tax basis income available to common shares principally relate to differences in the methods of accounting for the merger of the CRI Mortgage Businesses, mortgages and mortgage security collateral and Subordinated CMBS, amortization of certain deferred costs and the merger of the CRIIMI Funds.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Dividends to Common Shareholders

     For the three months ended March 31, 1997, dividends of $0.35 per share were paid to common shareholders. These dividends, which included long-term capital gains, were paid March 31, 1997.

     In March 1997, CRIIMI MAE successfully completed a common stock offering of
5.069 million shares at a price to the public of $15 5/8 per share. The net offering proceeds were approximately $75 million. These proceeds were used to temporarily reduce repurchase agreement financing pending the purchase of additional Subordinated CMBS.

9.   Preferred Stock

     CRIIMI MAE's charter authorizes the issuance of up to 25,000,000 shares of preferred stock, of which 150,000 shares have been classified as Series A Preferred Shares and 3,000,000 shares have been classified as Series B Preferred Shares as of March 31, 1997.

     As of March 31, 1997, the holder of the Series A Preferred Shares had converted all the Series A Preferred Shares into shares of common stock and no Series A Shares were outstanding. Dividends paid on the Series A Preferred Shares totaled $50,867 for the three months ended March 31, 1997.

     During the first quarter of 1997, 188,500 Series B Preferred Shares were converted into 430,608 shares of common stock, resulting in 2,226,500 Series B Preferred Shares outstanding as of April 25, 1997. Dividends paid and accrued on Series B Preferred Shares totaled $1,774,521 for the three months ended March 31, 1997.

     In March 1997, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company has the right to sell, and such investor is obligated to purchase, up to 300,000 shares of a new series of cumulative convertible preferred stock (Series C) over a period of one year from the date of the agreement at a price of $100 per share. The preferred stock will be convertible into shares of common stock at the option of the holders and is subject to redemption by CRIIMI MAE.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Obligations under Financing Facilities

     The following table summarizes CRIIMI MAE's debt outstanding as of March 31, 1997 and December 31, 1996:

                                                             Three months ended March 31, 1997
                                      -----------------------------------------------------------------------------
                                       Balance at       Eff. rate            Average         Average       Maturity
Type of Debt                           quarter end      at qtr. end          Balance        Eff. Rate        Date
------------                          ------------      -----------        ------------     ---------     -----------
Securitized Mortgage Obligations:

  FHLMC Funding Note (1)              $237,237,589             7.4%        $237,500,000          7.4%     Sept 2031

  FNMA Funding Note (2)                152,322,268             7.3%         155,000,000          7.3%     March 2035

  CMOs (3)                             194,634,197             7.3%         194,800,000          7.3%     Jan 2033

  Subordinated CMBS                    142,000,000             7.6%         142,000,000          7.6%     May 1998
                                                                                                            March 2016
Repurchase Agreements -
  Subordinated CMBS                    138,933,322             6.9%         234,600,000          6.9%     November 1997 -
                                                                                                            March 1999

Bank Term Loans                          8,247,880             2.8%(5)        8,300,000          2.8%     April 1997 -
                                                                                                            Dec 1998
                                      ------------
   Total                              $873,375,256
                                      ============


                                                   Year ended December 31, 1996
                                      --------------------------------------------------------
                                      Balance          Eff. Rate         Average       Average
Type of Debt                          at year end     at year end        Balance      Eff. Rate
------------                          -----------     ------------     ------------   ---------
Securitized Mortgage Obligations:

FHLMC Funding Note (1)                $237,708,781        7.4%         $238,700,000      7.4%

FNMA Funding Note (2)                  157,607,340        7.3%          169,500,000      7.4%

CMOs (3)                               194,906,248        7.3%          207,800,000      7.3%

Subordinated CMBS (4)                  142,000,000        7.6%            4,300,000      7.6%

Repurchase Agreements -
  Subordinated CMBS                    241,137,588        6.8%          193,500,000      6.8%

Bank Term Loans                          8,897,880        3.1%(5)        12,300,000      3.9%
                                      ------------
   Total                              $982,257,837
                                      ============


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

(1)  As of March 31, 1997 and December 31, 1996, the face amount of the note was $246,154,986 and $246,708,610, respectively, with unamortized discount of $8,917,397 and $8,999,829, respectively.  During the three months ended March 31, 1997 and 1996, discount amortization of $82,432 and $82,275, respectively, were recorded as interest expense.

(2)  As of March 31, 1997 and December 31, 1996, the face amount of the note was $154,900,204 and $160,250,349, respectively, with unamortized discount of $2,577,936 and $2,643,009, respectively.  During the three months ended March 31, 1997 and 1996, discount amortization of $65,073 and $124,890, respectively, were recorded as interest expense.  Additionally, as a result of one mortgage prepayments, principal of approximately $5.1 million was paid down in April of 1997.

(3)  As of March 31, 1997 and December 31, 1996, the face amount of the note was $199,658,457 and $200,035,759, respectively, with unamortized discount of $5,024,259 and $5,129,511, respectively.  During the three months ended March 31, 1997 and 1996, discount amortization of $105,252 and $53,155, respectively, were recorded as interest expense.  Additionally, as a result of two mortgage prepayments, principal of approximately $7.7 million was paid down in April of 1997.

(4)  Balance represents face amount of notes, as the issuance did not include any bond discount.

(5)  The effective interest rate as of March 31, 1997 and December 31, 1996 includes the impact of a rate reduction agreement which was in place from July 1995 through March 31,1997, providing for a reduction in the rate on a portion of the loan based on balances maintained at the bank.


Securitized Mortgage Obligations - Subordinated CMBS
----------------------------------------------------
     In December 1996, CRIIMI MAE, through a wholly owned financing subsidiary, issued fixed-rate bonds in an aggregate principal amount of $142 million to refinance short-term, floating-rate debt which had been used to finance the acquisition of Subordinated CMBS. The three classes of bonds issued are collateralized by $449 million in aggregate face amount of Subordinated CMBS evidencing direct or indirect interests in 12 separate segregated pools of commercial and multifamily mortgage loans and/or participations and other certificated interests in individual commercial and multifamily mortgage loans. A portion of the remaining bonds issued in connection with the refinancing, with an aggregate face amount of $307 million, were retained by affiliates of CRIIMI MAE. These bonds have maturities matching those of the underlying collateral.

     Through this transaction, CRIIMI MAE obtained a higher overall weighted average credit rating for its securitized mortgage obligations than the weighted average credit rating on the individual Subordinated CMBS that collateralize this debt. Also, in conjunction with this refinancing, CRIIMI MAE obtained repurchase agreement financing from two lenders in the aggregate amount of up to $99 million. Proceeds from the issuance of these bonds and the additional repurchase agreements were applied as follows: approximately $215 million was used to pay down short-term, floating-rate repurchase agreements, approximately $4 million was used to pay transaction costs and approximately $22 million was made available for other corporate purposes.

Securitized Mortgage Obligations - Mortgage Security Collateral
---------------------------------------------------------------
     During late 1995, CRIIMI MAE through three wholly owned financing subsidiaries, issued approximately $664 million (face amount) of long-term, fixed-rate debt in order to refinance short-term, floating-rate debt. Changes in interest rates will have no impact on the cost of funds or the collateral requirements on this debt. Proceeds from the issuance of this long-term debt, net of original issue discount, were originally applied as follows: approximately $557 million was used to pay down short-term, floating-rate debt facilities, approximately $8 million was used to pay transaction costs and approximately $80 million was used to purchase Subordinated CMBS.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

     As discussed further in Note 5, the refinancings were completed through three separate transactions. GNMA Mortgage-Backed Securities with a fair value of approximately $242.5 million as of March 31, 1997 are pledged as security for a funding note payable to Freddie Mac (the FHLMC Funding Note). Collateralized Mortgage Obligations (CMOs) are collateralized by FHA-Insured Loans and GNMA Mortgage-Backed Securities with a fair value of approximately $199.7 million as of March 31, 1997. GNMA Mortgage-Backed Securities with a fair value of approximately $154.7 million as of March 31, 1997 are pledged as security for a funding note payable to the Federal National Mortgage Association (the FNMA Funding Note).

     Each of the above-mentioned transactions has been accounted for as a financing in accordance with Financial Accounting Standards Board Technical Bulletin 85-2. The discount on the CMOs and the Funding Notes are being amortized on a level yield basis. Transaction costs were capitalized and are included in deferred costs on the accompanying consolidated balance sheets as of March 31, 1997 and December 31, 1996.

Repurchase Agreements-Subordinated CMBS
-----------------------------------------
     As previously discussed, when purchasing Subordinated CMBS, CRIIMI MAE finances, through repurchase agreements, generally, approximately 75% and 70% of the respective fair values of the BB and B rated tranches of Subordinated CMBS. These repurchase agreements are either provided by the issuer of the CMBS pool or through a master repurchase agreement, as discussed below. As of March 31, 1997, the repurchase agreements on Subordinated CMBS have maturity dates ranging from November 1997 to March 1999 and have interest rates that are generally based on the one-month London Interbank Offered Rate (LIBOR), plus a spread ranging from 1.0% to 1.5%.

     In early 1996, CRIIMI MAE entered into a three-year master repurchase agreement with a lender to finance up to $200 million of additional and/or existing investments in lower rated Subordinated CMBS. Outstanding borrowings under this master repurchase agreement are secured by the financed Subordinated CMBS. As of March 31, 1997 and December 31, 1996, approximately $40 million and $168 million, respectively, in borrowings were outstanding under this facility.

     The aforementioned repurchase agreements are secured by the rated tranches with an aggregate fair value of approximately $358 million as of March 31, 1997 and $348 million as of December 31, 1996. The repurchase agreements are executed through a sale of securities with a simultaneous agreement to repurchase them in the future at the same price plus a contracted rate of interest. If the counterparty to the repurchase agreement defaults on its obligation to sell the securities back to CRIIMI MAE, then CRIIMI MAE could suffer an economic loss. At March 31, 1997, CRIIMI MAE had repurchase agreements with German American Capital Corporation and Nomura Bermuda, Ltd. which have such counterparty credit risk.

Repurchase Agreements and Revolving Credit Facility -
  Government Insured Mortgages
-----------------------------------------------------
     In May 1996, CRIIMI MAE renewed a financing facility with a lender in an amount up to $100 million ($20 million committed and $80 million uncommitted) for a period of three years. Any borrowings under this facility will be secured by FHA-Insured Loans or GNMA Mortgage-Backed Securities, and will bear interest at CRIIMI MAE's choice of one, three- or six-month LIBOR, plus a spread of 0.75% or 0.50%, depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. No amounts were borrowed

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

during 1996 or the three months ending March 31, 1997.

Bank Term Loans
---------------
     CRIIMI MAE has two reducing term loans (Bank Term Loans) with a lender. On April 1, 1997, Bank Term Loan I in the amount of $3,047,880 was paid off.

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

Working Capital Line of Credit
------------------------------
     In December 1996, CRIIMI MAE entered into a $30 million unsecured working capital line of credit provided by two lenders with a termination date of December 31, 1998. Outstanding borrowings under this line of credit bear interest at one month LIBOR, plus a spread of 1.30%. No amounts were outstanding under the line of credit as of March 31, 1997 and December 31, 1996.

Loan Origination Program Agreement
----------------------------------
     In July 1996, CRIIMI MAE entered into a $200 million mortgage loan origination program agreement with Citicorp Real Estate, Inc. (Citicorp). The origination program is designed to create pools of multifamily and commercial mortgage loans, either through origination or acquisition, of requisite size and composition to facilitate the securitization of such pools through the issuance of commercial mortgage obligations (CMO). Citicorp will fund a substantial portion of the mortgage loans under the origination program. CRIIMI MAE will service the mortgage loans and will facilitate any securitization of the loans. In connection with any such securitization, CRIIMI MAE anticipates retaining the Subordinated CMBS backed by these pools and an interest-only tranche of the underlying mortgage loan payments, placing the senior tranches with other investors and additionally retaining the right to act as special servicer with respect to the entire pool of underlying mortgage loans.

Other Debt Related Information
------------------------------
     In January 1996, CRIIMI MAE's management adopted and the Board of Directors approved a change in CRIIMI MAE's mortgage asset acquisition policy requiring, among other things: (1) A maximum overall debt-to-equity ratio of 5.0 to 1.0,
(2) maximum debt-to-equity ratios for specific asset types based on management's perceived risk of those assets and the related funding, and (3) interest rate protection agreements in a notional amount of at least 75% of the outstanding floating-rate debt. This policy enables CRIIMI MAE to continue to utilize leverage in taking advantage of mortgage asset acquisition opportunities while directing and monitoring how CRIIMI MAE funds its purchases of Subordinated CMBS and other mortgage assets.

     As previously stated, changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 83% of CRIIMI MAE's consolidated debt as of March 31, 1997 (which includes a temporary principal paydown of short-term debt of $96 million). Fluctuations in interest rates will continue to impact the value on that portion of CRIIMI MAE's mortgage assets which are not match-funded and

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining floating-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. However, as previously discussed, CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged. The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying asset. In certain circumstances, including, among other things, increases in interest rates, changes in market spreads, or decreases in credit quality of underlying assets, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. From time to time, the Company has been required to fund such additional collateral needs. In each instance and currently, the Company has had adequate unencumbered assets to meet its operating, investing and financing requirements, and management continually monitors the levels of unencumbered collateral.

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

     For the three months ended March 31, 1997, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts and deferred financing fees of approximately $909,000, was approximately 7.5%. As of March 31, 1997, CRIIMI MAE's debt-to-equity ratio was approximately 2.1 to 1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0.

11.  Interest Rate Hedge Agreements

     CRIIMI MAE has entered into interest rate protection (cap) agreements to partially limit the adverse effects of rising interest rates on its floating-rate borrowings. Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. None of CRIIMI MAE's caps are held for trading purposes. At April 25, 1997, CRIIMI MAE held caps with a notional amount of approximately $435 million ($150 million of which will expire in the second half of 1997). The remaining $285 million of caps are used to hedge current variable rate debt and variable rate debt expected to be incurred throughout the year to fund the Company's planned acquisition of Subordinated CMBS.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Interest Rate Hedge Agreements - Continued


  Notional
  Amount               Effective Date        Maturity Date(b)        Cap           Index
------------        --------------------    -----------------       ------         -------
$ 50,000,000        June 25, 1993           June 25, 1998           6.5000%        3M LIBOR
  50,000,000        July 20, 1993           July 20, 1998           6.2500%        3M LIBOR
  35,000,000        February 2, 1994        February 2, 1999        6.1250%        1M LIBOR
  50,000,000        March 25, 1994          March 25, 1998          6.5000%        3M LIBOR
  50,000,000        August 27, 1993         August 27, 1997         6.1250%        3M LIBOR
  50,000,000        November 10, 1993       November 10, 1997       6.0000%        3M LIBOR
  50,000,000        August 10, 1993         August 11, 1997         6.0000%        3M LIBOR
 100,000,000        April 8, 1997           April 10, 2000          6.6875%        1M LIBOR
------------
$435,000,000(a)
============

(a) CRIIMI MAE's designated interest rate protection agreements hedge CRIIMI MAE's floating-rate borrowing costs.  As of March 31,
    1997 total borrowings of approximately $147.2 million (including temporary principal paydowns of $96 million) are hedged by the interest rate hedge agreements.
(b) The weighted average remaining term for these interest rate cap agreements is approximately 1.4 years.


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

     Count I of the complaint alleges violations of Section 14(a) of the Securities Exchange Act of 1934 for issuing a materially false and misleading proxy in connection with the Merger and brings such count individually on its own behalf and asks the court to certify such count as a class action. Count II alleges a breach of fiduciary duty owed to CRIIMI MAE and its shareholders and purports to bring such count derivatively in the right of and for the benefit of
CRIIMI MAE.   Through the Complaint, the Plaintiff seeks, among other relief, that unspecified damages be accounted to CRIIMI MAE, that the stockholder vote in connection with the Merger be null and void, and that certain salaries and other remuneration paid to the Directors be returned to CRIIMI MAE.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Litigation - Continued

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

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Introduction and Business Strategy
----------------------------------

Introduction
------------
     CRIIMI MAE Inc.'s (CRIIMI MAE or the Company) Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in CRIIMI MAE's reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

General
-------
     CRIIMI MAE is a full service commercial mortgage company structured as a self-administered real estate investment trust (REIT). CRIIMI MAE's portfolio of assets consists primarily of non-investment grade subordinated securities backed by first mortgage loans on multifamily and other commercial real estate ("Subordinated CMBS") and interests in government insured or guaranteed mortgages secured by multifamily housing complexes located throughout the United States ("Government Insured Mortgage Assets"). CRIIMI MAE believes that its concentration on acquiring Subordinated CMBS, together with its expertise as an underwriter and servicer of commercial mortgage loans, enables the Company to take advantage of the rapid growth in the securitization of debt backed by income-producing commercial real estate. Before purchasing Subordinated CMBS, CRIIMI MAE and its affiliates utilize their multifamily and commercial real estate expertise to perform due diligence on the underlying collateral and require that certain control mechanisms, such as the ability to monitor the performance of the underlying mortgage loans, and control of workout/foreclosure proceedings, are in place. CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's capital stock.

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

     CRIIMI MAE conducts its mortgage loan servicing and advisory operations through its affiliate, CRIIMI MAE Services Limited Partnership (the "Services Partnership"). The Services Partnership has been approved as a special servicer by four major rating agencies. As of March 31, 1997, the Services Partnership was responsible for certain servicing functions on a mortgage loan portfolio of approximately $6.3 billion, as compared to approximately $2.7 billion as of February 1, 1996. CRIIMI MAE has increased its mortgage advisory and servicing activities through its purchases of Subordinated CMBS by acquiring certain servicing rights for the mortgage loans collateralizing the Subordinated CMBS. CRIIMI MAE will generally acquire Subordinated CMBS only when satisfactory arrangements exist which enable it to closely monitor the underlying mortgage loans and provide CRIIMI MAE with workout/foreclosure rights with respect to the underlying mortgage loans due to its status as special servicer. CRIIMI MAE believes that all transactions entered into to date have had such satisfactory arrangements.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

1997 Strategies
---------------
     For 1997 and beyond, CRIIMI MAE's business strategies are designed to increase recurring earnings. Management believes the development of CRIIMI MAE into a full-service commercial mortgage company during 1995 -- with mortgage servicing and loan origination capabilities -- has strengthened CRIIMI MAE's opportunities for continued growth.

     Specific strategies for 1997 are summarized below:

     o Raise additional equity capital, and use the proceeds primarily to purchase additional Subordinated CMBS. During March 1997, CRIIMI MAE completed a public offering of common stock resulting in net equity proceeds of approximately $75 million. Pending investment in Subordinated CMBS, the net proceeds were used temporarily to pay-down repurchase agreement financing.

     o CRIIMI MAE intends to purchase at least $250 million of Subordinated CMBS using a combination of debt and equity. The company expects to purchase additional Subordinated CMBS beginning in the second quarter.

     o CRIIMI MAE intends to increase its $6.3 billion mortgage servicing portfolio through the purchase of such additional Subordinated CMBS. Additionally, CRIIMI MAE expects to become a rated master servicer of commercial mortgage assets in mid 1997, which will enable it to increase its servicing functions and servicing income.

     o CRIIMI MAE will continue to originate/acquire commercial mortgage loans, which are intended to be pooled for securitization. The Company expects to retain the Subordinate CMBS portion of these pools and interest-only tranche of the underlying mortgage loan payments and to retain the right to act as special servicer with respect to the entire pool of underlying mortgage loans, thereby further increasing its servicing portfolio.

     o CRIIMI MAE will continue to explore alternatives that would provide the Company with more financial flexibility and continue its plan to replace a portion of its remaining short-term, floating-rate debt with longer-term financing.

     CRIIMI MAE believes that these strategies will result in continued growth in income from uninsured mortgage assets, particularly Subordinated CMBS, as well as growth from its mortgage servicing and origination operations. As future events may alter these assumptions, no assurance can be given that the business plan results will be achieved.

Results of Operations
---------------------
1997 versus 1996
----------------
     Tax Basis Income
     ----------------
     CRIIMI MAE earned approximately $16.8 million in tax basis income available to common shareholders for the three months ended March 31, 1997, a 14% increase from approximately $14.7 million for the corresponding period in 1996. On a primary share basis, tax basis income for the three months ended March 31, 1997 increased to $.52 from $0.48 for the corresponding period in 1996. Tax basis recurring earnings increased from approximately $6.5 million for the three months ended March 31, 1996 to approximately $9.2 million (net of preferred dividends) for the corresponding period in 1997, resulting in a 27% increase on

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

a primary share basis to $.28 per weighted average primary share for the three months ended March 31, 1997 from $0.22 for the corresponding period in 1996. Capital gains from CRI Liquidating decreased on a primary share basis, from $0.26 per weighted average primary share for the three months ended March 31, 1996 to $.24 per weighted average primary share for the corresponding period in 1997.

     The primary factor resulting in the net increase in tax basis recurring earnings during the three months ended March 31, 1997 as compared to the corresponding period in 1996 was the net earnings associated with CRIIMI MAE's growing portfolio of Subordinated CMBS. Partially offsetting this increase to tax basis income was a decrease in mortgage interest earned due to the prepayment of CRIIMI MAE mortgages during 1997 and 1996 and the sale of CRI Liquidating's mortgage investments according to its business plan.

     Financial Statement Net Income
     ------------------------------
     Net income available to common shareholders for financial statement purposes was approximately $17.2 million for the three months ended March 31, 1997, as compared to approximately $11.5 million for the corresponding period in 1996. On a primary earnings per share basis, financial statement net income for the three months ended March 31, 1997 increased to $0.53 per share from $0.38 per weighted average common share for the corresponding period in 1996. Descriptions of the significant changes in financial statement net income are discussed below.

Mortgage Income
---------------
     Mortgage income decreased by approximately $2.1 million or 14% to $12.7 million for the three months ended March 31, 1997 from $14.8 million for the corresponding period in 1996. This decrease was principally due to the disposition of CRI Liquidating's mortgages (according to its business plan) in 1996 and 1997. Also contributing to the decrease in mortgage income was the prepayment of mortgages held by CRIIMI MAE and its wholly owned subsidiaries (aggregating approximately $12.7 million and $51.9 million of amortized cost, respectively) during the three months ended March 31, 1997 and the year ended December 31, 1996, respectively.

     While CRIIMI MAE and its financing subsidiaries do not intend to sell any of their mortgages, CRI Liquidating's business plan calls for an orderly liquidation of its portfolio by the end of 1997. In accordance with CRI Liquidating's business plan, in January 1997, the remaining 11 mortgages were disposed of generating net proceeds of approximately $55 million. On April 23, 1997, CRI Liquidating Shareholders approved the adoption of a plan of complete liquidation and dissolution of CRI Liquidating.

Income from Subordinated CMBS
-----------------------------
     Income from Subordinated CMBS increased by approximately $8.6 million to $16.8 million for the three months ended March 31, 1997 from $8.2 million for the corresponding period in 1996. This increase was the result of the acquisition of Subordinated CMBS at purchase prices aggregating approximately $285 million during 1996, $228 million of which were purchased during the fourth quarter.

     Generally accepted accounting principles require that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This results in income which is lower for financial statement purposes than for tax purposes. Based on the timing and amount of future credit losses and certain other

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

assumptions estimated by management, as discussed below, the estimated weighted average unleveraged yield over the expected average life of CRIIMI MAE's Subordinated CMBS for financial statement purposes as of March 31, 1997 is approximately 11.9%. Although there can be no assurance, the estimated weighted average leveraged yield over the expected average life of CRIIMI MAE's existing Subordinate CMBS for financial statement purposes as of March 31, 1997 is approximately 21%. This return was determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses, net of interest expense attributable to the financing of the rated tranches at current interest rates and borrowing amounts (adjusted for the assumed reborrowing of $96 million).

     CRIIMI MAE's estimated returns on its Subordinated CMBS are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include the prevailing interest rates on that portion of the Subordinated CMBS which has been financed with floating rate debt, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the ability to renew repurchase agreements and the terms of any such renewed agreements and the availability of alternative financing. Further examples include the timing and magnitude of credit losses on the mortgage loans underlying the Subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the estimated yields, discussed above and elsewhere herein, will be achieved.

     In making acquisitions of Subordinated CMBS, CRIIMI MAE applies its experience in underwriting multifamily and other commercial real estate to perform extensive due diligence on the properties collateralizing the loans underlying the Subordinated CMBS. The Company's employees have broad experience underwriting and servicing various types of performing and nonperforming income-producing real estate, including multifamily, retail and hotel properties. CRIIMI MAE "re-underwrites" substantially all of the mortgage loans in a prospective pool by reviewing historical and current operating records of the underlying real estate assets, appraisals, environmental studies, market studies and architectural and engineering studies, all to independently assess the stabilized performance level of the underlying properties. In addition, the Company conducts site visits at a substantial number of the properties. The Company stresses the adjusted net operating incomes of the properties to simulate certain recessionary scenarios and applies market or greater capitalization rates to assess loan quality.

Equity In Earnings From Investments
-----------------------------------
     Equity in earnings from investments increased by approximately $63,000 or 8% to approximately $815,000 for the three months ended March 31, 1997 as compared to $752,000 for the corresponding period in 1996. This increase was primarily attibutable to increased net revenue as a result of the growth in CRIIMI MAE's servicing portfolio, partially offset by a reduction in earnings from the AIM Funds due primarily to a lower asset base.

Other Investment Income
-----------------------
     Other investment income decreased by approximately $300,000 or 25% to approximately $920,000 for the three months ended March 31, 1997 as compared to approximately $1.2 million for the corresponding period in 1996. This decrease was primarily attributable to decreases in short-term interest income earned by CRIIMI MAE Financial Corporation III in the first quarter of 1996 on prepayment proceeds that were invested pending debt payoff.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Expense
----------------
     Interest expense increased by approximately $2.6 million or 17% to approximately $18.3 million for the three months ended March 31, 1997 from approximately $15.7 million for the corresponding period in 1996. This increase was principally a result of additional amounts borrowed in connection with the acquisition of Subordinated CMBS during 1996, and, to a lesser extent, the higher cost of debt on the $142 million fixed-rate refinancing of December 1996.

General and Administrative Expenses
-----------------------------------
     General and administrative expenses increased by approximately $1.0 million or 71% to approximately $2.4 million for the three months ended March 31, 1997 as compared to approximately $1.4 million for the corresponding period in 1996. This increase was primarily due to the growth of CRIIMI MAE's operations during 1996.

Fees to Related Party
---------------------
     Total fees to related party decreased by approximately $160,000 or 93% to approximately $11,000 for the three months ended March 31, 1997 from $171,000 for the corresponding period in 1996. The decrease in fees to related party was due to a reduction in the annual fees payable by CRI Liquidating resulting from its reduced asset base during 1996 and 1997.

Gains/Losses on Mortgage Dispositions
-------------------------------------
     Net gains on mortgage dispositions increased to approximately $17.1 million for the three months ended March 31, 1997 as compared to to approximately $9.4 million for the corresponding period in 1996. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period. The proceeds realized from the disposition of mortgage assets are based on the net coupon rates of the specific mortgages disposed of in relation to prevailing long-term interest rates at the date of disposition. During the three months ended March 31, 1997, 11 CRI Liquidating mortgage assets were disposed of resulting in financial statement gains of approximately $14.1 million and tax basis gains of approximately $14.0 million. In addition, during the first quarter of 1997, CRI Liquidating disposed of its interest in one limited partnership participation agreement and a portion of its interest in a second limited partnership participation agreement which resulted in net gains for financial statement purposes of approximately $3.2 million and net tax basis losses of approximately $212,000. This compares to the disposition of 11 CRI Liquidating mortgage assets during the corresponding period in 1996, that generated net financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million. These increases were partially offset by three prepayments of mortgage assets held by CRIIMI MAE and its subsidiaries during the three months ended March 31, 1997, which resulted in financial statement net losses of approximately $161,000 and tax basis net losses of approximately $70,000 as compared to the disposition of four CRIIMI MAE mortgages during the corresponding period in 1996 resulting in financial statement losses of approximately $272,000 and tax basis losses of approximately $125,000.

Cash Flow
---------
1997 versus 1996
----------------
     Net cash provided by operating activities decreased for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to the increase in receivables and other assets related to prepayment

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

proceeds from a mortgage asset previously held by CRIIMI MAE Financial Corporation I, which were received in April 1997. Partially offsetting these decreases to cash provided by operation was an increase in net income, as previously discussed.

     Net cash provided by investing activities decreased for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily as a result of decreased proceeds from mortgage dispositions.

     Net cash used in financing activities increased for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to
(1) increased dividends paid in the first quarter of 1997 as compared to 1996 and (2) increased principal payments on debt obligations due primarily to prepayments of the underlying mortgage assets and the temporary principal paydown of repurchase agreements using net proceeds from the common stock offering. Partially offsetting these decreases were increased proceeds from debt issuances and proceeds from the issuance of common stock, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Financial Flexibility
--------------------
     To meet its capital requirements, CRIIMI MAE uses proceeds from long-term, fixed-rate debt refinancings, repurchase agreements, other borrowings, an unsecured working capital line of credit and issuances of capital stock. In general, CRIIMI MAE initially funds a significant portion of its Subordinated CMBS acquisitions with short term, variable rate debt. CRIIMI MAE's strategy is to refinance at least 50% of this short term variable rate acquisition debt with fixed rate debt having maturities that match those of the underlying collateral through resecuritizations of its Subordinated CMBS. In December 1996, CRIIMI MAE completed the first resecuritization of its Subordinated CMBS portfolio, which refinanced $142 million of short term variable rate debt with fixed rate match-funded debt, thereby substantially reducing the impact of changing interest rates on that portion of its debt. The Company intends to enter into a similar resecuritization or refinancing approximately every two years after accumulating a sufficient pool of Subordinated CMBS. Additionally, the Company replaced other floating-rate debt with fixed rate match-funded debt through three separate refinancings during the second half of 1995. As of March 31, 1997, approximately 83% of CRIIMI MAE's consolidated debt (which includes a temporary paydown of repurchase agreements in the amount of $96 million) was fixed rate.

     For the three months ended March 31, 1997, CRIIMI MAE's weighted average cost of borrowing (including amortization of discounts and deferred financing fees of approximately $909,000) was approximately 7.5%. As of March 31, 1997, CRIIMI MAE's debt-to-equity ratio was approximately 2.1 to 1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0.

     CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the floating-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. However, as previously discussed, CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged and as of April 25, 1997, 100% of CRIIMI MAE's outstanding floating-rate debt is hedged with interest rate cap agreements that have weighted average strike price of 6.3%.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying asset. In certain circumstances, including, among other things, increases in interest rates, changes in market spreads, or decreases in credit quality of underlying assets, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. From time to time, the Company has been required to fund such additional collateral needs. In each instance and currently, the Company has had adequate unencumbered assets to meet its operating, investing and financing requirements, and management continually monitors the levels of unencumbered collateral.

     The Company's ability to achieve its objectives depends not only on its ability to borrow money in sufficient amounts and on favorable terms but also on its ability to renew or replace on a continuous basis its maturing short term borrowings. As previously discussed, in early 1996 CRIIMI MAE entered into a three-year master repurchase agreement with a lender to finance up to $200 million of additional and/or existing investments in lower-rated Subordinated CMBS. CRIIMI MAE's business strategy relies in part on short-term borrowings to fund acquisitions of long-term mortgage assets including Subordinated CMBS. If CRIIMI MAE is unable to fund additional collateral needs as discussed above, or renew or replace maturing borrowings, the Company could be required to sell, under adverse market conditions, a portion of its mortgage assets, and could incur losses as a result. Furthermore, no active secondary market for Subordinated CMBS currently exists and there can be no assurance that one will develop, thereby possibly limiting the Company's ability to dispose of its Subordinated CMBS in such situations. Also, if CRIIMI MAE is unable to complete additional resecuritizations or other refinancings of its Subordinated CMBS, the Company would be required to rely more heavily on short-term borrowings, such as repurchase agreements or other sources of financing, which may be on less favorable terms.

     CRIIMI MAE's repurchase agreements are executed through a sale of securities with a simultaneous agreement to repurchase them in the future at the same price plus a contracted rate of interest. If the counterparty to the repurchase agreement defaults on its obligation to sell the securities back to CRIIMI MAE, then CRIIMI MAE could suffer an economic loss. At March 31, 1997, CRIIMI MAE had repurchase agreements with German American Capital Corporation and Nomura Bermuda, Ltd.

Dividends
---------
     CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's capital stock. Tax basis income, as well as financial statement net income and recurring earnings, increased for the three months ended March 31, 1997 as compared to the corresponding periods in 1996 and, as a result, total dividends increased. Specifically, common stock dividends were $0.35 per share as compared to $0.30 for the corresponding period in 1996. Dividends paid on Series B Preferred Shares were $0.797 per share for the three months ended March 31, 1997. Dividends totaling $50,848 were paid on the Series A Preferred Shares for the three months ended March 31, 1997. There were no Preferred Shares outstanding prior to the third quarter of 1996.

     Although the mortgage assets held by CRIIMI MAE and its subsidiaries yield a fixed monthly mortgage payment once purchased, the cash dividends paid by CRIIMI MAE and by its subsidiaries may vary during each period due to several factors. The factors which impact CRIIMI MAE's dividend include (i) the level of income earned on CRIIMI MAE's or its subsidiaries' mortgage security collateral depending on prepayments, defaults, etc., (ii) the level of income

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

earned on uninsured mortgage assets, such as Subordinated CMBS, which varies depending on prepayments, defaults, etc. (iii) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate CRIIMI MAE pays on its refinanced debt, (iv) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends,
(v) the yield at which principal from scheduled monthly mortgage asset payments, mortgage dispositions and distributions from its subsidiaries can be reinvested,
(vi) changes in operating expenses, (vii) dividends paid on preferred shares and
(viii) through 1997, the distributions which CRIIMI MAE receives on its CRI Liquidating shares. CRIIMI MAE's dividends will also be impacted by the timing and amounts of cash flows attributable to its other lines of business - mortgage servicing, advisory and origination services.

REIT STATUS
-----------
     CRIIMI MAE has qualified and intends to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code. As a REIT, CRIIMI MAE does not pay taxes at the corporate level. Qualification for treatment as a REIT requires CRIIMI MAE to meet certain criteria, including certain requirements regarding the nature of their ownership, assets, income and distributions of taxable income. CRIIMI MAE however, may be subject to tax at normal corporate rates on net income or capital gains not distributed.

     The Company intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the Securities and Exchange Commission ("SEC"), to qualify for this exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests. The Company will generally acquire Subordinated CMBS only when such mortgage assets are collateralized by pools of first mortgage loans, when the Company can monitor the performance of the underlying mortgage loans through loan management and servicing rights, and when the Company has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, CRIIMI MAE believes that the related Subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, CRIIMI MAE believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest primarily in such Subordinated CMBS and/or in other Qualifying Interests. However, if the SEC or its staff were to take a different position with respect to whether CRIIMI MAE's Subordinated CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that it would not meet the requirements for registering G1`3as an investment company or to register as an investment company, both of which may adversely affect the Company.

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

     Count I of the complaint alleges violations of Section 14(a) of the Securities Exchange Act of 1934 for issuing a materially false and misleading

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

proxy in connection with the Merger and brings such count individually on its own behalf and asks the court to certify such count as a class action. Count II alleges a breach of fiduciary duty owed to CRIIMI MAE and its shareholders and purports to bring such count derivatively in the right of and for the benefit of
CRIIMI MAE.   Through the Complaint, the Plaintiff seeks, among other relief, that unspecified damages be accounted to CRIIMI MAE, that the stockholder vote in connection with the Merger be null and void, and that certain salaries and other remuneration paid to the Directors be returned to CRIIMI MAE.

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

     No reports on form 8-K were filed during the quarter ended March 31, 1997.

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

     April 25, 1997                     /s/ Cynthia O. Azzara
     ---------------                    -----------------------------
     DATE                               Cynthia O. Azzara
                                        Senior Vice President,
                                        Principal Accounting Officer
                                          and Chief Financial Officer