Form 10-Q
period 1997-06-30
CRIIMI MAE INC
filed 1997-07-28
CIK 847322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         June 30, 1997
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding as of July 25, 1997
----------------------------       --------------------------------
Common Stock, $.01 par value                   38,221,034

                                 CRIIMI MAE INC.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997


                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - as of June 30, 1997
            (unaudited) and December 31, 1996 . . . . . . .         3

          Consolidated Statements of Income - for the
            three and six months ended June 30, 1997
            and 1996 (unaudited)  . . . . . . . . . . . . .         4

          Consolidated Statement of Changes in
            Shareholders' Equity - for the six months
            ended June 30, 1997 (unaudited) . . . . . . . .         5

          Consolidated Statements of Cash Flows -
            for the six months ended June 30, 1997
            and 1996 (unaudited)  . . . . . . . . . . . . .         6

          Notes to Consolidated Financial Statements  . . .
            (unaudited) . . . . . . . . . . . . . . . . . .         7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . .        29

PART II.  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . .        39

Item 2.   Changes in Securities . . . . . . . . . . . . . .        40

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .        41

Signature   . . . . . . . . . . . . . . . . . . . . . . . .        42

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                 June 30,       December 31,
                                                   1997               1996
                                              --------------     --------------
                                              (unaudited)
Assets:
  Mortgage Assets:
    Mortgage security collateral, at
      amortized cost                          $  602,784,063     $  618,133,219
    Subordinated CMBS,
      at amortized cost                          645,235,488        564,335,400
    Mortgages, at fair value                      18,332,519         72,976,503

  Equity Investments                              37,062,720         35,059,648

  Receivables and Other Assets                    69,811,780         65,774,174
  Cash and cash equivalents                       16,883,609         10,966,354
                                              --------------     --------------
      Total assets                            $1,390,110,179     $1,367,245,298
                                              ==============     ==============

Liabilities:
  Securitized Mortgage Obligations:
    Mortgage security collateral              $  575,526,426     $  590,222,369
    Subordinated CMBS                            142,000,000        142,000,000
  Repurchase Agreements-Subordinated CMBS        238,644,933        241,137,588
  Bank Term Loans                                  4,550,000          8,897,880
  Payables and accrued expenses                   11,922,431         11,798,073
                                              --------------     --------------
        Total liabilities                        972,643,790        994,055,910
                                              --------------     --------------
Minority interests in
  consolidated subsidiary                          2,926,542         26,518,125
                                              --------------     --------------
Commitments and contingencies

Shareholders' equity:
  Convertible Preferred stock                         19,341             24,900
  Common stock                                       386,880            319,128
  Net unrealized gains on
    mortgage assets                                  121,723          8,916,228
  Additional paid-in capital                     419,063,276        342,462,380
                                              --------------     --------------
                                                 419,591,220        351,722,636

Less treasury stock, at cost-
  538,635 and 538,635 shares, respectively        (5,051,373)        (5,051,373)
                                              --------------     --------------
        Total shareholders' equity               414,539,847        346,671,263
                                              --------------     --------------
        Total liabilities and shareholders'
          equity                              $1,390,110,179     $1,367,245,298
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                                  CRIIMI MAE INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                         For the three months ended      For the six months ended
                                                                  June 30,                        June 30,
                                                           1997            1996             1997          1996
                                                        -----------    ------------     ------------  ------------
Income:
  Mortgage income                                       $12,251,276    $ 14,285,082      $24,912,078   $29,055,228
  Income from Subordinated CMBS                          17,515,784       9,792,772       34,279,820    17,986,481
  Equity in earnings from investments                       730,940         850,156        1,545,462     1,602,156
  Other investment income                                   348,749         477,943        1,269,096     1,698,025
                                                       ------------    ------------      -----------   -----------
                                                         30,846,749      25,405,953       62,006,456    50,341,890
                                                       ------------    ------------      -----------   -----------
Expenses:
  Interest expense                                       17,066,076      15,761,485       35,388,000    31,436,799
  General and administrative                              2,628,005       1,958,395        5,021,773     3,357,090
  Fees to related party                                          --          69,919           11,468       241,035
  Amortization of assets acquired in the Merger             719,391         721,521        1,438,782     1,443,042
  Adjustment to hedges for valuation and sales               28,250          18,850           28,250      (129,339)
                                                       ------------    ------------      -----------   -----------
                                                         20,441,722      18,530,170       41,888,273    36,348,627
                                                       ------------    ------------      -----------   -----------
Income before mortgage dispositions and minority
  interest                                               10,405,027       6,875,783       20,118,183    13,993,263

Mortgage dispositions:
  Gains                                                      95,000          32,679       17,409,553     9,724,923
  Losses                                                         --         (64,421)        (175,603)     (336,474)
                                                       ------------    ------------      -----------   -----------
Income before minority interests                         10,500,027       6,844,041       37,352,133    23,381,712

Minority interests in net income of
  consolidated subsidiary                                   (87,842)       (452,516)      (7,840,407)   (5,447,062)
                                                       ------------    ------------      -----------   -----------
Net income                                             $ 10,412,185    $  6,391,525      $29,511,726   $17,934,650

Preferred Dividends                                      (1,541,478)             --       (3,366,865)           --
                                                       ------------    ------------      -----------   -----------
  Net income available to common shareholders          $  8,870,707    $  6,391,525      $26,144,861   $17,934,650
                                                       ============    ============      ===========   ===========
Earnings per share:

Primary                                                $       0.23    $       0.21      $      0.73   $      0.59
                                                       ============    ============      ===========   ===========
Shares used in computing primary earnings per
  share, exclusive of shares held in treasury            38,746,615      30,407,024       35,827,735    30,407,024
                                                       ============    ============      ===========   ===========



                                            The accompanying notes are an integral part
                                             of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                              CRIIMI MAE INC.
                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 For the six months ended June 30, 1997
                                                (Unaudited)


                                                                 Net
                                                              Unrealized
                                Preferred     Common Stock     Gains on    Additional                                    Total
                                Stock Par         Par          Mortgage     Paid-in     Undistributed    Treasury     Shareholders'
                                  Value          Value       Investments    Capital       Net Income       Stock        Equity
                                ----------    ------------  ------------- ------------- -------------   ------------ -------------
Balance, December 31, 1996      $   24,900    $    319,128  $   8,916,228 $ 342,462,380 $          --   $ (5,051,373) $346,671,263
Net income                              --              --             --            --    29,511,726             --    29,511,726
Dividends paid on preferred
  shares                                --              --             --            --    (3,366,865)            --    (3,366,865)
Dividends paid on common shares         --              --             --            --   (24,682,605)            --   (24,682,605)
Conversion of preferred stock
  into common stock                 (5,559)         16,584             --       (11,025)           --             --            --
Stock options exercised                 --             100             --       103,560            --             --       103,660
Adjustment to net unrealized gains
  on mortgage investments               --              --     (8,794,505)           --            --             --    (8,794,505)
Shares issued                           --          51,068             --    75,046,105            --             --    75,097,173
                                ----------    ------------  ------------- ------------- -------------   ------------  ------------
Balance, June 30, 1997          $   19,341    $    386,880  $     121,723 $ 417,601,020 $   1,462,256   $ (5,051,373) $414,539,847
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                                  CRIIMI MAE INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                        For the six months ended
                                                                                  June 30,
                                                                         1997               1996
                                                                     ------------       ------------
Cash flows from operating activities:
  Net income                                                         $ 29,511,726       $ 17,934,650
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Amortization of discount and deferred financing
        costs on debt                                                   1,853,564          1,396,901
      Amortization of assets acquired in the Merger                     1,438,782          1,443,042
      Depreciation and other amortization                                 419,595            450,839
      Discount/Premium amortization on mortgage assets                    122,554         (1,163,850)
      Net gains on mortgage dispositions                              (17,181,590)        (9,388,449)
      Equity in earnings from investments                                (272,891)          (265,419)
      Valuation adjustment to hedges                                       28,250           (129,339)
      Minority interests in earnings of consolidated subsidiary         7,840,407          5,447,062
      Changes in assets and liabilities:
        (Increase)/Decrease in receivables and other assets            (1,851,833)         2,398,895
        Decrease in payables and accrued expenses                        (201,430)          (725,642)
        Increase (decrease) in interest payable                           575,898           (595,664)
                                                                      -----------       ------------
          Net cash provided by operating activities                    22,283,032         16,803,026
                                                                      -----------       ------------
Cash flows from investing activities:
  Purchase of Subordinated CMBS                                       (80,984,641)       (57,378,058)
  Proceeds from mortgage dispositions                                  69,349,521         86,964,909
  Purchase of Real Estate Owned Property                               (3,700,116)                --
  Receipt of principal payments                                         3,139,128          4,271,418
  Servicing rights acquired and contributed to Services Partnership    (2,422,077)        (1,558,017)
  Decrease in (payment of) deferred costs                                  (2,141)           163,281
  Purchase of mortgages and advances on construction loans                     --           (260,916)
  Other investing activities                                                   --            346,003
                                                                     ------------       ------------
          Net cash (used in) provided by investing activities         (14,620,326)        32,548,620
                                                                     ------------       ------------
Cash flows from financing activities:
  Proceeds from debt issuances                                        151,001,288         72,115,401
  Principal payments on debt obligations                             (173,260,149)       (81,471,535)
  Increase in deferred financing costs                                 (1,865,075)          (699,984)
  Dividends (including return of capital) paid to shareholders,
    including minority interests                                      (52,822,348)       (44,426,554)
  Proceeds from the issuance of common stock                           75,200,833                 --
                                                                     ------------       ------------
          Net cash used in financing activities                        (1,745,451)       (54,482,672)
                                                                     ------------       ------------
Net increase (decrease) in cash and cash equivalents                    5,917,255         (5,131,026)

Cash and cash equivalents, beginning of period                         10,966,354         16,577,407
                                                                     ------------       ------------
Cash and cash equivalents, end of period                             $ 16,883,609       $ 11,446,381
                                                                     ============       ============

                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     CRIIMI MAE Inc. ("CRIIMI MAE or the Company") is a full service commercial mortgage company structured as a self-administered real estate investment trust
(REIT). CRIIMI MAE's portfolio of assets consists primarily of non-investment grade subordinated securities backed by first mortgage loans on multifamily and other commercial real estate ("Subordinated CMBS") and interests in government insured or guaranteed mortgages secured by multifamily housing complexes located throughout the United States ("Government Insured Mortgage Assets"). CRIIMI MAE believes that its concentration on acquiring Subordinated CMBS, together with its expertise as an underwriter and servicer of commercial mortgage loans, enables the Company to take advantage of the rapid growth in the securitization of debt backed by income-producing commercial real estate. Before purchasing Subordinated CMBS, CRIIMI MAE and its affiliates utilize their multifamily and commercial real estate expertise to perform due diligence on the underlying collateral and require that certain control mechanisms, such as the ability to monitor the performance of the underlying mortgage loans and control of workout/foreclosure proceedings, are in place. CRIIMI MAE's principal objectives are to enhance the value of CRIIMI MAE's capital stock and to provide increasing dividends to its shareholders.

     CRIIMI MAE owns 100% of multiple financing and operating subsidiaries (discussed in Notes 5 and 10), and various interests in other entities which either own or service mortgage assets.

     CRIIMI MAE has elected to qualify as a REIT for tax purposes. To qualify for tax treatment as a REIT under the Internal Revenue Code, CRIIMI MAE must meet certain income and asset tests and distribution requirements. CRIIMI MAE closely monitors its activities, its income and its assets in an effort to ensure that it maintains its qualification as a REIT.

     The Company intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the Securities and Exchange Commission ("SEC"), to qualify for this exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests. The Company will generally acquire Subordinated CMBS only when such mortgage assets are collateralized by pools of first mortgage loans, when the Company can monitor the performance of the underlying mortgage loans through loan management and servicing rights, and when the Company has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, CRIIMI MAE believes that the related Subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, CRIIMI MAE believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest primarily in such Subordinated CMBS and/or in other Qualifying Interests. However, if the SEC or its staff were to take a different position with respect to whether CRIIMI MAE's Subordinated CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that it would not meet the requirements for registering as an investment company or to register as an investment company, either of which may adversely affect the Company.

2.   Basis of Presentation

     In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, including CRI Liquidating REIT, Inc. ("CRI Liquidating"), CRIIMI MAE Management Inc. ("CRIIMI Management"), CRIIMI MAE

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Basis of Presentation - Continued

Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CRIIMI MAE Holdings Inc., CRIIMI MAE Holdings L.P. and CRIIMI, Inc., contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated financial position of CRIIMI MAE as of June 30, 1997 and December 31, 1996, the consolidated results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

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

     Reclassifications
     -----------------
          Certain amounts in the consolidated financial statements as of and for the three and six months ended June 30, 1996 have been reclassified to conform to the 1997 presentation.

     Subordinated CMBS
     -----------------
          CRIIMI MAE has the intent and ability to hold its Subordinated CMBS until maturity. Consequently, these mortgage assets are classified as Held to Maturity and are carried at amortized cost. For GAAP purposes, CRIIMI MAE recognizes income from Subordinated CMBS using the effective interest method, using the anticipated yield over the projected life of the investment. Changes in estimated yields are due to revisions in estimates of future credit losses, losses incurred and actual prepayment speeds. Changes in estimated yield resulting from prepayments are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the original investment date. CRIIMI MAE recognizes impairment on its Subordinated CMBS whenever it determines that the current estimate of expected future credit losses, exceeds future credit losses as originally projected. Impairment losses are determined by comparing the fair value of a Subordinated CMBS to its current carrying amount, the difference being recognized as a loss in the current period in the consolidated statement of income if the fair value is less than amortized cost. Reduced estimates of credit losses are recognized as an adjustment to the estimated yield over the remaining life of the

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Summary of Significant Accounting Policies - Continued

     Subordinated CMBS.

     Receivables and Other Assets
     ----------------------------
          Receivables and Other Assets primarily include merger related costs, deferred financing costs and interest receivables. Additionally, included in Receivables and Other Assets is Real Estate Owned (REO) property acquired through foreclosure. In June 1997, CRIIMI MAE acquired a real estate property in a foreclosure sale from a CMBS trust. CRIIMI MAE also serves as the special servicer and has a subordinated investment in the same trust. As of June 30, 1997, REO property totaled approximately $3.7 million. REO property acquired through foreclosure is recorded at cost. Such assets will be evaluated for impairment by the Company when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At such time, if the expected future undiscounted cash flows from the property are less than the cost basis, the assets will be marked down to fair value. Costs relating to development and improvement of property are capitalized, provided that the resulting carrying value does not exceed fair value. Costs relating to holding the assets are expensed.

     Consolidated Statements of Cash Flows
     -------------------------------------
          Cash payments made for interest during the six months ended June 30, 1997 and 1996 were $32,958,537 and $30,635,562, respectively.

     Earnings per Share
     ------------------
          Primary earnings per share is computed by deducting preferred dividends from net income in order to determine net income available to common shareholders. This amount is then divided by the weighted average common stock shares and dilutive common stock equivalents outstanding during the period. The common stock equivalents arise from the Company's stock options which were assumed to be exercised at the average market rate during the period.

     New Accounting Statements
     -------------------------
          During 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("FAS 125"). This statement defers the applicability of FAS 125 to repurchase agreements, dollar rolls, securities lending and certain other transactions that occur after December 31, 1997. CRIIMI MAE believes the deferral of this aspect of FAS 125 will have no material impact on its financial statements.

          In February 1997, FASB issued SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 changes the requirements for calculation and disclosure of earnings per share. This statement eliminates the calculation of primary earnings per share and requires the disclosure of basic earnings per share and fully diluted earnings per share. Under these provisions, CRIIMI MAE would have basic earnings per share of $0.24 and $0.21 for the three months ended June 30, 1997 and 1996, respectively; and $0.75 and $0.59 for the six months ended June 30, 1997 and 1996, respectively. Fully diluted earnings per share would reflect $0.23 and $0.21 for the three months ended June 30, 1997 and 1996, respectively, and $0.73 and $0.59 for the six months ended June 30, 1997 and 1996, respectively.

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

          During 1997, FASB Issued SFAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in the statement of income. This would include net income as currently reported by CRIIMI MAE adjusted for unrealized gains and losses related to CRIIMI MAE mortgages accounted for as "available for sale". Net unrealized gains and losses on mortgage assets are currently reported in the shareholders' equity section of the balance sheet. FAS 130 is effective beginning January 1, 1998.

4.   Transactions with Related Parties

     Below is a summary of the related party transactions which occurred during the three and six months ended June 30, 1997 and 1996. These items are described further in the text which follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

                                                       For the three months ended              For the six months ended
                                                                 June 30,                                June 30,
                                                        1997              1996                   1997             1996
                                                    ------------      ------------           ------------     ------------
PAYMENTS TO THE ADVISER
-----------------------
Annual fee - CRI Liquidating (a)(f)                 $         --      $     69,919           $     11,468     $    241,035
Incentive fee - CRI Liquidating (e)                           --                --                958,081          568,638
                                                    ------------      ------------           ------------     ------------
          Total                                     $         --      $     69,919           $    969,549     $    809,673
                                                    ============      ============           ============     ============
PAYMENTS TO CRI:
--------------------
Expense reimbursement - CRIIMI MAE
  Management Inc. (g)                               $     94,393      $    158,940           $    204,179     $    387,456
                                                    ============      ============           ============     ============

AMOUNTS RECEIVED OR ACCRUED FROM RELATED PARTIES
------------------------------------------------
CRIIMI,Inc.
-----------
  Income (c)                                        $    406,365      $    434,066           $    806,003     $    892,030
  Return of capital (d)                                       --           187,650                450,096          509,488
                                                    ------------      ------------           ------------     ------------
          Total                                     $    406,365      $    621,716           $  1,256,099     $  1,401,518
                                                    ============      ============           ============     ============
CRI/AIM Investment Limited
  Partnership (d)                                   $    167,843      $    193,606           $    335,831     $    386,288
                                                    ============      ============           ============     ============
Expense Reimbursements to CRIIMI Management(b)
-------------------------------------------
CRI Liquidating and the AIM Funds                   $     55,587            75,000           $    149,619       $  150,000
CRIIMI MAE Services Limited Partnership                       --           425,000                     --          850,000
                                                    ------------     -------------           ------------     ------------
                                                    $     55,587      $    500,000           $    149,619     $  1,000,000
                                                    ============     =============           ============     ============

(a)       Included in the accompanying consolidated statements of income as fees to related party.
(b)       Included as general and administrative expenses on the accompanying consolidated statements of income.
(c)       Included as equity in earnings from investments on the accompanying consolidated statements of income.
(d)       Included as a reduction of equity investments on the accompanying consolidated balance sheets.
(e)       Netted with gains on mortgage dispositions on the accompanying consolidated statements of income.
(f)       As a result of reaching the carryover CRIIMI I target yield during the second quarter of 1996, CRI Liquidating paid deferred annual fees of $19,721 during the three months ended June 30, 1996.  Liquidating paid deferred annual fees of
          $12,726 and $128,530, during the six months ended June 30, 1997 and 1996, respectively.  The amount paid for the six months ended June 30, 1996 included $86,739 paid for the last three quarters of 1995.  Due to the disposition of the remaining CRI Liquidating mortgages during the first quarter of 1997, no annual fees were paid during the second quarter of 1997.
(g)       Pursuant to an agreement between CRIIMI MAE and CRI (the CRI Administrative Services Agreement), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of
          CRIIMI MAE's business.  CRIIMI MAE uses the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by CRIIMI Management or provided by another service provider.  The CRI
          Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

     CRIIMI MAE Services Limited Partnership ("Services Partnership") provides certain servicing functions for approximately $8.8 billion of commercial mortgage assets as of July 15, 1997. These arrangements provide fee income to Services Partnership, and CRIIMI MAE believes these servicing arrangements enable the Company to better monitor the pool of mortgage loans securing its Subordinated CMBS and control workout or foreclosure proceedings, thereby partially mitigating the risk of owning Subordinated CMBS. The assets are contributed to the Services Partnership and increase CRIIMI MAE's interest in that partnership. As of June 30, 1997, the general partnership interest represented a 47% interest in the Services Partnership. CRIIMI MAE, through CRIIMI Management, manages the Services Partnership as general partner.

     CRIIMI MAE was also recently rated as a Master Servicer by three rating agencies. One rating agency issues an annual Master Servicer rating and the other two rating agencies issue the rating on a deal by deal basis.

5.   Mortgage Assets - Mortgage Security Collateral and Mortgages

     CRIIMI MAE's consolidated portfolio of mortgage security collateral and mortgages is comprised of FHA-Insured Loans, GNMA Mortgage-Backed Securities and a HUD-insured construction loan. The construction loan is intended to be converted to a permanent, amortizing insured loan upon final endorsement. Additionally, mortgage security collateral includes Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by FHA-Insured Loans and GNMA Mortgage-Backed Securities, as discussed below. As of June 30, 1997, approximately 22% of CRIIMI MAE's investment in mortgage security collateral and mortgages were FHA-Insured Loans, approximately 78% were GNMA Mortgage-Backed Securities and less than 1% was a construction loan (including loans which collateralize Freddie Mac participation certificates). FHA-Insured Loans, GNMA Mortgage-Backed Securities and Government Insured Construction Mortgages are collectively referred to as mortgages herein.

     Through its wholly owned subsidiaries and CRI Liquidating, CRIIMI MAE owns the following mortgages directly and indirectly:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Mortgage Assets - Mortgage Security Collateral and Mortgages -
       Continued

                                                                  As of June 30, 1997
                                                                 --------------------
                                                                                               Weighted
                                                                                                Average
                                                Number of        Carrying        Fair          Effective      Weighted Average
                                                Mortgages          Value        Value(a)     Interest Rate     Remaining Term
                                                ---------      ------------   ------------   -------------    ----------------
CRIIMI MAE (b)                                       5         $ 18,332,519   $ 18,332,519       8.09%           35 years
CRIIMI MAE Financial Corporation(b)                 53          198,388,766    201,644,865       8.41%           31 years
CRIIMI MAE Financial Corporation II(b)              59          248,814,139    246,535,031       7.19%           30 years
CRIIMI MAE Financial Corporation III(b)             38          155,581,158    158,066,357       8.10%           31 years
                                                ---------      ------------   ------------
                                                   155         $621,116,582   $624,578,772
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

(b)  During the six months ended June 30, 1997, there were three prepayments of mortgages held by CRIIMI MAE and its financing subsidiaries.  These prepayments generated net proceeds of approximately $12.8 million and resulted in net financial statement losses of approximately $161,000, which are included in losses on mortgage dispositions on the accompanying consolidated statement of income for the six months ended June 30, 1997.

(c)  In January 1997, the Liquidating Company sold its remaining 11 mortgages, generating proceeds of approximately $54 million which resulted in financial statement and tax basis gains of approximately $14 million.

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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Subordinated CMBS - Continued

     The following table summarizes information related to these other mortgage assets on an aggregate basis by pool:


                                        Original           Current
                                       Estimated          Estimated
                                      Unleveraged        Unleveraged
                                        Yield to           Yield to
   Pool(5)                            Maturity (1)       Maturity (2)
------------                         ------------       ------------
Mortgage Capital Funding, Inc.
  Series 1993-C1(4)                       13.0%              14.1%
  Series 1994-MC1                         13.9%              13.9%
  Series 1995-MC1                         12.2%              12.1%
  Series 1997-MC1                         10.2%              10.2%

Nomura Asset Securities Corp.
  Series 1994-C3                          12.1%              12.2%

Lehman Pass-Through Securities Inc.
  Series 1994-A                           13.4%              13.4%

Structured Mortgage Securities Corp.
  Series 1995-M1                          12.4%              12.5%

Fannie Mae Multifamily REMIC
  Series 1996-M1                          11.7%              11.7%

LB Commercial Conduit
  Series 1995-C2                          11.2%              11.2%
  Series 1996-C2                          11.8%              11.8%

DLJ Mortgage Acceptance Corp.
  Series 1995-CF2                         11.0%              11.0%
  Series 1996-CF2                         11.8%              11.8%

Asset Securitization Corp.
  Series 1995-D1                          11.5%              11.5%
  Series 1996-D2                          12.4%              12.4%
  Series 1996-D3                          11.9%              11.8%

Merrill Lynch Mortgage Investors, Inc.
  Series 1995-C3                          11.1%              11.1%
  Series 1996-C2                          11.9%              11.9%

First Union-Lehman Brothers Commercial
  Series 1997-C1                          11.3%              11.3%

Weighted Average                          11.7%(3)           11.7%(3)

(1)  Represents the original estimated unleveraged yield over the expected life
(calculated as of the acquisition date) of the related Subordinated CMBS, based on management's estimate of the timing and amount of future credit losses and prepayments of the underlying mortgage loans.

(2)  Unless otherwise noted, changes in the current estimated yield to maturity


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Subordinated CMBS - Continued

from that originally estimated are primarily the result of changes in prepayment assumptions relating to mortgage collateral. As of June 30, 1997, CRIIMI MAE has not incurred any losses on Subordinated CMBS, nor has the performance of the underlying collateral caused CRIIMI MAE to adjust its original loss estimates.

(3) Represents the estimated weighted average unleveraged yield over the expected average life of the Company's Subordinated CMBS portfolio as of the date of acquisition and June 30, 1997, respectively.

(4)  As of July 14, 1997, Fitch Investor Services upgraded the ratings of
Mortgage Capital Funding Inc's Series 1993-C1 Class D and Class E from BBB and
BB to AA- and BB+, respectively.

(5)  As of July 1, 1997, CRIIMI MAE serviced a total CMBS pool of $8.3 billion.
Approximately 1% of the total CMBS pool is specially serviced by CRIIMI MAE, of which, .54% of the loans are specially serviced due to payment default and the remainder is specially serviced due to non-payment default.


The aggregate investment by the underlying rating of the Subordinated CMBS is as follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Subordinated CMBS - Continued

                       Face Amount                  Fair Value
                          as of                        as of                   Amortized Cost as of
                       June 30, 1997               June 30, 1997(a)                  (in millions)
Security Rating(d)     (in millions)        %       (in millions)      June 30, 1997    December 31, 1996
---------------    -------------------  --------  ----------------  ------------------  -----------------
BBB                $   14.6                1.6          14.7               14.4                 14.2

BB  (b)               383.4               41.2         372.2              327.7                307.8

BB- (b)                19.6                2.0          16.0               15.1                   --

B-  (b)               283.8               30.5         216.2              200.9                175.0

B-  (b)                36.7                3.9          20.7               17.6                  8.3

Unrated               193.7               20.8          77.7               69.5                 59.0
                   --------             ------     ---------           --------            ---------
Total              $  931.8(c)           100.0     $   717.5           $  645.2(c)         $   564.3
                   ========             ======     =========           ========            =========


(a)  The estimated fair values of Subordinated CMBS are based on dealer quoted market prices or an average of market quotes.
(b)  During the three months ended June 30, 1997, CRIIMI MAE purchased a portion of Subordinated Tranches from two separate pools that have a combined face value of approximately $135.3 million, and purchase price aggregating approximately $81 million.
(c)  On July 1, 1997 CRIIMI MAE purchased a portion of Subordinated tranches of Morgan Stanley Capital One Inc. Commercial Pass-
Through Certificates, Series 1997-WF1 that have a face value of $28 million and purchase price of $19.2 million.
(d)  As of July 14, 1997, Fitch Investor Services upgraded the ratings of Mortgage Capital Funding Inc.'s Series 1993-C1 Class D and
Class E from BBB and BB to AA- and BB+, respectively.


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

     The accounting treatment required under generally accepted accounting principles requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This currently results in income which is lower for financial statement purposes than for tax purposes. Based on the timing and amount of future credit losses and prepayments estimated by management, the estimated weighted average unleveraged yield over the expected average life of CRIIMI MAE's Subordinated CMBS for financial statement purposes as of June 30, 1997 was approximately 11.7%.

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

     In making acquisitions of Subordinated CMBS, CRIIMI MAE applies its experience in underwriting multifamily and other commercial real estate to perform extensive due diligence on the properties collateralizing the loans underlying the Subordinated CMBS. The Company's employees have broad experience in underwriting and servicing various types of performing and nonperforming income-producing real estate, including multifamily, retail and hotel properties. CRIIMI MAE "re-underwrites" substantially all of the mortgage loans in a prospective pool by reviewing historical and current operating records of the underlying real estate assets, appraisals, environmental studies, market studies and architectural and engineering studies, all to independently assess the stabilized performance level of the underlying properties. In addition, the Company conducts site visits at the properties that are in special servicing and/or represent significant properties in a pool. Other site visits are conducted by third parties to ensure that all the properties are visited. The Company stresses the adjusted net operating incomes of the properties to simulate certain recessionary scenarios and applies market or greater capitalization rates to assess loan quality. Further, CRIIMI MAE will generally purchase Subordinated CMBS only when satisfactory arrangements exist which enable it to closely monitor the underlying mortgage loans and provide CRIIMI MAE with appropriate workout/foreclosure rights with respect to the underlying mortgage loans due to Services Partnership's status as special servicer. CRIIMI MAE believes that all transactions entered into have had such satisfactory arrangements.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Subordinated CMBS - Continued

     As of July 1, 1997, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and at the locations identified below:

Property Type     Percentage(3)       Geographic(1)     Percentage(3)
-------------     ------------        ------------      -------------
Multifamily            44             Texas                  16
Retail                 26             California             13
Hotel                  13             Florida                 8
Office                  6             Other (2)              63
Other                  11


(1)  No significant concentration by region.
(2)  No other individual state makes up more than 5% of the total.
(3) Based on a percentage of the total unpaid principal balance of the underlying loans.

     Uninsured mortgage and mortgage-related assets, such as Subordinated CMBS, are expected to represent a significant component of CRIIMI MAE's new business activity for the foreseeable future. Upon closing on the purchase of the Subordinated CMBS, CRIIMI MAE, generally, enters into repurchase agreements which provide financing to purchase the rated tranches of the Subordinated CMBS (the unrated tranches are purchased with equity), until such time as CRIIMI MAE is able to refinance the short-term, floating-rate debt with longer-term, fixed-rate debt (see Note 10 for a discussion of financing). Generally, when purchasing Subordinated CMBS, approximately 75%, and 70% of the respective fair values of the BB and B rated tranches are financed through repurchase agreements. As of June 30, 1997, repurchase agreements in the amount of approximately $238.6 million were outstanding related to the Subordinated CMBS. Additionally, CRIIMI MAE expects to reborrow approximately $48 million from existing repurchase agreements which were paid down in March 1997, in connection with the purchase of additional CMBS during 1997. Additionally, as of June 30, 1997, securitized mortgage obligations related to Subordinated CMBS were outstanding in the amount of $142 million, which were issued as a result of refinancing a portion of repurchase agreements on Subordinated CMBS (see also
Note 10 for a discussion of this refinancing).

7.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income

     Reconciliations of the financial statement net income to the tax basis income for the six months ended June 30, 1997 and 1996 are as follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income - Continued


                                                        For the three months ended         For the six months ended
                                                               June 30,                            June 30,
                                                          1997           1996                1997           1996
                                                      ------------   ------------        ------------   ------------
Consolidated financial statement net income           $ 10,412,185   $  6,391,525        $ 29,511,726   $ 17,934,650
Adjustment due to accounting for subsidiary
  as a pooling for financial statement
  purposes and a purchase for tax purposes                      --        (46,130)         (2,132,614)     2,627,641
Mortgage dispositions                                           --         52,970              91,850        199,707
Reamortization of Subordinated CMBS                      1,605,617        442,127           2,638,352        815,147
Amortization and other interest expense adjustments       (650,999)       (64,956)           (939,158)      (922,139)
Equity in earnings from investments                        291,689         69,878             442,289        254,629
Amortization of assets acquired in the Merger              719,391        721,521           1,438,782      1,443,042
Other                                                       19,350         90,920              10,424         40,639
                                                      ------------   ------------        ------------   ------------
Tax basis income                                      $ 12,397,233   $  7,657,855        $ 31,061,651   $ 22,393,316
                                                      ============   ============        ============   ============
Dividends paid on preferred shares                      (1,541,478)            --          (3,366,865)            --
                                                      ------------   ------------        ------------   ------------

Tax basis income available to
  common shareholders                                 $ 10,855,755   $  7,657,855        $ 27,694,786   $ 22,393,316
                                                      ============   ============        ============   ============
Tax basis income per share:
  Recurring income before gains from CFR - primary    $       0.28   $       0.26        $       0.57   $       0.47
  Capital gain from CFR - Primary                               --             --                0.22           0.27
                                                      ------------   ------------        ------------   ------------
  Total tax basis income per share - Primary          $       0.28   $       0.26        $       0.79   $       0.74
                                                      ============   ============        ============   ============
Weighted Average Shares - Primary                       38,149,257     30,407,024          35,276,822     30,407,024
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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Dividends to Common Shareholders

     For the six months ended June 30, 1997, dividends of $0.70 per share were paid to common shareholders. These dividends, which included long-term capital gains, are as follows:

                                 Dividend             Record Date
                                 --------            --------------
Quarter ended March 31, 1997     $   0.35            March 20, 1997
Quarter ended June 30, 1997      $   0.35            June 20, 1997
                                 --------
                                 $   0.70
                                 ========

     In March 1997, CRIIMI MAE successfully completed an underwritten public offering of 5.069 million common shares at a price to the public of $15 5/8 per share. The net offering proceeds were approximately $75 million. These proceeds were used to temporarily reduce repurchase agreement financing pending the purchase of additional Subordinated CMBS (as discussed in Note 6).

9.   Preferred Stock

     CRIIMI MAE's charter authorizes the issuance of up to 25,000,000 shares of preferred stock, of which 150,000 shares have been classified as Series A Preferred Shares and 3,000,000 shares have been classified as Series B Preferred Shares as of June 30, 1997.

     As of March 31, 1997, the holder of the Series A Preferred Shares had converted all the Series A Preferred Shares into shares of common stock and no Series A Shares were outstanding. Dividends paid on the Series A Preferred Shares totaled $50,848 for the three months ended March 31, 1997. No dividends were paid on the Series A Preferred Shares for the three months ended June 30, 1997.

     During the six months ended June 30, 1997, 480,900 Series B Preferred Shares were converted into 1,098,564 shares of common stock, resulting in 1,934,100 Series B Preferred Shares outstanding as of June 30, 1997. Dividends paid and accrued on Series B Preferred Shares totaled $3,316,017 for the six months ended June 30, 1997.

     In March 1997, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company has the right to sell, and such investor is obligated to purchase, up to 300,000 shares of a new series of cumulative convertible preferred stock (Series C) through June 1998 at a price of $100 per share. The preferred stock will be convertible into shares of common stock at the option of the holders and is subject to redemption by CRIIMI MAE. As of June 30, 1997, no shares have been issued under this agreement.

10.  Obligations under Financing Facilities

     The following table summarizes CRIIMI MAE's debt outstanding as of June 30, 1997 and December 31, 1996:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

                                                       Six months ended June 30, 1997
                                  -----------------------------------------------------------------------------
                                   Balance at     Eff. rate          Average        Average        Maturity
Type of Debt                       quarter end    at qtr. end        Balance       Eff. Rate         Date
------------                      ------------    -----------      ------------    ---------      -----------
Securitized Mortgage Obligations:

  FHLMC Funding Note (1)          $236,759,384           7.4%       237,000,000         7.4%      Sept 2031

  FNMA Funding Note (2)            152,100,768           7.3%       152,211,000         7.3%      March 2035

  CMOs (3)                         186,666,274           7.3%       190,650,000         7.3%      Jan 2033

  Subordinated CMBS                142,000,000           7.6%       142,000,000         7.6%      May 1998 -
                                                                                                    March 2016
Repurchase Agreements -
  Subordinated CMBS                238,644,933           7.0%       162,220,000         7.0%      November 1997 -
                                                                                                   March 1999

Bank Term Loan                       4,550,000           1.7%(5)      4,590,636         1.7%      Dec 1998

                                  ------------
   Total                          $960,721,359
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
                                  ============


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

(1)  As of June 30, 1997 and December 31, 1996, the face amount of the note was $245,590,768 and $246,708,610, respectively, with unamortized discount of $8,831,384 and $8,999,829, respectively.  During the six months ended June 30, 1997 and 1996, discount amortization of $168,445 and $165,552, respectively, were recorded as interest expense.

(2)  As of June 30, 1997 and December 31, 1996, the face amount of the note was $154,621,908 and $160,250,349, respectively, with unamortized discount of $2,521,140 and $2,643,009, respectively.  During the six months ended June 30, 1997 and 1996, discount amortization of $121,869 and $230,994, respectively, were recorded as interest expense.  Additionally, as a result of one mortgage prepayment, principal of approximately $5.1 million was paid down in April 1997.

(3)  As of June 30, 1997 and December 31, 1996, the face amount of the note was $191,613,826 and $200,035,759, respectively, with unamortized discount of $4,947,552 and $5,129,511, respectively.  During the six months ended June 30, 1997 and 1996, discount amortization of $181,959 and $106,795, respectively, were recorded as interest expense.  Additionally, as a result of two mortgage prepayments, principal of approximately $7.7 million was paid down in April 1997.

(4)  Balance represents face amount of notes, as the issuance did not include any bond discount.

(5)  The effective interest rate as of June 30, 1997 and December 31, 1996 includes the impact of a rate reduction agreement which was in place from July 1995 through June 30,1997, providing for a reduction in the rate on a portion of the loan based on balances maintained at the bank.


Securitized Mortgage Obligations - Subordinated CMBS
----------------------------------------------------
     In December 1996, CRIIMI MAE, through a wholly owned financing subsidiary, issued three classes of fixed-rate bonds in an aggregate principal amount of $142 million to refinance short-term, floating-rate debt which had been used to finance the acquisition of Subordinated CMBS. The three classes of bonds issued are collateralized by $449 million in aggregate face amount of Subordinated CMBS evidencing direct or indirect interests in 12 separate segregated pools of commercial and multifamily mortgage loans and/or participations and other certificated interests in individual commercial and multifamily mortgage loans. A portion of the remaining bonds issued in connection with the refinancing, with an aggregate face amount of $307 million, were retained by affiliates of CRIIMI MAE. These bonds have maturities matching those of the underlying collateral.

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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

     As discussed further in Note 5, the refinancings were completed through three separate transactions. GNMA Mortgage-Backed Securities with a fair value of approximately $246.5 million as of June 30, 1997 are pledged as security for a funding note payable to Freddie Mac (the FHLMC Funding Note). Collateralized Mortgage Obligations (CMOs) are collateralized by FHA-Insured Loans and GNMA Mortgage-Backed Securities with a fair value of approximately $201.6 million as of June 30, 1997. GNMA Mortgage-Backed Securities with a fair value of approximately $158.1 million as of June 30, 1997 are pledged as security for a funding note payable to the Federal National Mortgage Association (the FNMA Funding Note and, together with the FHLMC Funding Note, the Funding Notes).

     Each of the above-mentioned transactions has been accounted for as a financing in accordance with Financial Accounting Standards Board Technical Bulletin 85-2. The discount on the CMOs and the Funding Notes are being amortized on a level yield basis. Transaction costs were capitalized and are included in deferred costs on the accompanying consolidated balance sheets as of June 30, 1997 and December 31, 1996.

Repurchase Agreements-Subordinated CMBS
-----------------------------------------
     As previously discussed, when purchasing Subordinated CMBS, CRIIMI MAE generally finances, through repurchase agreements, approximately 75% and 70% of the respective fair values of the BB and B rated tranches of Subordinated CMBS. These repurchase agreements are either provided by the issuer of the CMBS pool or through a master repurchase agreement, as discussed below. As of June 30, 1997, the repurchase agreements on Subordinated CMBS have maturity dates ranging from November 1997 to March 1999 and have interest rates that are generally based on the one-month London Interbank Offered Rate (LIBOR), plus a spread ranging from 1.0% to 1.5%.

     In early 1996, CRIIMI MAE entered into a three-year master repurchase agreement with a lender to finance up to $200 million of additional and/or existing investments in lower rated Subordinated CMBS. Outstanding borrowings under this master repurchase agreement are secured by the financed Subordinated CMBS. As of June 30, 1997 and December 31, 1996, approximately $90 million and $168 million, respectively, in borrowings were outstanding under this facility.

     The aforementioned repurchase agreements are secured by the rated tranches with an aggregate fair value of approximately $447 million as of June 30, 1997 and $348 million as of December 31, 1996. The repurchase agreements are executed through a sale of securities with a simultaneous agreement to repurchase them in the future at the same price plus a contracted rate of interest. If the counterparty to the repurchase agreement defaults on its obligation to sell the securities back to CRIIMI MAE, then CRIIMI MAE could suffer an economic loss. At June 30, 1997, CRIIMI MAE had repurchase agreements with German American Capital Corporation, Lehman Brothers Commercial Paper, First Union National Bank and Nomura Bermuda, Ltd. which have such counterparty credit risk.

Repurchase Agreements and Revolving Credit Facility -
  Government Insured Mortgages
-----------------------------------------------------
     In May 1996, CRIIMI MAE renewed a financing facility with a lender in an amount up to $100 million ($20 million committed and $80 million uncommitted) for a period of three years. Any borrowings under this facility will be secured by FHA-Insured Loans or GNMA Mortgage-Backed Securities, and will bear interest at CRIIMI MAE's choice of one, three- or six-month LIBOR, plus a spread of 0.75% or 0.50%, depending on whether FHA-Insured Loans or GNMA Mortgage-Backed

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

Securities, respectively, are pledged as collateral. No amounts were borrowed during 1996 or the six months ending June 30, 1997 under this facility.

Bank Term Loans
---------------
     In connection with the Merger, CRIIMI Management assumed certain debt of the CRI Mortgage Businesses in the principal amount of $9,100,000 (Bank Term Loan II). Bank Term Loan II is secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and is guaranteed by CRIIMI MAE. The loan requires quarterly principal payments of $650,000 and matures on December 31, 1998. Interest on the loan is based on CRIIMI MAE's choice of one, two or three-month LIBOR, plus a spread of 1.25%.

Working Capital Line of Credit
------------------------------
     In December 1996, CRIIMI MAE entered into a $30 million unsecured working capital line of credit provided by two lenders with a termination date of December 31, 1998. Outstanding borrowings under this line of credit bear interest at one-month LIBOR, plus a spread of 1.30%. No amounts were outstanding under the line of credit as of June 30, 1997 and December 31, 1996.

Loan Origination Program Agreement
----------------------------------
     In July 1996, CRIIMI MAE entered into a $200 million mortgage loan origination program agreement with Citicorp Real Estate, Inc. ("Citicorp"). The origination program is designed to create pools of multifamily and commercial mortgage loans, either through origination or acquisition, of requisite size and composition to facilitate the securitization of such pools through the issuance of commercial mortgage obligations (CMO). Citicorp will fund a substantial portion of the mortgage loans under the origination program. CRIIMI MAE will service the mortgage loans and will facilitate any securitization of the loans. In connection with any such securitization, CRIIMI MAE anticipates retaining the Subordinated CMBS backed by these pools and an interest-only tranche of the underlying mortgage loan payments, placing the senior tranches with other investors and additionally retaining the right to act as master and special servicer with respect to the entire pool of underlying mortgage loans.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

Other Debt Related Information
------------------------------
     In June 1997, CRIIMI MAE's management adopted and the Board of Directors approved a change in CRIIMI MAE's mortgage asset acquisition policy requiring, among other things: (1) maximum overall debt-to-equity ratio of 5.0 to 1.0, (2) changes to the maximum debt-to-equity ratios for specific asset types based on management's perceived risk of those assets and the related funding, (3) interest rate protection agreements in a notional amount of at least 75% of the outstanding floating-rate debt and (4)a new asset class for real estate assets. This policy enables CRIIMI MAE to continue to utilize leverage in taking advantage of mortgage asset acquisition opportunities while directing and monitoring how CRIIMI MAE funds its purchases of Subordinated CMBS and other mortgage assets.

     As previously stated, changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 75% of CRIIMI MAE's consolidated debt as of June 30, 1997. Fluctuations in interest rates will continue to impact the value on that portion of CRIIMI MAE's mortgage assets which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining floating-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. However, as previously discussed, CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged. The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying asset. In certain circumstances, including, among other things, increases in interest rates, changes in market spreads, or decreases in credit quality of underlying assets, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. From time to time, the Company has been required to fund such additional collateral needs. In each instance and currently, the Company has had adequate unencumbered assets to meet its operating, investing and financing requirements, and management continually monitors the levels of unencumbered collateral.

     CRIIMI MAE's ability to extend or refinance debt facilities upon maturity will depend on a number of variables including, among other things, CRIIMI MAE's financial condition and its current and projected results from operations which are impacted by a number of variables. As previously discussed, in early 1996, CRIIMI MAE entered into a three-year master repurchase agreement to finance investments in rated Subordinated CMBS. Management intends to utilize this facility to replace a portion of existing floating-rate debt on Subordinated CMBS which is scheduled to mature over the next 12 months and/or to finance additional investments in rated Subordinated CMBS. Management continuously monitors CRIIMI MAE's overall financing and hedging strategy in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

     For the six months ended June 30, 1997, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts and deferred financing fees of approximately $1.9 million, was approximately 7.68%. As of June 30, 1997, CRIIMI MAE's debt-to-equity ratio was approximately 2.3 to 1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

defined, may not exceed 5.0 to 1.0.

11.  Interest Rate Hedge Agreements

     CRIIMI MAE has entered into interest rate protection ("Caps") agreements to partially limit the adverse effects of rising interest rates on its floating-rate borrowings. Interest rate Caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate Cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. None of CRIIMI MAE's Caps are held for trading purposes. As of June 30, 1997, CRIIMI MAE held Caps with a notional amount of approximately $435 million ($150 million of which will expire in the second half of 1997). The remaining $285 million of Caps are used to hedge current variable rate debt and variable rate debt expected to be incurred throughout the year to fund the Company's planned acquisition of Subordinated CMBS.

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

(a) CRIIMI MAE's designated interest rate protection agreements hedge CRIIMI MAE's floating-rate borrowing costs.  As of June 30,
    1997 total borrowings of approximately $243.2 million are hedged by the interest rate cap agreements.
(b) The weighted average remaining term for these interest rate cap agreements is approximately 1.1 years.


     CRIIMI MAE is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate protection agreements should interest rates exceed the Caps. However, management does not anticipate nonperformance by any of the counterparties. All of the counterparties have long-term debt ratings of A+ or above by Standard and Poor's and A1 or above by Moody's. Management believes that these Caps are highly liquid. The Cap could be sold or transferred with the consent of the counterparties. Management does not believe that this consent would be withheld. Although none of CRIIMI MAE's Cap are exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.

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

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Introduction and Business Strategy
----------------------------------

Introduction
------------
     CRIIMI MAE Inc.'s ("CRIIMI MAE or the Company") Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in CRIIMI MAE's reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

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

     CRIIMI MAE conducts its mortgage loan servicing and advisory operations through its affiliate, CRIIMI MAE Services Limited Partnership (the "Services Partnership"). The Services Partnership has been approved as a special servicer by four major rating agencies. As of July 15, 1997, the Services Partnership was responsible for certain servicing functions on a mortgage loan portfolio of approximately $8.8 billion, as compared to approximately $4.0 billion as of July 1, 1996. CRIIMI MAE has increased its mortgage advisory and servicing activities through its purchases of Subordinated CMBS by acquiring certain servicing rights for the mortgage loans collateralizing the Subordinated CMBS. In addition, the Services Partnership has been approved as a Master Servicer by three major rating agencies. One rating agency issues an annual rating of Master Servicer and the other two rating agencies issue the rating of Master Servicer on a deal by deal basis. The addition of Master Servicing to the Company's portfolio administration program provides an additional revenue stream and gives the Company greater supervision over the mortgage loans that back a securitization. CRIIMI MAE will generally acquire Subordinated CMBS only when satisfactory arrangements exist which enable it to closely monitor the underlying mortgage loans and provide CRIIMI MAE with workout/foreclosure

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

rights with respect to the underlying mortgage loans due to its status as Special Servicer or Master Servicer. CRIIMI MAE believes that all transactions entered into to date have had such satisfactory arrangements.

1997 Strategies
---------------
     For 1997 and beyond, CRIIMI MAE's business strategies are designed to increase recurring earnings. Management believes the development of CRIIMI MAE into a full-service commercial mortgage company during 1995 -- with mortgage servicing and loan origination capabilities -- has strengthened CRIIMI MAE's opportunities for continued growth.

     Specific strategies for 1997 and the program towards achieving strategies are summarized below:

     o Raise additional equity capital, and use the proceeds primarily to purchase additional Subordinated CMBS. During March 1997, CRIIMI MAE completed a public offering of common stock resulting in net equity proceeds of approximately $75 million. The net proceeds were used temporarily to pay-down repurchase agreement financing.

     o CRIIMI MAE intends to purchase at least $250 million of Subordinated CMBS using a combination of debt and equity. Through July 1, 1997, the company purchased Subordinated CMBS having an aggregate face value of approximately $163 million and an aggregate purchase price of $100 million using approximately $40 million in equity proceeds.

     o CRIIMI MAE intends to increase its mortgage servicing portfolio through the purchase of such additional Subordinated CMBS, which was $8.8 billion as of July 1, 1997 as compared to $6.4 billion as of February 1, 1997. CRIIMI MAE was rated as an "Acceptable" master servicer of commercial mortgage assets in May 1997, which will enable it to increase its servicing functions and servicing income. CRIIMI MAE is the Master Servicer for the Mortgage Capital Funding Inc. Multifamily Commercial Mortgage Pass-Through Certificates, Series 1997-MC1 CMBS pool, which was purchased on June 30, 1997 of which CRIIMI MAE owns portions of the Subordinated tranches.

     o CRIIMI MAE will continue to originate/acquire commercial mortgage loans, which are intended to be pooled for securitization. Additionally, CRIIMI MAE expanded its commercial mortgage origination capabilities in the second quarter with the launch of its "no-lock" loan program. The fixed-rate program allows borrowers the flexibility to prepay loans at any time. The Company expects to retain the Subordinated CMBS portion of these pools and interest-only tranche of the underlying mortgage loan payments and to retain the right to act as master and special servicer with respect to the entire pool of underlying mortgage loans, thereby further increasing its servicing portfolio.

     o CRIIMI MAE will continue to explore alternatives that would provide the Company with more financial flexibility and continue its plan to replace a portion of its remaining short-term, floating-rate debt with longer-term financing.

     CRIIMI MAE believes that these strategies will result in continued growth in income from uninsured mortgage assets, particularly Subordinated CMBS, as well as growth from its mortgage servicing and origination operations. As future events may alter these assumptions, no assurance can be given that these strategies will succeed.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations
---------------------
1997 versus 1996
----------------
     Tax Basis Income
     ----------------
     CRIIMI MAE earned approximately $10.9 million in tax basis income available to common shareholders for the three months ended June 30, 1997, a 42% increase from approximately $7.7 million for the corresponding period in 1996. CRIIMI MAE earned approximately $27.7 million in tax basis income for the six months ended June 30, 1997, a 24% increase from approximately $22.4 million for the corresponding period in 1996. On a primary share basis, recurring tax basis income for the three months ended June 30, 1997 increased to $0.28 per share from $0.26 per share for the corresponding period in 1996. On a primary share basis, tax basis income for the six months ended June 30, 1997 increased to $0.79 per weighted average share from $.74 for the corresponding period in 1996, of which $0.57 and $0.47 per share, respectively, represented recurring tax basis income.

     The primary factor resulting in the net increase in tax basis recurring earnings during the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996 was the net earnings associated with CRIIMI MAE's growing portfolio of Subordinated CMBS. Partially offsetting this increase to tax basis income was an increase in interest expense as further discussed under Financial Statement Net Income and a decrease in mortgage interest earned due to the prepayment of CRIIMI MAE mortgages during 1997 and 1996 and the sale of CRI Liquidating's mortgage investments according to its business plan.

     Financial Statement Net Income
     ------------------------------
     Net income available to common shareholders for financial statement purposes was approximately $8.9 million for the three months ended June 30, 1997, as compared to approximately $6.4 million for the corresponding period in 1996. Net income for financial statement purposes was approximately $26.1 for the six months ended June 30, 1997, a 46% increase from approximately $17.9 million for the corresponding period in 1996. On a primary earnings per share basis, financial statement net income for the three months ended June 30, 1997 increased to $0.23 per weighted average common share from $0.21 per weighted average common share for the corresponding period in 1996, all of which was recurring income. On a per share basis, financial statement net income for the six months ended June 30, 1997 increased to $0.73 per weighted average common share from $.59 per weighted average common share for the corresponding period in 1996, of which $0.46 and $0.41 per share, respectively, was recurring income. Descriptions of the significant changes in financial statement net income are discussed below.

Mortgage Income
---------------
     Mortgage income decreased by approximately $2.0 million or 14% to $12.3 million for the three months ended June 30, 1997 from $14.3 million for the corresponding period in 1996. Mortgage investment income decreased by approximately $4.2 million or 14% to $24.9 million for the six months ended June 30, 1997 from $29.1 million for the corresponding period in 1996. These decreases were principally due to the disposition of CRI Liquidating's mortgages (according to its business plan) in 1996 and 1997. Also contributing to the decrease in mortgage income was the prepayment of mortgages held by CRIIMI MAE and its wholly owned subsidiaries (aggregating approximately $12.8 million and $51.9 million of amortized cost, respectively) during the six months ended June 30, 1997 and the year ended December 31, 1996, respectively.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

     While CRIIMI MAE and its financing subsidiaries do not intend to sell any of their mortgages, CRI Liquidating's business plan calls for an orderly liquidation of its portfolio by the end of 1997. In accordance with CRI Liquidating's business plan, in January 1997, its remaining 11 mortgages were disposed of generating net proceeds of approximately $55 million. On April 23, 1997, CRI Liquidating Shareholders approved the adoption of a plan of complete liquidation and dissolution of CRI Liquidating.

Income from Subordinated CMBS
-----------------------------
     Income from Subordinated CMBS increased by approximately $7.7 million or 79% to $17.5 million for the three months ended June 30, 1997 from $9.8 million for the corresponding period in 1996. Income from Subordinated CMBS increased by approximately $16.3 million or 91% to $34.3 million for the six months ended June 30, 1997 from $18.0 million for the corresponding period in 1996. These increases were the result of the acquisition of Subordinated CMBS at purchase prices aggregating approximately $81 million during the second quarter of 1997 and $285 million during 1996, $228 million of which were purchased during the fourth quarter.

     Generally accepted accounting principles requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This currently results in income which is lower for financial statement purposes than for tax purposes. Based on the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the estimated weighted average unleveraged yield over the expected average life of CRIIMI MAE's Subordinated CMBS for financial statement purposes as of June 30, 1997 was approximately 11.7%. Although there can be no assurance, the estimated weighted average leveraged yield over the expected life of CRIIMI MAE's existing Subordinated CMBS for financial statement purposes as of June 30, 1997 is approximately 23%. This return was determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses, net of interest expense attributable to the financing of the rated tranches at current interest rates and borrowing amounts.

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

     In making acquisitions of Subordinated CMBS, CRIIMI MAE applies its experience in underwriting multifamily and other commercial real estate to perform extensive due diligence on the properties collateralizing the loans underlying the Subordinated CMBS. The Company's employees have broad experience underwriting and servicing various types of performing and nonperforming income-producing real estate, including multifamily, retail and hotel properties. CRIIMI MAE "re-underwrites" substantially all of the mortgage loans in a prospective pool by reviewing historical and current operating records of the

PAGE>33

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

Equity In Earnings From Investments
-----------------------------------
     Equity in earnings from investments decreased by approximately $119,000 or 14% to approximately $731,000 for the three months ended June 30, 1997 as compared to $850,000 for the corresponding period in 1996. These decreases were primarily attributable to a reduction in earnings from the AIM Funds principally due to a lower asset base. These decreases were partially offset by increased net income from Services Partnership. Equity in earnings from investments did not change materially for the six months ended June 30, 1997 and 1996.

Other Investment Income
-----------------------
     Other investment income decreased by approximately $129,000 or 27% to approximately $349,000 for the three months ended June 30, 1997 as compared to approximately $478,000 for the corresponding period in 1996. Other investment income decreased by approximately $429,000 or 25% to approximately $1.3 million for the six months ended June 30, 1997 as compared to approximately $1.7 million for the corresponding period in 1996. These decreases were primarily attributable to decreases in short-term interest income earned by CRIIMI MAE Financial Corporation III during 1997 as compared to 1996 due to the investment of 1996 prepayment proceeds pending debt payoff.

Interest Expense
----------------
     Interest expense increased by approximately $1.3 million or 8% to approximately $17.1 million for the three months ended June 30, 1997 from approximately $15.8 million for the corresponding period in 1996. Interest expense increased by approximately $4.0 million or 13% to $35.4 million for the six months ended June 30, 1997 as compared to $31.4 million for the corresponding period in 1996. These increases were principally a result of additional amounts borrowed in connection with the acquisition of Subordinated CMBS during the last quarter of 1996 and the first six months of 1997, and, to a lesser extent, the higher cost of debt on the $142 million fixed-rate financing of December 1996. These increases were partially mitigated by temporary paydowns of repurchase agreements during the second quarter of 1997 pending the purchase of additional Subordinated CMBS.

General and Administrative Expenses
-----------------------------------
     General and administrative expenses increased by approximately $670,000 or 34% to approximately $2.6 million for the three months ended June 30, 1997 as compared to approximately $2.0 million for the corresponding period in 1996. General and administrative expenses increased by approximately $1.7 million or 50% to $5.0 million for the six months ended June 30, 1997 as compared to $3.4 million for the corresponding period in 1996. These increases were primarily due to the growth of CRIIMI MAE's commercial mortgage operations during 1996 and 1997.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

Fees to Related Party
---------------------
     Total fees to related party decreased by approximately $70,000 or 100% to $0 for the three months ended June 30, 1997. Total fees to related party decreased by approximately $230,000 or 95% to approximately $11,500 for the six months ended June 30, 1997 as compared to approximately $241,000 for the corresponding period in 1996. The decrease in fees to related party was due to a reduction in the annual fees payable by CRI Liquidating resulting from its reduced asset base during 1996 and 1997. As a result of the first quarter disposition of the remaining CRI Liquidating mortgages, no annual fees were paid during the three months ended June 30, 1997 and no annual fees will be paid in future periods.

Gains/Losses on Mortgage Dispositions
-------------------------------------
     Net gains on mortgage dispositions was approximately $95,000 for the three months ended June 30, 1997 as compared to a loss of approximately $32,000 for the corresponding period in 1996. Net gains on mortgage dispositions increased by $7.8 million or 84% to $17.2 million for the six months ended June 30, 1997 as compared to $9.4 million for the corresponding period in 1996. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period. The proceeds realized from the disposition of mortgage assets are based on the net coupon rates of the specific mortgages disposed of in relation to prevailing long-term interest rates at the date of disposition. During the three months ended March 31, 1997, 11 CRI Liquidating mortgage assets were disposed of resulting in financial statement gains of approximately $14.1 million and tax basis gains of approximately $14.0 million. In addition, during the first and second quarters of 1997, CRI Liquidating disposed of its interest in two limited partnership participation agreements and a portion of its interest in a third limited partnership participation agreement which resulted in net gains for financial statement purposes of approximately $3.2 million and net tax basis losses of approximately $250,000. This compares to the disposition of 11 CRI Liquidating mortgage assets during the corresponding period in 1996, which generated net financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million. CRI Liquidating did not dispose of any limited partnership participation agreements during the six months ended June 30, 1996. These increases were partially offset by three prepayments of mortgage assets held by CRIIMI MAE and its subsidiaries during the six months ended June 30, 1997, which resulted in financial statement net losses of approximately $161,000 and tax basis net losses of approximately $70,000 as compared to the disposition of four CRIIMI MAE mortgages during the corresponding period in 1996 resulting in financial statement losses of approximately $304,000 and tax basis losses of approximately $104,000.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

Cash Flow
---------
1997 versus 1996
----------------
     Net cash provided by operating activities increased for the six months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to increased net income, as previously discussed. Partially offsetting the increase to net income was a net increase in receivables and other assets of approximately $4.3 million, the majority of which is due to an increase in Subordinated CMBS interest receivable.

     Net cash provided by investing activities decreased for the six months ended June 30, 1997 as compared to the corresponding period in 1996 primarily as a result of decreased proceeds from mortgage dispositions and increased purchases of Subordinated CMBS.

     Net cash used in financing activities decreased for the six months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to proceeds from the common stock offering in March 1997. Partially offsetting the increase was increased principal payments on debt obligations including temporary principal paydowns using proceeds from the common stock issuance pending purchases of Subordinated CMBS. Additionally, dividends paid in the first half of 1997 increased as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Financial Flexibility
--------------------
     To meet its capital requirements, CRIIMI MAE uses proceeds from long-term, fixed-rate debt refinancings, repurchase agreements, other borrowings, an unsecured working capital line of credit and issuances of capital stock. In general, CRIIMI MAE initially funds a significant portion of its Subordinated CMBS acquisitions with short term, variable rate debt. CRIIMI MAE's strategy is to refinance at least 50% of this short term variable rate acquisition debt with fixed rate debt having maturities that match those of the underlying collateral through resecuritizations of its Subordinated CMBS. In December 1996, CRIIMI MAE completed the first resecuritization of its Subordinated CMBS portfolio, which refinanced $142 million of short term variable rate debt with fixed rate match-funded debt, thereby substantially reducing the impact of changing interest rates on that portion of its debt. The Company intends to enter into a similar resecuritization or refinancing approximately every two years after accumulating a sufficient pool of Subordinated CMBS. Additionally, the Company replaced other floating-rate debt with fixed rate match-funded debt through three separate refinancings during the second half of 1995. As of June 30, 1997, approximately 75% of CRIIMI MAE's consolidated debt was fixed rate.

     For the six months ended June 30, 1997, CRIIMI MAE's weighted average cost of borrowing (including amortization of discounts and deferred financing fees of approximately $1.9 million) was approximately 7.68%. As of June 30, 1997, CRIIMI MAE's debt-to-equity ratio was approximately 2.3 to 1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0.

     CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the floating-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. However, as previously discussed, CRIIMI MAE's investment policy

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

requires that at least 75% of floating-rate debt be hedged and as of July 1, 1997, 100% of CRIIMI MAE's outstanding floating-rate debt is hedged with interest rate cap agreements that have weighted average strike price of 6.3%. The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying asset. In certain circumstances, including, among other things, increases in interest rates, changes in market spreads, or decreases in credit quality of underlying assets, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. From time to time, the Company has been required to fund such additional collateral needs. In each instance and currently, the Company has had adequate unencumbered assets to meet its operating, investing and financing requirements, and management continually monitors the levels of unencumbered collateral.

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

     CRIIMI MAE's repurchase agreements are executed through a sale of securities with a simultaneous agreement to repurchase them in the future at the same price plus a contracted rate of interest. If the counterparty to the repurchase agreement defaults on its obligation to sell the securities back to CRIIMI MAE, then CRIIMI MAE could suffer an economic loss. At June 30, 1997, CRIIMI MAE had repurchase agreements with German American Capital Corporation, Lehman Brothers Commercial Paper, First Union National Bank and Nomura Bermuda, Ltd.

Dividends
---------
     CRIIMI MAE's principal objectives are to enhance the value of CRIIMI MAE's capital stock and to provide increasing dividends to its shareholders. Tax basis income, as well as financial statement net income and recurring earnings, increased for the three months ended June 30, 1997 as compared to the corresponding periods in 1996 and, as a result, total dividends increased. Specifically, common stock dividends were $0.35 per share in each of the first two quarters of 1997 as compared to $0.30 for the corresponding periods in 1996. Dividends paid on Series B Preferred Shares were $0.797 per share for the three months ended March 31, 1997 and June 30, 1997. Dividends totaling $50,848 were paid on the Series A Preferred Shares for the three months ended March 31, 1997. There were no Preferred Shares outstanding prior to the third quarter of 1996 and no Series A Preferred Shares outstanding subsequent to March 31, 1997.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

     Although the mortgage assets held by CRIIMI MAE and its subsidiaries yield a fixed monthly mortgage payment once purchased, the cash dividends paid by CRIIMI MAE and by its subsidiaries may vary during each period due to several factors. Some of the factors which impact CRIIMI MAE's dividend include (i) the level of income earned on CRIIMI MAE's or its subsidiaries' mortgage security collateral depending on prepayments, defaults, etc., (ii) the level of income earned on uninsured mortgage assets, such as Subordinated CMBS and originated loans, which varies depending on prepayments, defaults, etc. (iii) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate CRIIMI MAE pays on its refinanced debt, (iv) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends, (v) the yield at which principal from scheduled monthly mortgage asset payments, mortgage dispositions and distributions from its subsidiaries can be reinvested, (vi) changes in operating expenses, (vii) dividends paid on preferred shares and (viii) through 1997, the distributions which CRIIMI MAE receives on its CRI Liquidating shares. CRIIMI MAE's dividends will also be impacted by the timing and amounts of cash flows attributable to its other lines of business - mortgage servicing, advisory and origination services.

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

Investment Company Act
----------------------
     The Company intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the Securities and Exchange Commission ("SEC"), to qualify for this exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests. The Company will generally acquire Subordinated CMBS only when such mortgage assets are collateralized by pools of first mortgage loans, when the Company can monitor the performance of the underlying mortgage loans through loan management and servicing rights, and when the Company has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, CRIIMI MAE believes that the related Subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, CRIIMI MAE believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest primarily in such Subordinated CMBS and/or in other Qualifying Interests. However, if the SEC or its staff were to take a different position with respect to whether CRIIMI MAE's Subordinated CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that it would not meet the requirements for registering G1 as an investment company or to register as an investment company, both of which may adversely affect the Company.

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

     Reports on form 8-K were filed on May 23, 1997 for the quarter ended June 30, 1997.

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

     July 25, 1997                      /s/ Cynthia O. Azzara
     ---------------                    -----------------------------
     DATE                               Cynthia O. Azzara
                                        Senior Vice President,
                                        Principal Accounting Officer
                                          and Chief Financial Officer