Form 10-Q
period 1997-09-30
CRIIMI MAE INC
filed 1997-10-27
CIK 847322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         September 30, 1997
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding as of October 24, 1997
----------------------------       ----------------------------------
Common Stock, $.01 par value                   39,965,284

                                 CRIIMI MAE INC.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - as of September 30, 1997
            (unaudited) and December 31, 1996 . . . . . . .         3

          Consolidated Statements of Income - for the
            three and nine months ended September 30, 1997
            and 1996 (unaudited)  . . . . . . . . . . . . .         4

          Consolidated Statement of Changes in
            Shareholders' Equity - for the nine months
            ended September 30, 1997 (unaudited)  . . . . .         5

          Consolidated Statements of Cash Flows -
            for the nine months ended September 30, 1997
            and 1996 (unaudited)  . . . . . . . . . . . . .         6

          Notes to Consolidated Financial Statements  . . .
            (unaudited) . . . . . . . . . . . . . . . . . .         7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . .        31

PART II.  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . .        41

Item 2.   Changes in Securities . . . . . . . . . . . . . .        42

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .        43

Signature   . . . . . . . . . . . . . . . . . . . . . . . .        44

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                            September 30,        December 31,
                                                1997                  1996
                                           --------------       --------------
                                           (unaudited)
Assets:
  Mortgage Assets:
    Mortgage security collateral, at
      amortized cost                       $  592,237,895       $  618,133,219
    Subordinated CMBS,
      ($739,646,057 at amortized cost)        774,462,279          564,335,400
    Mortgages, at fair value                   18,748,240           72,976,503

  Equity Investments                           46,916,618           35,059,648

  Receivables and Other Assets                 74,012,943           65,774,174
  Cash and cash equivalents                    13,476,334           10,966,354
                                           --------------       --------------
      Total assets                         $1,519,854,309       $1,367,245,298
                                           ==============       ==============

Liabilities:
  Securitized Mortgage Obligations:
    Mortgage security collateral           $  566,367,594       $  590,222,369
    Subordinated CMBS                         142,000,000          142,000,000
  Repurchase Agreements-Subordinated CMBS     365,569,055          241,137,588
  Bank Term Loans                               3,900,000            8,897,880
  Payables and accrued expenses                12,510,346           11,798,073
                                           --------------       --------------
        Total liabilities                   1,090,346,995          994,055,910
                                           --------------       --------------
Minority interests in
  consolidated subsidiaries                     2,944,168           26,518,125
                                           --------------       --------------

Shareholders' equity:
  Convertible Preferred stock                      19,280               24,900
  Common stock                                    391,226              319,128
  Net unrealized gains on
    mortgage assets and IO strips                 196,371            8,916,228
  Additional paid-in capital                  431,007,642          342,462,380
                                           --------------       --------------
                                              431,614,519          351,722,636

Less treasury stock, at cost-
  538,635 and 538,635 shares, respectively     (5,051,373)          (5,051,373)
                                           --------------       --------------
        Total shareholders' equity            426,563,146          346,671,263
                                           --------------       --------------
        Total liabilities and shareholders'
          equity                           $1,519,854,309       $1,367,245,298
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                                      CRIIMI MAE INC.
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                        (Unaudited)

                                                        For the three months ended       For the nine months ended
                                                                September 30,                    September 30,
                                                          1997             1996              1997           1996
                                                       -----------     ------------      ------------   ------------
Income:
  Mortgage investment income                           $12,169,026      $14,043,539       $37,081,104    $43,098,767
  Income from Subordinated CMBS                         20,414,449        9,926,577        54,694,269     27,913,058
  Equity in earnings from investments                    1,172,089          807,422         2,717,551      2,409,578
  Other investment income                                  491,838          570,645         1,760,934      2,268,670
                                                       -----------      -----------       -----------    -----------
                                                        34,247,402       25,348,183        96,253,858     75,690,073
                                                       -----------      -----------       -----------    -----------
Expenses:
  Interest expense                                      19,335,054       15,173,966        54,723,054     46,610,765
  General and administrative                             2,640,125        2,111,626         7,661,898      5,468,716
  Fees to related party                                         --           70,569            11,468        311,604
  Amortization of assets acquired in the Merger            719,391          719,391         2,158,173      2,162,433
  Adjustment to hedges for valuation
    and sales                                                   --          163,795            28,250         34,456
                                                       -----------      -----------       -----------    -----------
                                                        22,694,570       18,239,347        64,582,843     54,587,974
                                                       -----------      -----------       -----------    -----------
Income before mortgage dispositions and                 11,552,832        7,108,836        31,671,015     21,102,099
  minority interest

Mortgage dispositions:
  Gains                                                     18,192           13,423        17,427,745      9,738,346
  Losses                                                  (108,800)        (133,862)         (284,403)      (470,336)
                                                       -----------      -----------       -----------    -----------
Income before minority interests                        11,462,224        6,988,397        48,814,357     30,370,109

Minority interests in net income of
  consolidated subsidiaries                                (45,200)        (475,245)       (7,885,607)    (5,922,307)
                                                       -----------      -----------       -----------    -----------
Net income                                             $11,417,024      $ 6,513,152       $40,928,750    $24,447,802
                                                       ===========      ===========       ==========-    ===========
Preferred Dividends                                    $ 1,417,071      $ 1,727,718       $ 4,783,936    $ 1,727,718
                                                       -----------      -----------       -----------    -----------

Net income available to common shareholders            $ 9,999,953      $ 4,785,434       $36,144,814    $22,720,084
                                                       ==========-      ===========       ==========-    ===========
Earnings per share:

  Primary                                              $      0.25      $      0.16        $     0.98    $      0.74
                                                       ===========      ===========        ==========    ===========
  Shares used in computing primary
    earnings per share, exclusive of
    shares held in treasury                             39,430,142       30,818,139        37,041,282     30,604,838
                                                       ===========      ===========       ===========    ===========


                                            The accompanying notes are an integral part
                                             of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                          CRIIMI MAE INC.
                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           For the nine months ended September 30, 1997
                                             (Unaudited)


                                                              Net
                                                           Unrealized
                              Preferred    Common Stock     Gains on     Additional                                      Total
                              Stock Par        Par          Mortgage      Paid-in      Undistributed    Treasury      Shareholders'
                                Value         Value       Investments     Capital        Net Income       Stock         Equity
                              ----------   ------------  -------------  -------------  -------------   ------------- -------------
Balance, December 31, 1996    $   24,900   $    319,128  $   8,916,228  $ 342,462,380  $          --   $ (5,051,373) $346,671,263
Net income                            --             --             --             --     40,928,750             --    40,928,750
Dividends paid on preferred
  shares                              --             --             --             --     (4,783,936)            --    (4,783,936)
Dividends paid on common
  shares                              --             --             --     (2,042,140)   (36,144,814)            --   (38,186,954)
Conversion of preferred stock
  into common stock               (7,120)        20,149             --        (13,029)            --             --            --
Stock options exercised               --            416             --        413,806             --             --       414,222
Adjustment to net unrealized gains
  on mortgage investments
  and IO strips                       --             --     (8,719,857)            --             --             --    (8,719,857)
Shares issued                      1,500         51,533             --     90,186,625             --             --    90,239,658
                              ----------   ------------  -------------  -------------  -------------   ------------  ------------
Balance, September 30, 1997   $   19,280   $    391,226  $     196,371  $ 431,007,642  $          --   $ (5,051,373) $426,563,146
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                                     CRIIMI MAE INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                         For the nine months ended
                                                                                September 30,
                                                                          1997                  1996
                                                                      ------------          ------------
Cash flows from operating activities:
  Net income                                                          $ 40,928,750          $ 24,447,802
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Amortization of discount and deferred financing
        costs on debt                                                    2,794,541             2,090,568
      Amortization of assets acquired in the Merger                      2,158,173             2,162,433
      Depreciation and other amortization                                  678,792               660,857
      Discount/Premium amortization on mortgage assets                     372,269            (1,816,521)
      Net gains on mortgage dispositions                               (17,143,342)           (9,268,010)
      Equity in earnings from investments                                 (812,445)             (396,203)
      Valuation adjustment to hedges                                        28,250                34,456
      Minority interests in earnings of consolidated subsidiary          7,885,607             5,922,307
      Changes in assets and liabilities:
        Increase in receivables and other assets                        (6,308,685)           (5,023,339)
        Increase (Decrease) in payables and accrued expenses               150,835              (194,985)
        Increase (Decrease) in interest payable                            936,603              (872,690)
                                                                      ------------          ------------
          Net cash provided by operating activities                     31,669,348            17,746,675
                                                                      ------------          ------------
Cash flows from investing activities:
  Purchase of Subordinated CMBS                                       (210,521,015)          (57,378,058)
  Proceeds from mortgage dispositions                                   78,534,735           102,143,420
  Servicing rights acquired and contributed to
    Services Partnership                                               (12,673,089)           (1,558,017)
  Receipt of principal payments                                          5,274,064             6,371,926
  Purchase of Real Estate Owned Property                                (4,085,109)                   --
  (Payment of) Decrease in deferred costs                                 (402,003)               54,443
  Purchase of mortgages and advances on construction loans                (285,430)             (260,916)
  Distributions from Services Partnership                                  195,800               349,967
  Other investing activities                                                    --               189,969
                                                                      ------------          ------------
          Net cash (used in) provided by investing activities         (143,962,047)           49,912,734
                                                                      ------------          ------------
Cash flows from financing activities:
  Proceeds from debt                                                   280,922,714            72,160,934
  Principal payments on debt obligations                              (186,414,743)         (150,107,485)
  Increase in deferred financing costs                                  (2,587,829)             (903,691)
  Dividends (including return of capital) paid to shareholders,
    including minority interests                                       (67,771,342)          (55,822,856)
  Proceeds from the issuance of preferred stock                         15,000,000            64,469,016
  Proceeds from the issuance of common stock                            75,653,879                71,653
                                                                      ------------          ------------
          Net cash provided by (used in) financing activities          114,802,679           (70,132,429)
                                                                      ------------          ------------
Net increase (decrease) in cash and cash equivalents                     2,509,980            (2,473,020)

Cash and cash equivalents, beginning of period                          10,966,354            16,577,407
                                                                      ------------          ------------
Cash and cash equivalents, end of period                              $ 13,476,334          $ 14,104,387
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

     CRIIMI MAE believes that its concentration on acquiring Subordinated CMBS and originating commercial mortgage loans for its own securitization program, together with its expertise as an underwriter and servicer of commercial mortgage loans, enables the Company to take advantage of the rapid growth in the securitization of debt backed by income-producing commercial real estate.
Before purchasing Subordinated CMBS, CRIIMI MAE and its affiliates utilize their multifamily and commercial real estate expertise to perform due diligence on the underlying collateral and require that certain control mechanisms, such as the ability to monitor the performance of the underlying mortgage loans and control of workout/foreclosure proceedings, are in place. CRIIMI MAE's principal objectives are to enhance the value of CRIIMI MAE's capital stock and to provide increasing dividends to its shareholders.

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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Basis of Presentation

     In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, including CRI Liquidating REIT, Inc. ("CRI Liquidating"), CRIIMI MAE Management Inc. ("CRIIMI Management"), CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CRIIMI MAE Holdings Inc., CRIIMI MAE Holdings L.P. and CRIIMI, Inc., contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated financial position of CRIIMI MAE as of September 30, 1997 and December 31, 1996, the consolidated results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996.

     These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures presented are adequate to make the information not misleading, it is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in CRIIMI MAE's Annual Report filed on Form 10-K for the year ended December 31, 1996.

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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Summary of Significant Accounting Policies - Continued

     Reclassifications
     -----------------
          Certain amounts in the consolidated financial statements as of and for the three and nine months ended September 30, 1996 have been reclassified to conform to the 1997 presentation.

     Subordinated CMBS
     -----------------
          CRIIMI MAE has the intent and ability to hold its Subordinated CMBS until maturity. Consequently, these mortgage assets are classified as Held to Maturity and are carried at amortized cost (except for Interest Only
     (IO) strips, discussed below). For GAAP purposes, CRIIMI MAE recognizes income from Subordinated CMBS using the effective interest method, using the anticipated yield over the projected life of the investment. Changes in estimated yields are due to revisions in estimates of future credit losses, losses incurred and actual prepayment speeds. Changes in estimated yield resulting from prepayments are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the original investment date. CRIIMI MAE recognizes impairment on its Subordinated CMBS whenever it determines that the current estimate of expected future credit losses, exceeds future credit losses as originally projected. Impairment losses are determined by comparing the fair value of a Subordinated CMBS to its current carrying amount, the difference being recognized as a loss in the current period in the consolidated statement of income if the fair value is less than amortized cost. If future credit loss estimates are increased and the fair value of the related Subordinated CMBS is in excess of its carrying amount then the yield is adjusted to reflect the revised losses on a prospective basis. Reduced estimates of credit losses are recognized as an adjustment to the estimated yield over the remaining life of the Subordinated CMBS.

          CRIIMI MAE also holds commercial mortgage backed securities which pay interest only and are treated for financial statement purposes as
     Subordinated CMBS.   The IO strips are classified as Available for Sale and
     are therefore carried at fair value. For GAAP purposes, CRIIMI MAE recognizes income using the effective interest method, using the anticipated yield over the projected life of the investment. The amortized cost basis is then marked to market with any gain or loss accounted for through the equity section. CRIIMI MAE recognizes impairment whenever it determines that the present value of the expected cash flow stream discounted at the risk free rate for an instrument with comparable duration is less than the amortized cost basis. Impairment losses are recognized as a loss in the current period in the consolidated statement of income thereby establishing a new cost basis in the IO strip.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Summary of Significant Accounting Policies - Continued

     Receivables and Other Assets
     ----------------------------
          Receivables and Other Assets primarily include merger related costs, deferred financing costs and interest receivables. Additionally, included in Receivables and Other Assets is Real Estate Owned (REO) property acquired through foreclosure that will be held for the long-term. In June 1997, CRIIMI MAE acquired a real estate property in a foreclosure sale from a CMBS trust. CRIIMI MAE also serves as the special servicer and owns a portion of the subordinated tranches in the same trust. As of September 30, 1997, CRIIMI MAE's investment in REO property totaled approximately $4.1 million. REO property acquired through foreclosure is recorded at fair value on the date of foreclosure. Such assets will be evaluated for impairment by the Company when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At such time, if the expected future undiscounted cash flows from the property are less than the cost basis, the assets will be marked down to fair value. Costs relating to development and improvement of property are capitalized, provided that the resulting carrying value does not exceed fair value. Costs relating to holding the assets are expensed.

     Interest Rate Protection Agreements
     -----------------------------------
          CRIIMI MAE acquires interest rate protection agreements to reduce its exposure to interest rate risk. The costs of such agreements which qualify for hedge accounting are amortized over the interest rate agreement term. To qualify for hedge accounting, the interest rate protection agreement must meet two criteria: (1) the debt to be hedged exposes CRIIMI MAE to interest rate risk and (2) the interest rate protection agreement reduces CRIIMI MAE's exposure to interest rate risk. In the event that interest rate protection agreements are terminated, the associated gain or loss is deferred over the remaining term of the agreement, provided that the underlying hedged asset or liability still exists. Amounts to be paid or received under interest rate protection agreements are accrued currently and are netted with interest expense for financial statement presentation purposes. Additionally, in the event that interest rate protection agreements do not qualify as hedges, such agreements are reclassified to be investments accounted for at fair value, with any gain or loss included as a component of income.

     Consolidated Statements of Cash Flows
     -------------------------------------
          Cash payments made for interest during the nine months ended September 30, 1997 and 1996 were $50,991,910 and $46,142,510, respectively.

     Earnings per Share
     ------------------
          Primary earnings per share is computed by deducting preferred dividends from net income in order to determine net income available to common shareholders. This amount is then divided by the weighted average common stock shares and dilutive common stock equivalents outstanding during the period. The common stock equivalents arise from the Company's stock options which were assumed to be exercised at the average common stock market price during the period.

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

          In February 1997, FASB issued SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 changes the requirements for calculation and disclosure of earnings per share. This statement eliminates the calculation of primary earnings per share and requires the disclosure of basic earnings per share and diluted earnings per share. Under these provisions, CRIIMI MAE would have basic earnings per share of $0.26 and $0.16 for the three months ended September 30, 1997 and 1996, respectively; and $1.00 and $0.75 for the nine months ended September 30, 1997 and 1996, respectively. Diluted earnings per share would reflect $0.26 and $0.19 for the three months ended September 30, 1997 and 1996, respectively, and $0.97 and $0.77 for the nine months ended September 30, 1997 and 1996, respectively.

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

          During 1997, FASB Issued SFAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in the statement of income. This would include net income as currently reported by CRIIMI MAE adjusted for unrealized gains and losses related to CRIIMI MAE mortgages and IO strips accounted for as "available for sale". Net unrealized gains and losses on mortgage assets and IO strips are currently reported in the shareholders' equity section of the balance sheet. FAS 130 is effective beginning January 1, 1998.

4.   Transactions with Related Parties

     Below is a summary of the related party transactions which occurred during the three and nine months ended September 30, 1997 and 1996. These items are described further in the text which follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

                                                                    For the three months ended    For the nine months ended
                                                                           September 30,                 September 30,
                                                                       1997             1996          1997          1996
                                                                   ------------     ------------  ------------  ------------
AMOUNTS RECEIVED OR ACCRUED FROM RELATED PARTIES
------------------------------------------------
CRIIMI,Inc.
-----------
  Income (c)                                                       $    407,647     $    435,617  $  1,214,932  $  1,327,647
  Return of capital (d)                                                 614,332           75,232     1,064,428       584,720
                                                                   ------------     ------------  ------------  ------------
          Total                                                    $  1,021,979     $    510,849  $  2,279,360  $  1,912,367
                                                                   ============     ============  ============  ============
CRI/AIM Investment Limited
  Partnership (d)                                                  $    165,797     $    185,637  $    501,628  $    571,925
                                                                   ============     ============  ============  ============
Capital Hotel Group(h)                                             $     20,826     $         --  $     20,826  $         --
                                                                   ============     ============  ============  ============
Expense Reimbursements to CRIIMI Management(b)
-------------------------------------------
CRI Liquidating and the AIM Funds                                  $     70,858          174,415  $    220,477    $  324,415
CRIIMI MAE Services Limited Partnership                                      --          704,442            --     1,554,442
                                                                   ------------    -------------  ------------  ------------
                                                                   $     70,858     $    878,857  $    220,477  $  1,878,857
                                                                   ============    =============  ============  ============
PAYMENTS TO CRI:
--------------------
Expense reimbursement - CRIIMI MAE
  Management Inc. (g)                                              $     90,483     $    142,389  $    294,662  $    529,845
                                                                   ============     ============  ============  ============

PAYMENTS TO THE ADVISER
-----------------------
Annual fee - CRI Liquidating (a)(f)                                $         --     $     70,569  $     11,468  $    311,604
Incentive fee - CRI Liquidating (e)                                          --               --       958,081       568,638
                                                                   ------------     ------------  ------------  ------------
          Total                                                    $         --     $     70,569  $    969,549  $    880,242
                                                                   ============     ============  ============  ============

(a)       Included in the accompanying consolidated statements of income as fees to related party.
(b)       Included as general and administrative expenses on the accompanying consolidated statements of income.
(c)       Included as equity in earnings from investments on the accompanying consolidated statements of income.
(d)       Included as a reduction of equity investments on the accompanying consolidated balance sheets.
(e)       Netted with gains on mortgage dispositions on the accompanying consolidated statements of income.
(f)       As a result of reaching the carryover CRIIMI I target yield during the third quarter of 1996, CRI Liquidating paid deferred annual fees of $19,905 during the three months ended September 30, 1996.  Liquidating paid deferred annual fees of $12,726 and $148,435, during the nine months ended September 30, 1997 and 1996, respectively.  The amount paid for the nine months ended September 30, 1996 included $86,739 paid for the last three quarters of 1995.  Due to the disposition of the remaining CRI Liquidating mortgages during the first quarter of 1997, no annual fees were paid during the second or third quarters of 1997.
(g)       Pursuant to an agreement between CRIIMI MAE and CRI (the CRI Administrative Services Agreement), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of
          CRIIMI MAE's business.  CRIIMI MAE uses the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by CRIIMI Management or provided by another service provider.  The CRI
          Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE.
(h)       Included as a reduction of net income earned from Real Estate Owned property which is included in other investment income


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

          on the accompanying consolidated statements of income.

     CRIIMI MAE Services Limited Partnership ("Services Partnership") provides certain servicing functions for approximately $11 billion of commercial mortgage assets as of October 10, 1997. These arrangements provide fee income to Services Partnership, and CRIIMI MAE believes these servicing arrangements enable the Company to better monitor the pool of mortgage loans securing its Subordinated CMBS and control workout or foreclosure proceedings, thereby partially mitigating the risk of owning Subordinated CMBS. The servicing rights are contributed to the Services Partnership and increase CRIIMI MAE's interest in that partnership. As of September 30, 1997, the general partnership interest represented a 62% interest in the Services Partnership. CRIIMI MAE, through CRIIMI Management, manages the Services Partnership as general partner.

5.   Mortgage Assets - Mortgage Security Collateral and Mortgages

     CRIIMI MAE's consolidated portfolio of mortgage security collateral and mortgages is comprised of FHA-Insured Loans and GNMA Mortgage-Backed Securities. Additionally, mortgage security collateral includes Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by GNMA Mortgage-Backed Securities, as discussed below. As of September 30, 1997, approximately 21% of CRIIMI MAE's investment in mortgage security collateral and mortgages were FHA-Insured Loans and approximately 79% were GNMA Mortgage-Backed Securities (including loans which collateralize Freddie Mac participation certificates). FHA-Insured Loans and GNMA Mortgage-Backed Securities are collectively referred to herein as mortgages.

     Through its wholly owned subsidiaries and CRI Liquidating, CRIIMI MAE owns the following mortgages directly and indirectly:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Mortgage Assets - Mortgage Security Collateral and Mortgages -
       Continued

                                                                  As of September 30, 1997
                                                                 -------------------------
                                                                                               Weighted
                                                                                                Average
                                                Number of        Carrying        Fair          Effective      Weighted Average
                                                Mortgages          Value        Value(a)     Interest Rate     Remaining Term
                                                ---------      ------------   ------------   -------------    ----------------
CRIIMI MAE (b)                                       5         $ 18,748,240   $ 18,748,240       8.02%           35 years
CRIIMI MAE Financial Corporation(b)                 51          194,889,122    199,753,986       8.39%           31 years
CRIIMI MAE Financial Corporation II(b)              59          248,220,044    250,270,436       7.21%           30 years
CRIIMI MAE Financial Corporation III(b)             37          149,128,729    153,171,421       8.06%           32 years
                                                ---------      ------------   ------------
                                                   152         $610,986,135   $621,944,083
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

(b)  During the nine months ended September 30, 1997, there were six prepayments of mortgages held by CRIIMI MAE and its financing subsidiaries.  These prepayments generated net proceeds of approximately $22 million and resulted in net financial statement losses of approximately $252,000, which are included in losses on mortgage dispositions on the accompanying consolidated statement of income for the nine months ended September 30, 1997.

(c)  In January 1997, the Liquidating Company sold its remaining 11 mortgages, generating net proceeds of approximately $54 million which resulted in financial statement and tax basis gains of approximately $14 million.



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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Subordinated CMBS - Continued

     The following table summarizes information related to these other mortgage assets on an aggregate basis by pool:


                                        Original           Current
                                       Estimated          Estimated
                                      Unleveraged        Unleveraged
                                        Yield to           Yield to
   Pool(5)                            Maturity (1)       Maturity (2)
------------                         ------------       ------------
Mortgage Capital Funding, Inc.
  Series 1993-C1(4)                       13.0%              13.9%
  Series 1994-MC1                         13.9%              13.9%
  Series 1995-MC1                         12.2%              12.1%
  Series 1997-MC1                         10.2%              10.2%

Nomura Asset Securities Corp.
  Series 1994-C3                          12.1%              12.2%

Lehman Pass-Through Securities Inc.
  Series 1994-A                           13.4%              13.4%

Structured Mortgage Securities Corp.
  Series 1995-M1                          12.4%              12.5%

Fannie Mae Multifamily REMIC
  Series 1996-M1                          11.7%              11.7%

LB Commercial Conduit
  Series 1995-C2                          11.2%              11.2%
  Series 1996-C2                          11.8%              11.8%

DLJ Mortgage Acceptance Corp.
  Series 1995-CF2                         11.0%              11.0%
  Series 1996-CF2                         11.8%              11.8%

Asset Securitization Corp.
  Series 1995-D1                          11.5%              11.5%
  Series 1995 - MDIV                       9.6%               9.6%
  Series 1996-D2                          12.4%              12.4%
  Series 1996-D3                          11.9%              11.8%

Merrill Lynch Mortgage Investors, Inc.
  Series 1995-C3                          11.1%              11.1%
  Series 1996-C2                          11.9%              11.9%
  Series 1997-C1                           9.5%               9.5%

First Union-Lehman Brothers Commercial
  Series 1997-C1                          11.3%              11.3%

Morgan - Wells Fargo
  Series 1997 - WFI                       10.2%              10.2%

Weighted Average                          11.4%(3)           11.4%(3)

(1)  Represents the original estimated unleveraged yield over the expected life


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Subordinated CMBS - Continued

(calculated as of the acquisition date) of the related Subordinated CMBS, based on management's estimate of the timing and amount of future credit losses and prepayments of the underlying mortgage loans.

(2) Unless otherwise noted, changes in the current estimated yield to maturity from that originally estimated are primarily the result of changes in payoff assumptions relating to mortgage collateral. As of September 30, 1997, CRIIMI
MAE has not incurred any losses on Subordinated CMBS, nor has the performance of the underlying collateral caused CRIIMI MAE to adjust its original loss estimates.

(3) Represents the estimated weighted average unleveraged yield over the expected average life of the Company's Subordinated CMBS portfolio as of the date of acquisition and September 30, 1997, respectively.

(4)  In July 1997, Fitch Investor Services upgraded the ratings of Mortgage
Capital Funding Inc's Series 1993-C1 Class D and Class E from BBB and BB to AA-and BB+, respectively.

(5) As of October 10, 1997, CRIIMI MAE serviced a total CMBS pool of $11 billion. Approximately 1% of the total CMBS pool is specially serviced by CRIIMI MAE, of which, .5% of the loans are specially serviced due to payment default and the remainder is specially serviced due to non-payment default.


The aggregate investment by the underlying rating of the Subordinated CMBS (except for IO strips shown below) is as follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Subordinated CMBS - Continued

                     Face Amount                     Fair Value
                        as of                          as of                     Amortized Cost as of
                   September 30, 1997             September 30, 1997(a)                (in millions)
Security Rating(c)   (in millions)          %       (in millions)       September 30, 1997  December 31, 1996
---------------    -------------------  --------  ----------------      ------------------  -----------------
AA-                $   10.6                1.0       $  10.6               $   10.5            $      --

BBB                     4.0                0.3           4.3                    4.0                 14.2

BB                    476.2               41.8         425.7                  368.0                307.8

BB+                     9.0                0.8           9.0                    8.7                   --

BB-                    32.0                2.8          27.1                   25.7                   --

B                     345.2               30.4         261.4                  223.3                175.0

B-                     42.6                3.7          24.5                   20.7                  8.3

Unrated               218.6               19.2          87.7                   78.7                 59.0
                   --------             ------     ---------               --------            ---------
Total              $1,138.2              100.0     $   850.3               $  739.6 (b)        $   564.3
                   ========             ======     =========               ========            =========


(a) The estimated fair values of Subordinated CMBS are based on dealer quoted market prices or an average of market quotes.
(b) During the nine months ended September 30, 1997, CRIIMI MAE purchased a portion of Subordinated Tranches from five separate pools (excluding IO strips) that have a combined face value of approximately $342 million, and purchase price aggregating approximately $176 million. Additionally, through October 20,1997, CRIIMI MAE purchased approximately $42 million face value of Subordinated CMBS for a purchase price of approximately $48 million. By early November 1997, the Company expects to close on the purchases of additional CMBS, at a purchase price of approximately $80 million and a face value of approximately $100 million.

     The aggregate investment by the underlying rating of the IO strips of Subordinated CMBS held by CRIIMI MAE is as follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Subordinated CMBS - Continued

                                                                                                               Current
                     Notional Amount         Fair Value                                                       Estimated
                         as of                 as of                         Amortized Cost as of            Unleveraged
                   September 30, 1997(a)  September 30, 1997(b)                   (in millions)                Yield to
Security Rating      (in millions)          (in millions)       September 30, 1997       December 31, 1996     Maturity
---------------    ------------------     ----------------      ------------------       -----------------   -----------
AAA                     $ 40.6                 $  7.2                  $  7.3                  $  --              7.6%
B                         38.7                   27.6                    27.6                     --             10.4%
                        ------                 ------                  ------                  -----
                        $ 79.3                 $ 34.8                  $ 34.9(c)               $  --
                        ======                 ======                  ======                  =====

(a) The notional amounts of IO strips are calculated based on the principal amount from which the pass-through rates are allocated.
(b) The estimated fair values of IO strips are based on dealer quoted market prices.
(c) During the nine months ended September 30, 1997, CRIIMI MAE purchased IO strips for approximately $35 million.

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

     The accounting treatment required under generally accepted accounting principles requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This currently results in income which is lower for financial statement purposes than for tax purposes. Based on the timing and amount of future credit losses and prepayments estimated by management, the estimated weighted average unleveraged yield over the expected average life of CRIIMI MAE's Subordinated CMBS for financial statement purposes as of September 30, 1997 was approximately 11.4%.

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

     In making acquisitions of Subordinated CMBS, CRIIMI MAE applies its experience in underwriting multifamily and other commercial real estate to

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets - Subordinated CMBS - Continued

perform extensive due diligence on the properties collateralizing the loans underlying the Subordinated CMBS. The Company's employees have broad experience in underwriting and servicing various types of performing and nonperforming income-producing real estate, including multifamily, retail and hotel properties. CRIIMI MAE "re-underwrites" or reviews a significant portion of the mortgage loans in a prospective pool by reviewing historical and current operating records of the underlying real estate assets, appraisals, environmental studies, market studies and architectural and engineering studies, all to independently assess the stabilized performance level of the underlying properties. In addition, the Company conducts site visits at the properties that represent significant properties in a pool. Other site visits are conducted by third parties to ensure that all the properties are visited. The Company stresses the adjusted net operating incomes of the properties to simulate certain recessionary scenarios and applies market or greater capitalization rates to assess loan quality. Further, CRIIMI MAE will generally purchase Subordinated CMBS only when satisfactory arrangements exist which enable it to closely monitor the underlying mortgage loans and provide CRIIMI MAE with appropriate workout/foreclosure rights with respect to the underlying mortgage loans due to Services Partnership's status as special servicer. CRIIMI MAE believes that all transactions entered into have had such satisfactory arrangements.

     As of October 10, 1997, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and at the locations identified below:

Property Type     Percentage(3)       Geographic(1)     Percentage(3)
-------------     ------------        ------------      -------------
Multifamily            40%            Texas                  17%
Retail                 25%            California             14%
Hotel                  15%            Florida                 8%
Office                  9%            Georgia                 5%
Other                  11%            Other(2)               56%


(1)  No significant concentration by region.
(2)  No other individual state makes up more than 5% of the total.
(3) Based on a percentage of the total unpaid principal balance of the underlying loans.

     Uninsured mortgage and mortgage-related assets, such as Subordinated CMBS, are expected to represent a significant component of CRIIMI MAE's new business activity for the foreseeable future. Upon closing on the purchase of the Subordinated CMBS, CRIIMI MAE, generally, enters into repurchase agreements which provide financing to purchase the rated tranches of the Subordinated CMBS (the unrated tranches are purchased with cash), until such time as CRIIMI MAE is able to refinance the short-term, floating-rate debt with longer-term, fixed-rate debt (see Note 10 for a discussion of financing). Generally, when purchasing Subordinated CMBS, approximately 75% and 70% of the respective fair values of the BB and B rated tranches are financed through repurchase agreements. As of September 30, 1997, repurchase agreements in the amount of approximately $366 million were outstanding related to the Subordinated CMBS. Additionally, as of September 30, 1997, securitized mortgage obligations related to Subordinated CMBS were outstanding in the amount of $142 million, which were issued as a result of refinancing a portion of repurchase agreements on Subordinated CMBS (see also Note 10 for a discussion of this refinancing).

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income

     Reconciliations of the financial statement net income to the tax basis income for the nine months ended September 30, 1997 and 1996 are as follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income - Continued

                                                                      For the three months ended     For the nine months ended
                                                                             September 30,                  September 30,
                                                                         1997           1996            1997         1996
                                                                     ------------   ------------    ------------ ------------
Consolidated financial statement net income                          $ 11,417,024   $  6,513,152    $ 40,928,750 $ 24,447,802
Adjustment due to accounting for subsidiary
  as a pooling for financial statement
  purposes and a purchase for tax purposes                                     --        (52,346)     (2,132,614)   2,575,295
Mortgage dispositions                                                      62,338        104,644         154,188      304,351
Reamortization of Subordinated CMBS                                     1,640,613        481,761       4,278,965    1,296,908
Amortization and other interest expense adjustments                      (237,927)      (103,679)     (1,177,085)  (1,025,818)
Equity in earnings from investments                                       (90,760)       159,320         351,529      413,949
Capital gain on installment sale                                               --        179,954              --      499,442
Amortization of assets acquired in the Merger                             719,391        719,391       2,158,173    2,162,433
Other                                                                      (8,977)       156,179           1,447     (122,670)
                                                                     ------------   ------------    ------------ ------------
Tax basis income                                                     $ 13,501,702   $  8,158,376    $ 44,563,353 $ 30,551,692
                                                                     ============   ============    ============ ============
Dividends paid on preferred shares                                     (1,417,071)    (1,727,718)     (4,783,936)  (1,727,718)
                                                                     ------------   ------------    ------------ ------------

Tax basis income available to
  common shareholders                                                $ 12,084,631   $  6,430,658    $ 39,779,417 $ 28,823,974
                                                                     ============   ============    ============ ============
Tax basis income per share:
  Recurring income before gains from CFR -
    primary                                                          $       0.31   $       0.21    $       0.88 $       0.67
  Capital gain from CFR - Primary                                              --             --            0.21         0.27
                                                                     ------------   ------------    ------------ ------------
  Total tax basis income per share - Primary                         $       0.31   $       0.21    $       1.09 $       0.94
                                                                     ============   ============    ============ ============
Weighted Average Shares - Primary                                      38,583,857     30,906,271      36,391,281   30,574,654
                                                                     ============   ============    ============ ============

     Differences in the financial statement net income and the tax basis income available to common shares principally relate to differences in the methods of accounting for the merger of the CRI Mortgage Businesses, Subordinated CMBS, amortization of certain deferred costs and the merger of the CRIIMI Funds.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Dividends to Common Shareholders

     For the nine months ended September 30, 1997, dividends of $1.05 per share were paid to common shareholders. These dividends, which included long-term capital gains, are as follows:

                                 Dividend             Record Date
                                 --------            --------------
Quarter ended March 31, 1997     $   0.35            March 20, 1997
Quarter ended June 30, 1997      $   0.35            June 20, 1997
Quarter ended September 30, 1997 $   0.35            September 19, 1997
                                 --------
                                 $   1.05
                                 ========

     In March 1997, CRIIMI MAE completed an underwritten public offering of
5.069 million common shares at a price to the public of $15 5/8 per share. The net offering proceeds were approximately $75 million. These proceeds were used to temporarily reduce repurchase agreement financing pending the purchase of additional Subordinated CMBS (as discussed in Note 6).

     In October 1997, CRIIMI MAE successfully completed an offering of 1.236 million common shares at an offering price of $16 1/4 per share, which resulted in net offering proceeds of approximately $20 million. These proceeds were used to temporarily reduce repurchase agreement financing pending the purchase of Subordinated CMBS (as discussed in Note 6).

9.   Preferred Stock

     CRIIMI MAE's charter authorizes the issuance of up to 25,000,000 shares of preferred stock, of which 150,000 shares have been classified as Series A Preferred Shares, 3,000,000 shares have been classified as Series B Preferred Shares and 300,000 shares have been classified as Series C as of September 30, 1997.

     As of March 31, 1997, the holder of the Series A Preferred Shares had converted all the Series A Preferred Shares into shares of common stock and no Series A Shares were outstanding. Dividends paid on the Series A Preferred Shares totaled $50,848 for the three months ended March 31, 1997. No dividends were paid on the Series A Preferred Shares for the subsequent periods.

     During the nine months ended September 30, 1997, 636,994 Series B Preferred Shares were converted into 1,455,137 shares of common stock, resulting in 1,778,006 Series B Preferred Shares outstanding as of September 30, 1997. Dividends paid and accrued on Series B Preferred Shares totaled $4,733,088 for the nine months ended September 30, 1997.

     In March 1997, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company has the right to sell, and such investor is obligated to purchase, up to 300,000 shares of a Series C cumulative convertible preferred stock through June 1998 at a price of $100 per share. The preferred stock will be convertible into shares of common stock at the option of the holders and is subject to redemption by CRIIMI MAE. On September 23, 1997, 150,000 shares were issued under this agreement, resulting in gross proceeds of approximately $15 million. These proceeds were used to fund purchases of Subordinated CMBS (as discussed in Note 6).

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Obligations under Financing Facilities

     The following table summarizes CRIIMI MAE's debt outstanding as of September 30, 1997 and December 31, 1996:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

                                                       Nine months ended September 30, 1997
                                  -----------------------------------------------------------------------------
                                   Balance at     Eff. rate          Average        Average        Maturity
Type of Debt                       quarter end    at qtr. end        Balance       Eff. Rate         Date
------------                      ------------    -----------      ------------    ---------      -----------
Securitized Mortgage Obligations:

  FHLMC Funding Note (1)          $  236,271,402         7.4%       236,995,688         7.4%      Sept 2031

  FNMA Funding Note (2)              145,735,125         7.3%       152,031,256         7.3%      March 2035

  CMOs (3)                           184,361,067         7.3%       190,244,710         7.3%      Jan 2033

  Subordinated CMBS(4)               142,000,000         7.7%       142,000,000         7.7%      May 1998 -
                                                                                                    March 2016
Repurchase Agreements -
  Subordinated CMBS                  365,569,055         7.0%       229,842,021         6.9%      December 1997 -
                                                                                                    Sept 2000

Bank Term Loan                         3,900,000         1.7%(5)      5,589,083         2.3%      Dec 1998

                                  --------------
   Total                          $1,077,836,649
                                  ==============

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
                                  ============


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

(1)  As of September 30, 1997 and December 31, 1996, the face amount of the note was $245,015,755 and $246,708,610, respectively, with unamortized discount of $8,744,353 and $8,999,829, respectively.  During the nine months ended September 30, 1997 and 1996, discount amortization of $255,476 and $249,831, respectively, were recorded as interest expense.

(2)  As of September 30, 1997 and December 31, 1996, the face amount of the note was $148,201,031 and $160,250,349, respectively, with unamortized discount of $2,465,906 and $2,643,009, respectively.  During the nine months ended September 30, 1997 and 1996, discount amortization of $177,103 and $338,864, respectively, were recorded as interest expense.  Additionally, as a result of two mortgage prepayments, principal of approximately $11.2 million was paid down through September 1997.

(3)  As of September 30, 1997 and December 31, 1996, the face amount of the note was $189,227,481 and $200,035,759, respectively, with unamortized discount of $4,866,414 and $5,129,511, respectively.  During the nine months ended September 30, 1997 and 1996, discount amortization of $263,097 and $160,927, respectively, were recorded as interest expense.  Additionally, as a result of four mortgage prepayments, principal of approximately $10.8 million was paid down through September 1997.

(4)  Balance represents face amount of notes, as the issuance did not include any bond discount.

(5)  The effective interest rate as of September 30, 1997 and December 31, 1996 includes the impact of a rate reduction agreement which was in place from July 1995 through September 30,1997, providing for a reduction in the rate on a portion of the loan based on balances maintained at the bank.


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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

     As discussed further in Note 5, the refinancings were completed through three separate transactions. GNMA Mortgage-Backed Securities with a fair value of approximately $250.3 million as of September 30, 1997 are pledged as security for a funding note payable to Freddie Mac (the FHLMC Funding Note). Collateralized Mortgage Obligations (CMOs) are collateralized by FHA-Insured Loans and GNMA Mortgage-Backed Securities with a fair value of approximately $199.8 million as of September 30, 1997. GNMA Mortgage-Backed Securities with a fair value of approximately $153.2 million as of September 30, 1997 are pledged as security for a funding note payable to the Federal National Mortgage Association (the FNMA Funding Note and, together with the FHLMC Funding Note, the Funding Notes).

     Each of the above-mentioned transactions has been accounted for as a financing in accordance with Financial Accounting Standards Board Technical Bulletin 85-2. The discount on the CMOs and the Funding Notes are being amortized on a level yield basis. Transaction costs were capitalized and are included in deferred costs on the accompanying consolidated balance sheets as of September 30, 1997 and December 31, 1996.

Repurchase Agreements-Subordinated CMBS
-----------------------------------------
     As previously discussed, when purchasing Subordinated CMBS, CRIIMI MAE generally finances, through repurchase agreements, approximately 75% and 70% of the respective fair values of the BB and B rated tranches of Subordinated CMBS. These repurchase agreements are either provided by the issuer or depositor of the CMBS pool or through master repurchase agreements, as discussed below. As of September 30, 1997, the repurchase agreements on Subordinated CMBS have maturity dates ranging from December 1997 to September 2000 and have interest rates that are generally based on the one-month London Interbank Offered Rate (LIBOR), plus a spread ranging from 1.0% to 1.5%.

     In September 1997, CRIIMI MAE entered into a three-year master assignment agreement with a lender to finance up to $200 million ($100 million of which is committed) of additional and/or existing investments in lower rated Subordinated CMBS. Outstanding borrowings under this master repurchase agreement are secured by the financed Subordinated CMBS. As of September 30, 1997, approximately $31.9 million in borrowings were outstanding under this facility.

     In addition, in early 1996, CRIIMI MAE entered into a three-year master repurchase agreement with a lender to finance up to $200 million of additional and/or existing investments in lower rated Subordinated CMBS. Outstanding borrowings under this master repurchase agreement are secured by the financed Subordinated CMBS. As of September 30, 1997 and December 31, 1996, approximately $116 million and $168 million, respectively, in borrowings were outstanding under this facility. During the fourth quarter 1997, CRIIMI MAE expects to amend this agreement to provide for up to $300 million in secured borrowings and to extend the term to December 2000.

     The aforementioned repurchase agreements are secured by the rated tranches with an aggregate fair value of approximately $596 million as of September 30, 1997 and $348 million as of December 31, 1996. The repurchase agreements are generally executed through a sale of securities with a simultaneous agreement to repurchase them in the future at the same price plus a contracted rate of interest. If the counterparty to the repurchase agreement defaults on its obligation to sell the securities back to CRIIMI MAE, then CRIIMI MAE could suffer an economic loss. At September 30, 1997, CRIIMI MAE had repurchase agreements with German American Capital Corporation, Lehman Brothers Commercial Paper, First Union National Bank of North Carolina and Nomura Bermuda, Ltd.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

which have such counterparty credit risk.

Repurchase Agreements and Revolving Credit Facility -
  Government Insured Mortgages
-----------------------------------------------------
     In May 1996, CRIIMI MAE renewed a financing facility with a lender in an amount up to $100 million ($20 million committed and $80 million uncommitted) for a period of three years. Any borrowings under this facility will be secured by FHA-Insured Loans or GNMA Mortgage-Backed Securities, and will bear interest at CRIIMI MAE's choice of one, three- or six-month LIBOR, plus a spread of 0.75% or 0.50%, depending on whether FHA-Insured Loans or GNMA Mortgage-Backed Securities, respectively, are pledged as collateral. No amounts were borrowed during 1996 or the nine months ending September 30, 1997 under this facility.

Bank Term Loans
---------------
     In connection with the Merger, CRIIMI Management assumed certain debt of the CRI Mortgage Businesses in the principal amount of $9,100,000 (Bank Term Loan II). Bank Term Loan II is secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and is guaranteed by CRIIMI MAE. The loan requires quarterly principal payments of $650,000 and matures on December 31, 1998. The current borrowing as of September 30, 1997 is $3.9 million. Interest on the loan is based on CRIIMI MAE's choice of one, two or three-month LIBOR, plus a spread of 1.25%.

Working Capital Line of Credit
------------------------------
     In December 1996, CRIIMI MAE entered into a $30 million unsecured working capital line of credit provided by two lenders with a termination date of December 31, 1998, and was increased by an additional $10 million in September 1997 (for a three month period). Outstanding borrowings under this line of credit bear interest at one-month LIBOR, plus a spread of 1.30%. No amounts were outstanding under the line of credit as of September 30, 1997 and December 31, 1996.

Loan Origination Program Agreement
----------------------------------
     In July 1996, CRIIMI MAE entered into a $200 million mortgage loan origination program agreement with Citicorp Real Estate, Inc. ("Citicorp"). The origination program is designed to create pools of multifamily and commercial mortgage loans, either through origination or acquisition, of requisite size and composition to facilitate the securitization of such pools through the issuance of commercial mortgage obligations (CMO). Citicorp will fund a substantial portion of the mortgage loans under the origination program. CRIIMI MAE will service the mortgage loans and will facilitate any securitization of the loans. In connection with any such securitization, CRIIMI MAE anticipates retaining the Subordinated CMBS backed by these pools and an interest-only strip of the underlying mortgage loan payments, placing the senior tranches with other investors and additionally retaining the right to act as master and special servicer with respect to substantially all of the pool of underlying mortgage loans.

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

     As previously stated, changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 66% of CRIIMI MAE's consolidated debt as of September 30, 1997. Fluctuations in interest rates will continue to impact the value on that portion of CRIIMI MAE's mortgage assets which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining floating-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. However, as previously discussed, CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged. The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying asset. In certain circumstances, including, among other things, increases in interest rates, changes in market spreads, or decreases in credit quality of underlying assets, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. From time to time, the Company has been required to fund such additional collateral needs. In each instance and currently, the Company has had adequate unencumbered assets to meet its operating, investing and financing requirements, and management continually monitors the levels of unencumbered collateral.

     CRIIMI MAE's ability to extend or refinance debt facilities upon maturity will depend on a number of variables including, among other things, CRIIMI MAE's financial condition and its current and projected results from operations which are impacted by a number of variables. As previously discussed, in September 1997 and in early 1996, CRIIMI MAE entered into master repurchase agreements with two different lenders to finance investments in rated Subordinated CMBS. Management intends to utilize these facilities to replace a portion of existing floating-rate debt on Subordinated CMBS which is scheduled to mature over the next 12 months and/or to finance additional investments in rated Subordinated CMBS. Management continuously monitors CRIIMI MAE's overall financing and hedging strategy in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

     For the nine months ended September 30, 1997, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts and deferred financing fees of approximately $2.8 million, was approximately 7.58%. As of September 30, 1997, CRIIMI MAE's debt-to-equity ratio was approximately 2.5 to 1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0.

11.  Interest Rate Hedge Agreements

     CRIIMI MAE has entered into interest rate protection ("Caps") agreements to partially limit the adverse effects of rising interest rates on its floating-

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Interest Rate Hedge Agreements - Continued

rate borrowings. Interest rate Caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate Cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. None of CRIIMI MAE's Caps are held for trading purposes. As of September 30, 1997, CRIIMI MAE held Caps with a notional amount of approximately $435 million ($50 million of which will expire in the fourth quarter of 1997). The remaining $385 million of Caps are used to hedge current variable rate debt and variable rate debt expected to be incurred throughout the year to fund the Company's planned acquisition of Subordinated CMBS.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Interest Rate Hedge Agreements - Continued


  Notional
  Amount                       Effective Date        Maturity Date(b)      Cap          Index
------------                --------------------    -----------------     ------        -------
$ 50,000,000                June 25, 1993           June 25, 1998         6.5000%       3M LIBOR
  50,000,000                July 20, 1993           July 20, 1998         6.2500%       3M LIBOR
  35,000,000                February 2, 1994        February 2, 1999      6.1250%       1M LIBOR
  50,000,000                March 25, 1994          March 25, 1998        6.5000%       3M LIBOR
  50,000,000                November 10, 1993       November 10, 1997     6.0000%       3M LIBOR
 100,000,000                April 8, 1997           April 10, 2000        6.6875%       1M LIBOR
 100,000,000                September 22, 1997      September 22, 2000    6.6563%       1M LiBOR
------------
$435,000,000(a)
============

(a) CRIIMI MAE's designated interest rate protection agreements hedge CRIIMI MAE's floating-rate borrowing costs.  As of September
    30, 1997 total borrowings of approximately $369 million are hedged by the interest rate cap agreements.
(b) The weighted average remaining term for these interest rate cap agreements is approximately 1.6 years.


     CRIIMI MAE is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate protection agreements should interest rates exceed the Caps. However, management does not anticipate nonperformance by any of the counterparties. All of the counterparties have long-term debt ratings of A+ or above by Standard and Poor's and A1 or above by Moody's. Management believes that these Caps are highly liquid. The Cap could be sold or transferred with the consent of the counterparties. Management does not believe that this consent would be withheld. Although none of CRIIMI MAE's Caps are exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.

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

     On October 6, 1997, the Company and the individual defendants reached a tentative agreement with the plaintiff to settle the case. The terms of the settlement require court approval, which has not been obtained. Under the terms of the proposed settlement, the Company will neither make or receive any payments as a result of the settlement, but will make, upon court approval, certain disclosures and adopt a non-binding policy sought by the plaintiff.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Introduction and Business Strategy
----------------------------------

Introduction
------------
     CRIIMI MAE Inc.'s ("CRIIMI MAE or the Company") Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in CRIIMI MAE's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

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

     CRIIMI MAE conducts its mortgage loan servicing and advisory operations through its affiliate, CRIIMI MAE Services Limited Partnership (the "Services Partnership"). As of October 10, 1997, the Services Partnership was responsible for certain servicing functions on a mortgage loan portfolio of approximately $11 billion, as compared to approximately $4.0 billion as of September 30, 1996. CRIIMI MAE has increased its mortgage advisory and servicing activities through its purchases of Subordinated CMBS by acquiring certain servicing rights for the
mortgage loans collateralizing the Subordinated CMBS.   CRIIMI MAE has been
awarded Master Servicing assignments this year on three CMBS portfolios totaling
2.2 billion. The addition of Master Servicing to the Company's portfolio administration program provides an additional revenue stream and gives the Company greater supervision over the mortgage loans that back a securitization. CRIIMI MAE will generally purchase Subordinated CMBS only when satisfactory arrangements exist which enable it to closely monitor the underlying mortgage loans and provide CRIIMI MAE with appropriate workout/foreclosure rights with respect to the underlying mortgage loans due to its status as Special Servicer or Master Servicer. CRIIMI MAE believes that all transactions entered into to date have had such satisfactory arrangements.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

1997 Strategies
---------------
     For the remainder of 1997 and beyond, CRIIMI MAE's business strategies are designed to increase recurring earnings. Management believes the development of CRIIMI MAE into a full-service commercial mortgage company since 1995 -- with mortgage servicing and loan origination capabilities -- has strengthened CRIIMI MAE's opportunities for continued growth.

     Specific strategies adopted for 1997, and for the future are summarized below:

     o Raise additional capital and use the proceeds primarily to purchase additional Subordinated CMBS:
          -----------------------------------------------------------
          From March 1997 through early October 1997, the Company raised a total of $110 million, the proceeds of which have primarily been used to purchase Subordinated CMBS. During March 1997, CRIIMI MAE completed a public offering of common stock resulting in net equity proceeds of approximately $75 million. In September 1997, CRIIMI MAE issued a cumulative convertible preferred stock resulting in net equity proceeds of approximately $15 million. Additionally, in October 1997, CRIIMI MAE completed an offering of common stock which resulted in net proceeds of approximately $20 million. Proceeds from these offerings were used temporarily to pay-down repurchase agreement financing pending the purchase of additional Subordinated CMBS.

          During the fourth quarter of 1997, CRIIMI MAE anticipates raising additional financing, the proceeds of which are expected to be utilized for the purchase of Subordinated CMBS and/or to sponsor or participate in collateralized mortgage obligation programs.

     o    Purchase additional Subordinated CMBS:
          -------------------------------------
          Initially, CRIIMI MAE expected to purchase at least $250 million of Subordinated CMBS during 1997 using a combination of debt and equity. However, due to an increase in acquisition opportunities, CRIIMI MAE increased its anticipated Subordinated CMBS purchases for the year 1997 to at least $400 million. Through October 1997, the Company has purchased Subordinated CMBS with an aggregate face value of approximately $384 million and an aggregate purchase price of approximately $259 million using a combination of debt and equity.

     o    Increase CRIIMI MAE's mortgage servicing portfolio and
          responsibilities:
          ------------------------------------------------------
          CRIIMI MAE has increased its mortgage servicing portfolio primarily through the purchase of additional Subordinated CMBS. Additionally, as previously discussed, CRIIMI MAE has been awarded Master Servicing assignments this year on three CMBS portfolios aggregating $2.2 billion and expects to continue to grow this line of business through CMBS acquisitions and its own loan origination program.

     o    Expand CRIIMI MAE's commercial mortgage origination program:
          -----------------------------------------------------------
          In June 1997, CRIIMI MAE expanded its commercial mortgage origination capabilities with the launch of its "no-lock" loan program. The fixed-rate program allows borrowers the flexibility to prepay loans at any time. As part of this program, at the time of securitization, the Company expects to retain the Subordinated CMBS portion of these pools and the interest-only tranche of the underlying mortgage loan

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

          payments, as well as retain the right to act as master and special servicer with respect to the entire pool of underlying mortgage loans, thereby further increasing its servicing portfolio. The first securitization is expected to occur in early 1998. As of October 1997, CRIIMI MAE has closed loans totaling approximately $44 million and locked interest rates on loans of approximately $130 million in conjunction with the Citicorp loan origination program. Additionally, CRIIMI MAE has opened four origination offices to facilitate the program growth.

     o    Continue to explore alternatives that provide the Company
          with more financial flexibility:
          ---------------------------------------------------------
          During September 1997, the Company entered into a new three-year master assignment agreement with a lender to finance up to $200 million of additional and/or existing lower rated subordinated CMBS. During the fourth quarter of 1997, CRIIMI MAE expects to amend its existing master repurchase agreement, entered into in September 1996, to provide for up to $300 million in secured borrowings and extend its term to December 2000. Additionally, during mid-1998, the Company intends to enter into a refinancing similar to the transaction completed in December 1996 which match funded a significant portion of floating-rate debt and generated excess capital for mortgage asset purchases.

     CRIIMI MAE believes that these strategies will result in continued growth in income from uninsured mortgage assets, particularly Subordinated CMBS, as well as growth from its mortgage servicing and origination operations. As future events may alter these assumptions, no assurance can be given that these strategies will succeed.

Results of Operations
---------------------
1997 versus 1996
----------------
     Tax Basis Income
     ----------------
     CRIIMI MAE earned approximately $12.1 million in tax basis income available to common shareholders for the three months ended September 30, 1997, an 88% increase from approximately $6.4 million for the corresponding period in 1996. CRIIMI MAE earned approximately $39.8 million in tax basis income for the nine months ended September 30, 1997, a 38% increase from approximately $28.8 million for the corresponding period in 1996. On a primary share basis, income before gains from dispositions from CRI Liquidating ("recurring income") for the three months ended September 30, 1997 increased to $0.31 per share from $0.21 per share for the corresponding period in 1996. On a primary share basis, tax basis income for the nine months ended September 30, 1997 increased to $1.09 per weighted average share from $0.94 for the corresponding period in 1996, of which $0.88 and $0.67 per share, respectively, represented recurring income.

     The primary factor resulting in the net increase in tax basis recurring income during the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996 was the net earnings associated with CRIIMI MAE's growing portfolio of Subordinated CMBS. Partially offsetting this increase to tax basis income was increases in general and administrative expenses as further discussed under Financial Statement Net Income and a decrease in mortgage interest earned due to the prepayment of certain CRIIMI MAE mortgages during 1997 and 1996 and the sale of CRI Liquidating's mortgage investments pursuant to its business plan.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

     Financial Statement Net Income
     ------------------------------
     Net income for financial statement purposes was approximately $11.4 million for the three months ended September 30, 1997, a 75% increase from approximately $6.5 million for the corresponding period in 1996. Net income for financial statement purposes was approximately $40.9 million for the nine months ended September 30, 1997, a 67% increase from approximately $24.4 million for the corresponding period in 1996. On a primary earnings per share basis, financial statement net income for the three months ended September 30, 1997 increased to $0.25 per weighted average common share from $0.16 per weighted average common share for the corresponding period in 1996, all of which was recurring income. On a per share basis, financial statement net income for the nine months ended September 30, 1997 increased to $0.98 per weighted average common share from $0.74 per weighted average common share for the corresponding period in 1996, of which $0.71 and $0.56 per share, respectively, was recurring income. Descriptions of the significant changes in financial statement net income are discussed below.

Mortgage Income
---------------
     Mortgage income decreased by approximately $1.8 million or 13% to $12.2 million for the three months ended September 30, 1997 from $14.0 million for the corresponding period in 1996. Mortgage investment income decreased by approximately $6.0 million or 14% to $37.1 million for the nine months ended September 30, 1997 from $43.1 million for the corresponding period in 1996. These decreases were principally due to the disposition of CRI Liquidating's mortgages (according to its business plan) in 1996 and 1997. Also contributing to the decrease in mortgage income was the prepayment of mortgages held by CRIIMI MAE and its wholly owned subsidiaries. The prepayments aggregated approximately $22 million and $51.9 million of amortized cost for the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively.

     While CRIIMI MAE and its financing subsidiaries do not intend to sell any of their mortgages, CRI Liquidating's business plan calls for an orderly liquidation of its portfolio by the end of 1997. In accordance with CRI Liquidating's business plan, in January 1997, its remaining 11 mortgages were disposed of generating net proceeds of approximately $54 million. On April 23, 1997, CRI Liquidating Shareholders approved the adoption of a plan of complete liquidation and dissolution of CRI Liquidating, which is intended to be completed by mid-1998.

Income from Subordinated CMBS
-----------------------------
     Income from Subordinated CMBS increased by approximately $10.5 million or 106% to $20.4 million for the three months ended September 30, 1997 from $9.9 million for the corresponding period in 1996. Income from Subordinated CMBS increased by approximately $26.8 million or 96% to $54.7 million for the nine months ended September 30, 1997 from $27.9 million for the corresponding period in 1996. These increases were the result of the acquisition of Subordinated CMBS at purchase prices aggregating approximately $211 million during the second and third quarters of 1997 and $285 million during 1996, $228 million of which were purchased during the fourth quarter of 1996.

     Generally accepted accounting principles requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This currently results in income which is lower for financial statement purposes than for tax purposes. Based on the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

estimated weighted average unleveraged yield over the expected average life of CRIIMI MAE's Subordinated CMBS for financial statement purposes as of September 30, 1997 was approximately 11.4%. Although there can be no assurance, the estimated weighted average leveraged yield over the expected life of CRIIMI MAE's existing Subordinated CMBS for financial statement purposes as of September 30, 1997 is approximately 20%. This return was determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses, net of interest expense attributable to the financing of the rated tranches at current interest rates and borrowing amounts.

     CRIIMI MAE's estimated returns on its Subordinated CMBS are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these uncertainties and contingencies include the prevailing interest rates on that portion of the Subordinated CMBS which has been financed with floating rate debt, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the ability to renew repurchase agreements and the terms of any such renewed agreements and the availability of alternative financing. Further examples of these uncertainties and contingencies include the timing and magnitude of credit losses on the mortgage loans underlying the Subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates.
As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the estimated yields, discussed above and elsewhere herein, will be achieved.

     In making acquisitions of Subordinated CMBS, CRIIMI MAE applies its experience in underwriting multifamily and other commercial real estate to perform extensive due diligence on the properties collateralizing the loans underlying the Subordinated CMBS. The Company's employees have broad experience underwriting and servicing various types of performing and nonperforming income-producing real estate, including multifamily, retail and hotel properties. CRIIMI MAE "re-underwrites" or reviews, a significant portion of the mortgage loans in a prospective pool by reviewing historical and current operating records of the underlying real estate assets, appraisals, environmental studies, market studies and architectural and engineering studies, all to independently assess the stabilized performance level of the underlying properties. In addition, the Company conducts site visits at a substantial number of the properties. The Company stresses the adjusted net operating incomes of the properties to simulate certain recessionary scenarios and applies market or greater capitalization rates to assess loan quality.

Equity In Earnings From Investments
-----------------------------------
     Equity in earnings from investments increased by approximately $365,000 or 45% to approximately $1.2 million for the three months ended September 30, 1997 as compared to $807,000 for the corresponding period in 1996. Equity in earnings from investments increased by approximately $300,000 or 13% to approximately $2.7 million for the nine months ended September 30, 1997 as compared to $2.4 million for the corresponding period in 1996. These increases are due to higher net income from Services Partnership, which resulted from additional servicing fee streams derived from the steadily expanding servicing portfolio, which has grown to approximately $11 billion as of October 10, 1997 as compared to approximately $4 billion as of September 30, 1996. The increased servicing fee revenue was partially offset by increased general and administrative expenses associated with the growth in the servicing portfolio, as well as amortization of certain purchased servicing rights.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

Other Investment Income
-----------------------
     Other investment income decreased by approximately $79,000 or 14% to approximately $492,000 for the three months ended September 30, 1997 as compared to approximately $571,000 for the corresponding period in 1996. Other investment income decreased by approximately $500,000 or 22% to approximately $1.8 million for the nine months ended September 30, 1997 as compared to approximately $2.3 million for the corresponding period in 1996. These decreases were primarily attributable to decreases in short-term interest income earned by CRIIMI MAE Financial Corporation III during 1997 as compared to 1996 due to higher prepayment proceeds received and invested during 1996.

Interest Expense
----------------
     Interest expense increased by approximately $4.1 million or 27% to approximately $19.3 million for the three months ended September 30, 1997 from approximately $15.2 million for the corresponding period in 1996. Interest expense increased by approximately $8.1 million or 17% to $54.7 million for the nine months ended September 30, 1997 as compared to $46.6 million for the corresponding period in 1996. These increases were principally a result of additional amounts borrowed in connection with the acquisition of Subordinated CMBS during the last quarter of 1996 and the first nine months of 1997, and, to a lesser extent, the marginally higher cost of debt on the $142 million fixed-rate financing of December 1996. These increases were partially mitigated by temporary paydowns of repurchase agreements during the second and third quarters of 1997 pending the purchase of additional Subordinated CMBS.

General and Administrative Expenses
-----------------------------------
     General and administrative expenses increased by approximately $500,000 or 25% to approximately $2.6 million for the three months ended September 30, 1997 as compared to approximately $2.1 million for the corresponding period in 1996. General and administrative expenses increased by approximately $2.2 million or 40% to $7.7 million for the nine months ended September 30, 1997 as compared to $5.5 million for the corresponding period in 1996. The increase in general and administrative during these periods is primarily the result of the continual growth of CRIIMI MAE's commercial mortgage operations, particularly in late 1996 throughout 1997.

Fees to Related Party
---------------------
     Total fees to related party decreased by approximately $71,000 or 100% to $0 for the three months ended September 30, 1997. Total fees to related party decreased by approximately $300,000 or 96% to approximately $12,000 for the nine months ended September 30, 1997 as compared to approximately $312,000 for the corresponding period in 1996. The decrease in fees to related party was due to a reduction in the annual fees payable by CRI Liquidating resulting from its reduced asset base during 1996 and 1997. As a result of the first quarter disposition of the remaining CRI Liquidating mortgages, no annual fees were paid during the three months ended June 30, 1997 or September 30, 1997 and no annual fees will be paid in future periods.
Gains/Losses on Mortgage Dispositions
-------------------------------------
     During the nine months ended September 30, 1997, CRI Liquidating disposed of 11 mortgage assets, its interest in two limited partnership participation agreements and a portion of its interest in a third limited partnership participation agreement resulting in net gains of approximately $17.4 million for financial statement purposes. These net gains were partially offset by six prepayments of mortgage assets held by CRIIMI MAE and its subsidiaries during the nine months ended September 30, 1997 which resulted in financial statement

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

net losses of approximately $252,000. This compares to the disposition of 11 CRI Liquidating mortgage assets resulting in financial statement net gains of approximately $9.7 million and nine CRIIMI MAE mortgage prepayments resulting in financial statement net losses of $424,000 during the nine months ended September 30, 1996. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period. The proceeds realized from the disposition of mortgage assets are based on the net coupon rates of the specific mortgages disposed of in relation to prevailing long-term interest rates at the date of disposition.

Cash Flow
---------
1997 versus 1996
----------------
     Net cash provided by operating activities increased for the nine months ended September 30, 1997 as compared to the corresponding period in 1996 primarily due to increased net income, as previously discussed. Partially offsetting the increase to net income was a net increase in receivables and other assets of approximately $1.3 million, the majority of which is due to increased Subordinated CMBS interest receivable.

     Net cash used in investing activities increased for the nine months ended September 30, 1997 as compared to the corresponding period in 1996 primarily as a result of increased purchases of Subordinated CMBS (as previously discussed), decreased proceeds from mortgage dispositions, increased purchases of servicing rights, and the purchase of Real Estate Owned Property.

     Net cash provided by financing activities increased for the nine months ended September 30, 1997 as compared to the corresponding period in 1996 primarily due to proceeds from equity offerings completed during 1997 (as previously discussed) and increased proceeds from debt used to fund portions of Subordinated CMBS purchases. Partially offsetting the increase was an increase in dividends paid the first three quarters of 1997 as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Financial Flexibility
--------------------
     To meet its capital requirements, CRIIMI MAE uses proceeds from long-term, fixed-rate debt refinancings, repurchase agreements, other borrowings, unsecured
borrowings and issuances of capital stock.    From March 1997 through early
October 1997, CRIIMI MAE has raised approximately $95 million from public and private placement offerings of common stock and approximately $15 million from a "Series C" preferred stock offering. In general, CRIIMI MAE initially funds a significant portion of its Subordinated CMBS acquisitions with short term, variable rate debt. CRIIMI MAE's financing strategy is to refinance a significant portion of this short term variable rate acquisition debt with fixed rate debt having maturities that match those of the underlying collateral through resecuritizations of its Subordinated CMBS. In December 1996, CRIIMI MAE completed the first resecuritization of its Subordinated CMBS portfolio, which refinanced $142 million of short term variable rate debt with fixed rate match-funded debt, thereby substantially reducing the impact of changing interest rates on that portion of its debt. The Company intends to enter into a similar resecuritization or refinancing approximately every two years after accumulating a sufficient pool of Subordinated CMBS, with the next refinancing expected to occur in mid-1998. Additionally, the Company replaced other floating-rate debt with fixed rate, match-funded debt through three separate refinancings during the second half of 1995. As of September 30, 1997, approximately 66% of CRIIMI MAE's consolidated debt was fixed rate, match funded

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

debt.

     The Company's financial flexibility is also impacted by its ability to borrow money in sufficient amounts and on favorable terms and by its ability to renew or replace on a continuous basis its maturing short term borrowings. As previously discussed, in September 1997, CRIIMI MAE entered into a three year master assignment agreement with a lender to finance up to $200 million of additional and/or existing investments in lower-rated Subordinated CMBS. Outstanding borrowings under this master assignment agreement are secured by the financed Subordinated CMBS. In addition, in early 1996 CRIIMI MAE entered into a three-year master repurchase agreement with a lender to finance up to $200 million of additional and/or existing investments in lower-rated Subordinated CMBS. During the fourth quarter of 1997, CRIIMI MAE expects to amend this agreement to provide up to $300 million in secured borrowings and extend the term to December 2000. CRIIMI MAE's business strategy relies in part on short-term borrowings to fund acquisitions of long-term mortgage assets including Subordinated CMBS. If CRIIMI MAE is unable to fund additional collateral needs, as discussed below, or renew or replace maturing borrowings, the Company could be required to sell, under adverse market conditions, a portion of its mortgage assets, and could incur losses as a result. Also, if CRIIMI MAE is unable to complete additional resecuritizations or other refinancings of its Subordinated CMBS, the Company would be required to rely more heavily on short-term borrowings, such as repurchase agreements or other sources of financing, which may be on less favorable terms.

     For the nine months ended September 30, 1997, CRIIMI MAE's weighted average cost of borrowing (including amortization of discounts and deferred financing fees of approximately $2.8 million) was approximately 7.58%. As of September 30, 1997, CRIIMI MAE's debt-to-equity ratio was approximately 2.5 to 1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0.

     CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the floating-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. However, as previously discussed, CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged and as of September 30, 1997, 100% of CRIIMI MAE's outstanding floating-rate debt is hedged with interest rate cap agreements that have weighted average strike price of approximately 6.5%. The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying asset. In certain circumstances, including, among other things, increases in interest rates, changes in market spreads, or decreases in credit quality of underlying assets, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. From time to time, the Company has been required to fund such additional collateral needs. In each instance and currently, the Company has had adequate unencumbered assets to meet its operating, investing and financing requirements, and management continually monitors the levels of unencumbered collateral.

     CRIIMI MAE's repurchase agreements are executed through a sale of securities with a simultaneous agreement to repurchase them in the future at the same price plus a contracted rate of interest. If the counterparty to the repurchase agreement defaults on its obligation to sell the securities back to CRIIMI MAE, then CRIIMI MAE could suffer an economic loss. At September 30, 1997, CRIIMI MAE had repurchase agreements with German American Capital Corporation, Lehman Brothers Commercial Paper, First Union National Bank of

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

North Carolina, Nomura Bermuda, Ltd., Morgan Stanley International Co., Ltd., Merrill Lynch Mortgage Capital Inc., Citicorp Securities Inc. and DLJ Mortgage Capital Inc.

Dividends
---------
     CRIIMI MAE's principal objectives are to enhance the value of CRIIMI MAE's capital stock and to provide increasing dividends to its shareholders. Tax basis income, as well as financial statement net income and recurring earnings, increased for the three months ended September 30, 1997 as compared to the corresponding periods in 1996 and, as a result, total dividends increased. Specifically, common stock dividends were $0.35 per share in each of the first three quarters of 1997 as compared to $0.30 for the corresponding periods in 1996. Dividends paid on Series B Preferred Shares were $0.797 per share per quarter for the first three quarters of 1997. Dividends totaling $50,848 were paid on the Series A Preferred Shares for the quarter ended March 31, 1997. Dividends paid on Series B Preferred Shares were $0.68 per share for the quarter ended September 30, 1996. Dividends totaling $85,517 were paid on the Series A Preferred Shares for the quarter ended September 30, 1996. There were no Preferred Shares outstanding prior to the third quarter of 1996 and no Series A Preferred Shares outstanding subsequent to March 31, 1997.

     Although the mortgage assets held by CRIIMI MAE and its subsidiaries yield a fixed monthly mortgage payment once purchased, the cash dividends paid by CRIIMI MAE and by its subsidiaries may vary during each period due to several factors. Some of the factors which impact CRIIMI MAE's dividend include (i) the level of income earned on CRIIMI MAE's or its subsidiaries' mortgage security collateral depending on prepayments, defaults, etc., (ii) the level of income earned on uninsured mortgage assets, such as Subordinated CMBS and originated loans, which varies depending on prepayments, defaults, etc. (iii) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate CRIIMI MAE pays on its other borrowings, (iv) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends, (v) the yield at which principal from scheduled monthly mortgage asset payments, mortgage dispositions and distributions from its subsidiaries can be reinvested, (vi) changes in operating expenses, (vii) dividends paid on preferred shares and (viii) through 1997, the distributions which CRIIMI MAE received on its CRI Liquidating shares. CRIIMI MAE's dividends will also be impacted by the timing and amounts of cash flows attributable to its other lines of business - mortgage servicing, advisory and origination services.

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

     On October 6, 1997, the Company and the individual defendants reached a tentative agreement with the plaintiff to settle the case. The terms of the settlement require court approval, which has not bee obtained. Under the terms of the proposed settlement, the Company will neither make or receive any payments as a result of the settlement, but will make, upon court approval, certain disclosures and adopt a non-binding policy sought by the plaintiff.

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

     A report on form 8-K was filed on September 23, 1997.

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

                                   CRIIMI MAE INC.

October 24, 1997                   /s/ Cynthia O. Azzara
----------------                   -----------------------------
DATE                               Cynthia O. Azzara
                                   Senior Vice President,
                                   Principal Accounting Officer
                                     and Chief Financial Officer