Form 10-K
period 1997-12-31
CRIIMI MAE INC
filed 1998-02-23
CIK 847322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 15, 1998, 43,346,739 shares of common stock with a par value of $0.01 were outstanding. These shares, which constitute all of the voting stock of the registrant, had an aggregate market value on February 15, 1998 of $655,619,427. Affiliates of the Company beneficially own in the aggregate 7.7 percent of such shares. As of February 15, 1998, 1,632,576 shares of Series B Cumulative Convertible Preferred Stock were outstanding. These shares had an aggregate market value on February 15, 1998 of $57,344,232.

                       DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------------------------------------
Portions of the following documents are incorporated by reference:

     Form 10-K Parts                   Document
     ----------------                    ---------

     I, II, III and IV         1997 Annual Report to Shareholders
     III                       1998 Notice of Annual Meeting of
                               Shareholders and Proxy Statement
                               (to be filed not later than 120
                               days after the close of the fiscal
                               year covered by this report on
                               Form 10-K)

                                 CRIIMI MAE INC.

                         1997 ANNUAL REPORT ON FORM 10-K


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

                                     PART IV
                                     -------
                                                         Page
                                                         ----

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K . . . . . . . . . . . .     9

Signatures  . . . . . . . . . . . . . . . . . . . . . .    23

Cross Reference Sheet . . . . . . . . . . . . . . . . .    25

Exhibit Index . . . . . . . . . . . . . . . . . . . . .    26

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

Employees
---------
          As of February 15, 1998, CRIIMI MAE had 169 employees.

Forward-Looking Statements
--------------------------
          In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Company with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs, and business strategies and plans (including, without limitation, plans to purchase additional Subordinated CMBS and other mortgage assets and plans to expand the servicing and origination of mortgage assets), and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Company, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans (including, without limitation, plans to purchase additional subordinated commercial mortgage-backed securities and other mortgage assets and plans to expand the servicing and origination of mortgage assets). The Company's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, (i) heightened competition, including specifically increased competition for acceptable mortgage asset purchase opportunities with financial institutions, including banks, insurance companies, savings and loan associations, pension funds, and other real estate investment trusts and investors in real estate and mortgage assets which have investment objectives similar to those of the Company and some of which may have greater financial resources than the Company, (ii) the availability of suitable opportunities for the acquisition, ownership and disposition of mortgage assets, and yields available from time to time on such mortgage assets, (which, in turn, depend to a large extent on the type of mortgage asset involved, prevailing interest rates, the nature and geographical location of the property, competition and other factors, none of which can be predicted with certainty),
(iii) regulatory and litigation matters, (iv) interest rates, (v) imbalances in cash available for distribution caused by an unanticipated level of defaults and/or prepayments on the Company's portfolio of mortgage assets and (vi) trends in the economy which affect confidence and demand for the Company's portfolio of mortgage assets, particularly trends affecting the Company's assets.

ITEM 2.   PROPERTIES

          CRIIMI MAE leases its corporate offices at 11200 Rockville Pike,

Rockville, Maryland. As of February 15, 1998, these offices occupy approximately 68,489 square feet.

ITEM 3.   LEGAL PROCEEDINGS

          Reference is made to Note 16 of the notes to the consolidated financial statements on pages 100 through 101 of the 1997 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to the security holders to be voted on during the fourth quarter of 1997.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS

          (a), (b) and (c) Reference is made to the Selected Consolidated Financial Data on pages 30 through 31 of the 1997 Annual Report to Shareholders, which section is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

          Reference is made to Selected Consolidated Financial Data on pages 28 through 30 of the 1997 Annual Report to Shareholders, which section is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

          Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 32 through 49 of the 1997 Annual Report to Shareholders, which section is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to pages 51 through 54 of the 1997 Annual Report to Shareholders for the consolidated financial statements of CRIIMI MAE, which are incorporated herein by reference. See also Item 14 of this report for information concerning financial statements and financial statement schedules.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a), (b), (c) and (e)

          The information required by Item 10 (a), (b), (c) and (e) with regard to directors and executive officers of the registrant is incorporated herein by reference to CRIIMI MAE's 1998 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 1998.

     (d) There is no family relationship between any of the directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          The information required by Item 10(f) is incorporated herein by reference to Note 16 of the notes to the consolidated financial statements included in the 1997 Annual Report to Shareholders.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION

          The information required by Item 11 is incorporated herein by reference to CRIIMI MAE's 1998 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

          The information required by Item 12 is incorporated herein by reference to CRIIMI MAE's 1998 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others.

          The information required by Item 13 is incorporated herein by reference to CRIIMI MAE's 1998 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 30, 1998, and Note 4 of the notes to the consolidated financial statements, included in the 1997 Annual Report to Shareholders, which contain a discussion of the amounts, fees and other compensation paid or accrued by CRIIMI MAE to the directors and executive officers and their affiliates.

     (b)  Certain business relationships.

          CRIIMI MAE has no business relationship with entities of which the directors or officers of CRIIMI MAE are officers, directors or equity owners other than as set forth in CRIIMI MAE's 1998 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 30, 1998, which is incorporated herein by reference.

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

     (a)  List of documents filed as part of this report:

          1 and 2.  Financial Statements and Financial Statement Schedules

          The following financial statements are incorporated herein by reference in Item 8 from the indicated pages of the 1997 Annual Report to Shareholders:

                                                                       Page
Description                                                          Number(s)
-----------                                                       --------------
Consolidated Balance Sheets as of December 31,
  1997 and 1996                                                         51

Consolidated Statements of Income for the
  years ended December 31, 1997, 1996 and 1995                          52

Consolidated Statements of Changes in
  Shareholders' Equity for the years ended
  December 31, 1997, 1996 and 1995                                       53

Consolidated Statements of Cash Flows for the
  years ended December 31, 1997, 1996 and 1995                           54

Notes to Consolidated Financial Statements                            55 to 102

The report of CRIIMI MAE's independent accountants with respect to the above listed consolidated financial statements appears on page 50 of the 1997 Annual Report to Shareholders.

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

               b. Amended and Restated Bylaws of CRIIMI MAE Inc. (incorporated by reference from Exhibit 4.2 to the S-3 filed with the Securities and Exchange Commission June 9,
                       1997).

               c. Agreement and Articles of Merger between CRIIMI MAE Inc. and CRI Insured Mortgage Association, Inc. as filed with the Office of the Secretary of the State of Delaware (incorporated by reference from Exhibit 3(f) to the

                       Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

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

               o. Bylaws of CRIIMI MAE Financial Corporation III (incorporated by reference from Exhibit 3(t) to the Annual Report on Form 10-K for 1995).

               p. Certificate of Incorporation of CRIIMI MAE QRS 1, Inc. (incorporated by reference from Exhibit 3(p) to the Annual Report on Form 10-K for 1996.)

               q. Bylaws of CRIIMI MAE QRS 1, Inc. (incorporated by reference from Exhibit 3(q) to the Annual Report on Form 10-K for 1996).

               r. Certificate of Incorporation of CRIIMI MAE Holdings, Inc. (incorporated by reference from Exhibit 3(r) to the Annual Report on Form 10-K for 1996).

               s. Bylaws of CRIIMI MAE Holdings, Inc. (incorporated by reference from Exhibit 3(s) to the Annual Report on Form 10-K for 1996).

               t. Certificate of Limited Partnership of CRIIMI MAE Holdings, L.P. (incorporated by reference from Exhibit 3(t) to the Annual Report on Form 10-K for 1996).

               u. Limited Partnership Agreement of CRIIMI MAE Holdings, L.P. effective as of December 17, 1996 between CRIIMI MAE Inc., CRIIMI MAE Services Limited Partnership and CRIIMI MAE Holdings, Inc. (incorporated by reference from
                       Exhibit 3(u) to the Annual Report on Form 10-K for 1996).

               v. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. designating 150,000 shares of the Corporation's Preferred Stock as "Series A Cumulative Convertible Preferred Stock" (incorporated by reference from Exhibit 4.1 to the S-3 registration statement filed with the Securities and Exchange Commission on June 26,
                       1996).

               w. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. designating 3,000,000 shares of the Corporation's Preferred Stock as "Series B Cumulative Convertible Preferred Stock" (incorporated by reference from Exhibit 4.1 to the S-3 registration statement filed with the Securities and Exchange Commission on August 7,
                       1996).

               x. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. designating 300,000 shares of the Corporation's Preferred Stock as "Series C Cumulative Convertible Preferred Stock" (incorporated by reference from Exhibit 4.1 to the 8-K filed with the Securities and Exchange Commission on September 23, 1997).

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

               h. Dividend Reinvestment and Stock Purchase Plan between CRIIMI MAE Inc. and shareholders (incorporated by reference from the registration statement on Form S-3A filed December 9, 1997).

               i. Revolving Credit Facility between CRIIMI MAE Inc. and CIBC, Inc. dated February 28, 1994 (incorporated by reference from Exhibit 4(q) to the Annual Report on Form 10-K for the year ended December 31, 1994).

               j. Amendment Agreement No. 1 to the Revolving Credit Facility among CRIIMI MAE Inc., CIBC, Inc., National Australia Bank Limited, Signet Bank, The Fuji Bank, Bank Hapoalim and Canadian Imperial Bank of Commerce dated June 1, 1994 (incorporated by reference from Exhibit 4(r) to the Annual Report on Form 10-K for the year ended December 31, 1994).

               k. Amendment Agreement No. 2 to the Revolving Credit Facility among CRIIMI MAE Inc., CIBC, Inc., National Australia Bank Limited, Signet Bank, The Fuji Bank, Bank Hapoalim and Canadian Imperial Bank of Commerce dated December 9, 1994 (incorporated by reference from Exhibit 4(s) to the Annual Report on Form 10-K for the year ended December 31, 1994).

               l. Amendment to the Committed Master Repurchase Agreement among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated December 12, 1994 (incorporated by reference from Exhibit 4(u) to the Annual Report on Form 10-K for the year ended December 31, 1994).

               m. Master Collateral Security and Netting Agreement dated as of December 12, 1994 among Nomura Securities International, Inc., Nomura Asset Capital Corporation, and CRIIMI MAE Inc. (incorporated by reference from Exhibit 4(v) to the Annual Report on Form 10-K for the year ended December 31, 1994).

               n. Amendment to the committed Master Repurchase Agreement among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated January 19, 1995 (incorporated by reference from Exhibit 4(x) to the Annual Report on Form 10-K for the year ended December 31, 1994).

               o. Letter Agreement among Nomura Securities International, Inc., Nomura Asset Capital Corporation and CRIIMI MAE Inc. dated as of December 20, 1994 (incorporated by reference from Exhibit 4(w) to the Annual Report on Form 10-K for the year ended December 31, 1994).

               p. Side letter to the Master Repurchase Agreement dated as of January 27, 1995 between CRIIMI MAE Inc. and German American Capital Corporation (incorporated by reference from Exhibit 4(ll) to the Annual Report on Form 10-K for the year ended December 31, 1994).

               q. Commitment letter between CRIIMI MAE Inc. and German American Capital Corporation dated January 19, 1995 (incorporated by reference from Exhibit 4(hh) to the Annual Report on Form 10-K for the year ended December 31, 1994).

               r. Committed Master Repurchase Agreement covering Purchases and Sales of Participation Certificates between German American Capital Corporation and CRIIMI MAE Inc. dated January 23, 1995 (incorporated by reference from Exhibit 4(ii) to the Annual Report on Form 10-K for the year ended December 31, 1994).

               s. Committed Master Repurchase Agreement between German American Capital Corporation and CRIIMI MAE Inc. dated January 23, 1995 (incorporated by reference from Exhibit 4(jj) to the Annual Report on Form 10-K for the year ended December 31, 1994).

               t. Amendment dated January 24, 1995 to the Commitment Letters between CRIIMI MAE Inc., Nomura Securities International, Inc. and Nomura Asset Capital Corporation (incorporated by reference from Exhibit 4(y) to the Annual Report on Form 10-K for the year ended December 31, 1994).

               u. Side letter to the Master Repurchase Agreement dated as of January 23, 1995 between CRIIMI MAE Inc. and German American Capital Corporation (incorporated by reference from Exhibit 4(kk) to the Annual Report on Form 10-K for the year ended December 31, 1994).

               v. First Amendment to Amended and Restated Credit Agreement dated as of April 29, 1993 among CRIIMI MAE Inc., Signet Bank and WESTPAC Banking Corporation (incorporated by reference from Exhibit 4(z) to the Annual Report on Form 10-K for the year ended December 31, 1994).

               w. Second Amendment to Amended and Restated Credit Agreement dated as of June 30, 1993 among CRIIMI MAE Inc., Signet Bank and WESTPAC Banking Corporation (incorporated by reference from Exhibit 4(aa) to the Annual Report on Form 10-K for the year ended December 31, 1994).

               x. Third Amendment to Amended and Restated Credit Agreement dated as of September 14, 1993 between CRIIMI MAE Inc., Signet Bank and WESTPAC Banking Corporation (incorporated by reference from Exhibit 4(bb) to the Annual Report on Form 10-K for the year ended December 31, 1994).

               y. Fourth Amendment to the $100,000,000 Amended and Restated Credit Agreement dated April 28, 1994 among CRIIMI MAE Inc., Signet Bank and ASLK-CGER Bank (incorporated by reference from Exhibit 4(dd) to the Annual Report on Form 10-K for the year ended December 31, 1994).

               z. Fifth Amendment to the $100,000,000 Amended and Restated Credit Agreement dated December 9, 1994 among CRIIMI MAE Inc., Signet Bank and ASLK-CGER Bank (incorporated by reference from Exhibit 4(ee) to the Annual Report on Form 10-K for the year ended December 31, 1994).

               aa. Sixth Amendment dated March 31, 1995 to the Amended and Restated Credit Agreement among CRIIMI MAE Inc. and Signet Bank/Virginia and the First Amendment dated March 31, 1995 to the Amended and Restated Collateral Pledge Agreement (incorporated by reference from Exhibit 4(mm) to the Annual Report on Form 10-K for 1995).

               bb. Seventh Amendment to the Amended and Restated Credit Agreement dated September 21, 1995 among CRIIMI MAE Inc. and Signet Bank/Virginia (incorporated by reference from Exhibit 4(aaa) to the Annual Report on Form 10-K for
                       1995).

               cc. Eighth Amendment to the Amended and Restated Credit Agreement dated December 5, 1995 between CRIIMI MAE Inc. and Signet Bank/Virginia (incorporated by reference from Exhibit 4(fff) to the Annual Report on Form 10-K for
                       1995).

               dd. Credit Agreement dated as of February 24, 1995 between CRIIMI MAE Inc. and The Riggs National Bank of Washington, D.C. (incorporated by reference from Exhibit 4(jj) to the Annual Report on Form 10-K for 1995).

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

               jjj.    Form of Option Agreement for Cynthia O. Azzara, Frederick
                       J. Burchill, Jay R. Cohen and Deborah A. Linn (incorporated by reference from Exhibit No. 4(d) to the registration statement on Form S-8 filed January 16,
                       1996).

               kkk. Form of Option Agreement for other key employees (incorporated by reference from Exhibit No. 4(e) to the registration statement on Form S-8 filed January 16,
                       1996).

               lll. Prospectus Dated February 1, 1996, whereby CRIIMI MAE from time to time may offer one or more series of unsecured subordinated debt securities, preferred stock or common stock up to an aggregate offering price of $200,000,000 (incorporated by reference from Exhibit 4.1 on Form S-3 filed February 1, 1996).

               mmm. Prospectus Supplement Dated June 26, 1996, whereby CRIIMI MAE offered 75,000 shares of its Series A Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 4.1 on Form S-3 filed June 26, 1996).

               nnn. Prospectus Supplement Dated August 7, 1996, whereby CRIIMI MAE offered 2,100,000 shares of its Series B Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 4.1 on Form S-3 filed August 7,
                       1996).

               ooo. Commitment letter dated March 20, 1996 evidencing the commitment from German American Capital Corporation
                       (GAAC) to buy from CRIIMI MAE Inc. securities under a Master Repurchase Agreement in the amount of up to $200,000,000 (incorporated by reference from Exhibit 4(ppp) to the Annual Report on Form 10-K for 1996).

               ppp. Committed Master Repurchase Agreement dated March 28, 1996 between GAAC and CRIIMI MAE Inc. (incorporated by reference from Exhibit 4(qqq) to the Annual Report on Form 10-K for 1996).

               qqq. Amendment #1 to Committed Master Repurchase Agreement dated June 19, 1996 between GAAC and CRIIMI MAE Inc. (incorporated by reference from Exhibit 4(rrr) to the Annual Report on Form 10-K for 1996).

               rrr. Indenture Agreement dated December 20, 1996 between CRIIMI MAE QRS 1, Inc. and the trustee (incorporated by reference from Exhibit 4(sss) to the Annual Report on Form 10-K for 1996).

               sss. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds, Class A-1 (incorporated by reference from Exhibit 4(ttt) to the Annual Report on Form 10-K for 1996).

               ttt. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds, Class A-2 (incorporated by reference from Exhibit 4(uuu) to the Annual Report on Form 10-K for 1996).

               uuu. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds, Class B (incorporated by reference from Exhibit 4(vvv) to the Annual Report on Form 10-K for 1996).

               vvv. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds, Class C (incorporated by reference from Exhibit 4(www) to the Annual Report on Form 10-K for 1996).

               www. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds, Class D (incorporated by reference from Exhibit 4(xxx) to the Annual Report on Form 10-K for 1996).

               xxx. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds, Class E (incorporated by reference from Exhibit 4(yyy) to the Annual Report on Form 10-K for 1996).

               yyy. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds, Class F (incorporated by reference from Exhibit 4(zzz) to the Annual Report on Form 10-K for 1996).

               aaaa. Indenture Agreement, dated as of November 19, 1997, between the Company and State Street Bank and Trust Company (incorporated by reference from Exhibit T-3C to the Form T-3 Application filed with the Securities and Exchange Commission as of November 20, 1997).

               bbbb. First Supplemental Indenture, dated as of November 21, 1997, between the Company and State Street Bank and Trust Company (incorporated by reference from Exhibit T-3 C1 to the Form T-3 Application filed with the Securities and Exchange Commission as of November 20, 1997).

               cccc. Amendment No. 2 to Committed Master Repurchase Agreement dated December 20, 1996 between GACC and CRIIMI MAE Inc. (filed herewith).

               dddd. Amendment No. 3 to Committed Master Repurchase Agreement dated November 1, 1997 between GACC and CRIIMI MAE Inc. (filed herewith).

               eeee. Master Assignment Agreement dated September 25, 1997 between CRIIMI MAE Inc. and Merrill Lynch Mortgage Capital Inc. (filed herewith).

          Exhibit No. 10 - Material contracts.

               a. Revised Form of Advisory Agreement (incorporated by reference from Exhibit No. 10.2 to the Registration Statement).

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

               r. Employee Stock Option Agreements and Stock Option Plan for Key Employees (incorporated by reference from Exhibit 4(c) to the S-8 Registration Statement filed with the Securities and Exchange Commission on June 20, 1997).

               s. 1996 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 4 to the S-8 Registration Statement filed with the Securities and Exchange Commission on June 13, 1996).

          Exhibit No. 13 - Annual Report to security holders, Form 10-Q or Quarterly Report to security holders.

               a.   1997 Annual Report to Shareholders.

          Exhibit No. 21 - Subsidiaries of the registrant.

               a.   CRIIMI, Inc., incorporated in the state of Maryland.

               b. CRIIMI MAE Financial Corporation, incorporated in the state of Maryland.

               c. CRIIMI MAE Financial Corporation II, incorporated in the state of Maryland.

               d. CRIIMI MAE Financial Corporation III, incorporated in the state of Maryland.

               e. CRIIMI MAE Management, Inc., incorporated in the state of Maryland.

               f. CRIIMI MAE QRS 1, Inc., incorporated in the state of Delaware.

               g. CRIIMI MAE Holdings, Inc., incorporated in the state of Delaware.

               h.   CRIIMI MAE Holdings L.P. formed in the state of Delaware.

               i. CRIIMI MAE Services Limited Partnership formed in the state of Maryland.

               j. CRIIMI MAE Services Inc. incorporated in the state of Maryland.

          Exhibit No. 27 - Financial Data Schedule

               a.   Financial Data Schedule (filed herewith).

     (b)       Reports on Form 8-K

               Form 8-K dated October 1, 1997 concerning the sale of 1,236,000 shares of common stock to certain institutional investors.

               Form 8-K dated November 19, 1997 concerning the issuance and sale of $100,000,000 aggregate principal amount of senior unsecured notes due 2002.

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

                                 CRIIMI MAE INC.

February 20, 1998                /s/ William B. Dockser
-------------------------        -----------------------
DATE                             William B. Dockser
                                 Chairman of the Board and
                                   Principal Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 20, 1998                /s/ William B. Dockser
-------------------------        -------------------------
DATE                             William B. Dockser
                                 Chairman of the Board and
                                   Principal Executive Officer



February 20, 1998                /s/ H. William Willoughby
-------------------------        -------------------------
DATE                             H. William Willoughby
                                 Director, President and
                                   Secretary



February 20, 1998                /s/ Cynthia O. Azzara
-------------------------        -------------------------
DATE                             Cynthia O. Azzara
                                 Senior Vice President, Chief
                                  Financial Officer and Principal
                                  Accounting Officer



February 20, 1998                /s/ Garrett G. Carlson
-------------------------        ---------------------------
DATE                             Garrett G. Carlson, Sr.
                                 Director


February 20, 1998                /s/ Larry H. Dale
-------------------------        -------------------------
DATE                             Larry H. Dale
                                 Director


February 20, 1998                /s/ G. Richard Dunnells
-------------------------        -------------------------
DATE                             G. Richard Dunnells
                                 Director

February 20, 1998                /s/ Robert Merrick
-------------------------        -------------------------
DATE                             Robert Merrick
                                 Director

                                                        CROSS REFERENCE SHEET

     The item numbers and captions in Parts I, II, III and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:


Item                                    Referenced Materials              Page
----                                    --------------------         ---------------
3.   Legal Proceedings                  1997 Annual Report            100 through 101

5.   Market for the Registrant's        1997 Annual Report             30 through 31
     Common Stock and Related
     Stockholder Matters

6.   Selected Financial Data            1997 Annual Report             28 through 30

7.   Management's Discussion and        1997 Annual Report             32 through 49
     Analysis of Financial
     Condition and Results of
     Operations

8.   Financial Statements,              1997 Annual Report             50 through 104
     including Auditors'
     Report, and Supplementary
     Data

11.  Executive Compensation             1997 Annual Report                   8

13.  Certain Relationships and          1997 Annual Report             66 through 67
     Related Transactions

14.  Exhibits, Financial State-         1997 Annual Report
     ment Schedules, and Reports
     on Form 8-K


                                  EXHIBIT INDEX

               Exhibit
               -------

     4(cccc) Amendment No. 2 to Committed Master Repurchase Agreement dated December 20, 1996 between GACC and CRIIMI MAE Inc.

     4(dddd) Amendment No. 3 to Committed Master Repurchase Agreement dated November 1, 1997 between GACC and CRIIMI MAE Inc.

     4(eeee) Master Assignment Agreement dated September 25, 1997 between CRIIMI MAE Inc. and Merrill Lynch Mortgage Capital Inc.

     27.       Financial Data Schedule

                                 CRIIMI MAE INC.

                          ANNUAL REPORT TO SHAREHOLDERS

                                                           CRIIMI MAE INC.

Selected Consolidated Financial Data

                                                      For the years ended December 31,
                                             1997       1996         1995       1994         1993
                                           --------   --------     --------   --------     --------
                                                      (In thousands, except per share data)
TAX BASIS ACCOUNTING

Income:
  Mortgage income                          $ 49,342   $ 54,827     $ 62,020   $ 60,622     $ 42,684
  Income from Subordinated CMBS              86,166     43,632       11,846      1,163           --
  Other income                                6,256      6,410        4,938      3,160        7,750
                                           --------   --------     --------   --------     --------
    Total income                            141,764    104,869       78,804     64,945       50,434
                                           --------   --------     --------   --------     --------

Expenses:
  Interest expense                           79,574     64,503       52,231     39,077       27,516
  Other operating expenses (including
    fees to related party)                    9,464      7,451        6,727      7,285        6,232
                                           --------   --------     --------   --------     --------
    Total expenses                           89,038     71,954       58,958     46,362       33,748
                                           --------   --------     --------   --------     --------

Ordinary income                              52,726     32,915       19,846     18,583       16,686
Capital gains                                 7,815      9,618        5,442     11,023        6,329
                                           --------   --------     --------   --------     --------
Tax basis income                           $ 60,541   $ 42,533     $ 25,288   $ 29,606     $ 23,015
                                           --------   --------     --------   --------     --------
Preferred dividends                          (6,473)    (3,526)          --         --           --
                                           --------   --------     --------   --------     --------
Tax Basis income available to
  common shareholders                      $ 54,068   $ 39,007     $ 25,288   $ 29,606     $ 23,015
                                           ========   ========     ========   ========     ========

Tax basis income per share:
  Recurring income before gains
   from CFR                                $   1.24   $   1.00     $   0.70   $   0.76     $   0.79
  Capital gains from CFR                        .21       0.27         0.19       0.41         0.35
                                           --------   --------     --------   --------     --------
  Total tax basis income per share         $   1.45   $   1.27     $   0.89   $   1.17     $   1.14
                                           ========   ========     ========   ========     ========

Weighted Average Shares                      37,334     30,774       28,537     25,310       20,184
                                           ========   ========     ========   ========     ========

Dividends paid per common share            $   1.42   $   1.22     $   0.92   $   1.16     $   1.12
                                           ========   ========     ========   ========     ========


                                                           CRIIMI MAE INC.

ACCOUNTING UNDER GENERALLY ACCEPTED
  ACCOUNTING PRINCIPLES

                                                      For the years ended December 31,
                                             1997       1996         1995       1994         1993
                                           --------   --------     --------   --------     --------
                                                      (In thousands, except per share data)

Statement of Income Data:
  Income:
    Mortgage income                        $ 49,425   $ 56,912     $ 66,115   $  67,043    $ 50,270
    Income from Subordinated CMBS            79,670     41,713       11,105         976          --
    Other income                              6,222      7,330        4,848       3,423       6,180
                                           --------   --------     --------   ---------    --------
      Total income                          135,317    105,955       82,068      71,442      56,450
                                           --------   --------     --------   ---------    --------
  Expenses:
    Interest expense                         77,919     63,079       49,853      39,245      28,008
    Other operating expenses (including
      fees to related party)                  9,582      7,791        7,190       8,040       7,354
    Amortization of assets acquired
      in the Merger                           2,878      2,882        1,435          --          --
    Adjustment to hedges for valuation
      and sales(1)                               28        179        2,393          --          --
    Termination of interest rate swap            --         --           --          --       4,890
    Provision for settlement of
      litigation                                 --         --         (656)       (557)      1,500
                                           --------   --------     --------   ---------    --------
      Total expenses                         90,407     73,931       60,215      46,728      41,752
                                           --------   --------     --------   ---------    --------


    Operating income                         44,910     32,024       21,853      24,714      14,698
    Net gains from mortgage dispositions     17,343      9,601        1,502      12,999       7,358
    Gain on sale of shares of subsidiary         --         --           --          --       3,281
    Minority interests                       (8,065)    (6,386)      (4,821)    (11,703)     (9,580)
                                           --------   --------     --------   ---------    --------

    Net income                             $ 54,188   $ 35,239     $ 18,534   $  26,010    $ 15,757
                                           --------   --------     --------   ---------    --------

    Preferred dividends                      (6,473)    (3,526)          --          --          --
                                           --------   --------     --------   ---------    --------
    Net income available to common
      shareholders                         $ 47,715   $ 31,713     $ 18,534   $  26,010    $ 15,757
                                           ========   ========     ========   =========    ========

    Earnings per share - Basic             $   1.29   $   1.03     $   0.65   $    1.07    $   0.78
                                           ========   ========     ========   =========    ========

    Earnings per share - Diluted           $   1.25   $   1.03     $   0.65   $    1.07    $   0.78
                                           ========   ========     ========   =========    ========

    Weighted average
      shares outstanding - Basic             36,993     30,665       28,414      24,249      20,184
                                           ========   ========     ========   =========    ========

(1)       In connection with the 1995 refinancings of a significant portion of CRIIMI MAE's short-term, floating-rate debt with long-term, fixed-rate debt, which resulted in a better match of the maturities of CRIIMI MAE's assets and liabilities and reduced CRIIMI MAE's exposure to fluctuations in short-term interest rates, CRIIMI MAE was required to adjust the carrying value of certain interest rate caps to fair value for financial statement purposes.  Additionally, in connection with


                                                           CRIIMI MAE INC.

          these refinancings, two interest rate caps with a notional amount of $100 million were sold during 1995, resulting in a loss, and a portion of the deferred financing fees was written off.


                                                                   As of December 31,
                                             1997        1996        1995           1994          1993
                                           --------    --------    --------       --------      --------
Balance Sheet Data:                                                (In thousands)
Mortgage Assets:
  Mortgages and mortgage security
    collateral                             $ 605,114   $ 691,110   $ 807,113      $857,589      $730,265
  Subordinated CMBS                        1,114,480     564,335     278,401        38,858            --
  Total assets                             1,873,305   1,367,245   1,203,303       955,050       808,701
  Total debt                               1,414,932     982,258     854,436       627,248       479,045
  Shareholders' equity                       444,981     346,671     285,704       250,042       215,289


     The selected consolidated statement of income data presented above for the years ended December 31, 1997, 1996 and 1995, and the consolidated balance sheet data as of December 31, 1997 and 1996, were derived from and are qualified by reference to CRIIMI MAE's consolidated financial statements, which have been included elsewhere in this Annual Report to Shareholders. The consolidated statement of income data for the years ended December 31, 1994 and 1993, and the consolidated balance sheet data as of December 31, 1995, 1994 and 1993, were derived from audited financial statements not included in this Annual Report to Shareholders. This data should be read in conjunction with the consolidated financial statements and the notes thereto.

Market Data
-----------
     CRIIMI MAE is listed on the New York Stock Exchange (symbol CMM). As of December 31, 1997 and 1996, there were 40,131,551 and 31,374,163 shares of common stock issued and outstanding, respectively, held by approximately 29,000 and 26,200 investors, respectively. The following table sets forth the high and low closing sales prices and the dividends per share for CRIIMI MAE shares during the periods indicated:
                                         1997
                           ----------------------------------
                               Sales Price          Dividends
      Quarter Ended          High        Low        per Share
      -------------        --------    -------      ---------

      March 31             $18 1/8     $12 3/4      $    0.35
      June 30               16 5/8      13 7/8           0.35
      September 30          17 9/16     15 11/16         0.35
      December 31           16 1/2      13 7/8           0.37
                                                    ---------
                                                    $    1.42
                                                    ========

                                                           CRIIMI MAE INC.

                                         1996
                           ----------------------------------
                               Sales Price          Dividends
      Quarter Ended          High        Low        per Share
      -------------        --------    -------      ---------

      March 31             $10 1/2     $ 8 5/8      $    0.30
      June 30               11          10               0.30
      September 30          11 1/8      10 1/4           0.30
      December 31           13 1/8      10 3/4           0.32
                                                    ---------
                                                    $    1.22
                                                    =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Introduction and Business Strategy
----------------------------------
     CRIIMI MAE Inc.'s (CRIIMI MAE) "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein that could cause actual results to differ materially. See also Item 1 of the Form 10-K regarding forward looking information.

General
-------
     CRIIMI MAE is a fully integrated commercial mortgage company structured as a self-administered real estate investment trust (REIT). CRIIMI MAE's primary activities include (i) acquiring non-investment grade subordinated securities backed by first mortgage loans on multifamily properties, retail and other commercial real estate ("Subordinated CMBS") and (ii) servicing, originating and securitizing commercial mortgage loans and CMBS. CRIIMI MAE's portfolio of assets consists primarily of Subordinated CMBS and interests in government insured or guaranteed mortgages secured by multifamily housing complexes located throughout the United States ("Government Insured Mortgage Assets"). CRIIMI MAE believes that its focus on acquiring Subordinated CMBS, together with its expertise in underwriting, servicing and originating commercial mortgage loans, has enabled the Company to take advantage of the rapid growth in the securitization of debt backed by commercial mortgage loans. As of December 31, 1997, CRIIMI MAE's approximately $1.9 billion of assets included approximately $1.1 billion of Subordinated CMBS and approximately $605 million of Government Insured Mortgage Assets.

Investment Policy
-----------------
     To help CRIIMI MAE increase its income and stabilize earnings and to allow it to take advantage of current opportunities, particularly with respect to uninsured mortgage assets such as Subordinated CMBS, the Board of Directors adopted a new investment policy in January 1996. This policy enables CRIIMI MAE to continue to utilize leverage in taking advantage of mortgage asset acquisition opportunities while directing and monitoring how CRIIMI MAE funds its purchases of Subordinated CMBS and other assets.

     The policy states that CRIIMI MAE may invest in government insured or uninsured mortgage assets backed by multifamily and other commercial mortgages and real estate assets.

     Specific investment limitations include:

     o    Overall debt-to-equity ratio may not exceed 5.0 to 1.0.

     o    Certain specific asset types will have maximum debt-to-equity ratios.

     o    At least 75% of floating-rate debt must be hedged.

     As of December 31, 1997, CRIIMI MAE's overall debt-to-equity ratio was approximately 3.2 to 1.0, and 87% of its floating-rate debt was hedged with interest rate cap agreements that have a weighted average strike price of 6.6% and a weighted average remaining term of 1.9 years.

1997 Overview and Accomplishments
---------------------------------
     A summary of the primary 1997 accomplishments is as follows:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

     o Raised additional capital and used the proceeds primarily to purchase additional Subordinated CMBS:
          -----------------------------------------------------------
          During 1997, the Company raised additional capital aggregating approximately $208 million. The sources of capital included net proceeds of $110 million from the issuance of common and preferred stock and $98 million from the issuance of senior unsecured notes. Proceeds from these offerings were used temporarily to pay-down repurchase agreement and other short-term financing, pending the purchase of additional Subordinated CMBS, and, to a lesser extent, funding of a portion of loans originated through CRIIMI MAE's "no-lock" program.

     o    Increased its portfolio of Subordinated CMBS:
          ---------------------------------------------
          Initially, CRIIMI MAE expected to purchase at least $250 million of Subordinated CMBS during 1997. However, due to an increase in acquisition opportunities during 1997, CRIIMI MAE purchased Subordinated CMBS with an aggregate face value of approximately $803 million and an aggregate purchase price of approximately $554 million using a combination of debt and available cash, resulting in a total Subordinated CMBS portfolio of approximately $1.1 billion as of December 31, 1997.

     o    Expanded the Company's mortgage servicing portfolio:
          ---------------------------------------------------
          As of December 31, 1997, CRIIMI MAE Services Limited Partnership (the "Services Partnership") was responsible for a variety of servicing functions on a mortgage loan portfolio of approximately $16.5 billion of collateral underlying its CMBS, certain government insured and other mortgage assets, as compared to approximately $6.4 billion as of December 31, 1996. These functions primarily include special servicing and other asset monitoring services for substantially all of the collateral underlying its CMBS assets. Providing these services, allows CRIIMI MAE to inspect and monitor performance and manage any problem asset issues. In addition, for a portion of its servicing portfolio, CRIIMI MAE performs master servicing (on a pool of approximately $2.2 billion) and other loan servicing which entails gathering data from other servicers or borrowers and reporting to investor trustees. As of December 31, 1997, the weighted average fee earned from servicing functions was approximately 4 basis points on the total servicing portfolio of $16.5 billion.

     o    Expanded CRIIMI MAE's commercial mortgage origination program:
          --------------------------------------------------------------
          In June 1997, CRIIMI MAE expanded its commercial mortgage origination capabilities with the launch of its "no-lock" loan program. The fixed-rate program allows borrowers the flexibility to prepay loans at any time by paying a predetermined schedule of prepayment penalties. The Company intends to securitize the originated commercial loans.
          In connection with any such securitization, CRIIMI MAE will acquire and retain the mortgage loans on its books with the intent to hold the loans until maturity or prepayment. The Company will finance a portion of the loans by creating and placing investment grade securities backed by these loans with investors. The
          Company will retain the balance of the cash flow, as well any prepayment penalties. CRIIMI MAE will also serve as master and special servicer for the loan pool. As of December 31, 1997, CRIIMI MAE has closed loans totaling approximately $210 million with a weighted average interest rate of 7.54% in conjunction with its "no-lock" program and has four origination offices to facilitate the program's growth. CRIIMI MAE expects to complete its first securitization of originated commercial loans during the second quarter of 1998. Additionally, in conjunction with the loan origination program, the Company intends to continue to develop its mezzanine loan program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

     o    Explored alternatives that provide the Company with more
          financial flexibility:
          ---------------------------------------------------------
          During September 1997, the Company entered into a new three-year master assignment agreement with a lender to finance up to $200 million of additional and/or existing lower-rated subordinated CMBS. In early 1998, this agreement was amended to provide up to $350 million in secured borrowings. Additionally, during the fourth quarter of 1997, CRIIMI MAE amended an existing master repurchase agreement entered into with a lender to provide for up to $300 million in secured borrowings and extend its term to December 2000.

Business Strategy
-------------------
     CRIIMI MAE believes that its position as a leading purchaser of Subordinated CMBS, combined with its commercial loan servicing and origination capabilities and its access to the capital markets, provides the Company with a competitive advantage to capitalize on current opportunities existing in the securitized debt market. Significant elements of CRIIMI MAE's current business strategy are summarized below:

o    Increase its portfolio of Subordinated CMBS:
     ---------------------------------------------
     CRIIMI MAE intends to acquire additional Subordinated CMBS, aggregating total purchase price of at least $600 million in 1998, which the Company believes is and will continue to be an attractive real estate investment opportunity for the Company. The Company believes that its loan origination, servicing and underwriting capabilities are competitive advantages as the Company competes against other investors for the acquisition of Subordinated CMBS.

o    Originate commercial mortgage loans:
     ------------------------------------
     CRIIMI MAE will continue its efforts to originate and/or acquire commercial mortgage loans which are intended to be pooled for securitization. The Company expects to complete the first securitization, anticipated to exceed $350 million, during the second quarter of 1998. Additionally, in late 1998, the Company intends to complete another, larger, securitization. As previously discussed, in conjunction with this securitization, CRIIMI MAE will acquire and retain the mortgage loans on its books with the intent to hold the loans long-term. The Company will finance a portion of the loans by creating and placing investment grade securities with investors. The Company will retain the balance of the cash flow. CRIIMI MAE will also serve as master and special servicer for the loan pool.

o    Expand the Company's servicing portfolio:
     -----------------------------------------
     In conjunction with the Company's anticipated growth in the loan origination program and Subordinated CMBS acquisitions, the servicing portfolio will increase accordingly. The additional servicing will provide the Company with the rights to actively oversee and manage its assets, as well as generate additional income.

o    Resecuritize Subordinated CMBS:
     -------------------------------
     CRIIMI MAE intends to periodically resecuritize Subordinated CMBS. By resecuritizing a substantial portion of the Subordinated CMBS in its portfolio, CRIIMI MAE believes it will better match the maturities of its

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

     liabilities and assets as such resecuritization transactions allow the Company to refinance floating-rate, recourse debt with longer-term fixed-rate debt, and generate additional proceeds to fund growth. During the second quarter of 1998, CRIIMI MAE intends to resecuritize Subordinated CMBS with a face amount in excess of $1.5 billion, match-fund approximately one-third of the face amount of the Subordinated CMBS pledged, and generate excess proceeds to fund a portion of its 1998 business plan.

o    Access Capital Markets
     ----------------------
     The Company expects to raise equity capital during 1998 through the issuance of both common and preferred equity, the net proceeds of which are intended to be used primarily to purchase Subordinated CMBS and fund a portion of loans originated through CRIIMI MAE's "no-lock" program.

Corporate Structure
----------------------
     As a result of a shareholder-approved merger transaction (the "Merger") with certain mortgage businesses affiliated with C.R.I., Inc. ("CRI") on June 30, 1995, CRIIMI MAE expanded its lines of business to include mortgage advisory services, mortgage servicing and mortgage origination. Through the Merger and as a result of employee additions, CRIIMI MAE has a team of real estate and financial professionals to take advantage of the opportunities available for expanded acquisition of uninsured mortgage and mortgage-related products and services. For further information with respect to the Merger, reference is made to Note 3 to the accompanying consolidated financial statements.

     In 1997, CRI Liquidating's Board of Directors and shareholders approved a plan of complete liquidation and dissolution. CRI Liquidating, in accordance with its business plan, sold its remaining mortgage assets and distributed the remaining assets after providing for its remaining liabilities. As of December 31, 1997, CRI Liquidating was completely dissolved.

     CRIIMI MAE is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company is currently evaluating Year 2000 compliance status of its suppliers and borrowers. In the event that any of the Company's significant suppliers or borrowers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

Results of Operations
------------------------
1997 Versus 1996
----------------
     Tax Basis Income
     ----------------
     CRIIMI MAE earned approximately $54.1 million in tax basis income available to common shareholders during 1997, a 39% increase from approximately $39.0 million earned in 1996. Tax basis earnings per share increased to $1.45 in 1997 from $1.27 in 1996. Ordinary income increased to $1.24 in 1997 from $1.00 in 1996. The primary factor for the increase in recurring income for 1997 as compared to 1996 was continued growth in CRIIMI MAE's portfolio of Subordinated CMBS. Partially offsetting these increases in income was a decrease in mortgage interest income due to the 1997 prepayment of nine mortgages held by CRIIMI MAE and its wholly owned subsidiaries and the disposition of 11 CRI Liquidating mortgage assets in accordance with its business plan. Additionally, an increase

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

in interest expense as a result of additional amounts borrowed to acquire Subordinated CMBS, as well as the higher interest rate on the long-term, fixed-rate debt, partially offset the above increase. The increase in income was partially offset by an increase in general and administrative expenses as a result of CRIIMI MAE's continued growth. Net capital gains resulting from the disposition of CRI Liquidating's mortgage assets, on a per share basis, decreased from $.27 per weighted average share in 1996 to $.21 per weighted average share in 1997.

     Financial Statement Net Income
     ------------------------------
     Net income available to common shareholders for financial statement purposes was approximately $47.7 million for 1997, a 50% increase from approximately $31.7 million for 1996. On a per basic share basis, financial statement net income increased to $1.29 per weighted average share for 1997 from $1.03 per weighted average share in 1996. The factors described in the preceding paragraph also impacted net income for financial statement purposes. Partially offsetting these increases to net income, but not affecting tax basis income, was the non-cash amortization of assets acquired in the Merger. Descriptions of the changes in financial statement net income are discussed below.

     Mortgage Income
     ---------------
     Mortgage income decreased by approximately $7.5 million or 13% to $49.4 million for 1997 from $56.9 million 1996. This decrease was principally due to the scheduled disposition of the remaining 11 mortgages of CRI Liquidating's mortgage assets in 1997 in accordance with its business plan. Also contributing to the decrease in mortgage income was the prepayment of nine mortgages held by CRIIMI MAE and its wholly owned subsidiaries (aggregating approximately $27 million of net book value) during 1997.

     CRIIMI MAE and its wholly owned subsidiaries own the following mortgage assets directly:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

                                                                As of December 31, 1997
                                                                -----------------------
                                               Number of
                                                Mortgage          Carrying        Effective         Weighted Average
                                                Assets             Value         Interest Rate       Remaining Term
                                               ---------        ------------     -------------      ----------------
CRIIMI MAE                                         5            $ 18,888,883         8.09%             34 years
CRIIMI MAE Financial Corporation                  48             189,759,543         8.39%             31 years
CRIIMI MAE Financial Corporation II               59             247,614,722         7.19%             29 years
CRIIMI MAE Financial Corporation III              37             148,850,593         8.05%             31 years
                                               ---------        ------------
  Total                                          149            $605,113,741
                                               =========        ============


                                                                As of December 31, 1996
                                                                -----------------------
                                               Number of
                                                Mortgage          Carrying        Effective         Weighted Average
                                                 Assets            Value         Interest Rate       Remaining Term
                                               ---------        ------------     -------------      ----------------
CRIIMI MAE                                         5            $ 18,527,970         8.09%             35 years
CRIIMI MAE Financial Corporation                  55             206,803,142         8.41%             31 years
CRIIMI MAE Financial Corporation II               59             249,969,567         7.19%             30 years
CRIIMI MAE Financial Corporation III              39             161,360,510         8.08%             32 years
CRI Liquidating(1)                                11              54,448,533        11.30%             25 years
                                               ---------        ------------
      Total                                      169            $691,109,722
                                               =========        ============

(1)  In January 1997, the Liquidating Company sold its remaining 11 mortgages, generating net proceeds of approximately $54 million which resulted in financial statement and tax basis gains of approximately $14 million.


Income From Subordinated CMBS
-----------------------------
     Income from Subordinated CMBS increased by approximately $38 million, or 91%, to $79.7 million during 1997 as compared to $41.7 million during 1996. This increase was a result of the acquisition of Subordinated CMBS at purchase prices aggregating approximately $554 million and $285 million during 1997 and 1996, respectively, as discussed in Note 7 to the consolidated financial statements.

     Generally accepted accounting principles require that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This currently results in income which is lower for financial statement purposes than for tax purposes. Based on the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the estimated weighted average anticipated unleveraged yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of December 31, 1997 and 1996, was approximately 11% and 12%, respectively. Although there can be no assurance, CRIIMI MAE anticipates the leveraged return on these mortgage assets for financial statement purposes will approximate 17% over the life of the Subordinated CMBS. This return was determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses and interest expense attributable to the financing of the rated tranches at current interest rates and current borrowing amounts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

     CRIIMI MAE's estimated returns on its Subordinated CMBS are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include the prevailing interest rates on the floating-rate debt used to finance a portion of the Subordinated CMBS, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the ability to renew repurchase agreements and the terms of any such renewed agreements and the availability of alternative financing. Further examples of these include the timing and magnitude of credit losses on the mortgage loans underlying the Subordinated CMBS that are a result of, among other things, the general condition of the real estate market (including competition for tenants and their related credit quality), the effect of loan prepayments on the value of the interest only strips and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the estimated yields, discussed above and elsewhere herein, will be achieved.

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

Equity in Earnings from Investments
-----------------------------------
     Equity in earnings from investments decreased by approximately $800,000 or 18% to $3.6 million during 1997 as compared to $4.4 million during 1996. The decrease was primarily due to a one-time receipt in the fourth quarter of 1996 of previously unpaid and unaccrued net servicing fees (approximately $1.4 million), received by Services Partnership on a group of multifamily loans.
This decrease was partially offset by higher income from Services Partnership, which resulted from additional servicing fee streams derived from the expanding servicing portfolio, which has grown to approximately $16.5 billion as of December 31, 1997 as compared to approximately $6.4 billion as of December 31, 1996. The increased servicing fee revenue was partially offset by increased general and administrative expenses associated with the growth in the servicing portfolio, as well as amortization of certain purchased servicing rights.

Other Investment Income
-----------------------
     Other investment income decreased by approximately $300,000 or 10% to $2.6 million during 1997 as compared to $2.9 million during 1996. The decrease was primarily attributable to decreases in short-term interest income earned by CRIIMI MAE Financial Corporation III during 1997 as compared to 1996 due to higher prepayment proceeds received and invested during 1996.

Interest Expense
----------------
     Interest expense increased by approximately $14.8 million or 24% to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

approximately $77.9 million for 1997 from approximately $63.1 million for 1996. This increase was principally a result of additional amounts borrowed in connection with the acquisition of Subordinated CMBS during 1997 and to a lesser extent, the marginally higher cost of debt on the $142 million fixed-rate, match-funded financing of December 1996. These increases were partially mitigated by temporary paydowns of repurchase agreements during 1997 pending the purchase of additional Subordinated CMBS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

General and Administrative Expenses
-----------------------------------
     General and administrative expenses increased by approximately $2.2 million or 29% to $9.6 million for 1997 as compared to $7.4 million for 1996. The increase in general and administrative expenses during these periods is primarily the result of the continual growth of CRIIMI MAE's commercial mortgage operations, particularly in late 1996 and throughout 1997.

Gains/Losses on Mortgage Dispositions
-------------------------------------
     During 1997, CRI Liquidating disposed of its remaining 11 mortgage assets and its interest in three limited partnership participation agreements resulting in net gains of approximately $17.4 million for financial statement purposes. These net gains were partially offset by nine prepayments of mortgage assets held by CRIIMI MAE and its subsidiaries which resulted in financial statement net losses of $52,000. This compares to the disposition of 11 CRI Liquidating mortgage assets resulting in financial statement net gains of approximately $9.7 million and 10 CRIIMI MAE mortgage prepayments resulting in net losses of $91,000 during 1996. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period. The proceeds realized from the disposition of mortgage assets are based on the net coupon rates of the specific mortgages disposed of in relation to prevailing long-term interest rates at the date of disposition.

Results of Operations
---------------------
1996 Versus 1995
----------------
     Tax Basis Income
     ----------------
     CRIIMI MAE earned approximately $39.0 million in tax basis income available to common shareholders during 1996, a 54% increase from approximately $25.3 million earned in 1995. Tax basis earnings per share increased to $1.27 in 1996 from $.89 in 1995. Ordinary income increased from $.70 in 1995 to $.96 in 1996.

     The primary factor for the increase in tax basis income was the increase in earnings from CRIIMI MAE's growing portfolio of Subordinated CMBS. In addition, to a smaller extent, equity in earnings from investments increased as a result of the increased revenues from the investment in Services Partnership due principally to the one-time receipt in the fourth quarter 1996 of approximately $1.4 million, net, which represented previously unpaid servicing fees on a group of multifamily loans. Also contributing to the increase in equity in earnings in 1996 was the additional servicing fees earned in conjunction with purchases of Subordinated CMBS. Partially offsetting these increases in tax basis income were a decrease in mortgage interest earned due to the 1996 prepayment of ten mortgages held by CRIIMI MAE and its wholly owned subsidiaries and the disposition of 11 CRI Liquidating mortgage assets in accordance with its business plan. Additionally, an increase in interest expense as a result of additional amounts borrowed to acquire Subordinated CMBS, as well as the higher interest rate on the longer-term, fixed-rate debt, also partially offset the above increases. Annual and incentive fees paid to CRIIMI MAE's former adviser, CRI Insured Mortgage Associates Adviser Limited Partnership ("the Adviser"), decreased as a result of the termination of the CRIIMI MAE advisory agreement in connection with the Merger. The decrease in CRIIMI MAE's annual and incentive fees was offset by an increase in general and administrative expenses resulting from the June 1995 Merger and CRIIMI MAE's growth during 1995 and 1996. Net capital gains increased from $.19 per weighted average share in 1995 to $.31 per weighted average share in 1996, of which, $.19 and $.27, respectively, were a result of mortgage dispositions made by CRI Liquidating REIT, as discussed below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

     Financial Statement Net Income
     ------------------------------
     Net income available to common shareholders for financial statement purposes was approximately $31.7 million for 1996, a 71% increase from approximately $18.5 million for 1995. On a per basic share basis, financial statement net income increased to $1.03 per weighted average share for 1996 from $.65 for 1995. The factors described in the preceding paragraph also impacted net income for financial statement purposes. Partially offsetting these increases to net income, but not affecting tax basis income, was the non-cash amortization of assets acquired in the Merger, along with the significant 1995 adjustment to hedges for valuation and sales. Descriptions of the changes in financial statement net income are discussed below.

     Mortgage Income
     ---------------
     Mortgage income decreased by approximately $9.2 million or 14% to approximately $56.9 million for 1996 from approximately $66.1 million 1995.
This decrease was principally due to the disposition of a significant portion of CRI Liquidating's mortgage assets in 1996. Also contributing to the decrease in mortgage income was the prepayment of ten mortgages held by CRIIMI MAE and its wholly owned subsidiaries (aggregating approximately $52 million of net book value) during 1996. These prepayments resulted in net losses of approximately $91,000 which are included in losses on mortgage dispositions on the accompanying consolidated statement of income.

Income from Subordinated CMBS
-----------------------------
     Income from Subordinated CMBS increased by approximately $30.6 million, or 276%, to approximately $41.7 million during 1996 as compared to approximately $11.1 million during 1995. This increase was a result of the acquisition of Subordinated CMBS at purchase prices aggregating approximately $525 million during 1996 and 1995.

     Generally accepted accounting principles require that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This currently results in income which is lower for financial statement purposes than for tax purposes. Based on the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the weighted average anticipated unleveraged yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of December 31, 1996 and 1995 is approximately 12%. Although there can be no assurance, CRIIMI MAE anticipates the leveraged return on these mortgage assets for financial statement purposes will approximate 21% over the life of the Subordinated CMBS. This return was determined based on the anticipated yield of the Subordinated CMBS, which considers, among other things, anticipated losses, net of interest expense attributable to the financing of the rated tranches at current interest rates and borrowing amounts. CRIIMI MAE's estimated returns on its Subordinated CMBS are based upon a number of assumptions that are currently subject to certain business and economic uncertainties and contingencies (as previously discussed).

Equity in Earnings from Investments
-----------------------------------
     Equity in earnings from investments increased by approximately $1.8 million or 71% to $4.4 million during 1996 as compared to $2.6 million during 1995. The increase was primarily due to increases in earnings from the Services Partnership as a result of a one-time receipt in the fourth quarter of 1996 of previously unpaid and unaccrued net servicing fees (approximately $1.4 million) on a group of multi-family loans, as well as servicing fees earned in connection with additional acquisition of Subordinated CMBS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

Other Investment Income
-----------------------
     Other investment income increased by approximately $635,000 or 28% to $2.9 million during 1996 as compared to $2.3 million during 1995. This increase was primarily attributable to income earned from the short-term investment of CRIIMI MAE mortgage disposition proceeds pending pay down of the related securitized debt. During 1996, ten CRIIMI MAE mortgages prepaid resulting in net proceeds of approximately $52 million as compared to the 1995 disposition of six CRIIMI MAE mortgages resulting in net proceeds of approximately $14 million. Other investment income from CRI Liquidating did not change significantly. Partially offsetting this increase to other investment income was a decrease in fees recognized related to the setup of servicing assets during 1996 as compared to 1995.

Interest Expense
----------------
     Interest expense increased by approximately $13.2 million or 27% to approximately $63.1 million for 1996 from approximately $49.9 million for 1995. This increase was principally a result of additional amounts borrowed in connection with the acquisition of Subordinated CMBS during 1996 and 1995 and the higher rate on the longer-term, fixed-rate financings completed in the fourth quarter of 1995. Although the December 1996 refinancing resulted in a marginally higher cost of debt than the repurchase agreement cost, the impact on 1996 earnings was insignificant. Partially offsetting these increases was a reduction in interest expense as a result of the expiration of interest rate collars in 1995 and the temporary use of proceeds from equity offerings of $52.8 million to paydown repurchase agreement debt pending purchase of Subordinated CMBS.

General and Administrative Expenses
-----------------------------------
     General and administrative expenses increased by approximately $2.1 million or 40% to $7.4 million for 1996 as compared to $5.3 million for 1995. This increase was primarily due to a full year of certain expenses in 1996 as compared to only six months of expenses in 1995, as well as due to the continued growth of CRIIMI MAE's commercial mortgage operations during 1996 and 1995.

Fees to Related Party
---------------------
     Total fees to related party were comprised of annual fees and incentive fees paid to CRIIMI MAE's former Adviser and CRI Liquidating's Adviser. From inception through June 30, 1995, the Adviser received certain fees for managing CRIIMI MAE's portfolio. In connection with the Merger, effective June 30, 1995, CRIIMI MAE was no longer required to pay any fees to the Adviser. The Adviser continues to receive fees for managing CRI Liquidating's portfolio.

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

Adjustment to Hedges for Valuation and Sales
--------------------------------------------
     During 1996, CRIIMI MAE recognized a charge to income for adjusting hedges to fair value of $179,000, which compares to $2.4 million recognized during 1995 due to the sale and/or termination of certain of its interest rate cap agreements and credit facilities, along with charges to income to adjust the hedges to fair value.

Gains/Losses on Mortgage Dispositions
-------------------------------------
     Net gains on mortgage dispositions increased by approximately $8.1 million, or 540%, to approximately $9.6 million for 1996 from approximately $1.5 million for 1995. Gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgages disposed of during the period. The proceeds realized from the disposition of a mortgages are based on the net coupon rates of the specific mortgage assets disposed of in relation to prevailing long-term interest rates at the date of disposition. The increase in net gains on mortgage dispositions is due primarily to the disposition of CRI Liquidating mortgages for 1996 as compared to 1995 (the net losses on the disposition of CRIIMI MAE mortgages did not change materially for 1996 as compared to 1995). During 1996, 11 CRI Liquidating mortgage assets were disposed of resulting in net financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million. This compares to the disposition of 22 CRI Liquidating mortgage assets during 1995 that generated net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million.

Cash Flow
---------
1997 Versus 1996
----------------
     Net cash provided by operating activities decreased for 1997 as compared to 1996 primarily due to a net increase in receivables and other assets. The majority of the increase is a result of CRIIMI MAE funding (approximately $31 million) the estimated subordinate class of loans originated through its "no-lock" program. Additionally, interest receivable on Subordinated CMBS increased as a result of the 1997 acquisitions. Partially offsetting this decrease is an increase in net income, as previously discussed.

     Net cash used in investing activities increased for 1997 as compared to 1996. The increase is primarily due to an increase in purchases of Subordinated CMBS, decreased proceeds from mortgage dispositions and increased purchases of servicing rights.

     Net cash provided by financing activities increased for 1997 as compared to 1996 primarily due to increased proceeds from debt issuances, net of principal payments. Additionally, proceeds from equity offerings increased primarily as a result of the various stock offerings in 1997. The net proceeds from debt issuances and equity offerings were used primarily to fund additional CMBS purchases, and, to a lesser extent, fund the estimated subordinate class of loans originated through CRIIMI MAE's "no-lock" program. Partially offsetting the increase was an increase in dividends paid resulting from increased net income.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Financial Flexibility
--------------------
     To meet its capital requirements, CRIIMI MAE uses proceeds from long-term, fixed-rate debt refinancings, repurchase agreements, other borrowings, issuances of common and preferred capital stock and an unsecured working capital line of credit. During 1997, the Company raised aggregate net proceeds of approximately $208 million through the issuance of capital stock and senior unsecured notes. During March 1997, CRIIMI MAE completed a public offering of Common Shares resulting in net proceeds of approximately $75 million. In September 1997, the Company issued Cumulative Convertible Preferred Stock resulting in net proceeds of approximately $15 million. In October 1997, the Company completed an offering of Common Shares which resulted in net proceeds of approximately $20 million. Additionally, in November 1997, CRIIMI MAE issued 5-year, senior unsecured notes, which resulted in net proceeds of approximately $98 million.

     In general, CRIIMI MAE initially funds a significant portion of its Subordinated CMBS acquisitions with short-term, variable-rate debt. CRIIMI MAE's financing strategy is to refinance a significant portion of this short-term variable-rate acquisition debt with fixed-rate debt having maturities that match those of the underlying collateral through resecuritizations of its Subordinated CMBS. In December 1996, CRIIMI MAE completed the first resecuritization of its Subordinated CMBS portfolio, which refinanced $142 million of short-term variable-rate debt with fixed-rate match-funded debt, thereby substantially reducing the impact of fluctuating interest rates on that portion of its debt. The Company intends to periodically enter into a similar resecuritization or refinancing, after accumulating a sufficient pool of Subordinated CMBS, with the next such refinancing scheduled to occur in the second quarter of 1998. Additionally, the Company replaced other floating-rate debt with fixed-rate, match-funded debt through three separate refinancings

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

during the second half of 1995. As of December 31, 1997, approximately 49% of CRIIMI MAE's consolidated debt was fixed-rate, match-funded debt.

     The Company's ability to execute its business strategy, including the acquisition of additional Subordinated CMBS, and its loan origination and securitization program, depends to a significant degree on its ability to obtain additional indebtedness and equity capital. Factors which could affect the Company's access to the capital markets, or the costs of such capital, include changes in interest rates, general economic conditions and the perception in the capital markets of the Company's business, results of operations, leverage, financial condition and business prospects. Each of these factors is to a large extent subject to economic, financial, competitive and other factors beyond the Company's control. In addition, covenants under the Company's current and future debt securities and credit facilities, may significantly restrict the Company's ability to incur additional indebtedness and to issue stock. The Company's ability to repay its outstanding indebtedness at maturity may depend on its ability to refinance such indebtedness, which could be adversely affected if the Company does not have access to the capital markets for the sale of additional debt or equity securities through public offerings or private placements on terms reasonably satisfactory to the Company.

     The Company's financial flexibility is also affected by its ability to borrow money in sufficient amounts and on favorable terms and by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As previously discussed, in September 1997, CRIIMI MAE entered into a three-year master assignment agreement with a lender to finance up to $200 million of additional and/or existing investments in lower-rated Subordinated CMBS. In early 1998, this agreement was amended to finance up to $350 million in secured borrowings. Outstanding borrowings under this master assignment agreement are secured by the financed Subordinated CMBS. In addition, in early 1996, CRIIMI MAE entered into a three-year master repurchase agreement with a lender to finance up to $200 million of additional and/or existing investments in lower-rated Subordinated CMBS. During late 1997, CRIIMI MAE amended this agreement to provide up to $300 million in secured borrowings and extend the term to December 2000. CRIIMI MAE expects to further amend this agreement during March 1998 to provide financing for up to $450 million in secured borrowings.

     For the year ended December 31, 1997, CRIIMI MAE's weighted average cost of borrowing (including amortization of discounts and deferred financing fees of approximately $3.9 million) was approximately 7.68%. As of December 31, 1997, CRIIMI MAE's debt-to-equity ratio was approximately 3.2 to 1.0 Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0.

     CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the floating-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have increased interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged; however, there can be no assurance that the Company will be able to do so. As of December 31, 1997, approximately 87% of CRIIMI MAE's outstanding floating-rate debt is hedged with interest rate cap agreements that have a weighted average strike price of approximately 6.6% and a weighted average remaining term of 1.9 years. The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and in certain circumstances, increases in interest rates, changes in market spreads or decreases in credit quality of underlying assets. Due to the aforementioned factors, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. From time

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

to time, the Company has been required to fund such additional collateral needs. In each instance and currently, the Company has had adequate unencumbered assets to meet its operating, investing and financing requirements, and management continually monitors the levels of unencumbered collateral. However, no assurance can be made that such amounts of unencumbered assets will continue to be available. If the Company has insufficient collateral to fund such requirements, the Company could default on its obligations which may result in a material adverse effect on the Company.

     CRIIMI MAE's repurchase agreements are executed through a sale of securities with a simultaneous agreement to repurchase them in the future at the same price plus a contracted rate of interest. The Company adopted Statement of Financial Accounting Standard 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in 1997 which has certain criteria for repurchase agreements to be accounted for as a financing as opposed to a sale. The criteria for repurchase agreements do not need to be implemented until 1998. The Company's repurchase agreements qualify as financings and are accounted for as such. If the counterparty to the repurchase agreement defaults on its obligation to sell the securities back to CRIIMI MAE, then CRIIMI MAE could suffer an economic loss. At December 31, 1997, CRIIMI MAE had repurchase agreements with German American Capital Corporation, Lehman Brothers Commercial Paper, First Union National Bank of North Carolina, Nomura Bermuda, Ltd., Morgan Stanley International Co., Ltd., Merrill Lynch Mortgage Capital Inc., Citicorp Securities Inc. and DLJ Mortgage Capital Inc.

Dividends
---------
     Tax basis income, as well as financial statement net income, and recurring earnings increased for the year 1997 as compared to 1996, and as a result, total dividends increased. Specifically, stock dividends on common shares were $.35 per share in each of the first three quarters of 1997 and $.37 per share for the fourth quarter, for a total common stock dividend of $1.42 per share. This compares to stock dividends on common shares of $0.30 per share in each of the first three quarters of 1996 and $0.32 per share paid for the fourth quarter of 1996, for a total dividend of $1.22 per share. Dividends paid on shares of the Company's Series B Cumulative Convertible Preferred Shares were $0.797 per quarter for the first three quarters of 1997 and $0.845 per share for the fourth quarter of 1997. Dividends totaling $50,848 were paid on the Series A Cumulative Convertible Preferred Shares for the quarter ended March 31, 1997. For the third and fourth quarters of 1997, dividends totaling $269,531 were paid on the Series C Preferred Shares. Dividends paid on Series B Preferred Shares were $0.68 per share for the third quarter of 1996 and $.727 per share for the fourth quarter. Dividends totaling $128,546 were paid on Series A Preferred Shares for the year ended 1996. There were no Preferred Shares outstanding prior to the third quarter of 1996 and no Series A Preferred Shares outstanding subsequent to March 31, 1997.

     Although the mortgage assets held by CRIIMI MAE and its subsidiaries yield a fixed monthly payment once purchased, the cash dividends paid by CRIIMI MAE and by its subsidiaries may vary during each period due to several factors.
Some of the factors which impact CRIIMI MAE's dividend include (i) the level of income earned on CRIIMI MAE's or its subsidiaries' mortgage security collateral, depending on defaults, prepayments, etc., (ii) the level of income earned on uninsured mortgage assets, such as Subordinated CMBS and originated loans, which varies depending on defaults, prepayments, etc., (iii) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate CRIIMI MAE pays on its other borrowings, (iv) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends, (v) the yield at which principal from scheduled monthly mortgage asset payments, mortgage dispositions and distributions from its subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

can be reinvested, (vi) changes in operating expenses, (vii) dividends paid on preferred shares and (viii) through 1997 the distributions which CRIIMI MAE received on its CRI Liquidating shares. CRIIMI MAE's dividends will also be impacted by the timing and amounts of cash flows attributable to its other lines of business: mortgage servicing, advisory and origination services.

REIT Status
-----------
     CRIIMI MAE and CRI Liquidating have qualified and CRIIMI MAE intends to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code. As a REIT, CRIIMI MAE does not pay taxes at the corporate level. Qualification for treatment as a REIT requires CRIIMI MAE to meet certain criteria, including certain requirements regarding the nature of their ownership, assets, income and distributions of taxable income. CRIIMI MAE, however, may be subject to tax at normal corporate rates on net income or capital gains not distributed.

Investment Company Act
----------------------
     CRIIMI MAE intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the Securities and Exchange Commission ("SEC") and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the SEC, to qualify for this exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests. Pursuant to SEC staff interpretations, CRIIMI MAE's Government Insured Mortgage Assets are Qualifying Interests, but such investments currently comprise only approximately 32% of the Company's assets. Subordinated CMBS currently comprise approximately 59% of CRIIMI MAE's assets.

     The Company will acquire Subordinated CMBS only when such mortgage assets are collateralized by pools of first mortgage loans, when the Company can monitor the performance of the underlying mortgage loans through loan management and servicing rights, and when the Company has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, CRIIMI MAE believes that the related Subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, CRIIMI MAE believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest primarily in such Subordinated CMBS and/or in other Qualifying Interest. However, if the SEC or its staff were to take a different position with respect to whether CRIIMI MAE's Subordinated CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would comply with the Investment Company Act and be able to register as an investment company. In such event (i) modification of the Company's business plan so that it would not be required to register as an investment company would likely entail a disposition of a significant portion of the Company's Subordinated CMBS or the acquisition of significant additional assets, such as Government Insured Mortgage Assets, which are Qualifying Interests or (ii) modification of the Company's business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing the Company's indebtedness (including the possible prepayment of the Company's repurchase agreement financing and/or the Notes), which could also require it to sell a significant portion of its assets. No

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS - Continued

assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Any such modification of the Company's business plan could have a material adverse effect on the Company. Further, if it were established that the Company were an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties and that third parties could seek to obtain recission of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such results would be likely to have a material adverse effect on the Company and its ability to service its debt obligations.

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

     On February 3, 1998, the Company, the individual defendants and the Plaintiff executed a settlement agreement. Under the terms of the settlement agreement, the Company will neither make or receive any payments as a result of the settlement, but will make, upon court approval, certain disclosures and adopt a non-binding policy sought by the Plaintiff. The settlement agreement was preliminarily approved by the court on February 12, 1998. Stockholders of record as of February 3, 1998 will receive notice of the proposed settlement and will have until March 25, 1998 to file any objections. Final approval of the settlement is scheduled for April 9, 1998.

New Accounting Statements
-------------------------
     During 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities using a financial components approach that focuses on control. This statement provides consistent standards for distinguishing transfers of financial assets that are sold from transfers that are secured borrowings. Management has adopted this statement and such adoption has not been material to the financial statements.

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

     In February 1997, FASB issued SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 changes the requirements for calculation and disclosure of earnings per share. This statement eliminates the calculation of primary earnings per share and fully diluted earnings per share and requires the disclosure of basic earnings per share and diluted earnings per share. FAS 128 is effective for December 31, 1997 and prior periods have been restated to comply with the new disclosure.

     During 1997, FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. CRIIMI MAE's disclosures comply with the requirements of this statement.

     During 1997, FASB Issued SFAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be disclosed in a separate statement of income. This would include net income as currently reported by CRIIMI MAE adjusted for unrealized gains and losses related to CRIIMI MAE mortgages and IO CMBS accounted for as "available for sale". Net unrealized gains and losses on mortgage assets and IO CMBS are currently reported in the shareholders' equity section of the balance sheet. FAS 130 is effective beginning January 1, 1998.

     During 1997, FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographical areas and major customers. FAS 131 is effective for the year ending 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
  CRIIMI MAE Inc.

     We have audited the accompanying consolidated balance sheets of CRIIMI MAE Inc. (CRIIMI MAE) and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of CRIIMI MAE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRIIMI MAE and its subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Washington, D.C.
February 21, 1998

                                                        CRIIMI MAE INC.
                                                  CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                         1997                 1996
                                                     --------------       ------------
Assets:
  Mortgage assets:
    Mortgage security collateral, at
      amortized cost                                 $  586,224,858       $  618,133,219
    Subordinated CMBS, ($1,079,055,459
      and $564,335,400 at amortized cost,
      respectively)                                   1,114,479,846          564,335,400
    Mortgages, at fair value                             18,888,883           72,976,503

  Equity Investments                                     46,234,269           35,059,648

  Receivables and other assets                          105,368,838           65,774,174
  Cash and cash equivalents                               2,108,794           10,966,354
                                                     --------------       --------------
      Total assets                                   $1,873,305,488       $1,367,245,298
                                                     ==============       ==============

Liabilities:
  Securitized mortgage obligations:
    Mortgage security collateral                     $  559,363,321       $  590,222,369
    Subordinated CMBS                                   137,061,676          142,000,000
  Unsecured senior notes                                 99,877,695                   --
  Repurchase Agreements--Subordinated CMBS              585,379,360          241,137,588
  Other financing facilities                             33,250,000            8,897,880
  Payables and accrued expenses                          12,460,018           11,798,073
                                                     --------------       --------------
        Total liabilities                             1,427,392,070          994,055,910
                                                     --------------       --------------
Minority interests in
  consolidated subsidiaries                                 932,431           26,518,125
                                                     --------------       --------------
Shareholders' equity:
  Convertible preferred stock                                18,294               24,900
  Common stock                                              406,703              319,128
  Net unrealized gains on mortgages
    and Interest Only CMBS                                1,082,811            8,916,228
  Additional paid-in capital                            448,524,552          342,462,380
                                                     --------------       --------------
                                                        450,032,360          351,722,636

Less treasury stock, at cost-
  538,635 and 538,635 shares, respectively               (5,051,373)          (5,051,373)
                                                     --------------       --------------
        Total shareholders' equity                      444,980,987          346,671,263
                                                     --------------       --------------
        Total liabilities and shareholders'
          equity                                     $1,873,305,488       $1,367,245,298
                                                     ==============       ==============

                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

                                                      CRIIMI MAE INC.
                                             CONSOLIDATED STATEMENTS OF INCOME

                                                                   For the years ended December 31,
                                                            1997                  1996              1995
                                                        ------------         ------------       ------------

Income:
  Mortgage investment income                            $ 49,425,401         $ 56,911,670       $ 66,114,642
  Income from Subordinated CMBS                           79,669,816           41,713,126         11,104,576
  Equity in earnings from investments                      3,612,230            4,431,977          2,585,320
  Other investment income                                  2,609,354            2,898,646          2,263,813
                                                        ------------         ------------       ------------
                                                         135,316,801          105,955,419         82,068,351
                                                        ------------         ------------       ------------
Expenses:
  Interest expense                                        77,919,414           63,078,767         49,852,672
  General and administrative                               9,570,861            7,409,143          5,280,281
  Fees to related party                                       11,468              382,050          1,909,304
  Amortization of assets acquired in the Merger            2,877,564            2,881,824          1,435,356
  Adjustment to hedges for valuation and sales                28,250              178,750          2,393,106
  Provision for settlement of litigation                          --                   --           (656,127)
                                                        ------------         ------------       ------------
                                                          90,407,557           73,930,534         60,214,592
                                                        ------------         ------------       ------------
Income before mortgage dispositions and
  minority interests                                      44,909,244           32,024,885         21,853,759

Mortgage dispositions:
  Gains                                                   17,627,884           10,071,696          1,819,176
  Losses                                                    (284,403)            (470,336)          (317,578)
                                                        ------------         ------------       ------------
Income before minority interests                          62,252,725           41,626,245         23,355,357

Minority interests in net income of
  consolidated subsidiaries                               (8,065,109)          (6,386,388)        (4,821,268)
                                                        ------------         ------------       ------------

Net income                                              $ 54,187,616         $ 35,239,857       $ 18,534,089

Preferred dividends                                       (6,472,540)          (3,526,451)                --
                                                        ------------         ------------       ------------
Net income available to common
  shareholders                                          $ 47,715,076         $ 31,713,406       $ 18,534,089
                                                        ============         ============       ============

Earnings per share:
    Basic                                               $       1.29         $       1.03       $       0.65
                                                        ============         ============       ============

    Diluted                                             $       1.25         $       1.03       $       0.65
                                                        ============         ============       ============

Shares used in computing basic earnings
  per share, which excludes shares held
  in treasury                                             36,993,130           30,665,052         28,414,266
                                                        ============         ============       ============

                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

                                           CRIIMI MAE INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       For the years ended December 31, 1995, 1996 and 1997

                                                                Net
                                Preferred   Common Stock     Unrealized    Additional                                     Total
                                Stock Par       Par           Gains on      Paid-in     Undistributed     Treasury     Shareholders'
                                  Value        Value         Mortgages      Capital       Net Income        Stock        Equity
                                ---------   ------------   -------------  ------------  -------------    -----------  -------------
Balance, December 31, 1994      $      --   $    262,272   $  10,316,768  $244,224,984  $          --    $(4,762,103) $ 250,041,921

 Net income                            --             --              --            --     18,534,089             --     18,534,089
 Dividends of $0.65 per weighted
  average share                        --             --              --            --    (18,534,089)            --    (18,534,089)
 Return of capital of $0.27
  per weighted average share           --             --              --    (7,742,508)             --            --     (7,742,508)
 Adjustment to net unrealized
   gains                               --             --       5,821,881            --              --            --      5,821,881
Shares issued                          --         47,084              --    37,743,880              --                   37,790,964
Shares forfeited                       --             --              --            --              --      (208,315)      (208,315)
                                ---------   ------------   -------------  ------------  --------------   -----------  -------------
Balance, December 31, 1995             --        309,356      16,138,649   274,226,356              --    (4,970,418)   285,703,943

 Net income                            --             --              --            --      35,239,857             --    35,239,857
 Dividends paid on preferred
   shares                              --             --              --            --      (3,526,451)            --    (3,526,451)
 Dividends of $1.03 per weighted
  average share                        --             --              --            --     (31,713,406)            --   (31,713,406)
 Return of capital of $0.19
  per weighted average share           --             --              --    (5,842,422)             --             --    (5,842,422)
 Conversion of preferred stock into
  common stock                       (750)         7,446              --        (6,696)             --             --            --
 Stock options exercised               --          2,306              --     2,251,559              --             --     2,253,865
 Adjustment to net unrealized
  gains                                --             --      (7,222,421)           --              --             --    (7,222,421)
 Shares issued                     25,650             20              --    71,833,583              --             --    71,859,253
 Shares forfeited                      --             --              --            --              --        (80,955)      (80,955)
                                ---------   ------------   -------------  ------------  --------------   ------------ -------------
Balance, December 31, 1996         24,900        319,128       8,916,228   342,462,380              --     (5,051,373)  346,671,263

 Net income                            --             --              --            --      54,187,616             --    54,187,616
 Dividends paid on preferred
  shares                               --             --              --            --      (6,472,540)            --    (6,472,540)
 Dividends of $1.29 per weighted
  average common share                 --             --              --            --     (47,715,076)            --   (47,715,076)
 Return of capital of $0.13
  per weighted average share           --             --              --    (5,320,553)             --             --    (5,320,553)
 Conversion of preferred stock into
  common stock                     (8,106)        22,402              --       (14,296)             --             --            --
 Stock options exercised               --            738              --       623,393              --             --       624,131
 Adjustment to net unrealized
  gains (includes Interest Only
  CMBS)                                --             --      (7,833,417)           --              --             --    (7,833,417)
 Shares issued                      1,500         64,435              --   110,773,628              --             --   110,839,563
                                ---------   ------------   -------------  ------------  --------------   ------------ -------------
Balance, December 31, 1997      $  18,294   $    406,703   $   1,082,811  $448,524,552  $           --   $ (5,051,373)$ 444,980,987
                                =========   ============   =============  ============  ==============   ============ =============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                     CRIIMI MAE INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the years ended December 31,
                                                                           1997            1996            1995
                                                                       ------------   -------------    ------------
Cash flows from operating activities:
  Net Income                                                           $ 54,187,616    $ 35,239,857   $  18,534,089
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of discount and deferred financing
        costs on debt                                                     3,893,343       2,811,444       3,796,743
      Amortization of assets acquired in the Merger                       2,877,564       2,881,824       1,435,356
      Depreciation and other amortization                                   920,058         914,671         690,056
      Discount/Premium amortization on mortgage assets                     (451,758)       (880,349)     (1,482,052)
      Net gains on mortgage dispositions                                (17,343,481)     (9,601,360)     (1,501,598)
      Equity in (earnings)/loss from investments                         (3,426,545)     (4,471,575)         33,943
      Valuation adjustment to hedges                                         28,250         178,750       2,393,106
      Minority interests in earnings of consolidated subsidiary           8,065,109       6,386,388       4,821,268
      Changes in assets and liabilities:
        Increase in receivables and other assets                        (35,287,630)     (2,036,158)     (6,802,887)
        Increase (decrease) in payables and
          accrued expenses                                                  (41,921)        723,315      (2,416,667)
         Increase (decrease) in interest payable                          1,204,086         645,612      (1,880,727)
                                                                       ------------   -------------   -------------
          Net cash provided by operating activities                      14,624,691      32,792,419      17,620,630
                                                                       ------------   -------------   -------------
Cash flows from investing activities:
  Purchase of Subordinated CMBS                                        (553,913,225)   (285,419,093)   (239,211,572)
  Servicing rights contributed to Services Partnership                  (12,692,597)     (1,549,017)       (875,349)
  Purchase of Real Estate Owned Property                                 (4,146,652)             --              --
  Payment of deferred costs                                                (840,747)       (102,696)     (1,139,725)
  Purchase of mortgages and advances on construction loans                 (285,430)       (968,689)     (7,858,922)
  Proceeds from mortgage dispositions                                    83,492,408     109,055,010      64,451,314
  Receipt of principal payments                                          10,368,624       5,955,067       6,699,927
  Distributions received from equity investments                          4,463,485       7,303,081         501,909
  Other investing activities                                                     --         253,292         560,792
                                                                       ------------   -------------   -------------
         Net cash used in investing activities                         (473,554,134)   (165,473,045)   (176,871,626)
                                                                       ------------   -------------   -------------

Cash flows from financing activities:
  Proceeds from debt issuances                                          666,636,095     534,166,951   1,159,487,990
  Principal payments on debt obligations                               (235,394,131)   (407,793,958)   (941,677,058)
  Increase in deferred financing costs                                   (6,133,915)     (5,226,281)     (8,222,044)
  Dividends (including return of capital) paid to
    shareholders, including minority interests                          (86,499,860)    (68,190,257)    (52,723,404)
  Repurchase of common stock                                                     --              --        (208,315)
  Proceeds from issuance of convertible preferred stock                  15,000,000      71,859,253              --
  Proceeds from the issuance of common stock                             96,463,694       2,253,865      14,028,063
                                                                       ------------   -------------   -------------
         Net cash provided by financing activities                      450,071,883     127,069,573     170,685,232
                                                                       ------------   -------------   -------------
Net (decrease) increase in cash and cash equivalents                     (8,857,560)     (5,611,053)     11,434,236

Cash and cash equivalents, beginning of year                             10,966,354      16,577,407       5,143,171
                                                                       ------------   -------------   -------------
Cash and cash equivalents, end of year                                 $  2,108,794   $  10,966,354   $  16,577,407
                                                                       ============   =============   =============

                   The accompanying notes are an integral part of these consolidated financial statements.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     CRIIMI MAE Inc. (CRIIMI MAE) is a fully integrated commercial mortgage company structured as a self-administered real estate investment trust (REIT). CRIIMI MAE's portfolio of mortgage assets includes government insured and guaranteed mortgages secured by multifamily housing complexes located throughout the United States ("Government Insured Mortgage Assets") and uninsured commercial mortgage loans and ownership interests in subordinated commercial mortgage-backed securities ("Subordinated CMBS"). The Subordinated CMBS are purchased using a combination of debt and equity, are generally backed by first mortgages on multifamily and other commercial property and offer potential higher yields with increased risk. Before purchasing Subordinated CMBS, CRIIMI MAE and its affiliates utilize their multifamily and commercial real estate expertise to perform due diligence on the underlying collateral and require that certain control mechanisms, such as the ability to monitor the performance of the underlying mortgage loans, and control of workout/foreclosure proceedings, are in place. CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's capital stock.

     CRIIMI MAE owns 100% of multiple financing and operating subsidiaries (discussed in Notes 6 and 9) and various interests in other entities which either own or service mortgage assets.

     CRIIMI MAE has elected to qualify as a REIT for tax purposes. To qualify for tax treatment as a REIT under the Internal Revenue Code, CRIIMI MAE must meet certain income and asset tests and distribution requirements. CRIIMI MAE closely monitors its activities, its income and its assets in an effort to ensure that it maintains its qualification as a REIT.

     The Company intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the Securities and Exchange Commission ("SEC") and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the SEC, to qualify for this exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests. Pursuant to such SEC staff interpretations, CRIIMI MAE's Government Insured Mortgage Assets are Qualifying Interests. The Company will acquire Subordinated CMBS only when such mortgage assets are collateralized by pools of first mortgage loans, when the Company can monitor the performance of the underlying mortgage loans through loan management and servicing rights, and when the Company has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, CRIIMI MAE believes that the related Subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, CRIIMI MAE believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest primarily in such Subordinated CMBS and/or in other Qualifying Interests. However, if the SEC or its staff were to take a different position with respect to whether CRIIMI MAE's Subordinated CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would comply with the Investment Company Act and be able to register as an investment company. In such event,
(i) modification of the Company's business plan so that it would not be required

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization - Continued

to register as an investment company would likely entail a disposition of a significant portion of the Company's Subordinated CMBS or the acquisition of significant additional assets, such as Government Insured Mortgage Assets, which are Qualifying Interests or (ii) modification of the Company's business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing the Company's indebtedness (including the possible prepayment of the Company's repurchase agreement financing and/or the Notes), which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company's business plan could have a material adverse effect on the Company. Further, if it were established that the Company were an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties and that third parties could seek to obtain recission of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such results would be likely to have a material adverse effect on the Company.

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

     Reclassifications
     -----------------
          Certain amounts in the consolidated financial statements for the years ended December 31, 1996 and December 31, 1995 have been reclassified to conform to the 1997 presentation.

     Consolidation and Minority Interests
     ------------------------------------
          The consolidated financial statements reflect the financial position, results of operations and cash flows of CRIIMI MAE; CRI Liquidating; CRIIMI, Inc.; CRIIMI Management; CRIIMI MAE Financial Corporation; CRIIMI MAE Financial Corporation II; CRIIMI MAE Financial Corporation III; CRIIMI MAE QRS 1, Inc.; CRIIMI MAE Holding, Inc. and CRIIMI MAE Holding L.P. for all periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

          CRI Liquidating was dissolved as of December 31, 1997 and therefore CRIIMI MAE had no interest in that subsidiary as of December 31, 1997. However, CRIIMI MAE owned approximately 57% of CRI Liquidating throughout 1997 and as of December 31, 1996 and 1995, respectively. The ownership interests of the other shareholders in the equity and net income of CRI Liquidating are reflected as minority interests in the accompanying consolidated financial statements.

          Additionally, the 1% of equity and net income of CRIIMI MAE Holding

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

     Mortgages and Mortgage Security Collateral
     ------------------------------------------
          CRIIMI MAE's consolidated investment in mortgages and mortgage security collateral comprises participation certificates evidencing a 100% undivided beneficial interest in Government Insured Multifamily Mortgages issued or sold pursuant to programs of the Federal Housing Administration
     (FHA) (FHA-Insured Loans) and mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities). Payment of principal and interest on FHA-Insured Loans is insured by the U.S. Department of Housing and Urban Development (HUD) pursuant to Title 2 of the National Housing Act. Payment of principal and interest on GNMA Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

          CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II and CRIIMI MAE Financial Corporation III have the intent and ability to hold their mortgage assets until maturity. Consequently, all of their mortgage assets have been classified as Held to Maturity and continue to be recorded at amortized cost as of December 31, 1997. CRIIMI MAE's direct and indirect investments in mortgage security collateral (not included in the financing subsidiaries) are classified as Available for Sale. Accordingly, such assets are recorded at fair market value, with the difference between fair market value and amortized cost reflected as a component of shareholders' equity.

          The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage.

          Mortgage income comprises amortization of the discount plus the stated mortgage interest payments received or accrued less amortization of the premium.

     Subordinated CMBS
     -----------------
          CRIIMI MAE has the intent and ability to hold its Subordinated CMBS until maturity. Consequently, these mortgage assets are classified as Held to Maturity and are carried at amortized cost (except for Interest Only
     (IO) CMBS, discussed below). For Generally Accepted Accounting Principles ("GAAP") purposes, CRIIMI MAE recognizes income from Subordinated CMBS using the effective interest method, using the anticipated yield over the projected life of the investment. Changes in estimated yields are due to revisions in estimates of future credit losses, losses incurred and actual prepayment speeds. Changes in estimated yield resulting from prepayments are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the original investment date. CRIIMI MAE recognizes impairment on its Subordinated CMBS whenever it determines that the current estimate of expected future credit losses,

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

     exceeds future credit losses as originally projected. Impairment losses are determined by comparing the fair value of a Subordinated CMBS to its current carrying amount, the difference being recognized as a loss in the current period in the consolidated statement of income if the fair value is less than amortized cost. If future credit loss estimates are increased and the fair value of the related Subordinated CMBS is in excess of its carrying amount then the yield is adjusted to reflect the revised losses on a prospective basis. Reduced estimates of credit losses are recognized as an adjustment to the estimated yield over the remaining life of the Subordinated CMBS.

          CRIIMI MAE also holds commercial mortgage backed securities which pay interest only (IO) and are treated for financial statement purposes as
     Subordinated CMBS.   The IOs are classified as Available for Sale and are
     therefore carried at fair value. For GAAP purposes, CRIIMI MAE recognizes income using the effective interest method. At each reporting date, the effective yield is recalculated based on the amortized cost of the IO and the estimated future cash flows. This recalculated yield is then used to recognize income until the next reporting date. The amortized cost basis is then marked to market with any gain or loss reflected in the equity section of the balance sheet. CRIIMI MAE recognizes impairment whenever it determines that the present value of the expected cash flow stream discounted at the risk free rate for an instrument with comparable duration is less than the amortized cost basis. Impairment losses are recognized as a loss in the current period in the consolidated statement of income thereby establishing a new cost basis in the IO CMBS.

     Equity Investments
     ------------------
          CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, owns all of the general partnership interests in the AIM Funds. The AIM Funds own mortgage assets which are substantially similar to those owned by CRIIMI MAE. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges among the AIM Funds from 2.9% to 4.9%) from each of the AIM Funds. In addition, CRIIMI MAE indirectly owns a limited partnership interest in the adviser to the AIM Funds. CRIIMI MAE is utilizing the equity method of accounting for its investment in the AIM Funds and advisory partnership, which provides for recording CRIIMI MAE's share of net earnings or losses in the AIM Funds and advisory partnership reduced by distributions from the limited partnerships and adjusted for purchase accounting amortization. In connection with the Merger, discussed below in Note 3, CRIIMI MAE acquired an additional 10% interest in the adviser to the AIM Funds.

          CRIIMI MAE accounts for its investment in the CRIIMI MAE Services, Inc. ("Services Inc.") under the equity method because it does not own the voting common stock of the Services Inc.

          CRIIMI MAE's general partner investment in the Services Partnership is accounted for under the equity method since the limited partner, Services Inc., has the right to approve any significant actions that are required to manage the Services Partnership. As of December 31, 1997, CRIIMI MAE held a 73% general partnership interest in the Services Partnership. As of January 1, 1998, the Board of Directors of the Services Inc. has withdrawn its interest as Limited Partner of the Services Partnership and deems it advisable and in its best interest to become the general partner of the Partnership; and CRIIMI MAE Management, Inc. has withdrawn its interest as general partner and deems it advisable and in the best interest of the

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

     Corporation to become the limited partner of the Partnership. This change has no effect on the accounting for this investment.

     Receivables and Other Assets
     ----------------------------
          Receivables and Other Assets primarily include merger related costs, deferred financing costs, interest receivables and a deposit account, as further discussed below. Additionally, included in Receivables and Other Assets is Real Estate Owned (REO) property acquired through foreclosure that will be held for the long-term. In June 1997, CRIIMI MAE acquired a real estate property in a foreclosure sale from a CMBS trust. CRIIMI MAE also serves as the special servicer and owns a portion of the subordinated tranches in the same trust. As of December 31, 1997, CRIIMI MAE's investment in REO property totaled approximately $4.1 million. REO property acquired through foreclosure is recorded at fair value on the date of foreclosure. Such assets will be evaluated for impairment by the Company when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At such time, if the expected future undiscounted cash flows from the property are less than the cost basis, the assets will be marked down to fair value. Costs relating to development and improvement of property are capitalized, provided that the resulting carrying value does not exceed fair value. Costs relating to holding the assets are expensed.

          The Merger assets acquired and costs incurred in connection with the Merger were recorded using the purchase method of accounting. The amounts allocated to the assets acquired were based on management's estimate of their fair values, with the excess of purchase price over fair value allocated to goodwill. The AIM subadvisory contracts and the mortgage servicing contracts transferred to the Services Partnership are amortized using the effective interest method over 10 years. This amortization is reflected through CRIIMI MAE's equity in earnings from investments. The remaining assets acquired by CRIIMI MAE, including goodwill, are amortized using the straight-line method over ten years.

          Deferred costs which are costs incurred in connection with the establishment of CRIIMI MAE's financing facilities are amortized using the effective interest method over the terms of the borrowings. Also included in deferred costs are mortgage selection fees, which were paid to the Adviser or were paid to the former general partners or adviser to the predecessor entities of CRI Liquidating (collectively, the CRIIMI Funds). These deferred costs are being amortized using the effective interest method on a specific mortgage basis from the date of the acquisition of the related mortgage over the term of the mortgage from CRIIMI MAE. Upon disposition of a mortgage, the related unamortized fee is treated as part of the mortgage asset carrying value in order to measure the gain or loss on the disposition.

          Costs incurred in connection with the loan origination program are netted against any origination fees received and the net amount is deferred and will be recognized using the effective interest method over the life of the intended securitization of the loans. These costs include a one-time fee to the financial institution and direct costs of originating the loans for the program. In addition, the Company is required to fund the estimated subordinate levels for the securitization of the loans originated through its "no lock" program, which approximates 15% of each loan amount. This subordinated level is held as a deposit at the financing institution. Due to the financial institution taking title to the loans during the

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

     warehouse period and bearing substantive risk for the investment portion of each loan, the originated loans are not recorded on the Company's balance sheet during the warehouse period.

     Discount on Securitized Mortgage Obligation Issuances
     -----------------------------------------------------
          Discounts incurred in connection with the issuance of debt are amortized using the effective interest method over the projected term of the related debt, which is based on management's estimate of prepayments on the underlying collateral, and are included as a component of interest expense.

     Interest Rate Protection Agreements
     -----------------------------------
          CRIIMI MAE acquires interest rate protection agreements to reduce its exposure to interest rate risk. The costs of such agreements which qualify for hedge accounting are included in other assets and are amortized over the interest rate agreement term. To qualify for hedge accounting, the interest rate protection agreement must meet two criteria: (i) the debt to be hedged exposes CRIIMI MAE to interest rate risk and (ii) the interest rate protection agreement reduces CRIIMI MAE's exposure to interest rate risk. In the event that interest rate protection agreements are terminated, the associated gain or loss is deferred over the remaining term of the agreement, provided that the underlying hedged asset or liability still exists. Amounts to be paid or received under interest rate protection agreements are accrued currently and are netted with interest expense for financial statement presentation purposes. Additionally, in the event that interest rate protection agreements do not qualify as hedges, such agreements are reclassified to be investments accounted for at fair value, with any gain or loss included as a component of income.

     Shareholders' Equity
     --------------------
          CRIIMI MAE has authorized 60,000,000 shares of $.01 par value common stock and has issued 40,131,551 and 31,374,163 shares as of December 31, 1997 and 1996, respectively. All shares issued, exclusive of the shares held in treasury, are outstanding. As of December 31, 1997 and 1996, 7,346 shares were held for issuance pending presentation of predecessor units and were considered outstanding.

          CRIIMI MAE has authorized 25,000,000 Shares of $.01 par value convertible Preferred Stock, of which 150,000 shares have been classified as Series A Preferred Shares and 3,000,000 shares have been classified as Series B Preferred Shares and 300,000 shares have been classified as Series C Preferred Shares. At December 31, 1997, CRIIMI MAE had no Series A Preferred Shares outstanding, 1,679,376 Series B Preferred Shares outstanding and 150,000 Series C Preferred Shares outstanding.

     Income Taxes
     ------------
          CRIIMI MAE and CRI Liquidating have qualified and intend to continue to qualify as REITs under Sections 856-860 of the Internal Revenue Code. As REITs, CRIIMI MAE and CRI Liquidating do not pay taxes at the corporate level. Qualification for treatment as REITs requires CRIIMI MAE and CRI Liquidating to meet certain criteria, including certain requirements regarding the nature of their ownership, assets, income and distributions of taxable income. The income from certain CRIIMI MAE activities, origination and servicing, will not be considered as Qualifying income

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

     under Section 856. CRIIMI MAE will monitor and minimize the levels of Non-Qualifying income in order to meet REIT Qualification criteria.

          CRIIMI MAE intends to distribute substantially all of their taxable income, and accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements. In 1997 and 1996, CRIIMI MAE generated $.0977 and $0.003 per common share, respectively, of excess inclusion income from its December 1996 refinancing. The excess inclusion income is taxable at the shareholder level, as CRIIMI MAE intends to distribute substantially all of its taxable income. Excess inclusion cannot be offset by a net operating loss and is considered unrelated taxable business income under Section 511. CRIIMI MAE and CRI Liquidating, however, may be subject to tax at normal corporate rates on net income or capital gains not distributed.

     Per Share Amounts
     -----------------
          Basic earnings per share amounts for 1997, 1996 and 1995 represent net income available to common shareholders divided by the weighted average common shares outstanding during each year. Diluted earnings per share amounts for 1997, 1996 and 1995 represent basic earnings per share adjusted for dilutive common stock equivalents which for CRIIMI MAE include stock options and certain classes of Preferred Stock. See Footnote 14 for a reconciliation of basic earnings per share to diluted earnings per share.

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

          In connection with the Merger, the following significant non-cash investing and financing activities were recorded upon consummation of the Merger on June 30, 1995:

Assets Acquired
---------------
  Investment in Services Corporation             $ 6,871,000(1)
  Investment in Services Partnership                 538,000(1)
  Note receivable                                  5,002,183(2)
  Terminated contract and workforce               23,900,000(2)
  Mortgage servicing assets                          881,000(2)
  Goodwill                                         4,079,839(2)
  Fixed assets                                       212,484(2)
  Decrease in deferred costs                      (1,162,756)
  Decrease in receivables and other
    assets                                          (250,000)
                                                 -----------
  Total assets acquired                          $40,071,750
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
                                                 ===========

(1) Included in Equity Investments on the accompanying consolidated balance sheets as of December 31, 1997 and 1996.
(2) Included in Receivables and other assets on the accompanying consolidated balance sheet as of December 31, 1997 and 1996.

     Cash payments made for interest for the years ended December 31, 1997, 1996 and 1995, were $72,824,682, $59,621,711, and $47,936,656, respectively.

New Accounting Statements
-------------------------
     During 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities using a financial components approach that focuses on control. This statement provides consistent standards for distinguishing transfers of financial assets that are sold from transfers that are secured borrowings. Management has adopted this statement and such adoption has not been material to the financial statements.

     During 1996, FASB issued SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("FAS 125"). This statement defers the applicability of FAS 125 to repurchase agreements, dollar rolls, securities lending and certain other transactions that occur after December 31, 1997. CRIIMI MAE believes the deferral of this aspect of FAS 125 will have no material impact on its financial statements.

     In February 1997, FASB issued SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 changes the requirements for calculation and disclosure of earnings per share. This statement eliminates the calculation of primary earnings per share and fully diluted earnings per share and requires the disclosure of basic earnings per share and diluted earnings per share (see Footnote 14). FAS 128 is effective for December 31, 1997 and prior periods have been restated to comply with the new disclosure.

     During 1997, FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. CRIIMI MAE's disclosures comply with the requirements of this standard.

     During 1997, FASB Issued SFAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be disclosed in a separate statement of income. This would include net income as

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies - Continued

currently reported by CRIIMI MAE adjusted for unrealized gains and losses related to CRIIMI MAE mortgages and IO CMBS accounted for as "available for sale". Net unrealized gains and losses on mortgage assets and IO CMBS are currently reported in the shareholders' equity section of the balance sheet. FAS 130 is effective beginning January 1, 1998.

     During 1997, FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographical areas and major customers. FAS 131 is effective for the year ending 1998.

3.   Merger of CRI Mortgage Businesses

     On June 30, 1995, CRIIMI MAE consummated a Merger with certain CRI Mortgage Businesses in order to become self-administered and self-managed. The CRI Mortgage Businesses were affiliated because they were primarily owned by the Chairman and the President of CRIIMI MAE (the "Principals"). The CRI Mortgage Businesses performed mortgage advisory, origination, underwriting, investment and related activities to CRIIMI MAE and other entities. The Merger was approved by a majority of CRIIMI MAE's shareholders and all of the Company's independent directors. In reaching the decision to merge, the independent advisor obtained a fairness opinion from Duff & Phelps and financial advisory assistance from Merrill Lynch.

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

     CRIIMI MAE allocated the purchase price to the fair value of the assets acquired, and the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill. CRIIMI MAE determined the fair values based on the present value of the cash flow streams discounted at a rate commensurate with the associated risk of investing in and owning those assets. The allocation of the purchase price is as follows:

                                                                   Amortization
                                                                      Period
                                       Note       Amount             (Years)
                                       ----     -----------       -------------
AIM subadvisory contracts and certain
  mortgage servicing contracts         1       $ 7,409,000                10
Mortgage servicing assets              2       $   881,000                10
Terminated contract and workforce      3       $23,900,000                10
Goodwill                               4       $ 4,079,839                10


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Merger of CRI Mortgage Businesses - Continued

(1) The fair value of the AIM subadvisory contracts and of certain mortgage servicing contracts was determined based on the projected discounted cash flows over the estimated life of the assets. These assets have been contributed to the Services Corporation and the Services Partnership as follows:
          Services Corporation:  CRIIMI MAE made an investment in the Services
     Corporation which is represented by 100% of the non-voting common stock.
     The Services Corporation issued installment notes to purchase certain intangible assets. The Services Corporation contributed those intangible assets to the Services Partnership for an initial 92% limited partnership interest. These intangible assets consisted of the AIM subadvisory contracts and certain other mortgage servicing contracts valued at $6,871,000.

          Services Partnership: CRIIMI MAE also made an investment in the Services Partnership by contributing certain mortgage servicing contracts valued at $538,000 for an initial 8% general partnership interest.
(2)  Represents the fair value of the remaining intangible assets that CRIIMI
     MAE acquired from the CRI Mortgage Businesses.
(3) Represents CRIIMI MAE's acquisition of the work force and intellectual property of the CRI Mortgage Businesses. The benefits of these services were previously provided to CRIIMI MAE through the Adviser. The expected future benefit of such services was the basis for the determination of the fair value.
(4) Reflects the allocation of the purchase price to goodwill. Goodwill is represented by the excess of purchase price over the fair value of the net assets acquired.

     Registration Rights and Lock-up Agreement -- The Common Shares received by the Principals and the Executive Officers in connection with the Merger (the Restricted Shares) are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the Securities Act), and may be sold only pursuant to an effective registration statement under the Securities Act or an applicable exemption, including an exemption under Rule 144. On June 30, 1995, the Principals and the Executive Officers entered into an agreement with CRIIMI MAE pursuant to which those persons are not permitted to offer, sell, contract to sell or otherwise dispose of any Restricted Shares for 36 months after the Closing Date, except for gifts to relatives and charitable contributions. Each Principal is prohibited from making such gifts in excess of 662,709 Common Shares during such period. After expiration of the lock-up period, the holders of the Restricted Shares, after notifying CRIIMI MAE of their intention, will be permitted, subject to certain procedural requirements, to sell Restricted Shares. If an exemption from the registration requirements is not available, the Principals and Executive Officers may exercise piggyback registration rights, may utilize any available shelf registration and, if the aggregate number of Common Shares to be registered exceeds 50,000 Common Shares, exercise demand registration rights provided that a maximum of two demand registration statements may be required and a second notice demanding registration must be at least a year after the first. Under the agreements providing for such registration rights, CRIIMI MAE will pay all expenses, other
than underwriting discounts, in connection with any registration.     The
Principals and the Executive Officers entered into employment and non-competition agreements with CRIIMI Management for terms of five years and three years, respectively. The agreements require each Principal to devote a substantial portion of his time to the affairs of CRIIMI MAE and its affiliated entities, except that each of them may devote time to his other existing business activities, provided that the time devoted to such other existing

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Merger of CRI Mortgage Businesses - Continued

business activities does not interfere with the performance of his duties to CRIIMI MAE and its affiliated entities. The Principals' agreements define the phrase "substantial portion" to mean all of the time required to perform the services necessary and appropriate for the conduct of the businesses of CRIIMI MAE and its affiliated entities.

     The employment agreements include provisions prohibiting the Principals from competing with CRIIMI Management, CRIIMI MAE or CRIIMI MAE's affiliated entities for at least six years after the Closing Date, unless the Principals' employment is terminated other than for "cause" or pursuant to an "involuntary resignation" (as such terms are defined in the employment agreements). However, subsequent to the Merger, the Principals continue to have a substantial economic interest in, and control over, CRI and its affiliates, which may continue to (i) be a general partner in, and have minority economic interests in, certain existing partnerships which, directly or indirectly, own equity or debt investments in multifamily or commercial properties; (ii) engage in and manage trading operations in multifamily and related mortgages and (iii) through the Adviser, which is an affiliate of CRI, serve as the adviser to CRI Liquidating.

     In addition to the Common Shares received, each of the Principals received from CRIIMI MAE options to purchase 1,000,000 Common Shares at an exercise price equal to $1.50 per share more than the aggregate average of the high and low sales prices of Common Shares on the New York Stock Exchange during the 10 trading days preceding the Closing Date, which average sales price was calculated at $8.27 per share (the Trading Price) and 500,000 Common Shares at an exercise price equal to $4.00 per share more than the Trading Price. The options vest in equal installments on the first five anniversaries of the Closing Date. The Executive Officers received options to purchase a total of 180,000 Common Shares at an exercise price equal to $1.50 per share more than the Trading Price. In addition, certain other officers (the Other Officers) of CRIIMI MAE received options to purchase a total of 50,000 Common Shares at an exercise price of $1.50 per share more than the Trading Price. These options vest in equal installments on the first three anniversaries of the Closing Date. The Principals', Executive Officers' and Other Officers' options expire on the
eighth anniversary of the Closing Date.   As of December 31, 1997, 54,999 option
shares have been forfeited and 299,825 have been exercised.

     As discussed in Note 14, in June 1995, a complaint was filed in the U. S. District Court for the District of Maryland against CRIIMI MAE's directors in connection with the Merger.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Transactions with Related Parties

     Below is a summary of the related party transactions which occurred during the years ended December 31, 1997, 1996 and 1995. These items are described further in the text which follows:

                                                                                For the years ended December 31,
                                                                             1997              1996           1995
                                                                         ------------     ------------    ------------

Amounts received or accrued from related parties:
------------------------------------------------

CRIIMI Inc.
----------
  Income(e)                                                              $  1,624,666     $  1,836,288   $   1,953,834
  Return of Capital(l)                                                   $  2,643,029     $  2,292,804   $     261,364
                                                                         ------------     ------------   -------------
    Total                                                                $  4,267,695     $  4,129,092   $   2,215,198
                                                                         ============     ============   =============

  CRI/AIM Investment Limited Partnership(e)(h)                           $    666,921     $    765,050   $     738,362
                                                                         ============     ============   =============

Expense reimbursements to CRIIMI Management:
--------------------------------------------
  CRI Liquidating and the AIM Funds (d)(j)                               $    350,239     $    363,669    $    183,650
  Services Partnership (d)(j)                                                  12,616        1,944,974         576,483
                                                                         ------------     ------------   -------------
    Total                                                                $    362,855     $  2,308,643    $    760,133
                                                                         ============     ============   =============
Payments to CRI:
----------------
  Expense reimbursement - CRIIMI MAE(d)(i)                               $    399,162     $    674,674    $  1,302,074
  Expense reimbursement - CRI Liquidating(d)(j)                                    --               --         125,482
                                                                         ------------     ------------    ------------
    Total                                                                $    399,162     $    674,674    $  1,427,556
                                                                         ============     ============    ============
Payments to the Adviser:
------------------------
  Annual fee - CRI Liquidating(b)(g)                                     $     11,468     $    382,050    $    416,007
  Incentive fee - CRI Liquidating(g)(f)                                            --          568,638              --
  Annual fee - CRIIMI MAE(a)(b)(h)                                                 --               --       1,493,297
  Incentive fee - CRIIMI MAE(b)                                                    --               --              --
  Mortgage selection fees - CRIIMI MAE(c)                                          --               --         212,909
                                                                         ------------     ------------    ------------
    Total                                                                $     11,468     $    950,688    $  2,122,213
                                                                         ============     ============    ============

  Capital Hotel Group(k)                                                 $     36,180     $         --    $         --
                                                                         ============     ============    ============

(a)  In connection with the Merger, effective June 30, 1995, CRIIMI MAE became a self-administered REIT and as of that date is no longer required to make payments to the Adviser.
(b)  Included in the accompanying consolidated statements of income as fees to related party.
(c)  Included as receivables and other assets on the accompanying consolidated balance sheets and amortized over the expected mortgage life.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Transactions with Related Parties - Continued

(d)  Included as general and administrative expenses on the accompanying consolidated statements of income.
(e)  Included as equity in earnings from investments on the accompanying consolidated statements of income.
(f)  Netted with gains on mortgage dispositions on the accompanying consolidated statements of income.
(g)  The Adviser under the CRI Liquidating Advisory agreement received an annual fee for managing CRI Liquidating's portfolio of mortgages and the Advisor was also entitled to certain incentive fees in connection with the disposition of certain mortgage investments.  As a result of reaching certain specified performance goals during 1997, 1996 and 1995, CRI Liquidating paid deferred annual fees of $11,468, $168,307 (which included $86,739 for 1995) and $28,467, respectively.  Due to the disposition of the remaining CRI Liquidating mortgages during the first quarter of 1997, no annual fees were paid for the remainder of the year.
(h)  As of June 1, 1993, pursuant to the First Amendment to the CRI Insured Mortgage Association, Inc. advisory agreement (the
     Advisory Agreement), CRI guaranteed that CRIIMI MAE would receive an annual distribution from CRI/AIM Investment Limited
     Partnership of $700,000.  CRIIMI MAE was granted the right to reduce the amounts paid to the Adviser by the difference between the guaranteed $700,000 distribution and the amount actually paid to CRIIMI MAE by CRI/AIM Investment Limited Partnership.  As
     such, the amounts paid to the Adviser for the year ended December 31, 1995 was reduced by $158,811 which represents the difference between the guaranteed distribution and the amount actually paid to CRIIMI MAE.  This guarantee was terminated effective June 30, 1995, in connection with the transaction in which CRIIMI MAE became a self-administered REIT.
(i)  Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred by the
     Adviser on behalf of CRIIMI MAE.  In connection with the Merger, on June 30, 1995, CRIIMI MAE was no longer required to reimburse the Adviser, as these expenses are now directly incurred by CRIIMI MAE.  However, pursuant to an agreement between
     CRIIMI MAE and CRI (the CRI Administrative Services Agreement), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI MAE's business.  CRIIMI MAE uses the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by CRIIMI
     Management or provided by another service provider.  The CRI Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE.
(j)  Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred by the
     Adviser on behalf of CRI Liquidating and the AIM Funds.  The transaction in which CRIIMI MAE became a self-administered REIT had no impact on CRI Liquidating's or the AIM Funds' financial statements except that the expense reimbursements previously paid to CRI are, effective June 30, 1995, paid to CRIIMI Management.  Additionally, effective June 30, 1995, CRIIMI Management is reimbursed for its employees' time and expenses incurred on behalf of CRIIMI MAE Services Limited Partnership.
(k)  Included as a reduction of net income earned from Real Estate Owned property which is included in other investment income on the accompanying consolidated statements of income.
(l)  Included as a reduction of equity investments on the accompanying consolidated balance sheets.

5.   Fair Value of Financial Instruments

     The following estimated fair values of CRIIMI MAE's consolidated financial instruments are presented in accordance with generally accepted accounting principles, which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. These estimated fair values, however, do not represent the liquidation value or the market value of CRIIMI MAE.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Fair Value of Financial Instruments - Continued

                                          As of December 31, 1997           As of December 31, 1996
                                      Carrying Value      Fair Value    Carrying Value     Fair Value
                                      --------------     ------------   --------------   ------------

ASSETS:
Mortgage security collateral          $  586,224,858     $603,363,192   $  618,133,219   $618,823,121

Mortgages                                 18,888,883       18,888,883       72,976,503     72,976,503

Subordinated CMBS                      1,114,479,846    1,225,602,722      564,335,400    573,592,462

Cash and cash equivalents                  2,108,794        2,108,794       10,966,354     10,966,354

Accrued interest receivable               17,419,269       17,419,269       11,830,216     11,830,216

LIABILITIES:

Obligations under financing facilities:
  Securitized mortgage obligations:
    Mortgage security collateral         559,363,321      572,131,147      590,222,369    585,293,708
    Subordinated CMBS                    137,061,676      139,632,181      142,000,000    142,000,000
  Repurchase agreements --
    Subordinated CMBS                    585,379,360      585,379,360      241,137,588    241,137,588
  Senior unsecured notes                  99,877,695      100,250,000               --             --
  Other financing facilities              33,250,000       33,250,000        8,897,880      8,897,880
                                      --------------     ------------     ------------    -----------
Off Balance Sheet:
Interest rate protection
  agreements -- asset                 $    2,809,109     $  1,311,536     $  1,365,829    $   572,991


     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Mortgage Assets--Mortgage Security Collateral and Mortgages
-------------------------------------------------------------
     The fair value of the mortgage security collateral and mortgages is based on the quoted market price from an investment banking institution which trades these instruments as part of its day-to-day activities.

Mortgage Assets--Subordinated CMBS
-----------------------------------
     The fair value of the Subordinated CMBS is based on either (i) the price obtained from the investment banking institutions which sold the Subordinated CMBS to CRIIMI MAE or (ii) an average of the quotes received on the Subordinated CMBS portfolio. The use of different market assumptions, valuation methodologies or both may have a material effect on the estimates of fair value. The fair value estimates presented herein are based on pertinent information available as of December 31, 1997. However, there is not an active secondary trading market for Subordinated CMBS, and the estimates of fair value presented herein are not necessarily indicative of the amounts CRIIMI MAE could realize in a current market exchange.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Fair Value of Financial Instruments - Continued

Cash and Cash Equivalents and Accrued Interest Receivable
---------------------------------------------------------
     The carrying amount approximates fair value because of the short maturity of these instruments.

Obligations Under Financing Facilities
--------------------------------------
     The fair value of the securitized mortgage obligations and unsecured senior notes are based on the quoted market price from an investment banking institution. The carrying amount of the other obligations under financing facilities approximates fair value because the current rate on the debt is generally reset monthly based on market rates.

Interest Rate Protection Agreements
-----------------------------------
     The fair value of interest rate protection agreements (used to hedge CRIIMI MAE's floating-rate debt) is the estimated amount that CRIIMI MAE would receive to terminate the agreements as of December 31, 1997 and 1996, taking into account current interest rates and the current creditworthiness of the counterparties. The amount was determined based on a quote received from a financial institution which enters into these types of transactions as part of its day-to-day activities.

6.   Mortgage Assets -- Mortgage Security Collateral and
       Mortgages

     CRIIMI MAE's consolidated portfolio of mortgage security collateral and mortgages is comprised of FHA-Insured Loans and GNMA Mortgage-Backed Securities. Additionally, mortgage security collateral includes Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by FHA-Insured Loans and GNMA Mortgage-Backed Securities, as discussed below. As of December 31, 1997, approximately 22% of CRIIMI MAE's investment in mortgage security collateral and mortgages were FHA-Insured Loans and 78% were GNMA Mortgage-Backed Securities (including loans which collateralize Freddie Mac participation certificates). FHA-Insured loans and GNMA Mortgage-Backed Securities are collectively referred to as mortgages herein.

     As a result of these transfers, through its wholly owned subsidiaries and CRI Liquidating, CRIIMI MAE owns the following mortgages directly and indirectly:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets -- Mortgage Security Collateral and
       Mortgages - Continued


                                                         As of December 31, 1997
                                                         -----------------------
                                         Number of
                                          Mortgage         Carrying      Effective      Weighted Average
                                           Assets           Value       Interest Rate    Remaining Term
                                         ---------       ------------   -------------   ----------------
CRIIMI MAE                                   5           $ 18,888,883       8.09%          34 years
CRIIMI MAE Financial Corporation            48            189,759,543       8.39%          31 years
CRIIMI MAE Financial Corporation II         59            247,614,722       7.19%          29 years
CRIIMI MAE Financial Corporation III        37            148,850,593       8.05%          31 years
                                         ---------       ------------
  Total                                    149           $605,113,741
                                         =========       ============


                                                         As of December 31, 1996
                                                         -----------------------
                                         Number of
                                          Mortgage         Carrying      Effective      Weighted Average
                                           Assets           Value       Interest Rate    Remaining Term
                                         ---------       ------------   -------------   ----------------
CRIIMI MAE                                   5           $ 18,527,970       8.09%          35 years
CRIIMI MAE Financial Corporation            55            206,803,142       8.41%          31 years
CRIIMI MAE Financial Corporation II         59            249,969,567       7.19%          30 years
CRIIMI MAE Financial Corporation III        39            161,360,510       8.08%          32 years
CRI Liquidating(1)                          11             54,448,533      11.30%          25 years
                                         ---------       ------------
  Total                                    169           $691,109,722
                                         =========       ============

(1)  In January 1997, the Liquidating Company sold its remaining 11 mortgages, generating net proceeds of approximately $54 million which resulted in financial statement and tax basis gains of approximately $14 million.


     In accordance with SFAS No. 115 (see Note 2), CRIIMI MAE Financial Corporation's, CRIIMI MAE Financial Corporation II's, and CRIIMI MAE Financial Corporation III's assets in mortgage security collateral are classified as Held to Maturity and are recorded at amortized cost; however, CRIIMI MAE's remaining mortgage assets, which are not securitized, (approximately $18.9 million) are classified as Available for Sale and are recorded at fair value as of December 31, 1997 and 1996, respectively. Prior to liquidation, CRI Liquidating's mortgage assets were classified as Available for Sale and are recorded at fair value as of December 31, 1996. The difference between the amortized cost and the fair value of mortgage assets recorded at fair value represents the net unrealized gains on those mortgage assets, which is reported as a separate component of shareholders' equity as of December 31, 1997 and 1996.

     Descriptions of the mortgage assets owned, directly or indirectly by CRIIMI MAE, which exceed 3% of the total carrying value of the consolidated mortgage assets as of December 31, 1997, summarized information regarding other mortgage assets and mortgage income earned in 1997, 1996 and 1995, including interest

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets -- Mortgage Security Collateral and
       Mortgages - Continued

earned on the disposed mortgage assets, are as follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets -- Mortgage Security Collateral and
       Mortgages - Continued


                                          Carrying      Effective      Mortgage      Mortgage      Mortgage         Final
                            Face           Value of     Interest       Income        Income        Income         Maturity
                           Value of       Mortgages       Rate         Earned        Earned        Earned           Date
                          Mortgages(B)   (A),(C),(D)      Range        in 1997       in 1996       in 1995          Range
                         -------------  -------------   ---------   ------------  ------------  ------------  ---------------
CRIIMI MAE
----------
FHA-Insured Loans
-----------------
Other
 (4 mortgages)           $  17,710,179  $  18,192,567        7.75%- $  1,446,912   $ 1,354,251* $  2,504,031     March 2020 -
                                                            10.49%                                                 April 2035

GNMA Mortgage-
Backed Securities
-----------------
Other
 (1 mortgage)                  677,792        696,316        7.05%        46,053        46,433        46,787    February 2029
                         -------------  -------------               ------------   -----------  ------------
Subtotal                    18,387,971     18,888,883                  1,492,965     1,400,684     2,550,818
                         -------------  -------------               ------------   -----------  ------------

CRIIMI MAE Financial
  Corporation
--------------------
FHA-Insured Loans
-----------------
Other
  (31 Mortgages)           112,996,084    112,769,688        7.35%-    9,944,403    10,018,472    10,072,766       May 1999 -
                                                            11.00%                                                 April 2034
GNMA Mortgage-
  Backed Securities
-------------------
Other
  (17 mortgages)            76,590,948     76,989,855        7.93%-    6,286,021     6,328,473     6,372,048      June 2018 -
                         -------------  -------------        9.75%   -----------   -----------  ------------       April 2035
Subtotal                   189,587,032    189,759,543                 16,230,424    16,346,945    16,444,814
                         -------------  -------------                -----------   -----------  ------------

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets -- Mortgage Security Collateral and
       Mortgages - Continued


                                          Carrying      Effective      Mortgage      Mortgage      Mortgage         Final
                             Face          Value of     Interest       Income        Income        Income         Maturity
                           Value of       Mortgages       Rate         Earned        Earned        Earned           Date
                          Mortgages(B)   (A),(C),(D)      Range        in 1997       in 1996       in 1995          Range
                         -------------  -------------   ---------   ------------  ------------  ------------  ---------------
CRIIMI MAE Financial
  Corporation  II
--------------------
GNMA Mortgage-
  Backed Securities
-------------------
San Jose South              28,766,620     29,006,296        7.66%     2,090,665     2,114,560     2,136,701     October 2023
Somerset Park               29,335,199     29,869,913        7.41%     2,149,005     2,166,226     2,182,221        July 2028
Other
 (57 mortgages)            187,382,918    188,738,513        7.14%-   13,654,729    13,776,344    13,894,693      June 2018 -
                                                             8.02%                                                  July 2031
                         -------------  -------------               ------------  ------------  ------------
Subtotal                   245,484,737    247,614,722                 17,894,399    18,057,130    18,213,615
                         -------------  -------------               ------------  ------------  ------------


CRIIMI MAE Financial
  Corporation  III
--------------------
GNMA Mortgage-
  Backed Securities
-------------------
Other
  (37 mortgages)           148,335,133    148,850,593        7.11%-   12,023,899    12,108,218    11,208,614    August 2015 -
                                                            10.94%                                              February 2035
                         -------------  -------------               ------------   -----------  ------------
 Subtotal                  148,335,133    148,850,593                 12,023,899    12,108,218    11,208,614
                         -------------  -------------               ------------   -----------  ------------

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets -- Mortgage Security Collateral and
       Mortgages - Continued


                                          Carrying      Effective      Mortgage      Mortgage      Mortgage         Final
                            Face           Value of     Interest       Income        Income        Income         Maturity
                           Value of       Mortgages       Rate         Earned        Earned        Earned           Date
                          Mortgages(B)   (A),(C),(D)      Range        in 1997       in 1996       in 1995          Range
                         -------------  -------------   ---------   ------------  ------------  ------------  ---------------

Total mortgages and
  mortgage security
  collateral               601,794,873    605,113,741                 47,641,687    47,912,977    48,417,861
                         -------------  -------------               ------------  ------------  ------------

/TABLE

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets -- Mortgage Security Collateral and
       Mortgages - Continued


                                           Carrying     Effective      Mortgage      Mortgage      Mortgage
                            Face           Value of     Interest       Income        Income        Income
                           Value of       Mortgages       Rate         Earned        Earned        Earned
                          Mortgages(B)   (A),(C),(D)      Range        in 1997       in 1996       in 1995
                         -------------  -------------   ---------   ------------  ------------  ------------
Mortgage dispositions:

    1997                            --             --        7.59%-    1,783,714     6,890,233     6,938,061
                                                            10.17%

    1996                            --             --        8.70%-           --     2,108,460     9,547,098
                                                            11.31%

    1995                            --             --        8.35%-           --            --     1,211,622
                                                            11.00%

                          ------------   ------------                -----------   -----------   -----------
Mortgages and
  mortgage security
  collateral              $601,794,873   $605,113,741                $49,425,401   $56,911,670   $66,114,642
                          ============   ============                ===========   ===========   ===========
Investment in
  Limited Partner-
  ships                                  $         --                $    42,976   $   253,292   $   119,526
                                         ============                ===========   ===========   ===========

*    Includes mortgage income earned on construction loans that converted to permanent loans during 1997 (1 loan), 1996 (1 loan), and 1995 (6 loans).


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets -- Mortgage Security Collateral and
       Mortgages - Continued

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

(B) Principal and interest on permanent mortgages is payable at level amounts over the life of the mortgage asset. Total annual debt service payable to CRIIMI MAE and its financing subsidiaries for the mortgage assets held as of December 31, 1997 is approximately $53 million.

(C) Reconciliations of the carrying amount of CRIIMI MAE's consolidated mortgage assets for the years ended December 31, 1997 and 1996, follow:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Mortgage Assets -- Mortgage Security Collateral and
       Mortgages - Continued

                                                      For the year ended                    For the year ended
                                                      December 31, 1997                     December 31, 1996
                                               -----------------------------         ------------------------------
Balance at beginning of year                                    $691,109,722                           $807,113,289

Additions during the year:
  Purchases and advances on construction
    loans                                                            285,430                                968,689
  Amortization of discount                                            28,376                                469,708

Deductions during the year:
  Principal payments                           $  4,930,080                          $  5,454,847
  Mortgage dispositions                          66,148,925                            99,133,148
  Adjustment to net unrealized
    gains on mortgage assets                     15,125,929                            12,749,002
  Accretion of premium                              104,853       86,309,787              104,967       117,441,964
                                               -------------    ------------         ------------      ------------
Balance at end of year                                          $605,113,741                           $691,109,722
                                                                ============                           ============

(D) Principal amount of loans subject to delinquent principal or interest is not presented since all required payments with respect to CRIIMI MAE's consolidated mortgage assets are current, and none of these mortgage assets is delinquent as of December 31, 1997.

7.   Mortgage Assets -- Subordinated CMBS

     In addition to holding investments in Government Insured Multifamily Mortgages, CRIIMI MAE has also purchased other mortgage assets which are not federally insured or guaranteed.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Mortgage Assets -- Subordinated CMBS - Continued

     The following table summarizes information related to these other mortgage assets on an aggregate basis by pool:

                                            Original              12/31/97
                                          Anticipated           Anticipated
                                          Unleveraged           Unleveraged
                                            Yield to              Yield to
   Pool(5)                                 Maturity(1)(3)        Maturity(2)(3)
------------                             ------------          ------------
Mortgage Capital Funding, Inc.
  Series 1993-C1(4)                           13.0%                 14.2%
  Series 1994-MC1                             13.9%                 13.9%
  Series 1995-MC1                             12.2%                 12.1%
  Series 1997-MC1                             10.2%                 10.2%
  Series 1997 MC2                              9.8%                  9.8%

Nomura Asset Securities
  Series 1994-C3                              12.1%                 12.1%

Lehman Pass-Through Securities Inc.
  Series 1994-A                               11.5%                 11.4%

Structured Mortgage Securities Corp.
  Series 1995-M1                              12.4%                 12.4%

Fannie Mae Multifamily REMIC
  Series 1996-M1                              11.7%                 11.6%

LB Commercial Conduit
  Series 1995-C2                              11.2%                 11.2%
  Series 1996-C2                              11.9%                 11.9%

DLJ Mortgage Acceptance Corp.
  Series 1995-CF2                             11.0%                 11.0%
  Series 1996-CF2                             11.8%                 11.7%
  Series 1997-CF2                              9.5%                  9.5%

Asset Securitization Corp.
  Series 1995-D1                              11.5%                 11.5%
  Series 1995-MDIV                             9.6%                  9.6%
  Series 1996-D2                              12.4%                 12.3%
  Series 1996-D3                              11.9%                 11.8%

Merrill Lynch Mortgage Investors, Inc.
  Series 1995-C3                              11.1%                 11.0%
  Series 1996-C1                               8.8%                  8.8%
  Series 1996-C2                              11.9%                 11.9%
  Series 1997-C1                               9.5%                  9.5%
  Series 1997-C2                               9.9%                  9.9%

First Union Commercial Securities, Inc.
  Series 1997-C1                              11.3%                 11.3%
  Series 1997-C2                              10.0%                 10.0%

Morgan Stanley Capital, Inc.
  Series 1997-WF1                             10.2%                 10.2%

Commercial Mortgage Acceptance Corp.
  Series 1997-MC1                              8.9%                  8.9%

Weighted average unleveraged
  yield to maturity                           10.7%                 10.7%



                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Mortgage Assets -- Subordinated CMBS - Continued

(1)  Represents the original anticipated yield to maturity of the Subordinated CMBS, based on management's estimate of the timing and amount of future credit losses and prepayments.

(2)  Unless otherwise noted, changes in the December 31, 1997 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions relating to mortgage collateral.
(3)  Represents the estimated weighted average unleveraged yield over the expected average life of the Company's Subordinated CMBS portfolio as of the date of acquisition and December 31, 1997, respectively.
(4)  In July 1997, Fitch Investor Services upgraded the ratings of Mortgage Capital Funding Inc.'s Series 1993-C1 Class D and Class
E tranches from BBB and BB to AA- and BB+, respectively.
(5)  As of December 31, 1997 CRIIMI MAE serviced a total CMBS pool of $16.1 billion.  Approximately .54% of the total CMBS pool is specially serviced by CRIIMI MAE, of which .45% of those loans are specially serviced due to payment default and the remainder is specially serviced due to non-payment default.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Mortgage Assets -- Subordinated CMBS - Continued

     The aggregate investment by the underlying rating of the Subordinated CMBS (except for Interest Only CMBS shown below) is as follows:


                       Face        Weighted Average                                              Amortized         Amortized
                      Amount         Pass-Through                          Fair Value              Cost              Cost
                   as of 12/31/97        Rate            Weighted        as of 12/31/97(1)   as of 12/31/97    as of 12/31/96
Security Rating(3)  (In millions)   as of 12/31/97     Average Life(2)    (In millions)        (In millions)    (In millions)
---------------    --------------  -----------------   ---------------   --------------      ----------------  ---------------
    AA-            $    5.7                 8.9%       less than 1 year  $     5.7           $        5.6      $        --

    BBB                 4.0                 8.1%            7 years            4.3                    4.0             14.2

    BB+                 9.1                 8.9%       less than 1 year        9.1                    8.6               --

    BB                532.0                 7.8%           11 years          502.0                  445.0            307.8

    BB-               105.0                 6.7%           16 years           88.2                   89.8               --

    B                 524.0                 7.4%           15 years          393.5                  357.4            175.0

    B-                 85.7                 6.7%           17 years           48.2                   44.6              8.3

    CCC                27.5                 6.0%           25 years           10.3                   10.9               --

    Unrated           301.6                 7.5%           19 years          128.9                  113.2             59.0
                   --------                                              ---------           ------------      ------------
Total              $1,594.6                                              $ 1,190.2           $    1,079.1      $      564.3
                   ========                                              =========           ============      ============

(1)  The estimated fair values of Subordinated CMBS are based upon the dealer's quoted market prices or an average of dealer market quotes for the Company's other Subordinated CMBS.

(2) Weighted average life represents the weighted average expected life of the Subordinated CMBS prior to consideration of losses, extensions or prepayments other than those factored in the assumed prepayment rate used at closing, which ranged from 0% to 4%, depending upon the portfolio.

(3)  During 1997, Fitch Investor Services upgraded the ratings of Mortgage Capital Funding Inc.'s Series 1993-C1 Class D and Class E
from BBB to BB to AA- and BB+, respectively.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Mortgage Assets -- Subordinated CMBS - Continued

     The aggregate investment by the underlying rating of the Interest Only CMBS held by CRIIMI MAE is as follows:


                                                                                          12/31/97        Weighted
                      Notional                             Amortized       Amortized     Anticipated       Average
                       Amount          Fair Value            Cost            Cost        Unleveraged    Pass-Through Weighted
                   as of 12/31/97(1) as of 12/31/97(2)   as of 12/31/97  as of 12/31/96   Yield to       Rate as of  Average
Security Rating    (in millions)     (in millions)       (in millions)   (in millions)    Maturity       12/31/97      Life(3)
---------------    -------------     -------------       -------------   -------------   -----------    -----------  ----------

  AAA                    $ 40.9          $  7.2             $  7.2            $  --           7.7%          2.1%      9 years

  B                        38.7            28.2               27.5               --          10.4%          8.5%     18 years
                         ------          ------             ------            -----
                         $ 79.6          $ 35.4             $ 34.7            $  --
                         ======          ======             ======            =====

(1)  The notional amounts of IO CMBS are calculated based on the principal amount from which the pass-through rates are allocated.

(2)  The estimated fair value of IO CMBS are based on the dealer's quoted market prices.

(3)  Weighted Average Life represents the weighted average expected life of the IO prior to consideration of losses, extensions or prepayments other than those factored in the assumed prepayment rate used at closing, which ranged from 0% to 4%, depending upon the portfolio.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Mortgage Assets -- Subordinated CMBS - Continued

     The Subordinated CMBS tranches owned by CRIIMI MAE provide credit support to the more senior tranches of the related commercial securitization. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Then, any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the subordinate tranche will bear this loss first. To the extent there are losses in excess of the most subordinate tranches stated right to principal and interest, then the remaining tranches will bear such losses in order of their relative subordination.

     The accounting treatment required under generally accepted accounting principles requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This currently results in income which is lower for financial statement purposes than for tax purposes. Additionally, this method can result in GAAP income recognition which is greater than cash received. For the years ended December 31, 1997, 1996 and 1995, the amount of income recognized in excess of cash due to the effective interest rate method was approximately $1,014,000, $909,000, and $349,000, respectively.

     CRIIMI MAE's estimated returns on its Subordinated CMBS are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of these include the prevailing interest rates on that portion of the Subordinated CMBS which has been financed with floating-rate debt, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the ability to renew repurchase agreements and the terms of any such renewed agreements and the availability of alternative financing. Further examples include the timing and magnitude of credit losses on the mortgage loans underlying the Subordinated CMBS that are a result of the general condition of the real estate market (including competition for tenants and their related credit quality) and changes in market rental rates. As these uncertainties and contingencies are difficult to predict and are subject to future events which may alter these assumptions, no assurance can be given that the anticipated yields to maturity, discussed above and elsewhere will be achieved.

     As of December 31, 1997, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and at the locations identified below:

Property Type     Percentage(3)       Geographic(1)     Percentage(3)
-------------     ------------        ------------      -------------
Multifamily            37%            Texas                  15%
Retail                 28%            California             14%
Hotel                  14%            Florida                 9%
Office                 10%            Other(2)               62%
Other                  11%


(1)  No significant concentration by region.
(2)  No other individual state makes up more than 5% of the total.
(3) Based on a percentage of the total unpaid principal balance of the underlying loans.

     Upon closing on the purchase of the Subordinated CMBS, CRIIMI MAE, generally, enters into repurchase agreements which provide financing to purchase the rated tranches of the Subordinated CMBS (the unrated tranches are purchased

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Mortgage Assets -- Subordinated CMBS - Continued

with cash), until such time as CRIIMI MAE is able to refinance the short-term, floating-rate debt with longer-term, fixed-rate debt (see Note 9 for a discussion of financing). Generally, when purchasing Subordinated CMBS, approximately 75% and 70% of the respective fair values of the BB and B rated tranches are financed through repurchase agreements. As of December 31, 1997, repurchase agreements in the amount of approximately $585 million were outstanding related to the Subordinated CMBS. Additionally, as of December 31, 1997, securitized mortgage obligations related to Subordinated CMBS were outstanding in the amount of $137 million, which were issued as a result of refinancing a portion of repurchase agreements on Subordinated CMBS (see also
Note 9  for a discussion of this refinancing).

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income

     Reconciliations of the financial statement net income to the tax basis income for the years ended December 31, 1997, 1996 and 1995, are as follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income - Continued


                                                       1997             1996             1995
                                                   -----------      -----------      -----------
Consolidated financial statement
  net income                                       $54,187,616      $35,239,857      $18,534,089

Adjustment due to accounting for subsidiary
  as a pooling for financial statement
  purposes and a purchase for tax purposes          (2,132,613)       2,520,569        4,466,852
Mortgage dispositions                                  165,284          307,704           53,740
Reamortization of Subordinated CMBS                  6,496,641        1,918,841          741,391
Amortization and other interest expense
  adjustments                                       (1,537,367)      (1,245,122)          15,101
Provision for settlement of litigation                      --               --         (656,127)
Equity in earnings from investments                    492,355         (138,772)         514,773
Amortization of assets acquired in the Merger        2,877,564        2,881,824        1,435,356
Capital gain on installment sale                            --        1,214,091           68,269
Other                                                   (7,947)        (165,835)         114,370
                                                   -----------      -----------      -----------
Tax basis income                                   $60,541,533      $42,533,157      $25,287,814
                                                   -----------      -----------      -----------
Dividends paid on preferred shares                  (6,472,540)      (3,526,451)              --
                                                   -----------      -----------      -----------
Tax basis income available to common
  shareholders                                     $54,068,993      $39,006,706      $25,287,814
                                                   ===========      ===========      ===========
Tax basis income per share:

Recurring income before gains
  from CFR                                         $      1.24      $      1.00      $      0.70
Capital gain from CFR                                     0.21             0.27             0.19
                                                   -----------      -----------      -----------
Total tax basis income per share                   $      1.45      $      1.27      $      0.89
                                                   ===========      ===========      ===========
Weighted average shares                             37,334,034       30,773,621       28,536,557
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

     As a result of the foregoing, the nature of the dividends    for income tax
purposes on a per share basis is as follows:

                                1997(1)   1996(1)  1995
                              ------    ------    ------
Ordinary income               $ 1.21    $ 0.91    $ 0.73
Long-term capital gains          .21      0.31      0.19
                              ------    ------    ------
                              $ 1.42    $ 1.22    $ 0.92
                              ======    ======    ======

(1)  In 1997 and 1996, CRIIMI MAE generated $0.0977 and $0.003 per common

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income - Continued

share, respectively, of excess inclusion income from its December 1996 refinancing. The excess inclusion income is taxable at the shareholder level as CRIIMI MAE intends to distribute substantially all of its taxable income.
Excess inclusion cannot be offset by a net operating loss and is considered unrelated taxable business income under Section 511. CRIIMI MAE, however, may be subject to tax at normal corporate rates on net income or capital gains not distributed.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Obligations under Financing Facilities

     The following table summarizes CRIIMI MAE's debt outstanding as of December 31, 1997 and 1996:


                            Year ended December 31, 1997                                        Year ended December 31, 1996
--------------------------------------------------------------------------------------------  ----------------------------------
                               Balance       Eff. Rate     Average     Average    Maturity      Balance       Average     Average
Type of Debt                 at Year End    at Year End    Balance    Eff. Rate     Date      at Year End     Balance    Eff. Rate
------------                -------------   -----------  ------------ ---------  ----------   ------------  ------------ ---------
Securitized Mortgage
  obligations:

  FHLMC Funding Note (1)    $  235,773,439    7.4%       $236,752,371   7.4%     Sept 2031    $237,708,781  $238,700,000    7.4%
  FNMA Funding Note (2)        145,527,438    7.3%        150,431,262   7.3%     March 2035    157,607,340   169,500,000    7.4%

  CMO (3)                      178,062,444    7.4%        187,986,472   7.4%     Jan 2033      194,906,248   207,800,000    7.3%

  Subordinated CMBS (4)        137,061,676    7.7%        141,382,710   7.7%     July 1999 -   142,000,000     4,300,000    7.6%
                                                                                   March 2016

Repurchase agreements -        585,379,360    7.2%        280,516,984   7.0%     April 1998 -  241,137,588   193,500,000    6.8%
  Subordinated CMBS                                                                Dec 2000

Bank term loans (5)              3,250,000    1.8%          5,006,078   2.2%     Dec 1998        8,897,880    12,300,000    3.9%(5)

Working capital line of
  credit                        30,000,000    7.2%          1,032,609   7.2%     Dec 1998               --            --     --

Senior unsecured notes          99,877,695    9.1%         10,869,565   9.1%     Dec 2002               --            --     --
                            --------------                                                    ------------
   Total                    $1,414,932,052                                                    $982,257,837
                            ==============                                                    ============

(1)  As of December 31, 1997 and 1996, the face amount of the note was $244,429,739 and $246,708,610, with an unamortized discount of $8,656,300 and $8,999,829, respectively.  During 1997 and 1996, discount amortization of $343,529 and $335,709, respectively, was recorded as interest expense.

(2)  As of December 31, 1997 and 1996, the face amount of the note was $147,927,688 and $160,250,349, with an unamortized discount of $2,400,250 and $2,643,009, respectively.  During 1997 and 1996, discount amortization of $242,759 and $250,095, respectively, was recorded as interest expense.

(3)  As of December 31, 1997 and 1996, the face amount of the note was $182,848,907 and $200,035,759, with an unamortized discount of $4,786,463 and $5,129,511, respectively.  During 1997 and 1996, discount amortization of $343,048 and $362,743, respectively, was recorded as interest expense.

(4)  Balance at year end represents the face amount of the notes, as the issuance did not include any bond discount.

(5)  The average effective interest rate for 1997 and 1996 includes the impact of a rate reduction agreement which was in place from
July 1995 through December 1997, providing for a reduction in the rate on a portion of the loan based on balances maintained at the bank.

</TABLE


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

     The stated maturities of CRIIMI MAE's debt follows:

          1998                $  349,797,790
          1999                   131,823,408
          2000                   151,748,711
          2001                            --
          2002                    99,877,695
        Beyond                   681,684,448(1)
                              --------------
            Total             $1,414,932,052
                              ==============

(1) Payments of principal on the securitized mortgage obligations are required to the extent mortgage principal is received on the related collateral.

Securitized Mortgage Obligations -- Subordinated CMBS
-----------------------------------------------------
     In December 1996, CRIIMI MAE, through a wholly owned financing subsidiary, issued three classes of fixed-rate bonds in an aggregate principal amount of
$142 million to refinance short-term, floating-rate debt which had been used to finance the acquisition of Subordinated CMBS.  The three classes of bonds issued are collateralized by $449 million in aggregate face amount of Subordinated CMBS evidencing direct or indirect interests in 12 separate segregated pools of commercial and multifamily mortgage loans and/or participations and other certificated interests in individual commercial and multifamily mortgage loans.
A portion of the remaining bonds issued in connection with the refinancing, with an aggregate face amount of $307 million, were retained by affiliates of CRIIMI
MAE.  These bonds have maturities matching those of the underlying collateral.

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

Securitized Mortgage Obligations -- Mortgage Security
  Collateral
----------------------------------------------------
     During late 1995, CRIIMI MAE, through three wholly owned financing subsidiaries, issued approximately $664 million (face amount) of long-term, fixed-rate debt in order to refinance short-term, floating-rate debt.  Changes in interest rates will have no impact on the cost of funds or the collateral requirements on this debt.  Proceeds from the issuance of this long-term debt, net of original issue discount, were originally applied as follows:
approximately $557 million was used to pay down short-term, floating-rate debt facilities, approximately $8 million was used to pay transaction costs and approximately $80 million was used to purchase Subordinated CMBS.

     As previously discussed in Note 6, the refinancings were completed through three separate transactions. GNMA Mortgage- Backed Securities with a fair value of approximately $252 million as of December 31, 1997, are pledged as security for a funding note payable to Freddie Mac (the FHLMC Funding Note).
Collateralized mortgage obligations (CMOs) are collateralized by FHA-Insured


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

Loans and GNMA Mortgage-Backed Securities with a fair value of approximately
$197 million as of December 31, 1997. GNMA Mortgage-Backed Securities with a fair value of approximately $155 million as of December 31, 1997 are pledged as security for a funding note payable to the Federal National Mortgage Association
(the FNMA Funding Note).

     Each of the above-mentioned transactions has been accounted for as a financing in accordance with FASB Technical Bulletin 85-2. The discount on the CMOs and the Funding Notes is being amortized on a level yield basis.
Transaction costs were capitalized and are included in deferred costs on the accompanying balance sheet as of December 31, 1997 and 1996.

Repurchase Agreements -- Subordinated CMBS
------------------------------------------
     As previously discussed, when purchasing Subordinated CMBS, CRIIMI MAE initially finances (through repurchase agreements) approximately 75% and 70%, generally, of the respective fair values of the BB and B rated tranches of
Subordinated CMBS.  These repurchase agreements are either provided by the issuer of the CMBS pool or through a master repurchase agreement, as discussed below.  As of December 31, 1997, the repurchase agreements on Subordinated CMBS have maturity dates ranging from April 1998 to December 2000 and have interest rates that are generally based on the one-month London Interbank Offered Rate
(LIBOR), plus a spread ranging from 1.0% to 1.5%.

     In September 1997, CRIIMI MAE entered into a three-year master assignment agreement with a lender to finance up to $200 million of additional and/or existing investments in lower rated Subordinated CMBS. Outstanding borrowings under this master repurchase agreement are secured by the financed Subordinated
CMBS. In early 1998, this agreement was amended to provide up to $350 million in secured borrowings. As of December 31, 1997, approximately $152 million in borrowings were outstanding under this facility.

     In addition, in early 1996, CRIIMI MAE entered into a three-year master repurchase agreement with a lender to finance up to $200 million of additional and/or existing investments in lower rated Subordinated CMBS. Outstanding borrowings under this master repurchase agreement are secured by the financed
Subordinated CMBS. During the fourth quarter 1997, CRIIMI MAE amended this agreement to provide for up to $300 million in secured borrowings and to extend the term to December 2000. As of December 31, 1997 and December 31, 1996, approximately $180 million and $168 million, respectively, in borrowings were outstanding under this facility.

     The repurchase agreements are secured by the rated tranches of CMBS securities with an aggregate fair value of approximately $891 million as of December 31, 1997 and $348 million as of December 31, 1996. The repurchase agreements are generally executed through a sale of securities with a simultaneous agreement to repurchase them in the future at the same price plus a contracted rate of interest. If the counterparty to the repurchase agreement defaults on its obligation to sell the securities back to CRIIMI MAE, then
CRIIMI MAE could suffer an economic loss. At December 31, 1997, CRIIMI MAE had repurchase agreements with German American Capital Corporation, Lehman Brothers
Commercial Paper, First Union National Bank of North Carolina, Merrill Lynch
Mortgage Capital Inc., Citicorp Securities, Inc., Morgan Stanley and Company
International Limited and Nomura Bermuda, Ltd. which have such counterparty credit risk. These transactions are accounted for as a financing under FAS 125 since the counterparty is obligated to resell to CRIIMI MAE the same securities.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

Senior Unsecured Notes
----------------------
     In November 1997, CRIIMI MAE issued senior unsecured notes due on December
1, 2002 in an aggregate principal amount of $100 million.  The Notes are unsecured and will be effectively subordinated to the claims of any secured lender to the extent of the value of the collateral securing such indebtedness.
Interest on the Notes is payable semi-annually in arrears on June 1 and December
1, commencing June 1, 1998 at a fixed annual rate of 9.125%.  The Notes are redeemable at any time, in whole or in part, at the option of CRIIMI MAE.

     The Indenture contains certain covenants which, among other things, could restrict the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, or make distributions in respect of the Company's or such subsidiaries capital stock, make other restricted payments, enter into transactions with affiliates or related persons, or consolidate, merge or sell all or substantially all of their assets. These covenants are subject to exceptions and qualifications.

     The Company cannot incur additional indebtedness (except for Permitted
Debt, which includes repurchase agreements, working capital lines of credit, borrowings under facilities in place as of November 21, 1997), unless at the time of such incurrence either (a) the ratio of Adjusted Earnings Available for Fixed Charges to Adjusted fixed charges giving proforma effect for the new borrowings is greater than 1.75 to 1.0 or (b) the Adjusted Debt to Capital Ratio on a proforma basis after giving effect to the incurrence of the new debt is less than 2.0 to 1.0. The Company was in compliance with such covenants as of December 31, 1997.

Repurchase Agreements and Revolving Credit Facility --
  Government Insured Mortgages
-----------------------------------------------------
     In May 1996, CRIIMI MAE renewed a financing facility with a lender in an amount up to $100 million ($20 million committed and $80 million uncommitted)
for a period of three years.  Any borrowings under this facility will be secured by FHA-Insured Loans or GNMA Mortgage-Backed Securities, and will bear interest at CRIIMI MAE's choice of one, three- or six-month LIBOR, plus a spread of 0.75%
or 0.50%, depending on whether FHA-Insured Loans or GNMA Mortgage-Backed
Securities, respectively, are pledged as collateral.  No amounts were borrowed during 1996 or 1997 under this facility.

Bank Term Loans
---------------
     In connection with the Merger, CRIIMI Management assumed certain debt of the CRI Mortgage Businesses in the principal amount of $9,100,000 (Bank Term
Loan II).  Bank Term Loan II is secured by certain cash flows generated by
CRIIMI MAE's direct and indirect interests in the AIM Funds and is guaranteed by
CRIIMI MAE.  The loan requires quarterly principal payments of $650,000 and matures on December 31, 1998.  Interest on the loan is based on CRIIMI MAE's choice of one-, two- or three-month LIBOR, plus a spread of 1.25%.  The balance as of December 31, 1997 and 1996 was $3,250,000 and $5,850,000, respectively.

Working Capital Lines of Credit
-------------------------------
     In December 1996, CRIIMI MAE entered into a $30 million unsecured working capital line of credit provided by two lenders with a termination date of
December 31, 1998, and was increased by an additional $10 million in September
1997 (for a three month period).  Outstanding borrowings under this line of credit bear interest at one-month LIBOR, plus a spread of 1.75%.  As of December


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Obligations under Financing Facilities - Continued

31, 1997, $30 million was outstanding under the line of credit and was repaid in January 1998. No amounts were outstanding under the line of credit as of December 31, 1996.

Other Debt-Related Information
------------------------------
     As previously stated, changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's match-funded fixed-
rate debt, which approximates 49% of CRIIMI MAE's consolidated debt as of
December 31, 1997.  Fluctuations in interest rates will continue to impact the value on that portion of CRIIMI MAE's mortgage assets which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place.  CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining floating-rate debt.  When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk.  However, as previously discussed, CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged.  The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying asset.  In certain circumstances, including, among other things, increases in interest rates, changes in market spreads, or decreases in credit quality of underlying assets, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities.  From time to time, the Company has been required to fund such additional collateral needs.  In each instance and currently, the Company has had adequate unencumbered assets to meet its operating, investing and financing requirements, and management continually monitors the levels of unencumbered collateral.

     CRIIMI MAE's ability to extend or refinance debt facilities upon maturity will depend on a number of variables including, among other things, CRIIMI MAE's financial condition and its current and projected results from operations which are impacted by a number of variables. As previously discussed, in late 1997 and in early 1996, CRIIMI MAE entered into master repurchase agreements with two different lenders to finance investments in rated Subordinated CMBS. Management intends to utilize these facilities to replace a portion of existing floating-rate debt on Subordinated CMBS and/or to finance additional investments in rated
Subordinated CMBS. Management continuously monitors CRIIMI MAE's overall financing and hedging strategy in an effort to ensure that CRIIMI MAE is making optimal use of its borrowing ability based on market conditions and opportunities.

     For the year ended December 31, 1997, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts and deferred financing fees of approximately $3.9 million, was approximately 7.68%. As of December 31, 1997,
CRIIMI MAE's debt-to-equity ratio was approximately 3.2 to 1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0.

10.  Loan Origination Program Agreement

     In 1996, CRIIMI MAE entered into a $200 million mortgage loan origination program agreement with a major financial institution (the Program). This agreement was amended in 1997 to increase the principal amount up to $300 million. The Program is designed to create pools of multifamily and commercial


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Loan Origination  Program Agreement - Continued

mortgage loans, either through origination or acquisition, for the purpose of issuing commercial mortgage-backed securities. During the warehouse period, the financial institution will fund and originate in its name all mortgage loans under the Program, and as collateral, CRIIMI MAE will deposit approximately 15% of each loan amount in a reserve account. In conjunction with the loan origination program, the Company intends to continue to develop its mezzanine loan progam. Additionally, subsidiaries of CRIIMI MAE will service the mortgage loans, and CRIIMI MAE will facilitate any securitization of the loans. In any such securitization, the Company will finance a portion of the loans by creating and placing investment grade securities with investors.
The Company will retain the balance of the cash flow, as well as any prepayment penalties. As of December 31, 1997, CRIIMI MAE has originated
$210 million. The loans have a weighted average interest rate of 7.54% and a weighted average maturity of 11 years as of December 31, 1997.

11.  Interest Rate Protection Agreements

     CRIIMI MAE has entered into interest rate protection agreements (caps) to partially limit the adverse effects of rising interest rates on its floating-rate borrowings. Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. None of CRIIMI MAE's caps are held for trading purposes. At December 31, 1997, CRIIMI
MAE held caps with a notional amount of $535 million. The caps are used to hedge variable rate debt.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Interest Rate Protection Agreements - Continued



  Notional
  Amount               Effective Date       Maturity Date(b)     Cap         Index
------------        --------------------   -----------------    ------       -------
$ 50,000,000        June 25, 1993          June 25, 1998        6.5000%      3M LIBOR
  50,000,000        July 20, 1993          July 20, 1998        6.2500%      3M LIBOR
  35,000,000        February 2, 1994       February 2, 1999     6.1250%      1M LIBOR
  50,000,000        March 25, 1994         March 25, 1998       6.5000%      3M LIBOR
 100,000,000        April 8, 1997          April 10, 2000       6.6875%      1M LIBOR
 100,000,000        September 22, 1997     September 22, 2000   6.6563%      1M LiBOR
 100,000,000        November 7, 1997       November 7, 2000     6.6563%      1M LIBOR
  50,000,000        December 23, 1997      December 23, 2000    6.9688%      1M LIBOR
------------
$535,000,000(a)
============

(a) CRIIMI MAE's designated interest rate protection agreements hedge CRIIMI MAE's floating-rate borrowing costs.
(b) The weighted average remaining term for these interest rate cap agreements is approximately 1.9 years.

    CRIIMI MAE is exposed to credit loss in the event of non-performance by the counterparties to the interest rate protection agreements should interest rates exceed the caps. However, management does not anticipate non-performance by any of the counterparties. All of the counterparties have long-term debt ratings of A+ or above by Standard and Poor's and A1 or above by Moody's. Management believes that these caps are highly liquid. The cap could be sold or transferred with the consent of the counterparties. Management does not believe that this consent would be withheld. Although none of CRIIMI MAE's caps are exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.

12. Common Stock

    CRIIMI MAE had common shares issued and outstanding as of December 31, 1997 and 1996 of 40,131,551 and 31,374,163, respectively. In March 1997, the Company completed a public offering of 5,069,000 common shares. The net proceeds totaled approximately $75 million. In October 1997, the Company sold 1,236,000 common shares to four institutional investors for net proceeds of approximately $20 million. Additionally, in January 1998, CRIIMI MAE sold 2,389,000 shares resulting in net proceeds of approximately $34.1 million.

Shelf Registration Statement
----------------------------
    On June 23, 1994, CRIIMI MAE filed with the Securities and Exchange Commission a Shelf Registration Statement on Form S-3 (Commission File No. 33-54267) in order to register for sale Debt Securities, Preferred Shares and Common Shares of CRIIMI MAE to the public in the aggregate principal amount of up to $200 million. On June 9, 1997, an amendment was filed on Form S- (File No. 333-28823) that increased the principal amount registered up to $300 million. On October 21, 1997, a new Shelf Registration Form S-3 (File No. 333-38409) was filed, which supersedes the prior Shelf Registration statements, to register for sale Debt Securities, Preferred Shares, Warrants and Common Shares

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Common Stock - Continued

in the aggregate principal amount of up to approximately $265 million. CRIIMI MAE may from time to time offer in one or more series the securities in amounts, at prices and on terms set forth in supplements to the Registration Statement. As of December 31, 1997, a total amount of approximately $165 million remains available under the Shelf Registration Statements.


Stock Purchase Plan
-------------------
    In December 1997, CRIIMI MAE registered with the Securities and Exchange Commission up to 3,000,000 shares of CRIIMI MAE common stock ("Common Shares") in connection with a new Dividend Reinvestment and Stock Purchase Plan (the "Plan") replacing the previous plan prospectus dated March 1, 1996. The Plan allows investors the opportunity to purchase additional CRIIMI MAE Common Shares through the reinvestment of CRIIMI MAE's dividends, optional cash payments and initial cash investments. Participants in the Plan and interested investors may:

o Invest by making optional cash payments at any time up to a maximum $10,000 per month, regardless of whether the participants' dividends are being reinvested.

o   Make an initial cash investment up to a maximum of $10,000.

o Invest by making an initial cash investment in excess of $10,000, or optional cash payment in excess of $10,000 per month, subject to permission of the Company, regardless of whether the participants' dividends are being reinvested.

o Automatically reinvest cash dividends on all or a portion of their Common shares.

    To fulfill Plan requirements, Common Shares may be, at CRIIMI MAE's option, purchased in the open market or in privately negotiated transactions or from the Company. The price to participants of Common Shares purchased with reinvested dividends or with optional cash payments that do not exceed $10,000 will reflect a discount, initially, of 2% from the market price. Common shares purchased with optional cash payment exceeding $10,000 (as approved by the Company) may reflect a discount ranging from 0% to 5%. No discount will be offered on Common Shares purchased under the Plan with initial cash investments. All costs of administering the Plan are paid by CRIIMI MAE. There are no brokerage fees, commissions or service charges associated with the purchase of Common Shares through the Plan.

    During the year ended December 31, 1997, 136,503 Common Shares were newly issued under the previous Dividend Reinvestment and Stock Purchase Plan. No Common Shares were newly issued under the plan in 1996 as CRIIMI MAE elected to purchase shares for the Participants in the open market.

13. Preferred Stock

    Additionally, CRIIMI MAE's charter authorizes the issuance of up to 25,000,000 shares of preferred stock, of which 150,000 shares have been classified as Series A Preferred shares, 3,000,000 shares have been classified as Series B Preferred shares and 300,000 shares have been classified as Series C Preferred shares as of December 31, 1997.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. Preferred Stock - Continued

    Series A Cumulative Convertible Preferred Stock
    -----------------------------------------------
    In July 1996, CRIIMI MAE completed a public offering of 75,000 shares of Series A Cumulative Convertible Preferred stock, with a par value of $0.01 per share (the Series A Preferred Shares), at an aggregate offering price of $7,500,000. The Series A Preferred shares pay a dividend based on a fixed premium over three-month LIBOR and, subject to the terms of CRIIMI MAE's Articles of Incorporation, as amended and supplemented, are (i) convertible at the option of the holders (ii) subject to mandatory conversion by CRIIMI MAE and
(iii) subject to redemption by CRIIMI MAE. The number of common shares deliverable upon conversion of a Series A Preferred share is equal to a fraction
(i) the numerator of which is 100 and (ii) the denominator of which is 94% of the average of the closing trade prices reported on the New York Stock Exchange of CRIIMI MAE's common shares for the 21 days prior to the date notice of conversion is received. The liquidation preference and the redemption price on the Series A Preferred shares equals $100 per share, together with accrued but unpaid dividends. The Series A Preferred Shares were purchased by a single European institutional investor. CRIIMI MAE also acquired a put option to sell up to an additional 75,000 Series A Preferred shares, at a price of $100 per share, to such investor at any time prior to July 1, 1997.

    In late 1996, the holder of the Series A Preferred shares elected to exercise its right to convert the initial 75,000 Series A Preferred shares into 744,512 shares of common stock. In December 1996, CRIIMI MAE exercised its put option to sell an additional 75,000 Series A Preferred shares to such investor at an aggregate offering price of $7,500,000. Accordingly, as of December 31, 1996, there were 75,000 Series A Preferred shares outstanding. On January 15, 1997, the holder of the Series A Preferred shares elected to exercise its right to convert 25,000 Series A Preferred shares into 208,011 shares of common stock. On February 3, 1997, the holder converted an additional 25,000 Series A Preferred shares into 190,212 shares of common stock. On March 16, 1997, the holder of the Series A Preferred shares converted the remaining 25,000 Series A Preferred shares into 190,212 shares of common stock. Dividends paid and accrued on Series A Preferred shares totaled $50,848 and $128,546 for the years ended December 31, 1997 and 1996, respectively.

    Series B Cumulative Convertible Preferred Stock
    -----------------------------------------------
    In August 1996, CRIIMI MAE completed a public offering of 2,415,000 shares of Series B Cumulative Convertible Preferred stock, with a par value of $0.01 per share (the Series B Preferred Shares), at an aggregate offering price of $60,375,000. The Series B Preferred shares pay a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $0.30, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 2.2844 times one plus a conversion premium of 3%, subject to adjustment upon the occurrence of certain events. The Series B Preferred shares are (i) convertible at the option of the holders and (ii) subject to redemption at CRIIMI MAE's sole discretion after the 10th anniversary of issuance. Each Series B Preferred share is convertible into 2.2844 shares of common stock, subject to adjustment upon the occurrence of certain events. The liquidation preference and the redemption price on the Series B Preferred shares equals $25 per share, together with accrued but unpaid dividends. At December 31, 1996, there were 2,415,000 Series B Preferred shares outstanding. During the year ended December 31, 1997, 735,624 Series B Preferred shares were converted into 1,680,444 shares of common stock, resulting in 1,679,376 Series B Preferred shares outstanding as of December 31, 1997. Dividends paid and accrued on Series B Preferred shares

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. Preferred Stock - Continued

totaled $6,152,143 and $3,397,905 for the years ended December 31, 1997 and 1996, respectively. Subsequent to December 31, 1997, 46,800 Series B Preferred shares were converted into 106,909 shares of common stock.

Series C Cumulative Convertible Preferred Stock
-----------------------------------------------
    In March 1997, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company has the right to sell, and such investor is obligated to purchase, up to 300,000 shares of a Series C Cumulative Convertible Preferred stock, par value $.01 per share, through June 1998 at a price of $100 per share. The Series C Cumulative Convertible Preferred stock pays a dividend at an annual rate equal to the sum of (i) 75 basis points plus
(ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such Quarterly Dividend payment. The preferred stock will be convertible into shares of common stock at the option of the holders and is subject to redemption by CRIIMI MAE. Each Series C share is convertible into common shares based on the following formula: the numerator is $100 and the denominator is a closing trade price within the conversion period on the average of the closing trade price or the applicable twenty-one day period immediately preceding the date of delivery, whichever is mutually acceptable. The liquidation preference and redemption price on the Series C shares equals $100 per share plus an amount equal to all dividends accrued and unpaid thereon. On September 23, 1997, 150,000 shares were issued under this agreement, resulting in net proceeds of approximately $15 million. These proceeds were used to fund purchases of Subordinated CMBS (as discussed in Note
6). Dividends paid and accrued on Series C Preferred Shares totaled $269,531 for the year ended December 31, 1997.

    Subsequent to December 31, 1997, 50,000 shares of Series C stock were converted into 344,827 shares of common stock. Additionally, in February 1998, the Company issued an additional 150,000 shares, generating proceeds of approximately $15 million.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. Earnings Per Share

    The following table reconciles basic and diluted earnings per share under FAS 128 for the years ended December 31, 1997, 1996 and 1995.

                                   For the year ended 1997          For the year ended 1996               For the year ended 1995
                                   -----------------------          -----------------------               -----------------------

                                                  Per Share                           Per Share                          Per Share
                            Income    Shares        Amount     Income      Shares       Amount      Income     Shares      Amount
                         ----------------------   --------- ----------  ------------  ---------  ----------------------  ---------

Basic EPS
---------

Net Income Available
  to Common
  Shareholders          $47,715,076  36,993,130   $   1.29  $31,713,406    30,665,052 $     1.03 $18,534,089  28,414,266  $    0.65

Effect of Dilutive
  Securities
------------------

Net effect of assumed
  exercise of stock
  options                        --   1,024,400                     --       188,459                     --          --
Convertible Preferred
  Stock(1)                  320,379     334,110                128,546       155,132                     --          --
                        ----------- -----------            -----------   -----------            -----------------------

Diluted EPS
-----------

Income available to
  Common Shareholders
  and assumed
  conversions(2)        $48,035,455  38,351,640    $   1.25 $31,841,952    31,008,643  $    1.03 $18,534,089  28,414,266  $    0.65
                        =========== ===========   ========= ===========   ===========  ========= ===========  ==========  =========

(1)  1,679,376 and 2,415,000 shares of Series B Preferred Shares were outstanding at the end of 1997 and 1996, respectively.  The common stock equivalents for these shares were not included in the calculation of diluted EPS because the effect would be anti-
dilutive.
(2) Subsequent to December 31, 1997, CRIIMI MAE issued 2.4 million common shares in a public offering; 372,785 shares were issued in connection with the director stock plan and dividend reinvestment plan and a portion of Series B and Series C preferred shares were converted into 451,736 common shares.  Additionally, in February 1998, 150,000 shares of Series C Preferred Shares were issued.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  Stock Based Compensation Plans

     CRIIMI MAE has two stock option plans, the Stock Option Plan for Key Employees ("Key Employee Plan") and the 1996 Non-Employee Director Stock Plan ("Director Plan"). In addition, as discussed in Note 3, CRIIMI MAE has granted to each of the Principals options to purchase common stock under separate stock option agreements ("The Agreements") resulting from the Merger. CRIIMI MAE accounts for these Agreements and Plans under APB Opinion No. 25, under which no compensation cost has been recognized. The value of option shares granted as part of the Merger was capitalized as a component to goodwill. Accordingly, the pro forma information below excludes option shares granted at the time of the Merger. During 1996, FASB Statement No. 123 became effective. This Statement requires pro forma disclosure of the impact on net income and earnings per share if the cost of options issued as if the options were recorded at their estimated fair value at the issuance date. Had compensation cost for these Plans been determined consistent with FASB Statement No. 123, CRIIMI MAE's net income and earnings per share would have been reduced to the following pro forma amounts:


                                   1997           1996           1995
                                -----------    -----------   -----------
Net Income:     As Reported     $47,715,076    $31,713,406   $18,534,089
                Pro Forma        47,553,237     31,695,973    18,534,089

Basic EPS:      As Reported     $      1.29    $      1.03   $      0.65
                Pro Forma              1.29           1.03          0.65

Diluted EPS:    As Reported            1.25           1.03          0.65
                Pro Forma              1.25           1.03          0.65

     CRIIMI MAE may grant options for up to 1,000,000 shares under the Key
Employee Plan. CRIIMI MAE has granted options on 883,500 shares through December 31, 1997, including options granted at the time of the Merger. Under the Key Employee Plan, options granted prior to July 28, 1995, have an option price of $9.77, and options granted after July 28, 1995, must have an option price of not less than fair market value at the date of grant. Options vest in equal installments on either the first three or four anniversaries of the date of grant and expire after eight years.

     CRIIMI MAE may grant options for up to 500,000 shares under the Director
Plan.  CRIIMI MAE has granted options on 4,000 shares through December 31, 1997.
Under the Director Plan, the option exercise price is equal to the stock's market price on date of grant, the options vest immediately, and the options expire after ten years.

     Under the Agreements, each of the Principals received from CRIIMI MAE options to purchase 1,000,000 common shares at an exercise price equal to $1.50 per share more than the aggregate average of the high and low sales prices of common shares on the New York Stock Exchange during the 10 trading days preceding the Closing Date, which average sales price was calculated at $8.27 per share (the Trading Price) and 500,000 common shares at an exercise price equal to $4.00 per share more than the Trading Price. The options vest in equal installments on the first five anniversaries of the Closing Date. The options expire on the eighth anniversary of the Closing Date.

     A summary of the status of CRIIMI MAE's two stock option plans, and shares granted at the time of the Merger, at December 31, 1997, 1996 and 1995, and changes during the years then ended is presented in the table below:


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  Stock Based Compensation Plans - Continued


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  Stock Based Compensation Plans - Continued


                                   1997                         1996                        1995(1)
                            --------------------         --------------------       --------------------
                                         Wtd Avg                      Wtd Avg                   Wtd Avg
                            Shares       Ex Price        Shares       Ex Price      Shares      Ex Price
                            ---------    --------        ---------    --------      ---------   --------

Outstanding at
  beginning of year         3,091,500    $  10.62        3,230,000    $ 10.54               0   $     --
    Granted                   514,500       15.58          133,000      10.88       3,230,000      10.54
    Exercised                 (73,741)       9.79         (230,668)      9.77               0         --
    Forfeited                 (44,583)      13.44          (40,832)     10.04               0         --
    Expired                         0          --                0         --               0         --
                            ---------    --------        ---------    -------       ---------   --------
Outstanding at end
  of year                   3,487,676    $  11.34        3,091,500    $ 10.62       3,230,000   $  10.54
                            =========    ========        =========    =======       =========   ========

Exercisable at end
  of year                   1,073,059    $  10.93          447,999    $ 10.89               0   $     --
                            =========    ========        =========    =======       =========   ========
Weighted average fair
  value of options granted
  during the year                        $   1.55                     $   .81                   $    .46
                                         ========                     =======                   ========

(1)  The fair value of these options was capitalized as a component of goodwill in conjunction with the Merger.


     The 3,487,676 options outstanding at December 31, 1997 have exercise prices between $9.77 and $15.9375, with a weighted average exercise price of $11.34 and a weighted average remaining contractual life of 5.8 years.

     The fair value of the 1997 and 1996 option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rate of 6.10% and 6.16%; expected life of 2.60 and 2.05 years; expected volatility of 25.2% and 22.5%; dividend yield of approximately 9% and 9%.

     The fair value of the 1995 option grant was estimated at the time of the Merger using the Cox-Rous-Rubinstein option pricing model with the following weighted average assumptions: risk-free interest rate of 8.12%; expected life of 4.86 years; expected volatility of 23.5%; dividend yield of 11%.

16.  Litigation

     In connection with the settlement of certain class action litigation involving CRIIMI MAE and certain of its affiliates, CRIIMI MAE entered into a settlement agreement, which was approved by the court in November 1993, providing for, among other things, the issuance of up to 2.5 million warrants, exercisable for 18 months after issuance. Based on the Adviser's initial estimate of the number of warrants to be issued, CRIIMI MAE accrued a total provision of $1.5 million in its consolidated statement of income for the year ended December 31, 1993. Because the actual number of warrants issued pursuant

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  Litigation - Continued

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

     Count I of the complaint alleges violations of Section 14(a) of the Exchange Act for issuing a materially false and misleading proxy in connection with the Merger and brings such count individually on its own behalf and asks the court to certify such count as a class action. Count II alleges a breach of fiduciary duty owed to CRIIMI MAE and its shareholders and purports to bring such count derivatively in the right of and for the benefit of CRIIMI MAE. Through the Complaint, the Plaintiff seeks, among other relief, that unspecified damages be accounted to CRIIMI MAE, that the stockholder vote in connection with the Merger be null and void and that certain salaries and other remuneration paid to the Directors be returned to CRIIMI MAE.

     On February 3, 1998, the Company, the individual defendants and the Plaintiff executed a settlement agreement. Under the terms of the settlement agreement, the Company will neither make or receive any payments as a result of the settlement, but will make, upon court approval, certain disclosures and adopt a non-binding policy sought by the Plaintiff. The settlement agreement was preliminarily approved by the court on February 12, 1998. Stockholders of record as of February 3, 1998 will receive notice of the proposed settlement and will have until March 25, 1998 to file any objections. Final approval of the settlement is scheduled for April 9, 1998.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  Summary of Quarterly Results of Operations (Unaudited)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997, 1996 and 1995:

                                                                     1997
                                                               Quarter ended
                                           March 31         June 30       September 30   December 31
                                         ------------    ------------     ------------   ------------
Income (principally
  mortgage income and income
  from Subordinated CMBS)                $ 31,159,707    $ 30,846,749     $ 34,247,402   $ 39,062,943
Net gain (loss) on mortgage
  dispositions                             17,138,949          95,000          (90,608)       200,141
Net income                                 19,099,541      10,412,185       11,417,024     13,258,868
Net income per share-Basic                        .54             .24              .26            .29
Net income per share-Diluted                      .50             .23              .26            .28


                                                                     1996
                                                               Quarter ended
                                           March 31         June 30       September 30   December 31
                                         ------------    ------------     ------------   ------------
Income (principally
  mortgage income and income
  from Subordinated CMBS)                $ 24,935,937    $ 25,405,953     $ 25,348,183   $ 30,265,346
Net gain (loss) on mortgage
  dispositions                              9,420,191         (31,742)        (120,439)       333,350
Net income                                 11,543,125       6,391,525        6,513,152     10,792,055
Net income per share-Basic                        .38             .21              .16            .29
Net income per share-Diluted                      .38             .21              .16            .28


                                                                     1995
                                                               Quarter ended
                                           March 31         June 30       September 30   December 31
                                         ------------    ------------     ------------   ------------
Income (principally
  mortgage income and income
  from Subordinated CMBS)                  19,501,446    $ 19,381,933     $ 20,421,498   $ 22,763,474
Net gain (loss) on mortgage
  dispositions                              1,567,346          66,933           (9,409)      (123,272)
Net income                                  4,915,397       4,609,412        3,237,359      5,771,921
Net income per share-Basic                        .19             .17              .11            .19
Net income per share-Diluted                      .19             .17              .11            .19


Directors and Executive Officers
--------------------------------

                               CRIIMI MAE
        Name                    Position                 Principal Occupation
------------------       --------------------      -------------------------------
William B. Dockser       Chairman of the Board        Chairman of the Board


H. William Willoughby    President                    President and Secretary
                           and Secretary

Garrett G. Carlson, Sr.  Director                      Chairman of the Board, SCA Realty Holdings, Inc.;
                                                         President, Can-American Realty
                                                         Corporation and Canadian Financial
                                                         Corporation

Larry H. Dale            Director                      Senior Adviser, Fannie Mae Housing
                                                        Investment Fund

G. Richard Dunnells      Director                      Partner, Holland & Knight

Robert J. Merrick        Director                      Managing Director, MCG Credit Corporation

Frederick J. Burchill    Executive Vice President      Executive Vice President

Cynthia O. Azzara        Senior Vice President, Chief  Senior Vice President, Chief Financial Officer and
                            Financial Officer and        Treasurer
                            Treasurer




The Annual Report to the Securities and Exchange Commission on Form 10-K is available to Shareholders and may be obtained by writing to:

Investor Services/CRIIMI MAE Inc.
CRIIMI MAE Inc.
11200 Rockville Pike
Rockville, MD  20852

CRIIMI MAE Inc., common shares are traded on the New York Stock Exchange under the symbol CMM. The Company's Series B Preferred Shares are traded on the New York Stock Exchange under the symbol CMM-PrB.