Form 10-Q
period 1998-03-31
CRIIMI MAE INC
filed 1998-05-15
CIK 847322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           March 31, 1998
                              ------------------

Commission file number              1-10360
                                    -------

                                CRIIMI MAE INC.
               -------------------------------------------------
               (Exact name of registrant as specified in charter)

               Maryland                                    52-1622022
  ------------------------------                     -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification No.)

11200 Rockville Pike, Rockville, Maryland                  20852
-----------------------------------------                ---------
(Address of principal executive offices)                 (Zip Code)

                                  (301) 816-2300
                ---------------------------------------------------
                (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding as of April 30, 1998
---------------------------                --------------------------------
Common Stock, $.01 par value                          47,173,744

                                CRIIMI MAE INC.

                              INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1998


                                                              Page
                                                              ----

PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - as of March 31, 1998
           (unaudited) and December 31, 1997 . . . . . . .         3

         Consolidated Statements of Income - for the
           three months ended March 31, 1998
           and 1997 (unaudited). . . . . . . . . . . . . .         4

         Consolidated Statement of Changes in
           Shareholders' Equity - for the three months
           ended March 31, 1998 (unaudited). . . . . . . .         5

         Consolidated Statements of Cash Flows -
           for the three months ended March 31, 1998
           and 1997 (unaudited). . . . . . . . . . . . . .         6

         Notes to Consolidated Financial Statements. . . .
           (unaudited) . . . . . . . . . . . . . . . . . .         7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . .        29

PART II. Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . .        43

Item 2.  Changes in Securities . . . . . . . . . . . . . .        44

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .        45

Signature. . . . . . . . . . . . . . . . . . . . . . . . .        46

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             CRIIMI MAE INC.
                      CONSOLIDATED BALANCE SHEETS

                                                March 31,       December 31,
                                                  1998              1997
                                             --------------    --------------
                                             (unaudited)
Assets:
  Mortgage Assets:
    Mortgage security collateral, at
      amortized cost                           $559,622,707    $  586,224,858
    Subordinated CMBS, ($1,447,188,820 and
      $1,079,055,459 at amortized cost)       1,448,013,184     1,114,479,846
    Mortgages, at fair value                     18,954,607        18,888,883

  Equity Investments                             46,159,855        46,234,269

  Receivables and other assets                  147,427,239       105,368,838
  Cash and cash equivalents                       8,300,784         2,108,794
                                             --------------    --------------
      Total assets                           $2,228,478,376    $1,873,305,488
                                             --------------    --------------
                                             --------------    --------------
Liabilities:
  Securitized mortgage obligations:
    Mortgage security collateral               $548,198,004    $  559,363,321
    Subordinated CMBS                           132,526,508       137,061,676
  Senior unsecured notes                         99,883,914        99,877,695
  Repurchase Agreements-Subordinated CMBS       849,687,838       585,379,360
  Other financing facilities                     34,350,000        33,250,000
  Payables and accrued expenses                  13,408,392        12,460,018
                                             --------------    --------------
        Total liabilities                     1,678,054,656     1,427,392,070
                                             --------------    --------------
Minority interests in
  consolidated subsidiaries                         936,764           932,431
                                             --------------    --------------

Shareholders' equity:
  Convertible preferred stock                        18,796            18,294
  Common stock                                      470,298           406,703
  Net unrealized gains on
    mortgages and Interest Only CMBS              1,356,051         1,082,811
  Additional paid-in capital                    547,641,811       448,524,552
                                             --------------    --------------
                                                549,486,956       450,032,360

Less treasury shares, at cost-
 538,635 shares                                          --        (5,051,373)
                                             --------------    --------------
        Total shareholders' equity              549,486,956       444,980,987
                                             --------------    --------------
        Total liabilities and shareholders'
          equity                             $2,228,478,376    $1,873,305,488
                                             --------------    --------------
                                             --------------    --------------


                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             CRIIMI MAE INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                                For the three months ended
                                                         March 31,
                                                   1998            1997
                                               ------------   -------------
Income:
  Mortgage income                              $11,588,237    $ 12,660,802
  Income from Subordinated CMBS                 30,891,021      16,764,036
  Equity in earnings from investments            1,302,977         814,522
  Other investment income                        1,188,057         920,347
                                               ------------   ------------
                                                44,970,292      31,159,707
                                               ------------   ------------
Expenses:
  Interest expense                              27,391,853      18,321,923
  General and administrative                     2,983,757       2,393,768
  Amortization of assets acquired in the Merger    719,394         719,391
  Fees to related party                                 --          11,468
                                               ------------   ------------
                                                31,095,004      21,446,550
                                               ------------   ------------

Income before mortgage dispositions and
  minority interests                           13,875,288        9,713,157

Mortgage dispositions:
  Gains                                           447,982       17,314,552
  Losses                                         (401,533)        (175,603)
                                               ------------   ------------
Income before minority interests               13,921,737       26,852,106

Minority interests in net income of
  consolidated subsidiary                         (26,309)      (7,752,565)
                                               ------------   ------------
Net income                                     $13,895,428    $ 19,099,541

Preferred Dividends                             (1,639,497)     (1,825,387)
                                               ------------   ------------
Net income available to common shareholders    $12,255,931    $ 17,274,154
                                             --------------    --------------
                                             --------------    --------------

Earnings per share:

Basic                                          $      0.29    $       0.54
                                             --------------    --------------
                                             --------------    --------------

Diluted                                        $      0.28    $       0.50
                                             --------------    --------------
                                             --------------    --------------
Shares used in computing basic
  earnings per share, exclusive of
  shares held in treasury                       42,904,470      31,881,956
                                             --------------    --------------
                                             --------------    --------------

                      The accompanying notes are an integral part of these consolidated financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                            CRIIMI MAE INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                              For the three months ended March 31, 1998
                                             (Unaudited)


                                                 Common       Net
                                     Preferred    Stock    Unrealized   Additional                                       Total
                                     Stock Par     Par      Gains on     Paid-in      Undistributed    Treasury      Shareholders'
                                       Value      Value     Mortgages    Capital       Net Income       Shares          Equity
                                     ---------   --------   ----------  ------------  -------------  ------------   -------------
Balance, December 31, 1997           $   18,294  $406,703   $1,082,811  $448,524,552  $          --   $(5,051,373)  $444,980,987
Net income                                   --        --           --            --     13,895,428            --     13,895,428
Dividends paid on preferred shares           --        --           --            --     (1,639,497)           --     (1,639,497)
Dividends paid on common shares              --        --           --    (4,176,942)   (12,255,931)           --    (16,432,873)
Conversion of preferred shares
  into common shares                       (998)    4,585           --        (3,587)            --            --             --
Stock options exercised                      --       267           --       169,937             --            --        170,204
Adjustment to net unrealized gains
  (includes Interest Only CMBS)              --        --      273,240            --             --            --        273,240
Shares issued                             1,500    64,129           --   108,173,838             --            --    108,239,467
Treasury shares retired                      --    (5,386)          --    (5,045,987)            --     5,051,373             --

                                     ----------  --------   ----------  ------------  -------------  ------------   ------------
Balance, March 31, 1998              $   18,796  $470,298   $1,356,051  $547,641,811   $         --  $         --   $549,486,956
                                     ----------  --------   ----------  ------------  -------------  ------------   ------------
                                     ----------  --------   ----------  ------------  -------------  ------------   ------------

                              The accompanying notes are an integral part of these consolidated financial statements.

Page 6
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                 CRIIMI MAE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            For the three months ended
                                                                                    March 31,
                                                                                1998         1997
                                                                            ------------   ------------
Cash flows from operating activities:
  Net income                                                                $ 13,895,428   $ 19,099,541
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Amortization of discount and deferred financing
        costs on debt                                                          1,318,908        909,448
      Amortization of assets acquired in the Merger                              719,394        719,391
      Depreciation and other amortization                                        359,521        203,209
      Discount/Premium amortization on mortgages and Subordinated CMBS         (891,002)          7,761
      Net gains on mortgage dispositions                                        (46,449)    (17,138,949)
      Equity in earnings from investments                                      (134,758)       (181,736)
      Minority interests in earnings of consolidated subsidiary                  26,309       7,752,565
      Changes in assets and liabilities:
        Increase in receivables and other assets                            (18,303,838)     (6,566,374)
        Decrease in payables and accrued expenses                              (557,174)       (693,390)
        Increase in interest payable                                          1,630,603         563,377
                                                                            ------------    ------------
          Net cash (used for) provided by operating activities               (1,983,058)      4,674,843
                                                                            ------------    ------------
Cash flows from investing activities:
  Purchase of Subordinated CMBS                                            (336,975,523)             --
  Funding of loan origination reserve                                       (24,273,012)       (896,550)
  Payment of deferred costs                                                     (35,907)         (1,593)
  Proceeds from mortgage dispositions                                        25,421,328      69,325,577
  Receipt of principal payments                                               5,893,080       1,756,888
  Other investing activities                                                     50,000              --
                                                                           ------------    ------------
          Net cash (used in) provided by investing activities              (329,920,034)     70,184,322
                                                                           ------------    ------------
Cash flows from financing activities:
  Proceeds from debt issuances                                              301,907,350      51,073,976
  Principal payments on debt obligations                                    (52,584,946)   (160,334,369)
  Increase in deferred financing costs                                       (1,542,647)       (128,881)
  Dividends (including return of capital) paid to shareholders,
    including minority interests                                            (18,094,346)    (37,897,252)
  Proceeds from the issuance of convertible preferred shares                 15,000,000              --
  Proceeds from the issuance of common shares                                93,409,671      74,862,841
                                                                           ------------    ------------
          Net cash provided by (used in) financing activities               338,095,082     (72,423,685)
                                                                           ------------     ------------
Net increase in cash and cash equivalents                                     6,191,990       2,435,480

Cash and cash equivalents, beginning of period                                2,108,794      10,966,354
                                                                           ------------    ------------
Cash and cash equivalents, end of period                                   $  8,300,784    $ 13,401,834
                                                                           ------------    ------------
                                                                           ------------    ------------

                   The accompanying notes are an integral part of these consolidated financial statements.

Page 7
                                    CRIIMI MAE INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

    CRIIMI MAE Inc. (CRIIMI MAE) is a fully integrated commercial mortgage company structured as a self-administered real estate investment trust (REIT). CRIIMI MAE's portfolio of mortgage assets currently includes uninsured commercial mortgage loans and ownership interests in subordinated commercial mortgage-backed securities ("Subordinated CMBS") and government insured and guaranteed mortgages secured by multifamily housing complexes located throughout the United States ("Government Insured Mortgage Assets"). The Subordinated CMBS are purchased using a combination of debt and equity, are generally backed by first mortgages on multifamily and other commercial property and offer potential higher yields with increased risk. Before purchasing Subordinated CMBS, CRIIMI MAE and its affiliates utilize their multifamily and commercial real estate expertise to perform due diligence on the underlying collateral and require that certain control mechanisms, such as the ability to monitor the performance of the underlying mortgage loans, and control of workout/foreclosure proceedings, are in place. CRIIMI MAE's principal objectives are to provide increasing dividends to its shareholders and to enhance the value of CRIIMI MAE's capital stock.

    CRIIMI MAE owns 100% of multiple financing and operating subsidiaries (discussed in Note 6), and various interests in other entities which either own or service mortgage assets.

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


2.  Basis of Presentation

    In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, CRIIMI MAE Management Inc. ("CRIIMI Management"), CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CRIIMI MAE Holding Inc., CRIIMI MAE Holding L.P. and CRIIMI, Inc., contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated financial position of CRIIMI MAE as of March 31, 1998 and December 31, 1997, the consolidated results of its operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997.

    These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures presented are adequate to make the information not misleading, it is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in CRIIMI MAE's Annual Report filed on Form 10-K for the year ended December 31, 1997.

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

    Reclassifications
    -----------------
         Certain amounts in the consolidated financial statements as of and for the three months ended March 31, 1997 have been reclassified to conform to the 1998 presentation.

    Subordinated CMBS
    -----------------
         As of March 31, 1998, CRIIMI MAE had the intent and ability to hold its Subordinated CMBS until maturity. Consequently, these mortgage assets are classified as Held to Maturity and are carried at amortized cost (except for Interest Only (IO) CMBS, discussed below). However, as discussed in Note 15, subsequent to March 31, 1998, CRIIMI MAE has consummated a transaction which resulted in the sale of a portion of its Subordinated CMBS portfolio. Accordingly, all securities currently classified as Held to Maturity will be reclassified to be Available for Sale. As a result, CRIIMI MAE will now carry its Subordinated CMBS and Mortgage Security collateral at fair market value where changes in fair value are recorded as a component of stockholders equity. As of March 31, 1998, the fair value is $133 million in excess of their amortized cost basis.

         For Generally Accepted Accounting Principles ("GAAP") purposes, CRIIMI MAE recognizes income from Subordinated CMBS using the effective interest method, using the anticipated yield over the projected life of the investment. Changes in anticipated yields are due to revisions in estimates of future credit losses, losses incurred and actual prepayment speeds. Changes in anticipated yield resulting from prepayments are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the original investment date. CRIIMI MAE recognizes impairment on its Subordinated CMBS whenever it determines that the current estimate of expected future credit losses, exceeds future credit losses as originally projected. Impairment losses are determined by comparing the fair value of a Subordinated CMBS to its current carrying amount, the difference being recognized as a loss in the current period in the consolidated statement of income if the fair value is less than amortized cost. If future credit loss estimates are increased and the fair value of the related

                             CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies - Continued

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

    Consolidated Statements of Cash Flows
    -------------------------------------
         Cash payments made for interest during the three months ended March 31, 1998 and 1997 were $24,442,342 and $16,849,098, respectively.

    Per Share Amounts
    -----------------
         Basic earnings per share amounts for the three months ended

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies - Continued


    March 31, 1998 and 1997 represent net income available to common shareholders' divided by the weighted average common shares outstanding during each period. Diluted earnings per share amounts for the three months ended March 31, 1998 and 1997 are adjusted for dilutive common stock equivalents for which CRIIMI MAE includes stock options and certain classes of preferred stock. See Note 12 for a reconciliation of basic earnings per share to diluted earnings per share.

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

         During 1997, FASB Issued SFAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in the statement of income. This would include net income as currently reported by CRIIMI MAE adjusted for unrealized gains and losses related to CRIIMI MAE mortgages and IO CMBS accounted for as "available for sale". Net unrealized gains and losses on mortgages and IO CMBS are currently reported in the shareholders' equity section of the balance sheet. FAS 130 is effective beginning January 1, 1998. For the quarters ended March 31, 1998 and 1997, comprehensive income under FAS 130 would be $14,168,668 and $10,154,000, respectively.

         During 1997, FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographical areas and major customers. FAS 131 is effective for the year ending 1998.

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Mortgage Assets - Subordinated CMBS

    CRIIMI MAE has purchased mortgage assets which are not federally insured or guaranteed (Refer to Note 6 for mortgage assets which are federally insured or guaranteed).

    The following table summarizes information related to these other mortgage assets on an aggregate basis by pool:

                                    Original                3/31/98
                                  Anticipated             Anticipated
                                  Unleveraged             Unleveraged
                                    Yield to                Yield to
   Pool(4)                        Maturity (1)(3)         Maturity (2)(3)
------------                     ------------            ------------
Mortgage Capital Funding, Inc.
  Series 1993-C1                      13.0%                   14.2%
  Series 1994-MC1                     13.9%                   13.9%
  Series 1995-MC1                     12.2%                   12.1%
  Series 1997-MC1                     10.2%                   10.2%
  Series 1997-MC2                      9.8%                    9.8%

Nomura Asset Securities Corp.
  Series 1994-C3                      12.1%                   12.1%
  Series 1998-D6                       8.9%                    8.9%

Lehman Pass-Through Securities Inc.
  Series 1994-A                       11.5%                   11.4%

Structured Mortgage Securities Corp.
  Series 1995-M1                      12.4%                   12.4%

Fannie Mae Multifamily REMIC
  Series 1996-M1                      11.7%                   11.6%

LB Commercial Conduit
  Series 1995-C2                      11.2%                   11.2%
  Series 1996-C2                      11.9%                   11.9%

DLJ Mortgage Acceptance Corp.
  Series 1995-CF2                     11.0%                   11.0%
  Series 1996-CF2                     11.8%                   11.7%
  Series 1997-CF2                      9.5%                    9.5%

Asset Securitization Corp.
  Series 1995-D1                      11.5%                   11.5%
  Series 1995-MDIV                     9.6%                    9.6%
  Series 1996-D2                      12.4%                   12.3%
  Series 1996-D3                      11.9%                   11.8%
  Series 1998 D6                       9.0%                    9.0%

Merrill Lynch Mortgage Investors, Inc.
  Series 1995-C3                      11.1%                   11.0%
  Series 1996-C1                       8.8%                    8.8%
  Series 1996-C2                      11.9%                   11.9%
  Series 1997-C1                       9.5%                    9.5%
  Series 1997-C2                       9.9%                    9.9%


Page 12
                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Mortgage Assets - Subordinated CMBS - Continued


                                          Original                3/31/98
                                        Anticipated             Anticipated
                                        Unleveraged             Unleveraged
                                          Yield to                Yield to
   Pool(4)                              Maturity (1)(3)         Maturity (2)(3)
------------                           ------------            ------------

First Union-Lehman Brothers Commercial
  Series 1997-C1                            11.3%                   11.3%
  Series 1997-C2                            10.0%                   10.0%

Morgan Stanley Capital, Inc.
  Series 1997 - WFI                         10.2%                   10.2%
  Series 1998 - WFI                          8.9%                    8.9%

Commercial Mortgage Acceptance Corp.
  Series 1997-MC1                            8.9%                    8.9%

JP Morgan Commercial
  Series 1998-C6                             8.9%                    8.9%

Weighted Average                            10.3%(3)                10.3%(3)


(1) Represents the original anticipated yield to maturity of the Subordinated CMBS, based on management's estimate of the timing and amount of future credit losses and prepayments.

(2) Unless otherwise noted, changes in the March 31, 1998 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions relating to mortgage collateral.

(3) Represents the anticipated weighted average unleveraged yield over the expected average life of the Company's Subordinated CMBS portfolio as of the date of acquisition and March 31, 1998, respectively.

(4) As of March 31, 1998, CRIIMI MAE serviced a total CMBS pool of $22 billion. Approximately .5% of the total CMBS pool is specially serviced by CRIIMI MAE, of which, .3% of the loans are specially serviced due to payment default and the remainder is specially serviced due to non-payment default.

The aggregate investment by the underlying rating of the Subordinated CMBS (except for IO CMBS shown below) is as follows:

                        Face Amount                    Fair Value
                          as of                           as of                  Amortized Cost as of
                      March 31, 1998                  March 31, 1998                (in millions)
Security Rating       (in millions)         %         (in millions)       March 31, 1998    December 31, 1997
---------------    -------------------   --------    ----------------    ----------------   -----------------

AA-                    $    1.1              .1          $   1.1               $    1.1        $     5.6

BBB                         4.0              .2              4.2                    4.0              4.0

BB+                        79.1             4.0             67.1                   66.6              8.6

BB                        648.2            31.4            595.3                  543.6            445.0

BB-                       150.0             7.2            125.3                  126.2             89.8

B+                         65.1             3.2             49.1                   49.1               --

B                         583.4            28.2            442.0                  401.1            357.4

B-                        127.4             6.2             71.3                   67.1             44.6

CCC                        27.6             1.3             10.9                   10.8             10.9

Unrated                   378.8            18.2            160.4                  143.0            113.2
                       --------          ------        ---------               --------        ---------
Total                  $2,064.7           100.0        $ 1,526.7               $1,412.6 (2)    $ 1,079.1
                       --------          ------        ---------               --------        ---------
                       --------          ------        ---------               --------        ---------

(1) The estimated fair values of Subordinated CMBS are based on the dealers' quoted market prices or an average of market quotes for the Company's other Subordinated CMBS.

(2) During the three months ended March 31, 1998, CRIIMI MAE purchased tranches of subordinated CMBS from three separate transactions that have a combined face value of approximately $474 million, and purchase price aggregating approximately $337 million. Additionally the Company has entered into agreements to purchase $400 million of Subordinated CMBS, subject to due diligence. The transactions are anticipated to close in the second quarter.

                               CRIIMI MAE INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Mortgage Assets - Subordinated CMBS - Continued


     The aggregate investment by the underlying rating of the Interest Only CMBS held by CRIIMI MAE is as follows:

                                                                                                                  3/31/98
                      Notional Amount           Fair Value                                                      Anticipated
                           as of                   as of          Amortized Cost as of   Amortized Cost as of   Unleveraged
                     March 31, 1998(1)        March 31, 1998(2)       (in millions)         (in millions)         Yield to
Security Rating        (in millions)           (in millions)         March 31, 1998       December 31, 1997       Maturity
---------------     ------------------       ----------------     --------------------   --------------------    -----------
AAA                 $ 41.3                   $  7.3                $  7.2                 $  7.2                    7.7 %
B                     38.7                     28.2                  28.2                   27.5                   10.4 %
                    ------                   ------                ------                 ------
                    $ 80.0                   $ 35.5                $ 35.4                 $ 34.7
                    ------                   ------                ------                 ------
                    ------                   ------                ------                 ------

(1) The notional amounts of IO CMBS are calculated based on the principal amount from which the pass-through rates are allocated.

(2) The estimated fair values of IO CMBS are based on the dealers' quoted market prices.

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

     The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This currently results in income which is lower for financial statement purposes than for tax purposes. Additionally, this method can result in GAAP income recognition which is greater than cash received. For the quarter ended March 31, 1998, the amount of income recognized in excess of cash due to the effective interest rate method was $1,471,445.

     CRIIMI MAE's anticipated returns on its Subordinated CMBS are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies. Examples of

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Mortgage Assets - Subordinated CMBS - Continued

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

     As of March 31, 1998, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and at the locations identified below:


Property Type    Percentage(3)       Geographic(1)      Percentage(3)
-------------    ------------        ------------       -------------
Multifamily          32 %            California             17 %
Retail               28 %            Texas                  14 %
Hotel                14 %            Florida                 8 %
Office               12 %            Other (2)              61 %
Other                14 %

(1)  No significant concentration by region.
(2)  No other individual state makes up more than 5% of the total.
(3) Based on a percentage of the total unpaid principal balance of the underlying loans.

     Upon closing on the purchase of the Subordinated CMBS, CRIIMI MAE, generally, enters into repurchase agreements which provide financing to purchase the rated tranches of the Subordinated CMBS (the unrated tranches are purchased with cash), until such time as CRIIMI MAE is able to refinance the short-term, floating-rate debt with longer-term, fixed-rate debt (see Note 10 for discussion of financing). Generally, when purchasing Subordinated CMBS, approximately 75% and 70% of the respective fair values of the BB and B rated tranches are financed through repurchase agreements. As of March 31, 1998, repurchase agreements in the amount of approximately $850 million were outstanding related to Subordinated CMBS. Additionally, as of March 31, 1998, securitized mortgage obligations related to Subordinated CMBS were outstanding in the amount of $133 million, which were issued as a result of refinancing a portion of repurchase agreements on Subordinated CMBS.

Page 15
                             CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   Loan Origination Program

     In 1996, CRIIMI MAE entered into a mortgage loan conduit program agreement with a major financial institution (the Program). The Program is designed to create pools of multifamily and commercial mortgage loans, either through origination or acquisition, for the purpose of issuing commercial mortgage-backed securities. During the warehouse period, the financial institution will fund and originate in its name all mortgage loans under the Program, and as collateral, CRIIMI MAE is currently required to deposit ,on average, 15% of each loan amount in a reserve account. In conjunction with the loan origination program, the Company intends to continue to develop its mezzanine loan program. As of March 31, 1998, CRIIMI MAE has funded mezzanine loans in the amount of $3.7 million. Additionally, subsidiaries of CRIIMI MAE will service the mortgage loans, and CRIIMI MAE will facilitate any securitization of the loans. Prior to any such securitization, the Company will take title and finance a portion of the loans by creating and placing investment grade securities with investors. The Company will take title to and retain the balance of the cash flow as junior securities, as well as any prepayment penalties. As of March 31, 1998 and December 31, 1997, CRIIMI MAE has originated approximately $376 million and $210 million, respectively. Also, as of March 31, 1998 and December 31, 1997 CRIIMI MAE has deposits of $55 million and $31 million, respectively, in the reserve account. The loans have a weighted average interest rate of 7.44% and a weighted average maturity of 10 years as of March 31, 1998.


     Additionally, in April 1998, CRIIMI MAE has announced it had joined forces with a commercial mortgage capital company to originate "large loans" under the "No-Lock" program introduced in 1997. The mortgage loans and loan portfolios originated under this program will range from $30 million to $100 million.

6.   Mortgage Assets - Mortgage Security Collateral and Mortgages

     CRIIMI MAE's consolidated portfolio of mortgage security collateral and mortgages is comprised of FHA-Insured Loans and GNMA Mortgage-Backed Securities. Additionally, mortgage security collateral includes Federal Home Loan Mortgage Corporation (Freddie
Mac) participation certificates which are collateralized by GNMA Mortgage-Backed Securities, as discussed below. As of March 31, 1998, approximately 21% of CRIIMI MAE's investment in mortgage security collateral and mortgages were FHA-Insured Loans and approximately 79% were GNMA Mortgage-Backed Securities (including loans which collateralize Freddie Mac participation certificates). FHA-Insured Loans and GNMA Mortgage-Backed Securities are collectively referred to

Page 16
                             CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Mortgage Assets - Mortgage Security Collateral and Mortgages -
       Continued


as mortgages herein.

     Through its wholly owned subsidiaries, CRIIMI MAE owns the following mortgages directly and indirectly:


                                    As of March 31, 1998
                                   ---------------------
                                                                                                     Weighted
                                                                                                      Average
                                           Number of            Carrying            Fair             Effective     Weighted Average
                                           Mortgages              Value            Value(a)        Interest Rate   Remaining Term
                                           ---------          ------------       ------------      -------------    ----------------
CRIIMI MAE (b)                                   5            $18,954,607        $ 18,954,607         8.09%         34 years
CRIIMI MAE Financial Corporation(b)             45            181,109,440         188,176,880         8.34%         31 years
CRIIMI MAE Financial Corporation II(b)          58            243,931,082         249,612,377         7.19%         29 years
CRIIMI MAE Financial Corporation III(b)         34            134,582,185         140,429,767         8.04%         31 years
                                            ---------         ------------       ------------
                                               142           $578,577,314       $597,173,631
                                            ---------         ------------       ------------
                                            ---------         ------------       ------------

                                     As of December 31, 1997
                                    -------------------------
                                                                                                     Weighted
                                                                                                      Average
                                           Number of            Carrying            Fair             Effective     Weighted Average
                                           Mortgages              Value            Value(a)        Interest Rate   Remaining Term
                                           ---------          ------------       ------------      -------------    ----------------

CRIIMI MAE                                     5              $ 18,888,883        $ 18,888,883     8.09%          34 years
CRIIMI MAE Financial Corporation              48               189,759,543         196,619,210     8.39%          31 years
CRIIMI MAE Financial Corporation II           59               247,614,722         252,208,500     7.19%          29 years
CRIIMI MAE Financial Corporation III          37               148,850,593         154,535,482     8.05%          31 years
                                           ---------          ------------        ------------
                                             149              $605,113,741        $622,252,075
                                           ---------          ------------        ------------
                                           ---------          ------------        ------------

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

(b) During the three months ended March 31, 1998, there were seven prepayments of mortgages held by CRIIMI MAE and its financing subsidiaries. These prepayments generated net proceeds of approximately $25.4 million and resulted in net financial statement gains of approximately $46,449, which are included in gains on mortgage dispositions on the accompanying consolidated statement of income for the three months ended March 31, 1998.

                             CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income

     Reconciliations of the financial statement net income to the tax basis income for the three months ended March 31, 1998 and 1997 are as follows:

                                                            For the three months ended
                                                                    March 31,
                                                            1998                 1997
                                                        ------------         ------------
Consolidated financial statement net income             $ 13,895,428         $ 19,099,541
Adjustment due to accounting for subsidiary
  as a pooling for financial statement
  purposes and a purchase for tax purposes                       --            (2,132,614)
Mortgage dispositions                                        163,012               91,850
Reamortization of Subordinated CMBS                        2,263,025            1,032,735
Amortization and other interest expense adjustments         (476,412)            (288,159)
Equity in earnings from investments                           87,818              150,600
Amortization of assets acquired in the Merger                719,394              719,391
Other                                                         (9,448)              (8,926)
                                                          ------------         ------------
Tax basis income                                        $ 16,642,817         $ 18,644,418
                                                          ------------         ------------
                                                          ------------         ------------
Dividends paid on preferred shares                        (1,639,497)          (1,825,387)
                                                          ------------         ------------
Tax basis income available to
  common shareholders                                   $ 15,003,320         $ 16,839,031
                                                          ------------         ------------
                                                          ------------         ------------
Tax basis income per share:
  Recurring income before gains from CFR                $        .34         $       0.28
  Capital gain from CFR                                           --                 0.24
                                                          ------------         ------------
  Total tax basis income per share                      $        .34         $       0.52
                                                          ------------         ------------
                                                          ------------         ------------
Tax Basis Shares Outstanding                              44,413,164           32,372,471
                                                          ------------         ------------
                                                          ------------         ------------

    Differences in the financial statement net income and the tax basis income available to common shares principally relate to differences in the methods of accounting for the merger of the CRI Mortgage Businesses, Subordinated CMBS, amortization of certain deferred costs and, prior to 1998, the merger of the CRIIMI Funds.

8.  Common Shares

    In January 1998, CRIIMI MAE completed an offering of 2.389 million common shares at a price of $15 1/8 per share, resulting in net proceeds of approximately $34 million. These proceeds were used to paydown a working capital line, purchase Subordinated CMBS and to fund a portion of the loan origination program.

    In March 1998, CRIIMI MAE completed an offering of 2.6 million

                             CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



common shares at an offering price of $15 5/16 per share, which resulted in net offering proceeds of approximately $38 million. Net proceeds of the offering were used to fund a portion of the loan origination program and to purchase Subordinated CMBS.

    In December 1997, CRIIMI MAE registered with the Securities and Exchange Commission up to 3,000,000 shares of CRIIMI MAE common stock ("common shock") in connection with a new Dividend Reinvestment and Stock Purchase Plan (the "Plan"). The Plan allows investors the opportunity to purchase additional CRIIMI MAE Common Shares through the reinvestments of CRIIMI MAE's dividends, optional cash payments and initial cash investments. During the first quarter of 1998,
1.425 million common shares were issued in conjunction with the Plan, resulting in net proceeds of approximately $21 million.

    For the three months ended March 31, 1998, dividends of $.37 per share were paid to common shareholders of record on March 20, 1998. These dividends were paid on March 31, 1998.

9.  Preferred Shares

    CRIIMI MAE's charter authorizes the issuance of up to 25,000,000 shares of preferred stock, of which 150,000 shares have been classified as Series A Preferred Shares, 3,000,000 shares have been classified as Series B Preferred Shares and 300,000 shares have been classified as Series C as of March 31, 1998. As of March 31, 1998 and 1997, there were no Series A Preferred Shares outstanding.

    During the three months ended March 31, 1998, 49,794 Series B Preferred Shares were converted into 113,748 common shares resulting in 1,629,582 Series B Preferred Shares outstanding as of March 31, 1998. Dividends paid and accrued on Series B Preferred Shares totaled $1,376,997 for the three months ended March 31, 1998.

    In March 1997, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company had the right to sell, and such investor was obligated to purchase, Series C Cumulative Convertible Preferred Stock at a price of $100 per share. The preferred stock is convertible into common shares at the option of the holders and is subject to redemption by CRIIMI MAE. During the three months ended March 31, 1998, 50,000 Series C Preferred Shares were converted into 344,827 common shares. Additionally, in February 1998, the company issued the remaining 150,000 shares, generating proceeds of $15 million. As of March 31, 1998, 250,000 Series C Preferred Shares were outstanding. Dividends paid and accrued on Series C Preferred Shares totaled $262,500 for the three months ended March 31, 1998.

Page 19
                             CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. Obligations under Financing Facilities

    The following table summarizes CRIIMI MAE's debt outstanding as of March 31, 1998 and December 31, 1997:

                                            Three months ended March 31, 1998

                                          Balance at        Eff. rate         Average         Average       Maturity
Type of Debt                              quarter end      at qtr. end       Balance        Eff. Rate         Date
------------                              ------------     -----------     ------------     ---------      -----------
Securitized Mortgage Obligations:

  FHLMC Funding Note (1)                   235,265,291     7.4%             235,519,365     7.4%           September 2031

  FNMA Funding Note (2)                    141,685,298     7.3%             143,606,368     7.3%           March 2035

  CMOs (3)                                 171,247,415     7.4%             174,654,930     7.4%           January 2033

  Subordinated CMBS(4)                     132,526,508     7.7%             134,794,092     7.8%           July 1999-
                                                                                                             March 2016

Repurchase Agreements-Subordinated CMBS    849,687,838     7.0%             603,776,592     7.0%           May 1998 -
                                                                                                             December 2000
Bank Term Loan(5)                            4,350,000     3.9%               3,936,666     3.6%           December 1998
                                                                                                             July 1999
Working line of credit                      30,000,000     7.4%              17,166,667     7.6%           December 1998

Senior unsecured notes                      99,883,914     9.1%              99,880,804     9.1%           December 2002
                                        --------------
   Total                                $1,664,646,264
                                        --------------
                                        --------------

                                      Year ended December 31, 1997

                         --------------------------------------------------------

                                       Balance           Eff. Rate          Average        Average
Type of Debt                         at year end        at year end        Balance        Eff. Rate
------------                        --------------      ------------      ------------    ---------
Securitized Mortgage Obligations:

FHLMC Funding Note (1)              $  235,773,439      7.4%              $236,752,371    7.4%

FNMA Funding Note (2)                  145,527,438      7.3%               150,431,262    7.3%

CMOs (3)                               178,062,444      7.4%               187,986,472    7.4%

Subordinated CMBS (4)                  137,061,676      7.7%               141,382,710    7.7%

Repurchase Agreements-
Subordinated CMBS                      585,379,360     7.2%                280,516,984    7.0%

Bank Term Loans(5)                      3,250,000      1.8%                  5,006,078    2.2%

Working line of credit                 30,000,000      7.2%                  1,032,609    7.2%

Senior unsecured notes                 99,877,695      9.1%                 10,869,565    9.1%
                                   --------------
   Total                           $1,414,932,052
                                   --------------
                                   --------------

                             CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. Obligations under Financing Facilities - Continued



(1) As of March 31, 1998 and December 31, 1997, the face amount of the note was $243,832,509 and $244,429,739, respectively, with unamortized discount of $8,567,218 and $8,656,300, respectively. During the three months ended March 31, 1998 and 1997, discount amortization of $89,082 and $82,432, respectively, were recorded as interest expense.

(2) As of March 31, 1998 and December 31, 1997, the face amount of the note was $144,077,327 and $147,927,688, respectively, with unamortized discount of $2,392,029 and $2,400,250, respectively. During the three months ended March 31, 1998 and 1997, discount amortization of $8,221 and $65,073, respectively, were recorded as interest expense.

(3) As of March 31, 1998 and December 31, 1997, the face amount of the note was $175,870,648 and $182,848,907, respectively, with unamortized discount of $4,623,233 and $4,786,463, respectively. During the three months ended March 31, 1998 and 1997, discount amortization of $163,230 and $105,252, respectively, were recorded as interest expense.

(4) Balance represents face amount of notes, as the issuance did not include any bond discount.

(5) The effective interest rate as of March 31, 1998 and December 31, 1997 includes the impact of a rate reduction agreement which was in place from July 1995 through March 31, 1998, providing for a reduction in the rate on a portion of the loan based on balances maintained at the bank.


Repurchase Agreements-Subordinated CMBS
-----------------------------------------
     As previously discussed, when purchasing Subordinated CMBS, CRIIMI MAE initially finances (through repurchase agreements) approximately 75% and 70%, generally, of the respective fair values of the BB and B rated tranches of Subordinated CMBS. These repurchase agreements are either provided by the issuer of the CMBS pool or through master repurchase agreements, as discussed below. As of March 31, 1998, the repurchase agreements on Subordinated CMBS have maturity dates ranging from May 1998 to December 2000 and have interest rates that are generally based on the one-month London Interbank Offered Rate (LIBOR), plus a spread ranging from 1.0% to 1.5%.

     In September 1997, CRIIMI MAE entered into a three-year master assignment agreement with a lender to finance up to $200 million of additional and/or existing investments in lower rated Subordinated CMBS. In early 1998, this agreement was amended to provide up to $350 million in secured borrowings. As of March 31, 1998 and December 31, 1997, approximately $213 million, and $152 million, respectively, in borrowings were outstanding under this facility. Outstanding borrowings under this master repurchase agreement are secured by the financed Subordinated CMBS.

     In addition, in early 1996, CRIIMI MAE entered into a three-year master repurchase agreement with a lender to finance up to $200 million of additional and/or existing investments in lower rated Subordinated CMBS. In early 1998, this agreement was amended to provide for up to $500 million in secured borrowings. As of March 31, 1998 and December 31, 1997, approximately $416 million and $180

                             CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. Obligations under Financing Facilities - Continued


million, respectively, in borrowings were outstanding under this facility. Outstanding borrowings under this master repurchase agreement are secured by the financed Subordinated CMBS.

     The repurchase agreements are secured by the rated tranches with an aggregate fair value of approximately $1.2 billion as of March 31, 1998 and $891 million as of December 31, 1997. At March 31, 1998, CRIIMI MAE had repurchase agreements with German American Capital Corporation, Lehman Brothers Commercial Paper, First Union National Bank of North Carolina, Merrill Lynch Mortgage Capital Inc., Citicorp Securities, Inc., Morgan Stanley and Company International Limited, Nomura Bermuda, Ltd., and DLJ Mortgage Capital Inc. These repurchase agreements qualify as financings under FAS 125.

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

                             CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. Obligations under Financing Facilities - Continued


Bank Term Loans
---------------
     In connection with the Merger, CRIIMI Management assumed certain debt of the CRI Mortgage Businesses in the principal amount of $9,100,000 (Bank Term Loan). Bank Term Loan is secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and is guaranteed by CRIIMI MAE. The loan requires quarterly principal payments of $650,000 and matures on December 31, 1998. The amount outstanding as of March 31, 1998 and December 31, 1997 is $2.6 million and $3.2 million, respectively. Interest on the loan is based on CRIIMI MAE's choice of one, two or three-month LIBOR, plus a spread of 1.25%.

Working Capital Line of Credit
------------------------------
     In late 1996, CRIIMI MAE entered into an unsecured working capital line of credit provided by two lenders with a termination date of December 31, 1998, which currently provides for up to $40 million in borrowings. Outstanding borrowings under this line of credit bear interest at one-month LIBOR, plus a spread of 1.75%. As of March 31, 1998 and December 31, 1997, $30 million in borrowings were outstanding under this facility.

Other Debt Related Information
------------------------------
     As previously stated, changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 47% of CRIIMI MAE's consolidated debt as of March 31, 1998. Fluctuations in interest rates will continue to impact the value on that portion of CRIIMI MAE's mortgage assets which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining floating-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. However, as previously discussed, CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged. As of March 31, 1998, 77% of CRIIMI MAE's floated-rate debt is hedged. The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying asset. In certain circumstances, including,

                            CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. Obligations under Financing Facilities - Continued


among other things, increases in interest rates, changes in market spreads, or decreases in credit quality of underlying assets, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. From time to time, the Company has been required to fund such additional collateral needs. In each instance, the Company has had adequate unencumbered assets to meet its operating, investing and financing requirements, and management continually monitors the levels of unencumbered collateral.


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

     For the three months ended March 31, 1998, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts and deferred financing fees of approximately $1.1 million, was approximately 7.7%. As of March 31, 1998, CRIIMI MAE's debt-to-equity ratio was approximately 3.0 to 1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0.


11.  Interest Rate Hedge Agreements

     CRIIMI MAE has entered into interest rate protection ("caps") agreements to partially limit the adverse effects of rising interest rates on its floating-rate borrowings. Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. None of CRIIMI MAE's caps are held for trading purposes. As of March 31, 1998, CRIIMI MAE held caps with a notional amount of approximately $685 million. The caps are used to hedge current variable rate debt and variable rate debt expected to be incurred throughout the year to fund the Company's planned acquisition of Subordinated CMBS.

                               CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Interest Rate Hedge Agreements - Continued



  Notional
  Amount           Effective Date          Maturity Date(b)         Cap      Index
------------    --------------------      -----------------        ------    -------
$ 50,000,000    June 25, 1993             June 25, 1998            6.5000%   3M LIBOR
  50,000,000    July 20, 1993             July 20, 1998            6.2500%   3M LIBOR
  35,000,000    February 2, 1994          February 2, 1999         6.1250%   1M LIBOR
 100,000,000    April 8, 1997             April 10, 2000           6.6875%   1M LIBOR
 100,000,000    September 22, 1997        September 22, 2000       6.6563%   1M LIBOR
 100,000,000    November 7, 1997          November 7, 2000         6.6563%   1M LIBOR
  50,000,000    December 23, 1997         December 23, 2000        6.9688%   1M LIBOR
 100,000,000    March 11, 1998            March 10, 2001           6.6875%   1M LIBOR
 100,000,000    March 31, 1998            March 31, 2001           6.6875%   1M LIBOR
------------
$685,000,000(a)
------------
------------

(a) CRIIMI MAE's designated interest rate protection agreements hedge CRIIMI MAE's floating-rate borrowing costs.

(b) The weighted average strike price of approximately 6.6% and a weighted average remaining term for these interest rate cap agreements is approximately 2.2 years.

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

                             CRIIMI MAE INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. Earnings Per Share

    The following table reconciles basic and diluted earnings per share under FAS 128 for the three months ended March 31, 1998 and 1997:


                           For the three months ended             For the three months ended
                                 March 31, 1998                         March 31, 1997
                      ------------------------------------   ------------------------------------

                                                 Per Share                              Per Share
                        Income       Shares        Amount     Income        Shares       Amount
                      ----------   ------------  ----------   ------------  ---------    --------

Basic EPS
---------

Net Income Available
  to Common
  Shareholders        $12,255,931  42,904,470    $0.29        $17,274,154    31,881,956   $0.54

Effect of Dilutive
  Securities
------------------

Net effect of assumed
  exercise of stock
  options                     --      943,732                       --          993,638
Convertible Preferred
  Stock(1)                262,500   1,110,825                   1,825,387     5,537,070
                      -----------   -----------               -----------    -----------

Diluted EPS
-----------

Income available to
  Common Shareholders
  and assumed
  conversions(2)      $12,518,431   44,959,027   $0.28        $19,099,541    38,412,664    $0.50
                      -----------   ----------   -----        -----------    ----------    -----
                      -----------   ----------   -----        -----------    ----------    -----


(1) 1,629,582 shares of Series B Preferred Shares were outstanding at the March 31, 1998. The common stock equivalents for these shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive. For the quarter ended March 31, 1997, series A and B Preferred Shares were dilutive and the common stock equivalents are included in the calculation.

(2) Subsequent to March 31, 1998, CRIIMI MAE issued 159,045 shares in connection with the dividend reinvestment plan.

                               CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.   Transactions with Related Parties

      Below is a summary of the related party transactions which occurred during the three months ended March 31, 1998 and 1997. These items are described further in the text which follows:

                                                    For the three months ended
                                                             March 31,
                                                       1998            1997
                                                    -----------     -----------
AMOUNTS RECEIVED OR ACCRUED FROM RELATED PARTIES
------------------------------------------------
CRIIMI,Inc.
-----------
  Income (c)                                        $    353,448    $   399,638
  Return of capital (d)                                  814,771        450,096
                                                    ------------    ------------
          Total                                     $  1,168,219    $   849,734
                                                    ------------    ------------
                                                    ------------    ------------
CRI/AIM Investment Limited
  Partnership (d)                                   $    159,172    $   167,988
                                                    ------------    ------------
                                                    ------------    ------------

Expense Reimbursements to CRIIMI Management(b)
-------------------------------------------
CRI Liquidating and the AIM Funds                     $   67,827     $   94,032
                                                     ------------    -----------
                                                     ------------    -----------

PAYMENTS TO CRI:
--------------------
Expense reimbursement - CRIIMI MAE
  Management Inc. (g)                               $     64,710     $  109,786
                                                     ------------    -----------
                                                     ------------    -----------


PAYMENTS TO THE ADVISER
-----------------------
Annual fee - CRI Liquidating (a)(f)                 $         --     $   11,468
Incentive fee - CRI Liquidating (e)                           --        958,081
                                                     ------------    -----------


          Total                                     $         --     $  969,549
                                                     ------------    -----------
                                                     ------------    -----------


          Capitol Hotel Group (h)                   $      9,841     $       --
                                                     ------------    -----------
                                                     ------------    -----------


(a) Included in the accompanying consolidated statements of income as fees to related party.
(b) Included as general and administrative expenses on the accompanying consolidated statements of income.
(c) Included as equity in earnings from investments on the accompanying consolidated statements of income.
(d) Included as a reduction of equity investments on the accompanying consolidated balance sheets.
(e) Netted with gains on mortgage dispositions on the accompanying consolidated statements of income. Due to the final liquidation of CRI liquidating in 1997, no incentive fees are due for 1998.
(f) As a result of reaching the carryover CRIIMI I target yield during the first quarter of 1997, CRI Liquidating paid deferred annual fees of $12,726 during the three months ended March 31, 1997. Due to the final liquidation of CRI Liquidating in 1997, no annual fees are due for 1998.
(g) Pursuant to an agreement between CRIIMI MAE and CRI (the CRI Administrative Services Agreement), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI MAE's business. CRIIMI MAE uses the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by CRIIMI Management or provided by another service provider. The CRI Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE.
(h) Included as a reduction of net income earned from Real Estate Owned property which is included in other investment income on the accompanying consolidated statements of income.

                               CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14.   Litigation

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

      On February 3, 1998, the Company, the individual defendants and the Plaintiff executed a settlement agreement. Under the terms of the settlement agreement, the Company will neither make or receive any payments as a result of the settlement, but will make, upon court approval, certain disclosures and adopt a non-binding policy sought by the Plaintiff. The settlement agreement was preliminarily approved by the court on February 12, 1998. Stockholders of record as of February 3, 1998 will receive notice of the proposed settlement and will have until April 28, 1998 to file any objections. Final approval of the settlement is scheduled for May 14, 1998.

15.   Subsequent Events

      In May 1998, CRIIMI MAE completed the sale of $468 million investment grade securities created through the resecuritization of $1.8 billion of Subordinated CMBS. The transaction generated net proceeds of approximately $160 million and match funded a portion of the company's assets and liabilities. During 1997, FAS 125 "Accounting for Transfers and Servicing of Financial Assets" became effective. This statement significantly changes the accounting treatment for transfers of financial assets. FAS 125 changed accounting standards to require transfers of assets to be accounted for on a component basis instead of as an entire unit. Accordingly components (securities) are treated as sales or retained interests based upon CRIIMI MAE's ability to control the component. Components where control is not retained are treated as sales and those where control is retained are treated as retained interests. Because certain securities in the resecuritization contain call provisions, CRIIMI MAE retains control of those securities.

                               CRIIMI MAE INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.   Subsequent Events - Continued

      CRIIMI MAE recognized a gain of approximately $30 million on the sale of $345 million investment grade securities sold without call provisions, recognizing CRIIMI MAE's transfer of control on those securities. The sale of $123 million investment grade securities with significant call provisions was treated as a financing and resulted in an unrealized gain of $25 million. CRIIMI MAE has placed call provisions on these securities to enable them to 1) repurchase bonds if market conditions warrant, and 2) call bonds when it is no longer cost effective to service them. The investment grade securities treated as financing, as well as approximately $1.3 billion face amount of investment grade and non-investment grade securities retained by CRIIMI MAE are now required to be reflected on CRIIMI MAE's balance sheet at their fair market value, because CRIIMI MAE no longer has the intent and ability to hold these securities to maturity. Additionally, due to the sale treatment under FAS 125, all remaining and future Subordinated CMBS and government insured mortgages are required to be carried at fair market value. This reclassification results in an unrealized gain of $85 million.

                               CRIIMI MAE INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Introduction and Business Strategy
----------------------------------

Introduction
------------

      CRIIMI MAE Inc.'s ("CRIIMI MAE" or the "Company") Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in CRIIMI MAE's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially (See further discussion under "Forward Looking Statements" on page 41).

General
-------
      CRIIMI MAE is a fully integrated commercial mortgage company structured as a self-administered real estate investment trust (REIT). CRIIMI MAE's primary activities include (i) acquiring non-investment grade subordinated securities backed by first mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS") and (ii) servicing, originating and securitizing commercial mortgage loans and CMBS. CRIIMI MAE's portfolio of assets consists of Subordinated CMBS and interests in government insured or guaranteed mortgages secured by multifamily housing complexes located throughout the United States ("Government Insured Mortgage Assets"). CRIIMI MAE's focus on acquiring Subordinated CMBS and originating commercial mortgage loans together with its expertise in underwriting and servicing commercial mortgage loans, has enabled the Company to take advantage of the rapid growth in the securitization of debt backed by commercial mortgage loans.

      CRIIMI MAE conducts its mortgage loan servicing and advisory operations through its affiliate, CRIIMI MAE Services Limited Partnership (the "Services Partnership"). As of March 31, 1998, the Services Partnership was responsible for certain servicing functions on a mortgage loan portfolio of approximately $23 billion, as compared to approximately $6.3 billion as of March 31, 1997. CRIIMI MAE has increased its mortgage advisory and servicing activities through its purchases of Subordinated CMBS by acquiring certain servicing rights for the mortgage loans collateralizing the Subordinated CMBS, as well as providing servicing on the loans closed through the CRIIMI MAE loan origination program. CRIIMI MAE has been awarded Master Servicing assignments on three CMBS portfolios totaling $2.2 billion. The addition of Master Servicing to the Company's portfolio administration program provides an additional revenue stream and gives the Company greater supervision over the mortgage loans that back a securitization. CRIIMI MAE will

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued


generally purchase Subordinated CMBS only when satisfactory arrangements exist which enable it to closely monitor the underlying mortgage loans and provide CRIIMI MAE with appropriate workout/foreclosure rights with respect to the underlying mortgage loans due to its status as Special Servicer or Master Servicer. CRIIMI MAE believes that all transactions entered into to date have had such satisfactory arrangements.

Business Strategy
-------------------
      CRIIMI MAE believes that its position as a leading purchaser of Subordinated CMBS, combined with its commercial loan servicing and origination capabilities and its access to the capital markets, provides the Company with a competitive advantage to capitalize on current opportunities existing in the securitized debt market. Significant elements of CRIIMI MAE's current business strategy are summarized below:

-   Increase its portfolio of Subordinated CMBS:
    ---------------------------------------------
    During the quarter ended March 31, 1998, the Company acquired Subordinated CMBS aggregating approximately $337 million in purchase price. Additionally, CRIIMI MAE has entered into agreements to purchase Subordinated with an aggregate purchase price of approximately $400 million. The transactions are conditional upon the normal course of review and due diligence and are scheduled to close in the second quarter of 1998. This will allow CRIIMI MAE to surpass its 1998 CMBS acquisition target of $600 million seven months ahead of schedule. The Company currently expects its CMBS acquisitions to exceed $1 billion for the year 1998. The Company believes that its loan origination, servicing and underwriting capabilities are competitive advantages as the Company competes against other investors for the acquisition of Subordinated CMBS.

-   Originate commercial mortgage loans:
    ------------------------------------
    CRIIMI MAE intends to continue to originate and/or acquire commercial mortgage loans. In 1997, the Company launched its "No-Lock" conduit loan program, and through March 31, 1998, had originated $376 million through this program. The program allows borrowers the flexibility to prepay loans at any time by paying a predetermined schedule of prepayment penalties. The Company expects to complete the first securitization of these commercial loans, anticipated to approximate $500 million, during the second quarter of 1998. Additionally, in late 1998, the Company intends to complete another larger securitization. As previously discussed, in connection with any such securitization, CRIIMI MAE will acquire and retain the mortgage loans on its books with the intent to hold the loans until maturity or prepayment. The Company will finance a portion of the loans by creating and placing investment grade securities backed by these loans with investors and will retain the balance of the cash flow, as well as any prepayment penalties. CRIIMI MAE will also serve as master and special servicer for the loan pool.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

         In April 1998, CRIIMI MAE announced it had joined forces with a commercial mortgage capital company to originate "large loans" under the "No-Lock" program. The mortgage loans and loan portfolios originated under this program will range from $30 million to $100 million.

         In order to facilitate the growth of the program, CRIIMI MAE also intends to open origination offices in Texas and Chicago in 1998.

-   Expand the Company's servicing portfolio:
    -----------------------------------------
    In conjunction with the Company's anticipated growth in the loan origination program and Subordinated CMBS acquisitions, the servicing portfolio will increase accordingly. The additional servicing will provide the Company with the rights to actively oversee and manage its assets, as well as generate additional income.

-   Resecuritize Subordinated CMBS:
    -------------------------------
    CRIIMI MAE intends to periodically resecuritize Subordinated CMBS. By resecuritizing a substantial portion of the Subordinated CMBS in its portfolio, CRIIMI MAE believes it will better match a portion of its liabilities with a portion of the assets, as such resecuritization transactions allow the Company to refinance floating-rate, recourse debt with longer-term, non recourse fixed-rate debt, and generate additional proceeds to fund growth. During May 1998, CRIIMI MAE completed its second resecuritization of Subordinated CMBS with a face amount of $1.8 billion, as discussed further below.

-   Access Capital Markets:
    ----------------------
    The Company expects to raise equity capital during 1998 through the issuance of both common and preferred equity, the net proceeds of which are intended to be used primarily to purchase Subordinated CMBS and fund a portion of loans originated through CRIIMI MAE's "no-lock" programs. During the first quarter of 1998, the Company has raised $108 million through equity offerings, comprised of $72 million from two common shares offerings, $21 million from common shares issued in connection with the Dividend Reinvestment and Stock Purchase Plan and $15 million from the issuance of preferred shares.


Results of Operations
---------------------
1998 versus 1997
----------------
    Tax Basis Income
    ----------------
    For the three months ended March 31, 1998, CRIIMI MAE earned

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued


income available to common shareholders of approximately $15.0 million or $0.34 per share, all recurring income, compared to recurring income available to common shareholders of $9.2 million or $0.28 per share for the three months ended March 31, 1997. This represented an increase in recurring income of approximately 21 %. Total tax basis income for the period ended March 31, 1997 of $0.52 per share included $0.24 per share of non-recurring income from the mortgage dispositions of a subsidiary that liquidated all of its assets and dissolved as of December 31, 1997.

    The primary factor resulting in the net increase in recurring income was the increase associated with CRIIMI MAE's growing portfolio of Subordinated CMBS. Also contributing to the increase was an increase in equity in earnings from investments, specifically increased revenues from CRIIMI MAE Services Limited Partnership and increases in other income (as further described below). Partially offsetting these increases to recurring tax basis income were increases in interest expense and general and administrative expenses as further discussed under Financial Statement Net Income and a decrease in mortgage interest earned due to the prepayment of certain CRIIMI MAE mortgages during 1998 and 1997.

    The primary factor resulting in the net decrease in total income during this period was the net gain of $13.7 million from the disposition of CRI Liquidating mortgages during the first quarter of 1997. These mortgage dispositions were in conjunction with the final planned liquidation of CRI Liquidating which was completed in 1997. Management believes that growth in earnings from the execution of CRIIMI MAE's business plan will more than offset the non-recurring gain earned from the liquidated subsidiary.

    Financial Statement Net Income
     ------------------------------
   Net recurring income available to common shareholders for financial statement purposes was approximately $12.3 million for the three months ended March 31, 1998, a 29% increase from approximately $7.5 million for the corresponding period in 1997. On a basic earnings per share basis, financial statement net recurring income for the three months ended March 31, 1998 increased approximately 26% to $0.29 per weighted average common share from $0.23 per weighted average common share for the corresponding period in 1997.
 Total basic earnings per share for the three months ended March 31, 1998 and 1997, was $0.29 and $0.54 per share, respectively. Descriptions of the significant changes in financial statement net income are discussed below.

    Mortgage Income
    ---------------

    Mortgage income decreased by approximately $1.1 million or 8.5% to $11.6 million for the three months ended March 31, 1998 from $12.7 million for the corresponding period in 1997. The decrease in mortgage income results from the prepayment of mortgages held by CRIIMI MAE and its wholly owned subsidiaries.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued


The prepayments aggregated approximately $25 million and $27 million of amortized cost for the three months ended March 31, 1998 and the twelve months ended December 31, 1997, respectively.

Income from Subordinated CMBS
-----------------------------
      Income from Subordinated CMBS increased by approximately $14.1 million or 84.3% to $30.9 million for the three months ended March 31, 1998 from $16.8 million for the corresponding period in 1997. This increase was the result of the acquisition of Subordinated CMBS at purchase prices aggregating approximately $337 million for the three months ended March 31, 1998 and $554 million during the twelve months ended December 31, 1997.

      Generally accepted accounting principles requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This currently results in income which is lower for financial statement purposes than for tax purposes. Based on the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the anticipated weighted average unleveraged yield over the expected average life of CRIIMI MAE's Subordinated CMBS for financial statement purposes as of March 31, 1998 was approximately 10.3%. Although there can be no assurance, the anticipated weighted average leveraged yield over the expected life of CRIIMI MAE's existing Subordinated CMBS for financial statement purposes as of March 31, 1998 is approximately 16.6%. This return was determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses, net of interest expense attributable to the financing of the rated tranches at current interest rates and borrowing amounts.

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

Equity In Earnings From Investments
-----------------------------------
      Equity in earnings from investments increased by approximately $488,000 or 60% to approximately $1.3 million for the three months ended March 31, 1998 as compared to $815,000 for the corresponding period in 1997. This increase is due primarily to higher net income from Services Partnership, which resulted from increases in servicing fee streams and float income earned on escrow balances derived from the steadily expanding servicing portfolio, which has grown to approximately $23 billion as of March 31, 1998, as compared to approximately $6.3 billion as of March 31, 1997. The increased float income and servicing fees were partially offset by increased general and administrative expenses associated with the growth in the servicing portfolio, as well as amortization of certain purchased servicing rights.

Other Investment Income
-----------------------
      Other investment income increased by approximately $268,000 or 29% to approximately $1.2 million for the three months ended March 31, 1998 as compared to approximately $920,000 for the corresponding period in 1997. This increase was primarily attributable to an increase in short-term interest and other income earned during the first quarter of 1998 on the amounts deposited in the loan origination reserve account, which had an average balance of $42 million during the first quarter of 1998. Approximately $705,000 of short-term interest income and net-carry income were earned on these deposits for the period. Amounts earned on the origination reserve account for the period ending March 31, 1997 were immaterial. Partially offsetting this income was the decrease in short-term interest income earned in 1997 by a subsidiary on the investment of mortgage disposition proceeds pending distribution to shareholders.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Expense
----------------
      Interest expense increased by approximately $9.1 million or 49.5% to approximately $27.4 million for the three months ended March 31, 1998 from approximately $18.3 million for the corresponding period in 1997. These increases were principally a result of additional amounts borrowed in connection with the acquisition of Subordinated CMBS during 1997 and the first quarter of 1998.

General and Administrative Expenses
-----------------------------------
      General and administrative expenses increased by approximately $590,000 or 24.6% to approximately $3.0 million for the three months ended March 31, 1998 as compared to approximately $2.4 million for the corresponding period in 1997. The increase in general and administrative during these periods is primarily the result of the continual growth of CRIIMI MAE's commercial mortgage operations.

Gains/Losses on Mortgage Dispositions
-------------------------------------
      During the three months ended March 31, 1998, CRIIMI MAE and its subsidiaries disposed of seven mortgages resulting in net gains of $46,000 for financial statement purposes. For the same period in 1997, CRI Liquidating disposed of 11 mortgages, its interest in one limited partnership participation agreement and a portion of its interest in another limited partnership participation agreement, resulting in net gains of approximately $17.3 million for financial statement purposes. These net gains were partially offset by three prepayments of mortgage assets held by CRIIMI MAE and its subsidiaries during the three months ended March 31, 1997 which resulted in financial statement net losses of approximately $161,000.

Cash Flow
---------
1998 versus 1997
----------------
      Net cash provided by operating activities decreased for the three months ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to the increase in receivables and other assets resulting primarily from the increase in interest income receivable on Subordinated CMBS as a result of acquisitions during 1997 and the first quarter of 1998 (as previously discussed) and prepayments from CRIIMI MAE's wholly owned subsidiaries.

      Net cash used in investing activities increased for the three months ended March 31, 1998 as compared to the corresponding period in 1997 primarily as a result of increased purchases of Subordinated CMBS (as previously discussed) and decreased proceeds from mortgage dispositions.

    Net cash provided by financing activities increased for the

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued


three months ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to increased proceeds from debt used to fund portions of Subordinated CMBS purchases and increased proceeds from equity offerings completed during 1998 (as previously discussed) as compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Financial Flexibility
--------------------
      To meet its capital requirements, CRIIMI MAE uses proceeds from long-term, fixed-rate debt refinancings, repurchase agreements, other borrowings, issuances of common and preferred shares and an unsecured working capital line of credit. In early 1998, CRIIMI MAE has raised approximately $93 million from public offerings of common shares and common shares issued in connection with the Dividend Reinvestment and Stock Purchase Plan and approximately $15 million from a "Series C" Preferred Share private placement.

      In general, CRIIMI MAE initially funds a significant portion of its Subordinated CMBS acquisitions with short-term, variable-rate debt. CRIIMI MAE's financing strategy is to refinance a significant portion of this short-term variable-rate acquisition debt with fixed-rate debt having maturities that match those of the underlying collateral through resecuritizations of its Subordinated CMBS. In May 1998, CRIIMI MAE completed the second resecuritization of its Subordinated CMBS portfolio, which under FAS 125 "Accounting for Transfers and servicing of Financial Assets" ("FAS 125"), qualified for both sale and financing accounting.
Through the May 1998 transaction, CRIIMI MAE refinanced approximately $468 million of its variable rate debt with fixed-rate match-funded debt. The transaction also generated net proceeds of approximately $160 million to be used for future growth. CRIIMI MAE also recognized a gain of $30 million on the sale of $345 million non-callable securities and an unrealized gain of approximately $25 million on investment grade securities treated as financings for accounting purposes and an additional unrealized gain of $85 million on the Company's remaining securities reclassified at fair market value.

      The Company's ability to execute its business strategy, including the acquisition of additional Subordinated CMBS, and its loan origination and securitization program, depends to a significant degree on its ability to obtain additional capital. Factors which could affect the Company's access to the capital markets, or the costs of such capital, include changes in interest rates, general economic conditions and perception in the capital markets of the Company's business, covenants under the Company's current and future debt securities and credit facilities, results of operations, leverage, financial conditions and business prospects.

      The Company's financial flexibility is also affected by its ability to borrow money in sufficient amounts and on favorable terms and by its ability to renew or replace on a continuous

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued


basis its maturing short-term borrowings. As previously discussed, in late 1997, CRIIMI MAE entered into a three-year master assignment agreement with a lender to finance up to $200 million of additional and/or existing investments in lower-rated Subordinated CMBS. In early 1998, this agreement was amended to finance up to $350 million in secured borrowings. Outstanding borrowings under this master assignment agreement are secured by the financed Subordinated CMBS. In addition, in early 1996 CRIIMI MAE entered into a three-year master repurchase agreement with a lender to finance up to $200 million of additional and/or existing investments in lower-rated Subordinated CMBS. During late 1997, CRIIMI MAE amended this agreement to provide up to $300 million in secured borrowings and extend the term to December 2000. In March 1998, CRIIMI MAE further amended this agreement to provide financing up to $500 million.

      For the three months ended March 31, 1998, CRIIMI MAE's weighted average cost of borrowing (including amortization of discounts and deferred financing fees of approximately $1.1 million) was approximately 7.7%. As of March 31, 1998, CRIIMI MAE's debt-to-equity ratio was approximately 3.0 to
1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0.

      CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the floating-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged; however, there can be no assurance that the Company will be able to do so. As of March 31, 1998, 77% of CRIIMI MAE's outstanding floating-rate debt is hedged with interest rate cap agreements that have weighted average strike price of approximately 6.6% and a weighted average remaining term of 2.2 years. The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and in certain circumstances increases in interest rates, changes in market spreads, or decreases in credit quality of underlying assets. Due to the aforementioned factors, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. From time to time, the Company has been required to fund such additional collateral needs. In each instance, the Company has had adequate unencumbered assets to meet its operating, investing and financing requirements, and management continually monitors the levels of unencumbered collateral.

      CRIIMI MAE's repurchase agreements are executed through a sale of securities with a simultaneous agreement to repurchase them in the future at the same price plus a contracted rate of interest. The Company's repurchase agreements qualify as financings under Financial Accounting Standard 125, "Accounting for Transfers and Servicing of Financial Assets and

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued


Extinguishment of Liabilities" and are accounted for as such. At March 31, 1998, CRIIMI MAE had repurchase agreements with German American Capital Corporation, Lehman Brothers Commercial Paper, First Union National Bank of North Carolina, Nomura Bermuda, Ltd., Morgan Stanley International Co., Ltd., Merrill Lynch Mortgage Capital Inc., Citicorp Securities Inc. and DLJ Mortgage Capital Inc.

Dividends
---------
      CRIIMI MAE's principal objectives are to enhance the value of CRIIMI MAE's capital stock and to provide increasing dividends to its shareholders. Tax basis recurring income, as well as financial statement recurring net income increased for the three months ended March 31, 1998 as compared to the corresponding periods in 1997 and, as a result, total dividends increased. Dividends paid on Series B Preferred Shares were $0.845 per share for the first quarter of 1998. Dividends paid on Series B Preferred Shares were $0.797 per share for the quarter ended March 31, 1997. Dividends paid on Series C Preferred Shares were $262,500 for the quarter ended March 31, 1998.
 There were no Series C Preferred Shares outstanding prior to March 31, 1997. Dividends totaling $50,848 were paid on the Series A Preferred Shares for the quarter ending March 31, 1997.

      The cash dividends paid by CRIIMI MAE and by its subsidiaries may vary during each period due to several factors. Some of the factors which impact CRIIMI MAE's dividend include (i) the level of income earned on uninsured mortgage assets, such as Subordinated CMBS and originated loans, which varies depending on prepayments, defaults, etc. (ii) the level of income earned on CRIIMI MAE's or its subsidiaries' mortgage security collateral depending on prepayments, defaults, etc., (iii) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate CRIIMI MAE pays on its other borrowings, (iv) the yield at which principal from scheduled monthly mortgage asset payments, mortgage dispositions loan origination reserves, escrow deposits and distributions from its subsidiaries can be reinvested, (v) changes in operating expenses, and (vi) dividends paid on preferred shares. CRIIMI MAE's dividends will also be impacted by the timing and amounts of cash flows attributable to its other lines of business -mortgage servicing, advisory and origination services.

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

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

Investment Company Act
----------------------
      CRIIMI MAE intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the Securities and Exchange Commission ("SEC") and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the SEC, to qualify for this exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests. Pursuant to SEC staff interpretations, CRIIMI MAE's Government Insured Mortgage Assets are Qualifying Interests, but such investments currently comprise only approximately 26% of the Company's assets. Subordinated CMBS currently comprise approximately 65% of CRIIMI MAE's assets.

      The Company will acquire Subordinated CMBS only when such mortgage assets are collateralized by pools of first mortgage loans, when the Company can monitor the performance of the underlying mortgage loans through loan management and servicing rights, and when the Company has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, CRIIMI MAE believes that the related Subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, CRIIMI MAE believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest primarily in such Subordinated CMBS and/or in other Qualifying Interest. However, if the SEC or its staff were to take a different position with respect to whether CRIIMI MAE's Subordinated CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would comply with the Investment Company Act and be able to register as an investment company. In such event (i) modification of the Company's business plan so that it would not be required to register as an investment company would likely entail a disposition of a significant portion of the Company's Subordinated CMBS or the acquisition of significant additional assets, such as Government Insured Mortgage Assets, which are Qualifying Interests or (ii) modification of the Company's business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing the Company's indebtedness (including the possible prepayment of the Company's repurchase agreement financing and/or the Notes), which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Any such modification of the Company's business plan

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued


could have a material adverse effect on the Company. Further, if it were established that the Company were an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that the Company was an unregistered investment company. Any such results would be likely to have a material adverse effect on the Company and its ability to service its debt obligations.

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

      On February 3, 1998, the Company, the individual defendants and the Plaintiff executed a settlement agreement. Under the terms of the settlement agreement, the Company will neither make or receive any payments as a result of the settlement, but will make, upon court approval, certain disclosures and adopt a non-binding policy sought by the Plaintiff. The settlement agreement was preliminarily approved by the court on February 12, 1998. Stockholders of record as of February 3, 1998 will receive notice of the proposed settlement and will have until April 28, 1998 to file any objections. Final approval of the settlement is scheduled for May 14, 1998.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

Forward-Looking Statements
--------------------------
      In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements:
(1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Company with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs, and business strategies and plans (including, without limitation, plans to purchase additional Subordinated CMBS and other mortgage assets and plans to expand the servicing and origination of mortgage assets), and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Company, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans (including, without limitation, plans to purchase additional subordinated commercial mortgage-backed securities and other mortgage assets and plans to expand the servicing and origination of mortgage assets). The Company's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, (i) heightened competition, including specifically increased competition for acceptable mortgage asset purchase opportunities with financial institutions, including banks, insurance companies, savings and loan associations, pension funds, and other real estate investment trusts and investors in real estate and mortgage assets which have investment objectives similar to those of the Company and some of which may have greater financial resources than the Company, (ii) the availability of suitable opportunities for the acquisition, ownership and disposition of mortgage assets, and yields available from time to time on such mortgage assets, (which, in turn, depend to a large extent on the type of mortgage asset involved, prevailing interest rates, the nature and geographical location of the property, competition and other factors, none of which can be predicted with certainty), (iii) regulatory and litigation matters, (iv) interest rates, (v) imbalances in cash available for distribution caused by an unanticipated level of defaults and/or prepayments on the Company's portfolio of mortgage assets, (vi) the Company's ability to refinance debt on terms that are comparable to current terms when such debt becomes due, and (vii) trends in the economy which affect confidence and demand for the Company's

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

portfolio of mortgage assets, particularly trends affecting the Company's assets.

Other
-----
CRIIMI MAE is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company is currently evaluating Year 2000 compliance status of its suppliers and borrowers. In the event that any of the Company's significant suppliers or borrowers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Note 14 of the notes to the consolidated financial statements of CRIIMI MAE Inc., which is incorporated herein by reference.

PART II. OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES

      Reference is made to Note 9 of the notes to the consolidated financial statements of CRIIMI MAE Inc., which is incorporated herein by reference.

PART II. OTHER INFORMATION
ITEM 6(a). EXHIBITS

    The exhibits filed as part of this report are listed below:

         Exhibit No.            Description
         ----------             -----------

            10(a) Master Loan and Security Agreement dated as if March 31, 1998 between CRIIMI MAE Inc and German American Capital Corporation (filed herewith).

            10(b)       Master Assignment Agreement dated as of
                        November 25, 1997 between CRIIMI MAE Inc and Lehman Commercial Paper, Inc (filed herewith).

            27          Financial Data Schedule (filed herewith)

ITEM 6(b).   REPORTS ON FORM 8-K

      Reports on form 8-K were filed on January 23, 1998, February 20, 1998, March 12, 1998 and March 20, 1998.

                                SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CRIIMI MAE INC.


May 15, 1998                      /s/ Cynthia O. Azzara
----------------                  -----------------------------
DATE                              Cynthia O. Azzara
                                  Senior Vice President,
                                  Principal Accounting Officer
                                    and Chief Financial Officer