Form 10-Q
period 1998-06-30
CRIIMI MAE INC
filed 1998-08-03
CIK 847322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           June 30, 1998
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding as of July 30, 1998
----------------------------       ----------------------------------
Common Stock, $.01 par value                   48,034,099

                                 CRIIMI MAE INC.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998


                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - as of June 30, 1998
            (unaudited) and December 31, 1997 . . . . . . .         3

          Consolidated Statements of Income - for the
            three and six months ended June 30, 1998
            and 1997 (unaudited)  . . . . . . . . . . . . .         5

          Consolidated Statement of Changes in
            Shareholders' Equity - for the six months
            ended June 30, 1998 (unaudited) . . . . . . . .         7

          Consolidated Statements of Cash Flows -
            for the six months ended June 30, 1998
            and 1997 (unaudited)  . . . . . . . . . . . . .         8

          Notes to Consolidated Financial Statements  . . .
            (unaudited) . . . . . . . . . . . . . . . . . .        10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . .        38

PART II.  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . .        53

Item 2.   Changes in Securities . . . . . . . . . . . . . .        54

Item 3.   Defaults Upon Senior Notes  . . . . . . . . . . .        54

Item 4.   Submission of Matters to a Vote of
          Security Holders  . . . . . . . . . . . . . . . .        54

Item 5.   Other Information . . . . . . . . . . . . . . . .        54

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .        55

Signature   . . . . . . . . . . . . . . . . . . . . . . . .        56

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                                           CRIIMI MAE INC.
                                                     CONSOLIDATED BALANCE SHEETS

                                                             June 30,              December 31,
                                                               1998                     1997
                                                          --------------           --------------
                                                          (unaudited)
Assets:
  Mortgage Assets:
    Subordinated CMBS, at fair value                      $1,566,016,034           $   35,424,387
    Subordinated CMBS, at amortized cost                              --            1,079,055,459
    Mortgage securities, insured loans, at
      fair value                                             587,031,839               18,888,883
    Mortgage securities, insured loans, at
      amortized cost                                                  --              586,224,858
    Investment in originated loans, at
      amortized cost                                         503,643,362                       --

  Equity Investments                                          44,731,988               46,234,269

  Receivables and other assets                               120,209,124              105,368,838
  Cash and cash equivalents                                   20,423,168                2,108,794
                                                          --------------           --------------
      Total assets                                        $2,842,055,515           $1,873,305,488
                                                          ==============           ==============


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Liabilities:
  Securitized mortgage obligations:
    Collateralized bond obligations-CMBS                  $  117,674,604           $  137,061,676
    Collateralized mortgage obligations -
      insured loans                                          527,168,191              559,363,321
    Collateralized mortgage obligations -
      originated loans                                       390,159,048                       --
  Senior unsecured notes                                      99,890,133               99,877,695
  Repurchase Agreements-CMBS                                 957,668,475              585,379,360
  Other financing facilities                                  28,700,000               33,250,000
  Payables and accrued expenses                               18,291,043               12,460,018
                                                          --------------           --------------
        Total liabilities                                  2,139,551,494            1,427,392,070
                                                          --------------           --------------
Minority interests in
  consolidated subsidiaries                                      927,708                  932,431
                                                          --------------           --------------

Shareholders' equity:
  Convertible preferred stock                                     18,796                   18,294
  Common stock                                                   478,001                  406,703
  Net unrealized gains on securities                         117,951,440                1,082,811
  Additional paid-in capital                                 583,128,076              448,524,552
                                                          --------------           --------------
                                                             701,576,313              450,032,360

Less treasury shares, at cost-
 538,635 shares                                                       --               (5,051,373)
                                                          --------------           --------------
        Total shareholders' equity                           701,576,313              444,980,987
                                                          --------------           --------------
        Total liabilities and shareholders'
          equity                                          $2,842,055,515           $1,873,305,488
                                                          ==============           ==============

                                  The accompanying notes are an integral part
                                 of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                                      CRIIMI MAE INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                         For the three months ended         For the six months ended
                                                                    June 30,                      June 30,
                                                             1998            1997              1998            1997
                                                         -----------     ------------      ------------    ------------

Interest income:
  Subordinated CMBS                                      $35,547,939      $17,515,784       $66,438,960     $34,279,820
  Collateralized mortgage obligations -
    insured loans                                         11,277,667       12,251,276        22,865,904      24,912,078
  Collateralized mortgage obligations -
    originated loans                                       2,749,695               --         2,749,695              --
                                                         -----------      -----------       -----------     -----------

    Total interest income                                 49,575,301       29,767,060        92,054,559      59,191,898
                                                         -----------      -----------       -----------     -----------
Interest and related expenses:
  Fixed-rate collateralized bond obligations - CMBS        2,355,015        2,897,118         5,169,181       5,681,129
  Fixed-rate collateralized mortgage
    obligations - insured loans                           10,198,204       10,637,167        20,654,525      21,593,028
  Fixed-rate collateralized mortgage
    obligations - originated loans                         1,998,166               --         1,998,166              --
  Fixed-rate senior unsecured notes                        2,431,723               --         4,831,347              --
  Floating-rate repurchase agreements - CMBS              14,629,517        3,347,292        25,858,460       7,726,844
  Other financing facilities                                 450,659          184,499           943,458         386,999
                                                         -----------      -----------       -----------     -----------

    Total interest expense                                32,063,284       17,066,076        59,455,137      35,388,000
                                                         -----------      -----------       -----------     -----------

  Net interest margin                                     17,512,017       12,700,984        32,599,422      23,803,898
                                                         -----------      -----------       -----------     -----------

Gain on sale of securities                                29,140,689               --        29,140,689              --
Equity in earnings from investments                          941,719          730,940         2,244,696       1,545,462
Other income                                               1,623,924          348,749         2,811,981       1,269,096
(Loss) gain on mortgage dispositions                         (92,283)          95,000           (45,834)     17,233,949
General and administrative expenses                       (3,047,234)      (2,656,255)       (6,030,991)     (5,061,491)
Amortization of assets acquired in the Merger               (719,394)        (719,391)       (1,438,788)     (1,438,782)
                                                         -----------      -----------       -----------     -----------
                                                          27,847,421       (2,200,957)       26,681,753      13,548,234
                                                         -----------      -----------       -----------     -----------

Net income before minority interest                       45,359,438       10,500,027        59,281,175      37,352,132

Minority interest in net income of
  consolidated subsidiary                                    (15,055)         (87,842)          (41,364)     (7,840,407)

Dividends on preferred stock                              (1,918,007)      (1,541,478)       (3,557,504)     (3,366,865)
                                                         -----------      -----------       -----------     -----------

Net income available to common shareholders              $43,426,376      $ 8,870,707       $55,682,307     $26,144,860
                                                         ===========      ===========       ===========     ===========


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Net income per common share:

  Basic                                                  $      0.92      $      0.24       $      1.23     $      0.75
                                                         ===========      ===========       ===========     ===========

  Diluted                                                $      0.85      $      0.23       $      1.16     $      0.69
                                                         ===========      ===========       ===========     ===========

Shares used in computing basic
  earnings per share, exclusive of
  shares held in treasury                                 47,274,908       37,736,831        45,101,762      34,825,567
                                                         ===========      ===========       ===========     ===========

                                            The accompanying notes are an integral part
                                             of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                          CRIIMI MAE INC.
                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                               For the six months ended June 30, 1998
                                            (Unaudited)



                                                            Net
                            Preferred     Common Stock   Unrealized    Additional                                   Total
                            Stock Par         Par         Gains on      Paid-in     Undistributed    Treasury    Shareholders'
                              Value          Value       Securities     Capital       Net Income      Shares       Equity
                            ----------    ------------ -------------  ------------- -------------  ------------ -------------
Balance, December 31,
  1997                      $   18,294    $    406,703 $   1,082,811  $ 448,524,552 $          --  $ (5,051,373)$ 444,980,987
Net income                          --              --            --             --    59,239,811            --    59,239,811
Dividends paid on
  preferred shares                  --              --            --             --    (3,557,504)           --    (3,557,504)
Dividends paid on common
  shares                            --              --            --             --   (35,551,273)           --   (35,551,273)
Conversion of preferred shares
  into common shares              (998)          4,585            --         (3,587)           --            --            --
Stock options exercised             --             352            --        256,932            --            --       257,284
Adjustment to net unrealized
gains on securities                 --              --   116,868,629             --            --            --   116,868,629
Shares issued                    1,500          71,747            --    119,265,132            --            --   119,338,379
Treasury shares
  retired                           --          (5,386)         --       (5,045,987)           --     5,051,373            --
                            ----------    ------------ -------------  ------------- -------------  ------------ -------------
Balance, June 30,
  1998                      $   18,796    $    478,001 $ 117,951,440  $ 562,997,042 $  20,131,034  $         -- $ 701,576,313
                            ==========    ============ =============  ============= =============  ============ =============



                                             The accompanying notes are an integral part
                                             of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                                 CRIIMI MAE INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                     For the six months ended
                                                                                              June 30,
                                                                                       1998                 1997
                                                                                  --------------        ------------
Cash flows from operating activities:
  Net income                                                                      $   59,239,811        $ 29,511,726
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Reclassification of cash gain on sale of collateralized
        bond obligation to investing activities                                      (29,140,689)                 --
      Amortization of discount and deferred financing
        costs on debt                                                                  2,448,867           1,853,564
      Amortization of assets acquired in the Merger                                    1,438,788           1,438,782
      Depreciation and other amortization                                                850,940             419,595
      Discount/Premium amortization on mortgages and Subordinated CMBS                (1,248,750)            122,554
      Net loss/(gains) on mortgage dispositions                                           45,834         (17,181,590)
      Equity in earnings from investments                                                800,818            (272,891)
      Valuation adjustment to hedges                                                          --              28,250
      Minority interests in earnings of consolidated subsidiary                           41,364           7,840,407
      Changes in assets and liabilities:
        (Increase) decrease in receivables and other assets                          (24,076,015)             33,967
        Increase (decrease) in payables and accrued expenses                           1,002,637            (201,430)
        Increase in interest payable                                                   5,078,498             575,898
                                                                                  --------------        ------------
          Net cash provided by operating activities                                   16,482,103          24,168,832
                                                                                  --------------        ------------
Cash flows from investing activities:
  Proceeds from sale of collateralized bond obligation                               334,919,531                  --
  Purchase of originated loans                                                      (495,825,576)                 --
  Purchase of Subordinated CMBS                                                     (786,870,157)        (80,984,641)
  Net funding of loan origination reserve                                             10,658,541          (1,885,800)
  Payment of deferred costs                                                           (9,049,031)             (2,141)
  Distributions received from equity investments                                       4,350,000                  --
  Proceeds from mortgage dispositions                                                 32,734,704          69,349,521
  Receipt of principal payments                                                        7,992,195           3,139,128
  Purchase of Real Estate Owned Property                                                      --          (3,700,116)
  Servicing rights acquired and contributed to Services Partnership                   (3,928,957)         (2,422,077)
                                                                                  --------------        ------------
          Net cash (used in) investing activities                                   (905,018,750)        (16,506,126)
                                                                                  --------------        ------------


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Cash flows from financing activities:
  Proceeds from sale of CMO bonds                                                    390,068,687                  --
  Proceeds from debt issuances                                                     1,862,928,331         151,001,288
  Principal payments on debt obligations                                          (1,418,311,314)       (173,260,149)
  Increase in deferred financing costs                                                (8,275,482)         (1,865,075)
  Dividends (including return of capital) paid to shareholders,
    including minority interests                                                     (39,154,864)        (52,822,348)
  Proceeds from the issuance of convertible preferred shares                          15,000,000                  --
  Proceeds from the issuance of common shares                                        104,595,663          75,200,833
                                                                                  --------------        ------------
          Net cash provided by (used in) financing activities                        906,851,021          (1,745,451)
                                                                                  --------------        ------------
Net increase in cash and cash equivalents                                             18,314,374           5,917,255

Cash and cash equivalents, beginning of period                                         2,108,794          10,966,354
                                                                                  --------------        ------------
Cash and cash equivalents, end of period                                          $   20,423,168        $ 16,883,609
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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     CRIIMI MAE Inc. ("CRIIMI MAE" or the "Company") is a fully integrated commercial mortgage company structured as a self-administered real estate investment trust ("REIT"). CRIIMI MAE's primary activities include (i) originating, servicing, and securitizing commercial mortgage loans and commercial mortgage backed securities ("CMBS") and (ii) acquiring non-investment grade subordinated securities backed by first mortgage loans on multifamily properties and other commercial real estate ("Subordinated CMBS"). CRIIMI MAE believes that its focus on acquiring Subordinated CMBS, together with its expertise in underwriting, servicing and originating commercial mortgage loans and CMBS, has enabled the Company to take advantage of the rapid growth in the securitization of debt backed by commercial mortgage loans.

     CRIIMI MAE owns 100% of multiple financing and operating subsidiaries (discussed in Note 6), and various interests in other entities which either own or service mortgage assets.

     The Company intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the Securities and Exchange Commission ("SEC") and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the SEC, to qualify for this exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests. Pursuant to such SEC staff interpretations, CRIIMI MAE's Government Insured Mortgage Assets and originated loans are Qualifying Interests. The Company will acquire Subordinated CMBS only when such mortgage assets are collateralized by pools of first mortgage loans, when the Company can monitor the performance of the underlying mortgage loans through loan management and servicing rights, and when the Company has appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, CRIIMI MAE believes that the related Subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, CRIIMI MAE believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it continues to invest primarily in such Subordinated CMBS and/or in other Qualifying Interests. However, if the SEC or its staff were to take a different position with respect to whether CRIIMI MAE's Subordinated CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would comply with the Investment Company Act and be able to register as an investment company. In such event, (i) modification of the Company's business plan so that it would not be required to register as an investment company would likely entail a disposition of a significant portion of the Company's Subordinated CMBS or the acquisition of significant additional assets, such as Government Insured Mortgage Assets, which are Qualifying Interests or (ii) modification of the Company's business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing the Company's indebtedness (including the possible prepayment of the Company's repurchase agreement financing and/or the Notes), which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company's business plan could have a material adverse effect

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization - Continued

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

2.   Basis of Presentation

     In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, CRIIMI MAE Management Inc. ("CRIIMI Management"), CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CRIIMI MAE Holding Inc., CRIIMI MAE Holding L.P. and CRIIMI, Inc., and CRIIMI MAE CMBS Corporation contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated financial position of CRIIMI MAE as of June 30, 1998 and December 31, 1997, the consolidated results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997.

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

     Reclassifications
     -----------------
          Certain amounts in the consolidated financial statements as of and for December 31, 1997 and the three and six months ended June 30, 1997 have been reclassified to conform to the 1998 presentation.

     Transfer of Financial Assets
     ----------------------------
          The Company transfers assets (mortgages and mortgage securities) in securitization transactions where the transferred assets become the sole source of repayment for newly issued debt. When both legal and control rights to a financial asset are transferred, the transfer is treated as a sale. Transfers are assessed on an individual component basis. In a securitization, the cost basis of the original assets transferred is allocated to each of the new financial components based upon the relative fair value of the new financial components. For components where sale treatment is achieved, a gain or loss is recognized for the difference between that components allocated cost basis and fair value. For components where sale treatment is not achieved, an asset is recorded representing the allocated cost basis of the new financial components retained and the related incurrence of debt is also recorded. In transactions where none of the components are sold, the Company recognizes the incurrence of debt and the character of the collateralizing assets remain unchanged.

     Subordinated CMBS
     -----------------
          On May 8, 1998, CRIIMI MAE consummated a transaction which resulted in the sale of a portion of its Subordinated CMBS portfolio (Note 4). In accordance with Generally Accepted Accounting Principles ("GAAP"), the Company will no longer classify CMBS Securities as Held to Maturity. The Company's CMBS Securities will be classified as Available for Sale. As a result, CRIIMI MAE will now carry its Subordinated CMBS at fair

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Summary of Significant Accounting Policies - Continued

     market value where changes in fair value are recorded as a component of stockholders equity. As of June 30, 1998, the fair value is approximately $100 million in excess of their amortized cost basis.

          CRIIMI MAE recognizes income from Subordinated CMBS using the effective interest method, using the anticipated yield over the projected life of the investment. Changes in anticipated yields are generally due to revisions in estimates of future credit losses, actual losses incurred and actual prepayments. Changes in anticipated yield resulting from prepayments are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the original investment date. CRIIMI MAE recognizes impairment on its Subordinated CMBS whenever it determines that the current estimate of expected future credit losses exceeds credit losses as originally projected. Impairment losses are determined by comparing the fair value of a Subordinated CMBS to its current carrying amount, the difference being recognized as a loss. If future credit loss estimates are increased and the fair value of the related Subordinated CMBS is in excess of its carrying amount, the yield is adjusted accordingly on a prospective basis. Reduced estimates of credit losses are recognized as an adjustment to the estimated yield over the remaining life of the Subordinated CMBS.

     Investment in Originated Loans
     ------------------------------
          This portfolio consists of commercial loans originated and securitized by CRIIMI MAE. The origination fee income, application fee income and costs associated with originating the loans were deferred and the net amount was added to the basis of the loans on the balance sheet. Income is recognized using the effective interest method and consists of mortgage income from the loans and amortization of deferred loan costs. Expenses from this portfolio consists of interest expense, discount amortization and amortization of costs incurred in conjunction with the securitization. CRIIMI MAE has the intent to hold these loans to maturity and therefore the mortgage security collateral is classified as Held for Investment and are recorded at amortized cost on the balance sheet. The Company recognizes impairment on the loans when it is probable that they will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on the present value of expected future cash flows discounted at the loans effective interest rate or the fair value of the collateral if the loan is collateral dependent.

     Mortgage Securities - Insured Loans
     -----------------------------------
          CRIIMI MAE's consolidated investment in mortgage securities comprises participation certificates evidencing a 100% undivided beneficial interest in Government Insured Multifamily Mortgages issued or sold pursuant to programs of the Federal Housing Administration (FHA) (FHA-Insured Loans) and mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities). Payment of principal and interest on FHA-Insured Loans is insured by the US Department of Housing and Urban Development (HUD) pursuant to Title 2 of the National Housing Act. Payment of principal and interest on GNMA Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

          As a result of the May 8, 1998 transaction involving the sale of a portion of its Subordinated CMBS portfolio (Note 4), the Company, in accordance with GAAP, will no longer classify these mortgage securities as

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Summary of Significant Accounting Policies - Continued

     Held to Maturity. The Company's mortgage securities will be classified as Available for Sale. As a result, the Company will now carry its mortgage securities at fair value where changes in fair value are recorded as a component of stockholders' equity. As of June 30, 1998, the fair value is approximately $18 million in excess of their amortized cost basis.

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

     Consolidated Statements of Cash Flows
     -------------------------------------
          Cash payments made for interest during the six months ended June 30, 1998 and 1997 were $51,927,772 and $32,958,537, respectively.

     Per Share Amounts
     -----------------
          Basic earnings per share amounts for the three and six months ended June 30, 1998 and 1997 represent net income available to common shareholders' divided by the weighted average common shares outstanding during each period. Diluted earnings per share amounts for the three and six months ended June 30, 1998 and 1997 are adjusted for dilutive common stock equivalents for which CRIIMI MAE includes stock options and certain classes of preferred stock. See Note 12 for a reconciliation of basic earnings per share to diluted earnings per share.

     New Accounting Statements
     -------------------------
          During 1997, FASB Issued SFAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in the statement of income. This would include net income as currently reported by CRIIMI MAE adjusted for unrealized gains

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Summary of Significant Accounting Policies - Continued

     and losses related to CRIIMI MAE's sale of callable investment grade securities (as discussed in Note 4), Subordinated CMBS, mortgages and IO CMBS accounted for as "available for sale". Net unrealized gains and losses are currently reported in the shareholders' equity section of the balance sheet. FAS 130 is effective beginning January 1, 1998. Comprehensive income under FAS 130 for the three months ended June 30, 1998 and 1997 would be $161,939,772 and $10,563,221, respectively, and for the six months ended June 30, 1998 and 1997 would be $176,108,440 and $20,717,220, respectively.

          During 1997, FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographical areas and major customers. FAS 131 is effective for the year ending 1998.

          During 1998, FASB issued SFAS 133 "Accounting for Derivative Instruments and for Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for the Company beginning January 1, 2000. The Company is evaluating its eventual impact on its financial statements.

4.   Mortgage Assets - Subordinated CMBS

     Since mid 1994, CRIIMI MAE has been in the business of purchasing Subordinated CMBS. Through March 31, 1998, CRIIMI MAE had acquired 112 individual securities collateralized by 30 mortgage securitization pools. In December 1996, 35 of these securities from 12 separate mortgage securitization pools were resecuritized by CRIIMI MAE aggregating $449 million face amount (CBO-1). CBO-1 involved CRIIMI MAE's public issuance of investment grade securities with a face amount of $142 million and retention of investment grade securities with a face amount of $307 million. Through CBO-1, CRIIMI MAE obtained a higher overall weighted average credit rating for its new securities than the weighted average credit rating on the related CMBS collateral. CBO-1 was initially accounted for as a financing of the resecuritized assets. However, in conjunction with the 1998 resecuritization discussed below, a portion of the retained securities from CBO-1 have subsequently been sold and the remaining amortized cost basis of those CMBS assets has been allocated to the securities retained.

     During 1997, FAS 125 "Accounting for Transfers and Servicing of Financial Assets" became effective. This statement significantly changed the accounting treatment for transfers of financial assets. FAS 125 changed accounting standards to require transfers of assets to be accounted for on a component basis instead of as an entire unit. Accordingly, components (securities) are treated as sales or retained interests based upon CRIIMI MAE's ability to control the component. Components where control is not retained are treated as sales and those where control is retained are treated as retained interests.

     As previously discussed, in May 1998, CRIIMI MAE completed another resecuritization of CMBS assets, with a combined face value of approximately

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Mortgage Assets - Subordinated CMBS - Continued

$1.8 billion involving 75 individual securities collateralized by 19 mortgage securitization pools and 3 of the retained securities from CBO-1 (CBO-2). CBO-2 involved CRIIMI MAE's private placement of securities with a face amount of $468 million and retention of securities with a face amount of approximately $1.3 billion. Certain securities included call provisions to enable CRIIMI MAE to 1) call bonds if market conditions warrant, and 2) call bonds when it is no longer cost effective to service them. As a result, CBO-2 resulted in a sale of certain securities and retention of new securities. In accordance with FAS 125, the assets collateralizing the resecuritization are "derecognized" and the combined amortized cost basis of the collateralizing assets was allocated to the new securities issued. CRIIMI MAE received $345 million for the investment grade securities sold without call provisions which had an allocated cost basis of $306 million, resulting in a gain of $29.1 million. CRIIMI MAE recorded retained assets totaling $926 million representing the allocated amortized cost basis for the $123 million face amount of investment grade securities issued with call provisions and the $1.3 billion face amount of non-investment grade retained interests in CBO-2. CBO-2 generated $160 million of excess proceeds primarily as a result of a higher overall weighted average credit rating for its new securities as compared to the weighted average credit rating on the related CMBS collateral. These excess proceeds were used to acquire additional Subordinated CMBS during the second quarter of 1998.

     The sale of certain securities requires reclassification of CRIIMI MAE's entire portfolio of mortgage securities (consisting of mortgage security collateral, and CMBS) from held to maturity to available for sale. Therefore, CRIIMI MAE's securities, effective second quarter of 1998, are reflected on the balance sheet at fair market value and the difference between amortized cost and fair market value is reflected as a component of shareholders' equity. This reclassification resulted in an increase in shareholders' equity of approximately $117 million as of June 30, 1998.

     Additionally, as part of CBO-2, CRIIMI MAE's servicing affiliate sold trustee servicing rights on CBO-2 for $4.2 million, resulting in a gain of approximately $400,000 for financial reporting purposes, which is included in equity in earnings from investments on the consolidated statements of income, and gain of $4.2 million for tax purposes.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Mortgage Assets - Subordinated CMBS - Continued

     At June 30, 1998, CRIIMI MAE held the following securities:

                                                   Original                6/30/98
                                                 Anticipated             Anticipated
                                                 Unleveraged             Unleveraged
                                                   Yield to                Yield to
   Pool(4)                                       Maturity (1)(3)         Maturity (2)(3)
------------                                    ------------            ------------
Retained Securities from
  CRIIMI 1996 C1 (CBO1)                                19.5%                   19.5%

DLJ Mortgage Acceptance Corp.
  Series 1997 CF2 Tranche B-30C                         8.1%                    8.1%

Nomura Asset Securities Corp.
  Series 1998-D6 Tranche B7                            12.0%                   12.0%

Retained Securities from
  CRIIMI 1998 C1 (CBO2)                                10.3%                   10.3%

Mortgage Capital Funding, Inc.
  Series 1998-MC1                                       8.9%                    8.9%

Chase Commercial Mortgage Securities
  Corp.
  Series 1998-1                                         8.8%                    8.8%

First Union/Lehman Brothers
  Series 1998 C2                                        8.9%                    8.9%

Morgan Stanley Commercial Inc.
  Series 1998-WF2                                       8.5%                    8.5%

Weighted Average                                       10.2%(3)                10.2%(3)

(1)  Represents the original anticipated yield to maturity of the Subordinated CMBS, based on management's estimate of the timing and amount of future credit losses and prepayments.

(2)  Unless otherwise noted, changes in the June 30, 1998 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions relating to mortgage collateral.

(3)  Represents the anticipated weighted average unleveraged yield over the expected average life of the Company's Subordinated CMBS portfolio as of the date of acquisition and June 30, 1998, respectively.

(4)  As of June 30, 1998, CRIIMI MAE serviced a total CMBS pool of $29.5 billion.  Approximately .4% of the total CMBS pool is specially serviced by CRIIMI MAE, of which, .3% of the loans are specially serviced due to payment default and the remainder is specially serviced due to non-payment default.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Mortgage Assets - Subordinated CMBS - Continued

The aggregate investment by the underlying rating of the Subordinated CMBS is as follows:

                         Face Amount                   Fair Value
                           as of                         as of                      Amortized Cost as of
                        June 30, 1998                June 30, 1998        June 30, 1998        December 31, 1997
Security Rating(2)      (in millions)        %       (in millions)(1)     (in millions)         (in millions)
---------------     -------------------  --------  ----------------    ------------------     -----------------
AA-                 $     --             $   --       $    --             $     --               $     5.6

A                       62.6                  3%         63.1                 56.7                      --

BBB                    150.6                  7%        143.6                126.4                     4.0

BBB-                   115.2                  5%        108.1                 92.4                      --

BB+                    382.0                 17%        335.2                304.6                     8.6

BB                     248.9                 11%        239.9                233.6                   445.0

BB-                     81.6                  4%         67.9                 65.5                    89.8

B+                     128.7                  6%         97.7                 92.5                      --

B                      285.1                 13%        208.1                197.0                   357.4

B-                     191.1                  9%        105.8                102.1                    44.6

CCC                     91.9                  4%         38.4                 36.0                    10.9

Unrated                460.5                 21%        158.2                159.7                   113.2
                    --------             ------     ---------             --------               ---------
Total(3)            $2,198.2                100%    $ 1,566.0             $1,466.5               $ 1,079.1
                    ========             ======     =========             ========               =========


(1)  The estimated fair values of Subordinated CMBS are based on the dealers' quoted market prices or an average of market quotes for the Company's other Subordinated CMBS and represent the carrying value of the assets.
(2)     During the three months ended June 30, 1998, CRIIMI MAE purchased tranches of subordinated CMBS from four separate transactions that have a combined face value of approximately $610 million, and purchase price aggregating approximately $450 million.
(3)  Refer to Footnote 7 for additional information regarding the total face amount and purchase price of Subordinated CMBS for tax purposes.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Mortgage Assets - Subordinated CMBS - Continued

     As of June 30, 1998, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and at the locations identified below:

Property Type       Percentage(3)    Geographic(1)    Percentage(3)
-------------       ------------     ------------     ---------
Multifamily           32%            California         17%
Retail                28%            Texas              13%
Office                14%            Florida             7%
Hotel                 13%            Other (2)          63%
Other                 13%

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

     The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This currently results in income which is lower for financial statement purposes than for tax purposes. Additionally, this method can result in GAAP income recognition which is greater than cash received. For the three and six months ended June 30, 1998, the amount of income recognized in excess of cash due to the effective interest rate method was approximately $738,000 and approximately $2.2 million, respectively. For the three and six months ended June 30, 1997, the amount of income recognized in excess of cash due to the effective interest rate method was approximately $159,000 and approximately $674,000, respectively.

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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Loan Origination Program

     Included in CRIIMI MAE's portfolio of mortgage assets are loans originated through its mortgage loan conduit program with a major financial institution (the Program). The Program is designed to create pools of multifamily and commercial mortgage loans, either through origination or acquisition, for the purpose of issuing commercial mortgage-backed securities. During the warehouse period, a financial institution will fund and originate in its name all mortgage loans under the Program, and as collateral, CRIIMI MAE is required to deposit a portion of each loan amount in a reserve account. In conjunction with the loan origination program, the Company may also make mezzanine loans which have a second priority position in the same property. In such case, CRIIMI MAE generally requires a form of participation interest in the property as consideration for making the mezzanine loan. The Company funded mezzanine loans in the amount of $4 million as of June 30, 1998. Additionally, subsidiaries of CRIIMI MAE will service the mortgage loans, and CRIIMI MAE will facilitate the securitization of the loans (see discussion below). In conjunction with any securitization, the Company will take title and finance a portion of the loans by creating and placing investment grade securities with investors. The Company will take title to and retain the balance of the cash flow, as well as any prepayment penalties.

     In June 1998, the company securitized $496 million of its "No-Lock" commercial mortgage product originated or acquired through the Program, and through CRIIMI MAE CMBS Corp., issued Commercial Mortgage Loan Trust Certificates, Series 1998-1. The loans have a weighted average net interest rate of 7.3%, a weighted average maturity of approximately 11 years and at June 30, 1998, a fair value of approximately $504 million. The basis of the loans includes approximately $8 million of deferred loan costs that will be amortized over the life of the securitization and recognized in income using the effective interest rate method. In addition to the $496 million included in the securitization, the Company has originated $170 million through June 30, 1998. In conjunction with these loans, the Company has deposited $20.5 million in a deposit account.

     Through this securitization, CRIIMI MAE sold $397 million face amount of fixed-rate investment grade securities (see also Note 10). CRIIMI MAE retained the remaining principal and interest cash flows from the mortgage loans that collateralize the securitization. CRIIMI MAE has call rights on each of the issued securities and therefore has not surrendered control of the collateral, thus requiring the transaction to be accounted for as a financing of the mortgage loans. A CRIIMI MAE affiliate, CRIIMI MAE Services Limited Partnership, will act as loan manager, master servicer and special servicer for the mortgage trust.

     Additionally, in April 1998, CRIIMI MAE announced an agreement with Prudential Mortgage Capital Company L.L.C., the commercial mortgage affiliate of The Prudential Insurance Company of America to originate and subsequently securitize large "No-Lock" loans ranging from $30 million to $100 million. The first "No-Lock" large loan transaction was closed at the end of the second quarter, financing three office buildings.

6.   Mortgage Securities

     CRIIMI MAE's consolidated portfolio of mortgage security collateral and mortgages is comprised of FHA-Insured Loans and GNMA Mortgage-Backed Securities. Additionally, mortgage security collateral includes Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by GNMA Mortgage-Backed Securities, as discussed below. As of June 30, 1998,

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Mortgage Securities - Continued

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

     Through its wholly owned subsidiaries, CRIIMI MAE owns the following mortgages directly and indirectly:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Mortgage Securities - Continued

                                                             As of June 30, 1998
                                                            ---------------------
                                                                                        Weighted
                                                                                         Average
                                           Number of          Fair       Amortized      Effective    Weighted Average
                                           Mortgages       Value(a)(c)     Cost       Interest Rate   Remaining Term
                                           ---------      ------------  ------------  -------------  ----------------
CRIIMI MAE (b)                                  5         $ 18,919,173  $ 18,397,873      8.02%         34 years
CRIIMI MAE Financial Corporation(b)            44          184,713,448   178,644,165      8.34%         31 years
CRIIMI MAE Financial Corporation II(b)         58          249,359,794   243,308,943      7.21%         29 years
CRIIMI MAE Financial Corporation III(b)        33          134,039,424   129,043,359      8.05%         31 years
                                           ---------      ------------  ------------
                                              140         $587,031,839  $569,394,340
                                           =========      ============  ============

                                                              As of December 31, 1997
                                                             -------------------------
                                                                                        Weighted
                                                                                         Average
                                           Number of           Fair       Amortized    Effective     Weighted Average
                                           Mortgages         Value(a)      Cost       Interest Rate   Remaining Term
                                           ---------      ------------  ------------  -------------  ----------------
CRIIMI MAE                                      5         $ 18,888,883  $ 18,447,382      8.09%         34 years
CRIIMI MAE Financial Corporation               48          196,619,210   189,759,543      8.39%         31 years
CRIIMI MAE Financial Corporation II            59          252,208,500   247,614,722      7.19%         29 years
CRIIMI MAE Financial Corporation III           37          154,535,482   148,850,593      8.05%         31 years
                                           ---------      ------------  ------------
                                              149         $622,252,075  $604,672,240
                                           =========      ============  ============

(a)  The estimated fair values of CRIIMI MAE's mortgages are presented in accordance with generally accepted accounting principles which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  These estimated fair values, however, do not represent the liquidation value or the market value of CRIIMI MAE.  The fair value of the Government Insured Multifamily Mortgages is based on quoted market prices.
At December 31, 1997, CRIIMI MAE mortgages were classified as Available for Sale and carried at fair value on the balance sheet, the remaining mortgages were carried at amortized cost.

(b)  During the six months ended June 30, 1998, there were nine prepayments of mortgages held by CRIIMI MAE and its financing subsidiaries.  These prepayments generated net proceeds of approximately $32.7 million and resulted in net financial statement losses of approximately $46,000, which are included in gains on mortgage dispositions on the accompanying consolidated statement of income for the six months ended June 30, 1998.


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Reconciliation of Financial Statement Net Income to Tax
       Basis Income

     Reconciliations of the financial statement net income to the tax basis income for the six months ended June 30, 1998 and 1997 are as follows:

                                                             For the three months ended For the six months ended
                                                                         June 30,                  June 30,
                                                               1998          1997          1998            1997
                                                           ------------  ------------  ------------  ------------
Consolidated financial statement net income                $ 45,344,383  $ 10,412,185  $ 59,239,811  $ 29,511,726
Gain on sale of collateralized bond obligation              (29,140,689)           --   (29,140,689)           --
Reamortization of Subordinated CMBS                           9,053,150     1,605,617    11,316,175     2,638,352
Interest expense adjustments for collateralized
  bond obligation                                            (5,028,033)           --    (5,028,033)           --
Amortization of assets acquired in the Merger                   719,394       719,391     1,438,788     1,438,782
Equity in earnings from investments                           3,334,922       291,689     3,422,740       442,289
Amortization and other interest expense
  adjustments                                                  (354,120)     (650,999)     (830,532)     (939,158)
Mortgage dispositions                                            46,970            --       209,982        91,850
Capital gain on Installment Note                                331,831            --       331,831            --
Adjustment due to accounting for subsidiary
  as a pooling for financial statement
  purposes and a purchase for tax purposes                           --            --            --    (2,132,614)
Other                                                           (17,694)       19,350       (27,142)       10,424
                                                           ------------  ------------  ------------  ------------
Tax basis income                                           $ 24,290,114  $ 12,397,233  $ 40,932,931  $ 31,061,651
                                                           ============  ============  ============  ============
Dividends paid on preferred shares                           (1,918,007)   (1,541,478)   (3,557,504)   (3,366,865)
                                                           ------------  ------------  ------------  ------------
Tax basis income available to
  common shareholders                                      $ 22,372,107  $ 10,855,755  $ 37,375,427  $ 27,694,786
                                                           ============  ============  ============  ============
Tax basis income per share:
  Income before gains from CFR                             $       0.47  $       0.28  $       0.81  $       0.57
  Capital gain from CFR                                              --            --            --          0.22
                                                           ------------  ------------  ------------  ------------
  Total tax basis income per share                         $       0.47  $       0.28  $       0.81  $       0.79
                                                           ============  ============  ============  ============
Tax Basis Shares Outstanding                                 47,795,989    38,149,257    46,113,921    35,276,822
                                                           ============  ============  ============  ============


     Differences between financial statement net income and tax basis income available to common shareholders principally relate to differences in the methods of accounting for the sale of securities in conjunction with the CBO transaction, Subordinated CMBS (see also Note 4), amortization of certain deferred costs, merger of the CRI Mortgage Businesses and, prior to 1998, the merger of the CRIIMI Funds.

     The entire CBO-2 transaction was accounted for as a financing for tax purposes. As such, the Company will recognize income for tax purposes from the entire group of mortgage securitization pools (34 total) with an aggregate face amount of $2.7 billion and purchase price of $1.9 billion.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Common Shares

     CRIIMI MAE filed with the Securities and Exchange Commission a Shelf Registration Statement on Form S-3 to register for sale, Debt Securities, Preferred Shares, Warrants and Common Shares of CRIIMI MAE to the public. In May 1998, CRIIMI MAE increased the aggregate public offering price of the S-3 shelf filing to $350 million, with a balance available at June 30, 1998 of $350 million.

     In January 1998, CRIIMI MAE completed an offering of 2.389 million common shares at a price of $15 1/8 per share, resulting in net proceeds of approximately $34 million. These proceeds were used to paydown a working capital line, purchase Subordinated CMBS and to fund a portion of the loan origination program.

     In March 1998, CRIIMI MAE completed an offering of 2.6 million common shares at an offering price of $15 5/16 per share, which resulted in net offering proceeds of approximately $38 million. Net proceeds of the offering were used to fund a portion of the loan origination program and to purchase Subordinated CMBS.

     In July 1998, the Company's Articles of Incorporation were amended to increase the number of common shares authorized from 60 million to 120 million at a special shareholders meeting.

     In December 1997, CRIIMI MAE registered with the Securities and Exchange Commission up to 3 million shares of CRIIMI MAE common stock ("common shock") in connection with a new Dividend Reinvestment and Stock Purchase Plan (the "Plan"). Subsequently, in July 1998, the Company authorized additional shares of approximately 4.7 million. The Plan allows investors the opportunity to purchase additional CRIIMI MAE Common Shares through the reinvestment of CRIIMI MAE's dividends, optional cash payments and initial cash investments. During the six months ended June 30, 1998, 2,199,660 common shares were issued in conjunction with the Plan, resulting in net proceeds of approximately $33 million.

     For the quarters ended March 31, and June 30, 1998, dividends of $.37 and $.40 per share, respectively were paid to common shareholders of record as of March 20, 1998 and June 19, 1998, respectively. The dividends were paid on March 31, and June 30, 1998, respectively.

9.   Preferred Shares

     CRIIMI MAE's charter authorizes the issuance of up to 25,000,000 shares of preferred stock, of which 150,000 shares have been classified as Series A Preferred Shares, 3,000,000 shares have been classified as Series B Preferred Shares and 300,000 shares have been classified as Series C as of June 30, 1998. As of June 30, 1998 and 1997, there were no Series A Preferred Shares outstanding.

     During the six months ended June 30, 1998, 49,794 Series B Preferred Shares were converted into 113,748 common shares resulting in 1,629,582 Series B Preferred Shares outstanding as of June 30, 1998. Dividends paid and accrued on Series B Preferred Shares totaled $2,868,064 for the six months ended June 30, 1998.

     In March 1997, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company had the right to sell, and such investor was obligated to purchase, up to 300,000 shares of Series C Cumulative

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Preferred Stock - Continued

Convertible Preferred Stock at a price of $100 per share. The preferred stock is convertible into common shares at the option of the holders and is subject to redemption by CRIIMI MAE. During the six months ended June 30, 1998, 50,000 Series C Preferred Shares were converted into 344,827 common shares. Additionally, in February 1998, the company issued the remaining 150,000 shares, generating proceeds of $15 million. As of June 30, 1998, 250,000 Series C Preferred Shares were outstanding. Dividends paid and accrued on Series C Preferred Shares totaled $689,440 for the six months ended June 30, 1998.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Obligations under Financing Facilities

     The following table summarizes CRIIMI MAE's debt outstanding as of June 30, 1998 and December 31, 1997:

                                                               Six months ended June 30, 1998
                                      -----------------------------------------------------------------------------
                                       Balance at     Eff. rate      Average        Average      Maturity
Type of Debt                           quarter end    at qtr. end    Balance       Eff. Rate       Date
------------                          ------------    -----------  ------------    ---------    -----------
Securitized Mortgage Obligations:

  FHLMC Funding Note (1)                 231,730,560       7.4%     234,508,645       7.4%      September 2031

  FNMA Funding Note (2)                  126,118,169       7.3%     138,754,051       7.3%      March 2035

  CMOs (3)                               169,319,462       7.4%     172,469,184       7.4%      January 2033

  CMO - Loan Originations(6)             390,159,048       6.5%      56,044,946       6.5%      October 2001-
                                                                                                  May 2008

  Subordinated CMBS(7)                   117,674,604       7.5%      33,807,069       7.5%      November 2006-
                                                                                                  November 2011
Repurchase Agreements-Subordinated
  CMBS                                   957,668,475       6.8%     723,942,537       7.0%      May 1999 -
                                                                                                  December 2000
Bank Term Loan(5)                          3,700,000       4.3%       3,825,576       3.9%      December 1998-
                                                                                                  July 1999
Working line of credit                    25,000,000       7.4%      14,462,455       7.5%      December 1998

Senior unsecured notes                    99,890,133       9.1%      99,883,914       9.1%      December 2002
                                      --------------
   Total                              $2,121,260,451(8)
                                      ==============

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued


                                                        Year ended December 31, 1997
                                           --------------------------------------------------------
                                              Balance         Eff. Rate       Average       Average
Type of Debt                                at year end      at year end      Balance      Eff. Rate
------------                               --------------    ------------   ------------   ---------
Securitized Mortgage Obligations:

FHLMC Funding Note (1)                     $  235,773,439        7.4%       $236,752,371      7.4%

FNMA Funding Note (2)                         145,527,438        7.3%        150,431,262      7.3%

CMOs (3)                                      178,062,444        7.4%        187,986,472      7.4%

Subordinated CMBS(4)                          137,061,676        7.7%        141,382,710      7.7%

Repurchase Agreements- Subordinated CMBS      585,379,360        7.2%        280,516,984      7.0%

Bank Term Loans(5)                              3,250,000        1.8%          5,006,078      2.2%

Working line of credit                         30,000,000        7.2%          1,032,609      7.2%

Senior unsecured notes                         99,877,695        9.1%         10,869,565      9.1%
                                           --------------
   Total                                   $1,414,932,052
                                           ==============


(1)  As of June 30, 1998 and December 31, 1997, the face amount of the note was $240,192,866 and $244,429,739, respectively, with unamortized discount of $8,462,306 and $8,656,300, respectively.  During the six months ended June 30, 1998 and 1997, discount amortization of $193,994 and $168,445, respectively, were recorded as interest expense.

(2)  As of June 30, 1998 and December 31, 1997, the face amount of the note was $128,359,107 and $147,927,688, respectively, with unamortized discount of $2,240,938 and $2,400,250, respectively.  During the six months ended June 30, 1998 and 1997, discount amortization of $159,312 and $121,869, respectively, were recorded as interest expense.

(3)  As of June 30, 1998 and December 31, 1997, the face amount of the note was $173,949,104 and $182,848,907, respectively, with unamortized discount of $4,629,642 and $4,786,463, respectively.  During the six months ended June 30, 1998 and 1997, discount amortization of $156,821 and $181,959, respectively, were recorded as interest expense.

(4)  Balance represents face amount of notes, as the issuance did not include any bond discount.

(5)  The effective interest rate as of June 30, 1998 and December 31, 1997 includes the impact of a rate reduction agreement which was in place from July 1995 through June 30, 1998, providing for a reduction in the rate on a portion of the loan based on balances maintained at the bank.

(6)  As of June 30, 1998, the face amount of the tranches was $396,660,461 with unamortized discount of $6,501,413.  During the six months ended June 30, 1998 discount amortization of $90,361 was recorded in interest expense.

(7)  As of June 30, 1998, the face amount of the tranches was $122,612,000 with an unamortized discount of $4,937,396.  During the six months ended June 30, 1998 discount amortization of $35,390 was recorded in interest expense.

(8)  Excludes off-balance sheet debt of $477 million in connection with the May 1998 collateralized bond obligation transaction.




                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

Securitized Mortgage Obligations - Subordinated CMBS
----------------------------------------------------
     In May 1998, CRIIMI MAE, through its wholly-owned subsidiary CRIIMI MAE CMBS Corp., issued an aggregate of $468 million of longer-term, fixed-rate investment grade securities to reduce an equivalent amount of short-term, floating rate repurchase agreement financing used to initially fund the CMBS acquisitions. The transaction was classified as follows: of the total $468 million investment grade securities, $345 million were non-callable securities and $123 million were callable securities. As a result of the implementation of FAS 125, this classification results in sale treatment for those securities where control was transferred, and financing treatment for those securities where control was not transferred; control being defined as the right to call the securities. Accordingly, the $345 million of investment grade securities and the corresponding debt are treated off-balance sheet and the $123 million of investment grade securities and the corresponding debt are recorded on the balance sheet. In addition, the $142 million of debt issued in conjunction with the December 1996 resecuritization was included in the May 1998 transaction and is treated as off-balance sheet debt.

Collateralized Mortgage Obligations - Originated Loans
------------------------------------------------------
     In June 1998, through the securitization of $496 million of originated or acquired commercial mortgage loans, CRIIMI MAE sold $397 million face amount of fixed-rate investment grade securities. The discount on the collateralized mortgage obligation is being amortized on a level yield basis. Transaction costs of selling the bonds were capitalized and are included in deferred financing fees on the accompanying balance sheet as of June 30, 1998. The tranches not sold to the public were partially financed with repurchase agreements. The repurchase agreements are secured by the No-Lock CMO tranches with an aggregate fair value of approximately $109 million.

Repurchase Agreements-Subordinated CMBS
-----------------------------------------
     As previously discussed, when purchasing Subordinated CMBS, CRIIMI MAE initially finances (generally through repurchase agreements) a portion of the respective fair values of Subordinated CMBS. These repurchase agreements are either provided by the issuer of the CMBS pool or through master repurchase agreements, as discussed below. As of June 30, 1998, the repurchase agreements on Subordinated CMBS have maturity dates ranging from March 1999 to December 2000 and have interest rates that are generally based on the one-month London Interbank Offered Rate (LIBOR), plus a spread ranging from 1.0% to 1.5%.

     In September 1997, CRIIMI MAE entered into a three-year master assignment agreement with a lender to finance up to $200 million of additional and/or existing investments in lower rated Subordinated CMBS. In early 1998, this agreement was amended to provide up to $350 million in secured borrowings. As of June 30, 1998 and December 31, 1997, approximately $293 million, and $152 million, respectively, in borrowings were outstanding under this facility. Outstanding borrowings under this master repurchase agreement are secured by the financed Subordinated CMBS.

     In addition, in early 1996, CRIIMI MAE entered into a three-year master repurchase agreement with a lender to finance up to $200 million of additional and/or existing investments in lower rated Subordinated CMBS. In early 1998, this agreement was amended to provide for up to $500 million in secured borrowings. As of June 30, 1998 and December 31, 1997, approximately $182 million and $180 million, respectively, in borrowings were outstanding under this facility. Outstanding borrowings under this master repurchase agreement

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

are secured by the financed Subordinated CMBS.

     The repurchase agreements are secured by certain rated CMBS security tranches with an aggregate fair value of approximately $1.2 billion as of June 30, 1998 and $891 million as of December 31, 1997. At June 30, 1998, CRIIMI MAE had repurchase agreements with German American Capital Corporation, Lehman Brothers Commercial Paper, First Union National Bank of North Carolina, Morgan Stanley and Company International Limited, Merrill Lynch Mortgage Capital Inc. and Citicorp Securities, Inc. These repurchase agreements qualify as financings under FAS 125.

Senior Unsecured Notes
----------------------
     In November 1997, CRIIMI MAE issued senior unsecured notes ("Notes") due on December 1, 2002 in an aggregate principal amount of $100 million. The Notes are unsecured and will be effectively subordinated to the claims of any secured lender to the extent of the value of the collateral securing such indebtedness. Interest on the Notes is payable semi-annually in arrears on June 1 and December 1, commencing June 1, 1998 at a fixed annual rate of 9.125%. The Notes are redeemable at any time, in whole or in part, at the option of CRIIMI MAE.

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

Bank Term Loans
---------------
     In connection with the 1995 Merger, CRIIMI Management assumed certain debt of the CRI Mortgage Businesses in the principal amount of $9.1 million (Bank Term Loan). The Bank Term Loan is secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and is guaranteed by CRIIMI MAE. The loan requires quarterly principal payments of $650,000 and matures on December 31, 1998. The amount outstanding as of June 30, 1998 and December 31, 1997 is $1.95 million and $3.2 million, respectively. Interest on the loan is based on CRIIMI MAE's choice of one, two or three-month LIBOR, plus a spread of 1.25%.

Working Capital Line of Credit
------------------------------
     In late 1996, CRIIMI MAE entered into an unsecured working capital line of credit provided by two lenders with a termination date of December 31, 1998, which currently provides for up to $40 million in borrowings. Outstanding borrowings under this line of credit bear interest at one-month LIBOR, plus a spread of 1.75%. As of June 30,
1998 and December 31, 1997, $25 million and $30 million, respectively in

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Obligations under Financing Facilities - Continued

borrowings were outstanding under this facility.

Other Debt Related Information
------------------------------
     As previously stated, changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 54% of CRIIMI MAE's consolidated debt as of June 30, 1998. Fluctuations in interest rates will continue to impact the value on that portion of CRIIMI MAE's mortgage assets which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining floating-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. However, as previously discussed, CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged. As of June 30, 1998, 85% of CRIIMI MAE's floated-rate debt is hedged. The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and changes in the credit of the underlying asset. In certain circumstances, including, among other things, increases in interest rates, changes in market spreads, or decreases in credit quality of underlying assets, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. From time to time, the Company has been required to fund such additional collateral needs. In each instance, the Company has had adequate unencumbered assets to meet its operating, investing and financing requirements, and management continually monitors the levels of unencumbered collateral.

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

     For the six months ended June 30, 1998, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts and deferred financing fees of approximately $1.9 million, was approximately 7.55%. As of June 30, 1998, CRIIMI MAE's debt-to-equity ratio was approximately 3.0 to 1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0.

11.  Interest Rate Hedge Agreements

     CRIIMI MAE has entered into interest rate protection ("caps") agreements to partially limit the adverse effects of rising interest rates on its floating-rate borrowings. Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. None of CRIIMI MAE's caps are held for trading purposes. As of June 30, 1998, CRIIMI MAE held caps with a notional amount of approximately $835 million. The caps are used to hedge current variable rate debt and variable rate debt expected to be incurred throughout the year to fund the Company's planned acquisition of Subordinated CMBS.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Interest Rate Hedge Agreements - Continued


  Notional
  Amount                 Effective Date         Maturity Date(b)      Cap         Index
------------          --------------------     -----------------     ------       -------
$ 50,000,000          July 20, 1993            July 20, 1998         6.2500%      3M LIBOR
  35,000,000          February 2, 1994         February 2, 1999      6.1250%      1M LIBOR
 100,000,000          April 8, 1997            April 10, 2000        6.6875%      1M LIBOR
 100,000,000          September 22, 1997       September 22, 2000    6.6563%      1M LIBOR
 100,000,000          November 7, 1997         November 7, 2000      6.6563%      1M LIBOR
  50,000,000          December 23, 1997        December 23, 2000     6.9688%      1M LIBOR
 100,000,000          March 11, 1998           March 10, 2001        6.6875%      1M LIBOR
 100,000,000          March 31, 1998           March 31, 2001        6.6875%      1M LIBOR
 100,000,000          June 4, 1998             June 4, 2001          6.6563%      1M LIBOR
 100,000,000          June 26, 1998            June 26, 2001         6.6563%      1M LIBOR
------------
$835,000,000(a)
============

(a) CRIIMI MAE's designated interest rate protection agreements hedge CRIIMI MAE's floating-rate borrowing costs.
(b) The weighted average strike price of approximately 6.6% and a weighted average remaining term for these interest rate cap agreements is approximately 2.3 years.


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

12.  Earnings Per Share

     The following table reconciles basic and diluted earnings per share under FAS 128 for the three and six months ended June 30, 1998 and 1997:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Earnings Per Share - Continued

                             For the six months ended June 30, 1998    For the six months ended June 30, 1997
                             --------------------------------------    -----------------------------------------

                                                      Per Share                                       Per Share
                               Income     Shares        Amount            Income         Shares         Amount
                            ---------- ------------   ---------        ----------     ------------    ---------

Basic EPS
---------

Net Income Available
  to Common
  Shareholders             $55,682,307   45,101,762   $    1.23       $26,144,860       34,825,567    $    0.75

Effect of Dilutive
  Securities
------------------

Net effect of assumed
  exercise of stock
  options                           --      926,102                            --        1,001,239
Convertible Preferred
  Stock(1)                   3,557,504    5,177,520                     3,366,865        6,940,382
                           -----------  -----------                   -----------      -----------

Diluted EPS
-----------

Income available to
  Common Shareholders
  and assumed
  conversions(2)           $59,239,811   51,205,384   $    1.16       $29,511,725       42,767,188    $    0.69
                           ===========  ===========   =========       ===========      ===========    =========


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Earnings Per Share - Continued

                            For the three months ended June 30, 1998    For the three months ended June 30, 1997
                            -----------------------------------------  -----------------------------------------
                                                      Per Share                                       Per Share
                               Income     Shares        Amount            Income         Shares         Amount
                            ---------- ------------   ---------        ----------     ------------    ---------

Basic EPS
---------

Net Income Available
  to Common
  Shareholders             $43,426,376   47,274,908   $    0.92       $ 8,870,707       37,736,831    $    0.24

Effect of Dilutive
  Securities
------------------

Net effect of assumed
  exercise of stock
  options                           --      877,779                            --        1,008,840
Convertible Preferred
  Stock(1)                   1,918,007    5,426,079                            --               --
                           -----------  -----------                   -----------      -----------

Diluted EPS
-----------

Income available to
  Common Shareholders
  and assumed
  conversions(2)           $45,344,383   53,578,766   $    0.85       $ 8,870,707       38,745,671    $   0.23
                           ===========  ===========   =========       ===========      ===========    =========

(1)  1,629,582 shares of Series B Preferred Shares were outstanding at June 30, 1998.  For the six months ended June 30, 1998 and the quarter ended June 30, 1998, Series B and Series C Preferred Shares were dilutive and the common stock equivalents are included in the calculation.  The common stock equivalents for the six months ended June 30, 1998 for Series B and C are 3,736,825 and
1,440,695 shares, respectively.  The common stock equivalents for the three months ended June 30, 1998 for Series B and C are
3,722,617 and 1,703,461 shares, respectively.  For the six months ended June 30, 1997, common stock equivalents for Series B were included in the calculation of diluted EPS because the effect would be dilutive.  The common stock equivalents for the six months ended June 30, 1997 for Series B are 6,828,532 shares.  However, for the quarter ended June 30, 1997, common stock equivalents for these shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.
(2) Subsequent to June 30, 1998, CRIIMI MAE issued 255,412 common shares in connection with the dividend reinvestment plan.



13.  Transactions with Related Parties

     Below is a summary of the related party transactions which occurred during the three and six months ended June 30, 1998 and 1997. These items are described further in the text which follows:

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Transactions with Related Parties - Continued

                                                          For the three months ended       For the six months ended
                                                                      June 30,                      June 30,
                                                             1998              1997            1998           1997
                                                         ------------      ------------    ------------   ------------
AMOUNTS RECEIVED OR ACCRUED FROM RELATED PARTIES
------------------------------------------------
CRIIMI,Inc.
-----------
  Income (c)                                             $    322,666      $    406,365    $    676,114   $    806,003
  Return of capital (d)                                     1,526,333                --       2,341,104        450,096
                                                         ------------      ------------    ------------   ------------
          Total                                          $  1,848,999      $    406,365    $  3,017,218   $  1,256,099
                                                         ============      ============    ============   ============
CRI/AIM Investment Limited
  Partnership (d)                                        $    149,543      $    167,843    $    308,715   $    335,831
                                                         ============      ============    ============   ============

CRIIMI MAE Services Limited Partnership(i)               $  3,114,000      $         --    $  3,164,000   $         --
                                                         ============      ============    ============   ============

Expense Reimbursements to CRIIMI Management(b)
-------------------------------------------
CRI Liquidating and the AIM Funds                        $     56,624      $     55,587    $    124,452   $    149,619
                                                         ============      ============    ============   ============
PAYMENTS TO CRI:
--------------------
Expense reimbursement - CRIIMI MAE
  Management Inc. (g)                                    $     93,577      $     94,393    $    158,287   $    204,179
                                                         ============      ============    ============   ============

PAYMENTS TO THE ADVISER
-----------------------
Annual fee - CRI Liquidating (a)(f)                      $         --      $         --    $         --   $     11,468
Incentive fee - CRI Liquidating (e)                                --                --              --        958,081
                                                         ------------      ------------    ------------   ------------
          Total                                          $         --      $         --    $         --   $    969,549
                                                         ============      ============    ============   ============

Capitol Hotel Group (h)                                  $     15,456      $         --    $     25,297   $         --
                                                         ============      ============    ============   ============
Other (j)                                                $         --      $         --    $         --   $         --
                                                         ============      ============    ============   ============

(a)       Included in the accompanying consolidated statements of income as fees to related party.
(b)       Included as general and administrative expenses on the accompanying consolidated statements of income.
(c)       Included as equity in earnings from investments on the accompanying consolidated statements of income.
(d)       Included as a reduction of equity investments on the accompanying consolidated balance sheets.
(e)       Netted with gains on mortgage dispositions on the accompanying consolidated statements of income.  Due to the final liquidation of CRI liquidating in 1997, no incentive fees are due for 1998.
(f)       As a result of reaching the carryover CRIIMI I target yield during the first quarter of 1997, CRI Liquidating paid deferred annual fees of $12,726 during the six months ended June 30, 1997.  Due to the final liquidation of CRI
          Liquidating in 1997, no annual fees are due for 1998.
(g)       Pursuant to an agreement between CRIIMI MAE and CRI (the CRI Administrative Services Agreement), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of
          CRIIMI MAE's business.  CRIIMI MAE uses the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by CRIIMI Management or provided by another service provider.  The CRI


                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Transactions with Related Parties - Continued

          Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE.
(h)       Included as a reduction of net income earned from Real Estate Owned property which is included in other investment income on the accompanying consolidated statements of income.
(i)       This is a distribution included in balance sheet as a decrease in investment in CRIIMI MAE Services Limited Partnership.
(j)       Garret G. Carlson, a director of CRIIMI MAE from 1989 to the present and a member of the Special Committee that considered the purchase by CRIIMI MAE of the CRI Mortgage Businesses during 1994-95, is self-employed in the real estate development business.  As of 1994-95, Mr. Carlson and/or his affiliates served as general partners in approximately seven real estate development projects which had been developed prior to 1985 with the financial assistance of CRI, Inc. ("CRI").  During the development phase of these projects and in all cases before 1985, CRI or its affiliates provided equity financing through the syndication of limited partnership interests in certain "upper tier" limited partnerships which held limited partnership interests in the "lower tier" partnerships which were responsible for the development of the projects.
          Pursuant to partnership agreements dating back to the formation of the partnerships prior to 1985, Mr. Carlson and CRI or their respective affiliates have received and continue to receive fees or other moneys from these partnerships.

          In addition, prior to 1990 a real estate partnership in which Mr. Carlson or his affiliate was a general partner borrowed money from an affiliate of CRI for the development of a real estate project.  By 1990, neither Mr. Carlson nor any affiliate of his continued to have any financial interest in this project.

          Robert F. Tardio, a director of CRIIMI MAE from 1989 until April 1997 and a member of the Special Committee that considered the purchase by CRIIMI MAE of the CRI Mortgage Businesses during 1994-95, is currently retired.  In or about
          1984, Mr. Tardio, through a family trust, became an investor in a hotel partnership syndicated by CRI.  Although Mr.
          Tardio's family trust continues to own an interest in this hotel project, neither he nor the family trust has received a distribution of funds from this investment and he expects to receive none in the future.  Since before Mr. Tardio joined the CRIIMI MAE Board of Directors, Mr. Tardio regarded his investment in the hotel partnership as being without substantial value.

          The Chairman and President of CRIIMI MAE have certain management interests and equity investments in two borrowers whose mortgage loans have an aggregate balance of approximately $22 million which were included in CRIIMI MAE's June 1998
          Commercial Mortgage Obligation transaction. These two mortgage loans were originated and underwritten by Citicorp Real
          Estate, Inc. and were made to CRI Hotel Income Partners, L.P. (the "CRI Hotel Loan") and Arboretum Village, L.P. (the
          "Arboretum Village Loan").  The Chairman and President of CRIIMI MAE are the Chairman and President, respectively, of, and holders of a 100% equity interest in, C.R.I., Inc., which is the general partner of CRICO Hotel Associates I, L.P., the general partner of CRI Hotel Income Partners, L.P.  C.R.I., Inc. is also the managing general partner of Arboretum
          Villages, L.P.

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

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  Litigation - Continued

     On February 3, 1998, the Company, the individual defendants and the Plaintiff executed a settlement agreement. Under the terms of the settlement agreement, the Company is not required to make or receive any payments as a result of the settlement, but instead made certain disclosures and adopted a non-binding policy sought by the Plaintiff. The settlement agreement was approved by the court and became effective on June 16, 1998.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Introduction and Business Strategy
----------------------------------

Introduction
------------
     CRIIMI MAE Inc.'s ("CRIIMI MAE" or the "Company") Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in CRIIMI MAE's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially (See further discussion under "Forward Looking Statements" on page 47).

General
-------
     CRIIMI MAE is a fully integrated commercial mortgage company structured as a self-administered real estate investment trust (REIT). CRIIMI MAE's primary activities include (i) originating, servicing and securitizing commercial mortgage loans and commercial mortgage backed securities ("CMBS") and (ii) acquiring non-investment grade subordinated securities backed by first mortgage loans on multifamily, retail and other commercial real estate. CRIIMI MAE's focus on acquiring Subordinated CMBS and originating commercial mortgage loans together with its expertise in underwriting, servicing and originating commercial mortgage loans and CMBS, has enabled the Company to take advantage of the rapid growth in the securitization of debt backed by commercial mortgage loans.

     CRIIMI MAE conducts its mortgage loan servicing and advisory operations through its affiliate, CRIIMI MAE Services Limited Partnership (the "Services Partnership"). As of June 30, 1998, the Services Partnership was responsible for certain servicing functions on a mortgage loan portfolio of approximately $31.5 billion, as compared to approximately $8.8 billion as of July 1, 1997. CRIIMI MAE has increased its mortgage advisory and servicing activities primarily through its purchases of Subordinated CMBS by acquiring certain servicing rights for the mortgage loans collateralizing the Subordinated CMBS, as well as providing servicing on the loans closed through the CRIIMI MAE loan origination program. CRIIMI MAE has been awarded Master Servicing assignments on three CMBS portfolios totaling $2.6 billion as of June 30, 1998, as well as its own portfolio of originated loans. The addition of Master Servicing to the Company's portfolio administration program provides an additional revenue stream and gives the Company greater supervision over the mortgage loans that back a securitization. CRIIMI MAE will generally purchase Subordinated CMBS only when satisfactory arrangements exist which enable it to closely monitor the underlying mortgage loans and provide CRIIMI MAE with appropriate workout/foreclosure rights with respect to the underlying mortgage loans due to its status as Special Servicer or Master Servicer. CRIIMI MAE believes that all transactions entered into to date have had such satisfactory arrangements.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

Business Strategy
-------------------
     CRIIMI MAE believes that its position as a leading purchaser of Subordinated CMBS, combined with its commercial loan servicing and origination capabilities and its access to the capital markets, provides the Company with a competitive advantage to capitalize on current opportunities existing in the securitized debt market. Significant elements of CRIIMI MAE's current business strategy are summarized below:

o    Increase its portfolio of Subordinated CMBS:
     ---------------------------------------------
     CRIIMI MAE has surpassed its initial 1998 CMBS acquisition target of $600 million by acquiring or committing to acquire more than $850 million of Subordinated CMBS through June 1998. As a result, the Company has further increased its 1998 acquisition targets, and intends to acquire additional Subordinated CMBS during the second half of 1998. The Company believes that its loan origination, servicing and underwriting capabilities are competitive advantages as the Company competes against other investors for the acquisition of Subordinated CMBS.

o    Originate commercial mortgage loans:
     ------------------------------------
     In June 1998, the Company securitized $496 million of commercial mortgage loans originated or acquired through the "No Lock" conduit loan program. Through June 30, 1998, the Company had originated $666 million through this program, which was launched in 1997. The program allows borrowers the flexibility to prepay loans at any time by paying a fixed schedule of prepayment penalties. Later this year the Company intends to complete another securitization, aggregating approximately $800 million. As previously discussed, in connection with any such securitization, CRIIMI MAE will acquire and retain the mortgage loans on its books with the intent to hold the loans until maturity or prepayment. The Company will finance a portion of the loans by creating and placing investment grade securities backed by these loans with investors and will retain the balance of the cash flow, as well as any prepayment penalties. CRIIMI MAE will also serve as master and special servicer for the loan pool.

          In April 1998, CRIIMI MAE announced an agreement with Prudential Mortgage Capital Company L.L.C., the commercial mortgage affiliate of The Prudential Insurance Company of America to begin originating large "No Lock" loans from $30 million to $100 million. The Company closed its first "No Lock" large loan at the end of the second quarter.

          CRIIMI MAE currently has five regional origination offices and plans to open an additional office in Chicago during the third quarter.

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

o    Resecuritize Subordinated CMBS:
     -------------------------------
     During May 1998, CRIIMI MAE completed its second resecuritization of Subordinated CMBS, with a face amount of $1.8 billion (CBO-2). CRIIMI MAE intends to resecuritize Subordinated CMBS on an annual basis. By resecuritizing a substantial portion of the Subordinated CMBS in its

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

     portfolio, CRIIMI MAE will better match the maturities of a portion of its liabilities with the maturities of the pooled Subordinated CMBS assets and replace the related short-term, floating-rate debt with non-recourse, long-term, fixed-rate debt, as well as generate additional proceeds to fund growth.

o    Access Capital Markets:
     ----------------------
     The Company expects to raise capital during 1998 through a variety of sources, the net proceeds of which are intended to be used primarily to purchase Subordinated CMBS and fund a portion of loans originated through CRIIMI MAE's "No-Lock" programs. Through June 1998, the Company has raised $120 million through equity offerings, comprised of $72 million from two common shares offerings, $33 million from common shares issued in connection with the Dividend Reinvestment and Stock Purchase Plan and $15 million from the issuance of preferred shares. Additionally, during the second quarter 1998, the Company generated additional proceeds of $160 million in connection with CBO-2.

Results of Operations
---------------------
     Prospectively, the Company will report Funds from Operations ("FFO"). Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. (See "Funds from Operations" on page 40.)

1998 versus 1997
----------------
     Tax Basis Income
     ----------------
     For the three months ended June 30 1998, CRIIMI MAE earned income available to common shareholders of approximately $22.3 million or $0.47 per share, compared to income available to common shareholders of $10.9 million or $0.28 per share for the three months ended June 30, 1997. For the six months ended June 30 1998, income available to common shareholders of approximately $37.4 million or $0.81 per share, compared to income available to common shareholders before gains from a subsidiary that liquidated all of its assets and dissolved as of December 31, 1997 was $20.0 million or $0.57 per share for the six months ended June 30, 1997. Total tax basis income for the six months ended June 30, 1997 of $0.79 per share included $0.22 per share of non-recurring income from the mortgage dispositions of a subsidiary noted above.

     The primary factors resulting in the net increase in income were the increase associated with CRIIMI MAE's growing portfolio of Subordinated CMBS, as well as the addition of net income from the loans originated through CRIIMI
MAE's No-Lock program.   Also contributing to the increase was an increase in
equity in earnings from investments, primarily due to the $4.2 million gain on the sale of the trustee strip associated with the resecuritization described in
Note 4. Partially offsetting these increases to tax basis income were increases in interest expense and general and administrative expenses as further discussed under Financial Statement Net Income and a decrease in mortgage interest income earned due to the prepayment of certain CRIIMI MAE mortgages during 1998 and 1997.

     Financial Statement Net Income
     ------------------------------
     Net income available to common shareholders for financial statement purposes was approximately $43.4 million for the three months ended June 30, 1998, a 390% increase from approximately $8.9 million for the corresponding period in 1997. Net income available to common shareholders for financial

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

statement purposes was approximately $55.7 million for the six months ended June 30, 1998, a 113% increase from approximately $26.1 million for the corresponding period in 1997. On a basic earnings per share basis, financial statement net income for the three months ended June 30, 1998 increased approximately 283% to $0.92 per weighted average common share from $0.24 per weighted average common share for the corresponding period in 1997. On a basic earnings per share basis, financial statement net income for the six months ended June 30, 1998 increased approximately 64% to $1.23 per weighted average common share from $0.75 per weighted average common share for the corresponding period in 1997. Descriptions of the significant changes in financial statement net income are discussed below.

Interest Income - Subordinated CMBS
-----------------------------------
     Interest income from Subordinated CMBS increased by approximately $18.0 million or 103% to $35.5 million for the three months ended June 30, 1998 from $17.5 million for the corresponding period in 1997. Interest income from Subordinated CMBS increased by approximately $32.1 million or 94% to $66.4 million for the six months ended June 30, 1998 from $34.3 million for the corresponding period in 1997. This increase was the result of the acquisition of Subordinated CMBS at purchase prices aggregating approximately $780 million for the six months ended June 30, 1998 and $554 million during the twelve months ended December 31, 1997. This increase is partially offset due to the reduction in basis of CMBS assets in connection with the sale treatment of the non-callable securities sold in the resecuritization described in Note 4. Statement of Financial Accounting Standards 125 "Accounting for Transfers of Servicing of Financial Assets" (FAS 125) allows the resecuritization to be treated in component parts therefore some parts may be accounted for as financings and other parts may be accounted for as sales.

     Generally accepted accounting principles requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This currently results in income which is lower for financial statement purposes than for tax purposes. Based on the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the anticipated weighted average unleveraged yield over the expected average life of CRIIMI MAE's Subordinated CMBS for financial statement purposes as of June 30, 1998 was approximately 10.2%. Although there can be no assurance, the anticipated weighted average leveraged yield over the expected life of CRIIMI MAE's existing Subordinated CMBS for financial statement purposes as of June 30, 1998 is approximately 16.4%. This return was determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses, net of interest expense attributable to the financing of the rated tranches at current interest rates and borrowing amounts.

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

Interest Income Collateralized Mortgage Obligations - Insured Loans
-------------------------------------------------------------------
     Interest income from collateralized mortgage obligations-insured loans ("insured loans") decreased by approximately $1.0 million or 8% to $11.3 million for the three months ended June 30, 1998 from $12.3 million for the corresponding period in 1997. Interest income from insured loans decreased by approximately $2.0 million or 8% to $22.9 million for the six months ended June 30, 1998 from $24.9 million for the corresponding period in 1997. The decrease in mortgage income results from the prepayment of insured mortgages held by CRIIMI MAE and its wholly owned subsidiaries. The prepayments aggregated approximately $33 million and $27 million of amortized cost for the six months ended June 30, 1998 and the twelve months ended December 31, 1997, respectively.

Interest Income - Collateralized Mortgage Obligations -
  Originated Loans
-------------------------------------------------------
     Interest income from collateralized mortgage obligations - originated loans ("originated loans") increased by 100% for the three and six months ended June 30, 1998. Interest income from originated loans of approximately $2.7 million was derived from the first securitization of CRIIMI MAE's "No Lock" conduit loan product. The securitization, totaling $496 million, was completed June 1998.

Interest Expense
----------------
     Interest expense increased by approximately $15 million or 88% to approximately $32.1 million for the three months ended June 30, 1998 from approximately $17.1 million for the corresponding period in 1997. Interest expense increased by approximately $24.1 million or 68% to approximately $59.5 million for the six months ended June 30, 1998 from approximately $35.4 million for the corresponding period in 1997. These increases were principally a result of additional amounts borrowed in connection with the acquisition of Subordinated CMBS during 1997 and the first six months of 1998. Additionally, CRIIMI MAE incurred interest expense in connection with the senior unsecured notes issued during fourth quarter 1997 and the collateralized mortgage obligations issued June 1998. These increases are partially offset by the $477 million of debt derecognized on the financial statements in conjunction with the CBO-2 transaction.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

Net Interest Margin
-------------------
     Net interest margin increased by approximately $4.8 million or 38% for the three months ended June 30, 1998 to approximately $17.5 million from approximately 12.7 million for the corresponding period in 1997. For the six months ended June 30, 1998, net interest margin increased approximately $8.8 or 37% to approximately $32.6 million from approximately $23.8 million for the corresponding period in 1997. Net interest margin increased for the three and six months ended June 30, 1998, as previously discussed.

Gain on Sale of Securities
--------------------------
     As previously discussed, in May 1998, CRIIMI MAE completed the sale of $468 million of investment grade securities created through the resecuritization of approximately $1.8 billion of its Subordinated CMBS. CRIIMI MAE recognized a gain of approximately $29.1 million on the sale of $345 million investment grade securities sold without call provisions, recognizing CRIIMI MAE's transfer of control on those securities. The sale of $123 million investment grade securities with significant call provisions was treated as a financing and resulted in an unrealized gain of approximately $26 million. Certain securities included call provisions to enable CRIIMI MAE to 1) repurchase bonds if market conditions warrant, and 2) call bonds when it is no longer cost effective to service them. The sold investment grade securities treated as financing, as well as approximately $1.3 billion face amount of investment grade and non-investment grade securities retained by CRIIMI MAE are now required to be reflected on CRIIMI MAE's balance sheet at their fair market value. Additionally, due to the sale treatment under FAS 125, all remaining Subordinated CMBS and government insured mortgage securities are required to be carried at fair market value. This reclassification currently results in an unrealized gain of approximately $117 million.

     Additionally, as part of CBO-2, CRIIMI MAE's servicing affiliate sold trustee servicing rights for $4.2 million, resulting in a gain of $4.2 million for tax purposes, and approximately $400,000 for financial reporting purposes.

Equity In Earnings From Investments
-----------------------------------
     Equity in earnings from investments increased by approximately $211,000 or 29% to approximately $942,000 for the three months ended June 30, 1998 as compared to $731,000 for the corresponding period in 1997. Equity in earnings from investments increased by approximately $700,000 or 45% to approximately $2.2 million for the six months ended June 30, 1998 as compared to $1.5 million for the corresponding period in 1997. This increase is due primarily to higher net income from Services Partnership, which resulted from increases in servicing fee streams and float income earned on escrow balances derived from the steadily expanding servicing portfolio. The servicing portfolio has grown to approximately $31.5 billion as of June 30, 1998, as compared to approximately $8.8 billion as of July 1, 1997. The increased float income and servicing fees were partially offset by increased general and administrative expenses associated with the growth in the servicing portfolio, as well as amortization of certain purchased servicing rights. Additionally, as previously discussed, Services Partnership recognized a gain of approximately $400,000 on the sale of a trustee servicing strip in conjunction with the CBO-2 transaction completed in May 1998.

Other Income
------------
     Other income increased by approximately $1.3 million or 366% to approximately $1.6 million for the three months ended June 30, 1998 as compared to approximately $349,000 for the corresponding period in 1997. Other income

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

increased by approximately $1.5 million or 122% to approximately $2.8 million for the six months ended June 30, 1998 as compared to approximately $1.3 million for the corresponding period in 1997. This increase was primarily attributable to an increase in short-term interest and other income earned during the first two quarters of 1998 on the amounts deposited in the loan origination reserve account, which had an average balance of approximately $52 million and approximately $45 million during the three and six months ended June 30, 1998, respectively. Approximately $682,000 and approximately $1.4 million of short-term interest income and net-carry income were earned on these deposits for the three and six months ended June 30, 1998, respectively. Amounts earned on the origination reserve account for the period ending June 30, 1997 were immaterial.


(Loss)Gain on Mortgage Dispositions
-----------------------------------
     For the three months ended June 30, 1998 and 1997, (losses)/gains on mortgage dispositions were approximately $(92,000) and $95,000, respectively. For the six months ended June 30, 1998 and 1997, (losses)/gains on mortgage dispositions were approximately $(46,000) and $17.2 million, respectively. The following table summarizes the mortgage dispositions for the three and six months ended June 30, 1998 and 1997 for GAAP purposes:

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

                                      1998

                                       Amortized
                         Face Value      Cost      Gain/(Loss)(2)
                         ----------   ----------   --------------
For the quarter
  ended June 30           7,377,715    7,405,659       (92,283)
                         ==========   ==========     =========

For the six months
  ended June 30          32,503,033   32,780,536       (45,834)
                         ==========   ==========     =========


                                      1997 (1)

                                      Amortized        GAAP
                         Face Value      Cost      Gain/(Loss)(2)
                         ----------   ----------   --------------
For the quarter
  ended June 30                  --           --         95,000
                         ==========   ==========     ==========

For the six months
  ended June 30          66,266,058   51,897,661     17,233,949
                         ==========   ==========     ==========

(1) For the six month period and quarter ended June 30, 1997, gains from the sales of CRI Liquidating assets totaled approximately $17.3 million and $95,000, respectively. This entity was fully liquidated as of December 31, 1997 and therefore no gains or losses from CRI Liquidating will be recognized for 1998 or future periods.

(2) GAAP gain/(loss) is calculated based on the difference between the face value of the mortgage and the amortized cost, plus or minus the difference between the stated interest received less the effective interest due, plus prepayment penalties (if any), less any unamortized mortgage costs.


General and Administrative Expenses
-----------------------------------
     General and administrative expenses increased by approximately $400,000 or 15% to approximately $3.0 million for the three months ended June 30, 1998 as compared to approximately $2.6 million for the corresponding period in 1997. General and administrative expenses increased by approximately $1.0 million or 19% to approximately $6.0 million for the six months ended June 30, 1998 as compared to approximately $5.0 million for the corresponding period in 1997.
The increase in general and administrative during these periods is primarily the result of the continual growth of CRIIMI MAE's commercial mortgage operations.

Funds from Operations
---------------------
     Funds from operations (FFO) were $45.0 million for the three months ended June 30, 1998 compared to approximately $9.9 million for the comparable period in the prior year, an increase of approximately $35.1 million. Funds from operations were approximately $58.3 million for the six months ended June 30,

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

1998 compared to approximately $28.2 million for the comparable period in the prior year, an increase of approximately $30.1 million. The following table reconciles funds from operations and net income:


                                                   For the three months ended
                                                 -----------------------------
                                                    June 30,       June 30,
                                                      1998           1997
                                                  -----------    -----------
Net income available to common shareholders       $43,426,376    $ 8,870,707
Amortization of merger assets                         719,394        719,391
Other amortization/depreciation                       830,632        301,234
                                                  -----------    -----------
Funds from operations                             $44,976,402    $ 9,891,332
                                                  ===========    ===========



                                                    For the six months ended
                                                  ---------------------------
                                                    June 30,       June 30,
                                                      1998           1997
                                                  -----------    -----------
Net income available to common shareholders       $55,682,307    $26,144,860
Amortization of merger assets                       1,438,788      1,438,782
Other amortization/depreciation                     1,238,061        598,059
                                                  -----------    -----------
Funds from operations                             $58,359,156    $28,181,701
                                                  ===========    ===========

     FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund the company's operations, which is disclosed in the Consolidated Statement of Cash Flows for the applicable periods. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance, nor as an alternative to the Statement of Cash Flows as a measure of liquidity. FFO, as defined by the National Association of Real Estate Investment Trusts, represents net income (computed in accordance with generally accepted accounting principles) applicable to common shares excluding gains or losses from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments from unconsolidated partnerships and joint ventures.
Management believes that the prohibitions against the inclusion of gains or losses on sales of property in FFO and the inclusion of extraordinary or unusual items was not meant to address the sales of disposition of securities as it applies to the Company. Accordingly, the Company includes gains or losses from such sales in its calculation of FFO on both a relevant supplemental measure because it provides a basis for comparisons among REITS, FFO as presented may not be comparable to similarly titled measures reported by other REITS.

Cash Flow
---------
1998 versus 1997
----------------
     Net cash provided by operating activities decreased for the six months ended June 30, 1998 as compared to the corresponding period in 1997 primarily


PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

due to the increase in receivables and other assets of approximately $24 million. This increase is due largely to the ordinary operating interest receivable on Subordinated CMBS which has increased as a result of acquisitions during 1997 and the first half of 1998. Also included in the net change in receivables and other assets is interest income receivable due on the collateralized mortgage obligation-originated loans, which closed June 1998 and $3.5 million of mezzanine loans funded during the first six months of 1998.
     While generally accepted accounting principles require CRIIMI MAE to report the $29.1 million cash gain on the sale of its collateralized bond obligation as investing activities in the statement of cash flow, CRIIMI MAE believes this cash gain is more reflective of its operating business. CRIIMI MAE's business plan anticipates selling these assets, at least annually, and believes that the cash gain should be considered together with cash flow from operating activities in evaluating its operating performance.

     Net cash used in investing activities increased for the six months ended
June 30, 1998 as compared to the corresponding period in 1997 principally as a result of the increased purchases of Subordinated CMBS. Also contributing to the increase in cash used in investing activities was the purchase of the commercial loans, approximately $495 million, for CRIIMI MAE's "No-Lock" originated loan securitization. These increases were partially offset by the $335 million of proceeds received from the sale of collateralized bond obligations in conjunction with CBO-2, as previously discussed.

     Net cash provided by financing activities increased for the six months ended June 30, 1998 as compared to the corresponding period in 1997. Net cash provided by financing activities increased primarily due to proceeds from debt issuances related to the sale of the collateralized mortgage obligation and floating-rate repurchase debt, net of principal payments, and increased proceeds from equity offerings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Financial Flexibility
--------------------
     To meet its capital requirements, CRIIMI MAE uses proceeds from long-term, fixed-rate debt refinancings, repurchase agreements, other borrowings, issuances of common and preferred shares and an unsecured working capital line of credit.
Through June 30, 1998, CRIIMI MAE has raised approximately $105 million from public offerings of common shares and common shares issued in connection with the Dividend Reinvestment and Stock Purchase Plan and approximately $15 million from a "Series C" Preferred Share private placement.  Additionally, the Company generated additional proceeds of $160 million in connection with CBO-2.

     In general, CRIIMI MAE initially funds a significant portion of its Subordinated CMBS acquisitions with short-term, variable-rate debt. CRIIMI
MAE's financing strategy is to refinance a significant portion of this short-term variable-rate acquisition debt with fixed-rate debt having maturities that match those of the underlying collateral through resecuritizations of its Subordinated CMBS. In May 1998, CRIIMI MAE completed the second resecuritization of its Subordinated CMBS portfolio, which under FAS 125, qualified for both sale and financing accounting. Through the May 1998 transaction, CRIIMI MAE refinanced $468 million of its variable rate debt with fixed-rate match-funded debt. As previously stated, the transaction also generated net proceeds of approximately $160 million, which were used primarily to fund additional CMBS. CRIIMI MAE also recognized a gain of approximately
$29.1 million on the sale of $345 million non-callable securities and an unrealized gain of approximately $26 million on the sale of $123 million callable investment grade securities treated as financings for accounting purposes. Additionally, due to the sale treatment under FAS 125, all remaining


PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

Subordinated CMBS and government insured mortgages are required to be carried at fair market value. This reclassification currently results in an unrealized gain of approximately $117 million.

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

     The Company's financial flexibility is also affected by its ability to borrow money in sufficient amounts and on favorable terms and by its ability to renew or replace on a continuous basis its maturing short-term borrowings. As previously discussed, in late 1997, CRIIMI MAE entered into a three-year master assignment agreement with a lender to finance up to $200 million of additional and/or existing investments in lower-rated Subordinated CMBS, which was amended in early 1998, to finance up to $350 million in secured borrowings. Outstanding borrowings under this master assignment agreement are secured by the financed
Subordinated CMBS. In addition, in early 1996 CRIIMI MAE entered into a three-year master repurchase agreement with a lender to finance up to $200 million of additional and/or existing investments in lower-rated Subordinated CMBS. During early 1998, CRIIMI MAE amended this agreement to provide up to $500 million in secured borrowings and extended the term to December 2000.
     For the six months ended June 30, 1998, CRIIMI MAE's weighted average cost of borrowing (including amortization of discounts and deferred financing fees of approximately $1.9 million) was approximately 7.55%. As of June 30, 1998,
CRIIMI MAE's debt-to-equity ratio was approximately 3.0 to 1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0.

     CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the floating-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged; however, there can be no assurance that the Company will be able to do so. As of June 30, 1998, 85% of CRIIMI MAE's outstanding floating-rate debt is hedged with interest rate cap agreements that have weighted average strike price of approximately 6.6% and a weighted average remaining term of 2.3 years. The flexibility in CRIIMI MAE's leverage is dependent upon, among other things, the levels of unencumbered assets, which are inherently linked to prevailing interest rates and in certain circumstances increases in interest rates, changes in market spreads, or decreases in credit quality of underlying assets. Due to the aforementioned factors, CRIIMI MAE would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. From time to time, the Company has been required to fund such additional collateral needs. In each instance, the Company has had adequate unencumbered assets to meet its operating, investing and financing requirements, and management continually monitors the levels of unencumbered collateral.

     CRIIMI MAE's repurchase agreements are executed through a sale of securities with a simultaneous agreement to repurchase them in the future at the same price plus a contracted rate of interest. The Company's repurchase agreements qualify as financings under Financial Accounting Standard 125,


PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

"Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and are accounted for as such. At June 30, 1998, CRIIMI MAE had repurchase agreements with German American Capital Corporation, Lehman Brothers
Commercial Paper, First Union National Bank of North Carolina, Morgan Stanley
International Co., Ltd., Merrill Lynch Mortgage Capital Inc. and Citicorp
Securities Inc.

Dividends
---------
     CRIIMI MAE's principal objectives are to enhance the value of CRIIMI MAE's capital stock and to provide increasing dividends to its shareholders.  Tax basis recurring income, as well as financial statement recurring net income increased for the six months ended June 30, 1998 as compared to the corresponding periods in 1997 and, as a result, total dividends increased.
Dividends paid per share are summarized below:


PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued


                                             For the three months ended     For the six months ended
                                                    June 30, (1)                      June 30, (1)
                                               1998             1997            1998            1997
                                           ------------     ------------    ------------  ------------
Common Shares                                       .40              .35             .77           .70

Series B Preferred Shares                          .915             .797            1.76          1.59

     (1)  In addition to the per share amounts as described above, Series A Preferred Shares paid $50,867 for the six months ended
          June 30, 1997 and Series C Preferred Shares paid $407,061 and $689,440, respectively for the three and six months ended
          June 30, 1998.

     The cash dividends paid by CRIIMI MAE and by its subsidiaries may vary during each period due to several factors. Some of the factors which impact CRIIMI MAE's dividend include (i) the level of income earned on uninsured mortgage assets, such as Subordinated CMBS and originated loans, which varies depending on prepayments, defaults, etc., (ii) the level of income earned on CRIIMI MAE's or its subsidiaries' insured mortgage security collateral depending on prepayments, defaults, etc., (iii) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate CRIIMI MAE pays on its other borrowings, (iv) the yield at which principal from scheduled monthly mortgage asset payments, mortgage dispositions, loan origination reserves, escrow deposits and distributions from its subsidiaries can be reinvested, (v) changes in operating expenses, and (vi) dividends paid on preferred shares. CRIIMI MAE's dividends will also be impacted by the timing and amounts of cash flows attributable to its other lines of business - mortgage servicing, advisory and origination services.

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

Investment Company Act
----------------------
     CRIIMI MAE intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the Securities and Exchange Commission ("SEC") and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the SEC, to qualify for this exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests. Pursuant to SEC staff interpretations, CRIIMI MAE's Government Insured Mortgage Assets and Originated Loans are Qualifying Interests, but such investments currently comprise only approximately 38% of the Company's assets. Subordinated CMBS currently comprise approximately 55% of CRIIMI MAE's assets.

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

     On February 3, 1998, the Company, the individual defendants and the Plaintiff executed a settlement agreement. Under the terms of the settlement

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - Continued

agreement, the Company is not required to make or receive any payments as a result of the settlement, but instead made certain disclosures and adopted a non-binding policy sought by the Plaintiff. The settlement agreement was approved by the court and became effective June 16, 1998.

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

ITEM 3.   DEFAULTS UPON SENIOR NOTES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The 1998 Annual Meeting of Shareholders was held on May 12, 1998.

     (c)  The matters voted upon and the results of such votes are as follows:

          1. The election of William B. Dockser as a director: 37,068,453 shares voted in favor and 378,742 shares withheld votes.

          2. The election of G. Richard Dunnells as a director: 37,074,770 shares voted in favor and 372,425 shares withheld votes.

          3. A proposal to amend the Stock Option Plan for Key Employees to increase the number of shares available under the plan:
               31,238,037 shares voted in favor; 5,559,282 shares voted against and 649,876 shares abstained.

          4. A proposal to ratify the selection of Arthur Andersen LLP as the Corporation's independent accountants: 36,882,508 shares voted in favor, 264,192 shares voted against and 300,495 shares abstained.

ITEM 5.   OTHER INFOMATION

     Not applicable.

PART II.  OTHER INFORMATION

ITEM 6(a).  EXHIBITS

     The exhibits filed as part of this report are listed below:

          Exhibit No.            Description
          ----------             -----------
             10 Whole loan origination facility agreement between Prudential Securities Credit Corp., and CRIIMI MAE Inc., dated as of June 1, 1998 (filed herewith)

             27          Financial Data Schedule (filed herewith)

ITEM 6(b).   REPORTS ON FORM 8-K

       Date                      Purpose
       ----                      -------
     May 18, 1998        To report sale of $468 million of investment grade
                         securities created through the resecuritization of $1.8 billion of commercial mortgage backed securities.

                                   SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CRIIMI MAE INC.

     /s/ July 31, 1998                  /s/ Cynthia O. Azzara
     -----------------------            -----------------------------
     DATE                               Cynthia O. Azzara
                                        Senior Vice President,
                                        Principal Accounting Officer
                                          and Chief Financial Officer