Form 10-Q
period 1998-09-30
CRIIMI MAE INC
filed 1998-11-23
CIK 847322

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549
                                           FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended          September 30, 1998
                              --------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding as of November 23, 1998
----------------------------                ----------------------------------
Common Stock, $.01 par value                              49,898,100

                                       CRIIMI MAE INC.

                                     INDEX TO FORM 10-Q

                          FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                                                      Page
                                                                      ----

PART I.           Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheets - as of September 30,
                    1998 (unaudited) and December 31, 1997........      3

                  Consolidated Statements of Income - for the
                    three and nine months ended September 30, 1998
                    and 1997 (unaudited)...........................     4

                  Consolidated Statement of Changes in
                    Shareholders' Equity - for the nine months
                    ended September 30, 1998 (unaudited)...........     5

                  Consolidated Statements of Cash Flows -
                    for the nine months ended September 30, 1998
                    and 1997 (unaudited)...........................     6

                  Notes to Consolidated Financial Statements
                    (unaudited)....................................     7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations....    41

PART II.          Other Information

Item 1.           Legal Proceedings................................    61

Item 2.           Changes in Securities............................    62

Item 3.           Defaults Upon Senior Notes.......................    62

Item 4.           Submission of Matters to a Vote of
                  Security Holders.................................    62

Item 5.           Other Information................................    62

Item 6.           Exhibits and Reports on Form 8-K.................    63

Signature          ................................................    64

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                                       CRIIMI MAE INC.
                                                 CONSOLIDATED BALANCE SHEETS

                                                                             September 30,                   December 31,
                                                                                 1998                             1997
                                                                            --------------                   --------------
                                                                            (unaudited)
Assets:
  Mortgage Assets:
    Subordinated CMBS, at fair value                                        $1,440,127,153                   $   35,424,387
    Subordinated CMBS, at amortized cost                                                --                    1,079,055,459
    Mortgage securities, insured loans, at
      fair value                                                               510,420,841                       18,888,883
    Mortgage securities, insured loans, at
      amortized cost                                                                    --                      586,224,858
    Investment in originated loans, at
      amortized cost                                                           501,282,735                               --

  Equity Investments                                                            43,359,875                       46,234,269
  Receivables                                                                   41,711,457                       17,789,273
  Other assets                                                                  84,630,845                       87,579,565
  Repurchase asset                                                              48,345,000                               --
  Cash and cash equivalents                                                      2,078,722                        2,108,794
                                                                            --------------                   --------------
      Total assets                                                          $2,671,956,628                   $1,873,305,488
                                                                            ==============                   ==============
Liabilities:
  Securitized mortgage obligations:
    Collateralized bond obligations-CMBS                                    $  117,771,008                   $  137,061,676
    Collateralized mortgage obligations -
      insured loans                                                            476,347,906                      559,363,321
    Collateralized mortgage obligations -
      originated loans                                                         388,526,639                               --
  Senior unsecured notes                                                        99,896,352                       99,877,695
  Variable rate secured borrowings-CMBS                                        934,151,800                      585,379,360
  Other financing facilities                                                    92,799,522                       33,250,000
  Treasury security sold, not yet repurchased                                   49,053,125                               --
  Payables and accrued expenses                                                 18,065,824                       12,460,018
                                                                            --------------                   --------------
        Total liabilities                                                    2,176,612,176                    1,427,392,070
                                                                            --------------                   --------------
Minority interests in
  consolidated subsidiaries                                                        926,396                          932,431
                                                                            --------------                   --------------

Shareholders' equity:
  Convertible preferred stock                                                       19,140                           18,294
  Common stock                                                                     488,104                          406,703
  Net unrealized (losses) gains on securities                                  (77,267,788)                       1,082,811
  Additional paid-in capital                                                   571,178,600                      448,524,552
                                                                            --------------                   --------------
                                                                               494,418,056                      450,032,360

Less treasury shares, at cost-
 538,635 shares as of December 31, 1997                                                 --                       (5,051,373)
                                                                            --------------                   --------------
        Total shareholders' equity                                             494,418,056                      444,980,987
                                                                            --------------                   --------------
        Total liabilities and shareholders'
          equity                                                            $2,671,956,628                   $1,873,305,488
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

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                                     CRIIMI MAE INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                                 For the three months ended          For the nine months ended
                                                                         September 30,                       September 30,
                                                                    1998             1997              1998           1997
                                                                -----------      ------------      ------------   ------------
Interest income:
  Subordinated CMBS                                             $38,880,750       $20,414,449      $105,319,710    $54,694,269
  Collateralized mortgage obligations -
    insured loans                                                10,662,386        12,169,026        33,528,290     37,081,104
  Collateralized mortgage obligations -
    originated loans                                              8,869,367                --        11,619,062             --
                                                                -----------       -----------       -----------    -----------

    Total interest income                                        58,412,503        32,583,475       150,467,062     91,775,373
                                                                -----------       -----------       -----------    -----------
Interest and related expenses:
  Fixed-rate collateralized bond obligations-CMBS                 2,206,724         2,857,948         7,375,905      8,539,077
  Fixed-rate collateralized mortgage
    obligations - insured loans                                   9,892,249        10,642,346        30,546,774     32,235,374
  Fixed-rate collateralized mortgage
    obligations - originated loans                                6,369,272                --         8,367,438             --
  Fixed-rate senior unsecured notes                               2,429,137                --         7,260,484             --
  Variable rate secured borrowings-CMBS                          17,778,579         5,690,557        43,637,039     13,417,401
  Other financing facilities                                        998,342           144,203         1,941,800        531,202
                                                                -----------       -----------       -----------    -----------

    Total interest expense                                       39,674,303        19,335,054        99,129,440     54,723,054
                                                                -----------       -----------       -----------    -----------

  Net interest margin                                            18,738,200        13,248,421        51,337,622     37,052,319
                                                                -----------       -----------       -----------    -----------

(Adjustment to)/gain on sale of securities                         (340,281)               --        28,800,408             --
Equity in earnings from investments                                 (57,546)        1,172,089         2,187,150      2,717,551
Other income                                                      1,060,595           491,838         3,872,576      1,760,934
Gain (loss) on mortgage dispositions                                966,654           (90,608)          920,820     17,143,342
General and administrative expenses                              (4,636,806)       (2,640,125)      (10,667,797)    (7,701,616)
Amortization of assets acquired in the Merger                      (719,394)         (719,391)       (2,158,182)    (2,158,173)
Unrealized loss on repurchase obligation                         (4,091,346)               --        (4,091,346)            --
Unrealized losses on warehouse purchase
  obligations                                                   (17,630,390)               --       (17,630,390)            --
                                                                -----------       -----------       -----------    -----------
                                                                (25,448,514)       (1,786,197)        1,233,239     11,762,038
                                                                -----------       -----------       -----------    -----------

Net (loss) income before minority interest                       (6,710,314)       11,462,224        52,570,861     48,814,357

Minority interest in net loss (income) of
  consolidated subsidiary                                             1,312           (45,200)          (40,052)    (7,885,607)

Dividends on preferred stock                                     (1,942,377)       (1,417,071)       (5,499,881)    (4,783,936)
                                                                -----------       -----------       -----------    -----------

Net (loss) income available to common shareholders              $(8,651,379)      $ 9,999,953       $47,030,928    $36,144,814
                                                                ===========       ===========       ===========    ===========

Net (loss) income per common share:

  Basic                                                         $      (.18)      $      0.26       $      1.02    $      1.00
                                                                ===========       ===========       ===========    ===========

  Diluted                                                       $      (.18)      $      0.26       $      0.98    $      0.97
                                                                ===========       ===========       ===========    ===========

Shares used in computing basic
  earnings per share, exclusive of
  shares held in treasury                                        48,298,007        38,304,782        46,178,885     35,998,050
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

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                 CRIIMI MAE INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                  For the nine months ended September 30, 1998
                                   (Unaudited)



                                                                  Net
                                  Preferred   Common Stock    Unrealized    Additional                                    Total
                                  Stock Par       Par          Losses on     Paid-in      Undistributed     Treasury   Shareholders'
                                    Value        Value       Securities      Capital        Net Income       Shares       Equity
                                 ----------  ------------  -------------  -------------  -------------   ------------  -------------
Balance, December 31, 1997       $   18,294  $    406,703  $   1,082,811  $ 448,524,552  $          --   $(5,051,373)  $444,980,987
Net income                               --            --             --             --     52,530,809            --     52,530,809
Dividends paid on preferred
  shares                                 --            --             --             --     (5,499,881)           --     (5,499,881)
Dividends paid on common shares          --            --             --             --    (54,953,201)           --    (54,953,201)
Conversion of preferred shares
 into common shares                  (1,654)        8,545             --         (6,891)            --            --             --
Stock options exercised                  --           851             --        504,797             --            --        505,648
Adjustment to net unrealized
  losses on securities                   --            --    (78,350,599)            --             --            --    (78,350,599)
Shares issued                         2,500        77,391             --    135,124,402             --            --    135,204,293
Treasury shares retired                  --        (5,386)            --     (5,045,987)            --     5,051,373             --
                                 ----------  ------------  -------------  -------------  -------------  ------------  -------------
Balance, September 30, 1998      $   19,140  $    488,104  $ (77,267,788) $ 579,100,873  $  (7,922,273) $         --  $ 494,418,056
                                 ==========  ============  =============  =============  =============  ============  =============



                                             The   accompanying   notes  are  an
                                              integral part of this consolidated
                                              financial statement.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                                    CRIIMI MAE INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                     For the nine months ended
                                                                                           September 30,
                                                                                       1998                 1997
                                                                                  --------------        ------------
Cash flows from operating activities:
  Net income                                                                      $   52,530,809        $ 40,928,750
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Cash gain on sale of collateralized
        bond obligation                                                              (28,800,408)                 --
      Amortization of discount and deferred financing
        costs on debt                                                                  4,325,388           2,794,541
      Amortization of assets acquired in the Merger                                    2,158,182           2,158,173
      Depreciation and other amortization                                              1,369,592             678,792
      Discount/Premium amortization on mortgages and Subordinated CMBS                  (938,928)            372,269
      Net gains on mortgage dispositions                                                (920,820)        (17,143,342)
      Equity in earnings from investments                                              2,167,813            (812,445)
      Minority interests in earnings of consolidated subsidiary                           40,052           7,885,607
      Unrealized losses on warehouse purchase obligation and
        repurchase obligations                                                        21,721,736                  --
      Changes in assets and liabilities:
        (Increase) in receivables and other assets                                   (34,133,582)         (3,102,139)
        (Decrease) increase in payables and accrued expenses                            (707,963)            179,085
        Increase in interest payable                                                   7,247,629             936,603
                                                                                  --------------        ------------
          Net cash provided by operating activities                                   26,059,500          34,875,894
                                                                                  --------------        ------------
Cash flows from investing activities:
  Proceeds from sale of collateralized bond obligation                               334,919,531                  --
  Proceeds from mortgage dispositions                                                104,613,568          78,534,735
  Purchase of originated loans                                                      (495,825,576)                 --
  Purchase of Subordinated CMBS                                                     (852,560,342)       (210,521,015)
  Return of loan origination reserve from securitization                              71,877,560                  --
  Funding of loan origination reserve                                                (75,433,979)         (3,206,546)
  Payment of deferred costs                                                           (9,180,193)           (402,003)
  Distributions received from equity investments                                       3,114,000             195,800
  Receipt of principal payments                                                       11,097,801           5,274,064
  Servicing rights acquired and contributed to Services Partnership                   (3,880,235)        (12,673,089)
  Purchase of Real Estate Owned Property                                                      --          (4,085,109)
  Purchase of mortgages and advances                                                          --            (285,430)
  Collateral calls on repurchase obligation                                           (3,383,221)                 --
                                                                                  --------------        ------------
          Net cash (used in) investing activities                                   (914,641,086)       (147,168,593)
                                                                                  --------------        ------------
Cash flows from financing activities:
  Proceeds from sale of CMO bonds                                                    390,068,687                  --
  Proceeds from debt issuances                                                     1,998,430,321         280,922,714
  Principal payments on debt obligations                                          (1,566,452,643)       (186,414,743)
  Increase in deferred financing costs                                                (8,705,623)         (2,587,829)
  Dividends (including return of capital) paid to shareholders,
    including minority interests                                                     (60,499,169)        (67,771,342)
  Proceeds from the issuance of convertible preferred shares                          25,000,000          15,000,000
  Proceeds from the issuance of common shares                                        110,709,941          75,653,879
                                                                                  --------------        ------------
          Net cash provided by financing activities                                  888,551,514         114,802,679
                                                                                  --------------        ------------
Net (decrease) increase in cash and cash equivalents                                     (30,072)          2,509,980

Cash and cash equivalents, beginning of period                                         2,108,794          10,966,354
                                                                                  --------------        ------------
Cash and cash equivalents, end of period                                          $    2,078,722        $ 13,476,334
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

                                                  CRIIMI MAE INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization

         CRIIMI MAE Inc. ("CRIIMI MAE" or the "Company") is a fully integrated commercial mortgage company structured as a self- administered real estate investment trust ("REIT"). On October 5, 1998 (the "Petition Date"), the Company and certain of its consolidated operating subsidiaries, CRIIMI MAE Management,
Inc. ("Management"), and CRIIMI MAE Holdings II, L.P. ("Holdings II") (collectively, the "Debtors") filed for relief under Chapter 11 (so called herein) of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Maryland, Southern Division in Greenbelt, Maryland (the "Bankruptcy Court"). These related cases are being jointly administered under the caption "In re CRIIMI MAE Inc., et al.," Ch. 11 Case no. 98-2-3115-DK.

         In addition to Management and Holdings II, the Company owns 100% of multiple financing and operating subsidiaries (discussed in Note 6) as well as various interests in other entities (including, among others, the Company's servicing affiliate CRIIMI MAE Services Limited Partnership ("CMSLP" or "Services Partnership")) which either own or service mortgage and mortgage-related assets (such subsidiaries and other entities, collectively, the "Non-Debtor Affiliates"). None of the Non-Debtor Affiliates has filed a bankruptcy petition.

         Prior to the Petition Date,  CRIIMI MAE's primary  activities  included
(i) acquiring non-investment grade subordinated securities backed by pools of mortgage loans on multifamily, retail and other commercial real estate and by pools of mortgage-backed securities backed, in turn, by loans on such properties ("Subordinated CMBS"), (ii) originating and underwriting mortgage loans, (iii) securitizing pools of mortgage loans and pools of commercial mortgage-backed securities ("CMBS"), and (iv) through CMSLP, performing servicing functions with respect to the Company's mortgage loans and the mortgage loans underlying the Company's Subordinated CMBS.

         Prior to the Petition Date, CRIIMI MAE financed a substantial portion of its Subordinated CMBS acquisitions with short-term variable rate borrowings secured by the Company's Subordinated CMBS. The agreements governing these financing arrangements typically required the Company to maintain collateral at all times with a market value not less than a specified percentage of the outstanding indebtedness. The agreements further provided that the lenders could require the Company to provide additional collateral, if the value of the existing collateral fell below this threshold amount.

         As a result of the recent turmoil in the capital markets, the spreads between CMBS rates and the rates on Treasury securities with comparable maturities began to widen substantially and rapidly in August 1998. Due primarily to widening CMBS spreads, the market value of the Subordinated CMBS securing the Company's short-term financings declined. CRIIMI MAE's short-term secured creditors perceived that the value of the Subordinated CMBS securing their facilities with the Company had fallen below the minimum collateral- to-loan-value ratio described above and, consequently, made demand upon the Company to provide additional collateral with sufficient value to cure

                                               CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Organization - Continued

the perceived deficiency. In August and September, the Company received and met collateral calls from its secured creditors. At the same time, CRIIMI MAE was in negotiations with various third parties in an effort to obtain additional debt and equity financing that would provide the Company with additional liquidity.

         On Friday afternoon, October 2, 1998, the Company was in the closing negotiations of a refinancing with one of its unsecured creditors that would have provided the Company with additional borrowings, when it received a significant collateral call from Merrill Lynch Mortgage Capital, Inc. ("Merrill Lynch"). The basis for this collateral call, in the Company's view, was unreasonable. After giving consideration, among other things, to this collateral call and the Company's concern that its failure to satisfy this collateral call would cause the Company to be in default under a substantial portion of its financing arrangements, the Company reluctantly concluded on Sunday, October 4, that it was in the best interests of creditors, equity holders and other parties in interest to seek Chapter 11 protection. Accordingly, the Company filed its bankruptcy petition on Monday, October 5.

         As a result of the bankruptcy filing, the Company has been advised by its independent public accountants that, if the reorganization plan is not approved by the Bankruptcy Court prior to the completion of their audit of the Company's financial statements for the year ending December 31, 1998, the auditors' report on those financial statements will be modified due to substantial doubt about the Company's ability to continue as a going concern.

         Also as a result of the Chapter 11 filing, CRIIMI MAE does not expect to pay a dividend during the fourth quarter. Although, as a REIT, the Company is required to distribute 95% of its REIT taxable income to shareholders each year to retain its REIT status (the "95% distribution requirement"), the Tax Code does not require that the distributions actually be made during the relevant tax year; that is, CRIIMI MAE is not required by the Tax Code to pay a dividend during the fourth quarter of the 1998 tax year to retain its REIT status for 1998. Instead, for purposes of complying with the 95% distribution requirement, the Tax Code allows dividends declared before September 15, 1999 and paid before December 31, 1999, to be treated as though such distributions had been made in 1998.

         However, if CRIIMI MAE fails to distribute at least 85% of its REIT taxable income and 95% of its capital gain net income during 1998, the Company will incur a non-deductible excise tax equal to 4% of the amount by which the 85% taxable income and 95% capital gain distribution requirement exceeds the amount so distributed.

         During the pendency of the bankruptcy proceedings, the Company is prohibited from paying or declaring distributions without Bankruptcy Court approval. For this and other reasons, there can be no assurance that CRIIMI MAE will be able to comply with the 95% distribution requirement on a timely basis, or at all. Although the Company intends to use its best efforts to retain its

                                                  CRIIMI MAE INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


its REIT status for the 1998 tax year, there can be no assurance that such efforts will succeed. If CRIIMI MAE should lose its status as a REIT for 1998, the Company would be subject to corporate taxation on its taxable income for the full year.

         The  most  recent  securitizations  by  the  Company  created  taxable mortgage pools ("TMPs") by placing mortgage assets (Subordinated CMBS and mortgage loans) into trusts ("Trusts") and issuing multiple classes of securities backed by such mortgage assets. In general, a TMP is treated as a separate taxable entity for federal income tax purposes (i.e., bearing a separate corporate level tax). As a REIT, CRIIMI MAE is exempt from the TMP Rules under Section 7701(i) of the Tax Code, which would cause the Trust to bear a separate corporate level tax, provided CRIIMI MAE owns all of the equity intrests in the Trusts for federal income tax purposes.

         Certain of the securities (the "Pledged Securities") issued by the Trusts in its May 1998 CMBS resecuritization (CBO-2) and its June 1998 collateralized mortgage obligation securitization (CMO IV) were held by the Company and used in certain short-term financing arrangements treated as secured borrowings for federal income tax purposes. If the Lenders were to seize or sell the Pledged Securities and such Pledged Securities were held to be equity interests in the Trust (rather than debt obligations of the Trust) for federal income tax purposes, the Trusts would be subject to paying corporate tax. In such event, certain adverse consequences would occur unless the Company successfully restructures the transactions or takes some other actions. Specifically, since the Trusts would be paying corporate tax, the funds available to pay the securities issued by the Trust would be significantly diminished, and the related unencumbered securities retained by the Company (the "Unencumbered Securities") would therefore be significantly impaired. In
addition,   the  Company  could  violate   certain  REIT requirements, and
therefore adversely affect its status as a REIT, if  the Unencumbered Securities
(i) constitutes more than 10% of the voting interests of the Trusts or (ii) are in excess of 5% of the total value of the Company's assets.

2.       Investment Company Act of 1940

         The Company intends to continue to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the Securities and Exchange Commission ("SEC") and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate ("Qualifying Interests"). Under current

                                                  CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Investment Company Act of 1940 - Continued

Interpretation by the staff of the SEC, to qualify for this exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests. Pursuant to such SEC staff interpretations, CRIIMI MAE's Government Insured Mortgage Assets and originated loans are Qualifying Interests.

         Prior to the Petition Date, the Company was a leading purchaser of Subordinated CMBS. Generally, the Company acquired such securities only when such mortgage assets were collateralized by pools of first mortgage loans, when the Company could monitor the performance of the underlying mortgage loans through loan management and servicing rights, and when the Company had appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, CRIIMI MAE believes that the related Subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, CRIIMI MAE believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it invests primarily in such Subordinated CMBS and/or in other Qualifying Interests. However, if the SEC or its staff were to take a different position with respect to whether CRIIMI MAE's Subordinated CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would comply with the Investment Company Act and be able to register as an investment company. In such event, (i) modification of the Company's business plan so that it would not be required to register as an investment company would likely entail a disposition of a significant portion of the Company's Subordinated CMBS or the acquisition of significant additional assets, such as Government Insured Mortgage Assets, which are Qualifying Interests or (ii) modification of the Company's business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing the Company's indebtedness (including the possible prepayment of the Company's secured financing and/or the Senior Unsecured Notes), which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms. Consequently, any such modification of the Company's business plan could have a material adverse effect on the Company. Further, if it were established that the Company were an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties and that third parties could seek to obtain recission of transactions undertaken during the period it was established that the Company was an unregistered investment company. In addition, as a result of the Company's bankruptcy filing, the Company is limited in possible actions it may take in response to any need to modify its business plan in order to register as an investment company, or avoid the need to register. Any dispositions or acquisitions of assets would require court approval. Also, any forced sale of assets that occur after the bankruptcy stay is lifted would

                                                CRIIMI MAE INC.

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Investment Company Act of 1940 - Continued

change the Company's asset mix potentially resulting in the need to register as an investment company under the Investment Company Act or take further steps to change the asset mix. Any such results would be likely to have a material adverse effect on the Company.

3.       Basis of Presentation

         In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, Management, Holdings II, CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CRIIMI MAE Holding Inc., CRIIMI MAE Holding L.P., CRIIMI, Inc., and CRIIMI MAE CMBS Corporation contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated financial position of CRIIMI MAE as of September 30, 1998 and December 31, 1997, the consolidated results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

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

         In addition, the financial information set forth herein is as of September 30, 1998 and does not reflect subsequent events except as otherwise noted. As a result of the widening CMBS spreads, general market turmoil during the third quarter and uncertainties resulting from the bankruptcy proceedings, the Company's results of operations at September 30, 1998, are not expected to be indicative of results of operations for future periods during the pendency of the bankruptcy proceedings. The Company's estimates of value for its Subordinated CMBS are based, in most cases, upon quotes obtained from the lender on the related security.

4.       Summary of Significant Accounting Policies

         Method of Accounting
         --------------------
                  The consolidated financial statements of CRIIMI MAE are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the

                                                 CRIIMI MAE INC.

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Summary of Significant Accounting Policies - Continued

         reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications
         -----------------
                  Certain amounts in the consolidated financial statements as of and for December 31, 1997 and the three and nine months ended September 30, 1997 have been reclassified to conform to the 1998 presentation.

         Transfer of Financial Assets
         ----------------------------
                  The Company transfers assets (mortgages and mortgage securities) in securitization transactions where the transferred assets become the sole source of repayment for newly issued debt. When both legal and control rights to a financial asset are transferred, the transfer is treated as a sale. Transfers are assessed on an individual component basis. In a securitization, the cost basis of the original assets transferred is allocated to each of the new financial components based upon the relative fair value of the new financial components. For components where sale treatment is achieved, a gain or loss is recognized for the difference between that component's allocated cost basis and fair value. For components where sale treatment is not achieved, an asset is recorded representing the allocated cost basis of the new financial components retained and the related incurrence of debt is also recorded. In transactions where none of the components are sold, the Company recognizes the incurrence of debt and the character of the collateralizing assets remain unchanged.

         Subordinated CMBS
         -----------------
                  On May 8, 1998, CRIIMI MAE consummated a transaction which resulted in the sale of a portion of its Subordinated CMBS portfolio (see Note 5). As a result of the May 8 transaction and in accordance with GAAP, effective in the second quarter of 1998, the Company no longer classifies CMBS securities as Held to Maturity, but instead classifies CMBS as Available for Sale. CRIIMI MAE carries its Subordinated CMBS at fair market value where changes in fair value are recorded as a component of shareholders equity (see Note 5). Prior to this time, such securities were carried at their amortized cost basis as the Company had the ability and intent to hold these securities to maturity.

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

                                                  CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Summary of Significant Accounting Policies - Continued

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

         Investment in Originated Loans
         ------------------------------
                  This portfolio consists of commercial loans originated and securitized by CRIIMI MAE. The origination fee income, application fee income and costs associated with originating the loans were deferred ("deferred loan costs") and the net amount was added to the basis of the loans on the balance sheet. Income is recognized using the effective interest method and consists of mortgage income from the loans and amortization of deferred loan costs. Expenses of this portfolio consist of interest expense, discount amortization on the bonds sold and amortization of costs incurred in conjunction with the securitization. CRIIMI MAE has the intent to hold these loans for the foreseeable future and therefore the mortgage security collateral is classified as Held for Investment and recorded at amortized cost on the balance sheet. The Company recognizes impairment on the loans when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

         Mortgage Securities - Insured Loans
         -----------------------------------
                  CRIIMI MAE's consolidated investment in mortgage securities consists of participation certificates evidencing a 100% undivided beneficial interest in Government Insured Multifamily Mortgages issued or sold pursuant to programs of the Federal Housing Administration ("FHA") ("FHA-Insured Certificates") and mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") ("GNMA Mortgage-Backed Securities"). Payment of principal and interest on FHA-Insured Certificates is insured by the United States Department of Housing and Urban Development (HUD) pursuant to Title 2 of the National Housing Act. Payment of principal and interest on GNMA Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

                                                 CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Summary of Significant Accounting Policies - Continued

                  As a result of the May 8, 1998 transaction involving the sale of a portion of its Subordinated CMBS portfolio (see Note 5), the Company, in accordance with GAAP, no longer classifies its mortgage securities-insured loans as Held to Maturity. The Company's mortgage securities are now classified as Available for Sale. As a result, the Company now carries its mortgage securities at fair value where changes in fair value are recorded as a component of stockholders' equity. Prior to this time, the securities were carried at their amortized cost basis as the Company had the ability and intent to hold these securities to maturity.

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

         Consolidated Statements of Cash Flows
         -------------------------------------
                  Cash payments  made for interest  during the nine months ended
         September  30,  1998  and  1997  were   $87,556,423  and   $50,991,910,
         respectively.

         Per Share Amounts
         -----------------
                  Basic earnings per share amounts for the three and nine months ended September 30, 1998 and 1997 represent net income (loss) available

                                                 CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Summary of Significant Accounting Policies - Continued

         to common shareholders divided by the weighted average common shares outstanding during each period. However, SFAS 128 states that when earnings are negative, dilutive common stock equivalents are not included in the diluted calculation. Therefore, diluted earnings per share are the same as basic earnings per share for the three months ended September 30, 1998. Diluted earnings per share amounts for the three months ended September 30, 1997 and for the nine months ended September 30, 1998 and 1997 are adjusted for dilutive common stock equivalents for which CRIIMI MAE includes stock options and certain classes of preferred stock. See Note 13 for a reconciliation of basic earnings per share to diluted earnings per share.

         New Accounting Statements
         -------------------------
                  During 1997, FASB Issued SFAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in the statement of income. This would include net income as currently reported by CRIIMI MAE adjusted for unrealized gains and losses related to CRIIMI MAE's Subordinated CMBS and mortgages accounted for as "available for sale" (as discussed in
         Note 5). Net unrealized gains and losses are currently reported in the shareholders' equity section of the balance sheet. FAS 130 is effective beginning January 1, 1998. Comprehensive (loss) income under FAS 130 for the three months ended September 30, 1998 and 1997 is $(201,928,230) and $11,491,672, respectively, and for the nine months ended September 30, 1998 and 1997 would be $(25,819,790) and $32,208,893, respectively.

                  During 1997, FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographical areas and major customers. FAS 131 is effective for the year ending December 31, 1998.

                  During 1998, FASB issued SFAS 133 "Accounting for Derivative Instruments and for Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for the Company beginning January 1, 2000. The Company is evaluating its eventual impact on its financial statements.

                                                 CRIIMI MAE INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Summary of Significant Accounting Policies - Continued

                  During 1998, FASB issued SFAS 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise ("FAS 134"). This Statement further amends previous FASB Statements to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The adoption of this Statement is not expected to impact CRIIMI MAE since the Company does not hold mortgage loans for sale and accounts for its securitizations of loans as financings.

5.       Mortgage Assets - Subordinated CMBS

         Since mid 1994 and until October 5, 1998, CRIIMI MAE has been in the business of purchasing Subordinated CMBS. Through March 31, 1998, CRIIMI MAE had acquired 112 individual securities collateralized by 30 mortgage securitization pools. In December 1996, 35 of these securities from 12 separate mortgage securitization pools were resecuritized by CRIIMI MAE aggregating $449 million face amount ("CBO-1"). CBO-1 involved CRIIMI MAE's public issuance of investment grade securities with a face amount of $142 million. In CBO-1, CRIIMI MAE retained investment grade securities with a face amount of $307 million. Through CBO-1, CRIIMI MAE obtained a higher overall weighted average credit rating for its new securities than the weighted average credit rating on the related CMBS collateral. CBO-1 was initially accounted for as a financing of the resecuritized assets. However, in conjunction with the 1998 resecuritization discussed below, a portion of the retained securities from CBO-1 have subsequently been sold and the remaining amortized cost basis of those CMBS assets has been allocated to the securities retained.

         During 1997, FAS 125 "Accounting for Transfers and Servicing of Financial Assets" became effective. This statement significantly changed the accounting treatment for transfers of financial assets. FAS 125 changed accounting standards to require transfers of assets to be accounted for on a component basis instead of as an entire unit. Accordingly, in a securitization or resecuritization, components (securities) are treated as sales or retained interests based upon CRIIMI MAE's ability to control the component. Components where control is not retained are treated as sales and those where control is retained are treated as retained interests.

         As previously discussed, in May 1998, CRIIMI MAE completed its second resecuritization of CMBS assets, with a combined face value of approximately $1.8 billion involving 75 individual securities collateralized by 19 mortgage securitization pools and three of the retained securities from CBO-1 ("CBO-2"). CBO-2 involved CRIIMI MAE's private placement of securities with a face amount

                                                 CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Mortgage Assets - Subordinated CMBS - Continued

of $468 million. In CBO-2, CRIIMI MAE retained securities with a face amount of approximately $1.3 billion. Certain securities included call provisions to enable CRIIMI MAE to 1) call bonds if market conditions warrant, and 2) call bonds when it is no longer cost effective to service them. As a result, CBO-2 resulted in a sale of certain securities and the retention of new securities. In accordance with FAS 125, the assets collateralizing the resecuritization are "derecognized" and the combined amortized cost basis of the collateralizing assets was allocated to the new securities issued. CRIIMI MAE received $335 million for the $345 face amount of investment grade securities sold without call provisions which had an allocated cost basis of $306 million, resulting in a gain of approximately $28.8 million. CRIIMI MAE recorded retained assets totaling $926 million representing the allocated amortized cost basis for the $123 million face amount of investment grade securities issued with call provisions and the $1.3 billion face amount of non-investment grade retained securities in CBO-2. CBO-2 generated $160 million of excess proceeds primarily as a result of a higher overall weighted average credit rating for its new securities as compared to the weighted average credit rating on the related CMBS collateral. These excess proceeds were used to acquire additional Subordinated CMBS during the second quarter of 1998.

         The sale of certain securities requires reclassification of CRIIMI MAE's entire portfolio of mortgage securities (consisting of mortgage security collateral and CMBS) from Held to Maturity to Available for Sale. Therefore, CRIIMI MAE's securities, effective second quarter of 1998, are reflected on the balance sheet at fair market value. At June 30, 1998, the fair market value of the mortgage securities exceeded the amortized cost by approximately $118 million and was reflected as an increase in shareholder's equity. At September 30, 1998, the amortized cost of the mortgage securities exceeded the fair market value by approximately $77 million (a $195 million decrease from June 30, 1998) and is reflected as a decrease in shareholders' equity.

         Additionally, as part of CBO-2, CMSLP sold trustee servicing rights on CBO-2 for $4.2 million, resulting in a gain of approximately $400,000 for financial reporting purposes, which is included in equity in earnings from investments on the consolidated statements of income, and gain of $4.2 million for tax purposes.

                                                 CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







5.       Mortgage Assets - Subordinated CMBS - Continued

         At September 30, 1998, CRIIMI MAE held the following securities:

                                                        Original                                 9/30/98
                                                      Anticipated                              Anticipated
                                                      Unleveraged                              Unleveraged
                                                        Yield to                                 Yield to
   Pool(3)                                            Maturity (1)                          Maturity (1)(2)
------------                                         ------------                             ------------
Retained Securities from
  CRIIMI 1996 C1 (CBO1)                                     19.5%                                    21.0%(5)

DLJ Mortgage Acceptance Corp.
  Series 1997 CF2 Tranche B-30C                              8.2%                                     8.2%

Nomura Asset Securities Corp.
  Series 1998-D6 Tranche B7                                 12.0%                                    12.0%

Retained Securities from
  CRIIMI 1998 C1 (CBO2)                                     10.3%                                    10.3%(4)

Mortgage Capital Funding, Inc.
  Series 1998-MC1                                            8.9%                                     8.9%

Chase Commercial Mortgage Securities
  Corp.
  Series 1998-1                                              8.8%                                     8.8%

First Union/Lehman Brothers
  Series 1998 C2                                             8.9%                                     8.9%

Morgan Stanley Commercial Inc.
  Series 1998-WF2                                            8.5%                                     8.5%(4)

Mortgage Capital Funding, Inc.
  Series 1998-MC2                                            8.7%                                     8.7%

Weighted Average                                           9.7%(3)                                   10.1%(3)

(1) Represents the anticipated weighted average unleveraged yield over the expected average life of the Company's Subordinated CMBS portfolio as of the date of acquisition and September 30, 1998, respectively, based on management's estimate of the timing and amount of future credit losses and prepayments. As discussed below these yields may decrease as a result of certain adversarial actions taken by the Company's lenders.

(2) Unless otherwise noted, changes in the September 30, 1998 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions relating to mortgage collateral.

(3) CRIIMI MAE services a total CMBS pool of approximately $29 billion.
Approximately  0.67% of the total CMBS pool is  specially  serviced by CRIIMI
MAE, of which 0.25% of the total CMBS pool are specially serviced due to payment default and the remainder is specially serviced due to nonfinancial covenant default. Despite the volatility in the capital markets, the mortgage assets underlying the Company's portfolio of CMBS continue to experience no losses of principal from default.
See Note 14 for discussion of subsequent transfer of special servicing.

(4) On October 6, 1998 Morgan  Stanley and Co.  International  Limited  ("Morgan
Stanley")  advised  CRIIMI  MAE that it was  exercising  ownership  rights  over certain  classes  of  CMBS  it  held as  collateral  pursuant  to a May 8,  1998 variable-rate  secured borrowing  agreement with CRIIMI MAE. On October 6, 1998,
Morgan Stanley purported the fair value of such securities to be $183.1 million.
The recorded fair value of such securities  as of September  30, 1998 was $246.7 million. On October 16, 1998, Morgan Stanley advised CRIIMI MAE that it intended to sell CRIIMI  MAE's CMBS.  On October 20,  1998,  CRIIMI MAE filed a complaint against Morgan Stanley  seeking  damages and turnover of the subject CMBS.  This matter is presently pending.

(5) The increase in the anticipated yield resulted from reallocation of CBO-1 asset basis in conjunction with the CBO-2 resecuritization.


                                                 CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Mortgage Assets - Subordinated CMBS - Continued

The aggregate investment by the underlying rating of the Subordinated CMBS is as follows:

                             Face Amount                          Fair Value
                               as of                                as of                          Amortized Cost as of
                          September 30, 1998                  September 30, 1998    September 30, 1998        December 31, 1997
Security Rating(2)          (in millions)          %            (in millions)(1)        (in millions)               (in millions)
---------------         -------------------    --------       ----------------       ------------------           -----------------
AA-                     $     --                   --            $    --                $     --                     $     5.6

A                           62.6                  2.7               62.8                    56.9                            --

BBB                        150.6                  6.6              143.9                   126.7                           4.0

BBB-                       115.2                  5.0              105.1                    92.6                            --

BB+                        394.6                 17.3              318.6                   317.5                           8.6

BB                         275.0                 12.0              238.5                   258.5                         445.0

BB-                         89.1                  4.0               65.7                    72.5                          89.8

B+                         128.8                  5.6               81.4                    92.7                            --

B                          300.2                 13.1              180.4                   208.6                         357.4

B-                         198.7                  8.7               97.9                   106.5                          44.6

CCC                         92.0                  4.0               24.6                    36.0                          10.9

Unrated                    478.1                 21.0              121.2                   162.7                         113.2
                        --------               ------          ---------                --------                     ---------
Total(3)                $2,284.9                100.0%         $ 1,440.1(4)             $1,531.2                     $ 1,079.1
                        ========               ======          =========                ========                     =========


(1) The estimated fair values of Subordinated CMBS represent the carrying value of the assets.
(2) During the nine months ended September 30, 1998, CRIIMI MAE purchased Subordinated CMBS that have an aggregate face value of approximately $1.2 billion and an aggregate purchase price of approximately $853 million.
(3) Refer to Footnote 7 for additional information regarding the total face amount and purchase price of Subordinated CMBS for tax purposes.
(4) The fair value of the Company's Subordinated CMBS is approximately $91 million less than the amortized cost basis at September 30, 1998.

         The fair market value of the Company's portfolio is based upon quotes obtained from, in most cases, the lender to which the security is pledged. The lender will also quote the related unrated bonds even though the bonds do not serve as collateral for CRIIMI MAE's obligations. The Company obtained "ask" quotes as compared to "bid" quotes because it is the owner of the securities. Because of market conditions that existed at September 30, 1998, there is variability in the quotes for similarly rated securities as received from different lenders. Fair values are estimated based on spreads to comparably maturing treasury securities, and quotes on similarly rated securities varied in most cases. Since September 30, 1998 because of current market conditions and the Chapter 11 filing, the Company does not have reliable fair market value for its CMBS securities. As such, there can be no assurance that the value of these securities has not changed materially.

                                                 CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Mortgage Assets - Subordinated CMBS - Continued

         As of September 30, 1998, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and at the locations identified below:

Property Type          Percentage(1)     Geographic(2)          Percentage(1)
-------------          ------------      ------------           -------------
Multifamily                31%            California                 16%
Retail                     28%            Texas                      12%
Office                     15%            Florida                     7%
Hotel                      13%            New York                    6%
Other                      13%            Other (3)                  59%

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2)      No significant concentration by region.
(3)      No other individual state makes up more than 5% of the total.


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

         The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in GAAP income recognition which is greater than or less than cash received. For the three and nine months ended September 30, 1998, the amount of income recognized (less than) or in excess of due to the effective interest rate method was approximately $(494,000) and approximately $1.7 million, respectively. For the three and nine months ended September 30, 1997, the amount of income recognized in excess of cash due to the effective interest rate method was approximately $760,000 and approximately $88,000, respectively.

         Since the Petition Date, CRIIMI MAE and certain secured creditors have disagreed about the effect of the stay provisions of the Bankruptcy Code on such secured lenders and the subject assets. Since filing, CRIIMI MAE has acted to defend its ownership of its CMBS. On October 13, 1998, Citicorp Securities, Inc. ("Citicorp") requested from the indenture trustee, Norwest Bank Minnesota, N.A. ("Norwest"), the immediate transfer of five classes of bonds issued pursuant to the June 1, 1998 indenture trust agreements with Norwest. From a financial reporting perspective (as discussed in Note 4) the certificates issued are recorded as investments in originated loans. The subject assets are collateral for amounts advanced to CRIIMI MAE by Citicorp under August 1, 1997 and

                                                 CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Mortgage Assets - Subordinated CMBS - Continued

June 4, 1998 financing arrangements. On October 15, 1998, CRIIMI MAE filed an emergency motion to enforce the automatic stay against Norwest and Citicorp Securities, Inc. Pursuant to an order dated October 23, 1998, the bankruptcy court prohibited Citicorp from selling the subject assets, without further ordeR of the Court. On October 23, 1998, Citicorp requested an emergency hearing regarding the October 23 order and on November 2, 1998 CRIIMI MAE filed a complaint against Citicorp seeking a declaratory judgment as to, among other things, whether the automatic stay applies to actions taken by Citicorp with respect to the subject assets. The issues raised by the complaint and motion are now set for an evidentiary hearing on March 8, 1999. If the bonds are transferred and the transfer causes the securitization to be treated as a taxable mortgage pool, CRIIMI MAE's status as a REIT could be adversely effected (See Note 1).

         As discussed in Note 1, on October 2, 1998, Merrill Lynch, which provides financing on certain Subordinated CMBS (with a face amount of approximately $558.3 million and an amortized cost of approximately $394.8 million), in conjunction with a collateral call quoted the value of those bonds to be $341.7 million while another institution who lends against those same securities quoted the value to be approximately $382.5 million as of September 30, 1998. On October 16, 1998, Merrill Lynch filed for relief from the automatic stay seeking authority to immediately liquidate the CMBS, which are collateral for approximately $275 million advanced to CRIIMI MAE by Merrill Lynch pursuant to a September 1997 loan agreement. CRIIMI MAE is opposing Merrill's motion. In addition, Merrill has withheld a payment of approximately $3.3 million due on CMBS assets held by CRIIMI MAE which was reflected as a receivable at September 30, 1998. On October 21, 1998, CRIIMI MAE filed a complaint against Merrill Lynch seeking turnover of the earnings of the subject CMBS to CRIIMI MAE. Recently, Merrill Lynch has suggested a negotiated resolution of its motion in the form of an agreed cash collateral order. There can be no assurance that the parties will be able to reach an agreement concerning any such order or that the terms of any order agreed to, will be favorable to the Company.

         On October 6, 1998, Morgan Stanley advised CRIIMI MAE that it was exercising ownership rights over certain classes of CMBS it held as collateral for approximately $182.4 million advanced to CRIIMI MAE pursuant to a May 8, 1998 financing agreement with CRIIMI MAE. The recorded fair value of these securities, as of September 30, 1998, was $246.7 million, based upon quotes received from Morgan Stanley on some of the bonds and quotes from another party on other bonds. On October 6, 1998, Morgan Stanley seized these securities, and quoted the fair value of those same securities to be $183.1 million. On October 16, 1998, Morgan Stanley advised CRIIMI MAE that it intended to sell these CMBS. On October 20, 1998, CRIIMI MAE filed a complaint against Morgan Stanley seeking damages and turnover of the subject CMBS.

         The Company's CMBS portfolio (excluding those securities that are match-funded) currently generates approximately $13 million of monthly cash flow. As of November 16, 1998, certain lenders have withheld payment to CRIIMI MAE of approximately $18.7 million, including approximately $6.7 million accrued as of September 30, 1998. The realizability of these receivables, and whether or not this triggers impairment losses on any of the Company's Subordinated CMBS, is therefore uncertain and will be determined in the fourth quarter as the bankruptcy case evolves.

                                                  CRIIMI MAE INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Mortgage Assets - Subordinated CMBS - Continued

Impairment could occur if the lender fails to remit interest payments or does not remit the interest payment on a timely basis. In either case the Company's yield could be reduced which would result in an impairment loss (if the fair value of the security at the time such a determination is made is less than the securities amortized cost basis). Furthermore, it is possible that CRIIMI MAE may have to record impairment losses during the fourth quarter as a result of adverse actions taken against CRIIMI MAE by its lenders.

6.       Loan Origination Program

         Included in CRIIMI MAE's portfolio of mortgage assets are loans originated through its mortgage loan conduit programs with two major financial institutions (the "Programs"). The Programs are designed to create pools of multifamily and commercial mortgage loans, either through origination or acquisition, for the purpose of issuing commercial mortgage-backed securities. On October 5, 1998, the lender under one of the Programs, Citicorp Real Estate, Inc. ("Citibank") sent the Company a letter alleging that the Company was in default under the Program and that it was terminating the Program which, as discussed below, could result in a loss to the Company. The Company has contested this purported termination. There can be no assurance that the Company will prevail in its position.

         The agreements for both Programs provide that during the warehouse period, the financial institution will fund and originate in its name all mortgage loans under the Program, and CRIIMI MAE is required to deposit a portion of each loan amount in a reserve account. In both facilities, the respective financial institution is responsible for executing an interest rate hedging strategy and providing timely written hedge position reporting.

         The Citibank Program, by its terms, obligates CRIIMI MAE to purchase the warehoused loans at their face value plus or minus any hedging loss or gain upon the earlier of achieving a sufficient quantity of loans for securitization or December 31, 1998. CRIIMI MAE's obligation to purchase these loans is secured by the reserve account for this program. At September 30, 1998, the reserve account for this program was approximately $31.8 million. In conjunction with the Citibank Program, the Company could also make mezzanine loans which have a second priority position in the same property. In such case, CRIIMI MAE would require a form of participation interest in the property as consideration for making the mezzanine loan. The Company funded mezzanine loans in the amount of $7.6 million through September 30, 1998.

         Under  the  second  Program,   which  is  with  Prudential   Securities
Incorporated and Prudential Securities Credit Corporation (together "Prudential"), the Company has an option to buy the loans at the earlier of June 30, 1999 or the date of achieving a stated quantity of loans for securitization. The agreement provides that the amount in the reserve account for this Program, which was approximately $2 million at September 30, 1998, is deemed the

                                                   CRIIMI MAE INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       Loan Origination Program - Continued

purchase price for this option and upon exercise of the option, the amount in the reserve account is to be applied against the purchase price of the loans.

         The Company's obligation to purchase the loans under the Citibank Program was $14.8 million in excess of the fair value of the loans and the Company's option to purchase the loan under the Prudential program was $2.8 million in excess of the fair value of the loan principally because of the unrest in the bond and CMBS markets and the ineffectiveness of the hedging programs employed by Citibank and Prudential. As a result, CRIIMI MAE recorded a $17.6 million unrealized loss on their purchase obligations as of September 30, 1998. The Company has calculated the unrealized losses based upon an estimated value of the loans (based on proceeds that could be raised in a securitization using market spreads for bonds that would be issued if such a transaction occurred on September 30, 1998) as well as hedging losses as of that date. Timely written hedge position reporting, as required under both Programs, was not provided at September 30, 1998. In the absence of such reports, the Company has based its loss estimates, in part, upon oral communications from these parties. Depending on market conditions, including interest rate movements, these losses could materially increase or decrease in subsequent reporting periods.

         As a result of CRIIMI MAE's bankruptcy filing on October 5, 1998, the Company may not have the ability to fulfill its purchase obligation under the Citibank program or to exercise its purchase option under the Prudential program. Therefore it is possible that each lender may sell the loans on its terms (which could include a liquidation-type sale) and seek to recover any loss incurred on the sale from the Company in bankruptcy proceedings. This could result in a larger loss than if CRIIMI MAE had the ability to acquire and sell the loans on its terms. The amount of the loss under the Citibank program is limited to the amount of the reserve account plus an additional recourse obligation amount equal to 5% of the original principal balance of the mortgage loans. If the Company is unable to buy the loans under the Prudential program, the Company would forfeit the amount of the reserve account. Additionally, if CRIIMI MAE is unable to securitize the loans and they are sold at a loss, the Company will be required to write-off net deferred costs of approximately $2 million related to these loans.

         In June 1998, the Company securitized $496 million of its "No- Lock" commercial mortgage product originated or acquired through the Citibank Program, and through CRIIMI MAE CMBS Corp., issued Commercial Mortgage Loan Trust Certificates, Series 1998-1. The loans have a weighted average net interest rate of 7.3%, a weighted average maturity of approximately 10.4 years and at September 30, 1998, a fair value of approximately $496 million. The basis of the loans includes approximately $8 million of deferred loan costs that will be amortized over the life of the securitization and recognized against income using the effective interest rate method.

                                                  CRIIMI MAE INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       Loan Origination Program - Continued

         Through this securitization, CRIIMI MAE sold $397 million face amount of fixed-rate investment grade securities (see also Note 11). CRIIMI MAE retained the remaining principal and interest cash flows from the mortgage loans that collateralize the securitization. CRIIMI MAE has call rights on each of the issued securities and therefore has not surrendered control of the collateral, thus requiring the transaction to be accounted for as a financing of the mortgage loans.

7.       Mortgage Securities

         CRIIMI MAE's consolidated portfolio of mortgage security collateral and mortgages is comprised of FHA-Insured Loans and GNMA Mortgage-Backed Securities. Additionally, mortgage security collateral includes Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by GNMA Mortgage-Backed Securities, as discussed below. As of September 30, 1998, approximately 19% of CRIIMI MAE's investment in mortgage security collateral and mortgages were FHA-Insured Loans and approximately 81% were GNMA Mortgage-Backed Securities (including loans which collateralize Freddie Mac participation certificates). FHA-Insured Loans and GNMA Mortgage-Backed Securities are collectively referred to as mortgages herein.

         Through its wholly owned subsidiaries, CRIIMI MAE owns the following mortgages directly and indirectly:

                                                 CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Mortgage Securities - Continued

                                                              As of September 30, 1998
                                                              ------------------------
                                                                                                Weighted
                                                                                                 Average
                                            Number of            Fair          Amortized        Effective       Weighted Average
                                            Mortgages          Value(a)(d)       Cost         Interest Rate      Remaining Term
                                            ---------       ------------      ------------    -------------     ----------------
CRIIMI MAE (c)                                   1          $  5,699,568      $  5,550,362        7.66%            36 years
CRIIMI MAE Financial Corporation(b)             41           167,616,213       162,015,227        8.23%            31 years
CRIIMI MAE Financial Corporation II(b)          55           237,210,629       232,596,369        7.21%            28 years
CRIIMI MAE Financial Corporation III(b)         29            99,894,431        97,236,109        7.99%            31 years
                                            ---------       ------------      ------------
                                               126          $510,420,841      $497,398,067
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

(b) During the nine months ended September 30, 1998, there were nineteen prepayments of mortgages held by CRIIMI MAE and its financing subsidiaries.
These prepayments generated net proceeds of approximately $91.2 million and resulted in net financial statement gains of approximately $390,000, which are included in gains on mortgage dispositions on the accompanying consolidated statement of income for the nine months ended September 30, 1998.


(c) During the three months ended September 30, 1998, CRIIMI MAE sold four loans and a portion of a fifth loan. This sale generated net proceeds of $13.4 million and resulted in net financial statement gains of $531,000.

(d) As of September 30, 1998, the fair value of the mortgage securities (insured loans) is approximately $13 million in excess of their amortized cost.


                                                  CRIIMI MAE INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       Reconciliation of Financial Statement Net Income (Loss) to Tax
           Basis Income

         Reconciliations of the financial statement net income (loss) to the tax basis income for the three and nine months ended September 30, 1998 and 1997 are as follows:

                                                                For the three months ended          For the nine months ended
                                                                       September 30,                       September 30,
                                                                   1998              1997              1998             1997
                                                               ------------      ------------      ------------   ------------
Consolidated financial statement net (loss) income              $(6,709,002)     $ 11,417,024      $ 52,530,809   $ 40,928,750
Adjustment to/(gain) on sale of collateralized
  bond obligation                                                   340,281                --       (28,800,408)            --
Reamortization of Subordinated CMBS                              13,515,127         1,640,613        24,831,302      4,278,965
Unrealized loss on repurchase asset                               4,091,346                --         4,091,346             --
Unrealized losses on warehouse purchase obligations              17,630,390                --        17,630,390             --
Interest expense adjustments for collateralized
  bond obligation                                                (8,873,340)               --       (13,901,373)            --
Amortization of assets acquired in the Merger                       719,394           719,391         2,158,182      2,158,173
Equity in earnings from investments                               1,662,382           (90,760)        5,085,122        351,529
Amortization and other interest expense
  adjustments                                                      (451,070)         (237,927)       (1,281,602)    (1,177,085)
Mortgage dispositions                                               255,850            62,338           465,832        154,188
Adjustment to gain on Installment Note                             (331,831)               --                --             --
Adjustment due to accounting for subsidiary
  as a pooling for financial statement
  purposes and a purchase for tax purposes                               --                --                --     (2,132,614)
Other                                                                (6,209)           (8,977)          (33,351)         1,447
                                                               ------------      ------------      ------------   ------------
Tax basis income                                               $ 21,843,318      $ 13,501,702      $ 62,776,249   $ 44,563,353
                                                               ============      ============      ============   ============
Dividends paid on preferred shares                               (1,942,377)       (1,417,071)       (5,499,881)    (4,783,936)
                                                               ------------      ------------      ------------   ------------
Tax basis income available to
  common shareholders                                          $ 19,900,941      $ 12,084,631      $ 57,276,368   $ 39,779,417
                                                               ============      ============      ============   ============
Tax basis income per share:
  Income before gains from CFR                                 $       0.41      $       0.31      $       1.22   $       0.88
  Capital gain from CFR                                                  --                --                --           0.21
                                                               ------------      ------------      ------------   ------------
  Total tax basis income per share                             $       0.41      $       0.31      $       1.22   $       1.09
                                                               ============      ============      ============   ============
Tax Basis Shares Outstanding                                     48,504,819        38,583,857        46,919,645     36,391,281
                                                               ============      ============      ============   ============

         Differences between financial statement net income (loss) and tax basis income available to common shareholders principally relate to differences in the methods of accounting for the sale of securities in conjunction with the CBO transaction, Subordinated CMBS (see also Note 5), unrealized losses on warehouse purchase obligation and repurchase asset, amortization of certain deferred costs, merger of the CRI Mortgage Businesses, and, prior to 1998, the merger of the CRIIMI Funds.

         The entire CBO-2 transaction was accounted for as a financing for tax purposes. As such, the Company will recognize income for tax purposes from the entire group of mortgage securitization pools (35 total) with an aggregate face amount of $2.8 billion and purchase price of $2.0 billion.

                                                  CRIIMI MAE INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       Common Shares

         CRIIMI MAE filed with the Securities and Exchange Commission a Shelf Registration Statement on Form S-3 to register for sale, Debt Securities, Preferred Shares, Warrants and Common Shares of CRIIMI MAE to the public. In May 1998, CRIIMI MAE increased the aggregate public offering price of the S-3 shelf filing to $350 million, with a balance available at September 30, 1998 of $350 million.

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

         In July 1998, the Company's Articles of Incorporation were amended at a special shareholders meeting to increase the number of common shares authorized from 60 million to 120 million.

         In December 1997, CRIIMI MAE registered with the Securities and Exchange Commission up to 3 million shares of CRIIMI MAE common stock in connection with a new Dividend Reinvestment and Stock Purchase Plan (the "Plan"). Subsequently, in May 1998, the shareholders approved the issuance of up to 4.7 million common shares in connection with the Plan. The Plan allows investors the opportunity to purchase additional CRIIMI MAE common shares through the reinvestment of CRIIMI MAE's dividends, optional cash payments and initial cash investments. During the nine months ended September 30, 1998, 2,764,063 common shares were issued in conjunction with the Plan, resulting in net proceeds of approximately $39 million. In October 1998, due to the filing under Chapter 11, the Company suspended the initial cash investment and optional cash payment portion of the Plan until further notice.

         For the nine months ended September 30, 1998, dividends of $1.17 per share were paid to common shareholders. These dividends, which included long-term capital gains, are as follows:
                                                                 Record
                                               Dividend           Date
                                               --------          ------
         Quarter ended March 31, 1998          $ 0.37         March 20, 1998
         Quarter ended June 30, 1998           $ 0.40         June 19, 1998
         Quarter ended September 30, 1998      $ 0.40         September 18, 1998
                                               ------
                                               $ 1.17
                                               ======

                                                  CRIIMI MAE INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       Common Shares - Continued

         As previously discussed in Note 1, CRIIMI MAE does not expect to pay a dividend in the fourth quarter. See Note 1 for a discussion of the effect on the Company's REIT status for the 1998 tax year should CRIIMI MAE not make a fourth quarter distribution.

10.      Preferred Stock

         CRIIMI MAE's charter authorizes the issuance of up to 25,000,000 shares of preferred stock, of which 150,000 shares have been classified as Series A Preferred Shares, 3,000,000 shares have been classified as Series B Preferred Shares, 300,000 shares have been classified as Series C Preferred Shares and 300,000 shares have been classified as Series D Preferred Shares as of September 30, 1998. As of September 30, 1998 and 1997, there were no Series A Preferred Shares outstanding.

         During the nine months ended September 30, 1998, 65,394 Series B Cumulative Convertible Preferred Shares were converted into 149,384 common shares resulting in 1,613,982 Series B Preferred Shares outstanding as of September 30, 1998. Dividends paid and accrued on Series B Preferred Shares totaled $4,344,858 for the nine months ended September 30, 1998.

         In March 1997, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company had the right to sell, and such investor was obligated to purchase, up to 300,000 shares of Series C Cumulative Convertible Preferred Stock at a price of $100 per share. The preferred stock is convertible into common shares at the option of the holders and is subject to redemption by CRIIMI MAE. During the nine months ended September 30, 1998, 100,000 Series C Preferred Shares were converted into 705,187 common shares. Additionally, in February 1998, the Company issued the remaining 150,000 shares, generating proceeds of $15 million. As of September 30, 1998, 200,000 Series C Preferred Shares were outstanding. Dividends paid and accrued on Series C Preferred Shares totaled $1,045,943 for the nine months ended September 30, 1998. In November 1998, 17,000 Series C Preferred Shares were converted into 1,046,154 common shares.

         In July 1998, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company had the right to sell, and such investor was obligated to purchase, up to 300,000 shares of Series D Cumulative Convertible Preferred Stock at a price of $100 per share. The preferred stock is convertible at the option of the holder and is subject to redemption by CRIIMI MAE. In July 1998 the Company issued 100,000 shares of Series D Preferred Shares, generating proceeds of $10 million. As of September 30, 1998, 100,000 shares of Series D Preferred Shares were outstanding. Dividends paid and accrued on Series D Preferred Shares totaled $109,080 for the nine months ended September 30, 1998.

         Due to CRIIMI MAE filing for bankruptcy protection, as previously discussed, the Company may not be able to declare or pay preferred dividends without first obtaining bankruptcy court approval.

                                                 CRIIMI MAE INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Obligations under Financing Facilities

Default Declarations
--------------------
         As a result of the bankruptcy petition filed on October 5, 1998, lenders have declared defaults under a number of CRIIMI MAE's financing facilities. If the declared defaults are found to be valid, then under certain of the agreements, default interest (and other charges such as attorneys fees) may be due to the lender. CRIIMI MAE is contesting the validity of these default declarations and their consequences.

         The following table summarizes CRIIMI MAE's debt outstanding as of September 30, 1998 and December 31, 1997:

                                                                  Nine months ended September 30, 1998
                                          -------------------------------------------------------------------------------------
                                           Balance at         Eff. rate             Average          Average         Maturity
Type of Debt                               quarter end        at qtr. end           Balance         Eff. Rate          Date
------------                              ------------        -----------         ------------      ---------       -----------
Securitized Mortgage Obligations:

  FHLMC Funding Note (1)                     221,254,709            7.4%           231,836,642           7.4%       September 2031

  FNMA Funding Note (2)                       94,322,158            7.3%           165,982,810           7.3%       March 2035

  CMOs (3)                                   160,771,039            7.4%           169,994,540           7.4%       January 2033

  CMO - Loan Originations(6)                 388,526,639            6.5%           166,938,952           6.5%       October 2001-
                                                                                                                      May 2008

  Subordinated CMBS(7)                       117,771,008            7.5%            61,655,146           7.5%       November 2006-
                                                                                                                      November 2011
Variable-Rate secured borrowings-
  Subordinated CMBS(9)                       934,151,800            6.7%            731,870,991          6.8%       March 1999 -
                                                                                                                      December 2000
Bank Term Loan(5)                              3,050,000            4.8%              3,562,274          4.2%       December 1998-
                                                                                                                      July 1999
Working line of credit                        40,000,000            7.4%             15,964,100          7.5%       December 1998

Bridge Loan                                   49,749,522            7.8%              9,770,811          7.8%       February 1999

Senior unsecured notes                        99,896,352            9.1%             99,887,023          9.1%       December 2002
                                          --------------
   Total                                  $2,109,493,227(8)
                                          ==============

                                                 CRIIMI MAE INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Obligations under Financing Facilities - Continued

                                                               Year ended December 31, 1997
                                            -------------------------------------------------------------
                                               Balance          Eff. Rate          Average       Average
Type of Debt                                 at year end       at year end         Balance      Eff. Rate
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

Variable-Rate secured borrowings -
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
                                            ==============

(1) As of September 30, 1998 and December 31, 1997, the face amount of the note was $229,609,106 and $244,429,739, respectively, with unamortized discount of $8,354,397 and $8,656,300, respectively. During the nine months ended September
30, 1998 and 1997, discount amortization of $301,903 and $255,476, respectively, was recorded as interest expense.

(2) As of September 30, 1998 and December 31, 1997, the face amount of the note was $96,435,120 and $147,927,688, respectively, with unamortized discount of $2,112,962 and $2,400,250, respectively. During the nine months ended September
30, 1998 and 1997, discount amortization of $287,288 and $177,103, respectively, were recorded as interest expense.

(3) As of September 30, 1998 and December 31, 1997, the face amount of the note was $165,236,271 and $182,848,907, respectively, with unamortized discount of $4,465,232 and $4,786,463, respectively. During the nine months ended September
30, 1998 and 1997, discount amortization of $321,231 and $263,097, respectively, were recorded as interest expense.

(4) Balance represents face amount of notes, as the issuance did not include any bond discount.

(5) The effective interest rate as of September 30, 1998 and December 31, 1997 includes the impact of a rate reduction agreement which was in place from July
1995 through September 30, 1998, providing for a reduction in the rate on a portion of the loans based on balances maintained at the bank.

(6) As of September 30, 1998, the face amount of the debt was $394,783,908 with unamortized discount of $6,257,269. During the nine months ended September 30, 1998 discount amortization of $334,505 was recorded in interest expense.

(7) As of September 30, 1998, the face amount of the debt was $122,612,000 with an unamortized discount of $4,840,992. During the nine months ended September
30, 1998 discount amortization of $96,396 was recorded in interest expense.

(8) Excludes  off-balance  sheet debt of $477 million in connection with the May
1998 collateralized bond obligation transaction.

(9) On October 6, 1998 Morgan  Stanley and Co.  International  Limited  ("Morgan
Stanley")  advised  CRIIMI  MAE that it was  exercising  ownership  rights  over certain  classes  of  CMBS  it  held as  collateral  pursuant  to a May 8,  1998 variable-rate  secured borrowing  agreement with CRIIMI MAE. On October 6, 1998,
Morgan Stanley purported the fair value of such securities to be $183.1 million.
The recorded  fair value of such securities as of September  30, 1998 was $246.7 million. On October 16, 1998, Morgan Stanley advised CRIIMI MAE that it intended to sell CRIIMI  MAE's CMBS.  On October 20,  1998,  CRIIMI MAE filed a complaint against Morgan Stanley  seeking  damages and turnover of the subject CMBS.  This matter is presently pending.


Securitized Mortgage Obligations - Subordinated CMBS
----------------------------------------------------
         In May 1998, CRIIMI MAE, through its wholly-owned subsidiary CRIIMI MAE CMBS Corp., issued an aggregate of $468 million of longer-term, fixed-rate

                                                 CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Obligations under Financing Facilities - Continued

investment grade securities to reduce an equivalent amount of short-term, floating rate secured borrowings used to initially fund the CMBS acquisitions. The transaction was classified as follows: of the total $468 million investment grade securities, $345 million were non-callable securities and $123 million were callable securities. As a result of the implementation of FAS 125, this classification results in sale treatment for those securities where control was transferred, and financing treatment for those securities where control was not transferred. Control as of September 30, 1998 was retained because CRIIMI MAE has the right to call certain securities. Accordingly, the $345 million of investment grade securities that were sold and the corresponding debt was de-recognized from the balance sheet and the $123 million of investment grade securities and the corresponding debt are recorded on the balance sheet.

Collateralized Mortgage Obligations - Originated Loans
------------------------------------------------------
         In June 1998, through the securitization of $496 million of originated or acquired commercial mortgage loans, CRIIMI MAE sold $397 million face amount of fixed-rate investment grade securities. The discount on the collateralized mortgage obligations is being amortized on a level yield basis. Transaction costs of selling the bonds were capitalized and are included in deferred financing fees on the accompanying balance sheet as of September 30, 1998. The tranches not sold to the public were partially financed with secured borrowings. The secured lending agreements are secured by No-Lock CMO tranches with an aggregate fair value of approximately $94 million as of September 30, 1998.

         The Company intended to sell certain of the No-Lock CMO tranches that were not initially sold to the public. In anticipation of this sale, the Company entered into a transaction to hedge the value of those tranches. As a result, CRIIMI MAE borrowed and then sold a 10-year Treasury Note in the amount of $44 million. This transaction does not qualify for hedge accounting purposes because it involves the purchase and sale of a cash instrument and therefore is required to be marked to market with unrealized gains or losses reflected in the Company's income statement. Because treasury rates have declined, the Company's liability is approximately $4.1 million in excess of the initial sales proceeds received from the short sale. Therefore, the Company has recorded this amount as an unrealized loss in the income statement. Depending on the movements in treasury rates this amount could materially increase or decrease in subsequent reporting periods.

Variable Rate Secured Borrowings-CMBS
-------------------------------------
         As previously discussed, when CRIIMI MAE purchased Subordinated CMBS, it initially financed (generally through secured borrowings) a portion of the respective fair values of Subordinated CMBS. These secured borrowings were either provided by the issuer of the CMBS pool or through master secured borrowing agreements, as discussed below. As of September 30, 1998, the secured borrowings on Subordinated CMBS have maturity dates ranging from March 1999 to December 2000 and have interest rates that are generally based on the one-month

                                                 CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Obligations under Financing Facilities - Continued

London  Interbank Offered Rate (LIBOR), plus a spread ranging from 0.5% to 1.5%.

         In September 1997, CRIIMI MAE entered into a three-year master assignment agreement with a lender to finance up to $200 million of additional and/or existing investments in lower rated Subordinated CMBS. In early 1998, this agreement was amended to provide up to $350 million in secured borrowings. As of September 30, 1998 and December 31, 1997, approximately $275 million, and $152 million, respectively, in borrowings were outstanding under this facility. Outstanding borrowings under this master assignment agreement are secured by the financed Subordinated CMBS.

         In addition, in early 1996, CRIIMI MAE entered into a three-year master secured borrowing agreement with a lender to finance up to $200 million of additional and/or existing investments in lower rated Subordinated CMBS. In 1998, this agreement was amended to provide for additional secured
borrowings.   As  of  September   30,  1998  and  December  31,  1997,
approximately $178 million and $180 million, respectively, in borrowings were outstanding under this facility. Outstanding borrowings under this master secured borrowing agreement are secured by the financed Subordinated CMBS.

         The secured borrowing agreements are secured by certain rated CMBS security tranches with an aggregate fair value of approximately $1.3 billion as of September 30, 1998 and $891 million as of December 31, 1997. At September 30, 1998, CRIIMI MAE had secured borrowing agreements with German American Capital Corporation, Lehman ALI, Inc. First Union National Bank of North Carolina, Morgan Stanley, Merrill Lynch Mortgage Capital Inc. and Citicorp Securities, Inc. ("Citi Services") (see Note 5 for discussion of actions taken by certain lenders). These secured borrowing agreements qualify as financings under FAS 125 because CRIIMI MAE is required to purchase the same securities collateralizing the borrowing before their maturity. Citi Services and Morgan Stanley have taken the position that their respective borrowing arrangements with the Company constitute "repurchase agreements" and are, therefore, not subject to the automatic stay provisions contained in the Bankruptcy Code. The Company, however, contends that both of these borrowing arrangements are merely secured financing and, consequently, are subject to the automatic stay. There can be no assurance that the Company's position will prevail.

Senior Unsecured Notes
----------------------
         In November 1997, CRIIMI MAE issued senior unsecured notes ("Notes") due on December 1, 2002 in an aggregate principal amount of $100 million. The Notes are effectively subordinated to the claims of any secured lender to the extent of the value of the collateral securing such indebtedness. Interest on the Notes is payable semi-annually in arrears on June 1 and December 1, commencing June 1, 1998 at a fixed annual rate of 9.125%. The Notes are redeemable at any time, in whole or in part, at the option of CRIIMI MAE.

                                                 CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Obligations under Financing Facilities - Continued

         The Indenture contains certain covenants which, among other things, restricted the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, or make distributions in respect of the Company's or such subsidiaries capital stock, make other restricted payments, enter into transactions with affiliates or related persons, or consolidate, merge or sell all or substantially all of their assets. These covenants were subject to exceptions and qualifications.

         Under the terms of the Indenture, the Company could not incur additional indebtedness (except for Permitted Debt, which included secured borrowings, working capital lines of credit, borrowings under facilities in place as of November 21, 1997), unless at the time of such incurrence either (a) the ratio of Adjusted Earnings Available for Fixed Charges to Adjusted fixed charges giving proforma effect for the new borrowings is greater than 1.75 to
1.0 or (b) the Adjusted Debt to Capital Ratio on a proforma basis after giving effect to the incurrence of the new debt is less than 2.0 to 1.0.

Bank Term Loans
---------------
         In connection with the 1995 Merger, CRIIMI Management assumed certain debt of the CRI Mortgage Businesses in the principal amount of $9.1 million (Bank Term Loan). The Bank Term Loan is secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and is guaranteed by CRIIMI MAE. The loan requires quarterly principal payments of $650,000 and matures on December 31, 1998. The amount outstanding as of September 30, 1998 and December 31, 1997 is $1.3 million and $3.2 million, respectively. Interest on the loan is based on CRIIMI MAE's choice of one, two or three-month LIBOR, plus a spread of 1.25%.

Working Capital Line of Credit
------------------------------
         In late 1996, CRIIMI MAE entered into an unsecured working capital line of credit provided by two lenders with a termination date of December 31, 1998, which provides for up to $40 million in borrowings. Outstanding borrowings under this line of credit bear interest at one-month LIBOR, plus a spread of 1.75%. As of September 30, 1998 and December 31, 1997, $40 million and $30 million, respectively, in borrowings were outstanding under this facility.

Bridge Loan
-----------
         In August 1998, CRIIMI MAE entered into a bridge loan for $50 million provided by a lender. The total unpaid principal balance and accrued interest is due February 1999. However, mandatory prepayments of principal are set forth in the loan document and the agreement provides that the Company may voluntarily prepay any portion of the principal and accrued interest at any time pending approval by the lender. Outstanding borrowings under this facility bear interest at one-month LIBOR, plus a spread of 2.25%. As of September 30, 1998,

                                                 CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Obligations under Financing Facilities - Continued

approximately $50 million in borrowings were outstanding under this agreement.

Other Debt Related Information
------------------------------
         Changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 51% of CRIIMI MAE's consolidated debt as of September 30, 1998. Fluctuations in interest rates will continue to impact the value of that portion of CRIIMI MAE's mortgage assets which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the floating-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining floating-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. However, CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged. As of September 30, 1998, 79% of CRIIMI MAE's floating-rate debt is hedged.

         For the nine months ended September 30, 1998, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts and deferred financing fees of approximately $4.3 million, was approximately 7.45%. As of September 30, 1998, CRIIMI MAE's debt-to-equity ratio was approximately 4.2 to
1.0 and CRIIMI MAE's non-  match-funded  debt-to-equity  ratio was approximately
2.3 to 1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0.

12.      Interest Rate Hedge Agreements

         CRIIMI MAE has entered into interest rate protection ("caps") agreements to partially limit the adverse effects of rising interest rates on its floating-rate borrowings. Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. None of CRIIMI MAE's caps are held for trading purposes. As of September 30, 1998, CRIIMI MAE held caps with a notional amount of approximately $810 million. The caps are used to hedge the Company's variable rate debt.

         The counterparty to one of the interest rate caps has notified CRIIMI MAE that its Chapter 11 filing constitutes an event of default under the agreement. The Company is currently investigating the legality and impact of such notification.

                                                 CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      Interest Rate Hedge Agreements - Continued


  Notional
  Amount                         Effective Date                  Maturity Date(b)          Cap                Index
------------                  --------------------              -----------------         ------              -------
$ 35,000,000                  February 2, 1994                  February 2, 1999          6.1250%             1M LIBOR
 100,000,000                  April 8, 1997                     April 10, 2000            6.6875%             1M LIBOR
 100,000,000                  September 22, 1997                September 22, 2000        6.6563%             1M LIBOR
 100,000,000                  December 7, 1997                  November 7, 2000          6.6563%             1M LIBOR
  50,000,000                  December 23, 1997                 December 23, 2000         6.9688%             1M LIBOR
 100,000,000                  March 11, 1998                    March 10, 2001            6.6875%             1M LIBOR
 100,000,000                  March 31, 1998                    March 31, 2001            6.6875%             1M LIBOR
 100,000,000                  June 4, 1998                      June 4, 2001              6.6563%             1M LIBOR
 100,000,000                  June 26, 1998                     June 26, 2001             6.6563%             1M LIBOR
  25,000,000                  September 6, 1998                 August 6, 2001            6.6523%             1M LIBOR
------------
$810,000,000(a)
============

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

                                                 CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      Earnings Per Share

         The following table reconciles basic and diluted earnings per share under FAS 128 for the three and nine months ended September 30, 1998 and 1997:

                          For the nine months ended September 30, 1998          For the nine months ended September 30, 1997
                          --------------------------------------------         ----------------------------------------------
                                                             Per Share                                              Per Share
                              Income         Shares            Amount             Income          Shares              Amount
                           ----------     ------------       ---------         ----------      ------------         ---------

Basic EPS
---------

Net Income Available
  to Common
  Shareholders         $ 47,030,928         46,178,885        $1.02           $36,144,814        35,998,050         $    1.00

Effect of Dilutive
  Securities
------------------

Net effect of assumed
  exercise of stock
  options                          --          870,767                                 --         1,060,972
Convertible Preferred
  Stock(1)                  1,155,023        2,064,193                          4,783,936         4,949,354
                          -----------      -----------                        -----------       -----------

Diluted EPS
-----------

Income available to
  Common Shareholders
  and assumed
  conversions             $48,185,951     49,113,845(3)      $    0.98        $40,928,750        42,008,376         $    0.97
                          ===========      ===========       =========        ===========       ===========         =========






                                                 CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      Earnings Per Share - Continued

                           For the three months ended September 30, 1998       For the three months ended September 30, 1997
                           ---------------------------------------------       ---------------------------------------------
                                                             Per Share                                              Per Share
                              Income         Shares            Amount             Income          Shares              Amount
                           ----------     ------------       ---------         ----------      ------------         ---------

Basic EPS
---------

Net (loss) Income Available
  to Common
  Shareholders            $(8,651,379)      48,298,007       $   (0.18)       $ 9,999,953        38,304,782         $    0.26

Effect of Dilutive
  Securities (2)
------------------

Net effect of assumed
  exercise of stock
  options                          --               --                                 --         1,138,430
Convertible Preferred
  Stock(1)                         --               --                          1,417,071         4,424,481
                          -----------      -----------                        -----------       -----------

Diluted EPS
-----------

(Loss) Income available to
  Common Shareholders
  and assumed
  conversions            $ (8,651,379)    48,298,007(3)      $   (0.18)       $11,417,024        43,867,693         $   0.26
                          ===========      ===========       =========        ===========       ===========         =========

(1) Series B are anti-dilutive for the nine months ended September 30, 1998 and are therefore not included in the diluted calculation.

(2) SFAS 128 states that no common stock equivalents should be considered in the calculation of diluted EPS in a period that there is a net loss.

(3) Subsequent to September 30, 1998, 17,000 shares of Series C converted into
1,046,154 common shares.



14.      Transactions with Related Parties

         Below is a summary of the related party transactions which occurred during the three and nine months ended September 30, 1998 and 1997. These items are described further in the text which follows:

                                                 CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      Transactions with Related Parties - Continued

                                                                 For the three months ended          For the nine months ended
                                                                        September 30,                       September 30,
                                                                   1998              1997              1998           1997
                                                               ------------      ------------      ------------   ------------
AMOUNTS RECEIVED OR ACCRUED FROM RELATED PARTIES
------------------------------------------------
CRIIMI,Inc.
-----------
  Income (c)                                                   $    303,523      $    407,647      $    979,677   $  1,214,932
  Return of capital (d)                                             981,028           614,332         3,322,092      1,064,428
                                                               ------------      ------------      ------------   ------------
                  Total                                        $  1,284,551      $  1,021,979      $  4,301,769   $  2,279,360
                                                               ============      ============      ============   ============
CRI/AIM Investment Limited
  Partnership (d)                                              $    122,632      $    165,797      $    431,347   $    501,628
                                                               ============      ============      ============   ============

CRIIMI MAE Services Limited Partnership(i)                     $         --           $    --      $  3,114,000   $         --
                                                               ============      ============      ============   ============

Expense Reimbursements to CRIIMI Management(b)
-------------------------------------------
AIM Funds and CRI Liquidating                                   $    55,313      $     70,858      $    179,765   $    220,477
                                                               ============      ============      ============   ============
PAYMENTS TO CRI:
--------------------
Expense reimbursement - CRIIMI MAE
  Management Inc. (g)                                          $    101,572      $     90,483      $    259,859   $    294,662
                                                               ============      ============      ============   ============

PAYMENTS TO THE ADVISER
-----------------------
Annual fee - CRI Liquidating (a)(f)                            $         --      $         --      $         --   $     11,468
Incentive fee - CRI Liquidating (e)                                      --                --                --        958,081
                                                               ------------      ------------      ------------   ------------
                  Total                                        $         --      $         --      $         --   $    969,549
                                                               ============      ============      ============   ============

Capitol Hotel Group (h)                                        $    17,563       $     20,826      $     42,860   $     20,826
                                                               ============      ============      ============   ============
Other (j)                                                      $         --      $         --      $         --   $         --
                                                               ============      ============      ============   ============

(a) Included in the accompanying consolidated statements of income as fees to related party.
(b) Included as general and administrative expenses on the accompanying consolidated statements of income.
(c) Included as equity in earnings from investments on the accompanying consolidated statements of income.
(d) Included as a reduction of equity investments on the accompanying consolidated balance sheets.
(e) Netted with gains on mortgage dispositions on the accompanying consolidated statements of income. Due to the final liquidation of CRI liquidating in 1997, no incentive fees are due for 1998.
(f) As a result of reaching the carryover CRIIMI I target yield during the first quarter of 1997, CRI Liquidating paid deferred annual fees. Due to the final liquidation of CRI Liquidating in 1997, no annual fees are due for 1998.
(g) Pursuant to an agreement between CRIIMI MAE and CRI (the CRI Administrative Services Agreement), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI MAE's business. CRIIMI MAE uses the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by CRIIMI Management or provided by another service provider. The CRI Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE.
(h) Included as a reduction of net income earned from Real Estate Owned property which is included in other investment income on the accompanying consolidated statements of income.
(i) This is a distribution included in balance sheet as a decrease in investment in equity investments.




                                                 CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(j) The Chairman and President of CRIIMI MAE have certain management interests and equity investments in two borrowers whose mortgage loans have an aggregate balance of approximately $22 million which were included in CRIIMI MAE's June 1998 Commercial Mortgage Obligation transaction. These two mortgage loans were originated and underwritten by Citicorp Real Estate, Inc. and were made to CRI Hotel Income Partners, L.P. (the "CRI Hotel Loan") and Arboretum
                  Village, L.P. (the "Arboretum Village Loan"). The Chairman and President of CRIIMI MAE are the Chairman and President, respectively, of, and holders of a 100% equity interest in C.R.I., Inc., which is the general partner of CRICO Hotel Associates I, L.P., the general partner of CRI Hotel Income Partners, L.P. C.R.I., Inc. is also the managing general partner of Capital Realty Investors III Limited Partnership which is a limited partner in Arboretum Villages, L.P. The Chairman and President of CRIIMI MAE are also the Chairman and President, respectively and holders of a 100% equity interest in C.R.H.C. Incorporated which is the general partner of Arboretum Villages, L.P.


         Services Partnership did not file for bankruptcy protection. However, because of the related party nature of its relationship with CRIIMI MAE, Services Partnership has been under a high degree of scrutiny from its servicing rating agencies, and as a result of CRIIMI MAE's bankruptcy filing was declared in default under certain agreements. In order to repay all such loans and to increase its liquidity, Services Partnership arranged for Banc One Mortgage Capital Markets, LLC ("BOMCM") to succeed it as Master Servicer on two commercial mortgage pools on October 30, 1998. This arrangement resulted in a loss of approximately $955,000 from the recorded value of the rights of which substantially all of the loss will flow through to CRIIMI MAE through equity in earnings in the fourth quarter. In addition, in order to allay rating agency concerns stemming from CRIIMI MAE's bankruptcy filing, in November 1998, CRIIMI MAE designated BOMCM as special servicer on approximately $29 billion of CMBS subject to certain requirements contained in the respective servicing agreements. Services Partnership will continue to perform special servicing as sub-servicer for BOMCM. CRIIMI MAE remains the owner of the lowest rated tranche of the related Subordinated CMBS and, as such, retains all rights pertaining to ownership including the right to replace the special servicer. Services Partnership lost the right to specially service the DLJ 95 CF-2 transaction when the majority holder of the lowest rated tranche replaced Services Partnership as special servicer.

15.      Litigation

         For a discussion of CRIIMI MAE's bankruptcy filing and related secured lender actions, see Notes 1 and 5, respectively.

         Additionally,  CRIIMI MAE is aware of the filing of at least twenty-one
(21) separate class action civil lawsuits (the "Complaints") against certain officers and directors of CRIIMI MAE between October 7, 1998 and through the date of this report. The Complaints name as defendants William B. Dockser as Chairman of the Board of Directors of CRIIMI MAE and H. William Willoughby as a member of the Board of Directors and/or officer of CRIIMI MAE. In addition, a majority of the Complaints name Cynthia O. Azzara as a defendant as an officer of CRIIMI MAE. Several of the Complaints also name Garrett G. Carlson, Sr., G. Richard Dunnells and Robert J. Merrick as defendants as members of both the Board of Directors and the Audit Committee of CRIIMI MAE. Although CRIIMI MAE

                                                 CRIIMI MAE INC.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      Litigation - Continued

has not been named as a defendant, it is under an obligation to indemnify the defendants under the terms and conditions outlined in its by-laws.
In addition, CRIIMI MAE has a directors and officers liability insurance policy that has a coverage limit of $20 million.

         A majority of the Complaints were filed in the United States District Court for the District of Maryland. One of the Complaints was filed in the United States District Court for the Eastern District of New York and another Complaint was filed in the United States District Court for the Central District of California.

         The  Complaints  generally  allege that the named  defendants  violated
Section 10(b) of the Securities Exchange Act of 1934, by, among other things, making false statements of material facts and failing to disclose certain material facts concerning, among other things, CRIIMI MAE's ability to meet the earnings estimates of analysts and to meet collateral calls from lenders. The Complaints also generally allege that the named defendants violated Section 20(a) of the Securities and Exchange Act of 1934, because each named defendant was allegedly a "controlling person" as that term is defined under Section 20(a).

         CRIIMI MAE and the defendants are in the process of investigating the allegations in the Complaints. The defendants believe the allegations set forth in the Complaints are without merit and intend to defend vigorously the claims asserted in the Complaints. CRIIMI MAE cannot predict with any degree of certainty the ultimate outcome of such litigation.

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Introduction and Business Strategy
----------------------------------

Introduction
------------
         CRIIMI MAE Inc.'s ("CRIIMI MAE" or the "Company") Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in CRIIMI MAE's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially (See further discussion under "Forward Looking Statements" on page 62).

         CRIIMI MAE is a fully integrated commercial mortgage company structured as a self-administered real estate investment trust ("REIT"). On October 5, 1998 (the "Petition Date"), the Company and certain of its consolidated operating subsidiaries, CRIIMI MAE Management, Inc. ("Management"), and CRIIMI MAE Holdings II, L.P. ("Holdings II") (collectively, the "Debtors") filed for relief under Chapter 11 (so called herein) of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Maryland, Southern Division in Greenbelt, Maryland (the "Bankruptcy Court"). These related cases are being jointly administered under the caption "In re CRIIMI MAE Inc., et al.," Ch. 11 Case no. 98-2-3115-DK.

         In addition to Management and Holdings II, the Company owns 100% of multiple financing and operating subsidiaries (discussed in Note 6) as well as various interests in other entities (including, among others, the Company's servicing affiliate CRIIMI MAE Services Limited Partnership ("CMSLP" or "Services Partnership")) which either own or service mortgage and mortgage-related assets (such subsidiaries and other entities, collectively, the "Non-Debtor Affiliates"). None of the Non-Debtor Affiliates has filed a bankruptcy petition.

         Prior to the Petition Date,  CRIIMI MAE's primary  activities  included
(i) acquiring non-investment grade subordinated securities backed by pools of mortgage loans on multifamily, retail and other commercial real estate and by pools of mortgage-backed securities backed, in turn, by loans on such properties ("Subordinated CMBS"), (ii) originating and underwriting mortgage loans, (iii) securitizing pools of mortgage loans and pools of commercial mortgage-backed securities ("CMBS"), and (iv) through CMSLP, performing servicing functions with respect to the Company's mortgage loans and mortgage loans underlying the Company's Subordinated CMBS.

         Prior to the Petition Date, CRIIMI MAE financed a substantial portion of its Subordinated CMBS acquisitions with short-term variable rate borrowings secured by the Company's Subordinated CMBS. The agreements governing these financing arrangements typically required the Company to maintain collateral at all times with a market value not less than a specified percentage of the outstanding indebtedness. The agreements further provided that the lenders could require the Company to provide additional collateral, typically within one or

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued

two business days following demand, if the value of the existing collateral fell below this threshold amount.

         As a result of the recent turmoil in the capital markets, the spreads between CMBS rates and the rates on Treasury securities with comparable maturities began to widen substantially and rapidly in August 1998. Due primarily to widening CMBS spreads, the market value of the Subordinated CMBS securing the Company's short-term financings declined. CRIIMI MAE's short-term secured creditors perceived that the value of the Subordinated CMBS securing their facilities with the Company had fallen below the minimum collateral- to-loan value ratio described above and, consequently, made demand upon the Company to provide additional collateral with sufficient value to cure the perceived deficiency. In August and September, the Company received and met collateral calls from its secured creditors. At the same time, CRIIMI MAE was in negotiations with various third parties in an effort to obtain additional debt and equity financing that would provide the Company with additional liquidity.

         On Friday afternoon, October 2, 1998, the Company was in the closing negotiations of a refinancing with one of its unsecured creditors that would have provided the Company with additional borrowings, when it received a significant collateral call from Merrill Lynch. The basis for this collateral call, in the Company's view, was unreasonable. After giving consideration, among other things, to this collateral call and the Company's concern that its failure to satisfy this collateral call would cause the Company to be in default under a substantial portion of its financing arrangements, the
Company  reluctantly  concluded on Sunday,  October  4,  that it was in the best
interests  of  creditors,  equity holders  and  other   parties  in  interest
to  seek  Chapter  11   protection.  Accordingly,  the Company filed its
bankruptcy  petition on  Monday, October 5.

         As a result of the bankruptcy filing, the Company has been advised by its independent public accountants that, if the reorganization plan is not approved by the Bankruptcy Court prior to the completion of their audit of the Company's financial statements for the year ending December 31, 1998, the auditors' report on those financial statements will be modified due to substantial doubt about the Company's ability to continue as a going concern.

         Also as a result of the Chapter 11 filing, CRIIMI MAE does not expect to pay a dividend during the fourth quarter of 1998. See Note 1 and "REIT Status" below for a discussion of the effect of the Company's REIT status for the 1998 tax year should CRIIMI MAE not make a distribution in the fourth quarter of 1998.

         CRIIMI MAE conducts its mortgage loan servicing and advisory operations through its affiliate, Services Partnership. As of September 30, 1998, Services Partnership was responsible for certain servicing functions on a mortgage loan portfolio of approximately $32 billion, as compared to approximately $16.5 billion as of December 31, 1997. Prior to the Petition Date, CRIIMI MAE increased its mortgage advisory and servicing activities primarily through its purchases of Subordinated CMBS by acquiring certain servicing rights for the

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued

mortgage loans collateralizing the Subordinated CMBS, as well as providing servicing on the loans closed through the CRIIMI MAE loan origination program. As of September 30, 1998, CRIIMI MAE master serviced five CMBS portfolios totaling $3.6 billion, as well as its own portfolio of originated loans not yet securitized.

         Services  Partnership  did not file for bankruptcy protection.
However, because of the related party nature of its relationship with CRIIMI MAE, Services Partnership has been under a high degree of scrutiny from its servicing rating agencies, and as a result of CRIIMI MAE's bankruptcy filing was declared in default under certain agreements. In order to repay all such loans and to increase its liquidity, Services Partnership arranged for Banc One Mortgage Capital Markets, LLC ("BOMCM") to succeed it as Master Servicer on two commercial mortgage pools on October 30, 1998. This arrangement resulted in a loss of approximately $955,000 from the recorded value of the rights of which substantially all of the loss will flow through to CRIIMI MAE through equity in earnings in the fourth quarter. In addition, in order to allay rating agency concerns stemming from CRIIMI MAE's bankruptcy filing, in November 1998, CRIIMI MAE designated BOMCM as special servicer on approximately $29 billion of CMBS subject to certain requirements contained in the respective servicing agreements. Services Partnership will continue to perform special servicing as sub-servicer for BOMCM. CRIIMI MAE remains the owner of the lowest rated tranche of the related Subordinated CMBS and, as such, retains all rights pertaining to ownership including the right to replace the special servicer. Services Partnership lost the right to specially service the DLJ 95 CF-2 transaction when the majority holder of the lowest rated tranche replaced Services Partnership as special servicer.

         The Company does not anticipate originating new loans or acquiring CMBS in the near term. Accordingly, in an effort to streamline its operations and reduce operating expenses, the Company has significantly reduced the number of employees in its originations and underwriting operations. In connection with these reductions, the Company has closed its five regional loan origination and underwriting offices, retaining only a small presence in Boston, Houston, Chicago and San Francisco.

Business Strategy
-------------------
         Prior to the Petition Date, CRIIMI MAE was a leading purchaser of Subordinated CMBS, commercial loan servicer and originator of commercial loans. Since filing for Chapter 11 protection, CRIIMI MAE has suspended its loan securitization, loan underwriting and loan origination businesses. The Company continues to hold a substantial portfolio of Subordinated CMBS and, through CMSLP, performs servicing functions with respect to the Company's mortgage loans and the mortgage loans underlying the Company's Subordinated CMBS. Significant elements of CRIIMI MAE's business strategy prior to October 5, 1998 are summarized below:

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued

                  o        CRIIMI MAE  purchased  approximately  $853 million of
                           Subordinated   CMBS  during  the  nine  months  ended
                           September 30, 1998.

                  o In June 1998, CRIIMI MAE securitized $496 million of commercial loans originated or acquired through the "No Lock" conduit loan program

                  o During May 1998, CRIIMI MAE completed its second resecuritization of Subordinated CMBS with a face amount of $1.8 billion (CBO-2).

                 o CRIIMI MAE raised capital through a variety of sources during the first nine months of 1998. The Company raised $136 million through equity offerings, comprised of $72 million from two common share offerings, $39 million from common shares issued in connection with the Dividend Reinvestment and Stock Purchase Plan and $25 million from the issuance of preferred shares. Additionally, during the second quarter 1998, the Company generated excess proceeds of $160 million in connection with CBO-2.

Results of Operations
---------------------

1998 versus 1997
----------------
         Tax Basis Income
         ----------------
         For the three months ended September 30 1998, CRIIMI MAE earned income available to common shareholders of approximately $19.9 million or $0.41 per share, compared to income available to common shareholders of $12.1 million or $0.31 per share for the three months ended September 30, 1997. For the nine months ended September 30 1998, income available to common shareholders was approximately $57.3 million or $1.22 per share, compared to income available to common shareholders of $39.8 million or $1.09 per share for the nine months ended September 30, 1997. Total tax basis income for the nine months ended September 30, 1997 of $1.09 per share included $0.21 per share of non-recurring income from the mortgage dispositions of a subsidiary that completed its scheduled liquidation in late 1997.

         The primary factors resulting in the increase in tax basis income were the increases associated with growth in CRIIMI MAE's portfolio of Subordinated CMBS and earnings from the June 1998 securitization of originated loans. Also contributing to the increase was a $4.2 million gain on the sale of the trustee servicing rights associated with the resecuritization described in Note 5.
Partially offsetting these increases to tax basis income were increases in interest expense and general and administrative expenses as further discussed under Financial Statement Net Income and a decrease in mortgage interest income earned due to the prepayment of certain CRIIMI MAE mortgages during 1998 and 1997.

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued

         Financial Statement Net Income (Loss)
         ------------------------------------
         Net loss to common shareholders for financial statement purposes was approximately $8.7 million for the three months ended September 30, 1998, compared to net income available to common shareholders of approximately $10.0 million for the corresponding period in 1997. Net income available to common shareholders for financial statement purposes was approximately $47.0 million for the nine months ended September 30, 1998, a 30% increase from approximately $36.1 million for the corresponding period in 1997. On a basic earnings per share basis, financial statement net loss for the three months ended September 30, 1998 was $(0.18) per weighted average common share compared to net income of $0.26 per weighted average common share for the corresponding period in 1997. On a basic earnings per share basis, financial statement net income for the nine months ended September 30, 1998 was $1.02 per weighted average common share compared to $1.00 per weighted average common share for the corresponding period in 1997. The primary reason for the net loss for the three months ended
September 30, 1998 is primarily due to unrealized losses aggregating $21.7 million on commitments related to commercial mortgage loans in the Company's securitization pipeline and losses on certain hedge positions. Descriptions of these commitments and other significant changes in financial statement net income are discussed below.

Interest Income - Subordinated CMBS
-----------------------------------
         Interest income from Subordinated CMBS increased by approximately $18.5 million or 90% to $38.9 million for the three months ended September 30, 1998 from $20.4 million for the corresponding period in 1997. Interest income from Subordinated CMBS increased by approximately $50.6 million or 93% to $105.3 million for the nine months ended September 30, 1998 from $54.7 million for the corresponding period in 1997. This increase was primarily the result of the acquisition of Subordinated CMBS at purchase prices aggregating approximately $853 million for the nine months ended September 30, 1998 and $554 million during the twelve months ended December 31, 1997. This increase includes a partial offset due to the reduction in basis of CMBS assets in connection with the sale treatment of the non-callable securities sold in the resecuritization described in Note 5. Statement of Financial Accounting Standards 125 "Accounting for Transfers of Servicing of Financial Assets" (FAS 125) allows the resecuritization to be treated in component parts; therefore some parts may be accounted for as financings and other parts may be accounted for as sales.

         GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This currently results in income which is lower for financial statement purposes than for tax purposes. Based on the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the anticipated weighted average unleveraged yield over the expected average life of CRIIMI MAE's Subordinated CMBS for financial statement purposes as of September 30, 1998 was approximately 10.1%.

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued

         CRIIMI MAE has applied its experience in underwriting multifamily and other commercial real estate to perform extensive due diligence on the properties collateralizing the loans underlying the Subordinated CMBS. It has been CRIIMI MAE's practice to "re-underwrite" or review, a significant portion of the mortgage loans in a prospective pool by reviewing historical and current operating records of the underlying real estate assets, appraisals, environmental studies, market studies and architectural and engineering studies, all to independently assess the stabilized performance level of the underlying properties. In addition, the Company has conducted site visits at a substantial number of the properties. The Company has stressed the adjusted net operating incomes of the properties to simulate certain recessionary scenarios and applies market or greater capitalization rates to assess loan quality. As a result of the bankruptcy filing for CRIIMI MAE, the Company has suspended acquisitions of additional Subordinated CMBS.

Interest Income Collateralized Mortgage Obligations - Insured Loans
-------------------------------------------------------------------
         Interest income from collateralized mortgage obligations-insured loans ("insured loans") decreased by approximately $1.5 million or 12% to $10.7 million for the three months ended September 30, 1998 from $12.2 million for the corresponding period in 1997. Interest income from insured loans decreased by approximately $3.6 million or 10% to $33.5 million for the nine months ended September 30, 1998 from $37.1 million for the corresponding period in 1997. The decrease in mortgage income results primarily from the prepayment of insured mortgages held by CRIIMI MAE and its wholly owned subsidiaries. The prepayments aggregated approximately $91 million and $27 million of amortized cost for the nine months ended September 30, 1998 and the twelve months ended December 31, 1997, respectively. Additionally, in September 1998, CRIIMI MAE sold four unencumbered loans and a part of a fifth unencumbered loan that were held in the portfolio. The sale generated net proceeds of $13.4 million on assets with an amortized cost of $12.8 million, resulting in a gain of approximately $531,000 for financial reporting purposes.

Interest Income - Collateralized Mortgage Obligations -
  Originated Loans
-------------------------------------------------------
         Interest income from collateralized mortgage obligations originated loans ("originated loans") increased for the three and nine months ended September 30, 1998. Interest income from originated loans of approximately $8.9 million for the three months and $11.6 million for the nine months ended September 30, 1998 was derived from originated loans acquired in the first securitization of CRIIMI MAE's "No Lock" conduit loan product. The securitization, totaling $496 million, was completed in June 1998.

Interest Expense
----------------
         Interest expense increased by approximately $20.3 million or 105% to approximately $39.7 million for the three months ended September 30, 1998 from

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued

approximately $19.3 million for the corresponding  period in 1997.  Interest
expense   increased  by   approximately   $44.4  million  or  81%  to
approximately  $99.1  million for the nine months ended  September 30, 1998 from approximately $54.7 million for the corresponding period in 1997. These increases were principally a result of additional amounts borrowed in connection with the acquisition of Subordinated CMBS during 1997 and the first nine months of 1998. Additionally, CRIIMI MAE incurred interest expense in connection with the senior unsecured notes issued during fourth quarter 1997 and the collateralized mortgage obligations issued in June 1998. These increases are net of the impact of $477 million of debt derecognized on the financial statements in conjunction with the CBO-2 transaction. If the declared defaults are found to be valid then under certain of the agreements, default interest (and other charges such as attorneys fees) may be due to the lender. (See Note 11)

Net Interest Margin
-------------------
         Net interest margin increased by approximately $5.5 million or 41% for the three months ended September 30, 1998 to approximately $18.7 million from approximately $13.2 million for the corresponding period in 1997. For the nine months ended September 30, 1998, net interest margin increased approximately $14.3 or 39% to approximately $51.3 million from approximately $37.1 million for the corresponding period in 1997. Net interest margin increased for the three and nine months ended September 30, 1998, due primarily to the increase in Subordinated CMBS and income from originated loans, as previously discussed.

Gain on Sale of Securities
--------------------------
         As previously discussed, in May 1998, CRIIMI MAE completed the sale of $468 million of investment grade securities created through the resecuritization of approximately $1.8 billion of its Subordinated CMBS. CRIIMI MAE recognized a gain of approximately $28.8 million on the sale of $345 million face amount investment grade securities sold without call provisions, recognizing CRIIMI MAE's transfer of control on those securities. The sale of $123 million face amount investment grade securities with significant call provisions was treated as a financing and resulted in an unrealized gain of approximately $26 million. Certain securities included call provisions to enable CRIIMI MAE to 1) repurchase bonds if market conditions warrant, and 2) call bonds when it is no longer cost effective to service them. The sold investment grade securities treated as financing, as well as approximately $1.3 billion face amount of investment grade and non-investment grade securities retained by CRIIMI MAE, are now required to be reflected on CRIIMI MAE's balance sheet at their fair market value. Additionally, due to the sale treatment under FAS 125, all remaining Subordinated CMBS and government insured mortgage securities are required to be carried at fair market value. This reclassification currently results in a cumulative net decrease to shareholders' equity of approximately $77 million (a $195 million decrease from June 30, 1998).

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued

         Additionally, as part of CBO-2, the Services Partnership sold trustee servicing rights for $4.2 million, resulting in a gain of $4.2 million for tax purposes, and approximately $400,000 for financial reporting purposes.

Equity In Earnings From Investments
-----------------------------------
         Equity in earnings from investments decreased by approximately $1.2 million or 105% to approximately $(58,000) for the three months ended September 30, 1998 as compared to $1.2 million for the corresponding period in 1997. Equity in earnings from investments decreased by approximately $530,000 or 20% to approximately $2.2 million for the nine months ended September 30, 1998 as compared to $2.7 million for the corresponding period in 1997. This decrease is primarily due to recognizing impairment losses on purchased mortgage servicing rights in Services Partnership due to prepayments in the mortgage pools and the general market turmoil during the third quarter, as previously discussed, thereby causing the fair value of certain servicing rights to be less than the amortized cost. This decrease is partially offset by increases in servicing fee streams and float income earned on escrow balances derived from the steadily expanding servicing portfolio. The servicing portfolio grew to approximately $32 billion as of September 30, 1998, as compared to approximately $16.5 billion as of December 31, 1997. The increased float income and servicing fees were partially offset by increased general and administrative expenses associated with the growth in the servicing portfolio, as well as amortization of certain purchased servicing rights. Additionally, as previously discussed, Services Partnership recognized a GAAP gain of approximately $400,000 on the sale of a trustee servicing strip in conjunction with the CBO-2 transaction completed in May 1998.

Other Income
------------
         Other income increased by approximately $569,000 or 116% to approximately $1.1 million for the three months ended September 30, 1998 as compared to approximately $492,000 for the corresponding period in 1997. Other income increased by approximately $2.1 million or 120% to approximately $3.9 million for the nine months ended September 30, 1998 as compared to approximately $1.8 million for the corresponding period in 1997. This increase was primarily attributable to an increase in short-term interest and other income earned during the first three quarters of 1998 on the amounts deposited in the loan origination reserve account, which had an average balance of approximately $28 million and approximately $40 million during the three and nine months ended September 30, 1998, respectively. Approximately $498,000 and approximately $1.9 million of short-term interest income and net-carry income were earned on these deposits for the three and nine months ended September 30, 1998, respectively. Amounts earned on the origination reserve account for the period ended September 30, 1997 were immaterial.

Gain(Loss) on Mortgage Dispositions
-----------------------------------
         For the three months ended September 30, 1998 and 1997, gains (losses) on mortgage dispositions were approximately $967,000 and $(91,000),

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued

respectively. For the nine months ended September 30, 1998 and 1997, gains on mortgage dispositions were approximately $921,000 and $17.1 million, respectively. The following table summarizes the mortgage dispositions for the three and nine months ended September 30, 1998 and 1997 for GAAP purposes:

                                                          1998

                                                            Amortized                   GAAP
                                     Face Value               Cost                  Gain/(Loss)(2)
                                     ----------            ----------               --------------
For the quarter ended
  September 30                       $ 70,859,257          $ 70,826,910               $ 966,654
                                     ==========-=          ==-=========               =========

For the nine months ended
  September 30                       $103,362,291          $103,607,446               $ 920,820
                                     ==-=========          =-=========-               =========


                                                           1997

                                                           Amortized                    GAAP
                                     Face Value               Cost                  Gain/(Loss)(1)(2)
                                     ----------            ----------               --------------
For the quarter ended
  September 30                       $9,287,219            $9,303,494                 $  (90,608)
                                     ==========            ==========                 ==========

For the nine months ended
  September 30                       $75,553,277           $61,201,155                $17,143,342
                                     =-=========           =-=========                ==-========

(1) For the nine month period and quarter ended September 30, 1997, gains from the sales of CRI Liquidating assets totaled approximately $17.3 million and $95,000, respectively. This entity was fully liquidated as of December 31, 1997 and therefore no gains or losses from CRI Liquidating will be recognized for 1998 or future periods.

(2) GAAP gain/(loss) is calculated generally, based on the difference between the face value of the mortgage and the amortized cost, plus or minus the difference between the stated interest received less the effective interest due, plus prepayment penalties (if any).


General and Administrative Expenses
-----------------------------------
         General and administrative expenses increased by approximately $2.0 million or 76% to approximately $4.6 million for the three months ended September 30, 1998 as compared to approximately $2.6 million for the corresponding period in 1997. General and administrative expenses increased by approximately $3.0 million or 39% to approximately $10.7 million for the nine months ended September 30, 1998 as compared to approximately $7.7 million for the corresponding period in 1997. The increase in general and administrative expenses during these periods is primarily the result of the significant growth of CRIIMI MAE's commercial mortgage operations during these periods.

Unrealized Losses on Repurchase and Warehouse Purchase Obligations
------------------------------------------------------------------
         During the three and nine months ended September 30, 1998, the Company recorded unrealized losses aggregating $21.7 million primarily due to the impact of financial market volatility on commitments

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued

related to commercial mortgage loans in the Company's securtization pipeline and losses on hedge positions. The parties who fund the Company's loan originations are required under the relevant agreements to hedge the related loans and to provide timely written hedge position reporting. The Company's obligation to purchase the loans under the Citibank Program was $14.8 million in excess of the fair value of the loans and the Company's option to purchase the loan under the Prudential program was $2.8 million in excess of the fair value of the loan principally because of the unrest in the bond and CMBS markets and the ineffectiveness of the hedging programs employed by Citibank and Prudential. As a result, CRIIMI MAE recorded a $17.6 million unrealized loss on their purchase obligations as of September 30, 1998. The Company has calculated the unrealized losses based upon an estimate of value of the loans (based on proceeds that could be raised in a securitization using market spreads for bonds that would be issued if such a transaction occurred on September 30, 1998) as well as hedging losses as of that date. Timely written hedge position reporting, as required under both Programs, was not provided at September 30, 1998. In the absence of such reports, the Company has based its loss estimates, in part, upon oral communications from these parties. Depending on market conditions including interest rate movements these losses could materially increase or decrease in subsequent reporting periods.

         Additionally, the Company intended to sell certain of the security tranches that were not initially sold to the public. In anticipation of this sale, the Company entered into a transaction to hedge the value of those securities. As a result CRIIMI MAE borrowed and then sold a 10-year Treasury
Note in the amount of $44 million. This transaction does not qualify for hedge accounting purposes because it involves the purchase and sale of a cash instrument and therefore is required to be marked to market with unrealized gains or losses reflected in the Company's income statement. Because treasury rates have declined, the Company's liability is approximately $4.1 million in excess of the initial sales proceeds received from the short sale. Therefore the Company has recorded this amount as an unrealized loss in the income statement. Depending on market conditions including movements in interest rates these unrealized losses could materially increase or decrease in subsequent reporting periods.

Cash Flow
---------
1998 versus 1997
----------------
         Net cash provided by operating activities decreased for the nine months ended September 30, 1998 as compared to the corresponding period in 1997 primarily due to the increase in receivables and other assets of approximately $34.1 million. The increase in receivables is due largely to the interest receivable on Subordinated CMBS which has increased as a result of acquisitions during 1997 and the first half of 1998. Also included in the net change in receivables and other assets is interest income receivable due on the collateralized mortgage obligation-originated loans, which closed June 1998 and $7.6 million of mezzanine loans funded during the first nine months of 1998.

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued

This increase is partially offset by an increase in interest payable due to financings of Subordinated CMBS acquisitions and interest payable on collateralized mortgage-obligation originated loans.

         Net cash used in investing activities increased for the nine months ended September 30, 1998 as compared to the corresponding period in 1997 principally as a result of the increased purchases of Subordinated CMBS. Also contributing to the increase in cash used in investing activities was the purchase of the commercial loans, approximately $496 million, for CRIIMI MAE's "No-Lock" originated loan securitization. These increases were partially offset by approximately $335 million of proceeds received from the sale of collateralized bond obligations in conjunction with CBO-2 and funding the increase in the Company's repurchase obligation of the Treasury position, as previously discussed.

         Net cash provided by financing activities increased for the nine months ended September 30, 1998 as compared to the corresponding period in 1997. Net cash provided by financing activities increased primarily due to proceeds from debt issuances related to the sale of the collateralized mortgage obligation and variable-rate secured borrowing debt, net of principal payments, and increased proceeds from equity offerings. These increases were partially offset by payments made in connection with collateral calls made by lenders primarily in the latter part of the third quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      Prior to the Petition Date, to meet the capital requirements of its business plan, CRIIMI MAE used proceeds from long-term, fixed-rate match-funded debt refinancings, secured borrowings, securitizations, other borrowings, issuances of common and preferred shares and unsecured borrowings.

         Prior to the Petition Date, CRIIMI MAE financed a substantial portion of its Subordinated CMBS acquisitions with short-term variable rate borrowings secured by the Company's Subordinated CMBS. The agreements governing these financing arrangements typically required the Company to maintain collateral at all times with a market value not less than a specified percentage of the outstanding indebtedness. The agreements further provided that the lenders could require the Company to post additional collateral if the value of the existing collateral fell below this threshold amount.

         In May 1998, CRIIMI MAE completed the second resecuritization of its Subordinated CMBS portfolio, which under FAS 125, qualified for both sale and financing accounting. Through the May 1998 transaction, CRIIMI MAE refinanced $468 million of its variable rate debt with fixed-rate match-funded debt. As previously stated, the transaction also generated net excess proceeds of approximately $160 million, which were used primarily to fund additional CMBS purchases. In June 1998, CRIIMI MAE securitized $496 million of originated or acquired commercial mortgage loans by selling $397 million face amount of fixed-rate investment grade securities. The tranches not sold to the public were partially financed with secured financing agreements.

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued


         As a result of the recent turmoil in the capital markets, the spreads between CMBS rates and the rates on Treasury securities with comparable maturities began to widen substantially and rapidly in August 1998. Due primarily to widening CMBS spreads, the market value of the Subordinated CMBS securing the Company's short-term financings declined. CRIIMI MAE's short-term secured creditors perceived that the value of the Subordinated CMBS securing their facilities with the Company had fallen below the minimum collateral-to-loan value ratio described above and, consequently, made demand upon the Company to provide additional collateral with sufficient value to cure the perceived deficiency. In August and September, the Company received and met collateral calls from its secured creditors. At the same time, CRIIMI MAE was in negotiations with various third parties in an effort to obtain additional debt and equity financing that would provide the Company with additional liquidity.

         At September 30, 1998, CRIIMI MAE had secured financing agreements with German American Capital Corporation, Lehman ALI, Inc., First Union National Bank of North Carolina, Morgan Stanley International Co., Ltd., Merrill Lynch Mortgage Capital Inc., and the pledged security in its own name to help secure its interest in the collateral. As a result, the trustee makes payments on each security to the registered holder. Certain registered holders are currently withholding payments related to securities not registered to CRIIMI MAE. The Company is in negotiation with certain lenders to receive a portion of these payments but no agreement has been finalized, nor is it certain the lenders will enter into such an agreement. The Company's CMBS portfolio (excluding those securities that are match-funded) currently generates approximately $13 million of monthly cash flow. As of November 16, 1998, certain lenders have withheld payment to CRIIMI MAE of approximately $18.7 million, including approximately $6.7 million accrued as of September 30, 1998. The realizability of these receivables, and whether or not this triggers impairment losses on any of the Company's Subordinated CMBS, is therefore uncertain and will be determined in the fourth quarter as the bankruptcy case evolves.

         The Company's obligation to purchase the loans under the Citibank Program was $14.8 million in excess of the fair value of the loans and the Company's option to purchase the loan under the Prudential program was $2.8 million in excess of the fair value of the loan principally because of the unrest in the bond and CMBS markets and the ineffectiveness of the hedging programs employed by Citibank and Prudential. As a result, CRIIMI MAE recorded a $17.6 million unrealized loss on their purchase obligations as of September 30, 1998. The Company has calculated the unrealized losses based upon an estimate of value of the loans (based on proceeds that could be raised in a securitization using market spreads for bonds that would be issued if such a transaction occurred on September 30, 1998) as well as hedging losses as of that date. Timely written hedge position reporting, as required under both Programs, was not provided at September 30, 1998. In the absence of such reports, the Company has based its loss estimates, in part, upon oral communications from these parties.

         Additionally, the Company intended to sell certain of the No-Lock CMO tranches that were not initially sold to the public. In anticipation of this sale, the Company entered into a transaction to hedge the value of those tranches. As a result, CRIIMI MAE borrowed and then sold a 10-year Treasury Note in the amount of $44 million. This transaction does not qualify for hedge accounting purposes because it involves the purchase and sale of a cash instrument and therefore is required to be marked to market with unrealized gains or losses reflected in the Company's income statement.

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued


Because treasury rates have declined, the Company's liability is approximately $4.1 million in excess of the initial sales proceeds received from the short sale. Therefore the Company has recorded this amount as an unrealized loss in the income statement. Depending on market conditions as well as movements in interest rates, the unrealized loss could materially increase or decrease in subsequent reporting periods.

       The Company's ability to execute its business strategy and to resume the acquisition of Subordinated CMBS, as well as its loan origination and securitization program, depends to a significant degree on its ability to obtain additional capital and emerge from bankruptcy as a successfully reorganized company. Factors which could affect the Company's access to the capital markets, or the costs of such capital, include changes in interest rates, general economic conditions and perception in the capital markets of the Company's business, covenants under the Company's current and future debt securities and credit facilities, results of operations, leverage, financial conditions and business prospects. Currently, CRIIMI MAE is exploring a variety of capital sources, including possible Debtor in Possession financing and/or other longer-term financing or equity capital. However, the Company can give no assurances as to whether it will obtain such capital or financing, the terms upon which such capital or financing can be obtained.

      CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the floating-rate  debt.  When CRIIMI MAE's cap agreements  expire,  CRIIMI MAE will have interest rate risk to the extent interest rates increase on any floating-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. CRIIMI MAE's investment policy requires that at least 75% of floating-rate debt be hedged; however, there can be no assurance that the Company will be able to do so. As of September 30, 1998, 79% of CRIIMI MAE's outstanding floating-rate debt is hedged with interest rate cap agreements that have weighted average strike price of approximately 6.6% and a weighted average remaining term of 2.2 years. The counterparty to one of the interest rate caps has notified CRIIMI MAE that its Chapter 11 filing constitutes an event of default under the agreement. The Company is currently investigating the legality and impact of such notification.

Dividends
---------
         Tax basis income increased for the nine months ended September 30, 1998 as compared to the corresponding periods in 1997 and, as a result, total dividends increased. Dividends paid per share are summarized below:

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued

                                                    For the three months ended                        For the nine months ended
                                                            September 30,      (1)                         September 30,    (1)
                                                     1998                     1997                     1998                  1997
                                                 ------------             ------------             ------------        ------------
Common Shares                                             .40                      .35                     1.17                1.05

Series B Preferred Shares                                .915                     .797                    2.675               2.391

         (1) In addition to the per share amounts as described above, Series A Preferred Shares were paid $50,866 for the nine months ended September 30, 1997, Series C Preferred Shares paid $1,476,794 and $4,344,858, respectively for the three and nine months ended September 30, 1998 and Series D Preferred
                  Shares  paid  $109,080  for the  three and nine  months  ended
                  September 30, 1998.

         During the pendency of the bankruptcy proceedings, the Company may not be able to declare or pay distributions without first obtaining Bankruptcy Court approval. (See Note 1 and "REIT Status" below for a discussion of the effect on the Company's REIT status for the 1998 tax year should CRIIMI MAE not make a fourth quarter distribution.) As discussed in Note 1, the Company does not expect to pay a dividend in the fourth quarter of 1998. Among the other factors which impact CRIIMI MAE's dividend are (i) the level of income earned on uninsured mortgage assets, such as Subordinated CMBS and, to the extent applicable, originated loans, which varies depending on prepayments, defaults, etc., (ii) the level of income earned on CRIIMI MAE's or its subsidiaries' insured mortgage security collateral depending on prepayments, defaults, etc.,
(iii) the fluctuating yields on short-term debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate CRIIMI MAE pays on its other borrowings, (iv) the rate at which cash flows from mortgage assets,
mortgage dispositions,  and, to the extent applicable,   loan  origination
reserves,   escrow  deposits and distributions from its subsidiaries can be reinvested, (v) changes in operating expenses (including those related to the Chapter 11 filing), and (vi) to the extent applicable, dividends paid on preferred shares. CRIIMI MAE's dividends will also be impacted by the timing and amounts of cash flows attributable to its other lines of business - mortgage servicing, advisory and, to the extent applicable, origination services.

REIT STATUS
-----------

         CRIIMI MAE has elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code for the 1998 tax year. To qualify for tax treatment as a REIT under the Internal Revenue Code, CRIIMI MAE must satisfy certain criteria, including certain requirements regarding the nature of their ownership, assets, income and distributions of taxable income.

         As a result of the Chapter 11 filing, CRIIMI MAE does not expect to pay a dividend during the fourth quarter. Although, as a REIT, the Company is required to distribute 95% of its REIT taxable income to shareholders each year to retain its REIT status (the "95% distribution requirement"), the Tax Code does not require that the distributions actually be made during the relevant tax year; that is, CRIIMI MAE is not required by the Tax Code to pay a dividend

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued


during the fourth quarter of the 1998 tax year to retain its REIT status for 1998. Instead, for purposes of complying with the 95% distribution requirement, the Tax Code allows dividends declared before September 15, 1999 and paid before December 31, 1999, to be treated as though such distributions had been made in 1998.

         However, if CRIIMI MAE fails to distribute at least 85% of its REIT taxable income and 95% of its capital gain net income during 1998, the Company will incur a non-deductible excise tax equal to 4% of the amount by which the 85% taxable income and 95% capital gain distribution requirement exceeds the amount actually distributed.

         During the pendency of the bankruptcy proceedings, the Company may not be able to pay or declare distributions without first obtaining Bankruptcy Court approval. For this and other reasons, there can be no assurance that CRIIMI MAE will be able to comply with the 95% distribution requirement on a timely basis, if at all. Although the Company intends to use its best efforts to ensure that CRIIMI MAE retains its REIT status for the 1998 tax year, there can be no assurance that such efforts will succeed. If CRIIMI MAE should lose its status as a REIT for 1998, the Company would be subject to corporate taxation on its taxable income for the full year.

         The most recent securitizations by the Company, created taxable mortgage pools ("TMPs") by placing mortgage assets (Subordinated CMBS and mortgage loans) into trusts ("Trusts") and issuing multiple classes of securities backed by such mortgage assets. In general, a TMP is treated as a separate taxable entity for federal income tax purposes (i.e., bearing a separate corporate level tax). As a REIT, CRIIMII MAE is exempt from the TMP Rules under Section 7701(i) of the Tax Code, which would cause the Trust to bear a separate corporate level tax, provided CRIIMI MAE owns all of the equity intrests in the Trusts for federal income tax purposes.

         Certain of the securities (the "Pledged Securities") issued by the Trusts in the May 1998 CMBS resecuritization (CBO-2) and the June 1998 collateralized mortgage obligation securitization (CMO IV) were held by the Company and used in certain short-term financing arrangements treated as secured borrowings for federal income tax purposes. If the Lenders were to seize or sell the Pledged Securities and such Pledged Securities were held to be equity interests in the Trust (rather than debt obligations of the Trust) for federal income tax purposes, the Trusts would be subject to paying corporate tax. In such event, certain adverse consequences would occur unless the Company successfully restructures the transactions or takes some other actions. Specifically, since the Trusts would be paying corporate tax, the funds available to pay the securities issued by the Trust would be significantly diminished, and the related unencumbered securities retained by the Company (the "Unencumbered Securities") could therefore be significantly impaired. In
addition,   the  Company  could  violate   certain  REIT   requirements, and
therefore adversely affect its status as a REIT, if  the Unencumbered Securities
(i) constitutes more than 10% of the voting interests of the  Trusts  or
(ii) are in excess  of 5% of the  total  value of the  Company's assets.

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued

Investment Company Act
----------------------
         The Company intends to continue to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the Securities and Exchange Commission ("SEC") and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation by the staff of the SEC, to qualify for this exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests. Pursuant to such SEC staff interpretations, CRIIMI MAE's Government Insured Mortgage Assets and originated loans are Qualifying Interests.

         Prior to the Petition Date, the Company was a leading purchaser of Subordinated CMBS. Generally, the Company acquired such securities only when such mortgage assets were collateralized by pools of first mortgage loans, when the Company could monitor the performance of the underlying mortgage loans through loan management and servicing rights, and when the Company had appropriate workout/foreclosure rights with respect to the underlying mortgage loans. When such arrangements exist, CRIIMI MAE believes that the related Subordinated CMBS constitute Qualifying Interests for purposes of the Investment Company Act. Therefore, CRIIMI MAE believes that it should not be required to register as an "investment company" under the Investment Company Act as long as it invests primarily in such Subordinated CMBS and/or in other Qualifying Interests. However, if the SEC or its staff were to take a different position with respect to whether CRIIMI MAE's Subordinated CMBS constitute Qualifying Interests, the Company could be required to modify its business plan so that either (i) it would not be required to register as an investment company or (ii) it would comply with the Investment Company Act and be able to register as an investment company. In such event, (i) modification of the Company's business plan so that it would not be required to register as an investment company would likely entail a disposition of a significant portion of the Company's Subordinated CMBS or the acquisition of significant additional assets, such as Government Insured Mortgage Assets, which are Qualifying Interests or (ii) modification of the Company's business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing the Company's indebtedness (including the possible prepayment of the Company's secured financing and/or the Senior Unsecured Notes), which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms and as a result of the bankruptcy filing the Company is further limited

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued

in possible actions it could take. Consequently, any such modification of the Company's business plan could have a material adverse effect on the Company. Further, if it were established that the Company were an unregistered investment company, there would be a risk that the Company would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that the Company would be unable to enforce contracts with third parties and that third parties could seek to obtain recission of transactions undertaken during the period it was established that the Company was an unregistered investment company. In addition, as a result of the Company's bankruptcy filing, the Company is limited in possible actions it may take in response to any need to modify its business plan in order to register as an investment company, or avoid the need to register. Any dispositions or acquisitions of assets would require court approval.
Also, any forced sale of assets that occur after the bankruptcy stay is lifted would change the Company's asset mix potentially resulting in the need to register as an investment company under the Investment Company Act or take further steps to change the asset mix. Any such results would be likely to have a material adverse effect on the Company.

Other Events
------------
         For a discussion of CRIIMI MAE's bankruptcy filing and related secured lender actions, see Notes 1 and 5, respectively.

         Additionally,  CRIIMI MAE is aware of the filing of at least twenty-one
(21) separate class action civil lawsuits (the "Complaints") against certain officers and directors of CRIIMI MAE between October 7, 1998 and through the date of this report. The Complaints name as defendants William B. Dockser as Chairman of the Board of Directors of CRIIMI MAE and H. William Willoughby as a member of the Board of Directors and/or officer of CRIIMI MAE. In addition, a majority of the Complaints name Cynthia O. Azzara as a defendant as an officer of CRIIMI MAE. Several of the Complaints also name Garrett G. Carlson, Sr., G. Richard Dunnells and Robert J. Merrick as defendants as members of both the Board of Directors and the Audit Committee of CRIIMI MAE. Although CRIIMI MAE has not been named as a defendant, it is under an obligation to indemnify the defendants under the terms and conditions outlined in its by-laws. In addition, CRIIMI MAE has a directors and officers liability insurance policy that has a coverage limit of $20 million.

         A majority of the Complaints were filed in the United States District Court for the District of Maryland. One of the Complaints was filed in the United States District Court for the Eastern District of New York and another Complaint was filed in the United States District Court for the Central District of California.

         The Complaints generally allege that the named defendants violated
Section 10(b) of the Securities Exchange Act of 1934, by, among other things, making false statements of material facts and failing to disclose certain material facts concerning, among other things, CRIIMI MAE's ability to meet the earnings estimates of analysts and to meet collateral calls from lenders. The Complaints also generally allege that the named defendants violated Section

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued

20(a) of the Securities and Exchange Act of 1934, because each named defendant was allegedly a "controlling person" as that term is defined under Section 20(a).

         CRIIMI MAE and the defendants are in the process of investigating the allegations in the Complaints. The defendants believe the allegations set forth in the Complaints are without merit and intend to defend vigorously the claims asserted in the Complaints. CRIIMI MAE cannot predict with any degree of certainty the ultimate outcome of such litigation.

Forward-Looking Statements
--------------------------
         In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and in the notes to the financial statements, (2) information included or incorporated by reference in future filings by the Company with the Securities and Exchange Commission including, without limitation, statements with respect to the Company's Chapter 11 filing, growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, interest rate spreads, costs, business strategies and plans, statements regarding raising capital, discussions with creditors, streamlining and restructuring business activities, reducing operating expenses and successfully emerging from bankruptcy, (3) information contained in written material, releases and oral statements issued by or on behalf of, the Company, including, without limitation, statements with respect to the Company's Chapter 11 filing, growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs, business strategies and plans, statements regarding raising capital, discussions with creditors, streamlining and restructuring business activities, reducing operating expenses and successful emerging from bankruptcy. The Company's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, (i) the ability of the Debtors to successfully reorganize and the timing and outcome of the bankruptcy proceedings including provisions of any plan of reorganization approved by the Bankruptcy Court and the outcome of litigation to which the Company is a party; (ii) actions that may be taken by creditors; (iii) the ability of the Company to obtain debtor-in-possession financing and other capital and the terms of any such capital; (iv) the continued instability in the capital markets and trends in the CMBS market, (v) the effect of future losses on CRIIMI MAE's needs for liquidity, (vi) the effect of the bankruptcy proceeding on CRIIMI MAE's ongoing business activities;

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued

(vii)  heightened   competition,   including  increased competition for
acceptable mortgage asset purchase  opportunities with financial institutions,
including   banks,   insurance   companies,   savings  and  loan associations,
pension funds, and other real estate investment trusts and investors in real estate and mortgage assets which have investment objectives similar to those of the Company and some of which may have greater financial resources than the Company, (viii) the availability of suitable opportunities for the acquisition, ownership and disposition of mortgage assets, and yields available from time to time on such mortgage assets, (which, in turn, depend to a large extent on the type of mortgage asset involved, prevailing interest rates, the nature and geographical location of the property, competition and other factors, none of which can be predicted with certainty), (ix) regulatory and litigation matters, (x) interest rates, (xi) imbalances in cash available for distribution caused by an unanticipated level of defaults and/or prepayments on the Company's portfolio of mortgage assets, (xii) the Company's ability to refinance debt on terms that are comparable to current terms when such debt becomes due, and (xiii) trends in the economy which affect confidence and demand for the Company's portfolio of mortgage assets, particularly trends affecting the Company's assets.

Year 2000 Issue
---------------
         The Year 2000 issue is a programming issue that may affect many electronic processing systems. Until relatively recently, in order to minimize the length of data fields, most date-sensitive programs eliminated the first two digits of the year. This issue could affect information technology ("IT") systems and date-sensitive embedded technology that controls certain systems (such as telecommunications systems, security systems, etc.) leaving them unable to properly recognize or distinguish dates in the twentieth and twenty-first centuries. This treatment could result in significant miscalculations when processing critical date-sensitive information relating to dates after December 31, 1999.

         CRIIMI MAE is currently in the process of assessing Year 2000 compliance of its IT systems, which include software systems to service mortgage loans, administer securitizations and manage mortgage assets, as well as software systems used for internal accounting purposes. A majority of the IT systems used by the Company are licensed from third parties. These third parties have either provided upgrades to the existing systems or have indicated to CRIIMI MAE that their systems are Year 2000 compliant. CRIIMI MAE anticipates performing and completing compliance testing of its IT systems by March 31, 1999. There can be no assurance, however, that the Company's IT systems will be Year 2000 compliant by December 31, 1999.

         The Year 2000 issue may also affect CRIIMI MAE's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. CRIIMI MAE does not believe that the cost to modify or replace such technology to make it Year 2000 compliant will be material. The failure of any such systems to be Year 2000 compliant could be material to the Company.

PART I.           FINANCIAL INFORMATION
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - Continued

         The potential impact of the Year 2000 issue depends not only on the corrective measures CRIIMI MAE undertakes, but also on the ways in which the Year 2000 issue is addressed by third parties with whom CRIIMI MAE directly interfaces or whose financial condition or operations are important to CRIIMI MAE, including government agencies, financial institutions, creditors, borrowers and others involved in the CMBS industry. CRIIMI MAE has initiated communications with third parties with which it directly interfaces to evaluate the risk of their failure to be Year 2000 compliant and the extent to which CRIIMI MAE may be vulnerable to such failure. There can be no assurance that the systems of these third parties will be Year 2000 compliant by December 31, 1999. The failure of these third parties to be Year 2000 compliant could have a material adverse effect on the operations of CRIIMI MAE.

         The Company believes that its greatest risk with respect to the Year 2000 issue relates to failures by third parties to be Year 2000 compliant. In addition to risks posed by third parties with which the Company interfaces directly, risks are created by third parties providing services to large segments of society. The failure of third parties to be Year 2000 compliant could, among other things, cause disruptions in the capital and real estate markets and borrower defaults on real estate loans and mortgage-backed securities as well as the pools of mortgage loans underlying such securities.

         With respect to the systems used directly by the Company, the Company believes that its greatest exposure to the Year 2000 issue involves the Company's loan servicing operations which rely on computers to process and manage loans. A failure of these systems to be Year 2000 compliant could have a material adverse effect on the Company's loan servicing operations.

         The cost of IT and embedded technology systems testing and upgrades is not expected to be material to CRIIMI MAE's consolidated operating results. Through March 31, 1999, the Company estimates incurring costs of approximately $300,000 for the Year 2000 assessment and compliance testing, which will be recorded as noninterest expense. Currently, the Company also estimates the cost of system upgrades purely in relation to the Year 2000 issue will be immaterial.

         Because CRIIMI MAE is still in the process of assessing the Year 2000 issue, it is also in the process of developing contingency plans for the risks of the failure of the Company or third parties to be Year 2000 compliant. Management intends to complete contingency plans for the Year 2000 issue by March 31, 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

PART II.          OTHER INFORMATION
ITEM 1.           LEGAL PROCEEDINGS

         Reference is made to Note 1 and Note 15 of the notes to the consolidated financial statements of CRIIMI MAE Inc., which is incorporated herein by reference.

PART II.          OTHER INFORMATION
ITEM 2.           CHANGES IN SECURITIES

         Reference is made to Note 9 of the notes to the consolidated financial statements of CRIIMI MAE Inc., which is incorporated herein by reference.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Reference is made to Notes 5 and 11 of the notes to consolidated financial statements of CRIIMI MAE which are incorporated herein by reference. Such Notes contain a description of certain alleged defaults asserted by certain of the Company's secured lenders. The Company is currently analyzing the relevant facts and law to determine its position as to the existence and validity of any material default under the applicable governing agreements.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.           OTHER INFORMATION

         Not applicable.

PART II.          OTHER INFORMATION

ITEM 6(a).  EXHIBITS

         The exhibits filed as part of this report are listed below:

                  Exhibit No.                      Description
                  ----------                       -----------
                     27             Financial Data Schedule (filed herewith)

                  99(a) United States Bankruptcy Court Voluntary Petition #9823115 filed on October 5, 1998 for CRIIMI MAE Inc. (filed herewith)

                  99(b) United States Bankruptcy Court Voluntary Petition #9823116 filed on October 5, 1998 for CRIIMI MAE Management, Inc. (filed herewith)

                  99(c) United States Bankruptcy Court Voluntary Petition #9823117 filed on October 5, 1998 for CRIIMI MAE Holdings II, L.P. (filed herewith)



ITEM 6(b).   REPORTS ON FORM 8-K

           Date                                       Purpose
           ----                                       -------
         June 11, 1998            The Company announced its securitization of
                                  $496 million of commercial mortgage loans originated or acquired through the Company's network of regional offices. The Company sold $397 million in fixed rate investment grade securities.

         August 3, 1998           The Company issued 100,000 shares of Series D
                                  Cumulative Convertible Preferred Stock
                                  pursuant to its registration statement on Form S-3 (Commission File number 333-54031) as supplemented by the Prospectus Supplement dated July 29, 1998.

         August 11, 1998          The Company issued its monthly report on
                                  origination, securitization and servicing activities for July 1998.

         September 3, 1998        The Company issued its monthly report on
                                  origination, securitization and servicing activities for August 1998.

                                                             SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CRIIMI MAE INC.

/s/ November 23, 1998                        /s/ Cynthia O. Azzara
-----------------------                      -----------------------------
                                             Cynthia O. Azzara
                                             Senior Vice President,
                                             Principal Accounting Officer
                                               and Chief Financial Officer