Form 10-K
period 1998-12-31
CRIIMI MAE INC
filed 1999-04-13
CIK 847322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

For the fiscal year ended December 31, 1998       Commission file number 1-10360

                                 CRIIMI MAE INC.
             (Exact name of registrant as specified in its charter)

          MARYLAND                                              52-1622022
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                               Identification No.)

                              11200 Rockville Pike
                            Rockville, Maryland 20852
                                 (301) 816-2300
               (Address, including zip code, and telephone number,
        Including area code, of registrant's principal executive offices)

                               ------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of each exchange on
Title of each class                                    which registered
-------------------                              ----------------------------
Common Stock                                     New York Stock Exchange, Inc.
Series B Cumulative Convertible                  New York Stock Exchange, Inc.
  Preferred Stock

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
                               ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. /X/


     As of March 29, 1999, 53,551,161 shares of CRIIMI MAE Inc. common stock (voting) with a par value of $.01 were outstanding. The aggregate market value (based upon the last reported sale price on the New York Stock Exchange on March 29, 1999) of the shares of CRIIMI MAE Inc. common stock (voting) held by non-affiliates was approximately $141,189,974. (For purposes of calculating the previous amount only, all directors and executive officers of the registrant are assumed to be affiliates.)

                               ------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                 CRIIMI MAE INC.

                         1998 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS


                                     PART I


                                                                                        PAGE

Item 1.           Business  ............................................................  1
Item 2.           Properties............................................................ 19
Item 3.           Legal Proceedings..................................................... 19
Item 4.           Submission of Matters to a Vote of Security Holders................... 24

                                     PART II

Item 5.           Market for the Registrant's Common Stock and Related Stockholder
                    Matters............................................................. 25
Item 6.           Selected Financial Data............................................... 26
Item 7.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations........................................... 29
Item 7A.          Quantitative and Qualitative Disclosures About Market Risks........... 41
Item 8.           Financial Statements and Supplementary Data........................... 42
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................. 42

                                     PART III

Item 10.          Directors and Executive Officers of the Registrant.................... 43
Item 11.          Executive Compensation................................................ 46
Item 12.          Security Ownership of Certain Beneficial Owners and Management........ 49
Item 13.          Certain Relationships and Related Transactions........................ 50

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8K....... 52

Signatures

Exhibit Index

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THE RISK FACTORS CONTAINED UNDER THE HEADINGS "RISK FACTORS", AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SET FORTH BELOW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

GENERAL

     CRIIMI MAE Inc. (together with its consolidated subsidiaries, unless the context otherwise indicates, "CRIIMI MAE" or the "Company") is a fully integrated commercial mortgage company structured as a self-administered real estate investment trust ("REIT"). Prior to the filing by CRIIMI MAE Inc. (unconsolidated) and two of its operating subsidiaries for relief under Chapter 11 of the U.S. Bankruptcy Code on October 5, 1998 (the "Petition Date") as described below, CRIIMI MAE's primary activities included (i) acquiring non-investment grade securities (rated below BBB- or unrated) backed by pools of mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS"), (ii) originating and underwriting commercial mortgage loans, (iii) securitizing pools of commercial mortgage loans and resecuritizing pools of Subordinated CMBS, and (iv) through the Company's servicing affiliate, CRIIMI MAE Services Limited Partnership ("CMSLP"), performing servicing functions with respect to the mortgage loans underlying the Company's Subordinated CMBS.

     Since filing for Chapter 11 protection, CRIIMI MAE has suspended its Subordinated CMBS acquisition, origination and securitization programs. The Company continues to hold a substantial portfolio of Subordinated CMBS, originated loans and mortgage securities and, through CMSLP, acts as a servicer for its own as well as third party securitized mortgage loan pools. Despite the turmoil in the capital markets commencing in late summer of 1998, the mortgage loans underlying CRIIMI MAE's portfolio of Subordinated CMBS have experienced no losses of principal from defaults.

     In addition to the two operating subsidiaries which filed for Chapter 11 protection with the Company, the Company owns 100% of multiple financing and operating subsidiaries as well as various interests in other entities (including CMSLP) which either own or service mortgage and mortgage-related assets (the "Non-Debtor Affiliates"). See Note 3 to Notes to Consolidated Financial Statements. None of the Non-Debtor Affiliates has filed for bankruptcy protection.

     The Company was incorporated in Delaware in 1989 under the name CRI Insured Mortgage Association, Inc. ("CRI Insured"). In July 1993, CRI Insured changed its name to CRIIMI MAE Inc. and reincorporated in Maryland. In June 1995, certain mortgage businesses affiliated with C.R.I., Inc. were merged into CRIIMI MAE (the "Merger"). The Company is not a government sponsored entity or in any way affiliated with the United States government or any United States government agency.

CHAPTER 11 FILING

     Prior to the Petition Date, CRIIMI MAE financed a substantial portion of its Subordinated CMBS acquisitions with short-term, variable-rate financing facilities secured by the Company's CMBS. The agreements governing these financing arrangements typically required the Company to maintain collateral with a market value not less than a specified percentage of the outstanding indebtedness ("loan-to-value ratio"). The agreements further provided that the creditors could require the Company to provide cash or additional collateral if the market value of the existing collateral fell below this minimum amount.

     As a result of the turmoil in the capital markets commencing in late summer of 1998, the spreads between CMBS yields and yields on Treasury securities with comparable maturities began to widen substantially and rapidly. Due to this widening of CMBS spreads, the market value of the CMBS securing the Company's short-term, variable-rate financing facilities declined. CRIIMI MAE's short-term secured creditors perceived that the value of the CMBS securing their facilities with the Company had fallen below the minimum loan-to-value ratio described above and, consequently, made demand upon the Company to provide cash or additional collateral with sufficient value to cure the perceived value deficiency. In August and September of 1998, the Company received and met collateral calls from its secured creditors. At the same time, CRIIMI MAE was in negotiations with various third parties in an effort to obtain additional debt and equity financing that would provide the Company with additional liquidity.

     On Friday afternoon, October 2, 1998, the Company was in the closing negotiations of a refinancing with one of its unsecured creditors that would have provided the Company with additional borrowings when it received a significant collateral call from Merrill Lynch Mortgage Capital, Inc. ("Merrill Lynch"). The basis for this collateral call, in the Company's view, was unreasonable. After giving consideration to, among other things, this collateral call and the Company's concern that its failure to satisfy this collateral call would cause the Company to be in default under a substantial portion of its financing arrangements, the Company reluctantly concluded on Sunday, October 4, 1998 that it was in the best interests of creditors, equity holders and other parties in interest to seek Chapter 11 protection.

     On October 5, 1998, CRIIMI MAE (unconsolidated) and two of its consolidated operating subsidiaries, CRIIMI MAE Management, Inc. ("CM Management"), and CRIIMI MAE Holdings II, L.P. ("Holdings II" and, together with CRIIMI MAE and CM Management, the "Debtors") filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). These related cases are being jointly administered under the caption "In re CRIIMI MAE Inc., et al.," Ch. 11 Case No. 98-2-3115-DK.

     The Company is working diligently toward the preparation of a plan of reorganization. The Bankruptcy Court has entered an order extending the Company's exclusive right to file a plan of reorganization through May 11, 1999 and has set a hearing on such date with respect to the extension of the exclusivity periods through August 2, 1999 for filing a plan of reorganization and through October 3, 1999 for soliciting acceptances thereof. See "LEGAL PROCEEDINGS." A number of parties have indicated potential opposition to any such extension. Management expects to file a plan of reorganization during the summer of 1999, which would contemplate the Company's emergence from bankruptcy later in 1999. There can be no assurance at this time, however, that the Company will propose a plan of reorganization during such time or that such plan will be confirmed and consummated. See "LEGAL PROCEEDINGS" for a general discussion of the bankruptcy process.

     While in bankruptcy, CRIIMI MAE has been streamlining its operations in an effort to reduce operating expenses. The Company significantly reduced the number of employees in its origination and underwriting operations in October 1998, but has retained key employees in each of these operational areas. In connection with these reductions, the Company closed its five regional loan origination offices, retaining only a core presence in Rockville, Boston, Houston, Chicago and San Francisco. See "BUSINESS - Employees."

     Although the Company has significantly reduced its work force, the Company recognizes that retention of its executives and other remaining employees is essential to the efficient operation of its business and to its reorganization efforts. Accordingly, the Company has, with Bankruptcy Court approval, adopted an employee retention plan. See "BUSINESS - Employee Retention Plan."

EFFECT OF CHAPTER 11 FILING ON REIT STATUS AND OTHER TAX MATTERS

     REIT STATUS. CRIIMI MAE is required to meet income, asset, ownership and distribution tests to maintain its REIT status. The Company has satisfied the REIT requirements for all years through, and including, 1998. However, due to the uncertainty resulting from its Chapter 11 filing, there can be no assurance that CRIIMI MAE will retain its REIT status for 1999 or subsequent years. If the Company fails to retain its REIT status for any taxable year, it will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years.

     THE COMPANY'S 1998 TAXABLE INCOME. In determining its federal income tax liability, CRIIMI MAE, as a result of its REIT status, is entitled to deduct from its taxable income dividends paid to its shareholders. Accordingly, to the extent the Company distributes its net income to shareholders, it effectively reduces taxable income, on a dollar-for-dollar basis, and eliminates the "double taxation" that normally occurs when a corporation earns income and distributes that income to shareholders in the form of dividends. The Company, however, still must pay corporate level tax on any 1998 taxable income not distributed to shareholders by December 31, 1999. For 1998, the Company could have up to approximately $18 million in undistributed taxable income, resulting in a potential tax liability of up to $7 million for state and federal taxes. Notwithstanding this significant amount of undistributed taxable income, CRIIMI MAE has fully complied with the requirement for 1998 that it distribute at least 95% of its "REIT taxable income" for the year in order to maintain REIT status (the "required distribution"), because the calculation of the required distribution may exclude certain excess noncash income such as original issue discount ("OID").

     As noted in the preceding paragraph, the Company's taxable income for a given year is generally reduced by the amount of distributions made in that year to its shareholders. The Tax Code, however, permits the Company to deduct against its 1998 taxable income dividends declared by the Company through September 15, 1999 if such dividends are paid no later than December 31, 1999. The Company, however, is currently exploring a variety of methods for distributing some or all of its remaining 1998 taxable income by December 31, 1999, including the potential distribution of securities or other noncash dividend payments. As a result of the Chapter 11 filing, there can be no assurance that the Company will be able to make additional distributions with respect to its 1998 taxable income. The failure to make further distributions will result in a tax obligation of up to $7 million, but will have no effect on CRIIMI MAE's 1998 REIT status.

     1998 EXCISE TAX LIABILITY. Apart from the requirement that the Company distribute at least 95% of its REIT taxable income to maintain REIT status, CRIIMI MAE is also required each calendar year to distribute an amount ("the excise tax avoidance amount") at least equal to the sum of 85% of its "REIT ordinary income" and 95% of its "REIT capital gain income" to avoid incurring a nondeductible excise tax. Unlike the 95% distribution requirement, the 85% distribution requirement is not reduced by excess noncash income items such as OID. Because the Company did not pay a dividend in the fourth quarter, its actual distributions fell short of the excise tax avoidance amount by approximately $7 million, resulting in an excise tax of approximately $300,000. This $300,000 excise tax has been accrued and paid by the Company.

     TAXABLE MORTGAGE POOL RISKS. An entity that constitutes a "taxable mortgage pool" as defined in the Tax Code ("TMP") is treated as a separate corporate level taxpayer for federal income tax purposes. In general, for an entity to be treated as a TMP (i) substantially all of the assets must consist of debt obligations and a majority of those debt obligations must consist of mortgages; (ii) the entity must have more than one class of debt securities outstanding with separate maturities and (iii) the payments on the debt securities must bear a relationship to the payments received from the mortgages. The Company currently owns all of the equity interests in three trusts that constitute TMPs (CBO-1, CB0-2 and CMO-IV, collectively the "Trusts"). See "Resecuritizations" and "Loan Originations and Securitizations" for descriptions of CBO-1, CBO-2 and CMO-IV. The Company also owns certain securities structured as bonds (the "Bonds") issued by each of the Trusts. The statutory provisions and regulations governing the tax treatment of TMPs (the "TMP Rules") provide an exemption for TMPs that constitute "qualified REIT subsidiaries" (that is, entities whose equity interests are wholly owned by a REIT). As a result of this exemption and the fact that the Company owns all of the equity interests in each Trust, the Trusts currently are not required to pay a separate corporate level tax on income they derive from their underlying mortgage assets.

     Certain of the Bonds owned by the Company serve as collateral (the "Pledged Bonds") for short-term, variable-rate borrowings used by the Company to finance their initial purchase. If the creditors holding the Pledged Bonds were to seize or sell this collateral and the Pledged Bonds were deemed to constitute equity interests (rather than debt) in the Trusts, then the Trusts would no longer qualify for the exemption under the TMP Rules provided for qualified REIT subsidiaries. The Trusts would then be required to pay a corporate level federal income tax. As a result, available funds from the underlying mortgage assets that would ordinarily be used by the Trusts to make payments on certain securities issued by the Trust (including the equity interests and the Pledged Bonds) would instead be applied to tax payments. Since the equity interests and Bonds owned by the Company are the most subordinated securities and, therefore, would absorb payment shortfalls first, the loss of the exemption under the TMP rules could have a material adverse effect on their value and the payments received thereon.

     In addition to causing the loss of the exemption under the TMP Rules, a seizure or sale of the Pledged Bonds and a characterization of them as equity for tax purposes could also jeopardize the Company's REIT status if the value of the remaining ownership interests in any Trust held by the Company (i) exceeded 5% of the total value of the Company's assets or (ii) constituted more than 10% of the Trust's voting interests.

THE CMBS MARKET

     Historically, traditional lenders, including commercial banks, insurance companies and savings and loans, have been the primary holders of commercial mortgages. The real estate market of the late 1980s and early 1990s created business and regulatory pressure to reduce the real estate assets held on the books of these institutions. As a result, there has been significant movement of commercial real estate debt from private institutional holders to the public markets. Consequently, the supply of private sector multifamily and other CMBS has increased dramatically over recent years. According to COMMERCIAL MORTGAGE ALERT, CMBS issuance's in the U.S. equaled approximately $78.3 billion in 1998 compared to approximately $44.3 billion in 1997, $30.0 billion in 1996 and $19.0 billion in 1995.

     CMBS are generally created by pooling commercial mortgage loans and directing the cash flow from such mortgage loans to various tranches of securities. The tranches consist of investment grade (AAA to BBB-), non-investment grade (BB+ to C) and unrated. The first step in the process of creating CMBS is loan origination. Loan origination occurs when a financial institution lends money to a borrower to refinance or to purchase a commercial real estate property, and secures the loan with a mortgage on the property that the borrower owns or purchases. Commercial mortgage loans are typically non-recourse to the borrower. A pool of these commercial real estate-backed mortgage loans is then accumulated, often by a large commercial bank or other financial institution. One or more rating agencies then analyze the loans and the underlying real estate to determine their credit quality. The mortgage loans are then deposited into an entity that is not subject to taxation, often a real estate mortgage investment conduit ("REMIC") or, in the case of the Company, a TMP. The investment vehicle then issues securities backed by the commercial mortgage loans, or CMBS.

     The CMBS are divided into tranches, which are afforded certain priority rights to the cash flow from the underlying mortgage loans. Principal payments typically flow first to the most senior tranche until it is retired. Tranches are then retired in order of seniority, based on available principal. Losses, if any, are generally first applied against the principal balance of the lowest rated or unrated tranche. Losses are then applied in reverse order of seniority. The Company has primarily focused on acquiring or retaining non-investment grade and unrated tranches, issued by mortgage conduits, where the Company believes its market knowledge and real estate expertise allow it to earn attractive risk-adjusted returns. Each tranche is assigned a credit rating by one or more rating agencies based on the agencies' assessment of the likelihood of the tranche receiving its stated right to payment of principal. The CMBS are then sold to investors through either a public offering or a private placement.

     At the time of a securitization, one or more entities are appointed as "servicers" for the pool of mortgage loans, and are responsible for performing servicing duties which include collecting payments (master or direct servicing), monitoring performance (loan management) and working out or foreclosing on defaulted loans (special servicing). Each servicer receives a fee and other financial incentives based on the type and extent of servicing duties.

     The CMBS market was adversely affected by the turmoil which occurred in the capital markets commencing in late summer of 1998 that caused spreads between CMBS yields and the yields on U.S. Treasury securities with comparable maturities to widen, resulting in a decrease in the value of CMBS. As a result, the creation of new CMBS and the trading of existing CMBS came to a near standstill. In late November 1998, buying and trading activity in the CMBS market began to recover, increasing liquidity in the CMBS market; however, these improvements mostly related to investment grade CMBS. New issuances of CMBS also returned in late November 1998. The market for Subordinated CMBS has, however, been slower to recover and trading in this market is less liquid. It is difficult, if not impossible, to predict when or if the CMBS market and, in particular, the Subordinated CMBS market, will fully recover. Therefore, management's estimate of the value of the securities could vary significantly from the value that could be realized in a current transaction between a willing buyer and a willing seller in other than a forced sale or liquidation.

SUBORDINATED CMBS ACQUISITIONS

     As of December 31, 1998, the Company's $2.4 billion portfolio of assets included $1.3 billion of Subordinated CMBS (representing approximately 52% of the Company's total consolidated assets).

     In 1998, CRIIMI MAE acquired Subordinated CMBS from offerings with a total face amount of $13.5 billion. These offerings comprised 17.2% of the total ($78.3 billion face amount, according to Commercial Mortgage Alert) CMBS market for 1998. For the year ended December 31, 1998, the Company acquired Subordinated CMBS with an aggregate face amount of approximately $1.2 billion, making the Company a leading purchaser of Subordinated CMBS in 1998. As of December 31, 1998, approximately 44% of the Company's CMBS (based on fair value) were rated BB+, BB or BB-, 27% were B+, B, B- or CCC and 9% were unrated. The remaining approximately 20% represents investment grade securities that the Company reflects on its balance sheet as a result of the May 1998 resecuritization of certain Subordinated CMBS. See "THE PORTFOLIO - CMBS."

     The Company generally acquired Subordinated CMBS in privately negotiated transactions, which allowed it to perform due diligence on a substantial portion of the mortgage loans underlying the Subordinated CMBS as well as the underlying real estate prior to consummating the purchase. In connection with its Subordinated CMBS acquisitions, the Company targeted diversified mortgage loan pools with a mix of property types, geographic locations and borrowers. CRIIMI MAE financed a substantial portion of its Subordinated CMBS acquisitions with short-term, variable-rate financing facilities secured by the Company's CMBS. The Company's business strategy was to periodically refinance a substantial portion of the Subordinated CMBS in its portfolio through a resecuritization of such Subordinated CMBS primarily to attain a better matching of the maturities of its liabilities and assets through the refinancing of short-term, variable-rate, recourse financing with long-term, fixed-rate, non-recourse financing. See "BUSINESS - Resecuritizations," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and Notes 5 and 9 to Notes to Consolidated Financial Statements.

     The Company generally enters into interest rate protection agreements to mitigate the adverse effects of rising short-term interest rates on its variable-rate financing facilities. It is the Company's policy to hedge at least 75% of its variable-rate debt with interest rate protection agreements. As of December 31, 1998, approximately 79% of the Company's variable-rate debt was hedged by caps, a form of interest rate protection agreement. Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case CRIIMI MAE would receive payments based on the difference between the index and the cap. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes 9 and 10 to Notes to Consolidated Financial Statements for a further discussion of the Company's short-term, variable-rate, secured financing facilities and interest rate protection agreements.

RESECURITIZATIONS

     The Company initially funded a substantial portion of its Subordinated CMBS acquisitions with short-term, variable-rate secured financing facilities. To mitigate the Company's exposure to interest rate risk, the Company's business strategy was to periodically refinance a significant portion of this debt with fixed-rate, non-recourse debt having maturities that matched those of the Company's mortgage assets securing such debt ("match-funded"). The Company effected such refinancing by pooling Subordinated CMBS, once a sufficient pool of Subordinated CMBS had been accumulated, and issuing newly created
CMBS backed by the pooled Subordinated CMBS. The CMBS issued in such resecuritizations were fixed-rate obligations with maturities that matched the maturities of the Subordinated CMBS backing the new CMBS. These resecuritizations also increased the amount of borrowings available to the Company due to the increased collateral value of the new CMBS relative to the pooled Subordinated CMBS. The increase in collateral value was principally attributable to the seasoning of the underlying mortgage loans, and the diversification that occurred when such Subordinated CMBS were pooled. The Company generally used the cash proceeds from the investment-grade CMBS that were sold in the resecuritization to reduce the amount of its short-term, variable-rate secured borrowings. The Company then used the net excess borrowing capacity created by the resecuritization to obtain new variable-rate secured borrowings which were used with additional new variable-rate secured borrowings and, to a lesser extent, cash, to purchase additional Subordinated CMBS. Although the Company's resecuritizations have mitigated the Company's exposure to interest rate risk through match-funding, the Company's variable-rate secured borrowings have increased from December
31, 1996 to December 31, 1998, as a result of the Company's continued acquisitions of Subordinated CMBS.

     In December 1996, the Company completed its first resecuritization of Subordinated CMBS ("CBO-1") with a combined face value of approximately $449 million involving 35 individual securities collateralized by 12 mortgage securitization pools. The Company sold in a private placement securities with a face amount of $142 million and retained securities with a face amount of approximately $307 million. Through CBO-1, the Company refinanced approximately $142 million of short-term, variable-rate, secured borrowings with fixed-rate, non-recourse, match-funded debt. CBO-1 generated excess borrowing capacity of approximately $22 million primarily as a result of a higher overall weighted average credit rating for the new CMBS, as compared to the weighted average credit rating on the related CMBS collateral.

     In May 1998, the Company completed its second resecuritization of Subordinated CMBS ("CBO-2") with a combined face value of approximately $1.8 billion involving 75 individual securities collateralized by 19 mortgage securitization pools and three of the retained securities from CBO-1. In CBO-2, the Company sold in a private placement securities with a face amount of $468 million and retained securities with a face amount of approximately $1.3 billion. Through CBO-2, the Company refinanced approximately $468 million of short-term, variable-rate secured borrowings with fixed-rate, non-recourse, match-funded debt. CBO-2 generated net excess borrowing capacity of approximately $160 million primarily as a result of a higher overall weighted average credit rating for the new CMBS, as compared to the weighted average credit rating on the related CMBS collateral.

     As of December 31, 1998, the Company's total debt was approximately $2.1 billion, of which approximately 46% was fixed-rate, match-funded debt and approximately 54% was short-term, variable-rate or fixed-rate debt that was not match-funded. For the year ended December 31, 1998, the Company's weighted average cost of borrowing (including amortization of discounts and deferred financing fees of approximately $6.5 million) was approximately 7.37%. See "BUSINESS - Subordinated CMBS Acquisitions," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes 5, 9 and 10 to Notes to Consolidated Financial Statements for further information regarding the Company's resecuritizations, short-term variable-rate secured financings, and caps.

LOAN ORIGINATIONS AND SECURITIZATIONS

     Prior to the Petition Date, the Company originated mortgage loans principally through mortgage loan conduit programs with major financial institutions for the primary purpose of pooling such loans for securitization. The Company viewed a securitization as a means of extracting the maximum value from the mortgage loans originated. A portion of the mortgage loans originated was financed through the creation and sale of investment-grade CMBS to third parties in connection with the securitization. The Company received net cash flow on the CMBS not sold to third parties after payment of amounts due to secured creditors who had provided acquisition financing. Additionally, the Company received origination and servicing fees related to the mortgage loan conduit programs.

     A majority of the mortgage loans originated under the Company's loan conduit programs were "No Lock" mortgage loans. Unlike most commercial mortgage loans originated for the CMBS market which contain "lock-out" clauses (that is, provisions which prohibit the prepayment of a loan for a specified period after the loan is originated or impose costly yield maintenance provisions), the Company's No Lock loans allowed borrowers the ability to prepay loans at any time by paying a prepayment penalty. Since the inception of these origination programs, the Company has originated over $900 million in aggregate principal amount of loans and securitized approximately $496 million in aggregate principal amount of mortgage loans.

     In June 1998, the Company securitized approximately $496 million of the commercial mortgage loans originated or acquired through a mortgage loan conduit program with Citicorp Real Estate, Inc. ("Citibank"), and through CRIIMI MAE CMBS Corp., issued Commercial Mortgage Loan Trust Certificates, Series 1998-1 ("CMO-IV"). A majority of these mortgage loans were "No Lock" loans. In CMO-IV, CRIIMI MAE sold $397 million face amount of fixed-rate, investment-grade CMBS. The Company originally intended to sell all of the investment grade tranches of CMO-IV; however, two investment grade tranches of CMO-IV have not yet been sold. It is the Company's intent to sell these tranches in the future pursuant to an agreement with Citicorp Securities, Inc. ("Citicorp") approved by the Bankruptcy Court. CRIIMI MAE has call rights on each of the issued securities and therefore has not surrendered control of the collateral, thus requiring the transaction to be accounted for as a financing of the mortgage loans collateralizing the investment-grade CMBS sold in the securitization. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources" and Note 6 to Notes to Consolidated Financial Statements for additional information regarding this securitization.

     At the time it filed for bankruptcy, the Company had a mortgage loan conduit program with Citibank (the "Citibank Program") as well as a loan conduit program with Prudential Securities Incorporated and Prudential Securities Credit Company (the "Prudential Program") (together the "Programs").

     The Citibank Program provided for CRIIMI MAE to pay to Citibank the face value of the loans originated through the Program, which were funded by Citibank and not otherwise securitized, plus or minus any hedging loss or gain, on December 31, 1998. To secure this obligation, CRIIMI MAE was required to deposit a portion of the principal amount of each originated loan in a reserve account. At December 31, 1998, this reserve account was approximately $31.8 million.

     Under the Prudential Program, the Company has an option to pay to Prudential the face value of the loan, plus or minus any hedging loss or gain, at the earlier of June 30, 1999 or the date by which a stated quantity of loans for securitization has been made. Under the Prudential Program, the Company was required to fund a reserve account, which was approximately $2 million at December 31, 1998. If the Company is unable to exercise its option under the Prudential Program, the Company will forfeit the amount of the reserve account.

     On October 5, 1998, Citibank sent the Company a letter alleging that the Company was in default under the Citibank Program and that it was terminating the Citibank Program. The Company and Citibank negotiated a Stipulation and Consent Order (the "Order"), entered by the Bankruptcy Court on April 5, 1999, regarding the Citibank Program. The Order provides that Citibank will, with CRIIMI MAE's cooperation, sell the loans originated under the Citibank Program, provided that the sale results in CRIIMI MAE receiving minimum net proceeds of not less than $3.5 million, after satisfying certain amounts due to Citibank, from the amount held in the reserve account. The minimum net proceeds provision may be waived by agreement of the Company, the Official Committee of Unsecured Creditors in the Company's Chapter 11 case (the "Unsecured Committee") and the Official Committee of Equity Security Holders in the Company's Chapter 11 case (the "Equity Committee"). CRIIMI MAE is also discussing with Prudential the sale of the loan originated under the Prudential Program. There can be no assurance that an agreement will be reached with Prudential or, if reached, that such agreement would be approved by the Bankruptcy Court.

     As of December 31, 1998, the Company's obligation under the Citibank Program was $28.4 million (based primarily on information provided by Citibank) in excess of the fair value of the loans and the Company's loss exposure under the Prudential Program was $2 million if the Company does not exercise its option. As a result, CRIIMI MAE recorded an aggregate $30.4 million unrealized loss on its obligations as of December 31, 1998. The unrealized loss of $28.4 million relating to the Citibank Program as of December 31, 1998 is based on the estimated market value of the loans offset by the unpaid principal balance of the loans at December 31, 1998, hedge losses and certain estimated fees and other costs. Depending on market conditions, including interest rate movements, these losses could materially increase or decrease in subsequent reporting periods. The Company has calculated the Prudential loss based upon the assumption that the Company will not exercise its option with Prudential.

SERVICING

     CRIIMI MAE conducts its mortgage loan servicing and advisory operations through its affiliate, CMSLP. At the time of the Chapter 11 filing, CMSLP was responsible for certain servicing functions on a mortgage loan portfolio of approximately $32 billion, as compared to approximately $16.5 billion as of December 31, 1997. Prior to the Petition Date, CRIIMI MAE increased its mortgage loan servicing and advisory operations primarily through its purchases of Subordinated CMBS by acquiring certain servicing rights for the mortgage loans collateralizing the Subordinated CMBS, as well as providing servicing on the loans originated through the CRIIMI MAE loan origination programs. At the time of the Chapter 11 filing, CRIIMI MAE, through CMSLP, master serviced five CMBS portfolios totaling $3.6 billion, as well as loans originated, but not yet securitized, under its loan origination programs.

     CMSLP did not file for Chapter 11 protection. However, because of its relationship with CRIIMI MAE, CMSLP has been under a high degree of scrutiny from servicing rating agencies. As a result of CRIIMI MAE's Chapter 11 filing, CMSLP was also declared in default under its credit agreements with First Union National Bank. In order to repay these credit agreement obligations and to increase its liquidity, CMSLP arranged for Banc One Mortgage Capital Markets, LLC ("BOMCM") to succeed it, on October 30, 1998, as master servicer on two commercial mortgage pools for a payment of $6.9 million, resulting in a loss to CMSLP of approximately $1.4 million from the recorded value of the rights. Substantially all of the loss flowed through to CRIIMI MAE through equity in earnings in the fourth quarter of 1998. In addition, in order to allay rating agency concerns stemming from CRIIMI MAE's Chapter 11 filing, in November 1998, CRIIMI MAE designated BOMCM as special servicer on 33 separate CMBS securitizations totaling approximately $29 billion, subject to certain requirements contained in the respective servicing agreements. CMSLP continues to perform special servicing as sub-servicer for BOMCM on all but five of these securitizations. CRIIMI MAE remains the owner of the lowest rated tranche of the related Subordinated CMBS and, as such, retains all rights pertaining to ownership, including the right to replace the special servicer. CMSLP also lost the right to specially service the DLJ MAC 95 CF-2 securitization when the majority holder of the lowest rated tranche replaced CMSLP as special servicer. At December 31, 1998 CMSLP's remaining servicing portfolio was $31 billion.

     CMSLP's principal servicing activities are described below.

     SPECIAL SERVICING. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When acquiring Subordinated CMBS, CRIIMI MAE typically required that it retain the right to appoint the special servicer for the related mortgage pools. When serving as special servicer of a CMBS pool, CMSLP has the authority to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. CRIIMI MAE believes that because it owns the lowest rated or unrated tranche (first loss position) of the Subordinated CMBS, CMSLP has an incentive to quickly resolve any loan workouts. During the year ended December 31, 1998, CMSLP successfully resolved $138.7 million of CMBS loan workouts without a loss to principal. As of December 31, 1998, CMSLP was designated as the special servicer (or sub-servicer) for approximately 5,000 commercial mortgage loans representing an aggregate principal amount of approximately $27.4 billion. Such 5,000 commercial mortgage loans represent substantially all of the mortgage loans underlying CRIIMI MAE'S Subordinated CMBS portfolio.

     As of December 31, 1998, CMSLP had a special servicer rating of "above average" from Fitch IBCA and had been approved on a transactional basis by Moody's Investors Service, Inc. ("Moody's") and Duff & Phelps Credit Rating Co. However, CMSLP lost an "acceptable" special servicer rating by Standard & Poor's ("S&P") in October 1998 as a result of the Chapter 11 filing of CRIIMI MAE. Also, as a result of the Chapter 11 filing, Fitch IBCA placed CMSLP's special servicing rating on "rating watch".

     MASTER SERVICING. A master servicer typically provides administrative and reporting services to the trustee with respect to a particular issuance of CMBS. Mortgage loans underlying CMBS generally are serviced by a number of primary servicers. Under most master servicing arrangements, the primary servicers retain primary responsibility for administering the mortgage loans and the master servicer acts as an intermediary in overseeing the work of the primary servicers, monitoring their compliance with the standards of the issuer of the related CMBS and consolidating the servicers' respective periodic accounting reports for transmission to the trustee. When serving as master servicer of a CMBS pool, CMSLP has greater control over the mortgage assets underlying its Subordinated CMBS, including the authority to (i) collect monthly principal and interest payments (either from a direct servicer or directly from borrowers) on loans comprising a CMBS pool and remit such amounts to the pool trustee, (ii) oversee the performance of sub-servicers and (iii) report to trustees. As master servicer, CMSLP is usually paid a fee and can earn float income on the deposits it holds. In addition to this float and fee income, the master servicer typically has more direct and regular contact with borrowers than the special servicer. As of December 31, 1998, CMSLP remained master servicer on three CMBS portfolios representing commercial mortgage loans with an aggregate principal amount of approximately $2.3 billion.

     As of December 31, 1998, CMSLP had a master servicer rating of "acceptable" from Fitch IBCA and had been approved on a transactional basis by Moody's. However, CMSLP lost an acceptable master servicer rating from S&P in October 1998 as a result of the Chapter 11 filing of CRIIMI MAE. Also, as a result of the Chapter 11 filing, Fitch IBCA placed CMSLP's Master Servicer rating on "rating watch".

     DIRECT (OR PRIMARY) SERVICING. Direct (or primary) servicers typically perform certain functions for the master servicer. Direct serviced loans are those loans for which CMSLP collects loan payments directly from the borrower (including tax and insurance escrows and replacement reserves). The loan payments are remitted to the master servicer for the loan (which may be the same entity as the direct servicer), usually on a fixed date each month. The direct servicer is usually paid a fee to perform these services, and is eligible to earn float income on the deposits held. In addition to this fee and float income, the direct servicer, like the master servicer, typically has more direct and regular contact with borrowers than the special servicer. As of December 31, 1998, CMSLP was designated direct servicer for approximately 374 commercial mortgage loans representing an aggregate principal amount of approximately $2.1 billion. This number excludes loans that are both direct and master serviced, which are included in the master servicing figures above.

     LOAN MANAGEMENT. In certain cases, CMSLP acts as loan manager and monitors the ongoing performance of properties securing the mortgage loans underlying its Subordinated CMBS portfolio by continuously reviewing the property level operating data and regular site inspections. For many of these loans, CMSLP performs these duties directly; for the remaining loans, as part of its routine asset monitoring process, it reviews the analysis performed by other servicers. This allows CMSLP to identify and resolve potential issues that could result in losses. As of December 31, 1998, CMSLP served as loan manager for approximately 4,800 commercial mortgage loans representing an aggregate principal amount of approximately $26.6 billion. This number excludes loans that are both direct and master serviced which are included in the master servicing figures above.

UNDERWRITING PROCEDURES

     CRIIMI MAE believes that its experience in underwriting has enabled it to maintain the overall quality of assets underlying its CMBS portfolio and to properly manage certain of the risks associated with mortgage loans underlying acquired Subordinated CMBS and loan originations. Since the Company generally acquired CMBS through privately negotiated transactions and originated commercial mortgage loans through its regional offices, it was able to perform extensive due diligence on each mortgage loan as well as the underlying real estate prior to consummating any purchase or origination. The Company underwrote every loan it originated and re-underwrote a substantial portion of the loans underlying the Subordinated CMBS it acquired. Furthermore, the Company's credit committee, composed of members of senior management, reviewed originated loans and Subordinated CMBS acquisitions. The Company also placed underwriting personnel in its regional origination offices, not only to provide a timely response to the originators but also to achieve a thorough understanding of local markets and demographic trends.

     CRIIMI MAE's underwriting guidelines were designed to assess the adequacy of the real property as collateral for the loan and the borrower's creditworthiness. The underwriting process entailed a full independent review of the operating records, appraisals, environmental studies, market studies and architectural and engineering reports, as well as site visits to properties representing a majority of the CMBS portfolio. The Company then tested the historical and projected financial performance of the properties to determine their resiliency to a market downturn and applied varying capitalization rates to assess collateral value. To assess the borrower's creditworthiness, the Company reviewed the borrower's financial statements, credit history, bank references and managerial experience. The Company purchased Subordinated CMBS when the loans it believed to be problematic (i.e., that did not meet its underwriting criteria) were excluded from the CMBS pool and when satisfactory arrangements existed that enabled the Company to closely monitor the underlying mortgage loans and provided the Company with appropriate workout and foreclosure rights.

EMPLOYEES

     As of December 31, 1998, the Company had 65 full-time employees, and CSMLP had 118 full-time employees. Prior to the Petition Date on September 30, 1998, the Company had 170 full-time employees, and CMSLP had 113 full-time employees. Most of these staff reductions were in the Company's origination and underwriting areas, which were reduced by 57 full-time and 43 full-time employees, respectively.

EMPLOYEE RETENTION PLAN

     Upon commencement of the Chapter 11 cases, the Company believed it was essential to both the efficient operation of the Company's business and the reorganization effort that the Company maintain the support, cooperation and morale of its employees. The Company obtained Bankruptcy Court approval to pay certain pre-petition employee obligations in the nature of wages, salaries and other compensation and to continue to honor and pay all employee benefit plans and policies.

     In addition, to ensure the Company's continued retention of its executives and other employees and to provide meaningful incentives for these employees to work toward the Company's financial recovery and reorganization, the Company's management and Board of Directors developed a comprehensive and integrated program to retain its executives and other employees throughout the reorganization. On December 18, 1998, the Company obtained Bankruptcy Court approval to adopt and implement an employee retention program (the "Employee Retention Plan") with respect to all employees of the Company other than certain key executives. On February 28, 1999, the Company received Bankruptcy Court approval authorizing it to extend the Employee Retention Plan to the key executives initially excluded, including modifying existing employment agreements and entering into new employment agreements with such key executives. The Employee
Retention Plan permitted the Company to approve ordinary course employee salary increases in March 1999, subject to certain limitations, and to grant options to its employees after the Petition Date, up to certain limits. The Employee Retention Plan also provides for retention payments aggregating approximately $4.6 million, including payments to certain executives.
Retention payments are payable semiannually over a two-year period. The first retention payment vested on April 5, 1999, and will be paid on April 15, 1999. The entire unpaid portion of the retention payments will become due and payable (i) upon the effective date of a plan of reorganization of the Company and, with respect to certain key executives, court approval or (ii) upon termination without cause. William B. Dockser, Chairman of the Board of the Company, and H. William Willoughby, President, are not currently entitled to receive any retention payments. Subject to the terms of their respective employment agreements, certain key executives will be entitled to severance benefits if they resign or their employment is terminated following a change of control. The other employees will be entitled to severance benefits if they are terminated subsequent to a change of control of the Company, but, with the exception of certain key executives, only if such change of control results in the successful emergence of the Company and CM Management from Chapter 11. In addition, all options granted by the Company after October 5, 1998 shall immediately become exercisable upon a change of control. For a discussion of the Employee Retention Plan as it relates to named key executives of the Company, see "EXECUTIVE COMPENSATION--Employment
Agreements".

THE PORTFOLIO

CMBS

     FAIR VALUE

     As of December 31, 1998, the Company owned CMBS rated from A to CCC and Unrated with a total fair value amount of approximately $1.3 billion (representing approximately 52% of the Company's total consolidated assets) and an aggregate amortized cost of approximately $1.5 billion.


                                                                                                      Amortized      Amortized
                 Face Amount     Weighted                                      Range of Discount         Cost          Cost
                    as of         Average       Weighted      Fair Value         Rates Used to          as of         as of
Security          12/31/98        Pass-         Average     as of 12/31/98       Calculate Fair        12/31/98       12/31/97
Rating          (in millions)   Through Rate    Life (2)    (in millions)(1)        Value (1)       (in millions)   (in millions)
---------       -------------   ------------    --------    ----------------    --------------      -------------   -------------
AA-             $      --              --            --             --                 --              $      --       $     5.6
A (5)                62.6              7.0%     7 years      $    57.2                  8.7%                57.0              --
BBB (5)(6)          150.6              7.0%    13 years          121.9                  9.7%               126.9             4.0
BBB-(6)             115.2              7.0%    13 years           85.6                 10.7%                92.8              --
BB+                 394.6              6.9%    14 years          286.8            9.3%-11.5%               317.9             8.6
BB                  275.8              6.9%    15 years          212.7           10.3%-12.3%               259.1           445.0
BB-                  89.1              6.8%    15 years           58.0           11.1%-13.3%                72.6            89.8
B+                  128.7              6.7%    17 years           72.9           12.1%-14.0%                93.0              --
B                   300.2              6.6%    17 years          159.7           12.1%-15.3%               208.9           357.4
B-                  198.7              6.7%    18 years           87.4           15.1%-18.8%               106.7            44.6
CCC                  92.0              6.8%    20 years           22.8                 25.0%                36.0            10.9
Unrated             478.1              6.7%    21 years          109.2           27.0%-33.0%               159.0           113.2
                ---------             ----     --------      ---------           -----------           ---------       ---------
Total (3)(4)    $ 2,285.6              6.8%    16 years      $ 1,274.2                                 $ 1,529.9       $ 1,079.1
                ---------             ----     --------      ---------                                 ---------       ---------
                ---------             ----     --------      ---------                                 ---------       ---------

-------------------------------

(1) The estimated fair values of Subordinated CMBS represent the carrying value of these assets. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the 1998 portfolio. As a result, the

Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of December 31, 1998. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average unleveraged yield to maturity. (See Note 5 to Notes to Consolidated Financial Statements.) The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including:
(i) institutionally-available research reports, (ii) a relative comparison of dealer provided discount rates from the previous quarter to those disclosed in recent research reports and incorporating adjustments to reflect changes in the market as they relate to each of the Company's CMBS from September 30, 1998 to December 31, 1998, and (iii) communications with dealers and active Subordinated CMBS investors regarding the year-end valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of December 31, 1998, it has disclosed in the table the range of discount rates by rating category used in determining these fair market values.

(2) Weighted average life represents the weighted average expected life of the Subordinated CMBS prior to consideration of losses, extensions or prepayments other than those factored in the assumed prepayment rate used at the time of acquisition, which ranged from 0% to 4%, depending upon the portfolio.

(3) Refer to Note 8 to Notes to Consolidated Financial Statements for additional information regarding the total face amount and purchase price of Subordinated CMBS for tax purposes.

(4) Similar to the Company's other sponsored CMO's, CMO-IV, as further described below in Investment in Originated Loans, resulted in the creation of CMBS, of which the Company sold certain tranches. Since the Company retained call options on the sold bonds, the Company did not surrender control of the assets for purposes of FAS 125 and thus the entire transaction is accounted for as a financing and not a sale. Since the entire transaction is recorded as a financing, the CMBS are not reflected in the Company's CMBS portfolio and the mortgage assets are reflected in Investment in Originated Loans on the balance sheet.

(5) In connection with CBO-2, $62.6 million (A rated) and $60.0 million (BBB rated) face amount of investment grade securities were issued with call options and $345 million (A rated) face amount were issued without call options. Since the Company retained call options on certain sold bonds, the Company did not surrender control of those assets pursuant to the requirements of FAS 125 and thus these securities are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, CRIIMI MAE has retained the securities with call options in its CMBS portfolio reflected on its balance sheet.

(6) In connection with CBO-2, the Company retained $90.6 million (BBB rated) and $115.2 million (BBB- rated) face amount of securities, with the intention to sell the securities at a later date. These securities were sold on March 5, 1999 in a transaction accounted for as a financing by the Company rather than a sale and the related debt will be reflected as Secured Mortgage Obligations. See "LEGAL PROCEEDINGS".

     TYPE AND GEOGRAPHIC LOCATION OF LOANS. As of December 31, 1998 and 1997, the mortgage loans underlying the Company's CMBS portfolio were secured by properties of the types and at the locations identified below:

Property Type                     1998(1)      1997(1)        Geographic Location(2)       1998(1)        1997(1)
-------------                     -------      -------        ----------------------       -------        -------
Multifamily...............          31%          37%          California..............        16%            14%
Retail....................          28%          28%          Texas...................        12%            15%
Office....................          15%          10%          Florida.................         7%             9%
Hotel.....................          13%          14%          New York................         6%             4%
Other.....................          13%          11%          Other(3)................        59%            58%
                                   ---          ---                                          ---            ---
  Total...................         100%         100%            Total.................       100%           100%
                                   ---          ---                                          ---            ---
                                   ---          ---                                          ---            ---

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.

(2) No significant concentration by region.

(3) No other individual state makes up more than 5% of the total.

     CMBS POOLS. The following table summarizes information relating to the Company's CMBS on an aggregate basis by pool as of December 31, 1998. See also Note 5 to Notes to Consolidated Financial Statements.


                                                                                      Original      December 31, 1998
                                                                                    Anticipated        Anticipated
                                                                                    Unleveraged        Unleveraged
                                                                      Amortized       Yield to           Yield to
Pool                                 Face Amount     Fair Value (6)     Cost        Maturity(1)       Maturity(1)(2)
----                                 -----------     --------------   ---------     ------------     --------------
                                     (in millions)   (in millions)   in millions)

Retained Securities from
  CRIIMI 1996 C1 (CBO-1)               $  112.1       $   43.9        $  46.6            19.5%             20.9%(5)

DLJ Mortgage Acceptance Corp.
  Series 1997 CF2 Tranche B-30C             3.8           18.2           23.3             8.2%              8.1%

Nomura Asset Securities Corp.
  Series 1998-D6 Tranche B7                46.5            9.9           17.6            12.0%             12.0%

Retained Securities from
  CRIIMI  MAE Commercial Mortgage
  Trust Series 1998 C1 (CBO-2)
  (4)                                   1,427.2          793.0          926.6            10.3%             10.2%

Mortgage Capital Funding, Inc.
  Series 1998-MC1                         151.8           97.1          116.1             8.9%              8.9%

Chase Commercial Mortgage
Securities Corp.
  Series 1998-1                            81.8           48.2           61.1             8.8%              8.8%

First Union/Lehman Brothers
  Series 1998 C2                          289.7          159.0          207.4             8.9%              8.9%

Morgan Stanley Capital I Inc.
  Series 1998-WF2 (4)                      86.9           53.2           65.5             8.5%              8.5%

Mortgage Capital Funding, Inc.
  Series 1998-MC2                          85.8           51.7           65.7             8.7%              8.7%
                                       --------       --------        --------             ---  --          ----  --

                                       $2,285.6       $1,274.2        $1,529.9             9.7% (3)         10.1% (3)
                                       --------       --------        --------             ---  --          ----  --
                                       --------       --------        --------             ---  --          ----  --


--------------------
(1) Represents the anticipated weighted average unleveraged yield over the expected average life of the Company's Subordinated CMBS portfolio as of the date of acquisition and December 31, 1998, respectively, based on management's estimate of the timing and amount of future credit losses and prepayments. As discussed in (4) below these yields may decrease as a result of certain adversarial actions taken by the Company's lenders.

(2) Unless otherwise noted, changes in the December 31, 1998 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions relating to mortgage collateral.

(3) CRIIMI MAE, through CMSLP, performs servicing functions on a total CMBS pool of approximately $30.0 billion. Of the $30.0 billion of mortgage loans, approximately $195.4 million are currently being specially serviced, of which approximately $45.0 million are being specially serviced due to payment default and the remainder are being specially serviced due to nonfinancial covenant default. Despite the volatility in the capital markets, the mortgage assets underlying the Company's portfolio of CMBS experienced no losses of principal from default. See "BUSINESS-Servicing" and Note 5 to Notes to Consolidated Financial Statements for a discussion of the transfer of special servicing.

(4) On October 6, 1998, Morgan Stanley and Co. International Limited ("Morgan Stanley") advised CRIIMI MAE that it was exercising alleged ownership rights over certain classes of CMBS it held as collateral. Subsequent to year end, the Company agreed to cooperate on selling two classes of investment grade CMBS issued by CBO-2 ("CBO-2 BBB Bonds") and to suspend litigation with Morgan Stanley with respect to these CMBS. CRIIMI MAE and Morgan Stanley also agreed to a standstill period, now extended through April 15, 1999, regarding seven classes of Subordinated CMBS issued by Morgan Stanley Capital I Inc. Series 1998-WF2. On March 5,
1999, the CBO-2 BBB Bonds with $205.8 million face amount and a coupon rate of 7% were sold in a transaction accounted for as a financing by the Company rather than a sale. Of the $159.0 million of net sale proceeds, $141.2 million was used to repay borrowings under the agreement with Morgan Stanley and $17.8 million was paid to CRIIMI MAE.

(5) The increase in the anticipated yield resulted from the reallocation of a portion of the CBO-1 asset basis in conjunction with the CBO-2 resecuritization.

(6) Fair value has been calculated as described above in footnote (1) to the table on CMBS Fair Value.

INSURED MORTGAGE SECURITIES

     As of December 31, 1998, the Company had $488.1 million (at fair value ) invested in mortgage securities and insured loans, consisting of GNMA Mortgage-Backed Securities and FHA-Insured Loans, as well as Federal Home Loan Mortgage Company (Freddie Mac) participation certificates that are collateralized by GNMA Mortgage-Backed Securities. As of December 31, 1998, approximately 18% of CRIIMI MAE's investment in mortgage securities were FHA-Insured Certificates and 82% were GNMA Mortgage-Backed Securities (including certificates that collateralize Freddie Mac participation certificates). See Notes 1 and 7 to Notes to Consolidated Financial Statements.

INVESTMENT IN ORIGINATED LOANS

     As of December 31, 1998, the Company had $499.1 million (at amortized cost) invested in commercial mortgage loans primarily originated through the Company's mortgage loan conduit programs and subsequently securitized in CMO-IV. Because the bonds sold in CMO-IV are subject to certain call options, under FAS 125, the entire transaction is accounted for as a financing instead of a sale and the mortgage loans are reflected on the Company's balance sheet. See "BUSINESS-Loan Originations and Securitizations" and Notes 1 and 6 to Notes to Consolidated Financial Statements.

     As of December 31, 1998, the originated mortgage loans were secured by properties of the types and at the locations identified below:


Property Type               Percentage(1)             Geographic Location(2)                  Percentage(1)
-------------               -------------             ----------------------                  -------------
Multifamily...........           38%                  Michigan.....................                 20%
Hotel.................           26%                  Texas........................                  8%
Retail................           20%                  Illinois.....................                  7%
Office................           11%                  Connecticut..................                  6%
Other.................            5%                  California...................                  6%
                                ---                   Maryland.....................                  6%
                                                      Other(3).....................                 47%
                                                                                                   ---
   Total..................      100%                  Total.....................                   100%
                                ---                                                                ---
                                ---                                                                ---

---------------
(1) Based on a percentage of the total unpaid principal balance of the loans.

(2) No significant concentration by region.

(3) No other state makes up more than 5% of the total.

EQUITY INVESTMENTS

     As of December 31, 1998, the Company had approximately $42.9 million in investments accounted for under the equity method of accounting. Included in equity investments are (a) CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, which owns all of the general partnership interests in American Insured Mortgage Investors L.P., American Insured Mortgage Investors L.P.-Series 85, American Insured Mortgage Investors L.P.-Series 86 and American Insured Mortgage Investors L.P.-Series 88 (collectively the "AIM Funds"), (b) CRIIMI MAE and CM Management each own 50% of the limited partnership interest that owns a 20% limited partnership interest in the adviser to the AIM Funds, (c) CRIIMI MAE's interest in CRIIMI MAE Services Inc., and (d) CRIIMI MAE's interest in CMSLP. See Note 1 to Notes to Consolidated Financial Statements.

RISK FACTORS. THE FOLLOWING RISK FACTORS ADDRESS RISKS RELATING PRIMARILY TO THE COMPANY AND ITS OPERATIONS DURING THE PENDENCY OF THE BANKRUPTCY. BECAUSE IT IS NOT POSSIBLE TO PREDICT THE OUTCOME OF THE CHAPTER 11 FILING AND THERE CAN BE NO ASSURANCE AS TO WHEN OR IF THE COMPANY WILL RESUME BUSINESS ACTIVITIES THAT IT HAS SUSPENDED DURING THE BANKRUPTCY, THE FOLLOWING DISCUSSION DOES NOT ADDRESS RISKS RELATING TO THE RESUMPTION OF THE COMPANY'S SUBORDINATED CMBS ACQUISITION, LOAN ORIGINATION OR SECURITIZATION PROGRAMS.

EFFECT OF BANKRUPTCY FILING; ABILITY TO CONTINUE AS A GOING CONCERN

     Since filing for bankruptcy, CRIIMI MAE has suspended its Subordinated CMBS acquisition, origination and securitization operations, but continues to service mortgage loans through CMSLP. Accordingly, the Company's results of operations during the pendency of the bankruptcy are expected to differ materially from the Company's performance prior to bankruptcy. Moreover, depending upon when and if any of these activities is resumed by the Company, the Company's future performance will differ materially from its present operations.

     The Company's ability to resume the acquisition of Subordinated CMBS, as well as its loan origination and securitization programs, depends to a significant degree on its ability to obtain additional capital and emerge from bankruptcy as a successfully reorganized company. The Company's ability to access the necessary additional capital will be affected by a number of factors, many of which are not in the Company's control. These include the cost of such capital, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, general economic conditions, perceptions in the capital markets of the Company's business, covenants under the Company's current and future debt securities and credit facilities, results of operations, leverage, financial condition and business prospects. Currently, CRIIMI MAE is exploring a variety of possible capital sources, including bank debt, high yield bond financing and equity capital. However, the Company can give no assurances as to whether or when it will obtain the necessary capital or the terms upon which such capital can be obtained.

     The Bankruptcy Court has entered an order extending the Company's exclusive right to file a plan of reorganization through May 11, 1999 and has set a hearing for such date with respect to the extension of the exclusivity periods through August 2, 1999 for filing a plan of reorganization and through October 3, 1999 for soliciting acceptances thereof. A number of parties have indicated potential opposition to any such extension. Management expects to file a plan of reorganization during the summer of 1999, which would contemplate the Company's emergence from bankruptcy later in 1999. There can be no assurance at this time, however, that a plan of reorganization will be proposed by the Company during such time or that such plan will be confirmed and consummated. After the expiration of the exclusivity period, any party-in-interest has the right to propose alternative plans of reorganization. The consummation of a plan of reorganization will require the requisite vote of impaired creditors and shareholders under the Bankruptcy Code (unless the proponent of the plan invokes the so-called "cramdown" provisions of the Bankruptcy Code) and confirmation of the plan by the Bankruptcy Court. See "LEGAL PROCEEDINGS-Bankruptcy Proceedings."

     At this time, it is not possible to predict the outcome of the Chapter 11 filing, in general, or its effects on the business of the Company or on the claims and interests of creditors and shareholders. In addition, the Company's independent public accountants have issued a report expressing substantial doubt about the Company's ability to continue as a going concern. See "REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS."

RISK OF LOSS OF REIT STATUS

     See "BUSINESS-Effect of Chapter 11 Filing on REIT Status and Other Tax Matters" for a discussion.

TAXABLE MORTGAGE POOL RISK

     See "BUSINESS-Effect of Chapter 11 Filing on REIT Status and Other Tax Matters" for a discussion.

SUBSTANTIAL INDEBTEDNESS; LEVERAGE

     The Company has substantial indebtedness. As of December 31, 1998, the Company's total consolidated indebtedness was $2.1 billion, of which $1.1 million was recourse debt to the Company (i.e. not match-funded debt). This high level of debt limits the Company's ability to obtain additional financing, reduces income available for distributions to the extent income from assets purchased with borrowed funds fails to cover the cost of the borrowings, restricts the Company's ability to react quickly to changes in its business and makes the Company more vulnerable to economic downturns.

RISKS OF OWNING SUBORDINATED CMBS

     As an owner of the most subordinate tranches of CMBS, the Company will be the first to bear any loss and the last to have a priority right to the cash flow of the related mortgage pool. For example, if the Company owns a $10 million subordinated interest in an issuance of CMBS consisting of $100 million of mortgage loan collateral, a 7% loss on the underlying mortgage loans will result in a 70% loss on the subordinated interest.

     The Company's Subordinated CMBS can change in value due to a number of economic factors. These factors include changes in the underlying real estate, fluctuations in Treasury rates, and changes in CMBS pricing spreads. Changes in the credit quality of the properties securing the underlying mortgage loans can result in interest payment shortfalls, to the extent there are mortgage payment delinquencies, and principal losses, to the extent that there are payment defaults and the principal is not fully recovered. These changes can result in permanent changes in the value of the CMBS and the Company's anticipated yield if the losses are in excess of those previously estimated. CMBS securities are priced as a spread above the Treasury rate with a comparable maturity. The value of CMBS securities can be affected by changes in interest rates, as well as changes in the spread between such CMBS and the comparable Treasury security. For example, the spread to a comparable Treasury of a CMBS security may have increased from 400 basis points to 500 basis points. If the Treasury security with a comparable maturity had a yield of 5% then, in this example, the yield on a CMBS security would have changed from 9% to 10% and accordingly, the value of such CMBS security would have declined. Generally, increases in interest rates or spreads will result in temporary changes in the value of the Subordinated CMBS assuming that the Company has the ability to hold its CMBS investments until their maturity. However, the Company has historically been unable to obtain financing at the time of acquisition that matches the maturity of the related investments, resulting in a periodic need to obtain short-term financing secured by the Company's CMBS. The inability to refinance this short-term financing with match-funded financing or a decline in the value of the collateral securing such short-term indebtedness could result in a situation where the Company is required to sell CMBS securities or provide additional collateral, which could have an adverse effect on the Company and its financial position and results of operations.

LIMITED PROTECTION FROM HEDGING TRANSACTIONS

     To minimize the risk of interest rate changes on its variable-rate debt, the Company follows a policy to hedge at least 75% of its variable-rate debt with interest rate protection agreements in order to provide a ceiling on the amount of interest expense payable by the Company. As of December 31, 1998, 79% of the Company's outstanding variable-rate debt was hedged with interest rate protection agreements that partially limit the impact of rising interest rates above a certain defined threshold, or strike price. When these interest rate protection agreements expire, the Company will have increased interest rate risk unless it is able to enter into replacement interest rate protection agreements. As of December 31, 1998, the weighted average remaining term for the interest rate protection agreements was approximately two years with a weighted average strike price of 6.6%. There can be no assurance that the Company will be able to maintain interest rate protection agreements to meet its 75% hedge policy on satisfactory terms or to adequately protect against rising interest rates. In addition, the Company does not currently hedge against all interest rate risks, including increases in interest rate spreads, which adversely affect the value of its CMBS assets.

RISK OF FORECLOSURE ON PLEDGED CMBS

     Additionally, changes in interest rates, as well as changes in market spreads, may cause the value of the Company's CMBS portfolio to decrease. A decrease in the market value of these assets may cause lenders to seek relief from the automatic stay provision of the Bankruptcy Code to foreclose on the collateral or to take other action.

LIMITED LIQUIDITY OF SUBORDINATED CMBS MARKET

     There is currently no active secondary trading market for Subordinated CMBS. This limited liquidity results in uncertainty in the valuation of the Company's portfolio of Subordinated CMBS. In addition, even if the market for Subordinated CMBS fully recovers, during adverse market conditions, the liquidity of such market may again be severely limited, which would impair the amount the Company could realize if it were required to sell a portion of its Subordinated CMBS. Furthermore, management's estimate of the value of its securities could vary significantly from the value that could be realized in a current transaction between a willing buyer and a willing seller in other than a forced sale or liquidation.

PENDING LITIGATION

     Since the Petition Date, material litigation has commenced before the Bankruptcy Court between the Company and certain of its secured creditors, including Merrill Lynch, Morgan Stanley and Citicorp. In addition, the Company is aware that certain plaintiffs filed 20 separate class action civil lawsuits. On March 9, 1999, the District Court ordered the consolidation of the complaints in the United States District Court for the District of Maryland filed against certain officers and directors of the Company between October 7, 1998 and November 30, 1998. Although CRIIMI MAE was not named as a defendant in such suits, the Company has an obligation to indemnify the officer and director defendants. The Company intends to defend vigorously the claims asserted in all of the foregoing lawsuits; however, there can be no assurance of, nor can CRIIMI MAE predict with any degree of certainty, the ultimate outcome of such litigation. See "LEGAL PROCEEDINGS."

INVESTMENT COMPANY ACT RISK

     Under the Investment Company Act of 1940, as amended (the "Investment Company Act"), an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. However, as described below, companies that are primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate ("Qualifying Interests") are exempted by the Investment Company Act.

     To qualify for the Investment Company Act exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests (the "25% Requirement") or other real estate-related assets ("Other Real Estate Interests"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities and originated loans constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. As a result of obtaining such right, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of December 31, 1998, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

     If the SEC or its staff were to take a different position with respect to whether such Subordinated CMBS constitute Qualifying Interests, the Company could, among other things, be required either (i) to change the manner in which it conducts its operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on the Company. If the Company were required to change the manner in which it conducts its business, it would likely have to dispose of a significant portion of its Subordinated CMBS or acquire significant additional assets that are Qualifying Interests. Alternatively, if the Company were required to register as an investment company, it expects that its operating expenses would significantly increase and that the Company would have to reduce significantly its indebtedness, which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms.

     Further, if the Company were deemed an unregistered investment company, the Company could be subject to monetary penalties and injunctive relief. The Company would be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period the Company was deemed an unregistered investment company. In addition, as a result of the Company's Chapter 11 filing, the Company is limited in possible actions it may take in response to any need to modify its business plan in order to register as an investment company, or avoid the need to register. Certain dispositions or acquisitions of assets would require Bankruptcy Court approval. Also, any forced sale of assets that occurs after the bankruptcy stay is lifted would change the Company's asset mix, potentially resulting in the need to register as an investment company under the Investment Company Act or take further steps to change the asset mix. Any such results would be likely to have a material adverse effect on the Company.

EFFECT OF ECONOMIC RECESSION ON LOSSES AND DEFAULTS

     Economic recession may increase the risk of default on commercial mortgage loans and correspondingly increase the risk of losses on the Subordinated CMBS backed by such loans. Economic recession may also cause reduced demand for commercial mortgage loans. This in turn may cause declining values of commercial real estate securing the outstanding mortgage loans, weakening collateral coverage and increasing the possibility of losses in the event of a default.

YEAR 2000

     The Year 2000 issue is a computer programming issue that may affect many electronic processing systems. Until relatively recently, in order to minimize the length of data fields, most date-sensitive programs eliminated the first two digits of the year. This issue could affect information technology ("IT") systems and date sensitive embedded technology that controls certain systems (such as telecommunications systems, security systems, etc.) leaving them unable to properly recognize or distinguish dates in the twentieth and twenty-first centuries. This treatment could result in significant miscalculations when processing critical date-sensitive information relating to dates after December 31, 1999.

     CRIIMI MAE is currently in the process of assessing and testing Year 2000 compliance of its IT systems, which include software systems to service mortgage loans, administer securitizations and manage mortgage assets, as well as software systems used for internal accounting purposes. A majority of the IT systems used by the Company are licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. CRIIMI MAE has applied upgrades and has completed a substantial amount of compliance testing as of March 31, 1999. The Company anticipates that all year 2000 testing will be completed in the second quarter of 1999. There can be no assurance, however, that the Company's IT systems will be Year 2000 compliant by December 31, 1999.

     The Year 2000 issue may also affect CRIIMI MAE's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The failure of any such systems to be Year 2000 compliant could be material to the Company. The Company does not currently anticipate that any material expenditure will be necessary to remediate the Company's embedded technology systems.

     The potential impact of the Year 2000 issue depends not only on the corrective measures CRIIMI MAE has undertaken and will undertake, but also on the ways in which the Year 2000 issue is addressed by third parties with whom CRIIMI MAE directly interfaces or whose financial condition or operations are important to CRIIMI MAE, including government agencies, financial institutions, creditors, borrowers and others involved in the CMBS industry. CRIIMI MAE has initiated communications with third parties with which it directly interfaces to evaluate the risk of their failure to be Year 2000 compliant and the extent to which CRIIMI MAE may be vulnerable to such failure. Although the Company has received positive responses from those third parties that have been contacted, there can be no assurance that the systems of these third parties or those who have not yet been contacted will be Year 2000 compliant by December 31, 1999. The failure of these third parties to be Year 2000 compliant could have a material adverse effect on the operations of CRIIMI MAE.

     The Company believes that its greatest risk with respect to the Year 2000 issue relates to failures by third parties to be Year 2000 compliant. In addition to risks posed by third parties with which the Company interfaces directly, risks are created by third parties providing services to large segments of society. The failure of third parties to be Year 2000 compliant could, among other things, cause disruptions in the capital and real estate markets and borrower defaults on real estate loans underlying mortgage-backed securities. With respect to the systems used directly by the Company, the Company believes that its greatest exposure to the Year 2000 issue involves the Company's loan servicing operations, which rely on computers to process and manage loans. The Company has applied a vendor upgrade and has substantially completed compliance testing on the upgrade. However, any failure of these systems to be Year 2000 compliant could have a material adverse effect on the Company's loan servicing operations.

     The cost of IT and embedded technology systems testing and upgrades is not expected to be material to CRIIMI MAE's consolidated operating results. The Company estimates incurring total costs of approximately $300,000 for the Year 2000 assessment and compliance testing, which will be recorded as noninterest expense. Currently, the Company also estimates the cost of system upgrades purely in relation to the Year 2000 issue will be immaterial.

     Although CRIIMI MAE has substantially completed its compliance testing and remediation, it is also in the process of developing contingency plans for the risks of the failure of the Company or third parties to be Year 2000 compliant. Management intends to complete contingency plans for the Year 2000 issue during the second quarter of 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

ITEM 2.   PROPERTIES

     CRIIMI MAE leases its corporate offices at 11200 Rockville Pike, Rockville, Maryland. As of March 29, 1999, these offices occupy approximately 68,500 square feet.


ITEM 3.   LEGAL PROCEEDINGS

BANKRUPTCY PROCEEDINGS

     On the Petition Date, the Debtors each filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. These cases are being jointly administered for procedural purposes. None of the cases has been substantively consolidated. Under the Bankruptcy Code, the Debtors are authorized to manage their respective affairs and operate their businesses as debtors-in-possession while they attempt to develop a reorganization plan that will restructure their financial affairs and allow them to emerge from bankruptcy. As a debtor-in-possession under the Bankruptcy Code, no Debtor may engage in any transaction outside the ordinary course of business without the approval of the Bankruptcy Court. The following discussion describes certain aspects of the Chapter 11 cases of the Debtors (the "Chapter 11 Cases"), but it is not intended to be a complete summary.

     Pursuant to the Bankruptcy Code, the commencement of the Chapter 11 Cases created an automatic stay, applicable generally to creditors and other parties in interest, but subject to certain limited exceptions, of: (i) the commencement or continuation of judicial, administrative or other actions or proceedings against the Debtors that were or could have been commenced prior to the commencement of the Chapter 11 Cases; (ii) the enforcement against the Debtors or their property of any judgments obtained prior to the commencement of the Chapter 11 Cases; (iii) the taking of any action to obtain possession of property of the Debtors or to exercise control over such property; (iv) the creation, perfection or enforcement of any lien against the property of the bankruptcy estates of the Debtors; (v) any act to create, perfect or enforce against the property of the Debtors any lien that secures a claim that arose prior to the commencement of the Chapter 11 Cases; (vi) the taking of any action to collect, assess or recover claims against the Debtors that arose before the commencement of the Chapter 11 Cases; (vii) the set-off of any debt owing to the Debtors that arose prior to the commencement of the Chapter 11 Cases against any claim against the Debtors; or (viii) the commencement or continuation of a proceeding before the United States Tax Court concerning the Debtors. Any entity may apply to the Bankruptcy Court, upon appropriate showing of cause, for relief from the automatic stay.

     As noted above, the Debtors are authorized to manage their respective properties and operate their respective businesses pursuant to the Bankruptcy Code. During the course of the Chapter 11 Cases, the Debtors will be subject to the jurisdiction and supervision of the Bankruptcy Court. The United States Trustee has appointed (i) an official committee of Unsecured Creditors in the CRIIMI MAE Chapter 11 case, (ii) an official committee of Unsecured Creditors in the Management Chapter 11 case and (iii) an official committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case (collectively, the "Committees"). The Committees are expected to participate in the formulation of the plans of reorganization for the respective Debtors. The Debtors are required to pay certain expenses of the Committees, including professional fees, to the extent allowed by the Bankruptcy Court.

     Under the Bankruptcy Code, for 120 days following the Petition Date, only the debtor-in-possession has the right to propose and file a plan of reorganization with the Bankruptcy Court. If a debtor-in-possession files a plan of reorganization during this exclusivity period, no other party may file a plan of reorganization until 180 days following the Petition Date, during which period the debtor-in-possession has the exclusive right to solicit acceptances of the plan. If a debtor-in-possession fails to file a plan during the exclusivity period or such additional exclusivity period as may be ordered by the Bankruptcy Court or, after such plan has been filed, fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditors' committee, an equity security holders' committee, a creditor or an equity security holder may file a plan of reorganization for such debtor. Additionally, if the Bankruptcy Court were to appoint a trustee, the exclusivity period, if not previously terminated, would terminate.

     The Debtors did not file a plan of reorganization during the initial exclusivity period; however, the Bankruptcy Court has entered an order extending the Company's exclusive right to file a plan of reorganization through May 11, 1999. The Bankruptcy Court has set a hearing for May 11, 1999 with respect to a further extension of the exclusivity periods through August 2, 1999 for filing a plan of reorganization and through October 3, 1999 for soliciting acceptances thereof. A number of parties have indicated potential opposition to any such extension.

     After a plan of reorganization has been filed with the Bankruptcy Court, it will be sent, together with a disclosure statement approved by the Bankruptcy Court after notice and a hearing, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of any plan by impaired classes of creditors and equity security holders, the Bankruptcy Court, after notice and a hearing, will consider whether to confirm the plan. To confirm a plan, the Bankruptcy Court is required to find among other things: (i) with respect to each class of impaired creditors and equity security holders, that each holder of a claim or interest of such class either (A) will, pursuant to the plan, receive or retain property of a value as of the effective date of the plan, that is at least as much as such holder would have received in a liquidation on such date of the Debtors or
(B) has accepted the plan, (ii) with respect to each class of claims or equity security holders, that such class has accepted the plan or is not impaired under the plan, and (iii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the Debtors or any successor unless such liquidation or reorganization is proposed in the plan.

     If any impaired class of creditors or equity security holders does not accept a plan, the proponent of the plan may invoke the so-called "cramdown" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan, notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders, if certain requirements of the Bankruptcy Code are met. These requirements include: (i) the plan does not discriminate unfairly and (ii) the plan is fair and equitable, with respect to each class of claims or interests that is impaired under, and has not accepted, the plan. As used in the Bankruptcy Code, the phrases "discriminate" and "fair and equitable" have narrow and specific meanings and their use herein is qualified in its entirety by reference to the Bankruptcy Code.

BANKRUPTCY RELATED LITIGATION

     The following is a summary of material litigation matters between the Company and certain of its secured creditors that was commenced since the Petition Date. The Company has reached agreement with certain of these creditors, as set forth in greater specificity below.

     MERRILL LYNCH

     As of the Petition Date, the Company owed Merrill Lynch approximately $274.8 million with respect to advances to the Company under an assignment agreement pursuant to which the Company pledged Subordinated CMBS. Borrowings under this assignment agreement are secured by a first priority security interest in certain CMBS issued by CMO-IV, together with all proceeds, distributions and amounts realized therefrom (the "Distributions") (the CMBS pledged to Merrill Lynch and the Distributions are hereafter referred to collectively as the "Merrill Collateral").

     On October 16, 1998, Merrill Lynch filed a motion with the Bankruptcy Court for relief from the automatic stay or, in the alternative, for entry of an order directing the Company to provide adequate protection for its interest in the Merrill Collateral. On October 21, 1998, the Company filed a complaint against Merrill Lynch for turnover of Distributions remitted to Merrill Lynch on October 2, 1998 by LaSalle National Bank, as well as other relief.

     On December 4, 1998, the Bankruptcy Court approved a consent order entered into between the Company and Merrill Lynch. Among other things, pursuant to the consent order, the pending litigation with Merrill Lynch was dismissed without prejudice. The consent order also preserved the portfolio of CMBS pledged as collateral to Merrill Lynch and provided for the Company to receive distributions of 50 percent of the monthly cash flow from those CMBS, net of interest payable to Merrill Lynch. The 50 percent of distributions received by Merrill Lynch is to be applied to reduce principal. Such arrangement will remain in effect until the earlier of a further order of the Bankruptcy Court affecting the arrangement or the effective date of a plan of reorganization of the Company.

     MORGAN STANLEY

     As of the Petition Date, the Company owed Morgan Stanley approximately $182.4 million with respect to advances to the Company under an agreement pursuant to which the Company pledged CMBS. The borrowings under this agreement are secured by certain CMBS, including (i) CRIIMI MAE Commercial Mortgage Trust, Series 1998-C1, Class B and C Certificates (collectively or any portion thereof, the "CBO-2 BBB Bonds") and (ii) Morgan Stanley Capital I Inc., Series 1998-W2, Class F, G, H, J, K, L and M Certificates (collectively or any portion thereof, the "Wells Fargo Bonds" and, together with the CBO-2 BBB Bonds, the "Morgan Collateral").

     On October 6, 1998, Morgan Stanley advised the Company that it was exercising alleged ownership rights over the Morgan Collateral. On October 20, 1998, the Company filed an adversary proceeding against Morgan Stanley alleging, among other things, that Morgan Stanley violated the automatic stay and seeking turnover of the Morgan Collateral.

     On January 12, 1999, the Company and Morgan Stanley agreed upon and filed with the Bankruptcy Court a stipulation and consent order, which was approved by the Bankruptcy Court and entered on January 26, 1999. The consent order provided, among other things, for the following: (i) an agreed sale procedure for the CBO-2 BBB Bonds during a specified sale period; (ii) the payment of a portion of the sale proceeds of the CBO-2 BBB Bonds to the Company; (iii) a standstill period relating to the Wells Fargo Bonds through March 31, 1999 unless otherwise extended by the Company and Morgan Stanley, during which time Morgan Stanley may not sell, pledge, encumber or otherwise transfer the Wells Fargo Bonds and (iv) the postponement of the litigation with Morgan Stanley while the parties seek a permanent resolution of their disputes. On March 5, 1999, the CBO-2 BBB Bonds were sold. Of the $159.0 million in net sale proceeds, $141.2 million was used to repay the Company's borrowings under the agreement with Morgan Stanley, and $17.8 million was paid to CRIIMI MAE. As a result of the transaction, CRIIMI MAE's litigation against Morgan Stanley has been resolved with respect to the CBO-2 BBB Bonds to the satisfaction of both parties. The Company and Morgan Stanley have agreed to extend the standstill period with respect to the Wells Fargo Bonds through April 15, 1999. At the end of this standstill period, Morgan Stanley has until April 25, 1999 to respond to the Company's complaint and resume litigation with respect to the Wells Fargo Bonds, unless the standstill period is further extended by the parties or an agreement between the parties is reached.

     CITICORP AND CITIBANK

     In addition to the Citibank Program pursuant to which the Company originated loans, as previously discussed, the Company also has a financing arrangement with Citicorp pursuant to which the Company pledged CMBS.

     On October 13, 1998, Citicorp demanded from Norwest Bank Minnesota, N.A. ("Norwest") the immediate transfer of certain CMBS (the "Retained Bonds") issued pursuant to CMO-IV. Norwest served as indenture trustee. The Retained Bonds are collateral for amounts advanced to the Company by Citicorp under the financing arrangement. As of the Petition Date, the Company owed Citicorp $79.1 million under the facility.

     On October 15, 1998, the Company filed an emergency motion to enforce the automatic stay against Norwest and Citicorp. Pursuant to an Order dated October 23, 1998, the Bankruptcy Court prohibited Citicorp from selling the Retained Bonds without further order of the Bankruptcy Court. On October 23, 1998, Citicorp requested an emergency hearing regarding the October 23 Order, and on November 2, 1998, the Company filed a complaint against Citicorp seeking, among other things, a declaratory judgment as to whether the automatic stay applies to actions taken by Citicorp with respect to the Retained Bonds.

     On March 11, 1999, the Company finalized agreements with Citicorp and Citibank pursuant to which the parties agreed to adjourn the pending litigation for a four month period. One of the agreements also provides that Salomon Smith Barney, in cooperation with CRIIMI MAE, will sell two classes of investment grade CMBS from CMO-IV constituting a portion of the collateral securing advances under the Citicorp financing arrangements. In addition, Citibank, in cooperation with CRIIMI MAE, will sell commercial mortgages originated last year under the Citibank Program, provided that the sale results in CRIIMI MAE receiving minimum net proceeds of not less than $3.5 million, after satisfying certain amounts due to Citibank, from the amount held in the reserve account. The minimum net proceeds provision may be waived by agreement of the Company, the Unsecured Committee and the Equity Committee. The agreements with Citicorp and Citibank were approved by the Bankruptcy Court by stipulations and consent orders entered on April 5, 1999.

     A related interpleader action between Norwest, the Company and Citicorp, which was initiated on October 20, 1998 by Norwest to determine whether the Company or Citicorp is the rightful owner of funds that were to have been paid by Norwest, as indenture trustee, remains pending before the Bankruptcy Court. During the pendency of this matter, certain payments on the related bonds are held in an account controlled by the Bankruptcy Court. No trial date has been set for this matter.

ARRANGEMENTS WITH OTHER CREDITORS

     In addition to the foregoing, the Company has had discussions with other secured creditors against whom the Company was not engaged in litigation. One such creditor is German American Capital Corporation ("GACC"). On February 3, 1999, the Bankruptcy Court approved an Amended Consent Order between the Company and GACC that provides for the following: (a) acknowledgement that GACC has a valid perfected security interest in its collateral; (b) authority for GACC to hedge its loan, subject to a hedge cost cap; and (c) as adequate protection, sharing of cash collateral on a 50/50 basis, after payment of interest expense, with the percentage received by GACC to be applied to reduce principal and pay certain hedge costs, if any. In addition, the Company is prohibited from using GACC's cash collateral for certain purposes, including loan originations and Subordinated CMBS acquisitions.

     The Company has also had discussions with First Union National Bank ("First Union"). First Union, a creditor of both the Company and CM Management, is asserting substantial secured and unsecured claims. On or about March 23, 1999, First Union filed in each of the Company's and CM Management's Chapter 11 cases a motion for relief from the automatic stay pursuant to section 362(d) of the United States Bankruptcy Code. On or about March 26, 1999, First Union requested that the Court dismiss without prejudice both motions. The Company and First Union continue to have discussions aimed at resolving the open issues between the parties, including, but not limited to, the validity of First Union's liens, adequate protection of First Union's interests and an appropriate sharing of what First Union asserts is its cash collateral. There can, however, be no assurance that the Company and First Union will reach an agreement.

SHAREHOLDER LITIGATION

     The Company is aware that certain plaintiffs (collectively, the "Plaintiffs") filed 20 separate class action civil lawsuits (the "Complaints") in the United States District Court for the District of Maryland (the "District Court") against certain officers and directors of the Company between October 7, 1998 and November 30, 1998. Two additional complaints filed in other Federal Courts have been dismissed without prejudice. The Complaints name as defendants William B. Dockser, as Chairman of the Board of Directors of CRIIMI MAE, and H. William Willoughby as a member of the Board of Directors and/or an officer of CRIIMI MAE. In addition, a majority of the Complaints name Cynthia O. Azzara as a defendant as an officer of CRIIMI MAE. Several of the Complaints also name Garrett G. Carlson, Sr., G. Richard Dunnells and Robert J. Merrick as defendants as members of both the Board of Directors and the Audit Committee of CRIIMI MAE. Although CRIIMI MAE and CM Management have not been named as defendants, both companies are subject to indemnity obligations to the defendants under the provisions of their respective constituent documents and applicable state law and, with respect to Messrs. Dockser and Willoughby and Ms. Azzara, their employment contracts. CRIIMI MAE has directors and officers liability insurance policies that have a combined coverage limit of $20 million.

     Each Complaint alleges generally that the named defendants violated Section 10(b) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") by, among other things, making false statements of material facts and failing to disclose certain material facts concerning, among other things, CRIIMI MAE's ability to meet the earnings estimates of analysts and to meet collateral calls from lenders. The Complaints also generally allege that the named defendants violated Section 20(a) of the Exchange Act because each named defendant was allegedly a "controlling person" as that term is defined under
Section 20(a).

     The relief sought in each Complaint includes all or substantially all of the following: (i) certification of a class under Rule 23 of the Federal Rules of Civil Procedure; (ii) certification of the named plaintiff as a class representative and/or as lead plaintiff and its counsel as lead counsel and/or class counsel; (iii) entry of a finding that the defendants violated federal law, including federal securities laws; (iv) award of monetary damages, including compensatory and rescissionary damages against all defendants jointly and severally, including punitive damages where appropriate, and pre-judgment and post-judgment interest running from the date of the wrongs alleged to the date of judgment; (v) award to the plaintiff of costs, expenses and disbursements incurred in the action, including reasonable attorneys' fees and experts' fees; (vi) award to the plaintiff of extraordinary, equitable and/or injunctive relief as permitted by law, equity, and federal statutory provisions and state law remedies to attach, impound or otherwise restrict the defendants' assets; (vii) award to the plaintiff of such other relief as the District Court deems just and proper or as the District Court otherwise requires; and (viii) trial by jury.

     A group of putative members of the class of individuals who allegedly suffered damages, as described in the Complaints, filed a motion requesting the District Court to appoint a group of 13 individual Plaintiffs as lead plaintiffs under the Private Securities Litigation Reform Act of 1995 (the "Motion"). The Motion also requests the District Court, to approve, among other things, certain law firms as counsel to the lead plaintiffs and the consolidation of the twenty
(20) pending law suits into a single action. Defendants Dockser, Willoughby and Azzara have opposed the Motion to the extent that it seeks appointment of lead plaintiffs and approval of their selection of counsel. On March 9, 1999, the District Court ordered the consolidation of the Complaints. The District Court deferred a decision on the Motion, to the extent that it seeks the appointment of lead plaintiffs and approval of their selection of counsel, until a later date.

     CRIIMI MAE and the defendants are continuing to investigate the allegations in the Complaints. The defendants intend to defend vigorously the claims asserted in the Complaints. CRIIMI MAE cannot predict with any degree of certainty the ultimate outcome of such litigation.

EDGE PARTNERS SETTLEMENT

     In February 1996, Edge Partners, L.P. ("Edge Partners"), on behalf of CRIIMI MAE, filed a First Amended Class and Derivative Complaint (the "Derivative Complaint") in the United States District Court for the District of Maryland, Southern Division (the "District Court"). The Derivative Complaint named as defendants each of the individuals who served on the CRIIMI MAE board of directors at the time of the Merger and CRIIMI MAE as a nominal defendant. The Company was subject to indemnity obligations to the directors under provisions of its constituent documents. In addition, the Company had directors and officers liability insurance policies with a combined coverage limit of $5 million.

     Count I of the Derivative Complaint alleged violations of Section 14(a) of the Exchange Act for issuing a materially false and misleading proxy in connection with the Merger and alleged derivatively on behalf of CRIIMI MAE a breach of fiduciary duty owed to CRIIMI MAE and its shareholders. Edge Partners sought, among other relief, that unspecified damages be accounted to CRIIMI MAE, that the shareholder vote in connection with the Merger be null and void and that certain salaries and other remuneration paid to the directors be returned to the Company.

     On June 16, 1998, the District Court approved a settlement agreement (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Company agreed to make certain disclosures relating to alleged conflicts between two directors and the Company in connection with the Merger transaction and adopted a non-binding policy relating generally to the approval of certain interested transactions. Among other things, the non-binding policy adopted by the Company's board of directors imposes certain conditions on the board's approval of transactions between the Company and any director, officer or employee who owns greater than 1% of the outstanding common shares of the Company. Such conditions generally include: (1) approval by written resolution of any transaction involving an amount in excess of $5 million in any year adopted by a majority of the members of the board having no personal stake in the transaction; and (2) in the case of any such transaction in excess of $15 million in any year, consideration by the board as to the formation of a special committee of the board, to be comprised of at least two directors having no personal stake in such transaction.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1998.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

MARKET DATA

     CRIIMI MAE's common stock is listed on the New York Stock Exchange (symbol
CMM). As of March 16, 1999, there were approximately 2,282 holders of record of the Company's common stock. The following table sets forth the high and low closing sales prices and the dividends per share for CRIIMI MAE's common stock during the periods indicated:

                                                     1998
---------------------------------------------------------------------------------------------
                           Sales Price                                       Dividends
Quarter Ended                 High                  Low                      per Share

------------------         ------------         ------------           ----------------------
March 31                     $16 1/16             $ 14 7/8                  $    0.37
June 30                       15 3/4                13 7/8                       0.40
September 30                  14 15/16               8 5/8                       0.40
December 31                    7 1/8                 1 1/4                          -(1)
                                                                             ---------
                                                                             $   1.17
                                                                             ---------
                                                                             ---------

                                                    1997

---------------------------------------------------------------------------------------------
                           Sales Price                                       Dividends
Quarter Ended                 High                  Low                      per Share

------------------         ------------         ------------           ----------------------
March 31                     $ 18 1/8             $ 12 3/4                  $    0.35
June 30                        16 5/8               13 7/8                       0.35
September 30                   17 9/16              15 11/16                     0.35
December 31                    16 1/2               13 7/8                       0.37
                                                                            ---------
                                                                            $    1.42
                                                                            ---------
                                                                            ---------



(1) During the pendency of the Chapter 11 proceedings, the Company is prohibited from paying dividends without first obtaining Bankruptcy Court approval.

ITEM 6.           SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

                                                    For the years ended December 31,

                                        1998          1997         1996         1995         1994
                                        ----          ----         ----         ----         ----
                                                  (In thousands, except per share data)
TAX BASIS ACCOUNTING
Interest Income:
     Subordinated CMBS                 $ 184,947    $  86,166    $  43,632    $  11,846    $   1,163
     Insured Mortgage Securities          43,063       49,342       54,827       62,020       60,622
     Originated Loans                     20,570         --           --           --           --
                                       ---------    ---------    ---------    ---------    ---------
     Total interest income               248,580      135,508       98,459       73,866       61,785
                                       ---------    ---------    ---------    ---------    ---------
Interest and related expenses            161,890       79,574       64,503       52,231       39,077
                                       ---------    ---------    ---------    ---------    ---------
Net interest margin                       86,690       55,934       33,956       21,635       22,708
                                       ---------    ---------    ---------    ---------    ---------
Capital gains                              1,746        7,815        9,618        5,442       11,023
Other income                              12,309        6,256        6,410        4,938        3,160
Other operating expenses                 (14,440)      (9,464)      (7,451)      (6,727)      (7,285)
Realized loss on reverse
  repurchase obligation                   (4,503)        --           --           --           --
Write-off of capitalized
  origination costs                       (3,284)        --           --           --           --
Reorganization Items                      (2,705)        --           --           --           --
                                       ---------    ---------    ---------    ---------    ---------
                                         (10,877)       4,607        8,577        3,653       6,898
                                       ---------    ---------    ---------    ---------    ---------

Tax basis income before preferred
  dividends                            $  75,813    $  60,541    $  42,533    $  25,288    $  29,606
Dividends paid or accrued on
  preferred shares                        (6,998)      (6,473)      (3,526)        --           --
                                       ---------    ---------    ---------    ---------    ---------
Tax basis income available to common
  Shareholders                         $  68,815    $  54,068    $  39,007    $  25,288    $  29,606
                                       ---------    ---------    ---------    ---------    ---------
                                       ---------    ---------    ---------    ---------    ---------
Tax basis income per share:
     Income before gains
       From CRI Liquidating            $    1.42    $    1.24    $    1.00    $    0.70    $    0.76
     Capital gains from CRI
       Liquidating                            --         0.21         0.27         0.19         0.41
                                       ---------    ---------    ---------    ---------    ---------
Total tax basis income per share       $    1.42    $    1.45    $    1.27    $    0.89    $    1.17
                                       ---------    ---------    ---------    ---------    ---------
                                       ---------    ---------    ---------    ---------    ---------
Tax basis Shares                          48,503       37,334       30,774       28,537       25,310
                                       ---------    ---------    ---------    ---------    ---------
                                       ---------    ---------    ---------    ---------    ---------
Dividends paid on common               $    1.17    $    1.42    $    1.22    $    0.92    $    1.16
                                       ---------    ---------    ---------    ---------    ---------
                                       ---------    ---------    ---------    ---------    ---------


                                                              For the years ended December 31,

                                                    1998        1997          1996         1995         1994
                                                 -------      -------      -------      -------      -------

                                                            (In thousands, except per share data)
ACCOUNTING UNDER GENERALLY ACCEPTED
  ACCOUNTING PRINCIPLES

Statement of Income Data:
 Interest Income:
  Subordinated CMBS                                $143,656     $ 79,670    $ 41,713    $ 11,105     $    976
  Insured Mortgage Securities                        43,063       49,425      56,912      66,115       67,043
  Originated Loans                                   20,588           --          --          --           --
                                                   --------     --------    --------    --------     --------

  Total interest income                             207,307      129,095      98,625      77,220       68,019
                                                   --------     --------    --------    --------     --------

  Interest and related expense                      136,268       77,919      63,079      49,853       39,245
                                                   --------     --------    --------    --------     --------

  Net interest margin                                71,039       51,176      35,546      27,367       28,774

  Gain on sale of CMBS                               28,800           --          --          --           --
  Other income                                        6,897        6,222       7,330       5,504        3,980
  Gain on mortgage securities dispositions            1,196       17,343       9,601       1,502       12,999
  Other operating expenses                          (14,623)      (9,610)     (7,970)     (9,583)      (8,040)
  Amortization of assets acquired in the Merger      (2,878)      (2,878)     (2,882)     (1,435)          --
  Realized loss on reverse repurchase obligation     (4,503)          --          --          --           --
  Unrealized losses on warehouse obligations        (30,378)          --          --          --           --
  Write-off of capitalized origination costs         (3,284)
  Reorganization Items                               (9,857)          --          --          --           --
                                                   --------     --------    --------    --------     --------

                                                    (28,630)      11,077       6,079      (4,012)       8,939
                                                   --------     --------    --------    --------     --------

  Net income before minority interest                42,409       62,253      41,625      23,355       37,713

  Minority interest in net income of
   consolidated Subsidiary                              (40)      (8,065)     (6,386)     (4,821)     (11,703)

  Dividends paid or accrued on preferred
   shares                                            (6,998)      (6,473)     (3,526)         --           --
                                                   --------     --------    --------    --------     --------
  Net income available to common
  shareholders                                     $ 35,371     $ 47,715    $ 31,713    $ 18,534     $ 26,010
                                                   --------     --------    --------    --------     --------

  GAAP basis income  per share - Basic             $   0.75     $   1.29    $   1.03    $   0.65     $   1.07
                                                   --------     --------    --------    --------     --------
                                                   --------     --------    --------    --------     --------
  GAAP basis income  per share - Diluted           $   0.74     $   1.25    $   1.03    $   0.65     $   1.07
                                                   --------     --------    --------    --------     --------
                                                   --------     --------    --------    --------     --------
  Weighted average shares outstanding                47,280       36,993      30,665      28,414       24,249
                                                   --------     --------    --------    --------     --------
                                                   --------     --------    --------    --------     --------


                                                                       As of December 31,

                                                   1998            1997             1996          1995          1994
                                                 -------         -------          -------       -------       -------
                                                                              (In thousands)

Balance Sheet Data:
Mortgage Assets:
  Subordinated CMBS                        $  1,274,186        $1,114,480     $  564,335     $  278,401     $  38,858
  Insured Mortgage Securities                   488,095          605,114         691,110        807,113       857,589
  Investment in Originated Loans                499,076               --              --             --            --
  Total assets                                2,437,918        1,873,305       1,367,245      1,203,303       955,050
  Total debt                                  2,085,722        1,414,932         982,258        854,436       627,248
  Shareholders' equity                          307,877          444,981         346,671        285,704       250,042

The selected consolidated statement of income data presented above for the years ended December 31, 1998, 1997 and 1996, and the selected consolidated balance sheet data as of December 31, 1998 and 1997, were derived from and are qualified by reference to CRIIMI MAE's consolidated financial statements, which have been included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended December 31, 1995 and 1994, and the selected consolidated balance sheet data as of December 31, 1996, 1995 and 1994, were derived from audited financial statements not included as part of this Annual Report on Form 10-K. This data should be read in conjunction with the consolidated financial statements and the notes thereto.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in Item 1 of this Form 10-K that could cause actual results to differ materially.

RESULTS OF OPERATIONS

                                                  For the years ended December 31,

                                                  1998          1997         1996
                                                 -------      -------      -------
                                               (In thousands, except per share data)
Interest Income:
    Subordinated CMBS                          $143,656     $  79,670    $  41,713
    Insured Mortgage Securities                  43,063        49,425       56,912
    Originated Loans                             20,588            --           --
                                               --------     ---------     --------

          Total interest income                 207,307       129,095       98,625
                                               --------     ---------     --------

   Interest and related expense                 136,268        77,919       63,079
                                               --------     ---------     --------

    Net interest margin                          71,039        51,176       35,546

    Gain on sale of CMBS                         28,800            --           --
    Equity in earnings from investments           2,618         3,612        4,432
    Other income                                  4,279         2,610        2,898
    Gain on mortgage securities dispositions      1,196        17,343        9,601
    Other operating expenses                    (14,623)       (9,610)      (7,970)
    Amortization of assets acquired
     in the Merger                               (2,878)       (2,878)      (2,882)
    Realized loss on reverse repurchase
     obligation                                  (4,503)           --           --
    Unrealized losses on warehouse purchase
     obligations                                (30,378)           --           --
    Write-off of capitalized origination costs   (3,284)           --           --
    Reorganization Items                         (9,857)           --           --
                                               --------     ---------     --------

                                                (28,630)       11,077        6,079
                                               --------     ---------     --------

    Net income before minority interest          42,409        62,253       41,625

    Minority interest in net income of
     consolidated Subsidiary                        (40)       (8,065)      (6,386)

    Dividends paid or accrued on
     preferred shares                            (6,998)       (6,473)      (3,526)
                                               --------     ---------     --------
    Net income available to common
      shareholders                             $ 35,371     $  47,715     $ 31,713
                                               --------     ---------     --------
    Adjustments to tax basis income
     (see also Note 8 to Notes to Consolidated
      Financial Statements)                      33,444        6,354         7,294
                                               --------     --------      --------
    Tax basis income available to common
        shareholders                           $ 68,815     $ 54,069      $ 39,007
                                               --------     --------      --------
                                               --------     --------      --------
    GAAP basis income  per share - Basic       $   0.75     $   1.29      $   1.03
                                               --------     --------      -------
                                               --------     --------      --------
     Tax basis income  per share               $   1.42     $   1.45      $   1.27
                                               --------     --------      --------
                                               --------     --------      --------

1998 VERSUS 1997

     INTEREST INCOME - SUBORDINATED CMBS

     Income from Subordinated CMBS increased by approximately $64 million, or 80%, to $143.7 million during 1998 as compared to $79.7 million during 1997. During 1998, the Company increased its CMBS portfolio by acquiring Subordinated CMBS at purchase prices aggregating approximately $853 million during 1998 as compared to the $554 million during 1997. This increase was partially offset by a reduction in income from Subordinated CMBS due to the de-recognition of $132 million face amount of CMBS from CBO-1 in connection with CBO-2 and also the de-recognition of $345 million face amount of CMBS in connection with CBO-2. See
Note 5 to Notes to Consolidated Financial Statements.

     Generally accepted accounting principles ("GAAP") require that interest income generated by Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the Subordinated CMBS. This currently results in income which is lower for financial statement purposes than for tax purposes. Based upon the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the estimated weighted average anticipated unleveraged yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of December 31, 1998 and 1997, was approximately 10% and 11%, respectively. The decrease in anticipated unleveraged yield is primarily due to five Subordinated CMBS acquisitions in 1998 with anticipated unleveraged yields between 8.5% and 8.9% which reduced the overall average of the CMBS portfolio. These returns were determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses and interest expense attributable to the financing of the rated tranches at current interest rates and current borrowing amounts.

     INTEREST INCOME-INSURED MORTGAGE SECURITIES

     Interest income from Insured Mortgage Securities decreased by approximately $6.3 million or 13% to $43.1 million for 1998 from $49.4 million for 1997. This decrease was principally due to the prepayment of 22 mortgage securities held by CRIIMI MAE and its wholly owned subsidiaries for net proceeds aggregating approximately $104.0 million and the sale of four mortgage securities and a portion of a fifth mortgage security for net proceeds aggregating approximately $13.4 million during 1998.

     INTEREST INCOME-ORIGINATED LOANS

     Interest income from originated loans of approximately $20.6 million for 1998 was derived from originated loans included in the CMO-IV securitization. The CMO-IV securitization totaled $496 million face value of conduit loans, a majority of which were "No Lock".

     INTEREST EXPENSE

     Interest expense increased by approximately $58.4 million or 75% to approximately $136.3 million for 1998 from approximately $77.9 million for 1997. This increase was principally a result of increased borrowings in connection with the acquisition of Subordinated CMBS during 1998. Additionally, CRIIMI MAE incurred interest expense in connection with $100 million aggregate principal amount of senior unsecured notes issued during the fourth quarter of 1997 and the issuance of collateralized mortgage obligations in connection with CMO-IV. These increases were partially offset by the impact of $477 million face amount of debt de-recognized from the financial statements in conjunction with CBO-2 in May 1998 and the decrease in the Company's weighted average cost of borrowing to 7.37% in 1998 from 7.68% in 1997, primarily due to a decrease in one-month LIBOR, based on the average, for the year 1997 as compared to the year 1998. Due to the Chapter 11 filing, certain lenders declared defaults or otherwise taken action against the Company with respect to a number of CRIIMI MAE's financing facilities. See "LEGAL PROCEEDINGS" for a discussion of material litigation between the Company and various creditors and agreements the Company has reached with certain of these creditors.

     NET INTEREST MARGIN

     Net interest margin increased by approximately $19.8 million or 39% for 1998 to approximately $71.0 million from approximately $51.2 million for 1997. The net interest margin increase was due primarily to the increase in Subordinated CMBS and, to a lesser extent, income from originated loans, as previously discussed.

     GAIN ON SALE OF CMBS

     In May 1998, CRIIMI MAE completed CBO-2 pursuant to which it sold $468 million of investment grade securities created through the resecuritization of approximately $1.8 billion of its Subordinated CMBS. CRIIMI MAE recognized a gain of approximately $28.8 million on the sale of $345 million face amount investment grade securities sold without call provisions, recognizing CRIIMI MAE's transfer of control on those securities. The sale of $123 million face amount investment grade securities with significant call provisions was treated as a financing and resulted in an unrealized gain of approximately $26 million. Certain of these securities included call provisions to enable CRIIMI MAE to 1) repurchase bonds if market conditions warrant, and 2) call bonds when it is no longer cost effective to service them. The sold investment grade securities treated as a financing, as well as approximately $1.3 billion face amount of investment grade and non-investment grade securities retained by CRIIMI MAE, are now required to be reflected on CRIIMI MAE's balance sheet at their fair market value. Additionally, due to the sale treatment under FAS 125, all remaining Subordinated CMBS and insured mortgage securities are required to be carried at fair market value. This reclassification currently results in a cumulative net decrease to shareholders' equity of approximately $251.3 million (a $174.0 million decrease from September 30, 1998).

     Additionally, as part of CBO-2, CMSLP sold trustee servicing rights for $4.2 million, resulting in a gain of $4.2 million for tax purposes, and approximately $400,000 for financial reporting purposes.

     EQUITY IN EARNINGS FROM INVESTMENTS

     Equity in earnings from investments decreased by approximately $1.0 million or 28% to $2.6 million during 1998 as compared to $3.6 million during 1997. This decrease included impairment losses on purchased mortgage servicing rights recorded by CMSLP since their fair value was less than their amortized cost at December 31, 1998. The general market turmoil commencing in late summer of 1998 resulted in the use of higher yields in determining the servicing rights' fair value which caused the fair value to be less than the amortized cost. At September 30, 1998, CMSLP was responsible for certain servicing functions on a mortgage loan portfolio of approximately $32 billion. However, due to CRIIMI MAE's Chapter 11 filing and its relationship with CRIIMI MAE, CMSLP arranged for BOMCM to succeed it as master servicer on two commercial mortgage pools during the fourth quarter of 1998, which resulted in a loss of approximately $1.4 million for the recorded value of the rights, of which substantially all of the loss flowed through to CRIIMI MAE. These decreases are partially offset by increases in servicing fee streams and float income earned on escrow balances derived from the remaining servicing portfolio, which has grown to approximately $31.0 billion as of December 31, 1998 as compared to approximately $16.5 billion as of December 31, 1997.

     OTHER INCOME

     Other income increased by approximately $1.7 million or 65% to $4.3 million during 1998 as compared to $2.6 million during 1997. This increase was primarily attributable to an increase in short-term interest and other income earned during 1998 on the amounts deposited in the loan origination reserve account, which had an average balance of approximately $38 million for the year ended December 31, 1998. Approximately $1.9 million of short-term interest income and net-carry income were earned on these deposits for the year ended December 31, 1998. Amounts earned on the origination reserve account for the year ended December 31, 1997 were immaterial.

     GAINS ON MORTGAGE DISPOSITIONS

     During 1998, net gains on mortgage dispositions were approximately $1.2 million, of which approximately $666,000 was a result of 22 prepayments of mortgage securities held by CRIIMI MAE's subsidiaries, or approximately 17% of its portfolio. In addition, CRIIMI MAE sold four unencumbered mortgage securities and a portion of a fifth mortgage security, which resulted in a financial statement gain of $531,000. During 1997, CRI Liquidating's disposition of its remaining 11 mortgage assets and its interest in three limited partnership participation agreements resulted in net gains of approximately $17.4 million (before minority interests) for financial statement purposes. These 1997 net gains were partially offset by nine prepayments of mortgage assets held by CRIIMI MAE's subsidiaries which resulted in financial statement losses of $52,000. For any year, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period. The proceeds realized from the disposition of mortgage assets are based on the net coupon rates of the specific mortgages disposed of in relation to prevailing long-term interest rates at the date of disposition.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased by approximately $5.0 million, or 52%, to $14.6 million for 1998 as compared to $9.6 million for 1997. The increase in general and administrative expenses during these periods was primarily the result of the significant growth of CRIIMI MAE's commercial mortgage operations during the first nine months of 1998. This increase was partially offset in the fourth quarter due to the closing of regional offices, the suspension of certain business activities and the dismissal of employees involved in suspended activities following the Chapter 11 filing.

     REALIZED LOSS ON REVERSE REPURCHASE OBLIGATION AND UNREALIZED LOSSES ON WAREHOUSE OBLIGATIONS

     During 1998, the Company recorded realized and unrealized losses aggregating $4.5 million and $30.4 million, respectively, primarily due to the impact of financial market volatility on losses on hedge positions and commitments related to commercial mortgage loans in the Company's securitization pipeline.

     As part of CMO IV, the Company intended to sell certain of the security tranches that were not initially sold to the public (the "CMO-IV BBB bonds"). In anticipation of this sale, the Company entered into a transaction to hedge the value of those securities. As a result, CRIIMI MAE borrowed and then sold a 10-year Treasury Note in the amount of $44 million. The Company was informed by Citibank that the position was closed on October 8, 1998. This transaction did not qualify for hedge accounting purposes because it involved the purchase and sale of a cash instrument and therefore is required to be recorded at market ("marked to market"). Because Treasury rates declined from the date of the transaction to the liquidation of the position, the Company recorded a realized loss of approximately $4.5 million, of which approximately $4.1 million was recognized as of September 30, 1998 with the remaining $400,000 loss recognized in the fourth quarter.

     The parties who fund the Company's loan originations are required under the relevant agreements to hedge the related loans and to provide timely written hedge position reporting. As of December 31, 1998, the Company's obligation under the Citibank Program was $28.4 million (based primarily on information provided by Citibank) in excess of the fair value of the loans and the Company's loss exposure under the Prudential Program was $2 million if the Company does not exercise its option. As a result, CRIIMI MAE recorded an aggregate $30.4 million unrealized loss on its obligations as of December 31, 1998. The unrealized loss of $28.4 million relating to the Citibank Program as of December 31, 1998, is based on the estimated fair value of the loans offset by the unpaid principal balance of the loans at December 31, 1998, hedge losses and certain estimated fees and other costs. Depending on market conditions, including interest rate movements, these losses could materially increase or decrease in subsequent reporting periods. The Company has calculated the Prudential loss based upon the assumption that the Company will not exercise its option with Prudential.

     WRITE-OFF OF CAPITALIZED ORIGINATION COSTS

     Since the Company no longer has the intention to securitize the remaining loans in warehouse that were originated through the Citibank and Prudential Programs, the net deferred costs of $3.3 million associated with the warehoused loans were written off in 1998.

     REORGANIZATION ITEMS

     During the fourth quarter of 1998, the Company recorded $9.9 million in reorganization items due to the Chapter 11 filings of CRIIMI MAE, CM Management and Holdings II.


               REORGANIZATION ITEM                        AMOUNT
               Professional fees                          $  5,219,000
               Write-off of debt discounts and deferred
                  costs                                      2,835,210
               Employee Retention Program accrued costs        612,885
               Lease Cancellation Fees                         621,902
               Excise Tax                                      300,000
               Other                                           267,950
                                                          ------------
                   Total                                  $  9,856,947
                                                          ------------
                                                          ------------


     FINANCIAL STATEMENT NET INCOME

     As a result of the foregoing, net income available to common shareholders for financial statement purposes was approximately $35.4 million for 1998, a 26% decrease from approximately $47.7 million for 1997. On a per basic share basis, financial statement net income decreased to $0.75 per basic share for 1998 from $1.29 per basic share in 1997.

     TAX BASIS INCOME

     CRIIMI MAE earned approximately $68.8 million in tax basis income available to common shareholders in 1998 or $1.42 per share, compared to approximately $54.1 million or $1.45 per share in 1997.

     The primary factors resulting in the $14.7 million increase in tax basis income from 1997 to 1998 was due to the growth of CRIIMI MAE's portfolio of Subordinated CMBS and, to a lesser extent, earnings from CMO-IV. Also contributing to the increase in tax basis income was a $4.2 million gain on the sale of the trustee servicing rights associated with CBO-2. (See Note 5 to Notes to Consolidated Financial Statements). Partially offsetting the increases in the foregoing were increases in interest expense, general and administrative expenses, reorganization items and the write-off of certain net deferred costs related to the Citibank and Prudential Programs. Although, in absolute dollars, tax basis income increased from 1997 to 1998, tax basis income per share decreased due to the increase in the average number of shares outstanding from 37,334,034 in 1997 to 48,502,522 in 1998. Total tax basis income per share for 1997 included $0.21 of non-recurring income from the mortgage dispositions of a subsidiary, CRI Liquidating, that completed its scheduled liquidation in late 1997. (See also Note 8 to Notes to Consolidated Financial Statements.)

RESULTS OF OPERATIONS

1997 VERSUS 1996

     INTEREST INCOME - SUBORDINATED CMBS

     Income from Subordinated CMBS increased by approximately $38 million, or 91%, to approximately $79.7 million during 1997 as compared to approximately $41.7 million during 1996. This increase was a result of the acquisition of Subordinated CMBS at purchase prices aggregating approximately $554 million during 1997 as compared to approximately $285 million during 1996.

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

     INTEREST INCOME-INSURED MORTGAGE SECURITIES

     Mortgage income decreased by approximately $7.5 million or 13% to approximately $49.4 million for 1997 from approximately $56.9 million for 1996. This decrease was principally due to the scheduled disposition of the remaining 11 mortgages of CRI Liquidating's mortgage assets in 1997 in accordance with its business plan. Also contributing to the decrease in mortgage income was the prepayment of nine mortgages held by CRIIMI MAE and its wholly owned subsidiaries for net proceeds aggregating approximately $27 million of proceeds during 1997.

     INTEREST EXPENSE

     Interest expense increased by approximately $14.8 million or 23% to approximately $77.9 million for 1997 from approximately $63.1 million for 1996. This increase was principally a result of additional amounts borrowed in connection with the acquisition of Subordinated CMBS during 1997 and to a lesser extent, the marginally higher cost of debt on CBO-1. These increases were mitigated by temporary paydowns of short-term secured financing facilities during 1997, pending the purchase of additional CMBS.

     NET INTEREST MARGIN

     Net interest margin increased by approximately $15.7 million or 44% for the twelve months ended December 31, 1997 to approximately $51.2 million from approximately $35.5 for the corresponding period in 1996. The net interest margin increase was due primarily to the increase in Subordinated CMBS.

     EQUITY IN EARNINGS FROM INVESTMENTS

     Equity in earnings from investments decreased by approximately $800,000 or 18% to $3.6 million during 1997 as compared to $4.4 million during 1996. The decrease was primarily due to a one-time receipt in the fourth quarter of 1996 of previously unpaid and unaccrued net servicing fees (approximately $1.4 million) received by CMSLP on a group of multi-family loans. This decrease was partially offset by higher income from CMSLP , which resulted from additional servicing fee streams derived from an expanded servicing portfolio, which grew to approximately $16.5 billion as of December 31, 1997 as compared to approximately $6.4 billion as of December 31, 1996. The increased servicing fee revenue was partially offset by increased general and administrative expenses associated with the growth in the servicing portfolio, as well as amortization of certain purchased servicing rights.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased by approximately $1.6 million or 20% to $9.6 million for 1997 as compared to $8.0 million for 1996. The increase in general and administrative expenses was primarily the result of the continued growth of CRIIMI MAE's commercial mortgage operations.

     GAINS/LOSSES ON MORTGAGE DISPOSITIONS

     During 1997, CRI Liquidating disposed of its remaining 11 mortgage assets and its interest in three limited partnership participation agreements resulting in net gains of approximately $17.4 million for financial statement purposes. These net gains were partially offset by nine prepayments of mortgage assets held by CRIIMI MAE and its subsidiaries which resulted in financial statement net losses of $52,000. This compares to the disposition of 11 CRI Liquidating mortgage assets which resulted in financial statement net gains of approximately $9.7 million and 10 CRIIMI MAE mortgage prepayments which resulted in net losses of $91,000 during 1996. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period. The proceeds realized from the disposition of mortgage assets were based on the net coupon rates of the specific mortgages disposed of in relation to prevailing long-term interest rates at the date of disposition.

     FINANCIAL STATEMENT NET INCOME

     As a result of the foregoing, net income available to common shareholders for financial statement purposes was approximately $47.7 million for 1997, a 50% increase from approximately $31.7 million for 1996. On a per basic share basis, financial statement net income increased to $1.29 per basic share for 1997 from $1.03 for 1996.

     TAX BASIS INCOME

     CRIIMI MAE earned approximately $54.1 million in tax basis income available to common shareholders during 1997, a 39% increase from approximately $39.0 million earned in 1996. Tax basis income per share increased to $1.45 in 1997 from $1.27 in 1996. Ordinary income increased to $1.24 in 1997 from $1.00 in 1996. The primary factor for the increase in tax basis income for 1997 as compared to 1996 was continued growth in CRIIMI MAE's portfolio of Subordinated CMBS. Partially offsetting these increases in income was a decrease in mortgage interest income due to the mortgage security dispositions described above, an increase in interest expense as a result of additional amounts borrowed to acquire Subordinated CMBS and an increase in general and administrative expenses as a result of CRIIMI MAE's continued growth. Net capital gains resulting from the disposition of CRI Liquidating's mortgage assets, on a per share basis, decreased from $.27 per weighted average share in 1996 to $.21 per weighted average share in 1997. (See also Note 8 to Notes to Consolidated Financial Statements.)

CASH FLOW

1998 VERSUS 1997

     Net cash provided by operating activities increased for 1998 as compared to 1997 primarily due to the increase in the net interest margin resulting from the Company's acquisitions of Subordinated CMBS and, to a lesser extent, CMO-IV (as previously discussed in Results of Operations). This increase in net interest margin was partially offset primarily by an increase in net receivables associated with the Chapter 11 filing.

     Net cash used in investing activities increased for 1998 as compared to 1997. The increase was primarily a result of increased purchases of Subordinated CMBS. Also contributing to the increase in cash used in investing activities was the purchase of $496 million of commercial loans in connection with CMO-IV. These increases were partially offset by approximately $335 million of proceeds received from the sale of collateral bond obligations in connection with CBO-2 and from mortgage securities disposition proceeds.

     Net cash provided by financing activities increased for 1998 as compared to 1997 primarily due to proceeds from debt issuances related to the sale of the collateralized mortgage obligations in connection with CMO-IV, collateralized bond obligations in connection with CBO-2, and variable-rate secured borrowings, net of principal payments, and increased proceeds from equity offerings. These increases were partially offset by payments made in connection with collateral calls made by lenders primarily in the latter part of the third quarter.


1997 VERSUS 1996

     Net cash provided by operating activities increased for 1997 as compared to 1996 primarily due to an increase in net income. Partially offsetting this increase is an increase in gains on mortgage dispositions and an increase in interest receivable on Subordinated CMBS as a result of 1997 Subordinated CMBS acquisitions.

     Net cash used in investing activities increased for 1997 as compared to 1996. The increase was primarily due to an increase in purchases of Subordinated CMBS, decreased proceeds from mortgage dispositions, increased purchases of servicing rights and the funding of the loan origination reserve.

     Net cash provided by financing activities increased from 1997 as compared to 1996 primarily due to increased proceeds from debt issuances, net of principal payments. Additionally, proceeds from equity offerings increased primarily as a result of various stock offerings in 1997. The net proceeds from debt issuances and equity offerings were used primarily to fund additional Subordinated CMBS purchases, and, to a lesser extent, fund the estimated subordinate class of loans originated through CRIIMI MAE's mortgage loan conduit program. Partially offsetting the increase was an increase in dividends paid resulting from increased net income.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Petition Date, CRIIMI MAE used proceeds from long-term, fixed-rate match-funded debt refinancings, short-term, variable-rate, secured borrowings, securitizations, other borrowings, issuances of common and preferred shares and unsecured borrowings to meet the capital requirements of its business plan. Since the Chapter 11 filing, the Company has suspended its Subordinated CMBS acquisition, origination and securitization operations, but continues to service mortgage loans through CMSLP.

     Prior to the Petition Date, CRIIMI MAE financed a substantial portion of its Subordinated CMBS acquisitions with short-term, variable rate borrowings secured by the Company's Subordinated CMBS. The agreements governing these financing arrangements typically required the Company to maintain loan-to-value ratios. The agreements further provided that the lenders could require the Company to post cash or additional collateral if the value of the existing collateral fell below this minimum amount.

     In order to refinance a portion of its short-term, variable rate secured borrowings with long-term, fixed rate debt, the Company entered into resecuritization transactions. In May 1998, CRIIMI MAE completed CBO-2, its second resecuritization of its Subordinated CMBS portfolio, which under FAS 125, qualified for both sale and financing accounting. Through CBO-2, CRIIMI MAE refinanced $468 million of its variable rate debt with fixed-rate, match-funded debt. The debt is considered match-funded because the maturities and principal requirements of the debt match those of the related collateral. The transaction also generated additional borrowing capacity of approximately $160 million, which was used primarily to fund additional Subordinated CMBS purchases. In June 1998, CRIIMI MAE securitized $496 million of originated or acquired commercial mortgage loans by selling $397 million face amount of fixed-rate investment grade securities. The tranches not sold to the public were partially financed with variable-rate, secured financing agreements.

     After the above structured finance transactions, the Company continued to have a substantial amount of short-term, variable rate, secured financing facilities which were subject to the previously discussed collateral requirements based on CMBS security prices. As a result of the turmoil in the capital markets commencing in late summer of 1998, the spreads between CMBS yields and the yields on Treasury securities with comparable maturities began to increase substantially and rapidly. CRIIMI MAE's short-term secured creditors perceived that the value of the Subordinated CMBS securing their facilities with the Company had fallen below the minimum loan-to-value ratio and, consequently, made demand upon the Company to provide cash or additional collateral with sufficient value to cure the perceived value deficiency. In August and September of 1998, the Company received and met collateral calls from its secured creditors. At the same time, CRIIMI MAE was in negotiations with various third parties in an effort to obtain additional debt and equity financing that would provide the Company with additional liquidity.

     On Friday afternoon, October 2, 1998, the Company was in the closing negotiations of a refinancing with one of its unsecured creditors that would have provided the Company with additional borrowings, when it received a significant collateral call from Merrill Lynch. The basis for this collateral call, in the Company's view, was unreasonable. After giving consideration to, among other things, this collateral call and the Company's concern that its failure to satisfy this collateral call would cause the Company to be in default under a substantial portion of its financing arrangements, the Company reluctantly concluded on Sunday, October 4, 1998 that it was in the best interests of creditors, equity holders and other parties in interest to seek Chapter 11 protection. Accordingly, the Company filed for relief under Chapter 11 on Monday, October 5, 1998.

     At December 31, 1998, CRIIMI MAE had secured financing agreements with GACC, Lehman ALI, Inc., First Union, Morgan Stanley, Merrill Lynch, and Citicorp. Certain of these lenders have registered the pledged securities in their own names. As a result, the trustee makes payments on such securities to the registered holder. During the fourth quarter, certain registered holders withheld payments related to securities not registered to CRIIMI MAE. The Company has negotiated and finalized agreements with four of its lenders. CRIIMI MAE's cash position has increased from approximately $7 million on October 5, 1998 to approximately $52 million as of March 31, 1999. Based on present information, the Company believes that it will have sufficient cash flow to fund its current operations while in bankruptcy during 1999. However, due to the uncertainty of the effects of the Chapter 11 filing on the business of the Company, pending litigation, material reorganization items to be incurred during the pendency of the bankruptcy and numerous other factors beyond the Company's control, no assurance can be given that the Company's cash flow will be sufficient to fund operations while the Company is in bankruptcy during 1999.

     The Company's ability to resume the acquisition of Subordinated CMBS, as well as its loan origination and securitization programs, depends on its ability to obtain additional capital and emerge from bankruptcy as a successfully reorganized company. Factors which could affect the Company's access to the capital markets, or the costs of such capital, include changes in interest rates, general economic conditions and perception in the capital markets of the Company's business, covenants under the Company's current and future debt securities and credit facilities, results of operations, leverage, financial conditions and business prospects. The Company can give no assurances as to whether it will obtain capital or the terms upon which capital can be obtained.

     DIVIDENDS

     During the pendency of the Chapter 11 proceedings, the Company is prohibited from paying dividends without first obtaining Bankruptcy Court approval. Among the other factors which impact CRIIMI MAE's dividends are (i) the level of income earned on uninsured mortgage assets, such as Subordinated CMBS (including, but not limited to, the amount of OID income and losses, if any, on Subordinated CMBS), and, to the extent applicable, originated loans, which varies depending on prepayments, defaults, etc., (ii) the level of income earned on CRIIMI MAE's or its subsidiaries' insured mortgage security collateral depending on prepayments, defaults, etc., (iii) the fluctuating yields on short-term, variable rate, debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate CRIIMI MAE pays on its other borrowings,
(iv) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, loan origination reserves, escrow deposits and distributions from its subsidiaries can be reinvested, (v) changes in operating expenses (including those related to the Chapter 11 filing), (vi) to the extent applicable, dividends paid on preferred shares, (vii) to the extent applicable, whether the Company's taxable mortgage pools continue to be exempt from corporate level taxes, (viii) the timing and amounts of cash flows attributable to its other lines of business - mortgage servicing, advisory, to the extent applicable, origination services and, (ix) to the extent applicable, realized losses on certain transactions.

     Dividends paid or accrued per share are summarized below:


                                 For the three months ended                  For the twelve months ended
                                         December 31,                                December 31,
                                 1998(1)(3)        1997(2)                  1998(1)(3)           1997(2)
                               --------           --------                  --------            --------
Common shares                  $ 0.000           $  0.370                    $ 1.170             $ 1.420

Series B Preferred Shares        0.680              0.845                      3.355               3.236




-----------------------------

(1) In addition to the per share amounts described above, amounts paid or payable to Series C Cumulative Preferred Shares for the three and twelve months ended December 31, 1998 were $259,139 and $1,305,082, respectively, and amounts paid or payable to Series D Cumulative Preferred Shares for the three and twelve months ended December 31, 1998 were $154,931 and $264,011, respectively.

(2) In addition to the per share amounts described above, Series A Preferred shares were paid $50,848 for the twelve months ended December 31, 1997 and Series C Cumulative Preferred Shares were paid $269,531 for the twelve months ended December 31, 1997.

(3) Due to the Chapter 11 filing on October 5, 1998, dividends were not paid in the fourth quarter on common or preferred shares. However, since dividends on the Company's preferred shares are cumulative, the dividends payable at December 31, 1998 were accrued in the financial statements.

     REIT STATUS

     CRIIMI MAE has elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code for the 1998 tax year. To qualify for tax treatment as a REIT under the Internal Revenue Code, CRIIMI MAE must satisfy certain criteria, including certain requirements regarding the nature of its ownership, assets, income and distributions of taxable income. For a discussion of the effect of the Chapter 11 filing on REIT status and related risks see "BUSINESS - Effect of Chapter 11 Filing on REIT Status and Certain Tax Matters".

     INVESTMENT COMPANY ACT

     For a discussion of the Investment Company Act and the risk to the Company if it were required to register as an Investment Company, see "BUSINESS - Risk Factors-Investment Company Act Risk".

     YEAR 2000 ISSUE

     See "BUSINESS - Risk Factors - Year 2000" for the Company's assessment of Year 2000 compliance, the impact of the Year 2000 issue, the Company's risk associated with the Year 2000 issue and estimated costs to the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's principal market risk is exposure to changes in interest rates related to the US Treasury market as well as the LIBOR market. The Company will have an increase in the amount of interest expense paid on its variable rate obligations primarily due to increases in One-Month LIBOR. The Company will also experience fluctuations in the market value of its assets related to changes in the interest rates of US Treasury bonds as well as increases in the spread between US Treasury bonds and CMBS.

     CRIIMI MAE has entered into interest rate protection agreements to mitigate the adverse effects of rising interest rates on its variable-rate borrowings. The caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index (typically One-Month LIBOR), increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. The term of the cap as well as the stated interest rate of the cap, which in most cases is currently above the current rate of the index, will limit to some degree the amount of protection that the caps offer.

     Prior to the Petition Date, CRIIMI MAE financed a substantial portion of its Subordinated CMBS acquisitions with short-term, variable rate borrowings secured by the Company's CMBS. The agreements governing these financing arrangements typically required the Company to maintain collateral at all times with a market value not less than a specified percentage of the outstanding indebtedness. The agreements further provided that the lenders could require the Company to post cash or additional collateral if the value of the existing collateral fell below this threshold amount. These financing arrangements were used by CRIIMI MAE to provide financing during the period of time from the acquisition or creation of the Subordinated CMBS to the date when CRIIMI MAE would resecuritize the portfolio in order to match-fund a significant portion of the portfolio with fixed rate debt, thereby eliminating interest rate risk on this portion of the CMBS. CRIIMI MAE, in limited cases, entered into transactions to hedge the value of securities it intended to sell by selling short Treasury or government insured securities the Company did not own. These transactions are marked to market with unrealized gains or losses reflected in the Company's income statement.

     The table below provides information about the Company's Subordinated CMBS, Insured Mortgage Securities, and Investment in Originated Loans. The Company holds these assets in its portfolio for other than trading purposes. For Subordinated CMBS, Insured Mortgage Securities, and Investment in Originated Loans, the table presents anticipated principal and interest cash flows based upon the assumptions used in determining the fair value of these securities and the related weighted average interest rates by expected maturity. The assumptions used to price these securities include an estimate for prepayments which ranged from 0% for the Subordinated CMBS, and 0% to 14% for the Investment in Originated Loans.


                                                   (in millions)


                                                                                    There-                    Fair
Assets                       1999       2000        2001       2002        2003     after        Total       Value
------                       ----       ----        ----       ----        ----     -----        -----       -----
Subordinated CMBS           $122.6    $122.8      $122.9      $123.1    $123.4      $3,462.5   $4,077.3   $1,274.2
Average Interest Rate          6.8%      6.8%        6.8%        6.8%      6.8%          6.8%

Insured Mortgage
  Securities                $ 41.1    $ 41.1      $ 41.1      $ 41.1    $ 41.1      $1,002.6   $1,208.1   $  488.1
Average Interest Rate          7.6%      7.6%        7.6%        7.6%      7.6%          7.6%
Investment in Originated
  Loans                     $ 71.1    $ 73.7      $ 71.3      $ 64.8    $ 58.9      $  386.1   $  725.9   $  499.1
Average Interest Rate          7.6%      7.6%        7.6%        7.6%      7.6%          7.6%


     The next table provides information about the Company's debt obligations and derivative instruments. For debt obligations, the table presents the contractual principal and interest payments and the related weighted average interest rates by contractual maturity date. For the caps, the table presents the notional amount of the agreement by fiscal year of maturity and weighted average strike price.


                                                   (in millions)

                                                                                  There-               Fair
Debt Obligations                 1999      2000      2001       2002      2003    after      Total     Value
----------------                 ----      ----      ----       ----      ----    -----      -----     -----
Securitized mortgage
Obligations - fixed rate         $136.9   $139.4    $159.2     $142.8    $128.1   $633.5    $1,339.9   $973.4
Average Interest Rate               6.7%     6.7%      6.8%       6.8%      6.8%     6.7%

Senior unsecured notes           $  9.1   $  9.1    $  9.1     $108.4    $ --     $ --      $ 135.7    $ 62.0
Average Interest Rate               9.1%     9.1%      9.1%       9.1%     --       --

Variable rate secured
Borrowings                       $663.8   $283.2      --         --        --       --      $ 947.0      N/A
Average Interest Rate               6.6%     6.6%     --         --        --       --

Other variable rate              $ 93.4     --        --         --        --       --      $  93.4       N/A
Average Interest Rate               7.6%    --        --         --        --       --



DERIVATIVE CONTRACTS
Cap contracts                    $ 35.0   $350.0    $425.0       --        --       --       $810.0      $1.0
Average Strike Rate                 6.1%     6.7%      6.6%      --        --       --




ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are set forth in this Annual Report on Form 10-K commencing on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers and directors of the Company as of March 16, 1999.

                  Name                        Age                               Position
                  ----                        ---                               --------
William B. Dockser (1)........................ 62                      Chairman of the Board and Director
H. William Willoughby (1)..................... 52                      President, Secretary and Director
Cynthia O. Azzara............................. 39                      Senior Vice President,
                                                                          Chief Financial Officer
                                                                          and Treasurer
David B. Iannarone............................ 38                      Senior Vice President and General Counsel
Douglas L. Cooper............................. 37                      Senior Vice President/Underwriting
Donald R. Drew................................ 41                      Senior Vice President/Originations
Brian L. Hanson............................... 37                      Senior Vice President/Servicing
Garrett G. Carlson, Sr. (2)(3)................ 62                      Director
G. Richard Dunnells (2)(3).................... 61                      Director
Robert J. Merrick (2)(3)...................... 54                      Director
Robert E. Woods (2)(3)........................ 51                      Director

-----------------------------

(1)  Member of the Transactional Committee
(2)  Member of the Audit Committee
(3)  Member of the Compensation and Stock Option Committee


     Mr. William B. Dockser has been Chairman of the Board of CRIIMI MAE since 1989. Mr. Dockser also serves as Chairman of the Board of CRI, Inc., the former advisor to CRIIMI MAE, which currently oversees a $3 billion real estate portfolio. Prior to forming CRI in 1974, he served as President of Kaufman Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment complexes. For a period of 2 1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for a federally insured housing production program. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree from Harvard University.

     Mr. H. William Willoughby has been President of CRIIMI MAE since 1990. Mr. Willoughby was a co-founder of CRI and has served as its President since its inception in 1974. Mr. Willoughby is principally responsible for the structuring and oversight of investment vehicles and acquisition programs. Prior to joining CRI in 1974, he was Vice President of Shelter Company of America and a number of its subsidiaries, dealing principally with real estate development and equity financing. Before joining Shelter Company, he was a senior tax accountant with Arthur Andersen & Company. He holds a Juris Doctorate degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

     Ms. Cynthia O. Azzara has been Chief Financial Officer since 1994, a Senior Vice President since 1995 and Treasurer since 1997. Ms. Azzara is responsible for accounting, financial and treasury matters of CRIIMI MAE as well as equity and debt placements in the capital markets. From 1989 to 1994, she served as Vice President/Controller of CRI public funds. From 1985 to 1989, she held positions at CRI as manager of financial reporting and assistant controller. Before joining CRI in 1985, Ms. Azzara was controller for a consulting company and was a staff accountant for a regional CPA firm in Virginia. Ms. Azzara is a certified public accountant and holds a B.B.A. in accounting from James Madison University, magna cum laude.

     Mr. David B. Iannarone is Senior Vice President and General Counsel of CRIIMI MAE. Mr. Iannarone joined CRIIMI MAE Inc. during 1996, and is responsible for all corporate legal affairs. From 1991 to 1996, he served with the Federal Deposit Insurance Company/Resolution Trust Company as Counsel-Securities and Finance. From 1989 to 1991, Mr. Iannarone served with Citibank, N.A. as assistant vice president and counsel, serving the World Corporate Group and the Corporate Banking Department. He was with Kaye, Scholer, Fierman, Hays & Handler as an associate in the Corporate and Banking Department from 1986 to 1989. Mr. Iannarone received an LLM from the Georgetown University Law
Center, a JD from the University of Villanova School of Law, and a BA from Trinity College.

     Mr. Douglas L. Cooper has been a Senior Vice President of the Company since March 1998. From January 1996 to March 1998, he served as a Vice President and Chief Underwriter of the Company. From June 1995 to January 1996, Mr. Cooper was Senior Credit Policy Officer for the Real Estate Banking Group for
NationsBank. From 1993 to June 1995, Mr. Cooper was Vice President and Team Leader within NationsBank's Special Assets Division.

     Mr. Donald R. Drew has been a Senior Vice President of the Company since April 1997. He served as Vice President of First Union National Bank of Virginia from June 1994 to April 1997. In addition, Mr. Drew served as Senior Vice President and Vice President of First American Metro Company from December 1992 to June 1993 and July 1992 to December 1992, respectively.

     Mr. Brian L. Hanson has been a Senior Vice President of the Company since March 1998. From March 1996 to March 1998, he served as Group Vice President of the Company. Prior to joining the Company, from May 1991 to February 1996, Mr. Hanson was with the Lanham, Maryland based company of JCF partners where he served as Chief Operating Officer and Director of Asset Operations and Portfolio Director.

     Mr. Garrett G. Carlson, Sr. has served as a Director of the Company since 1989. Mr. Carlson has served as President of Can-American Realty Corp. and the Canadian Financial Corp. since 1979 and 1974, respectively, and President of Garrett Real Estate Development since 1982. Since 1996, Mr. Carlson has served as a director of Satellite Broadcasting Company. From 1985 to 1995, he served as Chairman of the Board of SCA Realty Holdings Inc; from 1983 to 1995, he served as Vice Chairman of the Shelter Development Company Ltd. and from 1992 to 1994, he served as a director of Bank Windsor.

     Mr. G. Richard Dunnells has served as a Director of the Company since 1991. Since 1994, Mr. Dunnells has served as the hiring partner in the Washington D.C. office of the law firm Holland & Knight. He was Chairman of the Washington, D.C. law firm of Dunnells & Duvall from 1989 to 1993 and was the firm's Senior Partner from 1973 to 1993. Mr. Dunnells served on the President's Commission on Housing from 1981 to 1982 and thereafter served in various roles at the U.S. Department of Housing and Urban Development from 1969 to 1973, including Special Assistant to the Under-Secretary, Deputy Assistant Secretary for Housing and Urban Renewal and Deputy Assistant Secretary for Housing Management.

     Mr. Robert J. Merrick has served as a Director of the Company since 1997. Since February 1998, Mr. Merrick has served as the Director of MCG Credit Company. From 1985 to 1997, he served as Executive Vice President and Chief Credit Officer of Signet Banking Company. In addition, while at Signet, Mr. Merrick also served as Chairman of the Credit Policy Committee and was a member of the Asset and Liability Committee, as well as the Management Committee. Prior to joining Signet, Mr. Merrick was a Credit Officer of the Virginia Banking Company from 1980 to 1984. He also served as Senior Vice President of the Bank of Virginia from 1976 to 1980.

     Mr. Robert Woods has served as a Director of the Company since 1998. He is currently the Managing Director and head of loan syndications for the Americas at Societe Generale in New York where he has served in that position since 1997. Prior to that, Mr. Woods had been Managing Director and Head of the Real Estate Capital Markets and Mortgage-Backed Securities division at Citicorp since 1991. Mr. Woods also served as Head of Citicorp's syndications, private placements, money markets and asset-backed businesses from 1985 to 1990.

MEETINGS OF DIRECTORS

     During 1998, the Board of Directors met two times in person, seven times by conference telephone and acted by unanimous written consent on seven occasions. Each member of the Board of Directors attended at least 75% of the meetings of the Board of Directors and the committees on which he served during 1998 or such shorter period during which he was a member. Pursuant to the Company's Bylaws, a majority of the Board of Directors shall at all times consist of directors who are not officers or employees of the Company and do not perform any services for the Company other than as a director ("Unaffiliated Directors").

COMPENSATION OF DIRECTORS

     Directors who are also employees of the Company receive no additional compensation for their services as directors. Each Unaffiliated Director receives (i) an aggregate annual fee of $12,000, (ii) 500 common shares annually, (iii) options to purchase 500 common shares annually and (iv) a fee of $750 (for telephonic meetings) or $1,500 (for in-person meetings) per day for each meeting in which such director participates, including committee meetings held on days when the Board of Directors is not meeting. In addition, the Company reimburses directors (including those employed by the Company as executive officers) for travel and other expenses incurred in connection with their duties as directors of the Company.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has an Audit Committee, a Compensation and Stock Option Committee, and a Transactional Committee. The Company has no nominating or similar committee.

     AUDIT COMMITTEE. The Board of Directors has an Audit Committee currently comprised of Messrs. Carlson, Dunnells, Merrick and Woods, each of whom is an Unaffiliated Director. The functions performed by the Audit Committee are to:
(1) recommend independent auditors to the Company; (2) review the scope of the audit, audit fees, the audit report and the management letter with the Company's independent auditors; (3) review the financial statements of the Company; (4) review and approve non-audit services provided by the independent auditors; and
(5) consult with the independent auditors and management with regard to the adequacy of internal controls. The Audit Committee met twice in 1998.

     COMPENSATION AND STOCK OPTION COMMITTEE. The Board of Directors has a Compensation and Stock Option Committee currently comprised of Messrs. Carlson, Dunnells, Merrick and Woods, each of whom is an Unaffiliated Director. The Compensation and Stock Option Committee was formed to establish, review and modify the compensation (including salaries and bonuses) of the Company's executive officers, to administer the Employee Stock Option Plan and to perform such other duties as may be delegated to it by the Board of Directors. The Compensation and Stock Option Committee met twice in 1998.

     TRANSACTIONAL COMMITTEE. The Board of Directors has a Transactional Committee currently comprised of Messrs. Dockser and Willoughby. The Transactional Committee was formed to review and approve certain debt and equity financings, and securitizations and resecuritizations of assets, with certain of the foregoing subject to specific limitations. The Transactional Committee acted 14 times in 1998 by unanimous written consent.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934, as amended, requires each director and executive officer of the Company and each person who owns more than 10% of the Company's common stock to report to the Securities and Exchange Commission, by a specified date, his, her or its beneficial ownership of, and certain transactions in, the Company's common stock. Except as otherwise noted, based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Company, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all directors, officers and beneficial owners of more than 10% of the common stock have filed on a timely basis Forms 3, 4 and 5 as required in the year ended December 31, 1998.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation earned during the last three years by the Chairman of the Board of Directors and each of the other four most highly compensated executive officers of the Company whose income exceeded $100,000 during the year ended December 31, 1998 (collectively, the "Named Executive Officers").


                                                     SUMMARY COMPENSATION TABLE


                                           AnnuaL Compensation(1)                         Long Term Compensation

                          -------------------------------------------------------   ----------------------------------
                                                                                       Securities
Name and Principal                                                    Restricted       Underlying       All Other
Position                  Year        Salary($)         Bonus ($)    Stock Awards     Options (#)    Compensation ($)
------------------        ----        --------          ---------   -------------   -------------    ----------------
William B. Dockser        1998        $285,600          $ 59,000          -0-            225,000     $334,916 (2)
    Chairman of the       1997        $230,000          $215,000          -0-            150,000     $467,424 (2)
    Board of              1996        $167,500               -0-          -0-                -0-     $494,672 (2)
    Directors

H. William                1998        $285,600          $ 59,000          -0-            225,000     $334,916 (2)
Willoughby                1997        $230,000          $215,000          -0-            150,000     $467,424 (2)
    President and         1996        $167,500               -0-          -0-                -0-     $494,672 (2)
    Secretary

Frederick J.              1998        $233,150          $ 48,000          -0-             25,000         -0-
Burchill                  1997        $191,875          $200,000          -0-             45,000         -0-
    Executive Vice        1996        $179,375          $125,000          -0-             20,000         -0-
    President (3)

Cynthia O. Azzara         1998        $185,150          $ 45,000          -0-             20,000         -0-
    Senior Vice           1997        $147,500          $ 77,500          -0-             25,000         -0-
    President,            1996        $135,000          $ 50,000          -0-             10,000         -0-
    Chief Financial
    Officer and
    Treasurer

Donald R. Drew            1998         $525,500(4)      $ 30,000          -0-             10,000         -0-
    Senior Vice           1997         $166,596(5)           -0-          -0-                -0-         -0-
    President


--------------------

(1) Certain of the Company's executive officers receive personal benefits in addition to salary; however, the aggregate amounts of such personal benefits do not exceed the lesser of $50,000 or 10% of annual salary and bonus reported for any Named Executive Officer.

(2) These amounts represent deferred compensation which the Company has agreed to pay for services performed in connection with the Merger. These amounts were paid solely from principal and interest received by the Company from CRI in connection with a note receivable acquired by the Company in the Merger.

(3) Mr. Burchill resigned as Executive Vice President of the Company effective February 8, 1999.

(4) This amount includes commissions paid of $416,125 but does not include $144,579 owed to Mr. Drew for commissions accrued, but not paid, prior to the Petition Date, with respect to which Mr. Drew has an unsecured claim.

(5) This amount relates to the period from April 7, 1997 (commencement of employment) through December 31, 1997 and includes commissions paid of $55,216.

     EMPLOYMENT AGREEMENTS

     On June 30, 1995, in connection with the Merger, the Company, through its wholly-owned operating subsidiary CM Management, entered into employment agreements with each of Messrs. Dockser and Willoughby. In connection with the adoption of the Employee Retention Plan, such employment agreements were assumed by CM Management and were amended as of October 5, 1998 (together and as amended, the "Employment Agreements.") The Employment Agreements each expire June 30, 2000 and provide that Messrs. Dockser and Willoughby salaries will be adjusted at least annually by the Compensation and Stock Option Committee of the Board of Directors. Each of Mr. Dockser and Mr. Willoughby currently receive a base salary of $324,500. The Employment Agreements require each of Messrs. Dockser and Willoughby to devote a substantial portion of his time to the affairs of the Company and its affiliated entities, except that each of them may devote time to other existing business activities; provided that the time devoted to such other existing business activities does not interfere with the performance of his duties to the Company and its affiliated entities. The agreements define the phrase "substantial portion" to mean all of the time required to perform the services necessary and appropriate for the conduct of the businesses of the Company and its affiliated entities.

     In the event of a change of control, as defined in the Employment Agreements, Messrs. Dockser and Willoughby reserve the right to voluntarily terminate their employment with the Company. Messrs. Dockser and Willoughby are entitled to severance payments in an amount equal to 18 months' base salary upon termination without cause and upon an involuntary resignation for any of the reasons set forth in the Employment Agreements, including a change of control. Messrs. Dockser and Willoughby are not currently entitled to receive any retention payments under the Employee Retention Plan.

     The Employment Agreements provide for indemnification of Messrs. Dockser and Willoughby to the extent provided for in the bylaws of the Company and/or CM Management up to and including amounts totaling a maximum of $250,000 for all covered persons, constituting the aggregate deductible under applicable Director and Officer insurance policies, the application of any available portion of proceeds of applicable Director and Officer insurance policies, up to $20 million in the aggregate for all covered persons, and the payment of all uninsured indemnification arising under the post-petition actions of the executives for which they are otherwise entitled to indemnification under the Bylaws of the Company and/or CM Management.

     In July 1998, the Company entered into a new employment agreement with Cynthia O. Azzara that, in connection with the adoption of the Employee Retention Plan, was assumed by CM Management and was amended as of October 5, 1998 (as amended, the "Azzara Employment Agreement"). The Azzara Employment Agreement has a three year term and provides for minimum base annual compensation of $225,000. The Azzara Employment Agreement contains provisions that prohibit Ms. Azzara from competing with the Company and certain of its affiliates for a period not to extend beyond October 5, 2000, subject to certain limited exceptions. In addition, Ms. Azzara is entitled to receive retention payments, under the Employee Retention Plan, equal to two times her base salary semiannually over a two year period, subject to certain conditions. The first retention plan payment to Ms. Azzara vested on April 5, 1999 and is payable on April 15, 1999. The fourth retention plan payment to Ms. Azzara is subject to Bankruptcy Court approval. The entire unpaid portion of the retention payments owed to Ms. Azzara will become immediately due and payable upon the effective date of a plan of reorganization of the Company, only upon receipt of Bankruptcy Court approval, or upon the termination of Ms. Azzara other than for cause.

     Ms. Azzara is entitled to severance payments in an amount equal to 24 months' base salary upon termination without cause. In addition, upon termination following a change of control, all options to acquire shares of the Company's common stock held by Ms. Azzara, to the extent not then exercisable, will become immediately exercisable. The Azzara Employment Agreement provides for indemnification of Ms. Azzara to the extent provided for in the bylaws of the Company and/or CM Management up to and including amounts totaling a maximum of $250,000 for all covered persons, constituting the aggregate deductible under applicable Officer and Director insurance policies, the application of any available portion of proceeds of applicable Officer and Director insurance policies, up to $20 million in the aggregate for all covered persons, and the payment of all uninsured indemnification arising under the post-petition actions of the executive for which she is otherwise entitled to indemnification under the bylaws of the Company and/or CM Management.

     Mr. Drew is entitled to receive retention payments, under the Employee Retention Plan, equal to one times his base salary semiannually over a two year period, subject to certain conditions. The first retention plan payment to Mr. Drew vested on April 5, 1999 and is payable on April 15, 1999. The entire unpaid portion of the retention payments owed to Mr. Drew will become immediately due and payable upon the effective date of a plan of reorganization of the Company or upon the termination of Mr. Drew other than for cause. Mr. Drew is entitled to severance payments in an amount equal to 26 weeks' base salary upon termination without cause, including a change of control, but only if such change of control results in the successful emergence of the Company and CM management from Chapter 11.

     Pursuant to the Employee Retention Plan, options granted to each of the Named Executive Officers after October 5, 1998 shall immediately become exercisable upon a change of control.

     EMPLOYEE STOCK OPTION PLAN

     The purpose of the Employee Stock Option Plan is to enhance the long-term profitability of the Company and shareholder value by offering incentives and rewards to those officers and other employees of the Company and its subsidiaries who are important to the Company's growth and success, and to encourage such officers and employees to remain in the service of the Company and its subsidiaries and to acquire and maintain stock ownership in the Company.

     The Employee Stock Option Plan currently provides for grants of stock options to purchase up to 2,000,000 shares of Company common stock. As of March 16, 1999, options to purchase a total of 1,824,188 common shares are outstanding under the Employee Stock Option Plan. Options granted under the Employee Stock Option Plan are either "nonqualified stock options" or "incentive stock options." The exercise price for options granted under the Employee Stock Option Plan may not be less than the fair market value of a share of common stock on the date of grant.

     Any executive officer or other employee of the Company or any subsidiary of the Company is eligible to be granted options, subject to certain limitations. The Compensation and Stock Option Committee is authorized to select from among employees the individuals to whom options are to be granted and to determine the number of common shares that will be subject to the options, whether such options are to be incentive stock options or nonqualified stock options, and the terms and conditions of the options consistent with the Employee Stock Option Plan.

     The Employee Stock Option Plan is administered by the Compensation and Stock Option Committee. Currently, the Compensation and Stock Option Committee consists of Messrs. Carlson, Dunnells, Merrick and Woods, each of whom is an Unaffiliated Director. Except as permitted by Rule 16b-3(c)(2) under the Exchange Act, options may not be granted under the Employee Stock Option Plan to any member of the Compensation and Stock Option Committee during the term of his or her membership on the Compensation and Stock Option Committee.

     Pursuant to the Employee Retention Plan, options granted after October 5, 1998 shall immediately become exercisable upon a change of control.

     The following table sets forth certain information concerning options granted to the Named Executive Officers during the year ended December 31, 1998:


                                       OPTION GRANTS IN LAST FISCAL YEAR

                                                % of Total Options
                                 Common Shares       Granted to
                                   Underlying        Employees        Exercise Price        Expiration          Grant Date
            Name                Options Granted    in Fiscal Year        ($/sh)               Date            Present Value
            -----               ---------------    --------------     ---------------      -----------        --------------
William B. Dockser                225,000(1)            28.99%          $15.7500           16-Mar-2006        $299,363 (2)
H. William Willoughby             225,000(1)            28.99%          $15.7500           16-Mar-2006        $299,363 (2)
Frederick J. Burchill (3)          25,000(1)             3.22%          $15.7500           08-Feb-1999(4)      $33,263 (2)
Cynthia O. Azzara                  20,000(1)             2.58%          $15.7500           16-Mar-2006         $26,610 (2)
Donald R. Drew                     10,000(1)             1.29%          $15.7500           16-Mar-2006         $13,305 (2)


------------------

(1) These options were granted on March 16, 1998 and will vest in equal annual installments commencing on the first anniversary of the date of grant.

(2) These values are estimated on the date of grant using the Black-Scholes option pricing model, which produces a per option share value as of March 16, 1998, the grant date, of $1.3305 using the following principal assumptions: expected stock price volatility of 26.6%, risk free rate of return of 4.95%, dividend yield of 9.4% and expected life of 8 years. No adjustments have been made for forfeitures or nontransferability. The actual value, if any, that the executive officer will realize from these options will depend solely on the increase in the stock price over the option price when the options are exercised.

(3) Mr. Burchill resigned as Executive Vice President of the Company effective February 8, 1999.

(4) Mr. Burchill has 180 days from the date of his resignation to exercise any outstanding options held by him that were exercisable at the time of his resignation. As of February 8, 1999, Mr. Burchill had options to acquire 79,999 shares of the Company's common stock that were fully exercisable.

The following table provides information concerning the exercise of options during the year ended December 31, 1998 for each of the Named Executive Officers.

                           AGGREGATED OPTION EXERCISES IN 1998 AND YEAR-END 1998 OPTION VALUES

                                                                       Number of Common Shares         Value of Unexercised
                                                                       Underlying Unexercised         in-the-money Options
                        Common Shares Acquired       Value Realized     Options at FY-end (#)               at FY-end ($)
Name                  On Exercise During 1998 (#)        ($)(1)      Exercisable / Unexercisable   Exercisable / Unexercisable(2)
----                  ---------------------------    --------------  ---------------------------   ------------------------------
William B. Dockser                 12,698                 $52,125       677,302        975,000        $0            $0
H. William Willoughby               2,000                 $10,710       841,905        975,000        $0            $0
Frederick J. Burchill(3)           20,000                 $77,100        73,332         61,668(4)     $0            $0
Cynthia O. Azzara                   6,600                 $27,505        33,399         40,001        $0            $0
Donald R. Drew                       -0-                    -0-               0         10,000        $0            $0

---------

(1) The value realized on the exercise of stock options was determined by taking the difference between the option price and the fair market value of the common shares on the date of exercise.

(2) Options have been granted at exercise prices from $9.77 to $15.9375. The closing price of a share of common stock was $3.50 on December 31, 1998. The exercise price of the option shares exceeded the market value of such options at fiscal year end and, accordingly, such options were not "in the money" as of December 31, 1998.

(3) Mr. Burchill resigned as Executive Vice President of the Company effective February 8, 1999.

(4) Mr. Burchill has 180 days from the date of his resignation to exercise any outstanding options held by him that were exercisable at the time of his resignation. As of February 8, 1998, Mr. Burchill had options to acquire 79,999 shares of the Company's common stock that were fully exercisable.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 16, 1999 by (i) each person known by the Company to be the beneficial owner of more than 5% of its common stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned.



                                                  Amount and Nature
                                                  of Common Shares                     Percentage of Common
Name                                             Beneficially Owned                     Shares Outstanding
----                                             ------------------                    ---------------------
William B. Dockser                                   2,561,099 (1)(2)                          4.6%
H. William Willoughby                                2,409,500 (1)(3)                          4.3%
Garrett G. Carlson, Sr.                                 17,500 (4)                                *
G. Richard Dunnells                                     15,720 (8)                                *
Robert J. Merrick                                        4,000 (9)                                *
Robert E. Woods                                          1,000(10)                                *
Frederick J. Burchill (5)                               79,999                                    *
Cynthia 0. Azzara                                       60,435(11)                                *
Donald R. Drew                                           4,934 (6)                                *

Gotham Partners L.P.
Gotham Partners III
Gotham International Advisors LLC(7)                 4,917,900 (7)                             9.2%
   110 East 42nd Street 18th Floor
   New York, NY  10017

All Directors and Executive
  Officers as a Group (13 persons)                   5,192,971 (1)(2)(3)(4)(6)(12)             8.8%


---------------
*Less than 1%.

 (1) Includes 2,767 common shares owned by C.R.I, Inc. of which Messrs. Dockser and Willoughby are the sole shareholders.

 (2) Includes 752,302 shares exercisable upon exercise of presently exercisable options or those exercisable within 60 days. Includes 104,343 common shares held by Mr. Dockser's wife, 125,000 common shares held by the William B. Dockser '59 Charitable Lead Annuity Trust (for which Mr. Dockser has sole voting power) and 200,000 common shares held by the Dockser Family Foundation (for which Mr. Dockser has sole voting power).

 (3) Includes 916,905 shares exercisable upon exercise of presently exercisable options or those exercisable within 60 days. Includes 43,100 common shares held by Mr. Willoughby's wife, 27,000 common shares held by Mr. Willoughby's parents, 10,000 common shares held by Mr. Willoughby's son and 4,095 common shares held by Mr. Willoughby's daughter.

 (4) Includes 2,000 shares exercisable upon exercise of presently exercisable options or those exercisable within 60 days. Includes 1,000 common shares held by Mr. Carlson's wife and 14,500 common shares held by a partnership for which Mr. Carlson is the sole general partner.

 (5) Includes 79,999 shares exercisable upon exercise of presently exercisable options or those exercisable within 60 days. Mr. Burchill resigned as Executive Vice President of the Company effective February 8, 1999.

 (6) Includes 3,334 shares exercisable upon exercise of presently exercisable options or those exercisable within 60 days. Includes 1,000 common shares held by Mr. Drew's wife.

 (7) Based on a Schedule 13G filed by Gotham Partners, L.P., Gotham Partners III, L.P. and Gotham International Advisors L.L.C., such entities collectively hold 4,917,900 common shares, for which they hold sole voting and investment power.

 (8) Includes 2,000 shares exercisable upon exercise of presently exercisable options or those exercisable within 60 days.

 (9) Includes 1,000 shares exercisable upon exercise of presently exercisable options or those exercisable within 60 days.

(10) Includes 500 shares exercisable upon exercise of presently exercisable options or those exercisable within 60 days.

(11) Includes 3,334 shares exercisable upon exercise of presently exercisable options or those exercisable within 60 days.

(12) Includes 1,842,690 shares exercisable upon exercise of presently exercisable options or those exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company maintains its headquarters office in Rockville, Maryland. Pursuant to an administrative services agreement with CRI which was entered into in connection with the Merger (the "CRI Administrative Services Agreement"), CRI is obligated to provide the Company and its subsidiaries with certain administrative office, facility and other services, at cost, with respect to certain aspects of the Company's business. The Company intends to use the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by the Company or provided by another service provider. The CRI Administrative Services Agreement is terminable on 30 days' notice at any time by the Company. The Company and its subsidiaries paid charges under the CRI Administrative Services Agreement of $352,471 for the year ended December 31, 1998.

     In June 1997, a subsidiary of the Company acquired a Holiday Inn Express hotel in Nashville, Tennessee in a foreclosure sale from a commercial mortgage-backed security trust. In connection with such purchase, the subsidiary-owner of the hotel entered into a hotel management agreement (the"Hotel Management Agreement") with Capitol Hotel Group International, Inc. ("CHGI"), a Maryland company partially owned by Messrs. Dockser and Willoughby. The Hotel Management Agreement provides that in exchange for the hotel management and operating duties set forth in the agreement, CHGI will receive an annual management fee in an amount equal to four percent of the total annual revenues of the hotel plus twenty percent of the annual net profit of the hotel. For the year ended December 31, 1998, the Company paid a total of $ 4,691 to CHGI pursuant to the Hotel Management Agreement. Prior to entering into the Hotel Management Agreement, the Company received a written opinion from an independent hotel consulting and appraisal company that the terms of the Hotel Management Agreement were reasonable and within industry standards.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  List of documents filed as part of this report:

          1 and 2. Financial Statements and Financial Statement Schedules

                                                                                               Page
Description                                                                                  Number(s)
-----------                                                                                  --------
Report of Independent Public Accountants....................................................   F-1

Consolidated Balance Sheets as of December 31,
  1998 and 1997.............................................................................   F-2

Consolidated Statements of Income for the
  years ended December 31, 1998, 1997 and 1996..............................................   F-3

Consolidated Statements of Changes in Shareholders' Equity for the years ended
  December 31, 1998, 1997 and 1996..........................................................   F-4

Consolidated Statements of Cash Flows for the
  years ended December 31, 1998, 1997 and 1996..............................................   F-5

Notes to Consolidated Financial Statements..................................................   F-6

All other financial statements and financial statement schedules have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

     (a)3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

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

               c. Amendment to the Articles of Incorporation of CRIIMI MAE Inc.
                  (filed herewith).

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

               g. First Amendment to the Limited Partnership Agreement of CRIIMI
                  MAE Services Limited Partnership effective as of December 31, 1995 between CRIIMI MAE Management Inc. and CRIIMI MAE Services, Inc. (filed herewith).

               h. Second Amendment to the Limited Partnership Agreement of
                  CRIIMI MAE Services Limited Partnership effective as of January 2, 1997 between CRIIMI MAE Management Inc. and CRIIMI MAE Services, Inc. (filed herewith).

               i. Third Amendment to the Limited Partnership Agreement of CRIIMI
                  MAE Services Limited Partnership effective as of December 31, 1997 between CRIIMI MAE Management Inc. and CRIIMI MAE Services, Inc. (filed herewith).

               j. Articles Supplementary to the Articles of Incorporation of
                  CRIIMI MAE Inc. designating 150,000 shares of the Company's Preferred Stock as "Series A Cumulative Convertible Preferred Stock" (incorporated by reference from Exhibit 4.1 to the S-3 registration statement filed with the Securities and Exchange Commission on June 26, 1996).

               k. Articles Supplementary to the Articles of Incorporation of
                  CRIIMI MAE Inc. designating 3,000,000 shares of the Company's Preferred Stock as "Series B Cumulative Convertible Preferred Stock" (incorporated by reference from Exhibit 4.1 to the S-3 registration statement filed with the Securities and Exchange Commission on August 7, 1996).

               l. Articles Supplementary to the Articles of Incorporation of
                  CRIIMI MAE Inc., designating 300,000 shares of the Company's Preferred Stock as "Series C Cumulative Convertible Preferred Stock" (incorporated by reference from Exhibit 4.1 to the 8-K filed with the Securities and Exchange Commission on September 23, 1997).

               m. Articles Supplementary to the Articles of Incorporation of
                  CRIIMI MAE Inc. designating 300,000 shares of the Company's Preferred Stock as "Series D Cumulative Convertible Preferred Stock" (incorporated by reference from Exhibit 4.1 to the 8-K filed with the Securities and Exchange Commission on August 3,
                  1998).

               n. Articles of Merger merging CRI Acquisition, Inc., CRICO
                  Mortgage Company, Inc. and CRI/AIM Management, Inc. into CRIIMI MAE Management, Inc. (incorporated by reference from
                  Exhibit 10(i) to the Annual Report on Form 10-K for 1995).

          Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

               a. Dividend Reinvestment and Stock Purchase Plan between CRIIMI
                  MAE Inc. and shareholders (incorporated by reference from the registration statement on Form S-3A filed December 9, 1997).

               b. Form of Indenture between CRIIMI MAE Financial Company and the trustee (incorporated by reference from Exhibit 4.1 to the S-3 Registration Statement filed with the Securities and Exchange Commission on September 12, 1995).

               c. Form of Bond (incorporated by reference to Exhibit 4.2 to the
                  S-3 Registration Statement filed with the Securities and Exchange Commission on September 12, 1995).

               d. Seven Percent Funding Note due September 17, 2031 dated
                  September 22, 1995 between CRIIMI MAE Financial Company II and the Federal Home Loan Mortgage Company (incorporated by reference from Exhibit 4(bbb) to the Annual Report on Form 10-K for 1995).

               e. Funding Note Purchase and Security Agreement dated as of
                  September 22, 1995 among the Federal Home Loan Mortgage Company, CRIIMI MAE Inc. and CRIIMI MAE Financial Company II (incorporated by reference from Exhibit 4(ccc) to the Annual Report on Form 10-K for 1995).

               f. Assignment and Agreement dated as of September 22, 1995 between CRIIMI MAE Inc. and CRIIMI MAE Financial Company II (incorporated by reference from Exhibit 4(ddd) to the Annual Report on Form 10-K for 1995).

               g. Funding Note dated December 15, 1995 between CRIIMI MAE
                  Financial Company III and the Federal National Mortgage Association (incorporated by reference from Exhibit 4(lll) to the Annual Report on Form 10-K for 1995).

               h. Assignment and agreement dated as of the 15th day of December,
                  1995, by and between CRIIMI MAE Inc. and CRIIMI MAE Financial Company III (incorporated by reference from Exhibit 4(mmm) to the Annual Report on Form 10-K for 1995).

               i. Funding Note Issuance and Security Agreement dated as of
                  December 15, 1995 among Federal National Mortgage Association, CRIIMI MAE Inc. and CRIIMI MAE Financial Company III (incorporated by reference from Exhibit 4(nnn) to the Annual Report on Form 10-K for 1995).

               j. Indenture Agreement dated December 20, 1996 between CRIIMI MAE
                  QRS 1, Inc. and the trustee (incorporated by reference from Exhibit 4(sss) to the Annual Report on Form 10-K for 1996).

               k. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds,
                  Class A-1 (incorporated by reference from Exhibit 4(ttt) to the Annual Report on Form 10-K for 1996).

               l. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds,
                  Class A-2 (incorporated by reference from Exhibit 4(uuu) to the Annual Report on Form 10-K for 1996).

               m. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds,
                  Class B (incorporated by reference from Exhibit 4(vvv) to the Annual Report on Form 10-K for 1996).

               n. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds,
                  Class C (incorporated by reference from Exhibit 4(www) to the Annual Report on Form 10-K for 1996).

               o. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds,
                  Class D (incorporated by reference from Exhibit 4(xxx) to the Annual Report on Form 10-K for 1996).

               p. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds,
                  Class E (incorporated by reference from Exhibit 4(yyy) to the Annual Report on Form 10-K for 1996).

               q. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds,
                  Class F (incorporated by reference from Exhibit 4(zzz) to the Annual Report on Form 10-K for 1996).

               r. Indenture Agreement, dated as of November 19, 1997, between the Company and State Street Bank and Trust Company (incorporated by reference from Exhibit 4 (aaaa) to the Annual Report on Form 10-K for 1997).

               s. First Supplemental Indenture, dated as of November 21, 1997, between the Company and State Street Bank and Trust Company (incorporated by reference from Exhibit 4 (bbbb) to the Annual Report on Form 10-K for 1997).

               t. Prospectus dated May 29, 1998 whereby CRIIMI MAE Inc. from time to time may offer one or more series of debt securities, preferred shares, common shares or warrants to purchase Preferred Shares or Common shares up to an aggregate public offering price of up to $350,000,000 (incorporated by reference from Form S-3 on Form 8-K filed May 29, 1998).

               u. Prospectus dated July 8, 1998 whereby CRIIMI MAE Inc. offers participation in its Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from Form S-3 filed on July 9,
                  1998).

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

               c. Allonge to Amended and Restated Promissory Note dated as of
                  June 23, 1995 between C.R.I., Inc. and CRI/AIM Management, Inc. (incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for 1995).

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

               j. Certificate of Merger dated June 30, 1995 merging CRICO
                  Mortgage Company, Inc., CRI/AIM Management, Inc. and CRI Acquisition, Inc. into CRIIMI MAE Management, Inc. (incorporated by reference from Exhibit 10(k) to the Annual Report on Form 10-K for 1995).

               k. Asset Purchase Agreement dated as of June 30, 1995 among
                  C.R.I., Inc., CRI Acquisition, Inc. and William B. Dockser and
                  H. William Willoughby (incorporated by reference from Exhibit 10(l) to the Annual Report on Form 10-K for 1995).

               l. Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and Frederick J. Burchill (incorporated by reference from Exhibit 10(n) to the Annual Report on Form 10-K for 1995).

               m. Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and H. William Willoughby (incorporated by reference from Exhibit 10(q) to the Annual Report on Form 10-K for 1995).

               n. Employee Stock Option Agreements and Stock Option Plan for Key
                  Employees (incorporated by reference from Exhibit 4(c) to the S-8 Registration Statement filed with the Securities and Exchange Commission on June 20, 1997).

               o. 1996 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 4 to the S-8 Registration Statement filed with the Securities and Exchange Commission on June 13,
                  1996).

               p. Employment and Non-Competition Agreement dated as of July 1,
                  1998 between CRIIMI MAE Management, Inc. and Cynthia O. Azzara (filed herewith).

               q. First Amendment to the Employment and Non-Competition
                  Agreement dated as of October 5, 1998 by and among CRIIMI MAE Management, Inc. and Cynthia O. Azzara and CRIIMI MAE Inc. (filed herewith).

               r. Employment and Non-Competition Agreement dated as of October
                  7, 1998 between CRIIMI MAE Management, Inc. and David B. Iannarone (filed herewith).

               s. First Amendment to the Employment and Non-Competition
                  Agreement, dated as of October 7, 1998, by and among CRIIMI MAE Management, Inc., David B. Iannarone and CRIIMI MAE Inc. (filed herewith).

               t. First Amendment to Employment and Non-Competition Agreement,
                  dated as of October 5, 1998, by and among CRIIMI MAE Management, Inc., William B. Dockser and CRIIMI MAE Inc. (filed herewith).

               u. First Amendment to Employment and Non-Competition Agreement,
                  dated as of October 5, 1998, by and among CRIIMI MAE Management, Inc., H. William Willoughby and CRIIMI MAE Inc. (filed herewith).

               v. Master Loan and Security Agreement dated as of March 31, 1998 between CRIIMI MAE Inc. and German American Capital Company (incorporated by reference from Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

               w. Master Assignment Agreement dated as of November 25, 1997 between CRIIMI MAE Inc. and Lehman Commercial paper, Inc. (incorporated by reference from Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

               x. Whole Loan Origination Facility Agreement between Prudential
                  Securities Credit Corp., and CRIIMI MAE Inc., dated as of June 1, 1998 (incorporated by reference from Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1998).

               y. Underwriting Agreement dated January 22, 1998 between CRIIMI
                  MAE Inc. and Prudential Securities Incorporated (incorporated by reference from Exhibit 1.0 to the 8-K filed with the Securities and Exchange Commission on January 23, 1998).

               z. Underwriting Agreement dated March 19, 1998 between CRIIMI MAE
                  Inc. and Prudential Securities Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from
                  Exhibit 1.0 to the 8-K filed with the Securities and Exchange Commission on March 20, 1998).

              aa. Amended and Restated Mortgage Loan Origination and Disposition
                  Program Agreement made as of May 1, 1998 between Citicorp Real Estate, Inc. and CRIIMI MAE Inc. (filed herewith).

              bb. Articles of Incorporation of CRIIMI MAE Management, Inc.
                  (incorporated by reference from Exhibit 3(h) to the Annual Report on Form 10-K for 1995).

              cc. Bylaws of CRIIMI MAE Management, Inc. (incorporated by reference from Exhibit 3(i) to the Annual Report on Form 10-K for 1995).

              dd. Articles of Incorporation of CRIIMI MAE Services, Inc. as a
                  Maryland Close Company (incorporated by reference from Exhibit 3(j) to the Annual Report on Form 10-K for 1995).

              ee. Bylaws of CRIIMI MAE Services, Inc. (incorporated by reference from Exhibit 3(k) to the Annual Report on Form 10-K for 1995).

              ff. Articles of Incorporation of CRIIMI MAE Financial Company
                  (incorporated by reference from Exhibit 3.1 to the Form S-3 Registration Statement filed with the Securities and Exchange Commission on September 12, 1995).

              gg. By-laws of CRIIMI MAE Financial Company (incorporated by reference from Exhibit 3.2 to the Form S-3 Registration Statement filed with the Securities and Exchange Commission on September 12, 1995).

              hh. Articles of Incorporation of CRIIMI MAE Financial Company II
                  (incorporated by reference from Exhibit 3(q) to the Annual Report on Form 10-K for 1995).

              ii. Bylaws of CRIIMI MAE Financial Company II (incorporated by reference from Exhibit 3(r) to the Annual Report on Form 10-K for 1995).

              jj. Articles of Incorporation of CRIIMI MAE Financial Company III
                  (incorporated by reference from Exhibit 3(s) to the Annual Report on Form 10-K for 1995).

              kk. Bylaws of CRIIMI MAE Financial Company III (incorporated by reference from Exhibit 3(t) to the Annual Report on Form 10-K for 1995).

              ll. Certificate of Incorporation of CRIIMI MAE QRS 1, Inc.
                  (incorporated by reference from Exhibit 3(p) to the Annual Report on Form 10-K for 1996.)

              mm. Bylaws of CRIIMI MAE QRS 1, Inc. (incorporated by reference from Exhibit 3(q) to the Annual Report on Form 10-K for 1996).

              nn. Certificate of Incorporation of CRIIMI MAE Holdings, Inc.
                  (incorporated by reference from Exhibit 3(r) to the Annual Report on Form 10-K for 1996).

              oo. Bylaws of CRIIMI MAE Holdings, Inc. (incorporated by reference from Exhibit 3(s) to the Annual Report on Form 10-K for 1996).

              pp. Certificate of Limited Partnership of CRIIMI MAE Holdings,
                  L.P. (incorporated by reference from Exhibit 3(t) to the Annual Report on Form 10-K for 1996).

              qq. Limited Partnership Agreement of CRIIMI MAE Holdings, L.P.
                  effective as of December 17, 1996 between CRIIMI MAE Inc., CRIIMI MAE Services Limited Partnership and CRIIMI MAE Holdings, Inc. (incorporated by reference from Exhibit 3(u) to the Annual Report on Form 10-K for 1996).

              rr. First Amendment to Preferred Stock Purchase Agreement for
                  Series C Preferred Stock dated May 9, 1997 (incorporated by reference from Exhibit

                  10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 23, 1997).

              ss. Second Amendment to Preferred Stock Purchase Agreement for
                  Series C Preferred Stock dated February 18, 1998 (incorporated by reference from Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on February 20, 1998).

              tt. Preferred Stock Purchase Agreement for Series D Preferred
                  Stock dated July 22, 1998 (incorporated by reference from
                  Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on August 3, 1998).

              uu. Certificate of Limited Partnership of CRIIMI MAE Holdings II,
                  L.P. (filed herewith).

              vv. Limited Partnership Agreement of CRIIMI MAE Holdings II, L.P.
                  effective as of June 4, 1998 between CRIIMI MAE Inc. and CRIIMI MAE Services Limited Partnership (filed herewith).

              ww. Installment Note dated June 30, 1995 between CRIIMI MAE
                  Services, Inc. and CRI/AIM Management, Inc. (incorporated by reference from Exhibit 4(oo) to the Annual Report on Form 10-K for 1995).

              xx. Installment Note dated June 30, 1995 between CRIIMI MAE
                  Services, Inc. and CRICO Mortgage Company, Inc. (incorporated by reference from Exhibit 4(pp) to the Annual Report on Form 10-K for 1995).

              yy. $9,100,000 Credit Agreement dated as of June 30, 1995 between
                  CRIIMI MAE Management, Inc. and Signet Bank/Virginia (incorporated by reference from Exhibit 4(qq) to the Annual Report on Form 10-K for 1995).

              zz. Loan Note dated June 30, 1995 between CRIIMI MAE Management,
                  Inc. and Signet Bank/Virginia (incorporated by reference from Exhibit 4(rr) to the Annual Report on Form 10-K for 1995).

             aaa. Modification of Interest Rate dated August 22, 1995 for the
                  Credit Agreement Dated as of June 30, 1995 between CRIIMI MAE Management, Inc. and Signet Bank/Virginia (incorporated by reference from Exhibit 4(ss) to the Annual Report on Form 10-K for 1995).

             bbb. Guaranty dated June 30, 1995 entered into by CRIIMI MAE Inc.
                  in favor of and for the benefit of Signet Bank/Virginia (incorporated by reference from Exhibit 4(tt) to the Annual Report on Form 10-K for 1995).

             ccc. First Amendment to Guaranty dated September 21, 1995 entered into by CRIIMI MAE Inc., in favor of and for the benefit of Signet Bank/ Virginia (incorporated by reference from Exhibit 4(yy) to the Annual Report on Form 10-K for 1995).

             ddd. Second Amendment to Guaranty dated September 21, 1995 entered into by CRIIMI MAE Inc., in favor of and for the benefit of Signet Bank/ Virginia (incorporated by reference from Exhibit 4(zz) to the Annual Report on Form 10-K for 1995).

             eee. Option agreement between CRIIMI MAE Inc. and William B.
                  Dockser (incorporated by reference from Exhibit No. 4(a) to the registration statement on Form S-8 filed January 16,
                  1996).

             fff. Option agreement between CRIIMI MAE Inc. and H. William
                  Willoughby (incorporated by reference from Exhibit No. 4(b) to the registration statement on Form S-8 filed January 16,
                  1996).

             ggg. Form of Option Agreement for Cynthia O. Azzara, Frederick J.
                  Burchill, Jay R. Cohen and Deborah A. Linn (incorporated by reference from Exhibit No. 4(d) to the registration statement on Form S-8 filed January 16, 1996).

             hhh. Form of Option Agreement for other key employees (incorporated by reference from Exhibit No. 4(e) to the registration statement on Form S-8 filed January 16, 1996).

             iii. Master Assignment Agreement dated September 25, 1997 between
                  CRIIMI MAE Inc. and Merrill Lynch Mortgage Capital Inc. (incorporated by reference from Exhibit 4 (eeee) to the Annual Report on Form 10-K for 1997).


          Exhibit No. 21 - Subsidiaries of the registrant.

               a. CRIIMI, Inc., incorporated in the State of Maryland.

               b. CRIIMI MAE Financial Company, incorporated in the State of
                  Maryland.

               c. CRIIMI MAE Financial Company II, incorporated in the State of
                  Maryland.

               d. CRIIMI MAE Financial Company III, incorporated in the State of
                  Maryland.

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

               g. CRIIMI MAE Holdings, Inc., incorporated in the State of
                  Delaware.

               h. CRIIMI MAE Holdings L.P. formed in the State of Delaware.

               i. CRIIMI MAE Services Limited Partnership formed in the State of
                  Maryland.

               j. CRIIMI MAE Services Inc. incorporated in the State of
                  Maryland.

               k. CRIIMI MAE Holdings L.P. II formed in the State of Delaware.

               l. CRIIMI MAE CMBS Company incorporated in the State of Delaware.

          Exhibit No. 27 - Financial Data Schedule

               a. Financial Data Schedule (filed herewith).

          Exhibit No. 99 - Additional Exhibits

               a. United States Bankruptcy Court Voluntary Petition #9823115
                  filed on October 5, 1998 for CRIIMI MAE Inc. (incorporated by reference from

                  Exhibit 99(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

               b. United States Bankruptcy Court Voluntary Petition #9823116
                  filed on October 5, 1998 for CRIIMI MAE Management, Inc. (incorporated by reference from Exhibit 99(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

               c. United States Bankruptcy Court Voluntary Petition #9823117
                  filed on October 5, 1998 for Holdings II, L.P. (incorporated by reference from Exhibit 99(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

               d. Motion for an Order Extending the Debtor's Exclusive Periods
                  to File a Plan of Reorganization and Solicit Acceptances Thereof Pursuant to 11 U.S.C. Sec. 1121(d) filed on
                  January 28, 1999 (filed herewith).

               e. Stipulation and Consent Order regarding Motion and Adversary
                  Proceeding (Merrill Lynch) entered December 4, 1998 (filed herewith).

               f. Supplement to Stipulation and Consent Order Regarding Motion
                  and Adversary Proceeding (Merrill Lynch) entered January 6, 1999 (filed herewith).

               g. Stipulation and Agreed Order Authorizing Use of Cash
                  Collateral (German American Capital Corporation) entered February 2, 1999 (filed herewith).

               h. Stipulation and Consent Order Regarding Adversary Proceeding
                  (Morgan Stanley and Co. International Limited) entered on January 26, 1999 (filed herewith).

               i. Stipulation and Order Regarding Proceeds Received by the
                  Debtor from the Sale of the BBB Bonds (Morgan Stanley and Co. International Limited) entered on January 26, 1999 (filed herewith).

               j. Order Upon Motions for Reconsideration of Order Extending
                  Debtors' Exclusive Periods entered on February 24, 1999 (filed herewith).

               k. Stipulation and Consent Order Regarding Sale of Certain Triple
                  B Bonds (Citicorp) entered on April 5, 1999 (filed herewith).

               l. Supplemental Stipulation and Consent Order Regarding Sale of
                  Certain Triple B Bonds (Citicorp) entered on April 5, 1999 (filed herewith).

               m. Stipulation and Order Regarding Proceeds Received by the
                  Debtor from the Sale of Certain Triple B Bonds (Citicorp) entered on April 5, 1999 (filed herewith).

               n. Stipulation and Consent Order Regarding Mortgage Loan
                  Origination Agreement with Citicorp Real Estate Inc. entered on April 5, 1999 (filed herewith).

               o. Supplemental Stipulation and Consent Order Regarding Mortgage
                  Loan Origination Agreement with Citicorp Real Estate, Inc. entered on April 5, 1999 (filed herewith).

               p. Stipulation and Order Regarding Proceeds Received by the
                  Debtor from Mortgage Loan Sale entered on April 5, 1999 (filed herewith).



          (b) Reports on Form 8-K

           Date                             Purpose
           -----                            -------
        October 5, 1998          On October 5, 1998, a voluntary petition of
                                 reorganization was filed by CRIIMI MAE Inc., under chapter 11 of the federal Bankruptcy
                                 Code, as amended. The petition was filed in the United States Bankruptcy Court for the
                                 District of Maryland (Case No. 9823115).

        November 19, 1998        The registrant issued press releases on
                                 October 21, 1998, October 22, 1998, November
                                 5, 1998 and November 18, 1998.

        December 7, 1998         The registrant issued a press release on
                                 December 7, 1998.

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

                                          CRIIMI MAE INC.

APRIL 12, 1999                            /S/ WILLIAM B. DOCKSER
----------------                          --------------------------------------
DATE                                      William B. Dockser
                                          Chairman of the Board and
                                          Principal Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


APRIL 12, 1999                            /S/ WILLIAM B. DOCKSER
----------------                          --------------------------------------
DATE                                      William B. Dockser
                                          Chairman of the Board and
                                          Principal Executive Officer




APRIL 12, 1999                            /S/ H. WILLIAM WILLOUGHBY
----------------                          --------------------------------------
DATE                                      H. William Willoughby
                                          Director, President and
                                          Secretary



APRIL 12, 1999                            /S/ CYNTHIA O. AZZARA
----------------                          --------------------------------------
DATE                                      Cynthia O. Azzara
                                          Senior Vice President, Chief
                                          Financial Officer and Principal
                                          Accounting Officer



APRIL 12, 1999                            /S/ GARRETT G. CARLSON, SR.
----------------                          --------------------------------------
DATE                                      Garrett G. Carlson, Sr.
                                          Director



APRIL 12, 1999                            /S/ G. RICHARD DUNNELLS
----------------                          --------------------------------------
DATE                                      G. Richard Dunnells
                                          Director



APRIL 12, 1999                            /S/ ROBERT MERRICK
----------------                          --------------------------------------
DATE                                      Robert Merrick
                                          Director


APRIL 12, 1999                            /S/ ROBERT E. WOODS
----------------                          --------------------------------------
DATE                                      Robert E. Woods
                                          Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of CRIIMI MAE Inc.

         We have audited the accompanying consolidated balance sheets of CRIIMI MAE Inc. (CRIIMI MAE) and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of CRIIMI MAE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRIIMI MAE and its subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that CRIIMI MAE will continue as a going concern. As discussed in Note 1 to the financial statements, on October 5, 1998, CRIIMI MAE filed for relief under Chapter 11 of the U.S. Bankruptcy Code which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should CRIIMI MAE be unable to continue as a going concern.

Arthur Andersen LLP
Washington, D.C.
April 12, 1999

                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                        December 31,
                                                                                  1998                 1997
                                                                            ---------------      ---------------

Assets:
  Mortgage Assets:

     Subordinated CMBS, at fair value                                       $ 1,274,185,678      $    35,424,387
     Subordinated CMBS, at amortized cost                                              --          1,079,055,459
     Insured Mortgage Securities, at fair value                                 488,095,221           18,888,883
     Insured Mortgage Securities, at amortized cost                                    --            586,224,858
     Investment in originated loans, at
     amortized cost                                                             499,076,030                 --
  Equity Investments                                                             42,868,469           46,234,269
  Receivables                                                                    46,992,337           17,789,273
  Other assets                                                                   62,520,146           87,579,565
  Cash and cash equivalents                                                      24,180,072            2,108,794
                                                                            ---------------      ---------------
Total assets                                                                $ 2,437,917,953      $ 1,873,305,488
                                                                            ---------------      ---------------
                                                                            ---------------      ---------------
Liabilities:
  LIABILITIES NOT SUBJECT TO CHAPTER 11 PROCEEDINGS:
   SECURITIZED MORTGAGE OBLIGATIONS:
      Collateralized bond obligations-CMBS                                  $   117,831,435      $   137,061,676
      Collateralized mortgage obligations -
      insured mortgage securities                                               456,101,720          559,363,321
      Collateralized mortgage obligations -
      originated loans                                                          386,752,951                 --
      Payables and accrued expenses                                              17,124,124           12,460,018
   LIABILITIES SUBJECT TO CHAPTER 11 PROCEEDINGS:
   SECURED:
      Variable rate secured borrowings-CMBS                                     932,236,674          585,379,360
      Other financing facilities                                                  3,050,000            3,250,000
   UNSECURED:
        Senior unsecured  notes                                                 100,000,000           99,877,695
        Other financing facilities                                               89,749,522           30,000,000
        Payables and accrued expenses                                            27,194,622                 --
                                                                            ---------------      ---------------
        Total liabilities                                                     2,130,041,048        1,427,392,070
                                                                            ---------------      ---------------
Minority interests in
  consolidated subsidiaries                                                            --                932,431
                                                                            ---------------      ---------------
Shareholders' equity:
  Convertible preferred stock, $ .01 par; 25,000,000 shares authorized;
  1,816,982 and 1,829,376 shares issued and outstanding, respectively                18,170               18,294
  Common stock, $ .01 par; 120,000,000 and 60,000,000 shares authorized; 52,898,100 and 40,131,551 shares issued and
  outstanding, respectively                                                         528,981              406,703
  Accumulated Other Comprehensive Income                                       (251,255,309)           1,082,811
  Additional paid-in capital                                                    558,585,063          448,524,552
                                                                            ---------------      ---------------
                                                                                307,876,905          450,032,360
Less treasury shares, at cost-
 538,635 shares as of December 31, 1997                                                --             (5,051,373)
                                                                            ---------------      ---------------
  Total shareholders' equity                                                    307,876,905          444,980,987
                                                                            ---------------      ---------------
  Total liabilities and shareholders'
   equity                                                                   $ 2,437,917,953      $ 1,873,305,488
                                                                            ---------------      ---------------
                                                                            ---------------      ---------------


                   The accompanying notes are an integral part of these consolidated financial statements.

                                 CRIIMI MAE INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME


                                                                                        For the years ended December 31,
                                                                                    1998             1997               1996
                                                                               -------------     -------------     -------------

Interest Income:
   Subordinated CMBS                                                           $ 143,656,307     $  79,669,816     $  41,713,126
   Insured Mortgage Securities                                                    43,062,743        49,425,401        56,911,670
   Originated Loans                                                               20,588,112              --                --
                                                                               -------------     -------------     -------------
   Total interest income                                                         207,307,162       129,095,217        98,624,796
                                                                               -------------     -------------     -------------
Interest and related expenses:
  Fixed-rate collateralized bond obligations-CMBS                                  8,945,570        11,351,890           331,826
  Fixed-rate collateralized mortgage obligations-insured                          39,503,033        42,795,773        46,708,352
  Fixed-rate collateralized mortgage obligations-originated loans                 14,772,782             --                --
  Fixed-rate senior unsecured notes                                                9,689,621         1,065,843             --
  Variable-rate secured borrowings-CMBS                                           59,628,760        21,958,309        15,002,157
  Other financing facilities                                                       3,728,665           747,599         1,036,432
                                                                               -------------     -------------     -------------
   Total interest expense                                                        136,268,431        77,919,414        63,078,767
                                                                               -------------     -------------     -------------
Net interest margin                                                               71,038,731        51,175,803        35,546,029
                                                                               -------------     -------------     -------------

Gain on sale of CMBS                                                              28,800,408             --                --
Equity in earnings from investments                                                2,617,728         3,612,230         4,431,977
Other income                                                                       4,278,878         2,609,354         2,898,646
Gain on mortgage security dispositions                                             1,196,499        17,343,481         9,601,360
General and administrative expenses                                              (14,623,407)       (9,610,579)       (7,969,943)
Amortization of assets acquired in the Merger                                     (2,877,576)       (2,877,564)       (2,881,824)
Realized loss on reverse repurchase obligation                                    (4,503,177)            --                --
Unrealized losses on warehouse obligations                                       (30,378,173)            --                --
Write-off of capitalized loan origination costs                                   (3,284,037)            --                --
Reorganization Items                                                              (9,856,947)            --                --
                                                                               -------------     -------------     -------------
                                                                                 (28,629,804)       11,076,922         6,080,216

Minority interest in net income of consolidated subsidiary                           (40,334)       (8,065,109)       (6,386,388)

Net Income before dividends paid or accrued on preferred shares                   42,368,593        54,187,616        35,239,857

Dividends paid or accrued on preferred shares                                     (6,997,859)       (6,472,540)       (3,526,451)
                                                                               -------------     -------------     -------------
Net income available to common shareholders                                    $  35,370,734     $  47,715,076     $  31,713,406
                                                                               -------------     -------------     -------------
                                                                               -------------     -------------     -------------
Net income available to common shareholders per common share:
   Basic                                                                       $        0.75     $        1.29     $        1.03
                                                                               -------------     -------------     -------------
                                                                               -------------     -------------     -------------
    Diluted                                                                    $        0.74     $        1.25     $        1.03
                                                                               -------------     -------------     -------------
                                                                               -------------     -------------     -------------
Shares used in computing basic earnings
  per share, exclusive of shares held in treasury                                 47,280,371        36,993,130        30,665,052
                                                                               -------------     -------------     -------------
                                                                               -------------     -------------     -------------
Comprehensive Income
Net Income before Dividends paid or accrued on preferred shares                   42,368,593        54,187,616        35,239,856
Other Comprehensive Income                                                      (252,338,120)       (7,833,417)       (7,222,421)
                                                                               -------------     -------------     -------------
   Comprehensive Income                                                        $(209,969,527)    $  46,354,199     $  28,017,435
                                                                               -------------     -------------     -------------
                                                                               -------------     -------------     -------------


                   The accompanying notes are an integral part of these consolidated financial statements.

                                 CRIIMI MAE INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                         Accumulated
                                           Preferred     Common Stock      Other           Additional
                                           Stock Par         Par        Comprehensive        Paid-in
                                             Value          Value          Income            Capital
                                           ---------     ----------     -------------     -------------
Balance, December 31, 1995                 $    --       $  309,356     $  16,138,649     $ 274,226,356
    Net income                                  --             --                --                --
    Dividends paid or accrued on
      preferred shares                          --             --                --                --
    Dividends of $1.03 per weighted
      average share                             --             --                --                --
    Return of capital of $0.19 per
      weighted average share                    --             --                --          (5,842,422)
    Conversion of preferred shares
      into common shares                        (750)         7,446              --              (6,696)
    Stock options exercised                     --            2,306              --           2,251,559
    Adjustment to unrealized losses
      on investments                            --             --          (7,222,421)             --
    Shares issued                             25,650             20              --          71,833,583
    Shares forfeited                            --             --                --                --
                                           ---------     ----------     -------------     -------------
    Balance, December 31, 1996                24,900        319,128         8,916,228       342,462,380
    Net Income                                  --             --                --                --
    Dividends paid or accrued on
      preferred shares                          --             --                --                --
    Dividends of $1.29 per weighted
      average common share                      --             --                --                --
    Return of capital of $0.13 per
      weighted average share                    --             --                --          (5,320,553)
    Conversion of preferred shares into
      common shares                           (8,106)        22,402              --             (14,296)
    Stock options exercised                     --              738              --             623,393
    Adjustment to unrealized gains on
      investments                               --             --             994,083              --
    Adjustment to unrealized losses on
      Investments                                                          (8,827,500)
    Shares issued                              1,500         64,435              --         110,773,628
                                           ---------     ----------     -------------     -------------
Balance, December 31, 1997                    18,294        406,703         1,082,811       448,524,552
    Net income                                  --             --                --                --
    Dividends paid or accrued on
      preferred shares                          --             --                --                --
    Dividends of $0.75 per weighted
      average common share                      --             --                --                --
    Return of capital of $0.42 per
      weighted average share                    --             --                --         (19,582,467)
    Conversion of preferred shares
      into common shares                      (2,624)        49,464              --             (46,840)
    Stock options exercised                     --              897              --             827,176
    Adjustment to unrealized gains
      on investments                            --             --           4,016,052              --
    Adjustment to unrealized losses
      on investments                            --             --        (256,354,172)             --
    Shares issued                              2,500         77,345              --         133,908,587
    Treasury shares retired                     --           (5,428)             --          (5,045,945)
                                           ---------     ----------     -------------     -------------
Balance, December 31, 1998                 $  18,170     $  528,981     $(251,255,309)    $ 558,585,063
                                           ---------     ----------     -------------     -------------
                                           ---------     ----------     -------------     -------------


                                                                                   Total
                                           Undistributed       Treasury         Shareholders'
                                            Net Income           Stock            Equity
                                           -------------     -------------     -------------
Balance, December 31, 1995                                  $  (4,970,418)    $ 285,703,943
    Net income                                35,239,857              --          35,239,857
    Dividends paid on preferred shares        (3,526,451)             --          (3,526,451)
    Dividends of $1.03 per weighted
      average share                          (31,713,406)             --         (31,713,406)
    Return of capital of $0.19 per
      weighted average share                        --                --          (5,842,422)
    Conversion of preferred shares
      into common shares                            --                --                --
    Stock options exercised                         --                --           2,253,865
    Adjustment to unrealized losses
      on investments                                --                --          (7,222,421)
    Shares issued                                   --                --          71,859,253
    Shares forfeited                                --             (80,955)          (80,955)
                                           -------------     -------------     -------------
    Balance, December 31, 1996                      --          (5,051,373)      346,671,263
    Net Income                                54,187,616              --          54,187,616
    Dividends paid on preferred shares        (6,472,540)             --          (6,472,540)
    Dividends of $1.29 per weighted
      average common share                   (47,715,076)             --         (47,715,076)
    Return of capital of $0.13 per
      weighted average share                        --                --          (5,320,553)
    Conversion of preferred shares into
      common shares                                 --                --                --
    Stock options exercised                         --                --             624,131
    Adjustment to unrealized gains on
      investments                                   --                --             994,083
    Adjustment to unrealized losses on
      Investments                                                                 (8,827,500)
    Shares issued                                                     --         110,839,563
                                           -------------     -------------     -------------
Balance, December 31, 1997                          --          (5,051,373)      444,980,987
    Net income                                42,368,593              --          42,368,593
    Dividends paid or accrued on
      preferred shares                        (6,997,859)             --          (6,997,859)
    Dividends of $0.75 per weighted
      average common share                   (35,370,734)             --         (35,370,734)
    Return of capital of $0.42 per
      weighted average share                        --                --         (19,582,467)
    Conversion of preferred shares
      into common shares                            --                --                --
    Stock options exercised                         --                --             828,073
    Adjustment to unrealized gains
      on investments                                --                --           4,016,052
    Adjustment to unrealized losses
      on investments                                --                --        (256,354,172)
    Shares issued                                   --                           133,988,432
    Treasury shares retired                         --           5,051,373              --
                                           -------------     -------------     -------------
Balance, December 31, 1998                 $        --       $        --       $ 307,876,905
                                           -------------     -------------     -------------
                                           -------------     -------------     -------------


                   The accompanying notes are an integral part of these consolidated financial statements.

                                 CRIIMI MAE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For the years ended December 31,
                                                                           1998               1997                 1996
                                                                     ---------------     ---------------     ---------------
Cash flows from operating activities:
  Net Income                                                         $    42,368,593     $    54,187,616     $    35,239,857
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Cash gain on sale of CMBS                                        (28,800,408)               --                  --
        Amortization of discount and deferred financing
        costs on debt                                                      6,503,100           3,893,343           2,811,444
        Amortization of assets acquired in the Merger                      2,877,576           2,877,564           2,881,824
        Depreciation and other amortization                                2,030,183             920,058             914,671
        Premium/(Discount) amortization on mortgage assets                   424,293            (451,758)           (880,349)
        Net gains on mortgage dispositions                                (1,196,499)        (17,343,481)         (9,601,360)
        Equity in earnings from investments                                2,282,382          (3,426,545)         (4,471,575)
        Valuation adjustment to hedges                                          --                28,250             178,750
        Reorganization items accrual                                       9,856,947                --                  --
        Minority interests in earnings of consolidated subsidiary             40,334           8,065,109           6,386,388
        Realized loss on reverse repurchase obligation                     4,503,177                --                  --
        Unrealized losses on warehouse obligations                        30,378,173                --                  --
        Write-off of capitalized origination costs                         3,284,037                --                  --
        Changes in assets and liabilities:
           Increase in receivables and other assets                      (35,015,988)         (5,772,930)         (1,426,598)
           Increase in payables and accrued expenses                      16,793,946           1,162,165           1,368,927
                                                                     ---------------     ---------------     ---------------
        Net cash provided by operating activities                         56,329,846          44,139,391          33,401,979
                                                                     ---------------     ---------------     ---------------

  Cash flows from investing activities:
      Proceeds from sale of collateralized bond obligation               334,919,531                --                  --
      Proceeds from mortgage securities dispositions                     117,414,346          83,492,408         109,055,010
      Purchase of originated loans                                      (495,825,576)               --                  --
      Purchase of Subordinated CMBS                                     (852,560,342)       (553,913,225)       (285,419,093)
      Return of loan origination reserve from securitization              71,877,560                --                  --
      Funding of loan origination reserve                                (75,433,979)        (29,514,700)           (609,560)
      Payment of deferred costs                                           (8,959,628)           (840,747)           (102,696)
      Distributions received from equity investments                       3,114,000           4,463,485           7,303,081
      Receipt of principal payments                                       14,338,531          10,368,624           5,955,067
      Servicing rights acquired and contributed to CMSLP                  (3,880,235)        (12,692,597)         (1,549,017)
      Collateral calls on reverse repurchase obligation                   (4,766,916)               --                  --
      Purchase of Real Estate Owned Property                                    --            (4,146,652)               --
      Purchase of mortgages and advances on construction loans                  --              (285,430)           (968,689)
      Other investing activities                                                --                  --               253,292
                                                                     ---------------     ---------------     ---------------
         Net cash used in investing activities                          (899,762,708)       (503,068,834)       (166,082,605)
                                                                     ---------------     ---------------     ---------------

Cash flows from financing activities:
      Proceeds from sale of CMO bonds                                    390,068,687                --                  --
      Proceeds from debt issuances                                     1,998,430,321         666,636,095         534,166,951
      Principal payments on debt obligations                          (1,591,337,145)       (235,394,131)       (407,793,958)
      Increase in deferred financing costs                                (5,975,059)         (6,133,915)         (5,226,281)
      Dividends (including return of capital) paid to
      shareholders, including minority interests                         (60,499,169)        (86,499,860)        (68,190,257)
      Proceeds from issuance of convertible preferred stock               25,000,000          15,000,000          71,859,253
      Proceeds from the issuance of common stock                         109,816,505          96,463,694           2,253,865
                                                                     ---------------     ---------------     ---------------
         Net cash provided by financing activities                       865,504,140         450,071,883         127,069,573
                                                                     ---------------     ---------------     ---------------
Net increase (decrease) in cash and cash equivalents                      22,071,278          (8,857,560)         (5,611,053)

Cash and cash equivalents, beginning of year                               2,108,794          10,966,354          16,577,407
                                                                     ---------------     ---------------     ---------------
Cash and cash equivalents, end of year                               $    24,180,072     $     2,108,794     $    10,966,354
                                                                     ---------------     ---------------     ---------------
                                                                     ---------------     ---------------     ---------------


  The accompanying notes are an integral part of these consolidated financial statements.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

GENERAL

         CRIIMI MAE Inc. (together with its consolidated subsidiaries, unless the context otherwise indicates, "CRIIMI MAE" or the "Company") is a fully integrated commercial mortgage company structured as a self-administered real estate investment trust ("REIT"). On October 5, 1998 (the "Petition Date"), CRIIMI MAE (unconsolidated) and two of its consolidated operating subsidiaries, CRIIMI MAE Management, Inc. ("CM Management"), and CRIIMI MAE Holdings II, L.P. ("Holdings II" and, together with CRIIMI MAE and CM Management, the "Debtors") filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland, Southern Division in Greenbelt, Maryland (the "Bankruptcy Court"). These related cases are being jointly administered under the caption "In re CRIIMI MAE Inc., et al.," Ch. 11 Case No. 98-2-3115-DK.

         Prior to the Petition Date, CRIIMI MAE's primary activities included
(i) acquiring non-investment grade securities (rated below BBB- or unrated) backed by pools of mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS"), (ii) originating and underwriting commercial mortgage loans, (iii) securitizing pools of commercial mortgage loans and resecuritizing pools of Subordinated CMBS, and (iv) through the Company's servicing affiliate, CRIIMI MAE Services Limited Partnership ("CMSLP"), performing servicing functions with respect to the mortgage loans underlying the Company's Subordinated CMBS. Since filing for Chapter 11 protection, CRIIMI MAE has suspended its Subordinated CMBS acquisition, origination and securitization programs. The Company continues to hold a substantial portfolio of Subordinated CMBS, originated loans and mortgage securities and, through CMSLP, acts as a servicer for its own as well as third party securitized mortgage loan pools.

         The Company's business is subject to a number of risks and uncertainties including, but not limited to: (1) the effect of the Chapter 11 filing and substantial doubt as to the Company's ability to continue as a going concern; (2) risk of loss of REIT status; (3) Taxable Mortgage Pool risk; (4) substantial leverage; (5) inherent risks in owning Subordinated CMBS; (6) the limited protection provided by hedging transactions; (7) risk of foreclosure on CMBS assets; (8) limited liquidity of the CMBS market; (9) pending litigation; (10) risk of being considered an investment company; (11)
possible effects of an economic recession on losses and defaults; (12) information technology risks associated with the Year 2000.

         In addition to the two operating subsidiaries which filed for Chapter 11 protection with the Company, the Company owns 100% of multiple financing and operating subsidiaries as well as various interests in other entities (including CMSLP) which either own or service mortgage and mortgage-related assets (the "Non-Debtor Affiliates"). See Note 3. None of the Non-Debtor Affiliates has filed for bankruptcy protection.

     The Company is working diligently toward the preparation of a plan of reorganization. The Bankruptcy Court has entered an order extending the Company's exclusive right to file a plan of reorganization through May 11, 1999 and has set a hearing on such date with respect to the extension of the exclusivity periods through August 2, 1999 for filing a plan of reorganization and through October 3, 1999 for soliciting acceptances thereof. A number of parties have indicated potential opposition to any such extension. Management expects to file a plan of reorganization during the summer of 1999, which would contemplate the Company's emergence from bankruptcy later in 1999. There can be no assurance at this time, however, that a plan of reorganization will be proposed by the Company during such time or that such plan will be confirmed and consummated.

     While in bankruptcy, the Company has been streamlining its operations in an effort to reduce operating expenses. The Company significantly reduced the number of employees in its originations and underwriting operations in October 1998, but has retained key employees in each of these operational areas. In connection with these reductions, the Company closed its five regional loan origination and underwriting offices, retaining only a core presence in Rockville, Boston, Houston, Chicago and San Francisco.

     Although the Company has significantly reduced its work force, the Company recognizes that retention of its executive management and other remaining employees is essential to the efficient operation of its business and to its reorganization efforts. Accordingly, the Company has, with Bankruptcy Court approval, adopted an employee retention plan. See Note 15.

         The Company was incorporated in Delaware in 1989 under the name CRI Insured Mortgage Association, Inc. ("CRI Insured"). In July 1993, CRI Insured changed its name to CRIIMI MAE Inc. and reincorporated in Maryland. In June 1995, certain mortgage businesses affiliated with C.R.I., Inc. were merged into CRIIMI MAE (the "Merger"). The Company is not a government sponsored entity or in any way affiliated with the United States government or any United States government agency.

EFFECT OF CHAPTER 11 FILING ON REIT STATUS AND OTHER TAX MATTERS

         REIT STATUS. CRIIMI MAE is required to meet income, asset, ownership and distribution tests to maintain its REIT status. The Company has satisfied the REIT requirements for all years through, and including, 1998. However, due to the uncertainty resulting from its Chapter 11 filing, there can be no assurance that CRIIMI MAE will retain its REIT status for 1999 or subsequent years. If the Company fails to retain its REIT status for any taxable year, it will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years.

         THE COMPANY'S 1998 TAXABLE INCOME. In determining its federal income tax liability, CRIIMI MAE, as a result of its REIT status, is entitled to deduct from its taxable income dividends paid to its shareholders. Accordingly, to the extent the Company distributes its net income to shareholders, it effectively reduces taxable income, on a dollar-for-dollar basis, and eliminates the "double taxation" that normally occurs when a corporation earns income and distributes that income to shareholders in the form of dividends. The Company, however, still must pay corporate level tax on any 1998 taxable income not distributed to shareholders by December 31, 1999. For 1998, the Company could have up to approximately $18 million in undistributed taxable income, resulting in a potential tax liability of up to $7 million for state and federal taxes. Notwithstanding this significant amount of undistributed taxable income, CRIIMI MAE has fully complied with the requirement for 1998 that it distribute at least 95% of its "REIT taxable income" for the year in order to maintain REIT status (the "required distribution") because the calculation of the required distribution may exclude certain excess noncash income such as original issue discount ("OID").

         As noted in the preceding paragraph, the Company's taxable income for a given year is generally reduced by the amount of distributions made in that year to its shareholders. The Tax Code, however, permits the Company to deduct against its 1998 taxable income dividends declared by the Company through September 15, 1999 if such dividends are paid no later than December 31, 1999. The Company, however, is currently exploring a variety of methods for distributing some or all of its remaining 1998 taxable income by December 31, 1999, including the potential distribution of securities or other noncash dividend payments. As a result of the Chapter 11 filing, there can be no assurance that the Company will be able to make additional distributions with respect to its 1998 taxable income. The failure to make further distributions will result in a tax obligation of up to $7 million, but will have no effect on CRIIMI MAE's 1998 REIT status.

         1998 EXCISE TAX LIABILITY. Apart from the requirement that the Company distribute at least 95% of its REIT taxable income to maintain REIT status, CRIIMI MAE is also required each calendar year to distribute an amount ("the excise tax avoidance amount") at least equal to the sum of 85% of its "REIT ordinary income" and 95% of its "REIT capital gain income" to avoid incurring a nondeductible excise tax. Unlike the 95% distribution requirement, the 85% distribution requirement is not reduced by excess noncash income items such as OID. Because the Company did not pay a dividend in the fourth quarter, its actual distributions fell short of the excise tax avoidance amount by approximately $7 million, resulting in an excise tax of approximately $300,000. This $300,000 excise tax has been accrued and paid by the Company.

         TAXABLE MORTGAGE POOL RISKS. An entity that constitutes a "taxable mortgage pool" as defined in the Tax Code ("TMP") is treated as a separate corporate level taxpayer for federal income tax purposes. In general, for an entity to be treated as a TMP (i) substantially all of the assets must consist of debt obligations and a majority of those debt obligations must consist of mortgages; (ii) the entity must have more than one class of debt securities outstanding with separate maturities and (iii) the payments on the debt securities must bear a relationship to the payments received from the mortgages. The Company currently owns all of the equity interests in three trusts that constitute TMPs (CBO-1, CB0-2 and CMO-IV, collectively the "Trusts"). See Notes 5 and 6 for descriptions of CBO-1, CBO-2 and CMO-IV. The Company also owns certain securities structured as bonds (the "Bonds") issued by each of the Trusts. The statutory provisions and regulations governing the tax treatment of TMPs (the "TMP Rules") provide an exemption for TMPs that constitute "qualified REIT subsidiaries" (that is, entities whose equity interests are wholly owned by a REIT). As a result of this exemption and the fact that the Company owns all of the equity interests in each Trust, the Trusts currently are not required to pay a separate corporate level tax on income they derive from their underlying mortgage assets.

         Certain of the Bonds owned by the Company serve as collateral (the "Pledged Bonds") for short-term, variable-rate borrowings used by the Company to finance their initial purchase. If the creditors holding the Pledged Bonds were to seize or sell this collateral and the Pledged Bonds were deemed to constitute equity interests (rather than debt) in the Trusts, then the Trusts would no longer qualify for the exemption under the TMP Rules provided for qualified REIT subsidiaries. The Trusts would then be required to pay a corporate level federal income tax. As a result, available funds from the underlying mortgage assets that would ordinarily be used by the Trusts to make payments on certain securities issued by the Trust (including the equity interests and the Pledged Bonds) would instead be applied to tax payments. Since the equity interests and Bonds owned by the Company are the most subordinated securities and, therefore, would absorb payment shortfalls first, the loss of the exemption under the TMP rules could have a material adverse effect on their value and the payments received thereon.

         In addition to causing the loss of the exemption under the TMP Rules, a seizure or sale of the Pledged Bonds and a characterization of them as equity for tax purposes could also jeopardize the Company's REIT status if the value of the remaining ownership interests in any Trust held by the Company (i) exceeded 5% of the total value of the Company's assets or
(ii) constituted more than 10% of the Trust's voting interests.

2.       INVESTMENT COMPANY ACT OF 1940

         Under the Investment Company Act of 1940, as amended (the "Investment Company Act"), an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. However, as described below, companies that are primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate ("Qualifying Interests") are exempted by the Investment Company Act.

         To qualify for the Investment Company Act exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests (the "25% Requirement") or other real estate-related assets ("Other Real Estate Interests"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities and originated loans constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests.
On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. As a result of obtaining such right, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of December 31, 1998, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

         If the SEC or its staff were to take a different position with respect to whether such Subordinated CMBS constitute Qualifying Interests, the Company could, among other things, be required either (i) to change the manner in which it conducts its operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on the Company. If the Company were required to change the manner in which it conducts its business, it would likely have to dispose of a significant portion of its Subordinated CMBS or acquire significant additional assets that are Qualifying Interests. Alternatively, if the Company were required to register as an investment company, it expects that its operating expenses would significantly increase and that the Company would have to reduce significantly its indebtedness, which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms.

         Further, if the Company were deemed an unregistered investment company, the Company could be subject to monetary penalties and injunctive relief. The Company would be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period the Company was deemed an unregistered investment company. In addition, as a result of the Company's Chapter 11 filing, the Company is limited in possible actions it may take in response to any need to modify its business plan in order to register as an investment company, or avoid the need to register. Certain dispositions or acquisitions of assets would require Bankruptcy Court approval. Also, any forced sale of assets that occurs after the bankruptcy stay is lifted would change the Company's asset mix, potentially resulting in the need to register as an investment company under the Investment Company Act or take further steps to change the asset mix. Any such results would be likely to have a material adverse effect on the Company.


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


RECLASSIFICATIONS

         Certain amounts in the consolidated financial statements for the years ended December 31, 1997 and December 31, 1996 have been reclassified to conform to the 1998 presentation.

CONSOLIDATION AND MINORITY INTERESTS

         The consolidated financial statements reflect the financial position, results of operations and cash flows of CRIIMI MAE; CM Management; Holdings II; CRIIMI, Inc.; CRIIMI MAE Financial Corporation; CRIIMI MAE Financial Corporation II; CRIIMI MAE Financial Corporation III; CRIIMI MAE QRS 1, Inc.; CRIIMI MAE Holding, Inc. (currently inactive) CRIIMI MAE Holdings L.P. (currently inactive) and CRIIMI MAE CMBS Corporation for all periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

         CRI Liquidating was dissolved as of December 31, 1997 and therefore CRIIMI MAE had no interest in that subsidiary as of December 31, 1998. However, CRIIMI MAE owned approximately 57% of CRI Liquidating throughout 1997 and as of December 31, 1996. The ownership interests of the other shareholders in the equity and net income of CRI Liquidating are reflected as minority interests in the accompanying consolidated financial statements.

         Additionally, the 1% of equity and net income of CRIIMI MAE Holdings L.P. and Holdings II not owned by CRIIMI MAE is reflected as minority interests in the accompanying consolidated financial statements.

BANKRUPTCY ACCOUNTING

         Entering a reorganization, although a significant event, does not ordinarily affect or change the application of GAAP followed by a company. The accompanying financial statements have been prepared assuming that CRIIMI MAE will continue as a going concern in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). As such, asset and liability carrying amounts do not purport to represent realizable or settlement values as contemplated by the Bankruptcy Code.

         LIABILITIES SUBJECT TO CHAPTER 11 PROCEEDINGS

         Liabilities subject to Chapter 11 proceedings, including claims that become known after the petition date, are reported at their expected allowed claim amount in accordance with SFAS No. 5, "Accounting for Contingencies". To the extent that the amounts of claims change as a result of actions in the bankruptcy case or other factors, the recorded amount of liabilities subject to Chapter 11 proceeding will be adjusted. The gain or loss resulting from the entries to record the adjustment will be recorded as a reorganization item. The Company wrote-off all debt discount and deferred debt costs related to liabilities subject to Chapter 11 bankruptcy which resulted in these liabilities being carried at their face amount; the resulting decrease in income was approximately $ 2.8 million.

         REORGANIZATION ITEMS

         Reorganization items are items of expense that are realized or incurred by CRIIMI MAE because it is in reorganization. These include, but are not limited to the following:

- Professional fees and similar types of expenditures directly relating to the chapter 11 proceeding.

-  Employee Retention Program costs and severance payments.

- Loss accruals or realized gains or losses resulting from activities of the reorganization process such as the rejection of certain executory contracts and the write-off of debt issuance costs and debt discounts.

         For the year ended December 31, 1998, accrued reorganization items were $9.9 million. The components of this total are as follows:


                REORGANIZATION ITEM                          AMOUNT
                -------------------                          ------

            Professional fees                             $5,219,000
            Write-off of debt discounts and deferred       2,835,210
            costs
            Employee Retention Program accrued costs         612,885
            Lease Cancellation Fees                          621,902
            Excise Tax                                       300,000
            Other                                            267,950
                                                          ----------
                Total                                     $9,856,947
                                                          ----------
                                                          ----------

         CONDENSED FINANCIAL STATEMENTS

         In accordance with SOP 90-7, the three debtor entities, CRIIMI MAE, CM Management and Holdings II, are required to present condensed financial statements for the period beginning October 5, 1998 through December 31, 1998. (See Note 21).

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of U.S. Government and agency securities, certificates of deposit, time deposits and commercial paper with original maturities of three months or less.

TRANSFER OF FINANCIAL ASSETS

         The Company transfers assets (mortgages and mortgage securities) in securitization transactions where the transferred assets become the sole source of repayment for newly issued debt. When both legal and control rights to a financial asset are transferred, the transfer is treated as a sale. Transfers are assessed on an individual component basis. In a securitization, the cost basis of the original assets transferred is allocated to each of the new financial components based upon the relative fair value of the new financial components. For components where sale treatment is achieved, a gain or loss is recognized for the difference between that component's allocated cost basis and fair value. For components where sale treatment is not achieved, an asset is recorded representing the allocated cost basis of the new financial components retained and the related incurrence of debt is also recorded. In transactions where none of the components are sold, the Company recognizes the incurrence of debt and the character of the collateralizing assets remains unchanged.

INCOME RECOGNITION AND CARRYING BASIS

         SUBORDINATED CMBS

         On May 8, 1998, CRIIMI MAE consummated a transaction which resulted in the sale of a portion of its Subordinated CMBS portfolio (see Note 5). As a result of the May 8 transaction and in accordance with GAAP, effective in the second quarter of 1998, the Company no longer classifies CMBS securities as Held to Maturity, but instead classifies CMBS as Available for Sale. CRIIMI MAE carries its Subordinated CMBS at fair market value where changes in fair value are recorded as a component of shareholders' equity (see Note 5). Prior to this time, such securities were carried at their amortized cost basis as the Company had the ability and intent to hold these securities to maturity.

         CRIIMI MAE recognizes income from Subordinated CMBS using the effective interest method, using the anticipated yield over the projected life of the investment. Changes in anticipated yields are generally due to revisions in estimates of future credit losses, actual losses incurred, revisions in estimates of future prepayments and actual prepayments received. Changes in anticipated yield resulting from prepayments are recognized through a cumulative catch-up adjustment at the date of the change which reflects the change in income of the security from the date of purchase through the date of change in anticipated yield. The new yield is then used for income recognition for the remaining life of the investment. Changes in anticipated yield resulting from reduced estimates of losses are recognized on a prospective basis.

         INVESTMENT IN ORIGINATED LOANS

         This portfolio consists of commercial loans originated and securitized by CRIIMI MAE in CMO-IV. The origination fee income, application fee income and costs associated with originating the loans were deferred ("deferred loan costs") and the net amount was added to the basis of the loans on the balance sheet upon acquisition. Income is recognized using the effective interest method and consists of mortgage income from the loans and amortization of deferred loan costs. Expenses of this portfolio consist of interest expense, discount amortization on the bonds sold and amortization of costs incurred in connection with the securitization. CRIIMI MAE has the intent to hold these loans for the foreseeable future and therefore the originated loans are classified as Held for Investment and recorded at amortized cost on the balance sheet.

         INSURED MORTGAGE SECURITIES

         CRIIMI MAE's consolidated investment in mortgage securities consists of participation certificates evidencing a 100% undivided beneficial interest in Government Insured Multifamily Mortgages issued or sold pursuant to programs of the Federal Housing Administration ("FHA") ("FHA-Insured Loans") and mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") ("GNMA Mortgage-Backed Securities"). Payment of principal and interest on FHA-Insured Loans is insured by the U.S. Department of Housing and Urban Development (HUD) pursuant to Title 2 of the National Housing Act. Payment of principal and interest on GNMA Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

         As a result of the CBO-2 transaction involving the sale of a portion of its Subordinated CMBS portfolio (see Note 5), the Company, in accordance with GAAP, no longer classifies its insured mortgage securities as Held to Maturity. The Company's mortgage securities are now classified as Available for Sale. As a result, the Company now carries its mortgage securities at fair value where changes in fair value are recorded as a component of shareholders' equity. Prior to this time, the securities were carried at their amortized cost basis as the Company had the ability and intent to hold these securities to maturity.

         The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage.

         Mortgage income consists of amortization of the discount plus the stated mortgage interest payments received or accrued less amortization of the premium.

         EQUITY INVESTMENTS

         CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, owns all of the general partnership interests in American Insured Mortgage Investors L.P., American Insured Mortgage Investors L.P. - Series 85, American Insured Mortgage Investors L.P. - Series 86 and American Insured Mortgage Investors L.P. - Series 88 (the "AIM Funds"). The AIM Funds own mortgage assets which are substantially similar to Insured Mortgage Securities owned by CRIIMI MAE. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges among the AIM Funds from 2.9% to 4.9%) from each of the AIM Funds. In addition, CRIIMI MAE and CM management each own 50% of the limited partnership that owns a 20% limited partnership interest in the adviser to the AIM Funds. CRIIMI MAE is utilizing the equity method of accounting for its investment in the AIM Funds and advisory partnership, which provides for recording CRIIMI MAE's share of net earnings or losses in the AIM Funds and advisory partnership reduced by distributions from the limited partnerships and adjusted for purchase accounting amortization.

         CRIIMI MAE accounts for its investment in CRIIMI MAE Services, Inc. ("Services Inc.") under the equity method because it does not own the voting common stock of Services Inc. As of December 31, 1998, Services Inc. holds a 27% general partner interest in CMSLP.

         As of December 31, 1998, CRIIMI MAE, through CM Management, held a 73% limited partnership interest in CMSLP. CRIIMI MAE's limited partner investment in CMSLP is accounted for under the equity method as CRIIMI MAE does not control CMSLP. However, because it owns 73% of the partnership and because it has certain rights described below, it follows the equity method of accounting. As a limited partner, CRIIMI MAE is entitled to all of the rights and benefits of being a limited partner including the right to receive income and cash distributions in accordance with its limited partner interest. In addition, CRIIMI MAE has the right to approve the sale of the principal assets of CMSLP. Services Inc. is the general partner of CMSLP and manages the day to day affairs of CMSLP.


IMPAIRMENT

         SUBORDINATED CMBS

         CRIIMI MAE assesses each Subordinated CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: 1) fair value has been below amortized cost for a significant period of time and CRIIMI MAE concludes that it no longer has the ability to hold the security for the period that fair value is expected to be below amortized cost through the period of time CRIIMI MAE expects the value to recover to amortized cost or 2) the credit quality of its Subordinated CMBS is declining and the Company determines that the current estimate of expected future credit losses exceeds credit losses as originally projected. The amount of impairment loss is measured by comparing the fair value, based on available market information, of a Subordinated CMBS to its current amortized cost basis, the difference is recognized as a loss in the income statement.

         The Company assesses current economic events and conditions that impact the value of its Subordinated CMBS and the underlying real estate in making judgements as to whether or not other than temporary impairment has occurred. No other than temporary impairment was recognized in 1996, 1997 or 1998.

         INVESTMENT IN ORIGINATED LOANS

         CRIIMI MAE recognizes impairment on the originated loans when it is probable that CRIIMI MAE will not be able to collect all amounts due according to the contractual terms of the loan agreement. CRIIMI MAE measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

         INSURED MORTGAGE SECURITIES

         CRIIMI MAE assesses each Insured Mortgage Security for other than temporary impairment when the fair market value of the asset declines below amortized cost for a significant period of time and CRIIMI MAE concludes that it no longer has the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of an Insured Mortgage Security to its current carrying amount, the difference is recognized as a loss in the income statement.

         EQUITY INVESTMENTS

         Impairment is recognized on CRIIMI MAE's investments accounted for under the equity method if a decline in the market value of the investment below its carrying basis is judged to be "other than temporary". In this case an unrealized loss is recognized as the difference between the fair value and carrying amount.

RECEIVABLES

         Receivables primarily consist of interest and principal receivables on the Company's Subordinated CMBS, Insured Mortgage Securities and Originated Loan portfolios. In addition, prepayments in the Insured Mortgage Securities portfolio that have not yet been received by CRIIMI MAE are included.

OTHER ASSETS

         Other Assets primarily include Merger assets and related costs, deferred financing costs, deferred costs, investment in mezzanine loans and a deposit account, as further discussed below. Additionally included in Other Assets is Real Estate Owned (REO) property acquired through foreclosure that will be held for the long-term. In June 1997, CRIIMI MAE acquired a real estate property in a foreclosure sale from a CMBS trust. CRIIMI MAE also serves as the special servicer and owns a portion of the subordinated tranches in the same trust. As of December 31, 1998, CRIIMI MAE's investment in REO property totaled approximately $3.9 million. REO property acquired through foreclosure is recorded at fair value on the date of foreclosure. Such assets will be evaluated for impairment by the Company when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At such time, if the expected future undiscounted cash flows from the property are less than the cost basis, the assets will be marked down to fair value. Costs relating to development and improvement of property are capitalized, provided that the resulting carrying value does not exceed fair value. Costs relating to holding the assets are expensed.

         The Merger assets acquired and costs incurred in connection with the Merger were recorded using the purchase method of accounting. The amounts allocated to the assets acquired were based on management's estimate of their fair values, with the excess of purchase price over fair value allocated to goodwill. The AIM Funds subadvisory contracts and the mortgage servicing contracts transferred to CMSLP are amortized using the effective interest method over 10 years. This amortization is reflected through CRIIMI MAE's equity in earnings from investments. The remaining assets acquired by CRIIMI MAE, including goodwill, are amortized using the straight-line method over 10 years.

         Deferred costs are costs incurred in connection with the establishment of CRIIMI MAE's financing facilities and are amortized using the effective interest method over the terms of the borrowings. Also included in deferred costs are mortgage selection fees, which were paid to the Adviser or were paid to the former general partners or adviser to the predecessor entities of CRI Liquidating (collectively, the "CRIIMI Funds"). These deferred costs are being amortized using the effective interest method on a specific mortgage basis from the date of the acquisition of the related mortgage over the term of the mortgage from CRIIMI MAE. Upon disposition of a mortgage, the related unamortized fee is treated as part of the mortgage asset carrying value in order to measure the gain or loss on the disposition. As a result of the Chapter 11 filing, CRIIMI MAE wrote off all deferred costs in connection with its financing facilities that are subject to the Chapter 11 filing.

         Costs incurred in connection with the loan origination programs are netted against any origination fees received and the net amount is deferred and will be recognized using the effective interest method over the life of the intended securitization of the loans. These costs include a one-time fee to the financial institution and direct costs of originating the loans for the program. All net deferred costs are written off if the Company and the financial institution decide to sell the loans in the warehouse program. In addition, the Company is required to fund the estimated subordinated levels for the securitization of the loans originated through its loan origination programs. This subordinated level is held as a deposit at the financing institution and is reflected in Other Assets. Due to the financial institution taking title to the loans during the warehousing period and bearing substantive risk for the investment portion of each loan, the originated loans are not recorded on the Company's balance sheet during the warehouse period.

DISCOUNT ON SECURITIZED MORTGAGE OBLIGATION ISSUANCES

         Discounts incurred in connection with the issuance of debt are amortized using the effective interest method over the projected term of the related debt, which is based on management's estimate of prepayments on the underlying collateral and are included as a component of interest expense.

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


SHAREHOLDERS' EQUITY

         CRIIMI MAE has authorized 120,000,000 shares of $.01 par value common stock and has issued 52,898,100 and 40,131,551 shares as of December 31, 1998 and 1997, respectively. All shares issued, exclusive of the shares held in treasury, are outstanding. As of December 31, 1998 and 1997, 7,245 and 7,346 shares, respectively were held for issuance pending presentation of predecessor units and were considered outstanding.

         CRIIMI MAE has authorized 25,000,000 shares of $.01 par value preferred stock, of which 150,000 shares have been designated as Series A Cumulative Convertible Preferred Shares, 3,000,000 shares have been designated as Series B Cumulative Convertible Preferred Shares, 300,000 shares have been designated as Series C Cumulative Convertible Preferred Shares and 300,000 shares have been designated as Series D Preferred Shares. At December 31, 1998, CRIIMI MAE had no Series A Preferred Shares outstanding, 1,593,982 Series B Preferred Shares outstanding, 123,000 Series C Preferred Shares outstanding and 100,000 Series D Preferred Shares outstanding.

INCOME TAXES

         CRIIMI MAE has elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code for the 1998 tax year. To qualify for tax treatment as a REIT under the Internal Revenue Code, CRIIMI MAE must satisfy certain criteria including certain requirements regarding the nature of their ownership, assets, income and distributions of taxable income. The income from certain CRIIMI MAE activities, including origination and servicing, will not be considered as Qualifying Income under Section 856. CRIIMI MAE will monitor and minimize the levels of Non-Qualifying Income in order to meet REIT qualification criteria. (See also Note 1).

         Also, in 1998, CRIIMI MAE generated $.1456 per common share of excess inclusion income from CBO-1 and CBO-2 and in 1997 generated $.0977 per common share of excess inclusion income from CBO-1. The excess inclusion income is taxable at the shareholder level, as CRIIMI MAE intends to distribute substantially all of its taxable income. Excess inclusion income cannot be offset by a net operating loss and is considered unrelated taxable business income under Section 511.

PER SHARE AMOUNTS

         Basic earnings per share amounts for 1998, 1997 and 1996 represent net income available to common shareholders divided by the weighted average common shares outstanding during each year. Diluted earnings per share amounts for 1998, 1997 and 1996 represent basic earnings per share adjusted for dilutive common stock equivalents which for CRIIMI MAE include stock options and certain series of preferred stock. See Note 13 for a reconciliation of basic earnings per share to diluted earnings per share.

CONSOLIDATED STATEMENTS OF CASH FLOWS

         Since the consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity, the consolidated statements of cash flows do not reflect investing and financing activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments.

         Cash payments made for interest for the years ended December 31, 1998, 1997 and 1996, were $109,502,466, $72,824,682, and $59,621,711, respectively.

COMPREHENSIVE INCOME

         Comprehensive income is the change in shareholders' equity during a period from transactions from nonowner sources. For CRIIMI MAE, this includes net income before dividends paid or accrued on preferred shares adjusted for unrealized gains and losses related to CRIIMI MAE's "Available for Sale" Subordinated CMBS and mortgage securities carried at fair value. Net unrealized gains and losses are reported in the shareholders' equity section of the balance sheet. The table below breaks out the adjustment to net unrealized gains and losses that relate to investments that were disposed of during the period with the resulting gain or loss reflected in the income statement (reclassification adjustments) and the portion of the adjustment that relates to those investments that were not disposed of during the period.


                                                                                1998               1997              1996

            Reclassification adjustment for gains included in net income    $    (963,748)    $  (8,648,062)    $  (5,903,127)

            Unrealized holding (losses)/gains arising during the period      (251,374,372)          814,645        (1,319,294)
                                                                            -------------     -------------     -------------
            Net adjustment to unrealized losses/gains on Investments        $(252,338,120)    $  (7,833,417)    $  (7,222,421)
                                                                            -------------     -------------     -------------
                                                                            -------------     -------------     -------------


NEW ACCOUNTING STATEMENTS


         During 1997, FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographical areas and major customers. FAS 131 was adopted January 1, 1998 (See Note 20).

         During 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for the Company beginning January 1, 2000. The Company is evaluating the eventual impact of FAS 133 on its financial statements.


4.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following estimated fair values of CRIIMI MAE's consolidated financial instruments are presented in accordance with generally accepted accounting principles ("GAAP"), which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, in other than a forced sale or liquidation. These values do not represent the liquidation value of the Company or the value of the securities under a portfolio liquidation.


                                                    As of December 31, 1998                As of December 31, 1997
                                              Amortized Cost          Fair Value       Amortized Cost      Fair Value
                                              --------------          ----------       --------------    --------------

ASSETS:
Subordinated CMBS                           $  1,529,898,540      $1,274,185,678      $ 1,114,479,846    $1,225,602,722

Insured Mortgage Securities                      483,637,668         488,095,221          605,113,741       622,252,075

Originated loans                                 499,076,030         480,485,570                   --                --

Cash and cash equivalents                         24,180,072          24,180,072            2,108,794         2,108,794

Accrued interest and principal receivable         46,992,337          46,992,337           17,789,273        17,789,273



LIABILITIES:

Liabilities not Subject to Chapter 11 proceedings:
Securitized mortgage obligations:
    Collateralized bond obligations-CMBS                      117,831,435     105,799,081     137,061,676     139,632,181
    Collateralized insured mortgage obligations               456,101,720     486,179,236     559,363,321     572,131,147
    Collateralized mortgage obligations-originated loans      386,752,951     381,481,150            --              --
Liabilities Subject to Chapter 11 proceedings:
    Variable rate secured borrowings-CMBS                     932,236,674             N/A     585,379,360     585,379,360
    Senior unsecured notes                                    100,000,000      62,000,000      99,877,695     100,250,000
    Other financing facilities                                 92,799,522             N/A      33,250,000      33,250,000
                                                             ------------    ------------    ------------   -------------
Off Balance Sheet:
Interest rate protection agreements -- asset                 $  2,531,371    $    992,516    $  2,809,109   $   1,311,536


         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

SUBORDINATED CMBS

         The fair market value of the Company's 1997 portfolio of Subordinated CMBS was based upon quotes obtained from, in most cases, the lender to which the security was pledged. The lender also quoted the related unrated bonds even though the bonds did not serve as collateral for CRIIMI MAE's obligations. The Company obtained "ask" quotes as compared to "bid" quotes because it is the owner of the securities. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the 1998 CMBS portfolio. As a result, the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of December 31, 1998. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average unleveraged yield to maturity. See Note 5. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including:
(i) institutionally-available research reports, (ii) a relative comparison of dealer provided discount rates from the previous quarter to those disclosed in recent research reports and incorporating adjustments to reflect changes in the market as they relate to each of the Company's CMBS from September 30, 1998 to December 31, 1998, and (iii) communications with dealers and active Subordinated CMBS investors regarding the year-end valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of December 31, 1998, it has disclosed in
Note 5 the range of discount rates by rating category used in determining these fair market values.

         The CMBS market was adversely affected by the turmoil which occurred in the capital markets commencing in late summer of 1998 that caused spreads between CMBS yields and the yields on U.S. Treasury securities with comparable maturities to widen, resulting in a decrease in the value of CMBS. As a result, the creation of new CMBS and the trading of existing CMBS came to a near standstill. In late November 1998, buying and trading activity in the CMBS market began to recover, increasing liquidity in the CMBS market; however, these improvements mostly related to investment grade CMBS. New issuances of CMBS also returned in late November 1998. The market for Subordinaetd CMBS has, however, been slower to recover and trading in this market is less liquid. It is difficult, if not impossible, to predict when or if the CMBS market and, in particular, the Subordinated CMBS market, will fully recover. Therefore management's estimate of the value of its securities could vary significantly from the value that could be realized in a current transaction between a willing buyer and a willing seller in other than a forced sale or liquidation.

INSURED MORTGAGE SECURITIES

         The fair value of the insured mortgage securities is based on the quoted market price from an investment banking institution which trades these instruments as part of its day-to-day activities.

ORIGINATED LOANS

         Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the portfolio. As a result, the Company calculated the estimated fair market value of its Originated Loan portfolio. The Company used the same discounted cash flow methodology used in determining the fair value of its Subordinated CMBS portfolio and further used cash flows projected at a prepayment speed of 0% to 14% depending upon the call protection of the loan. These cash flows were then discounted using a weighted average discount rate of approximately 8%, which the Company believes was commensurate with the market's perception of risk and value.

CASH AND CASH EQUIVALENTS, ACCRUED INTEREST AND PRINCIPAL RECEIVABLE

         The carrying amount approximates fair value because of the short maturity of these instruments.

OBLIGATIONS UNDER FINANCING FACILITIES

         The fair value of the securitized mortgage obligations and unsecured senior notes as of December 31,1997 are based on the quoted market price from an investment banking institution. The carrying amount of the variable -rate secured borrowings -CMBS and other financing facilities as of December 31, 1997 approximates fair value because the current rate on the debt is generally reset monthly based on market rates.

         The fair value of the securitized mortgage obligations as of December 31,1998 are calculated using a discounted cash flow methodology. The fair value of the unsecured notes was calculated using a quoted market price from Bloomberg. Management has determined that fair value of the variable-rate secured borrowings-CMBS and other financing facilities is not practicable to measure because there is no quoted market price available and the facilities are in default and have been the subject of dispute as discussed in Note 9. See Note 9 for a detailed discussion of these facilities and the terms of the facilities.

INTEREST RATE PROTECTION AGREEMENTS

         The fair value of interest rate protection agreements (used to hedge CRIIMI MAE's variable-rate debt) is the estimated amount that CRIIMI MAE would receive to terminate the agreements as of December 31, 1998 and 1997, taking into account current interest rates and the current creditworthiness of the counterparties. The amount was determined based on a quote received from the counterparty to each agreement.

5.       SUBORDINATED CMBS

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

         In May 1998, CRIIMI MAE completed its second resecuritization of CMBS assets, with a combined face value of approximately $1.8 billion involving 75 individual securities collateralized by 19 mortgage pools and three of the retained securities from CBO-1 ("CBO-2"). CBO-2 involved CRIIMI MAE's private placement of securities with a face amount of $468 million. In CBO-2, CRIIMI MAE retained securities with a face amount of approximately $1.3 billion. Certain securities included call provisions to enable CRIIMI MAE to 1) call bonds if market conditions warrant, and 2) call bonds when it is no longer cost effective to service them. As a result, CBO-2 resulted in a sale of certain securities and the retention of new securities. In accordance with FAS 125, the assets collateralizing the resecuritization are "derecognized" and the combined amortized cost basis of the collateralizing assets was allocated to the new securities issued. CRIIMI MAE received $335 million for the $345 million face amount of investment grade securities sold without call provisions which had an allocated cost basis of $306 million, resulting in a gain of approximately $28.8 million. CRIIMI MAE recorded retained assets totaling $926 million representing the allocated amortized cost basis for the $123 million face amount of investment grade securities issued with call provisions and the $1.3 billion face amount of non-investment grade retained securities in CBO-2. CBO-2 generated $160 million of net borrowing capacity primarily as a result of a higher overall weighted average credit rating for its new securities as compared to the weighted average credit rating on the related CMBS collateral. The net excess borrowing capacity was used to obtain short-term, variable rate secured borrowings which were used to acquire additional Subordinated CMBS during the second quarter of 1998.

         The CBO-2 transaction requires reclassification of CRIIMI MAE's entire portfolio of mortgage securities (consisting of mortgage security collateral and CMBS) from Held to Maturity to Available for Sale. Therefore, CRIIMI MAE's securities, effective second quarter of 1998, are reflected on the balance sheet at fair market value. At December 31, 1998, the amortized cost of the mortgage securities exceeded the fair market value by approximately $251.3 million (a $174.0 million decrease from September 30, 1998) and is reflected as a decrease in shareholders' equity.

         Additionally, as part of CBO-2, CMSLP sold trustee servicing rights on CBO-2 for $4.2 million, resulting in a gain of approximately $400,000 for financial reporting purposes, which is included in equity in earnings from investments on the consolidated statements of income, and gain of $4.2 million for tax purposes.

At December 31, 1998, CRIIMI MAE held the following securities with respect to its CMBS portfolio:

                                         Original           12/31/98
                                         Anticipated       Anticipated
                                         Unleveraged       Unleveraged
                                         Yield to          Yield to
   Pool(3)                               Maturity (1)      Maturity (1)(2)
   -------                               ------------      ---------------

Retained Securities from
  CRIIMI 1996 C1 (CBO-1)                      19.5%            20.9%(5)

DLJ Mortgage Acceptance Corp.
  Series 1997 CF2 Tranche B-30C                8.2%             8.1%

Nomura Asset Securities Corp.
  Series 1998-D6 Tranche B7                   12.0%            12.0%

Retained Securities from
  CRIIMI 1998 C1 (CBO-2)                      10.3%            10.2%(4)

Mortgage Capital Funding, Inc.
  Series 1998-MC1                              8.9%             8.9%

Chase Commercial Mortgage Securities
  Corp.
  Series 1998-1                                8.8%             8.8%

First Union/Lehman Brothers
  Series 1998 C2                               8.9%             8.9%

Morgan Stanley Commercial Inc.
  Series 1998-WF2                              8.5%             8.5%(4)

Mortgage Capital Funding, Inc.
  Series 1998-MC2                              8.7%             8.7%

Weighted Average                               9.7%(3)         10.1%(3)


----------

(1) Represents the anticipated weighted average unleveraged yield over the expected average life of the Company's Subordinated CMBS portfolio as of the date of acquisition and December 31, 1998, respectively, based on management's estimate of the timing and amount of future credit losses and prepayments. As discussed in (4) below, these yields may decrease as a result of certain adversarial actions taken by the Company's lenders.

(2) Unless otherwise noted, changes in the December 31, 1998 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions relating to mortgage collateral.

(3) CRIIMI MAE, through CMSLP, performs servicing functions on a total CMBS pool of approximately $ 30.0 billion. Of the $30.0 billion of mortgage loans, approximately $195.4 million are currently being specially serviced, of which approximately $45.0 million are being specially serviced due to payment default and the remainder are being specially serviced due to nonfinancial covenant default. Despite the volatility in the capital markets, the mortgage assets underlying the Company's portfolio of CMBS experienced no losses of principal from default. See Note 5 for a discussion of the transfer of special servicing.

(4) On October 6, 1998, Morgan Stanley and Co. International Limited ("Morgan Stanley") advised CRIIMI MAE that it was exercising alleged ownership rights over certain classes of CMBS it held as collateral. Subsequent to year end, the Company agreed to cooperate on selling two classes of investment grade CMBS issued by CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (CBO-2 BBB Bonds) and to suspend litigation with Morgan Stanley with respect to these CMBS. CRIIMI MAE and Morgan Stanley also agreed to a standstill period, now extended through April 15, 1999, regarding seven classes of subordinated CMBS issued by Morgan Stanley Capital I Inc. Series 1998-WF2 (the "Wells Fargo Bonds"). On March 5, 1999, the CBO-2 BBB Bonds with $205.8 million face amount and with a coupon rate of 7% were sold in a transaction that will be accounted for as a financing by the Company rather than a sale. Of the $159.0 million in net sale proceeds, $141.2 million was used to repay borrowings under the agreement with Morgan Stanley, and $17.8 million was paid to CRIIMI MAE.

(5) The increase in the anticipated yield resulted from the reallocation of CBO-1 asset basis in conjunction with the CBO-2 resecuritization.

The aggregate investment by the underlying rating of the Subordinated CMBS is as follows:


                                                                              Range of          Amortized        Amortized
                                 Weighted                                     Discount            Cost             Cost
                  Face Amount     Average      Weighted       Fair Value    Rates Used to         as of           as of
                     as of         Pass-       Average      as of 12/31/98  Calculate Fair       12/31/98        12/31/97
Security Rating    12/31/98    Through Rate    Life(2)     (In Millions)(1)    Value (1)       (In Millions)   (In Millions)
---------------    --------    ------------    --------    ---------------  --------------     -------------   -------------

AA-                $     --          --             --        $       --               --         $    --           $  5.6

A (5)                  62.6        7.0%         7 years             57.2             8.7%            57.0               --

BBB (5)(6)            150.6        7.0%        13 years            121.9             9.7%           126.9              4.0

BBB-(6)               115.2        7.0%        13 years             85.6            10.7%            92.8               --

BB+                   394.6        6.9%        14 years            286.8       9.3%-11.5%           317.9              8.6

BB                    275.8        6.9%        15 years            212.7      10.3%-12.3%           259.1            445.0

BB-                    89.1        6.8%        15 years             58.0      11.1%-13.3%            72.6             89.8

B+                    128.7        6.7%        17 years             72.9      12.1%-14.0%            93.0               --

B                     300.2        6.6%        17 years            159.7      12.1%-15.3%           208.9            357.4

B-                    198.7        6.7%        18 years             87.4      15.1%-18.8%           106.7             44.6

CCC                    92.0        6.8%        20 years             22.8            25.0%            36.0             10.9

Unrated               478.1        6.7%        21 years            109.2      27.0%-33.0%           159.0            113.2
                   --------        ---         --------       ----------                       ----------       ----------
Total (3)(4)       $2,285.6        6.8%        16 years       $  1,274.2                       $  1,529.9       $  1,079.1
                   --------        ---         --------       ----------                       ----------       ----------
                   --------        ---         --------       ----------                       ----------       ----------


(1) The estimated fair values of Subordinated CMBS represent the carrying value of these assets. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the 1998 portfolio. As a result, the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of December 31, 1998. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average unleveraged yield to maturity. (See Note 5.) The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, (ii) a relative comparison of dealer provided discount rates from the previous quarter to those disclosed in recent research reports and incorporating adjustments to reflect changes in the market as they relate to each of the Company's CMBS from September 30, 1998 to December 31, 1998, and (iii) communications with dealers and active Subordinated CMBS investors regarding the year-end valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of December 31, 1998, it has disclosed in the table the range of discount rates by rating category used in determining these fair market values.

         The CMBS market was adversely affected by the turmoil which occurred in the capital markets commencing in late summer of 1998 that caused spreads between CMBS yields and the yields on U.S. Treasury securities with comparable maturities to widen, resulting in a decrease in the value of CMBS. As a result, the creation of new CMBS and the trading of existing CMBS came to a near standstill. In late November 1998, buying and trading activity in the CMBS market began to recover, increasing liquidity in the CMBS market; however, these improvements mostly related to investment grade CMBS. New issuances of CMBS also returned in late November 1998. The market for Subordinated CMBS has, however, been slower to recover and trading in this market is less liquid. It is difficult, if not impossible, to predict when or if the CMBS market and, in particular, the Subordinated CMBS market, will fully recover. Therefore management's estimate of the value of its securities could vary significantly from the value that could be realized in a current transaction between a willing buyer and a willing seller in other than a forced sale or liquidation.

(2) Weighted average life represents the weighted average expected life of the Subordinated CMBS prior to consideration of losses, extensions or prepayments other than those factored in the assumed prepayment rate used at the time of acquisition.

(3) Refer to Note 8 for additional information regarding the total face amount and purchase price of Subordinated CMBS for tax purposes.

(4) Similar to the Company's other sponsored CMO's, CMO-IV, as described in
Note 6, resulted in the creation of CMBS, of which the Company sold certain tranches. Since the Company retained call options on the sold bonds, the Company did not surrender control of the assets for purposes of FAS 125 and thus the entire transaction is accounted for as a financing and not a sale. Since the transaction is recorded as a financing, the Subordinated CMBS are not reflected in the Company's Subordinated CMBS portfolio and the mortgage assets are reflected in Investment in Originated Loans on the balance sheet.

(5) In connection with CBO-2, $62.6 million (A rated) and $60.0 million (BBB rated) face amount of investment grade securities were issued with call options and $345 million (A rated) face amount were issued without call options. Since the Company retained call options on certain sold bonds, the Company did not surrender control of those assets pursuant to the requirements of FAS 125 and thus these securities are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, CRIIMI MAE has retained the securities with call options in its Subordinated CMBS portfolio reflected on its balance sheet.

(6) In connection with CBO-2, the Company retained $90.6 million (BBB rated) and $115.2 million (BBB- rated) face amount of securities, with the intention to sell the securities at a later date. Such sale occurred March 5, 1999. See below for further discussion.

         As of December 31, 1998, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and at the locations identified below:


                  1998              1997                                     1998              1997
                  ----              ----                                     ----              ----
Property Type     Percentage(1)     Percentage(1)  Geographic Location(2)    Percentage(1)     Percentage(1)
-------------     -------------     -------------  ----------------------    -------------     -------------

Multifamily.....       31%             37%         California...............      16%               14%
Retail..........       28%             28%         Texas....................      12%               15%
Office..........       15%             10%         Florida..................       7%                9%
Hotel...........       13%             14%         New York.................       6%                4%
Other...........       13%             11%         Other(3).................      59%               58%
                      ----            ----                                       ----              ----
    Total......       100%            100%            Total.................     100%              100%
                      ----            ----                                       ----              ----
                      ----            ----                                       ----              ----

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

         The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in GAAP income recognition which is greater than or less than cash received. For the years ended December 31, 1998, 1997 and 1996, the amount of income recognized (less than) or in excess of cash received due to the effective interest rate method was approximately $(200,000), $1,014,000 and $909,000, respectively.

         Since the Petition Date, CRIIMI MAE and certain secured creditors have disagreed about the effect of the stay provisions of the Bankruptcy Code on such secured lenders and the subject assets. A summary of material litigation, and agreements that have been reached with certain creditors, is disclosed in Note 18 Litigation - Bankruptcy Related Litigation. In addition, the Company has been in discussions with certain other creditors not in litigation with the Company. See Note 18 Litigation - Discussions with Other Creditors.

         Subsequent to year end, the Company agreed to cooperate on selling the CBO-2 BBB Bonds and suspend litigation with Morgan Stanley with respect to these CMBS. On March 5, 1999, Morgan Stanley sold the $205.8 million face amount of CMBS with a coupon of 7%. The proceeds of $159.0 million were used to pay off $141.2 million of the related short-term, variable-rate debt due Morgan Stanley and the remaining net proceeds of $17.8 million were remitted to CRIIMI MAE. CRIIMI MAE retained the right to call each CMBS when the outstanding principal balance amortizes to 15% of its original face balance. The 15% call option prevents CRIIMI MAE from surrendering control of the assets pursuant to the requirements of FAS 125 and thus the transaction will be accounted for as a secured borrowing and not a sale. This means that CRIIMI MAE will recognize a liability for these bonds during the first quarter of 1999 in the amount of the gross proceeds received.

         CRIIMI MAE and Morgan Stanley also agreed to a standstill period through March 31, 1999 regarding seven classes of Subordinated CMBS known as Morgan Stanley Capital I, Inc. Series 1998-WF2. The Company and Morgan Stanley subsequently agreed to extend the standstill period with respect to these bonds through April 15, 1999.

         The Company's CMBS portfolio currently generates monthly cash flow. As of March 31, 1999, certain lenders have withheld payment to CRIIMI MAE of approximately $14.3 million, including approximately $8.3 million owed to CRIIMI MAE as of December 31, 1998 with respect to its CMBS portfolio (excluding those securities that are match-funded). (Refer to Note 6 for payments due the Company in connection with CMO-IV). The realizeability of these receivables is uncertain and is dependent upon reaching successful agreements with the Company's lenders that does not result in the loss of any collateral. A loss could occur if the lender fails to remit interest payments to the Company. Furthermore, it is possible that CRIIMI MAE may have to record impairment losses as a result of future adverse actions taken against CRIIMI MAE by its lenders.

         CMSLP did not file for protection under Chapter 11. However, because of the related party nature of its relationship with CRIIMI MAE, CMSLP has been under a high degree of scrutiny from servicing rating agencies. As a result of CRIIMI MAE's Chapter 11 filing, CMSLP was declared in default under certain credit agreements with First Union National Bank ("First Union"). In order to repay all such credit agreement obligations and to increase its liquidity, CMSLP arranged for Banc One Mortgage Capital Markets, LLC ("BOMCM") to succeed it as master servicer on two commercial mortgage pools on October 30, 1998. BOMCM paid the Company $6.9 million for these master servicing rights resulting in a loss of approximately $1.4 million from the recorded value of the rights, of which substantially all of the loss flowed through to CRIIMI MAE through equity in earnings in the fourth quarter of 1998. In addition, in order to allay rating agency concerns stemming from CRIIMI MAE's Chapter 11 filing, in November 1998, CRIIMI MAE designated BOMCM as special servicer on 33 separate CMBS securitizations totaling approximately $29 billion, subject to certain requirements contained in the respective servicing agreements. CMSLP will continue to perform special servicing as sub-servicer for BOMCM on all but five of these securitizations. CRIIMI MAE remains the owner of the lowest rated tranche of the related Subordinated CMBS and, as such, retains all rights pertaining to ownership, including the right to replace the special servicer. CMSLP lost the right to specially service the DLJ MAC 95 CF-2 securitization when the majority holder of the lowest rated tranches replaced CMSLP as special servicer.


6.       LOAN ORIGINATION PROGRAM

         Prior to the petition date, the Company originated mortgage loans principally through mortgage loan conduit programs with major financial institutions for the primary purpose of pooling such loans for securitization. At the time it filed for bankruptcy, the Company had a mortgage loan conduit program with Citibank (the "Citibank Program") and a loan conduit program with Prudential Securities Incorporated and Prudential Securities Credit Corporation (the "Prudential Program") (together the "Programs").

         In June 1998, the Company securitized $496 million face amount of commercial mortgage loans (a majority of which were no-lock) originated or acquired through the Citibank Program, and through CRIIMI MAE CMBS Corp., issued Commercial Mortgage Loan Trust Certificates, Series 1998-1 ("CMO-IV"). The original basis of the loans on the balance sheet includes approximately $8 million of deferred loan and securitization costs that are amortized over the life of the securitization and recognized against income using the effective interest rate method.

         Through this securitization, CRIIMI MAE sold $397 million face amount of fixed-rate investment grade securities (see also Note 9). CRIIMI MAE retained the remaining principal and interest cash flows from the mortgage loans that collateralize the securitization. CRIIMI MAE has call rights on each of the issued and sold securities and therefore has not surrendered control of the collateral, thus requiring the transaction to be accounted for as a financing of the mortgage loans collateralizing the investment grade CMBS sold in the securitization.

         Although CMO-IV is accounted for as a financing, economically, the Company currently generates monthly cash flow from the subordinated CMBS tranches created in the transaction. As of March 31, 1999, payments of approximately $5.3 million were withheld by certain lenders, including approximately $2.7 million which was owed as of December 31, 1998 with respect to certain tranches of CMO-IV (excluding those securities that are match-funded).

         As of December 31, 1998, the originated loans were secured by properties of the types and at the locations identified below:


Property Type            Percentage(1)  Geographic Location(2)     Percentage(1)
-------------            -------------  ----------------------     -------------

Multifamily.............     38%        Michigan...............        20%
Hotel...................     26%        Texas..................         8%
Retail..................     20%        Illinois...............         7%
Office..................     11%        Connecticut............         6%
Other...................      5%        California.............         6%
                            ----        Maryland...............         6%
    Total...............    100%        Other(3)...............        47%
                            ----                                      ----
                            ----          Total................       100%
                                                                      ----
                                                                      ----


----------
(1) Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)      No significant concentration by region.

(3)      No other individual state makes up more than 5% of the total.

         Descriptions of the originated loans categorized by unpaid principal balances as of December 31, 1998, are as follows:


                                                      As of December 31, 1998
                                                      -----------------------
                                                                     Weighted
                                                                     Average
                                 Number of         Face              Effective        Weighted Average
Unpaid Principal Balance (2)       Loans       Value(1)(4)(5)        Interest Rate    Remaining Term
----------------------------       -----       --------------        -------------    --------------

$ 0 - $  4.99 million                130       $278,252,990                 7.45%         9.9 years
$ 5 - $  9.99 million                 18        131,974,592                 7.35%         9.6 years
$10 - $ 14.99 million                  5         63,821,315                 7.21%         9.6 years
$15 - $ 20  million                    1         17,242,738                 7.15%        10.9 years
                                     ---       ------------                 -----        ----------
                                     154       $491,291,635                 7.38%         9.8 years
                                     ---       ------------                 -----        ----------
                                     ---       ------------                 -----        ----------

(1) All originated loans are collateralized by first or second liens on multifamily, hotel, retail, office or other commercial properties. Approximately 79% of the loans in the securitization are No-Lock loans.

(2) Principal and interest on originated loans is payable at level amounts over the term of the loan. Approximately 91.8% of the loans in the portfolio have balloon payment structures. Total annual debt service payable to CRIIMI MAE's financing subsidiaries for the originated loans held as of December 31, 1998 is approximately $44.9 million.

(3) A reconciliation of the carrying amount of CRIIMI MAE's originated loans for the year ended December 31, 1998, follows:


                                                                         For the year ended
                                                                          December 31, 1998
                                                                          -------------

            Balance at beginning of year                                  $        --
            Additions during the year:
              Securitized Originated Loans                                  504,357,929
            Deductions during the year:
              Principal payments                                          $  (4,526,939)
              Amortization of deferred loan costs                              (754,960)
                                                                          -------------
            Balance at end of year (6)                                    $ 499,076,030
                                                                          -------------
                                                                          -------------


(4) Principal amount of mortgage securities subject to delinquent principal or interest is not presented since all required payments with respect to CRIIMI MAE's consolidated originated loans are current, and none of these mortgage securities are delinquent as of December 31, 1998.

(5) The fair value of the originated loans at December 31, 1998 is $480,485,570.

(6) The carrying amount of the originated loans of $499,076,030 is comprised of $491,291,635 face amount of loans plus $7,784,395 of deferred loan costs.

         The agreements for both Programs provided that during the warehouse period, the respective financial institution will fund and originate in its name all mortgage loans under the Program, and CRIIMI MAE is required to deposit a portion of each loan amount in a reserve account. In both facilities, the respective financial institution is responsible for executing an interest rate hedging strategy.

         The Citibank Program provided for CRIIMI MAE to pay to Citibank the face value of the loans originated through the Program, which were funded by Citibank and not otherwise securitized, plus or minus any hedging loss or gain on December 31, 1998. To secure this obligation CRIIMI MAE was required to deposit a portion of the principal amount of each originated loan in a reserve account. At December 31, 1998, this reserve account was approximately $31.8 million.

         Under the Prudential Program, the Company has an option to pay to Prudential the face value plus or minus any hedging loss or gain, at the earlier of June 30, 1999, or the date by which a stated quantity of loans for securitization has been made. Under the Prudential program, the Company was required to fund a reserve account, which was approximately $2 million at December 31, 1998. If CRIIMI MAE is unable to exercise its option, the Company will forfeit the amount of the reserve account.

         On October 5, 1998, Citibank sent the Company a letter alleging that the Company was in default under the Citibank Program and that it was terminating the Citibank Program. The Company and Citibank negotiated a Stipulation and Consent Order (the "Order"), entered by the Bankruptcy Court on April 5, 1999, regarding the Citibank Program. The Order provides that Citibank will, with CRIIMI MAE's cooperation, sell the loans originated under the Citibank Program provided that the sale results in CRIIMI MAE receiving minimum net proceeds of not less than $3.5 million, after satisfying certain amounts due to Citibank under the Citibank Program from the amount held in the reserve account. The minimum net proceeds provision may be waived by agreement of the Company, the Official Committee of Unsecured Creditors in the Company's Chapter 11 case (the "Unsecured Committee") and the Official Committee of Equity Security Holders in the Company's Chapter 11 case (the "Equity Committee"). CRIIMI MAE is also negotiating with Prudential to sell the loan originated under the Prudential Programs. There can be no assurance that an agreement will be reached with Prudential or, if reached, that such agreement would be approved by the Bankruptcy Court.

         As of September 30, 1998, the Company's obligation under the Citibank Program was $14.8 million in excess of the fair value of the loans and the Company's option under the Prudential Program was $2.8 million in excess of fair value of the loan principally because of the turmoil in the capital markets. As a result CRIIMI MAE recorded a $17.6 million unrealized loss related to the programs as of September 30, 1998. The Company calculated the unrealized losses based upon an estimated value of the loans (based on proceeds that could be raised in a securitization of the loans using market spreads for bonds that would be issued if such a transaction occurred on September 30, 1998) as well as hedging losses as of that date.

         Subsequent to the Chapter 11 filing, CRIIMI MAE decided to sell the loans originated in conjunction with the Programs. As a result of the Company's decision to sell the loans and because a sale of the loans will result in less proceeds than would ordinarily be realized in a securitization (which was the Company's original intent), the Company recorded, during the fourth quarter, additional unrealized losses of $ 12.7 million and wrote off net deferred loan costs of approximately $3.3 million in 1998.

7.       INSURED MORTGAGE SECURITIES

         CRIIMI MAE's consolidated portfolio of mortgage securities is comprised of FHA-Insured Certificates and GNMA Mortgage-Backed Securities. Additionally, mortgage securities include Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by GNMA Mortgage-Backed Securities, as discussed below. As of December 31, 1998, approximately 18% of CRIIMI MAE's investment in mortgage securities were FHA-Insured Certificates and 82% were GNMA Mortgage-Backed Securities (including certificates which collateralize Freddie Mac participation certificates). FHA-Insured Certificates and GNMA Mortgage-Backed Securities are collectively referred to herein as "mortgage securities."

         CRIIMI MAE owns the following mortgages directly or indirectly through its wholly-owned subsidiaries:


                                                                  As of December 31, 1998
                                                                  -----------------------
                                                                                   Weighted
                                          Number of                                Average
                                          Mortgage       Fair          Amortized   Effective        Weighted Average
                                          Securities   Value(1)          Cost      Interest Rate    Remaining Term
                                          ----------   ----------     -----------  -------------    ---------------

CRIIMI MAE (3)                                1       $  5,511,707   $   5,455,114     8.00%        36 years
CRIIMI MAE Financial Corporation(2)          40        161,382,142     158,832,182     8.26%        30 years
CRIIMI MAE Financial Corporation II(2)       55        232,560,966     231,973,794     7.18%        28 years
CRIIMI MAE Financial Corporation III(2)      27         88,640,406      87,376,578     8.00%        30 years
                                           ----       ------------    ------------     -------      --------
                                            123       $488,095,221   $ 483,637,668     7.69%(4)     29 years(4)
                                           ----       ------------    ------------     -------      --------
                                           ----       ------------    ------------     -------      --------



                                                                  As of December 31, 1997
                                                                  -----------------------
                                                                                   Weighted
                                          Number of                                Average
                                          Mortgage       Fair          Amortized   Effective        Weighted Average
                                          Securities   Value(1)          Cost      Interest Rate    Remaining Term
                                          ----------   ----------     -----------  -------------    ---------------

CRIIMI MAE                                    5       $ 18,888,883    $ 18,447,382     8.09%        34 years
CRIIMI MAE Financial Corporation             48        196,619,210     189,759,543     8.39%        31 years
CRIIMI MAE Financial Corporation II          59        252,208,500     247,614,722     7.19%        29 years
CRIIMI MAE Financial Corporation III         37        154,535,482     148,850,593     8.05%        31 years
                                            ---        -----------    ------------     --------     ---------
                                            149       $622,252,075    $604,672,240     7.81%(4)    30 years(4)
                                            ---        -----------    ------------     --------     ---------
                                            ---        -----------    ------------     --------     ---------


----------
(1) The fair value of the mortgage securities is based on quoted market prices. At December 31, 1997, CRIIMI MAE mortgage securities were classified as Available for Sale and carried at fair value on the balance sheet, the remaining mortgage securities were carried at amortized cost. As of December 31, 1998, all mortgage securities are classified as Available for Sale and carried at fair value on the balance sheet.

(2) During the year ended December 31, 1998, there were 22 prepayments of mortgage securities held by CRIIMI MAE's financing subsidiaries. These prepayments generated net proceeds of approximately $104.0 million and resulted in net financial statement gains of approximately $666,000, which are included in gains on mortgage securities dispositions on the accompanying consolidated statement of income for the year ended December 31, 1998.

(3) During the year ended December 31, 1998, CRIIMI MAE sold four mortgage securities and a portion of a fifth mortgage security. This sale generated net proceeds of $13.4 million and resulted in net financial statement gains of $531,000.

(4) Weighted Average was computed using total face value of the mortgage securities.

         As a result of the CBO-2 transaction (see Note 5), the Company, in accordance with GAAP, no longer classifies its mortgage securities as Held to Maturity. The Company's mortgage securities are now classified as Available for Sale. As a result, the Company now carries its mortgage securities at fair value. The difference between the amortized cost and the fair value of mortgage assets recorded at fair value represents the net unrealized gains on those mortgage securities, which is reported as a separate component of shareholders' equity as of December 31, 1998 and 1997.

         Descriptions of the mortgage securities owned, directly or indirectly by CRIIMI MAE, which exceed 3% of the total carrying value of the consolidated mortgage securities as of December 31, 1998, summarized information regarding other mortgage securities and mortgage securities income earned in 1998, 1997 and 1996, including interest earned on the disposed mortgage securities, are as follows:


                                       Face                Fair                                Effective
                                     Value of            Value of           Amortized           Interest
                                     Mortgage            Mortgage             Cost             Income Rate
                                   Securities(2)      Securities(5)(3)       (1)(4)               Range
                                   ------------       ----------------      --------           ---------

CRIIMI MAE
----------

GNMA MORTGAGE-
BACKED SECURITIES
-----------------

Other/Total
 (1 mortgage security)             $  5,455,114        $  5,511,707        $  5,455,114               8.00%
                                   ------------        ------------        ------------
CRIIMI MAE FINANCIAL
--------------------
  CORPORATION
  -----------

FHA-INSURED CERTIFICATES
------------------------

Other
  (24 mortgage securities)           89,347,192          90,422,553          89,147,563        7.35%-11.00%

GNMA MORTGAGE-
  BACKED SECURITIES:
  ------------------

Other
  (16 mortgage securities)           69,294,079          70,959,589          69,684,619        7.93%-8.78%
                                   ------------        ------------        ------------
Subtotal                            158,641,271         161,382,142         158,832,182
                                   ------------        ------------        ------------


                                      Mortgage        Mortgage        Mortgage                     Final
                                       Income          Income         Maturity                   Maturity
                                       Earned          Earned          Earned                      Date
                                       in 1998         in 1997         in 1996                     Range
                                    ------------    ------------     ----------                ---------

CRIIMI MAE
----------

GNMA MORTGAGE-
BACKED SECURITIES
-----------------

Other/Total
 (1 mortgage security)              $    577,393    $    589,078           --                February 2035
                                    ------------    ------------     ----------
CRIIMI MAE FINANCIAL
--------------------
  CORPORATION
  -----------

FHA-INSURED CERTIFICATES
------------------------

Other
  (24 mortgage securities)            7,755,402       7,811,938       7,863,966   February 2019-April 2034


GNMA MORTGAGE-
  BACKED SECURITIES:
  ------------------

Other
  (16 mortgage securities)            5,603,987       5,647,180       5,687,630    November 2017-June 2034
                                    ------------    ------------     ----------
Subtotal                             13,359,389      13,459,118      13,551,596
                                    ------------    ------------     ----------



                                       Face                Fair                                Effective
                                     Value of            Value of           Amortized           Interest
                                     Mortgage            Mortgage             Cost             Income Rate
                                   Securities(2)      Securities(5)(3)       (1)(4)               Range
                                   ------------       ----------------      --------           ---------

CRIIMI MAE FINANCIAL
  CORPORATION II
  --------------
GNMA MORTGAGE-
BACKED SECURITIES:
------------------

San Jose South                       28,400,466          28,716,391          28,631,436              7.66%
Somerset Park                        29,080,455          29,393,452          29,600,886              7.41%
Yorkshire Apartments                 14,735,762          14,892,304          14,804,318              7.21%
Other
(52 mortgage securities)            157,837,963         159,558,819         158,937,154        7.14%-8.02%
                                   ------------        ------------        ------------
Subtotal                            230,054,646         232,560,966         231,973,794
                                   ------------        ------------        ------------
CRIIMI MAE FINANCIAL
  CORPORATION III
  ---------------

GNMA MORTGAGE-
BACKED SECURITIES
-----------------

Other
  (27 mortgage securities)           87,058,629          88,640,406          87,376,578        7.11%-10.94%
                                   ------------        ------------        ------------
Subtotal                             87,058,629          88,640,406          87,376,578
                                   ------------        ------------        ------------
Total mortgage securities           481,209,660         488,095,221         483,637,668
                                   ------------        ------------        ------------
Mortgage security dispositions:
           1998                            --                  --                  --          7.05%-10.49%

           1997                            --                  --                  --          7.59%-10.17%

           1996                            --                  --                  --          8.70%-11.31%


                                      Mortgage        Mortgage        Mortgage          Final
                                       Income          Income         Maturity         Maturity
                                       Earned          Earned          Earned            Date
                                       in 1998         in 1997         in 1996           Range
                                    ------------    ------------     ----------       ---------

CRIIMI MAE FINANCIAL
  CORPORATION II

--------------------

GNMA MORTGAGE-
BACKED SECURITIES:

San Jose South                        2,064,876       2,090,665      2,114,560                 October 2023
Somerset Park                         2,130,465       2,149,005      2,166,226                    July 2028
Yorkshire Apartments                  1,033,985       1,041,158      1,047,835                    July 2031
Other
(52 mortgage securities)             11,534,078      11,649,436      11,756,870        May 2021-April 2035

                                   ------------    ------------    -----------
Subtotal                             16,763,404      16,930,264     17,085,491
                                   ------------    ------------    -----------

CRIIMI MAE FINANCIAL
  CORPORATION III

GNMA MORTGAGE-
BACKED SECURITIES

Other
  (27 mortgage securities)            7,024,665       7,075,555      7,127,115   August 2015-February 2035
                                   ------------    ------------    -----------
Subtotal                              7,024,665       7,075,555      7,127,115
                                   ------------    ------------    -----------

Total mortgage securities            37,724,851      38,054,015     37,764,202
                                   ------------    ------------    -----------
Mortgage security dispositions:
           1998                       5,337,892       9,587,672      10,148,775

           1997                            --         1,783,714       6,890,233

           1996                            --              --         2,108,460



                                       Face                Fair                                Effective
                                     Value of            Value of           Amortized           Interest
                                     Mortgage            Mortgage             Cost             Income Rate
                                   Securities(2)      Securities(5)(3)       (1)(4)               Range
                                   ------------       ----------------      --------           ---------

Mortgage securities                $481,209,660        $488,095,221        $ 483,637,668
                                   ------------        ------------        -------------
                                   ------------        ------------        -------------
Investment in
  Limited Partnerships                                                     $       --
                                                                           -------------
                                                                           -------------


                                      Mortgage        Mortgage        Mortgage          Final
                                       Income          Income         Maturity         Maturity
                                       Earned          Earned          Earned            Date
                                       in 1998         in 1997         in 1996           Range
                                    ------------    ------------     ----------       ---------

Mortgage securities                 $ 43,062,743    $ 49,425,401    $56,911,670
                                    ------------    ------------    -----------
                                    ------------    ------------    -----------
Investment in
  Limited Partnerships              $       --      $     42,976    $   253,292
                                    ------------    ------------    -----------
                                    ------------    ------------    -----------


(1) All mortgages are collateralized by first or second liens on residential apartment, retirement home, nursing home or townhouse complexes which have diverse geographic locations and are FHA-Insured Loans or GNMA Mortgage-Backed Securities. Payment of the principal and interest on FHA-Insured Certificates is insured by HUD pursuant to Title 2 of the National Housing Act. Payment of the principal and interest on GNMA Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.
The investment in limited partnerships is not federally insured or guaranteed.

(2) Principal and interest on mortgage securities is payable at level amounts over the life of the mortgage asset. Total annual debt service payable to CRIIMI MAE and its financing subsidiaries for the mortgage securities held as of December 31, 1998 is approximately $42 million.


(3) The fair value of the mortgage securities is based on quoted market prices.

(4) Principal amount of mortgage securities subject to delinquent principal or interest is not presented since all required payments with respect to CRIIMI MAE's consolidated mortgage securities are current, and none of these mortgage securities are delinquent as of December 31, 1998.

(5) Reconciliations of the carrying amount of CRIIMI MAE's mortgage securities for the years ended December 31, 1998 and 1997, follow:


                                                                     For the year ended              For the year ended
                                                                      December 31, 1998               December 31, 1997
                                                               ------------------------------    -------------------------------

Balance at beginning of year                                                    $ 605,113,741                      $ 691,109,722

Additions during the year:
  Purchases and advances on construction
   loans                                                                                 --                              285,430
  Amortization of discount                                                             28,082                             28,376
  Adjustment to net unrealized gains on mortgage securities                         4,016,052                               --


Deductions during the year:
  Principal payments                                           $  (4,743,972)                    $  (4,930,080)
  Mortgage dispositions                                         (116,218,027)                      (66,148,925)
  Adjustment to net unrealized gains
    on mortgage securities (a)                                          --                         (15,125,929)
  Accretion of premium                                              (100,655)    (121,062,654)        (104,853)      (86,309,787)
                                                               -------------    -------------    -------------     -------------
Balance at end of year                                                          $ 488,095,221                      $ 605,113,741
                                                                                -------------                      -------------
                                                                                -------------                      -------------


(a) This adjustment is primarily due to a subsidiary's dispositions of mortgage securities in 1997.

8.       RECONCILIATION OF FINANCIAL STATEMENT NET INCOME TO TAX BASIS INCOME

         Reconciliations of the financial statement net income to the tax basis income for the years ended December 31, 1998, 1997 and 1996, are as follows:


                                                                       1998             1997             1996
                                                                   ------------     ------------     ------------

Consolidated financial statement
  net income                                                       $ 42,368,593     $ 54,187,616     $ 35,239,857
Gain on sale of collateralized bond obligation                      (28,800,408)            --               --
Reamortization of Subordinated CMBS                                  41,291,138        6,496,641        1,918,841
Unrealized losses on warehouse purchase obligations                  30,378,173             --               --
Reorganization costs                                                  7,149,828             --               --
Interest expense adjustments for collateralized bond obligation     (22,748,840)            --               --
Amortization of assets acquired in the Merger                         2,877,576        2,877,564        2,881,824
Equity in earnings from investments                                   5,413,761          492,355         (138,772)
Amortization and other interest expense
  adjustments                                                        (2,842,613)      (1,537,367)      (1,245,122)
Mortgage dispositions                                                   549,180          165,284          307,704
Adjustment due to accounting for subsidiary
  as a pooling for financial statement
  purposes and a purchase for tax purposes                                 --         (2,132,613)       2,520,569
Capital gain on installment sale                                           --               --          1,214,091
Other                                                                   177,100           (7,947)        (165,835)
                                                                   ------------     ------------     ------------

Tax basis income                                                   $ 75,813,488     $ 60,541,533     $ 42,533,157
                                                                   ------------     ------------     ------------

Dividends paid or accrued on preferred shares                        (6,997,859)      (6,472,540)      (3,526,451)
                                                                   ------------     ------------     ------------
Tax basis income available to common
  shareholders                                                     $ 68,815,629     $ 54,068,993     $ 39,006,706
                                                                   ------------     ------------     ------------
                                                                   ------------     ------------     ------------
Tax basis income per share:
Income before gains from CRI Liquidating                           $       1.42     $       1.24     $       1.00
Capital gain from CRI Liquidating                                          --               0.21             0.27
                                                                   ------------     ------------     ------------
                                                                   ------------     ------------     ------------
Total  tax basis income per share                                  $       1.42     $       1.45     $       1.27
                                                                   ------------     ------------     ------------
                                                                   ------------     ------------     ------------
Tax basis shares outstanding                                         48,502,522       37,334,034       30,773,621
                                                                   ------------     ------------     ------------
                                                                   ------------     ------------     ------------


         Differences between financial statement net income and the tax basis income available to common shareholders principally relate to differences in the methods of accounting for the sale of securities and trustee servicing rights in conjunction with the CBO-2 transaction, Subordinated CMBS (see also Note 5), unrealized losses on warehouse purchase obligations, a portion of reorganization costs not deductible for tax purposes, amortization of certain deferred costs, merger of the CRI Mortgage Businesses, and prior to 1998, the merger of CRIIMI funds.

         The entire CBO-2 transaction was accounted for as a financing for tax purposes. As such, the Company will recognize income for tax purposes from the entire group of mortgage securitization pools (35 total) with an aggregate face amount of $2.8 billion and purchase price of $2.0 billion and receive a deduction for the interest expense on the outstanding debt.

         As a result of the foregoing, the nature of the dividends for income tax purposes on a per share basis is as follows:


                                    1998(1)        1997(1)        1996(1)
                                   --------       --------       --------

Ordinary income                    $   1.09       $   1.21       $   0.91
Long-term capital gains                0.08           0.21           0.31
                                   --------       --------       --------
                                   $   1.17       $   1.42       $   1.22
                                   --------       --------       --------
                                   --------       --------       --------


----------
(1) In 1998, 1997 and 1996, CRIIMI MAE generated $0.1456 and $0.0977 and $0.003 per common share, respectively, of excess inclusion income from CBO-1 and for 1998 from CBO-2. The excess inclusion income is taxable at the shareholder level as CRIIMI MAE intends to distribute substantially all of its taxable income. Excess inclusion cannot be offset by a net operating loss and is considered unrelated taxable business income under Section 511.


9.       OBLIGATIONS UNDER FINANCING FACILITIES

         DEFAULT DECLARATIONS

         As a result of the bankruptcy petition filed on October 5, 1998, certain lenders have declared defaults or otherwise taken action against the Company with respect to a number of CRIIMI MAE's financing facilities. See
Note 18 for a discussion of material litigation between the Company and various creditors and agreements the Company has reached with certain of these creditors.

         The following table summarizes CRIIMI MAE's debt outstanding as of December 31, 1998 and 1997:

                                                                                        Year Ended December 31, 1998
                                                                                        ----------------------------
                                                                                                             Stated
                                          Balance          Eff. Rate         Average         Average       Maturity
Type of Debt                            At Year End       At Year End        Balance        Eff. Rate        Date (9)
------------                           ------------       -----------      ---------        ---------     -----------

Securitized Mortgage
  obligations:
  FHLMC Funding Note (1)               $220,822,380         7.4%          $229,137,117        7.4%        Sept 2031
  FNMA Funding Note (2)                  84,750,764         7.3%           119,316,182        7.3%        March 2035
  CMO (3)                               150,528,576         7.4%           166,408,357        7.4%        Jan 2033
  CMO-Loan Originations (6)             386,752,951         6.5%           222,114,163        6.5%        Oct 2001 -
                                                                                                          May 2008
  Subordinated CMBS  (7)                117,831,435         7.7%           122,861,289        7.6%        Nov 2006 -
                                                                                                          Nov 2011

Variable-Rate Secured borrowings -                                                                        April 1998 -
  Subordinated CMBS (8)                 932,236,674         7.2%           802,562,377        6.8%        Sept 2000
Bank term loans (5)                       3,050,000         1.8%             3,000,238        3.9%        Dec 1998
Working capital line of credit           40,000,000         7.2%            21,918,727        7.3%        Dec 1998
Bridge Loan                              49,749,522         7.8%            19,765,489        7.7%        Feb 1999
Senior unsecured notes                  100,000,000         9.1%            99,902,312        9.1%        Dec 2002
                                     --------------
   Total                             $2,085,722,302
                                     --------------
                                     --------------

                                                       Year Ended December 31, 1997
                                                       ----------------------------
                                            Balance             Average           Average
Type of Debt                                At Year End         Balance          Eff. Rate
------------                                -----------       ---------          ---------
Securitized Mortgage
  obligations:
  FHLMC Funding Note (1)                 $235,773,439        $236,752,371           7.4%
  FNMA Funding Note (2)                   145,527,438         150,431,262           7.3%
  CMO (3)                                 178,062,444         187,986,472           7.4%
  CMO-Loan Originations (6)                        --                  --             --
  Subordinated CMBS  (7)                  137,061,676(4)      141,382,710           7.7%

Variable-Rate Secured borrowings -
  Subordinated CMBS (8)                   585,379,360         280,516,984           7.0%
Bank term loans (5)                         3,250,000           5,006,078           2.2%
Working capital line of credit             30,000,000           1,032,609           7.2%
Bridge Loan                                        --                  --             --
Senior unsecured notes                     99,877,695          10,869,565           9.1%
                                        -------------
   Total                               $1,414,932,052
                                        -------------
                                        -------------

(1) As of December 31, 1998 and December 31, 1997, the face amount of the note was $229,005,558 and $244,429,739, respectively, with unamortized discount of $8,183,178 and $8,656,300, respectively. During the year ended December 31, 1998 and 1997, discount amortization of $473,122 and $343,529, respectively, was recorded as interest expense.

(2) As of December 31, 1998 and December 31, 1997, the face amount of the note was $86,620,792 and $147,927,688, respectively, with unamortized discount of $1,870,028 and $2,400,250, respectively. During the year ended December 31, 1998 and 1997, discount amortization of $530,222 and $242,759, respectively, was recorded as interest expense.

(3) As of December 31, 1998 and December 31, 1997, the face amount of the note was $154,840,829 and $182,848,907, respectively, with unamortized discount of $4,312,253 and $4,786,463, respectively. During the year ended December 31, 1998 and 1997, discount amortization of $474,210 and $343,048, respectively, was recorded as interest expense.

(4) Balance represents face amount of notes, as the issuance did not include any bond discount.

(5) The effective interest rate as of December 31, 1998 and December 31, 1997 includes the impact of a rate reduction agreement which was in place from July 1995 through December 31, 1998, providing for a reduction in the rate on a portion of the loans based on balances maintained at the bank.

(6) As of December 31, 1998, the face amount of the debt was $392,752,908 with unamortized discount of $5,999,957. During the year ended December 31, 1998 discount amortization of $591,817 was recorded in interest expense.

(7) As of December 31, 1998, the face amount of the debt was $122,612,000 with an unamortized discount of $4,780,565. During the year ended December 31, 1998 discount, amortization of $156,823 was recorded in interest expense.

(8) On October 6, 1998, Morgan Stanley and Co. International Limited ("Morgan Stanley") advised CRIIMI MAE that it was exercising alleged ownership rights over certain classes of CMBS it held as collateral. Subsequent to year end, the Company agreed to cooperate on selling two classes of investment grade CMBS issued by CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (CBO-2 BBB Bonds) and to suspend litigation with Morgan Stanley with respect to these CMBS. CRIIMI MAE and Morgan Stanley also agreed to a standstill period, now extended through April 15, 1999, regarding seven classes of subordinated CMBS issued by Morgan Stanley Capital I Inc. Series 1998-WF2. On March 5, 1999, the CBO-2 BBB Bonds with $205.8 million face amount and a coupon rate of 7% were sold in a transaction accounted for as a financing by the Company rather than a sale. Of the $159.0 million of net sale proceeds, $141.2 million was used to repay borrowings under the agreement with Morgan Stanley and $17.8 million was paid to CRIIMI MAE.

(9) Stated maturities per respective loan agreements.

         The maturities of CRIIMI MAE's debt are as follows:


                  1999                              $1,198,355,141
                  2000                                  80,621,678
                  2001                                 106,419,680
                  2002                                  96,894,251
                  2003                                  88,325,311
                  Beyond                               515,106,241
                                                    --------------
                  Total (1)                         $2,085,722,302
                                                    --------------
                                                    --------------


(1) Payments of principal on the securitized mortgage obligations are required to the extent mortgage principal is received on the related collateral. The projected principal paydown on the securitized mortgage obligations is based upon the stated terms of the underlying mortgages.

COLLATERIZED BOND OBLIGATIONS - CMBS

         In May 1998, CRIIMI MAE, through its wholly-owned subsidiary CRIIMI MAE CMBS Corp., issued an aggregate of $468 million of longer-term, fixed-rate investment grade debt securities to reduce an equivalent amount of short-term, variable rate secured borrowings used to initially fund CMBS acquisitions.
The transaction was structured with a total of $468 million in investment grade securities of which $345 million were non-callable securities and $123 million were callable securities.

         FAS 125 provides guidance as to whether a transfer of financial assets, such as in a securitization, will qualify for sales treatment or secured borrowing treatment. This distinction is made by concluding as to whether a transferor relinquishes control over the transferred assets. If the transferor is considered to no longer control the assets, the securities receive sales treatment which calls for the de-recognition of all assets surrendered and liabilities settled, the recognition of all assets received and liabilities incurred and the recognition of a gain or loss through earnings. If the transferor maintains control over the transferred assets, the assets remain on the balance sheet and a corresponding amount of debt is recognized for all securities not held by the transferor. The determination of control is made on a security by security basis.

         As a result of this transaction, control as of December 31, 1998 was retained over $123 million of the securities because CRIIMI MAE has the right to call the securities. The $345 million of non-callable investment grade securities were treated as a sale, the corresponding assets and debt were de-recognized from the balance sheet and a gain of $28.8 million was recognized through earnings. The $123 million of callable investment grade securities and the corresponding amount of debt are recorded on the balance sheet.

COLLATERALIZED MORTGAGE OBLIGATIONS - INSURED MORTGAGE SECURITIES

         During late 1995, CRIIMI MAE, through three wholly owned financing subsidiaries, issued approximately $664 million (face amount) of long-term, fixed-rate debt in order to refinance short-term, variable-rate debt. Changes in interest rates will have no impact on the cost of funds or the collateral requirements on this debt. Proceeds from the issuance of this long-term debt, net of original issue discount, were originally applied as follows: approximately $557 million was used to pay down short-term, variable-rate debt facilities, approximately $8 million was used to pay transaction costs and approximately $80 million was used to purchase Subordinated CMBS.

         The refinancings were completed through three separate transactions. GNMA Mortgage-Backed Securities with a fair value of approximately $233 million as of December 31, 1998, are pledged as security for a funding note payable to Freddie Mac (the FHLMC Funding Note). The Collateralized Mortgage Obligations
(CMOs) are collateralized by FHA-Insured Loans and GNMA Mortgage-Backed Securities with a fair value of approximately $161 million as of December 31, 1998. GNMA Mortgage-Backed Securities with a fair value of approximately $89 million as of December 31, 1998, are pledged as security for a funding note payable to the Federal National Mortgage Association (the FNMA Funding Note).

         Each of the above-mentioned transactions has been accounted for as a financing in accordance with FASB Technical Bulletin 85-2. The discount on the CMOs and the Funding Notes is being amortized on a level yield basis. Transaction costs were capitalized and are included in deferred costs on the accompanying balance sheet as of December 31, 1998 and 1997.

COLLATERALIZED MORTGAGE OBLIGATIONS - ORIGINATED LOANS

         In the June 1998 CMO-IV transaction, through the securitization of $496 million of originated or acquired commercial mortgage loans, CRIIMI MAE sold $397 million face amount of fixed-rate investment grade debt securities. CRIIMI MAE retained call options on all of the securities such that control was not relinquished. Therefore, the mortgage loans remain on CRIIMI MAE's balance sheet as assets for accounting purposes along with these collateralized mortgage obligations for all securities sold by CRIIMI MAE.

         The securities were issued at a discount of approximately $6.6 million. Such discount, as well as approximately $6.7 million of deferred costs and securitization transaction costs are amortized on a level yield basis over the expected life of the related security. The securities not sold to third parties were partially financed with secured borrowings. The lending agreements are secured by certain of the CMO-IV securities with an aggregate fair value of approximately $92.9 million as of December 31, 1998.

         The Company intended to sell certain of the CMO-IV securities that were not initially sold to third parties ("CMO-IV BBB Bonds"). In anticipation of this sale, the Company entered into a transaction to hedge the value of those securities in June 1998. As a result, CRIIMI MAE borrowed and then sold a 10-year Treasury Note in the amount of $44 million. Economically, CRIIMI MAE would gain on this transaction if the price of the 10-year Treasury Note declines (i.e. the yield on the 10-year Treasury Note increases). CRIIMI MAE would lose on this transaction if the price of the 10-year Treasury Note increases (i.e. the yield on the 10-year Treasury Note decreases). The transaction was expected to offset the change in value of the securities. However, this transaction did not qualify for hedge accounting because (1) it involved the purchase and sale of a cash instrument and (2) it had not been effective in offsetting changes in the value of the hedged security. Therefore it was required to be recorded at market ("marked to market") with unrealized gains or losses reflected in the Company's income statement. The Company was informed by Citibank that the position was closed on October 8, 1998. Because Treasury prices increased from the initial transaction date, the Company's liability was approximately $4.5 million in excess of the initial sales proceeds received from the transaction as of October 8, 1998. Therefore, the Company recognized a $4.5 million realized loss through earnings in 1998, of which, approximately $4.1 million of the loss was recognized as of September 30, 1998 with the remaining $400,000 loss recognized in the fourth quarter.

VARIABLE RATE SECURED BORROWINGS-CMBS

         As previously discussed, when CRIIMI MAE purchased Subordinated CMBS, it initially financed (generally through secured borrowings) a portion of the purchase price of the Subordinated CMBS. These secured borrowings were either provided by the issuer of the CMBS pool or through master secured borrowing agreements, as discussed below. As of December 31, 1998, the secured borrowings on Subordinated CMBS have stated maturity dates ranging from March 1999 to September 2000 and have interest rates that are generally based on the one-month London Interbank Offered Rate (LIBOR), plus a spread ranging from 0.5% to 1.5%.

         The secured borrowing agreements are secured by certain rated CMBS security tranches with an aggregate fair value of approximately $1.1 billion as of December 31, 1998 and $891 million as of December 31, 1997. CRIIMI MAE's short-term variable rate financing facilities require that the value of the collateral securing the facilities meet a minimum loan-to-value ratio. If the value of the collateral is perceived such that the minimum loan-to-value ratio is not met, then the lender may require the Company to post cash or additional collateral with sufficient value to cure the perceived value deficiency. At December 31, 1998, CRIIMI MAE had secured borrowing agreements with German American Capital Corporation, Lehman ALI, Inc. First Union National Bank of North Carolina, Morgan Stanley, Merrill Lynch and Citicorp Securities, Inc. ("Citicorp"). These secured borrowing agreements qualify as financings under FAS 125 because CRIIMI MAE is required to purchase the same securities collateralizing the borrowing before their maturity. Citicorp and Morgan Stanley have each taken the position that CMBS that were pledged to them by the Company were instead sold to them by the Company because the transactions between the parties were documented using Bond Market Association Master Repurchase Agreement forms. The Company disputes the positions of both Citicorp and Morgan Stanley and has filed two complaints contesting their claims of ownership. If, however, Citicorp and Morgan Stanley prevail, the portfolio value of the Company's owned securities would decrease by the amount of bonds that are deemed to have been sold to Citicorp or Morgan Stanley and the corresponding obligations would also decrease.
(See Note 18 ).

SENIOR UNSECURED NOTES

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

         The Indenture contains certain covenants which, among other things, restricted the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, or make distributions in respect of the

Company's or such subsidiaries' capital stock, make other restricted payments, enter into transactions with affiliates or related persons, or consolidate, merge or sell all or substantially all of their assets. These covenants were subject to exceptions and qualifications.

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

BANK TERM LOANS

         In connection with the Merger, CM Management assumed certain debt of certain mortgage businesses affiliated with C.R.I., Inc. in the principal amount of $9.1 million (the "Bank Term Loan"). The Bank Term Loan is secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and is guaranteed by CRIIMI MAE. The loan required quarterly principal payments of $650,000 and matured on December 31, 1998. The amount outstanding as of December 31, 1998 and December 31, 1997 was $1.3 million and $3.2 million, respectively. Interest on the loan is based on CRIIMI MAE's choice of one, two or three-month LIBOR, plus a spread of 1.25%.

         In addition, in connection with a Real Estate Owned Property, CRIIMI MAE has a loan secured by the Real Estate Owned Property and guaranteed by CRIIMI MAE. The loan requires monthly interest payments and a balloon principal payment at maturity. The loan was made January 22, 1998 and matures August 1, 1999. The amount outstanding as of December 31, 1998 was $1.75 million. Interest on the loan is based on LIBOR, plus a spread of 1.5%.

WORKING CAPITAL LINE OF CREDIT

         In late 1996, CRIIMI MAE entered into an unsecured working capital line of credit provided by two lenders with a termination date of December 31, 1998, which provides for up to $40 million in borrowings. Outstanding borrowings under this line of credit are based on interest at one-month LIBOR, plus a spread of 1.75%. As of December 31, 1998 and December 31, 1997, $40 million and $30 million, respectively, in borrowings were outstanding under this facility.

BRIDGE LOAN

         In August 1998, CRIIMI MAE entered into a bridge loan for $50 million provided by a lender. The total unpaid principal balance and accrued interest was due in February 1999. Outstanding borrowings under this facility based on interest at one-month LIBOR, plus a spread of 2.25%. As of December 31, 1998, approximately $50 million in borrowings was outstanding under this loan.

OTHER DEBT RELATED INFORMATION

         Changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 51% of CRIIMI MAE's consolidated debt as of December 31, 1998. Fluctuations in interest rates will continue to impact the value of that portion of CRIIMI MAE's mortgage assets which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the variable-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining variable-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any variable-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. Furthermore, CRIIMI MAE has interest rate risk to the extent that the LIBOR interest rate increases between the current rate, as of December 31, 1998, of 5.06% and the cap rate. However, CRIIMI MAE's investment policy requires that at least 75% of variable-rate debt be hedged. As of December 31, 1998, 79% of CRIIMI MAE's variable-rate debt is hedged.

         For the year ended December 31, 1998, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts and deferred financing fees of approximately $6.5 million, was approximately 7.37%. This does not include the write-off of costs and discounts related to liabilities subject to Chapter 11. As of December 31, 1998, CRIIMI MAE's debt-to-equity ratio was approximately 6.8 to 1.0 and CRIIMI MAE's non-match-funded debt-to-equity ratio was approximately 3.7 to 1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0, among other requirements.

10.      INTEREST RATE PROTECTION AGREEMENTS

         CRIIMI MAE has entered into interest rate protection agreements to partially limit the adverse effects of rising interest rates on its variable-rate borrowings. Interest rate caps ("caps"), as shown below, provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. All of the caps qualify for hedge accounting treatment. Therefore the related cost, as well as gains or losses on terminated positions, have been deferred as a component of the related debt. At December 31, 1998, CRIIMI MAE held caps with a notional amount of $810 million and the caps are used to hedge $810 million of the Company's variable rate debt.

Notional
Amount            Effective Date        Maturity Date (2)     Cap(2)     Index
-----------       ---------------       ----------------      -------    --------
$  35,000,000     February 2, 1994      February 2, 1999      6.1250%    1M LIBOR
  100,000,000     April 8, 1997         April 10, 2000        6.6875%    1M LIBOR
  100,000,000     September 22, 1997    September 22, 2000    6.6563%    1M LIBOR
  100,000,000     December 7, 1997      November 7, 2000      6.6563%    1M LIBOR
   50,000,000     December 23, 1997     December 23, 2000     6.9688%    1M LIBOR
  100,000,000     March 11, 1998        March 10, 2001        6.6875%    1M LIBOR
  100,000,000     March 31, 1998        March 31, 2001        6.6875%    1M LIBOR
  100,000,000     June 4, 1998          June 4, 2001          6.6563%    1M LIBOR
  100,000,000     June 26, 1998         June 26, 2001         6.6563%    1M LIBOR
   25,000,000     September 6, 1998     August 6, 2001        6.6523%    1M LIBOR
------------
$810,000,000 (1)
------------
------------

----------
(1) CRIIMI MAE's designated interest rate protection agreements hedge CRIIMI MAE's variable-rate borrowing costs.

(2) The weighted average strike price is approximately 6.6% and the weighted average remaining term for these interest rate cap agreements is approximately 2 years.

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


11.       COMMON STOCK

SHELF REGISTRATION STATEMENT

         The Company has on file with the Securities and Exchange Commission a Shelf Registration Statement on Form S-3 registering for sale of Debt Securities, Preferred Shares, Warrants, and Common Shares. CRIIMI MAE may, from time to time, offer in one or more series the securities in amounts, at prices and on terms set forth in supplements to the Registration Statement. As of December 31, 1998, a total amount of approximately $340 million remains available under the Shelf Registration Statement.

         CRIIMI MAE had common shares issued and outstanding as of December 31, 1998 and 1997 of 52,898,100 and 40,131,551, respectively. The following material transactions occurred during the year.

         In January 1998, CRIIMI MAE completed an offering of 2.389 million common shares at a price of $15 1/8 per share, resulting in net proceeds of approximately $34 million. These proceeds were used to paydown a working capital line, to purchase Subordinated CMBS and to fund a portion of the loan origination program.

         In March 1998, CRIIMI MAE completed an offering of 2.6 million common shares at an offering price of $15 5/16 per share, which resulted in net offering proceeds of approximately $38 million. Net proceeds of the offering were used to fund a portion of the loan origination program and to purchase Subordinated CMBS.

         In July 1998, the Company's Articles of Incorporation were amended at a special shareholders' meeting to increase the number of common shares authorized from 60 million shares to 120 million shares.

STOCK PURCHASE PLAN

         In December 1997, CRIIMI MAE registered with the Securities and Exchange Commission up to 3 million shares of CRIIMI MAE common stock ("Common Shares") in connection with a new Dividend Reinvestment and Stock Purchase Plan (the "Plan"). Subsequently, in May 1998, the shareholders approved the issuance of up to 4.7 million common shares in connection with the Plan. The Plan allows investors the opportunity to purchase additional CRIIMI MAE Common Shares through the reinvestment of CRIIMI MAE's dividends, optional cash payments and initial cash investments. Participants in the Plan and interested investors may:

- Invest by making optional cash payments at any time up to a maximum of $10,000 per month, regardless of whether the participants' dividends are being reinvested.

-  Make an initial cash investment up to a maximum of $10,000.

- Invest by making an initial cash investment in excess of $10,000 or optional cash payment in excess of $10,000 per month, subject to permission of the Company, regardless of whether the participants' dividends are being reinvested.

- Automatically reinvest cash dividends on all or a portion of their Common Shares.

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

     During the year ended December 31, 1998, 2,764,063 Common Shares were newly issued under the Dividend Reinvestment and Stock Purchase Plan resulting in net proceeds of $39 million. In October 1998, due to the filing under Chapter 11, the Company suspended the initial cash investment and optional cash payment portion of the Plan until further notice.

DIVIDENDS

     The Company paid the following common share dividends:

                          1998                     1997               1996
                        Dividends                Dividends           Dividends
Quarter Ended           Per Share                Per Share           Per Share
-------------           ---------                ---------           ---------
March 31                $   0.37                 $    0.35           $   0.30
June 30                     0.40                      0.35               0.30
September 30                0.40                      0.35               0.30
December 31                   --(1)                   0.37               0.32
                        --------                 ---------            -------

                        $   1.17                 $    1.42            $  1.22
                        --------                 ---------            -------
                        --------                 ---------            -------



(1) During the pendency of the bankruptcy proceedings, the Company is prohibited from paying dividends without first obtaining Bankruptcy Court approval. (See
Note 1-Effect of Chapter 11 Filing on REIT Status and other Tax Matters).

TREASURY SHARES

     In March 1998, approximately 540,000 treasury shares were retired.


12.       PREFERRED STOCK

     Additionally, CRIIMI MAE's charter authorizes the issuance of up to 25,000,000 shares of preferred stock, of which 150,000 shares have been designated as Series A Cumulative Convertible Preferred Shares, 3,000,000 shares have been designated as Series B Cumulative Convertible Preferred Shares, 300,000 shares have been designated as Series C Cumulative Convertible Preferred Shares and 300,000 shares have been designated as Series D Cumulative Convertible Preferred Shares as of December 31, 1998.

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

     In July 1996, CRIIMI MAE completed a public offering of 75,000 shares of Series A Cumulative Convertible Preferred stock, with a par value of $0.01 per share (the "Series A Preferred Shares"), at an aggregate offering price of $7,500,000. The Series A Preferred Shares paid a dividend based on a fixed premium over three-month LIBOR and, subject to the terms of CRIIMI MAE's Articles of Incorporation, as amended and supplemented, are (i) convertible at the option of the holders, (ii) subject to mandatory conversion by CRIIMI MAE and (iii) subject to redemption by CRIIMI MAE. The number of common shares deliverable upon conversion of a Series A Preferred Share is equal to a fraction
(i) the numerator of which is 100 and (ii) the denominator of which is 94% of the average of the closing trade prices reported on the New York Stock Exchange of CRIIMI MAE's common shares for the 21 days prior to the date notice of conversion is received. The liquidation preference and the redemption price on the Series A Preferred Shares equals $100 per share, together with accrued but unpaid dividends. The Series A Preferred Shares were purchased by a single European institutional investor. CRIIMI MAE also acquired a put option to sell up to an additional 75,000 Series A Preferred Shares, at a price of $100 per share, to such investor at any time prior to July 1, 1997.

     In late 1996, the holder of the Series A Preferred Shares elected to exercise its right to convert the initial 75,000 Series A Preferred Shares into 744,512 shares of common stock. In December 1996, CRIIMI MAE exercised its put option to sell an additional 75,000 Series A Preferred shares to such investor at an aggregate offering price of $7,500,000. On January 15, 1997, the holder of the Series A Preferred Shares elected to exercise its right to convert 25,000 Series A Preferred Shares into 208,011 shares of common stock. On February 3, 1997, the holder converted an additional 25,000 Series A Preferred Shares into 190,212 shares of common stock. On March 16, 1997, the holder of the Series A Preferred Shares converted the remaining 25,000 Series A Preferred shares into 190,212 shares of common stock. Accordingly, as of December 31, 1998 and 1997 there were no Series A Preferred shares outstanding. Dividends paid and accrued on Series A Preferred shares totaled $0 and $50,848 for the years ended December 31, 1998 and 1997, respectively.

SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

     In August 1996, CRIIMI MAE completed a public offering of 2,415,000 shares of Series B Cumulative Convertible Preferred Shares , with a par value of $0.01 per share (the "Series B Preferred Shares"), at an aggregate offering price of $60,375,000. The Series B Preferred Shares pay a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $0.30, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 2.2844 times one plus a conversion premium of 3%, subject to adjustment upon the occurrence of certain events. The Series B Preferred Shares are (i) convertible at the option of the holders and (ii) subject to redemption at CRIIMI MAE's sole discretion after the tenth anniversary of issuance. Each Series B Preferred Share is convertible into 2.2844 shares of common stock, subject to adjustment upon the occurrence of certain events. The liquidation preference and the redemption price on the Series B Preferred Shares equals $25 per share, together with accrued but unpaid dividends. As of December 31, 1997, 1,679,376 Series B Preferred Shares were outstanding. During the year ended December 31, 1998, 85,394 Series B Preferred Shares were converted into 195,072 shares of common shares, resulting in 1,593,982 Series B Preferred Shares outstanding as of December 31, 1998. Dividends paid and accrued on Series B Preferred Shares totaled $5,428,766 (of which, $1,083,908 was accrued, but not paid to date as a result of the Chapter 11 filing) and $6,152,143 for the years ended December 31, 1998 and 1997, respectively.

SERIES C CUMULATIVE CONVERTIBLE PREFERRED STOCK

     In March 1997, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company has the right to sell, and such investor is obligated to purchase, up to 300,000 shares of Series C Cumulative Convertible Preferred Stock, par value $.01 per share, through June 1998 at a price of $100 per share. The Series C Cumulative Convertible Preferred stock pays a dividend at an annual rate equal to the sum of (i) 75 basis points plus
(ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such quarterly dividend payment. The preferred stock will be convertible into shares of common stock at the option of the holders and is subject to redemption by CRIIMI MAE. Each Series C Preferred Share is convertible into common shares based on the following formula: the numerator is $100 and the denominator is a closing trade price within the conversion period on the average of the closing trade price or the applicable twenty-one day period immediately preceding the date of delivery, whichever is mutually acceptable. The liquidation preference and redemption price on the Series C Preferred Shares equals $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon. On September 23, 1997, 150,000 shares were issued under this agreement, resulting in net proceeds of approximately $15 million. On February 23, 1998, 150,000 Series C Preferred Shares were issued under this agreement, resulting in net proceeds of approximately $15 million. These proceeds were used to fund purchases of Subordinated CMBS (as discussed in Note 5). As of December 31, 1997, 150,000 Series C Preferred Shares were outstanding. During the year ended December 31, 1998, 177,000 Series C Preferred Shares were converted into 4,751,341 common shares of which 4,046,154 common shares were converted in the fourth quarter, resulting in 123,000 Series C Preferred Shares outstanding at December 31, 1998. Dividends paid and accrued on Series C Preferred Shares totaled $1,305,082 (of which $259,139 was accrued, but not paid to date as a result of the Chapter 11 filing) and $269,531 for the year ended December 31, 1998 and 1997, respectively.

SERIES D CUMULATIVE CONVERTIBLE PREFERRED STOCK

     In July 1998, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company had the right to sell, and such investor was obligated to purchase, up to 300,000 shares of Cumulative Convertible Preferred Stock par value $.01 per share at price of $100 per share. The Series D Cumulative Convertible Preferred Stock pays a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such quarterly dividend payment. The preferred stock will be convertible into shares of common stock at the option of the holders and is subject to redemption by CRIIMI MAE. Each Series D Preferred Share is convertible into common shares based on the following formula: the numerator is $100 and the denominator is a closing trade price within the conversion period on the average of the closing trade price or the applicable twenty-one day period immediately preceding the date of delivery, whichever is mutually acceptable. The liquidation preference and redemption price on the Series D Preferred Shares equals $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon. On July 31, 1998, 100,000 Series D Preferred Shares were issued under this agreement, resulting in net proceeds of approximately $10 million. There were no shares converted to common shares during the year, resulting in 100,000 shares outstanding at December 31, 1998. Dividends paid and accrued on Series D Preferred Shares totaled $264,011 (of which, $154,931 was accrued, but not paid to date as a result of the Chapter 11 filing) for the year ended December 31, 1998.

13.       EARNINGS PER SHARE

     The following table reconciles basic and diluted earnings per share under FAS 128 for the years ended December 31, 1998, 1997 and 1996.

                 For the year ended 1998                 For the year ended 1997                 For the year ended 1996
                 -----------------------                 -----------------------                 -----------------------
                                            Income                                   Income                                Income
                                            Per Share                                Per Share                             Per Share
                 Income       Shares        Amount       Income        Shares        Amount      Income       Shares       Amount
                 ------       ------        ------       ------        ------        ------      ------       ------       ------
Net Income
Available to
Common
Shareholders     $35,370,734  47,280,371    $  0.75      $47,715,076   36,993,130    $  1.29     $31,713,406  30,665,052   $  1.03

Effect of
Dilutive
Securities

Net effect of
assumed
exercise of
stock options             --     302,390                          --    1,024,400                         --     188,459


Convertible
Preferred
Stock (1)
Diluted EPS          264,011     622,748                     320,379      334,110                    128,546     155,132
                     -------     -------                     -------      -------                    -------     -------

Income
available to
Common
Shareholders
and assumed
conversions      $35,634,745  48,205,509    $  0.74      $48,035,455   38,351,640     $  1.25    $31,841,952  31,008,643   $  1.03
                 -----------  ----------    -------      -----------   ----------     -------    -----------  ----------   -------
                 -----------  ----------    -------      -----------   ----------     -------    -----------  ----------   -------


---------------------------
(1) 1,593,982, 1,679,376 and 2,415,000 shares of Series B Preferred Shares were outstanding at the end of 1998, 1997 and 1996, respectively; 123,000 shares of Series C and 100,000 shares of Series D were outstanding at December 31, 1998. The common stock equivalents for these shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.

14.       STOCK BASED COMPENSATION PLANS

     CRIIMI MAE has two stock option plans, the Stock Option Plan for Key Employees ("Key Employee Plan") and the 1996 Non-Employee Director Stock Plan ("Director Plan"). In addition, as discussed in Note 16, CRIIMI MAE has granted to each of Messrs. Dockser and Willoughby options to purchase common stock under separate stock option agreements (the "Agreements") resulting from the Merger. CRIIMI MAE accounts for these Agreements and Plans under APB Opinion No. 25, under which no compensation cost has been recognized. The value of option shares granted as part of the Merger was capitalized as a component to goodwill. Accordingly, the pro forma information below excludes option shares granted at the time of the Merger. During 1996, FASB Statement No. 123 became effective. This Statement requires pro forma disclosure of the impact on net income and earnings per share as if the options were recorded at their estimated fair value at the issuance date and amortized over the options' vesting period. Had compensation cost for these Plans been determined consistent with FASB Statement No. 123, CRIIMI MAE's net income and earnings per share would have been recorded at the following pro forma amounts:

                                                          1998                   1997                1996
                                                       ----------            ----------           ----------
Net Income
available to                As Reported                $35,370,734           $47,715,076          $31,713,406
common shareholders         Pro Forma                   34,739,667            47,553,237           31,695,973

Basic EPS:                  As Reported                $      0.75           $      1.29           $      1.03
                            Pro Forma                         0.73                  1.29                  1.03
Diluted EPS:                As Reported                       0.74                  1.25                  1.03
                            Pro Forma                         0.73                  1.25                  1.03

     CRIIMI MAE may grant options for up to 2,000,000 common shares under the Key Employee Plan. CRIIMI MAE has granted options on 1,657,500 shares through December 31, 1998. Under the Key Employee Plan, options granted prior to July 28, 1995, have an option price of $9.77, and options granted after July 28, 1995, must have an option price of not less than fair market value of a share of common stock on the date of grant. Options vest in equal installments on either the first three or four anniversaries of the date of grant and expire after eight years.

     CRIIMI MAE may grant options for up to 500,000 common shares under the Director Plan. CRIIMI MAE has granted options on 6,000 common shares through December 31, 1998. Under the Director Plan, the option exercise price is equal to the market price of a share of common stock on the date of grant, the options vest immediately, and the options expire after ten years.

     Under the Agreements, each of the Principals received from CRIIMI MAE options to purchase 1,000,000 common shares at an exercise price equal to $1.50 per share more than the aggregate average of the high and low sales prices of common shares on the New York Stock Exchange during the 10 trading days preceding the Closing Date, which average sales price was calculated at $8.27 per share the (Trading Price) and 400,000 common shares at an exercise price equal to $4.00 per share more than the Trading Price. These options vest in equal installments on the first five anniversaries of the Closing Date. The Principals also received options to purchase 100,000 common shares exercisable at $5.00 more than the Trading Price that vest on the fifth anniversary of the Closing Date. The options expire on the eighth anniversary of the Closing Date.

     A summary of the status of CRIIMI MAE's three stock option plans, and shares granted at the time of the Merger, at December 31, 1998, 1997 and 1996, and changes during the years then ended is presented in the table below:

                                     1998                               1997                         1996
                           -------------------------         ----------------------------     --------------------
                                           Wtd Avg                              Wtd Avg                   Wtd Avg
                              Shares       Ex Price             Shares          Ex Price        Shares    Ex Price
                           --------        ---------         -----------      -----------     -------     -------
Outstanding at
  beginning of year       3,487,676          $  11.40          3,091,500          $ 10.62     3,230,000   $  10.54
    Granted                 776,000             15.75            514,500            15.58       133,000      10.88
    Exercised               (69,699)             9.94            (73,741)            9.79      (230,668)      9.77
    Forfeited              (104,331)            15.29            (44,583)           13.44      (40,832)      10.04
    Expired                      --               --                  --             --            --           --
                           ---------          --------          ---------         -------     ---------    -------
Outstanding at end
  of year                  4,089,646          $  12.15          3,487,676         $ 11.34     3,091,500    $ 10.62
                           ---------          --------          ---------         -------     ---------    -------
                           ---------          --------          ---------         -------     ---------    -------

Exercisable at end
  of year                  1,752,982          $  10.85          1,073,059         $ 10.93       447,999    $ 10.89
                           ---------          --------          ---------         -------     ---------    -------
                           ---------          --------          ---------         -------     ---------    -------
Weighted average fair
  value of options granted
  during the year                             $   1.33                            $  1.55                  $   .81
                                              --------                            -------                  -------
                                              --------                            -------                  -------

     The 4,089,646 options outstanding at December 31, 1998 have exercise prices between $9.77 and $15.9375, with a weighted average exercise price of $12.15 and a weighted average remaining contractual life of 3.9 years.

     The fair value of the 1998, 1997 and 1996 option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rate of 4.95%, 6.10% and 6.16%; expected life of 8.00, 2.60 and 2.05 years; expected volatility of 26.6%, 25.2% and 22.5%; dividend yield of approximately 9.4%, 9% and 9%.

15.       EMPLOYEE RETENTION PLAN

     On December 18, 1998, the Company obtained Bankruptcy Court approval to adopt and implement an employee retention program ("the Employee Retention Plan") with respect to all employees of the Company other than certain key executives. On February 28, 1999 the Company received Bankruptcy Court approval authorizing it to extend the Employee Retention Plan to the key executives initially excluded, including modifying existing employment agreements and entering into new employment agreements with such key executives. The Employee Retention Plan provides for retention payments aggregating approximately $4.6 million, including payments to certain executives. Retention payments are payable semiannually over a two-year period. The first retention payment vested on April 5, 1999 and will be paid on April 15, 1999. The entire unpaid portion of the retention payments will become immediately due and payable (i) upon the effective date of a plan reorganization and, with respect to certain key executives, court approval or
(ii) upon termination without cause. William B. Dockser, Chairman of the Board of the Company, and H. William Willoughby, President, are not currently entitled to receive any retention payments. Subject to the terms of their respective employment agreements, certain key executives will be entitled to severance benefits if they resign or their employment is terminated following a change of control. The other employees will be entitled to severance benefits if they are terminated subsequent to a change of control of the Company, but only, with the exception of certain key executives, if such change of control results in the successful emergence of the Company and CM Management from Chapter 11. In addition, all options granted by the Company after October 5, 1998 shall immediately become exercisable upon a change of control.

16.       MERGER OF CRI MORTGAGE BUSINESSES

     On June 30, 1995, CRIIMI MAE consummated the Merger in order to become self-administered and self-managed. Certain mortgage businesses affiliated with C.R.I., Inc. ("the CRI Mortgage Businesses") were affiliated because they were primarily owned by the Chairman and the President of CRIIMI MAE (the "Principals"). The CRI Mortgage Businesses performed mortgage advisory, origination, underwriting, investment and related activities to CRIIMI MAE and other entities. The Merger was approved by a majority of CRIIMI MAE's shareholders and all of the Company's independent directors. In reaching the decision to merge, the independent advisor obtained a fairness opinion from Duff & Phelps and financial advisory assistance from Merrill Lynch.

     The consideration paid by CRIIMI MAE (measured on the Closing Date of June 30, 1995) for the CRI Mortgage Businesses was approximately $32.9 million. Additionally, CRIIMI MAE incurred costs of approximately $3.3 million to execute the Merger. As part of the consideration paid in the Merger, CRIIMI MAE issued, on the Closing Date, 1,325,419 shares of common stock ("Common Shares"), which vested immediately, to each of the Principals. On the Closing Date, CRIIMI MAE issued, for services rendered in connection with the Merger, to certain executive officers (collectively, the "Executive Officers") a total of 110,452 common shares. The common shares issued to the Executive Officers vested in three equal installments on the first three anniversaries of the Closing Date. As a result of these transactions, the Principals and Executive Officers held approximately 10% of the 30,407,024 common shares issued and outstanding as of December 31, 1995. Pursuant to the Merger Agreement, CM Management became liable for certain debt of the CRI Mortgage Businesses in the principal amount of $9.1 million, as discussed in Note 9.

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

                                                                                Amortization
                                                                                   Period
                                                              Amount               (Years)
                                                              ----------        ----------
AIM subadvisory contracts and certain
  mortgage servicing contracts (1)                            $  7,409,000             10
Mortgage servicing assets (2)                                 $    881,000             10
Terminated contract and workforce (3)                         $ 23,900,000             10
Goodwill (4)                                                  $  4,079,839             10

(1) The fair value of the AIM subadvisory contracts and of certain mortgage servicing contracts was determined based on the projected discounted cash flows over the estimated life of the assets. These assets have been contributed to Services Inc. and CMSLP as follows:

Services Inc.: CRIIMI MAE made an investment in Services Inc., which is represented by 100% of the non-voting common stock. Services Inc. issued installment notes to purchase certain intangible assets. Services Inc. contributed those intangible assets to the CMSLP for an initial 92% limited partnership interest. These intangible assets consisted of the AIM subadvisory contracts and certain other mortgage servicing contracts valued at $6,871,000.

CMSLP: CRIIMI MAE also made an investment in CMSLP by contributing certain mortgage servicing contracts valued at $538,000 for an initial 8% general partnership interest.

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

17.       TRANSACTIONS WITH RELATED PARTIES

     Below is a summary of the related party transactions which occurred during the years ended December 31, 1998, 1997 and 1996. These items are described further in the text which follows:

                                                                  For  the years ended December 31,
                                                                1998            1997              1996
                                                              ---------         -------          --------
Amounts received or accrued from related parties:
CRIIMI Inc.
  Income(3)                                                $  1,340,730    $  1,624,666      $  1,836,288
  Return of Capital(9)                                        3,774,817       2,643,029         2,292,804
                                                           ------------    ------------      ------------
    Total                                                  $  5,115,547    $  4,267,695      $  4,129,092
                                                           ------------    ------------      ------------
                                                           ------------    ------------      ------------
CRI/AIM Investment Limited Partnership(3)                  $    552,121    $    666,921      $    765,050
                                                           ------------    ------------      ------------
                                                           ------------    ------------      ------------
CRIIMI MAE Services Limited Partnership (11)               $  3,114,000    $         --      $         --
                                                           ------------    ------------      ------------
                                                           ------------    ------------      ------------
Expense reimbursements to CRIIMI Management:
  AIM Funds and CRI Liquidating (2)(7)                     $    211,793    $    350,239      $    363,669
  CMSLP (2)(9)                                                   76,621          12,616         1,944,974
                                                           ------------    ------------      ------------
    Total                                                  $    288,414    $    362,855      $  2,308,643
                                                           ------------    ------------      ------------
                                                           ------------    ------------      ------------
Payments to CRI:
  Expense reimbursement - CRIIMI MAE(2)(6)                 $    352,471    $    399,162      $    674,674
                                                           ------------    ------------      ------------
                                                           ------------    ------------      ------------
Payments to the Adviser:
  Annual fee - CRI Liquidating(1)(5)                       $         --    $     11,468      $    382,050
  Incentive fee - CRI Liquidating(5)(4)                              --              --           568,638
                                                           ------------    ------------      ------------
    Total                                                  $         --    $     11,468      $    950,688
                                                           ------------    ------------      ------------
                                                           ------------    ------------      ------------
  Capital Hotel Group(8)                                   $      4,691    $     36,180      $         --
                                                           ------------    ------------      ------------
                                                           ------------    ------------      ------------
Other(10)                                                  $         --    $        --       $         --
                                                           ------------    ------------      ------------
                                                           ------------    ------------      ------------

-------------------
(1) Included in the accompanying consolidated statements of income as fees to related party.

(2) Included in general and administrative expenses on the accompanying consolidated statements of income.

(3) Included as equity in earnings from investments on the accompanying consolidated statements of income.

(4) Netted with gains on mortgage dispositions on the accompanying consolidated statements of income.

(5) The Adviser under the CRI Liquidating Advisory Agreement received an annual fee for managing CRI Liquidating's portfolio of mortgages and the Adviser was also entitled to certain incentive fees in connection with the disposition of certain mortgage investments. Due to the final liquidation of CRI Liquidating in 1997, no annual fees were paid for 1998.

(6) Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to C.R.I., Inc. as reimbursement for expenses incurred by the Adviser on behalf of CRIIMI MAE. In connection with the Merger, on June 30, 1995, CRIIMI MAE was no longer required to reimburse the Adviser, as these expenses are now directly incurred by CRIIMI MAE. However, pursuant to an agreement between CRIIMI MAE and C.R.I., Inc. (the "CRI Administrative Services Agreement"), C.R.I., Inc. provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI MAE's business. CRIIMI MAE uses the services provided under the C.R.I., Inc. Administrative Services Agreement to the extent such services are not performed by CM Management or provided by another service provider. The CRI Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE.

(7) Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to C.R.I., Inc. as reimbursement for expenses incurred by the Adviser on behalf of CRI Liquidating and the AIM Funds. The transaction in which CRIIMI MAE became a self-administered REIT had no impact on CRI Liquidating's or the AIM Funds' financial statements except that the expense reimbursements previously paid to C.R.I., Inc. are, effective June 30, 1995, paid to CM Management. Additionally, effective June 30, 1995, CM Management is reimbursed for its employees' time and expenses incurred on behalf of CMSLP.

(8) Included as a reduction of net income earned from Real Estate Owned property which is included in other investment income on the accompanying consolidated statements of income.

(9) Included as a reduction of equity investments on the accompanying consolidated balance sheets.

(10) The Principals have certain management interests and equity investments in two borrowers whose mortgage loans have an aggregate balance of approximately $22 million which were included in CMO-IV. These two mortgage loans were originated and underwritten by Citicorp Real Estate, Inc. and were made to CRI Hotel Income Partners, L.P. (the "CRI Hotel Loan") and Arboretum Village, L.P. (the "Arboretum Village Loan"). The Principals are the Chairman and President, respectively, of, and holders of a 100% equity interest in C.R.I., Inc., which is the general partner of CRICO Hotel Associates I, L.P., the general partner of CRI Hotel Income Partners, L.P. C.R.I., Inc. is also the managing general partner of Capital Realty Investors III Limited Partnership which is a limited partner in Arboretum Villages, L.P. The Principals are also the Chairman and President, respectively and holders of a 100% equity interest in C.R.H.C. Incorporated which is the general partner of Arboretum Villages, L.P.

(11) This is a distribution included on the balance sheet as a decrease in equity investments.

18.       LITIGATION

BANKRUPTCY PROCEEDINGS

     On the Petition Date, the Debtors each filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. These cases are being jointly administered for procedural purposes. None of the cases has been substantively consolidated. Under the Bankruptcy Code, the Debtors are authorized to manage their respective affairs and operate their businesses as debtors-in-possession while they attempt to develop a reorganization plan that will restructure their financial affairs and allow them to emerge from bankruptcy. As a debtor-in-possession under the Bankruptcy Code, no Debtor may engage in any transaction outside the ordinary course of business without the approval of the Bankruptcy Court. The following discussion describes certain aspects of the Chapter 11 cases of the Debtors (the "Chapter 11 Cases"), but it is not intended to be a complete summary.

     Pursuant to the Bankruptcy Code, the commencement of the Chapter 11 Cases created an automatic stay, applicable generally to creditors and other parties in interest, but subject to certain limited exceptions, of: (i) the commencement or continuation of judicial, administrative or other actions or proceedings against the Debtors that were or could have been commenced prior to the commencement of the Chapter 11 Cases; (ii) the enforcement against the Debtors or their property of any judgments obtained prior to the commencement of the Chapter 11 Cases; (iii) the taking of any action to obtain possession of property of the Debtors or to exercise control over such property; (iv) the creation, perfection or enforcement of any lien against the property of the bankruptcy estates of the Debtors; (v) any act to create, perfect or enforce against the property of the Debtors any lien that secures a claim that arose prior to the commencement of the Chapter 11 Cases; (vi) the taking of any action to collect, assess or recover claims against the Debtors that arose before the commencement of the Chapter 11 Cases; (vii) the set-off of any debt owing to the Debtors that arose prior to the commencement of the Chapter 11 Cases against any claim against the Debtors; or (viii) the commencement or continuation of a proceeding before the United States Tax Court concerning the Debtors. Any entity may apply to the Bankruptcy Court, upon appropriate showing of cause, for relief from the automatic stay.

     As noted above, the Debtors are authorized to manage their respective properties and operate their respective businesses pursuant to the Bankruptcy Code. During the course of the Chapter 11 Cases, the Debtors will be subject to the jurisdiction and supervision of the Bankruptcy Court. The United States Trustee has appointed (i) an official committee of Unsecured Creditors in the CRIIMI MAE Chapter 11 case, (ii) an official committee of Unsecured Creditors in the Management Chapter 11 case and (iii) an official committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case (collectively, the "Committees"). The Committees are expected to participate in the formulation of the plans of reorganization for the respective Debtors. The Debtors are required to pay certain expenses of the Committees, including professional fees, to the extent allowed by the Bankruptcy Court.

     Under the Bankruptcy Code, for 120 days following the Petition Date, only the debtor-in-possession has the right to propose and file a plan of reorganization with the Bankruptcy Court. If a debtor-in-possession files a plan of reorganization during this exclusivity period, no other party may file a plan of reorganization until 180 days following the Petition Date, during which period the debtor-in-possession has the exclusive right to solicit acceptances of the plan. If a debtor-in-possession fails to file a plan during the exclusivity period or such additional exclusivity period as may be ordered by the Bankruptcy Court or, after such plan has been filed, fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditors' committee, an equity security holders' committee, a creditor or an equity security holder may file a plan of reorganization for such debtor. Additionally, if the Bankruptcy Court were to appoint a trustee, the exclusivity period, if not previously terminated, would terminate.

     The Debtors did not file a plan of reorganization during the initial exclusivity period; however, the Bankruptcy Court has entered an order extending the Company's exclusive right to file a plan of reorganization through May 11, 1999. The Bankruptcy Court has set a hearing for May 11, 1999 with respect to a further extension of the exclusivity periods through August 2, 1999 for filing a plan of reorganization and through October 3, 1999 for soliciting acceptances thereof. A number of parties have indicated potential opposition to any such extension.

     After a plan of reorganization has been filed with the Bankruptcy Court, it will be sent, together with a disclosure statement approved by the Bankruptcy Court after notice and a hearing, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of any plan by impaired classes of creditors and equity security holders, the Bankruptcy Court, after notice and a hearing, will consider whether to confirm the plan. To confirm a plan, the Bankruptcy Court is required to find among other things: (i) with respect to each class of impaired creditors and equity security holders, that each holder of a claim or interest of such class either (A) will, pursuant to the plan, receive or retain property of a value as of the effective date of the plan, that is at least as much as such holder would have received in a liquidation on such date of the Debtors or
(B) has accepted the plan, (ii) with respect to each class of claims or equity security holders, that such class has accepted the plan or is not impaired under the plan, and (iii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the Debtors or any successor unless such liquidation or reorganization is proposed in the plan.

     If any impaired class of creditors or equity security holders does not accept a plan, the proponent of the plan may invoke the so-called "cramdown" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan, notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders, if certain requirements of the Bankruptcy Code are met. These requirements include: (i) the plan does not discriminate unfairly and (ii) the plan is fair and equitable, with respect to each class of claims or interests that is impaired under, and has not accepted, the plan. As used in the Bankruptcy Code, the phrases "discriminate" and "fair and equitable" have narrow and specific meanings and their use herein is qualified in its entirety by reference to the Bankruptcy Code.

BANKRUPTCY RELATED LITIGATION

     The following is a summary of material litigation matters between the Company and certain of its secured creditors that was commenced since the Petition Date. The Company has reached agreement with certain of these creditors, as set forth in greater specificity below.

     MERRILL LYNCH

     As of the Petition Date, the Company owed Merrill Lynch approximately $274.8 million with respect to advances to the Company under an assignment agreement pursuant to which the Company pledged Subordinated CMBS. Borrowings under this assignment agreement are secured by a first priority security interest in certain CMBS issued by CMO-IV, together with all proceeds, distributions and amounts realized therefrom (the "Distributions") (the CMBS pledged to Merrill Lynch and the Distributions are hereafter referred to collectively as the "Merrill Collateral").

     On October 16, 1998, Merrill Lynch filed a motion with the Bankruptcy Court for relief from the automatic stay or, in the alternative, for entry of an order directing the Company to provide adequate protection for its interest in the Merrill Collateral. On October 21, 1998, the Company filed a complaint against Merrill Lynch for turnover of Distributions remitted to Merrill Lynch on October 2, 1998 by LaSalle National Bank, as well as other relief.

     On December 4, 1998, the Bankruptcy Court approved a consent order entered into between the Company and Merrill Lynch. Among other things, pursuant to the consent order, the pending litigation with Merrill Lynch was dismissed without prejudice. The consent order also preserved the portfolio of CMBS pledged as collateral to Merrill Lynch and provided for the Company to receive distributions of 50 percent of the monthly cash flow from those CMBS net of interest payable to Merrill Lynch. The 50 percent of distributions received by Merrill Lynch is to be applied to reduce principal. Such arrangement will remain in effect until the earlier of a further order of the Bankruptcy Court affecting the arrangement or the effective date of a plan of reorganization of the Company.

     MORGAN STANLEY

     As of the Petition Date, the Company owed Morgan Stanley approximately $182.4 million with respect to advances to the Company under an agreement pursuant to which the Company pledged CMBS. The borrowings under this agreement are secured by certain CMBS, including (i) CRIIMI MAE Commercial Mortgage Trust, Series 1998-C1, Class B and C Certificates (collectively or any portion thereof, the "CBO-2 BBB Bonds") and (ii) Morgan Stanley Capital I Inc., Series 1998-W2, Class F, G, H, J, K, L and M Certificates (collectively or any portion thereof, the "Wells Fargo Bonds" and, together with the CBO-2 BBB Bonds, the "Morgan Collateral").

     On October 6, 1998, Morgan Stanley advised the Company that it was exercising alleged ownership rights over the Morgan Collateral. On October 20, 1998, the Company filed an adversary proceeding against Morgan Stanley alleging, among other things, that Morgan Stanley violated the automatic stay and seeking turnover of the Morgan Collateral.

     On January 12, 1999, the Company and Morgan Stanley agreed upon and filed with the Bankruptcy Court a stipulation and consent order, which was approved by the Bankruptcy Court and entered on January 26, 1999. The consent order provided, among other things, for the following: (i) an agreed sale procedure for the CBO-2 BBB Bonds during a specified sale period; (ii) the payment of a portion of the sale proceeds of the CBO-2 BBB Bonds to the Company; (iii) a standstill period relating to the Wells Fargo Bonds through March 31, 1999 unless otherwise extended by the Company and Morgan Stanley, during which time Morgan Stanley may not sell, pledge, encumber or otherwise transfer the Wells Fargo Bonds and (iv) the postponement of the litigation with Morgan Stanley while the parties seek a permanent resolution of their disputes. On March 5, 1999, the CBO-2 BBB Bonds were sold. Of the $159.0 million in net sale proceeds, $141.2 million was used to repay the Company's borrowings under the agreement with Morgan Stanley, and $17.8 million was paid to CRIIMI MAE. As a result of the transaction, CRIIMI MAE's litigation against Morgan Stanley has been resolved with respect to the CBO-2 BBB Bonds to the satisfaction of both parties. The Company and Morgan Stanley have agreed to extend the standstill period with respect to the Wells Fargo Bonds through April 15, 1999. At the end of this standstill period, Morgan Stanley has until April 25, 1999 to respond to the Company's complaint and resume litigation with respect to the Wells Fargo Bonds, unless the standstill period is further extended by the parties or an agreement between the parties is reached.

     CITICORP AND CITIBANK

     In addition to the Citibank Program pursuant to which the Company originated loans, as previously discussed, the Company also has a financing arrangement with Citicorp pursuant to which the Company pledged CMBS.

     On October 13, 1998, Citicorp demanded from Norwest Bank Minnesota, N.A. ("Norwest") the immediate transfer of certain CMBS (the "Retained Bonds") issued pursuant to CMO-IV. Norwest served as indenture trustee. The Retained Bonds are collateral for amounts advanced to the Company by Citicorp under the financing arrangement. As of the Petition Date, the Company owed Citicorp $79.1 million under the facility.

     On October 15, 1998, the Company filed an emergency motion to enforce the automatic stay against Norwest and Citicorp. Pursuant to an Order dated October 23, 1998, the Bankruptcy Court prohibited Citicorp from selling the Retained Bonds without further order of the Bankruptcy Court. On October 23, 1998, Citicorp requested an emergency hearing regarding the October 23 Order, and on November 2, 1998, the Company filed a complaint against Citicorp seeking, among other things, a declaratory judgment as to whether the automatic stay applies to actions taken by Citicorp with respect to the Retained Bonds.

     On March 11, 1999, the Company finalized agreements with Citicorp and Citibank, pursuant to which the parties agreed to adjourn the pending litigation for a four month period. One of the agreements also provides that Salomon Smith Barney, in cooperation with CRIIMI MAE, will sell two classes of investment grade CMBS from CMO-IV constituting a portion of the collateral securing advances under the Citicorp financing arrangements. In addition, Citibank, in cooperation with CRIIMI MAE, will sell commercial mortgages originated last year under the Citibank Program, provided that the sale results in CRIIMI MAE receiving minimum net proceeds of not less than $3.5 million, after satisfying certain amounts due to Citibank, from the amount held in the reserve account. The minimum net proceeds provision may be waived by agreement of the Company, the Unsecured Committee and the Equity Committee. The agreements with Citicorp and Citibank were approved by the Bankruptcy Court by stipulations and consent orders entered on April 5, 1999.

     A related interpleader action between Norwest, the Company and Citicorp, which was initiated on October 20, 1998 by Norwest to determine whether the Company or Citicorp is the rightful owner of funds that were to have been paid by Norwest, as indenture trustee, remains pending before the Bankruptcy Court. During the pendency of this matter, certain payments on the related bonds are held in an account controlled by the Bankruptcy Court. No trial date has been set for this matter.

ARRANGEMENTS WITH OTHER CREDITORS

     In addition to the foregoing, the Company has had discussions with other secured creditors against whom the Company was not engaged in litigation. One such creditor is German American Capital Corporation ("GACC"). On February 3, 1999, the Bankruptcy Court approved an Amended Consent Order between the Company and GACC that provides for the following: (a) acknowledgement that GACC has a valid perfected security interest in its collateral; (b) authority for GACC to hedge its loan, subject to a hedge cost cap; and (c) as adequate protection, sharing of cash collateral on a 50/50 basis, after payment of interest expense, with the percentage received by GACC to be applied to reduce principal and pay certain hedge costs, if any. In addition, the Company is prohibited from using GACC's cash collateral for certain purposes, including loan originations and Subordinated CMBS acquisitions.

     The Company has also had discussions with First Union National Bank ("First Union"). First Union, a creditor of both the Company and CM Management, is asserting substantial secured and unsecured claims. On or about March 23, 1999, First Union filed in each of the Company's and CM Management's Chapter 11 cases a motion for relief from the automatic stay pursuant to section 362(d) of the United States Bankruptcy Code. On or about March 26, 1999, First Union requested that the Court dismiss without prejudice both motions. The Company and First Union continue to have discussions aimed at resolving the open issues between the parties, including, but not limited to, the validity of First Union's liens, adequate protection of First Union's interests and an appropriate sharing of what First Union asserts is its cash collateral. There can, however, be no assurance that the Company and First Union will reach an agreement.

SHAREHOLDER LITIGATION

     The Company is aware that certain plaintiffs (collectively, the "Plaintiffs") filed 20 separate class action civil lawsuits (the "Complaints") in the United States District Court for the District of Maryland (the "District Court") against certain officers and directors of the Company between October 7, 1998 and November 30, 1998. Two additional complaints filed in other Federal Courts have been dismissed without prejudice. The Complaints name as defendants William B. Dockser, as Chairman of the Board of Directors of CRIIMI MAE, and H. William Willoughby as a member of the Board of Directors and/or an officer of CRIIMI MAE. In addition, a majority of the Complaints name Cynthia O. Azzara as a defendant as an officer of CRIIMI MAE. Several of the Complaints also name Garrett G. Carlson, Sr., G. Richard Dunnells and Robert J. Merrick as defendants as members of both the Board of Directors and the Audit Committee of CRIIMI MAE. Although CRIIMI MAE and CM Management have not been named as defendants, both companies are subject to indemnity obligations to the defendants under the provisions of their respective constituent documents and applicable state law and, with respect to Messrs. Dockser and Willoughby and Ms. Azzara, their employment contracts. CRIIMI MAE has directors and officers liability insurance policies that have a combined coverage limit of $20 million.

     Each Complaint alleges generally that the named defendants violated Section 10(b) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") by, among other things, making false statements of material facts and failing to disclose certain material facts concerning, among other things, CRIIMI MAE's ability to meet the earnings estimates of analysts and to meet collateral calls from lenders. The Complaints also generally allege that the named defendants violated Section 20(a) of the Exchange Act because each named defendant was allegedly a "controlling person" as that term is defined under
Section 20(a).

     The relief sought in each Complaint includes all or substantially all of the following: (i) certification of a class under Rule 23 of the Federal Rules of Civil Procedure; (ii) certification of the named plaintiff as a class representative and/or as lead plaintiff and its counsel as lead counsel and/or class counsel; (iii) entry of a finding that the defendants violated federal law, including federal securities laws; (iv) award of monetary damages, including compensatory and rescissionary damages against all defendants jointly and severally, including punitive damages where appropriate, and pre-judgment and post-judgment interest running from the date of the wrongs alleged to the date of judgment; (v) award to the plaintiff of costs, expenses and disbursements incurred in the action, including reasonable attorneys' fees and experts' fees; (vi) award to the plaintiff of extraordinary, equitable and/or injunctive relief as permitted by law, equity, and federal statutory provisions and state law remedies to attach, impound or otherwise restrict the defendants' assets; (vii) award to the plaintiff of such other relief as the District Court deems just and proper or as the District Court otherwise requires; and (viii) trial by jury.

     A group of putative members of the class of individuals who allegedly suffered damages, as described in the Complaints, filed a motion requesting the District Court to appoint a group of 13 individual Plaintiffs as lead plaintiffs under the Private Securities Litigation Reform Act of 1995 (the "Motion"). The Motion also requests the District Court, to approve, among other things, certain law firms as counsel to the lead plaintiffs and the consolidation of the twenty
(20) pending law suits into a single action. Defendants Dockser, Willoughby and Azzara have opposed the Motion to the extent that it seeks appointment of lead plaintiffs and approval of their selection of counsel. On March 9, 1999, the District Court ordered the consolidation of the Complaints. The District Court deferred a decision on the Motion, to the extent that it seeks the appointment of lead plaintiffs and approval of their selection of counsel, until a later date.

     CRIIMI MAE and the defendants are continuing to investigate the allegations in the Complaints. The defendants intend to defend vigorously the claims asserted in the Complaints. CRIIMI MAE cannot predict with any degree of certainty the ultimate outcome of such litigation.

EDGE PARTNERS SETTLEMENT

     In February 1996, Edge Partners, L.P. ("Edge Partners"), on behalf of CRIIMI MAE, filed a First Amended Class and Derivative Complaint (the "Derivative Complaint") in the United States District Court for the District of Maryland, Southern Division (the "District Court"). The Derivative Complaint named as defendants each of the individuals who served on the CRIIMI MAE board of directors at the time of the Merger and CRIIMI MAE as a nominal defendant. The Company was subject to indemnity obligations to the directors under provisions of its constituent documents. In addition, the Company had directors and officers liability insurance policies with a combined coverage limit of $5 million.

     Count I of the Derivative Complaint alleged violations of Section 14(a) of the Exchange Act for issuing a materially false and misleading proxy in connection with the Merger and alleged derivatively on behalf of CRIIMI MAE a breach of fiduciary duty owed to CRIIMI MAE and its shareholders. Edge Partners sought, among other relief, that unspecified damages be accounted to CRIIMI MAE, that the shareholder vote in connection with the Merger be null and void and that certain salaries and other remuneration paid to the directors be returned to the Company.

     On June 16, 1998, the District Court approved a settlement agreement (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Company agreed to make certain disclosures relating to alleged conflicts between two directors and the Company in connection with the Merger transaction and adopted a non-binding policy relating generally to the approval of certain interested transactions. Among other things, the non-binding policy adopted by the Company's board of directors imposes certain conditions on the board's approval of transactions between the Company and any director, officer or employee who owns greater than 1% of the outstanding common shares of the Company. Such conditions generally include: (1) approval by written resolution of any transaction involving an amount in excess of $5 million in any year adopted by a majority of the members of the board having no personal stake in the transaction; and (2) in the case of any such transaction in excess of $15 million in any year, consideration by the board as to the formation of a special committee of the board, to be comprised of at least two directors having no personal stake in such transaction.

19.       SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1998, 1997 and 1996:

                                                                             1998
                                                                         Quarter ended
                                               March 31           June 30     September 30       December 31
                                              ---------          --------      -----------       -----------
Income (principally
  interest income)                         $ 44,970,292      $ 52,140,944     $ 59,415,552       $57,676,980
Net income (loss)                            12,255,931        43,426,376       (8,651,379)      (11,660,194)
Net income (loss) per share-Basic                  0.29              0.92            (0.18)            (0.23)
Net income (loss) per share-Diluted                0.28              0.85            (0.18)            (0.23)

                                                                             1997
                                                                        Quarter ended
                                               March 31           June 30     September 30       December 31
                                              ---------          --------      -----------       -----------
Income (principally
  interest income)                         $ 31,159,707      $ 30,846,749     $ 34,247,402      $ 39,062,943
Net gain (loss) on mortgage
  dispositions                               17,138,949            95,000          (90,608)          200,141
Net income                                   19,099,541        10,412,185       11,417,024        13,258,868
Net income per share-Basic                         0.54              0.24             0.26              0.29
Net income per share-Diluted                       0.50              0.23             0.26              0.28

                                                                             1996
                                                                         Quarter ended
                                               March 31           June 30     September 30       December 31
                                              ---------          --------      -----------       -----------
Income (principally
  interest income)                         $ 24,935,937      $ 25,405,953     $ 25,348,183      $ 30,265,346
Net gain (loss) on mortgage
  dispositions                                9,420,191           (31,742)        (120,439)          333,350
Net income                                   11,543,125         6,391,525        6,513,152        10,792,055
Net income per share-Basic                         0.38              0.21             0.16              0.29
Net income per share-Diluted                       0.38              0.21             0.16              0.28

20.       SEGMENT REPORTING

     During 1997, FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographical areas and major customers.

     Management assesses Company performance and allocates capital principally on the basis of two lines of business: portfolio investment and mortgage servicing. These two lines of business are managed separately as they provide different sources and types of revenues for the Company.

     Portfolio investment primarily includes (i) acquiring non-investment grade subordinated securities backed by pools of mortgage loans on multifamily, retail and other commercial real estate and by pools of mortgage-backed securities, backed, in turn, by loans on such properties ("Subordinated CMBS"), (ii) originating and underwriting mortgage loans, (iii) securitizing pools of mortgage loans and pools of commercial mortgage-backed securities ("CMBS") and to a lesser degree, (iv) direct investments in government insured securities and entities that own government insured securities. The Company's income is primarily generated from these investments.

     Mortgage servicing, which consists of all the operations of CMSLP, includes performing servicing functions with respect to the Company's mortgage loans and the mortgage loans underlying the Company's Subordinated CMBS. CMSLP performs a variety of servicing including special, master, direct and loan management as well as advisory services. For these services, CMSLP earns a servicing fee which is calculated as a percentage of the principal amount of the servicing portfolio typically paid when the related service is rendered. These services may include either routine monthly services, non-monthly periodic services or event-triggered services. In acting as a servicer, CMSLP also earns interest income on the investment of escrows held on behalf of borrowers and other income which includes, among other things, assumption fees and modification fees. CMSLP is an unconsolidated affiliate of CRIIMI MAE. The results of its operations are reported in the Company's income statement in equity in earnings from investments.

     Revenues, expenses and assets are accounted for in accordance with the accounting policies set forth in Note 3, "Summary of Significant Accounting Policies". Overhead expenses, such as administrative expenses, are allocated either directly to each business line or through estimates based on factors such as number of personnel or square footage of office space.

     The following table details the Company's financial performance by these two lines of business for the years ended December 31, 1998, 1997 and 1996. The basis of accounting used in the table is GAAP.

                                                                              1998
                                                                             ------
                                                    Portfolio          Mortgage
                                                   Investment         Servicing    Elimination(1)     Consolidated
                                                   ----------         ---------      -----------        ----------
Interest Income - Subordinated CMBS            $  143,656,307       $        --      $       --     $  143,656,307
Interest Income-Insured Mortgage Securities        43,062,743                --               --        43,062,743
Interest Income-Originated Loans                   20,588,112                --               --        20,588,112
Interest Income-Other                                      --         4,058,108       (4,058,108)               --
Servicing Income                                           --         7,293,565       (7,293,565)               --
Gain on Sale of CMBS                               28,800,408                --               --        28,800,408
Gain on mortgage security dispositions              1,196,499                --               --         1,196,499
Other income                                        5,695,194         5,712,017       (4,510,605)        6,896,606
                                               --------------       -----------      -----------    --------------
         Total Revenue                            242,999,263        17,063,690      (15,862,278)      244,200,675
                                               --------------       -----------      -----------    --------------
General and Administrative                        (14,623,407)      (10,518,183)      10,518,183       (14,623,407)
Interest Expense                                 (136,268,431)         (451,938)         451,938      (136,268,431)
Realized loss on reverse repurchase obligation
   and unrealized loss on warehouse obligations   (34,881,350)               --               --       (34,881,350)
Other expenses                                    (16,058,894)       (4,112,365)       4,112,365       (16,058,894)
                                               --------------       -----------      -----------    --------------
         Total Expenses                          (201,832,082)      (15,082,486)      15,082,486      (201,832,082)
                                               --------------       -----------      -----------    --------------
Net Income                                         41,167,181         1,981,204         (779,792)       42,368,593
Preferred Dividends                                (6,997,859)               --               --        (6,997,859)
                                               --------------       -----------      -----------    --------------
Net Income Available to common
  Shareholders                                 $   34,169,322       $ 1,981,204      $  (779,792)   $   35,370,734
                                               --------------       -----------      -----------    --------------
Total Assets                                   $2,414,099,927       $25,954,448      $(2,136,422)   $2,437,917,953
                                               --------------       -----------      -----------    --------------
                                               --------------       -----------      -----------    --------------


(1) The Company performs the mortgage servicing function through CMSLP which is accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it is accounted for in the Company's consolidated financial statements.

                                                                                1997
                                                                               ------
                                                    Portfolio          Mortgage
                                                    Investment         Servicing    Elimination(1)    Consolidated
                                                    ----------         ---------    --------------    ------------
Interest Income - Subordinated CMBS            $   79,669,816       $        --      $        --    $   79,669,816
Interest Income - Insured Mortgage securities      49,425,401                                 --        49,425,401
Interest Income - Other                                    --           744,039         (744,039)               --
Servicing Income                                           --         3,981,960       (3,981,960)               --
Gain on mortgage security dispositions             17,343,481                --               --        17,343,481
Other Income                                        4,420,695         2,456,335         (655,446)        6,221,584
                                               --------------       -----------      -----------    --------------
         Total Revenue                            150,859,393         7,182,334       (5,381,445)      152,660,282
                                               --------------       -----------      -----------    --------------

General and Administrative                         (9,610,579)       (4,099,787)       4,099,787        (9,610,579)
Interest Expenses                                 (77,919,414)          (88,391)          88,391       (77,919,414)
Other Expenses                                    (10,942,673)       (1,649,083)       1,649,083       (10,942,673)
                                               --------------       -----------      -----------    --------------
         Total Expenses                           (98,472,666)       (5,837,261)       5,837,261       (98,472,666)
                                               --------------       -----------      -----------    --------------

Net Income                                         52,386,727         1,345,073          455,816        54,187,616
Preferred Dividends                                (6,472,540)               --               --        (6,472,540)
                                               --------------       -----------      -----------    --------------
Net Income Available to common
  shareholders                                 $   45,914,187       $ 1,345,073      $   455,816    $   47,715,076
                                               --------------       -----------      -----------    --------------

Total Assets                                   $1,850,360,445       $29,816,041      $(6,870,998)   $1,873,305,488
                                               --------------       -----------      -----------    --------------
                                               --------------       -----------      -----------    --------------


(1) The Company performs the mortgage servicing function through CMSLP which is accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it is accounted for in the Company's consolidated financial statements.

                                                                              1996
                                                                             ------
                                                   Portfolio          Mortgage
                                                   Investment         Servicing    Elimination(1)     Consolidated
                                                   ----------         ---------    --------------     ------------
Interest Income - Subordinated CMBS            $   41,713,126        $       --      $        --    $   41,713,126
Interest Income - Insured Mortgage securities      56,911,670                --               --        56,911,670
Interest Income - Other                                    --            99,956          (99,956)               --
Servicing Income                                           --         4,442,017       (4,442,017)               --
Gain on mortgage security dispositions              9,601,360                --               --         9,601,360
Other Income                                        4,957,628         1,733,176          639,819         7,330,623
                                               --------------        ----------      -----------    --------------
         Total Revenue                            113,183,784         6,275,149       (3,902,154)      115,556,779
                                               --------------        ----------      -----------    --------------

G&A                                                (7,969,944)       (2,468,855)       2,468,856        (7,969,943)
Interest Expense                                  (63,078,767)               --               --       (63,078,767)
Other Expenses                                     (9,268,212)       (1,422,579)       1,422,579        (9,268,212)
                                               --------------        ----------      -----------    --------------
         Total Expenses                           (80,316,923)       (3,891,434)       3,891,435       (80,316,922)
                                               --------------        ----------      -----------    --------------

Net Income                                         32,866,861         2,383,715          (10,719)       35,239,857
Preferred Dividends                                (3,526,451)               --               --        (3,526,451)
                                               --------------        ----------      -----------    --------------
Net Income Available to common
  Shareholders                                 $   29,340,410        $2,383,715      $   (10,719)   $   31,713,406
                                               --------------        ----------      -----------    --------------

Total Assets                                   $1,358,597,941        $9,941,242      ($1,293,885)   $1,367,245,298
                                               --------------        ----------      -----------    --------------
                                               --------------        ----------      -----------    --------------

(1) The Company performs the mortgage servicing function through CMSLP which is accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it is accounted for in the Company's consolidated financial statements.

21.       FINANCIAL STATEMENTS FOR THE DEBTOR ENTITIES

     The following are unconsolidated financial statements for CRIIMI MAE, CM Management and Holdings II:

                                                      CRIIMI MAE Inc.
                                                       BALANCE SHEET
                                                  As of December 31, 1998
                                                      (unconsolidated)

Assets

    Subordinated CMBS, at fair value                                     $   1,071,872,143
    Insured Mortgage security ,at fair value                                     5,511,707
    Receivables and Other Assets                                                74,226,682
    Cash and Cash Equivalents                                                   22,714,828
    Investment in Subsidiaries                                                 246,817,957
                                                                         -----------------
         Total Assets                                                    $   1,421,143,317
                                                                         -----------------
                                                                         -----------------

Liabilities

    Accounts Payable and other Accrued Expenses                          $       7,374,281
    Liabilities Subject to Chapter 11 Proceedings                            1,105,892,131
                                                                         -----------------
           Total Liabilities                                                 1,113,266,412
                                                                         -----------------
                                                                         -----------------

Shareholders' Equity

    Convertible Preferred Stock                                                     18,170
    Common Stock                                                                   528,981
    Additional paid-in capital                                                 525,621,510
    Accumulated Other Comprehensive Income                                    (218,291,756)
                                                                         -----------------
           Shareholders' Equity                                                307,876,905

           Total Liabilities and Shareholders' Equity                    $   1,421,143,317
                                                                         -----------------
                                                                         -----------------

                                 CRIIMI MAE Inc.
                              STATEMENT OF NET LOSS
                            AND COMPREHENSIVE INCOME
                                (unconsolidated)

                                                                    Year to Date*
                                                                  ---------------
Interest Income                                                   $    29,577,886
Interest Expense                                                       17,548,270
                                                                 ----------------
       Net Interest Margin                                             12,029,616
                                                                 ----------------
Equity in Earnings from Subsidiaries                                    2,769,642
Other Income                                                              320,531
General and Administrative Expenses                                      (100,966)
Amortization of Assets Acquired in Merger                                (680,717)
Realized loss on reverse repurchase obligation                           (411,831)
Unrealized losses on warehouse obligation                             (12,747,783)
Write-off of capitalized loan origination costs                        (3,284,037)
Reorganization Items                                                   (8,500,753)
                                                                 ----------------
       Subtotal                                                       (22,635,914)
                                                                 ----------------
       Net Loss                                                  $    (10,606,298)
                                                                 ----------------
                                                                 ----------------
       Other Comprehensive Income                                    (141,543,673)
                                                                 ----------------
       Comprehensive Income                                          (152,149,971)
                                                                 ----------------
                                                                 ----------------


* The Debtor filed a petition for relief under Chapter 11 on October 5, 1998. These year-to-date figures represent amounts from October 6, 1998 through December 31, 1998.

                                 CRIIMI MAE Inc.
                          Notes to Financial Statements
                                December 31, 1998
                                (unconsolidated)

1.        BASIS OF PRESENTATION

     Generally Accepted Accounting Principles ("GAAP") requires that certain entities that meet specific criteria be consolidated with CRIIMI MAE including:
CM Management and Holdings II (Debtors) and CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CRIIMI MAE Holding Inc. (currently inactive), CRIIMI MAE Holding L.P. (currently inactive), CRIIMI, Inc., and CRIIMI MAE CMBS Corporation (Non-Debtors). For purposes of this presentation CRIIMI MAE accounts for all subsidiaries (those consolidated under GAAP and those accounted for under the equity method under GAAP) using the equity method of accounting.

     All entities that CRIIMI MAE would normally consolidate for GAAP purposes are being accounted for under the equity method of accounting. The equity method of accounting consists of recording an original investment in an investee as the amount originally contributed. Subsequently this balance is increased/(decreased) for CRIIMI MAE's share of the investee's income/(losses) and increased for additional contributions and decreased for distributions received from the investee. CRIIMI MAE's share of the investee's income is recognized as "Equity in earnings from subsidiaries" on the income statement.

     In management's opinion, with the exception of those matters discussed above, the financial statements of CRIIMI MAE contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CRIIMI MAE as of December 31, 1998, and the unconsolidated results of its operations for the period October 6, 1998 - December 31, 1998.

                           CRIIMI MAE Management, Inc.
                                  BALANCE SHEET
                             As of December 31, 1998

Assets

    Note Receivable                                                        $     3,376,468
    Cash and Cash Equivalents                                                      958,175
    Other Assets                                                                 3,332,116
    Equity Investments                                                          19,209,778
                                                                           ---------------

           Total Assets                                                    $    26,876,537
                                                                           ---------------
                                                                           ---------------
Liabilities

    Accounts Payable and other Accrued Expenses                            $     2,367,277
    Liabilities Subject to Chapter 11 Proceedings                                6,150,787
                                                                           ---------------

           Total Liabilities                                                     8,518,064
                                                                           ---------------

Shareholders' Equity                                                            18,358,473
                                                                           ---------------

           Total Liabilities and Shareholders' Equity                      $    26,876,537
                                                                           ---------------
                                                                           ---------------

                           CRIIMI MAE Management, Inc.
                              STATEMENT OF NET LOSS

                                                                          Year to Date*
                                                                         --------------
    Interest Income - Note Receivable and short-term interest income     $     89,020
    Equity in Earnings from investments                                      (121,359)
                                                                         ------------
           Total Revenue                                                      (32,339)
                                                                         ------------

    Interest Expense                                                           89,833
    Depreciation and Amortization                                             127,316
    General and Administrative Expenses                                     2,996,531
    Reorganization Items                                                      833,861
                                                                         ------------

           Total Expenses                                                   4,047,541
                                                                         ------------

    Net Loss                                                             $ (4,079,880)
                                                                         ------------
                                                                         ------------


* CRIIMI MAE Management, Inc. filed a petition for relief under Chapter 11 on October 5, 1998. These year-to-date figures represent amounts from October 6, 1998 through December 31, 1998.

                           CRIIMI MAE Management, Inc.
                          Notes to Financial Statements
                                December 31, 1998

1.        BASIS OF PRESENTATION

     In management's opinion, the accompanying unaudited financial statements of CM Management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CM Management on a stand-alone basis as of December 31, 1998 and the results of its operations for the period October 6, 1998 to December 31, 1998, in accordance with Generally Accepted Accounting Principles ("GAAP").

                                Holdings II, L.P.
                                  BALANCE SHEET
                             As of December 31, 1998


Assets

    Subordinated CMBS, at fair value                                         $  43,001,454
    Interest Receivable                                                          1,064,071
    Cash                                                                               100
                                                                             -------------
           Total Assets                                                      $  44,065,625
                                                                             -------------
                                                                             -------------
Liabilities
    Other Accrued Expenses                                                   $     209,213
    Liabilities Subject to Chapter 11 Proceedings                               40,132,693
                                                                             -------------
           Total Liabilities                                                    40,341,906

Partners' Equity
    Contributed Capital                                                          5,927,429
    Accumulated Other Comprehensive Income                                      (2,203,710)
                                                                             -------------
           Partners' Equity                                                      3,723,719
                                                                             -------------
           Total Liabilities and Partners' Equity                            $  44,065,625
                                                                             -------------
                                                                             -------------

                                Holdings II, L.P.
                              STATEMENT OF NET LOSS
                             AND COMPREHENSIVE INCOME


                                                                        Year to Date*
                                                                        -------------
    Interest Income:
      Subordinated CMBS                                                   $   753,860

    Interest Expense:
      Variable rate secured borrowings - CMBS                                (564,635)
                                                                          -----------

    Net Interest Margin                                                       189,225

    Reorganization Expense                                                   (209,213)
                                                                          -----------
    Net Loss                                                              $   (19,988)
                                                                          -----------
                                                                          -----------
    Other Comprehensive Income                                             (1,118,369)
                                                                          -----------
    Comprehensive Income                                                  $(1,138,357)
                                                                          -----------
                                                                          -----------

* Holdings II L.P. filed a petition for relief under Chapter 11 on October 5, 1998. These year-to-date figures represent amounts from October 6, 1998 through December 31, 1998.

                                Holdings II, L.P.
                          Notes to Financial Statements
                                December 31, 1998

1.        BASIS OF PRESENTATION

     Holdings II's CMBS (2 tranches from CMM 98-1) are carried as investments in loans at cost basis in CRIIMI MAE's December 31, 1998 10-K's consolidated financial statements. (See Notes 3 and 6 for discussion of this accounting.) On a stand-alone basis, Generally Accepted Accounting Principles ("GAAP") requires that Holdings II's investment in CMBS be carried as securities (as opposed to loans) at fair value.

     In management's opinion, the accompanying unaudited financial statements of Holdings II contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Holdings II on a stand-alone basis as of December 31, 1998 and the results of its operations for the period October 6, 1998 to December 31, 1998.

                                  EXHIBIT INDEX

3(c)     Amendment to the Articles of Incorporation of CRIIMI MAE Inc.

3(g) First Amendment to the Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of December 31, 1995 between CRIIMI MAE Management Inc. and CRIIMI MAE Services Inc.

3(h) Second Amendment to the Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of January 2, 1997 between CRIIMI MAE Management Inc. and CRIIMI MAE Services Inc.

3(i) Third Amendment to the Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of December 31, 1997 between CRIIMI MAE Management Inc. and CRIIMI MAE Services Inc.

10(p) Employment and Non-Competition Agreement dated as of July 1, 1998 between CRIIMI MAE Management, Inc. and Cynthia O. Azzara.

10(q) First Amendment to Employment and Non-Competition Agreement dated as of October 5, 1998, by and among CRIIMI MAE Management Inc., Cynthia O. Azzara and CRIIMI MAE Inc.

10(r) Employment and Non-Competition Agreement dated October 7, 1998 between CRIIMI MAE Management, Inc. and David B. Iannarone.

10(s) First Amendment to Employment and Non-Competition Agreement dated as of October 7, 1998 by and among CRIIMI MAE Management, Inc., David B. Iannarone and CRIIMI MAE Inc.

10(t) First Amendment to Employment and Non-Competition Agreement, dated as of October 5, 1998, by and among CRIIMI MAE Management, Inc., William
         B. Dockser and CRIIMI MAE Inc.

10(u) First Amendment to Employment and Non-Competition Agreement, dated as of October 5, 1998, by and among CRIIMI MAE Management, Inc., H. William Willoughby and CRIIMI MAE Inc.

10(aa) Amended and Restated Mortgage Loan Origination and Disposition Program Agreement made as of May 1, 1998 between Citicorp Real Estate, Inc. and CRIIMI MAE Inc.

10(uu)   Certificate of Limited Partnership of CRIIMI MAE Holdings, II L.P.

10(vv) Limited Partnership Agreement of CRIIMI MAE Holdings II, L.P. effective as of June 4, 1998 between CRIIMI MAE Inc. and CRIIMI MAE Services Limited Partnership.

27.      Financial Data Schedule

99(d) Motion for an Order Extending the Debtor's Exclusive Periods to File a Plan of Reorganization and Solicit Acceptances Thereof Pursuant to 11 U.S.C. Sec. 1121(d) filed on January 28, 1999.

99(e) Stipulation and Consent Order regarding Motion and Adversary Proceeding (Merrill Lynch) entered December 4, 1998.

99(f) Supplement To Stipulation and Consent Order Regarding Motion and Adversary Proceeding (Merrill Lynch) entered January 6, 1999.

99(g) Stipulation and Agreed Order Authorizing Use of Cash Collateral (German American Capital Corporation) entered February 2, 1999.

99(h) Stipulation and Consent Order Regarding Adversary Proceeding (Morgan Stanley and Co. International Limited) entered on January 26, 1999.

99(i) Stipulation and Order Regarding Proceeds Received by the Debtor from the Sale of the BBB Bonds (Morgan Stanley and Co. International Limited) entered on January 26, 1999.

99(j) Order Upon Motions for Reconsideration of Order Extending Debtors' Exclusive Periods entered on February 24, 1999.

99(k) Stipulation and Consent Order Regarding Sale of Certain Triple B Bonds (Citicorp) entered on April 5, 1999.

99(l) Supplemental Stipulation and Consent Order Regarding Sale of Certain Triple B Bonds (Citicorp) entered on April 5, 1999.

99(m) Stipulation and Order Regarding Proceeds Received by the Debtor from the Sale of Certain Triple B Bonds (Citicorp) entered on April 5, 1999.

99(n) Stipulation and Consent Order Regarding Mortgage Loan Origination Agreement with Citicorp Real Estate, Inc. entered on April 5, 1999.

99(o) Supplemental Stipulation and Consent Order Regarding Mortgage Loan Origination Agreement with Citicorp Real Estate, Inc. entered on April 5, 1999.

99(p) Stipulation and Order Regarding Proceeds Received by the Debtor from Mortgage Loan Sale entered on April 5, 1999.