Form 10-Q
period 1999-03-31
CRIIMI MAE INC
filed 1999-05-17
CIK 847322

-----------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                              ------------------

For the quarter ended March 31, 1999           Commission file number 1-10360

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

                                                   Name of each exchange on
                                                   ------------------------
Title of each class                                    which registered
-------------------
Common Stock                                      New York Stock Exchange, Inc.
Series B Cumulative Convertible                   New York Stock Exchange, Inc.
  Preferred Stock

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                              Outstanding as of May 10, 1999
        -----                              ------------------------------
Common Stock, $.01 par value                     53,553,161

                                 CRIIMI MAE INC.

                          Quarterly Report on Form 10-Q

                                                                      Page
                                                                      -----

PART I. Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets - as of March 31, 1999
          (unaudited) and December 31, 1998.............................3

        Consolidated Statements of Income and Comprehensive Income -
          for the three months ended  March 31, 1999
          and 1998 (unaudited)..........................................4

        Consolidated Statements of Changes in Shareholders' Equity -
          for the three months ended March 31, 1999
          (unaudited)...................................................5

        Consolidated Statements of Cash Flows - for the three months ended March 31, 1999 and 1998 (unaudited).....................6

        Notes to Consolidated Financial Statements (unaudited)..........7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................52

Item 2A. Quantitative and Qualitative Disclosures about Market Risk....63


PART II. Other Information

Item 1.  Legal Proceedings.............................................64

Item 2.  Changes in Securities.........................................64

Item 3.  Defaults Upon Senior Securities...............................64

Item 4.  Submission of Matters to a Vote of
           Security Holders............................................64

Item 5.  Other Information.............................................64

Item 6.  Exhibits and Reports on Form 8-K..............................64

Signatures         ....................................................65

                                     PART I

ITEM 1.         FINANCIAL STATEMENTS

                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                          March 31,           December 31,
                                                            1999                  1998
                                                        --------------       --------------
Assets:
Mortgage Assets:
     Subordinated CMBS, at fair value                   $1,266,823,181       $1,274,185,678
     Insured Mortgage Securities, at fair value            455,476,628          488,095,221
     Investment in originated loans, at
       amortized cost                                      491,938,888          499,076,030
  Equity Investments                                        39,343,371           42,868,469
  Receivables                                               48,595,372           46,992,337
  Other assets                                              65,743,801           62,520,146
  Cash and cash equivalents                                 52,990,912           24,180,072
                                                        --------------       --------------
Total assets                                            $2,420,912,153       $2,437,917,953
                                                        ==============       ==============


Liabilities:
  Liabilities Not Subject to Chapter 11
     proceedings:
   Securitized mortgage obligations:
      Collateralized bond obligations-CMBS                $276,534,877         $117,831,435
      Collateralized mortgage obligations -
        Insured mortgage securities                        422,169,564          456,101,720
      Collateralized mortgage obligations -
        Originated loans                                   380,207,529          386,752,951
      Payables and accrued expenses                         20,099,362           17,124,124
  Liabilities Subject to Chapter 11 proceedings:
   Secured:
     Variable rate secured borrowings-CMBS                 786,034,133          932,236,674
      Other financing facilities                             3,050,000            3,050,000
   Unsecured:
      Senior unsecured  notes                              100,000,000          100,000,000
      Other financing facilities                            89,749,522           89,749,522
      Payables and accrued expenses                         30,438,597           27,194,622
                                                        --------------       --------------
        Total liabilities                                2,108,283,584        2,130,041,048
                                                        --------------       --------------
Shareholders' equity:
  Convertible preferred stock, $ .01 par;
    25,000,000 shares authorized; 1,796,982
    and 1,816,982 shares issued and outstanding,
    respectively                                                17,970               18,170
  Common stock, $ .01 par; 120,000,000 shares
      authorized; 53,553,161 and 52,898,100
      shares issued and outstanding, respectively             535,532               528,981
  Accumulated Other Comprehensive Income                  (259,927,719)        (251,255,309)
  Additional paid-in capital                               558,585,837          558,585,063
  Shareholders' undistributed net income                    13,416,949                   --
                                                        --------------       --------------
  Total shareholders' equity                               312,628,569          307,876,905
                                                        --------------       --------------
  Total liabilities and shareholders' equity            $2,420,912,153       $2,437,917,953
                                                        ==============       ==============

                                        The accompanying notes are an integral part of these consolidated financial statements.

                                                      CRIIMI MAE INC.
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                 AND COMPREHENSIVE INCOME
                                                        (Unaudited)

                                                              For the three months ended March 31,
                                                                     1999                1998
                                                                 -----------          -----------
Interest Income:
   Subordinated CMBS                                             $38,485,145          $30,891,021
   Insured Mortgage Securities                                     8,900,308           11,588,237
   Originated Loans                                                8,840,827                   --
                                                                 -----------          -----------

   Total interest income                                          56,226,280           42,479,258
                                                                 -----------          -----------
Interest and related expenses:
  Fixed-rate collateralized bond obligations-CMBS                  3,500,520            2,814,166
  Fixed-rate collateralized mortgage obligations-insured
    securities                                                     8,404,272           10,456,321
  Fixed-rate collateralized mortgage obligations-originated loans  6,562,908                   --
  Fixed-rate senior unsecured notes                                2,281,251            2,399,624
  Variable-rate secured borrowings-CMBS                           13,970,373           11,228,943
  Other financing facilities                                       1,709,606              492,799
                                                                 -----------          -----------
          Total interest expense                                  36,428,930           27,391,853
                                                                 -----------          -----------
Net interest margin                                               19,797,350           15,087,405
                                                                 -----------          -----------
Equity in (losses) earnings from investments                      (1,606,632)           1,302,977
Other income                                                         636,032            1,188,057
Net gains on mortgage security dispositions                          807,204               46,449
Gain on originated loan disposition                                  101,400                   --
General and administrative expenses                               (2,634,114)          (2,983,757)
Amortization of assets acquired in the Merger                       (719,394)            (719,394)
Unrealized gain on warehouse obligation                            3,946,475                   --
Reorganization Items                                              (5,507,838)                  --
                                                                 -----------          -----------
                                                                  (4,976,867)          (1,165,668)
                                                                 -----------          -----------
Minority interest in net income of consolidated subsidiary                --              (26,309)
                                                                 -----------          -----------
Net Income before dividends accrued or paid on preferred shares   14,820,483           13,895,428

Dividends paid or accrued on preferred shares                     (1,403,534)          (1,639,497)
                                                                 -----------          -----------
Net income available to common shareholders                      $13,416,949          $12,255,931
                                                                 ===========          ===========

Net income available to common Shareholders per common share:

   Basic                                                         $      0.25          $      0.29
                                                                 ===========          ===========


   Diluted                                                       $      0.23          $      0.28
                                                                 ===========          ===========

Shares used in computing basic earnings
  Per share, exclusive of shares held in treasury                 53,008,855           42,904,470
                                                                 ===========          ===========
Comprehensive Income
--------------------
Net Income before Dividends paid or accrued on preferred shares  $14,820,483          $13,895,428
Other Comprehensive Income                                        (8,672,410)             273,240
                                                                 -----------          -----------
   Comprehensive Income                                          $ 6,148,073          $14,168,668
                                                                 ===========          ===========

                                        The accompanying notes are an integral part of these consolidated financial statements.

                                 CRIIMI MAE INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the three months ended March 31, 1999
                                   (Unaudited)

                                                              Accumulated
                                    Preferred  Common Stock      Other         Additional    Shareholders'      Total
                                    Stock Par       Par       Comprehensive     Paid-in     Undistributed  Shareholders'
                                      Value        Value          Income       Capital        Net Income       Equity
                                    ----------  -----------   -------------    -----------  -------------  -------------

Balance, December 31, 1998           $ 18,170       $528,981  $(251,255,309)   $558,585,063      $     --   $307,876,905
1998
   Net income                              --             --             --              --    14,820,483     14,820,483
    Dividends accrued on
      preferred shares                     --             --             --              --    (1,403,534)    (1,403,534)
    Dividends paid on
      common shares                        --             --             --              --            --             --
    Conversion of preferred
      shares into common shares          (200)          6,531            --          (6,331)           --             --
    Shares granted                         --              20            --           7,105            --          7,125
    Adjustment to unrealized
       losses on investments               --             --      (8,672,410)            --            --    (8,672,410)
                                   ----------      ---------  --------------   ------------    -----------   -----------
Balance, March 31, 1999            $   17,970      $ 535,532  $(259,927,719)   $558,585,837    $13,416,949   $312,628,569
                                   ==========      =========  ==============   ============    ===========   ============






                                    The accompanying notes are an integral part of these consolidated financial statements.

                                                  CRIIMI MAE INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                 For the three months ended March 31,
                                                                     1999                1998
                                                                 -----------         -----------
Cash flows from operating activities:
  Net Income
                                                                 $14,820,483         $13,895,428
  Adjustments  to  reconcile  net  income  to net  cash
    provided  by  operating activities:
        Amortization of discount and deferred financing
          costs on debt                                            1,506,528           1,318,908
        Amortization of assets acquired in the Merger                719,394             719,394
        Depreciation and other amortization                          856,990             359,521
        Discount amortization on mortgage assets                     (64,874)           (891,002)
        Net gains on mortgage security dispositions                 (807,204)            (46,449)
        Gain on originated loan disposition                         (101,400)                 --
        Equity in losses (earnings) from investments               3,408,138            (134,758)
        Unrealized gain on warehouse obligation                   (3,946,475)                 --
        Change in reorganization items accrual                     1,464,221                  --
        Minority interests in earnings of consolidated
          subsidiary                                                      --              26,309
        Changes in assets and liabilities:
          Increase in receivables and other assets                (2,867,706)        (18,303,838)
          Increase in payables and accrued expenses                3,351,458           1,073,429
                                                                 -----------        ------------
        Net cash provided by (used in) operating activities       18,339,553          (1,983,058)
                                                                 -----------        ------------
  Cash flows from investing activities:
      Proceeds from mortgage securities dispositions              35,958,198         25,421,328
      Purchase of Subordinated CMBS                                       --       (336,975,523)
      Funding of loan origination reserve                                 --        (24,273,012)
      Payment of deferred costs                                           --            (35,907)
      Receipt of principal payments                                3,233,261          5,893,080
      Other investing activities                                          --             50,000
                                                                 -----------       ------------
         Net cash provided by (used in) investing activities      39,191,459       (329,920,034)
                                                                 -----------       ------------
Cash flows from financing activities:
      Proceeds from debt issuances                               158,509,207        301,907,350
      Principal payments on debt obligations                    (187,236,504)       (52,584,946)
      Increase in deferred financing costs                                --         (1,542,647)
      Dividends (including return of capital) accrued or
        paid to shareholders, including minority interests                --        (18,094,346)
      Proceeds from issuance of convertible preferred stock               --         15,000,000
      Proceeds from the issuance of common stock                       7,125         93,409,671
                                                               -------------      -------------
         Net cash (used in) provided by financing activities     (28,720,172)       338,095,082
                                                               -------------      -------------
Net increase in cash and cash equivalents                         28,810,840          6,191,990

Cash and cash equivalents, beginning of the period                24,180,072          2,108,794
                                                               -------------      -------------
Cash and cash equivalents, end of the period                   $  52,990,912      $   8,300,784
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

         Prior to the Petition Date,  CRIIMI MAE's primary  activities  included
(i) acquiring non-investment grade securities (rated below BBB-) or unrated securities backed by pools of mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS"), (ii) originating and underwriting commercial mortgage loans, (iii) securitizing pools of commercial mortgage loans and resecuritizing pools of Subordinated CMBS, and (iv) through the Company's servicing affiliate, CRIIMI MAE Services Limited Partnership ("CMSLP"), performing servicing functions with respect to the mortgage loans underlying the Company's Subordinated CMBS. Since filing for Chapter 11 protection, CRIIMI MAE has suspended its Subordinated CMBS acquisition, origination and securitization programs. The Company continues to hold a substantial portfolio of Subordinated CMBS and other mortgage and mortgage related assets and, through CMSLP, to act as a servicer for its own as well as third party securitized mortgage loan pools.

         The   Company's   business   is  subject  to  a  number  of  risks  and
uncertainties including, but not limited to: (1) the effect of the Chapter 11 filing and substantial doubt as to the Company's ability to continue as a going concern; (2) risk of loss of REIT status; (3) Taxable Mortgage Pool risk; (4) substantial leverage; (5) inherent risks in owning Subordinated CMBS; (6) the limited protection provided by hedging transactions; (7) risk of foreclosure on CMBS assets; (8) limited liquidity of the CMBS market; (9) pending litigation;
(10) risk of being deemed an Investment Company; (11) possible adverse effects of an economic recession on losses and defaults; and (12) information technology risks associated with the Year 2000.

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

         The Company is working diligently toward the preparation of a plan of reorganization. The Bankruptcy Court has granted the motion to extend the Company's exclusive right to file a plan of reorganization through August 2, 1999 and to solicit acceptances thereof through October 3, 1999. Management expects to file a plan of reorganization during the summer of 1999, which would contemplate the Company's emergence from bankruptcy later in 1999. There can be no assurance at this time, however, that a plan of reorganization will be proposed by the Company during such time or that such plan will be confirmed and consummated.

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

         Although the Company has significantly reduced its work force, the Company recognizes that retention of its executive management and other remaining employees is essential to the efficient operation of its business and to its reorganization efforts. Accordingly, the Company has, with Bankruptcy Court approval, adopted an employee retention plan. See Note 14.

          The Company's independent public accountants have issued a report on the Company's 1998 financial statements expressing substantial doubt about the Company's ability to continue as a going concern. In addition, the Company has been advised by its independent public accountants that, if the reorganization plan is not approved by the Bankruptcy Court prior to the completion of their audit of the Company's financial statements for the year ended December 31, 1999, the auditors' report on those financial statements will be modified due to substantial doubt about the Company's ability to continue as a going concern.

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

         The Company's 1999 Taxable Income. As a REIT, CRIIMI MAE is generally required to distribute at least 95% of its "REIT taxable income" to its shareholders each tax year. For purposes of this requirement, REIT taxable income excludes certain excess noncash income such as original issue discount ("OID"). In determining its federal income tax liability, CRIIMI MAE, as a result of its REIT status, is entitled to deduct from its taxable income dividends paid to its shareholders. Accordingly, to the extent the Company distributes its net income to shareholders, it effectively reduces taxable income, on a dollar-for-dollar basis, and eliminates the "double taxation" that normally occurs when a corporation earns income and distributes that income to shareholders in the form of dividends. The Company, however, still must pay corporate level tax on any 1999 taxable income not distributed to shareholders. Unlike the 95% distribution requirement, the calculation of the Company's federal income tax liability does not exclude excess noncash income such as OID. Should CRIIMI MAE terminate or fail to maintain its REIT status during the year ended December 31, 1999, the tax liability on the first quarter's taxable income of approximately $19.6 million would be approximately $7.8 million.

           In determining the Company's taxable income for 1999, distributions declared by the Company on or before September 15, 2000 and actually paid by the Company on or before December 31, 2000 will be considered as dividends paid for the 1999 year. The Company is currently exploring a variety of methods for distributing the some or all of its 1999 taxable income, including the potential distribution of securities or other noncash dividend payments. As a result of the Chapter 11 filing, there can be no assurance that the Company will be able to make distributions with respect to its 1999 taxable income.

         1999 Excise Tax Liability. Apart from the requirement that the Company distribute at least 95% of its REIT taxable income to maintain REIT status, CRIIMI MAE is also required each calendar year to distribute an amount at least equal to the sum of 85% of its "REIT ordinary income" and 95% of its "REIT capital gain income" to avoid incurring a nondeductible excise tax. Unlike the 95% distribution requirement, the 85% distribution requirement is not reduced by excess noncash income items such as OID. In addition, in determining the Company's excise tax liability, only dividends actually paid in 1999 will reduce the amount of income subject to this excise tax.

         The Company's 1998 Taxable Income. For 1998, the Company could have up to approximately $18 million in undistributed taxable income, resulting in a potential tax liability of up to $7 million for state and federal taxes. The Company is currently exploring a variety of methods for distributing some or all of its 1998 taxable income, including the potential distribution of securities or other noncash dividend payments. As a result of the Chapter 11 filing, there can be no assurance that the Company will be able to make distributions with respect to its 1998 taxable income.

         Taxable Mortgage Pool Risks. An entity that constitutes a "taxable mortgage pool" as defined in the Tax Code ("TMP") is treated as a separate corporate level taxpayer for federal income tax purposes. In general, for an entity to be treated as a TMP (i) substantially all of the assets must consist of debt obligations and a majority of those debt obligations must consist of mortgages; (ii) the entity must have more than one class of debt securities outstanding with separate maturities and (iii) the payments on the debt securities must bear a relationship to the payments received from the mortgages. The Company currently owns all of the equity interests in three trusts that constitute TMPs (CBO-1, CBO-2 and CMO-IV, collectively the "Trusts"). See Notes 5 and 6 for descriptions of CBO-1, CBO-2 and CMO-IV. The statutory provisions and regulations governing the tax treatment of TMPs (the "TMP Rules") provide an exemption for TMPs that constitute "qualified REIT subsidiaries" (that is, entities whose equity interests are wholly owned by a REIT). As a result of this exemption and the fact that the Company owns all of the equity interests in each Trust, the Trusts currently are not required to pay a separate corporate level tax on income they derive from their underlying mortgage assets.

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

         To qualify for the Investment Company Act exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests (the "25% Requirement") or other real estate-related assets ("Other Real Estate Interests"). According to current SEC staff interpretations,

CRIIMI MAE believes that its government insured mortgage securities and originated loans constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. As a result of obtaining such right, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of March 31, 1999, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, CM Management Holdings II, CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CRIIMI MAE CMBS Corp., CRIIMI MAE Holding Inc., CRIIMI MAE Holding L.P., Holdings L.P. and CRIIMI, Inc., contain all adjustments (consisting of only normal recurring adjustments and conolidating adjustments) necessary to present fairly the consolidated balance sheets as of March 31, 1999 and December 31, 1998, the consolidated results of its operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three months ended March 31, 1999 and 1998.

         These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures presented are adequate to make the information not misleading, it is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in CRIIMI MAE's Annual Report filed on Form 10-K for the year ended December 31, 1998.

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

Reclassifications

         Certain amounts in the consolidated financial statements for the three months ended March 31, 1998 have been reclassified to conform to the 1999 presentation.

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

         Reorganization Items

         Reorganization items are items of income and expense that are realized or incurred by CRIIMI MAE because it is in reorganization. These include, but are not limited to the following:

o Short-term interest income that would not have been earned but for the Bankruptcy.
o Professional fees and similar types of expenditures directly relating to the Chapter 11 proceeding.
o  Employee Retention Program costs and severance payments.
o Loss accruals or realized gains or losses resulting from activities of the reorganization process.

         For the three months ended March 31, 1999, reorganization items were $5.5 million. The components of this total are as follows:

              Reorganization Item                                   Amount
              -------------------                                 ----------
              Short-term interest income                          $ (232,400)
              Professional fees                                    5,140,000
              Employee Retention Program accrued costs               542,897
              Other                                                   57,341
                                                                  ----------
                  Total                                           $5,507,838
                                                                  ==========

         Condensed Financial Statements

         In accordance with SOP 90-7, the three debtor entities, CRIIMI MAE, CM Management and Holdings II, are rquired to present condensed financial statements for the period January 1, 1999 through March 31, 1999. (See Note 18).

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

Income Recognition and Carrying Basis

         Subordinated CMBS

         On May 8, 1998, CRIIMI MAE consummated a transaction which resulted in the sale of a portion of its Subordinated CMBS portfolio (see Note 5). As a result of the CBO-2 transaction and in accordance with GAAP, effective in the second quarter of 1998, the Company no longer classifies CMBS securities as Held to Maturity, but instead classifies CMBS as Available for Sale. CRIIMI MAE carries its Subordinated CMBS at fair market value where changes in fair value are recorded as a component of shareholders' equity (see Note 5). Prior to mid-1998, such securities were carried at their amortized cost basis as the Company had the ability and intent to hold these securities to maturity.

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

         Equity Investments

         CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, owns all of the general partnership interests in American Insured Mortgage Investors L.P, American Insured Mortgage Investors L.P. - Series 85, American Insured Mortgage Investors L.P. - Series 86 and American Insured Mortgage Investors L.P. - Series 88 (the "AIM Funds"). The AIM Funds own mortgage assets which are substantially similar to Insured Mortgage Securities owned by CRIIMI MAE. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges among the AIM Funds from 2.9% to 4.9%) from each of the AIM Funds. In addition, CRIIMI MAE and CM Management each own 50% of the limited partnership that owns a 20% limited partnership interest in the adviser to the AIM Funds. CRIIMI MAE is utilizing the equity method of accounting for its investment in the AIM Funds and the advisory partnership, which provides for recording CRIIMI MAE's share of net earnings or losses in the AIM Funds and advisory partnership reduced by distributions from the limited partnerships and adjusted for purchase accounting amortization.

         CRIIMI MAE accounts for its investment in CRIIMI MAE Services, Inc. ("Services Inc.") under the equity method because it does not own the voting common stock of Services Inc. As of March 31, 1999, Services Inc.
holds a 27% general partner interest in CMSLP.

         As of March 31, 1999, CRIIMI MAE, through CM Management, held a 73% limited partnership interest in CMSLP. CRIIMI MAE's limited partner investment in CMSLP is accounted for under the equity method as CRIIMI MAE does not control CMSLP. However, because it owns 73% of the partnership and because it has certain rights described below, it follows the equity method of accounting. As a limited partner, CRIIMI MAE is entitled to all of the rights and benefits of being a limited partner including the right to receive income and cash distributions in accordance with its limited partner interest. In addition, CRIIMI MAE has the right to approve the sale of the principal assets of CMSLP. Services Inc. is the general partner of CMSLP and manages the day to day affairs of CMSLP.

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

         The Company assesses current economic events and conditions that impact the value of its Subordinated CMBS and the underlying real estate in making judgements as to whether or not other than temporary impairment has occurred. The Company did not recognize any impairment for the three months ended March 31, 1999 and 1998.

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

Other Assets

         Other Assets primarily include Merger assets and related costs, deferred financing costs, deferred costs, investment in mezzanine loans and a deposit account, as further discussed below. Additionally included in Other Assets is Real Estate Owned (REO) property acquired through foreclosure that will be held for the long-term. In June 1997, CRIIMI MAE acquired a real estate property in a foreclosure sale from a CMBS trust. CMSLP also serves as the special servicer and CRIIMI MAE owns a portion of the subordinated tranches in the same trust. As of March 31, 1999, CRIIMI MAE's investment in REO property totaled approximately $3.9 million. REO property acquired through foreclosure is recorded at fair value on the date of foreclosure. Such assets will be evaluated for impairment by the Company when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At such time, if the expected future undiscounted cash flows from the property are less than the cost basis, the assets will be marked down to fair value. Costs relating to development and improvement of property are capitalized, provided that the resulting carrying value does not exceed fair value. Costs relating to holding the assets are expensed.

         The Merger assets acquired and costs incurred in connection with the Merger were recorded using the purchase method of accounting. The amounts allocated to the assets acquired were based on management's estimate of their fair values, with the excess of purchase price over fair value allocated to goodwill. The AIM Funds' subadvisory contracts and the mortgage servicing contracts transferred to CMSLP are amortized using the effective interest method over 10 years. This amortization is reflected through CRIIMI MAE's equity in earnings from investments. The remaining assets acquired by CRIIMI MAE, including goodwill, are amortized using the straight-line method over 10 years.

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

Per Share Amounts

         Basic earnings per share amounts for the three months ended March 31, 1999 and 1998 represent net income available to common shareholders divided by the weighted average common shares outstanding during each quarter. Diluted earnings per share amounts for the three months ended March 31, 1999 and 1998 represent basic earnings per share adjusted for dilutive common stock equivalents which for CRIIMI MAE include stock options and certain series of preferred stock. See Note 13 for a reconciliation of basic earnings per share to diluted earnings per share.

Consolidated Statements of Cash Flows

         Cash payments made for interest for the three months ended March 31, 1999 and 1998, were $29,960,056, and $24,442,342, respectively.

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

New Accounting Statements

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

4.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following estimated fair values of CRIIMI MAE's consolidated financial instruments are presented in accordance with GAAP, which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, in other than a forced sale or liquidation. These values do not represent the liquidation value of the Company or the value of the securities under a portfolio liquidation.


                                                          As of March 31, 1999               As of December 31, 1998
                                                     Amortized Cost      Fair Value     Amortized Cost       Fair Value
                                                     --------------      -----------    --------------       ----------
ASSETS:
Subordinated CMBS                                      $1,529,980,605  $1,266,823,181     $1,529,898,540     $1,274,185,678

Insured Mortgage Securities                               452,246,923     455,476,628        483,637,668        488,095,221

Originated loans                                          491,938,888     469,061,637        499,076,030        480,485,570

Cash and cash equivalents                                  52,990,912      52,990,912         24,180,072         24,180,072

Accrued interest and principal receivable                  48,595,372      48,595,372         46,992,337         46,992,337

Interest rate protection agreements                         2,173,510         678,958          2,531,371            992,516



LIABILITIES:
Liabilities not Subject to Chapter 11 proceedings:
  Securitized  mortgage obligations:
    Collateralized bond obligations-CMBS               $  276,534,877  $  262,934,196     $  117,831,435     $  105,799,081
    Collateralized insured mortgage obligations           422,169,564     444,855,150        456,101,720        486,179,236
    Collateralized mortgage obligations-
       originated loans                                   380,207,529     371,382,098        386,752,951        381,481,150
Liabilities Subject to Chapter 11 proceedings:
    Variable rate secured borrowings-CMBS                 786,034,133          N/A           932,236,674             N/A
    Senior unsecured notes                                100,000,000      70,000,000        100,000,000         62,000,000
    Other financing facilities                             92,799,522         N/A             92,799,522             N/A


         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Subordinated CMBS

         For periods prior to the year ended December 31, 1998, the fair market value of the Company's portfolio of Subordinated CMBS was based upon quotes obtained from, in most cases, the lender to which the security was pledged. The lender also quoted the related unrated bonds even though the bonds did not serve as collateral for CRIIMI MAE's obligations. The Company obtained "ask" quotes as compared to "bid" quotes because it is the owner of the securities. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the CMBS portfolio as of March 31, 1999 and December 31, 1998. As a result, the Company calculated the estimated fair market value of its
Subordinated CMBS portfolio as of March 31, 1999 and December 31, 1998. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average unleveraged yield to maturity. See Note 5. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, (ii) a relative comparison of dealer provided discount rates from the previous quarter to those disclosed in recent research reports and incorporating adjustments to reflect changes in the market as they relate to each of the Company's CMBS from September 30, 1998 to December 31, 1998 to March 31, 1999, and (iii) communications with dealers and active Subordinated CMBS investors regarding the year-end valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of March 31, 1999 and December 31, 1998, it has disclosed in Note 5 the range of discount rates by rating category used in determining these fair market values.

         During the quarter ended March 31, 1999, spreads tightened in the market, generally, as compared to spreads at December 31, 1998. The tightening of spreads was offset by an increase in treasury rates which caused an aggregate $8.7 million decrease in the value of the Company's portfolio of CMBS and the Company's portfolio of FHA's and GNMA's from December 31, 1998.

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

Obligations Under Financing Facilities

         The fair value of the securitized mortgage obligations are calculated using a discounted cash flow methodology. The fair value of the unsecured notes was calculated using a quoted market price from Bloomberg. Management has determined that fair value of the variable-rate secured borrowings-CMBS and other financing facilities is not practicable to measure because there is no quoted market price available and the facilities are in default and have been the subject of dispute as discussed in Note 9. See Note 9 for a detailed discussion of these facilities and the terms of the facilities.

Interest Rate Protection Agreements

         The fair value of interest rate protection agreements (used to hedge CRIIMI MAE's variable-rate debt) is the estimated amount that CRIIMI MAE would receive to terminate the agreements as of March 31, 1999 and December 31, 1998, taking into account current interest rates and the current creditworthiness of the counterparties. The amount was determined based on a quote received from the counterparty to each agreement.


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

         In May 1998, CRIIMI MAE completed its second resecuritization of CMBS assets ("CBO-2"), with a combined face value of approximately $1.8 billion involving 75 individual securities collateralized by 19 mortgage pools and three of the retained securities from CBO-1. CBO-2 involved CRIIMI MAE's private placement of securities with a face amount of $468 million. In CBO-2, CRIIMI MAE retained securities with a face amount of approximately $1.3 billion. Certain securities included call provisions to enable CRIIMI MAE to 1) call bonds if market conditions warrant, and 2) call bonds when it is no longer cost effective to service them. As a result, CBO-2 resulted in a sale of certain securities and the retention of new securities. In accordance with FAS 125, the assets collateralizing the resecuritization are "derecognized" and the combined amortized cost basis of the collateralizing assets was allocated to the new securities issued. CRIIMI MAE received $335 million for the $345 million face amount of investment grade securities sold without call provisions which had an allocated cost basis of $306 million, resulting in a gain of approximately $28.8 million. CRIIMI MAE recorded retained assets totaling $926 million representing the allocated amortized cost basis for the $123 million face amount of investment grade securities issued with call provisions and the $1.3 billion face amount of non-investment grade retained securities in CBO-2. CBO-2 generated $160 million of net borrowing capacity primarily as a result of a higher overall weighted average credit rating for its new securities as compared to the weighted average credit rating on the related CMBS collateral. The net excess borrowing capacity was used to obtain short-term, variable rate secured borrowings which were used to acquire additional Subordinated CMBS during the second quarter of 1998.

         The CBO-2 transaction requires reclassification of CRIIMI MAE's entire portfolio of mortgage securities (consisting of mortgage security collateral and
CMBS) from Held to Maturity to Available for Sale. Therefore, CRIIMI MAE's securities, effective the second quarter of 1998, are reflected on the balance sheet at fair market value. At March 31, 1999, the amortized cost of the mortgage securities exceeded the fair market value by approximately $260 million (a $8.7 million decrease from December 31, 1998) and is reflected as a decrease in shareholders' equity.

At March 31, 1999, CRIIMI MAE held the following securities with respect to its CMBS portfolio:

                                               Original                    3/31/99
                                               Anticipated             Anticipated
                                               Unleveraged             Unleveraged
                                               Yield to                Yield to
   Pool (3)                                    Maturity (1)            Maturity (1)(2)
   --------                                    ------------            ---------------
Retained Securities from
  CRIIMI 1996 C1 (CBO-1)                         19.5%                   20.9%(5)

DLJ Mortgage Acceptance Corp.
  Series 1997 CF2 Tranche B-30C                   8.2%                    8.1%

Nomura Asset Securities Corp.
  Series 1998-D6 Tranche B7                      12.0%                   12.0%

Retained Securities from
  CRIIMI 1998 C1 (CBO-2)                         10.3%                   10.2%(4)

Mortgage Capital Funding, Inc.
  Series 1998-MC1                                 8.9%                    8.9%

Chase Commercial Mortgage Securities
  Series 1998-1                                   8.8%                    8.8%

First Union/Lehman Brothers
  Series 1998 C2                                  8.9%                    8.9%

Morgan Stanley Commercial Inc.
  Series 1998-WF2                                 8.5%                    8.5%(4)

Mortgage Capital Funding, Inc.
  Series 1998-MC2                                 8.7%                    8.7%

Weighted Average                                  9.7%(3)                10.1%(3)


(1) Represents the anticipated weighted average unleveraged yield over the expected average life of the Company's Subordinated CMBS portfolio as of the date of acquisition and March 31, 1999, respectively, based on management's estimate of the timing and amount of future credit losses and prepayments. As discussed in (4) below, these yields may decrease as a result of certain adversarial actions taken by the Company's lenders.

(2) Unless otherwise noted, changes in the March 31, 1999 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions relating to mortgage collateral.

(3) CRIIMI MAE, through CMSLP, performs servicing functions on a total CMBS pool of approximately $ 29.8 billion. Of the $29.8 billion of mortgage loans, approximately $298.5 million are being specially serviced as of May 1999, of which approximately $143.2 million are being specially serviced due to payment default and the remainder are being specially serviced due to nonfinancial covenant default. Included in the above is approximately $69 million that was transferred into special servicing in May of 1999 due to the bankruptcy and payment default of 25 loans secured by Service Merchandise Stores. CMSLP, to date has resolved and transferred out of special servicing $290 million of the approximately $590 million that has been transferred into special servicing. Actual losses on mortage loans underlying the CMBS pools are lower than the Company's original loss estimates. In addition, the mortgage loans underlying the Company's portfolio of CMBS, have not experienced any losses of principal to date.

(4) On October 6, 1998, Morgan Stanley and Co. International Limited ("Morgan Stanley") advised CRIIMI MAE that it was exercising alleged ownership rights over certain classes of CMBS it held as collateral. In the first quarter of 1999, the Company agreed to cooperate on selling two classes of investment grade CMBS issued by CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (CBO-2 BBB Bonds) and to suspend litigation with Morgan Stanley with respect to these CMBS. CRIIMI MAE and Morgan Stanley also agreed to a standstill period, now extended through May 15, 1999, regarding seven classes of subordinated CMBS issued by Morgan Stanley Capital I Inc. Series 1998-WF2 (the "Wells Fargo Bonds"). On March 5, 1999, the CBO-2 BBB Bonds with $205.8 million face amount and with a coupon rate of 7% were sold in a transaction that is accounted for as a financing by the Company rather than a sale. Of the $159 million in proceeds, $141.2 million was used to repay borrowings under the agreement with Morgan Stanley, and $17.8 million was remitted to CRIIMI MAE.

(5) The increase in the anticipated yield resulted from the reallocation of CBO-1 asset basis in conjunction with the CBO-2 resecuritization.


The aggregate investment by the underlying rating of the Subordinated CMBS is as follows:


                                 Weighted                                       Range of Discount    Amortized      Amortized
                Face Amount      Average        Weighted       Fair Value       Rates Used to        Cost as of     Cost as of
                as of 3/31/99      Pass-         Average      as of 3/31/99      Calculate Fair       3/31/99         12/31/98
Security        (in millions)   Through Rate     Life (2)    (in millions)(1)       Value (1)       (in millions)   (in millions)
---------       -------------   ------------     --------    ----------------       ---------       ------------    -------------
A (5)           $     62.6           7.0%         7 years     $     56.4               8.9%           $ 57.1         $  57.0

BBB (5)              150.6           7.0%        12 years          121.2               9.8%            127.1           126.9

BBB-(5)              115.2           7.0%        13 years           85.4              10.8%             93.0            92.8

BB+                  394.6           7.0%        13 years          281.1           9.5% - 11.8%        318.5           317.9

BB                   276.7           6.9%        15 years          212.8          10.3% - 12.3%        259.7           259.1

BB-                   89.1           6.8%        15 years           56.9          11.4% - 13.6%         72.7            72.6

B+                   128.7           6.7%        17 years           71.6          12.4% - 14.3%         93.1            93.0

B                    300.2           6.6%        16 years          157.0          13.4% - 15.6%        209.4           208.9

B-                   198.7           6.7%        18 years           86.2          15.4% - 19.1%        107.0           106.7

CCC                   92.0           6.8%        20 years           23.7          24.0% - 29.0%         36.0            36.0

Unrated              478.1           5.9%        21 years          114.5          26.0% - 32.0%        156.4           159.0
                  --------         ------        --------       --------                            --------       ---------
Total (3)(4)      $2,286.5           6.7%        16 years       $1,266.8                            $1,530.0       $ 1,529.9
                  ========           ====        ========       ========                            =========      =========



(1) The estimated fair values of Subordinated CMBS represent the carrying value of these assets. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the portfolio as of March 31, 1999 and December 31, 1998. As a result, the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of March 31, 1999 and December 31, 1998. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average unleveraged yield to maturity. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, (ii) a relative comparison of dealer provided discount rates from the previous quarter to those disclosed in recent research reports and incorporating adjustments to reflect changes in the market as they relate to each of the Company's CMBS from September 30, 1998 to December 31, 1998 to March 31, 1999, and (iii) communications with dealers and active Subordinated CMBS investors regarding the year-end valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of March 31, 1999 and December 31, 1998, it has disclosed in the table the range of discount rates by rating category used in determining these fair market values.

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

(4) Similar to the Company's other sponsored CMOs, CMO-IV, as described in Note 6, resulted in the creation of CMBS, of which the Company sold certain tranches. Since the Company retained call options on the sold bonds, the Company did not surrender control of the assets for purposes of FAS 125 and thus the entire transaction is accounted for as a financing and not a sale. Since the transaction is recorded as a financing, the Subordinated CMBS are not reflected in the Company's Subordinated CMBS portfolio and the mortgage assets are reflected in Investment in Originated Loans on the balance sheet.

(5) In connection with CBO-2, $62.6 million (A rated) and $60.0 million (BBB rated) face amount of investment grade securities were issued with call options and $345 million (A rated) face amount were issued without call options. Since the Company retained call options on certain sold bonds, the Company did not surrender control of those assets pursuant to the requirements of FAS 125 and thus these securities are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, CRIIMI MAE has retained the securities with call options in its Subordinated CMBS portfolio reflected on its balance sheet. In connection with CBO-2, in May 1998 the Company retained $90.6 million (BBB rated) and $115.2 million (BBB- rated) face amount of securities, with the intention to sell the securities at a later date. Such sale occurred March 5, 1999. See below for further discussion.

         As of March 31, 1999 and December 31, 1998, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and at the locations identified below:


                   3/31/99            12/31/98                                        3/31/99            12/31/98
Property Type      Percentage(1)      Percentage(1)         Geographic Location(2)  Percentage(1)      Percentage(1)
-------------      ----------         ----------            ----------------------  ------------       -------------
Multifamily.............31%                 31%             California....................16%                 16%
Retail..................28%                 28%             Texas.........................12%                 12%
Office..................15%                 15%             Florida........................7%                  7%
Hotel...................13%                 13%             New York.......................6%                  6%
Other...................13%                 13%             Other(3)......................59%                 59%
                       ----               -----                                          ----               -----
    Total............ .100%                100%                Total.....................100%                100%
                       ====               =====                                         =====               =====

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

         The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in GAAP income recognition which is greater than or less than cash received. For the three months ended March 31, 1999 and 1998, the amount of income recognized in excess of cash received due to the effective interest rate method was approximately $127,000 and $1.5 million, respectively.

         Since the Petition Date, CRIIMI MAE and certain secured creditors have disagreed about the effect of the stay provisions of the Bankruptcy Code on such secured lenders and the subject assets. A summary of material litigation, and agreements that have been reached with certain creditors, is disclosed in Note 16 Litigation - Bankruptcy Related Litigation. In addition, the Company has been in discussions with certain other creditors not in litigation with the Company. See Note 16 Litigation - Arrangements with Other Creditors.

         The Company has agreed to cooperate in selling the CBO-2 BBB Bonds and suspend litigation with Morgan Stanley with respect to these CMBS. On March 5, 1999, Morgan Stanley sold the $205.8 million face amount of CMBS with a coupon of 7%. The proceeds of $159 million were used to pay off $141.2 million of the related short-term, variable-rate debt due Morgan Stanley and the remaining net proceeds of $17.8 million were remitted to CRIIMI MAE. CRIIMI MAE retained the right to call each CMBS when the outstanding principal balance amortizes to 15% of its original face balance. The 15% call option prevents CRIIMI MAE from surrendering control of the assets pursuant to the requirements of FAS 125 and thus the transaction is accounted for as a secured borrowing and not a sale. This resulted in CRIIMI MAE recognizing a fixed-rate liability for these bonds in the amount of the gross proceeds, which was approximately $159 million.

         CRIIMI MAE and Morgan Stanley also agreed to an extended standstill period through May 15, 1999 regarding seven classes of Subordinated CMBS known as Morgan Stanley Capital I, Inc. Series 1998-WF2. At the end of this standstill period, Morgan Stanley has until May 25, 1999 to respond to the Company's complaint and resume litigation with respect to such bonds, unless the standstill period is further extended by the parties or an agreement is reached between the parties.

         The Company's CMBS portfolio currently generates monthly cash flow. As of March 31, 1999 and December 31, 1998, certain lenders have withheld payment to CRIIMI MAE of approximately $14.3 million and $8.3 million, respectively, with respect to its CMBS portfolio (excluding those securities that are match-funded). (Refer to Note 6 for payments due the Company in connection with CMO-IV). The realizeability of these receivables is uncertain and is dependent upon reaching successful agreements with the Company's lenders that do not result in the loss of any collateral. A loss could occur if the lender fails to remit interest payments to the Company. Furthermore, it is possible that CRIIMI MAE may have to record impairment losses as a result of future adverse actions taken against CRIIMI MAE by its lenders.

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

         In June 1998, the Company securitized $496 million face amount of commercial mortgage loans (a majority of which were no lock) originated or acquired through the a mortgage loan conduit program with Citicorp Real Estate, Inc. , and through CRIIMI MAE CMBS Corp., issued Commercial Mortgage Loan Trust Certificates, Series 1998-1 ("CMO-IV"). The original basis of the loans on the balance sheet includes approximately $8 million of deferred loan and securitization costs that are amortized over the life of the securitization and recognized against income using the effective interest rate method.



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

         On April 5, 1999, the Company finalized an agreement by which, Salomon Smith Barney, in cooperation with CRIIMI MAE, will sell two classes of investment grade CMBS from CMO-IV with a face amount of $45.9 million and an average coupon rate of 6.96% constituting a portion of the collateral security advances under financing agreements with Citicorp. CRIIMI MAE retains the right to call each CMBS when the principal balance amortizes to 15% of its original face balance. The 15% call option prevents CRIIMI MAE from surrendering control of the assets pursuant to the requirements of FAS 125 and thus the transaction will be accounted for as a secured borrowing and not a sale. A minimum sales price was established in order to sell the bonds. Gross proceeds from the sale will be used to pay off $39.6 million of secured debt, certain costs, and the remainder remitted to CRIIMI MAE. This will result in CRIIMI MAE recognizing fixed-rate debt for these bonds, when they are sold, in the amount of the gross proceeds.

         During May 1999, the Company sold approximately $15 million face amount of investment grade CMBS from CMO-IV in accordance with the agreement noted above. Accordingly, the proceeds from the sale of these CMBS will pay off a portion of the secured debt owed under the Citicorp Financing agreements and the Company will recognize fixed rate debt in the amount of gross proceeds. The balance of the investment grade CMBS from CMO-IV will continue to be marketed for sale.

         Although CMO-IV is accounted for as a financing, economically, the Company currently generates monthly cash flow from the subordinated CMBS tranches created in the transaction. As of March 31, 1999 and December 31, 1998, payments of approximately $5.3 million and $2.7 million, respectively, were withheld by certain lenders, with respect to certain tranches of CMO-IV.

         As of March 31, 1999, the originated loans were secured by properties of the types and at the locations identified below:


          Property Type                Percentage(1)             Geographic Location(2)          Percentage(1)
          Multifamily.....................  37%                  Michigan........................        20%
          Hotel...........................  27%                  Texas...........................         8%
          Retail..........................  20%                  Illinois........................         7%
          Office..........................  11%                  California......................         6%
          Other...........................   5%                  Maryland........................         6%
                                          -----                  Connecticut.....................         5%
              Total....................... 100%                  Other(3)........................        48%
                                           ====                                                       ------
                                                                    Total........................       100%
                                                                                                      ======

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)  No significant concentration by region.

(3)  No other  individual state makes up more than 5% of the total.

         Descriptions of the originated loans categorized by unpaid principal balances as of March 31, 1999 , are as follows:

                                                                 As of March 31, 1999
                                                                 --------------------
                                                                          Weighted
                                                                          Average
                                              Number         Face         Effective     Weighted Average
Unpaid Principal Balance (2)                  of Loans    Value(1)(4)     Interest Rate Remaining Term
----------------------------                  --------    -----------     ------------- --------------

$ 0 - $  4.99 million                              129     $ 271,967,897      7.43%        9.7 years
$ 5 - $  9.99 million                               18       131,580,302      7.35%        9.3 years
$10-  $ 14.99 million                                5        63,649,892      7.21%        9.4 years
$15-  $ 20    million                                1        17,197,987      7.15%       10.7 years
                                                  ----    ------------      -------       ----------
                                                   153      $484,396,078      7.37%        9.6 years
                                                   ===      ============    =======       ==========


(1) All originated loans are collateralized by first or second liens on multifamily, hotel, retail, office or other commercial properties. Approximately 79% of the loans in the securitization are No-Lock loans.

(2) The carrying amount of the originated loans of $491,938,888 is comprised of $484,396,078 face amount of loans plus $7,542,810 of deferred loan costs.

(3) During the three months ended March 31, 1999, there was one prepayment in CMO IV. This prepayment generated net proceeds of approximately $4.8 million and resulted in a net financial statement gain of approximately $101,400, which is included in gain on originated loan dispositions on the accompanying consolidated statement of income for the three months ended March 31, 1999.

(4)  The fair value of the originated loans at March 31 1999 is $469,061,637.

         Descriptions of the originated loans categorized by unpaid principal balances as of December 31, 1998 , are as follows:


                                                  As of December 31, 1998
                                                  -----------------------
                                                                          Weighted
                                                                          Average
                                              Number         Face         Effective     Weighted Average
Unpaid Principal Balance (2)                  of Loans    Value(1)(4)     Interest Rate Remaining Term
----------------------------                  --------    -----------     ------------- --------------

$ 0 - $  4.99 million                              130     $ 278,252,990      7.45%        9.9 years
$ 5 - $  9.99 million                               18       131,974,592      7.35%        9.6 years
$10 - $ 14.99 million                                5        63,821,315      7.21%        9.6 years
$15 - $ 20    million                                1        17,242,738      7.15%       10.9 years
                                                  ----      ------------      -----       ----------
                                                   154      $491,291,635      7.38%        9.8 years
                                                  ====      ============      =====       ==========



 (1) The fair value of the originated loans at December 31, 1998 is $480,485,570.


         At the time it filed for bankruptcy, the Company had a second mortgage loan conduit program with Citicorp Real Estate, Inc. (the "Citibank Program")
and a loan conduit program with Prudential Securities Incorporated and Prudential Securities Credit Corporation (the "Prudential Program") (together the "Programs").

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

         The Citibank Program provided for CRIIMI MAE to pay to Citibank the face value of the loans originated through the Program, which were funded by Citibank and not otherwise securitized, plus or minus any hedging loss or gain on December 31, 1998. To secure this obligation CRIIMI MAE was required to deposit a portion of the principal amount of each originated loan in a reserve account. At March 31, 1999, this reserve account was approximately $31.8 million.

         Under the Prudential Program, the Company has an option to pay to Prudential the face value plus or minus any hedging loss or gain, at the earlier of June 30, 1999, or the date by which a stated quantity of loans for securitization has been made. Under the Prudential Program, the Company was required to fund a reserve account, which was approximately $2 million at March 31, 1999. If CRIIMI MAE is unable to exercise its option, the Company will forfeit the amount of the reserve account.

         On October 5, 1998, Citibank sent the Company a letter alleging that the Company was in default under the Citibank Program and that it was terminating the Citibank Program. The Company and Citibank negotiated a Stipulation and Consent Order (the "Order"), entered by the Bankruptcy Court on April 5, 1999, regarding the Citibank Program. The Order provides that Citibank will, with CRIIMI MAE's cooperation, sell the loans originated under the Citibank Program provided that the sale results in CRIIMI MAE receiving minimum net proceeds of not less than $3.5 million, after satisfying certain amounts due to Citibank under the Citibank Program from the amount held in the reserve account. The minimum net proceeds provision may be waived by written agreement of the Company, the Official Committee of Unsecured Creditors in the Company's Chapter 11 case (the "Unsecured Committee") and the Official Committee of Equity Security Holders in the Company's Chapter 11 case (the "Equity Committee"). CRIIMI MAE is in discussion with Prudential to sell the loan originated under the Prudential Program. There can be no assurance that an agreement will be reached with Prudential or, if reached, that such agreement would be approved by the Bankruptcy Court.

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

         Subsequent to the Chapter 11 filing, CRIIMI MAE decided to sell the loans originated in conjunction with the Programs. As a result of the Company's decision to sell the loans and because a sale of the loans will result in less proceeds than would ordinarily be realized in a securitization (which was the Company's original intent), the Company recorded, during the fourth quarter of 1998, additional unrealized losses of $ 12.7 million.

         The Company's potential loss amount for the Citibank Program decreased by $3.9 million in the first quarter of 1999. This is primarily the result of an improvement in the related hedging position. The $3.9 million was recognized as an unrealized gain on warehouse obligation in the first quarter of 1999.


7.       INSURED MORTGAGE SECURITIES

         CRIIMI MAE's consolidated portfolio of mortgage securities is comprised of FHA-Insured Certificates and GNMA Mortgage-Backed Securities. Additionally, mortgage securities include Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by GNMA Mortgage-Backed Securities, as discussed below. As of March 31, 1999, approximately 17% of CRIIMI MAE's investment in mortgage securities were FHA-Insured Certificates and 83% were GNMA Mortgage-Backed Securities (including certificates which collateralize Freddie Mac participation certificates). FHA-Insured Certificates and GNMA Mortgage-Backed Securities are collectively referred to herein as "mortgage securities."

CRIIMI MAE owns the following mortgages directly or indirectly through its wholly-owned subsidiaries:

                                                                         As of March 31, 1999
                                                                         --------------------
                                                                                              Weighted
                                              Number of                                       Average
                                              Mortgage            Fair        Amortized       Effective       Weighted Average
                                              Securities        Value(1)        Cost          Interest Rate    Remaining Term
                                              ----------       ----------     ---------       -------------   ---------------
CRIIMI MAE                                          1          $5,505,539   $   5,448,966          8.00%              36 years
CRIIMI MAE Financial Corporation                   39         148,368,509     146,713,141          8.33%              30 years
CRIIMI MAE Financial Corporation II                53         227,966,605     227,456,045          7.21%              28 years
CRIIMI MAE Financial Corporation III               25          73,635,975      72,628,771          8.01%              30 years
                                              -------        ------------   -------------     ----------      ----------------
                                                  118        $455,476,628   $ 452,246,923          7.71%(3)           29 years(3)
                                              =======        ============   =============     =============   ===================


                                                                        As of December 31, 1998
                                                                        -----------------------
                                                                                              Weighted
                                              Number of                                       Average
                                              Mortgage            Fair        Amortized       Effective       Weighted Average
                                              Securities        Value(1)        Cost          Interest Rate    Remaining Term
                                              ----------       ----------     ---------       -------------   ---------------

CRIIMI MAE                                           1       $  5,511,707    $  5,455,114          8.00%              36 years
CRIIMI MAE Financial Corporation(2)                 40        161,382,142     158,832,182          8.26%              30 years
CRIIMI MAE Financial Corporation II(2)              55        232,560,966     231,973,794          7.18%              28 years
CRIIMI MAE Financial Corporation III(2)             27         88,640,406      87,376,578          8.00%              30 years
                                                ------       ------------    ------------     ----------      ----------------
                                                   123       $488,095,221    $483,637,668          7.69%(3)           29 years(3)
                                                ======       ============    ============     =============   ===================

(1) See Note 4 for discussion of fair value methodology.

(2) During the three months ended March 31, 1999, there were five prepayments of mortgage securities held by CRIIMI MAE's financing subsidiaries. These prepayments generated net proceeds of approximately $31.1 million and resulted in net financial statement gains of $807,204, which are included in gains on mortgage securities dispositions on the accompanying consolidated statement of income for the three months ended March 31, 1999.

(3) Weighted Average was computed using total amortized cost of the mortgage securities.

         As a result of the CBO-2 transaction (see Note 5), the Company, in accordance with GAAP, no longer classifies its mortgage securities as Held to Maturity. The Company's mortgage securities are now classified as Available for Sale. As a result, the Company now carries its mortgage securities at fair value. The difference between the amortized cost and the fair value of mortgage assets recorded at fair value represents the net unrealized gains on those mortgage securities, which is reported as a separate component of shareholders' equity as of March 31, 1999 and December 31, 1998.

8.       RECONCILIATION OF FINANCIAL STATEMENT NET INCOME TO TAX
         BASIS INCOME

         Reconciliations of the financial statement net income to the tax basis income for the three months ended March 31, 1999 and 1998, are as follows:


                                                                         For the three months ended March 31,
                                                                               1999             1998
                                                                               ----             ----
Consolidated financial statement
  net income                                                                  $14,820,483      $13,895,428
Reamortization of Subordinated CMBS                                            14,235,861        2,263,025
Interest expense adjustments for collateralized bond obligation                (8,767,735)              --
Amortization and other interest expense adjustments                           (1,185,677)         (476,412)
Equity in earnings from investments                                             1,296,418           87,818
Net gains on mortgage security dispositions                                       203,230          163,012
Gain on originated loan disposition                                                72,535               --
Amortization of assets acquired in the Merger                                     719,394          719,394
Unrealized gain on warehouse obligation                                       (3,946,475)               --
Reorganization items                                                            3,544,020               --
Other                                                                             (15,451)          (9,448)
                                                                             ------------      -----------

Tax basis income                                                             $ 20,976,603      $16,642,817
                                                                             ============      ===========


Dividends accrued or paid on preferred shares                                  (1,403,534)      (1,639,497)
                                                                             ------------      -----------

Tax basis income available to common
  shareholders                                                               $ 19,573,069      $15,003,320
                                                                             ============      ===========


Tax basis income per share                                                   $       0.37      $      0.34
                                                                             ============      ===========


Tax basis shares outstanding                                                   53,553,161       44,413,164
                                                                             ============      ===========

         Differences between financial statement net income and the tax basis income available to common shareholders principally relate to differences in the methods of accounting for Subordinated CMBS (see also Note 5), a portion of reorganization costs not deductible for tax purposes, unrealized gain on warehouse position, amortization of certain deferred costs and merger of the CRI Mortgage Businesses.

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

9.       OBLIGATIONS UNDER FINANCING FACILITIES

         Default Declarations

         As a result of the bankruptcy petition filed on October 5, 1998, certain lenders have declared defaults or otherwise taken action against the Company with respect to a number of CRIIMI MAE's financing facilities. See Note 16 for a discussion of material litigation between the Company and various creditors and agreements the Company has reached with certain of these creditors.

         The following table summarizes CRIIMI MAE's debt outstanding as of March 31, 1999 and December 31, 1998:

                                         Three months ended March 31, 1999                         Year ended December 31, 1998
                                         ---------------------------------                         ----------------------------
                                                                                Stated
                               Balance       Eff. Rate     Avg      Average    Maturity       Balance     Eff. Rate  Avg     Avg
Type of Debt                 at Qtr End    at Qtr. End   Balance   Eff. Rate     Date (9)   at Year End   at Yr End  Bal.  Eff. Rate
------------                ------------   -----------  --------   ---------  -----------   -----------   ---------  ----  ---------

Securitized Mortgage
  obligations:

  FHLMC Funding Note(1)     $216,421,621       7.4%      $218,622,001    7.4%   Sept 2031  $220,822,380    7.4%  $229,137,117   7.4%

  FNMA Funding Note(2)        70,230,093       7.3%        77,490,429    7.3%   March 2035   84,750,764    7.3%   119,316,182   7.3%

  CMO (3)                    135,517,850       7.4%       143,023,213    7.4%   Jan 2033    150,528,576    7.4%   166,408,357   7.4%

  CMO-Loan Originations(6)   380,207,529       6.5%       383,480,240    6.5%   Oct 2001-
                                                                                  May 2008  386,752,951    6.5%   222,114,163   6.5%

  Subordinated CMBS  (7)     276,534,877       9.0%       177,326,758    8.3%   Nov 2006-
                                                                                 Nov 2012   117,831,435(4) 7.7%   122,861,289   7.6%

Variable-Rate Secured borrowings -
  Subordinated CMBS (8)      786,034,133       6.1%       894,525,177    6.2%   April 1999-
                                                                                 Sept 2000   932,236,674   7.2%   802,562,377   6.8%

Bank term loans                3,050,000       6.4%         3,050,000    6.4%   Dec 1998     3,050,000(5)  1.8%     3,000,238   3.9%


Working capital line of
  credit                      40,000,000       6.7%        40,000,000    6.8%   Dec 1998    40,000,000     7.2%    21,918,727   7.3%

Bridge Loan                   49,749,522       7.2%        49,749,522    7.2%   Feb 1999    49,749,522     7.8%    19,765,489   7.7%

Senior unsecured notes       100,000,000       9.1%       100,000,000    9.1%   Dec 2002   100,000,000     9.1%    99,902,312   9.1%
                          --------------                                                --------------
   Total                  $2,057,745,625                                                $2,085,722,302
                          ==============                                                ==============

(1) As of March 31, 1999 and December 31, 1998, the face amount of the note was $224,513,971 and $229,005,558, respectively, with unamortized discount of $8,092,350 and $8,183,178, respectively. During the three months ended March 31, 1999 and 1998, discount amortization of $90,828 and $89,082, respectively, was recorded as interest expense.

(2) As of March 31, 1999 and December 31, 1998, the face amount of the note was $72,055,236 and $86,620,792, respectively, with unamortized discount of $1,825,143 and $1,870,028, respectively. During the three months ended March 31, 1999 and 1998, discount amortization of $44,885 and $8,221, respectively, was recorded as interest expense.

(3) As of March 31, 1999 and December 31, 1998, the face amount of the note was $139,755,459 and $154,840,829, respectively, with unamortized discount of $4,237,609 and $4,312,253, respectively. During the three months ended March 31, 1999 and 1998, discount amortization of $74,664 and $163,230, respectively, was recorded as interest expense.

(4) Balance represents face amount of notes, as the issuance did not include any bond discount.

(5) The effective interest rate as of December 31, 1998 includes the impact of a rate reduction agreement which was in place from July 1995 through December 31, 1998, providing for a reduction in the rate on a portion of the loans based on balances maintained at the bank. The effective interest rate as of March 31, 1999 does not include the impact of the rate reduction agreement due to the Company's Chapter 11 filing.

(6) As of March 31, 1999 and December 31, 1998, the face amount of the debt was $385,861,457 and $392,752,908 with unamortized discount of $5,653,928 and
$5,999,957, respectively. During the three months ended March 31, 1999 and 1998, discount amortization of $346,029 and $0, respectively, was recorded in interest expense.

(7) As of March 31, 1999 and December 31, 1998, the face amount of the debt was $328,446,000 and $122,612,000 with an unamortized discount of $51,499,522 and
$4,780,565, respectively . During the three months ended March 31, 1999 and 1998, discount amortization of $194,235 and $0, respectively, was recorded in interest expense.

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

         As a result of this transaction, control was retained over $123 million of the securities because CRIIMI MAE has the right to call the securities. The $345 million of non-callable investment grade securities were treated as a sale, the corresponding assets and debt were de-recognized from the balance sheet and a gain of $28.8 million was recognized through earnings. The $123 million of callable investment grade securities and the corresponding amount of debt are recorded on the balance sheet.

         On March 5, 1999, the CBO-2 BBB Bonds with $205.8 million face amount and a coupon rate of 7% were sold in a transaction accounted for as a financing by the Company rather than a sale. Of the $159 million of net sale proceeds, $141.2 million was used to repay variable-rate secured borrowings under the agreement with Morgan Stanley and $17.8 million was remitted to CRIIMI MAE. This resulted in CRIIMI MAE recognizing a fixed-rate liability for these bonds in the amount of gross proceeds.

Collateralized Mortgage Obligations - Originated Loans

         In the June 1998 CMO-IV transaction, through the securitization of $496 million of originated or acquired commercial mortgage loans, CRIIMI MAE sold $397 million face amount of fixed-rate investment grade debt securities. CRIIMI MAE retained call options on all of the securities such that control was not relinquished. Therefore, the mortgage loans remain on CRIIMI MAE's balance sheet as assets for accounting purposes, along with the related debt for all securities sold by CRIIMI MAE.

         The securities were issued at a discount of approximately $6.6 million. Such discount, as well as approximately $6.7 million of deferred costs and securitization transaction costs are amortized on a level yield basis over the expected life of the related security. The securities not sold to third parties were partially financed with secured borrowings. The lending agreements are secured by certain of the CMO-IV securities retained by CRIIMI MAE with an aggregate fair value of approximately $91.9 million as of March 31, 1999.

         On April 5, 1999, the Company finalized an agreement by which, Salomon Smith Barney, in cooperation with CRIIMI MAE, will sell two classes of investment grade CMBS from CMO-IV (face amount of $45.9 million) constituting a portion of the collateral security advances under the Citicorp Financing agreements. This transaction will be accounted for as a financing and not a sale. This will result in the Company recognizing a fixed-rate liability for these bonds, when they are sold, in the amount of gross proceeds.

Variable Rate Secured Borrowings-CMBS

         As previously discussed, when CRIIMI MAE purchased Subordinated CMBS, it initially financed (generally through secured borrowings) a portion of the purchase price of the Subordinated CMBS. These secured borrowings were either provided by the issuer of the CMBS pool or through master secured borrowing agreements, as discussed below. As of March 31, 1999, the secured borrowings on Subordinated CMBS have interest rates that are generally based on the one-month London Interbank Offered Rate (LIBOR), plus a spread ranging from 0.5% to 1.5%. Due to the Chapter 11 filing and the automatic stay provisions granted under the Bankruptcy Code, the actual maturity date is undeterminable for facilities that have expired or will expire in 1999 per the stated maturities.

         As discussed above, on March 5, 1999, the CBO-2 BBB Bonds were sold in a transaction that was accounted for a financing rather than a sale. Of the $159.0 million of net sale proceeds, $141.2 million was used to repay variable rate secured borrowings.

         The secured borrowing agreements are secured by certain rated CMBS security tranches with an aggregate fair value of approximately $859.6 million as of March 31, 1999 and $1.1 billion as of December 31, 1998. CRIIMI MAE's short-term variable rate financing facilities require that the value of the collateral securing the facilities meet a minimum loan-to-value ratio. If the value of the collateral is perceived such that the minimum loan-to-value ratio is not met, then the lender may require the Company to post cash or additional collateral with sufficient value to cure the perceived value deficiency. At March 31, 1999, CRIIMI MAE had secured borrowing agreements with German American Capital Corporation, Lehman ALI, Inc. First Union National
Bank of North Carolina,   Morgan  Stanley,  Merrill  Lynch  and Citicorp
Securities,   Inc. ("Citicorp"). These secured borrowing agreements qualify as
financings under FAS 125  because   CRIIMI  MAE  is  required   to  purchase
the  same   securities collateralizing the borrowing before their maturity.
Citicorp and Morgan Stanley have each taken the position that CMBS that were pledged to them by the Company were instead sold to them by the Company because the transactions between the parties were documented using Bond Market Association Master Repurchase Agreement forms. The Company disputes the positions of both Citicorp and Morgan Stanley and has filed two complaints contesting their claims of ownership. If, however, Citicorp and Morgan Stanley prevail, the portfolio value of the Company's owned securities would decrease by the amount of bonds that are deemed to have been sold to Citicorp or Morgan Stanley and the corresponding obligations would also decrease. (See Note 16 ).

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

Bank Term Loans

         In connection with the Merger, CM Management assumed certain debt of certain mortgage businesses affiliated with C.R.I., Inc. in the principal amount of $9.1 million (the "Bank Term Loan"). The Bank Term Loan is secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and is guaranteed by CRIIMI MAE. The loan required quarterly principal payments of $650,000 and matured on December 31, 1998. The amount outstanding as of March 31, 1999 and December 31, 1998 was $1.3 million. Interest on the loan is based on CRIIMI MAE's choice of one, two or three-month LIBOR, plus a spread of 1.25%.

         In addition, in connection with a Real Estate Owned Property, CRIIMI MAE has a loan secured by the Real Estate Owned Property and guaranteed by CRIIMI MAE. The loan requires monthly interest payments and a balloon principal payment at maturity. The loan was made January 22, 1998 and matures August 1, 1999. The amount outstanding as of March 31, 1999 and December 31, 1998 was $1.75 million. Interest on the loan is based on LIBOR, plus a spread of 1.5%.

Working Capital Line of Credit

         In late 1996, CRIIMI MAE entered into an unsecured working capital line of credit provided by two lenders with a termination date of December 31, 1998, which provides for up to $40 million in borrowings. Outstanding borrowings under this line of credit are based on interest at one-month LIBOR, plus a spread of 1.75%. As of March 31, 1999 and December 31, 1998, $40 million in borrowings were outstanding under this facility.

Bridge Loan

         In August 1998, CRIIMI MAE entered into a bridge loan for $50 million provided by a lender. The total unpaid principal balance and accrued interest was due in February 1999. Outstanding borrowings under this facility based on interest at one-month LIBOR, plus a spread of 2.25%. As of March 31, 1999 and December 31, 1998, approximately $50 million in borrowings was outstanding under this loan.

Other Debt Related Information

         Changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 57% of CRIIMI MAE's consolidated debt as of March 31, 1999. Fluctuations in interest rates will continue to impact the value of that portion of CRIIMI MAE's mortgage assets which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the variable-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining variable-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any variable-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. Furthermore, CRIIMI MAE has interest rate risk to the extent that the LIBOR interest rate increases between the current rate, as of March 31, 1999, of 5.06% and the cap rate. However, CRIIMI MAE's investment policy requires that at least 75% of variable-rate debt be hedged. As of March 31, 1999, 88% of CRIIMI MAE's variable-rate debt is hedged.

         For the quarter ended March 31, 1999, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts and deferred financing fees of approximately $1.5 million, was approximately 7.2%. This does not include the write-off of costs and discounts related to liabilities subject to Chapter 11. As of March 31, 1999 , CRIIMI MAE's debt-to-equity ratio was approximately 6.6 to 1.0 and CRIIMI MAE's non-match-funded debt-to-equity ratio was approximately 3.1 to 1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0, among other requirements.

10.      INTEREST RATE PROTECTION AGREEMENTS

         CRIIMI MAE has entered into interest rate protection agreements to partially limit the adverse effects of rising interest rates on its variable-rate borrowings. Interest rate caps ("caps"), as shown below, provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. All of the caps qualify for hedge accounting treatment. Therefore the related cost, as well as gains or losses on terminated positions, have been deferred as a component of the related debt. At March 31, 1999, CRIIMI MAE held caps with a notional amount of $775 million and the caps are used to hedge $775 million of the Company's variable rate debt.


Notional
Amount                     Effective Date        Maturity Date (2)      Cap (2)         Index
-----------                ---------------       ----------------      -------          ----------
$ 100,000,000              April 8, 1997         April 10, 2000        6.6875%          1M LIBOR
  100,000,000              September 22, 1997    September 22, 2000    6.6563%          1M LIBOR
  100,000,000              December 7, 1997      November 7, 2000      6.6563%          1M LIBOR
   50,000,000              December 23, 1997     December 23, 2000     6.9688%          1M LIBOR
  100,000,000              March 11, 1998        March 10, 2001        6.6875%          1M LIBOR
  100,000,000              March 31, 1998        March 31, 2001        6.6875%          1M LIBOR
  100,000,000              June 4, 1998          June 4, 2001          6.6563%          1M LIBOR
  100,000,000              June 26, 1998         June 26, 2001         6.6563%          1M LIBOR
   25,000,000              September 6, 1998     August 6, 2001        6.6523%          1M LIBOR
------------
$775,000,000 (1)
============


(1) CRIIMI MAE's designated interest rate protection agreements hedge CRIIMI MAE's variable-rate borrowing costs.

(2) The weighted average strike price is approximately 6.7% and the weighted average remaining term for these interest rate cap agreements is approximately
1.7 years.

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

11.      COMMON STOCK

Shelf Registration Statement

         The Company has on file with the Securities and Exchange Commission a Shelf Registration Statement on Form S-3 registering for sale of Debt Securities, Preferred Shares, Warrants, and Common Shares. CRIIMI MAE may, from time to time, offer in one or more series the securities in amounts, at prices and on terms set forth in supplements to the Registration Statement. As of March 31, 1999, a total amount of approximately $340 million remains available under the Shelf Registration Statement.


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


12.      PREFERRED STOCK

         CRIIMI MAE's charter authorizes the issuance of up to 25,000,000 shares of preferred stock, of which 150,000 shares have been designated as Series A Cumulative Convertible Preferred Shares, 3,000,000 shares have been designated as Series B Cumulative Convertible Preferred Shares, 300,000 shares have been designated as Series C Cumulative Convertible Preferred Shares and 300,000 shares have been designated as Series D Cumulative Convertible Preferred Shares as of March 31, 1999.

Series B Cumulative Convertible Preferred Stock

         In August 1996, CRIIMI MAE completed a public offering of 2,415,000 shares of Series B Cumulative Convertible Preferred Shares, with a par value of $0.01 per share (the "Series B Preferred Shares"), at an aggregate offering price of $60,375,000. The Series B Preferred Shares pay a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $0.30, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 2.2844 times one plus a conversion premium of 3%, subject to adjustment upon the occurrence of certain events. The Series B Preferred Shares are (i) convertible at the option of the holders and (ii) subject to redemption at CRIIMI MAE's sole discretion after the tenth anniversary of issuance. Each Series B Preferred Share is convertible into 2.2844 shares of common stock, subject to adjustment upon the occurrence of certain events. The liquidation preference and the redemption price on the Series B Preferred Shares equals $25 per share, together with accrued but unpaid dividends. There were 1,593,982 Series B Preferred Shares outstanding as of March 31, 1999. Dividends accrued on Series B Preferred Shares totaled $2,167,816 as of March 31, 1999 (of which, $1,083,908 was accrued for the first quarter of 1999 and $1,083,908 was accrued for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing).

Series C Cumulative Convertible Preferred Stock

         In March 1997, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company has the right to sell, and such investor is obligated to purchase, up to 300,000 shares of Series C Cumulative Convertible Preferred Stock, par value $.01 per share, through June 1998 at a price of $100 per share. The Series C Cumulative Convertible Preferred stock pays a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such quarterly dividend payment. The preferred stock will be convertible into shares of common stock at the option of the holders and is subject to redemption by CRIIMI MAE. Each Series C Preferred Share is convertible into common shares based on the following formula: the numerator is $100 and the denominator is a closing trade price within the conversion period on the average of the closing trade price or the applicable twenty-one day period immediately preceding the date of delivery, whichever is mutually acceptable. The liquidation preference and redemption price on the Series C Preferred Shares equals $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon. On September 23, 1997, 150,000 shares were issued under this agreement, resulting in net proceeds of approximately $15 million. On February 23, 1998, 150,000 Series C Preferred Shares were issued under this agreement, resulting in net proceeds of approximately $15 million. These proceeds were used to fund purchases of Subordinated CMBS. During the three months ended March 31, 1999, 20,000 Series C Preferred Shares were converted into 653,061 common shares, resulting in 103,000 Series C Preferred Shares outstanding at March 31, 1999. Dividends accrued on Series C Preferred Shares as of March 31, 1999 totaled $433,113 as of March 31, 1999 (of which $173,974 was accrued for the first quarter of 1999 and $259,139 for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing).

Series D Cumulative Convertible Preferred Stock

         In July 1998, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company had the right to sell, and such investor was obligated to purchase, up to 300,000 shares of Cumulative Convertible Preferred Stock par value $.01 per share at price of $100 per share. The Series D Cumulative Convertible Preferred Stock pays a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such quarterly dividend payment. The preferred stock will be convertible into shares of common stock at the option of the holders and is subject to redemption by CRIIMI MAE. Each Series D Preferred Share is convertible into common shares based on the following formula: the numerator is $100 and the denominator is a closing trade price within the conversion period on the average of the closing trade price or the applicable twenty-one day period immediately preceding the date of delivery, whichever is mutually acceptable. The liquidation preference and redemption price on the Series D Preferred Shares equals $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon. On July 31, 1998, 100,000 Series D Preferred Shares were issued under this agreement, resulting in net proceeds of approximately $10 million. There were no shares converted to common shares during the quarter, resulting in 100,000 shares outstanding at March 31, 1999. Dividends accrued on Series D Preferred Shares totaled $300,583 as of March 31, 1999 (of which, $145,652 was accrued for the first quarter of 1999 and $154,931 for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing).

13.      EARNINGS PER SHARE

         The following table reconciles basic and diluted earnings per share under FAS 128 for the three months ended March 31, 1999 and 1998.


                 For the three  months  ended  March 31,  1999   For the three  months ended  March  31,  1998
                 ---------------------------------------------   ---------------------------------------------
                                                 Income                                       Income
                                                Per Share                                   Per Share
                    Income         Shares        Amount         Income         Shares         Amount
                    ------         ------        ------         ------         ------         ------
Basic EPS
---------
Net Income
Available to
Common
Shareholders        13,416,949    53,008,855        $  0.25   $12,255,931      42,904,470       $  0.29

Effect of
Dilutive
Securities

Net effect of
assumed
exercise of
stock options               --            --                           --         943,732


Convertible
Preferred
Stock (1)              319,626     6,697,322                      262,500       1,110,825
                    ----------   -----------                   ----------     -----------

Diluted EPS
-----------
Income
available to
Common
Shareholders
and assumed
conversions        $13,736,575    59,706,177       $   0.23  $12,518,431       44,959,027      $   0.28
                   ===========   ===========       ========  ===========       ==========      ========


---------------------------
(1) 1,593,982 and 1,629,582 shares of Series B Preferred Shares were outstanding at March 31, 1999 and 1998, respectively. The common stock equivalents for these shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.

(2) Common stock equivalents are computed using the average common stock price for the quarter of $3.28 per share.

14.      EMPLOYEE RETENTION PLAN

         On December 18, 1998, the Company obtained Bankruptcy Court approval to adopt and implement an employee retention program ("the Employee Retention Plan") with respect to all employees of the Company other than certain key executives. On February 28, 1999, the Company received Bankruptcy Court approval authorizing it to extend the Employee Retention Plan to the key executives initially excluded, including modifying existing employment agreements and entering into new employment agreements with such key executives. The Employee Retention Plan provides for retention payments aggregating approximately $4.6 million, including payments to certain executives. Retention payments are payable semiannually over a two-year period. The first retention payment vested on April 5, 1999 and was paid on April 15, 1999. The entire unpaid portion of the retention payments will become immediately due and payable (i) upon the effective date of a plan of reorganization and, with respect to certain key executives, court approval or (ii) upon termination without cause. William B. Dockser, Chairman of the Board of the Company, and H. William Willoughby, President, are not currently entitled to receive any retention payments. Subject to the terms of their respective employment agreements, certain key executives will be entitled to severance benefits if they resign or their employment is terminated following a change of control. The other employees will be entitled to severance benefits if they are terminated without cause subsequent to a change of control of the Company and CM Management. In addition, options granted by the Company after October 5, 1998 shall immediately become exercisable upon a change of control.

15.      TRANSACTIONS WITH RELATED PARTIES

         Below is a summary of the related party transactions which occurred during the three months ended March 31, 1999 and 1998. These items are described further in the text which follows:

                                                                          For the three months ended
                                                                                     March 31,

                                                                            1999              1998
                                                                          --------          --------
Amounts received or accrued from related parties:
-------------------------------------------------
CRIIMI Inc.
  Income(2)                                                            $   277,037        $   353,448
  Return of Capital(6)                                                   1,509,618            814,771
                                                                       -----------        -----------

    Total                                                              $ 1,786,655        $ 1,168,219
                                                                       ===========        ===========

CRI/AIM Investment Limited Partnership (2)                             $   131,811        $   159,172
                                                                       ===========        ===========


Expense reimbursements to CRIIMI Management:
-------------------------------------------
  AIM Funds and CRI Liquidating (1)(4)                                 $    31,068         $   67,827
  CMSLP (1)                                                                293,459                 --
                                                                       -----------         ----------
    Total                                                              $   324,527         $   67,827
                                                                       ===========         ==========

Payments to CRI:
---------------
  Expense reimbursement - CRIIMI MAE(1)(3)                             $    48,776         $   67,710
                                                                       ===========         ==========


  Capital Hotel Group(5)                                                $   11,692         $    9,841
                                                                        ==========         ==========

Other(7)                                                                $       --         $       --
                                                                        ==========         ==========

(1) Included in general and administrative expenses on the accompanying consolidated statements of income.

(2) Included as equity in earnings from investments on the accompanying consolidated statements of income.

(3) Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to C.R.I., Inc. as reimbursement for expenses incurred by the Adviser on behalf of CRIIMI MAE. In connection with the Merger, on June 30, 1995, CRIIMI MAE was no longer required to reimburse the Adviser, as these expenses are now directly incurred by CRIIMI MAE. However, pursuant to an agreement between CRIIMI MAE and C.R.I., Inc. (the "CRI Administrative Services Agreement"), C.R.I., Inc. provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI MAE's business. CRIIMI MAE uses the services provided under the C.R.I., Inc. Administrative Services Agreement to the extent such services are not performed by CM Management or provided by another service provider. The CRI Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE.

(4) Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to C.R.I., Inc. as reimbursement for expenses incurred by the Adviser on behalf of CRI Liquidating and the AIM Funds. The transaction in which CRIIMI MAE became a self-administered REIT had no impact on CRI Liquidating's or the AIM Funds' financial statements except that the expense reimbursements previously paid to C.R.I., Inc. are, effective June 30, 1995, paid to CM Management.

(5) Included as a reduction of net income earned from Real Estate Owned property which is included in other investment income on the accompanying consolidated statements of income.

(6)  Included  as  a  reduction  of  equity   investments  on  the  accompanying
consolidated balance sheets.

(7) The Principals have certain management interests and equity investments in two borrowers whose mortgage loans have an aggregate balance of approximately $22 million which were included in CMO-IV. These two mortgage loans were originated and underwritten by Citicorp Real Estate, Inc. and were made to CRI Hotel Income Partners, L.P. (the "CRI Hotel Loan") and Arboretum Village, L.P. (the "Arboretum Village Loan"). The Principals are the Chairman and President, respectively, of, and holders of a 100% equity interest in C.R.I., Inc., which is the general partner of CRICO Hotel Associates I, L.P., the general partner of CRI Hotel Income Partners, L.P. C.R.I., Inc. is also the managing general partner of Capital Realty Investors III Limited Partnership which is a limited partner in Arboretum Villages, L.P. The Principals are also the Chairman and President, respectively and holders of a 100% equity interest in C.R.H.C. Incorporated which is the general partner of Arboretum Villages, L.P.


16.      LITIGATION

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

          The Debtors did not file a plan of reorganization during the initial exclusivity period. However, the Bankruptcy Court has granted the motion to extend the Company's exclusive right to file a plan of reorganization through August 2, 1999 and to solicit acceptances thereof through October 3, 1999.

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

         On January 12, 1999, the Company and Morgan Stanley agreed upon and filed with the Bankruptcy Court a stipulation and consent order, which was approved by the Bankruptcy Court and entered on January 26, 1999. The consent order provided, among other things, for the following: (i) an agreed sale procedure for the CBO-2 BBB Bonds during a specified sale period; (ii) the payment of a portion of the sale proceeds of the CBO-2 BBB Bonds to the Company;
(iii) a standstill period relating to the Wells Fargo Bonds through March 31, 1999 unless otherwise extended by the Company and Morgan Stanley, during which time Morgan Stanley may not sell, pledge, encumber or otherwise transfer the Wells Fargo Bonds and (iv) the postponement of the litigation with Morgan Stanley while the parties seek a permanent resolution of their disputes. On March 5, 1999, the CBO-2 BBB Bonds were sold. Of the $159 million in net sale proceeds, $141.2 million was used to repay the Company's borrowings under the agreement with Morgan Stanley, and $17.8 million was remitted to CRIIMI MAE. As a result of the transaction, CRIIMI MAE's litigation against Morgan Stanley has been resolved with respect to the CBO-2 BBB Bonds to the satisfaction of both parties. The Company and Morgan Stanley have agreed to extend the standstill period with respect to the Wells Fargo Bonds through May 15, 1999. At the end of this standstill period, Morgan Stanley has until May 25, 1999 to respond to the Company's complaint and resume litigation with respect to the Wells Fargo Bonds, unless the standstill period is further extended by the parties or an agreement between the parties is reached.

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

         First Union

         The Company has also had discussions with First Union National Bank ("First Union"). First Union, a creditor of both the Company and CM Management, is asserting substantial secured and unsecured claims. On or about March 23, 1999, First Union filed in each of the Company's and CM Management's Chapter 11 cases a motion for relief from the automatic stay pursuant to section 362(d) of the United States Bankruptcy Code. On or about March 26, 1999, First Union requested that the Court dismiss without prejudice both motions. On April 20, 1999, First Union refiled its motions for relief from the Automatic Stay. The hearing was originally scheduled for May 14, 1999, but has been adjourned by consent until July 2, 1999. The Company believes that First Union's asserted interest in certain collateral is adequately protected and it intends to oppose First Union's motion. The Company and First Union, however, continue to have discussions aimed at resolving the open issues between the parties, including, but not limited to, the validity of First Union's liens, adequate protection of First Union's interests and an appropriate sharing of what First Union asserts is its cash collateral. There can, however, be no assurance that the Company and First Union will reach an agreement.

Arrangements with Other Creditors

         In addition to the foregoing, the Company has had discussions with other secured creditors against whom the Company was not engaged in litigation. One such creditor is German American Capital Corporation ("GACC"). On February 3, 1999, the Bankruptcy Court approved an Amended Consent Order between the Company and GACC that provides for the following: (a) acknowledgement that GACC has a valid perfected security interest in its collateral; (b) authority for GACC to hedge its loan, subject to a hedge cost cap; and (c) as adequate protection, sharing of cash collateral on a 50/50 basis, after payment of interest expense, with the percentage received by GACC to be applied to reduce principal and pay certain hedge costs, if any. In addition, the Company is prohibited from using GACC's cash collateral for certain purposes, including loan originations and Subordinated CMBS acquisitions. The Amended Consent Order expired April 28, 1999. The Company and GACC have agreed to extend the Amended Consent Order until August 2, 1999, and a stipulation to that effect has been signed by the Company and GACC and submitted to the Court for approval.

Shareholder Litigation

         The Company is aware that certain plaintiffs filed 20 separate class action civil lawsuits (the "Complaints") in the United States District Court for the District of Maryland (the "District Court") against certain officers and directors of the Company between October 7, 1998 and November 30, 1998. On March 9, 1999, the District Court ordered the consolidation of the Complaints into a single action entitled "In Re CRIIMI MAE, Inc. Securities Litigation." On April 23, 1999, a group of thirteen putative members of the class of individuals who allegedly suffered damages during the class period between February 20, 1998 and October 5, 1998 (collectively, the "Plaintiffs") filed an Amended and Consolidated class action Complaint alleging violations of federal securities laws (the "Consolidated Amended Complaint"). The Consolidated Amended Complaint names as defendants William B. Dockser, as Chairman of the Board of Directors of CRIIMI MAE, H. William Willoughby as a member of the Board of Directors and/or an officer of CRIIMI MAE, and Cynthia O. Azzara as an officer of CRIIMI MAE (collectively, the "Defendants"). Although CRIIMI MAE and CM Management have not been named as defendants, both companies are subject to indemnity obligations to the Defendants under the provisions of their respective constituent documents, the Defendants' employment contracts and applicable state law. CRIIMI MAE has directors and officers liability insurance policies that have a combined coverage limit of $20 million.

         The Consolidated Amended Complaint alleges generally that the Defendants violated Section 10(b) of the Securities and Exchange Act of 1934 as amended (the "Exchange Act") by, among other things, making false statements of material fact and failing to disclose certain material facts concerning, among other things, CRIIMI MAE's business stratey and its ability to meet collateral calls from lenders. The Consolidated Amended Complaint also generally alleges that the Defendants violated Section 20(a) of the Exchange Act because each Defendant was allegedly a "controlling person" as that term is defined under
Section 20(a).

         The relief sought in the Consolidated Amended Complaint includes all or substantially all of the following: (i) certification of a class under Rule 23 of the Federal Rules of Civil Procedure; (ii) certification of the Plaintiffs as class representatives and as lead plaintiffs and their counsel as lead counsel;
(iii) award of monetary damages, including compensatory and rescissionary damages and interest thereon; (iv) a judgment awarding the Plaintiffs and the Class their counsel fees, experts' fee and other costs of suit; (v) award to the Plaintiffs such other relief as the District Court deems just and proper or as the District Court otherwise requires; and (vi) trial by jury.

         The motion by the Plaintiffs requesting the District Court to appoint the Plaintiffs as lead plaintiffs under the Private Securities Litigation Reform Act of 1995 and to approve, among other things, certain law firms as counsel to the lead plaintiffs (the "Motion") remains pending. Defendants Dockser, Willoughby and Azzara have opposed the Motion. The District Court has deferred a decision on the Motion until a later date.

         CRIIMI MAE and the Defendants are continuing to investigate the allegations in the Complaints. The Defendants intend to defend vigorously the claims asserted in the Complaint. CRIIMI MAE cannot predict with any degree of certainty the ultimate outcome of such litigation.

17.      Segment Reporting

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

         Portfolio investment primarily includes (i) acquiring non-investment grade subordinated securities (rated below BBB-) or unrated securities backed by pools of mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS"), (ii) originating and underwriting commercial mortgage loans, (iii) securitizing pools of commercial mortgage loans and resecuritizing pools of Subordinated CMBS. The Company's income is primarily generated from these investments.

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

         Revenues, expenses and assets are accounted for in accordance with the accounting policies set forth in Note 3, "Summary of Significant Accounting Policies." Overhead expenses, such as administrative expenses, are allocated either directly to each business line or through estimates based on factors such as number of personnel or square footage of office space.

         The following table details the Company's financial performance by these two lines of business for the quarter ended March 31, 1999, and 1998. The basis of accounting used in the table is GAAP.


                                          For the three months ended March 31,
                                                          1999
                                                         ------
                                               Portfolio            Mortgage
                                              Investment            Servicing       Elimination(1)     Consolidated
                                             -----------            ---------       -------------     -------------
Interest Income - Subordinated CMBS         $  38,485,145           $     --        $        --       $  38,485,145
Interest Income-Insured  Mortgage
  Securities                                    8,900,308                 --                 --           8,900,308
Interest Income-Originated Loans                8,840,827                 --                 --           8,840,827
Interest Income-Other                                  --            572,755           (572,755)                 --
Servicing Income                                       --          1,613,945         (1,613,945)                 --
Gain on mortgage security dispositions            908,604                 --                 --             908,604
Unrealized gain on warehouse obligation         3,946,475                 --                 --           3,946,475
Other income                                      944,235          1,286,280         (3,201,115)           (970,600)
                                               ----------         ----------        -----------        ------------
           Total Revenue                       62,025,594          3,472,980         (5,387,815)         60,110,759
                                               ----------         ----------        -----------        ------------

General and Administrative                     (2,634,114)        (4,482,283)         4,482,283          (2,634,114)
Interest Expense                              (36,428,930)           (14,448)            14,448         (36,428,930)
Other expenses                                   (719,394)        (1,002,962)         1,002,962            (719,394)
Reorganization Items                           (5,507,838)                --                 --          (5,507,838)
                                               -----------        ----------         ----------        ------------
           Total Expenses                     (45,290,276)        (5,499,693)         5,499,693         (45,290,276)
                                              -----------       ------------         ----------        ------------

Net Income                                     16,735,318         (2,026,713)           111,878          14,820,483
                                              -----------       ------------        -----------         -----------
Preferred dividends accrued                    (1,403,534)                --                 --          (1,403,534)
                                              ===========       ============         ==========         ===========

Net Income Available to common
  shareholders                                $15,331,784       $ (2,026,713)        $  111,878       $ 13,416,949
                                              -----------       ------------         ----------       ------------

Total Assets                               $2,399,008,962        $24,820,676         $(2,917,485)   $2,420,912,153
                                           ==============        ===========         ===========    ==============


(1) The Company performs the mortgage servicing function through CMSLP which is accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it is accounted for in the Company's consolidated financial statements.


                                          For the three months ended March 31,
                                                          1998
                                                          ----
                                              Portfolio             Mortgage
                                              Investment            Servicing       Elimination(1)     Consolidated
                                             -----------            ---------       -------------     -------------
Interest Income - Subordinated CMBS         $  30,891,021          $      --        $     --          $  30,891,021
Interest Income-Insured Mortgage
  Securities                                   11,588,237                 --              --             11,588,237
Interest Income-Other                                  --            737,074        (737,074)                    --
Servicing Income                                       --          1,453,903      (1,453,903)                    --
Gain on mortgage security dispositions             46,449                 --              --                 46,449
Other income                                    1,584,185            935,287        ( 28,438)             2,491,034
                                            -------------         ----------     -----------           ------------
           Total Revenue                       44,109,892          3,126,264      (2,219,415)            45,016,741
                                            -------------        -----------     ------------          ------------

General and Administrative                     (2,983,757)        (1,654,755)      1,654,755             (2,983,757)
Interest Expense                              (27,391,853)          (125,627)        125,627            (27,391,853)
Other expenses                                   (745,703)          (407,883)        407,883               (745,703)
                                            -------------        -----------     -----------           ------------
           Total Expenses                     (31,121,313)        (2,188,265)      2,188,265            (31,121,313)
                                            -------------        -----------     -----------           ------------

Net Income                                     12,988,579            937,999         (31,150)            13,895,428
Preferred dividends accrued or paid            (1,639,497)                --              --             (1,639,497)
                                            -------------        -----------     -----------           ------------
Net Income Available to common
  shareholders                              $  11,349,082        $   937,999     $   (31,150)          $ 12,255,931
                                            =============        ===========     ===========           ============

Total Assets                                $2,204,679,941       $30,945,041     $(7,146,606)        $2,228,478,376
                                            ==============       ===========     ============        ==============


(1) The Company performs the mortgage servicing function through CMSLP which is accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it is accounted for in the Company's consolidated financial statements.

18.      Financial Statements for the Debtor Entities

         The following are unconsolidated financial statements for CRIIMI MAE, CM Management and Holdings II:

                                                  CRIIMI MAE Inc.
                                                   BALANCE SHEET
                                                  (Unconsolidated)

                                                                    March 31, 1999           December 31, 1998
                                                                    --------------           -----------------
Assets
    Subordinated CMBS, at fair value                                 $ 903,037,209              $1,071,872,143
    Insured Mortgage security, at fair value                             5,505,540                   5,511,707
    Receivables and Other Assets                                        78,649,465                  74,226,682
    Cash and Cash Equivalents                                           51,603,944                  22,714,828
    Investment in Subsidiaries                                         244,632,099                 246,817,957
                                                                    --------------              --------------
              Total Assets                                          $1,283,428,257              $1,421,143,317
                                                                    ==============              ==============

Liabilities
    Accounts Payable and other Accrued Expenses                     $    9,174,805               $   7,374,281
    Liabilities Subject to Chapter 11 Proceedings                      961,624,883               1,105,892,131
                                                                    --------------               -------------
              Total Liabilities                                        970,799,688               1,113,266,412
                                                                    ==============               =============


Shareholders' Equity
    Convertible Preferred Stock                                             17,970                      18,170
    Common Stock                                                           535,532                     528,981
    Additional paid-in capital                                         531,953,248                 525,621,510
    Accumulated Other Comprehensive Income                            (219,878,181)               (218,291,756)
                                                                     -------------              --------------
Shareholders' Equity                                                   312,628,569                 307,876,905
                                                                    --------------              --------------
Total Liabilities and Shareholders' Equity                          $1,283,428,257              $1,421,143,317
                                                                    ==============              ==============



                                 CRIIMI MAE Inc.
                             STATEMENT OF NET INCOME
                            AND COMPREHENSIVE INCOME
                                (Unconsolidated)


                                                   For the three months ended
                                                         March 31, 1999*
                                                   --------------------------
Interest Income                                       $    30,250,850
Interest Expense                                          (16,803,626)
                                                      ---------------

      Net Interest Margin                                  13,447,224
                                                      ---------------


Equity in Earnings from Subsidiaries                        2,335,106
Other Income                                                  387,245
General and Administrative Expenses                          (141,443)
Amortization of Assets Acquired in Merger                    (719,394)
Unrealized gain (loss) on warehouse obligation              3,946,475
Reorganization Items                                       (4,434,730)
                                                      ---------------
      Subtotal                                              1,373,259
                                                      ---------------

      Net Income                                      $    14,820,483
                                                      ===============

      Other Comprehensive Income                           (1,586,425)
                                                       --------------
      Comprehensive Income                             $   13,234,058
                                                       ==============


* The Debtor filed a petition for relief under Chapter 11 on October 5, 1998. Therefore, comparable information for the three months ended March 31, 1998 is not presented.

                                                  CRIIMI MAE Inc.
                                           Notes to Financial Statements
                                                  March 31, 1999
                                                 (Unconsolidated)

1.       BASIS OF PRESENTATION

         GAAP requires that certain entities that meet specific criteria be consolidated with CRIIMI MAE including: CM Management and Holdings II (Debtors) and CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CRIIMI MAE Holdings Inc. (currently inactive), CRIIMI MAE Holdings L.P. (currently inactive), CRIIMI, Inc., and CRIIMI MAE CMBS Corporation (Non-Debtors). For purposes of this presentation CRIIMI MAE accounts for all subsidiaries (those consolidated under GAAP and those accounted for under the equity method under
GAAP) using the equity method of accounting.

         All entities that CRIIMI MAE would normally consolidate for GAAP purposes are being accounted for under the equity method of accounting. The equity method of accounting consists of recording an original investment in an investee as the amount originally contributed. Subsequently this investment is increased/(decreased) for CRIIMI MAE's share of the investee's income/(losses) and increased for additional contributions and decreased for distributions received from the investee. CRIIMI MAE's share of the investee's income is recognized as "Equity in earnings from subsidiaries" on the income statement.

         In management's opinion, with the exception of the matter discussed above, the financial statements of CRIIMI MAE contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CRIIMI MAE as of March 31, 1999 and December 31, 1998, and the unconsolidated results of its operations for the period January 1, 1999 through March 31, 1999.

                                            CRIIMI MAE Management, Inc.
                                                   BALANCE SHEET


Assets                                                        March 31, 1999         December 31, 1998
                                                              --------------         -----------------
    Note Receivable                                              $ 3,376,468               $ 3,376,468
    Cash and Cash Equivalents                                        894,340                   958,175
    Other Assets                                                   3,371,878                 3,332,116
    Investment in Subsidiaries                                    17,607,415                19,209,778
                                                                ------------               -----------
              Total Assets                                      $ 25,250,101               $26,876,537
                                                                ============               ===========


Liabilities
    Accounts Payable and other Accrued Expenses                  $ 2,717,967               $ 2,367,277
    Liabilities Subject to Chapter 11 Proceedings                  6,286,835                 6,150,787
                                                                ------------               -----------
              Total Liabilities                                    9,004,802                 8,518,064
                                                                ============               ===========
Shareholders' Equity                                              16,245,299                18,358,473
                                                                ------------               -----------
              Total Liabilities and Shareholders' Equity        $ 25,250,101               $26,876,537
                                                                ============               ===========

                                            CRIIMI MAE Management, Inc.
                                               STATEMENT OF NET LOSS


                                                                For the three months ended
                                                                      March 31, 1999*
                                                                --------------------------
Income
------
Interest Income - Note Receivable and short term interest income      $      91,446
                                                                      -------------

Expenses
--------
Equity in Loss from subsidiaries                                          1,463,918
Interest Expense                                                            111,864
Depreciation and Amortization                                               134,340
General and Administrative Expenses                                       2,122,848
Reorganization Items                                                        879,777
                                                                      -------------
      Total Expenses                                                      4,712,747
                                                                      -------------
Net Loss                                                              $  (4,621,301)
                                                                      =============


* CRIIMI MAE Management, Inc. filed a petition for relief under Chapter 11 on October 5, 1998. Therefore, comparable information for the three months ended March 31, 1998 is not presented.

                                            CRIIMI MAE Management, Inc.
                                           Notes to Financial Statements
                                                  March 31, 1999

1.       BASIS OF PRESENTATION

         In management's opinion, the accompanying unaudited financial statements of CM Management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CM Management on a stand-alone basis as of March 31, 1999 and December 31, 1998 and the results of its operations for the period January 1, 1999 to March 31, 1999, in accordance with GAAP.

                                                 Holdings II, L.P.
                                                   BALANCE SHEET

Assets                                                       March 31, 1999       December 31, 1998
                                                             --------------       -----------------
    Subordinated CMBS, at fair value                            $42,388,014             $43,001,454
    Interest Receivable                                           1,875,381               1,064,071
    Cash                                                                100                     100
                                                               ------------             -----------
              Total Assets                                     $ 44,263,495             $44,065,625
                                                               ============             ===========


Liabilities
    Other Accrued Expenses                                       $  249,966              $  209,213
    Liabilities Subject to Chapter 11 Proceedings                40,692,607              40,132,693
                                                               ------------              ----------
              Total Liabilities                                  40,942,573              40,341,906
                                                               ============              ==========
Partners' Equity
    Contributed Capital                                           6,136,492               5,927,429
    Accumulated Other Comprehensive Income                      (2,815,570)             (2,203,710)
                                                              -------------             -----------
    Partners' Equity                                              3,320,922               3,723,719
                                                               ------------             -----------
              Total Liabilities and Partners' Equity           $ 44,263,495             $44,065,625
                                                               ============             ===========

                                Holdings II, L.P.
             STATEMENT OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME


                                                                For the three months ended
                                                                      March 31, 1999*
                                                                --------------------------
Interest Income:
  Subordinated CMBS                                                $      796,669

Interest Expense:
  Variable rate secured borrowings - CMBS                                (559,913)
                                                                    -------------

Net Interest Margin                                                       236,756
                                                                    -------------

Reorganization Expense                                                   (193,328)
                                                                    -------------
Net Income (Loss)                                                   $      43,428
                                                                    =============

Other Comprehensive Income                                               (611,860)
                                                                    -------------
Comprehensive Income                                                $    (568,432)
                                                                    =============


* Holdings II L.P. filed a petition for relief under Chapter 11 on October 5, 1998. Therefore, comparable information for the three months ended March
31, 1998 is not presented.

                                                 Holdings II, L.P.
                                           Notes to Financial Statements
                                                  March 31, 1999


1.       BASIS OF PRESENTATION

         Holdings II's CMBS (2 tranches from CMO-IV) are carried as investments in loans at amortized cost basis in CRIIMI MAE's March 31, 1999 10-Q's consolidated financial statements. (See Notes 3 and 6 for discussion of this accounting.) On a stand-alone basis, GAAP requires that Holdings II's investment in CMBS be carried as securities (as opposed to loans) at fair value.

         In management's opinion, the accompanying unaudited financial statements of Holdings II contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Holdings II on a stand-alone basis as of March 31, 1999 and December 31, 1998 and the results of its operations for the period January 1, 1999 to March 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risk factors contained below and in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including its Annual Report on Form 10-K for the year ended December 31, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

         CRIIMI MAE Inc. (together with its consolidated subsidiaries, unless the context otherwise indicates, "CRIIMI MAE" or the "Company") is a fully integrated commercial mortgage company structured as a self-administered real estate investment trust ("REIT"). Prior to the filing by CRIIMI MAE Inc. (unconsolidated) and two of its operating subsidiaries for relief under Chapter 11 of the U.S. Bankruptcy Code on October 5, 1998 (the "Petition Date") as
described below, CRIIMI MAE's primary activities included (i) acquiring non-investment grade securities (rated below BBB-) or unrated securities backed by pools of mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS"), (ii) originating and underwriting commercial mortgage loans, (iii) securitizing pools of commercial mortgage loans and resecuritizing pools of Subordinated CMBS, and (iv) through the Company's servicing affiliate, CRIIMI MAE Services Limited Partnership ("CMSLP"), performing servicing functions with respect to the mortgage loans underlying the Company's Subordinated CMBS.

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

         On Friday afternoon, October 2, 1998, the Company was in the closing negotiations of a refinancing with one of its unsecured creditors that would have provided the Company with additional borrowings when it received a significant collateral call from Merrill Lynch Mortgage Capital Inc. ("Merrill Lynch"). The basis for this collateral call, in the Company's view, was unreasonable. After giving consideration to, among other things, this collateral call and the Company's concern that its failure to satisfy this collateral call would cause the Company to be in default under a substantial portion of its financing arrangements, the Company reluctantly concluded on Sunday, October 4, 1998 that it was in the best interests of creditors, equity holders and other parties in interest to seek Chapter 11 protection.

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

         Although the Company has significantly reduced its work force, the Company recognizes that retention of its executives and other remaining employees is essential to the efficient operation of its business and to its reorganization efforts. Accordingly, the Company has, with Bankruptcy Court approval, adopted an employee retention plan. See Note 14 to Notes to Consolidated Financial Statements.

         The Company is working diligently toward the preparation of a plan of reorganization. The Bankruptcy Court has granted the motion to extend the Company's exclusive right to file a plan of reorganization through August 2, 1999 and to solicit acceptances thereof through October 3, 1999. Management expects to file a plan of reorganization during the summer of 1999, which would contemplate the Company's emergence from bankruptcy later in 1999. There can be no assurance at this time, however, that a plan of reorganization will be proposed by the Company during such time or that such plan will be confirmed and consummated. See Note 16 to Notes to Consolidated Financial Statements for a general discussion of the bankruptcy process.

         The Company presently contemplates attempting to fund its reorganization primarily through recapitalization financing aggregating approximately $1.02 billion ( the "Exit Financing"). The Exit Financing is expected to consist of approximately $300 million of new bank term debt, an aggregate of approximately $520 million of senior and senior subordinated notes to be sold in a Rule 144A private placement, and approximately $200 million of equity capital to be sold in private placement. The Company has received several preliminary proposals from major financial institutions concerning the equity component of the Exit Financing. These financial institutions have been invited to perform due diligence during May 1999 with respect to the Company in contemplation of the submission of final equity proposals by the end of May. If the Company is able to successfully conclude negotiations with respect to equity capital, the Company will then seek to solidify the bank and high yield debt elements of the Exit Financing. The Company has contacted numerous potential bank lenders and expects to receive proposals with respect to the bank debt within the next several weeks. There can be no assurance that the Company will be able to finalize any such financing within the timetable contemplated by the Company or that the recapitalization, if successful, will take the form described above.

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

         The Company's 1999 Taxable Income. As a REIT, CRIIMI MAE is generally required to distribute at least 95% of its "REIT taxable income" to its shareholders each tax year. For purposes of this requirement, REIT taxable income excludes certain excess noncash income such as original issue discount ("OID"). In determining its federal income tax liability, CRIIMI MAE, as a result of its REIT status, is entitled to deduct from its taxable income dividends paid to its shareholders. Accordingly, to the extent the Company distributes its net income to shareholders, it effectively reduces taxable income, on a dollar-for-dollar basis, and eliminates the "double taxation" that normally occurs when a corporation earns income and distributes that income to shareholders in the form of dividends. The Company, however, still must pay corporate level tax on any 1999 taxable income not distributed to shareholders. Unlike the 95% distribution requirement, the calculation of the Company's federal income tax liability does not exclude excess noncash income such as OID. Should CRIIMI MAE terminate or fail to maintain its REIT status during the year ended December 31, 1999, the tax liability on the first quarter's taxable income of approximately $19.6 million would be approximately $7.8 million.

         In determining the Company's taxable income for 1999, distributions declared by the Company on or before September 15, 2000 and actually paid by the Company on or before December 31, 2000 will be considered as dividends paid for the 1999 year. The Company is currently exploring a variety of methods for distributing some or all of its 1999 taxable income, including the potential distribution of securities or other noncash dividend payments. As a result of the Chapter 11 filing, there can be no assurance that the Company will be able to make distributions with respect to its 1999 taxable income.

         1999 Excise Tax Liability. Apart from the requirement that the Company distribute at least 95% of its REIT taxable income to maintain REIT status, CRIIMI MAE is also required each calendar year to distribute an amount at least equal to the sum of 85% of its "REIT ordinary income" and 95% of its "REIT capital gain income" to avoid incurring a nondeductible excise tax. Unlike the 95% distribution requirement, the 85% distribution requirement is not reduced by excess noncash income items such as OID. In addition, in determining the Company's excise tax liability, only dividends actually paid in 1999 will reduce the amount of income subject to this excise tax.

         The Company's 1998 Taxable Income. For 1998, the Company could have up to approximately $18 million in undistributed taxable income, resulting in a potential tax liability of up to $7 million for state and federal taxes. The Company is currently exploring a variety of methods for distributing some or all of its 1998 taxable income, including the potential distribution of securities or other noncash dividend payments. As a result of the Chapter 11 filing, there can be no assurance that the Company will be able to make distributions with respect to its 1998 taxable income.

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

The Company currently owns all of the equity interests in three trusts that constitute TMPs (CBO-1, CBO-2 and CMO-IV, collectively the "Trusts"). See Notes 5 and 6 for descriptions of CBO-1, CBO-2 and CMO-IV. The statutory provisions and regulations governing the tax treatment of TMPs (the "TMP Rules") provide an exemption for TMPs that constitute "qualified REIT subsidiaries" (that is, entities whose equity interests are wholly owned by a REIT). As a result of this exemption and the fact that the Company owns all of the equity interests in each Trust, the Trusts currently are not required to pay a separate corporate level tax on income they derive from their underlying mortgage assets.

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

         To qualify for the Investment Company Act exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests (the "25% Requirement") or other real estate-related assets ("Other Real Estate Interests"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities and originated loans constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. As a result of obtaining such right, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of March 31, 1999, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

         CRIIMI MAE is currently in the process of assessing and testing Year 2000 compliance of its IT systems, which include software systems to service mortgage loans, administer securitizations and manage mortgage assets, as well as software systems used for internal accounting purposes. A majority of the IT systems used by the Company are licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. CRIIMI MAE has applied upgrades and has completed a substantial amount of compliance testing as of May 10, 1999. The Company anticipates that all material year 2000 testing will be completed in mid-1999. There can be no assurance, however, that the Company's IT systems will be Year 2000 compliant by December 31, 1999.

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

         The Company believes that its greatest risk with respect to the Year 2000 issue relates to failures by third parties to be Year 2000 compliant. In addition to risks posed by third parties with which the Company interfaces directly, risks are created by third parties (i.e., tenants in mortgage collateral, borrowers, building service providers to mortgage collateral, banks and other financial institutions, etc.) providing services to large segments of society. The failure of third parties to be Year 2000 compliant could, among other things, cause disruptions in the capital and real estate markets and borrower defaults on real estate loans underlying mortgage-backed securities.

         With respect to the systems used directly by the Company, the Company believes that its greatest internal exposure to the Year 2000 issue involves the Company's loan servicing operations, which rely on computers to process and manage loans. The Company has applied a vendor upgrade and has completed compliance testing on the upgrade. However, any failure of these systems to be Year 2000 compliant could have a material adverse effect on the Company's loan servicing operations.

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

         Although CRIIMI MAE has substantially completed its organizational compliance testing and remediation, it is also in the process of developing contingency plans for the risks of the failure of the Company or third parties to be Year 2000 compliant. Management intends to complete contingency plans for the Year 2000 issue by mid-1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

Results of Operations

1999 versus 1998

         Interest Income - Subordinated CMBS

         Income from Subordinated CMBS increased by approximately $7.6 million, or 25%, to $38.5 million during the first quarter of 1999 as compared to $30.9 million during the first quarter of 1998. During the first three quarters of 1998, the Company increased its CMBS portfolio by acquiring Subordinated CMBS at purchase prices aggregating approximately $853 million, of which $516 million was purchased after the first quarter of 1998. This overall increase in income from Subordinated CMBS was partially offset by a reduction in income from Subordinated CMBS due to the de-recognition of $132 million face amount of CMBS from CBO-1 in connection with CBO-2 and also the de-recognition of $345 million face amount of CMBS in connection with CBO-2. See Note 5 to Notes to Consolidated Financial Statements.

         Generally accepted accounting principles ("GAAP") require that interest income generated by Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the Subordinated CMBS. This currently results in income which is lower for financial statement purposes than for tax purposes. Based upon the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the estimated weighted average anticipated unleveraged yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of March 31, 1999 was approximately 10.1% . These returns were determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses.

         Interest Income-Insured Mortgage Securities

         Interest income from Insured Mortgage Securities decreased by approximately $2.7 million or 23% to $8.9 million for the first quarter of 1999 from $11.6 million for the first quarter of 1998. This decrease was principally due to the prepayment of five mortgage securities during the first quarter of 1999, and due to the sale or prepayment of 27 mortgage securities held by CRIIMI MAE and certain of its wholly owned subsidiaries during the the year ended 1998. The prepayments aggregated approximately $31.1 million and $117.4 million in net proceeds for the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

         Interest Income-Originated Loans

         Interest income from originated loans of approximately $8.8 million for 1999 was derived from originated loans included in the CMO-IV securitization which closed in June 1998. The CMO-IV securitization, where loans were simultaneously acquired and securitized, totaled $496 million face value of conduit loans, a majority of which were no-lock loans.

         Interest Expense

         Total interest expense increased by approximately $9.0 million or 33% to approximately $36.4 million for the first quarter of 1999 from approximately $27.4 million for the first quarter of 1998. This increase was principally a result of increased borrowings in connection with the acquisition of Subordinated CMBS during 1998. Additionally, CRIIMI MAE incurred interest expense in connection with the issuance of collateralized mortgage obligations in connection with CMO-IV. These increases were partially offset by the impact of $477 million face amount of debt de-recognized from the financial statements in conjunction with CBO-2 in May 1998 and the decrease in the Company's weighted average cost of borrowing in the first quarter to 7.2% in 1999 from 7.7% in 1998, primarily due to a decrease in one-month LIBOR, based on the average, for the quarter ended 1999 as compared to the year 1998. Due to the Chapter 11 filing, certain lenders declared defaults or otherwise took action against the Company with respect to a number of CRIIMI MAE's financing facilities. See Note 16 to Notes to Consolidated Financial Statements for a discussion of material litigation between the Company and various creditors and agreements the Company has reached with certain of these creditors.

         Net Interest Margin

         Net interest margin increased by approximately $4.7 million or 31% for the first quarter of 1999 to approximately $19.8 million from approximately $15.1 million for the first quarter of 1998. The net interest margin increase was due primarily to the increase in Subordinated CMBS and, to a lesser extent, income from originated loans, as previously discussed.

         Equity in Earnings from Investments

         Equity in earnings from investments decreased by approximately $2.9 million due to a net loss of $1.6 million during the first quarter of 1999 as compared to a net income of $1.3 million during the first quarter of 1998. This decrease included an $800,000 expense for a prepayment penalty shortfall during the first quarter of 1999 and an increase in general and administrative expenses due to the growth of CMSLP during 1998 and personnel costs related to a retention program. In addition, as stated in the Company's 1998 Annual Report on Form 10-K, during the fourth quarter of 1998, due to CRIIMI MAE's Chapter 11 filing and its relationship with CRIIMI MAE, CMSLP arranged for BOMCM to succeed CMSLP as master servicer on two commercial mortgage pools. The remaining servicing portfolio was approximately $30.8 billion as of March 31, 1999 as compared to approximately $23.0 billion as of March 31, 1998.

         Other Income

         Other income decreased by approximately $552,000 or 46% to $636,000 during 1999 as compared to $1.2 million during 1998. This decrease was primarily attributable to a decrease in short-term interest and other income earned during the first quarter of 1998 on the amounts deposited in the loan origination reserve account, which had an average balance of $42 million during the first quarter of 1998. Approximately $705,000 of short-term interest income and net-carry income were earned on these deposits for the quarter ended March 31, 1998. This decrease was partially offset by interest income earned on cash deposits in the first quarter of 1999 as compared to the first quarter of 1998.

         Net Gains on Mortgage Securities Dispositions

         During the first quarter of 1999, net gains on mortgage dispositions were approximately $807,000 which was a result of five prepayments of mortgage securities held by CRIIMI MAE's subsidiaries, or approximately 6.7% its portfolio. During the first quarter of 1998, net gains on mortgage dispositions were approximately $46,000 which was a result of seven prepayments of mortgage securities held by CRIIMI MAE's subsidiaries. For any quarter, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period. The proceeds realized from the disposition of mortgage assets are based on the net coupon rates of the specific mortgages disposed of in relation to prevailing long-term interest rates at the date of disposition.

         Gains on Originated Loan Mortgage Disposition

         During the first quarter of 1999, net gain on originated loan disposition was approximately $101,000, which was a result of one prepayment of a mortgage in the originated loan portfolio.


         General and Administrative Expenses

         General and administrative expenses decreased by approximately $350,000, or 12%, to $2.6 million for the first quarter of 1999 as compared to $3.0 million for the first quarter of 1998. The decrease in general and administrative expenses in 1999 was primarily the result of the the suspension of certain business activities and the dismissal of employees involved in suspended activities following the Chapter 11 filing in the fourth quarter of 1998.

         Unrealized Gain on Warehouse Obligation

         During the first quarter of 1999, the Company recorded an unrealized gain of approximately $3.9 million primarily due to an improvement in the hedging position related to the Company's warehouse purchase obligation.

         The parties who fund the Company's loan originations are required under the relevant agreements to hedge the related loans and to provide timely written hedge positions reporting. As of March 31, 1999, the Company's obligation under the Citibank Program was $24.5 million (based primarily on information provided by Citibank) in excess of the fair value of the loans. At December 31, 1998, the Company's obligation under the Citibank program was $28.4 million (based primarily on information provided by Citibank) in excess of the fair value of the loans. The decrease in the obligation was primarily a result of gains in the related hedge positions utilized by Citibank due to the increase in Treasury rates during the quarter ended March 31, 1999. The aggregate unrealized losses of $24.5 million and $28.4 million relating to the Citibank Program as of March 31, 1999 and December 31, 1998, respectively, were based on the estimated fair value of the loans offset by the unpaid principal balance of the loans at March 31, 1999 and December 31, 1998, hedge losses and certain estimated fees and other costs. Depending on market conditions, including interest rate movements, these losses could materially increase or decrease in subsequent reporting periods.

         Reorganization Items

         During the first quarter of 1999, the Company recorded approximately $5.5 million in reorganization items due to the Chapter 11 filings of CRIIMI MAE, CM Management and Holdings II.

               Reorganization Item                               Amount
               -------------------                               ------
               Short-term interest income                    $  (232,400)
               Professional fees                               5,140,000
               Employee Retention Program accrued costs          542,897
               Other                                              57,341
                                                             -----------
                   Total                                     $ 5,507,838
                                                             ===========


         Financial Statement Net Income

         As  a  result  of  the  foregoing,   net  income  available  to  common
shareholders for financial statement purposes was approximately $13.4 million as of March 31, 1999, a 9.5% increase from approximately $12.3 million as of March 31, 1998. On a per basic share basis, financial statement net income decreased to $0.25 per basic share for the first quarter of 1999 from $0.29 per basic share for the first quarter of 1998.

         Tax Basis Income

         CRIIMI MAE earned approximately $19.6 million in tax basis income available to common shareholders during the first quarter of 1999 or $0.37 per share, compared to approximately $15.0 million or $0.34 per share for the first quarter of 1998.

         The primary factors resulting in the $4.6 million increase in tax basis income from March 31, 1998 to March 31, 1999 were the growth of CRIIMI
MAE's portfolio of Subordinated CMBS and, to a lesser extent, earnings from CMO-IV. Partially offsetting the increases in the foregoing were increases in interest expense, general and administrative expenses and reorganization items.

Cash Flow

1999 versus 1998

         Net cash provided by operating activities increased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase was primarily due to the decrease in receivables and other assets resulting primarily from the timing of certain mortgage security prepayments in the first quarter of 1998 and an increase in the net interest margin resulting from the Company's acquisitions of Subordinated CMBS.


         Net cash used in investing activities decreased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease was primarily due to the suspension of the Company's Subordinated CMBS acquisition and origination programs as a result of the Chapter 11 filing in October 1998.

         Net cash provided by financing activities decreased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease was primarily due to the suspension of the Company's Subordinated CMBS acquisition activities, suspension of equity offerings and, to a lesser extent, the suspension of dividends paid as a result of the Chapter 11 filing in October 1998.

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

         As of March 31, 1999, CRIIMI MAE had secured financing agreements with GACC, Lehman ALI, Inc., First Union, Morgan Stanley, Merrill Lynch, and Citicorp. Certain of these lenders have registered the pledged securities in their own names. As a result, the trustee makes payments on such securities to the registered holder. During the fourth quarter, certain registered holders withheld payments related to securities not registered to CRIIMI MAE. The Company has negotiated and finalized agreements with four of its lenders. CRIIMI MAE Inc.'s cash position has increased from approximately $7 million on October 5, 1998 to approximately $56 million as of May 10, 1999. Based on present information, the Company believes that it will have sufficient cash flow to fund its current operations while in bankruptcy during 1999. However, due to the uncertainty of the effects of the Chapter 11 filing on the business of the Company, pending litigation, material reorganization items to be incurred during the pendency of the bankruptcy and numerous other factors beyond the Company's control, no assurance can be given that the Company's cash flow will be sufficient to fund operations while the Company is in bankruptcy during 1999.

         In addition, on March 5, 1999, Morgan Stanley sold the CBO-2 BBB Bonds which have a face amount of $205.8 million and a coupon of 7%. The proceeds of $159 million were used to pay off $141.2 million of the related short-term, variable-rate debt due Morgan Stanley and the remaining net proceeds of $17.8 million were remitted to CRIIMI MAE. CRIIMI MAE retained the right to call each CMBS when the outstanding principal balance amortizes to 15% of its original face balance. The 15% call option prevents CRIIMI MAE from surrendering control of the assets pursuant to the requirements of FAS 125 and thus the transaction is accounted for as a secured borrowing and not a sale. This resulted in CRIIMI MAE recognizing a fixed-rate liability for these bonds in the amount of the gross proceeds, which was approximately $159 million.

         On April 5, 1999, the Company finalized an agreement by which, Salomon Smith Barney, in cooperation with CRIIMI MAE, will sell two classes of investment grade CMBS from CMO-IV with a face amount of $45.9 million and an average coupon rate of 6.96% constituting a portion of the collateral security advances under financing agreements with Citicorp. CRIIMI MAE retains the right to call each CMBS when the principal balance amortizes to 15% of its original face balance. The 15% call option prevents CRIIMI MAE from surrendering control of the assets pursuant to the requirements of FAS 125 and thus the transaction will be accounted for as a secured borrowing and not a sale. A minimum sales price was established in order to sell the bonds. Proceeds from the sale will be used to pay off $39.6 million of secured debt, certain costs, and the remainder remitted to CRIIMI MAE. This will result in CRIIMI MAE recognizing a fixed-rate liability for these bonds, when they are sold, in the amount of the gross proceeds.

         During May 1999, the Company sold approximately $15 million face amount of investment grade CMBS from CMO-IV in accordance with the agreement noted above. Accordingly, the proceeds from the sale of these CMBS will pay off a portion of the secured debt owed under the Citicorp Financing agreements and the Company will recognize fixed rate debt in the amount of gross proceeds. The balance of the investment grade CMBS from CMO-IV will continue to be marketed for sale.

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

         Due to the Chapter 11 filing on October 5, 1998, dividends were not paid in the first quarter of 1999 on common or preferred shares. However, since dividends on the Company's Series B, C and D Preferred Shares are cumulative, the dividends payable at March 31, 1999 were accrued in the financial statements. Dividends paid on Series B and Series C Preferred Shares were approximately $1.4 million or $0.845 per share and $262,500 for the quarter ended March 31, 1998, respectively. There were no Series D Preferred Shares outstanding during the quarter ended March 31, 1998.

         REIT Status

         CRIIMI MAE has elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code for the 1998 tax year. To qualify for tax treatment as a REIT under the Internal Revenue Code, CRIIMI MAE must satisfy certain criteria, including certain requirements regarding the nature of its ownership, assets, income and distributions of taxable income. For a discussion of the effect of the Chapter 11 filing on REIT status and related risks. See "Management's Discussion and Analysis- Effect of Chapter 11 Filing on REIT Status and Certain Tax Matters".

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's principal market risk is exposure to changes in interest rates related to the US Treasury market as well as the LIBOR market. The Company will experience fluctuations in the market value of its assets related to changes in the interest rates of US Treasury bonds as well as increases in the spread between US Treasury bonds and CMBS. The Company will also have an increase in the amount of interest expense paid on its variable rate obligations primarily due to increases in One-Month LIBOR.

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

         Management has determined that there has not been a material change as of March 31, 1999 in market risk from December 31, 1998 as reported in the Company's Annual Report on Form 10-K as of December 31, 1998. During the quarter ended March 31, 1999, spreads tightened in the market, generally, as compared to spreads at December 31, 1998. The tightening of spreads was offset by an increase in treasury rates which caused an $8.7 million decrease in the value of the Company's portfolio of CMBS and the Company's portfolio of FHA's and GNMA's from December 31, 1998.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         Reference is made to Note 16 of Notes to Consolidated Financial Statements of CRIIMI MAE Inc. which is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Reference is made to Notes 1, 9, 12 and 16 to Notes to Consolidated Financial Statements of CRIIMI MAE which are incorporated herein by reference. Such Notes contain a description of alleged defaults asserted by certain of the Company's secured lenders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

               Exhibit No.                        Description
               -----------                        -----------

                   27                 Financial Data Schedule (filed herewith)

     (b) Reports on Form 8-K

               Date                                                  Purpose
               ----                                                  -------
         January 21, 1999                               To report agreement between CRIIMI MAE and Morgan Stanley
                                                        to sell two classes of investment grade CMBS and suspend
                                                        litigation.

         February 2, 1999                               To report a message to the shareholders of CRIIMI MAE Inc.

         March 23, 1999                                 To report (i) the accord between CRIIMI MAE and Citigroup
                                                        to adjourn litigation for four months and to cooperate on
                                                        selling two classes of investment grade CMBS and
                                                        commercial mortgages, (ii) sale of $205 face amount of
                                                        investment grade CMBS from CRIIMI MAE Commercial Trust,
                                                        Series 1998-C1 and (iii) an order of the U.S. Bankruptcy
                                                        Court entered February 24, 1999, extending the Company's
                                                        exclusive period to file a plan of organization through
                                                        May 11, 1999, on which  date a hearing has been set to
                                                        consider the Company's motion for a six-month extension
                                                        of exclusivity through August 2, 1999.

         May 3, 1999                                    To report the receipt of bid proposals for equity
                                                        investment.


                                                         Signature

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CRIIMI MAE INC.


/s/ May 14, 1999                                /s/ Cynthia O. Azzara
---------------------------                     ----------------------
DATE                                            Cynthia O. Azzara
                                                Senior Vice President,
                                                Principal Accounting Officer
                                                  and Chief Financial Officer