Form 10-Q
period 1999-06-30
CRIIMI MAE INC
filed 1999-08-17
CIK 847322

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 12b-25
                         Commission File Number 1-10360
                                                -------
                          NOTIFICATION OF LATE FILING

 (Check One):       Form 10-K     Form 11-K     Form 20-F     Form 10-Q  X
                                                                        ---
 Form N-SAR
      For Period Ended: June 30, 1999
                        -------------
 Transition Report on Form 10-K           Transition Report on Form 10-Q
 Transition Report on Form 20-F           Transition Report on Form N-SAR
 Transition Report on Form 11-K
     For the Transition Period Ended:
                                     --------------------------

     Read attached instruction sheet before preparing form. Please print or type. Nothing in this form shall be construed to imply that the Commission has verified any information contained herein. If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:

-------------------------------------------------------------------------------

                                  PART I
                          REGISTRANT INFORMATION
                  Full name of registrant CRIIMI MAE Inc.
Former name if applicable

---------------------------------------------------------
Address of principal executive office (Street and number)
          11200 Rockville Pike
---------------------------------------------------------
City, state and zip code
          Rockville, Maryland  20852
---------------------------------------------------------

                                  PART II
                         RULE 12b-25 (b) AND (c)

     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

     (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

     (b) The subject annual report, semi-annual report, transition report on Form 10-K, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

     (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                                  PART III
                                  NARRATIVE

     State below in reasonable detail the reasons why Form 10-K, 11-K, 20-F, 10-Q, N-SAR or the transition report portion thereof could not be filed within the prescribed time period: On October 5, 1998, the registrant and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. As a result of numerous issues associated with the bankruptcy, the registrant will not be able to file its Quarterly Report on Form 10-Q for the three months ended June 30, 1999 on or before August 16, 1999.

                                  PART IV
                            OTHER INFORMATION

     (1) Name and telephone number of person to contact in regard to this notification
David Iannarone                                 (301)        468-3160
-------------------------------------------------------------------------------
(Name)                                      (Area code)(Telephone Number)

     (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s). Yes X No
                    -----  ------
     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
Yes X  No
-----  ------

     If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

See Attachment A

                             CRIIMI MAE Inc.
------------------------------------------------------------------------------
             (Name of Registrant as Specified in Charter)

     Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


Date August 17, 1999                        By:  /s/ Cynthia O. Azzara
--------------------                        ---------------------------
                                            Cynthia O. Azzara
                                            Senior Vice President and
                                              Chief Financial Officer

                                  Attachment A



     The Company expects to report a $2.0 million loss and net income of $11.4 million for the three and six months ended June 30, 1999, respectively. This represents a decline from net income of $43.4 million and $55.7 million for the three and six months ended June 30, 1998, respectively. Such decline is primarily due to a $29 million gain from the resecuritization of commercial mortgage backed securities in the quarter ended June 30, 1998. Additionally, the current quarter was negatively impacted by reorganization costs of $5.4 million and an additional unrealized loss of $10.9 million related to the Company's exposure on unsecuritized originated commercial mortgage loans from its mortgage warehouse facility.