Form 10-Q
period 1999-06-30
CRIIMI MAE INC
filed 1999-08-17
CIK 847322

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                              ----------------------

For the quarter ended June 30, 1999            Commission file number 1-10360

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

                               -------------------

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                              Outstanding as of August 10, 1999
        -----                              ---------------------------------
Common Stock, $.01 par value                     53,553,161

                                 CRIIMI MAE INC.

                          Quaterly Report on Form 10-Q

                                                                      Page
                                                                      ----

PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - as of June 30, 1999
           (unaudited) and December 31, 1998............................3

         Consolidated Statements of Income and Comprehensive Income -
           for the three and six months ended  June 30, 1999
           and 1998 (unaudited).........................................4

         Consolidated Statements of Changes in Shareholders' Equity -
           for the six months ended June 30, 1999 (unaudited)...........5

         Consolidated Statements of Cash Flows - for the six months ended June 30, 1999 and 1998 (unaudited).....................6

         Notes to Consolidated Financial Statements (unaudited).........7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................60

Item 2A. Quantitative and Qualitative Disclosures about Market Risk....77


PART II. Other Information

Item 1.  Legal Proceedings.............................................78

Item 2.  Changes in Securities.........................................78

Item 3.  Defaults Upon Senior Securities...............................78

Item 4.  Submission of Matters to a Vote of
           Security Holders............................................78

Item 5.  Other Information.............................................78

Item 6.  Exhibits and Reports on Form 8-K..............................78

         Signature          ...........................................79

                                     PART I

ITEM 1.         FINANCIAL STATEMENTS

                                            CRIIMI MAE INC.
                                     CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)

                                                          June 30,           December 31,
                                                            1999                  1998
                                                        --------------       --------------
Assets:
Mortgage Assets:
  Subordinated CMBS, at fair value                      $1,244,388,630       $1,274,185,678
  Insured Mortgage Securities, at fair value               420,940,390          488,095,221
  Investment in originated loans, at
    amortized cost                                         486,686,694          499,076,030
  Equity Investments                                        37,499,119           42,868,469
  Receivables                                               70,877,253           46,992,337
  Other assets                                              57,915,739           62,520,146
  Cash and cash equivalents
                                                            67,437,377           24,180,072
                                                        --------------       --------------
Total assets                                            $2,385,745,202       $2,437,917,953
                                                        ==============       ==============

Liabilities:
  Liabilities Not Subject to Chapter 11
    proceedings:
   Securitized mortgage obligations:
      Collateralized bond obligations-CMBS              $  277,055,925       $  117,831,435
      Collateralized mortgage obligations -
        Insured mortgage securities                        407,338,895          456,101,720
      Collateralized mortgage obligations -
        Originated loans                                   393,887,835          386,752,951
      Payables and accrued expenses                         24,485,873           17,124,124
  Liabilities Subject to Chapter 11 proceedings:
   Secured:
     Variable rate secured borrowings-CMBS                 764,538,213          932,236,674
      Other financing facilities                             3,050,000            3,050,000
      Payables and accrued expenses                         18,959,621           13,690,004
   Unsecured:
      Senior unsecured  notes                              100,000,000          100,000,000
      Other financing facilities                            89,749,522           89,749,522
      Payables and accrued expenses
                                                            25,697,523           13,504,618
                                                        --------------       --------------
        Total liabilities                                2,104,763,407        2,130,041,048
                                                        --------------       --------------
Shareholders' equity:
  Convertible preferred stock, $ .01 par; 25,000,000
    shares authorized; 1,796,982 and 1,816,982 shares
    issued and outstanding, respectively                        17,970               18,170
  Common stock, $ .01 par; 120,000,000 shares
    authorized; 53,553,161 and 52,898,100 shares
    issued and outstanding, respectively                       535,532              528,981
  Accumulated Other Comprehensive Income                  (289,541,294)        (251,255,309)
  Additional paid-in capital                               558,585,837          558,585,063
  Shareholders' undistributed net income                    11,383,750                   --
                                                       ----------------     ----------------
  Total shareholders' equity                               280,981,795          307,876,905
                                                       ----------------     ----------------

  Total liabilities and shareholders' equity           $ 2,385,745,202      $ 2,437,917,953
                                                       ===============      ===============

                                        The accompanying notes are an integral
                                        part of these consolidated financial
                                        statements.

                                                   CRIIMI MAE INC.
                                        CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                             AND COMPREHENSIVE INCOME (LOSS)
                                                      (Unaudited)

                                                    For the three months ended June 30,       For the six months ended June 30,
                                                        1999                 1998                 1999                1998
                                                   --------------       --------------       -------------       --------------
Interest Income:
  Subordinated CMBS                                $  38,418,611        $  35,547,939        $  76,903,756       $  66,438,960
  Insured Mortgage Securities                          8,489,030           11,277,667           17,389,338          22,865,904
  Originated Loans                                     8,647,815            2,749,695           17,488,642           2,749,695
                                                   --------------       --------------       --------------      --------------
   Total interest income                              55,555,456           49,575,301          111,781,736          92,054,559
                                                   --------------       --------------       --------------      --------------

Interest and related expenses:
  Fixed-rate collateralized bond obligations-CMBS      5,948,766            2,355,015            9,449,286           5,169,181
  Fixed-rate collateralized mortgage obligations
    -insured securities                                8,304,889           10,198,204           16,709,161          20,654,525
  Fixed-rate collateralized mortgage obligations
    -originated loans                                  6,687,220            1,998,166           13,250,128           1,998,166
  Fixed-rate senior unsecured notes                    2,281,251            2,431,723            4,562,502           4,831,347
  Variable-rate secured borrowings-CMBS               12,397,081           14,629,517           26,367,454          25,858,460
  Other financing facilities                           1,689,082              450,659            3,398,688             943,458
                                                   --------------       --------------       --------------      --------------

          Total interest expense                      37,308,289           32,063,284           73,737,219          59,455,137
                                                   --------------       --------------       --------------      --------------

Net interest margin                                   18,247,167           17,512,017           38,044,517          32,599,422
                                                   --------------       --------------       --------------      --------------

Gain on sale of CMBS                                          --           29,140,689                   --          29,140,689
Equity in  earnings (losses) from investments            121,016              941,719          (1,485,616)           2,244,696
Other income                                             787,508            1,623,924            1,423,540           2,811,981
Net gains (losses)  on mortgage security                 778,608              (92,283)           1,585,812             (45,834)
dispositions
Gain on originated loan dispositions                      58,810                   --              160,210                  --
General and administrative expenses                   (3,617,040)          (3,047,234)          (6,251,154)         (6,030,991)
Amortization of assets acquired in the Merger           (719,394)            (719,394)          (1,438,788)         (1,438,788)
Unrealized loss on warehouse obligation              (10,871,970)                  --           (6,925,495)                 --
Reorganization Items                                  (5,438,943)                  --          (10,946,781)                 --
                                                   --------------       --------------       --------------      --------------
                                                     (18,901,405)          27,847,421          (23,878,272)         26,681,753
                                                   --------------       --------------       --------------      --------------

Minority interest in net income of consolidated
   Subsidiary                                                 --              (15,055)                  --             (41,364)

Net (Loss) Income before dividends accrued  or
   paid on preferred shares                             (654,238)          45,344,383           14,166,245          59,239,811

Dividends accrued or paid on preferred shares         (1,378,961)          (1,918,007)          (2,782,495)         (3,557,504)
                                                   --------------       --------------       --------------      --------------

Net (loss) income available to common shareholders $  (2,033,199)       $  43,426,376        $  11,383,750       $  55,682,307
                                                   ==============       ==============       ==============      ==============

Net (loss) income available to common
  Shareholders per common share:
   Basic                                           $       (0.04)       $        0.92        $        0.21       $        1.23
                                                   ==============       ==============       ==============      ==============

   Diluted                                         $       (0.04)       $        0.85        $        0.20       $        1.16
                                                   ==============       ==============       ==============      ==============
Shares used in computing basic earnings
  Per share, exclusive of shares held in treasury     53,553,161           47,274,908           53,282,424          45,101,762
                                                   ==============       ==============       ==============      ==============

Comprehensive Income
Net (loss) Income before Dividends paid or
  accrued on preferred shares                      $    (654,238)       $  45,344,383        $  14,166,245       $  59,239,811

Other Comprehensive (Loss) Income                    (29,613,575)         116,595,389          (38,285,985)        116,868,629
                                                   --------------       --------------       --------------      --------------

Comprehensive (Loss) Income                        $ (30,267,813)       $ 161,939,772        $ (24,119,740)      $ 176,108,440
                                                   ==============       ==============       ==============      ==============

                                    The accompanying notes are an integral part
                                     of these consolidated financial statements.

                                           CRIIMI MAE INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                For the three months ended June 30, 1999
                                             (Unaudited)

                                                              Accumulated
                                    Preferred  Common Stock      Other         Additional    Shareholders'      Total
                                    Stock Par       Par       Comprehensive     Paid-in     Undistributed  Shareholders'
                                      Value        Value          Income       Capital        Net Income       Equity
                                    ----------  -----------   -------------    -----------  -------------  -------------
Balance, December 31, 1998           $  18,170   $  528,981   $(251,255,309)   $558,585,063  $        --    $307,876,905
   Net income                               --           --              --              --   14,166,245      14,166,245
    Dividends accrued on
      preferred shares                      --           --              --              --   (2,782,495)     (2,782,495)
    Dividends paid on
      common shares                         --           --              --              --           --              --
    Conversion of preferred
      shares into common shares           (200)       6,531              --          (6,331)          --              --
    Shares granted                          --           20              --           7,105           --           7,125
    Adjustment to unrealized
      losses on investments                 --           --     (38,285,985)             --                  (38,285,985)
                                    -----------  -----------  --------------   ------------- ------------   -------------
Balance, June 30, 1999              $   17,970   $  535,532   $(289,541,294)   $558,585,837  $11,383,750    $280,981,795
                                    ===========  ===========  ==============   ============= ============   =============


                                    The accompanying notes are an integral part
                                     of these consolidated financial statements.

                                                  CRIIMI MAE INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                 For the six months ended June 30,
                                                                     1999                 1998
                                                                 ------------        --------------
Cash flows from operating activities:
  Net Income                                                      $14,166,245        $   59,239,811


  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Cash gain on sale of CMBS                                          --           (29,140,689)
        Amortization of discount and deferred financing
          costs on debt                                             3,960,987             2,448,867
        Amortization of assets acquired in the Merger               1,438,788             1,438,788
        Other amortization and depreciation                           739,313               850,940
        Discount amortization on mortgage assets                     (307,185)           (1,248,750)
        Net (gains)/loss on mortgage security dispositions         (1,585,812)               45,834
        Gain on originated loan disposition                          (160,210)                   --
        Equity in losses/earnings from investments                  1,485,616            (2,244,696)
        Unrealized loss on warehouse obligation                     6,925,154                    --
        Change in reorganization items accrual                     10,305,282                    --
        Minority interests in earnings of
          consolidated subsidiary                                          --                41,364
        Changes in assets and liabilities:
           Increase in receivables and other assets               (25,336,567)          (24,124,451)
           Increase in payables and accrued expenses                8,310,998             6,081,135
                                                                 -------------       ---------------
        Net cash provided by operating activities                  19,942,609            13,388,153
                                                                 =============       ===============

  Cash flows from investing activities:
      Proceeds from sale of collateralized bond obligation                 --           334,919,531
      Purchase of originated loans                                         --          (495,825,576)
      Proceeds from mortgage securities dispositions               58,428,715            32,734,704
      Proceeds from originated loan dispositions                    7,747,205                    --
      Purchase of Subordinated CMBS                                        --          (786,870,157)
      Funding of loan origination reserve                                  --           (61,219,019)
      Return of loan origination reserve from securitization               --            71,877,560
      Payment of deferred costs                                            --            (9,049,031)
      Receipt of principal payments                                 6,497,298             7,992,195
      Distributions received from AIM investments                   3,682,444             3,093,950
      Distributions received from CMSLP                                    --             4,350,000
      Servicing rights acquired and contributed to
       Services Partnership                                                --            (3,928,957)
                                                                 -------------       ---------------
         Net cash provided by (used in) investing activities       76,355,662          (901,924,800)
                                                                 -------------       ---------------

Cash flows from financing activities:
      Proceeds from sale of CMO bonds                                      --           390,068,687
      Proceeds from debt issuances                                158,509,207         1,862,928,331
      Principal payments on match-funded debt obligations         (61,162,244)         (504,686,464)
      Principal payments on secured borrowings and other
        debt facilities                                          (150,387,929)         (913,624,850)
      Increase in deferred financing costs                                 --            (8,275,482)
      Dividends (including return of capital) accrued or
        paid to shareholders, including minority interests                 --           (39,154,864)
      Proceeds from issuance of convertible preferred stock                --            15,000,000
      Proceeds from the issuance of common stock                           --           104,595,663
                                                                 -------------       ---------------
         Net cash (used in) provided by financing activities      (53,040,966)          906,851,021
                                                                 -------------       ---------------
Net increase in cash and cash equivalents                          43,257,305            18,314,374

Cash and cash equivalents, beginning of the period                 24,180,072             2,108,794
                                                                 -------------       ---------------
Cash and cash equivalents, end of the period                     $ 67,437,377        $   20,423,168
                                                                 =============       ===============
                                    The accompanying notes are an integral part
                                     of these consolidated financial statements.

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

     Prior to the Petition Date, CRIIMI MAE's primary activities included (i) acquiring non-investment grade securities (rated below BBB-) or unrated securities backed by pools of mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS"), (ii) originating and underwriting commercial mortgage loans, (iii) securitizing pools of commercial mortgage loans and resecuritizing pools of Subordinated CMBS, and (iv) through the Company's servicing affiliate, CRIIMI MAE Services Limited Partnership ("CMSLP"), performing servicing functions with respect to the mortgage loans underlying the Company's Subordinated CMBS. Since filing for Chapter 11 protection, CRIIMI MAE has suspended its Subordinated CMBS acquisition, origination and securitization programs. The Company continues to hold a substantial portfolio of Subordinated CMBS and other mortgage and mortgage related assets and, through CMSLP, to act as a servicer for its own as well as third party securitized commercial mortgage loan pools.

     The Company's business is subject to a number of risks and uncertainties including, but not limited to: (1) the effect of the Chapter 11 filing and substantial doubt as to the Company's ability to continue as a going concern;
(2) risk of loss of REIT status; (3) Taxable Mortgage Pool risk; (4) substantial leverage; (5) inherent risks in owning Subordinated CMBS; (6) the limited protection provided by certain hedging transactions; (7) risk of foreclosure on CMBS assets; (8) limited liquidity of the CMBS market; (9) pending litigation;
(10) risk of being deemed an Investment Company; (11) possible adverse effects of an economic recession on losses and defaults; and (12) information technology risks associated with the Year 2000.

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

     The Company is working diligently toward the preparation of a plan of reorganization. The Bankruptcy Court has granted the motion to extend the Company's exclusive right to file a plan of reorganization through September 10, 1999 and to solicit acceptances thereof through November 10, 1999. Management expects to file a plan of reorganization during September 1999, which would contemplate the Company's emergence from bankruptcy in 1999. There can be no assurance at this time, however, that a plan of reorganization will be proposed by the Company during such time or that such plan will be confirmed and consummated.

     While in bankruptcy, the Company has streamlined its operations. The Company significantly reduced the number of employees in its originations and underwriting operations in October 1998, but has retained key employees in each of these operational areas. In connection with these reductions, the Company closed its five regional loan origination and underwriting offices, retaining only a core presence in Rockville, Boston, Houston, Chicago and San Francisco.

     Although the Company has significantly reduced its work force, the Company recognizes that retention of its executive management and other remaining employees is essential to the efficient operation of its business and to its reorganization efforts. Accordingly, the Company has, with Bankruptcy Court approval, adopted an employee retention plan. See Note 14.

     The Company's independent public accountants have issued a report on the Company's 1998 financial statements expressing substantial doubt about the Company's ability to continue as a going concern. In addition, the Company has been advised by its independent public accountants that, if the reorganization plan is not approved by the Bankruptcy Court prior to the completion of their audit of the Company's financial statements for the year ended December 31, 1999, the auditors' report on those financial statements will be modified to express substantial doubt about the Company's ability to continue as a going concern.

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

     The Company's 1999 Taxable Income. As a REIT, CRIIMI MAE is generally required to distribute at least 95% of its "REIT taxable income" to its shareholders each tax year. For purposes of this requirement, REIT taxable income excludes certain excess noncash income such as original issue discount ("OID"). In determining its federal income tax liability, CRIIMI MAE, as a result of its REIT status, is entitled to deduct from its taxable income dividends paid to its shareholders. Accordingly, to the extent the Company distributes its net income to shareholders, it effectively reduces taxable income, on a dollar-for-dollar basis, and eliminates the "double taxation" that normally occurs when a corporation earns income and distributes that income to shareholders in the form of dividends. The Company, however, still must pay corporate level tax on any 1999 taxable income not distributed to shareholders. Unlike the 95% distribution requirement, the calculation of the Company's federal income tax liability does not exclude excess noncash income such as OID. Should CRIIMI MAE terminate or fail to maintain its REIT status during the year ended December 31, 1999, the tax liability on the taxable income for the six months ended June 30, 1999 of approximately $31.5 million would be approximately $12.6 million.

     In determining the Company's taxable income for 1999, distributions declared by the Company on or before September 15, 2000 and actually paid by the Company on or before December 31, 2000 will be considered as dividends paid for the 1999 year. The Company is exploring a method for distributing some or all of its 1999 and subsequent years' taxable income in a noncash form, including the potential distribution of securities such as convertible preferred stock. There can be no assurance that the Company will be able to make distributions with respect to its 1999 taxable income.

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

     The Company's 1998 Taxable Income. For 1998, the Company has approximately $15.7 million in undistributed taxable income, which will result in a tax liability of up to $6.3 million for state and federal taxes, unless the Company declares a dividend of approximately $15.7 million by September 15, 1999 and pays such dividend by December 31, 1999. The Company is exploring a method for distributing some or all of its 1998 undistributed taxable income in a noncash form, including the distribution of securities such as convertible preferred stock. Any such noncash distribution would be taxable to the recipient. There can be no assurance that the Company will be able to make distributions with respect to its 1998 taxable income.

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

2.       INVESTMENT COMPANY ACT OF 1940

     Under the Investment Company Act of 1940, as amended (the "Investment Company Act"), an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. However, as described below, companies that are primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate ("Qualifying Interests") are excluded from these requirements of the Investment Company Act.

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities and originated loans constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of June 30, 1999, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, CM Management, Holdings II, CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CRIIMI MAE CMBS Corp., CRIIMI MAE Holding Inc., CRIIMI MAE Holdings L.P., and CRIIMI, Inc., contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of June 30, 1999 and December 31, 1998, the consolidated results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998.

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

Reclassifications

     Certain amounts in the consolidated financial statements for the three and six months ended June 30, 1998 have been reclassified to conform to the 1999 presentation.

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

     For the three and six months ended June 30, 1999, reorganization items were $5.4 million and $10.9 million. The components of these totals are as follows:

     Reorganization Item                    Three months         Six months
                                               ended                ended
                                            June 30, 1999        June 30, 1999
                                            -------------        --------------

     Short-term interest income             $    (237,000)       $    (469,400)
     Professional fees                          4,974,155           10,114,155
     Employee Retention Program accrued
       costs                                      202,605              745,502
     Other                                        499,183              556,524
                                            --------------       --------------
                        Total               $   5,438,943        $  10,946,781
                                            ==============       ==============
         Condensed Financial Statements

     In accordance with SOP 90-7, the three debtor entities, CRIIMI MAE, CM Management and Holdings II, are required to present condensed financial statements for the three and six months ended June 30, 1999. (See Note 18).

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

Income Recognition and Carrying Basis

         Subordinated CMBS

     On May 8, 1998, CRIIMI MAE consummated a transaction which resulted in the sale of a portion of its Subordinated CMBS portfolio (see Note 5). As a result of the CBO-2 transaction and in accordance with GAAP, effective in the second quarter of 1998, the Company no longer classifies CMBS securities as Held to Maturity, but instead classifies CMBS as Available for Sale. CRIIMI MAE carries its Subordinated CMBS at fair market value where changes in fair value are recorded as a component of shareholders' equity (see Note 5). Prior to mid-1998 , such securities were carried at their amortized cost basis as the Company had the ability and intent to hold these securities to maturity.

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

     CRIIMI MAE accounts for its investment in CRIIMI MAE Services, Inc. ("Services, Inc.") under the equity method because it does not own the voting common stock of Services, Inc. As of June 30, 1999, Services, Inc. holds a 27% general partner interest in CMSLP.

     As of June 30, 1999, CRIIMI MAE, through CM Management, held a 73% limited partnership interest in CMSLP. CRIIMI MAE's limited partner investment in CMSLP is accounted for under the equity method as CRIIMI MAE does not control CMSLP. However, because it owns 73% of the partnership and because it has certain rights described below, it follows the equity method of accounting. As a limited partner, CRIIMI MAE is entitled to all of the rights and benefits of being a limited partner including the right to receive income and cash distributions in accordance with its limited partner interest. In addition, CRIIMI MAE has the right to approve the sale of the principal assets of CMSLP. Services, Inc. is the general partner of CMSLP and manages the day to day affairs of CMSLP.

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

     The Company assesses current economic events and conditions that impact the value of its Subordinated CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred. The Company did not recognize any impairment for the six months ended June 30, 1999 and 1998.

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

Other Assets

     Other Assets primarily include Merger assets and related costs, deferred financing costs, deferred costs, investment in mezzanine loans and a deposit account, as further discussed below. Additionally included in Other Assets is Real Estate Owned (REO) property acquired through foreclosure that will be held for the long-term. In June 1997, CRIIMI MAE acquired a real estate property in a foreclosure sale from a CMBS trust. CMSLP also serves as the special servicer and CRIIMI MAE owns a portion of the subordinated tranches in the same trust. As of June 30, 1999, CRIIMI MAE's investment in REO property totaled approximately $3.9 million. REO property acquired through foreclosure is recorded at fair value on the date of foreclosure. Such assets will be evaluated for impairment by the Company when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At such time, if the expected future undiscounted cash flows from the property are less than the cost basis, the assets will be marked down to fair value. Costs relating to development and improvement of property are capitalized, provided that the resulting carrying value does not exceed fair value. Costs relating to holding the assets are expensed.

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

     Deferred costs are costs incurred in connection with the establishment of CRIIMI MAE's financing facilities and are amortized using the effective interest method over the terms of the borrowings. Also included in deferred costs are mortgage selection fees, which were paid to the Adviser or were paid to the former general partners or adviser to the predecessor entities of CRI Liquidating (collectively, the "CRIIMI Funds"). These deferred costs are being amortized using the effective interest method on a specific mortgage basis from the date of the acquisition of the related mortgage over the term of the mortgage from CRIIMI MAE. Upon disposition of a mortgage, the related unamortized fee is treated as part of the mortgage asset carrying value in order to measure the gain or loss on the disposition. As a result of the Chapter 11 filing, CRIIMI MAE, in December 1998, wrote off all deferred costs in connection with its financing facilities that are subject to the Chapter 11 filing.

     Costs incurred in connection with the loan origination programs are netted against any origination fees received and the net amount is deferred and will be recognized using the effective interest method over the life of the intended securitization of the loans. These costs include a one-time fee to the financial institution and direct costs of originating the loans for the program. All net deferred costs are written off if the Company and the financial institution decide to sell the loans in the warehouse program. In addition, the Company is required to fund the estimated subordinated levels for the securitization of the loans originated through its loan origination programs. This subordinated level is held as a deposit at the financing institution and is reflected in Other Assets. Due to the financial institution taking title to the loans during the warehousing period and bearing substantive risk for the investment portion of each loan, the originated loans are not recorded on the Company's balance sheet during the warehouse period. As a result of the Chapter 11 filing, CRIIMI MAE, in December 1998, wrote off all capitalized costs in connection with its warehouse programs.

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

Per Share Amounts

     Basic earnings per share amounts for the three and six months ended June 30, 1999 and 1998 represent net income available to common shareholders divided by the weighted average common shares outstanding during each quarter. Diluted earnings per share amounts for the three and six months ended June 30, 1999 and 1998 represent basic earnings per share adjusted for dilutive common stock equivalents which for CRIIMI MAE include stock options and certain series of preferred stock. See Note 13 for a reconciliation of basic earnings per share to diluted earnings per share.

Consolidated Statements of Cash Flows

     Cash payments made for interest for the six months ended June 30, 1999 and 1998, were $56,800,796, and $51,927,772, respectively.

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

New Accounting Statements

     During 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for the Company beginning January 1, 2001. The Company is evaluating the eventual impact of FAS 133 on its financial statements.

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


                                                          As of June 30, 1999               As of December 31, 1998
                                                     Amortized Cost      Fair Value     Amortized Cost       Fair Value
                                                     --------------      -----------    --------------       ----------
ASSETS:

Subordinated CMBS                                   $ 1,530,240,621  $ 1,244,388,630   $  1,529,898,540    $1,274,185,678

Insured Mortgage Securities                             424,629,693      420,940,390        483,637,668       488,095,221

Originated loans                                        486,686,694      451,267,018        499,076,030       480,485,570

Cash and cash equivalents                                67,437,377       67,437,377         24,180,072        24,180,072

Accrued interest and principal receivable                70,877,253       70,877,253         46,992,337        46,992,337

Interest rate protection agreements                       1,824,656        1,368,124
                                                                                              2,531,371           992,516


LIABILITIES:
Liabilities not Subject to Chapter 11
proceedings:
  Securitized mortgage obligations:
    Collateralized bond obligations-CMBS              $ 277,055,925    $ 259,540,721       $117,831,435      $105,799,081
    Collateralized insured mortgage obligations         407,338,895      420,426,460        456,101,720       486,179,236
    Collateralized mortgage obligations-
       originated loans                                 393,887,835      376,064,628        386,752,951       381,481,150
Liabilities Subject to Chapter 11 proceedings:
    Variable rate secured borrowings-CMBS               764,538,213              N/A         932,236,674              N/A
    Senior unsecured notes                              100,000,000       81,130,000        100,000,000        62,000,000
    Other financing facilities                           92,799,522              N/A         92,799,522               N/A


     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Subordinated CMBS

     For periods prior to the year ended December 31, 1998, the fair market value of the Company's portfolio of Subordinated CMBS was based upon quotes obtained from, in most cases, the lender to which the security was pledged. The lender also quoted the related unrated bonds even though the bonds did not serve as collateral for CRIIMI MAE's obligations. The Company obtained "ask" quotes as compared to "bid" quotes because it is the owner of the securities. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the CMBS portfolio as of June 30, 1999 and December 31, 1998. As a result, the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of June 30, 1999 and December 31, 1998. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average unleveraged yield to maturity. See Note 5. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, , and (ii) communications with dealers and active Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of June 30, 1999 and December 31, 1998, it has disclosed in Note 5 the range of discount rates by rating category used in determining these fair market values.

     The value of the Company's portfolio is based upon the combined yield of current treasury rates and the current spread above treasury rates that an investor would be willing to accept in a purchase transaction.

     During the six months ended June 30, 1999, the required spread above treasury rates declined on a total portfolio basis. However, this spread decline was more than offset by an increase in treasury rates which caused an aggregate $30.1 million decrease in the value of the Company's portfolio of CMBS from December 31, 1998. In addition, since June 30, 1999, treasury rates have increased further and other general market indices are indicating that certain spreads have increased as well, which would cause a further reduction of the Company's portfolio.

Insured Mortgage Securities

     The fair value of the insured  mortgage  securities  is based on the quoted
market  price  from  an  investment  banking   institution  which  trades  these
instruments as part of its day-to-day activities.

     During the six months ended June 30, 1999, the required spread above treasury rates declined on a total portfolio basis. However, this spread decline was more than offset by an increase in treasury rates which caused an $8.1 million decrease in the value of the Company's portfolio of FHA's and GNMA's from December 31, 1998. In addition, since June 30, 1999, treasury rates have increased further and other general market indices are indicating that certain spreads have increased as well, which would cause a further reduction of the Company's portfolio.

Originated Loans

     Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the portfolio. As a result, the Company calculated the estimated fair market value of its Originated Loan portfolio. The Company used the same discounted cash flow methodology used in determining the fair value of its Subordinated CMBS portfolio and further used cash flows projected at a prepayment speed of 0% to 14% depending upon the call protection of the loan. These cash flows were then discounted using a weighted average discount rate of approximately 9%, which the Company believes was commensurate with the market's perception of risk and value.

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

Interest Rate Protection Agreements

     The fair value of interest rate protection agreements (used to hedge CRIIMI MAE's variable-rate debt) is the estimated amount that CRIIMI MAE would receive to terminate the agreements as of June 30, 1999 and December 31, 1998, taking into account current interest rates and the current creditworthiness of the counterparties. The amount was determined based on a quote received from the counterparty to each agreement.

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

     In May 1998, CRIIMI MAE completed its second resecuritization of CMBS assets ("CBO-2"), with a combined face value of approximately $1.8 billion involving 75 individual securities collateralized by 19 mortgage pools and three of the retained securities from CBO-1. CBO-2 involved CRIIMI MAE's private placement of securities with a face amount of $468 million. In CBO-2, CRIIMI MAE initially retained securities with a face amount of approximately $1.3 billion. Certain securities included call provisions to enable CRIIMI MAE to 1) call bonds if market conditions warrant, and 2) call bonds when it is no longer cost effective to service them. As a result, CBO-2 resulted in a sale of certain securities and the retention of new securities. In accordance with FAS 125, the assets collateralizing the resecuritization are "derecognized" and the combined amortized cost basis of the collateralizing assets was allocated to the new securities issued. CRIIMI MAE received $335 million for the $345 million face amount of investment grade securities sold without call provisions which had an allocated cost basis of $306 million, resulting in a gain of approximately $28.8 million. CRIIMI MAE recorded retained assets totaling $926 million representing the allocated amortized cost basis for the $123 million face amount of investment grade securities issued with call provisions and the $1.3 billion face amount of non-investment grade retained securities in CBO-2. CBO-2 generated $160 million of net borrowing capacity primarily as a result of a higher overall weighted average credit rating for its new securities as compared to the weighted average credit rating on the related CMBS collateral. The net excess borrowing capacity was used to obtain short-term, variable rate secured borrowings which were used to acquire additional Subordinated CMBS during the second quarter of 1998.

     At June 30, 1999, CRIIMI MAE held the following securities with respect to its CMBS portfolio:

                                               Original                    6/30/99
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


     (1) Represents the anticipated weighted average unleveraged yield over the expected average life of the Company's Subordinated CMBS portfolio as of the date of acquisition and June 30, 1999, respectively, based on management's estimate of the timing and amount of future credit losses and prepayments. As discussed in (4) below, these yields may decrease as a result of certain adversarial actions taken by the Company's lenders.

     (2) Unless otherwise noted, changes in the June 30, 1999 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions relating to mortgage collateral.

     (3) CRIIMI MAE, through CMSLP, performs servicing functions on commercial mortgage loans with an unpaid principal balance of approximately $29.6 billion. Of the $29.6 billion of mortgage loans, approximately $250.7 million are being specially serviced as of August 1999, of which approximately $146.4 million are being specially serviced due to payment default and the remainder are being specially serviced due to nonfinancial covenant default. CMSLP, to date, has resolved and transferred out of special servicing approximately $391.5 million of the approximately $642.2 million that has been transferred into special servicing. Actual losses on mortgage loans underlying the CMBS transactions are lower than the Company's original loss estimates.

     (4) On October 6, 1998, Morgan Stanley and Co. International Limited ("Morgan Stanley") advised CRIIMI MAE that it was exercising alleged ownership rights over certain classes of CMBS it held as collateral. In the first quarter of 1999, the Company agreed to cooperate in selling two classes of investment grade CMBS issued by CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (CBO-2 BBB Bonds) and to suspend litigation with Morgan Stanley with respect to these CMBS. On March 5, 1999, the CBO-2 BBB Bonds with $205.8 million face amount and with a coupon rate of 7% were sold in a transaction that is accounted for as a financing by the Company rather than a sale. Of the $159 million in proceeds, $141.2 million was used to repay amounts due under the agreement with Morgan Stanley, and $17.8 million was paid to CRIIMI MAE. CRIIMI MAE and Morgan Stanley also agreed to a standstill period, now extended through September 10, 1999 , regarding seven classes of subordinated CMBS known as Morgan Stanley Capital I Inc. Series 1998-WF2 (the "Wells Fargo Bonds"). At the end of this standstill period, Morgan Stanley has until September 20, 1999 to respond to the Company's complaint and resume litigation with respect to the Wells Fargo Bonds, unless the standstill period is further extended by the parties or an agreement between the parties is reached.

     (5) The increase in the anticipated yield resulted from the reallocation of CBO-1 asset basis in conjunction with the CBO-2 resecuritization.

     The aggregate investment by the underlying rating of the Subordinated CMBS is as follows:


                                 Weighted                                       Range of Discount    Amortized      Amortized
                Face Amount      Average        Weighted       Fair Value       Rates Used to        Cost as of     Cost as of
Security        as of 6/30/99      Pass-         Average      as of 6/30/99      Calculate Fair       6/30/99         12/31/98
 Rating        (in millions)   Through Rate     Life (2)    (in millions)(1)       Value (1)       (in millions)   (in millions)
---------       -------------   ------------     --------    ----------------       ---------       ------------    -------------
A (5)           $   62.6            7.0 %         7 years     $    54.8                9.5%           $   57.2        $   57.0

BBB (5)            150.6            7.0%         12 years         119.7               10.0%              127.3           126.9

BBB-(5)            115.2            7.0%         13 years          85.1               10.9%               93.1            92.8

BB+                394.6            7.0%         13 years         266.4           10.3% - 12.6%          319.1           317.9

BB                 277.4            6.9%         14 years         206.1           10.8% - 12.8%          260.4           259.1

BB-                 89.1            6.8%         15 years          55.0           12.0% - 14.1%           72.8            72.6

B+                 128.7            6.7%         16 years          68.0           13.1% - 15.1%           93.2            93.0

B                  300.2            6.6%         16 years         153.3           13.9% - 16.0%          209.8           208.9

B-                 198.7            6.7%         17 years          89.1           15.2% - 18.4%          107.3           106.7

CCC                 92.0            6.8%         20 years          24.5           24.0% - 28.0%           36.0            36.0

Unrated            478.1            6.2%         20 years         122.4           25.0% - 30.0%          154.0           159.0
                ---------           ----         --------     ----------                              ---------       ---------
Total (3)(4)    $2,287.2            6.7%         16 years     $ 1,244.4                               $1,530.2        $1,529.9
                =========           ====         ========     ==========                              =========       =========

     (1) The estimated fair values of Subordinated CMBS represent the carrying value of these assets. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the portfolio as of June 30, 1999 and December 31, 1998. As a result, the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of June 30, 1999 and December 31, 1998. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average unleveraged yield to maturity. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, , and (ii) communications with dealers and active Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of June 30, 1999 and December 31, 1998, it has disclosed in the table the range of discount rates by rating category used in determining these fair market values.

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

     (4) Similar to the Company's other sponsored CMOs,  CMO-IV, as described in
Note 6, resulted in the creation of CMBS, of which the Company sold certain tranches. Since the Company retained call options on the sold bonds, the Company did not surrender control of the assets for purposes of FAS 125 and thus the entire transaction is accounted for as a financing and not as a sale. Since the transaction is recorded as a financing, the Subordinated CMBS are not reflected in the Company's Subordinated CMBS portfolio. Instead the mortgage assets are reflected in Investment in Originated Loans on the balance sheet.

     (5) In connection with CBO-2, $62.6 million (A rated) and $60.0 million (BBB rated) face amount of investment grade securities were issued with call options and $345 million (A rated) face amount were issued without call options. Since the Company retained call options on certain sold bonds, the Company did not surrender control of those assets pursuant to the requirements of FAS 125 and thus these securities are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, CRIIMI MAE has retained the securities with call options in its Subordinated CMBS portfolio reflected on its balance sheet. In connection with CBO-2, in May 1998 the Company initially retained $90.6 million (BBB rated) and $115.2 million (BBB- rated) face amount of securities, with the intention to sell the securities at a later date. Such sale occurred March 5, 1999. See below for further discussion.

     As of June 30, 1999 and December 31, 1998, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and at the locations identified below:


                   6/30/99            12/31/98                                        6/30/99            12/31/98
Property Type      Percentage(1)      Percentage(1)         Geographic Location(2)  Percentage(1)      Percentage(1)
-------------      ----------         ----------            ----------------------  ------------       -------------
Multifamily...         32%                31%               California...........        17%                 16%
Retail........         29%                28%               Texas................        14%                 12%
Office........         12%                15%               Florida..............         8%                  7%
Hotel.........         14%                13%               Other(3).............        61%                 65%
Other.........         13%                13%                                           ----                ----
                      ----               ----                   Total............       100%                100%
    Total.....        100%               100%                                           ====                ====
                      ====               ====

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

     The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in GAAP income recognition which is greater than or less than cash received. For the three and six months ended June 30, 1999, the amount of income recognized in excess of cash received due to the effective interest rate method was approximately $209,000 and approximately $336,000, respectively. For the three and six months ended June 30, 1998, the amount of income recognized in excess of cash received due to the effective interest rate method was approximately $738,000 and approximately $2.2 million, respectively.

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

     The Company agreed to cooperate in selling the CBO-2 BBB Bonds and suspend litigation with Morgan Stanley with respect to these CMBS. On March 5, 1999, Morgan Stanley sold the $205.8 million face amount of CMBS with a coupon of 7%. The proceeds of $159 million were used to pay off $141.2 million of the related short-term, variable-rate debt due Morgan Stanley and the remaining net proceeds of $17.8 million were remitted to CRIIMI MAE. CRIIMI MAE retained the right to call each CMBS when the outstanding principal balance amortizes to 15% of its original face balance. The 15% call option prevents CRIIMI MAE from surrendering control of the assets pursuant to the requirements of FAS 125 and thus the transaction is accounted for as a financing and not as a sale. This resulted in CRIIMI MAE recognizing a fixed-rate liability for these bonds in the amount of the gross proceeds, which was approximately $159 million.

     CRIIMI MAE and Morgan Stanley also agreed to an extended standstill period through September 10, 1999 regarding seven classes of Subordinated CMBS known as Morgan Stanley Capital I, Inc. Series 1998-WF2. At the end of this standstill period, Morgan Stanley has until September 20, 1999 to respond to the Company's complaint and resume litigation with respect to such bonds, unless the standstill period is further extended by the parties or an agreement is reached between the parties.

     The Company's CMBS portfolio currently generates monthly cash flow. As of June 30, 1999 and December 31, 1998, certain lenders have withheld payment to CRIIMI MAE of approximately $21.9 million and $8.3 million, respectively, with respect to its CMBS portfolio (excluding those securities that are match-funded). (Refer to Note 6 for payments due the Company in connection with CMO-IV). The realizeability of these receivables is uncertain and is dependent upon reaching successful agreements with the Company's lenders that do not result in the loss of any collateral. A loss could occur if the lender fails to remit interest payments to the Company. Furthermore, it is possible that CRIIMI MAE may have to record impairment losses as a result of future adverse actions taken against CRIIMI MAE by its lenders.

     CMSLP did not file for protection under Chapter 11. However, because of the related party nature of its relationship with CRIIMI MAE, CMSLP has been under a high degree of scrutiny from servicing rating agencies. As a result of CRIIMI MAE's Chapter 11 filing, CMSLP was declared in default under certain credit agreements with First Union National Bank ("First Union"). In order to repay all such credit agreement obligations and to increase its liquidity, CMSLP arranged for ORIX Real Estate Capital Markets, LLC ("ORIX") formerly known as Banc One Mortgage Capital Markets, LLC ("") to succeed it as master servicer on two commercial mortgage pools on October 30, 1998. In addition, in order to allay rating agency concerns stemming from CRIIMI MAE's Chapter 11 filing, in November 1998, CRIIMI MAE designated ORIX as special servicer on 33 separate CMBS securitizations totaling approximately $29 billion, subject to certain requirements contained in the respective servicing agreements. CMSLP will continue to perform special servicing as sub-servicer for ORIX on all but five of these securitizations. CRIIMI MAE remains the owner of the lowest rated tranche of the related Subordinated CMBS and, as such, retains rights pertaining to ownership, including the right to replace the special servicer. CMSLP lost the right to specially service the DLJ MAC 95 CF-2 securitization when the majority holder of the lowest rated tranches replaced CMSLP as special servicer.

6.     LOAN ORIGINATION PROGRAM

     Prior to the Petition Date, the Company originated mortgage loans principally through mortgage loan conduit programs with major financial institutions for the primary purpose of pooling such loans for securitization.

     In  June  1998,  the  Company  securitized  $496  million  face  amount  of commercial mortgage loans (a majority of which were no lock) originated or acquired through the mortgage loan conduit program with Citicorp Real Estate, Inc. , and through CRIIMI MAE CMBS Corp., issued Commercial Mortgage Loan Trust Certificates, Series 1998-1 ("CMO-IV"). The original basis of the loans on the balance sheet includes approximately $8 million of deferred loan and securitization costs that are amortized over the life of the securitization and recognized against income using the effective interest rate method.

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

     On April 5, 1999, the Company finalized an agreement by which, Salomon Smith Barney, in cooperation with CRIIMI MAE, will sell two classes of investment grade CMBS from CMO-IV with a face amount of $45.9 million and an average coupon rate of 6.96% constituting a portion of the collateral security advances under financing agreements with Citicorp. CRIIMI MAE retains the right to call each CMBS when the principal balance amortizes to 15% of its original face balance. The 15% call option prevents CRIIMI MAE from surrendering control of the assets pursuant to the requirements of FAS 125 and thus the transaction will be accounted for as a financing and not a sale. A minimum sales price was established in order to sell the bonds. Gross proceeds from the sale will be used to pay off $39.6 million of secured debt, certain costs, and the remainder, if any, remitted to CRIIMI MAE. This will result in CRIIMI MAE recognizing fixed-rate debt for these bonds, when they are sold, in the amount of the gross proceeds received. In May 1999, the Company sold $20 million face amount of investment grade securities, with a coupon rate of 6.859% from CMO-IV in accordance with the agreement noted above. Accordingly, the proceeds from the sale of these securities will pay off a portion of the secured debt owed under the Citicorp Financing agreements and the Company will recognize fixed rate debt in the amount of gross proceeds received. The variable-rate secured borrowings associated with these investment grade securities were proportionally reduced (approximately $17 million) on the balance sheet to reflect the partial sale. The balance of the investment grade securities will continue to be marketed for sale.

     Although CMO-IV is accounted for as a financing, economically, the Company currently generates monthly cash flow from the subordinated CMBS tranches created in the transaction. As of June 30, 1999 and December 31, 1998, payments of approximately $8.1 million and $2.7 million, respectively, were withheld by certain lenders, with respect to certain tranches of CMO-IV.

     As of June 30, 1999 and December 31, 1998, the originated loans were secured by properties of the types and at the locations identified below:


                   6/30/99            12/31/98                                        6/30/99            12/31/98
Property Type      Percentage(1)      Percentage(1)         Geographic Location(2)  Percentage(1)      Percentage(1)
-------------      ----------         ----------            ----------------------  ------------       -------------
Multifamily..          37%                38%               Michigan..............        20%                20%
Hotel........          27%                26%               Texas.................         8%                 8%
Retail.......          19%                20%               Illinois..............         7%                 7%
Office.......          11%                11%               California............         6%                 6%
Other........           6%                 5%               Maryland..............         6%                 6%
                      ----               ----               Connecticut...........         5%                 6%
    Total....         100%               100%               Florida...............         5%                 5%
                      ====               ====               Other(3)..............        43%                42%
                                                                                         ----               ----
                                                                Total.............       100%               100%
                                                                                         ====               ====

     (1) Based on a percentage of the total unpaid principal balance of the underlying loans.

     (2) No significant concentration by region.

     (3) No other individual state makes up more than 5% of the total.

     Descriptions of the originated loans categorized by unpaid principal balances as of June 30, 1999, are as follows:

                                                                 As of June 30, 1999
                                                                 --------------------
                                                                          Weighted
                                                                          Average
                                              Number of       Face         Effective     Weighted Average
Unpaid Principal Balance (2)                  Loans(3)     Value(1)(4)     Interest Rate Remaining Term
----------------------------                  --------    -----------     ------------- --------------
$ 0 - $  4.99 million                          128        $ 267,619,390      7.43%        9.4 years
$ 5 - $  9.99 million                           18          131,205,739      7.35%        9.1 years
$10- $14.99 million                              5           63,481,049      7.21%        9.1 years
$15- $20      million                            1           17,155,867      7.15%       10.4 years
                                             ---------    -------------    ---------    ------------
                                               152         $479,462,045      7.37%        9.3 years
                                             =========    =============    =========    ============


     (1) All originated loans are collateralized by first or second liens on multifamily, hotel, retail, office or other commercial properties. Approximately 79% of the loans originally included in the securitization are No-Lock loans.

     (2) The carrying amount of the originated loans of $486,686,694 is comprised of $479,462,045 face amount of loans plus $7,224,649 of deferred loan costs.

     (3) During the six months ended June 30, 1999, there were two prepayments in CMO-IV. These prepayments generated net proceeds of approximately $7.6 million and resulted in a net financial statement gain of approximately $160,200, which is included in gain on originated loan dispositions on the accompanying consolidated statement of income for the six months ended June 30, 1999.

(4)  The fair value of the originated loans at June 30, 1999 is $451,267,018.

     Descriptions of the originated loans categorized by unpaid principal balances as of December 31, 1998 , are as follows:


                                                  As of December 31, 1998
                                                  -----------------------
                                                                          Weighted
                                                                          Average
                                              Number         Face         Effective     Weighted Average
Unpaid Principal Balance (2)                  of Loans      Value(1)     Interest Rate Remaining Term
----------------------------                  --------    -----------     ------------- --------------
$ 0 - $  4.99 million                           130      $ 278,252,990      7.45%        9.9 years
$ 5 - $  9.99 million                            18        131,974,592      7.35%        9.6 years
$10- $14.99 million                               5         63,821,315      7.21%        9.6 years
$15- $20 million                                  1         17,242,738      7.15%       10.9 years
                                                ---      -------------      -----       ----------
                                                154      $ 491,291,635      7.38%        9.8 years
                                                ===      =============      =====       ==========


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

     The Citibank Program provided for CRIIMI MAE to pay to Citibank the face value of the loans originated through the Program, which were funded by Citibank and not otherwise securitized, plus or minus any hedging loss or gain on December 31, 1998. To secure this obligation, CRIIMI MAE was required to deposit a portion of the principal amount of each originated loan in a reserve account. At June 30, 1999, this reserve account was approximately $31.8 million.

     Under the Prudential Program, the Company had an option to pay to Prudential the face value plus or minus any hedging loss or gain, at the earlier of June 30, 1999, or the date by which a stated quantity of loans for securitization has been made. Under the Prudential Program, the Company was required to fund a reserve account, which was approximately $2 million at June 30, 1999. Since, CRIIMI MAE was unable to exercise its option, the Company has forfeited the amount of the reserve account.

     On October 5, 1998, Citibank sent the Company a letter alleging that the Company was in default under the Citibank Program and that it was terminating the Citibank Program. The Company and Citibank negotiated a Stipulation and Consent Order (the "Order"), entered by the Bankruptcy Court on April 5, 1999, regarding the Citibank Program. The Order provides that Citibank will, with CRIIMI MAE's cooperation, sell the loans originated under the Citibank Program provided that the sale results in CRIIMI MAE receiving minimum net proceeds of not less than $3.5 million, after satisfying certain amounts due to Citibank under the Citibank Program from the amount held in the reserve account. The minimum net proceeds provision may be waived by written agreement of the Company, the Official Committee of Unsecured Creditors in the Company's Chapter 11 case (the "Unsecured Committee") and the Official Committee of Equity Security Holders in the Company's Chapter 11 case (the "Equity Committee"). CRIIMI MAE is still in discussions with Prudential to sell the loan originated under the Prudential Program. There can be no assurance that an agreement will be reached with Prudential or, if reached, that such agreement would be approved by the Bankruptcy Court.

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

     The Company's potential loss amount for the Citibank Program decreased by $3.9 million in the first quarter of 1999, which was primarily the result of an improvement in the related hedging position. The $3.9 million was recognized as an unrealized gain on warehouse obligation in the first quarter of 1999.

     On August 5, 1999, all but three of the commercial loans originated under the Citibank Program in 1998, were sold for gross proceeds of approximately $308 million. The loans sold had an aggregate unpaid principal balance of $339 million. The minimum net proceeds provision was waived by agreement of the Company, the Unsecured Committee and the Equity Committee. As a result of the valuation received in the sale, the Company recorded an additional $10.9 million unrealized loss in the second quarter bringing its unrealized losses through June 30, 1999 to $35.3 million. For income tax purposes, the portion of this loss related to the loans that were sold (estimated at $33 million) is expected to be recorded as a realized loss on the loan sale date in the third quarter of 1999. The unrealized losses recorded to date also include an estimate of losses (approximately $2 million) related to the three loans (unpaid principal balance of $32.7 million) not sold, all of which are currently being marketed for sale. Prior to the actual sale of these loans the Company had recorded its unrealized losses based on pricing data received from Citibank. (See also Footnote 8 regarding the impact of this transaction on tax basis income).

7.       INSURED MORTGAGE SECURITIES

     CRIIMI MAE's consolidated portfolio of mortgage securities is comprised of FHA-Insured Certificates and GNMA Mortgage-Backed Securities. Additionally, mortgage securities include Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by GNMA Mortgage-Backed Securities, as discussed below. As of June 30, 1999, approximately 15% of CRIIMI MAE's investment in mortgage securities were FHA-Insured Certificates and 85% were GNMA Mortgage-Backed Securities (including certificates which collateralize Freddie Mac participation certificates). FHA-Insured Certificates and GNMA Mortgage-Backed Securities are collectively referred to herein as "mortgage securities."

     CRIIMI MAE owns the following mortgages directly or indirectly through its wholly-owned subsidiaries:

                                                                         As of June 30, 1999
                                                                         --------------------
                                                                                              Weighted
                                              Number of                                       Average
                                              Mortgage             Fair        Amortized      Effective       Weighted Average
                                              Securities         Value(1)        Cost         Interest Rate    Remaining Term
                                              ----------       ------------   ------------    -------------   ---------------
CRIIMI MAE                                        1            $  5,417,573   $  5,442,690       8.00%             36 years
CRIIMI MAE Financial Corporation                 37             131,405,033    132,123,556       8.38%             30 years
CRIIMI MAE Financial Corporation II              52             218,281,857    221,053,380       7.21%             28 years
CRIIMI MAE Financial Corporation III             24              65,835,927     66,010,067       7.87%             29 years
                                                               -------------  ------------       --------          -----------
                                                114            $420,940,390   $424,629,693       7.68%(3)          29 years(3)
                                                               =============  ============       ========          ===========

                                                                       As of December 31, 1998
                                                                        -----------------------
                                                                                               Weighted
                                              Number of                                        Average
                                              Mortgage             Fair        Amortized       Effective       Weighted Average
                                              Securities         Value(1)         Cost         Interest Rate    Remaining Term
                                              ----------       -------------  ------------    -------------   -----------------
CRIIMI MAE                                         1           $   5,511,707   $  5,455,114       8.00%            36 years
CRIIMI MAE Financial Corporation(2)               40             161,382,142    158,832,182       8.26%            30 years
CRIIMI MAE Financial Corporation II(2)            55             232,560,966    231,973,794       7.18%            28 years
CRIIMI MAE Financial Corporation III(2)           27              88,640,406     87,376,578       8.00%            30 years
                                                 ---           -------------   ------------       --------         -----------
                                                 123           $ 488,095,221   $483,637,668       7.69%(3)         29 years(3)
                                                 ===           =============   ============       ========         ===========

     (1) See Note 4 for discussion of fair value methodology.

     (2) During the six months ended June 30, 1999, there were nine prepayments of mortgage securities held by CRIIMI MAE's financing subsidiaries. These prepayments generated net proceeds of approximately $58.4 million and resulted in net financial statement gains of approximately $1.6 million, which are included in gains on mortgage securities dispositions on the accompanying consolidated statement of income for the six months ended June 30, 1999.

     (3) Weighted Average was computed using total amortized cost of the mortgage securities.

     As a result of the CBO-2 transaction (see Note 5), the Company, in accordance with GAAP, no longer classifies its mortgage securities as Held to Maturity. The Company's mortgage securities are now classified as Available for Sale. As a result, the Company now carries its mortgage securities at fair value. The difference between the amortized cost and the fair value of mortgage assets recorded at fair value represents the net unrealized gains on those mortgage securities, which is reported as a separate component of shareholders' equity as of June 30, 1999 and December 31, 1998.

8.       RECONCILIATION OF FINANCIAL STATEMENT NET LOSS INCOME TO TAX
         BASIS INCOME

     Reconciliations of the financial statement net loss income to the tax basis income for the three and six months ended June 30, 1999 and 1998, are as follows:


                                                          For the three months ended June 30,     For the six months ended June 30,
                                                               1999             1998                1999              1998
                                                               ----             ----                ----              ----
Consolidated financial statement
  Net loss income                                          $   (654,238)     $ 45,344,383       $  14,166,245      $  59,239,811
Gain on sale of collateralized bond obligation                       --       (29,140,689)                 --        (29,140,689)
Reamortization of Subordinated CMBS                          14,332,858         9,053,150          28,568,719         11,316,175
Interest expense adjustments for collateralized bond
  obligation                                                 (8,723,443)       (5,028,033)        (17,491,178)        (5,028,033)
Amortization and other interest expense adjustments            (707,528)         (354,120)         (1,893,205)          (830,532)
Equity in earnings from investments                             459,845         3,334,922           1,756,263          3,422,740
Net gains on mortgage security dispositions                     178,501            46,970             381,731            209,982
Gain on originated loan disposition                              44,991                --             117,526                 --
Amortization of assets acquired in the Merger                   719,394           719,394           1,438,788          1,438,788
Unrealized loss on warehouse obligation (1)                  10,871,970                --           6,925,495                 --
Reorganization items                                         (3,247,824)               --             296,196                 --
Capital gain on installment note                                     --           331,831                  --            331,831
Other                                                           (16,584)          (17,694)            (32,035)           (27,142)
                                                           -------------     -------------      --------------     --------------
Tax basis income                                           $ 13,257,942      $ 24,290,114       $  34,234,545      $  40,932,931
                                                           =============     =============      ==============     ==============

Dividends accrued or paid on preferred shares                (1,378,961)       (1,918,007)         (2,782,495)        (3,557,504)
                                                           -------------     -------------      --------------     --------------

Tax basis income available to common
  Shareholders                                             $ 11,878,981      $ 22,372,107       $ 31,452,050       $  37,375,427
                                                           =============     =============      =============      ==============

Tax basis income per share                                 $       0.22      $       0.47       $       0.59       $        0.81
                                                           =============     =============      =============      ==============

Tax basis shares outstanding                                 53,553,161        47,795,989         53,553,161          46,113,921
                                                           =============     =============      =============      ==============

     (1) The Company expects to record a realized loss in the third quarter of 1999, estimated at $33 million, related to the August 1999 sale of substantially all of the loans in its Citibank Program (See Footnote 6).

     Differences between financial statement net income and the tax basis income available to common shareholders principally relate to differences in the methods of accounting for Subordinated CMBS (see also Note 5), timing and/or deductibility of estimated reorganization costs , unrealized loss on warehouse position, amortization of certain deferred costs and merger of the CRI Mortgage Businesses.

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

9.       OBLIGATIONS UNDER FINANCING FACILITIES

         Default Declarations

     As a result of the bankruptcy petition filed on October 5, 1998, certain lenders have declared defaults or otherwise taken action against the Company with respect to a number of CRIIMI MAE's financing facilities. SeeNote 16 for a discussion of material litigation between the Company and various creditors and agreements the Company has reached with certain of these creditors.

     The following table summarizes CRIIMI MAE's debt outstanding as of June 30, 1999 and December 31, 1998:

                                          Six months ended June 30, 1999                         Year ended December 31, 1998
                                         ---------------------------------                         ----------------------------
                                                                                Stated
                               Balance       Eff. Rate     Avg      Average    Maturity       Balance     Eff. Rate  Avg     Avg
Type of Debt                 at Qtr End    at Qtr. End   Balance   Eff. Rate     Date (9)   at Year End   at Yr End  Bal.  Eff. Rate
------------                ------------   -----------  --------   ---------  -----------   -----------   ---------  ----  ---------
Securitized Mortgage
  Obligations:

  FHLMC Funding Note (1)   $   210,148,405     7.4%    $215,953,507   7.4%     Sept 2031  $  220,822,380     7.4% $229,137,117  7.4%

  FNMA Funding Note (2)         63,707,206     7.4%      72,229,539   7.4%     March 2035     84,750,764     7.3%  119,316,182  7.3%

  CMO (3)                      133,483,284     7.5%     117,895,729   7.5%     Jan 2033      150,528,576     7.4%  166,408,357  7.4%

  CMO-Loan Originations (6)    393,887,835     6.5%     383,752,017   6.5%     Oct 2001-     386,752,951     6.5%  222,114,163  6.5%
                                                                                May 2008

  Subordinated CMBS  (7)       277,055,925     8.9%     188,945,100   8.5%     Nov 2006-     117,831,435 (4) 7.7%  122,861,289  7.6%
                                                                                Nov 2012

Variable-Rate Secured borrowings -
  Subordinated CMBS (8)        764,538,213     6.1%     839,036,829   6.2%     April 1999-   932,236,674     7.2%  802,562,377  6.8%
                                                                                Sept 2000

Bank term loans                  3,050,000     6.3%       3,050,000   6.3%     Dec 1998        3,050,000 (5) 1.8%    3,000,238  3.9%
Working capital line
  of credit                     40,000,000     6.7%      40,000,000   6.8%     Dec 1998       40,000,000     7.2%   21,918,727  7.3%

Bridge Loan                     49,749,522     7.2%      49,749,522   7.2%     Feb 1999       49,749,522     7.8%   19,765,489  7.7%

Senior unsecured notes         100,000,000     9.1%     100,000,000   9.1%     Dec 2002      100,000,000     9.1%   99,902,312  9.1%
                           ---------------                                                --------------
  Total                    $ 2,035,620,390                                                $2,085,722,302
                           ===============                                                ==============

     (1) As of June 30, 1999 and December 31, 1998, the face amount of the note was $218,125,911 and $229,005,558, respectively, with unamortized discount of $7,977,506 and $8,183,178, respectively. During the six months ended June 30, 1999 and 1998, discount amortization of $205,672 and $193,994, respectively, was recorded as interest expense.

     (2) As of June 30, 1999 and December 31, 1998, the face amount of the note was $65,424,049 and $86,620,792, respectively, with unamortized discount of $1,716,843 and $1,870,028, respectively. During the six months ended June 30, 1999 and 1998, discount amortization of $153,185 and $159,312, respectively, was recorded as interest expense.

     (3) As of June 30, 1999 and December 31, 1998, the face amount of the note was $137,477,970 and $154,840,829, respectively, with unamortized discount of $3,994,686 and $4,312,253, respectively. During the six months ended June 30, 1999 and 1998, discount amortization of $367,567 and $156,821, respectively, was recorded as interest expense.

     (4) Balance represents face amount of notes, as the issuance did not include any bond discount.

     (5) The effective interest rate as of December 31, 1998 includes the impact of a rate reduction agreement which was in place from July 1995 through December 31, 1998, providing for a reduction in the rate on a portion of the loans based on balances maintained at the bank. The effective interest rate as of June 30, 1999 does not include the impact of the rate reduction agreement due to the Company's Chapter 11 filing.

     (6) As of June 30, 1999 and December 31, 1998, the face amount of the debt was $401,029,914 and $392,752,908 with unamortized discount of $7,142,079 and $5,999,957, respectively. During the six months ended June 30, 1999 and 1998, discount amortization of $727,018 and $90,361, respectively, was recorded in interest expense.

     (7) As of June 30, 1999 and December 31, 1998, the face amount of the debt was $328,446,000 and $122,612,000 with an unamortized discount of $51,390,075 and $4,780,565, respectively . During the six months ended June 30, 1999 and 1998, discount amortization of $715,283 and $35,390, respectively, was recorded in interest expense.

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

     The securities were issued at a discount of approximately $6.6 million. Such discount, as well as approximately $6.7 million of deferred costs and securitization transaction costs are amortized on a level yield basis over the expected life of the related security. The securities not sold to third parties were partially financed with secured borrowings. The lending agreements are secured by certain of the CMO-IV securities retained by CRIIMI MAE with an aggregate fair value of approximately $68.6 million as of June 30, 1999.

     On April 5, 1999, the Company finalized an agreement by which, Salomon Smith Barney, in cooperation with CRIIMI MAE, will sell two classes of investment grade CMBS from CMO-IV (face amount of $45.9 million) constituting a portion of the collateral security advances under the Citicorp financing agreement. This transaction will be accounted for as a financing and not a sale. This will result in the Company recognizing a fixed-rate liability for these bonds, when they are sold, in the amount of gross proceeds. In May 1999, the Company sold $20 million face amount of investment grade securities, with a coupon rate of 6.859% from CMO-IV in accordance with the agreement. The variable-rate secured borrowings associated with these investment grade securities were proportionally reduced (approximately $17 million) on the balance sheet to reflect the partial sale. The balance of the investment grade securities will continue to be marketed for sale.

Variable Rate Secured Borrowings-CMBS

     As previously discussed, when CRIIMI MAE purchased Subordinated CMBS, it initially financed (generally through secured borrowings) a portion of the purchase price of the Subordinated CMBS. These secured borrowings were either provided by the issuer of the CMBS pool or through master secured borrowing agreements, as discussed below. As of June 30, 1999, the secured borrowings on Subordinated CMBS have interest rates that are generally based on the one-month London Interbank Offered Rate (LIBOR), plus a spread ranging from 0.5% to 1.5%. Due to the Chapter 11 filing and the automatic stay provisions granted under the Bankruptcy Code, the actual maturity date is undeterminable for facilities that have expired or will expire in 1999 per the stated maturities.

     As discussed above, on March 5, 1999, the CBO-2 BBB Bonds were sold in a transaction that was accounted for a financing rather than a sale. Of the $159.0 million of net sale proceeds, $141.2 million was used to repay variable rate secured borrowings.

     As discussed above, in May 1999, a portion of the CMO-IV securities were sold in a transaction that was accounted for as a financing rather than a sale. The variable-rate secured borrowings were proportionally reduced on the balance sheet to reflect the partial sale.

     The secured borrowing agreements are secured by certain rated CMBS security tranches with an aggregate fair value of approximately $831.8 million as of June 30, 1999 and $1.1 billion as of December 31, 1998. CRIIMI MAE's short-term variable rate financing facilities require that the value of the collateral securing the facilities meet a minimum loan-to-value ratio. If the value of the collateral is perceived such that the minimum loan-to-value ratio is not met, then the lender may require the Company to post cash or additional collateral with sufficient value to cure the perceived value deficiency. At June 30, 1999, CRIIMI MAE had secured borrowing agreements with German American Capital Corporation, Lehman ALI, Inc. First Union National Bank of North Carolina, Morgan Stanley, Merrill Lynch and Citicorp Securities, Inc. ("Citicorp"). These secured borrowing agreements qualify as financings under FAS 125 because CRIIMI MAE is required to purchase the same securities collateralizing the borrowing before their maturity. Citicorp and Morgan Stanley have each taken the position that CMBS that were pledged to them by the Company were instead sold to them by the Company because the transactions between the parties were documented using Bond Market Association Master Repurchase Agreement forms. The Company disputes the positions of both Citicorp and Morgan Stanley and has filed two complaints contesting their claims of ownership. If, however, Citicorp and Morgan Stanley prevail, the portfolio value of the Company's owned securities would decrease by the amount of bonds that are deemed to have been sold to Citicorp or Morgan Stanley and the corresponding obligations would also decrease. (See Note 16 ).

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

     Under the terms of the Indenture, the Company could not incur additional indebtedness (except for Permitted Debt, which included secured borrowings, working capital lines of credit, and borrowings under facilities in place as of November 21, 1997), unless at the time of such incurrence either (a) the ratio of Adjusted Earnings Available for Fixed Charges to Adjusted Fixed Charges giving proforma effect for the new borrowings is greater than 1.75 to 1.0 or (b) the Adjusted Debt to Capital Ratio on a proforma basis after giving effect to the incurrence of the new debt is less than 2.0 to 1.0.

Bank Term Loans

     In connection with the Merger, CM Management assumed certain debt of certain mortgage businesses affiliated with C.R.I., Inc. in the principal amount of $9.1 million (the "Bank Term Loan"). The Bank Term Loan is secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and is guaranteed by CRIIMI MAE. The loan required quarterly principal payments of $650,000 and matured on December 31, 1998. The amount outstanding as of June 30, 1999 and December 31, 1998 was $1.3 million. Interest on the loan is based on CRIIMI MAE's choice of one, two or three-month LIBOR, plus a spread of 1.25%.

     In addition, in connection with the Real Estate Owned Property, a wholly-owned subsidiary has a loan secured by the Real Estate Owned Property and guaranteed by CRIIMI MAE. The loan requires monthly interest payments and a balloon principal payment at maturity. The loan was made January 22, 1998 and matured on August 1, 1999. The Company received a default notice on August 3, 1999 from Citicorp. The amount outstanding as of June 30, 1999 and December 31, 1998 was $1.75 million. Interest on the loan is based on LIBOR, plus a spread of 1.5%. Currently, negotiations to sell the property to a third party are taking place. Amounts received by any such sale will be used to pay off the outstanding loan balance and the remaining proceeds will be retained by the Company.

Working Capital Line of Credit

     In late 1996, CRIIMI MAE entered into an unsecured working capital line of credit provided by two lenders which provided for up to $40 million in borrowings. The credit facility matured on December 31, 1998. Outstanding borrowings under this line of credit are based on interest at one-month LIBOR, plus a spread of 1.75%. As of June 30, 1999 and December 31, 1998, $40 million in borrowings were outstanding under this facility.

Bridge Loan

     In August 1998, CRIIMI MAE entered into a bridge loan for $50 million provided by a lender. The total unpaid principal balance and accrued interest was due in February 1999. Outstanding borrowings under this facility are based on interest at one-month LIBOR, plus a spread of 2.25%. As of June 30, 1999 and December 31, 1998, approximately $50 million in borrowings was outstanding under this loan.

Other Debt Related Information

     Changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 58% of CRIIMI MAE's consolidated debt as of June 30, 1999. Fluctuations in interest rates will continue to impact the value of that portion of CRIIMI MAE's mortgage assets which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the variable-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining variable-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any variable-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. Furthermore, CRIIMI MAE has interest rate risk to the extent that the LIBOR interest rate increases between the current rate and the cap rate. However, CRIIMI MAE's investment policy requires that at least 75% of variable-rate debt be hedged. As of June 30, 1999, 90% of CRIIMI MAE's variable-rate debt is hedged.

     For the six months ended June 30, 1999, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts and deferred financing fees of approximately $4.0 million, was approximately 7.25%. This does not include the write-off of costs and discounts related to liabilities subject to Chapter 11. As of June 30, 1999 , CRIIMI MAE's debt-to-equity ratio was approximately 7.2 to
1.0 and CRIIMI MAE's non-match-funded debt-to-equity ratio was approximately 3.4 to 1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0, among other requirements.

10.      INTEREST RATE PROTECTION AGREEMENTS

     CRIIMI MAE has entered into interest rate protection agreements to partially limit the adverse effects of rising interest rates on its variable-rate borrowings. Interest rate caps ("caps"), as shown below, provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. All of the caps qualify for hedge accounting treatment. Therefore the related cost, as well as gains or losses on terminated positions, have been deferred as a component of the related debt. At June 30, 1999, CRIIMI MAE held caps with a notional amount of $775 million and the caps are used to hedge $775 million of the Company's variable rate debt.


Notional
Amount                     Effective Date        Maturity Date (2)      Cap (2)         Index
---------------            ---------------       ----------------      -------          ----------
$ 100,000,000              April 8, 1997         April 10, 2000        6.6875%          1M LIBOR
  100,000,000              September 22, 1997    September 22, 2000    6.6563%          1M LIBOR
  100,000,000              December 7, 1997      November 7, 2000      6.6563%          1M LIBOR
   50,000,000              December 23, 1997     December 23, 2000     6.9688%          1M LIBOR
  100,000,000              March 11, 1998        March 10, 2001        6.6875%          1M LIBOR
  100,000,000              March 31, 1998        March 31, 2001        6.6875%          1M LIBOR
  100,000,000              June 4, 1998          June 4, 2001          6.6563%          1M LIBOR
  100,000,000              June 26, 1998         June 26, 2001         6.6563%          1M LIBOR
   25,000,000              September 6, 1998     August 6, 2001        6.6523%          1M LIBOR
----------------
$775,000,000 (1)
================

     (1) CRIIMI MAE's designated interest rate protection agreements hedge CRIIMI MAE's variable-rate borrowing costs. (2) The weighted average strike price is approximately 6.7% and the weighted average remaining term for these interest rate cap agreements is approximately 1.5 years.

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

11.      COMMON STOCK

Shelf Registration Statement

     The Company has on file with the Securities and Exchange Commission a Shelf Registration Statement on Form S-3 registering for sale of Debt Securities, Preferred Shares, Warrants, and Common Shares. CRIIMI MAE may, from time to time, offer in one or more series the securities in amounts, at prices and on terms set forth in supplements to the Registration Statement. As of June 30, 1999, a total amount of approximately $340 million remains available under the Shelf Registration Statement.

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

12.      PREFERRED STOCK

     CRIIMI MAE's charter authorizes the issuance of up to 25,000,000 shares of preferred stock, of which 150,000 shares have been designated as Series A Cumulative Convertible Preferred Shares, 3,000,000 shares have been designated as Series B Cumulative Convertible Preferred Shares, 300,000 shares have been designated as Series C Cumulative Convertible Preferred Shares and 300,000 shares have been designated as Series D Cumulative Convertible Preferred Shares as of June 30, 1999.

Series B Cumulative Convertible Preferred Stock

     In August 1996, CRIIMI MAE completed a public offering of 2,415,000 shares of Series B Cumulative Convertible Preferred Shares, with a par value of $0.01 per share (the "Series B Preferred Shares"), at an aggregate offering price of $60,375,000. The Series B Preferred Shares pay a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $0.30, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 2.2844 times one plus a conversion premium of 3%, subject to adjustment upon the occurrence of certain events. The Series B Preferred Shares are (i) convertible at the option of the holders and (ii) subject to redemption at CRIIMI MAE's sole discretion after the tenth anniversary of issuance. Each Series B Preferred Share is convertible into 2.2844 shares of common stock, subject to adjustment upon the occurrence of certain events. The liquidation preference and the redemption price on the Series B Preferred Shares equals $25 per share, together with accrued but unpaid dividends. There were 1,593,982 Series B Preferred Shares outstanding as of June 30, 1999. Dividends accrued on Series B Preferred Shares totaled $3,251,724 as of June 30, 1999 (of which, $2,167,816 was accrued for the first half of 1999 and $1,083,908 was accrued for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing).

Series C Cumulative Convertible Preferred Stock

     In March 1997, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company has the right to sell, and such investor is obligated to purchase, up to 300,000 shares of Series C Cumulative Convertible Preferred Stock, par value $.01 per share, through June 1998 at a price of $100 per share. The Series C Cumulative Convertible Preferred stock pays a dividend at an annual rate equal to the sum of (i) 75 basis points plus
(ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such quarterly dividend payment. The preferred stock is convertible into shares of common stock at the option of the holders and is subject to redemption by CRIIMI MAE. Each Series C Preferred Share is convertible into common shares based on the following formula: the numerator is $100 and the denominator is a closing trade price within the conversion period on the average of the closing trade price or the applicable twenty-one day period immediately preceding the date of delivery, whichever is mutually acceptable. The liquidation preference and redemption price on the Series C Preferred Shares equals $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon. On September 23, 1997, 150,000 shares were issued under this agreement, resulting in net proceeds of approximately $15 million. On February 23, 1998, 150,000 Series C Preferred Shares were issued under this agreement, resulting in net proceeds of approximately $15 million. These proceeds were used to fund purchases of Subordinated CMBS. During the six months ended June 30, 1999, 20,000 Series C Preferred Shares were converted into 653,061 common shares, resulting in 103,000 Series C Preferred Shares outstanding at June 30, 1999. Dividends accrued on Series C Preferred Shares as of June 30, 1999 totaled $582,820 as of June 30, 1999 (of which $323,681 was accrued for the first half of 1999 and $259,139 for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing).

Series D Cumulative Convertible Preferred Stock

     In July 1998, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company had the right to sell, and such investor was obligated to purchase, up to 300,000 shares of Cumulative Convertible Preferred Stock par value $.01 per share at price of $100 per share. The Series D Cumulative Convertible Preferred Stock pays a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such quarterly dividend payment. The preferred stock is convertible into shares of common stock at the option of the holders and is subject to redemption by CRIIMI MAE. Each Series D Preferred Share is convertible into common shares based on the following formula: the numerator is $100 and the denominator is a closing trade price within the conversion period on the average of the closing trade price or the applicable twenty-one day period immediately preceding the date of delivery, whichever is mutually acceptable. The liquidation preference and redemption price on the Series D Preferred Shares equals $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon. On July 31, 1998, 100,000 Series D Preferred Shares were issued under this agreement, resulting in net proceeds of approximately $10 million. There were no shares converted to common shares during the first half of 1999, resulting in 100,000 shares outstanding at June 30, 1999. Dividends accrued on Series D Preferred Shares totaled $445,930 as of June 30, 1999 (of which, $290,999 was accrued for the first half of 1999 and $154,931 for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing).

13.      EARNINGS PER SHARE

     The following table reconciles basic and diluted earnings per share under FAS 128 for the three and six months ended June 30, 1999 and 1998.


                 For the three  months  ended  June 30,  1999     For the three  months ended June 30,  1998
                 ---------------------------------------------   ---------------------------------------------
                                                 Income                                       Income
                                                Per Share                                   Per Share
                    Income         Shares        Amount         Income         Shares         Amount
                    ------         ------        ------         ------         ------         ------
Basic EPS
Net (loss)
Income
Available to
Common
Shareholders     $(2,033,199)    53,553,161       $ (0.04)    $ 43,426,376   47,274,908        $  0.92
                 ------------

Effect of
Dilutive
Securities (1)

Net effect of
assumed
exercise of
stock options            --              --            --               --      877,779



Convertible
Preferred
Stock (2) (3)            --              --                   $  1,918,007    5,426,079
                                                              ------------   ----------


Diluted EPS
Income
available to
Common
Shareholders
and assumed
conversions      $(2,033,199)    53,553,161       $  (0.04)   $ 45,344,383   53,578,766        $  0.85
                 ============    ==========       =========   ============   ==========        =======


                  For the six  months  ended  June 30,  1999       For the six  months ended June 30,  1998
                 ---------------------------------------------   ---------------------------------------------
                                                 Income                                       Income
                                                Per Share                                   Per Share
                    Income         Shares        Amount         Income         Shares         Amount
                    ------         ------        ------         ------         ------         ------
Basic EPS
Net Income
Available to
Common
Shareholders      $ 11,383,750    53,282,424      $  0.21     $55,682,307     45,101,762      $  1.23

Effect of
Dilutive
Securities

Net effect of
assumed
exercise of
stock options               --            --                           --        926,102


Convertible
Preferred
Stock (2) (3)          614,680     7,606,685                    3,557,504      5,177,520
                  ------------    ----------                  -----------     ----------

Diluted EPS
Income
available to
Common
Shareholders
and assumed
conversions       $ 11,998,430    60,889,109      $  0.20     $59,239,811     51,205,384      $   1.16
                  ============    ==========      =======     ===========     ==========      ========

     (1) SFAS 128 states that no common stock equivalents should be considered in the calculation of diluted EPS in a period that there is a net loss.

     (2) 1,593,982 and 1,629,582 shares of Series B Preferred Shares were outstanding at June 30, 1999 and 1998, respectively. The common stock equivalents for these shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.

     (3) Common stock equivalents are computed using the average common stock price. For the three and six months ended June 30, 1999, the average common stock prices were $2.29 and $2.78 per share, respectively. For 1998, the average common stock prices were $15.03 and $15.25 per share for the three and six months ended June 30, 1998, respectively.

14.      EMPLOYEE RETENTION PLAN

     On December 18, 1998, the Company obtained Bankruptcy Court approval to adopt and implement an employee retention program ("the Employee Retention Plan") with respect to all employees of the Company other than certain key executives. On February 28, 1999, the Company received Bankruptcy Court approval authorizing it to extend the Employee Retention Plan to the key executives initially excluded, including modifying existing employment agreements and entering into new employment agreements with such key executives. The Employee Retention Plan provides for retention payments aggregating up to approximately $4.6 million, including payments to certain executives. Retention payments are payable semiannually over a two-year period. The first retention payment vested on April 5, 1999 and was paid on April 15, 1999. The entire unpaid portion of the retention payments will become immediately due and payable (i) upon the effective date of a plan of reorganization and, with respect to certain key executives, court approval or (ii) upon termination without cause. William B. Dockser, Chairman of the Board of the Company, and H. William Willoughby, President, are not currently entitled to receive any retention payments. Subject to the terms of their respective employment agreements, certain key executives will be entitled to severance benefits if they resign or their employment is terminated following a change of control. The other employees will be entitled to severance benefits if they are terminated without cause subsequent to a change of control of the Company and CM Management. In addition, options granted by the Company after October 5, 1998 will, subject to Bankruptcy Court approval, become exercisable upon a change of control.

     In addition, in March 1999, the Company granted 520,750 options to purchase shares at a price of $3.125 to eligible employees. Such options vest annually over a three period.

15.      TRANSACTIONS WITH RELATED PARTIES

     Below is a summary of the related party transactions which occurred during the three and six months ended June 30, 1999 and 1998. These items are described further in the text which follows:


                                          For the three  months  ended  June 30,     For the six  months ended June 30,
                                          --------------------------------------     ----------------------------------
                                                 1999               1998                   1999               1998
                                                 ----               ----                   ----               ----
Amounts received or accrued from related
parties:

CRIIMI Inc.
  Income(2)                                     $  205,255       $  322,666             $  482,292         $  676,114
  Return of Capital(6)                           1,656,155        1,526,333              3,165,773          2,341,104
                                                ----------       ----------             ----------         ----------

    Total                                       $1,861,410       $1,848,999             $3,648,065         $3,017,218
                                                ==========       ==========             ==========         ==========

CRI/AIM Investment Limited
  Partnership (2)                               $  103,858       $  149,543             $  235,669         $  308,715
                                                ==========       ==========             ==========         ==========

CRIIMI MAE Services Limited
  Partnership (8)                               $       --       $3,114,000             $       --         $3,164,000
                                                ==========       ==========             ==========         ==========

Expense reimbursements to CRIIMI Management:

  AIM Funds and CRI Liquidating (1)(4)          $   91,278       $   56,624             $  122,346         $  124,452
  CMSLP (1)                                        249,821               --                543,280                 --
                                                ----------       ----------             ----------         ----------
    Total                                       $  341,099       $   56,624             $  665,626         $  124,452
                                                ==========       ==========             ==========         ==========

Payments to CRI:
  Expense reimbursement - CRIIMI MAE(1)(3)      $   48,600       $   93,577             $   97,376         $  158,287
                                                ==========       ==========             ==========         ==========

  Capital Hotel Group(5)                        $   17,096       $   15,456             $   28,899         $   25,297
                                                ==========       ==========             ==========         ==========

Other(7)                                        $       --       $       --             $       --         $       --
                                                ==========       ==========             ==========         ==========

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

     (8) This is a distribution included in the balance sheet as a decrease in the investment in CMSLP.

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

     The Debtors did not file a plan of reorganization during the initial exclusivity period. However, the Bankruptcy Court has granted the motion to extend the Company's exclusive right to file a plan of reorganization through September 10, 1999 and to solicit acceptances thereof through November 10, 1999.

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

         Merrill Lynch

     As of the  Petition  Date,  the Company owed  Merrill  Lynch  approximately
$274.8 million with respect to advances to the Company under an assignment agreement pursuant to which the Company pledged Subordinated CMBS. Borrowings under this assignment agreement are secured by a first priority security
interest  in  certain  CMBS  issued  by  CBO-2,   together  with  all  proceeds,
distributions and amounts realized therefrom (the "Distributions") (the CMBS pledged to Merrill Lynch and the Distributions are hereafter referred to collectively as the "Merrill Collateral").

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

     On January 12, 1999, the Company and Morgan Stanley agreed upon and filed with the Bankruptcy Court a stipulation and consent order, which was approved by the Bankruptcy Court and entered on January 26, 1999. The consent order provided, among other things, for the following: (i) an agreed sale procedure for the CBO-2 BBB Bonds during a specified sale period; (ii) the payment of a portion of the sale proceeds of the CBO-2 BBB Bonds to the Company; (iii) a standstill period relating to the Wells Fargo Bonds through March 31, 1999 unless otherwise extended by the Company and Morgan Stanley, during which time Morgan Stanley may not sell, pledge, encumber or otherwise transfer the Wells Fargo Bonds and (iv) the postponement of the litigation with Morgan Stanley while the parties seek a permanent resolution of their disputes. On March 5, 1999, the CBO-2 BBB Bonds were sold. Of the $159 million in net sale proceeds, $141.2 million was used to repay the Company's borrowings under the agreement with Morgan Stanley, and $17.8 million was remitted to CRIIMI MAE. As a result of the transaction, CRIIMI MAE's litigation against Morgan Stanley has been resolved with respect to the CBO-2 BBB Bonds to the satisfaction of both parties. The Company and Morgan Stanley have agreed to extend the standstill period with respect to the Wells Fargo Bonds through September 10, 1999. At the end of this standstill period, Morgan Stanley has until September 20, 1999 to respond to the Company's complaint and resume litigation with respect to the Wells Fargo Bonds, unless the standstill period is further extended by the parties or an agreement between the parties is reached.

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

     On March 11, 1999, the Company finalized agreements with Citicorp and Citibank, pursuant to which the parties agreed to adjourn the pending litigation for a four month period. One of the agreements also provides that Salomon Smith Barney, in cooperation with CRIIMI MAE, will sell two classes of investment grade CMBS from CMO-IV constituting a portion of the collateral securing advances under the Citicorp financing arrangement. In May 1999, Salomon Smith Barney sold $20 million of the CMO-IV securities held by Holdings II. This sale reduced the amounts owed from Holdings II to Citicorp by approximately $17 million. Holdings II and Salomon Smith Barney have agreed to extend the sale period for the remaining CMO-IV securities through October 2, 1999. In addition, Citibank, in cooperation with CRIIMI MAE, will sell commercial mortgages originated last year under the Citibank Program, provided that the sale results in CRIIMI MAE receiving minimum net proceeds of not less than $3.5 million, after satisfying certain amounts due to Citibank, from the amount held in the reserve account. The minimum net proceeds provision may be waived by agreement of the Company, the Unsecured Committee and the Equity Committee. On August 5, 1999, all but three of the commercial loans,originated last year under the Citibank Agreement in 1998, with an aggregate unpaid principal balance of approximately $339 million, were sold for gross proceeds of approximately $308 million. The minimum net proceeds provision was waived by agreement of the Company, the Unsecured Committee and the Equity Committee. Citibank will continue to market the remaining loans for sale pursuant to the stipulation. The agreements with Citicorp and Citibank were approved by the Bankruptcy Court by stipulations and consent orders entered on April 5, 1999. On July 7, 1999, the Bankruptcy Court agreed to a request by CRIIMI MAE, Citibank and the Unsecured Committee to further postpone the trial which has been rescheduled for September 21 and 22, 1999.

     A related interpleader action between Norwest, the Company and Citicorp, which was initiated on October 20, 1998 by Norwest to determine whether the Company or Citicorp is the rightful owner of funds that were to have been paid by Norwest, as indenture trustee, remains pending before the Bankruptcy Court. During the pendency of this matter, certain payments on the retained bonds are held in an account controlled by the Bankruptcy Court. No trial date has been set for this matter.

         First Union

     . First Union National Bank ("First Union"), a creditor of both the Company and CM Management, is asserting substantial secured and unsecured claims. On or about March 23, 1999, First Union filed in each of the Company's and CM
Management's Chapter 11 cases a motion for relief from the automatic stay pursuant to section 362(d) of the United States Bankruptcy Code. On or about March 26, 1999, First Union requested that the Court dismiss without prejudice both motions. On April 20, 1999, First Union refiled its motions for relief from the Automatic Stay. The hearing was originally scheduled for May 14, 1999, but has been adjourned by consent.

     On or about July 1, 1999, the Company entered into an agreement with First Union resolving its motion for relief from the automatic stay and authorizing use of First Union's cash collateral. The agreement provides for the following:

     (i) First Union has a valid, perfected, first priority security interest in certain assignment securities and the assignment securities income constitutes First Union's cash collateral;

     (ii) First Union shall receive adequate protection payments of post-petition interest at the non-default contract rate plus payments to be applied to principal equal to 50% of the difference between the assignment income and the Company's non-default contract interest obligation. First Union has the option of using a portion of the assignment income earmarked for principal to purchase a hedging program;

     (iii) The Company shall be entitled to use the assignment income not paid to First Union in the ordinary course of its business subject to certain limitations; and

     (iv) First Union shall not seek relief from the automatic stay in the Company's chapter 11 case to foreclose upon the assignment securities and/or the assignment income and none of the Company, the Company's Committees or First Union shall seek modification of the adequate protection arrangements set forth in the agreement for a period commencing upon which the Bankruptcy Court approves the agreement and terminating on December 31, 1999, subject to certain exceptions.

     The agreement was approved and entered by the Bankruptcy Court on August 5, 1999. The Company's Creditors Committee has agreed to the arrangement with First Union.

     In addition, on or about July 1, 1999, CM Management and First Union entered into an agreement resolving its motion for relief from the automatic stay. Based upon an objection filed by the CM Management's Unsecured Creditors Committee the parties are discussing a modification to the agreement and continue to negotiate accordingly. The agreement has been presented to the Bankruptcy Court for approval.

Arrangements with Other Creditors

     In addition to the foregoing, the Company has had discussions with other secured creditors against whom the Company was not engaged in litigation. One such creditor is German American Capital Corporation ("GACC"). On February 3, 1999, the Bankruptcy Court approved an Amended Consent Order between the Company and GACC that provides for the following: (a) acknowledgement that GACC has a valid perfected security interest in its collateral; (b) authority for GACC to hedge its loan, subject to a hedge cost cap; and (c) as adequate protection, sharing of cash collateral on a 50/50 basis, after payment of interest expense, with the percentage received by GACC to be applied to reduce principal and pay certain hedge costs, if any. In addition, the Company is prohibited from using GACC's cash collateral for certain purposes, including loan originations and Subordinated CMBS acquisitions. The Amended Consent Order expired April 28, 1999. The Company and GACC agreed to extend the Amended Consent Order until August 2, 1999, and a stipulation to that effect was signed by the Company and GACC and approved by the Court on May 11,1999. Currently, the Company and GAAC have negotiated a further extension of the stipulation through September 10, 1999.

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

     The Consolidated Amended Complaint alleges generally that the Defendants violated Section 10(b) of the Securities and Exchange Act of 1934 as amended (the "Exchange Act") by, among other things, making false statements of material fact and failing to disclose certain material facts concerning, among other things, CRIIMI MAE's business strategy and its ability to meet collateral calls from lenders. The Consolidated Amended Complaint also generally alleges that the Defendants violated Section 20(a) of the Exchange Act because each Defendant was allegedly a "controlling person" as that term is defined under Section 20(a).

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

     The motion by the Plaintiffs requesting the District Court to appoint the Plaintiffs as lead plaintiffs under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and to approve, among other things, certain law firms as counsel to the lead plaintiffs (the "Motion") remains pending. Defendants Dockser, Willoughby and Azzara have opposed the Motion. The District Court has deferred a decision on the Motion until a later date.

     On July 9, 1999, the Defendants filed a Motion to Dismiss, with prejudice, the Consolidated Amended Complaint. The Defendants filed the motion under Rule 12(b)(6) of the Federal Rules of Civil Procedure on the grounds that the Plaintiffs have failed to plead sufficient facts with the requisite particularity to establish a claim for securities fraud under the Reform Act. The Plaintiffs must file their opposition to the Motion to Dismiss by September 24, 1999. CRIIMI MAE cannot predict with any degree of certainty the ultimate outcome of such litigation.

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

     The following table details the Company's financial performance by these two lines of business for the three and six months ended June 30, 1999, and 1998. The basis of accounting used in the table is GAAP.


                                                                 For the three months ended June 30,
                                                                                1999
                                                                               ------
                                               Portfolio            Mortgage
                                              Investment            Servicing       Elimination(1)     Consolidated
                                             -------------          ---------       -------------     --------------
Interest Income - Subordinated CMBS         $   38,418,611                   --      $          --      $   38,418,611
Interest Income-Insured Mortgage
  Securities                                     8,489,030                   --                 --           8,489,030
Interest Income-Originated Lo ans                8,647,815                   --                 --           8,647,815
Interest Income-Other                                   --              979,299           (979,299)                 --
Servicing Income                                        --            1,906,579         (1,906,579)                 --
Gain on mortgage security dispositions             778,608                   --                 --             778,608
Gain on originated loan disposition                 58,810                   --                 --              58,810
Other income                                       995,976              737,344           (824,796)            908,524
                                            ---------------         -----------      --------------     ---------------
           Total Revenue                        57,388,850            3,623,222         (3,710,674)         57,301,398
                                            ===============         ===========      ==============     ===============

General and Administrative                      (3,617,040)          (3,058,507)         3,058,507          (3,617,040)
Interest Expense                               (37,308,289)            (166,783)           166,783         (37,308,289)
Other expenses                                    (719,394)            (500,244)           500,244            (719,394)
Unrealized loss on warehouse obligation        (10,871,970)                  --                 --         (10,871,970)
Reorganization Items                            (5,438,943)                  --                 --          (5,438,943)
                                            ---------------         ------------     --------------     ---------------
           Total Expenses                      (57,955,636           (3,725,534)         3,725,534         (57,955,636)

Net(Loss)/Income                                  (566,786)            (102,312)            14,860            (654,238)
Preferred dividends accrued                     (1,378,961)                  --                 --          (1,378,961)
                                            ---------------         ------------     --------------     ---------------
Net(Loss)/Income Available to common
  Shareholders                              $   (1,945,747)         $  (102,312)     $      14,860      $   (2,033,199)
                                            ===============         ============     ==============     ===============

Total Assets                                $2,363,929,463          $23,898,795      $  (2,083,056)     $2,385,745,202
                                            ===============         ============     ==============     ===============

                                                                 For the three months ended June 30,
                                                                                1998
                                                                               ------
                                               Portfolio            Mortgage
                                              Investment            Servicing       Elimination(1)      Consolidated
                                             -------------          ---------       -------------     ----------------
Interest Income - Subordinated CMBS         $   35,547,939          $        --      $          --      $   35,547,939
Interest Income-Insured Mortgage
  Securities                                    11,277,667                   --                 --          11,277,667
Interest Income - Originated Loans               2,749,695                   --                 --           2,749,695
Interest Income-Other                                   --              889,841           (889,841)                 --
Servicing Income                                        --            1,726,389         (1,726,389)                 --
Loss on mortgage security dispositions             (92,283)                  --                 --             (92,283)
Gain on sale of CMBS                            29,140,689                   --                 --          29,140,689
Other income                                     1,980,681            1,699,636         (1,114,674)          2,565,643
                                            ---------------         ------------     --------------     ---------------
           Total Revenue                        80,604,388            4,315,866         (3,730,904)         81,189,350
                                            ---------------         ------------     --------------     ---------------

General and Administrative                      (3,047,234)          (2,674,097)         2,674,097          (3,047,234)
Interest Expense                               (32,063,284)            (103,519)           103,519         (32,063,284)
Other expenses                                    (734,449)            (779,529)           779,529            (734,449)
                                            ---------------         ------------     --------------     ---------------
           Total Expenses                      (35,844,967)          (3,557,145)         3,557,145         (35,844,967)
                                            ---------------         ------------     --------------     ---------------

Net Income/(Loss)                               44,759,421              758,721           (173,759)         45,344,383
Preferred dividends accrued or paid             (1,918,007)                  --                 --          (1,918,007)
                                            ---------------         ------------     --------------     ---------------

Net Income Available to common
  shareholders                              $   42,841,414          $   758,721      $    (173,759)     $   43,426,376
                                            ===============         ============     ==============     ===============

Total Assets                                $2,818,039,704          $31,348,563      $  (7,332,752)     $2,842,055,515
                                            ===============         ============     ==============     ===============

     (1) The Company performs the mortgage servicing function through CMSLP which is accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it is accounted for in the Company's consolidated financial statements.


                                                                 For the six months ended June 30,
                                                                                1999
                                                                               ------
                                               Portfolio            Mortgage
                                              Investment            Servicing       Elimination(1)     Consolidated
                                             -------------          ---------       -------------     --------------
Interest Income - Subordinated CMBS         $   76,903,756         $       --       $          --     $   76,903,756
Interest Income-Insured Mortgage
  Securities                                    17,389,338                 --                  --         17,389,338
Interest Income-Originated Loans                17,488,642                 --                  --         17,488,642
Interest Income-Other                                   --          1,552,054          (1,552,054)                --
Servicing Income                                        --          3,520,524          (3,520,524)                --
Gain on mortgage security dispositions           1,585,812                 --                  --          1,585,812
Gain on originated loan dispositions               160,210                 --                  --            160,210
Other income                                     1,940,211          2,023,624          (4,025,911)           (62,076)
                                            --------------         -----------      --------------    ---------------
           Total Revenue                       115,467,969          7,096,202          (9,098,489)       113,465,682
                                            --------------         -----------      --------------    ---------------

General and Administrative                      (6,251,154)        (7,540,790)          7,540,790         (6,251,154)
Interest Expense                               (73,737,219)          (181,231)            181,231        (73,737,219)
Other expenses                                  (1,438,788)        (1,503,206)          1,503,206         (1,438,788)
Unrealized loss on warehouse obligation         (6,925,495)                                               (6,925,495)
Reorganization Items                           (10,946,781)                --                  --        (10,946,781)
                                            ---------------       ------------      --------------    ---------------
           Total Expenses                      (99,299,437)        (9,225,227)          9,225,227        (99,299,437)
                                            ---------------       ------------      --------------    ---------------

Net Income                                      16,168,532         (2,129,025)            126,738         14,166,245
Preferred dividends accrued                     (2,782,495)                --                  --         (2,782,495)
                                            ---------------       ------------      --------------    ---------------
Net Income Available to common
  shareholders                              $   13,386,037        $(2,129,025)      $     126,738     $   11,383,750
                                            ===============       ============      ==============    ===============

Total Assets                                $2,363,929,463        $23,898,795       $  (2,083,056)    $2,385,745,202
                                            ===============       ============      ==============    ===============


                                                                 For the six months ended June 30,
                                                                                1998
                                                                               ------
                                               Portfolio            Mortgage
                                              Investment            Servicing       Elimination(1)     Consolidated
                                             -------------          ---------       -------------     --------------
Interest Income - Subordinated CMBS         $   66,438,960        $        --      $           --     $   66,438,960
Interest Income-Insured Mortgage
  Securities                                    22,865,904                 --                  --         22,865,904
Interest Income - Originated Loans               2,749,695                 --                  --          2,749,695
Interest Income-Other                                   --          1,626,915          (1,626,915)                --
Servicing Income                                        --          3,180,292          (3,180,292)                --
Loss on mortgage security dispositions             (45,834)                --                  --            (45,834)
Gain on sale of CMBS                            29,140,689                 --                  --         29,140,689
Other income                                     3,564,866          2,634,923          (1,143,112)         5,056,677
                                            ---------------       -------------     --------------    ---------------
           Total Revenue                       124,714,280          7,442,130          (5,950,319)       126,206,091
                                            ===============       =============     ==============    ===============

General and Administrative                      (6,030,991)        (4,328,852)          4,328,852         (6,030,991)
Interest Expense                               (59,455,137)          (229,146)            229,146        (59,455,137)
Other expenses                                  (1,480,152)        (1,187,,412)         1,187,412         (1,480,152)
                                            ---------------       -------------     --------------    ---------------
           Total Expenses                      (66,966,280)        (5,745,410)          5,745,410        (66,966,280)

Net Income                                      57,748,010          1,696,720            (204,909)        59,239,811
Preferred dividends accrued or paid             (3,557,504)                --                  --         (3,557,504)
                                            ---------------       -------------     --------------    ---------------
Net Income Available to common
  shareholders                              $   54,190,496        $ 1,696,720       $   (204,909)     $  55,682,307
                                            ===============       ============      ==============    ===============

Total Assets                                $2,818,039,704        $31,348,563       $ (7,332,752)     $2,842,055,515
                                            ===============       ============      ==============    ===============

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

18.      Financial Statements for the Debtor Entities


     The following are unconsolidated financial statements for CRIIMI MAE, CM Management and Holdings II:

                                                  CRIIMI MAE Inc.
                                                   BALANCE SHEET
                                                  (Unconsolidated)

                                                                    June 30, 1999           December 31, 1998
                                                                    --------------           -----------------
    Subordinated CMBS, at fair value                              $    877,558,606            $  1,071,872,143
    Insured Mortgage security, at fair value                             5,417,573                   5,511,707
    Receivables and Other Assets                                        78,023,932                  74,226,682
    Cash and Cash Equivalents                                           64,975,663                  22,714,828
    Investment in Subsidiaries                                         240,452,927                 246,817,957
                                                                  -----------------           -----------------
              Total Assets                                        $  1,266,428,701            $  1,421,143,317
                                                                  =================           =================
Liabilities
    Accounts Payable and other Accrued Expenses                   $     17,495,330            $      7,374,281
    Liabilities Subject to Chapter 11 Proceedings                      967,951,576               1,105,892,131
                                                                  -----------------           -----------------
              Total Liabilities                                        985,446,906               1,113,266,412
                                                                  =================           =================


Shareholders' Equity
    Convertible Preferred Stock                                             17,970                      18,170
    Common Stock                                                           535,532                     528,981
    Additional paid-in capital                                         527,336,061                 525,621,510
    Accumulated Other Comprehensive Income                            (246,907,768)               (218,291,756)
Shareholders' Equity                                                   280,981,795                 307,876,905
                                                                  -----------------           -----------------
Total Liabilities and Shareholders' Equity                        $  1,266,428,701            $  1,421,143,317
                                                                  =================           =================

                                                            CRIIMI MAE Inc.
                                                        STATEMENT OF NET INCOME
                                                       AND COMPREHENSIVE INCOME
                                                           (Unconsolidated)

                                                 For the three months ended       For the six months ended
                                                       June 30, 1999*                  June 30, 1999*
                                                       --------------                  --------------
Interest Income                                      $    24,736,124                  $    54,986,974
Interest Expense                                         (15,288,982)                     (32,092,608)
                                                     ----------------                 ----------------
      Net Interest Margin                                  9,447,142                       22,894,366
                                                     ================                 ================

Equity in Earnings from Subsidiaries                       6,233,334                        8,568,440
Other Income                                                 643,711                        1,030,956
General and Administrative Expenses                         (283,432)                        (424,875)
Amortization of Assets Acquired in Merger                   (719,394)                      (1,438,788)
Unrealized loss on warehouse obligation                  (10,871,970)                      (6,925,495)
Reorganization Items                                      (5,103,629)                      (9,538,359)
                                                     ----------------                 -----------------
      Subtotal                                           (10,101,380)                      (8,728,121)
                                                     ----------------                 -----------------

      Net (Loss)/Income                              $      (654,238)                 $    14,166,245
                                                     ================                 ================

Other Comprehensive Loss                                 (27,029,587)                     (28,616,012)
                                                     ----------------                 ----------------
      Comprehensive Loss                             $   (27,683,825)                 $   (14,449,767)
                                                     ================                 ================

     * The Debtor filed a petition for relief under Chapter 11 on October 5, 1998. Therefore, comparable information for the three and six months ended June 30, 1998 is not presented.

                                                         CRIIMI MAE Inc.
                                                 Notes to Financial Statements
                                                          June 30, 1999
                                                        (Unconsolidated)

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

     In management's opinion, with the exception of the matter discussed above, the financial statements of CRIIMI MAE contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CRIIMI MAE as of June 30, 1999 and December 31, 1998, and the unconsolidated results of its operations for the three and six months ended June 30, 1999.

                                            CRIIMI MAE Management, Inc.
                                                   BALANCE SHEET


Assets                                                        June 30, 1999         December 31, 1998
                                                              --------------        ------------------
    Note Receivable                                           $   3,376,468            $   3,376,468
    Cash and Cash Equivalents                                     1,019,494                  958,175
    Other Assets                                                  3,286,444                3,332,116
    Investment in Subsidiaries                                   17,482,404               19,209,778
                                                              -------------            -------------
              Total Assets                                    $  25,164,810            $  26,876,537
                                                              =============            =============

Liabilities
    Accounts Payable and other Accrued Expenses               $   2,542,456            $   2,367,277
    Liabilities Subject to Chapter 11 Proceedings                 6,860,964                6,150,787
                                                              -------------            -------------
              Total Liabilities                                   9,403,420                8,518,064
                                                              =============            =============

Shareholders' Equity                                             15,761,390               18,358,473
                                                              -------------            -------------
    Total Liabilities and Sharholders' Equity                 $  25,164,810            $  26,876,537
                                                              =============            =============

                                            CRIIMI MAE Management, Inc.
                                              STATEMENT OF NET LOSS

                                                              For the three months ended     For the six months ended
                                                                    June 30, 1999*                June 30, 1999*
                                                                    --------------                --------------
Income
------
Interest Income - Note Receivable and short term interest            $     73,156                 $   164,602
income

Expenses
Net Equity in Loss from  Subsidiaries                                      73,082                   1,537,000
Interest Expense                                                           93,460                     205,324
Depreciation and Amortization                                             130,105                     264,445
General and Administrative Expenses                                    2,966,019                   5,088,867
Reorganization Items                                                       94,023                     973,800
                                                                     -------------                ------------
      Total Expenses                                                    3,356,689                   8,069,436
                                                                     =============                ============

Net Loss                                                             $ (3,283,533)                $(7,904,834)
                                                                     =============                ============

     * CRIIMI MAE Management, Inc. filed a petition for relief under Chapter 11 on October 5, 1998. Therefore, comparable information for the three and six months ended June 30, 1998 is not presented.

                        CRIIMI MAE Management, Inc.
                      Notes to Financial Statements
                               June 30, 1999

1.       BASIS OF PRESENTATION

     In management's opinion, the accompanying unaudited financial statements of CM Management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CM Management on a stand-alone basis as of June 30, 1999 and December 31, 1998 and the results of its operations for the three and six months ended June 30, 1999.

                                                  Holdings II, L.P.
                                                   BALANCE SHEET

Assets                                                       June 30, 1999       December 31, 1998
                                                             --------------       -----------------
    Subordinated CMBS, at fair value                         $   39,989,450         $  43,001,454
    Receivables                                                   3,360,393             1,064,071
    Cash                                                                100                   100
                                                             ---------------        --------------
              Total Assets                                   $   43,349,943         $  44,065,625
                                                             ===============        ==============

Liabilities
    Liabilities Not subject to Chapter 11 Proceedings        $   18,575,529         $     209,213
    Liabilities Subject to Chapter 11 Proceedings                23,924,880            40,132,693
                                                             ---------------        --------------
              Total Liabilities                                  42,500,409            40,341,906
                                                             ===============        ==============

Partners' Equity
    Contributed Capital                                           6,061,314             5,927,429
    Accumulated Other Comprehensive Income                       (5,211,780)           (2,203,710)
    Partners' Equity                                                849,534             3,723,719
                                                             --------------         --------------
          Total Liabilities and Partners' Equity             $   43,349,943         $  44,065,625
                                                             ==============         ==============

                                             Holdings II, L.P.
                        STATEMENT OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME

                                                                For the three months ended     For the six months ended
                                                                      June 30, 1999*                June 30, 1999*
                                                                      --------------                --------------
Interest Income:
  Subordinated CMBS                                                   $    796,630                   $ 1,593,299

Interest Expense:
  Fixed-rate collateralized mortgage obligations-originated                145,838                       145,838
loans
  Variable rate secured borrowings - CMBS                                  542,804                     1,102,717
                                                                      -------------                  ------------
    Total Interest Expense                                                 688,642                     1,248,555
                                                                      =============                  ============

Net Interest Margin                                                        107,988                       344,744
                                                                      -------------                  ------------

Reorganization Expense                                                     223,044                       416,372
                                                                      -------------                  ------------

Net Loss                                                              $   (115,056)                  $   (71,628)
                                                                      =============                  =============

Other Comprehensive Loss                                                (2,396,210)                   (3,008,070)
                                                                      -------------                  -------------

Comprehensive Loss                                                    $ (2,511,266)                  $(3,079,698)
                                                                      =============                  =============

     * Holdings II L.P.  filed a petition for relief under Chapter 11 on October
5, 1998.  Therefore,  comparable  information for the three and six months ended
June 30, 1998 is not presented.


                                                 Holdings II, L.P.
                                           Notes to Financial Statements
                                                  June 30, 1999


1.       BASIS OF PRESENTATION

     Holdings II's CMBS (2 tranches from CMO-IV) are carried as investments in loans at amortized cost basis in CRIIMI MAE's June 30, 1999 10-Q's consolidated financial statements. (See Notes 3 and 6 for discussion of this accounting.) On a stand-alone basis, GAAP requires that Holdings II's investment in CMBS be carried as securities (as opposed to loans) at fair value.

     In management's opinion, the accompanying unaudited financial statements of Holdings II contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Holdings II on a stand-alone basis as of June 30, 1999 and December 31, 1998 and the results of its operations for the three and six months ended June 30, 1999 .

2.       COLLATERALIZED MORTGAGE OBLIGATIONS - ORIGINATED LOANS

     On April 5, 1999, the Company finalized an agreement by which, Salomon Smith Barney, in cooperation with CRIIMI MAE, will sell the two classes of investment grade CMBS from CMO-IV held by Holdings II constituting a portion of the collateral security advances under the Citicorp Financing Agreements. This transaction will be accounted for as a financing rather than a sale. This will result in the Company recognizing a fixed rate liability for these bonds, when they are sold, in the amount of gross proceeds. In May 1999, the Company sold $20 million face amount of investment grade securities, with a coupon rate of 6.859%, in accordance with the agreement. The variable-rate secured borrowing associated with these investment grade securities were proportionally reduced on the balance sheet to reflect the partial sale. The balance of the investment grade securities will continue to be marketed for sale.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

     FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "contemplates" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to the continued instability of the capital markets, the trends in the CMBS market, the ability of CRIIMI MAE to obtain additional capital, competition pressures, the effect of future losses on CRIIMI MAE's need for liquidity, the effects of the bankruptcy proceedings on CRIIMI MAE's ongoing business, the actions of CRIIMI MAE's creditors, the ability to obtain exit financing, the provisions of any plan of reorganization approved by the bankruptcy court, the outcome of litigation to which CRIIMI MAE is a party, as well as, the risk factors contained below and in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including its Annual Report on Form 10-K for the year ended December 31, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

     While in bankruptcy, CRIIMI MAE has streamlined its operations. The Company significantly reduced the number of employees in its origination and underwriting operations in October 1998, but has retained key employees in each of these operational areas. In connection with these reductions, the Company closed its five regional loan origination offices, retaining only a core presence in Rockville, Boston, Houston, Chicago and San Francisco.

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

     The Company is working diligently toward the preparation of a plan of reorganization. The Bankruptcy Court has granted the motion to extend the Company's exclusive right to file a plan of reorganization through September 10, 1999 and to solicit acceptances thereof through November 10, 1999. Management expects to file a plan of reorganization during September1999, which would contemplate the Company's emergence from bankruptcy in 1999. There can be no assurance at this time, however, that a plan of reorganization will be proposed by the Company during such time or that such plan will be confirmed and consummated. See Note 16 to Notes to Consolidated Financial Statements for a general discussion of the bankruptcy process.

     On July 13, 1999, the Company indicated that it was in negotiations with a substantial party (which involves two institutions) with respect to an equity investment of up to $200 million. This investment would be part of an approximately $900 million funding of a plan of reorganization consisting of private placement of equity, bank financing and the issuance of high yield debt. To address possible changes in the financial markets, the Company is discussing modifications to the above proposal, as well as a different proposal with another large institution, which would involve the sale of a significant portion of the Company's assets and would require less capital. There can be no assurance that the Company will be able to finalize any of the above reorganization financings or that, if the recapitalization is successful, it will take the forms described above.

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

     The Company's 1999 Taxable Income. As a REIT, CRIIMI MAE is generally required to distribute at least 95% of its "REIT taxable income" to its shareholders each tax year. For purposes of this requirement, REIT taxable income excludes certain excess noncash income such as original issue discount ("OID"). In determining its federal income tax liability, CRIIMI MAE, as a result of its REIT status, is entitled to deduct from its taxable income dividends paid to its shareholders. Accordingly, to the extent the Company distributes its net income to shareholders, it effectively reduces taxable income, on a dollar-for-dollar basis, and eliminates the "double taxation" that normally occurs when a corporation earns income and distributes that income to shareholders in the form of dividends. The Company, however, still must pay corporate level tax on any 1999 taxable income not distributed to shareholders. Unlike the 95% distribution requirement, the calculation of the Company's federal income tax liability does not exclude excess noncash income such as OID. Should CRIIMI MAE terminate or fail to maintain its REIT status during the year ended December 31, 1999, the tax liability on the taxable income for the six months ended June 30, 1999 of approximately $31.5 million would be approximately $12.6 million.

     In determining the Company's taxable income for 1999, distributions declared by the Company on or before September 15, 2000 and actually paid by the Company on or before December 31, 2000 will be considered as dividends paid for the 1999 year. The Company is exploring a method for distributing some or all of its 1999 and subsequent years' taxable income in a noncash form, including the potential distribution of securities such as convertible preferred stock. There can be no assurance that the Company will be able to make distributions with respect to its 1999 taxable income.

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

     The Company's 1998 Taxable Income. For 1998, the Company has approximately $15.7 million in undistributed taxable income, which will result in a tax liability of up to $6.3 million for state and federal taxes, unless the Company declares a dividend of approximately $15.7 million by September 15, 1999 and pays such dividend by December 31, 1999. The Company is exploring a method for distributing some or all of its 1998 undistributed taxable income in a noncash form, including the distribution of securities such as convertible preferred stock. Any such noncash distribution would be taxable to the recipient. There can be no assurance that the Company will be able to make distributions with respect to its 1998 taxable income.

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

Investment Company Act Risk

     Under the Investment Company Act of 1940, as amended (the "Investment Company Act"), an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. However, as described below, companies that are primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate ("Qualifying Interests") are excluded from these requirements of the Investment Company Act.

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities and originated loans constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of June 30, 1999, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

     CRIIMI  MAE  has   substantially   completed  the  Year  2000  testing  and
remediation of its IT systems, which include software systems to service mortgage loans, administer securitizations and manage mortgage assets, as well as software systems used for internal accounting purposes. A majority of the IT systems used by the Company are licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. CRIIMI MAE has applied upgrades and has substantially completed compliance testing and remediation as of August 1999. There can be no assurance, however, that the Company's IT systems will be Year 2000 compliant by December 31, 1999.

     The Year 2000 issue may also affect CRIIMI MAE's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The failure of any such systems to be Year 2000 compliant could be material to the Company. The Company does not currently believe that it has any significant exposure for failure of any such systems to be Year 2000 compliant or that the cost to modify or replace any such technology to make it Year 2000 compliant will be material.

     The potential impact of the Year 2000 issue depends not only on the corrective measures CRIIMI MAE has undertaken and will undertake, but also on the ways in which the Year 2000 issue is addressed by third parties with whom CRIIMI MAE directly interfaces or whose financial condition or operations are important to CRIIMI MAE, including government agencies, financial institutions, creditors, borrowers and others involved in the CMBS industry. CRIIMI MAE continues to ommunicate with third parties with which it directly interfaces to evaluate the risk of their failure to be Year 2000 compliant and the extent to which CRIIMI MAE may be vulnerable to such failure. Although the Company has received positive responses from those third parties that have been contacted, there can be no assurance that the systems of these third parties or those who have not yet been contacted will be Year 2000 compliant by December 31, 1999. The failure of these third parties to be Year 2000 compliant could have a material adverse effect on the operations of CRIIMI MAE.

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

     With respect to the systems used directly by the Company, the Company believes that its greatest internal exposure to the Year 2000 issue involves the Company's loan servicing operations, which rely on computers to process and manage loans. The Company has applied a vendor upgrade and has completed compliance testing on the upgrade. The Company believes that the results of such testing indicate that this risk has been substantially mitigated. However, any failure of these systems to be Year 2000 compliant could have a material adverse effect on the Company's loan servicing operations.

     The cost of IT and embedded technology systems testing and upgrades is not expected to be material to CRIIMI MAE's consolidated operating results. The Company estimates incurring total costs of approximately $350,000 for the Year 2000 assessment and compliance testing, which will be recorded as noninterest expense. Currently, the Company also estimates the cost of system upgrades purely in relation to the Year 2000 issue will be immaterial.

     Although CRIIMI MAE has substantially completed its organizational compliance testing and remediation, it has drafted contingency plans for the risks of the failure of the Company or third parties to be Year 2000 compliant. Management intends to complete contingency plans for the Year 2000 issue in late 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

Results of Operations

1999 versus 1998

         Interest Income - Subordinated CMBS

     Income from Subordinated CMBS increased by approximately $2.9 million, or 8%, to approximately $38.4 million during the three months ended June 30, 1999 as compared to $35.5 million for the corresponding period in 1998. Interest income from subordinated CMBS increased by approximately $10.5 million or 16% to approximately $76.9 million for the six months ended June 30, 1999 from $66.4 million for the corresponding period in 1998. During the first three quarters of 1998, the Company increased its CMBS portfolio by acquiring Subordinated CMBS at purchase prices aggregating approximately $853 million , of which $516 million was purchased after the first quarter of 1998. This overall increase in income from Subordinated CMBS was partially offset by a reduction in income from Subordinated CMBS due to the de-recognition of $132 million face amount of CMBS from CBO-1 in connection with CBO-2 and also the de-recognition of $345 million face amount of CMBS in connection with CBO-2. See Note 5 to Notes to Consolidated Financial Statements.

     Generally accepted accounting principles ("GAAP") require that interest income generated by Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the Subordinated CMBS. This currently results in income which is lower for financial statement purposes than for tax purposes. Based upon the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the estimated weighted average anticipated unleveraged yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of June 30, 1999 was approximately 10.1% . These returns were determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses.

         Interest Income-Insured Mortgage Securities

     Interest income from Insured Mortgage Securities decreased by approximately $2.8 million or 25% to approximately $8.5 million for the three months ended June 30, 1999 from $11.3 million for the corresponding period in 1998. Interest income from Insured Mortgage Securities decreased by approximately $5.5 million or 24% to approximately $17.4 million for the six months ended June 30, 1998 from approximately $22.9 million for the corresponding period in 1998. This decrease was principally due to the prepayment of nine mortgage securities during the first half of 1999, and due to the sale or prepayment of 27 mortgage securities held by CRIIMI MAE and certain of its wholly owned subsidiaries during the year ended 1998. The prepayments aggregated approximately $58.4 million and $117.4 million in net proceeds for the six months ended June 30, 1999 and the year ended December 31, 1998, respectively.

         Interest Income-Originated Loans

     Interest income from originated loans increased by approximately $5.9 million or 215% to approximately $8.6 million for the three months ended June 30, 1999 as compared to $2.7 million for the corresponding period in 1998. Interest income from originated loans increased by approximately $14.7 million or 536% to approximately $17.5 million as compared to approximately $2.7 million for the corresponding period in 1998. The interest income from originated loans was derived from originated loans included in the CMO-IV securitization which closed in June 1998. The CMO-IV securitization, where loans were simultaneously acquired and securitized, totaled $496 million face value of conduit loans, a majority of which were no-lock loans. During the first half of 1999, two mortgages prepaid resulting in net proceeds of approximately $7.6 million.CMO-IV

         Interest Expense

     Total interest expense increased by approximately $5.2 million or 16% to approximately $37.3 million for the three months ended June 30, 1999 from approximately $32.1 million for the corresponding period in 1998. Total interest expense increased by approximately $14.3 million or 24% to approximately $73.7 million for the six months ended June 30, 1999 compared to approximately $59.5 million for the corresponding period in 1998. This increase was principally a result of increased borrowings in connection with the acquisition of Subordinated CMBS during 1998. Additionally, CRIIMI MAE incurred interest expense in connection with the issuance of collateralized mortgage obligations in connection with CMO-IV. These increases were partially offset by the impact of $477 million face amount of debt de-recognized from the financial statements in conjunction with CBO-2 in May 1998. Due to the Chapter 11 filing, certain lenders declared defaults or otherwise took action against the Company with respect to a number of CRIIMI MAE's financing facilities. See Note 16 to Notes to Consolidated Financial Statements for a discussion of material litigation between the Company and various creditors and agreements the Company has reached with certain of these creditors.

         Net Interest Margin

     Net interest margin increased by approximately $735,000 or 4% for the three months ended June 30, 1999 to approximately $18.2million from approximately $17.5 million for the corresponding period in 1998. For the six months ended June 30, 1999, net interest margin increased by approximately $5.4 million or 17% to approximately $38 million from approximately $32.6 million for the corresponding period in 1998. The net interest margin increase was due primarily to the increase in Subordinated CMBS and, to a lesser extent, income from originated loans, as previously discussed.

         Gain on Sale of CMBS

     In May 1998, CRIIMI MAE completed CBO-2 pursuant to which it sold $468 million of investment grade securities created through the resecuritization of approximately $1.8 billion of its Subordinated CMBS. CRIIMI MAE recognized a gain of approximately $29 million on the sale of $345 million face amount investment grade securities sold without call provisions, recognizing CRIIMI MAE's transfer of control on those securities. The sale of $123 million face amount investment grade securities with significant call provisions was treated as a financing and resulted in an unrealized gain of approximately $26 million. These securities and certain other securities in the transaction included call provisions to enable CRIIMI MAE to 1) repurchase bonds if market conditions warrant, and 2) call bonds when it is no longer cost effective to service them. The sold investment grade securities treated as a financing, as well as approximately $1.3 billion face amount of investment grade and non-investment grade securities retained by CRIIMI MAE, are now required to be reflected on CRIIMI MAE's balance sheet at their fair market value. Additionally, due to the sale treatment under FAS 125, all remaining Subordinated CMBS and insured mortgage securities are required to be carried at fair market value.

     Additionally, as part of CBO-2, in May 1998, CMSLP sold trustee servicing rights for $4.2 million, resulting in a gain of $4.2 million for tax purposes, and approximately $400,000 for financial reporting purposes.

         Equity in Earnings from Investments

     Equity in earnings decreased to approximately $121,000 during the second quarter of 1999 as compared to equity in earnings of $942,000 for the second quarter of 1998. Equity in earnings decreased by approximately $3.7 million during the six months ended June 30, 1999 due to a net loss of approximately $1.5 million as compared to equity in earnings of $2.2 million for the corresponding period in 1998. This decrease included an $860,000 expense for a prepayment penalty shortfall during the first quarter of 1999 and an increase in general and administrative expenses due to the growth of CMSLP during 1998 and personnel costs related to a retention program. In addition, as stated in the Company's 1998 Annual Report on Form 10-K, during the fourth quarter of 1998, due to CRIIMI MAE's Chapter 11 filing and its relationship with CRIIMI MAE, CMSLP arranged for ORIX to succeed CMSLP as master servicer on two commercial mortgage pools. The remaining servicing portfolio was approximately $30.6 billion as of June 30, 1999 as compared to approximately $31.5 billion as of June 30, 1998.

         Other Income

     Other income decreased by approximately $836,000 or 52% during the second quarter of 1999 as compared to approximately $1.6 million for the corresponding period in 1998. Other income decreased by approximately $1.4 million or 49% during the six months ended June 30, 1999 as compared to approximately $2.8 million for the corresponding period in 1998. This decrease was primarily attributable to a decrease in short-term interest and other income earned during the first half of 1999 on the amounts deposited in the loan origination reserve account, which had an average balance of $45 million during the first half of 1998. Approximately $682,000 and $1.4 million of short-term interest income and net-carry income were earned on these deposits for the three and six months ended June 30, 1998, respectively. This decrease was partially offset by interest income earned on cash deposits in the first half of 1999 as compared to the first half of 1998.

         Net Gains on Mortgage Securities Dispositions

     During the second quarter of 1999 and 1998, net gains/(losses) on mortgage dispositions were approximately $779,000 and $(92,000), respectively. For the six months ended June 30, 1999 and 1998, net gains/(losses) on mortgage dispositions were approximately $1.6 million and $(46,000), respectively. For the six months ended June 30, 1999, the prepayments of mortgage securities represented approximately 12% of CRIIMI MAE's beginning of the year portfolio balance. For any period, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period. The proceeds realized from the disposition of mortgage assets are based on the net coupon rates of the specific mortgages disposed of in relation to prevailing long-term interest rates at the date of disposition.

         Gains on Originated Loan Mortgage Disposition

     During the second quarter of 1999, net gain on originated loan disposition was approximately $59,000, which was a result of one prepayment of a mortgage in the originated loan portfolio. During the six months ended June 30, 1999, net gains on originated loan dispositions was approximately $160,000, which was a result of two prepayments in the originated loan portfolio.

         General and Administrative Expenses

     General and administrative expenses increased by approximately $570,000, or 19%, to approximately $3.6 million for the second quarter of 1999 as compared to approximately $3.0 million for the second quarter of 1998. General and
administrative   expenses   increased  by  approximately   $221,000  or  4%  to
approximately $6.3 million for the six months ended June 30, 1999 as compared to approximately $6.0 million for the corresponding period in 1998. The increase in general and administrative expenses was primarily due to an increase in professional fees related to general corporate matters. This increase was partially offset by the suspension of certain business activities and the dismissal of employees involved in suspended activities following the Chapter 11 filing in the fourth quarter of 1998.

         Unrealized Loss on Warehouse Obligation

     During the three and six months ended June 30, 1999, the Company recorded an unrealized loss of approximately $10.9 million and $6.9 million respectively, primarily due to a decrease in the selling price of the loans in the Company's warehouse line with Citibank.

     As a result of the valuation received for the sale of the Citibank warehouse loans on August 5, 1999, the Company recorded an additional $10.9 million unrealized loss in the second quarter bringing its unrealized losses through June 30, 1999 to $35.3 million. The unrealized losses recorded to date also includes an estimate of losses related to the three loans (approximately $2 million) the Company did not sell, all of which are currently being marketed for sale. Prior to the actual sale of these loans the Company had recorded its unrealized losses based on pricing data received from Citibank. (See also "Tax Basis Income" discussion, which follows).

         Reorganization Items

     During the three and six months ended June 30, 1999 the Company recorded approximately $5.4 million and $10.9 million, respectively in reorganization items due to the Chapter 11 filings of CRIIMI MAE, CM Management and Holdings II.

Reorganization Item                                   For the three months          For the six months ended
                                                      ended June 30, 1999             ended June 30, 1999
                                                      --------------------          ------------------------
Short-term interest income                               $   (237,000)                   $   (469,400)
Professional fees                                           4,974,155                      10,114,155
Employee Retention Program accrued costs                      202,605                         745,502
Other                                                         499,183                         556,524
                                                         -------------                   -------------
        Total                                            $  5,438,943                    $ 10,946,781
                                                         =============                   =============

         Financial Statement Net Income

     As a result of the foregoing, net loss available to common shareholders for financial statement purposes was approximately $2 million for the three months ended June 30, 1999 from approximately $43.4 million as of June 30, 1998. On a per basic share basis, financial statement net loss decreased to $0.04 per basic share for the second quarter of 1999 from net income of $0.92 per basic share for the second quarter of 1998. Net income available to common shareholders for financial statement purposes was approximately $11.4 million for the six months ended June 30, 1999, a 80% decrease from approximately $55.7 million for the six months ended June 30, 1998.

         Tax Basis Income

     CRIIMI MAE earned approximately $11.9 million in tax basis income available to common shareholders during the second quarter of 1999 or $0.22 per share, compared to approximately $22.4 million or $0.47 per share for the second quarter of 1998. CRIIMI MAE earned approximately $31.5 or $0.59 per share for the six months ended June 30, 1999, compared to approximately $37.4 or $0.81 per share for the six months ended June 30, 1998.

     The primary factors resulting in the net decrease in tax basis income were the deduction of reorganization costs and net decreases in earnings from equity investments. In the second quarter of 1998, as part of CBO-2, CMSLP sold servicing rights for $4.2 million resulting in a gain of $4.2 million for tax purposes which was included in equity in earnings in 1998. Partially offsetting the decreases was an increase in net interest margin due to the growth of CRIIMI MAE's portfolio of Subordinated CMBS and, to a lesser extent, earnings from CMO-IV.

     As previously discussed, through the second quarter of 1999, the Company recorded cumulative unrealized losses of approximately $35 million in connection with the sale of the loans in the Company's warehouse line with Citibank. On a tax basis, the loss related to the loans that were sold is estimated to be approximately $33 million, which will be recorded in the third quarter as a realized loss.

Cash Flow

1999 versus 1998

     Net cash provided by operating activities increased for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase was primarily due to an increase in payables incurred due to the reorganization of the Company and an increase in net interest margin resulting from the Company's acquisitions of Subordinated CMBS.

     Net cash provided by investing activities increased for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase was primarily due to the suspension of the Company's Subordinated CMBS acquisition and origination programs as a result of the Chapter 11 filing in October 1998.

     Net cash used in financing activities increased for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase was primarily due to the suspension of the Company's Subordinated CMBS acquisition activities, suspension of equity and debt offerings, payment of principal paydowns per the stipulation areements with secured lenders and, to a lesser extent, the suspension of dividends paid as a result of the Chapter 11 filing in October 1998.

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

     As of June 30, 1999, CRIIMI MAE had secured financing agreements with GACC, Lehman ALI, Inc., First Union, Morgan Stanley, Merrill Lynch, and Citicorp. Certain of these lenders have registered the pledged securities in their own names. As a result, the trustee makes payments on such securities to the registered holder. During the fourth quarter of 1998 and first half of 1999, certain registered holders withheld payments related to securities not registered to CRIIMI MAE. The Company has negotiated and finalized agreements with four of its lenders. CRIIMI MAE Inc.'s cash position has increased from approximately $7 million on October 5, 1998 to approximately $76 million as of August 10, 1999. Based on present information, the Company believes that it will have sufficient cash flow to fund its current operations while in bankruptcy during 1999. However, due to the uncertainty of the effects of the Chapter 11 filing on the business of the Company, pending litigation, material reorganization items to be incurred during the pendency of the bankruptcy and numerous other factors beyond the Company's control, no assurance can be given that the Company's cash flow will be sufficient to fund operations while the Company is in bankruptcy during 1999.

     The value of the Company's portfolio is based upon the combined yield of current treasury rates and the current spread above treasury rates that an investor would be willing to accept in a purchase transaction. During the six months ended June 30, 1999, the required spread above treasury rates declined on a total portfolio basis. However, this spread decline was more than offset by an increase in treasury rates which caused an aggregate $38.3 million decrease in the value of the Company's portfolio of CMBS and FHA's and GNMA's from December 31, 1998. In addition, since June 30, 1999, treasury rates have increased further and other general market indices are indicating that certain spreads have increased as well, which would cause a further reduction of the Company's portfolio.

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

     On April 5, 1999, the Company finalized an agreement by which, Salomon Smith Barney, in cooperation with CRIIMI MAE, will sell two classes of investment grade CMBS from CMO-IV with a face amount of $45.9 million and an average coupon rate of 6.96% constituting a portion of the collateral security advances under financing agreements with Citicorp. CRIIMI MAE retains the right to call each CMBS when the principal balance amortizes to 15% of its original face balance. The 15% call option prevents CRIIMI MAE from surrendering control of the assets pursuant to the requirements of FAS 125 and thus the transaction will be accounted for as a secured borrowing and not a sale. A minimum sales price was established in order to sell the bonds. Proceeds from the sale will be used to pay off $39.6 million of secured debt, certain costs, and the remainder, if any, remitted to CRIIMI MAE. This will result in CRIIMI MAE recognizing a fixed-rate liability for these bonds, when they are sold, in the amount of the gross proceeds. During May 1999, the Company sold $20 million face amount of investment grade CMBS from CMO-IV in accordance with the agreement noted above. Accordingly, the proceeds from the sale of these CMBS will pay off a portion of the secured debt owed under the Citicorp Financing agreements and the Company will recognize fixed rate debt in the amount of the gross proceeds received. The variable rate secured borrowings associated with these investment grade securities were proportionally reduced (approximately $17 million) on the balance sheet to reflect the partial sale. The balance of the investment grade CMBS from CMO-IV will continue to be marketed for sale.

     On August 5, 1999, all but three of the commercial loans originated under the Citibank Program in 1998, were sold for gross proceeds of approximately $308 million. The loans sold had an aggregate unpaid principal balance of $339 million. The minimum net proceeds provision was waived by agreement of the Company, the Unsecured Committee and the Equity Committee. As a result of the valuation received in the sale, the Company recorded an additional $10.9 million unrealized loss in the second quarter bringing its unrealized losses through June 30, 1999 to $35.3 million. For income tax purposes, the portion of this loss related to the loans that were sold (estimated at $33 million) is expected to be recorded as a realized loss on the loan sale date in the third quarter of 1999. The unrealized losses recorded to date also include an estimate of losses (approximately $2 million) related to the three loans in the Citibank warehouse program (unpaid principal balance of $32.7 million) not sold, all of which are currently being marketed for sale. Prior to the actual sale of these loans the Company had recorded its unrealized losses based on pricing data received from Citibank.

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

         Dividends

     During the pendency of the Chapter 11 proceedings, the Company is prohibited from paying cash dividends without first obtaining Bankruptcy Court approval. Among the other factors which impact CRIIMI MAE's cash dividends are
(i) the level of income earned on uninsured mortgage assets, such as Subordinated CMBS (including, but not limited to, the amount of OID income and losses, if any, on Subordinated CMBS), and, to the extent applicable, originated loans, which varies depending on prepayments, defaults, etc., (ii) the level of income earned on CRIIMI MAE's or its subsidiaries' insured mortgage security collateral depending on prepayments, defaults, etc., (iii) the fluctuating yields on short-term, variable rate, debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate CRIIMI MAE pays on its other borrowings, (iv) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, loan origination reserves, escrow deposits and distributions from its subsidiaries can be reinvested, (v) changes in operating expenses (including those related to the Chapter 11 filing), (vi) to the extent applicable, cash dividends paid on preferred shares, (vii) to the extent applicable, whether the Company's taxable mortgage pools continue to be exempt from corporate level taxes, (viii) the timing and amounts of cash flows attributable to its other lines of business - mortgage servicing, advisory, to the extent applicable, origination services and, (ix) to the extent applicable, realized losses on certain transactions.

     Due to the Chapter 11 filing on October 5, 1998, dividends were not paid in the first half of 1999 on common or preferred shares. However, since dividends on the Company's Series B, C and D Preferred Shares are cumulative, the dividends payable at June 30, 1999 were accrued in the financial statements. For the three and six months ended June 30, 1998, dividends paid on Series B were approximately $1.5 million and approximately $2.9 million or $0.915 and $1.76 per share, respectively and dividends paid on Series C Preferred Shares were approximately $407,061 and $689,440 for the three and six months ended June 30, 1998, respectively. There were no Series D Preferred Shares outstanding during the six months ended June 30, 1998.

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

     Management has determined that there has not been a material change as of June 30, 1999 in market risk from December 31, 1998 as reported in the Company's Annual Report on Form 10-K as of December 31, 1998. The value of the Company's portfolio is based upon the combined yield of current treasury rates and the current spread above treasury rates that an investor would be willing to accept in a purchase transaction. During the six months ended June 30, 1999, the required spread above treasury rates declined on a total portfolio basis. However, this spread decline was more than offset by an increase in treasury rates which caused an aggregate $38.3 million decrease in the value of the Company's portfolio of CMBS and FHA's and GNMA's from December 31, 1998. In addition, since June 30, 1999, treasury rates have increased further and other general market indices are indicating that certain spreads have increased as well, which would cause a further reduction of the Company's portfolio.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

               Exhibit No.                        Description
               -----------                        -----------

                   27                 Financial Data Schedule (filed herewith)

                   99(a) Amended Stipulation and Agreed Order Authorizing Use of Cash Collateral (German American Capital Corporation) entered May 11, 1999 (filed herewith)

                   99(b) Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered April 8, 1999 (filed herewith)

                   99(c) Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. Internation Limited) entered April 23, 1999 (filed herewith)

                   99(d) Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered May 10, 1999 (filed herewith)

                   99(e) Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. Internation Limited) entered May 24, 1999 (filed herewith)

                   99(f) Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. Internation Limited) entered June 24, 1999 (filed herewith)

     (b) Reports on Form 8-K



               Date                                         Purpose
               ----                                         -------

           May 3, 1999                               To report April 23, 1999
                                                     press release regarding
                                                     CRIIMI MAE receiving bid
                                                     proposals for equity
                                                     investment in CRIIMI MAE.

                                                         Signature

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CRIIMI MAE INC.


/s/ August 17, 1999                             /s/ Cynthia O. Azzara
---------------------------                     ----------------------
DATE                                            Cynthia O. Azzara
                                                Senior Vice President,
                                                Principal Accounting Officer
                                                  and Chief Financial Officer

                        UNITED STATES BANKRUPTCY COURT
                              DISTRICT OF MARYLAND
                               Southern Division


In re

CRIIMI MAE Inc., et al.,
                                                      Case No. 9823115
                      Debtors.                     (Jointly Administered)
                                                         Chapter 11


                        AMENDED STIPULATION AND AGREED
                  ORDER AUTHORIZING USE OF CASH COLLATERAL
                  ----------------------------------------

     This Amended Stipulation and Agreed Order is entered into this 10th day of May, 1999 by and between CRIIMI MAE Inc. ("CMI") and German American Capital Corporation ("GACC"):

     WHEREAS, on or about December 29, 1998, CMI and GACC entered into that certain Stipulation and Agreed Order Authorizing Use of Cash Collateral (the "Stipulation") which was "So Ordered' by the Court on or about February 2, 1999; and

     WHEREAS CMI and GACC desire to extend the duration of the Stipulation and continue all other terms and conditions thereof;

     NOW, THEREFORE, in consideration of the mutual premises set forth herein, the parties hereto stipulate, agree and the Court finds and orders as follows:

1.  The Stipulation is hereby amended as follows:

     a.The Standstill Period (as defined in paragraph 4(a) of the Stipulation) shall be "for a period commencing on the date hereof and terminating on August 2, 1999."

     b.Termination of the Stipulation, as referenced in paragraph 7 thereof, shall be "extended to August 2, 1999, unless otherwise extended in writing by the parties."

2. Except as expressly modified hereby, the Stipulation shall remain in full force and effect and is hereby ratified and confirmed.

3. This Amended Stipulation is not intended to constitute, and shall not be construed as, a consent by GACC to any other motion made or action taken by CMI in its Chapter 11 case.

CONSENTED TO:

                                            GERMAN AMERICAN CAPITAL CORP.


                                            By: /s/  Michael B. Benner
                                                -----------------------
                                                     Michael B. Benner
                                                     Richard G. Mason
                                                WACHTELL, LIPTON ROSEN & KATZ
                                                51 West 52nd Street
                                                New York, NY 10019
                                                (212) 403-1000
                                                Counsel for German American
                                                  Capital Corp.

                                                     CRIIMI MAE INC.


                                            By: /s/  Stanley J. Samorajczyk
                                                ---------------------------
                                                     Stanley J. Samorajczyk
                                                     Michael S. Stamer
                                                AKIN, GUMP, STRAUSS, HAUER &
                                                  FELD, L.L.P.
                                                1333 New Hampshire Avenue, N.W.
                                                Washington, D.C. 20036
                                                (202) 887-4000

                                                Counsel for CRIIMI MAE Inc.




So Ordered this 11th day of
May, 1999

 /s/ Duncan Keir
Hon. Duncan Keir
United States Bankruptcy Judge

                    IN THE UNITED STATES BANKRUPTCY COURT
                       FOR THE DISTRICT OF MARYLAND
                            (Greenbelt Division)

CRIIMI MAE INC., et al.,                             98-2-3115-DK
                                                     (Chapter 11)
                  Debtors.                           (Jointly Administered)



CRIIMI MAE INC.,

                  Plaintiff,

v.

MORGAN STANLEY & CO.
INTERNATIONAL LIMITED,                               Adversary Proceeding
                                                     No. 98-1565-DK
                  Defendant.


                  STIPULATION EXTENDING WELLS FARGO STANDSTILL


     CRIIMI MAE Inc. ("CRIIMI MAE") and Morgan Stanley & Co. International Limited ("MSIL"), by their undersigned counsel, hereby stipulate and agree pursuant to paragraph two of the Stipulation and Consent Order Regarding Adversary Proceeding among CRIIMI MAE, MSIL and the Official Committee of Unsecured Creditors of CRIIMI MAE that the Wells Fargo Standstill Period shall be extended up through and including April 15, 1999.

/s/                                                /s/
-----------------------------                      --------------------------
Richard L. Wasserman, Esquire                      Stanley J. Reed, Esquire
(Federal Bar No. 02784)                             (Federal Bar No. 00315)
Gregory A. Cross, Esquire                          Lauri Cleary, Esquire
(Federal Bar No. 04571-G)                           (Federal Bar No. 06599)
Venable, Baetjer and Howard, LLP                   Tamara A. Stoner, Esquire
1800 Mercantile Bank & Trust Bldg.                  (Federal Bar No. 08014)
2 Hopkins Plaza                                    3 Bethesda Metro Center
Baltimore, Maryland 21201                          Suite 380
(410) 244-7400                                     Bethesda, Maryland 20814
                                                   (301) 986-1300
Co-Counsel for CRIIMI MAE Inc.
                                                   Of Counsel:

                                                   Thomas P. Ogden, Esquire
                                                   Anne Berry Howe, Esquire
                                                   Barbara D. Diggs, Esquire
                                                   Davis Polk & Wardwell
                                                   450 Lexington Avenue
                                                   New York, New York 10017
                                                   (212) 450-4000

                                                   Counsel for Defendant
                                                   Morgan Stanley & Co.
                                                    International Limited

                        IN THE UNITED STATES BANKRUPTCY COURT
                             FOR THE DISTRICT OF MARYLAND
                                (Greenbelt Division)


CRIIMI MAE INC., et al.,                            98-2-3115-DK
                                                    (Chapter 11)
                  Debtors.                          (Jointly Administered)



CRIIMI MAE INC.,

                  Plaintiff,

v.

MORGAN STANLEY & CO.
INTERNATIONAL LIMITED,                              Adversary Proceeding
                                                    No. 98-1565-DK
                  Defendant.


                   STIPULATION EXTENDING WELLS FARGO STANDSTILL

     CRIIMI MAE Inc. ("CRIIMI MAE") and Morgan Stanley & Co. International Limited ("MSIL"), by their undersigned counsel, hereby stipulate and agree pursuant to paragraph two of the Stipulation and Consent Order Regarding Adversary Proceeding among CRIIMI MAE, MSIL and the Official Committee of Unsecured Creditors of CRIIMI MAE that the Wells Fargo Standstill Period shall be extended up through and including April 30, 1999.

/s/                                         /s/
-----------------------------               --------------------------------
Richard L. Wasserman, Esquire               Thomas P. Ogden, Esquire
(Federal Bar No. 02784)                     Anne Berry Howe, Esquire
Gregory A. Cross, Esquire                   Barbara D. Diggs, Esquire
(Federal Bar No. 04571-G)                   Davis Polk & Wardwell
Venable, Baetjer and Howard, LLP            450 Lexington Avenue
1800 Mercantile Bank & Trust Bldg           New York, New York 10017
2 Hopkins Plaza                             (212) 450-4000
Baltimore, Maryland 21201
(410) 244-7400                              Of Counsel for Defendant
                                            Morgan Stanley & Co.
Co-Counsel for CRIIMI MAE Inc.               International Limited



                                            Stanley J. Reed, Esquire
                                             (Federal Bar No. 00315)
                                            Lauri Cleary, Esquire
                                             (Federal Bar No. 06599)
                                            Tamara A. Stoner, Esquire
                                             (Federal Bar No. 08014)
                                            Lerch, Early & Brewer, Chartered
                                            3 Bethesda Metro Center, Suite 380
                                            Bethesda, Maryland 20814
                                            (301) 986-1300

                                            Counsel for Defendant
                                            Morgan Stanley & Co.
                                             International Limited

                        IN THE UNITED STATES BANKRUPTCY COURT
                            FOR THE DISTRICT OF MARYLAND
                               (Greenbelt Division)


CRIIMI MAE INC., et al.,                    98-2-3115-DK
                                            (Chapter 11)
                  Debtors.                  (Jointly Administered)


CRIIMI MAE INC.,

                  Plaintiff,

v.

MORGAN STANLEY & CO.
INTERNATIONAL LIMITED,                      Adversary Proceeding
                                            No. 98-1565-DK
                  Defendant.


                   STIPULATION EXTENDING WELLS FARGO STANDSTILL

     CRIIMI MAE Inc. ("CRIIMI MAE") and Morgan Stanley & Co. International Limited ("MSIL"), by their undersigned counsel, hereby stipulate and agree pursuant to paragraph two of the Stipulation and Consent Order Regarding Adversary Proceeding among CRIIMI MAE, MSIL and the Official Committee of Unsecured Creditors of CRIIMI MAE that the Wells Fargo Standstill Period shall be extended up through and including May 15, 1999.

/s/                                         /s/
-----------------------------               -------------------------------
Richard L. Wasserman, Esquire               Thomas P. Ogden, Esquire
(Federal Bar No. 02784)                     Anne Berry Howe, Esquire
Gregory A. Cross, Esquire                   Barbara D. Diggs, Esquire
(Federal Bar No. 04571-G)                   Davis Polk & Wardwell
Venable, Baetjer and Howard, LLP            450 Lexington Avenue
1800 Mercantile Bank & Trust Bldg           New York, New York 10017
2 Hopkins Plaza                             (212) 450-4000
Baltimore, Maryland 21201
(410) 244-7400                              Of Counsel for Defendant
                                            Morgan Stanley & Co.
Co-Counsel for CRIIMI MAE Inc.               International Limited



                                            Stanley J. Reed, Esquire
                                             (Federal Bar No. 00315)
                                            Lauri Cleary, Esquire
                                             (Federal Bar No. 06599)
                                            Tamara A. Stoner, Esquire
                                             (Federal Bar No. 08014)
                                            Lerch, Early & Brewer, Chartered
                                            3 Bethesda Metro Center, Suite 380
                                            Bethesda, Maryland 20814
                                            (301) 986-1300

                                            Counsel for Defendant
                                            Morgan Stanley & Co.
                                             International Limited

                        IN THE UNITED STATES BANKRUPTCY COURT
                             FOR THE DISTRICT OF MARYLAND
                                (Greenbelt Division)


CRIIMI MAE INC., et al.,                    98-2-3115-DK
                                            (Chapter 11)
                  Debtors.                  (Jointly Administered)


CRIIMI MAE INC.,

                  Plaintiff,

v.

MORGAN STANLEY & CO.
INTERNATIONAL LIMITED,                      Adversary Proceeding
                                            No. 98-1565-DK
                  Defendant.


                   STIPULATION EXTENDING WELLS FARGO STANDSTILL

     CRIIMI MAE Inc. ("CRIIMI MAE") and Morgan Stanley & Co. International Limited ("MSIL"), by their undersigned counsel, hereby stipulate and agree pursuant to paragraph two of the Stipulation and Consent Order Regarding Adversary Proceeding among CRIIMI MAE, MSIL and the Official Committee of Unsecured Creditors of CRIIMI MAE that the Wells Fargo Standstill Period shall be extended up through and including June 15, 1999.

/s/                                         /s/
-----------------------------               ------------------------
Richard L. Wasserman, Esquire               Thomas P. Ogden, Esquire
(Federal Bar No. 02784)                     Anne Berry Howe, Esquire
Gregory A. Cross, Esquire                   Barbara D. Diggs, Esquire
(Federal Bar No. 04571-G)                   Davis Polk & Wardwell
Venable, Baetjer and Howard, LLP            450 Lexington Avenue
1800 Mercantile Bank & Trust Bldg           New York, New York 10017
2 Hopkins Plaza                             (212) 450-4000
Baltimore, Maryland 21201
(410) 244-7400                              Of Counsel for Defendant
                                            Morgan Stanley & Co.
Co-Counsel for CRIIMI MAE Inc.               International Limited



                                            Stanley J. Reed, Esquire
                                             (Federal Bar No. 00315)
                                            Lauri Cleary, Esquire
                                             (Federal Bar No. 06599)
                                            Tamara A. Stoner, Esquire
                                             (Federal Bar No. 08014)
                                            Lerch, Early & Brewer, Chartered
                                            3 Bethesda Metro Center, Suite 380
                                            Bethesda, Maryland 20814
                                            (301) 986-1300

                                            Counsel for Defendant
                                            Morgan Stanley & Co.
                                             International Limited

                        IN THE UNITED STATES BANKRUPTCY COURT
                            FOR THE DISTRICT OF MARYLAND
                                (Greenbelt Division)


CRIIMI MAE INC., et al.,                    98-2-3115-DK
                                            (Chapter 11)
                  Debtors.                  (Jointly Administered)


CRIIMI MAE INC.,

                  Plaintiff,

v.

MORGAN STANLEY & CO.
INTERNATIONAL LIMITED,                      Adversary Proceeding
                                            No. 98-1565-DK
                  Defendant.



                        STIPULATION EXTENDING WELLS FARGO STANDSTILL

     CRIIMI MAE Inc. ("CRIIMI MAE") and Morgan Stanley & Co. International Limited ("MSIL"), by their undersigned counsel, hereby stipulate and agree pursuant to paragraph two of the Stipulation and Consent Order Regarding Adversary Proceeding among CRIIMI MAE, MSIL and the Official Committee of Unsecured Creditors of CRIIMI MAE that the Wells Fargo Standstill Period shall be extended up through and including June 30, 1999.

/s/                                         /s/
-----------------------------               -------------------------
Richard L. Wasserman, Esquire               Thomas P. Ogden, Esquire
(Federal Bar No. 02784)                     Anne Berry Howe, Esquire
Gregory A. Cross, Esquire                   Barbara D. Diggs, Esquire
(Federal Bar No. 04571-G)                   Davis Polk & Wardwell
Venable, Baetjer and Howard, LLP            450 Lexington Avenue
1800 Mercantile Bank & Trust Bldg           New York, New York 10017
2 Hopkins Plaza                             (212) 450-4000
Baltimore, Maryland 21201
(410) 244-7400                              Of Counsel for Defendant
                                            Morgan Stanley & Co.
Co-Counsel for CRIIMI MAE Inc.               International Limited



                                            Stanley J. Reed, Esquire
                                             (Federal Bar No. 00315)
                                            Lauri Cleary, Esquire
                                             (Federal Bar No. 06599)
                                            Tamara A. Stoner, Esquire
                                             (Federal Bar No. 08014)
                                            Lerch, Early & Brewer, Chartered
                                            3 Bethesda Metro Center, Suite 380
                                            Bethesda, Maryland 20814
                                            (301) 986-1300

                                            Counsel for Defendant
                                            Morgan Stanley & Co.
                                             International Limited