Form 10-Q
period 1999-09-30
CRIIMI MAE INC
filed 1999-11-15
CIK 847322

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999	Commission file number 1-10360

CRIIMI MAE INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1622022
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

11200 Rockville Pike
Rockville, Maryland 20852
(301) 816-2300
(Address, including zip code, and telephone number,
Including area code, of registrant's principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange, Inc.
Series B Cumulative Convertible	New York Stock Exchange, Inc.
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 1999
Common Stock, $.01 par value	53,553,161

CRIIMI MAE INC.
Quarterly Report on Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

CRIIMI MAE INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 1999	December 31, 1998
	(Unaudited)

Assets:
Mortgage Assets:
Subordinated CMBS, at fair value	$1,216,002,889	$1,274,185,678
Insured Mortgage Securities, at fair value	410,356,899	488,095,221
Investment in originated loans, at amortized cost	481,499,820	499,076,030
Equity Investments	37,418,966	42,868,469
Receivables	60,550,714	46,992,337
Other assets	53,825,407	62,520,146
Cash and cash equivalents	87,493,835	24,180,072

Total assets	$2,347,148,530	$2,437,917,953

Liabilities:
Liabilities Not Subject to Chapter 11 proceedings:
Securitized mortgage obligations:
Collateralized bond obligations-CMBS	$277,609,817	$117,831,435
Collateralized mortgage obligations - Insured mortgage securities	386,779,739	456,101,720
Collateralized mortgage obligations - Originated loans	389,391,837	386,752,951
Payables and accrued expenses	29,697,934	17,124,124
Liabilities Subject to Chapter 11 proceedings:
Secured:
Variable rate secured borrowings-CMBS	758,773,098	932,236,674
Other financing facilities	3,050,000	3,050,000
Payables and accrued expenses	21,346,742	13,690,004
Unsecured:
Senior unsecured notes	100,000,000	100,000,000
Other financing facilities	89,749,522	89,749,522
Payables and accrued expenses	32,201,577	13,504,618

Total liabilities	2,088,600,266	2,130,041,048

Shareholders' equity:
Convertible preferred stock, $.01 par; 25,000,000 shares authorized; 1,796,982 and 1,816,982 shares issued and outstanding, respectively	17,970	18,170
Common stock, $.01 par; 120,000,000 shares authorized; 53,553,161 and 52,898,100 shares issued and outstanding, respectively	535,532	528,981
Accumulated Other Comprehensive Income	(320,074,998)	(251,255,309)
Preferred Stock Dividend to be distributed	16,065,641	—
Additional paid-in capital	542,520,196	558,585,063
Shareholders' undistributed net income	19,483,923	—

Total shareholders' equity	258,548,264	307,876,905

Total liabilities and shareholders' equity	$2,347,148,530	$2,437,917,953

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	1999	1998	1999	1998

Interest Income:
Subordinated CMBS	$38,786,620	$38,880,750	$115,690,376	$105,319,710
Insured Mortgage Securities	8,034,760	10,662,386	25,424,098	33,528,290
Originated Loans	8,615,000	8,869,367	26,103,642	11,619,062

Total interest income	55,436,380	58,412,503	167,218,116	150,467,062

Interest and related expenses:
Fixed-rate collateralized bond obligations-CMBS	6,301,697	2,206,724	15,750,983	7,375,905
Fixed-rate collateralized mortgage obligations -insured securities	7,813,936	9,892,249	24,523,097	30,546,774
Fixed-rate collateralized mortgage obligations-originated loans	7,059,676	6,369,272	20,309,804	8,367,438
Fixed-rate senior unsecured notes	2,281,251	2,429,137	6,843,753	7,260,484
Variable-rate secured borrowings-CMBS	12,659,064	17,778,579	39,026,518	43,637,039
Other financing facilities	1,767,577	998,342	5,166,265	1,941,800

Total interest expense	37,883,201	39,674,303	111,620,420	99,129,440

Net interest margin	17,553,179	18,738,200	55,597,696	51,337,622

Gain on sale of CMBS	—	(340,281)	—	28,800,408
Equity in earnings (losses) from investments	260,199	(57,546)	(1,225,417)	2,187,150
Other income	448,941	1,060,595	1,872,481	3,872,576
Net gains on mortgage security dispositions	265,789	966,654	1,851,601	920,820
Gain on originated loan dispositions	74,616	—	234,826	—
General and administrative expenses	(2,702,353)	(4,636,806)	(8,953,507)	(10,667,797)
Amortization of assets acquired in the Merger	(719,394)	(719,394)	(2,158,182)	(2,158,182)
Unrealized loss on reverse repurchase obligation	—	(4,091,346)	—	(4,091,346)
Loss on warehouse obligation	(1,074,505)	(17,630,390)	(8,000,000)	(17,630,390)
Reorganization Items	(4,606,002)	—	(15,552,783)	—

	(8,052,709)	(25,448,514)	(31,930,981)	1,233,239

Minority interest in net loss (income) of consolidated Subsidiary	—	1,312	—	(40,052)
Net income (loss) before dividends accrued or paid on preferred shares	9,500,470	(6,709,002)	23,666,715	52,530,809
Dividends accrued or paid on preferred shares	(1,400,297)	(1,942,377)	(4,182,792)	(5,499,881)

Net income (loss) available to common shareholders	$8,100,173	$(8,651,379)	$19,483,923	$47,030,928

Net income (loss) available to common shareholders per common share:
Basic	$0.15	$(0.18)	$0.37	$1.02

Diluted	$0.14	$(0.18)	$0.33	$.98

Shares used in computing basic earnings per share, exclusive of shares held in treasury	53,553,161	48,298,007	53,373,719	46,178,885

Comprehensive Income
Net income (loss) before dividends paid or accrued on preferred shares	$9,500,470	$(6,709,002)	$23,666,715	$52,530,809
Other Comprehensive Loss	(30,533,704)	(195,219,228)	(68,819,689)	(78,350,599)

Comprehensive Loss	$(21,033,234)	$(201,928,230)	$(45,152,974)	$(25,819,790)

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 1999
(Unaudited)

	Preferred Stock Par Value	Common Stock Par Value	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Shareholders' Undistributed Net Income	Preferred Stock Dividend to be Distributed	Total Shareholders' Equity

Balance, December 31, 1998	$18,170	$528,981	$(251,255,309)	$558,585,063	$—	$—	$307,876,905
Net income	—	—	—	—	23,666,715	—	23,666,715
Dividends accrued on preferred shares	—	—	—	—	(4,182,792)	—	(4,182,792)
Dividends paid on common shares	—	—	—	—	—	—	—
Conversion of preferred shares into common shares	(200)	6,531	—	(6,331)	—	—	—
Shares granted	—	20	—	7,105	—	—	7,125
Adjustment to unrealized losses on investments	—	—	(68,819,689)	—	—	—	(68,819,689)
Preferred Stock dividend to be distributed	—	—	—	(16,065,641)	—	16,065,641	—

Balance, September 30, 1999	$17,970	$535,532	$(320,074,998)	$542,520,196	$19,483,923	$16,065,641	$258,548,264

The accompanying notes are an integral part
of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	1999	1998

Cash flows from operating activities:
Net Income	$23,666,715	$52,530,809
Adjustments to reconcile net income to net cash provided by operating activities:
Cash gain on sale of CMBS	—	(28,800,408)
Amortization of discount and deferred financing costs on debt	6,677,758	4,325,388
Amortization of assets acquired in the Merger	2,158,182	2,158,182
Other amortization and depreciation	1,002,218	1,023,116
Discount amortization on mortgage assets	(629,716)	(938,928)
Net gains on mortgage security dispositions	(1,851,601)	(920,820)
Gains on originated loan disposition	(234,826)	—
Equity in losses/ (earnings) from investments	1,225,417	(2,187,150)
Loss on warehouse obligation	8,000,000	17,630,390
Unrealized loss on reverse repurchase obligation	—	4,091,346
Change in reorganization items accrual	13,913,036	—
Minority interests in earnings of consolidated subsidiary	—	40,052
Changes in assets and liabilities:
Increase in receivables and other assets	(17,509,076)	(34,165,258)
Increase in payables and accrued expenses	20,831,678	6,539,666

Net cash provided by operating activities	57,249,785	21,326,385

Cash flows from investing activities:
Proceeds from sale of collateralized bond obligation	—	334,919,531
Purchase of originated loans	—	(495,825,576)
Proceeds from mortgage securities dispositions	66,414,460	104,613,568
Proceeds from originated loan dispositions	10,631,987	—
Purchase of Subordinated CMBS	—	(852,560,342)
Funding of loan origination reserve	—	(75,433,979)
Return of loan origination reserve from securitization	—	71,877,560
Payment of deferred costs	—	(9,180,193)
Receipt of principal payments	9,598,489	11,097,801
Distributions received from AIM Investments	4,224,086	4,733,115
Distributions received from CMSLP	—	3,114,000
Servicing rights acquired and contributed to Services Partnership	—	(3,880,235)
Collateral calls on repurchase obligation	—	(3,383,221)

Net cash provided by (used in) investing activities	90,869,022	(909,907,971)

Cash flows from financing activities:
Proceeds from sale of CMO bonds	—	390,068,687
Proceeds from debt issuances	158,509,205	1,998,430,321
Principal payments on securitized mortgage debt obligations	(87,161,205)	(420,721,921)
Principal payments on secured borrowings and other debt facilities	(156,153,044)	(1,145,730,722)
Increase in deferred financing costs	—	(8,705,623)
Dividends (including return of capital) accrued or paid to shareholders, including minority interests	—	(60,499,169)
Proceeds from issuance of convertible preferred stock	—	25,000,000
Proceeds from the issuance of common stock	—	110,709,941

Net cash (used in) provided by financing activities	(84,805,044)	888,551,514

Net increase in cash and cash equivalents	63,313,763	(30,072)
Cash and cash equivalents, beginning of the period	24,180,072	2,108,794

Cash and cash equivalents, end of the period	$87,493,835	$2,078,722

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

    CRIIMI MAE is working diligently toward reemerging as a successfully reorganized Company. On September 9, 1999, the Company entered into a Stock Purchase Agreement ("the Apollo Purchase Agreement") with an affiliate of Apollo Real Estate Advisors IV, L.P. ("Apollo") to purchase a minimum of $50 million, of shares of a new series of senior convertible preferred stock which would represent a portion of aggregate recapitalization financing of approximately $910 million. Closing of the sale of the new senior preferred stock is subject of a number of conditions. The remainder of the recapitalization financing is expected to consist of approximately $445 million of debt financing, substantially all of which would come from certain existing debtholders, and $415 million of additional proceeds, substantially all of which would result from the sale of selected commercial mortgage-backed securities.  There can be no assurance that the Company will be able to close the sale of the new senior preferred stock, obtain the necessary debt financing or sell the selected commercial mortgage-backed securities to a party or parties for the necessary proceeds or that if such recapitalization financing is obtained and finalized, it will take the forms described above.

    The Debtors filed their Joint Plan of Reorganization (the "Plan") with the Bankruptcy Court on September 22, 1999. Prior to that date, on September 20, 1999, the Bankruptcy Court entered an order providing, among other matters, that any party in interest may file a plan of reorganization after October 16, 1999. To the Company's knowledge, no other party in interest has filed a plan of reorganization. There can be no assurance that no alternative plan of reorganization will be filed.

    On November 1, 1999, the Bankruptcy Court approved motions filed by CRIIMI MAE with the support of the Official Committee of Unsecured Creditors and the Official Committee of Equity Securities Holders ("the Committees in the CRIIMI MAE Case") to postpone a hearing on the pending motion to approve the bidding protection provisions in the Apollo Purchase Agreement and the Adequate Protection Order (as defined in Note 16) and the date to file the Debtor's Disclosure Statement. At the November 1st hearing the Bankruptcy Court was advised of active discussions among the Company, Apollo and the Committees in the CRIIMI MAE Case to fashion an amended plan of reorganization that can be supported by such parties. The Court approved at that hearing the immediate payment of $400,000 to Apollo for reimbursement of expenses incurred with respect to the Apollo Purchase Agreement, continuing negotiations, due diligence and related matters. On November 5, 1999, the Bankruptcy Court entered an order setting December 6, 1999 as the hearing date for the pending motion to approve (i) the balance of the bidding protection provisions in the Apollo Purchase Agreement and (ii) the Adequate Protection Order. The order also provided that the Debtor's proposed Joint Disclosure Statement must be filed on or prior to December 6, 1999. See Note 16 for a general discussion of the bankruptcy process.

    While in bankruptcy, the Company has streamlined its operations. The Company significantly reduced the number of employees in its originations and underwriting operations in October 1998, but has retained a significant number of key employees in each of these operational areas. In connection with these reductions, the Company closed its five regional loan origination and underwriting offices, retaining only a core presence in Rockville, Boston, Houston, Chicago and San Francisco.

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

    The Company's 1999 Taxable Income.  As a REIT, CRIIMI MAE is generally required to distribute at least 95% of its "REIT taxable income" to its shareholders each tax year. For purposes of this requirement, REIT taxable income excludes certain excess noncash income such as original issue discount ("OID"). In determining its federal income tax liability, CRIIMI MAE, as a result of its REIT status, is entitled to deduct from its taxable income dividends paid to its shareholders. Accordingly, to the extent the Company distributes its net income to shareholders, it effectively reduces taxable income, on a dollar-for-dollar basis, and eliminates the "double taxation" that normally occurs when a corporation earns income and distributes that income to shareholders in the form of dividends. The Company, however, still must pay corporate level tax on any 1999 taxable income not distributed to shareholders. Unlike the 95% distribution requirement, the calculation of the Company's federal income tax liability does not exclude excess noncash income such as OID. Should CRIIMI MAE terminate or fail to maintain its REIT status during the year ended December 31, 1999, the tax liability on the taxable income for the nine months ended September 30, 1999 of approximately $13.7 million would be approximately $5.5 million.

    In determining the Company's taxable income for 1999, distributions declared by the Company on or before September 15, 2000 and actually paid by the Company on or before December 31, 2000 will be considered as dividends paid for the 1999 year. The Company anticipates distributing a substantial portion of its 1999 taxable income in the form of non-cash taxable dividends. There can be no assurance that the Company will be able to make distributions with respect to its 1999 taxable income.

    1999 Excise Tax Liability.  Apart from the requirement that the Company distribute at least 95% of its REIT taxable income to maintain REIT status, CRIIMI MAE is also required each calendar year to distribute an amount at least equal to the sum of 85% of its "REIT ordinary income" and 95% of its "REIT capital gain income" to avoid incurring a nondeductible excise tax. Unlike the 95% distribution requirement, the 85% distribution requirement is not reduced by excess noncash income items such as OID. In addition, in determining the Company's excise tax liability, only dividends actually paid in 1999 will reduce the amount of income subject to this excise tax. The Company has accrued $475,000 for the excise tax payable for 1999 in anticipation that 1999 taxable income will not be distributed to shareholders until 2000. The accrual was calculated based on the taxable income for the first nine months of 1999. Additional excise tax will be accrued in the fourth quarter related to fourth quarter taxable income.

    The Company's 1998 Taxable Income.  On September 14, 1999, the Company declared a dividend payable to common shareholders of approximately 1.61 million shares of a new series of junior preferred stock with a face value of $10 per share (see Note 12). The purpose of the dividend was to distribute approximately $15.7 million in undistributed 1998 taxable income. To the extent that it is determined that such amount is not distributed, the Company would bear a corporate level income tax on the undistributed amount. There can be no assurance that all of the Company's tax liability will be eliminated by payment of such junior preferred stock dividend. The Company paid the junior preferred stock dividend on November 5, 1999. The junior preferred stock dividend will be taxable to common shareholder recipients.

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

2. INVESTMENT COMPANY ACT OF 1940

    Under the Investment Company Act of 1940, as amended (the "Investment Company Act"), an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. However, as described below, companies that are primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate ("Qualifying Interests") are excluded from the requirement of the Investment Company Act.

    To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities and originated loans constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of September 30, 1999, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, CM Management, Holdings II, CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CRIIMI MAE CMBS Corp., CRIIMI MAE Holding Inc., CRIIMI MAE Holdings L.P., and CRIIMI, Inc., contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of September 30, 1999 and December 31, 1998, the consolidated results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998.

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

Reclassifications

    Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 1998 have been reclassified to conform to the 1999 presentation.

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

  •
  Short-term interest income that would not have been earned but for the Bankruptcy.

  •
  Professional fees and similar types of expenditures directly relating to the Chapter 11 proceeding.

  •
  Employee Retention Program costs and severance payments.

  •
  Loss accruals or realized gains or losses resulting from activities of the reorganization process.

    For the three and nine months ended September 30, 1999, reorganization items were $4.6 million and $15.6 million. The components of these totals are as follows:

Reorganization Items	Three months ended September 30, 1999	Nine months ended September 30, 1999

Short-term interest income	$(852,600)	$(1,322,000)
Professional fees	2,896,771	13,010,926
Employee Retention Program accrued costs	426,353	1,171,855
Excise Tax	475,000	475,000
Other	1,660,478	2,217,002

Total	$4,606,002	$15,552,783

  Condensed Financial Statements

    In accordance with SOP 90-7, the three debtor entities, CRIIMI MAE, CM Management and Holdings II, are required to present condensed financial statements for the three and nine months ended September 30, 1999. (See Note 18).

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

    CRIIMI MAE recognizes income from Subordinated CMBS using the effective interest method, applying the anticipated yield over the projected life of the investment. Changes in anticipated yields are generally due to revisions in estimates of future credit losses, actual losses incurred, revisions in estimates of future prepayments and actual prepayments received. Changes in anticipated yield resulting from prepayments are recognized through a cumulative catch-up adjustment at the date of the change which reflects the change in income of the security from the date of purchase through the date of change in anticipated yield. The new yield is then used for income recognition for the remaining life of the investment. Changes in anticipated yield resulting from reduced estimates of losses are recognized on a prospective basis.

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

    The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides for income based on a constant yield over the term of the mortgage.

    Mortgage income consists of amortization of the discount plus the stated mortgage interest payments received or accrued less amortization of the premium.

  Equity Investments

    CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, owns all of the general partnership interests in American Insured Mortgage Investors L.P, American Insured Mortgage Investors L.P.—Series 85, American Insured Mortgage Investors L.P.—Series 86 and American Insured Mortgage Investors L.P.—Series 88 (the "AIM Funds"). The AIM Funds own mortgage assets which are substantially similar to Insured Mortgage Securities owned by CRIIMI MAE. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges among the AIM Funds from 2.9% to 4.9%) from each of the AIM Funds. In addition, CRIIMI MAE and CM Management each own 50% of the limited partnership that owns a 20% limited partnership interest in the adviser to the AIM Funds. CRIIMI MAE is utilizing the equity method of accounting for its investment in the AIM Funds and the advisory partnership, AIM Acquisition Partners, L.P., which provides for recording CRIIMI MAE's share of net earnings or losses in the AIM Funds and AIM Acquisition Partners, L.P reduced by distributions from the limited partnerships and adjusted for purchase accounting amortization.

    CRIIMI MAE accounts for its investment in CRIIMI MAE Services, Inc. ("Services, Inc.") under the equity method because it does not own the voting common stock of Services, Inc. As of September 30, 1999, Services, Inc. holds a 27% general partner interest in CMSLP.

    As of September 30, 1999, CRIIMI MAE, through CM Management, held a 73% limited partnership interest in CMSLP. CRIIMI MAE's limited partner investment in CMSLP is accounted for under the equity method as CRIIMI MAE does not control CMSLP. However, because it owns 73% of the partnership and because it has certain rights described below, it follows the equity method of accounting. As a limited partner, CRIIMI MAE is entitled to all of the rights and benefits of being a limited partner including the right to receive income and cash distributions in accordance with its limited partner interest. In addition, CRIIMI MAE has the right to approve the sale of the principal assets of CMSLP. Services, Inc. is the general partner of CMSLP and manages the day to day affairs of CMSLP.

Impairment

  Subordinated CMBS

    CRIIMI MAE assesses each Subordinated CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: 1) fair value has been below amortized cost for a significant period of time and CRIIMI MAE concludes that it no longer has the intent and ability to hold the security for the period that fair value is expected to be below amortized cost through the period of time CRIIMI MAE expects the value to recover to amortized cost or 2) the credit quality of its Subordinated CMBS is declining and the Company determines that the current estimate of expected future credit losses exceeds credit losses as originally projected. The amount of impairment loss is measured by comparing the fair value, based on available market information, of a Subordinated CMBS to its current amortized cost basis, the difference is recognized as a loss in the income statement.

    The Company assesses current economic events and conditions that impact the value of its Subordinated CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred. The Company did not recognize any impairment for the nine months ended September 30, 1999 and 1998, respectively. The Company's plan of reorganization and the Apollo Purchase Agreement contemplate the sale of selected Subordinated CMBS. There can be no assurance that all or any portion of these assets will ultimately be sold or when any such sale or sales will occur. Furthermore, the plan of reorganization may be amended based upon current discussions among the Company, Apollo and the Committees or for other reasons. Additionally, a plan of reorganization must ultimately be confirmed by the Bankruptcy Court. The Company expects to record other than temporary impairment on these securities once it is determined that these assets are to be sold and when approval by the Bankruptcy Court is obtained for the sale of such assets.

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

Receivables

    Receivables primarily consist of interest and principal receivables on the Company's Subordinated CMBS, Insured Mortgage Securities and Originated Loan portfolios. In addition, prepayments in the Insured Mortgage Securities and Originated Loan portfolios that have not yet been received by CRIIMI MAE are included.

Other Assets

    Other Assets primarily include Merger assets and related costs, deferred financing costs, deferred costs, investment in mezzanine loans and a deposit account, as further discussed below. Additionally included in Other Assets is Real Estate Owned (REO) property acquired through foreclosure. In June 1997, CRIIMI MAE acquired a real estate property in a foreclosure sale from a CMBS trust. CMSLP also serves as the special servicer and CRIIMI MAE owns a portion of the subordinated tranches in the same trust. As of September 30, 1999, CRIIMI MAE's book basis in REO property totaled approximately $3.9 million. Currently, negotiations to sell the property to a third party are taking place. REO property acquired through foreclosure is recorded at fair value on the date of foreclosure. Such assets will be evaluated for impairment by the Company when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At such time, if the expected future undiscounted cash flows from the property are less than the cost basis, the assets will be marked down to fair value. Costs relating to development and improvement of property are capitalized, provided that the resulting carrying value does not exceed fair value. Costs relating to holding the assets are expensed.

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

    Costs incurred in connection with the loan origination programs are netted against any origination fees received and the net amount is deferred and will be recognized using the effective interest method over the expected life of the loans upon securitization. These costs include a one-time fee to the financial institution and direct costs of originating the loans for the program. All net deferred costs are written off if the Company and the financial institution decide to sell the loans in the warehouse program. In addition, the Company is required to fund a portion of each originated loan equal to the estimated subordination reserve for the securitization of the loans originated through its loan origination programs. This subordination reserve is held as a deposit at the financing institution and is reflected in Other Assets. Due to the financial institution taking title to the loans during the warehousing period and bearing substantive risk for the investment portion of each loan, the originated loans are not recorded on the Company's balance sheet during the warehouse period. As a result of the Chapter 11 filing, CRIIMI MAE wrote off all capitalized costs in connection with its warehouse programs in December 1998 In addition, since all of the Citibank warehoused loans were sold in the third quarter of 1999, the reserve account was zero at September 30, 1999.

Discount on Securitized Mortgage Obligation Issuances

    Discounts incurred in connection with the issuance of debt are amortized using the effective interest method over the projected term of the related debt, which is based on management's estimate of prepayments on the underlying collateral and are included as a component of interest expense.

Interest Rate Protection Agreements

    CRIIMI MAE acquires interest rate protection agreements to reduce its exposure to interest rate risk. The costs of such agreements which qualify for hedge accounting are included in other assets and are amortized over the interest rate agreement term. To qualify for hedge accounting, the interest rate protection agreement must meet two criteria: (i) the debt to be hedged exposes CRIIMI MAE to interest rate risk and (ii) the interest rate protection agreement reduces CRIIMI MAE's exposure to interest rate risk. In the event that interest rate protection agreements are terminated, the associated gain or loss is deferred over the remaining term of the agreement, provided that the underlying hedged asset or liability still exists. Amounts to be paid or received under interest rate protection agreements are accrued currently and are netted with interest expense for financial statement presentation purposes. Additionally, in the event that interest rate protection agreements do not qualify as hedges, such agreements are reclassified as investments, accounted for at fair value with any gain or loss included as a component of income.

Per Share Amounts

    Basic earnings per share amounts for the three and nine months ended September 30, 1999 and 1998 represent net income available to common shareholders divided by the weighted average common shares outstanding during each quarter. Diluted earnings per share amounts for the three and nine months ended September 30, 1999 and 1998 represent basic earnings per share adjusted for dilutive common stock equivalents which for CRIIMI MAE include stock options and certain series of preferred stock. See Note 13 for a reconciliation of basic earnings per share to diluted earnings per share.

Consolidated Statements of Cash Flows

    Cash payments made for interest for the nine months ended September 30, 1999 and 1998, were $85,788,961, and $87,556,423, respectively.

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

	As of September 30, 1999		As of December 31, 1998
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

ASSETS:
Subordinated CMBS	$1,530,581,692	$1,216,002,889	$1,529,898,540	$1,274,185,678
Insured Mortgage Securities	415,853,094	410,356,899	483,637,668	488,095,221
Originated loans	481,499,820	442,827,059	499,076,030	480,485,570
Cash and cash equivalents	87,493,835	87,493,835	24,180,072	24,180,072
Accrued interest and principal receivable	60,550,714	60,550,714	46,992,337	46,992,337
Interest rate protection agreements	1,471,968	946,292	2,531,371	992,516
LIABILITIES:
Liabilities not Subject to Chapter 11 proceedings:
Securitized mortgage obligations:
Collateralized bond obligations-CMBS	$277,609,817	$253,768,555	$117,831,435	$105,799,081
Collateralized insured mortgage securities obligations	386,779,739	397,150,233	456,101,720	486,179,236
Collateralized mortgage obligations-originated loans	389,391,837	368,684,096	386,752,951	381,481,150
Liabilities Subject to Chapter 11 proceedings:
Variable rate secured borrowings-CMBS	758,773,098	N/A	932,236,674	N/A
Senior unsecured notes	100,000,000	84,000,000	100,000,000	62,000,000
Other financing facilities	92,799,522	N/A	92,799,522	N/A

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Subordinated CMBS

    For periods prior to the year ended December 31, 1998, the estimated fair market value of the Company's portfolio of Subordinated CMBS was based upon quotes obtained from, in most cases, the lender to which the security was pledged. The lender also quoted the related unrated bonds even though the bonds did not serve as collateral for CRIIMI MAE's obligations. The Company obtained "ask" quotes as compared to "bid" quotes because it is the owner of the securities. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the CMBS portfolio as of September 30, 1999 and December 31, 1998. As a result, the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of September 30, 1999 and December 31, 1998. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average unleveraged yield to maturity. See Note 5. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, and (ii) communications with dealers and active Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of September 30, 1999 and December 31, 1998, it has disclosed in Note 5 the range of discount rates by rating category used in determining these fair market values.

    The value of the Company's portfolio is based upon the combined yield of current treasury rates and the current spread above treasury rates that an investor would be willing to pay in a purchase transaction.

    During the nine months ended September 30, 1999, the required weighted average spread above treasury rates was substantially unchanged on a total portfolio basis. However, treasury rates increased significantly from December 31, 1998 which, when combined with the required spreads, resulted in an aggregate $58.9 million decrease in the value of the Company's portfolio of CMBS from December 31, 1998 through September 30, 1999. For the period from September 30, 1999 to November 12, 1999 treasury rates have increased. If treasury rates increase and/or spreads widen from the September 30, 1999 levels, the value of the Company's portfolio of securities would decrease.

Insured Mortgage Securities

    The fair value of the insured mortgage securities is based on quoted market prices from an investment banking institution which trades these instruments as part of its day-to-day activities.

    During the nine months ended September 30, 1999, the required weighted average spread above treasury rates for these securities was substantially unchanged on a total portfolio basis. However, treasury rates increased significantly from December 31, 1998 which, when combined with the required spreads, resulted in an aggregate $9.9 million decrease in the value of the Company's portfolio of FHA's and GNMA's from December 31, 1998 to September 30, 1999. For the period from September 30, 1999 to November 12, 1999 treasury rates have increased. If treasury rates increase and/or spreads widen from the September 30, 1999 levels, the value of the Company's portfolio of securities would decrease.

Originated Loans

    Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the portfolio. As a result, the Company calculated the estimated fair market value of its Originated Loan portfolio. The Company utilized the same discounted cash flow methodology used in determining the fair value of its Subordinated CMBS portfolio and further used cash flows projected at prepayment speeds of 0% to 14% depending upon the call protection of the loan. These cash flows were then discounted using a weighted average discount rate of approximately 9% and 8% for September 30, 1999 and December 31, 1998, respectively, which the Company believes was commensurate with the market's perception of risk and value.

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

Interest Rate Protection Agreements

    The fair value of interest rate protection agreements (used to hedge CRIIMI MAE's variable-rate debt) is the estimated amount that CRIIMI MAE would receive to terminate the agreements as of September 30, 1999 and December 31, 1998, taking into account current interest rates and the current creditworthiness of the counterparties. The amount was determined based on a quote received from the counterparty to each agreement.

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

    At September 30, 1999, CRIIMI MAE held the following securities with respect to its CMBS portfolio:

Pool (3)	Original Anticipated Unleveraged Yield to Maturity (1)		9/30/99 Anticipated Unleveraged Yield to Maturity (1)(2)

Retained Securities from CRIIMI 1996 C1 (CBO-1)	19.5%		20.7	%(5)
DLJ Mortgage Acceptance Corp. Series 1997 CF2 Tranche B-30C	8.2%		8.2%
Nomura Asset Securities Corp. Series 1998-D6 Tranche B7	12.0%		12.0%
Retained Securities from CRIIMI 1998 C1 (CBO-2)	10.3%		10.1	%(4)
Mortgage Capital Funding, Inc. Series 1998-MC1	8.9%		9.0%
Chase Commercial Mortgage Securities Series 1998-1	8.8%		8.8%
First Union/Lehman Brothers Series 1998 C2	8.9%		9.0%
Morgan Stanley Commercial Inc. Series 1998-WF2	8.5%		8.6	%(4)
Mortgage Capital Funding, Inc. Series 1998-MC2	8.7%		8.7%
Weighted Average	9.7	%(3)	10.1	%(3)

(1)
Represents the anticipated weighted average unleveraged yield over the expected average life of the Company's Subordinated CMBS portfolio as of the date of acquisition and September 30, 1999, respectively, based on management's estimate of the timing and amount of future credit losses and prepayments. As discussed in (4) below, these yields may decrease as a result of certain adversarial actions taken by the Company's lenders.

(2)
Unless otherwise noted, changes in the September 30, 1999 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions relating to mortgage collateral.

(3)
CRIIMI MAE, through CMSLP, performs servicing functions on a total CMBS pool of approximately $29.4 billion. Of the $29.4 billion of mortgage loans, approximately $260.6 million are being specially serviced as of November 1, 1999, of which approximately $121.1 million are being specially serviced due to payment default and the remainder are being specially serviced due to nonfinancial covenant default. CMSLP, to date has resolved and transferred out of special servicing approximately $422.3 million of the approximately $682.9 million that has been transferred into special servicing. Actual losses to date on mortgage loans underlying the CMBS transactions are lower than the Company's original loss estimates.

(4)
On October 6, 1998, Morgan Stanley and Co. International Limited ("Morgan Stanley") advised CRIIMI MAE that it was exercising alleged ownership rights over certain classes of CMBS it held as collateral. In the first quarter of 1999, the Company agreed to cooperate in selling two classes of investment grade CMBS issued by CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (CBO-2 BBB Bonds) and to suspend litigation with Morgan Stanley with respect to these CMBS. On March 5, 1999, the CBO-2 BBB Bonds with $205.8 million face amount and with a coupon rate of 7% were sold in a transaction that is accounted for as a financing by the Company rather than a sale. Of the $159 million in proceeds, $141.2 million was used to repay amounts due under the agreement with Morgan Stanley, and $17.8 million was paid to CRIIMI MAE. CRIIMI MAE and Morgan Stanley also agreed to a standstill period, now extended through and including November 30, 1999, regarding seven classes of subordinated CMBS known as Morgan Stanley Capital I Inc. Series 1998-WF2 (the "Wells Fargo Bonds"). At the end of this standstill period, Morgan Stanley has until December 10, 1999 to respond to the Company's complaint and resume litigation with respect to the Wells Fargo Bonds, unless the standstill period is further extended by the parties or an agreement between the parties is reached.

(5)
The increase in the anticipated yield resulted from the reallocation of CBO-1 asset basis in conjunction with the CBO-2 resecuritization.

    The aggregate investment by the underlying rating of the Subordinated CMBS is as follows:

Security Rating	Face Amount as of 9/30/99 (in millions)	Weighted Average Pass- Through Rate	Weighted Average Life (2)	Fair Value as of 9/30/99 (in millions)(1)	Range of Discount Rates Used to Calculate Fair Value (1)	Amortized Cost as of 9/30/99 (in millions)	Amortized Cost as of 12/31/98 (in millions)

A (5)	$62.6	7.0%	7 years	$54.2	9.8%	$57.3	$57.0
BBB (5)	150.6	7.0%	12 years	116.8	10.4%	127.5	126.9
BBB-(5)	115.2	7.0%	13 years	82.8	11.3%	93.3	92.8
BB+	394.6	7.0%	13 years	260.9	10.6% - 12.9%	319.7	317.9
BB	278.2	6.9%	14 years	200.7	11.2% - 13.4%	261.2	259.1
BB-	89.1	6.8%	14 years	54.4	11.7% - 14.6%	73.0	72.6
B+	128.7	6.7%	16 years	65.9	13.0% - 15.9%	93.4	93.0
B	300.2	6.6%	16 years	151.3	14.0% - 16.3%	210.4	208.9
B-	198.7	6.7%	17 years	86.5	15.2% - 19.0%	107.6	106.7
CCC	92.0	6.8%	19 years	24.0	24.0% - 29.0%	36.1	36.0
Unrated (6)	477.4	6.2%	20 years	118.5	25.0% - 30.0%	151.0	159.0

Total (3)(4)	$2,287.3	6.7%	16 years	$1,216.0		$1,530.5	$1,529.9

(1)
The estimated fair values of Subordinated CMBS represent the carrying value of these assets. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the portfolio as of September 30, 1999 and December 31, 1998. As a result, the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of September 30, 1999 and December 31, 1998. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The projected cash flows used by the Company were based upon the same collateral data used to calculate the anticipated weighted average yields to maturity. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally-available research reports and communications with dealers and active Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of September 30, 1999 and December 31, 1998, it has disclosed in the table the range of discount rates by rating category used in determining these fair market values.

  The CMBS market was adversely affected by the turmoil which occurred in the capital markets commencing in late summer of 1998 that caused spreads between CMBS yields and the yields on U.S. Treasury securities with comparable weighted average lives to widen, resulting in a decrease in the value of CMBS. As a result, the creation of new CMBS and the trading of existing CMBS came to a near standstill. In late November 1998, buying and trading activity in the CMBS market began to recover, increasing liquidity in the CMBS market; however, these improvements mostly related to investment grade CMBS. New issuances of CMBS also returned in late November 1998 and have continued throughout 1999. The market for Subordinated CMBS issuances has, however, been slower to recover. It is difficult, if not impossible, to predict when or if the CMBS market and, in particular, the Subordinated CMBS market, will fully recover. Even if the market for Subordinated CMBS fully recovers, the liquidity of such market has historically been limited. Additionally, during adverse market conditions, the liquidity of such market has been severely limited. Therefore management's estimate of the value of its securities could vary significantly from the value that could be realized in a current transaction between a willing buyer and a willing seller in other than a forced sale or liquidation.

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

(6)
The unrated bond from CBO-1 experienced an approximately $737,000 principal write down due to a loss on the foreclosure of an underlying loan. Management believes that the current loss estimates used to recognize income related to this bond remain adequate to cover losses.

    As of September 30, 1999 and December 31, 1998, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and at the locations identified below:

Property Type	September 30, 1999 Percentage(1)	December 31, 1998 Percentage(1)	Geographic Location(2)	September 30, 1999 Percentage(1)	December 31, 1998 Percentage(1)

Multifamily	32%	31%	California	17%	16%
Retail	29%	28%	Texas	14%	12%
Office	12%	15%	Florida	8%	7%
Hotel	14%	13%	Other(3)	61%	65%
Other	13%	13%	Total	100%	100%

Total	100%	100%

(1)
Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)
No significant concentration by region.

(3)
No other individual state makes up more than 5% of the total.

    The Subordinated CMBS tranches owned by CRIIMI MAE provide credit support to the more senior tranches of the related commercial mortgage securitizations. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranche having a priority right to cash flow. Then, any remaining cash flow is generally allocated among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the subordinate tranche will bear this loss first. To the extent there are losses in excess of the most subordinate tranche's stated right to principal and interest, then the remaining tranches will bear such losses in order of their relative subordination.

    The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in GAAP income recognition which is greater than or less than cash received. For the three and nine months ended September 30, 1999, the amount of income recognized in excess of cash received due to the effective interest rate method was approximately $393,000 and approximately $728,000, respectively. For the three and nine months ended September 30,1998, the amount of income recognized (less than) or in excess of cash due to the effective interest rate method was approximately $(494,000) and approximately $1.7 million, respectively.

    Since the Petition Date, CRIIMI MAE and certain secured creditors have disagreed about the effect of the stay provisions of the Bankruptcy Code on such secured lenders and the subject assets. A summary of material litigation, and agreements that have been reached with certain creditors, is disclosed in Note 16 Litigation—Bankruptcy Related Litigation. In addition, the Company has been in discussions with certain other creditors not in litigation with the Company. See Note 16 Litigation—Arrangements with Other Creditors.

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

    CRIIMI MAE and Morgan Stanley also agreed to an extended standstill period through and including November 30, 1999 regarding seven classes of Subordinated CMBS known as Morgan Stanley Capital I, Inc. Series 1998-WF2. At the end of this standstill period, Morgan Stanley has until December 10, 1999 to respond to the Company's complaint and resume litigation with respect to such bonds, unless the standstill period is further extended by the parties or an agreement is reached between the parties.

    The Company's CMBS portfolio currently generates monthly cash flow. As of September 30, 1999 and December 31, 1998, certain lenders have withheld payment to CRIIMI MAE of approximately $22.2 million and $8.3 million, respectively, with respect to its CMBS portfolio (excluding those securities that are match-funded). (Refer to Note 6 for payments due the Company in connection with CMO-IV). The realizeability of these receivables is uncertain and is dependent upon reaching successful agreements with the Company's lenders that do not result in the loss of any collateral. A loss could occur if the lender fails to remit interest payments to the Company. Furthermore, it is possible that CRIIMI MAE may have to record impairment losses as a result of future adverse actions taken against CRIIMI MAE by its lenders.

    CMSLP did not file for protection under Chapter 11. However, because of the related party nature of its relationship with CRIIMI MAE, CMSLP has been under a high degree of scrutiny from servicing rating agencies. As a result of CRIIMI MAE's Chapter 11 filing, CMSLP was declared in default under certain credit agreements with First Union National Bank ("First Union"). In order to repay all such credit agreement obligations and to increase its liquidity, CMSLP arranged for ORIX Real Estate Capital Markets, LLC ("ORIX") formerly known as Banc One Mortgage Capital Markets, LLC to succeed it as master servicer on two commercial mortgage pools on October 30, 1998. In addition, in order to allay rating agency concerns stemming from CRIIMI MAE's Chapter 11 filing, in November 1998, CRIIMI MAE designated ORIX as special servicer on 33 separate CMBS securitizations totaling approximately $29 billion, subject to certain requirements contained in the respective servicing agreements. CMSLP will continue to perform special servicing as sub-servicer for ORIX on all but five of these securitizations. CRIIMI MAE remains the owner of the lowest rated tranche of the related Subordinated CMBS and, as such, retains rights pertaining to ownership, including the right to replace the special servicer. CMSLP lost the right to specially service the DLJ MAC 95 CF-2 securitization when the majority holder of the lowest rated tranches replaced CMSLP as special servicer.

6. LOAN ORIGINATION PROGRAM

    Prior to the Petition Date, the Company originated mortgage loans principally through mortgage loan conduit programs with major financial institutions for the primary purpose of pooling such loans for securitization.

    In June 1998, the Company securitized $496 million face amount of commercial mortgage loans (a majority of which were no lock) originated or acquired through the mortgage loan conduit program with Citicorp Real Estate, Inc., and through CRIIMI MAE CMBS Corp., issued Commercial Mortgage Loan Trust Certificates, Series 1998-1 ("CMO-IV"). The original basis of the loans on the balance sheet includes approximately $8 million of deferred loan and securitization costs that are amortized over the life of the securitization and recognized against income using the effective interest rate method.

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

    On April 5, 1999, the Company finalized an agreement by which, Salomon Smith Barney, in cooperation with CRIIMI MAE, agreed to sell two classes of investment grade CMBS from CMO-IV with a face amount of $45.9 million and an average coupon rate of 6.96% constituting a portion of the collateral security advances under financing agreements with Citicorp. CRIIMI MAE would retain the right to call each CMBS when the principal balance amortizes to 15% of its original face balance. The 15% call option would prevent CRIIMI MAE from surrendering control of the assets pursuant to the requirements of FAS 125 and thus the transaction would be accounted for as a financing and not a sale. A minimum sales price was established in order to sell the bonds. Gross proceeds from the sale would be used to pay off $39.6 million of secured debt, certain costs, and the remainder, if any, remitted to CRIIMI MAE. This would result in CRIIMI MAE recognizing fixed-rate debt for these bonds, when sold, in the amount of the gross proceeds received. In May 1999, the Company sold $20 million face amount of investment grade securities, with a coupon rate of 6.859% from CMO-IV in accordance with the agreement noted above. Accordingly, the proceeds from the sale of these CMBS securities were used to pay off a portion of the secured debt owed under the Citicorp financing agreements and the Company recognized fixed rate debt in the amount of gross proceeds received. The variable-rate secured borrowings associated with these investment grade securities were proportionally reduced (approximately $17 million) on the balance sheet to reflect the partial sale. The remaining $25.9 million face amount of the investment grade securities were sold on October 8, 1999 and therefore the transaction will be reflected in the fourth quarter as described above.

    Although CMO-IV is accounted for as a financing, economically, the Company currently generates monthly cash flow from the subordinated CMBS tranches created in the transaction. As of September 30, 1999 and December 31, 1998, payments of approximately $10.5 million and $2.7 million, respectively, were withheld by certain lenders, with respect to certain tranches of CMO-IV.

    As of September 30, 1999 and December 31, 1998, the originated loans were secured by properties of the types and at the locations identified below:

Property Type	September 30, 1999 Percentage(1)	December 31, 1998 Percentage(1)	Geographic Location(2)	September 30, 1999 Percentage(1)	December 31, 1998 Percentage(1)

Multifamily	38%	38%	Michigan	20%	20%
Hotel	26%	26%	Texas	8%	8%
Retail	20%	20%	Illinois	7%	7%
Office	11%	11%	California	6%	6%
Other	5%	5%	Maryland	6%	6%
Total	100%	100%	Connecticut	6%	6%

			Florida	5%	5%
			Other(3)	42%	42%
			Total	100%	100%

(1)
Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)
No significant concentration by region.

(3)
No other individual state makes up more than 5% of the total.

CRIIMI MAE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Descriptions of the originated loans categorized by unpaid principal balances as of September 30, 1999, are as follows:

	As of September 30, 1999
Unpaid Principal Balance (2)	Number of Loans(3)		Face Value(1)(4)	Weighted Average Effective Interest Rate	Weighted Average Remaining Term

$ 0-$ 4.99 million	93		$220,923,298	7.48%	8.9 years
$ 51$ 9.99 million	22		160,401,316	7.35%	9.2 years
$10-$14.99 million	6		76,187,675	7.15%	9.1 years
$15-$20 million	1		17,116,431	7.15%	10.2 years

	122	(5)	$474,628,720	7.37%	9.0 years

(1)
All originated loans are collateralized by first or second liens on multifamily, hotel, retail, office or other commercial properties. Approximately 79% of the loans originally included in the securitization are No-Lock loans.

(2)
The carrying amount of the originated loans of $481,499,820 is comprised of $474,628,720 face amount of loans plus $6,871,100 of deferred loan costs.

(3)
During the nine months ended September 30, 1999, there were four prepayments in CMO-IV. These prepayments generated net proceeds of approximately $10.6 million and resulted in a net financial statement gain of approximately $234,800, which is included in gain on originated loan dispositions on the accompanying consolidated statement of income for the nine months ended September 30, 1999. One prepayment was a partial prepayment involving one property of a multiple property loan.

(4)
The fair value of the originated loans at September 30, 1999 was $442,827,059.

(5)
Several loans in CMO-IV are collateralized by multiple properties. The table reflects actual number of loans.

    Descriptions of the originated loans categorized by unpaid principal balances as of December 31, 1998, are as follows:

	As of December 31, 1998
Unpaid Principal Balance	Number of Loans (2)	Face Value(1)	Weighted Average Effective Interest Rate	Weighted Average Remaining Term

$ 0-$ 4.99 million	96	$233,603,377	7.45%	9.6 years
$ 5-$ 9.99 million	22	163,154,496	7.35%	9.9 years
$10-$14.99 million	6	77,291,024	7.15%	9.9 years
$15-$20 million	1	17,242,738	7.15%	10.9 years

	125	$491,291,635	7.38%	9.8 years

(1)
The fair value of the originated loans at December 31, 1998 was $480,485,570.

(2)
Several loans in CMO-IV are collateralized by multiple properties. The table reflects the actual number of loans.

    At the time it filed for bankruptcy, the Company had a second mortgage loan conduit program with Citicorp Real Estate, Inc. (the "Citibank Program") and a loan conduit program with Prudential Securities Incorporated and Prudential Securities Credit Corporation (the "Prudential Program") (together the "Programs").

    The agreements for both Programs provided that during the warehouse period, the respective financial institution would fund and originate in its name all mortgage loans under the Program, and CRIIMI MAE would deposit a portion of each loan amount in a reserve account. In both facilities, the respective financial institution is responsible for executing an interest rate hedging strategy.

    The Citibank Program provided for CRIIMI MAE to pay to Citibank the face value of the loans originated through the Program, which were funded by Citibank and not otherwise securitized, plus or minus any hedging loss or gain on December 31, 1998. To secure this obligation, CRIIMI MAE was required to deposit a portion of the principal amount of each originated loan in a reserve account.

    Under the Prudential Program, the Company had an option to pay to Prudential the face value plus or minus any hedging loss or gain, at the earlier of June 30, 1999, or the date by which a stated quantity of loans for securitization has been made. Under the Prudential Program, the Company was required to fund a reserve account, which was approximately $2 million. Since CRIIMI MAE was unable to exercise its option, the Company has forfeited the amount of the reserve account.

    On October 5, 1998, Citibank sent the Company a letter alleging that the Company was in default under the Citibank Program and that it was terminating the Citibank Program. The Company and Citibank negotiated a Stipulation and Consent Order (the "Order"), entered by the Bankruptcy Court on April 5, 1999, regarding the Citibank Program. The Order provided that Citibank would, with CRIIMI MAE's cooperation, sell the loans originated under the Citibank Program provided that the sale results in CRIIMI MAE receiving minimum net proceeds of not less than $3.5 million, after satisfying certain amounts due to Citibank under the Citibank Program from the amount held in the reserve account. The minimum net proceeds provision could be waived by written agreement of the Company, the Official Committee of Unsecured Creditors in the Company's Chapter 11 case (the "Unsecured Committee") and the Official Committee of Equity Security Holders in the Company's Chapter 11 case (the "Equity Committee"). CRIIMI MAE is still in discussions with Prudential to sell the loan originated under the Prudential Program. There can be no assurance that an agreement will be reached with Prudential or, if reached, that such agreement would be approved by the Bankruptcy Court.

    On August 5, 1999, all but three of the commercial loans originated under the Citibank Program in 1998, were sold for gross proceeds of approximately $308 million. The loans sold had an aggregate unpaid principal balance of $339 million. As a result of the valuation received in the sale, the Company recorded an additional $10.9 million unrealized loss in the second quarter bringing its unrealized losses through June 30, 1999 to $35.3 million. The unrealized losses recorded as of June 30, 1999 also included an estimate of losses (approximately $2 million) related to the three loans (unpaid principal balance of $32.7 million) not sold. On September 16, 1999, the remaining three loans were sold resulting in approximately $1.1 million in additional losses recognized in the third quarter of 1999 due to a decrease in the actual proceeds received as compared to the estimated proceeds anticipated at June 30, 1999. Therefore, the total realized loss for the transaction was approximately $36.3 million. Prior to the actual sale of these loans the Company had recorded its unrealized losses based on pricing data received from Citibank. In the case of each sale of the commercial loans, the minimum net proceeds provision was waived by agreement of the Company, the Unsecured Committee and the Equity Committee. For income tax purposes, the entire loss of $36.3 million was recorded as a realized loss on the loan sale dates in the third quarter of 1999. (See also Footnote 8 regarding the impact of this transaction on tax basis income).

7. INSURED MORTGAGE SECURITIES

    CRIIMI MAE's consolidated portfolio of mortgage securities is comprised of FHA-Insured Certificates and GNMA Mortgage-Backed Securities. Additionally, mortgage securities include Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by GNMA Mortgage-Backed Securities, as discussed below. As of September 30, 1999, approximately 15% of CRIIMI MAE's investment in mortgage securities were FHA-Insured Certificates and 85% were GNMA Mortgage-Backed Securities (including certificates which collateralize Freddie Mac participation certificates). FHA-Insured Certificates and GNMA Mortgage-Backed Securities are collectively referred to herein as "mortgage securities."

    CRIIMI MAE owns the following mortgages directly or indirectly through its wholly-owned subsidiaries:

	As of September 30, 1999
	Number of Mortgage Securities	Fair Value(1)	Amortized Cost	Weighted Average Effective Interest Rate		Weighted Average Remaining Term

CRIIMI MAE	1	$5,384,050	$5,436,285	8.00%		35 years
CRIIMI MAE Financial Corporation(2)	36	125,760,742	126,897,710	8.40%		29 years
CRIIMI MAE Financial Corporation II(2)	52	216,576,818	220,420,229	7.21%		27 years
CRIIMI MAE Financial Corporation III(2)	23	62,635,289	63,098,870	7.85%		29 years

	112	$410,356,899	$415,853,094	7.68%	(3)	28 years	(3)

	As of December 31, 1998
	Number of Mortgage Securities	Fair Value(1)	Amortized Cost	Weighted Average Effective Interest Rate		Weighted Average Remaining Term

CRIIMI MAE	1	$5,511,707	$5,455,114	8.00%		36 years
CRIIMI MAE Financial Corporation	40	161,382,142	158,832,182	8.26%		30 years
CRIIMI MAE Financial Corporation II	55	232,560,966	231,973,794	7.18%		28 years
CRIIMI MAE Financial Corporation III	27	88,640,406	87,376,578	8.00%		30 years

	123	$488,095,221	$483,637,668	7.69%	(3)	29 years	(3)

(1)
See Note 4 for discussion of fair value methodology.

(2)
During the nine months ended September 30, 1999, there were 11 prepayments of mortgage securities held by CRIIMI MAE's financing subsidiaries. These prepayments generated net proceeds of approximately $66.4 million and resulted in net financial statement gains of approximately $1.9 million, which are included in gains on mortgage securities dispositions on the accompanying consolidated statement of income for the nine months ended September 30, 1999.

(3)
Weighted Average was computed using total amortized cost of the mortgage securities.

    As a result of the CBO-2 transaction (see Note 5), the Company, in accordance with GAAP, no longer classifies its mortgage securities as Held to Maturity. The Company's mortgage securities are now classified as Available for Sale. As a result, the Company now carries its mortgage securities at fair value. The difference between the amortized cost and the fair value of mortgage assets recorded at fair value represents the net unrealized gains on those mortgage securities, which is reported as a separate component of shareholders' equity as of September 30, 1999 and December 31, 1998.

8. RECONCILIATION OF FINANCIAL STATEMENT NET (LOSS) INCOME TO TAX BASIS INCOME

    Reconciliations of the financial statement net (loss) income to the tax basis income for the three and nine months ended September 30, 1999 and 1998, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	1999	1998	1999	1998

Consolidated financial statement
Net income (loss)	$9,500,470	$(6,709,002)	$23,666,715	$52,530,809
Gain on sale of collateralized bond obligation	—	340,281	—	(28,800,408)
Reamortization of Subordinated CMBS	13,546,678	13,515,127	42,115,397	24,831,302
Interest expense adjustments for collateralized bond obligation	(8,784,667)	(8,873,340)	(26,275,845)	(13,901,373)
Amortization and other interest expense adjustments	241,245	(451,070)	(1,651,960)	(1,281,602)
Equity in earnings from investments	524,199	1,662,382	2,280,462	5,085,122
Net gains on mortgage security dispositions	52,999	255,850	434,730	465,832
Gain on originated loan disposition	39,927	—	157,453	—
Amortization of assets acquired in the Merger	719,394	719,394	2,158,182	2,158,182
Unrealized loss on reverse repurchase obligation	—	4,091,346	—	4,091,346
Loss on warehouse obligation (1)	(35,253,668)	17,630,390	(28,328,173)	17,630,390
Loss on property foreclosure	(319,104)	—	(319,104)	—
Reorganization items	3,364,103	—	3,660,299	—
Capital gain on installment note	—	(331,831)	—	—
Other	(17,494)	(6,209)	(49,529)	(33,351)

Tax basis (loss) income	$(16,385,918)	$21,843,318	$17,848,627	$62,776,249

Dividends accrued or paid on preferred shares	(1,400,298)	(1,942,377)	(4,182,792)	(5,499,881)

Tax basis (loss) income available to common Shareholders	$(17,786,216)	$19,900,941	$13,665,835	$57,276,368

Tax basis (loss) income per share	$(0.33)	$0.41	$0.26	$1.22

Tax basis shares outstanding	53,553,161	48,504,819	53,553,161	46,919,645

(1)
The Company recorded a realized tax loss in the third quarter of approximately $36.3 million related to the sale of the loans in its Citibank Program (See note 6).

    Differences between financial statement net income and the tax basis income available to common shareholders principally relate to differences in the methods of accounting for Subordinated CMBS (see also Note 5), timing and/or deductibility of estimated reorganization costs, loss on warehouse obligation, amortization of certain deferred costs and amortization of the assets acquired in the merger of the CRI Mortgage Businesses.

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

    The following table summarizes CRIIMI MAE's debt outstanding as of September 30, 1999 and December 31, 1998:

		Nine months ended September 30, 1999				Year ended December 31, 1998
Type of Debt	Balance at Quarter End	Eff. Rate at Qtr. End	Average Balance	Average Eff. Rate	Stated Maturity Date (9)	Balance at Year End	Eff. Rate at Year End	Average Balance	Average Eff. Rate
Securitized Mortgage Obligations:
FHLMC Funding Note (1)	$209,683,585	7.4%	$213,051,505	7.4%	Sept 2031	$220,822,380	7.4%	$229,137,117	7.4%
FNMA Funding Note (2)	60,933,619	7.4%	67,172,867	7.4%	March 2035	84,750,764	7.3%	119,316,182	7.3%
CMO (3)	116,162,535	7.4%	132,695,122	7.4%	Jan 2033	150,528,576	7.4%	166,408,357	7.4%
CMO-Loan Originations (6)	389,391,837	6.5%	386,471,882	6.5%	Oct 2001- May 2008	386,752,951	6.5%	222,114,163	6.5%
Subordinated CMBS (7)	277,609,817	8.8%	225,493,360	8.5%	Nov 2006- Nov 2012	117,831,435(4)	7.7%	122,861,289	7.6%
Variable-Rate Secured borrowings - Subordinated CMBS (8)	758,773,098	6.6%	794,646,142	6.2%	April 1999- Sept 2000	932,236,674	7.2%	802,562,377	6.8%
Bank term loans	3,050,000	6.8%	3,050,000	6.6%	Dec 1998	3,050,000(5)	1.8%	3,000,238	3.9%
Working capital line of credit	40,000,000	7.1%	40,000,000	6.9%	Dec 1998	40,000,000	7.2%	21,918,727	7.3%
Bridge Loan	49,749,522	7.6%	49,749,522	7.3%	Feb 1999	49,749,522	7.8%	19,765,489	7.7%
Senior unsecured notes	100,000,000	9.1%	100,000,000	9.1%	Dec 2002	100,000,000	9.1%	99,902,312	9.1%

Total	$2,005,354,013					$2,085,722,302

(1)
As of September 30, 1999 and December 31, 1998, the face amount of the note was $217,512,170 and $229,005,558, respectively, with unamortized discount of $7,828,585 and $8,183,178, respectively. During the nine months ended September 30, 1999 and 1998, discount amortization of $354,593 and $301,903, respectively, was recorded as interest expense.
(2)
As of September 30, 1999 and December 31, 1998, the face amount of the note was $62,513,445 and $86,620,792, respectively, with unamortized discount of $1,579,826 and $1,870,028, respectively. During the nine months ended September 30, 1999 and 1998, discount amortization of $290,202 and $287,288 respectively, was recorded as interest expense.
(3)
As of September 30, 1999 and December 31, 1998, the face amount of the note was $119,832,817 and $154,840,829, respectively, with unamortized discount of $3,670,282 and $4,312,253, respectively. During the nine months ended September 30, 1999 and 1998, discount amortization of $641,971 and $321,231, respectively, was recorded as interest expense.
(4)
Balance represents face amount of notes, as the issuance did not include any bond discount.
(5)
The effective interest rate as of December 31, 1998 includes the impact of a rate reduction agreement which was in place from July 1995 through December 31, 1998, providing for a reduction in the rate on a portion of the loans based on balances maintained at the bank. The effective interest rate as of September 30, 1999 does not include the impact of the rate reduction agreement due to the Company's Chapter 11 filing.
(6)
As of September 30, 1999 and December 31, 1998, the face amount of the debt was $396,200,449 and $392,752,908 with unamortized discount of $6,808,613 and $5,999,957, respectively. During the nine months ended September 30, 1999 and 1998, discount amortization of $1,060,484 and $334,505, respectively, was recorded in interest expense.
(7)
As of September 30, 1999 and December 31, 1998, the face amount of the debt was $328,446,000 and $122,612,000 with an unamortized discount of $50,836,183 and $4,780,565, respectively. During the nine months ended September 30, 1999 and 1998, discount amortization of $1,269,175 and $96,396, respectively, was recorded in interest expense.

Collateralized Bond Obligations—CMBS

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

Collateralized Mortgage Obligations—Originated Loans

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

    The securities were issued at a discount of approximately $6.6 million. Such discount, as well as approximately $6.7 million of deferred costs and securitization transaction costs are amortized on a level yield basis over the expected life of the related security. The securities not sold to third parties were partially financed with secured borrowings. The lending agreements are secured by certain of the CMO—IV securities retained by CRIIMI MAE with an aggregate fair value of approximately $67.4 million as of September 30, 1999.

    On April 5, 1999, the Company finalized an agreement by which, Salomon Smith Barney, in cooperation with CRIIMI MAE, agreed to sell two classes of investment grade CMBS from CMO-IV (face amount of $45.9 million) constituting a portion of the collateral security advances under the Citicorp financing agreement. This transaction would be accounted for as a financing and not a sale (See Note 6). This would result in the Company recognizing a fixed-rate liability for these bonds, when sold, in the amount of gross proceeds. In May 1999, the Company sold approximately $20 million face amount of investment grade securities, with a coupon rate of 6.859% from CMO-IV in accordance with the agreement. The variable-rate secured borrowings associated with these investment grade securities were proportionally reduced (approximately $17 million) on the balance sheet to reflect the partial sale. The remaining $25.9 million face amount of the investment grade securities were sold on October 8, 1999 and therefore the transaction will be reflected in the fourth quarter as described above.

Variable Rate Secured Borrowings—CMBS

    As previously discussed, when CRIIMI MAE purchased Subordinated CMBS, it initially financed (generally through secured borrowings) a portion of the purchase price of the Subordinated CMBS. These secured borrowings were either provided by the issuer of the CMBS pool or through master secured borrowing agreements, as discussed below. As of September 30, 1999, the secured borrowings on Subordinated CMBS have interest rates that are generally based on the one-month London Interbank Offered Rate (LIBOR), plus a spread ranging from 0.5% to 1.5%. Due to the Chapter 11 filing and the automatic stay provisions granted under the Bankruptcy Code, the actual maturity date is undeterminable for facilities that have expired or will expire in 1999 per the stated maturities.

    As discussed above, on March 5, 1999, the CBO-2 BBB Bonds were sold in a transaction that was accounted for a financing rather than a sale. Of the $159.0 million of net sale proceeds, $141.2 million was used to repay variable rate secured borrowings.

    As discussed above, in May 1999, a portion of the CMO-IV CMBS were sold in a transaction that was accounted for as a financing rather than a sale. The variable-rate secured borrowings were proportionally reduced on the balance sheet to reflect the partial sale. The remaining portion of the bonds were sold on October 8, 1999 and therefore, the remainder of the variable-rate secured borrowings will be paid down in the fourth quarter of 1999.

    The secured borrowing agreements are secured by certain rated CMBS security tranches with an aggregate fair value of approximately $814 million as of September 30, 1999 and $1.1 billion as of December 31, 1998. CRIIMI MAE's short-term variable rate financing facilities require that the value of the collateral securing the facilities meet a minimum loan-to-value ratio. If the value of the collateral is perceived such that the minimum loan-to-value ratio is not met, then the lender may require the Company to post cash or additional collateral with sufficient value to cure the perceived value deficiency. At September 30, 1999, CRIIMI MAE had secured borrowing agreements with German American Capital Corporation, Lehman ALI, Inc. First Union National Bank of North Carolina, Morgan Stanley, Merrill Lynch and Citicorp Securities, Inc. ("Citicorp"). These secured borrowing agreements qualify as financings under FAS 125 because CRIIMI MAE is required to purchase the same securities collateralizing the borrowing before their maturity. Citicorp and Morgan Stanley have each taken the position that CMBS that were pledged to them by the Company were instead sold to them by the Company because the transactions between the parties were documented using Bond Market Association Master Repurchase Agreement forms. The Company disputes the positions of both Citicorp and Morgan Stanley and has filed two complaints contesting their claims of ownership. If, however, Citicorp and Morgan Stanley prevail, the portfolio value of the Company's owned securities would decrease by the amount of bonds that are deemed to have been sold to Citicorp or Morgan Stanley and the corresponding obligations would also decrease. (See Note 16).

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

Bank Term Loans

    In connection with the Merger, CM Management assumed certain debt of certain mortgage businesses affiliated with C.R.I., Inc. in the principal amount of $9.1 million (the "Bank Term Loan"). The Bank Term Loan is secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and is guaranteed by CRIIMI MAE. The loan required quarterly principal payments of $650,000 and matured on December 31, 1998. The amount outstanding as of September 30, 1999 and December 31, 1998 was $1.3 million. Interest on the loan is based on CRIIMI MAE's choice of one, two or three-month LIBOR, plus a spread of 1.25%.

    In addition, in connection with the Real Estate Owned Property, a wholly-owned subsidiary has a loan secured by the Real Estate Owned Property and guaranteed by CRIIMI MAE. The loan requires monthly interest payments and a balloon principal payment at maturity. The loan was made January 22, 1998 and matured on August 1, 1999. The Company received a default notice on August 3, 1999 from Citicorp. The amount outstanding as of September 30, 1999 and December 31, 1998 was $1.75 million. Interest on the loan is based on LIBOR, plus a spread of 1.5%. Currently, negotiations to sell the property to a third party are taking place. Amounts received by any such sale will be used to pay off the outstanding loan balance and the remaining proceeds will be retained by the Company.

Working Capital Line of Credit

    In late 1996, CRIIMI MAE entered into an unsecured working capital line of credit provided by two lenders which provided for up to $40 million in borrowings. The credit facility matured on December 31, 1998. Outstanding borrowings under this line of credit are based on interest at one-month LIBOR, plus a spread of 1.75%. As of September 30, 1999 and December 31, 1998, $40 million in borrowings were outstanding under this facility.

Bridge Loan

    In August 1998, CRIIMI MAE entered into a bridge loan for $50 million provided by a lender. The total unpaid principal balance and accrued interest was due in February 1999. Outstanding borrowings under this facility are based on interest at one-month LIBOR, plus a spread of 2.25%. As of September 30, 1999 and December 31, 1998, approximately $50 million in borrowings was outstanding under this loan.

Other Debt Related Information

    Changes in interest rates have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 58% of CRIIMI MAE's consolidated debt as of September 30, 1999. Fluctuations in interest rates will continue to impact the value of CRIIMI MAE's mortgage assets which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the variable-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining variable-rate debt. When CRIIMI MAE's interest rate cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any variable-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. Furthermore, CRIIMI MAE has interest rate risk to the extent that the LIBOR interest rate increases between the current rate and the cap rate. However, CRIIMI MAE's investment policy requires that at least 75% of variable-rate debt be hedged. As of September 30, 1999, 91% of CRIIMI MAE's variable-rate debt is hedged.

    For the nine months ended September 30, 1999, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts and deferred financing fees of approximately $6.7 million, was approximately 7.39%. As of September 30, 1999, CRIIMI MAE's debt-to-equity ratio was approximately 7.7 to 1.0 and CRIIMI MAE's non-match-funded debt-to-equity ratio was approximately 3.7 to 1.0. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0, among other requirements.

10. INTEREST RATE PROTECTION AGREEMENTS

    CRIIMI MAE has entered into interest rate protection agreements to partially limit the adverse effects of rising interest rates on its variable-rate borrowings. Interest rate caps ("caps"), as shown below, provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. All of the caps qualify for hedge accounting treatment. The related cost, as well as gains or losses on terminated positions, are deferred as a component of the related debt. At September 30, 1999, CRIIMI MAE held caps with a notional amount of $775 million to hedge $775 million of the Company's variable rate debt.

Notional Amount		Effective Date	Maturity Date (2)	Cap (2)	Index

$100,000,000		April 8, 1997	April 10, 2000	6.6875%	1M LIBOR
100,000,000		September 22, 1997	September 22, 2000	6.6563%	1M LIBOR
100,000,000		December 7, 1997	November 7, 2000	6.6563%	1M LIBOR
50,000,000		December 23, 1997	December 23, 2000	6.9688%	1M LIBOR
100,000,000		March 11, 1998	March 10, 2001	6.6875%	1M LIBOR
100,000,000		March 31, 1998	March 31, 2001	6.6875%	1M LIBOR
100,000,000		June 4, 1998	June 4, 2001	6.6563%	1M LIBOR
100,000,000		June 26, 1998	June 26, 2001	6.6563%	1M LIBOR
25,000,000		September 6, 1998	August 6, 2001	6.6523%	1M LIBOR

$775,000,000	(1)

(1)
CRIIMI MAE's designated interest rate protection agreements hedge CRIIMI MAE's variable-rate borrowing costs.
(2)
The weighted average strike price is approximately 6.7% and the weighted average remaining term for these interest rate cap agreements is approximately 1.3 years.

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

11. COMMON STOCK

Stock Purchase Plan

    In December 1997, CRIIMI MAE registered with the Securities and Exchange Commission up to 3 million shares of CRIIMI MAE common stock ("Common Shares") in connection with a then new Dividend Reinvestment and Stock Purchase Plan (the "DRSPP"). Subsequently, in May 1998, the shareholders approved the issuance of up to 4.7 million common shares in connection with the DRSPP. The DRSPP allows investors the opportunity to purchase additional CRIIMI MAE Common Shares through the reinvestment of CRIIMI MAE's dividends, optional cash payments and initial cash investments.

    In October 1998, due to the filing under Chapter 11, the Company suspended the initial cash investment and optional cash payment features of the DRSPP until further notice.

Dividends

    During the pendency of the bankruptcy proceedings, the Company is prohibited from paying cash dividends without first obtaining Bankruptcy Court approval. (See Note 1-Effect of Chapter 11 Filing on REIT Status and other Tax Matters).

12. PREFERRED STOCK

    CRIIMI MAE's charter authorizes the issuance of up to 25,000,000 shares of preferred stock, of which 150,000 shares have been designated as Series A Cumulative Convertible Preferred Shares, 3,000,000 shares have been designated as Series B Cumulative Convertible Preferred Shares, 300,000 shares have been designated as Series C Cumulative Convertible Preferred Shares, 300,000 shares have been designated as Series D Cumulative Convertible Preferred Shares and 1,610,000 shares have been designated as Series F Redeemable Cumulative Dividend Preferred Stock as of September 30, 1999.

Series B Cumulative Convertible Preferred Stock

    In August 1996, CRIIMI MAE completed a public offering of 2,415,000 shares of Series B Cumulative Convertible Preferred Shares, with a par value of $0.01 per share (the "Series B Preferred Shares"), at an aggregate offering price of $60,375,000. The Series B Preferred Shares pay a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $0.30, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 2.2844 times one plus a conversion premium of 3%, subject to adjustment upon the occurrence of certain events. The Series B Preferred Shares are (i) convertible at the option of the holders and (ii) subject to redemption at CRIIMI MAE's sole discretion after the tenth anniversary of issuance. Each Series B Preferred Share is convertible into 2.2844 shares of common stock, subject to adjustment upon the occurrence of certain events. The liquidation preference and the redemption price on the Series B Preferred Shares equals $25 per share, together with accrued but unpaid dividends. There were 1,593,982 Series B Preferred Shares outstanding as of September 30, 1999. Dividends accrued on Series B Preferred Shares totaled $4,335,631 as of September 30, 1999 (of which, $3,251,723 was accrued for the first three quarters of 1999 and $1,083,908 was accrued for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing).

Series C Cumulative Convertible Preferred Stock

    In March 1997, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company has the right to sell, and such investor is obligated to purchase, up to 300,000 shares of Series C Cumulative Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Shares"), through June 1998 at a price of $100 per share. The Series C Cumulative Convertible Preferred stock pays a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such quarterly dividend payment. The Series C Preferred Shares are convertible into shares of common stock at the option of the holders and is subject to redemption by CRIIMI MAE. The outstanding Series C Preferred Shares are subject to mandatory conversion into common shares on February 23, 2000. Each Series C Preferred Share is convertible into common shares based on the following formula: the numerator is $100 and the denominator is a closing trade price within the conversion period on the average of the closing trade price or the applicable twenty-one day period immediately preceding the date of delivery, whichever is mutually acceptable. The liquidation preference and redemption price on the Series C Preferred Shares equals $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon. On September 23, 1997, 150,000 shares were issued under this agreement, resulting in net proceeds of approximately $15 million. On February 23, 1998, another 150,000 Series C Preferred Shares were issued under this agreement, resulting in net proceeds of approximately $15 million. These proceeds were used to fund purchases of Subordinated CMBS. During the nine months ended September 30, 1999, 20,000 Series C Preferred Shares were converted into 653,061 common shares, resulting in 103,000 Series C Preferred Shares outstanding at September 30, 1999. Dividends accrued on Series C Preferred Shares as of September 30, 1999 totaled $743,353 (of which $484,214 was accrued for the first three quarters of 1999 and $259,139 for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing).

Series D Cumulative Convertible Preferred Stock

    In July 1998, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company had the right to sell, and such investor was obligated to purchase, up to 300,000 shares of Cumulative Convertible Preferred Stock par value $.01 per share (the "Series D Preferred Shares") at price of $100 per share. The Series D Cumulative Convertible Preferred Stock pays a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such quarterly dividend payment. The Series D Preferred Shares are convertible into shares of common stock at the option of the holders and is subject to redemption by CRIIMI MAE. The outstanding Series D Preferred Shares are subject to mandatory conversion into common shares on July 31, 2000. Each Series D Preferred Share is convertible into common shares based on the following formula: the numerator is $100 and the denominator is a closing trade price within the conversion period on the average of the closing trade price or the applicable twenty-one day period immediately preceding the date of delivery, whichever is mutually acceptable. The liquidation preference and redemption price on the Series D Preferred Shares equals $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon. On July 31, 1998, 100,000 Series D Preferred Shares were issued under this agreement, resulting in net proceeds of approximately $10 million. There were no shares converted to common shares during the first three quarters of 1999, resulting in 100,000 shares outstanding at September 30, 1999. Dividends accrued on Series D Preferred Shares totaled $601,787 as of September 30, 1999 (of which, $446,856 was accrued for the first three quarters of 1999 and $154,931 for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing).

Series F Redeemable Cumulative Dividend Preferred Stock

    On September 14, 1999, the Company declared a dividend for common shareholders of record as of October 20, 1999, which was paid on November 5, 1999 in shares of Series F Redeemable Cumulative Dividend Preferred Stock (convertible during the period of ten (10) Business Days after the fifth Business Day after the Initial Issue Date and during the period of ten (10) Business Days ending ninety (90) calendar days after the Initial Issue Date or the first Business Day thereafter) ("Series F Preferred Shares"). The Series F Preferred Shares were approved for listing on the New York Stock Exchange and trades with the symbol CMM-PrF, with a par value of $.01 and a face value of $10.

    Holders of record of each share of CRIIMI MAE common stock who maintained ownership of their common stock through November 5, 1999, received 3/100ths of a share of the new Series F Preferred Shares (i.e., three shares of Series F Preferred Shares for every 100 shares of common stock held). Series F Preferred Shares were issued in whole shares, with shareholders receiving cash from the Company's agent for their fractional share interests at a price equal to the average sales price of all aggregated fractional shares sold by the Company's agent, less transaction costs. The Series F Preferred Shares are convertible into shares of common stock during two 10-business day conversion periods. The first conversion period will be from November 15, 1999 through November 30, 1999, and the second conversion period will be from January 21, 2000 through February 3, 2000. Conversions will be based on the volume-weighted average of the sale prices of the common stock for the 10-trading days prior to the date converted, subject to a floor of 50% of the volume-weighted average of the sale prices of the common stock on November 5, 1999. Holders of Series F Preferred Shares will have no right to convert their Series F Preferred Shares into common stock after February 3, 2000.

    The Series F Preferred Shares provide for cash dividends at an annual fixed rate of 12%. The first dividend will be paid no earlier than the end of the calendar quarter in which a plan of reorganization for the Company becomes effective, and no more than quarterly thereafter. Series F Preferred Shares are redeemable at the Company's option after November 5, 2000 at a price of $10.00 per share plus accrued and unpaid dividends. In addition, the liquidation value of Series F Preferred Shares is $10 per share (and holders are entitled to accrued and unpaid dividends). As of September 30, 1999, the declaration of the Series F dividend was approximately 1.61 million shares or approximately $16.1 million (based on the face value of $10). This is reflected as a reclassification in the equity section of the September 30, 1999 balance sheet from Additional Paid in Capital to Stock Dividend to be Distributed. On November 5, 1999, the date of payment, the Series F will be reflected as contributed capital on the balance sheet.

13. EARNINGS PER SHARE

    The following table reconciles basic and diluted earnings per share under FAS 128 for the three and nine months ended September 30, 1999 and 1998.

	For the three months ended September 30, 1999			For the three months ended September 30, 1998
	Income	Shares	Income Per Share Amount	Income	Shares	Income Per Share Amount

Basic EPS
Net (loss) Income Available to Common Shareholders	$8,100,173	53,553,161	$0.15	$(8,651,379)	48,298,007	$(0.18)
Effect of Dilutive Securities(1)
Net effect of assumed exercise of stock options	—	—		—	—
Convertible Preferred Stock (2) (3) (4)	316,390	8,206,649		—	—

Diluted EPS
Income (Loss) available to Common Shareholders and assumed conversions	$8,416,563	61,759,810	$0.14	$(8,651,379)	48,298,007	$(0.18)

	For the nine months ended September 30, 1999			For the nine months ended September 30, 1998
	Income	Shares	Income Per Share Amount	Income	Shares	Income Per Share Amount

Basic EPS
Net Income Available to Common Shareholders	$19,483,923	53,373,719	$0.37	$47,030,928	46,178,885	$1.02
Effect of Dilutive Securities
Net effect of assumed exercise of stock options	—	—		—	870,767
Convertible Preferred Stock(2)(3)(4)	931,070	7,797,570		1,155,023	2,064,193

Diluted EPS
Income available to Common Shareholders and assumed conversions	$20,414,993	61,171,289	$0.33	$48,185,951	49,113,845	$0.98

(1)
SFAS 128 states that no common stock equivalents should be considered in the calculation of diluted EPS in a period that there is a net loss.
(2)
1,593,982 and 1,629,582 shares of Series B Preferred Shares were outstanding at September 30, 1999 and 1998, respectively. The common stock equivalents for these shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.
(3)
Common stock equivalents are computed using the average common stock price. For the three and nine months ended September 30, 1999, the average common stock prices were $2.47 and $2.67 per share, respectively. For 1998, the average common stock prices were $13.21 and $14.55 per share for the three and nine months ended September 30, 1998, respectively.
(4)
The Series F Preferred Stock issued November 5, 1999 is not included in the above calculations as it was issued subsequent to September 30, 1999. However, the Series F Preferred Stock, based on current market conditions, would be dilutive in such calculations.

14. EMPLOYEE RETENTION PLAN

    On December 18, 1998, the Company obtained Bankruptcy Court approval to adopt and implement an employee retention program ("the Employee Retention Plan") with respect to all employees of the Company other than certain key executives. On February 28, 1999, the Company received Bankruptcy Court approval authorizing it to extend the Employee Retention Plan to the key executives initially excluded, including modifying existing employment agreements and entering into new employment agreements with such key executives. The Employee Retention Plan provides for retention payments aggregating up to approximately $3.5 million, including payments to certain executives. Retention payments are payable semiannually over a two-year period. The first retention payment vested on April 5, 1999 and was paid on April 15, 1999. The second retention payment vested on October 5, 1999 and was paid on October 15, 1999. The entire unpaid portion of the retention payments will become immediately due and payable (i) upon the effective date of a plan of reorganization for the Company and, with respect to certain key executives, court approval or (ii) upon termination without cause. William B. Dockser, Chairman of the Board of the Company, and H. William Willoughby, President, are not currently entitled to receive any retention payments. Subject to the terms of their respective employment agreements, certain key executives will be entitled to severance benefits if they resign or their employment is terminated following a change of control. The other employees will be entitled to severance benefits if they are terminated without cause subsequent to a change of control of the Company and CM Management. In addition, options granted by the Company after October 5, 1998 will, subject to Bankruptcy Court approval, become exercisable upon a change of control.

    In addition, in March 1999, the Company granted 520,750 options to purchase shares at a price of $3.125 to eligible employees. Such options vest annually over a three year period.

15. TRANSACTIONS WITH RELATED PARTIES

    Below is a summary of the related party transactions which occurred during the three and nine months ended September 30, 1999 and 1998. These items are described further in the text which follows:

	For the three months ended September 30,		For the nine months ended September 30,
	1999	1998	1999	1998

Amounts received or accrued from related parties:
CRIIMI, Inc.
Income(2)	$230,284	$303,523	$712,576	$979,677
Return of Capital(6)	—	981,028	3,165,772	3,322,092

Total	$230,284	$1,284,551	$3,878,348	$4,301,769

CRI/AIM Investment Limited Partnership (2)	$110,068	$122,632	$345,737	$431,347

CRIIMI MAE Services Limited Partnership (8)	$—	$—	$—	$3,114,000

Expense reimbursements to CRIIMI Management:
AIM Funds and CRI Liquidating (1)(4)	$11,173	$55,313	$133,519	$179,765
CMSLP (1)	126,564	—	669,844	—

Total	$137,737	$55,313	$803,363	$179,765

Payments to CRI:
Expense reimbursement—CRIIMI MAE(1)(3)	$42,323	$101,572	$139,699	$259,859

Capital Hotel Group(5)	$18,173	$17,563	$47,072	$42,860

Other(7)	$—	$—	$—	$—

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

(7)
The Principals have certain management interests and equity investments in two borrowers whose mortgage loans have an aggregate balance of approximately $22 million which were included in CMO—IV. These two mortgage loans were originated and underwritten by Citicorp Real Estate, Inc. and were made to CRI Hotel Income Partners, L.P. (the "CRI Hotel Loan") and Arboretum Village, L.P. (the "Arboretum Village Loan"). The Principals are the Chairman and President, respectively, of, and holders of a 100% equity interest in C.R.I., Inc., which is the general partner of CRICO Hotel Associates I, L.P., the general partner of CRI Hotel Income Partners, L.P. C.R.I., Inc. is also the managing general partner of Capital Realty Investors III Limited Partnership which is a limited partner in Arboretum Villages, L.P. The Principals are also the Chairman and President, respectively and holders of a 100% equity interest in C.R.H.C. Incorporated which is the general partner of Arboretum Villages, L.P.

(8)
This is a distribution included in the balance sheet as a decrease in the investment in CMSLP.

16. LITIGATION

Bankruptcy Proceedings

    On the Petition Date, the Debtors each filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. These cases are being jointly administered for procedural purposes. None of the cases has been substantively consolidated. Under the Bankruptcy Code, the Debtors are authorized to manage their respective affairs and operate their businesses as debtors-in-possession while they attempt to confirm and consummate their Joint Plan of Reorganization that will restructure their financial affairs and allow them to emerge from bankruptcy. As a debtor-in-possession under the Bankruptcy Code, no Debtor may engage in any transaction outside the ordinary course of business without the approval of the Bankruptcy Court. The following discussion describes certain aspects of the Chapter 11 cases of the Debtors (the "Chapter 11 Cases"), but it is not intended to be a complete summary.

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

    The Debtors' initial exclusivity period to file a plan of reorganization ended on February 2, 1999. The Bankruptcy Court extended this period through August 2, 1999 and again through September 10, 1999. The Debtors sought a third extension of exclusivity through November 10, 1999 and on September 20, 1999, the Bankruptcy Court entered an order (i) extending the Debtors' right to file a plan of reorganization through October 16, 1999, (ii) providing the Unsecured Creditors' Committee and the Equity Security Holders' Committee the right to jointly file a plan of reorganization through October 16, 1999 and (iii) providing that any party in interest may file a plan of reorganization after October 16, 1999. The Debtors filed a Joint Plan of Reorganization on September 22, 1999 and pursuant to a Bankruptcy Court order entered on November 5, 1999 must file their proposed Joint Disclosure Statement on or prior to December 6, 1999. To the Company's knowledge, no other party in interest has filed a plan of reorganization. There can be no assurance that no alternative plan of reorganization will be filed.

    After a Joint Disclosure Statement has been filed and approved by the Bankruptcy Court, after notice and a hearing, it will be sent, together with the Plan, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of any plan by impaired classes of creditors and equity security holders, the Bankruptcy Court, after notice and a hearing, will consider whether to confirm the plan. To confirm a plan, the Bankruptcy Court is required to find among other things: (i) with respect to each class of impaired creditors and equity security holders, that each holder of a claim or interest of such class either (A) will, pursuant to the plan, receive or retain property of a value as of the effective date of the plan, that is at least as much as such holder would have received in a liquidation on such date of the Debtors or (B) has accepted the plan, (ii) with respect to each class of claims or equity security holders, that such class has accepted the plan or is not impaired under the plan, and (iii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the Debtors or any successor unless such liquidation or reorganization is proposed in the plan.

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

Bankruptcy Related Litigation

    The following is a summary of material litigation matters between the Company and certain of its secured creditors since the Petition Date. The Company has reached agreement with certain of these creditors, as set forth in greater specificity below.

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

    On December 4, 1998, the Bankruptcy Court approved a consent order entered into between the Company and Merrill Lynch. Among other things, pursuant to the consent order, the pending litigation with Merrill Lynch was dismissed without prejudice. The consent order also preserved the portfolio of CMBS pledged as collateral to Merrill Lynch and provided for the Company to receive distributions of 50 percent of the monthly cash flow from those CMBS net of interest payable to Merrill Lynch (the "Company's Distribution Share"). The 50 percent of distributions received by Merrill Lynch is to be applied to reduce principal. Such arrangement will remain in effect until the earlier of a further order of the Bankruptcy Court affecting the arrangement or the effective date of a plan of reorganization of the Company.

    On September 7, 1999, the Company filed a Motion to Approve Stipulation and Consent Order Providing for Adequate Protection. On or about September 27, 1999, the Unsecured Committee and the Equity Committee filed a joint objection to the motion. The Company's answer was due October 25, 1999. If the Bankruptcy Court approves the Stipulation and Consent Order Providing Adequate Protection (the "Adequate Protection Order"), a segregated interest bearing debtor-in-possession account will be created (the "Cash Collateral Account") into which the Company's Distribution Share will be deposited during the months of January through March 2000. The Adequate Protection Order provides Merrill Lynch with a first priority lien on the Cash Collateral Account and further provides to the extent Merrill has an allowed unsecured claim against the Company, such claim shall be an allowed administrative expense claim pursuant to Section 507 (b) of the Bankruptcy Code. Subject to certain material adverse changes defined in the Adequate Protection Order, Merrill Lynch has agreed not to seek further adequate protection or relief from the Automatic Stay before March 31, 2000.

  Morgan Stanley

    As of the Petition Date, the Company owed Morgan Stanley approximately $182.4 million with respect to advances to the Company under an agreement pursuant to which the Company pledged CMBS. The borrowings under this agreement were secured by certain CMBS, including (i) CRIIMI MAE Commercial Mortgage Trust, Series 1998-C1, Class B and C Certificates (collectively or any portion thereof, the "CBO-2 BBB Bonds") and (ii) Morgan Stanley Capital I Inc., Series 1998-W2, Class F, G, H, J, K, L and M Certificates (collectively or any portion thereof, the "Wells Fargo Bonds" and, together with the CBO-2 BBB Bonds, the "Morgan Collateral").

    On October 6, 1998, Morgan Stanley advised the Company that it was exercising alleged ownership rights over the Morgan Collateral. On October 20, 1998, the Company filed an adversary proceeding against Morgan Stanley alleging, among other things, that Morgan Stanley violated the automatic stay and seeking turnover of the Morgan Collateral.

    On January 12, 1999, the Company and Morgan Stanley agreed upon and filed with the Bankruptcy Court a stipulation and consent order, which was approved by the Bankruptcy Court and entered on January 26, 1999. The consent order provided, among other things, for the following: (i) an agreed sale procedure for the CBO-2 BBB Bonds during a specified sale period; (ii) the payment of a portion of the sale proceeds of the CBO-2 BBB Bonds to the Company; (iii) a standstill period relating to the Wells Fargo Bonds through March 31, 1999 unless otherwise extended by the Company and Morgan Stanley, during which time Morgan Stanley may not sell, pledge, encumber or otherwise transfer the Wells Fargo Bonds and (iv) the postponement of the litigation with Morgan Stanley while the parties seek a permanent resolution of their disputes. On March 5, 1999, the CBO-2 BBB Bonds were sold. Of the $159 million in net sale proceeds, $141.2 million was used to repay the Company's borrowings under the agreement with Morgan Stanley, and $17.8 million was remitted to CRIIMI MAE. As a result of the transaction, CRIIMI MAE's litigation against Morgan Stanley has been resolved with respect to the CBO-2 BBB Bonds to the satisfaction of both parties. The Company and Morgan Stanley have agreed to extend the standstill period with respect to the Wells Fargo Bonds through and including November 30, 1999. At the end of this standstill period, Morgan Stanley has until December 10, 1999 to respond to the Company's complaint and resume litigation with respect to the Wells Fargo Bonds, unless the standstill period is further extended by the parties or an agreement between the parties is reached.

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

    On March 11, 1999, the Company finalized agreements with Citicorp and Citibank, pursuant to which the parties agreed to adjourn the pending litigation for a four month period. The agreements with Citicorp and Citibank were approved by the Bankruptcy Court through stipulations and consent orders entered on April 5, 1999. One of the agreements also provided that Salomon Smith Barney, in cooperation with CRIIMI MAE, agreed to sell two classes of investment grade CMBS from CMO-IV constituting a portion of the collateral securing advances under the Citicorp financing arrangement. In May 1999, Salomon Smith Barney sold $20 million of the CMO-IV securities held by Holdings II. This sale reduced the amounts owed from Holdings II to Citicorp by approximately $17 million. The remaining CMO-IV securities were sold on October 8, 1999. In addition, Citibank, in cooperation with CRIIMI MAE, agreed to sell commercial mortgages originated last year under the Citibank Program, provided that the sale resulted in CRIIMI MAE receiving minimum net proceeds of not less than $3.5 million, after satisfying certain amounts due to Citibank, from the amount held in the reserve account. The minimum net proceeds provision could be waived by agreement of the Company, the Unsecured Committee and the Equity Committee. On August 5, 1999, all but three of the commercial loans originated last year under the Citibank Agreement in 1998, with an aggregate unpaid principal balance of approximately $339 million, were sold for gross proceeds of approximately $308 million. On September 16, 1999, Citibank sold the remaining three loans, with an aggregate unpaid principal balance of approximately $32.7 million, for gross proceeds of approximately $27.2 million. In the case of each sale of the commercial loans, the minimum net proceeds provision was waived by agreement of the Company, the Unsecured Committee and the Equity Committee. On July 7, 1999 and again on September 10, 1999, the Bankruptcy Court agreed to a request by CRIIMI MAE, Citibank and the Unsecured Committee to further postpone the trial which has not been rescheduled.

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

    The agreement was approved and entered by the Bankruptcy Court on August 5, 1999. The Company's Creditors Committee has consented to the agreement with First Union.

    In addition, on or about July 1, 1999, CM Management and First Union entered into an agreement resolving its motion for relief from the automatic stay. On July 1, 1999, CM Management filed a motion for approval of the agreement resolving First Union's motion for relief from the automatic stay. Based upon an objection filed by the CM Management's Unsecured Creditors Committee the parties are discussing a possible modification to the agreement and continue to negotiate accordingly. On October 22, 1999, to provide the parties with more time to negotiate a modification to the agreement, CM Management, with the consent of First Union and CM Management's Unsecured Creditors Committee, advised the Bankruptcy Court that it would be withdrawing the motion for approval of the agreement, without prejudice to CM Management's right to re-file once an agreement has been reached with First Union and CM Management's Unsecured Creditors Committee.

Arrangements with Other Creditors

    In addition to the foregoing, the Company has had discussions with other secured creditors against whom the Company was not engaged in litigation. One such creditor is German American Capital Corporation ("GACC"). On February 3, 1999, the Bankruptcy Court approved an Amended Consent Order between the Company and GACC that provides for the following: (a) acknowledgement that GACC has a valid perfected security interest in its collateral; (b) authority for GACC to hedge its loan, subject to a hedge cost cap; and (c) as adequate protection, sharing of cash collateral on a 50/50 basis, after payment of interest expense, with the percentage received by GACC to be applied to reduce principal and pay certain hedge costs, if any. In addition, the Company is prohibited from using GACC's cash collateral for certain purposes, including loan originations and Subordinated CMBS acquisitions. The Amended Consent Order expired April 28, 1999. The Company and GACC agreed to extend the Amended Consent Order until August 2, 1999, and a stipulation to that effect was signed by the Company and GACC and approved by the Court on May 11,1999. The Company and GAAC had negotiated a further extension of the stipulation through September 10, 1999, which extension has now expired. On September 9, 1999, GAAC contacted the Company and requested similar provisions afforded to Merrill Lynch in its most recent stipulation. See "Legal Proceedings—Bankruptcy Related Litigation—Merrill Lynch."

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

    On September 13, 1999, the Court denied Plaintiffs' motions for appointment of lead plaintiffs and for approval of selection counsel. The Court also ordered Plaintiffs' counsel to provide notice of the putative claims to institutional investors identified by Defendants. Finally, the Court ordered that Plaintiffs nominate no more than three persons to serve as lead plaintiffs, and that any potential lead plaintiff nominate only one attorney or law firm to serve as lead counsel.

    The Plaintiffs filed their Opposition to Defendants' Motion to Dismiss on September 24, 1999. CRIIMI MAE cannot predict with any degree of certainty the ultimate outcome of such litigation.

Other Litigation

    The Company is aware that an alleged shareholder, on behalf of himself and all others similarly situated, who purchased common stock in a registered common stock offering made by the Company in January 1998, filed a class action lawsuit against Prudential Securities Incorporated ("Prudential") and the Company's independent public accountants (the "Recupito Complaint") in the United States District Court for the District of Maryland. Neither the Company nor any officer or director of the Company was named as a defendant in this lawsuit.

    The Recupito Complaint alleges generally that the registration statement dated October 21, 1997, including a prospectus dated January 20, 1998 and supplemented on January 23, 1998, contained materially false and misleading statements about the Company and its condition.

    The Company may be subject to potential exposure to Prudential under contractual provisions and both defendants under applicable law. Prudential may assert that it is entitled to indemnification from the Company based upon an indemnification provision contained in the underwriting agreement entered into with the Company in connection with the common stock offering. Certain courts have held and it is the position of the Securities and Exchange Commission that indemnification for liabilities arising under the Securities Act of 1933 is against public policy and unenforceable.

    The Company cannot predict with any certainty the ultimate outcome of such litigation or its potential exposure to one or both of the defendants.

Claims

    Over 850 claims with a face amount of nearly $2.5 billion have been filed in these Chapter 11 cases, including $344 million in unsecured claims and approximately $2.2 billion in secured claims. Many of these claims are duplicate claims filed by the same creditor in each of the three cases. This amount is far in excess of the approximately $1.18 billion in liabilities identified by the Debtors, in their schedules, which were filed with the Bankruptcy Court on November 20, 1998. The Debtors have undertaken extensive efforts to cleanse the claims pool. In addition to analyzing the claims, the Debtor's counsel has opened discussions with various creditors regarding the withdrawal of certain claims and in some cases, has objected to claims. The discussions with various creditors have resulted in withdrawal or commitments to withdrawal approximately $1.4 billion in claims.

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

    The following table details the Company's financial performance by these two lines of business for the three and nine months ended September 30, 1999, and 1998. The basis of accounting used in the table is GAAP.

	For the three months ended September 30, 1999
	Portfolio Investment	Mortgage Servicing	Elimination(1)	Consolidated

Interest Income—Subordinated CMBS	$38,786,620	—	$—	$38,786,620
Interest Income-Insured Mortgage Securities	8,034,760	—	—	8,034,760
Interest Income-Originated Loans	8,615,000	—	—	8,615,000
Interest Income-Other	—	1,111,227	(1,111,227)	—
Servicing Income	—	1,579,832	(1,579,832)	—
Gain on mortgage security dispositions	265,789	—	—	265,789
Gain on originated loan disposition	74,616	—	—	74,616
Other income	688,648	941,732	(921,240)	709,140

Total Revenue	56,465,433	3,632,791	(3,612,299)	56,485,925

General and Administrative	(2,702,353)	(2,996,223)	2,996,223	(2,702,353)
Interest Expense	(37,883,201)	(54,952)	54,952	(37,883,201)
Other expenses	(719,394)	(602,528)	602,528	(719,394)
Loss on warehouse obligation	(1,074,505)	—	—	(1,074,505)
Reorganization Items	(4,606,002)	—	—	(4,606,002)

Total Expenses	(46,985,455)	(3,653,703)	3,653,703	(46,985,455)

Net income (loss)	9,479,978	(20,912)	41,404	9,500,470

Preferred dividends accrued	(1,400,297)	—	—	(1,400,297)

Net income (loss) available to common Shareholders	$8,079,681	$(20,912)	$41,404	$8,100,173

Total Assets	$2,325,312,299	$24,622,189	$(2,785,958)	$2,347,148,530

	For the three months ended September 30, 1998
	Portfolio Investment	Mortgage Servicing	Elimination(1)	Consolidated

Interest Income—Subordinated CMBS	$38,880,750	$—	$—	$38,880,750
Interest Income-Insured Mortgage Securities	10,662,386	—	—	10,662,386
Interest Income—Originated Loans	8,869,367	—	—	8,869,367
Interest Income-Other	—	1,621,694	(1,621,694)	—
Servicing Income	—	1,981,490	(1,981,490)	—
Gain(Loss) on mortgage security dispositions	966,654	—	—	966,654
Gain on sale of CMBS	(340,281)	—	—	(340,281)
Other income	1,371,257	492,762	(860,970)	1,003,049

Total Revenue	60,410,133	4,095,946	(4,464,154)	60,041,925

General and Administrative	(4,636,806)	(2,449,440)	2,449,440	(4,636,806)
Interest Expense	(39,674,303)	(130,825)	130,825	(39,674,303)
Unrealized loss on reverse repurchase obligation	(4,091,346)	—	—	(4,091,346)
Loss on warehouse purchase obligation	(17,630,390)	—	—	(17,630,390)
Other expenses	(718,082)	(1,689,497)	1,689,497	(718,082)

Total Expenses	(66,750,927)	(4,269,762)	4,269,762	(66,750,927)

Net loss	(6,340,794)	(173,816)	(194,392)	(6,709,002)

Preferred dividends accrued or paid	(1,942,377)	—	—	(1,942,377)

Net loss available to common Shareholders	$(8,283,171)	$(173,816)	$(194,392)	$(8,651,379)

Total Assets	$2,648,216,411	$31,341,749	$(7,601,532)	$2,671,956,628

(1)
The Company performs the mortgage servicing function through CMSLP which is accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it is accounted for in the Company's consolidated financial statements.

	For the nine months ended September 30, 1999
	Portfolio Investment	Mortgage Servicing	Elimination(1)	Consolidated

Interest Income—Subordinated CMBS	$115,690,376	—	$—	$115,690,376
Interest Income-Insured Mortgage Securities	25,424,098	—	—	25,424,098
Interest Income-Originated Loans	26,103,642	—	—	26,103,642
Interest Income-Other	—	2,663,281	(2,663,281)	—
Servicing Income	—	5,100,356	(5,100,356)	—
Gain on mortgage security dispositions	1,851,601	—	—	1,851,601
Gain on originated loan dispositions	234,826	—	—	234,826
Other income	2,628,859	2,965,356	(4,947,151)	647,064

Total Revenue	171,933,402	10,728,993	(12,710,788)	169,951,607

General and Administrative	(8,953,507)	(10,537,013)	10,537,013	(8,953,507)
Interest Expense	(111,620,420)	(236,183)	236,183	(111,620,420)
Other expenses	(2,158,182)	(2,105,734)	2,105,734	(2,158,182)
Loss on warehouse obligation	(8,000,000)	—	—	(8,000,000)
Reorganization Items	(15,552,783)	—	—	(15,552,783)

Total Expenses	(146,284,892)	(12,878,930)	12,878,930	(146,284,892)

Net income (loss)	25,648,510	(2,149,937)	168,142	23,666,715

Preferred dividends accrued	(4,182,792)	—	—	(4,182,792)

Net income (loss) available to common shareholders	$21,465,718	$(2,149,937)	$168,142	$19,483,923

Total Assets	$2,325,312,299	$24,622,189	$(2,785,958)	$2,347,148,530

	For the nine months ended September 30, 1998
	Portfolio Investment	Mortgage Servicing	Elimination(1)	Consolidated

Interest Income—Subordinated CMBS	$105,319,710	$—	$—	$105,319,710
Interest Income-Insured Mortgage Securities	33,528,290	—	—	33,528,290
Interest Income—Originated Loans	11,619,062	—	—	11,619,062
Interest Income-Other	—	3,248,609	(3,248,609)	—
Servicing Income	—	5,161,782	(5,161,782)	—
Gain(Loss) on mortgage security dispositions	920,820	—	—	920,820
Gain on sale of CMBS	28,800,408	—	—	28,800,408
Other income	4,936,123	3,127,685	(2,004,082)	6,059,726

Total Revenue	185,124,413	11,538,076	(10,414,473)	186,248,016

General and Administrative	(10,667,797)	(6,778,292)	6,778,292	(10,667,797)
Interest Expense	(99,129,440)	(359,971)	359,971	(99,129,440)
Unrealized loss on reverse repurchase obligation	(4,091,346)	—	—	(4,091,346)
Loss on warehouse purchase obligations	(17,630,390)	—	—	(17,630,390)
Other expenses	(2,198,234)	(2,876,909)	2,876,909	(2,198,234)

Total Expenses	(133,717,207)	(10,015,172)	10,015,172	(133,717,207)

Net Income	51,407,206	1,522,904	(399,301)	52,530,809

Preferred dividends accrued or paid	(5,499,881)	—	—	(5,499,881)

Net Income Available to common shareholders	$45,907,325	$1,522,904	$(399,301)	$47,030,928

Total Assets	$2,648,216,411	$31,341,749	$(7,601,532)	$2,671,956,628

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

18. Financial Statements for the Debtor Entities

    The following are unconsolidated financial statements for CRIIMI MAE, CM Management and Holdings II:

CRIIMI MAE Inc.
BALANCE SHEET
(Unconsolidated)

	September 30, 1999	December 31, 1998

Assets
Subordinated CMBS, at fair value	$858,769,309	$1,071,872,143
Insured Mortgage security, at fair value	5,384,050	5,511,707
Receivables and Other Assets	73,822,184	74,226,682
Cash and Cash Equivalents	85,897,453	22,714,828
Investment in Subsidiaries	225,067,461	246,817,957

Total Assets	$1,248,940,457	$1,421,143,317

Liabilities
Accounts Payable and other Accrued Expenses	$22,802,364	$7,374,281
Liabilities Subject to Chapter 11 Proceedings	967,589,829	1,105,892,131

Total Liabilities	990,392,193	1,113,266,412

Shareholders' Equity
Convertible Preferred Stock	17,970	18,170
Common Stock	535,532	528,981
Accumulated Other Comprehensive Income	(267,679,420)	(218,291,756)
Stock Dividend to be Distributed	16,065,641	—
Additional paid-in capital	509,608,541	525,621,510

Shareholders' Equity	258,548,264	307,876,905

Total Liabilities and Shareholders' Equity	$1,248,940,457	$1,421,143,317

CRIIMI MAE Inc.

STATEMENT OF NET INCOME

AND COMPREHENSIVE INCOME

(Unconsolidated)

	For the three months ended September 30, 1999*	For the nine months ended September 30, 1999*

Interest Income	$28,026,949	$83,013,923
Interest Expense	(15,862,034)	(47,954,642)

Net Interest Margin	12,164,915	35,059,281

Equity in Earnings from Subsidiaries	2,780,702	11,349,143
Other Income	388,261	1,419,217
General and Administrative Expenses	(171,233)	(596,109)
Amortization of Assets Acquired in Merger	(719,394)	(2,158,182)
Loss on warehouse obligation	(1,074,505)	(8,000,000)
Reorganization Items	(3,868,276)	(13,406,635)

Subtotal	(2,664,445)	(11,392,566)

Net Income	$9,500,470	$23,666,715

Other Comprehensive Loss	(20,771,652)	(49,387,664)

Comprehensive Loss	$(11,271,182)	$(25,720,949)

*
The Debtor filed a petition for relief under Chapter 11 on October 5, 1998. Therefore, comparable information for the three and nine months ended September 30, 1998 is not presented.

CRIIMI MAE Inc.

Notes to Financial Statements

September 30, 1999

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

    All entities that CRIIMI MAE would normally consolidate for GAAP purposes are being accounted for under the equity method of accounting. The equity method of accounting consists of recording an original investment in an investee as the amount originally contributed. Subsequently this investment is increased/(decreased) for CRIIMI MAE's share of the investee's income/(losses), increased for additional contributions and decreased for distributions received from the investee. CRIIMI MAE's share of the investee's income is recognized as "Equity in earnings from subsidiaries" on the income statement.

    In management's opinion, with the exception of the matter discussed above, the financial statements of CRIIMI MAE contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CRIIMI MAE as of September 30, 1999 and December 31, 1998, and the unconsolidated results of its operations for the three and nine months ended September 30, 1999.

CRIIMI MAE Management, Inc.

BALANCE SHEET

	September 30, 1999	December 31, 1998

Assets
Note Receivable	$3,376,468	$3,376,468
Cash and Cash Equivalents	1,083,683	958,175
Other Assets	3,020,466	3,332,116
Investment in Subsidiaries	17,416,817	19,209,778

Total Assets	$24,897,434	$26,876,537

Liabilities
Accounts Payable and other Accrued Expenses	$3,559,502	$2,367,277
Liabilities Subject to Chapter 11 Proceedings	6,969,518	6,150,787

Total Liabilities	10,529,020	8,518,064

Shareholders' Equity	14,368,414	18,358,473

Total Liabilities and Shareholders' Equity	$24,897,434	$26,876,537

CRIIMI MAE Management, Inc.

STATEMENT OF NET LOSS

	For the three months ended September 30, 1999*	For the nine months ended September 30, 1999*

Income
Interest Income—Note Receivable and short term interest income	$84,412	$249,014

Expenses
Net Equity in Loss from Subsidiaries	10,533	1,547,553
Interest Expense	105,511	310,835
Depreciation and Amortization	130,320	394,765
General and Administrative Expenses	2,190,243	7,279,110
Reorganization Items	605,329	1,579,129

Total Expenses	3,041,936	11,111,392

Net Loss	$(2,957,524)	$(10,862,378)

*
CRIIMI MAE Management, Inc. filed a petition for relief under Chapter 11 on October 5, 1998. Therefore, comparable information for the three and nine months ended September 30, 1998 is not presented.

CRIIMI MAE Management, Inc.

Notes to Financial Statements

September 30, 1999

1. BASIS OF PRESENTATION

    In management's opinion, the accompanying unaudited financial statements of CM Management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CM Management on a stand-alone basis as of September 30, 1999 and December 31, 1998 and the results of its operations for the three and nine months ended September 30, 1999.

Holdings II, L.P.

BALANCE SHEET

	September 30, 1999	December 31, 1998

Assets
Subordinated CMBS, at fair value	$39,293,742	$43,001,454
Receivables	3,937,825	1,064,071
Cash	100	100

Total Assets	$43,231,667	$44,065,625

Liabilities
Liabilities Not subject to Chapter 11 Proceedings	$18,824,701	$209,213
Liabilities Subject to Chapter 11 Proceedings	24,161,510	40,132,693

Total Liabilities	42,986,211	40,341,906

Partners' Equity
Contributed Capital	6,150,542	5,927,429
Accumulated Other Comprehensive Income	(5,905,086)	(2,203,710)

Partners' Equity	245,456	3,723,719

Total Liabilities and Partners' Equity	$43,231,667	$44,065,625

Holdings II, L.P.

STATEMENT OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME

	For the three months ended September 30, 1999*	For the nine months ended September 30, 1999*

Interest Income:
Subordinated CMBS	$796,591	$2,389,890

Interest Expense:
Collateralized bond obligations-CMBS	375,430	521,268
Variable rate secured borrowings—CMBS	236,631	1,339,348

Total Interest Expense	612,061	1,860,616

Net Interest Margin	184,530	529,274

Reorganization Expense	121,411	537,783

Net Loss	$63,119	$(8,509)

Other Comprehensive Loss	(693,306)	(3,701,376)

Comprehensive Loss	$(630,187)	$(3,709,885)

*
Holdings II L.P. filed a petition for relief under Chapter 11 on October 5, 1998. Therefore, comparable information for the three and nine months ended September 30, 1998 is not presented.

Holdings II, L.P.

Notes to Financial Statements

September 30, 1999

1. BASIS OF PRESENTATION

    Holdings II's CMBS (2 tranches from CMO-IV) are carried as investments in loans at amortized cost basis in CRIIMI MAE's September 30, 1999 10-Q's consolidated financial statements. (See Notes 3 and 6 for discussion of this accounting.) On a stand-alone basis, GAAP requires that Holdings II's investment in CMBS be carried as securities (as opposed to loans) at fair value.

    In management's opinion, the accompanying unaudited financial statements of Holdings II contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Holdings II on a stand-alone basis as of September 30, 1999 and December 31, 1998 and the results of its operations for the three and nine months ended September 30, 1999.

2. COLLATERALIZED BOND OBLIGATIONS—CMBS

    On April 5, 1999, the Company finalized an agreement by which, Salomon Smith Barney, in cooperation with CRIIMI MAE, agreed to sell the two classes of investment grade CMBS from CMO-IV held by Holdings II constituting a portion of the collateral security advances under the Citicorp Financing Agreements. This transaction would be accounted for as a financing rather than a sale. This would result in the Company recognizing a fixed rate liability for these bonds, when sold, in the amount of gross proceeds received. In May 1999, the Company sold $20 million face amount of investment grade securities, with a coupon rate of 6.859%, in accordance with the agreement. The variable-rate secured borrowing associated with these investment grade securities were proportionally reduced on the balance sheet to reflect the partial sale. The remaining $25.9 million face amount of the investment grade securities were sold on October 8, 1999 and therefore the transaction will be reflected in the fourth quarter as described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "contemplates" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to the continued instability of the capital markets, the trends in the CMBS market, the ability of CRIIMI MAE to obtain additional capital, competition pressures, the effect of future losses on CRIIMI MAE's need for liquidity, the effects of the bankruptcy proceedings on CRIIMI MAE's ongoing business, the actions of CRIIMI MAE's creditors and equity security holders, the ability of the Company to obtain the reorganization financing called for by its plan of reorganization, the ability to obtain bankruptcy court approval of the stock purchase agreement ("Apollo Purchase Agreement") entered into with an affiliate of Apollo Real Estate Advisors IV L.P. ("Apollo") including the bidding protections therein, the successful completion of due diligence by Apollo, the satisfaction of all conditions to closing the Apollo Purchase Agreement, the confirmation and effectiveness of the Company's plan of reorganization, the possible confirmation of an alternative plan of reorganization, the ability to obtain bankruptcy court approval of a disclosure statement, the outcome of discussions with the Committees and the ability to fashion an amended Plan of Reorganization supported by the Committees that can be confirmed, the outcome of litigation to which CRIIMI MAE is a party, as well as, the risk factors contained below and in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including its Annual Report on Form 10-K for the year ended December 31, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

    While in bankruptcy, CRIIMI MAE has streamlined its operations. The Company significantly reduced the number of employees in its origination and underwriting operations in October 1998, but has retained a significant number of key employees in each of these operational areas. In connection with these reductions, the Company closed its five regional loan origination offices, retaining only a core presence in Rockville, Boston, Houston, Chicago and San Francisco.

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

    CRIIMI MAE is working diligently toward reemerging as a successfully reorganized company. On September 9, 1999, the Company entered into a Stock Purchase Agreement (the "Apollo Purchase Agreement") with an affiliate of Apollo Real Estate Advisors IV, L.P. ("Apollo") providing for the purchase of a minimum of $50 million of shares of a new series of senior convertible preferred stock which would represent a portion of aggregate recapitalization financing of approximately $910 million. Closing of the sale of the new senior preferred stock is subject of a number of conditions. The remainder of the recapitalization financing is expected to consist of approximately $445 million of debt financing, substantially all of which would come from certain existing debtholders, and $415 million of additional proceeds, substantially all of which would result from the sale of selected commercial mortgage-backed securities. There can be no assurance that the Company will be able to close the sale of the new senior preferred stock, obtain the necessary debt financing or sell the selected commercial mortgage-backed securities to a party or parties for the necessary proceeds or that, if such recapitalization financing is obtained and finalized, it will take the forms described above.

    The Debtors filed their Joint Plan of Reorganization (the "Plan") with the Bankruptcy Court on September 22, 1999. Prior to that date, on September 20, 1999, the Bankruptcy Court entered an order providing, among other matters, that any party in interest may file a plan of reorganization after October 16, 1999. To the Company's knowledge, no other party in interest has filed a plan of reorganization. There can be no assurance that no alternative plan of reorganization will be filed.

    On November 1, 1999, the Bankruptcy Court approved motions filed by CRIIMI MAE with the support of the Committees in the CRIIMI MAE Case to postpone a hearing on the pending motion to approve the bidding protection provisions in the Apollo Purchase Agreement and the Adequate Protection Order and the date to file the Debtors' Joint Disclosure Statement. At the November 1st hearing the Banruptcy Court was advised of active discussions among the Company, Apollo and the Committees in the CRIIMI MAE Case to fashion an amended plan of reorganization that can be supported by such parties. The Court approved at that hearing the immediate payment of $400,000 to Apollo for reimbursement of expenses incurred with respect to the Apollo Purchase Agreement, continuing negotiations, due diligence and related matters. On November 5, 1999, the Bankruptcy Court entered an order setting December 6, 1999 as the hearing date for the pending motion to approve (i) the balance of the bidding protection provisions in the Apollo Purchase Agreement and (ii) the Adequate Protection Order. The order also provided that the Debtors proposed Joint Disclosure Statement must be filed on or prior to December 6, 1999. See Note 16 to Notes to Consolidated Financial Statements for a general discussion of the bankruptcy process.

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

    The Company's 1999 Taxable Income.  As a REIT, CRIIMI MAE is generally required to distribute at least 95% of its "REIT taxable income" to its shareholders each tax year. For purposes of this requirement, REIT taxable income excludes certain excess noncash income such as original issue discount ("OID"). In determining its federal income tax liability, CRIIMI MAE, as a result of its REIT status, is entitled to deduct from its taxable income dividends paid to its shareholders. Accordingly, to the extent the Company distributes its net income to shareholders, it effectively reduces taxable income, on a dollar-for-dollar basis, and eliminates the "double taxation" that normally occurs when a corporation earns income and distributes that income to shareholders in the form of dividends. The Company, however, still must pay corporate level tax on any 1999 taxable income not distributed to shareholders. Unlike the 95% distribution requirement, the calculation of the Company's federal income tax liability does not exclude excess noncash income such as OID. Should CRIIMI MAE terminate or fail to maintain its REIT status during the year ended December 31, 1999, the tax liability on the taxable income for the nine months ended September 30, 1999 of approximately $13.7 million would be approximately $5.5 million.

    In determining the Company's taxable income for 1999, distributions declared by the Company on or before September 15, 2000 and actually paid by the Company on or before December 31, 2000 will be considered as dividends paid for the 1999 year. The Company anticipates distributing a substantial portion of its 1999 taxable income in the form of non-cash taxable dividends. There can be no assurance that the Company will be able to make distributions with respect to its 1999 taxable income.

    1999 Excise Tax Liability.  Apart from the requirement that the Company distribute at least 95% of its REIT taxable income to maintain REIT status, CRIIMI MAE is also required each calendar year to distribute an amount at least equal to the sum of 85% of its "REIT ordinary income" and 95% of its "REIT capital gain income" to avoid incurring a nondeductible excise tax. Unlike the 95% distribution requirement, the 85% distribution requirement is not reduced by excess noncash income items such as OID. In addition, in determining the Company's excise tax liability, only dividends actually paid in 1999 will reduce the amount of income subject to this excise tax. The Company has accrued $475,000 for the excise tax payable for 1999 in anticipation that 1999 taxable income will not be distributed to shareholders until 2000. The accrual was calculated based on the taxable income for the first nine months of 1999. Additional excise tax will be accrued in the fourth quarter related to fourth quarter taxable income.

    The Company's 1998 Taxable Income.  On September 14, 1999, the Company declared a dividend payable to common shareholders of approximately 1.61 million shares of a new series of junior convertible preferred stock with a face value of $10 per share (see Note 12 of Notes to the Consolidated Financial Statements). The purpose of the dividend was to distribute approximately $15.7 million in undistributed taxable income. To the extent that it is determined such amount is not distributed, the Company would bear a corporate level income tax on the undistributed amount. There can be no assurance that all of the Company's tax liability will be eliminated by payment of such junior preferred stock dividend. The Company paid the junior preferred stock dividend on November 5, 1999. The junior preferred stock dividend will be taxable to common shareholder recipients.

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

Investment Company Act Risk

    Under the Investment Company Act of 1940, as amended (the "Investment Company Act"), an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. However, as described below, companies that are primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate ("Qualifying Interests") are excluded from the requirements of the Investment Company Act.

    To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities and originated loans constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of September 30, 1999, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

    CRIIMI MAE has substantially completed the Year 2000 testing and remediation of its IT systems, which include software systems to service mortgage loans, administer securitizations and manage mortgage assets, as well as software systems used for internal accounting purposes. A majority of the IT systems used by the Company are licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. CRIIMI MAE has applied upgrades and has substantially completed compliance testing and remediation as of November 10, 1999. There can be no assurance, however, that the Company's IT systems will be Year 2000 compliant by December 31, 1999.

    The Year 2000 issue may also affect CRIIMI MAE's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The failure of any such systems to be Year 2000 compliant could be material to the Company. The Company does not currently believe that it has any significant exposure for failure of any such systems to be Year 2000 compliant or that the cost to modify or replace such technology to make it Year 2000 compliant will be material.

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

    Although CRIIMI MAE has substantially completed its organizational compliance testing and remediation, it has drafted contingency plans in case the Company or third parties fail to be Year 2000 compliant. Management intends to complete contingency plans for the Year 2000 issue in late 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

Results of Operations

1999 versus 1998

  Interest Income—Subordinated CMBS

    The decrease in income from Subordinated CMBS was immaterial for the three months ended September 30, 1999 as compared to the corresponding period in 1998. Interest income from subordinated CMBS increased by approximately $10.4 million or 10% to approximately $115.7 million for the nine months ended September 30, 1999 from $105.3 million for the corresponding period in 1998. During the nine months ended September 30, 1998, the Company increased its CMBS portfolio by acquiring Subordinated CMBS at purchase prices aggregating approximately $853 million. This overall increase in income from Subordinated CMBS was partially offset by a reduction in income from Subordinated CMBS due to the de-recognition of $132 million face amount of CMBS from CBO-1 in connection with CBO-2 and also the de-recognition of $345 million face amount of CMBS in connection with CBO-2. See Note 5 to Notes to Consolidated Financial Statements.

    Generally accepted accounting principles ("GAAP") require that interest income generated by Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the Subordinated CMBS. This currently results in income which is lower for financial statement purposes than for tax purposes. Based upon the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the estimated weighted average anticipated unleveraged yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of September 30, 1999 was approximately 10.1%. These returns were determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses.

  Interest Income-Insured Mortgage Securities

    Interest income from Insured Mortgage Securities decreased by approximately $ 2.6 million or 25% to approximately $8.0 million for the three months ended September 30, 1999 from $10.7 million for the corresponding period in 1998. Interest income from Insured Mortgage Securities decreased by approximately $8.1 million or 24% to approximately $25.4 million for the nine months ended September 30, 1999 from approximately $33.5 million for the corresponding period in 1998. This decrease was principally due to the prepayment of mortgage securities during the first three quarters of 1999, and due to the sale or prepayment of mortgage securities held by CRIIMI MAE and certain of its wholly owned subsidiaries during the year ended 1998. The prepayments aggregated approximately $66.4 million and $104.6 million in net proceeds for the nine months ended September 30, 1999 and 1998, respectively.

  Interest Income-Originated Loans

    Interest income from originated loans decreased by approximately $255,000 or 3% to approximately $8.6 million for the three months ended September 30, 1999 as compared to $8.9 million for the corresponding period in 1998. Interest income from originated loans increased by approximately $14.5 million to approximately $26.1 million for the nine months ended September 30, 1999 as compared to approximately $11.6 million for the corresponding period in 1998. The interest income from originated loans was derived from originated loans included in the CMO-IV securitization which closed in June 1998. The CMO-IV securitization, where loans were simultaneously acquired and securitized, totaled $496 million face value of conduit loans, a majority of which were no-lock loans. During the first three quarters of 1999, four properties and the related mortgage loans prepaid resulting in net proceeds of approximately $10.6 million.

  Interest Expense

    Total interest expense decreased by approximately $1.8 million or 5% to approximately $37.9 million for the three months ended September 30, 1999 from approximately $39.7 million for the corresponding period in 1998. The decrease was primarily due to prepayments in the Insured Mortgage portfolio and an overall decrease in CMBS interest expense for the quarter due to principal payments on the secured debt. The decrease was partially offset by an increase in interest expense on unsecured borrowings due to the timing of the borrowings during the third quarter of 1998. Total interest expense increased by approximately $12.5 million or 13% to approximately $111.6 million for the nine months ended September 30, 1999 compared to approximately $99.1 million for the corresponding period in 1998. This increase was principally a result of increased borrowings in connection with the acquisition of Subordinated CMBS during 1998. Additionally, CRIIMI MAE incurred interest expense in connection with the issuance of collateralized mortgage obligations in connection with CMO-IV. These increases were partially offset by the impact of $477 million face amount of debt de-recognized from the financial statements in conjunction with CBO-2 in May 1998. Due to the Chapter 11 filing, certain lenders declared defaults or otherwise took action against the Company with respect to a number of CRIIMI MAE's financing facilities. See Note 16 to Notes to Consolidated Financial Statements for a discussion of material litigation between the Company and various creditors and agreements the Company has reached with certain of these creditors.

  Net Interest Margin

    Net interest margin decreased by approximately $1.2 million or 6% to approximately $17.6 million for the three months ended September 30, 1999 from approximately $18.7 million for the corresponding period in 1998. The decrease was primarily due to the increase in interest expense on unsecured borrowings due to the timing of the borrowings during the third quarter of 1998. For the nine months ended September 30, 1999, net interest margin increased by approximately $4.3 million or 8.3% to approximately $55.6 million from approximately $51.3 million for the corresponding period in 1998. The net interest margin increase was due primarily to the increase in Subordinated CMBS and, to a lesser extent, income from originated loans, as previously discussed.

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

  Equity in Earnings from Investments

    Equity in earnings increased to approximately $260,000 during the third quarter of 1999 as compared to equity in earnings of $(58,000) for the third quarter of 1998. Equity in earnings decreased by approximately $3.4 million during the nine months ended September 30, 1999 due to a net loss of approximately $1.2 million as compared to equity in earnings of $2.2 million for the corresponding period in 1998. This decrease included an $860,000 expense for a prepayment penalty shortfall during the first quarter of 1999 and an increase in general and administrative expenses due to the growth of CMSLP during 1998 and personnel costs related to a retention program as well as impairment on certain servicing rights due to the increase in Treasury rates as discussed in Note 5 to Notes to Consolidated Financial Statements. In addition, as stated in the Company's 1998 Annual Report on Form 10-K, during the fourth quarter of 1998, due to CRIIMI MAE's Chapter 11 filing and its relationship with CRIIMI MAE, CMSLP arranged for ORIX to succeed CMSLP as master servicer on two commercial mortgage pools. The remaining servicing portfolio was approximately $29.4 billion as of September 30, 1999 as compared to approximately $32.0 billion as of September 30, 1998.

  Other Income

    Other income decreased by approximately $612,000 or 58% to $449,000 during the third quarter of 1999 as compared to approximately $1.1 million for the corresponding period in 1998. Other income decreased by approximately $2.0 million or 52% to $1.9 million during the nine months ended September 30, 1999 as compared to approximately $3.9 million for the corresponding period in 1998. This decrease was primarily attributable to a decrease in short-term interest and other income earned during the first three quarters of 1999 on the amounts deposited in the loan origination reserve account due to suspending the origination loan program in 1998. Approximately $ 498,000 and $1.9 million of short-term interest income and net-carry income were earned on these deposits for the three and nine months ended September 30, 1998, respectively.

  Net Gains on Mortgage Securities Dispositions

    During the third quarter of 1999 and 1998, net gains on mortgage dispositions were approximately $266,000 and $967,000, respectively. For the nine months ended September 30, 1999 and 1998, net gains on mortgage dispositions were approximately $1.9 million and $921,000, respectively. For the nine months ended September 30, 1999, the prepayments of insured mortgage securities represented approximately 13% of CRIIMI MAE's beginning of the year portfolio balance. For any period, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period. The proceeds realized from the disposition of mortgage assets are based on the net coupon rates of the specific mortgages disposed of in relation to prevailing long-term interest rates at the date of disposition.

  Gains on Originated Loan Mortgage Disposition

    During the third quarter of 1999, net gains on originated loan dispositions were approximately $75,000, which was a result of prepayments in the originated loan portfolio. During the nine months ended September 30, 1999, net gains on originated loan dispositions were approximately $235,000.

  General and Administrative Expenses

    General and administrative expenses decreased by approximately $1.9 million, or 42%, to approximately $2.7 million for the third quarter of 1999 as compared to approximately $4.6 million for the third quarter of 1998. General and administrative expenses decreased by approximately $1.7 million or 16% to approximately $9.0 million for the nine months ended September 30, 1999 as compared to approximately $10.7 million for the corresponding period in 1998. This decrease is primarily due to the suspension of certain business activities and the dismissal of employees following the Chapter 11 filing in the fourth quarter of 1998.

  Unrealized Loss on Reverse Repurchase Obligation

    As part of CMO-IV, the Company intended to sell certain of the security tranches that were not initially sold to the public (the "CMO-IV BBB bonds"). In anticipation of this sale, the Company entered into a transaction to hedge the value of those securities in June 1998. As a result, CRIIMI MAE borrowed and then sold a 10-year treasury note in the amount of $44 million. This transaction did not qualify for hedge accounting purposes because it involved the purchase and sale of a cash instrument and therefore was required to be recorded at market ("marked to market"). Because Treasury rates declined in the third quarter of 1998, the Company recorded a $4.1 million unrealized loss as of September 30, 1998. The position was closed and the loss was realized in the fourth quarter of 1998.

  Loss on Warehouse Obligation

    During the three and nine months ended September 30, 1999, the Company recorded losses of approximately $1.1 million and $8.0 million respectively, primarily due to a decrease in the selling price of the loans in the Company's warehouse line with Citibank, when the loans were sold in the third quarter of 1999. The Company recorded, in total, an approximately $36.3 million loss for this transaction for both GAAP and tax purposes.. (See "Tax Basis Income" discussion which follows).

    During the three and nine months ended September 30, 1998, unrealized losses of $17.6 million were recorded, respectively. At September 30, 1998, the unrealized loss consisted of the obligation under the Citibank program was estimated to be $15.6 million (based primarily on information provided by Citibank) in excess of the fair market value of the loans and the Company's loss exposure under the Prudential program (approximately $2 million).

  Reorganization Items

    During the three and nine months ended September 30, 1999, the Company recorded approximately $4.6 million and $15.6 million, respectively, in reorganization items due to the Chapter 11 filings of CRIIMI MAE, CM Management and Holdings II.

Reorganization Item	For the three months ended September 30, 1999	For the nine months ended ended September 30, 1999

Short-term interest income	$(852,600)	$(1,322,000)
Professional fees	2,896,771	13,010,926
Employee Retention Program accrued costs	426,353	1,171,855
Excise Tax	475,000	475,000
Other	1,660,478	2,217,002

Total	$4,606,002	$15,552,783

  Financial Statement Net Income

    As a result of the foregoing, net income available to common shareholders for financial statement purposes was approximately $8.1 million for the three months ended September 30, 1999 as compared to a net loss of approximately $8.7 million as of September 30, 1998. On a per basic share basis, financial statement net income increased to $0.15 per basic share for the third quarter of 1999 as compared to a net loss of $0.18 per basic share for the third quarter of 1998. Net income available to common shareholders for financial statement purposes was approximately $19.5 million for the nine months ended September 30, 1999, as compared to approximately $47.0 million for the nine months ended September 30, 1998.

  Tax Basis Income

    CRIIMI MAE recorded a tax basis loss to common shareholders of approximately $17.8 million or $0.33 per share during the third quarter of 1999 as compared to tax basis income available to common shareholders of approximately $19.9 million or $0.41 per share for the third quarter of 1998. CRIIMI MAE earned approximately $13.7 million or $0.26 per share for the nine months ended September 30, 1999, compared to approximately $57.3 or $1.22 per share for the nine months ended September 30, 1998.

    The primary factor in the decrease during the third quarter 1999, was due to the approximately $36.3 million tax basis loss realized on the loans sold in the third quarter from the warehouse line with Citibank. Other factors contributing to the decline in tax basis income were the deduction of reorganization costs and net decreases in earnings from equity investments. In the second quarter of 1998, as part of CBO-2, CMSLP sold servicing rights for $4.2 million resulting in a gain of $4.2 million for tax purposes which was included in equity in earnings in 1998. Partially offsetting the decreases was an increase in net interest margin due to the growth of CRIIMI MAE's portfolio of Subordinated CMBS and, to a lesser extent, earnings from CMO-IV.

Cash Flow

1999 versus 1998

    Net cash provided by operating activities increased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase was primarily due to an increase in payables incurred due to the reorganization of the Company and a decrease in receivables due to stipulations and agreements with secured lenders that have resulted in the Company receiving past due CMBS payments.

    Net cash provided by investing activities increased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase was primarily due to the suspension of the Company's Subordinated CMBS acquisition and origination programs as a result of the Chapter 11 filing in October 1998.

    Net cash used in financing activities increased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase was primarily due to the suspension of the Company's Subordinated CMBS acquisition activities, suspension of equity and debt offerings, payment of principal paydowns per the stipulation agreements with secured lenders and, to a lesser extent, the suspension of cash dividends paid as a result of the Chapter 11 filing in October 1998.

Liquidity and Capital Resources

    Prior to the Petition Date, CRIIMI MAE used proceeds from long-term, fixed-rate match-funded debt refinancings, short-term, variable-rate, secured borrowings, unsecured and other borrowings, securitizations and issuances of common and preferred shares to meet the capital requirements of its business plan. Since the Chapter 11 filing, the Company has suspended its Subordinated CMBS acquisition, origination and securitization operations, but continues to service mortgage loans through CMSLP.

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

    In order to refinance a portion of its short-term, variable rate secured borrowings with long-term, fixed rate debt, the Company entered into resecuritization transactions. In May 1998, CRIIMI MAE completed CBO-2, its second resecuritization of its Subordinated CMBS portfolio, which under FAS 125, qualified for both sale and financing accounting. Through CBO-2, CRIIMI MAE refinanced $468 million of its variable rate debt with fixed-rate, match-funded debt. The debt is considered match-funded because the maturities and principal requirements of the debt match those of the related collateral. The transaction also generated additional borrowing capacity of approximately $160 million, which was used primarily to fund additional Subordinated CMBS purchases. In June 1998, CRIIMI MAE securitized $496 million of originated and acquired commercial mortgage loans by selling $397 million face amount of fixed-rate investment grade securities. The tranches not sold to the public were partially financed with variable-rate, secured financing agreements.

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

    As of September 30, 1999, CRIIMI MAE had secured financing agreements with GACC, Lehman ALI, Inc., First Union, Merrill Lynch, Morgan Stanley and Citicorp. Certain of these lenders have registered the pledged securities in their own names. As a result, the trustee makes payments on such securities to the registered holder. During the fourth quarter of 1998 and first half of 1999, certain registered holders withheld payments related to securities not registered to CRIIMI MAE. The Company has negotiated and finalized agreements with five of its lenders. CRIIMI MAE Inc.'s cash position has increased from approximately $7 million on October 5, 1998 to approximately $ 84 million as of October 31, 1999. Based on present information, the Company believes that it will have sufficient cash flow to fund its current operations while in bankruptcy during 1999. However, due to the uncertainty of the effects of the Chapter 11 filing on the business of the Company, pending litigation, material reorganization items to be incurred during the pendency of the bankruptcy and numerous other factors beyond the Company's control, no assurance can be given that the Company's cash flow will be sufficient to fund operations while the Company is in bankruptcy during 1999.

    The value of the Company's portfolio is based upon the combined yield of current treasury rates and the current spread above treasury rates that an investor would be willing to pay in a purchase transaction. During the nine months ended September 30, 1999, the required weighted average spread above treasury rates was substantially unchanged on a total portfolio basis. However, treasury rates increased significantly from December 31, 1998 which, when combined with the required spreads, resulted in an aggregate $68.8 million decrease in the value of the Company's portfolio of CMBS and FHA's and GNMA's from December 31, 1998 to September 30, 1999. For the period from September 30, 1999 to November 12, 1999 treasury rates have increased. If treasury rates increase and/or spreads widen from the September 30, 1999 levels, the value of the Company's portfolio of securities would decrease.

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

    On April 5, 1999, the Company finalized an agreement by which, Salomon Smith Barney, in cooperation with CRIIMI MAE, agreed to sell two classes of investment grade CMBS from CMO-IV with a face amount of $45.9 million and an average coupon rate of 6.96% constituting a portion of the collateral security advances under financing agreements with Citicorp. CRIIMI MAE would retain the right to call each CMBS when the principal balance amortizes to 15% of its original face balance. The 15% call option would prevent CRIIMI MAE from surrendering control of the assets pursuant to the requirements of FAS 125 and thus the transaction would be accounted for as a secured borrowing and not a sale. A minimum sales price was established in order to sell the bonds. Proceeds from the sale would be used to pay off $39.6 million of secured debt, certain costs, and the remainder, if any, remitted to CRIIMI MAE. This would result in CRIIMI MAE recognizing a fixed-rate liability for these bonds, when sold, in the amount of the gross proceeds received. During May 1999, the Company sold $20 million face amount of investment grade CMBS from CMO-IV in accordance with the agreement noted above. Accordingly, the proceeds from the sale of these CMBS were used to pay off a portion of the secured debt owed under the Citicorp Financing agreements and the Company recognized fixed rate debt in the amount of the gross proceeds received. The variable rate secured borrowings associated with these investment grade securities were proportionally reduced (approximately $17 million) on the balance sheet to reflect the partial sale. The remaining $25.9 million face amount of the investment grade CMBS from CMO-IV were sold on October 8, 1999 and therefore the transaction will be reflected in the fourth quarter as described above

    On August 5, 1999, all but three of the commercial loans originated under the Citibank Program in 1998 were sold for gross proceeds of approximately $308 million. The loans sold had an aggregate unpaid principal balance of $339 million. As a result of the valuation received in the sale, the Company recorded an additional $10.9 million unrealized loss in the second quarter bringing its unrealized losses through June 30, 1999 to $35.3 million. The unrealized losses recorded as of June 30, 1999 also included an estimate of losses (approximately $2 million) related to the three loans in the Citibank warehouse program (unpaid principal balance of $32.7 million) not sold. On September 16, 1999, the remaining three loans were sold resulting in approximately $1.1 million in additional losses due to a decrease in the actual proceeds received as compared to the estimated proceeds anticipated at June 30, 1999. Therefore, the total realized loss for the transaction is approximately $36.3 million. Prior to the actual sale of these loans the Company had recorded its unrealized losses based on pricing data received from Citibank. In the case of each sale of the commercial loans, the minimum net proceeds provision was waived by agreement of the Company, the Unsecured Committee and the Equity Committee.

    The Company's ability to resume the acquisition of Subordinated CMBS, as well as its loan origination and securitization programs, depends first, on its ability to obtain the requisite recapitalization financing, obtain confirmation and approval of a plan reorganization and emerge from bankruptcy as a successfully reorganized company and second, on its ability to access additional capital once it has successfully emerged from bankruptcy. Factors which could affect the Company's ability to access additional capital include, among other things, the cost and availability of such capital, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, general economic conditions, perceptions in the capital markets of the Company's business, convenants under the Company's debt securities and credit facilities, results of operations, leverage, financial condition, and business prospects. The Company can give no assurances as to whether it will be able to obtain additional capital or the terms of any such capital.

  Dividends

    During the pendency of the Chapter 11 proceedings, the Company is prohibited from paying cash dividends without first obtaining Bankruptcy Court approval. Among the other factors which impact CRIIMI MAE's dividends are (i) the level of income earned on uninsured mortgage assets, such as Subordinated CMBS (including, but not limited to, the amount of OID income and losses, if any, on Subordinated CMBS), and, to the extent applicable, originated loans, which varies depending on prepayments, defaults, etc., (ii) the level of income earned on CRIIMI MAE's or its subsidiaries' insured mortgage security collateral depending on prepayments, defaults, etc., (iii) the fluctuating yields on short-term, variable rate, debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate CRIIMI MAE pays on its other borrowings, (iv) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, loan origination reserves, escrow deposits and distributions from its subsidiaries can be reinvested, (v) changes in operating expenses (including those related to the Chapter 11 filing), (vi) to the extent applicable, cash dividends paid on preferred shares, (vii) to the extent applicable, whether the Company's taxable mortgage pools continue to be exempt from corporate level taxes, (viii) the timing and amounts of cash flows attributable to its other lines of business—mortgage servicing, advisory, to the extent applicable, origination services and, (ix) to the extent applicable, realized losses on certain transactions. See "Effect of Chapter 11 Filing on REIT Status" regarding the declaration of a junior preferred dividend with respect to 1998 taxable income and the anticipated distribution of a substantial portion of its 1999 taxable income in the form of non-cash taxable dividends.

    Due to the Chapter 11 filing on October 5, 1998, dividends were not paid during the first nine months of 1999 on common or preferred shares. However, since dividends on the Company's Series B, C and D Preferred Shares are cumulative, the dividends payable at September 30, 1999 were accrued in the financial statements. For the three and nine months ended September 30, 1998, dividends paid on Series B were approximately $1.5 million and approximately $4.3 million or $0.915 and $2.675 per share, respectively, dividends paid on Series C Preferred Shares were approximately $357,000 and $1.1 million, respectively, and dividends paid on Series D Preferred Shares where approximately $109,000, respectively.

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

    The value of the Company's portfolio is based upon the combined yield of current treasury rates and the current spread above treasury rates that an investor would be willing to accept in a purchase transaction. During the nine months ended September 30, 1999, the required weighted average spread above treasury rates was substantially unchanged on a total portfolio basis. However, treasury rates increased significantly from December 31, 1998, which, when combined with the required spreads, resulted in an aggregate $68.8 million decrease in the value of the Company's portfolio of CMBS and FHA's and GNMA's from December 31, 1998 to September 30, 1999. For the period from September 30, 1999 to November 12, 1999 treasury rates have increased. If treasury rates increase and/or spreads widen from the September 30, 1999 levels, the value of the Company's portfolio of securities would decrease.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit No.		Description

27		Financial Data Schedule (filed herewith)
99(a	)	Stipulation and Agreed Order (i) Authorizing Use of Cash and (ii) Granting Other Relief (First Union National Bank) entered August 5, 1999 (filed herewith)
99(b	)	Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered July 9, 1999 (filed herewith).
99(c	)	Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered July 16, 1999 (filed herewith).
99(d	)	Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered August 9, 1999 (filed herewith).
99(e	)	Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered September 16, 1999 (filed herewith).
99(f	)	Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered October 12, 1999 (filed herewith).

(b) REPORTS ON FORM 8-K

Date	Purpose

July 14, 1999	To report July 13, 1999 press release announcing CRIIMI MAE working to finalize an equity proposal and filing a motion to extend the exclusivity period.
August 4, 1999	To report July 27, 1999 press release announcing the August 5th hearing date for the CRIIMI MAE request for extension of the exclusivity period.
August 18, 1999	To report August 16, 1999 press release reporting 1999 second quarter earnings.
September 16, 1999
To report (1) a Stock Purchase Agreement between the Company and AP-CM, L.L.C. dated September 9, 1999, including draft Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. for Series E Cumulative Convertible Preferred Stock attached as an exhibit to the Stock Purchase Agreement (2) a press release issued on September 9, 1999 announcing the execution of a stock purchase agreement between the Company and an affiliate of Apollo Real Estate Advisors IV, L.P. and (3) a press release issued on September 15, 1999 announcing the declaration of a dividend to common shareholders of 1.61 million shares of a new Series of $10 Face Value Series F Redeemable Cumulative Dividend Preferred Stock.
September 24, 1999
To report (1) a Joint Plan of Reorganization filed by the Company and its affiliates CRIIMI MAE Holdings II, L.P. and CRIIMI MAE Management, Inc. with the United States Bankruptcy Court, District of Maryland, Greenbelt Division on September 22, 1999 and (2) a press release issued by the Company on September 23, 1999 announcing the filing of the Joint Plan of Reorganization.

Signature

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIIMI MAE INC.
/S/ NOVEMBER 15, 1999 DATE	/s/ CYNTHIA O. AZZARA Cynthia O. Azzara Senior Vice President, Principal Accounting Officer and Chief Financial Officer

QuickLinks

CRIIMI MAE INC. Quarterly Report on Form 10-Q

PART I
CRIIMI MAE INC. CONSOLIDATED BALANCE SHEETS

CRIIMI MAE Inc. BALANCE SHEET (Unconsolidated)

PART II

Signature