Form 10-K
CRIIMI MAE INC
filed 2000-03-30
CIK 847322

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1999
                              ------------------

Commission file number             33-94694
                              -----------------

                      CRIIMI MAE FINANCIAL CORPORATION
      -----------------------------------------------------------------
                (Exact name of registrant as specified in charter)

             Maryland                            52-1931369
-------------------------------------      ----------------------
  (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)

11200 Rockville Pike, Rockville, Maryland           20852
-----------------------------------------  ----------------------
(Address of principal executive offices)          (Zip Code)

                             (301) 816-2300
      -----------------------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                   NONE
      -----------------------------------------------------------------
                             (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                   NONE
      -----------------------------------------------------------------
                             (Title of class)





                            Page 1 of 16 pages

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 30, 2000, 1,000 shares of common stock were outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------------------------------------

     Form 10-K Parts                     Document
     ----------------                    ---------

    I, II, III and IV                    Current Reports on Form 8-K filed with
                                         the Commission on January 14, 1999,
                                         February 11, 1999, March 15, 1999,
                                         April 14, 1999, May 15, 1999,
                                         June 15, 1999, July 13, 1999,
                                         August 13, 1999, September 15, 1999,
                                         October 14, 1999, November 10, 1999
                                         and December 10, 1999.

                       CRIIMI MAE FINANCIAL CORPORATION

                        1999 ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS

                                    PART I
                                    ------

                                                                    Page
                                                                    ----

Item 2.           Properties........................................  4
Item 3.           Legal Proceedings.................................  4
Item 4.           Submission of Matters to a Vote
                    of Security Holders.............................  4

                                    PART II
                                    -------
Item 5.           Market for the Registrant's Common Stock
                    and Related Stockholder Matters.................  4
Item 9.           Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure..........  4

                                    PART III
                                    --------
Item 13.          Certain Relationships and Related
                    Transactions....................................  5


                                    PART IV
                                    -------


Item 14.          Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K.............................  5

                  Signatures........................................  6

                                     PART I


ITEM 2.   PROPERTIES

     The information required by item 2 is incorporated herein by reference to the Current Reports on Form 8-K filed with the Commission on January 14, 1999, February 11, 1999, March 15, 1999, April 14, 1999, May 15, 1999, June 15, 1999,
July 13, 1999, August 13, 1999, September 15, 1999, October 14, 1999, November 10, 1999 and December 10, 1999 and to the Accountant's Report and the Annual Compliance Statement filed in response to Item 14 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the security holders to be voted on during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
           RELATED STOCKHOLDER MATTERS

     The Registrant's 1,000 shares of authorized Common Stock are held by CRIIMI MAE Inc. (CRIIMI MAE), are not traded and have no trading market.

     As of December 31, 1999 Collateralized Mortgage Obligations (Bonds), with a face value of $119,563,096 and a fair market value of $116,217,626, were outstanding. The Bonds are held by 23 Bondholders. The Bonds trade on the over-the-counter market.

     Reference is made to the Current Reports on Form 8-K filed with the Commission on January 14, 1999, February 11, 1999, March 15, 1999, April 14, 1999, May 15, 1999, June 15, 1999, July 13, 1999, August 13, 1999, September 15,
1999, October 14, 1999, November 10, 1999 and December 10, 1999 for information concerning payments of principal and interest on the Bonds to Bondholders and dividends paid to CRIIMI MAE as the sole shareholder of the Registrant.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                 PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Transactions with management and others.

         During 1999, CRIIMI MAE was paid $423,160 by the Registrant for interest expense due to CRIIMI MAE on the Mortgage Interest Strip Certificates that were issued in conjunction with the Bonds.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K


     (c) Exhibits

                                                                Sequentially
    Exhibit No.       Description                               Numbered Page
    ----------        -----------                               -------------
        4.            Indenture, dated as of October 1, 1995,
                      among CRIIMI MAE Financial Corporation
                      and State Street Bank and Trust Company,
                      as Trustee. (Incorporated by reference
                      to Exhibit 2 to the Current Report on
                      Form 8-K filed with the Commission on
                      October 24, 1995).                             --

       10.1           Master Servicing Agreement, dated as of
                      October 11, 1995, among CRIIMI MAE
                      Financial Corporation, as Issuer, CRIIMI
                      MAE Services Limited Partnership, as Master
                      Servicer, State Street Bank and Trust
                      Company, as Lead, and State Street Bank and
                      Trust Company, as Trustee. (Incorporated
                      by reference to Exhibit 3 to the Current
                      Report on Form 8-K filed with the Commission
                      on October 24, 1995).                          --

       99.1           Report of Independent Public Accountants on
                      Applying Agreed-upon procedures.
                      (filed herewith).                               8

       99.2           Annual Report for 1999 (filed herewith).       12

       99.3           Management's Assertion (filed herewith).       15

       99.4           Annual Compliance Statement (filed herewith).  16

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CRIIMI MAE FINANCIAL CORPORATION
                                           (Registrant)


March 30, 2000                             /s/ William B. Dockser
-----------------                          -----------------------------
DATE                                       William B. Dockser
                                           Chairman of the Board and
                                             Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 30, 2000                             /s/ William B. Dockser
---------------------                      ----------------------------
DATE                                       William B. Dockser
                                           Chairman of the Board and
                                             Principal Executive Officer



March 30, 2000                             /s/ H. William Willoughby
---------------------                      ----------------------------
DATE                                       H. William Willoughby
                                           Director, President and
                                             Secretary



March 30, 2000                             /s/ Brian Hanson
---------------------                      ----------------------------
DATE                                       Brian Hanson
                                           Senior Vice President



March 30, 2000                             /s/ Bruce Lane
---------------------                      ----------------------------
DATE                                       Bruce Lane
                                           Director

                INDEPENDENT PUBLIC ACCOUNTANTS' REPORT ON APPLYING
                             AGREED-UPON PROCEDURES




CRIIMI MAE Financial Corporation
11200 Rockville Pike
Rockville, MD  20852

State Street Bank and Trust Company
Two International Place
5th Floor
Boston, MA  02110

     We have performed the procedures enumerated below, which were agreed to by CRIIMI MAE Financial Corporation (the "Issuer") and State Street Bank and Trust Company (collectively, the "Specified Users"), solely to assist you in evaluating the Issuer's compliance, as set forth in the accompanying management assertion, with the Indenture agreement among CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust Company as Trustee dated October 1, 1995 and the accuracy of the Issuer's records for the year ended December 31, 1999. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of these procedures is solely the responsibility of the Specified Users of the report. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose. However, it is our understanding that these procedures are sufficient for your purposes. This report does not constitute a legal determination as to the Issuer's compliance with specified requirements.

     During our engagement, we were furnished with or referred to the following documents:

- The Indenture agreement
- The Payment Date Statements for each of the months in the year beginning January 1, 1999 which represent all such Payment Date Statements for the year ended December 31, 1999, as provided by the Specified Users
- Collateral information attached to the Payment Date Statements listed above, as provided by the Specified Users
- The CRIIMI MAE Financial Corporation, 7% Collateralized Mortgage Obligations, Annual Report for 1999 (the "Annual Report") as attached to this letter

Procedures to Comply with Section 8.4(b) of the Indenture
---------------------------------------------------------

We read such provisions of the Indenture agreement as we deemed necessary for purposes of this letter. We also read each of the Payment Date Statements for the months listed above and performed the following procedures:

     1. We agreed the Scheduled Principal distributions for the Mortgages and the GNMAs as detailed in the Principal Distribution Detail table to the collateral information attached to the Payment Date Statement. We agreed the Principal Prepayments for the Mortgages and the GNMAs as detailed in the Principal Distribution Detail table to the collateral information attached to the Payment Date Statement. We verified with the Issuer that there were no FHA Insurance Proceeds or Realized Losses during the period covered by the Payment Date Statement. We also tested the clerical accuracy of the Net Principal Distribution.

     2. For the Payment Date Statements listed above, we agreed the Beginning Balance as detailed in the Interest Payable on Bonds table to the Actual Ending Balance of the bonds detailed in the prior month's Payment Date Statement. We recalculated the Interest Payable based on the Beginning Balance and the Interest Rate on the Bonds of 7%.

We performed the calculations as set forth in this letter in accordance with
Section 8.4(b) of the Indenture. We considered differences of $3.00 or less to be immaterial and, as such, are not reported as exceptions herein.

No exceptions were found as a result of applying the above procedures, except:

It is noted in step #1 above, that the prepayment amounts detailed in the collateral information attached to the Payment Date Statements are combined with the scheduled principal distribution amounts in the Payment Date Statements' Principal Distribution Detail table. However, we noted total principal distributions agree.

Procedures Related to the 1999 Annual Report
--------------------------------------------

1.          We read the Annual Report.

2.          We tested the Annual Report for mathematical accuracy.

3. We agreed the amounts disclosed for Scheduled Principal, Principal Prepayments, FHA Insurance Proceeds, Realized Losses and Net Principal Distribution as stated in the Principal Distribution Detail table of the Annual Report to the sum of the stated amounts as detailed in the Payment Date Statements.

4. We agreed the amounts disclosed for Interest Amount, Interest Strip Amount and Net Interest Distribution as stated in the Interest Distribution Detail table of the Annual Report to the sum of the stated amounts as detailed in the Payment Date Statements.

5. We agreed the amounts disclosed for the Beginning Balance, Interest Rate and Interest Payable as stated in the Interest Payable on the Bonds table of the Annual Report to amounts detailed in the applicable Payment Date Statement.

6. We agreed the Actual Beginning Balance, Actual Principal Payable and the Actual Ending Balance as stated in the Principal Balance of Collateral table of the Annual Report to the amounts detailed in the applicable Payment Date Statements or the sum of the stated amounts as detailed in the Payment Date Statements, as appropriate.

7. We agreed the Beginning Balance, Principal Payable and the Ending Balance as detailed in the Principal Balance of Bonds table of the Annual Report to amounts detailed in the applicable Payment Date Statement.

8. We agreed the Number, Stated Principal Balance and Unpaid Principal Balance delinquent for One Month, Two Months, Three Months + and Foreclosures as detailed in the Delinquent Mortgage Loans table of the Annual Report to the stated amounts in the latest Payment Date Statement.

9. We agreed the Months Delinquent, Loan Number, Stated Principal Balance and Status of Foreclosures as detailed in the Delinquent Mortgage Loans Detail table of the Annual Report to the detail stated in the latest Payment Date Statement.

10. We agreed the Loan Number, Nature of Liquidation, Final Recovery Determination, FHA Proceeds and Realized Loss as detailed in the Liquidation table of the Annual Report to the detail stated in the latest Payment Date Statement.

11. We agreed the Aggregate P&I Advances, Aggregate unreimbursed P&I Advances, Interest on P&I Advances Paid to Master Servicer, Interest accrued on unreimbursed P&I Advances as stated in the P&I Advances table of the Annual Report to the stated amounts detailed in the latest Payment Date Statement.

12. We agreed the Aggregate Realized Losses incurred as stated in the Realized Losses table of the Annual Report to the stated amount in the latest Payment Date Statement.

13. We agreed the Master Servicing Fee and the Trustee Fee detailed in the Fees table of the Annual Report to the sum of the stated amounts disclosed in the Payment Date Statements.

We considered differences of $3.00 or less to be immaterial and, as such, are not reported as exceptions herein. No exceptions were found as a result of applying the above procedures.

We were not engaged to, and did not, perform an examination, the objective of which would be the expression of an opinion on management's assertion. Accordingly, we do not express such an opinion. Had we been engaged to perform additional procedures, other matters might have come to our attention that would have been reported to you.

This report is intended solely for the use of the Specified Users and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes. However, this report is a matter of public record and its distribution is not limited.





Vienna, VA
March 22, 2000

CRIIMI MAE Financial Corporation
7.00% Collateralized Mortgage Obligations
Annual Report for 1999


Principal Distribution Detail

                     Scheduled               Principal               FHA Insurance           Realized        Net Principal
                      Principal             Prepayments                Proceeds               Losses         Distribution
                    -------------          --------------            -------------           --------        -------------
Mortgages           $29,765,180.44          $        0.00            $       0.00            $   0.00        $29,765,180.44
GNMA                $ 5,512,553.89                    N/A                     N/A            $   0.00        $ 5,512,553.89
Total               $35,277,734.33          $        0.00            $        0.00           $   0.00        $35,277,734.33


Interest Distribution Detail

                                        Interest                Interest Strip                                Net Interest Dist.
                                         Amount                     Amount             Prepayments          Includes Prepay Penalty
                                      --------------            -------------         --------------        -----------------------
Mortgages                             $ 6,402,487.01            $  423,160.44          $1,120,202.78          $       7,099,529.35
GNMA                                  $ 5,403,294.15                      N/A          $  246,201.82          $       5,649,495.97
Total                                 $11,805,781.16            $  423,160.44          $1,366,404.60          $      12,749,025.32


Interest Payable on Bonds
                                                                                                             Additional
                                         Beginning                Interest              Interest              Interest
                                          Balance               Rate (Fixed)             Payable              Payable
                                      ---------------           ------------          --------------        -----------
                                      $154,840,830.00                  7.00%          $ 9,432,838.54        $      0.00


Balance Information
-------------------
Principal Balance of Collateral
                                                   Actual Beginning               Actual Principal            Actual Ending
                                                       Balance                         Payable                   Balance
                                                   ----------------               ----------------           ---------------
Mortgages                                          $  92,321,291.14               $  29,765,180.44           $ 62,556,110.70
GNMA                                               $  69,391,177.87               $   5,512,553.89           $ 63,878,623.98
Total                                              $ 161,712,469.01               $  35,277,734.33           $126,434,734.68

Principal Balance of Bonds
                                                      Beginning                     Principal                    Ending
                                                       Balance                       Payable                     Balance
                                                   ---------------                --------------             ---------------
                                                   $154,840,830.00                $35,277,734.33             $119,563,095.67

CRIIMI MAE Financial Corporation
7.00% Collateralized Mortgage Obligations
Annual Report for 1999


Delinquency Information
Delinquent Mortgage Loans

                                                One Month         Two Months            Three Months+          Foreclosures
                                                ---------         ----------            -------------          ------------
Number                                                  0                  0                        0                     0
Stated Principal Balance                        $    0.00         $     0.00            $        0.00          $       0.00
Unpaid Principal Balance                        $    0.00         $     0.00            $        0.00          $       0.00


Delinquent Mortgage Loans Detail

                                                                                         Stated
                                                Months            Loan                  Principal               Status of
                                                Delinq.           Number                 Balance               Foreclosure
                                                -------           ------                ---------              -----------
                                                      0                0                $    0.00                      N/A

Liquidations

                               Loan              Nature of            Final Recovery           FHA            Realized
                              Number            Liquidation            Determination         Proceeds           Loss
                              ------            -----------           --------------         --------         --------
                                   0                      0                        0         $   0.00         $   0.00

CRIIMI MAE Financial Corporation
7.00% Collateralized Mortgage Obligations
Annual Report for 1999

Other Information

P&I Advances

Aggregate P&I Advances                                        $0.00
Aggregate unreimbursed P&I Advances                           $0.00
Interest on P&I Advances paid to Master Servicer              $0.00
Interest accrued on unreimbursed P&I Advances                 $0.00


Realized Losses

Aggregate Realized Losses incurred                            $0.00


Fees

                               Master                          Trustee
                            Servicing Fee                        Fee
                            -------------                     ---------

Mortgages                   $   37,073.27                     $ 6,673.19
GNMA                        $   33,739.96                     $ 6,070.20
Total                       $   70,813.23                     $12,743.39

                           MANAGEMENT'S ASSERTION
                      ---------------------------------

                               March 22, 2000


For the year ended December 31, 1999, the mathematical accuracy of CRIIMI MAE Financial Corporation's Payment Date Statements provided by State Street Bank and Trust Company as Trustee is correct. CRIIMI MAE Financial Corporation's 1999 Annual Report is mathematically accurate and the amounts disclosed agree to the Payment Date Statements. Also, for the same period, CRIIMI MAE Financial Corporation has complied with the Indenture agreement among CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust Company as Trustee dated October 1, 1995.


                                           /s/ Brian Hanson
                                           ------------------------------
                                           Brian Hanson
                                           Senior Vice President
                                           Mortgage Servicing


                                           /s/ Dawn B. Litterio
                                           ------------------------------
                                           Dawn B. Litterio
                                           Vice President
                                           Corporate Controller

                         ANNUAL COMPLIANCE STATEMENT
                         ----------------------------

                                 March 22, 2000




Mr. David Shepherd
State Street Bank and Trust Company
Two International Place
5th Floor
Boston, MA  02110

Dear Mr. Swan:

     In accordance with Section 9.9 of the Indenture dated as of October 1, 1995, between CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust Company as Trustee, I certify that review of the activities of the Issuer for the period January 1, 1999 to December 31, 1999 and of the Issuer's performance under this Indenture has been made under my supervision. To the best of my knowledge, based on such review, the Issuer has fulfilled all of its obligations under this Indenture.

                                           Sincerely,



                                           /s/ Brian Hanson
                                           ------------------------------
                                    By:    Brian Hanson
                                           Senior Vice President
                                           Mortgage Servicing