Form 10-K
period 1999-12-31
CRIIMI MAE INC
filed 2000-04-14
CIK 847322

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

For the fiscal year ended December 31, 1999       Commission file number 1-10360

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

                               ------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  Name of each exchange on
Title of each class                                      which registered
-------------------                               -----------------------------
Common Stock                                      New York Stock Exchange, Inc.
Series B Cumulative Convertible                   New York Stock Exchange, Inc.
  Preferred Stock
Series F Redeemable Cumulative                    New York Stock Exchange, Inc.
  Dividend Preferred Stock

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

                               ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [ ]

         As of March 15, 2000, 62,353,170 shares of CRIIMI MAE Inc. common stock (voting) with a par value of $0.01 were outstanding. The aggregate market value (based upon the last reported sale price on the New York Stock Exchange on March 15, 2000) of the shares of CRIIMI MAE Inc. common stock (voting) held by non-affiliates was approximately $61,807,108. (For purposes of calculating the previous amount only, all directors and executive officers of the registrant are assumed to be affiliates.)

                               ------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

                                 CRIIMI MAE INC.

                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
                                     PART I

Item 1.      Business  ......................................................................... 1
Item 2.      Properties.........................................................................22
Item 3.      Legal Proceedings..................................................................22
Item 4.      Submission of Matters to a Vote of Security Holders................................31

                                     PART II

Item 5.      Market for the Registrant's Common Stock and Related Stockholder Matters...........31
Item 6.      Selected Financial Data............................................................33
Item 7.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................................36
Item 7A.     Quantitative and Qualitative Disclosures About Market Risks........................48
Item 8.      Financial Statements and Supplementary Data........................................50
Item 9.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.............................................................50

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.................................51
Item 11.     Executive Compensation.............................................................53
Item 12.     Security Ownership of Certain Beneficial Owners and Management.....................58
Item 13.     Certain Relationships and Related Transactions.....................................60

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8K....................61

Signatures

Exhibit Index

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "CONTEMPLATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO THE RISK FACTORS CONTAINED UNDER THE HEADINGS "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SET FORTH BELOW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

GENERAL

         CRIIMI MAE Inc. (together with its consolidated subsidiaries, unless the context otherwise indicates, "CRIIMI MAE" or the "Company") is a fully integrated commercial mortgage company structured as a self-administered real estate investment trust ("REIT"). Prior to the filing by CRIIMI MAE Inc. (unconsolidated) and two of its operating subsidiaries, CRIIMI MAE Management, Inc. ("CM Management"), and CRIIMI MAE Holdings II, L.P. ("Holdings II" and, together with CRIIMI MAE and CM Management, the "Debtors"), for relief under Chapter 11 of the U.S. Bankruptcy Code on October 5, 1998 (the "Petition Date") as described below, CRIIMI MAE's primary activities included (i) acquiring non-investment grade securities (rated below BBB- or unrated) backed by pools of commercial mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS"), (ii) originating and underwriting commercial mortgage loans, (iii) securitizing pools of commercial mortgage loans and resecuritizing pools of Subordinated CMBS, and (iv) through the Company's servicing affiliate, CRIIMI MAE Services Limited Partnership ("CMSLP"), performing servicing functions with respect to the mortgage loans underlying the Company's Subordinated CMBS.

         Since filing for Chapter 11 protection, CRIIMI MAE has suspended its Subordinated CMBS acquisition, origination and securitization programs. The Company continues to hold a substantial portfolio of Subordinated CMBS, originated loans and mortgage securities and, through CMSLP, acts as a servicer for its own as well as third party securitized mortgage loan pools.

         In addition to the two operating subsidiaries which filed for Chapter 11 protection along with the Company, the Company owns 100% of multiple financing and operating subsidiaries as well as various interests in other entities (including CMSLP) which either own or service mortgage and mortgage-related assets (the "Non-Debtor Affiliates"). See Note 3 of the Notes to Consolidated Financial Statements. None of the Non-Debtor Affiliates has filed for bankruptcy protection.

         The Company was incorporated in Delaware in 1989 under the name CRI Insured Mortgage Association, Inc. ("CRI Insured"). In July 1993, CRI Insured changed its name to CRIIMI MAE Inc. and reincorporated in Maryland. In June 1995, certain mortgage businesses affiliated with C.R.I., Inc. were merged into CRIIMI MAE (the "Merger"). The Company is not a government sponsored entity nor in any way affiliated with the United States government or any United States government agency.

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

         As a result of the turmoil in the capital markets commencing in late summer of 1998, the spreads between CMBS yields and yields on Treasury securities with comparable maturities began to widen substantially and rapidly. Due to this widening of CMBS spreads, the market value of the CMBS securing the Company's short-term, variable-rate financing facilities declined. CRIIMI MAE's short-term secured creditors perceived that the value of the CMBS securing their facilities with the Company had fallen, creating a value deficiency as measured by the loan-to-value ratio described above and, consequently, made demand upon the Company to provide cash or additional collateral with sufficient value to cure the perceived value deficiency. In August and September of 1998, the Company received and met collateral calls from its secured creditors. At the same time, CRIIMI MAE was in negotiations with various third parties in an effort to obtain additional debt and equity financing that would provide the Company with additional liquidity.

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

         On October 5, 1998, the Debtors filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). These related cases are being jointly administered under the caption "In re CRIIMI MAE Inc., et al.," Ch. 11 Case No. 98-2-3115-DK.

         While in bankruptcy, CRIIMI MAE has streamlined its operations. The Company has significantly reduced the number of employees in its origination and underwriting operations. In connection with these reductions, the Company closed its five regional loan origination offices. See "BUSINESS-Employees."

         Although the Company has significantly reduced its work force, the Company recognizes that retention of its executives and other remaining employees is essential to the efficient operation of its business and to its reorganization efforts. Accordingly, the Company has, with Bankruptcy Court approval, adopted an employee retention plan. See "BUSINESS-Employee Retention Plan" and Note 15 of the Notes to Consolidated Financial Statements.

         CRIIMI MAE is working diligently toward emerging from bankruptcy as a successfully reorganized company. In furtherance of such effort, the Debtors filed (i) a Joint Plan of Reorganization on September 22, 1999, (ii) an Amended Joint Plan of Reorganization and proposed Joint Disclosure Statement on December 23, 1999, and (iii) a Second Amended Joint Plan of Reorganization (the "Plan") and proposed Amended Joint Disclosure Statement (the "Proposed Disclosure Statement") on March 31, 2000. The Plan was filed with the support of the Official Committee of Equity Security Holders of CRIIMI MAE (the "Equity Committee"), which is a co-proponent of the Plan. Subject to the completion of mutually acceptable documentation evidencing the secured financing to be provided by the unsecured creditors (the "Unsecured Creditor Debt Documentation"), the Official Committee of Unsecured Creditors of CRIIMI MAE (the "Unsecured Creditors' Committee") has agreed to support confirmation of the Debtors' Plan. The Company, the Equity Committee and the Unsecured Creditors' Committee are now all proceeding toward confirmation of the Plan. Under the Plan, Merrill Lynch and German American Capital Corporation ("GACC"), two of the Company's largest secured creditors, would provide a significant portion of the recapitalization financing contemplated by the Plan. The Bankruptcy Court has scheduled a hearing for April 25 and 26, 2000 on approval of the Proposed Disclosure Statement.

         On December 20, 1999, the Unsecured Creditors' Committee filed its own plan of reorganization and proposed disclosure statement with the Bankruptcy Court which, in general, provided for the liquidation of the assets of the Debtors. On January 11, 2000 and February 11, 2000, the Unsecured Creditors' Committee filed its first and second amended plans of reorganization, respectively, with the Bankruptcy Court and amended proposed disclosure statements with respect thereto. However, as a result of successful negotiations between the Debtors and the Unsecured Creditors' Committee, the Unsecured Creditors' Committee has agreed to the treatment of unsecured claims under the Debtors' Plan, subject to completion of mutually acceptable Unsecured Creditor Debt Documentation, and has asked the Bankruptcy Court to defer consideration of its second amended plan of reorganization and second amended proposed disclosure statement.

THE PLAN OF REORGANIZATION

         The Plan contemplates the payment in full of all of the allowed claims of the Debtors primarily through recapitalization financing (including proceeds from CMBS sales), aggregating at least $856 million (the "Recapitalization Financing"). Approximately $275 million of the Recapitalization Financing would be provided by Merrill Lynch and GACC through a secured financing facility, approximately $155 million would be provided through new secured notes issued to some of the Company's major unsecured creditors, and another $35 million would be obtained from another existing creditor in the form of an additional secured financing facility (collectively, the "New Debt"). The sale of select CMBS (the "CMBS Sale"), the proceeds of which are expected to be used to pay down existing debt, is contemplated to provide the balance of the Recapitalization Financing. The Company may seek new equity capital from one or more investors to partially fund the Plan, although new equity is not required to fund the Plan.

         In connection with the Plan, substantially all cash flows are expected to be used to satisfy principal, interest and fee obligations under the New Debt. The $275 million secured financing would provide for (i) interest at a rate of one month LIBOR plus 3.25%, (ii) principal prepayment/amortization obligations, (iii) extension fees after two years and
(iv) maturity on the fourth anniversary of the effective date of the Plan. The Plan contemplates that the $35 million secured financing would provide for terms similar to those referenced in the preceding sentence; however, the proposed lender has not agreed to any terms of the $35 million secured financing and there can be no assurance that an agreement for this financing will be obtained or that, if obtained, the terms will be as referenced above. The approximate $155 million secured financing would be effected through the issuance of two series of secured notes under two separate indentures. The first series of secured notes, representing an aggregate principal amount of approximately $105 million, would provide for (i) interest at a rate of 11.75% per annum, (ii) principal prepayment/amortization obligations, (iii) extension fees after four years and (iv) maturity on the fifth anniversary of the effective date of the Plan. The second series of secured notes, representing an aggregate principal amount of approximately $50 million, would provide for (i) interest at a rate of 13% per annum with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees after four years and (iii) maturity on the sixth anniversary of the effective date of the Plan. Each component of the New Debt described above will be secured by substantially all of the assets of the Company, such that only limited existing assets will be held free and clear of liens and encumbrances. It is contemplated that there will be restrictive covenants, including financial covenants, in connection with the New Debt.

         The Plan also contemplates that the holders of the Company's common stock will retain their stock. Under the Plan, no cash dividends, other than a maximum of $4.1 million to preferred shareholders, can be paid to existing shareholders. See "BUSINESS-Effect of Chapter 11 on REIT Status and Other Tax Matters-Taxable Income Distributions" for further discussion. Subject to the respective approvals by the holders of the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and the Series F Redeemable Cumulative Dividend Preferred Stock (the "Series F Preferred Stock" or "junior preferred stock"), the Plan contemplates an amendment to their respective relative rights and preferences to permit the payment of accrued and unpaid dividends in cash or common stock, at the Company's election. The Plan further contemplates amendments to the relative rights and preferences of the Series D Cumulative Convertible Preferred Stock (the "Series D Preferred Stock"), through an exchange of Series D Preferred Stock for Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock"), similar to those amendments effected in connection with the recent exchange of the former Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for Series E Preferred Stock. See "MARKET FOR THE REGISTRANT'S COMMON STOCK AND OTHER RELATED STOCKHOLDER MATTERS-Exchange of Series C Preferred Stock for Series E Preferred Stock" for a discussion of the exchange of Series C Preferred Stock for Series E Preferred Stock.

         Reference is made to the Plan and Proposed Disclosure Statement, previously filed with the Securities and Exchange Commission (the "SEC") as exhibits to a Form 8-K, for a complete description of the financing contemplated to be obtained under the Plan from the respective existing creditors including, without limitation, payment terms, restrictive covenants and collateral, and a complete description of the treatment of preferred stockholders. Although the Company has commitments for substantially all of the New Debt and has sold certain of the CMBS contemplated to be sold in connection with the CMBS Sale, there can be no assurance that the Company will obtain the Recapitalization Financing, that the Plan will be confirmed by the Bankruptcy Court, or that the Plan, if confirmed, will be consummated. The Plan also contemplates certain amendments to the Company's articles of incorporation, including an increase in authorized shares from 120 million to 375 million (consisting of 300 million of common shares and 75 million of preferred shares).

EFFECT OF CHAPTER 11 FILING ON REIT STATUS AND OTHER TAX MATTERS

         REIT STATUS

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

         THE COMPANY'S 1999 TAXABLE INCOME

         As a REIT, CRIIMI MAE is generally required to distribute at least 95% of its "REIT taxable income" to its shareholders each tax year. For purposes of this requirement, REIT taxable income excludes certain excess noncash income such as original issue discount ("OID"). In determining its federal income tax liability, CRIIMI MAE, as a result of its REIT status, is entitled to deduct from its taxable income dividends paid to its shareholders. Accordingly, to the extent the Company distributes its net income to shareholders, it effectively reduces taxable income, on a dollar-for-dollar basis, and eliminates the "double taxation" that normally occurs when a corporation earns income and distributes that income to shareholders in the form of dividends. The Company, however, still must pay corporate level tax on any 1999 taxable income not distributed to shareholders. Unlike the 95% distribution requirement, the calculation of the Company's federal income tax liability does not exclude excess noncash income such as OID. Should CRIIMI MAE terminate or fail to maintain its REIT status during the year ended December 31, 1999, the taxable income for the year ended December 31, 1999 of approximately $37.5 million would generate a tax liability of up to $15.0 million.

         In determining the Company's taxable income for 1999, distributions declared by the Company on or before September 15, 2000 and actually paid by the Company on or before December 31, 2000 will be considered as dividends paid for the year ended December 31, 1999. The Company anticipates distributing all, or a substantial portion of, its 1999 taxable income in the form of non-cash taxable dividends. There can be no assurance that the Company will be able to make such distributions with respect to its 1999 taxable income.

         1999 EXCISE TAX LIABILITY

         Apart from the requirement that the Company distribute at least 95% of its REIT taxable income to maintain REIT status, CRIIMI MAE is also required each calendar year to distribute an amount at least equal to the sum of 85% of its "REIT ordinary income" and 95% of its "REIT capital gain income" to avoid incurring a nondeductible excise tax. Unlike the 95% distribution requirement, the 85% distribution requirement is not reduced by excess noncash income items such as OID. In addition, in determining the Company's excise tax liability, only dividends actually paid in 1999 will reduce the amount of income subject to this excise tax. The Company has accrued $1,105,000 for the excise tax payable for 1999. The accrual was calculated based on the taxable income for the year ended December 31, 1999.

         THE COMPANY'S 1998 TAXABLE INCOME

         On September 14, 1999, the Company declared a dividend payable to common shareholders of approximately 1.61 million shares of a new series of junior convertible preferred stock with a face value of $10 per share. See Note 12 of the Notes to Consolidated Financial Statements for further discussion. The purpose of the dividend was to distribute approximately $15.7 million in undistributed 1998 taxable income. To the extent that it is determined such amount was not distributed, the Company would bear a corporate level income tax on the undistributed amount. There can be no assurance that all of the Company's tax liability was eliminated by payment of such junior preferred stock dividend. The Company paid the junior preferred stock dividend on November 5, 1999. The junior preferred stock dividend was taxable to common shareholder recipients. Junior preferred shareholders were permitted to convert their shares of junior preferred stock into common shares during two separate conversion periods. During these conversion periods, an aggregate 1,020,241 shares of junior preferred stock were converted into 8,798,009 shares of common stock.

         TAXABLE INCOME DISTRIBUTIONS

         The recently issued Internal Revenue Service Revenue Procedure 99-17 provides securities and commodities traders with the ability to elect mark-to-market treatment for 2000 by including an election with their timely filed 1999 federal tax extension. The election applies to all future years as well, unless revoked with the consent of the Internal Revenue Service. On March 15, 2000, the Company determined to elect mark-to-market treatment as a securities trader for 2000 and, accordingly, will recognize gains and losses prior to the actual disposition of its securities. Moreover, some if not all of those gains and losses, as well as some if not all gains or losses from actual dispositions of securities, will be treated as ordinary in nature and not capital, as they would be in the absence of the election. Therefore, any net operating losses generated by the Company's trading activity will offset the Company's ordinary taxable income, and thereby reduce required distributions to shareholders by a like amount. See "BUSINESS-Risk Factors-Risks Associated with Trader Election" for further discussion. If the Company does have a REIT distribution requirement (and such distributions would be permitted under the Plan), a substantial portion of the Company's distributions would be in the form of non-cash taxable dividends.

         TAXABLE MORTGAGE POOL RISKS

         An entity that constitutes a "taxable mortgage pool" as defined in the Tax Code ("TMP") is treated as a separate corporate level taxpayer for federal income tax purposes. In general, for an entity to be treated as a TMP (i) substantially all of the assets must consist of debt obligations and a majority of those debt obligations must consist of mortgages; (ii) the entity must have more than one class of debt securities outstanding with separate maturities and
(iii) the payments on the debt securities must bear a relationship to the payments received from the mortgages. The Company currently owns all of the equity interests in three trusts that constitute TMPs (CBO-1, CBO-2 and CMO-IV, collectively the "Trusts"). See "BUSINESS-Resecuritizations," "BUSINESS-Loan Originations and Securitizations" and Notes 5 and 6 of the Notes to Consolidated Financial Statements for descriptions of CBO-1, CBO-2 and CMO-IV. The statutory provisions and regulations governing the tax treatment of TMPs (the "TMP Rules") provide an exemption for TMPs that constitute "qualified REIT subsidiaries" (that is, entities whose equity interests are wholly owned by a REIT). As a result of this exemption and the fact that the Company owns all of the equity interests in each Trust, the Trusts currently are not required to pay a separate corporate level tax on income they derive from their underlying mortgage assets.

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

         In addition to causing the loss of the exemption under the TMP Rules, a seizure or sale of the Pledged Bonds and a characterization of them as equity for tax purposes could also jeopardize the Company's REIT status if the value of the remaining ownership interests in any Trust held by the Company (i) exceeded 5% of the total value of the Company's assets or (ii) constituted more than 10% of the Trust's voting interests. Although it is possible that the election by the TMPs to be treated as taxable REIT subsidiaries could prevent the loss of CRIIMI MAE's REIT status, there can be no assurance that a valid election could be made given the timing of a seizure or sale of the Pledged Bonds.

THE CMBS MARKET

         Historically, traditional lenders, including commercial banks, insurance companies and savings and loans have been the primary holders of commercial mortgages. The real estate market of the late 1980s and early 1990s created business and regulatory pressure to reduce the real estate assets held on the books of these institutions. As a result, there has been significant movement of commercial real estate debt from private institutional holders to the public markets. According to COMMERCIAL MORTGAGE ALERT, CMBS issuances in the U.S. equaled approximately $58.3 billion in 1999, $77.7 billion in 1998, $40.4 billion in 1997 and $28.8 billion in 1996.

         CMBS are generally created by pooling commercial mortgage loans and directing the cash flow from such mortgage loans to various tranches of securities. The tranches consist of investment grade (AAA to BBB-), non-investment grade (BB+ to CCC) and unrated securities. The first step in the process of creating CMBS is loan origination. Loan origination occurs when a financial institution lends money to a borrower to refinance or to purchase a commercial real estate property, and secures the loan with a mortgage on the property that the borrower owns or purchases. Commercial mortgage loans are typically non-recourse to the borrower. A pool of these commercial real estate-backed mortgage loans is then accumulated, often by a large commercial bank or other financial institution. One or more rating agencies then analyze the loans and the underlying real estate to determine their credit quality. The mortgage loans are then deposited into an entity that is not subject to taxation, often a real estate mortgage investment conduit ("REMIC") or, in the case of the Company, a TMP. The investment vehicle then issues securities backed by the commercial mortgage loans, CMBS.

         The CMBS are divided into tranches, which are afforded certain priority rights to the cash flow from the underlying mortgage loans. Interest payments typically flow first to the most senior tranche until it receives all of its accrued interest and then to the junior tranches in order of seniority until all available interest is exhausted. Principal payments typically flow to the most senior tranche until it is retired. Tranches are then retired in order of seniority, based on available principal. Losses, if any, are generally first applied against the principal balance of the lowest rated or unrated tranche. Losses are then applied in reverse order of seniority. Each tranche is assigned a credit rating by one or more rating agencies based on the agencies' assessment of the likelihood of the tranche receiving its stated payment of principal. The CMBS are then sold to investors through either a public offering or a private placement. The Company has primarily focused on acquiring or retaining non-investment grade and unrated tranches, issued by mortgage conduits, where the Company believed its market knowledge and real estate expertise allowed it to earn attractive risk-adjusted returns.

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

         The CMBS market was adversely affected by the turmoil which occurred in the capital markets commencing in late summer of 1998 that caused spreads between CMBS yields and the yields on U.S. Treasury securities with comparable maturities to widen, resulting in a decrease in the value of CMBS. As a result, the creation of new CMBS and the trading of existing CMBS came to a near standstill. In late November 1998, buying and trading activity in the CMBS market began to recover, increasing liquidity in the CMBS market; however, these improvements mostly related to investment grade CMBS. New issuances of CMBS also returned in late November 1998 and continued throughout 1999 with the issuance of newly created CMBS totaling approximately $58.3 billion for 1999. The market for Subordinated CMBS has, however, been slower to recover. It is difficult, if not impossible, to predict when, or if, the CMBS market and, in particular, the Subordinated CMBS market, will recover. Even if the market for Subordinated CMBS recovers, the liquidity of such market has historically been limited. Additionally, during adverse market conditions, the liquidity of such market has been severely limited. Therefore, management's estimate of the value of the Company's CMBS could vary significantly from the value that could be realized in a transaction between a willing buyer and a willing seller in other than a forced sale or liquidation.

SUBORDINATED CMBS ACQUISITIONS

         As of December 31, 1999, the Company's $2.3 billion portfolio of assets included $1.2 billion of Subordinated CMBS (representing approximately 51% of the Company's total consolidated assets).

         The Company did not acquire any Subordinated CMBS in 1999. In 1998, CRIIMI MAE acquired Subordinated CMBS from offerings with a total face amount of $13.5 billion. These offerings comprised approximately 17.2% of the total ($58.3 billion face amount according to COMMERCIAL MORTGAGE ALERT) CMBS market for 1998. For the year ended December 31, 1998, the Company acquired Subordinated CMBS with an aggregate face amount of approximately $1.2 billion, making the Company a leading purchaser of Subordinated CMBS in 1998. As of December 31, 1999, approximately 42% of the Company's CMBS (based on fair value) were rated BB+, BB or BB-, 27% were B+, B, B- or CCC and 10% were unrated. The remaining approximately 21% represents investment grade securities that the Company reflects on its balance sheet as a result of CBO-2. See "BUSINESS-Resecuritizations" and "BUSINESS-The Portfolio-CMBS."

         The Company generally acquired Subordinated CMBS in privately negotiated transactions, which allowed it to perform due diligence on a substantial portion of the mortgage loans underlying the Subordinated CMBS as well as the underlying real estate prior to consummating the purchase. In connection with its Subordinated CMBS acquisitions, the Company targeted diversified mortgage loan pools with a mix of property types, geographic locations and borrowers. CRIIMI MAE financed a substantial portion of its Subordinated CMBS acquisitions with short-term, variable-rate financing facilities secured by the Company's CMBS. The Company's business strategy was to periodically refinance a substantial portion of the Subordinated CMBS in its portfolio through a resecuritization of such Subordinated CMBS primarily to attain a better matching of the maturities of its assets and liabilities through the refinancing of short-term, variable-rate, recourse financing with long-term, fixed-rate, non-recourse financing. See "BUSINESS-Resecuritizations," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and Notes 5 and 9 of the Notes to Consolidated Financial Statements.

         The Company generally enters into interest rate protection agreements to mitigate the adverse effects of rising short-term interest rates on the interest payments due on its variable-rate financing facilities. It is the Company's policy to hedge at least 75% of the principal balance of its variable-rate debt with interest rate protection agreements that limit the cash flow exposure to increases in interest rates beyond a certain level on the amount of interest expense the Company must pay. As of December 31, 1999, approximately 94% of the Company's variable-rate debt was hedged by interest rate caps, a form of interest rate protection agreement. Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case CRIIMI MAE would receive payments based on the difference between the index and the cap. These payments would serve to reduce the interest payments due under the variable-rate financing facilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes 9 and 10 of the Notes to Consolidated Financial Statements for a further discussion of the Company's short-term, variable-rate secured financing facilities and interest rate protection agreements. If treasury rates increase and/or spreads widen from the December 31, 1999 levels, the value of the Company's portfolio of securities would decrease.

RESECURITIZATIONS

         The Company initially funded a substantial portion of its Subordinated CMBS acquisitions with short-term, variable-rate secured financing facilities. To further mitigate the Company's exposure to interest rate risk, the Company's business strategy was to periodically refinance a significant portion of this short-term, variable-rate debt with fixed-rate, non-recourse debt having maturities that matched those of the Company's mortgage assets securing such debt ("match-funded"). The Company effected such refinancing by pooling Subordinated CMBS, once a sufficient pool of Subordinated CMBS had been accumulated, and issuing newly created CMBS backed by the pooled Subordinated CMBS. The CMBS issued in such resecuritizations were fixed-rate obligations with maturities that matched the maturities of the Subordinated CMBS backing the new CMBS. These resecuritizations also increased the amount of borrowings available to the Company due to the increased collateral value of the new CMBS relative to the pooled Subordinated CMBS. The increase in collateral value was principally attributable to the seasoning of the underlying mortgage loans and the diversification that occurred when such Subordinated CMBS were pooled. The Company generally used the cash proceeds from the investment grade CMBS that were sold in the resecuritization to reduce the amount of its short-term, variable-rate secured borrowings. The Company then used the net excess borrowing capacity created by the resecuritization to obtain new short-term, variable-rate secured borrowings which were used with additional new short-term, variable-rate secured borrowings typically provided by the Subordinated CMBS seller and, to a lesser extent, cash, to purchase additional Subordinated CMBS. Although the Company's resecuritizations mitigated the Company's exposure to interest rate risk through match-funding, the Company's short-term, variable-rate secured borrowings increased from December 31, 1996 to December 31, 1998, as a result of the Company's continued acquisitions of Subordinated CMBS during that period.

         In December 1996, the Company completed its first resecuritization of Subordinated CMBS ("CBO-1") with a combined face value of approximately $449 million involving 35 individual securities collateralized by 12 mortgage securitization pools. The Company sold, in a private placement, securities with a face amount of $142 million and retained securities with a face amount of approximately $307 million. Through CBO-1, the Company refinanced approximately $142 million of short-term, variable-rate, secured borrowings with fixed-rate, non-recourse, match-funded debt. CBO-1 generated excess borrowing capacity of approximately $22 million primarily as a result of a higher overall weighted average credit rating for the new CMBS, as compared to the weighted average credit rating on the related CMBS collateral.

         In May 1998, the Company completed its second resecuritization of Subordinated CMBS ("CBO-2") with a combined face value of approximately $1.8 billion involving 75 individual securities collateralized by 19 mortgage securitization pools and three of the retained securities from CBO-1. In CBO-2, the Company sold, in a private placement, securities with a face amount of $468 million and retained securities with a face amount of approximately $1.3 billion. Through CBO-2, the Company refinanced approximately $468 million of short-term, variable-rate secured borrowings with fixed-rate, non-recourse, match-funded debt. CBO-2 generated net excess borrowing capacity of approximately $160 million primarily as a result of a higher overall weighted average credit rating for the new CMBS, as compared to the weighted average credit rating on the related CMBS collateral. See "LEGAL PROCEEDINGS" for information regarding the sale of additional CBO-2 CMBS.

         As of December 31, 1999, the Company's total debt was approximately $2.0 billion, of which approximately 53% was fixed-rate, match-funded debt and approximately 47% was short-term, variable-rate or fixed-rate debt that was recourse to the Company and not match-funded. For the year ended December 31, 1999, the Company's weighted average cost of borrowing (including amortization of discounts and deferred financing fees of approximately $8.7 million) was approximately 7.64%. See "BUSINESS-Subordinated CMBS Acquisitions," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes 5, 9 and 10 of the Notes to Consolidated Financial Statements for further information regarding the Company's resecuritizations, short-term, variable-rate secured financings, and interest rate caps.

LOAN ORIGINATIONS AND SECURITIZATIONS

         Prior to the Petition Date, the Company originated mortgage loans principally through mortgage loan conduit programs with major financial institutions for the primary purpose of pooling such loans for securitization. The Company viewed a securitization as a means of extracting the maximum value from the mortgage loans originated. A portion of the mortgage loans originated was financed through the creation and sale of investment grade CMBS to third parties in connection with the securitization. The Company received net cash flow on the CMBS not sold to third parties after payment of amounts due to secured creditors who had provided acquisition financing. Additionally, the Company received origination and servicing fees related to the mortgage loan conduit programs.

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

         Prior to the Petition Date, the Company had originated over $900 million in aggregate principal amount of loans. In June 1998, the Company securitized approximately $496 million of the commercial mortgage loans originated or acquired through a mortgage loan conduit program with Citicorp Real Estate, Inc. ("Citibank"), and through CRIIMI MAE CMBS Corp., issued Commercial Mortgage Loan Trust Certificates, Series 1998-1 ("CMO-IV"). A majority of these mortgage loans were "No Lock" loans. In CMO-IV, CRIIMI MAE sold $397 million face amount of fixed-rate, investment grade CMBS. The Company originally intended to sell all of the investment grade tranches of CMO-IV; however, two investment grade tranches were not sold until 1999. CRIIMI MAE has call rights on each of the issued securities and therefore has not surrendered control of the bonds, thus requiring the transaction to be accounted for as a financing of the mortgage loans collateralizing the investment grade CMBS sold in the securitization. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources" and Notes 6 and 9 of the Notes to Consolidated Financial Statements for additional information regarding this securitization, including the 1999 sales of the two remaining investment grade tranches and certain financial and accounting effects of such sales.

         At the time it filed for bankruptcy, the Company had a second mortgage loan conduit program with Citicorp Real Estate, Inc. (the "Citibank Program") and a loan conduit program with Prudential Securities Incorporated and Prudential Securities Credit Corporation (collectively, "Prudential") (the "Prudential Program").

         Each Program provided that during the warehouse period, the financial institution party would fund and originate in its name all mortgage loans under the Program, and CRIIMI MAE would deposit a portion of each loan amount in a reserve account. In each Program, the financial institution was responsible for executing an interest rate hedging strategy.

         The Citibank Program provided for CRIIMI MAE to pay to Citibank the face value of the loans originated through the Program, which were funded by Citibank and not otherwise securitized, plus or minus any hedging loss or gain, on December 31, 1998. To secure this obligation, CRIIMI MAE was required to deposit a portion of the principal amount of each originated loan in a reserve account.

         On April 5, 1999, the Bankruptcy Court entered a Stipulation and Consent Order (the "Order"), negotiated by the Company and Citibank. The negotiations were in response to a letter Citibank sent to the Company on October 5, 1998 alleging that the Company was in default under the Citibank Program and that it was terminating the Citibank Program. The Order provided that Citibank would, with CRIIMI MAE's cooperation, sell the loans originated under the Citibank Program pursuant to certain specified terms and conditions. All of the commercial loans originated under the Citibank Program were sold in 1999 at a loss to the Company. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources" and Notes 6 and 9 of the Notes to Consolidated Financial Statements for a further discussion of these commercial loan sales and certain financial and accounting effects of such sales.

         Under the Prudential Program, the Company had an option to pay to Prudential the face value of the loan plus or minus any hedging loss or gain, at the earlier of June 30, 1999, or the date by which a stated quantity of loans for securitization had been made. Under the Prudential Program, the Company was required to fund a reserve account of approximately $2 million for the sole loan originated under this Program. Since CRIIMI MAE was unable to exercise its option under the Prudential Program, the Company forfeited the amount of the reserve account. CRIIMI MAE intends to sell the loan originated under the Prudential Program. There can be no assurance that an agreement will be reached with Prudential or, if reached that such agreement would be approved by the Bankruptcy Court.

SERVICING

         CRIIMI MAE conducts its mortgage loan servicing and advisory operations through its affiliate, CMSLP. At the time of the Chapter 11 filing, CMSLP was responsible for certain servicing functions on a mortgage loan portfolio of approximately $32.0 billion, as compared to approximately $16.5 billion as of December 31, 1997. Prior to the Petition Date, CRIIMI MAE increased its mortgage loan servicing and advisory operations primarily through its purchases of Subordinated CMBS by acquiring certain servicing rights for the mortgage loans collateralizing the Subordinated CMBS, as well as providing servicing on the loans originated through the CRIIMI MAE loan origination programs.

         CMSLP did not file for protection under Chapter 11. However, because of the related party nature of its relationship with CRIIMI MAE, CMSLP has been under a high degree of scrutiny from servicing rating agencies. As a result of CRIIMI MAE's Chapter 11 filing, CMSLP was also declared in default under certain credit agreements with First Union National Bank ("First Union"). In order to repay all such credit agreement obligations and to increase its liquidity, CMSLP arranged for ORIX Real Estate Capital Markets, LLC ("ORIX"), formerly known as Banc One Mortgage Capital Markets, LLC, to succeed it as master servicer on two commercial mortgage pools on October 30, 1998. In addition, in order to allay rating agency concerns stemming from CRIIMI MAE's Chapter 11 filing, in November 1998, CRIIMI MAE designated ORIX as special servicer on 33 separate CMBS securitizations totaling approximately $29 billion, subject to certain requirements contained in the respective servicing agreements. As of December 31, 1999, CMSLP continued to perform special servicing as sub-servicer for ORIX on all but five of these securitizations. As of December 31, 1999, CRIIMI MAE remained the owner of the lowest rated tranche of the related Subordinated CMBS and, as such, retains rights pertaining to ownership, including the right to replace the special servicer. CMSLP also lost the right to specially service the DLJ MAC 95 CF-2 securitization when the majority holder of the lowest rated tranches replaced CMSLP as special servicer. As of December 31, 1999 and 1998, CMSLP's remaining servicing portfolio was approximately $28 billion and $31 billion, respectively. As part of CRIIMI MAE's Plan, certain of the Company's non-resecuritized CMBS are intended to be sold. As such, CMSLP will lose its special servicing rights related to these CMBS. In 1999, CMSLP generated gross revenues of $1.1 million in fees on these CMBS.

         CMSLP's principal servicing activities are described below.

         SPECIAL SERVICING

         A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When acquiring Subordinated CMBS, CRIIMI MAE typically required that it retain the right to appoint the special servicer for the related mortgage pools. When serving as special servicer of a CMBS pool, CMSLP has the authority to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. CRIIMI MAE believes that because it owns the lowest rated or unrated tranche (first loss position) of the Subordinated CMBS, CMSLP has an incentive to quickly resolve any loan workouts. During the year ended December 31, 1999, CMSLP successfully resolved approximately $174.1 million of CMBS loan workouts. As of December 31, 1999, CMSLP was designated as the special servicer (or sub-special servicer) for approximately 4,978 commercial mortgage loans, representing an aggregate principal amount of approximately $27 billion. Such commercial mortgage loans represent substantially all of the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio.

         As of December 31, 1999, CMSLP had a special servicer rating of "above average" from Fitch IBCA and had been approved on a transactional basis by Moody's Investors Service, Inc. ("Moody's") and Duff & Phelps Credit Rating Co. However, CMSLP lost an "acceptable" special servicer rating by Standard & Poor's ("S&P") in October 1998 as a result of the Chapter 11 filing of CRIIMI MAE. Also, as a result of the Chapter 11 filing, Fitch IBCA placed CMSLP's special servicing rating on "rating watch".

         MASTER SERVICING

         A master servicer typically provides administrative and reporting services to the trustee with respect to a particular issuance of CMBS. Mortgage loans underlying CMBS generally are serviced by a number of primary servicers. Under most master servicing arrangements, the primary servicers retain primary responsibility for administering the mortgage loans and the master servicer acts as an intermediary in overseeing the work of the primary servicers, monitoring their compliance with the standards of the issuer of the related CMBS and consolidating the servicers' respective periodic accounting reports for transmission to the trustee. When acting as master servicer of a CMBS pool, CMSLP has greater control over the mortgage assets underlying its Subordinated CMBS, including the authority to (i) collect monthly principal and interest payments (either from a direct servicer or directly from borrowers) on loans comprising a CMBS pool and remit such amounts to the pool trustee, (ii) oversee the performance of sub-servicers and (iii) report to trustees. As master servicer, CMSLP is usually paid a fee and can earn float income on the deposits it holds. In addition to this fee and float income, the master servicer typically has more direct and regular contact with borrowers than the special servicer. As of December 31, 1999, CMSLP remained master servicer on three CMBS portfolios representing commercial mortgage loans with an aggregate principal amount of approximately $2.3 billion.

         As of December 31, 1999, CMSLP had a master servicer rating of "acceptable" from Fitch IBCA and had been approved on a transactional basis by Moody's. However, CMSLP lost an acceptable master servicer rating from S&P in October 1998 as a result of the Chapter 11 filing of CRIIMI MAE. Also, as a result of the Chapter 11 filing, Fitch IBCA placed CMSLP's master servicer rating on "rating watch".

         DIRECT (OR PRIMARY) SERVICING

         Direct (or primary) servicers typically perform certain functions for the master servicer. Direct serviced loans are those loans for which CMSLP collects loan payments directly from the borrower (including tax and insurance escrows and replacement reserves). The loan payments are remitted to the master servicer for the loan (which may be the same entity as the direct servicer), usually on a fixed date each month. The direct servicer is usually paid a fee to perform these services, and is eligible to earn float income on the deposits held. In addition to this fee and float income, the direct servicer, like the master servicer, typically has more direct and regular contact with borrowers than the special servicer. As of December 31, 1999, CMSLP was designated direct servicer for approximately 502 commercial mortgage loans, representing an aggregate principal amount of approximately $2.4 billion. This number of loans excludes loans that are both direct and master serviced by CMSLP, which are included in the master servicing figures above.

         LOAN MANAGEMENT

         In certain cases, CMSLP acts as loan manager and monitors the ongoing performance of properties securing the mortgage loans underlying its Subordinated CMBS portfolio by continuously reviewing the property level operating data and regular site inspections. For approximately half of these loans, CMSLP performs these duties on a contractual basis; for the remaining loans, as part of its routine asset monitoring process, it reviews the analysis performed by other servicers. This allows CMSLP to identify and resolve potential issues that could result in losses. As of December 31, 1999, CMSLP served as contractual loan manager for approximately 2,464 commercial mortgage loans representing an aggregate principal amount of approximately $12.0 billion. As of December 31, 1999, CMSLP performed surveillance on analyses performed by other servicers for approximately 2,456 commercial mortgage loans, representing an aggregate principal amount of $14.8 billion.

UNDERWRITING PROCEDURES

         CRIIMI MAE believes that its experience in underwriting has enabled it to maintain the overall quality of assets underlying its CMBS portfolio and to properly manage certain of the risks associated with mortgage loans underlying acquired Subordinated CMBS and loan originations. Since the Company generally acquired CMBS through privately negotiated transactions and originated commercial mortgage loans through its regional offices, it was able to perform extensive due diligence on a majority of the mortgage loans as well as the underlying real estate prior to consummating any purchase or origination. The Company underwrote every loan it originated and re-underwrote a substantial portion of the loans underlying the Subordinated CMBS it acquired. Furthermore, the Company's credit committee, composed of members of senior management, reviewed originated loans and Subordinated CMBS acquisitions. The Company also placed underwriting personnel in its regional origination offices, not only to provide a timely response to the originators but also to achieve a thorough understanding of local markets and demographic trends.

         CRIIMI MAE's underwriting guidelines were designed to assess the adequacy of the real property as collateral for the loan and the borrower's creditworthiness. The underwriting process entailed a full independent review of the operating records, appraisals, environmental studies, market studies and architectural and engineering reports, as well as site visits to properties representing a majority of the CMBS portfolio. The Company then tested the historical and projected financial performance of the properties to determine their resiliency to a market downturn and applied varying capitalization rates to assess collateral value. To assess the borrower's creditworthiness, the Company reviewed the borrower's financial statements, credit history, bank references and managerial experience. The Company purchased Subordinated CMBS when the loans it believed to be problematic

(i.e., that did not meet its underwriting criteria) were excluded from the CMBS pool, and when satisfactory arrangements existed that enabled the Company to closely monitor the underlying mortgage loans and provided the Company with appropriate workout and foreclosure rights.

EMPLOYEES

         As of March 15, 2000, the Company had 44 full-time employees, and CMSLP had 110 full-time employees. Prior to the Petition Date on September 30, 1998, the Company had 170 full-time employees, and CMSLP had 113 full-time employees.

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

         In addition, to ensure the Company's continued retention of its executives and other employees and to provide meaningful incentives for these employees to work toward the Company's financial recovery and reorganization, the Company's management and Board of Directors developed a comprehensive and integrated program to retain its executives and other employees throughout the reorganization. On December 18, 1998, the Company obtained Bankruptcy Court approval to adopt and implement an employee retention program (the "Employee Retention Plan") with respect to all employees of the Company other than certain key executives. On February 28, 1999, the Company received Bankruptcy Court approval authorizing it to extend the Employee Retention Plan to the key executives initially excluded, including modifying existing employment agreements and entering into new employment agreements with such key executives. The Employee Retention Plan permitted the Company to approve ordinary course employee salary increases beginning in March 1999, subject to certain limitations, and to grant options to its employees after the Petition Date, up to certain limits. The Employee Retention Plan also provides for retention payments aggregating up to approximately $3.5 million, including payments to certain executives. Retention payments are payable semiannually over a two-year period. The first retention payment of approximately $909,000 vested on April 5, 1999, and was paid on April 15, 1999. The second retention payment of approximately $865,000 vested on October 5, 1999, and was paid on October 15, 1999. The third retention payment of approximately $653,000 vested on April 5, 2000 and will be paid on April 14, 2000. The entire unpaid portion of the retention payments will become due and payable (i) upon the effective date of a plan of reorganization of the Company and, with respect to certain key executives, court approval or (ii) upon termination without cause. William B. Dockser, Chairman of the Board of Directors, and H. William Willoughby, President, are not currently entitled to receive any retention payments. Subject to the terms of their respective employment agreements, certain key executives will be entitled to severance benefits if they resign or their employment is terminated following a change of control. The other employees will be entitled to severance benefits if they are terminated without cause subsequent to a change of control of the Company and CM Management. In addition, options granted by the Company after October 5, 1998 will, subject to Bankruptcy Court approval, become exercisable upon a change of control. For a discussion of the Employee Retention Plan as it relates to named key executives of the Company, see "EXECUTIVE COMPENSATION-Employment Agreements."

THE PORTFOLIO

CMBS

         FAIR VALUE. As of December 31, 1999, the Company owned, for purposes of generally accepted accounting principles ("GAAP"), CMBS rated from A to CCC and unrated with a total fair value amount of approximately $1.2 billion (representing approximately 51% of the Company's total consolidated assets) and an aggregate amortized cost of approximately $1.4 billion.

                                      Weighted                                 Range of Discount   Amortized       Amortized
                    Face Amount        Average       Weighted    Fair Value     Rates Used to      Cost as of     Cost as of
                   as of 12/31/99       Pass-        Average    as of 12/31/99  Calculate Fair      12/31/99       12/31/98
Security Rating    (in millions)     Through Rate    Life(1)   (in millions)(2)   Value (2)      (in millions)   (in millions)
----------------   -------------    -------------  ----------- ---------------- -------------    --------------   ------------
A (3)                  $ 62.6           7.0%       6 years         $ 54.5               9.8%            $ 57.4         $ 57.0

BBB (3)                 150.6           7.0%      12 years          116.1              10.5%             127.7          126.9

BBB-(3)                 115.2           7.0%      12 years           82.6              11.4%              93.5           92.8

BB+                     394.6           7.0%      13 years          255.3        11.4%-13.2%             305.5          317.9

BB                      279.0           6.9%      14 years          192.8        11.8%-13.9%             206.1          259.1

BB-                      89.1           6.8%      14 years           51.2        13.2%-14.9%              58.6           72.6

B+                      128.7           6.7%      16 years           63.7        14.5%-15.9%              82.1           93.0

B                       300.2           6.6%      16 years          141.3        15.5%-17.2%             178.2          208.9

B-                      198.7           6.7%      17 years           84.9        16.0%-19.4%              98.1          106.7

CCC                      92.0           6.8%      19 years           23.2        25.0%-30.0%              32.5           36.0

Unrated (4)             477.4           5.9%      20 years          113.7        26.0%-32.0%             134.4          159.0
                   -----------    ------------   ----------    -----------                       --------------   ------------

Total (5)(6)         $2,288.1           6.7%      15 years       $1,179.3                         $1,374.1 (7)       $1,529.9
                   ===========    ============   ==========    ===========                       ==============   ============

-------------------------------
(1) Weighted average life represents the weighted average expected life of the Subordinated CMBS prior to consideration of losses, extensions or prepayments.

(2) The estimated fair values of Subordinated CMBS represent the carrying value of these assets. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the portfolio as of December 31, 1999. As a result, the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of December 31, 1999. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The cash flows for each bond were projected assuming no prepayments and no losses, as is the market convention. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate, including institutionally available research reports and communications with dealers and active Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of December 31, 1999, it has disclosed in the table the range of discount rates by rating category used in determining these fair market values.

(3) In connection with CBO-2, $62.6 million (A rated) and $60.0 million (BBB rated) face amount of investment grade securities were sold with call options and $345 million (A rated) face amount were sold without call options. In connection with CBO-2, in May 1998, the Company initially retained $90.6 million (BBB rated) and $115.2 million (BBB- rated) face amount of securities, both with call options, with the intention to sell the securities at a later date. Such sale occurred March 5, 1999. See "LEGAL PROCEEDINGS". Since the Company retained call options on certain sold bonds, the Company did not surrender control of those assets pursuant to the requirements of FAS 125 and thus these securities are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, CRIIMI MAE has retained the securities with call options in its Subordinated CMBS portfolio reflected on its balance sheet.

(4) The unrated bond from CBO-1 experienced an approximately $1.6 million principal write down in 1999 due to a loss on the foreclosure of two underlying loans. Management believes that the current loss estimates used to recognize income related to this bond remain adequate to cover losses.

(5) Refer to Note 8 of the Notes to Consolidated Financial Statements for additional information regarding the total face amount and purchase price of Subordinated CMBS for tax purposes.

(6) Similar to the Company's other sponsored CMOs, CMO-IV, as further described in "BUSINESS-Loan Originations and Securitizations" and Note 6 of the Notes to Consolidated Financial Statements, resulted in the creation of CMBS, of which the Company sold certain tranches. Since the Company retained call options on the sold bonds, the Company did not surrender control of the assets for purposes of FAS 125 and thus the entire transaction is accounted for as a financing and not a sale. Since the entire transaction is recorded as a financing, the Subordinated CMBS are not reflected in the Company's Subordinated CMBS portfolio. Instead, the underlying mortgage loans contributed to CMO-IV are reflected in Investment in Originated Loans on the balance sheet

(7) Amortized cost reflects the $156.9 million impairment loss write-down related to the CMBS subject to the CMBS Sale. See Note 5 of the Notes to Consolidated Financial Statements.

         TYPE AND GEOGRAPHIC LOCATION OF LOANS. As of December 31, 1999 and 1998, the mortgage loans underlying the Company's CMBS portfolio were secured by properties of the types and at the locations identified below:

Property Type         1999(1)  1998(1)    Geographic Location(2)    1999(1)   1998(1)
-----------------     -------  ------     ----------------------    ------    ------
Multifamily.......       32%     31%      California.......            17%       16%
Retail............       29%     28%      Texas............            13%       12%
Office............       13%     15%      Florida..........             8%        7%
Hotel.............       14%     13%      New York.........             5%        6%
Other.............       12%     13%      Other(3).........            57%       59%
                        ---     ---                                   ---       ---
  Total...........      100%    100%        Total..........           100%      100%
                        ===     ===                                   ===       ===

-------------------------------
(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2)  No significant concentration by region.
(3)  No other individual state makes up more than 5% of the total.

         CMBS POOLS. The following table summarizes information relating to the Company's CMBS on an aggregate basis by pool as of December 31, 1999. See also
Note 5 of the Notes to Consolidated Financial Statements.

                                                                           Amortized          Original        December. 31, 1999
                                        Face Amount      Fair Value(2)       Cost         Anticipated Yield  Anticipated Yield to
Pool (1)                               (in millions)     (in millions)   (in millions)      to Maturity(3)       Maturity(3)(4)
-----------------------------------    -------------     -------------    ------------     ----------------   -----------------
Retained Securities from
   CRIIMI 1996 C1 (CBO-1)                 $111.3         $ 42.4              $ 45.0             19.5%            20.6%(5)

DLJ Mortgage Acceptance Corp.
   Series 1997 CF2 Tranche B-30C (7)         6.2           17.4                17.4              8.2%             8.2%


Nomura Asset Securities Corp.
   Series 1998-D6 Tranche B7                46.5           10.8                16.9             12.0%            12.0%

Retained Securities from
   CRIIMI 1998 C1 (CBO-2)                1,427.2          741.0               927.1             10.3%            10.2%(6)

Mortgage Capital Funding, Inc.
   Series 1998-MC1 (7)                     151.8           89.8                89.8              8.9%             9.0%

Chase Commercial Mortgage
Securities Corp.                                                                                 8.8%             8.8%
   Series 1998-1 (7)                        81.8           44.3                44.3

First Union/Lehman Brothers
   Series 1998 C2 (7)                      289.7          141.3               141.3              8.9%             9.0%

Morgan Stanley Capital I., Inc.
   Series 1998-WF2 (7)                      87.0           47.2                47.2              8.5%             8.6%(6)

Mortgage Capital Funding, Inc.
   Series 1998-MC2 (7)                      85.8           45.1                45.1              8.7%             8.8%
                                      -----------     ----------        ------------     -------------        --------

                                        $2,287.3       $1,179.3            $1,374.1              9.7%(1)         10.1%(1)
                                      ===========     ==========        ============     =============        ========

-------------------------------
(1) CRIIMI MAE, through CMSLP, performs servicing functions on a total CMBS pool of approximately $28 billion as of December 31, 1999. Of the $28 billion of mortgage loans, approximately $273.3 million are being specially serviced, of which approximately $167.5 million are being specially serviced due to payment default (including $26.8 million of Real Estate Owned) and the remainder is being specially serviced due to non-financial covenant default. Through December 31, 1999, CMSLP has resolved and transferred out of special servicing approximately $439.9 million of the approximately $713.1 million that has been transferred into special servicing. Through December 31, 1999, actual losses on mortgage loans underlying the CMBS transactions are lower than the Company's original loss estimates. See "BUSINESS-Servicing" and Note 5 of the Notes to Consolidated Financial Statements for a discussion of the transfer of special servicing to ORIX.

(2) Fair value has been calculated as described above in footnote (1) to the table on CMBS Fair Value.

(3) Represents the anticipated weighted average unleveraged yield over the expected average life of the Company's Subordinated CMBS portfolio as of the date of acquisition and December 31, 1999, respectively, based on management's estimate of the timing and amount of future credit losses and prepayments.

(4) Unless otherwise noted, changes in the December 31, 1999 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions relating to mortgage collateral.

(5) The increase in the anticipated yield resulted from the reallocation of a portion of the CBO-1 asset basis in conjunction with the CBO-2 resecuritization. In addition, while it had no impact on the anticipated yield, the unrated bond from CBO-1 experienced an approximately $1.6 million principal write-down in 1999 due to a loss on the foreclosure of two underlying loans.

(6) On October 6, 1998, Morgan Stanley and Co. International Limited ("Morgan Stanley") advised CRIIMI MAE that it was exercising alleged ownership rights over certain classes of CMBS it held as collateral. In the first quarter of 1999, the Company agreed to cooperate in selling two classes of investment grade CMBS issued by CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (the "CBO-2 BBB Bonds") and to suspend litigation with Morgan Stanley with respect to these CMBS. On March 5, 1999, the CBO-2 BBB Bonds with a $205.8 million face amount and a coupon rate of 7% were sold in a transaction that was accounted for as a financing by the Company rather than a sale. Of the $159.0 million in proceeds, $141.2 million was used to repay amounts due under the agreement with Morgan Stanley, and $17.8 million was paid to CRIIMI MAE. CRIIMI MAE and Morgan Stanley reached an agreement that called for the sale of seven classes of subordinated CMBS and a related unrated bond, issued by Morgan Stanley Capital Inc. Series 1998-WF2 (the "Wells Fargo Bonds"). The agreement was approved by the Bankruptcy Court on February 24, 2000. On February 29, 2000, the Wells Fargo Bonds were sold. Of the approximately $45.9 million in net sale proceeds, $37.5 million was used to pay off all outstanding borrowings owed to Morgan Stanley and the remaining proceeds of approximately $8.4 million will be used primarily to help fund CRIIMI MAE's Plan.

(7) As discussed further in Note 5 of the Notes to Consolidated Financial Statements, under the Plan the Company intends to sell these CMBS pools and as such, impairment was recognized as of December 31, 1999 related to these CMBS. The impairment resulted in the cost basis being written down to fair value as of December 31, 1999. As a result of this new basis, these bonds have new yields effective the first quarter of 2000.

INSURED MORTGAGE SECURITIES

         As of December 31, 1999 and 1998, the Company had $394.9 million and $488.1 million (at fair value), respectively, invested in mortgage securities, consisting of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, as well as Freddie Mac participation certificates that are collateralized by GNMA Mortgage-Backed Securities. As of December 31, 1999, approximately 15% of CRIIMI MAE's investment in mortgage securities were FHA-Insured Certificates and 85% were GNMA Mortgage-Backed Securities (including certificates that collateralize Freddie Mac participation certificates). See Notes 3 and 7 of the Notes to Consolidated Financial Statements for further discussion.

INVESTMENT IN ORIGINATED LOANS

         As of December 31, 1999 and 1998, the Company had $470.2 million and $499.1 million (at amortized cost), respectively, invested in commercial mortgage loans primarily originated through the Company's mortgage loan conduit programs and subsequently securitized in CMO-IV. Because the bonds sold in CMO-IV are subject to certain call options, under FAS 125, the entire transaction is accounted for as a financing instead of a sale and the mortgage loans are reflected on the Company's balance sheet. See "BUSINESS-Loan Originations and Securitizations" and Notes 3 and 6 of the Notes to Consolidated Financial Statements for further discussion.

         As of December 31, 1999 and 1998, the originated mortgage loans were secured by properties of the types and at the locations identified below:

Property Type                     1999(1)      1998(1)        Geographic Location(2)             1999(1)   1998(1)
--------------------------------  ------       -------        --------------------------------  --------   -------
Multifamily.....................     37%           38%        Michigan........................    20%        20%
Hotel...........................     26%           26%        Texas...........................     7%         8%
Retail..........................     20%           20%        Illinois........................     7%         7%
Office..........................     11%           11%        California......................     6%         6%
Other...........................      6%            5%        Maryland........................     6%         6%
                                 -------       -------        Connecticut.....................     6%         6%
    Total.......................    100%          100%        Florida.........................     5%         5%
                                 =======       =======         Other(3).......................    43%        42%
                                                                                                 ----       ----
                                                                   Total........................ 100%       100%
                                                                                                 ====       ====

-----------------------
(1) Based on a percentage of the total unpaid principal balance of the related loans.
(2)  No significant concentration by region.
(3)  No other state makes up more than 5% of the total.

EQUITY INVESTMENTS

     As of December 31, 1999 and 1998, the Company had approximately $34.9 million and $42.9 million, respectively, in investments accounted for under the equity method of accounting. Included in equity investments are (a) the general partnership interests in American Insured Mortgage Investors, American Insured Mortgage Investors-Series 85, L.P., American Insured Mortgage Investors L.P.-Series 86 and American Insured Mortgage Investors L.P.-Series 88 (collectively the "AIM Funds"), owned by CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, (b) a 20% limited partnership interest in the adviser to the AIM Funds, 50% of which is owned by CRIIMI MAE and 50% of which is owned by CM Management, (c) CRIIMI MAE's interest in CRIIMI MAE Services Inc., and (d) CRIIMI MAE's interest in CMSLP. See Note 3 of the Notes to Consolidated Financial Statements for further discussion.

RISK FACTORS

         The following risk factors address risks relating primarily to the Company and its operations during the pendency of the bankruptcy. Because it is not possible to predict the outcome of the Chapter 11 filing and there can be no assurance as to when or if the Company will resume business activities that it has suspended during the bankruptcy, the following discussion does not address risks relating to the resumption of the Company's Subordinated CMBS acquisition, loan origination or securitization programs. Reference is made to the Company's Plan and Proposed Disclosure Statement for risks related to the Recapitalization Financing and to confirmation and consummation of the Plan, which are generally not addressed below.

         EFFECT OF BANKRUPTCY FILING; ABILITY TO CONTINUE AS A GOING CONCERN

         Since filing for bankruptcy, CRIIMI MAE has suspended its Subordinated CMBS acquisition, origination and securitization operations, but continues to service mortgage loans through CMSLP. Accordingly, the Company's results of operations during the pendency of the bankruptcy are expected to differ materially from the Company's performance prior to the bankruptcy. Moreover, depending upon when and if any of these activities are resumed by the Company, the Company's future performance will differ materially from its present operations.

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

         On March 31, 2000, the Debtors filed their Plan and Proposed Disclosure Statement with the Bankruptcy Court. The Plan was filed with the support of the Equity Committee, which is a co-proponent of the Plan. Subject to the completion of mutually acceptable Unsecured Creditor Debt Documentation, the Unsecured Creditors' Committee has agreed to support confirmation of the Debtors' Plan. Merrill Lynch and GACC, two of the Company's largest secured creditors, would provide a significant portion of the Recapitalization Financing contemplated by the Plan. The Bankruptcy Court has scheduled a hearing for April 25 and April 26, 2000 on the Proposed Disclosure Statement filed by the Debtors.

         On December 20, 1999, the Unsecured Creditors' Committee filed its own plan of reorganization and disclosure statement, which generally provided for the liquidation of the assets of the Debtors. Such plan and disclosure statement were amended on January 11, 2000 and February 11, 2000. However, as a result of successful negotiations between the Debtors and the Unsecured Creditors' Committee, the Unsecured Creditors' Committee has agreed to the treatment of unsecured claims under the Debtors' Plan, subject to completion of mutually acceptable Unsecured Creditor Debt Documentation, and has asked the Bankruptcy Court to defer consideration of its second amended plan of reorganization and second amended proposed disclosure statement.

         At this time, it is not possible to predict the outcome of the Chapter 11 filing, in general, nor its effects on the business of the Company or on the claims and interests of creditors and shareholders. In addition, the Company's independent public accountants have issued a report expressing substantial doubt about the Company's ability to continue as a going concern.

         RISKS RELATING TO THE NECESSARY RECAPITALIZATION FINANCING

         Consummation of the Plan is conditioned upon, among other matters, the Company obtaining New Debt and completing the CMBS Sale. Although the Company has sold certain CMBS in connection with the CMBS Sale, is engaged in negotiating additional commitments for the CMBS Sale, and has agreed to terms with respect to substantially all of the New Debt, there can be no assurance that the Company will complete the CMBS Sale or obtain and satisfy all terms and conditions of the New Debt. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Note 5 of the Notes to Consolidated Financial Statements for a discussion of certain CMBS sold in February 2000 constituting a portion of the CMBS Sale.

         RISK OF LOSS OF REIT STATUS AND OTHER TAX MATTERS

         See "BUSINESS-Effect of Chapter 11 Filing on REIT Status and Other Tax Matters" for a discussion.

         TAXABLE MORTGAGE POOL RISKS

         See "BUSINESS-Effect of Chapter 11 Filing on REIT Status and Other Tax Matters" for a discussion.

         PHANTOM INCOME MAY RESULT IN ADDITIONAL TAX LIABILITY

         The Company's investment in Subordinated CMBS and certain other types of mortgage related assets may cause it, under certain circumstances, to recognize taxable income in excess of its economic income ("phantom income") and to experience an offsetting excess of economic income over its taxable income in later years. As a result, stockholders, from time to time, may be required to treat distributions that economically represent a return of capital as taxable dividends. Such distributions would be offset in later years by distributions representing economic income that would be treated as returns of capital for federal income tax purposes. Accordingly, if the Company recognizes phantom income, its stockholders may be required to pay federal income tax with respect to such income on an accelerated basis (i.e., before such income is realized by the stockholders in an economic sense). Taking into account the time value of money, such an acceleration of federal income tax liabilities would cause stockholders to receive an after-tax rate of return on an investment in the Company that would be less than the after-tax rate of return on an investment with an identical before-tax rate of return that did not generate phantom income. As the ratio of the Company's phantom income to its total income increases, the after-tax rate of return received by a taxable stockholder of the Company will decrease.

         EFFECT OF RATE COMPRESSION ON MARKET PRICE OF STOCK

         The Company's actual earnings performance as well as the market's perception of the Company's ability to achieve earnings growth may affect the market price of the Company's common stock. In the Company's case, the level of earnings (or losses) depends to a significant extent upon the width and direction of the spread between the net yield received by the Company on its income earning assets (principally, the long term, fixed-rate assets comprising its CMBS portfolio) and its floating rate cost of borrowing. In periods of narrowing or compressing spreads, the resulting pressure on the Company's earnings may adversely affect the market value of its common stock. Spread compression can occur in high or low interest rate environments and typically results when net yield on the long term assets adjusts less frequently than the current rate on debt used to finance their purchase. For example, if the Company relies on short term, floating rate borrowings to finance the purchase of long term fixed-rate CMBS assets, the Company may experience rate compression, and a resulting diminution of earnings, if the interest rate on the debt increases while the coupon and yield measure for the financed CMBS remain constant. In such an event, the market price of the common stock may decline to reflect the actual or perceived decrease in value of the Company resulting from the spread compression. In an effort to mitigate this risk, the Company as a matter of policy generally hedges at least 75% of the principal amount of its variable-rate debt with interest-rate protection agreements to protect interest cash flow against a significant rise in interest rates.

         SUBSTANTIAL INDEBTEDNESS; LEVERAGE

         The Company has substantial indebtedness. As of December 31, 1999, the Company's total consolidated indebtedness was $2.0 billion, of which $926 million was recourse debt to the Company (i.e. not match-funded debt), and stockholders' equity of $219 million. This high level of debt limits the Company's ability to obtain additional financing, reduces income available for distributions to the extent income from assets purchased with the borrowed funds fails to cover the cost of the borrowings, restricts the Company's ability to react quickly to changes in its business and makes the Company more vulnerable to economic downturn.

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

         The Company's Subordinated CMBS can change in value due to a number of economic factors. These factors include changes in the underlying real estate, fluctuations in Treasury rates, and supply/demand mismatches which are reflected in CMBS pricing spreads. For instance, changes in the credit quality of the properties securing the underlying mortgage loans can result in interest payment shortfalls, to the extent there are mortgage payment delinquencies, and principal losses, to the extent that there are payment defaults and the amounts are not fully recovered. These losses may result in a permanent decline in the value of the CMBS, and the losses may change the Company's anticipated yield to maturity if the losses are in excess of those previously estimated. CMBS are priced at a spread above the current Treasury security with a maturity that most closely matches the CMBS' weighted average life. The value of CMBS can be affected by changes in Treasury rates, as well as changes in the spread between such CMBS and the Treasury security with a comparable maturity. For example, the spread to Treasury of a CMBS may have increased from 400 basis points to 500 basis points. If the Treasury security with a comparable maturity had a constant yield of 5% then, in this example, the yield on the CMBS would have changed from 9% to 10% and accordingly, the value of such CMBS would have declined. Generally, increases and decreases in both Treasury rates or spreads will result in temporary changes in the value of the Subordinated CMBS assuming that the Company has the ability and intent to hold its CMBS investments until maturity. However, such temporary changes in the value of Subordinated CMBS become permanent changes realized through the income statement when the Company no longer intends or fails to have the ability to hold such Subordinated CMBS to maturity. The Company has historically been unable to obtain financing at the time of acquisition that matches the maturity of the related investments, resulting in a periodic need to obtain short-term financing secured by the Company's CMBS. The inability to refinance this short-term floating-rate financing with long-term fixed-rate financing or a decline in the value of the collateral securing such short-term floating-rate indebtedness could result in a situation where the

Company is required to sell CMBS or provide additional collateral, which could have, and has had, an adverse effect on the Company and its financial position and results of operations. The Company's ability to borrow amounts in the future may be impacted by, among other things, the credit performance of the underlying pools of commercial mortgage loans, and other factors affecting the Subordinated CMBS that it owns.

         LIMITED PROTECTION FROM HEDGING TRANSACTIONS

         To minimize the risk of interest rate increases on interest expense as it relates to its short-term, variable-rate debt, the Company follows a policy to hedge at least 75% of the principal amount of its variable-rate debt with interest rate protection agreements in order to provide a ceiling on the amount of interest expense payable by the Company. As of December 31, 1999, 94% of the Company's outstanding variable-rate debt was hedged with interest rate protection agreements that partially limit the impact of rising interest rates above a certain defined threshold, or strike price. When these interest rate protection agreements expire, the Company will have increased interest rate risk unless it is able to enter into replacement interest rate protection agreements. As of December 31, 1999, the weighted average remaining term for the interest rate protection agreements was approximately one year with a weighted average strike price of 6.7%. The highest rate for one-month LIBOR during 1999 was 6.5%. There can be no assurance that the Company will be able to maintain interest rate protection agreements to meet its hedge policy on satisfactory terms or to adequately protect against rising interest rates on the Company's debt. In addition, the Company does not currently hedge against any interest rate risks, including increases in interest rate spreads and increases in Treasury rates, which adversely affect the value of its CMBS. Moreover, hedging involves risk and typically involves costs, including transaction costs. Such costs increase dramatically as the period covered by the hedging increases and during periods of rising and volatile interest rates. The Company may increase its hedging activity and, thus, increase its hedging costs during such periods when interest rates are volatile or rising and hedging costs have increased.

         RISK OF FORECLOSURE ON PLEDGED CMBS

         Additionally, changes in interest rates, as well as changes in market spreads, may cause the value of the Company's CMBS portfolio to decrease. A decrease in the market value of these assets may cause lenders to seek relief from the automatic stay provision of the Bankruptcy Code to foreclose on the collateral or take other action.

         LIMITED LIQUIDITY OF SUBORDINATED CMBS MARKET

         There is currently no active secondary trading market for Subordinated CMBS. This limited liquidity results in uncertainty in the valuation of the Company's portfolio of Subordinated CMBS. In addition, even if the market for Subordinated CMBS fully recovers, the liquidity of such market has historically been limited; and furthermore, during adverse market conditions the liquidity of such market has been severely limited, which would impair the amount the Company could realize if it were required to sell a portion of its Subordinated CMBS.

         PENDING LITIGATION

         The Company is involved in material litigation. See "LEGAL PROCEEDINGS" for descriptions of such litigation and other legal proceedings.

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

         To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities and originated loans constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of December 31, 1999, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

         EFFECT OF ECONOMIC RECESSION ON LOSSES AND DEFAULTS

         Economic recession may increase the risk of default on commercial mortgage loans and correspondingly increase the risk of losses on the Subordinated CMBS backed by such loans. Economic recession may also cause declining values of commercial real estate securing the outstanding mortgage loans, weakening collateral coverage and increasing the possibility of losses in the event of a default. In addition, an economic recession may cause reduced demand for commercial mortgage loans.

         RESULTS OF OPERATIONS ADVERSELY AFFECTED BY FACTORS BEYOND COMPANY'S CONTROL

         The Company's results of operations can be adversely affected by various factors, many of which are beyond the control of the Company, and will depend on, among other things, the level of net interest income generated by, and the market value of, the Company's CMBS portfolio. The Company's net interest income and results of operations will vary primarily as a result of fluctuations in interest rates, CMBS pricing, and borrowing costs. The Company's results of operations also will depend upon the Company's ability to protect against the adverse effects of such fluctuations as well as credit risks. Interest rates, credit risks, borrowing costs and credit losses depend upon the nature and terms of the CMBS, conditions in financial markets, the fiscal and monetary policies of the U.S. government, international economic and financial conditions and competition, none of which can be predicted with any certainty. Because changes in interest rates may significantly affect the Company's CMBS and other assets, the operating results of the Company will depend, in large part, upon the ability of the Company to manage its interest rate and credit risks effectively while maintaining its status as a REIT. See "BUSINESS-Risk Factors-Limited Protection from Hedging Transactions" for further discussion.

         BORROWING RISKS

         A substantial portion of the Company's borrowings is, and is expected to continue to be, in the form of collateralized borrowings. The terms of the New Debt contemplated to be provided by Merrill and GACC will be collateralized by first-priority liens and security interests in certain assets, and will be subject to a number of terms, conditions and restrictions including, without limitation, scheduled principal and interest payments, accelerated principal payments, restrictions and requirements with respect to the collection, management, use and application of funds, and certain approval rights with respect to Board of Directors. Certain events, including, without limitation, the failure to satisfy certain payment obligations will result in further restrictions on the ability of the Company to take certain actions including, without limitation, to pay cash dividends to preferred or common shareholders. The unsecured creditor New Debt will be collateralized by first or second priority liens or security interests in certain assets or proceeds, and will be subject to a number of terms, conditions and restrictions including, without limitation, scheduled principal and interests payments, and restrictions and requirements with respect to the use of funds.

         A substantial portion of the Company's borrowings are, and a limited portion of the Company's borrowings in the future, if CMBS acquisitions are resumed, may be, in the form of collateralized, short-term floating-rate secured borrowings. The amount borrowed under such agreements is typically based on the market value of the CMBS pledged to secure specific borrowings. Under adverse market conditions, the value of pledged CMBS would decline, and lenders could initiate margin calls (in which case the Company could be required to post additional collateral or to reduce the amount borrowed to restore the ratio of the amount of the borrowing to the value of the collateral). The Company may be required to sell CMBS to reduce the amount borrowed. If these sales were made at prices lower than the carrying value of the CMBS, the Company would experience losses.

         A default by the Company under its collateralized borrowings could result in a liquidation of the collateral. If the Company is forced to liquidate CMBS that qualify as qualified real estate assets (under the REIT Provisions of the Internal Revenue Code) to repay borrowings, there can be no assurance that it will be able to maintain compliance with the REIT Provisions of the Internal Revenue Code regarding asset and source of income requirements.

         SHAPE OF THE YIELD CURVE ADVERSELY AFFECTS INCOME

         The relationship between short-term and long-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than long-term interest rates. If short-term interest rates rise disproportionately relative to long-term interest rates (a flattening of the yield curve), the borrowing costs of the Company may increase more rapidly than the interest income earned on its assets. Because borrowings will likely bear interest at short-term rates (such as LIBOR) and CMBS will likely bear interest at medium-term to long-term rates (such as those calculated based on the Ten-Year U.S. Treasury Rate), a flattening of the yield curve will tend to decrease the Company's net income, assuming the Company's short-term borrowing rates bear a strong relationship to short-term Treasury rates. Additionally, to the extent cash flows from long-term assets are reinvested in other long-term assets, the spread between the coupon rates of long-term assets and short-term borrowing rates may decline and also may tend to decrease the net income and mark-to-market value of the Company's net assets. It is also possible that short-term interest rates may adjust relative to long-term interest rates such that the level of short-term rates exceeds the level of long-term rates (a yield curve inversion). In this case, as well as in a positively sloped yield curve environment, borrowing costs could exceed the interest income and operating losses would be incurred.

         YEAR 2000

         During the transition from 1999 to 2000, the Company did not experience any significant problems or errors in its information technology ("IT") systems or date-sensitive embedded technology that controls certain systems. Based on operations since January 1, 2000, the Company does not expect any significant impact to its business, operations, or financial condition as a result of the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. The Company is not aware of any significant Year 2000 problems affecting third parties with which the Company interfaces directly or indirectly.

         RISKS ASSOCIATED WITH TRADER ELECTION

         On March 15, 2000, the Company determined to elect mark-to-market treatment as a securities trader for 2000. See "BUSINESS-Effect of Chapter 11 Filing on REIT Status and Other Tax Matters-Taxable Income Distributions" for further discussion. There is no assurance, however, that the Company's election will not be challenged on the ground that it is not in fact a trader in securities, or that it is only a trader with respect to some, but not all, of its securities. As such, there is a risk that the Company will be limited in its ability to recognize certain losses if it is not able to mark-to-market its securities.

         The election to be treated as a trader will result in net operating losses ("NOLs") that generally may be carried forward for 20 years. The Company believes that it may experience an "ownership change" within the meaning of
Section 382 of the Code. Consequently, its use of NOLs generated before the ownership change to reduce taxable income after the ownership change may be subject to limitation under Section 382. Generally, the use of NOLs in any year is limited to the value of the Company's stock on the date of the ownership change multiplied by the long-term tax exempt rate (published by the IRS) with respect to that date.

         For the year ended December 31, 2000, taxable income (loss) may be different from the net income (loss) as calculated according to GAAP as a result of, among other things, differing treatment of the unrealized gains and losses on securities transactions as well as other timing differences. For the Company's tax purposes, unrealized gains (losses) will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income (loss) for the year.

ITEM 2.           PROPERTIES

         CRIIMI MAE leases its corporate offices at 11200 Rockville Pike, Rockville, Maryland. As of March 24, 2000, these offices occupy approximately 68,500 square feet.


ITEM 3.           LEGAL PROCEEDINGS

BANKRUPTCY PROCEEDINGS

         On the Petition Date, the Debtors each filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. These cases are being jointly administered for procedural purposes. None of the cases has been substantively consolidated. Under the Bankruptcy Code, the Debtors are authorized to manage their respective affairs and operate their businesses as debtors-in-possession while they attempt to confirm and consummate their plan of reorganization that will restructure their financial affairs and allow them to emerge from bankruptcy. As a debtor-in-possession under the Bankruptcy Code, no Debtor may engage in any transaction outside the ordinary course of business without the approval of the Bankruptcy Court. The following discussion describes certain aspects of the Chapter 11 cases of the Debtors (the "Chapter 11 Cases"), but it is not intended to be a complete summary.

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

         As noted above, the Debtors are authorized to manage their respective properties and operate their respective businesses pursuant to the Bankruptcy Code. During the course of the Chapter 11 Cases, the Debtors will be subject to the jurisdiction and supervision of the Bankruptcy Court. The United States Trustee has appointed (i) the Unsecured Creditors' Committee, (ii) the Official Committee of Unsecured Creditors in the CM Management Chapter 11 Case (the "CMM Creditors' Committee") and (iii) the Equity Committee (collectively, the "Committees"). The Committees are expected to participate in the formulation of the plans of reorganization for the respective Debtors. The Debtors are required to pay certain expenses of the Committees, including professional fees, to the extent allowed by the Bankruptcy Court.

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

         The Debtors' initial exclusivity period to file a plan of reorganization ended on February 2, 1999. The Bankruptcy Court extended this period through August 2, 1999 and again through September 10, 1999. The Debtors sought a third extension of exclusivity through November 10, 1999 and on September 20, 1999, the Bankruptcy Court entered an order (i) extending the Debtors' right to file a plan of reorganization through October 16, 1999, (ii) providing the Unsecured Creditors' Committee and the Equity Committee the right to jointly file a plan of reorganization through October 16, 1999 and (iii) providing that any party in interest may file a plan of reorganization after October 16, 1999. The Debtors filed (i) a Joint Plan of Reorganization on September 22, 1999, (ii) an Amended Joint Plan of Reorganization and proposed Joint Disclosure Statement on December 23, 1999, and (iii) a Second Amended Joint Plan of Reorganization and Amended Joint Disclosure Statement on March 31, 2000. The filing of the Debtors' Plan and Proposed Disclosure Statement on March 31, 2000 was filed with the support of the Equity Committee, which is a co-proponent of the Plan. Subject to the completion of mutually acceptable Unsecured Creditor Debt Documentation, the Unsecured Creditors' Committee has agreed to support confirmation of the Debtors' Plan.

         On December 20, 1999, the Unsecured Creditors' Committee filed its own plan of reorganization and proposed disclosure statement with the Bankruptcy Court. On January 11, 2000 and on February 11, 2000, the Unsecured Creditors' Committee filed its first and second amended plans of reorganization, respectively, with the Bankruptcy Court and its amended proposed disclosure statements with respect thereto. However, as a result of the successful negotiations between the Debtors and the Unsecured Creditors' Committee, the Unsecured Creditors' Committee has agreed to the treatment of unsecured claims under the Debtors' Plan, subject to completion of mutually acceptable Unsecured Creditor Debt Documentation, and has asked the Bankruptcy Court to defer consideration of its second amended plan of reorganization and second amended proposed disclosure statement. Accordingly, the Debtors, the Equity Committee and the Unsecured Creditors' Committee are together presenting the Debtors' Plan for approval by all classes of impaired creditors and equity security holders.

         The Bankruptcy Court has scheduled a hearing for April 25 and April 26, 2000 on the Proposed Disclosure Statement. Once the Proposed Disclosure Statement has been approved by the Bankruptcy Court, it will be sent, together with the Plan with respect thereto, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following voting on the Plan by impaired classes of creditors and equity security holders, the Bankruptcy Court, after notice and a hearing, will consider whether to confirm the Plan. To confirm a plan, the Bankruptcy Court is required to find among other things: (i) with respect to each class of impaired creditors and equity security holders, that each holder of a claim or interest of such class either (a) will, pursuant to the plan, receive or retain property of a value as of the effective date of the plan, that is at least as much as such holder would have received in a liquidation on such date of the Debtors or (b) has accepted the plan, (ii) with respect to each class of claims or equity security holders, that such class has accepted the plan or is not impaired under the plan, and (iii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the Debtors or any successor unless such liquidation or reorganization is proposed in the plan. No date has yet been set by the Bankruptcy Court for a confirmation hearing.

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

         On September 7, 1999, the Company filed a Motion to Approve Stipulation and Consent Order Providing for Adequate Protection. On or about September 27, 1999, the Unsecured Creditors' Committee and the Equity Committee filed a joint objection to the motion. On December 3, 1999, the Bankruptcy Court entered the Stipulation and Consent Order Providing Adequate Protection (the "Adequate Protection Order"), certain provisions of which were effective retroactively. Pursuant to the Adequate Protection Order, having a retroactive effect, a segregated interest bearing debtor-in-possession account was created (the "Cash Collateral Account") into which the Company's Distribution Share was deposited during the months of August through December 1999. An additional 50% of the Company's Distribution Share was deposited between January and March 2000. The Adequate Protection Order provides Merrill Lynch with a first priority lien on the Cash Collateral Account. Subject to certain material adverse changes defined in the Adequate Protection Order, Merrill Lynch agreed not to seek further adequate protection or relief from the automatic stay before March 31, 2000.

         MORGAN STANLEY

         As of the Petition Date, the Company owed Morgan Stanley approximately $182.4 million with respect to advances to the Company under an agreement pursuant to which the Company pledged CMBS. The borrowings under this agreement were secured by certain CMBS, including (i) CRIIMI MAE Commercial Mortgage Trust, Series 1998-C1, Class B and C Certificates (collectively or any portion thereof, the "CBO-2 BBB Bonds") and (ii) Morgan Stanley Capital I., Inc., Series 1998-W2, Class F, G, H, J, K, L and M Certificates (collectively or any portion thereof, the "Wells Fargo Bonds" and, together with the CBO-2 BBB Bonds, the "Morgan Collateral").

         On October 6, 1998, Morgan Stanley advised the Company that it was exercising alleged ownership rights over the Morgan Collateral. On October 20, 1998, the Company filed an adversary proceeding against Morgan Stanley alleging, among other things, that Morgan Stanley violated the automatic stay, and seeking turnover of the Morgan Collateral.

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

         The Company and Morgan Stanley reached an agreement to sell the Wells Fargo Bonds (the "Morgan Stanley Agreement"). CRIIMI MAE filed a motion with the Bankruptcy Court to approve the Morgan Stanley Agreement on February 1, 2000. That motion was approved by the Bankruptcy Court on February 24, 2000. On February 29, 2000, the Wells Fargo Bonds were sold. Of the approximately $45.9 million in net sales proceeds, $37.5 million was used to pay off all outstanding borrowings owed to Morgan Stanley and the remaining proceeds of approximately $8.4 million will be used primarily to help fund CRIIMI MAE's Plan. Pursuant to the terms of the Morgan Stanley Agreement, the Company and Morgan Stanley mutually released any claims that they may have against each other and filed a stipulation of dismissal with prejudice of the October 20, 1998 adversary proceeding.

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

         On March 11, 1999, the Company finalized agreements with Citicorp and Citibank, pursuant to which the parties agreed to adjourn the pending litigation for a four-month period. The Bankruptcy Court agreed to a request by CRIIMI MAE, Citibank, and the Unsecured Creditors' Committee to further postpone the pending litigation on July 7, 1999 and again on September 10, 1999. The trial has not been rescheduled.

         The agreements reached by the Company with Citicorp and Citibank on March 11, 1999 were approved by the Bankruptcy Court through stipulations and consent orders entered on April 5, 1999. One of the agreements also provided that Salomon Smith Barney, in cooperation with CRIIMI MAE, agreed to sell two classes of investment-grade CMBS from CMO-IV constituting a portion of the collateral securing advances under the Citicorp financing arrangement. In May 1999, Salomon Smith Barney sold $20 million of the CMO-IV securities held by Holdings II. This sale reduced the amounts owed from Holdings II to Citicorp by approximately $17 million. On October 8, 1999, the remaining CMO-IV securities held by Holdings II were sold. This sale reduced the amounts owed from Holdings II to Citicorp by approximately $22 million and Holdings II received net proceeds of approximately $315,000. In addition, Citibank, in cooperation with CRIIMI MAE, agreed to sell commercial mortgages originated in 1998 under the Citibank Program, provided that the sale resulted in CRIIMI MAE receiving minimum net proceeds of $3.5 million, after satisfying certain amounts due to Citibank, from the amount held in the reserve account. On August 5, 1999, all but three of the commercial loans originated under the Citibank Program, with an aggregate unpaid principal balance of approximately $339 million, were sold for gross proceeds of approximately $308 million. On September 16, 1999, Citibank sold the remaining three loans, with an aggregate unpaid principal balance of approximately $32.7 million, for gross proceeds of approximately $27.2 million. In the case of each sale of the commercial loans, the minimum net proceeds provision was waived by agreement of the Company, the Unsecured Creditors' Committee and the Equity Committee.

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

         (iii) The Company shall be entitled to use the assignment income not paid to First Union in the ordinary course of its business subject to certain limitations; and

         (iv) First Union shall not seek relief from the automatic stay in the Company's Chapter 11 case to foreclose upon the assignment securities and/or the assignment income and none of the Company, the Unsecured Creditors' Committee, the Equity Committee or First Union shall seek modification of the adequate protection arrangements set forth in the agreement for a period commencing upon the date which the Bankruptcy Court approves the agreement and terminating on December 31, 1999, subject to certain exceptions.

         The agreement was approved and entered by the Bankruptcy Court on August 5, 1999. The Company's Unsecured Creditors' Committee has consented to the agreement with First Union.

         In addition, on or about July 1, 1999, CM Management and First Union entered into an agreement resolving its motion for relief from the automatic stay. On July 1, 1999, CM Management filed a motion for approval of the agreement resolving First Union's motion for relief from the automatic stay. Based upon an objection filed by the CMM Creditors' Committee, the parties are discussing a possible modification to the agreement and continue to negotiate accordingly. On October 22, 1999, to provide the parties with more time to negotiate a modification to the agreement, CM Management, with the consent of First Union and the CMM Creditors' Committee, advised the Bankruptcy Court that it would be withdrawing the motion for approval of the agreement, without prejudice to CM Management's right to re-file once an agreement has been reached with First Union and the CMM Creditors' Committee.

The motion was subsequently withdrawn.

         On or about February 18, 2000, the Company, the Unsecured Creditors' Committee and First Union entered into a Second Stipulation and Agreed Order:
(i) Authorizing Use of Cash Collateral and (ii) Granting Other Relief (the "Second Stipulation"). The Second Stipulation provides for, among other things, the following:

         (i) the reaffirmation of all of the terms contained in the July 1, 1999 agreement except as expressly provided in the Second Stipulation;

         (ii) the extension from January 1, 2000 through March 31, 2000 of the provisions in the July 1, 1999 agreement relating to use of the assignment securities income;

         (iii) the extension from December 31, 1999 to March 31, 2000 of the provisions in the July 1, 1999 agreement relating to (i) First Union's agreement not to seek relief from the automatic stay to foreclose on the assignment securities or the assignment securities income and (ii) the agreement by First Union, the Company and the Unsecured Creditors' Committee not to seek modification of the adequate protection arrangements contained in the July 1, 1999 agreement; and

         (iv) the consummation of the Stipulation and Consent Order Selling the Wells Fargo Bonds to Morgan Stanley, which occurred in February 2000. See "Legal Proceedings-Morgan Stanley" for further discussion.

         On February 22, 2000, the Company filed a motion with the Bankruptcy Court for approval of the Second Stipulation. CRIIMI MAE, First Union and Lehman also reached an agreement that calls for the sale of seven classes of Subordinated CMBS known as First Union Lehman Brothers Series 98 C-2. The agreement was filed with the Bankruptcy Court on March 21, 2000 for approval. On March 28, 2000, the Bankruptcy Court approved the Second Stipulation.

ARRANGEMENTS WITH OTHER CREDITORS

         In addition to the foregoing, the Company has had discussions with other secured creditors against whom the Company was not engaged in litigation. One such creditor is GACC. On February 3, 1999, the Bankruptcy Court approved an Amended Consent Order between the Company and GACC that provides for the following: (i) acknowledgement that GACC has a valid perfected security interest in its collateral; (ii) authority for GACC to hedge its loan, subject to a hedge cost cap; and (iii) as adequate protection, the sharing of cash collateral on a 50/50 basis, after payment of interest expense, with the percentage received by GACC to be applied to reduce principal and pay certain hedge costs, if any. In addition, the Company is prohibited from using GACC's cash collateral for certain purposes, including loan originations and Subordinated CMBS acquisitions. The Amended Consent Order expired April 28, 1999. The Company and GACC agreed to extend the Amended Consent Order until August 2, 1999 and a stipulation to that effect was signed by the Company and GACC and approved by the Bankruptcy Court on May 11, 1999. The Company and GAAC had negotiated a further extension of the stipulation through September 10, 1999, which has now expired. On September 9, 1999, GAAC contacted the Company and requested similar provisions afforded to Merrill Lynch in its most recent stipulation. See "LEGAL PROCEEDINGS-Bankruptcy Related Litigation-Merrill Lynch" for further discussion.

SHAREHOLDER LITIGATION

         The Company is aware that certain plaintiffs filed 20 separate class action civil lawsuits (the "Complaints") in the United States District Court for the District of Maryland (the "District Court") against certain officers and directors of the Company between October 7, 1998 and November 30, 1998. On March 9, 1999, the District Court ordered the consolidation of the Complaints into a single action entitled "In Re CRIIMI MAE Inc. Securities Litigation" (see below regarding dismissal of this litigation). On April 23, 1999, a group of thirteen putative members of the class of individuals who allegedly suffered damages during the class period between February 20, 1998 and October 5, 1998 (collectively, the "Plaintiffs") filed an Amended and Consolidated class action Complaint alleging violations of federal securities laws (the "Consolidated Amended Complaint"). The Consolidated Amended Complaint names as defendants William B. Dockser, as Chairman of the Board of Directors, H. William Willoughby as a member of the Board of Directors and an officer of CRIIMI MAE, and Cynthia
O. Azzara as an officer of CRIIMI MAE (collectively, the "Defendants"). Although CRIIMI MAE, CM Management and Holdings II have not been named as defendants, each company is subject to indemnity obligations to the Defendants under the provisions of their respective constituent documents, the Defendants' employment contracts and applicable state law. CRIIMI MAE has directors and officers liability insurance policies that have a combined coverage limit of $20 million.

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

         On September 13, 1999, the Court denied Plaintiffs' motions for appointment of lead plaintiffs and for approval of selection counsel. The Court also ordered Plaintiffs' counsel to provide notice of the putative claims to institutional investors identified by Defendants. Finally, the Court ordered that Plaintiffs nominate no more than three persons to serve as lead plaintiffs, and that any potential lead plaintiffs nominate only one attorney or law firm to serve as lead counsel.

         On October 19, 1999, the Court approved the form of the renewed notice to potential class members that the Plaintiffs submitted to the Court. The Court also ordered the Defendants to provide a list of certain institutional investors who had invested in the Company to the Plaintiffs to whom the renewed notice is to be sent.

         On December 10, 1999, the Defendants filed their Reply Brief to the Plaintiffs' Opposition to the Motion to Dismiss.

         On December 20, 1999, the Plaintiffs sent a notice of the Consolidated Amended Complaint to certain institutional investors of their right to move the Court to serve as lead plaintiffs of the class within sixty (60) days of the notice. On March 9, 2000, the Plaintiffs filed a motion to approve the nomination of three plaintiffs and one law firm to serve as lead counsel.

         On March 23, 2000, the Defendants filed a Response to the Plaintiffs' Motion to Approve the Nomination of Lead Plaintiffs and Lead Counsel. Although the Defendants did not oppose the Plaintiffs' Motion, the Defendants expressly reserved their rights under Rule 23 of the Federal Rules of Civil Procedure to challenge, among other things, whether the action could be maintained as a class action.

         On March 30, 2000, the Court granted the Defendants' Motion to Dismiss the Consolidated and Amended Complaint and as a result entered an Order and Memorandum Opinion dismissing the Consolidated and Amended Complaint. The Court concluded that the Plaintiffs failed to state a claim for relief under Section 10(b) of the Exchange Act. The Court concluded that because the Plaintiffs failed to state a claim for a "primary violation" of Section 10(b) of the Exchange Act, they likewise failed to state a claim against the individual Defendants as controlling persons under Section 20(a) of the Exchange Act. This dismissal does not dispose of other pending shareholder lawsuits and/or claims in bankruptcy which may affect the Company, as more fully described under other subheadings of this section.

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

         The Company may be subject to potential exposure to Prudential under contractual provisions and to both defendants under applicable law. Prudential may assert that it is entitled to indemnification from the Company based upon an indemnification provision contained in the underwriting agreement entered into with the Company in connection with the common stock offering. Certain courts have held and it is the position of the SEC that indemnification for liabilities arising under the Securities Act of 1933 is against public policy and unenforceable.

         The Company cannot predict with any certainty the ultimate outcome of such litigation or its potential exposure to one or both of the defendants.

CLAIMS

         Over 850 claims with a face amount of nearly $2.5 billion have been filed in these Chapter 11 cases, including approximately $355 million in unsecured claims and approximately $2.2 billion in secured claims. Many of these claims are duplicate claims filed by the same creditor in each of the three cases. This amount is far in excess of the approximately $1.18 billion in liabilities identified by the Debtors in their schedules, which were filed with the Bankruptcy Court on November 20, 1998. The Debtors have undertaken extensive efforts to cleanse the claims pool. In addition to analyzing the claims, the Debtors have opened discussions with various creditors regarding the withdrawal of certain claims and in some cases, have objected to claims. The Debtors' efforts have resulted in the reduction of approximately $1.25 billion from the claims pool through objections, negotiated settlements and withdrawal of claims.

         Three large disputed claims remain unresolved: (i) the claim of Andrew
N. Friedman on behalf of a class of shareholders in the amount of $100 million (the "Claim Number 330"); (ii) the claim of the Capital Company of America, LLC ("CCA") for approximately $18 million (the "CCA Claim") and (iii) the claim of GP Properties Group, Inc., for approximately $882,000 (the "GP Properties Claim").

         Claim Number 330 relates to shareholders litigation against CRIIMI MAE's officers and directors, which has already been discussed in "Legal Proceedings-Shareholder Litigation." On March 20, 2000, CRIIMI MAE moved to withdraw reference to the litigation relating to Claim Number 330 to the United States District Court for the District of Maryland Southern Division.

         The CCA Claim relates to an August 14, 1998 letter of intent between CRIIMI MAE and CCA for the purchase of subordinated CMBS. The letter of intent included financing and due diligence contingencies. The Company's position is that neither of these contingencies was fulfilled. After preliminary due diligence, the Company expressed concern regarding the quality of the mortgage loans underlying the CMBS. The Company's further due diligence confirmed this preliminary view, and the Company exercised its right not to proceed with the purchase because of its due diligence concerns. CCA refused to withdraw its claim, and on August 31, 1999, CRIIMI MAE filed an objection to the CCA Claim. The CCA Claim was filed for an amount in excess of $17,000,000 on February 11, 1999. On October 9, 1999, CCA responded to the objection. By letter dated January 7, 2000, CCA indicated that the amount of its claim was $18.8 million. On March 27, 2000, CCA filed a motion with the Bankruptcy Court revising the amount of its claim to $18.2 million. Litigation is continuing with respect to the CCA Claim and the Company's objection thereto.

         The GP Properties Claim relates to the Company's loan origination program. In August and September 1998, the Company and GP Properties were involved in a preliminary loan application process. These preliminary processes did not give rise to a loan commitment. On October 7, 1998, GP Properties advised the Company that it closed on alternative lending. GP Properties refused the Company's request that it withdraw its claim, and on October 26, 1999 CRIIMI MAE objected to the GP Properties Claim. GP Properties did not respond to the objection on or prior to the objection deadline. The Court has not taken final action as to the allowance of the GP Properties Claim.

         Of the $1.25 billion of remaining claims approximately $1.0 billion is carried on the balance sheets. The Debtors believe they have substantial defenses to each of these three claims and that the ultimate allowed amount of the disputed claims, if any, will be insignificant, although there can be no assurance.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the security holders to be voted on during the fourth quarter of 1999.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

MARKET DATA

         CRIIMI MAE's common stock is listed on the New York Stock Exchange (symbol CMM). As of March 15, 2000, there were approximately 2,020 holders of record of the Company's common stock. The following table sets forth the high and low closing sales prices and the dividends per share for CRIIMI MAE's common stock during the periods indicated:

                            1999
--------------------------------------------------------------------
                         Sales Price
                                                       Dividends per
Quarter Ended                High          Low         Common Share
-------------               ------        -----        -------------
March 31                   $ 3 7/8      $ 2 9/16         $   -- (1)
June 30                      2 3/4        1 15/16            -- (1)
September 30                 3 3/16       1 15/16            -- (1)
December 31                  2            1 1/16             -- (1)
                                                          ------
                                                         $   --
                                                          ======
                            1998
--------------------------------------------------------------------
                         Sales Price
                                                       Dividends per
Quarter Ended                High          Low         Common Share
-------------               ------        -----        -------------
March 31                   $16 1/16     $14 7/8           $ 0.37
June 30                     15 3/4       13 7/8             0.40
September 30                14 15/16      8 5/8             0.40
December 31                  7 1/8        1 1/4             0.30 (2)
                                                          ------
                                                         $ 1.47
                                                          ======


(1) During the pendency of the Chapter 11 proceedings, the Company is prohibited from paying cash dividends without first obtaining Bankruptcy Court approval.

(2) The Company paid a dividend in junior preferred stock on November 5, 1999 for the 1998 taxable year. See "BUSINESS-Effect of Chapter 11 Filing on REIT Status and Other Tax Matters" and Notes 11 and 12 of the Notes to Consolidated Financial Statements for a further discussion of this dividend.

ADJUSTMENT TO CONVERSION PRICE FOR SERIES B PREFERRED STOCK

         Due to the distribution of the junior preferred stock to the common shareholders on November 5, 1999, Section 10(f)(iii) of the Company's Articles Supplementary to the Articles of Incorporation for Series B Preferred Stock was triggered, resulting in an adjustment to the conversion price such that each share of Series B Preferred Stock is now convertible into 2.6379 shares of common stock. Such junior preferred stock dividend also triggered adjustments relating to the Company's two stock option plans and two unrelated option agreements.

SERIES B AND D PREFERRED STOCK DIRECTORSHIPS

         On April 1, 2000, the Company's Board of Directors was automatically increased from six to ten directors pursuant to the terms of the respective Articles Supplementary to the Articles of Incorporation for CRIIMI MAE's Series B Preferred Stock and Series D Preferred Stock. The Articles Supplementary for each of Series B and D Preferred Stock provide that during any period in which dividends are cumulatively in arrears for six or more quarterly dividend payments, then the number of directors constituting the Board shall automatically be increased by two. As discussed above, during the pendency of the Chapter 11 proceedings, the Company is prohibited from paying cash dividends without prior Bankruptcy Court approval. The Company has not paid any cash dividends on either the Series B or D Preferred Stock since September 30, 1998. Thus, the holders of each of the Series B and D Preferred Stock have the right to elect two directors to the Company's Board (the "Election Right") at the next annual meeting of stockholders or at a special meeting of stockholders held for such purpose (and called in accordance with the applicable Articles Supplementary).

         On March 31, 2000, the Company filed its Plan. Pursuant to the terms of the Plan, the holder of the Series D Preferred Stock, if not previously exchanged, will receive on the effective date of the Plan in exchange for its shares of Series D Preferred Stock an identical number of shares of Series E Preferred Stock, issued effective as of the effective date of the Plan. On the date of the exchange, the Election Right shall be extinguished since the former holder of the Series D Preferred Stock will not own any shares of Series D Preferred Stock. Furthermore, the Plan provides that all accrued and past due dividends on Series D Preferred Stock will be paid on the effective date of the Plan, at the election of the Company, in common stock or cash, thereby curing the default and eliminating the Election Right.

         The Plan further provides that if the requisite number of holders of the Series B Preferred Stock accept the Plan, the Articles Supplementary relating to the Series B Preferred Stock will be amended to permit the payment of dividends on Series B Preferred Stock, including accrued and unpaid dividends, in common stock or cash, at the election of the Company. The payment of the accrued and unpaid dividends by the Company on or after the effective date of the Plan would cure the default and eliminate the Election Right.

EXCHANGE OF SERIES C PREFERRED STOCK FOR SERIES E PREFERRED STOCK

         On February 22, 2000, CRIIMI MAE and the holder of its Series C Preferred Stock entered into a Preferred Stock Exchange Agreement pursuant to which 103,000 shares of Series C Preferred Stock were exchanged for 103,000 shares of a new series of preferred stock designated as Series E Preferred Stock. The principal purpose of such exchange was to effect an extension of the mandatory conversion date, upon which the Series C Preferred Stock would have converted into common stock. Pursuant to the Preferred Stock Exchange Agreement, the Company has amended its Plan to provide for a new mandatory conversion date and certain additional terms and conditions with respect to the Series E Preferred Stock. The additional terms principally address dividend and additional conversion matters.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

TAX BASIS ACCOUNTING

                                                                  For the years ended December 31,
                                                     1999          1998          1997         1996          1995
                                                  ---------     ---------     ---------     ---------     ---------
                                                              (in thousands, except per share amounts)
Interest income:
 Subordinated CMBS                                $ 210,332     $ 184,947     $  86,166     $  43,632     $  11,846
 Insured mortgage securities                         33,405        43,063        49,342        54,827        62,020
 Originated loans                                    34,713        20,588            --            --            --
                                                  ---------     ---------     ---------     ---------     ---------
 Total interest income                              278,450       248,598       135,508        98,459        73,866

Interest and related expense                        186,766       161,860        79,574        64,503        52,231
                                                  ---------     ---------     ---------     ---------     ---------
Net interest margin                                  91,684        86,738        55,934        33,956        21,635

Equity in earnings from investments                   1,577         8,031         4,104         4,293         3,100
Other income                                          3,024         4,238         2,152         2,117         1,838
Capital gains                                         3,276         1,746         7,815         9,618         5,442
Other operating expenses                            (12,117)      (14,445)       (9,464)       (7,451)       (6,727)
Unrealized loss on warehouse obligation             (36,328)           --            --            --            --
Other reorganization items                          (12,950)       (4,819)           --            --            --
Loss on property foreclosures                          (621)           --            --            --            --
Realized loss on reverse repurchase obligation           --        (4,503)           --            --            --
Write-off of capitalized origination costs               --        (3,284)           --            --            --
                                                  ---------     ---------     ---------     ---------     ---------
                                                    (54,139)      (13,036)        4,607         8,577         3,653

Tax basis income before preferred dividends          37,545        73,702        60,541        42,533        25,288

Dividends paid or accrued on preferred shares        (5,840)       (6,998)       (6,473)       (3,526)           --
                                                  ---------     ---------     ---------     ---------     ---------
Tax basis income available to common
 shareholders                                     $  31,705     $  66,704     $  54,068     $  39,007     $  25,288
                                                  =========     =========     =========     =========     =========
Tax basis income per share:
 Income before gains from CRI Liquidating         $    0.57     $    1.38     $    1.24     $    1.00     $    0.70
 Capital gains from CRI Liquidating                      --            --          0.21          0.27          0.19
                                                  ---------     ---------     ---------     ---------     ---------
Total tax basis income per share                  $    0.57     $    1.38     $    1.45     $    1.27     $    0.89
                                                  =========     =========     =========     =========     =========
Tax basis shares                                     55,167        48,503        37,334        30,774        28,537
                                                  =========     =========     =========     =========     =========
Dividends paid on common shares (1)               $      --     $    1.47     $    1.42     $    1.22     $    0.92
                                                  =========     =========     =========     =========     =========

--------------------
(1) During 1999, the Company paid a dividend of $0.30 per common share for the 1998 taxable year in the form of junior preferred stock.

ACCOUNTING UNDER GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

                                                                    For the years ended December 31,
                                                       1999          1998         1997          1996          1995
                                                    ---------     ---------     ---------     ---------     ---------
                                                                 (in thousands, except per share amounts)
Statement of Income Data:
   Interest income:
    Subordinated CMBS                               $ 154,205     $ 143,656     $  79,670     $  41,713     $  11,105
    Insured mortgage securities                        33,405        43,063        49,425        56,912        66,115
    Originated loans                                   34,713        20,588            --            --            --
                                                    ---------     ---------     ---------     ---------     ---------
    Total interest income                             222,323       207,307       129,095        98,625        77,220

   Interest and related expense                       151,337       136,268        77,919        63,079        49,853
                                                    ---------     ---------     ---------     ---------     ---------
   Net interest margin                                 70,986        71,039        51,176        35,546        27,367
                                                    ---------     ---------     ---------     ---------     ---------
   Equity in (losses) earnings from investments        (1,243)        2,618         3,612         4,432         2,585
   Other income                                         3,024         4,279         2,610         2,898         2,919
   Gain on mortgage securities dispositions             2,128         1,196        17,343         9,601         1,502
   Gain on originated loan dispositions                   403            --            --            --            --
   Other operating expenses                           (12,049)      (14,623)       (9,610)       (7,970)       (9,583)
   Amortization of assets acquired in the Merger       (2,878)       (2,878)       (2,878)       (2,882)       (1,435)
   Losses on warehouse obligations                     (8,000)      (30,378)           --            --            --
   Reorganization items:

    Impairment on CMBS (1)                           (156,897)           --            --            --            --
    Other                                             (22,003)       (9,857)           --            --            --
   Gain on sale of CMBS                                    --        28,800            --            --            --
   Loss on reverse repurchase obligation                   --        (4,503)           --            --            --
   Write-off of capitalized origination costs              --        (3,284)           --            --            --
                                                    ---------     ---------     ---------     ---------     ---------
                                                     (197,515)      (28,630)       11,077         6,079        (4,012)
                                                    ---------     ---------     ---------     ---------     ---------
   Net (loss) income before minority interest        (126,529)       42,409        62,253        41,625        23,355

   Minority interest in net income of
    consolidated subsidiary                                --           (40)       (8,065)       (6,386)       (4,821)

   Dividends paid or accrued on preferred
    shares                                             (5,840)       (6,998)       (6,473)       (3,526)           --
                                                    ---------     ---------     ---------     ---------     ---------
   Net (loss) income available to common
    shareholders                                    $(132,369)    $  35,371     $  47,715     $  31,713     $  18,534
                                                    =========     =========     =========     =========     =========
   GAAP basis (loss) income per share - basic       $   (2.45)    $    0.75     $    1.29     $    1.03     $    0.65
                                                    =========     =========     =========     =========     =========
   GAAP basis (loss) income per share - diluted     $   (2.45)    $    0.74     $    1.25     $    1.03     $    0.65
                                                    =========     =========     =========     =========     =========
   Weighted average shares outstanding                 54,000        47,280        36,993        30,665        28,414
                                                    =========     =========     =========     =========     =========

-------------------
(1) Under CRIIMI MAE's Plan, a portion of the Recapitalization Financing is expected to result from the CMBS Sale. The CMBS subject to the CMBS Sale had a fair value of $385.1 million as of December 31, 1999. The Company first filed a plan with the Bankruptcy Court in the fourth quarter of 1999 and during that same quarter CRIIMI MAE began marketing for sale the CMBS subject to the CMBS

     Sale. The Company entered into an agreement in February 2000 to sell a portion of these bonds and intends to enter into one or more additional agreements during the first half of 2000 to sell the remaining CMBS subject to the CMBS Sale, although there can be no assurance such bonds will be sold. As the Company no longer had the intent to hold these bonds to maturity, and it did and does not expect the value of these bonds to significantly recover before their sale, the Company has recognized approximately $157 million of other than temporary impairment related to the CMBS subject to the CMBS Sale through earnings in the fourth quarter of 1999. As result of this impairment, the amortized cost basis of these CMBS was written down to their fair value of $385.1 million.

                                                             As of December 31,
                                         1999          1998          1997          1996          1995
                                      ----------    ----------    ----------    ----------    ----------
                                                               (in thousands)
Balance Sheet Data:
   Mortgage Assets:
    Subordinated CMBS                 $1,179,270    $1,274,186    $1,114,480    $  564,335    $  278,401
    Insured mortgage securities          394,857       488,095       605,114       691,110       807,113
    Investment in originated loans       470,205       499,076            --            --            --
   Total assets                        2,293,661     2,437,918     1,873,305     1,367,245     1,203,303
   Total debt                          1,982,350     2,085,722     1,414,932       982,258       854,436
   Shareholders' equity                  219,349       307,877        44,981       346,671       285,704

         The selected consolidated statement of income data presented above for the years ended December 31, 1999, 1998 and 1997, and the selected consolidated balance sheet data as of December 31, 1999 and 1998, were derived from, and are qualified by, reference to CRIIMI MAE's consolidated financial statements, which have been included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended December 31, 1996 and 1995, and the selected consolidated balance sheet data as of December 31, 1997, 1996 and 1995, were derived from audited financial statements not included as part of this Annual Report on Form 10-K. This data should be read in conjunction with the consolidated financial statements and the notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion and analysis contains statements that may be considered forward-looking. These statements contain a number of risks and uncertainties as discussed herein and in Item 1 of this Form 10-K that could cause actual results to differ materially.

RESULTS OF OPERATIONS

1999 VERSUS 1998

         For the year ended December 31, 1999, the Company reported a net loss for financial statement purposes of approximately $132.4 million as compared to net income available to common shareholders of approximately $35.4 million for the year ended December 31, 1998. On a basic per share basis, the financial statement net (loss) income decreased to $(2.45) per share for 1999 from $0.75 per share for 1998.

         The primary factor resulting in the net loss for the year ended December 31, 1999 was the recognition of $157 million of other than temporary impairment on certain Subordinated CMBS. The impairment is discussed further below. Other factors contributing to the change in earnings from 1998 to 1999 were an increase in other reorganization costs and other items as more fully discussed below.

         INTEREST INCOME - SUBORDINATED CMBS

         Income from Subordinated CMBS increased by approximately $10.5 million, or 7%, to $154.2 million during 1999 as compared to $143.7 million during 1998. There were no CMBS acquisitions or sales in 1999. However, during 1998, the Company increased its CMBS portfolio by acquiring Subordinated CMBS at purchase prices aggregating approximately $853 million. The overall increase was partially offset by a reduction in income from Subordinated CMBS due to the de-recognition of $132 million face amount of CMBS from CBO-1 in connection with CBO-2 and also the de-recognition of $345 million face amount of CMBS in connection with CBO-2. See Note 5 of the Notes to Consolidated Financial Statements for further discussion.

         GAAP requires that interest income generated by Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the Subordinated CMBS. This has resulted in income that is lower for financial statement purposes than for tax purposes. Based upon the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the estimated weighted average anticipated yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of December 31, 1999 was approximately 10.1%. These returns were determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses.

         As discussed further below, impairment was recognized as of December 31, 1999 on the Subordinated CMBS that are intended to be sold in 2000 as part of the CMBS Sale under the Plan. This resulted in the cost basis being written down to fair value as of December 31, 1999. As a result of this new basis, these CMBS will have new yields effective the first quarter of 2000. In addition, total interest income will decrease after the effective date of the Plan as a result of the CMBS Sale.

         INTEREST INCOME - INSURED MORTGAGE SECURITIES

         Interest income from insured mortgage securities decreased by approximately $9.7 million or 22% to $33.4 million for 1999 from $43.1 million for 1998. This decrease was principally due to the prepayment of 14 mortgage securities held by CRIIMI MAE and its wholly owned subsidiaries for net proceeds aggregating approximately $74.0 million during the year ended 1999.

         INTEREST INCOME - ORIGINATED LOANS

         Interest income from originated loans increased by approximately $14.1 million or 69% to approximately $34.7 million for 1999 as compared to $20.6 million for 1998. Interest income from originated loans was derived from originated loans included in the CMO-IV securitization, which resulted in the securitization of $496 million face value of conduit loans in June 1998. The increase between 1998 and 1999 was primarily due to only six months of interest income recognized in 1998, partially reduced by the prepayment of five originated loans in 1999.

         INTEREST EXPENSE

         Total interest expense increased by approximately $15.0 million or 11% to approximately $151.3 million for 1999 from approximately $136.3 million for 1998. This increase was principally a result of certain financing facilities that were outstanding for the entire year ended December 31, 1999 as compared to a partial year in 1998. Such financing facilities increased in connection with the acquisition of Subordinated CMBS in 1998 and the issuance of collateralized mortgage obligations in connection with CMO-IV during June 1998. Due to the Chapter 11 filing, certain lenders declared defaults or otherwise took action against the Company with respect to a number of CRIIMI MAE's financing facilities. See "LEGAL PROCEEDINGS" for a discussion of material litigation between the Company and various creditors and agreements the Company has reached with certain of these creditors.

         EQUITY IN (LOSSES) EARNINGS FROM INVESTMENTS

         Equity in earnings decreased by approximately $3.8 million during 1999 due to a net loss of approximately $1.2 million as compared to equity in earnings of $2.6 million in 1998. The decrease is primarily due to a reduction in revenue and an increase in certain expenses at CMSLP. The decrease in revenue is primarily due to CMSLP's loss of certain servicing rights and the assignment of ORIX as the successor servicer on those pools during the fourth quarter of 1998. The increase in expenses includes an $821,000 expense for a prepayment penalty shortfall incurred by CMSLP and an increase in general and administrative expenses, including a long-term incentive program for CMSLP, effective in the fourth quarter of 1998, and other payroll costs. In addition, expenses increased due to a $500,000 write-off of a remaining investment balance associated with a now dissolved affiliated entity. The servicing portfolio was approximately $28 billion as of December 31, 1999 as compared to approximately $31 billion as of December 31, 1998.

         OTHER INCOME

         Other income decreased by approximately $1.3 million or 29% to $3.0 million during 1999 as compared to $4.3 million during 1998. This decrease was primarily attributable to a decrease in short-term interest and other income earned during 1999 on the amounts deposited in the loan origination reserve account, due to suspension of the origination loan program in 1998. No interest income was earned on the origination reserve account for the year ended December 31, 1999 as compared to approximately $1.9 million of short-term interest income and net-carry income for the corresponding period in 1998. The decrease was partially offset by an increase in other short-term interest income of approximately $600,000 in 1999 versus 1998.

         NET GAIN ON MORTGAGE SECURITY DISPOSITIONS

         During 1999, net gains on mortgage dispositions were approximately $2.1 million as a result of 14 prepayments of mortgage securities held by CRIIMI MAE's subsidiaries, or approximately 15% of its portfolio. During 1998, net gains on mortgage dispositions were approximately $1.2 million, of which approximately $666,000 was a result of 22 prepayments of mortgage securities held by CRIIMI MAE's subsidiaries, or approximately 17% of its portfolio. The remaining $531,000 was the result of the sale of four unencumbered mortgage securities and the partial sale of a fifth unencumbered mortgage security. For any year, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period. The proceeds realized from the disposition of mortgage assets are based on the net coupon rates of the specific mortgages disposed of in relation to prevailing long-term interest rates at the date of disposition.

         GAIN ON ORIGINATED LOAN DISPOSITIONS

         During 1999, gains on originated loan dispositions were approximately $403,000, which was a result of five prepayments in the originated loan portfolio. No originated loans were disposed of during 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased by approximately $2.5 million, or 18%, to $12.1 million for 1999 as compared to $14.6 million for 1998. The decrease in general and administrative expenses was primarily due to the closing of regional offices, suspension of certain business activities and the dismissal of employees following the Chapter 11 filing in the fourth quarter of 1998.

         LOSSES ON WAREHOUSE OBLIGATIONS

         During the year ended December 31, 1999, the Company recorded losses of $8.0 million on it warehouse obligation, primarily due to a decrease in the selling price of the loans in the Company's warehouse line with Citibank, when the loans were sold in the third quarter of 1999. As of December 31, 1998, the unrealized loss recorded on the obligation under the Citibank Program was $28.4 million. The Company recorded, in total, a loss of $36.3 million for this transaction for both GAAP and tax purposes. See "Tax Basis Income" discussion that follows.

         During the year ended December 31, 1998, the Company recorded an unrealized loss of $2.0 million for its loss exposure under the Prudential Program. The Company calculated the Prudential loss based upon the assumption that the Company would not exercise its option with Prudential. As of December 31, 1999, the sole loan originated under the Prudential Program had not yet been sold.

         REORGANIZATION ITEMS

         IMPAIRMENT ON CMBS. As discussed in Note 1 of the Notes to Consolidated Financial Statements, under CRIIMI MAE's Plan, a portion of the Recapitalization Financing is expected to result from the CMBS Sale. The CMBS subject to the CMBS Sale had a fair value and amortized cost of $385.1 million and $542.0 million, respectively, as of December 31, 1999. The Company first filed a plan with the Bankruptcy Court in the fourth quarter of 1999 and during that same quarter CRIIMI MAE began marketing for sale the CMBS subject to the CMBS Sale. CRIIMI MAE sold a portion of these bonds in February 2000 and intends to enter into one or more additional agreements during the first half of 2000 to sell the remaining CMBS subject to the CMBS Sale, although there can be no assurance such bonds will be sold.

         GAAP states that when the fair market value of an investment declines below its amortized cost for a significant period of time and the entity no longer has the ability or intent to hold the investment for the period the entity anticipates is required for the value to recover to amortized cost, other than temporary impairment on the investment should be recognized. This other than temporary impairment is recognized through the income statement as the difference between amortized cost and fair value. Additional accounting guidance states that other than temporary impairment should be recognized in the period the decision to sell any investment is made if the entity does not expect the fair value to recover before the sale date. As the Company decided in the fourth quarter of 1999 to sell the CMBS subject to the CMBS Sale and it did not expect the value of these bonds to significantly recover before the future sale dates, the Company has recognized approximately $157 million of other than temporary impairment related to these CMBS through earnings in the fourth quarter of 1999. Unrealized losses related to the CMBS subject to the CMBS Sale were previously recognized through other comprehensive income in the equity section of the balance sheet. The other than temporary impairment loss on CMBS is a part of the reorganization items on the income statement as the impairment was recognized as part of the reorganization.

         OTHER REORGANIZATION ITEMS. During 1999 and 1998, the Company recorded $22.0 million and $9.9 million, respectively, in other reorganization items due to the Chapter 11 filings of CRIIMI MAE, CM Management and Holdings II.

Other Reorganization Items                            1999             1998
---------------------------------------------     ------------     ------------
Short-term interest income                        $ (1,518,667)    $         --
Professional fees                                   17,822,154        5,219,000
Write-off of debt discounts and deferred costs              --        2,835,210
Employee Retention Program accrued costs             1,589,236          612,885
Excise tax accrued                                   1,105,000          300,000
Other                                                3,005,405          889,852
                                                  ------------     ------------
    Total                                         $ 22,003,128     $  9,856,947
                                                  ============     ============

         GAIN ON SALE OF CMBS

         In May 1998, CRIIMI MAE completed CBO-2 pursuant to which it sold $468 million of investment grade securities created through the resecuritization of approximately $1.8 billion of its Subordinated CMBS. CRIIMI MAE recognized a gain of approximately $28.8 million on the sale of $345 million face amount investment grade securities sold without call provisions, recognizing CRIIMI MAE's transfer of control on those securities. Certain of these securities included call provisions to enable CRIIMI MAE to 1) repurchase bonds if market conditions warrant, and 2) call bonds when it is no longer cost effective to service them. The sold investment grade securities treated as a financing, as well as approximately $1.3 billion face amount of investment grade and non-investment grade securities retained by CRIIMI MAE, are now required to be reflected on CRIIMI MAE's balance sheet at their fair market value. Additionally, due to the sale treatment under FAS 125, all remaining Subordinated CMBS and insured mortgage securities are required to be carried at fair market value. Additionally, as part of CBO-2, in May 1998, CMSLP sold trustee servicing rights for $4.2 million, resulting in a gain of $4.2 million for tax purposes, and approximately $400,000 for financial reporting purposes. The Company completed no additional resecuritizations during 1999.

         LOSS ON REVERSE REPURCHASE OBLIGATION

         During 1998, the Company realized a loss of $4.5 million due to the impact of financial market volatility on hedge positions. As part of CMO-IV, the Company intended to sell certain of the investment grade tranches that were not initially sold to the public (the "CMO-IV BBB bonds"). In anticipation of this sale, the Company entered into a transaction to hedge the value of those securities in June 1998. This transaction did not qualify for hedge accounting purposes because it involved the purchase and sale of a cash instrument and therefore was required to be recorded at market value ("marked to market"). Because Treasury rates declined in the third quarter of 1998, the Company recorded a $4.1 million unrealized loss as of September 30, 1998. CRIIMI MAE borrowed and then sold a 10-year Treasury Note in the amount of $44 million to close the position and the loss was realized in the fourth quarter of 1998.

         WRITE-OFF OF CAPITALIZED LOAN ORIGINATION COSTS

         Since the Company no longer had the intention to securitize the remaining loans originated through the Citibank and Prudential Programs in warehouse facilities, the net deferred costs of $3.3 million associated with the warehoused loans were written off in 1998.

         TAX BASIS INCOME

         CRIIMI MAE earned approximately $31.7 million in tax basis income available to common shareholders in 1999 or $0.57 per share, compared to approximately $66.7 million or $1.38 per share in 1998.

         The primary factor resulting in the decrease in taxable income from 1999 to 1998 was the approximately $36.3 million tax basis loss realized on the loans sold in the third quarter of 1999 from the warehouse line with Citibank. Other factors contributing to the decline in tax basis income were the deduction of reorganization costs and net decreases in earnings from equity investments. In the second quarter of 1998, as part of CBO-2, CMSLP sold servicing rights for $4.2 million resulting in a gain of $4.2 million for tax purposes which was included in equity in earnings in 1998. Partially offsetting the aforementioned items was an increase in net interest margin due to recognition of a full year of interest income and interest expense in 1999 as compared to a partial year in 1998 as previously discussed.

         The recently issued Internal Revenue Service Revenue Procedure 99-17 provides securities and commodities traders with the ability to elect mark-to-market treatment for 2000 by including an election with their timely filed 1999 federal tax extension. The election applies to all future years as well, unless revoked with the consent of the Internal Revenue Service. On March 15, 2000, the Company determined to elect mark-to-market treatment as a securities trader for 2000 and, accordingly, will recognize gains and losses prior to the actual disposition of its securities. Moreover, some if not all of those gains and losses, as well as some if not all gains or losses from actual dispositions of securities, will be treated as ordinary in nature and not capital, as they would be in the absence of the election. Therefore, any net operating losses generated by the Company's trading activity will offset the Company's taxable income, and reduce any required distributions to shareholders by a like amount. See "BUSINESS-Risk Factors-Risks Associated with Trader Election" for further discussion. If the Company does have a REIT distribution requirement (and such distributions would be permitted under the Plan), a substantial portion of the Company's distributions would be in the form of non-cash taxable dividends.

1998 VERSUS 1997

         INTEREST INCOME - SUBORDINATED CMBS

         Income from Subordinated CMBS increased by approximately $64 million, or 80%, to $143.7 million during 1998 as compared to $79.7 million during 1997. During 1998, the Company increased its CMBS portfolio by acquiring Subordinated CMBS at purchase prices aggregating approximately $853 million during 1998 as compared to the $554 million during 1997. This increase was partially offset by a reduction in income from Subordinated CMBS due to the de-recognition of $132 million face amount of CMBS from CBO-1 in connection with CBO-2 and also the de-recognition of $345 million face amount of CMBS in connection with CBO-2. See
Note 5 of the Notes to Consolidated Financial Statements.

         GAAP requires that interest income generated by Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the Subordinated CMBS. This currently results in income that is lower for financial statement purposes than for tax purposes. Based upon the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the estimated weighted average anticipated unleveraged yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of December 31, 1998 and 1997, was approximately 10% and 11%, respectively. The decrease in anticipated unleveraged yield is primarily due to five Subordinated CMBS acquisitions in 1998 with anticipated unleveraged yields between 8.5% and 8.9% which reduced the overall average of the CMBS portfolio. These returns were determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses and interest expense attributable to the financing of the rated tranches at current interest rates and current borrowing amounts.

         INTEREST INCOME - INSURED MORTGAGE SECURITIES

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

         INTEREST INCOME - ORIGINATED LOANS

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

         GAIN ON SALE OF CMBS

         In May 1998, CRIIMI MAE completed CBO-2 pursuant to which it sold $468 million of investment grade securities created through the resecuritization of approximately $1.8 billion of its Subordinated CMBS. CRIIMI MAE recognized a gain of approximately $28.8 million on the sale of $345 million face amount investment grade securities sold without call provisions, recognizing CRIIMI MAE's transfer of control on those securities. The sale of $123 million face amount investment grade securities with significant call provisions was treated as a financing and resulted in an unrealized gain of approximately $26 million. Certain of these securities included call provisions to enable CRIIMI MAE to 1) repurchase bonds if market conditions warrant and 2) call bonds when it is no longer cost effective to service them. The sold investment grade securities treated as a financing, as well as approximately $1.3 billion face amount of investment grade and non-investment grade securities retained by CRIIMI MAE, are now required to be reflected on CRIIMI MAE's balance sheet at their fair market value. Additionally, due to the sale treatment under FAS 125, all remaining Subordinated CMBS and insured mortgage securities are required to be carried at fair market value. This reclassification resulted in a cumulative net decrease to shareholders' equity of approximately $251.3 million (a $174.0 million decrease from September 30, 1998).

         Additionally, as part of CBO-2, CMSLP sold trustee servicing rights for $4.2 million, resulting in a gain of $4.2 million for tax purposes, and approximately $400,000 for financial reporting purposes.

         EQUITY IN EARNINGS FROM INVESTMENTS

         Equity in earnings from investments decreased by approximately $1.0 million or 28% to $2.6 million during 1998 as compared to $3.6 million during 1997. This decrease included impairment losses on purchased mortgage servicing rights recorded by CMSLP since their fair value was less than their amortized cost at December 31, 1998. The general market turmoil commencing in late summer of 1998 resulted in the use of higher yields in determining the servicing rights' fair value which caused the fair value to be less than the amortized cost. At September 30, 1998, CMSLP was responsible for certain servicing functions on a mortgage loan portfolio of approximately $32 billion. However, due to CRIIMI MAE's Chapter 11 filing and its relationship with CRIIMI MAE, CMSLP arranged for ORIX, formerly known as Banc One Mortgage Capital Markets, LLC, to succeed it as master servicer on two commercial mortgage pools during the fourth quarter of 1998, which resulted in a loss of approximately $1.4 million for the recorded value of the rights, of which substantially all of the loss flowed through to CRIIMI MAE. These decreases are partially offset by increases in servicing fee streams and float income earned on escrow balances derived from the remaining servicing portfolio, which grew to approximately $31.0 billion as of December 31, 1998 as compared to approximately $16.5 billion as of December 31, 1997.

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

         NET GAIN ON MORTGAGE SECURITY DISPOSITIONS

         During 1998, net gains on mortgage dispositions were approximately $1.2 million, of which approximately $666,000 was a result of 22 prepayments of mortgage securities held by CRIIMI MAE's subsidiaries, or approximately 17% of its portfolio. In addition, CRIIMI MAE sold four unencumbered mortgage securities and a portion of a fifth mortgage security, which resulted in a financial statement gain of $531,000. During 1997, CRI Liquidating's disposition of its remaining 11 mortgage assets and its interest in three limited partnership participation agreements resulted in net gains of approximately $17.4 million (before minority interests) for financial statement purposes. These 1997 net gains were partially offset by nine prepayments of mortgage assets held by CRIIMI MAE's subsidiaries, which resulted in financial statement losses of $52,000. For any year, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period. The proceeds realized from the disposition of mortgage assets are based on the net coupon rates of the specific mortgages disposed of in relation to prevailing long-term interest rates at the date of disposition.

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

         As part of CMO-IV, the Company intended to sell certain of the security tranches that were not initially sold to the public (the "CMO-IV BBB bonds"). In anticipation of this sale, the Company entered into a transaction to hedge the value of those securities. As a result, CRIIMI MAE borrowed and then sold a 10-year Treasury Note in the amount of $44 million. The Company was informed by Citibank that the position was closed on October 8, 1998. This transaction did not qualify for hedge accounting purposes because it involved the purchase and sale of a cash instrument and therefore is required to be recorded at market value ("marked to market"). Because Treasury rates declined from the date of the transaction to the liquidation of the position, the Company recorded a realized loss of approximately $4.5 million, of which approximately $4.1 million was recognized as of September 30, 1998 with the remaining $400,000 loss recognized in the fourth quarter.

         The parties who fund the Company's loan originations are required under the relevant agreements to hedge the related loans and to provide timely written hedge position reporting. As of December 31, 1998, the Company's obligation under the Citibank Program was $28.4 million (based primarily on information provided by Citibank) in excess of the fair value of the loans and the Company's loss exposure under the Prudential Program was $2 million if the Company does not exercise its option. As a result, CRIIMI MAE recorded an aggregate $30.4 million unrealized loss on its obligations as of December 31, 1998. The unrealized loss of $28.4 million relating to the Citibank Program as of December 31, 1998, is based on the estimated fair value of the loans offset by the unpaid principal balance of the loans at December 31, 1998, hedge losses and certain estimated fees and other costs. Depending on market conditions, including interest rate movements, these losses could materially increase or decrease in subsequent reporting periods. The Company has calculated the Prudential loss based upon the assumption that the Company would not exercise its option with Prudential.

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

REORGANIZATION ITEM                                                     1998
----------------------------------------------                        ----------
Professional fees                                                     $5,219,000
Write-off of debt discounts and deferred costs                         2,835,210
Employee Retention Program accrued costs                                 612,885
Excise tax                                                               300,000
Other                                                                    889,852
                                                                      ----------
    Total                                                             $9,856,947
                                                                      ==========

         FINANCIAL STATEMENT NET INCOME

         As a result of the foregoing, net income available to common shareholders for financial statement purposes was approximately $35.4 million for 1998, a 26% decrease from approximately $47.7 million for 1997. On a per basic share basis, financial statement net income decreased to $0.75 per basic share for 1998 from $1.29 per basic share in 1997.

         TAX BASIS INCOME

         CRIIMI MAE earned approximately $66.7 million in tax basis income available to common shareholders in 1998 or $1.38 per share, compared to approximately $54.1 million or $1.45 per share in 1997.

         The primary factors resulting in the $14.7 million increase in tax basis income from 1997 to 1998 was due to the growth of CRIIMI MAE's portfolio of Subordinated CMBS and, to a lesser extent, earnings from CMO-IV. Also contributing to the increase in tax basis income was a $4.2 million gain on the sale of the trustee servicing rights associated with CBO-2. (See Note 5 of the Notes to Consolidated Financial Statements). Partially offsetting the increases in the foregoing were increases in interest expense, general and administrative expenses, reorganization items and the write-off of certain net deferred costs related to the Citibank and Prudential Programs. Although, in absolute dollars, tax basis income increased from 1997 to 1998, tax basis income per share decreased due to the increase in the average number of shares outstanding from 37,334,034 in 1997 to 48,502,522 in 1998. Total tax basis income per share for 1997 included $0.21 of non-recurring income from the mortgage dispositions of a subsidiary, CRI Liquidating, which completed its scheduled liquidation in late 1997.

CASH FLOW

1999 VERSUS 1998

         Net cash provided by operating activities decreased in 1999 as compared to 1998. The decrease was primarily due to a significant increase in the amount of cash that is restricted due to stipulations entered into in connection with the Chapter 11 proceedings or due to agreements that require certain CMBS interest income payments and/or CMBS sales proceeds to be held in segregated accounts. Partially offsetting this decrease was an overall increase in net payables in 1999 as compared to 1998.

         Net cash provided by investing activities increased for 1999 as compared to 1998 primarily due to the suspension of the Company's Subordinated CMBS acquisition and origination programs as a result of the Chapter 11 filing in October 1998.

         Net cash used in financing activities increased in 1999 as compared to 1998. The increase was primarily due to the suspension of the Company's Subordinated CMBS acquisition activities, suspension of equity and debt offerings and payment of principal paydowns per the stipulation agreements with secured lenders.

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

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the Petition Date, CRIIMI MAE used proceeds from long-term, fixed-rate match-funded debt refinancings, short-term, variable-rate secured borrowings, unsecured and other borrowings, securitizations and issuances of common and preferred shares to meet the capital requirements of its business plan. Since the Chapter 11 filing, the Company has suspended its Subordinated CMBS acquisition, origination and securitization operations, but continues to service mortgage loans through CMSLP.

         Prior to the Petition Date, CRIIMI MAE financed a substantial portion of its Subordinated CMBS acquisitions with short-term, variable-rate borrowings secured by the Company's Subordinated CMBS. The agreements governing these financing arrangements typically required the Company to maintain loan-to-value ratios. The agreements further provided that the lenders could require the Company to post cash or additional collateral if the value of the existing collateral fell below the minimum amount required.

         In order to refinance a portion of its short-term, variable-rate secured borrowings with long-term, fixed-rate debt, the Company entered into resecuritization transactions. In May 1998, CRIIMI MAE completed CBO-2, its second resecuritization of its Subordinated CMBS portfolio, which under FAS 125, qualified for both sale and financing accounting. Through CBO-2, CRIIMI MAE refinanced $468 million of its variable-rate debt with fixed-rate, match-funded debt. The debt is considered match-funded because the maturities and principal requirements of the debt closely match those of the related collateral. The transaction also generated additional borrowing capacity of approximately $160 million, which was used primarily to fund additional Subordinated CMBS purchases. In June 1998, CRIIMI MAE securitized $496 million of originated and acquired commercial mortgage loans by selling $397 million face amount of fixed-rate investment grade securities. The tranches not sold to the public were partially financed with variable-rate secured financing agreements.

         After the above structured finance transactions, the Company continued to have a substantial amount of short-term, variable-rate secured financing facilities which were subject to the previously discussed collateral requirements based on CMBS security values. As a result of the turmoil in the capital markets commencing in late summer of 1998, the spreads between CMBS yields and the yields on Treasury securities with comparable maturities began to increase substantially and rapidly. CRIIMI MAE's short-term secured creditors perceived that the value of the Subordinated CMBS securing their facilities with the Company had fallen, creating a value deficiency as measured by the loan-to-value ratio and, consequently, made demand upon the Company to provide cash or additional collateral with sufficient value to cure the perceived value deficiency. In August and September of 1998, the Company received and met collateral calls from its secured creditors. At the same time, CRIIMI MAE was in negotiations with various third parties in an effort to obtain additional debt and equity financing that would provide the Company with additional liquidity.

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

         As of December 31, 1999, CRIIMI MAE had secured financing agreements with GACC, Lehman ALI, Inc., First Union, Merrill Lynch, Morgan Stanley and Citicorp. Certain of these lenders have registered the pledged securities in their own names. As a result, the trustee makes payments on such securities to the registered holder. During the fourth quarter of 1998 and throughout 1999, certain registered holders withheld payments related to securities not registered to CRIIMI MAE. The Company has negotiated and finalized agreements with five of its lenders. CRIIMI MAE Inc.'s unrestricted cash position has increased from approximately $7 million on October 5, 1998 to approximately $53.6 million as of December 31, 1999. Due to the uncertainty of the effects of the Chapter 11 filing on the business of the Company, pending litigation, material reorganization items to be incurred during the pendency of the bankruptcy and numerous other factors beyond the Company's control, no assurance can be given that the Company's cash flow will be sufficient to fund operations for any specified period while the Company is in bankruptcy.

         Under CRIIMI MAE's Plan, a portion of the Recapitalization Financing is expected to result from the CMBS Sale. The CMBS subject to the CMBS Sale had a fair value and amortized cost of $385.1 million and $542.0 million, respectively, as of December 31, 1999. The Company first filed a plan with the Bankruptcy Court in the fourth quarter of 1999 and during that same quarter CRIIMI MAE began marketing for sale the CMBS subject to the CMBS Sale. CRIIMI MAE sold a portion of these bonds in February 2000 and intends to enter into one or more additional agreements during the first half of 2000 to sell the remaining CMBS subject to the CMBS Sale, although there can be no assurance that such bonds will be sold. As the Company decided in the fourth quarter of 1999 to sell the CMBS subject to the CMBS Sale and it does not expect the value of these bonds to significantly recover before the future sale dates, the Company has recognized approximately $157 million of other than temporary impairment related to these CMBS through earnings in the fourth quarter of 1999.

         The value of the Company's Subordinated CMBS and government-insured securities is based upon the combined yield of current treasury rates and the current spread above treasury rates that an investor would require in a purchase transaction. During the year ended December 31, 1999, the required spreads above treasury rates were substantially unchanged on a total portfolio basis. However, treasury rates increased significantly from December 31, 1998 which, when combined with the required spreads, resulted in an aggregate $113.1 million decrease in the value of the Company's portfolio of CMBS and FHAs and GNMAs from December 31, 1998 to December 31, 1999.

         On March 5, 1999, Morgan Stanley sold the CBO-2 BBB Bonds which have a face amount of $205.8 million and a coupon of 7%. The proceeds of $159.0 million were used to pay off $141.2 million of the related short-term, variable-rate debt due Morgan Stanley and the remaining net proceeds of $17.8 million were remitted to CRIIMI MAE. CRIIMI MAE retained the right to call each CMBS when the outstanding principal balance amortizes to 15% of its original face balance. The 15% call option prevents CRIIMI MAE from surrendering control of the assets pursuant to the requirements of FAS 125 and thus the transaction is accounted for as a financing and not a sale. This resulted in CRIIMI MAE recognizing a fixed-rate liability for these bonds in the amount of the gross proceeds, which was approximately $159 million.

         On April 5, 1999, the Company finalized an agreement by which Salomon Smith Barney, in cooperation with CRIIMI MAE, agreed to sell the remaining two classes of investment grade CMBS from CMO-IV with a face amount of $45.9 million and an average coupon rate of 6.96% constituting a portion of the collateral security advances under financing agreements with Citicorp. CRIIMI MAE sold these two classes of CMBS in May and October 1999. CRIIMI MAE retained the right to call each CMBS when the principal balance amortizes to 15% of its original face balance. The 15% call option prevents CRIIMI MAE from surrendering control of the assets pursuant to the requirements of FAS 125 and thus the transaction has been accounted for as a financing and not a sale. Gross proceeds from the sale were used to pay off $39.6 million of secured debt and certain costs, and the remainder of approximately $315,000 was remitted to CRIIMI MAE. This resulted in CRIIMI MAE recognizing a fixed-rate liability for these bonds in the amount of the gross proceeds received.

         On August 5, 1999, all but three of the commercial loans originated under the Citibank Program were sold for gross proceeds of approximately $308.0 million. The loans sold had an aggregate unpaid principal balance of $339.0 million. On September 16, 1999, the remaining three loans were sold for gross proceeds of approximately $27.2 million. The loans sold had an aggregate principal balance of $32.7 million. Prior to the actual sale of these loans the Company had recorded its unrealized losses based on pricing data received from Citibank. In the case of each sale of the commercial loans, the minimum net proceeds provision was waived by agreement of the Company, the Unsecured Creditors' Committee and the Equity Committee. For GAAP purposes, the Company realized $36.3 million in losses from the third quarter of 1998 through the third quarter of 1999.

         The Company's ability to resume the acquisition of Subordinated CMBS, as well as its loan origination and securitization programs, depends first on its ability to obtain the requisite recapitalization proceeds, obtain confirmation and approval of a plan reorganization and emerge from bankruptcy as a successfully reorganized company, and second, on its ability to access additional capital once it has successfully emerged from bankruptcy. Factors which could affect the Company's ability to access additional capital include, among other things, the cost and availability of such capital, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, general economic conditions, perceptions in the capital markets of the Company's business, covenants under the Company's debt securities and credit facilities, results of operations, leverage, financial condition, and business prospects. The Company can give no assurance as to whether it will be able to obtain additional capital or the terms of any such capital. See "BUSINESS-The Plan of Reorganization" for a discussion of the New Debt contemplated under the Plan.

         DIVIDENDS

         During the pendency of the Chapter 11 proceedings, the Company is prohibited from paying cash dividends without first obtaining Bankruptcy Court approval. Among the other factors which impact CRIIMI MAE's dividends are (i) the level of income earned on uninsured mortgage assets, such as Subordinated CMBS (including, but not limited to, the amount of OID income and losses, if any, on Subordinated CMBS), and, to the extent applicable, originated loans, which varies depending on prepayments, defaults, etc., (ii) the level of income earned on CRIIMI MAE's or its subsidiaries' insured mortgage security collateral depending on prepayments, defaults, etc., (iii) the fluctuating yields on short-term, variable-rate debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate CRIIMI MAE pays on its other borrowings,
(iv) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, loan origination reserves, escrow deposits and distributions from its subsidiaries can be reinvested, (v) changes in operating expenses (including those related to the Chapter 11 filing), (vi) to the extent applicable, cash dividends paid on preferred shares, (vii) to the extent applicable, whether the Company's taxable mortgage pools continue to be exempt from corporate level taxes, (viii) the timing and amounts of cash flows attributable to its other lines of business mortgage servicing, advisory, to the extent applicable, origination services and, (ix) to the extent applicable, realized losses on certain transactions. See "BUSINESS-Effect of Chapter 11 Filing on REIT Status" regarding the declaration of a junior preferred dividend with respect to 1998 taxable income and the anticipated distribution of all or a substantial portion of its 1999 taxable income in the form of non-cash taxable dividends. Under the Plan, no cash dividends other than a maximum of $4.1 million to preferred shareholders can be paid to existing shareholders. See "BUSINESS-The Plan of Reorganization" for further discussion.

         Due to the Chapter 11 filing on October 5, 1998, cash dividends were not paid during 1999 on common or preferred shares. However, since dividends on the Company's Series B, C, D and F Preferred Stock are cumulative, the dividends payable at December 31, 1999 were accrued in the financial statements.

         Dividends paid or accrued per share on the Company's common stock, Series B Preferred Stock and Series F Preferred Stock are summarized below:

                               For the three months ended        For the twelve months ended
                                      December 31,                       December 31,
                               1999 (1)          1998 (1)          1999 (1)        1998
                              ---------         ---------         ---------      ---------
Common shares                 $   0.000         $   0.300         $   0.000      $   1.470
Series B Preferred Stock          0.680             0.680             2.720          3.355
Series F Preferred Stock          0.190                --             0.190             --

-----------------------------
(1) Due to the Chapter 11 filing on October 5, 1998, cash dividends were not paid for the year ended 1999 on common or preferred shares. The Company paid a dividend on November 5, 1999 in the form of junior preferred stock to its common shareholders for the purpose of distributing approximately $15.7 million in undistributed 1998 taxable income. See "BUSINESS-Effect of Chapter 11 Filing on REIT Status and Other Tax Matters" regarding this dividend and the anticipated distribution of all or a substantial portion of its 1999 taxable income in the form of non-cash taxable dividends. However, since dividends on the Company's preferred shares are cumulative, the dividends payable at December 31, 1998 and for the year ended December 31, 1999 were accrued in the financial statements.

         In addition to the per share amounts described above, dividends were paid or accrued on the Company's Series C Preferred Stock and Series D Preferred Stock. Amounts payable to Series C Preferred Stock for both the three and twelve months ended December 31, 1999 were $193,068 and $697,172, respectively. This compares to amounts paid or payable to Series C Preferred Stock for both the three and twelve months ended December 31, 1998 of $259,139 and $1,305,082, respectively. Amounts payable to Series D Preferred Stock for the three and twelve months ended December 31, 1999 were $185,254 and $645,822, respectively. This compares to amounts paid or payable to Series D Preferred Stock for the three and twelve months ended December 31, 1998 of $154,931 and $264,011, respectively. Amounts payable to the Series F Preferred Stock for the three and twelve months ended December 31, 1999 were $161,527.

         On February 22, 2000, CRIIMI MAE and the holder of its Series C Preferred Stock entered into a Preferred Stock Exchange Agreement pursuant to which 103,000 shares of Series C Preferred Stock were exchanged for 103,000 shares of a new series of preferred stock designated as Series E Preferred Stock. See "MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS-Exchange of Series C Preferred Stock for Series F Preferred Stock" for a further discussion of the exchange of Series C Preferred Stock for Series E Preferred Stock.

         REIT STATUS AND OTHER TAX MATTERS

         CRIIMI MAE has elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code for the 1999 tax year. To qualify for tax treatment as a REIT under the Internal Revenue Code, CRIIMI MAE must satisfy certain criteria, including certain requirements regarding the nature of its ownership, assets, income and distributions of taxable income. For a discussion of the effect of the Chapter 11 filing on REIT status and related risks see "BUSINESS-Effect of Chapter 11 Filing on REIT Status and Other Tax Matters".

         The recently issued Internal Revenue Service Revenue Procedure 99-17 provides securities and commodities traders with the ability to elect mark-to-market treatment for 2000 by including an election with their timely filed 1999 federal tax extension. The election applies to all future years as well, unless revoked with the consent of the Internal Revenue Service. On March 15, 2000, the Company determined to elect mark-to-market treatment as a securities trader for 2000 and, accordingly, will recognize gains and losses prior to the actual disposition of its securities. Moreover, some if not all of those gains and losses, as well as some if not all gains or losses from actual dispositions of securities, will be treated as ordinary in nature and not capital, as they would be in the absence of the election. Therefore, any net operating losses generated by the Company's trading activity will offset the Company's taxable income, and reduce any required distributions to shareholders by a like amount. See "BUSINESS-Risk Factors-Risks Associated with Trader Election" for further discussion. If the Company does have a REIT distribution requirement (and such distributions would be permitted under the Plan), a substantial portion of the Company's distributions would be in the form of non-cash taxable dividends.

         INVESTMENT COMPANY ACT

         For a discussion of the Investment Company Act and the risk to the Company if it were required to register as an Investment Company, see "BUSINESS-Risk Factors-Investment Company Act Risk".

         YEAR 2000

         During the transition from 1999 to 2000, the Company did not experience any significant problems or errors in its information technology ("IT") systems or date-sensitive embedded technology that controls certain systems. Based on operations since January 1, 2000, the Company does not expect any significant impact to its business, operations, or financial condition as a result of the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. The Company is not aware of any significant Year 2000 problems affecting third parties with which the Company interfaces directly or indirectly.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market. The Company will have an increase in the amount of interest expense paid on its variable-rate obligations primarily due to increases in One-Month LIBOR. The Company will also experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury bonds as well as increases in the spread between U.S. Treasury bonds and CMBS.

         CRIIMI MAE has entered into interest rate protection agreements to mitigate the adverse effects of rising interest rates on the amount of interest expense payable under its variable-rate borrowings. The caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index (typically One-Month LIBOR), increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. The term of the cap as well as the stated interest rate of the cap, which in all cases is currently above the current rate of the index, will limit the amount of protection that the caps offer.

         Prior to the Petition Date, CRIIMI MAE financed a substantial portion of its Subordinated CMBS acquisitions with short-term, variable-rate borrowings secured by the Company's CMBS. The agreements governing these financing arrangements typically required the Company to maintain collateral at all times with a market value not less than a specified percentage of the outstanding indebtedness. The agreements further provided that the lenders could require the Company to post cash or additional collateral if the value of the existing collateral fell below this threshold amount. These financing arrangements were used by CRIIMI MAE to provide financing during the period of time from the acquisition or creation of the Subordinated CMBS to the date when CRIIMI MAE would resecuritize the portfolio in order to match-fund a significant portion of the portfolio with fixed-rate debt, thereby eliminating interest rate risk on that portion of the CMBS. These transactions also increased the borrowing capacity of the Company which was used to acquire Subordinated CMBS.

         The table below provides information about the Company's Subordinated CMBS, Insured Mortgage Securities, and Investment in Originated Loans. The Company holds these assets in its portfolio for other than trading purposes. For Subordinated CMBS, insured mortgage securities, and investment in originated loans, the table presents anticipated principal and interest cash flows based upon the assumptions used in determining the fair value of these securities and the related weighted average interest rates by expected maturity. The assumptions used to price these securities include an estimate for prepayments which was 0% for the Subordinated CMBS, and ranged from 0% to 14% for the investment in originated loans.

                    ESTIMATED PRINCIPAL & INTEREST CASHFLOWS

Assets (in millions)               2000         2001        2002         2003         2004     Thereafter      Total     Fair Value
------------------------------   --------     -------     --------     --------     --------   -----------  -----------  -----------
Subordinated CMBS (1)           $  155.0     $  155.5     $  155.7     $  156.0     $  159.3     $3,925.4     $4,706.9    $1,179.3
Average Stated Interest Rate         6.8%         6.8%         6.8%         6.8%         6.8%         6.8%

Insured Mortgage
   Securities                   $   36.3     $   34.4     $   34.5     $   34.5     $   34.5     $  803.9     $  978.1    $  394.9
Average Stated Interest Rate         7.6%         7.6%         7.6%         7.6%         7.6%         7.7%

Investment in Originated
   Loans                        $   70.1     $   73.7     $   67.0     $   60.9     $   57.9     $  337.2     $  666.8    $  422.6
Average Stated Interest Rate         7.5%         7.5%         7.5%         7.5%         7.5%         7.5%

----------------------------
(1) The estimated principal and interest cash flows are based on the Subordinated CMBS portfolio as of December 31, 1999. However, these cash flows will decrease as the CMBS anticipated to be sold as part of the Company's Plan are actually sold.

         The next table provides information about the Company's debt obligations and derivative instruments. This table is based on the Company's current debt obligations as of December 31, 1999 and does not account for the contemplated New Debt from the Company's Plan. For debt obligations, the table presents the contractual principal and interest payments and the related weighted average interest rates by contractual maturity date. For the caps, the table presents the notional amount of the agreement by fiscal year of maturity and weighted average strike price.

               ESTIMATED PRINCIPAL & INTEREST ON DEBT OBLIGATIONS

Debt Obligations
(in millions)                        2000        2001         2002        2003          2004      Thereafter     Total    Fair Value
--------------------------------- ---------    --------     --------     -------      --------    ----------    --------  ----------
Securitized Mortgage
   Obligations - Fixed Rate       $   90.5     $   88.8     $   90.3     $   89.2     $   92.6     $1,632.3     $2,083.7    $1,007.8
Average Stated Interest Rate           6.7%         6.7%         6.7%         6.8%         6.8%         7.0%

Senior Unsecured Notes            $    9.1     $    9.1     $  109.1     $     --     $     --     $     --     $  127.3    $   86.0
Average Stated Interest Rate (2)       9.1%         9.1%         9.1%

Variable Rate Secured
   Borrowings (1)                 $     --     $     --     $     --     $     --     $     --     $     --     $     --         N/A
Average Stated Interest Rate

Other Variable Rate (1)           $     --     $     --     $     --     $     --     $     --     $     --     $     --         N/A
Average Stated Interest Rate

Derivative Contracts
(in millions)


Cap Contracts                     $  350.0     $  425.0     $     --     $     --     $     --     $     --     $  775.0    $    1.5
Average Strike Rate                    6.7%         6.7%

----------------------------
(1) These facilities are in default due to the Chapter 11 proceedings. As a result, the maturity dates of these facilities have passed. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

(2) This facility is in default due to the Chapter 11 proceedings, however the maturity date has not passed as of December 31, 1999.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The financial statements and supplementary data are set forth in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning the executive officers and directors of the Company as of March 15, 2000.

                  Name                        Age                 Position
                  ----                        ---                 --------
William B. Dockser (1)........................ 63        Chairman of the Board and Director
H. William Willoughby (1)..................... 53        President, Secretary and Director
Cynthia O. Azzara............................. 40        Senior Vice President, Chief Financial Officer
                                                            and Treasurer
David B. Iannarone............................ 39        Senior Vice President and General Counsel
Brian L. Hanson............................... 38        Senior Vice President/Servicing
Garrett G. Carlson, Sr. (2)(3)(4)............. 62        Director
G. Richard Dunnells (2)(3)(4)................. 62        Director
Robert J. Merrick (2)(3)(4)................... 55        Director
Robert E. Woods (2)(3)(4)..................... 52        Director

------------------
(1)  Member of the Transactional Committee
(2)  Member of the Audit Committee
(3)  Member of the Compensation and Stock Option Committee
(4)  Member of the Special Reorganization Committee

         Mr. William B. Dockser has been Chairman of the Board of CRIIMI MAE since 1989. Mr. Dockser also serves as Chairman of the Board of C.R.I., Inc., the former advisor to CRIIMI MAE, which currently oversees a $3 billion real estate portfolio. Prior to forming CRI in 1974, he served as President of Kaufman Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment complexes. For a period of 2 1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for a federally insured housing production program. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree from Harvard University.

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

         Ms. Cynthia O. Azzara has been Chief Financial Officer since 1994, a Senior Vice President since 1995 and Treasurer since 1997. Ms. Azzara is responsible for accounting, financial and treasury matters of CRIIMI MAE. From 1989 to 1994, she served as Vice President/Controller of CRI public funds. From 1985 to 1989, she held positions at CRI as manager of financial reporting and assistant controller. Before joining CRI in 1985, Ms. Azzara was controller for a consulting company and was a staff accountant for a regional CPA firm in Virginia. Ms. Azzara is a certified public accountant and holds a B.B.A. in accounting from James Madison University, magna cum laude.

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

         Mr. Brian L. Hanson has been a Senior Vice President of the Company since March 1998. From March 1996 to March 1998, he served as Group Vice President of the Company. Prior to joining the Company, from May 1991 to February 1996, Mr. Hanson was with the Lanham, Maryland based company of JCF Partners, where he served as Chief Operating Officer and Director of Asset Operations and Portfolio Director.

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

         Mr. G. Richard Dunnells has served as a Director of the Company since 1991. Since 1995, Mr. Dunnells has served as the Hiring Partner of the law firm Holland & Knight. He was Chairman of the Washington, D.C. law firm of Dunnells & Duvall from 1989 to 1993 and was the firm's Senior Partner from 1973 to 1993. Mr. Dunnells served on the President's Commission on Housing from 1981 to 1982 and thereafter served in various roles at the U.S. Department of Housing and Urban Development from 1969 to 1973, including Special Assistant to the Under-Secretary, Deputy Assistant Secretary for Housing and Urban Renewal and Deputy Assistant Secretary for Housing Management.

         Mr. Robert J. Merrick has served as a Director of the Company since 1997. Since February 1998, Mr. Merrick has served as the Chief Credit Officer and Director of MCG Credit Company. From 1985 to 1997, he served as Executive Vice President and Chief Credit Officer of Signet Banking Company. In addition, while at Signet, Mr. Merrick also served as Chairman of the Credit Policy Committee and was a member of the Asset and Liability Committee, as well as the Management Committee. Prior to joining Signet, Mr. Merrick was a Credit Officer of the Virginia Banking Company from 1980 to 1984. He also served as Senior Vice President of the Bank of Virginia from 1976 to 1980.

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

         Mr. Douglas L. Cooper, who had served as a Senior Vice President of the Company since March 1998, resigned in October 1999.

         Mr. Donald R. Drew, who had served as a Senior Vice President of the Company since April 1997, resigned in January 2000.

MEETINGS OF DIRECTORS

         During 1999, the Board of Directors met twelve times and acted by unanimous written consent on one occasion. Each member of the Board of Directors attended at least 80% of the meetings of the Board of Directors and the committees on which he served during 1999. Pursuant to the Company's Bylaws, a majority of the Board of Directors shall at all times consist of directors who are not officers or employees of the Company and do not perform any services for the Company other than as a director ("Unaffiliated Directors").

COMPENSATION OF DIRECTORS

         Directors who are also employees of the Company receive no additional compensation for their services as directors. Each Unaffiliated Director receives (i) an aggregate annual fee of $12,000, (ii) 500 common shares annually, (iii) options to purchase 500 common shares annually and (iv) a fee of $750 (for telephonic meetings) or $1,500 (for in-person meetings) per day for each meeting in which such director participates, including committee meetings held on days when the Board of Directors is not meeting. In addition, the Company reimburses directors (including those employed by the Company as executive officers) for travel and other expenses incurred in connection with their duties as directors of the Company. The Unaffiliated Directors, in addition to the foregoing compensation, have received additional compensation for their service on the Special Reorganization Committee. Messrs. Carlson, Dunnells and Merrick each received $25,000 and Mr. Woods, as lead director, received $35,000.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has an Audit Committee, a Compensation and Stock Option Committee, and a Transactional Committee. The Company has no nominating or similar committee.

         AUDIT COMMITTEE. The Board of Directors has an Audit Committee currently comprised of Messrs. Carlson, Dunnells, Merrick and Woods, each of whom is an Unaffiliated Director. The functions performed by the Audit Committee are to: (1) recommend independent auditors to the Company; (2) review the scope of the audit, audit fees, the audit report and the management letter with the Company's independent auditors; (3) review the financial statements of the Company; (4) review and approve non-audit services provided by the independent auditors; and (5) consult with the independent auditors and management with regard to the adequacy of internal controls. The Audit Committee met once in 1999.

         COMPENSATION AND STOCK OPTION COMMITTEE. The Board of Directors has a Compensation and Stock Option Committee currently comprised of Messrs. Carlson, Dunnells, Merrick and Woods, each of whom is an Unaffiliated Director. The Compensation and Stock Option Committee was formed to establish, review and modify the compensation (including salaries and bonuses) of the Company's executive officers, to administer the Employee Stock Option Plan and to perform such other duties as may be delegated to it by the Board of Directors. The Compensation and Stock Option Committee met twice in 1999.

         TRANSACTIONAL COMMITTEE. The Board of Directors has a Transactional Committee currently comprised of Messrs. Dockser and Willoughby. The Transactional Committee was formed to review and approve certain debt and equity financings, and securitizations and resecuritizations of assets, with certain of the foregoing subject to specific limitations. The Transactional Committee did not meet in 1999.

         SPECIAL REORGANIZATION COMMITTEE. The Board of Directors has a Special Reorganization Committee comprised of Messrs. Carlson, Dunnells, Merrick and Woods established in connection with the Company's Chapter 11 proceedings.
The Special Reorganization Committee met five times in 1999.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16 of the Securities Exchange Act of 1934, as amended, requires each director and executive officer of the Company and each person who owns more than 10% of the Company's common stock to report to the SEC, by a specified date, his, her or its beneficial ownership of, and certain transactions in, the Company's common stock. Except as otherwise noted, based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Company, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all directors, officers and beneficial owners of more than 10% of the common stock have filed on a timely basis Forms 3, 4 and 5 as required in the year ended December 31, 1999. Each of the four Unaffiliated Directors filed a delinquent Form 4 reporting one transaction.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation earned during the last three years by the Chairman of the Board of Directors and each of the other four most highly compensated executive officers of the Company whose income exceeded $100,000 during the year ended December 31, 1999 (collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation       Long Term Compensation
                                              -----------------------    ------------------------
                                                                         Restricted   Securities
                                                                           Stock      Underlying        All Other
                                    Year      Salary ($)    Bonus ($)      Awards      Options (#)     Compensation ($)
                                    ----      ----------    ---------    ----------   ------------    -----------------
William B. Dockser                  1999      $318,354      $     --      $     --      125,000         $     --
       Chairman of the Board        1998       285,600        59,000            --      225,000          334,916 (1)
                                    1997       230,000       215,000            --      150,000          467,424 (1)

H. William Willoughby               1999      $318,354      $     --      $     --      125,000         $     --
       President and Secretary      1998       285,600        59,000            --      225,000          334,916 (1)
                                    1997       230,000       215,000            --      150,000          467,424 (1)

Cynthia O. Azzara                   1999      $242,812      $ 49,500      $     --       40,000         $ 247,500 (2)
       Senior Vice President,       1998       185,150        45,000            --       20,000               --
       Chief Financial Officer      1997       147,500        77,500            --       25,000               --
       and Treasurer

David B. Iannarone                  1999      $242,812      $ 49,500      $     --       50,000         $ 247,500 (2)
       Senior Vice President        1998       163,882        45,000            --       15,000               --
       and General Counsel          1997       114,167        50,000            --       15,000               --

Brian L. Hanson (3)                 1999      $188,854      $ 38,500      $     --       25,000         $192,500
       Senior Vice President        1998       147,235        40,000            --       15,000               --
                                    1997       106,433        50,000            --       15,000               --

(1) These amounts represent deferred compensation, which the Company has agreed to pay for services performed in connection with the Merger. These amounts were paid solely from principal and interest received by the Company from CRI in connection with a note receivable acquired by the Company in the Merger. As a result of the Company's Chapter 11 filing, these payments have been temporarily suspended.

(2) These amounts represent retention payments made on April 15, 1999 and October 15, 1999 pursuant to the Employee Retention Plan.

(3) These amounts represent compensation paid by CMSLP throughout 1999 and long-term incentive payments made on April 15, 1999 and October 15, 1999 pursuant to the CMSLP Long-Term Incentive Plan.

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

         In the event of a change of control, as defined in the Employment Agreements, Messrs. Dockser and Willoughby reserve the right to voluntarily terminate their employment with the Company. Messrs. Dockser and Willoughby are entitled to severance payments in an amount equal to 18 months' base salary upon termination without cause and upon an involuntary resignation for any of the reasons set forth in the Employment Agreements, including a change of control. Messrs. Dockser and Willoughby are not currently entitled to receive any retention payments under the Employment Retention Plan.

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

         In July 1998, the Company entered into a new employment agreement with Ms. Cynthia O. Azzara that, in connection with the adoption of the Employee Retention Plan, was assumed by CM Management and was amended as of October 5, 1998 (as amended, the "Azzara Employment Agreement"). The Azzara Employment Agreement has a three-year term and provides for minimum base annual compensation of $225,000. The Azzara Employment Agreement contains provisions that prohibit Ms. Azzara from competing with the Company and certain of its affiliates for a period not to extend beyond October 5, 2000, subject to certain limited exceptions. In addition, Ms. Azzara is entitled to receive a retention payment, under the Employee Retention Plan, equal to two times her base salary paid semiannually in four equal installments over a two-year period, subject to certain conditions. The first retention plan payment to Ms. Azzara vested on April 5, 1999 and was paid on April 15, 1999. The second retention payment vested on October 5, 1999 and was paid on October 15, 1999. The third retention payment vested on April 5, 2000 and will be paid on April 14, 2000. The fourth retention plan payment to Ms. Azzara is subject to Bankruptcy Court approval. Any unpaid portion of the retention payments owed to Ms. Azzara will become immediately due and payable upon the effective date of a plan of reorganization of the Company, only upon receipt of Bankruptcy Court approval, or upon the termination of Ms. Azzara other than for cause.

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

         On October 7, 1998, the Company entered into an employment agreement with David B. Iannarone that, in connection with the Employee Retention Plan, was assumed by CM Management and was amended as of October 7, 1998 (as amended, the "Iannarone Employment Agreement"). The Iannarone Employment Agreement has a three-year term and provides for minimum base annual compensation of $225,000. In addition, Mr. Iannarone is entitled to receive a retention payment, under the Employee Retention Plan, equal to two times his base salary paid semiannually in four equal installments over a two-year period, subject to certain conditions. The first retention plan payment to Mr. Iannarone vested on April 5, 1999 and was paid on April 15, 1999. The second retention payment vested on October 5, 1999 and was paid on October 15, 1999. The third retention payment vested on April 5, 2000 and will be paid on April 14, 2000. The fourth retention plan payment to Mr. Iannarone is subject to Bankruptcy Court approval. Any unpaid portion of the retention payments owed to Mr. Iannarone will become immediately due and payable upon the effective date of a plan of reorganization of the Company, only upon receipt of Bankruptcy Court approval, or upon the termination of Mr. Iannarone other than for cause.

         Mr. Iannarone is entitled to severance payments in an amount equal to 24 months' base salary upon termination without cause. In addition, upon termination following a change of control, all options to acquire shares of the Company's common stock held by Mr. Iannarone, to the extent not then exercisable, will become immediately exercisable. The Iannarone Employment Agreement provides for indemnification of Mr. Iannarone to the extent provided for in the bylaws of the Company and/or CM Management up to and including amounts totaling a maximum of $250,000 for all covered persons, constituting the aggregate deductible under applicable Officer and Director insurance policies, the application of any available portion of proceeds of applicable Officer and Director insurance policies, up to $20 million in the aggregate for all covered persons, and the payment of all uninsured indemnification arising under the post-petition actions of the executive for which he is otherwise entitled to indemnification under the bylaws of the Company and/or CM Management.

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

         The Employee Stock Option Plan currently provides for grants of stock options to purchase up to 2,092,903 shares of Company common stock (as adjusted from 2,000,000 shares as a result of the junior preferred stock dividend paid to common shareholders in November 1999 and consistent with a Bankruptcy Court order which limits the full adjustment to 2,198,831 shares of Company common stock, contemplated by the terms and provisions of the Employee Stock Option Plan, until such time as the Company emerges from Chapter 11). As of March 17, 2000, options to purchase a total of 2,083,123 shares of Company common stock were outstanding under the Employee Stock Option Plan. Options granted under the Employee Stock Option Plan may be designated as either "nonqualified stock options" or "incentive stock options." The exercise price for options granted under the Employee Stock Option Plan may not be less than the fair market value of a share of common stock on the date of grant.

         Any executive officer or other key employee of the Company or any subsidiary of the Company is eligible to be granted options, subject to certain limitations. The Compensation and Stock Option Committee is authorized to select from among eligible employees the individuals to whom options are to be granted and to determine the number of common shares subject to each option, whether such options are to be incentive stock options or nonqualified stock options, and the terms and conditions of the options consistent with the Employee Stock Option Plan.

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

        The following table sets forth certain information concerning options granted to the Named Executive Officers during the year ended December 31, 1999:

                       OPTIONS GRANTED IN LAST FISCAL YEAR

                                                   % of Total Options
                              Common Shares            Granted to
                             Underlying Options        Employees in      Exercise    Expiration     Grant Date
                                  Granted               Fiscal Year        Price        Date       Present Value
                             -------------------   --------------------  ---------   ----------    -------------
William B. Dockser               100,000 (1)              13.41%           $ 3.125      3/16/07     $ 250,580 (3)
                                  25,000 (2)               3.35%           $ 1.125     12/15/07     $  22,615 (4)

H. William Willoughby            100,000 (1)              13.41%           $ 3.125      3/16/07     $ 250,580 (3)
                                  25,000 (2)               3.35%           $ 1.125     12/15/07     $  22,615 (4)

Cynthia O. Azzara                 20,000 (1)               2.68%           $ 3.125      3/16/07     $  50,116 (3)
                                  20,000 (2)               2.68%           $ 1.125     12/15/07     $  18,092 (4)

David B. Iannarone                25,000 (1)               3.35%           $ 3.125      3/16/07     $  62,645 (3)
                                  25,000 (2)               3.35%           $ 1.125     12/15/07     $  22,615 (4)

Brian L. Hanson                   15,000 (1)               2.01%           $ 3.125      3/16/07     $  37,587 (3)
                                  10,000 (2)               1.34%           $ 1.125     12/15/07     $   9,046 (4)

(1) These options were granted on March 16, 1999 and will vest in three equal annual installments over three years commencing on the first anniversary of the date of grant.

(2) These options were granted on December 15, 1999 and will vest in three equal annual installments over three years commencing on the first anniversary of the date of grant.

(3) These values are estimated on the date of grant using the Black-Scholes option pricing model, which produces a per option share value as of March 16, 1999, the grant date, of $2.5058 using the following principal assumptions: expected stock price volatility 95.5656%, risk free rate of return of 5.0386%, dividend yield of 0% and expected life of 6.23 years. No adjustments have been made for forfeitures or nontransferability. The actual value, if any, that the executive officer will realize from these options will depend solely on the increase in the stock price over the option price when the options are exercised.

(4) These values are estimated on the date of grant using the Black-Scholes option pricing model, which produces a per option share value as of December 15, 1999, the grant date, of $0.9046 using the following principal assumptions: expected stock price volatility 94.332%, risk free rate of return of 6.1513%, dividend yield of 0% and expected life of 6.23 years. No adjustments have been made for forfeitures or nontransferability. The actual value, if any, that the executive officer will realize from these options will depend solely on the increase in the stock price over the option price when the options are exercised.

         The following table provides information concerning the exercise of options during the year ended December 31, 1999 for each of the Named Executive Officers.

 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999 AND YEAR END 1999 OPTION VALUES


                            Common Shares                 Number of Common Shares
                              Acquired on                  Underlying Unexercised     Value of Unexercised In-the-
                            Exercise During     Value         Options at FY-end         Money Options at FY-end
                                 1999          Realized   Exercisable/Unexercisable   Exercisable/Unexercisable(1)
                            ---------------    --------   -------------------------   ----------------------------
William B. Dockser               --               $--     1,102,302     675,000           $--        $7,813

H. William Willoughby            --               $--     1,266,905     675,000           $--        $7,813

Cynthia O. Azzara                --               $--        51,734      61,666           $--        $6,250

David B. Iannarone               --               $--        15,000      65,000           $--        $7,813

Brian L. Hanson                  --               $--        20,625      41,875           $--        $3,125

-------------------
(1) The value of the in-the-money options was calculated using the difference between $1.4375, the closing share price of the Company's common stock on December 31, 1999, and the exercise price of the options.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 17, 2000 by (i) each person known by the Company to be the beneficial owner of more than 5% of its common stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

                                              AMOUNT AND NATURE OF COMMON                       PERCENTAGE OF COMMON
NAME                                           SHARES BENEFICIALLY OWNED                         SHARES OUTSTANDING
--------------------------------------        ---------------------------                       --------------------
William B. Dockser                                   3,679,949 (1)(2)                                    5.6%
H. William Willoughby                                3,459,827 (1)(3)                                    5.3%
Garrett G. Carlson, Sr.                                 18,910 (4)                                         *
G. Richard Dunnells                                     17,130 (5)                                         *
Robert J. Merrick                                        5,246 (6)                                         *
Robert E. Woods                                          2,164 (7)                                         *
Cynthia O. Azzara                                      101,079 (8)                                         *
David B. Iannarone                                      34,929 (9)
Brian L. Hanson                                         37,595 (10)                                        *

Gotham Partners L.P.
Gotham Partners III
Gotham International Advisors LLC                    6,009,000 (11)                                      9.2%
   110 East 42nd Street, 18th Floor
   New York, NY  10017

All Director and Executive Officers
   as a Group (9 persons)                            7,353,358 (1)(2)(3)(4)(6)(7)(8)(9)(10)(12)         11.2%

-------------------
*Less than 1%.

(1) Includes 3,471 common shares owned by C.R.I., Inc. of which Messrs. Dockser and Willoughby are the sole shareholders.
(2) Includes 1,409,525 shares available upon exercise of presently exercisable options or those exercisable within 60 days. Includes 131,592 common shares held by Mr. Dockser's wife, 156,817 common shares held by the William B. Dockser '59 Charitable Lead Annuity Trust (for which Mr. Dockser has sole voting power) and 250,907 common shares held by the Dockser Family Foundation (for which Mr. Dockser has sole voting power).
(3) Includes 1,601,170 shares available upon exercise of presently exercisable options or those exercisable within 60 days. Includes 43,100 common shares held by Mr. Willoughby's wife, 34,384 common shares held by Mr. Willoughby's parents, 10,000 common shares held by Mr. Willoughby's son and 4,095 common shares held by Mr. Willoughby's daughter.
(4) Includes 2,910 shares available upon exercise of presently exercisable options or those exercisable within 60 days. Includes 1,000 common shares held by Mr. Carlson's wife and 14,500 common shares held by a partnership for which Mr. Carlson is the sole general partner.
(5) Includes 2,910 shares available upon exercise of presently exercisable options or those exercisable within 60 days.
(6) Includes 1,746 shares available upon exercise of presently exercisable options or those exercisable within 60 days.
(7) Includes 1,164 shares available upon exercise of presently exercisable options or those exercisable within 60 days.
(8) Includes 79,635 shares available upon exercise of presently exercisable options or those exercisable within 60 days.
(9) Includes 34,929 shares available upon exercise of presently exercisable options or those exercisable within 60 days.
(10) Includes 37,595 shares available upon exercise of presently exercisable options or those exercisable within 60 days.
(11) Based on a Schedule 13G filed by Gotham Partners, L.P., Gotham Partners III, L.P. and Gotham International Advisors L.L.C., such entities collectively hold 6,009,000 common shares, for which they hold sole voting and investment power.
(12) Includes 3,171,584 shares available upon exercise of presently exercisable options or those exercisable within 60 days.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company maintains its headquarters office in Rockville, Maryland. Pursuant to an administrative services agreement with CRI which was entered into in connection with the Merger (the "CRI Administrative Services Agreement"), CRI is obligated to provide the Company and its subsidiaries with certain administrative office, facility and other services, at cost, with respect to certain aspects of the Company's business. The Company intends to use the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by the Company or provided by another service provider. The CRI Administrative Services Agreement is terminable on 30 days' notice at any time by the Company. The Company and its subsidiaries paid charges under the CRI Administrative Services Agreement of $182,691 and $352,471 for the years ended December 31, 1999 and 1998, respectively.

         In June 1997, a subsidiary of the Company acquired a Holiday Inn Express hotel in Nashville, Tennessee in a foreclosure sale from a commercial mortgage-backed security trust. In connection with such purchase, the subsidiary-owner of the hotel entered into a hotel management agreement (the "Hotel Management Agreement") with Capitol Hotel Group International, Inc. ("CHGI"), a Maryland company partially owned by Messrs. Dockser and Willoughby. The Hotel Management Agreement provides that in exchange for the hotel management and operating duties set forth in the agreement, CHGI will receive an annual management fee in an amount equal to four percent of the total annual revenues of the hotel plus twenty percent of the annual net profit of the hotel. For the years ended December 31, 1999 and 1998, the Company paid a total of $61,077 and $4,691, respectively, to CHGI pursuant to the Hotel Management Agreement. Prior to entering into the Hotel Management Agreement, the Company received a written opinion from an independent hotel consulting and appraisal company that the terms of the Hotel Management Agreement were reasonable and within industry standards.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)     List of documents filed as part of this report:

                 1 and 2. Financial Statements and Financial Statement Schedules

                                                                              Page
Description                                                                 Number(s)
-----------                                                                 ---------
Report of Independent Public Accountants.......................................F-1

Consolidated Balance Sheets as of December 31,
  1999 and 1998   .............................................................F-2

Consolidated Statements of Income and Comprehensive Income for the
  years ended December 31, 1999, 1998 and 1997.................................F-3

Consolidated Statements of Changes in
  Shareholders' Equity for the years ended
  December 31, 1999, 1998 and 1997.............................................F-4

Consolidated Statements of Cash Flows for the
  years ended December 31, 1999, 1998 and 1997.................................F-5

Notes to Consolidated Financial Statements ....................................F-6

All other financial statements and financial statement schedules have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

         (a) 3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

                  Exhibit No. 2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession.

                           a. Joint Plan of Reorganization of CRIIMI MAE Inc. and its affiliates (incorporated by reference from Exhibit 99(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

                           b. Amended Joint Plan of Reorganization of CRIIMI MAE Inc. and its affiliates (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 27, 1999).

                           c. Second Amended Joint Plan of Reorganization of CRIIMI MAE Inc. and its affiliates (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on April 7, 2000).

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

                           c. Amendment to the Articles of Incorporation of CRIIMI MAE Inc. (incorporated by reference from Exhibit 3(c) to the Annual Report on Form 10-K for 1998).

                           d. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. designating 150,000 shares of the Company's Preferred Stock as "Series A Cumulative Convertible Preferred Stock" (incorporated by reference from Exhibit 4.1 to the S-3 registration statement filed with the Securities and Exchange Commission on June 26, 1996).

                           e. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. reclassifying 150,000 shares of the Corporation's "Series A Cumulative Convertible Preferred Stock" to authorized but unissued shares of the Corporation's preferred stock (filed herewith).

                           f. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. designating 3,000,000 shares of the Company's Preferred Stock as "Series B Cumulative Convertible Preferred Stock" (incorporated by reference from Exhibit 4.1 to the S-3 registration statement filed with the Securities and Exchange Commission on August 7, 1996).

                           g. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. designating 300,000 shares of the Company's Preferred Stock as "Series C Cumulative Convertible Preferred Stock" (incorporated by reference from Exhibit 4.1 to the 8-K filed with the Securities and Exchange Commission on September 23, 1997).

                           h. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. designating 300,000 shares of the Company's Preferred Stock as "Series D Cumulative Convertible Preferred Stock" (incorporated by reference from Exhibit 4.1 to the 8-K filed with the Securities and Exchange Commission on August 3, 1998).

                           i. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. designating 203,000 unissued shares of the Company's Preferred Stock as "Series E Cumulative Convertible Preferred Stock" (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on April 10, 2000).

                           j.       Articles of Amendment to Articles
                                    Supplementary to the Articles of
                                    Incorporation in respect of Series E
                                    Cumulative Convertible Preferred Stock
                                    (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on April 10, 2000).

                           k. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. designating 1,610,000 shares of the Company's Preferred Stock as "Series F Redeemable Cumulative Dividend Preferred Stock" (filed herewith).

                           l. Agreement and Articles of Merger between CRIIMI MAE Inc. and CRI Insured Mortgage Association, Inc. as filed with the Office of the Secretary of the State of Delaware (incorporated by reference from Exhibit 3(f) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

                           m. Agreement and Articles of Merger between CRIIMI MAE Inc. and CRI Insured Mortgage Association, Inc. as filed with the State Department of Assessment and Taxation for the State of Maryland (incorporated by reference from Exhibit 3(g) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

                           n. Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of June 1, 1995 between CRIIMI MAE Management, Inc. and CRIIMI MAE Services, Inc. (incorporated by reference from Exhibit 3(n) to the Annual Report on Form 10-k for 1995).

                           o. First Amendment to the Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of December 31, 1995 between CRIIMI MAE Management Inc. and CRIIMI MAE Services, Inc. (incorporated by reference from Exhibit 3(g) to the Annual Report on Form 10-K for 1998).

                           p. Second Amendment to the Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of January 2, 1997 between CRIIMI MAE Management Inc. and CRIIMI MAE Services, Inc. (incorporated by reference from Exhibit 3(h) to the Annual Report on Form 10-K for 1998).

                           q. Third Amendment to the Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of December 31, 1997 between CRIIMI MAE Management Inc. and CRIIMI MAE Services, Inc. (incorporated by reference from Exhibit 3(i) to the Annual Report on Form 10-K for 1998).

                           r. Articles of Merger merging CRI Acquisition, Inc., CRICO Mortgage Company, Inc. and CRI/AIM Management, Inc. into CRIIMI MAE Management, Inc. (incorporated by reference from Exhibit 10(i) to the Annual Report on Form 10-K for 1995).

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

                  Exhibit No. 10 - Material contracts.

                           a.       Revised Form of Advisory Agreement
                                    (incorporated by reference from Exhibit No.
                                    10.2 to the Registration Statement).

                           b. Allonge to Amended and Restated Promissory Note dated as of June 23, 1995 between C.R.I., Inc. and CRI/AIM Management, Inc. (incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for
                                    1995).

                           c. Administrative Services Agreement dated June 30, 1995 between CRIIMI MAE Inc. and C.R.I., Inc. (incorporated by reference from Exhibit 10(d) to the Annual Report on Form 10-K for
                                    1995).

                           d. Asset Purchase Agreement dated as of June 30, 1995 among CRICO Mortgage Company, Inc., CRIIMI MAE Services, Inc., William B. Dockser and H. William Willoughby (incorporated by reference from Exhibit 10(e) to the Annual Report on Form 10-K for
                                    1995).

                           e. Asset Purchase Agreement dated as of June 30, 1995 among CRI/AIM Management, Inc., CRIIMI MAE Services, Inc., William B. Dockser and H. William Willoughby (incorporated by reference from Exhibit 10(f) to the Annual Report on Form 10-K for
                                    1995).

                           f. The CRIIMI MAE Management, Inc. Executive Deferred Compensation Trust Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and Richard J. Palmer (incorporated by reference from Exhibit 10(g) to the Annual Report on Form 10-K for 1995).

                           g. Sublease dated June 30, 1995 between C.R.I., Inc. and CRIIMI MAE Inc. (incorporated by reference from Exhibit 10(h) to the Annual Report on Form 10-K for 1995).

                           h. Reimbursement Agreement dated as of June 30, 1995 between CRIIMI MAE Management, Inc. and C.R.I., Inc. (incorporated by reference from Exhibit 10(j) to the Annual Report on Form 10-K for 1995).

                           i. Certificate of Merger dated June 30, 1995 merging CRICO Mortgage Company, Inc., CRI/AIM Management, Inc. and CRI Acquisition, Inc. into CRIIMI MAE Management, Inc. (incorporated by reference from Exhibit 10(k) to the Annual Report on Form 10-K for 1995).

                           j. Asset Purchase Agreement dated as of June 30, 1995 among C.R.I., Inc., CRI Acquisition, Inc. and William B. Dockser and
                                    H. William Willoughby (incorporated by
                                    reference from Exhibit 10(l) to the Annual
                                    Report on Form 10-K for 1995).

                           k.       First Amendment to Employment and
                                    Non-Competition Agreement, dated as of
                                    October 5, 1998, by and among CRIIMI MAE
                                    Management, Inc., William B. Dockser and
                                    CRIIMI MAE Inc. (incorporated by reference from Exhibit 10(t) to the Annual Report on Form 10-K for 1998).

                           l. Employment and Non-Competition Agreement dated April 20, 1995 between CRIIMI MAE Management, Inc. and William B. Dockser (incorporated by reference from Exhibit 10(b) to the Annual Report on Form 10-K for
                                    1995).

                           m. Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and Frederick J. Burchill (incorporated by reference from Exhibit 10(n) to the Annual Report on Form 10-K for
                                    1995).

                           n. Employment and Non-Competition Agreement dated June 30, 1995 between CRIIMI MAE Management, Inc. and H. William Willoughby (incorporated by reference from Exhibit 10(q) to the Annual Report on Form 10-K for
                                    1995).

                           o.       First Amendment to Employment and
                                    Non-Competition Agreement, dated as of
                                    October 5, 1998, by and among CRIIMI MAE
                                    Management, Inc., H. William Willoughby and
                                    CRIIMI MAE Inc. (incorporated by reference from Exhibit 10(u) to the Annual Report on Form 10-K for 1998).

                           p. Employee Stock Option Agreements and Stock Option Plan for Key Employees (incorporated by reference from Exhibit 4(c) to the S-8 Registration Statement filed with the Securities and Exchange Commission on June 20, 1997).

                           q. 1996 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 4 to the S-8 Registration Statement filed with the Securities and Exchange Commission on June 13, 1996).

                           r. Employment and Non-Competition Agreement dated as of July 1, 1998 between CRIIMI MAE Management, Inc. and Cynthia O. Azzara (incorporated by reference from Exhibit 10(p) to the Annual Report on Form 10-K for
                                    1998).

                           s. First Amendment to the Employment and Non-Competition Agreement dated as of October 5, 1998 by and among CRIIMI MAE Management, Inc.

                                    and Cynthia O. Azzara and CRIIMI MAE Inc.
                                    (incorporated by reference from Exhibit
                                    10(q) to the Annual Report on Form 10-K for
                                    1998).

                           t. Employment and Non-Competition Agreement dated as of October 7, 1998 between CRIIMI MAE Management, Inc. and David B. Iannarone (incorporated by reference from Exhibit 10(r) to the Annual Report on Form 10-K for
                                    1998).

                           u. First Amendment to the Employment and Non-Competition Agreement, dated as of October 7, 1998, by and among CRIIMI MAE Management, Inc., David B. Iannarone and CRIIMI MAE Inc. (incorporated by reference from Exhibit 10(s) to the Annual Report on Form 10-K for 1998).

                           v. Master Loan and Security Agreement dated as of March 31, 1998 between CRIIMI MAE Inc. and German American Capital Corporation (incorporated by reference from Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

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

                           aa.      Amended and Restated Mortgage Loan
                                    Origination and Disposition Program
                                    Agreement made as of May 1, 1998 between Citicorp Real Estate, Inc. and CRIIMI MAE Inc. (incorporated by reference from Exhibit 10(aa) to the Annual Report on Form 10-K for
                                    1998).

                           bb. Articles of Incorporation of CRIIMI MAE Management, Inc. (incorporated by reference from Exhibit 3(h) to the Annual Report on Form 10-K for 1995).

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

                           tt. Preferred Stock Exchange Agreement between CRIIMI MAE Inc. and MeesPierson Investments Inc. dated February 22, 2000 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on April 10, 2000).

                           uu. Preferred Stock Purchase Agreement for Series D Preferred Stock dated July 22, 1998 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on August 3, 1998).

                           vv. Certificate of Limited Partnership of CRIIMI MAE Holdings II, L.P. (incorporated by reference from Exhibit 10(uu) to the Annual Report on Form 10-K for 1998).

                           ww. Limited Partnership Agreement of CRIIMI MAE Holdings II, L.P. effective as of June 4, 1998 between CRIIMI MAE Inc. and CRIIMI MAE Services Limited Partnership (incorporated by reference from Exhibit 10(vv) to the Annual Report on Form 10-K for 1998).

                           xx. Installment Note dated June 30, 1995 between CRIIMI MAE Services, Inc. and CRI/AIM Management, Inc. (incorporated by reference from Exhibit 4(oo) to the Annual Report on Form 10-K for 1995).

                           yy. Installment Note dated June 30, 1995 between CRIIMI MAE Services, Inc. and CRICO Mortgage Company, Inc. (incorporated by reference from Exhibit 4(pp) to the Annual Report on Form 10-K for 1995).

                           zz. $9,100,000 Credit Agreement dated as of June 30, 1995 between CRIIMI MAE Management, Inc. and Signet Bank/Virginia (incorporated by reference from Exhibit 4(qq) to the Annual Report on Form 10-K for 1995).

                           aaa. Loan Note dated June 30, 1995 between CRIIMI MAE Management, Inc. and Signet Bank/Virginia (incorporated by reference from Exhibit 4(rr) to the Annual Report on Form 10-K for 1995).

                           bbb. Modification of Interest Rate dated August 22, 1995 for the Credit Agreement Dated as of June 30, 1995 between CRIIMI MAE Management, Inc. and Signet Bank/Virginia (incorporated by reference from Exhibit 4(ss) to the Annual Report on Form 10-K for
                                    1995).

                           ccc. Guaranty dated June 30, 1995 entered into by CRIIMI MAE Inc. in favor of and for the benefit of Signet Bank/Virginia (incorporated by reference from Exhibit 4(tt) to the Annual Report on Form 10-K for
                                    1995).

                           ddd. First Amendment to Guaranty dated September 21, 1995 entered into by CRIIMI MAE Inc., in favor of and for the benefit of Signet Bank/ Virginia (incorporated by reference from
                                    Exhibit 4(yy) to the Annual Report on Form
                                    10-K for 1995).

                           eee. Second Amendment to Guaranty dated September 21, 1995 entered into by CRIIMI MAE Inc., in favor of and for the benefit of Signet Bank/ Virginia

                                    (incorporated by reference from Exhibit
                                    4(zz) to the Annual Report on Form 10-K for
                                    1995).

                           fff. Option agreement between CRIIMI MAE Inc. and William B. Dockser (incorporated by reference from Exhibit No. 4(a) to the registration statement on Form S-8 filed January 16, 1996).

                           ggg.     Option agreement between CRIIMI MAE Inc. and
                                    H. William Willoughby (incorporated by
                                    reference from Exhibit No. 4(b) to the
                                    registration statement on Form S-8 filed
                                    January 16, 1996).

                           hhh. Form of Option Agreement for Cynthia O. Azzara, Frederick J. Burchill, Jay R. Cohen and Deborah A. Linn (incorporated by reference from Exhibit No. 4(d) to the registration statement on Form S-8 filed January 16, 1996).

                           iii. Form of Option Agreement for other key employees (incorporated by reference from Exhibit No. 4(e) to the registration statement on Form S-8 filed January 16,
                                    1996).

                           jjj. Master Assignment Agreement dated September 25, 1997 between CRIIMI MAE Inc. and Merrill Lynch Mortgage Capital Inc. (incorporated by reference from Exhibit 4 (eeee) to the Annual Report on Form 10-K for 1997).

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

                           c. CRIIMI MAE Financial Corporation II, incorporated in the State of Maryland.

                           d. CRIIMI MAE Financial Corporation III, incorporated in the State of Maryland.

                           e. CRIIMI MAE Management, Inc., incorporated in the State of Maryland.

                           f. CRIIMI MAE QRS 1, Inc., incorporated in the State of Delaware.

                           g. CRIIMI MAE Services Limited Partnership formed in the State of Maryland.

                           h. CRIIMI MAE Services Inc. incorporated in the State of Maryland.

                           i. CRIIMI MAE Holdings L.P. II formed in the State of Delaware.

                           j. CRIIMI MAE CMBS Corporation incorporated in the State of Delaware.

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

                           d. Motion for an Order Extending the Debtor's Exclusive Periods to File a Plan of Reorganization and Solicit Acceptances Thereof Pursuant to 11 U.S.C. Sec. 1121(d) filed on January 28, 1999 (incorporated by reference from Exhibit 99(d) to the Annual Report on Form 10-K for 1998).

                           e. Stipulation and Consent Order regarding Motion and Adversary Proceeding (Merrill Lynch) entered December 4, 1998 (incorporated by reference from Exhibit 99(e) to the Annual Report on Form 10-K for
                                    1998).

                           f. Supplement to Stipulation and Consent Order Regarding Motion and Adversary Proceeding (Merrill Lynch) entered January 6, 1999 (incorporated by reference from Exhibit 99(f) to the Annual Report on Form 10-K for
                                    1998).

                           g. Stipulation and Agreed Order Authorizing Use of Cash Collateral (German American Capital Corporation) entered February 2, 1999 (incorporated by reference from Exhibit 99(g) to the Annual Report on Form 10-K for
                                    1998).

                           h. Stipulation and Consent Order Regarding Adversary Proceeding (Morgan Stanley and Co. International Limited) entered on January 26, 1999 (incorporated by reference from Exhibit 99(h) to the Annual Report on Form 10-K for 1998).

                           i. Stipulation and Order Regarding Proceeds Received by the Debtor from the Sale of the BBB Bonds (Morgan Stanley and Co. International Limited) entered on January 26, 1999 (incorporated by reference from Exhibit 99(i) to the Annual Report on Form 10-K for 1998).

                           j. Order Upon Motions for Reconsideration of Order Extending Debtors' Exclusive Periods entered on February 24, 1999 (incorporated by reference from Exhibit 99(j) to the Annual Report on Form 10-K for 1998).

                           k. Stipulation and Consent Order Regarding Sale of Certain Triple B Bonds (Citicorp) entered on April 5, 1999 (incorporated by reference from Exhibit 99(k) to the Annual Report on Form 10-K for 1998).

                           l. Supplemental Stipulation and Consent Order Regarding Sale of Certain Triple B Bonds (Citicorp) entered on April 5, 1999 (incorporated by reference from Exhibit 99(l) to the Annual Report on Form 10-K for
                                    1998).

                           m. Stipulation and Order Regarding Proceeds Received by the Debtor from the Sale of Certain Triple B Bonds (Citicorp) entered on April 5, 1999 (incorporated by reference from Exhibit 99(m) to the Annual Report on Form 10-K for 1998).

                           n. Stipulation and Consent Order Regarding Mortgage Loan Origination Agreement with Citicorp Real Estate Inc. entered on April 5, 1999 (incorporated by reference from Exhibit 99(n) to the Annual Report on Form 10-K for 1998).

                           o. Supplemental Stipulation and Consent Order Regarding Mortgage Loan Origination Agreement with Citicorp Real Estate, Inc. entered on April 5, 1999 (incorporated by reference from Exhibit 99(o) to the Annual Report on Form 10-K for 1998).

                           p. Stipulation and Order Regarding Proceeds Received by the Debtor from Mortgage Loan Sale entered on April 5, 1999 (incorporated by reference from Exhibit 99(p) to the Annual Report on Form 10-K for 1998).

                           q. Amended Stipulation and Agreed Order Authorizing Use of Cash Collateral (German American Capital Corporation) entered May 11, 1999 by reference from Exhibit 99(a) to the Quarterly Report on Form 10-Q for quarter ended June 30, 1999).

                           r. Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered April 8, 1999 by reference from Exhibit 99(b) to the Quarterly Report on Form 10-Q for quarter ended June 30,
                                    1999).

                           s. Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered April 23, 1999 by reference from Exhibit 99(c) to the Quarterly Report on Form 10-Q for quarter ended June 30,
                                    1999).

                           t. Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered May 10, 1999 by reference from Exhibit 99(d) to the Quarterly Report on Form 10-Q for quarter ended June 30,
                                    1999).

                           u. Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered May 24, 1999 by reference from Exhibit 99(e) to the Quarterly Report on Form 10-Q for quarter ended June 30,
                                    1999).

                           v. Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered June 24, 1999 by reference from Exhibit 99(f) to the Quarterly Report on Form 10-Q for quarter ended June 30,
                                    1999).

                           w. Stipulation and Agreed Order (i) Authorizing Use of Cash and (ii) Granting Other Relief (First Union National Bank entered August 5, 1999 (incorporated by reference from Exhibit 99(a) to the Quarterly Report on Form 10-Q for quarter ended September 30, 1999).

                           x. Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered July 9, 1999 (incorporated by reference from

                                    Exhibit 99(b) to the Quarterly Report on
                                    Form 10-Q for quarter ended September 30,
                                    1999).

                           y. Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered July 16, 1999 (incorporated by reference from Exhibit 99(c) to the Quarterly Report on Form 10-Q for quarter ended September 30, 1999).

                           z. Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered August 9, 1999 (incorporated by reference from Exhibit 99(d) to the Quarterly Report on Form 10-Q for quarter ended September 30, 1999).

                           aa. Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited entered September 16, 1999 (incorporated by reference from Exhibit 99(e) to the Quarterly Report on Form 10-Q for quarter ended September 30, 1999).

                           bb. Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered October 12, 1999 (incorporated by reference from Exhibit 99(f) to the Quarterly Report on Form 10-Q for quarter ended September 30, 1999).

                           cc. Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered November 10, 1999 (filed herewith).

                           dd. Stipulation and Consent Order providing Merrill Lynch Mortgage Capital Inc. with adequate protection of its interest in the Collateral Securities entered on December 3, 1999 (filed herewith).

                           ee. Stipulation and Consent Order Regarding Adversary Proceeding (Morgan Stanley and Co. International Limited) entered on February 24, 2000 (filed herewith).

                           ff. Second Stipulation and Agreed Order (i) Authorizing Use of Cash Collateral and (ii) Granting Other Relief among CMI, First Union National Bank, and the Official Committee of Unsecured Creditors of CMI. entered on March 28, 2000 (filed herewith).

                           gg. Stipulation of Dismissal with Prejudice of Adversary Proceeding (Morgan Stanley and Co. International Limited) entered on March 3, 2000 (filed herewith).

                           hh. Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered January 27, 2000 (filed herewith).

                           ii. Stipulation and Order Regarding Proceeds Received by the Debtor from the Sale of the Wells Fargo Bonds entered on February 28, 2000 (filed herewith).

                           jj. Joint Disclosure Statement (Proposed) of CRIIMI MAE Inc. and its affiliates (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 27, 1999).

                           kk.      Amended Joint Disclosure Statement
                                    (Proposed) of CRIIMI MAE Inc. and its
                                    affiliates (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on April 10, 2000).

         (b)      Reports on Form 8-K

                        Date                              Purpose
                        ----                              -------

                  September 16, 1999            To report (1) a Stock Purchase
                                                Agreement between the Company
                                                and AP-CM, L.L.C. dated
                                                September 9, 1999, including
                                                draft Articles Supplementary to
                                                the Articles of Incorporation of
                                                CRIIMI MAE, Inc. for Series E
                                                Cumulative Convertible Preferred
                                                Stock attached as an exhibit to
                                                the Stock Purchase Agreement,
                                                (2) a press release issued by
                                                the Company on September 9, 1999
                                                announcing the execution of a
                                                stock purchase agreement between
                                                the Company and an affiliate of
                                                Apollo Real Estate Advisors IV,
                                                L.P. and (3) a press release
                                                issued by the Company on
                                                September 15, 1999 announcing
                                                the declaration of a dividend to
                                                common shareholders of 1.61
                                                million shares of a new series
                                                of $10 Face Value Series F
                                                Redeemable Cumulative Dividend
                                                Preferred Stock.

                  September 24, 1999            To report (1) a Joint Plan of
                                                Reorganization filed by the
                                                Company and its affiliates,
                                                CRIIMI MAE Holdings II, L.P. and
                                                CRIIMI MAE Management, Inc. with
                                                the United States Bankruptcy
                                                Court, District of Maryland,
                                                Greenbelt Division on September
                                                22, 1999 and (2) a press release
                                                issued by the Company on
                                                September 23, 1999 announcing
                                                the filing of the Joint Plan of
                                                Reorganization.

                  November 19, 1999             To report (1) a press release
                                                issued October 15, 1999
                                                announcing the rescheduling of
                                                the hearing on a motion by
                                                CRIIMI Mae Inc. to approve
                                                bidding protection provisions of
                                                the recently announced Stock
                                                Purchase Agreement (the "Apollo
                                                Purchase Agreement") with an
                                                affiliate of Apollo Real Estate
                                                Advisors IV, L.P., and the
                                                extension to November 1, 1999
                                                for CRIIMI MAE Inc. and its
                                                affiliates CRIIMI MAE Holdings
                                                II, L.P. and CRIIMI MAE
                                                Management, Inc. to file their
                                                proposed disclosure statement
                                                for their Joint Plan of
                                                Reorganization- (2) a press
                                                release issued November 2, 1999
                                                postponing until after November
                                                15, 1999 the hearing on the
                                                pending motion to approve the
                                                bidding protection provisions in
                                                the Stock Purchase Agreement
                                                mentioned above and (3) a press
                                                release issued

                                                November 15, 1999 reporting 1999
                                                third quarter earnings.

                  December 22, 1999             To report (1) a press release
                                                issued December 3, 1999
                                                announcing the postponement
                                                until December 16, 1999 of the
                                                hearing on the pending motion to
                                                approve the bidding protection
                                                provisions in the Stock Purchase
                                                Agreement entered into by CRIIMI
                                                MAE with an affiliate of Apollo
                                                Real Estate Advisors IV, L.P. on
                                                September 9, 1999 as well as for
                                                the Company and two affiliates
                                                to file the proposed disclosure
                                                statement with respect to its
                                                Joint Plan of Reorganization (2)
                                                a press release issued December
                                                8, 1999 announcing that 756,453
                                                shares of Series F Dividend
                                                Preferred Stock were converted
                                                during the first conversion
                                                period resulting in the issuance
                                                of 6,401,443 shares of the
                                                Company's common stock and (3) a
                                                press release issued December
                                                16, 1999 announcing that the
                                                United States Bankruptcy Court,
                                                District of Maryland, Greenbelt
                                                Division had granted the Company
                                                and its affiliates CRIIMI MAE
                                                Holdings II, L.P. and CRIIMI MAE
                                                Management, Inc. an extension
                                                through December 23, 1999 to
                                                file their proposed Disclosure
                                                Statement with the Bankruptcy
                                                Court.

                  December 27, 1999             To report (1) an Amended Joint
                                                Plan of Reorganization and a
                                                Joint Disclosure Statement
                                                (Proposed) filed by the Company
                                                and its affiliates CRIIMI MAE
                                                Holdings II, L.P. and CRIIMI MAE
                                                Management, Inc. with the
                                                Bankruptcy Court on December 23,
                                                1999 and (2) a press release
                                                issued by the Company on
                                                December 23, 1999 announcing the
                                                filing of the Amended Joint Plan
                                                of Reorganization and the Joint
                                                Disclosure Statement (Proposed).


                  April 10, 2000                To report (1) a Second Amended
                                                Joint Plan of Reorganization and
                                                an Amended Joint Disclosure
                                                Statement (Proposed) filed by
                                                the Company and its affiliates
                                                CRIIMI MAE Holdings II, L.P. and
                                                CRIIMI MAE Management, Inc. with
                                                the Bankruptcy Court on March
                                                31, 2000 and (2) a press release
                                                issued by the Company on March
                                                31, 2000 announcing the filing
                                                of the Second Amended Joint Plan
                                                of Reorganization and the
                                                Amended Joint Disclosure
                                                Statement (Proposed).

                  April 10, 2000                To report (1) a Preferred Stock
                                                Exchange Agreement between
                                                CRIIMI MAE Inc. and Mees Pierson
                                                Investments Inc. on February 22,

                                                2000; (2) an Articles of
                                                Amendment to Articles
                                                Supplementary to the Articles of
                                                Incorporation in Respect of
                                                Series E Cumulative Convertible
                                                Preferred Stock on February 22,
                                                2000; and (3) a press release
                                                issued by the Company on
                                                February 23, 2000 announcing the
                                                exchange of the Company's Series
                                                C Preferred Stock for new Series
                                                E Preferred Stock.


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

                                                CRIIMI MAE INC.

                                                /S/ WILLIAM B. DOCKSER
-------------------                             ------------------------------
DATE                                            William B. Dockser
                                                Chairman of the Board and
                                                Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                                /S/ WILLIAM B. DOCKSER
-------------------                             ------------------------------
DATE                                            William B. Dockser
                                                Chairman of the Board and
                                                Principal Executive Officer


                                                /S/ H. WILLIAM WILLOUGHBY
-------------------                             ------------------------------
DATE                                            H. William Willoughby
                                                Director, President and
                                                Secretary


                                                /S/ CYNTHIA O. AZZARA
-------------------                             ------------------------------
DATE                                            Cynthia O. Azzara
                                                Senior Vice President, Chief
                                                Financial Officer and Principal
                                                Accounting Officer


                                                /S/ GARRETT G. CARLSON, SR.
-------------------                             ------------------------------
DATE                                            Garrett G. Carlson, Sr.
                                                Director


                                                /S/ G. RICHARD DUNNELLS
-------------------                             ------------------------------
DATE                                            G. Richard Dunnells
                                                Director


                                                /S/ ROBERT MERRICK
-------------------                             ------------------------------
DATE                                            Robert Merrick
                                                Director


                                                /S/ ROBERT E. WOODS
-------------------                             ------------------------------
DATE                                            Robert E. Woods
                                                Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
 CRIIMI MAE Inc.

            We have audited the accompanying consolidated balance sheets of CRIIMI MAE Inc. (CRIIMI MAE) and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of CRIIMI MAE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRIIMI MAE and its subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

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




Arthur Andersen LLP
Vienna, VA
March 31, 2000

                                CRIIMI MAE INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                     DECEMBER 31,
                                                                          ----------------------------------
                                                                                 1999               1998
                                                                          ----------------   ---------------
Assets:
  Mortgage assets:
   Subordinated CMBS, at fair value                                       $ 1,179,270,306    $ 1,274,185,678
   Insured mortgage securities, at fair value                                 394,857,239        488,095,221
   Investment in originated loans, at amortized cost                          470,204,780        499,076,030
  Equity investments                                                           34,929,523         42,868,469
  Receivables                                                                  69,483,337         46,992,337
  Other assets                                                                 53,276,333         62,520,146
  Restricted cash and cash equivalents                                         38,036,624          2,353,560
  Other cash and cash equivalents                                              53,603,104         21,826,512
                                                                          ----------------   ---------------
Total assets                                                              $ 2,293,661,246    $ 2,437,917,953
                                                                          ================   ===============
Liabilities:

  LIABILITES NOT SUBJECT TO CHAPTER 11 PROCEEDINGS:
   Collateralized bond obligations-CMBS                                   $   278,165,968    $   117,831,435
   Collateralized mortgage obligations-insured mortgage securities            378,711,602        456,101,720
   Collateralized mortgage obligations-originated loans                       399,768,513        386,752,951
  Payables and accrued expenses                                                29,886,888         17,124,124

  LIABILITIES SUBJECT TO CHAPTER 11 PROCEEDINGS:
   Variable-rate secured borrowings-CMBS                                      732,904,775        932,236,674
   Other financing facilites                                                    3,050,000          3,050,000
   Payables and accrued expenses                                               26,455,952         13,690,004
   Senior unsecured notes                                                     100,000,000        100,000,000
   Other financing facilities                                                  89,749,522         89,749,522
   Payables and accrued expenses                                               35,619,440         13,504,618
                                                                          ----------------   ---------------
Total liabilities                                                           2,074,312,660      2,130,041,048
                                                                          ----------------   ---------------
Shareholders' equity:
  Convertible preferred stock, $0.01 par; 25,000,000 shares authorized;
  2,647,124 and 1,816,982 shares issued and outstanding, respectively              26,471             18,170
  Common stock, $0.01 par; 120,000,000 shares authorized; 59,954,604
  and 52,898,100 shares issued and outstanding, respectively                      599,546            528,981
  Accumulated other comprehensive income                                     (207,421,788)      (251,255,309)
  Accumulated deficit                                                        (148,434,915)              --
  Additional paid-in capital                                                  574,579,272        558,585,063
                                                                          ----------------   ---------------
Total shareholders' equity                                                    219,348,586        307,876,905
                                                                          ----------------   ---------------
Total liabilities and shareholders' equity                                $ 2,293,661,246    $ 2,437,917,953
                                                                          ================   ===============


The accompanying notes are an integral part of these consolidated finanical statements.

                               CRIMI MAE INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                          AND COMPREHENSIVE INCOME

                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                                  1999             1998            1997
                                                                              ------------     ------------    ------------
Interest income:
  Subordinated CMBS                                                           $ 154,205,383    $ 143,656,307    $ 79,669,816
  Insured mortgage securities                                                    33,405,171       43,062,743      49,425,401
  Originated loans                                                               34,712,674       20,588,112              --
                                                                              -------------     ------------    ------------
  Total interest income                                                         222,323,228      207,307,162     129,095,217
                                                                              -------------     ------------    ------------
Interest and related expenses:
  Fixed-rate collateralized bond obligations-CMBS                                22,054,939        8,945,570      11,351,890
  Fixed-rate collateralized mortgage obligtions-insured                          33,382,959       39,503,033      42,795,773
  Fixed-rate collateralized mortgage obligations-originated loans                27,479,268       14,772,782              --
  Fixed-rate senior unsecured notes                                               9,125,004        9,689,621       1,065,843
  Variable-rate secured borrowings-CMBS                                          52,195,828       59,628,760      21,958,309
  Other financing facilities                                                      7,098,832        3,728,665         747,599
                                                                               ------------     ------------    ------------
  Total interest expense                                                        151,336,830      136,268,431      77,919,414
                                                                              -------------     ------------    ------------
Net interest margin                                                              70,986,398       71,038,731      51,175,803
                                                                              -------------     ------------    ------------
  Equity in (losses) earnings from investments                                   (1,243,562)       2,617,728       3,612,230
  Other income                                                                    3,024,068        4,278,878       2,609,354
  Net gain on mortgage security dispositions                                      2,127,691        1,196,499      17,343,481
  Gain on originated loan dispositions                                              403,383               --              --
  General and administrative expenses                                           (12,049,256)     (14,623,407)     (9,610,579)
  Amortization of assets acquired in the Merger                                  (2,877,576)      (2,877,576)     (2,877,564)
  Losses on warehouse obligations                                                (8,000,000)     (30,378,173)             --
  Reorganization items:
    Impairment on CMBS                                                         (156,896,831)              --              --
    Other                                                                       (22,003,128)      (9,856,947)             --
  Gain on sale of CMBS                                                                   --       28,800,408              --
  Realized loss on reverse repurchase obligation                                         --       (4,503,177)             --
  Write-off capitalized loan organization costs                                          --       (3,284,037)             --
                                                                              -------------     ------------    ------------
                                                                               (197,515,211)     (28,629,804)     11,076,922
                                                                              -------------     ------------    ------------
Minority interest in net income of consolidated subsidiary                               --          (40,334)     (8,065,109)

Net (loss) income before dividends accrued or paid on preferred shares         (126,528,813)      42,368,593      54,187,616

Dividends accrued or paid on preferred shares                                    (5,840,152)      (6,997,859)     (6,472,540)
                                                                              -------------     ------------     ------------
Net (loss) income available to common shareholders                            $(132,368,965)    $ 35,370,734     $47,715,076
                                                                              =============     ============     ============
Net (loss) income available to common shareholders per common share:
  Basic                                                                       $       (2 45)    $       0 75     $      1 29
                                                                              =============     ============     ============
  Diluted                                                                     $       (2 45)    $       0 74     $       1 25
                                                                              =============     ============     ============
Shares used in computing basic earnings
  per share, exclusive of shares held in treasury                                53,999,782       47,280,371       36,993,130
                                                                              =============     ============     ============
Comprehensive (loss) income:
Net (loss) income before dividends paid or accrued on preferred shares        $(126,528,813)    $ 42,368,593     $ 54,187,616
Other comprehensive income (loss)                                                43,833,521     (252,338,120)      (7,833,417)
                                                                              -------------     ------------     ------------
  Comprehensive (loss) income                                                 $ (82,695,292)   $(209,969,527)    $ 46,354,199
                                                                              =============     ============     ============


                The accompanying notes are an integral part of these
                           consolidated financial statements.

                              CRIIMI MAE INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                           Accumulated
                                   Preferred    Common       Other                                                       Total
                                   Stock Par   Stock Par  Comprehensive     Additional    Accumulated     Treasury   Shareholders'
                                    Value        Value       Income      Paid-in Capital    Deficit         Stock       Equity
                                   ---------   ---------  -------------  --------------- -------------   ----------- -------------

Balance at December 31, 1996       $24,900     $319,128   $   8,916,228   $342,462,380   $           -   $(5,051,373)  346,671,263
  Net income                             -            -               -              -      54,187,616             -    54,187,616
  Dividends paid or accrued on
    preferred shares                     -            -               -              -      (6,472,540)            -    (6,472,540)
  Dividends of $1.29 per weighted
    average common share                 -            -               -              -     (47,715,076)            -   (47,715,076)
  Return of capital of $0.13 per
    weighted average share               -            -               -     (5,320,553)              -             -    (5,320,553)
  Conversion of preferred shares
    income common shares            (8,106)      22,402               -        (14,296)              -             -             -
  Stock options exercised                -          738               -        623,393               -             -       624,131
  Adjustment to unrealized gains
    on investments                       -            -         994,083              -               -             -       994,083
  Adjustment to unrealized losses
    on investments                       -            -      (8,827,500)             -               -             -    (8,827,500)
  Shares issued                      1,500       64,435               -    110,773,628               -             -   110,839,563
                                   -------     --------   -------------   ------------   ------------- -------------   -------------
Balance at December 31, 1997        18,294      406,703       1,082,811    448,524,552               -   (5,051,373)   444,980,987
  Net income                             -            -               -              -      42,368,593             -    42,368,593
  Dividends paid or accrued on
    preferred shares                     -            -               -              -      (6,997,859)            -    (6,997,859)
  Dividends of $0.75 per weighted
    average common share                 -            -               -              -     (35,370,734)            -   (35,370,734)
  Return of capital of $0.42 per
    weighted average share               -            -               -    (19,582,467)              -             -   (19,582,467)
  Conversion of preferred shares
    into common shares              (2,624)      49,464               -        (46,840)              -             -             -
  Stock options exercised                           897               -        827,176               -             -       828,073
  Adjustment to unrealized gains
    on investments                       -            -       4,016,052              -               -             -     4,016,052
  Adjustment to unrealized losses
    on investments                       -            -    (256,354,172)             -               -             -  (256,354,172)
  Shares issued                      2,500       77,345               -    133,908,587               -             -   133,988,432
  Treasury shares retired                -       (5,428)              -     (5,045,945)              -     5,051,373             -
                                    -------     --------   -------------   ------------   ------------- -------------   -----------
Balance at December 31, 1998        18,170      528,981    (251,255,309)   558,585,063               -             -   307,876,905
  Net loss                               -            -               -              -    (126,525,063)            -  (126,528,813)
  Dividends accrued on preferred
    shares                               -            -               -              -      (5,840,152)            -    (5,840,152)
  Conversion of preferred shares
    into common shares              (7,765)      70,545               -        (62,780)              -             -             -
  Common shares issued                   -           20               -          7,105               -             -         7,125
  Adjustment to unrealized losses
    on investments                       -            -      43,833,521              -               -             -    43,833,521
  Preferred shares issued           16,066            -               -     16,049,884     (16,065,950)            -             -
                                   -------     --------   -------------   ------------   ------------- -------------   -------------
Balance at December 31, 1999       $26,471     $599,546   $(207,421,788)  $574,579,272   $(148,434,915)$           -  $219,348,586
                                   -------     --------   -------------   ------------   ------------- -------------   -------------
                                   -------     --------   -------------   ------------   ------------- -------------   -------------

                        The accompanying notes are an integral part of these
                                     consolidated financial statements.

                                 CRIIMI MAE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the year ended December 31,
                                                                               1999              1998              1997
                                                                          --------------   ---------------    --------------
Cash flows from operating activities:
  Net (loss) income                                                       $(126,528,813)   $    42,368,593    $  54,187,616
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Amortization of discount and deferred financing costs on debt           8,701,571          6,503,100        3,893,343
      Amortization of assets acquired in the Merger                           2,877,576          2,877,576        2,877,564
      Other amortization and depreciation                                     2,407,103          2,030,183          920,058
      (Discount) Premium amortization on mortgage assets                     (1,004,995)           424,293         (451,758)
      Net gain on mortgage security dispositions                             (2,127,691)        (1,196,499)     (17,343,481)
      Gain on originated loan dispositions                                     (403,383)                --               --
      Equity in losses (earnings) from investments                            1,243,562         (2,617,728)      (3,612,230)
      Impairment on CMBS                                                    156,896,831                 --               --
      Change in other reorganization items accrual                           12,146,181          9,856,947               --
      Losses on warehouse obligations                                         8,000,000         30,378,173               --
      Cash gain on sale of CMBS                                                      --        (28,800,408)              --
      Realized loss on reverse repurchase obligation                                 --          4,503,177               --
      Write-off of capitalized origination costs                                     --          3,284,037               --
      Minority interests in earnings of consolidated subsidiary                      --             40,334        8,065,109
      Valuation adjustment to hedges                                                 --                 --           28,250
      Changes in assets and liabilities:
        Increase in restricted cash and cash equivalents                    (35,683,064)        (2,353,560)              --
        Increase in receivables and other assets                            (30,194,006)       (35,231,425)      (5,587,245)
        Increase in payables and accrued expenses                            29,733,222         16,793,946        1,162,165
                                                                          -------------   ----------------    -------------
      Net cash provided provided by operating activities                     26,064,094         48,860,739       44,139,391
                                                                          -------------   ----------------    -------------

Cash flows from investing activities:
  Proceeds from mortgage securities dispositions                             74,003,394        117,414,346       83,492,408
  Proceeds from originated loan dispositions                                 19,617,622                 --               --
  Proceeds from sale of CMBS                                                 18,076,047                 --               --
  Proceeds from sale of collateralized bond obligations                              --        334,919,531               --
  Proceeds of originated loans                                                       --       (495,825,576)              --
  Purchase of Subordinated CMBS                                                      --       (852,560,342)    (553,913,225)
  Return of loan origination reserve from securitization                             --         71,877,560               --
  Funding of loan origination reserve                                                --        (75,433,979)     (29,514,700)
  Payment of deferred costs                                                          --         (8,959,628)        (840,747)
  Distributions received from AIM Investments                                 6,250,991          5,115,547        4,463,485
  Distributions received from CMSLP                                                  --          3,114,000               --
  Receipt of principal payments                                              12,837,554         14,338,531       10,368,624
  Servicing rights acquired and contributed to CMSLP                                 --         (3,880,235)     (12,692,597)
  Collateral calls on reverse repurchase obligation                                  --         (4,766,916)              --
  Purchase of real estate owned property                                             --                 --       (4,146,652)
  Purchase of mortgages and advances on construction loans                           --                 --         (285,430)
                                                                          -------------   ----------------    -------------
      Net cash provided by (used in) investing activities                   130,785,608       (894,647,161)    (503,068,834)
                                                                          -------------   ----------------    -------------

Cash flows from financing activities:
  Proceeds from debt issuances                                                       --      1,998,430,321      666,636,095
  Principal payments on securitized mortgage debt obligations              (106,543,623)      (443,566,240)     (36,726,708)
  Principal payments on secured borrowings and other debt facilities        (18,529,487)    (1,147,770,905)    (198,667,423)
  Proceeds from sale of CMO bonds                                                    --        390,068,687               --
  Increase in deferred financing costs                                               --         (5,975,059)      (6,133,915)
  Dividends (including return of capital) accrued or paid to shareholders,
    including minority interests                                                     --        (60,499,169)     (86,499,860)
  Proceeds from issuance of convertible preferred stock                              --         25,000,000       15,000,000
  Proceeds from issuance of common stock                                             --        109,816,505       96,463,694
                                                                          -------------   ----------------    -------------
      Net cash (used in) provided by financing activities                  (125,073,110)       865,504,140      450,071,883
                                                                          -------------   ----------------    -------------
      Net increase (decrease) in other cash and cash equivalents             31,776,592         19,717,718       (8,857,560)

      Other cash and cash equivalents, beginning of year                     21,826,512          2,108,794       10,966,354
                                                                          -------------   ----------------    -------------
      Other cash and cash equivalents, end of year                        $  53,603,104   $     21,826,512    $   2,108,794
                                                                          -------------   ----------------    -------------
                                                                          -------------   ----------------    -------------


The accompanying notes are an integral part of these consolidated financial statements.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

GENERAL

         CRIIMI MAE Inc. (together with its consolidated subsidiaries, unless the context otherwise indicates, "CRIIMI MAE" or the "Company") is a fully integrated commercial mortgage company structured as a self-administered real estate investment trust ("REIT"). Prior to the filing by CRIIMI MAE Inc. (unconsolidated) and two of its operating subsidiaries, CRIIMI MAE Management, Inc. ("CM Management"), and CRIIMI MAE Holdings II, L.P. ("Holdings II" and, together with CRIIMI MAE and CM Management, the "Debtors"), for relief under Chapter 11 of the U.S. Bankruptcy Code on October 5, 1998 (the "Petition Date") as described below, CRIIMI MAE's primary activities included (i) acquiring non-investment grade securities (rated below BBB- or unrated) backed by pools of commercial mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS"), (ii) originating and underwriting commercial mortgage loans, (iii) securitizing pools of commercial mortgage loans and resecuritizing pools of Subordinated CMBS, and (iv) through the Company's servicing affiliate, CRIIMI MAE Services Limited Partnership ("CMSLP"), performing servicing functions with respect to the mortgage loans underlying the Company's Subordinated CMBS.

         Since filing for Chapter 11 protection, CRIIMI MAE has suspended its Subordinated CMBS acquisition, origination and securitization programs. The Company continues to hold a substantial portfolio of Subordinated CMBS, originated loans and mortgage securities and, through CMSLP, acts as a servicer for its own as well as third party securitized mortgage loan pools.

         The Company's business is subject to a number of risks and uncertainties including, but not limited to: (1) the effect of the Chapter 11 filing and substantial doubt as to the Company's ability to continue as a going concern; (2) risks related to the necessary Recapitalization Financing under the Company's Second Amended Joint Plan of Reorganization; (3) risk of loss of REIT status; (4) taxable mortgage pool risk; (5) risk of phantom income resulting in additional tax liability; (6) the effect of rate compression on the market price of the Company's stock; (7) substantial leverage; (8) inherent risks in owning Subordinated CMBS; (9) the limited protection provided by hedging transactions;
(10) risk of foreclosure on CMBS assets; (11) the limited liquidity of the CMBS market; (12) pending litigation; (13) risk of being considered an investment company; (14) possible effects of an economic recession on losses and defaults;
(15) borrowing risks; (16) the shape of the yield curve could adversely affect income; and (17) risks associated with the trader election.

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

         The Company was incorporated in Delaware in 1989 under the name CRI Insured Mortgage Association, Inc. ("CRI Insured"). In July 1993, CRI Insured changed its name to CRIIMI MAE Inc. and reincorporated in Maryland. In June 1995, certain mortgage businesses affiliated with C.R.I., Inc. were merged into CRIIMI MAE (the "Merger"). The Company is not a government sponsored entity nor in any way affiliated with the United States government or any United States government agency.

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

         As a result of the turmoil in the capital markets commencing in late summer of 1998, the spreads between CMBS yields and yields on Treasury securities with comparable maturities began to widen substantially and rapidly. Due to this widening of CMBS spreads, the market value of the CMBS securing the Company's short-term, variable-rate financing facilities declined. CRIIMI MAE's short-term secured creditors perceived that the value of the CMBS securing their facilities with the Company had fallen below the minimum value required in the loan-to-value ratio described above and, consequently, made demand upon the Company to provide cash or additional collateral with sufficient value to cure the perceived value deficiency. In August and September of 1998, the Company received and met collateral calls from its secured creditors. At the same time, CRIIMI MAE was in negotiations with various third parties in an effort to obtain additional debt and equity financing that would provide the Company with additional liquidity.

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

         On October 5, 1998, the Debtors filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). These related cases are being jointly administered under the caption "In re CRIIMI MAE Inc., et al.," Ch. 11 Case No. 98-2-3115-DK.

         While in bankruptcy, CRIIMI MAE has streamlined its operations. The Company has significantly reduced the number of employees in its origination and underwriting operations. In connection with these reductions, the Company closed its five regional loan origination offices.

         Although the Company has significantly reduced its work force, the Company recognizes that retention of its executives and other remaining employees is essential to the efficient operation of its business and to its reorganization efforts. Accordingly, the Company has, with Bankruptcy Court approval, adopted an employee retention plan. See Note 15 for further discussion.

         CRIIMI MAE is working diligently toward emerging from bankruptcy as a successfully reorganized company. In furtherance of such effort, the Debtors filed (i) a Joint Plan of Reorganization on September 22, 1999, (ii) an Amended Joint Plan of Reorganization and proposed Joint Disclosure Statement on December 23, 1999, and (iii) a Second Amended Joint Plan of Reorganization (the "Plan") and proposed Amended Joint Disclosure Statement (the "Proposed Disclosure Statement") on March 31, 2000. The Plan was filed with the support of the Official Committee of Equity Security Holders of CRIIMI MAE (the "Equity Committee"), which is a co-proponent of the Plan. Subject to the completion of mutually acceptable documentation evidencing the secured financing to be provided by the unsecured creditors (the "Unsecured Creditor Debt Documentation"), the Official Committee of Unsecured Creditors of CRIIMI MAE (the "Unsecured Creditors' Committee") has agreed to support confirmation of the Debtors' Plan. The Company, the Equity Committee and the Unsecured Creditors' Committee are now all proceeding toward confirmation of the Plan. Under the Plan, Merrill Lynch and German American Capital Corporation ("GACC"), two of the Company's largest secured creditors, would provide a significant portion of the recapitalization financing contemplated by the Plan. The Bankruptcy Court has scheduled a hearing for April 25 and 26, 2000 on approval of the Proposed Disclosure Statement.

         On December 20, 1999, the Unsecured Creditors' Committee filed its own plan of reorganization and proposed disclosure statement with the Bankruptcy Court which, in general, provided for the liquidation of the assets of the Debtors. On January 11, 2000 and February 11, 2000, the Unsecured Creditors' Committee filed its first and second amended plans of reorganization, respectively, with the Bankruptcy Court and amended proposed disclosure statements with respect thereto. However, as a result of successful negotiations between the Debtors and the Unsecured Creditors' Committee, the Unsecured Creditors' Committee has agreed to the treatment of unsecured claims under the Debtors' Plan, subject to completion of mutually acceptable Unsecured Creditor Debt Documentation, and has asked the Bankruptcy Court to defer consideration of its second amended plan of reorganization and second amended proposed disclosure statement.

THE PLAN OF REORGANIZATION

         The Plan contemplates the payment in full of all of the allowed claims of the Debtors primarily through recapitalization financing (including proceeds from CMBS sales) aggregating at least $856 million (the "Recapitalization Financing"). Approximately $275 million of the Recapitalization Financing would be provided by Merrill Lynch and GACC through a secured financing facility, approximately $155 million would be provided through new secured notes issued to some of the Company's major unsecured creditors, and another $35 million would be obtained from another existing creditor in the form of an additional secured financing facility (collectively, the "New Debt"). The sale of select CMBS (the "CMBS Sale"), the proceeds of which are expected to be used to pay down existing debt, is contemplated to provide the balance of the Recapitalization Financing. The Company may seek new equity capital from one or more investors to partially fund the Plan, although new equity is not required to fund the Plan.

         In connection with the Plan, substantially all cash flows are expected to be used to satisfy principal, interest and fee obligations under the New Debt. The $275 million secured financing would provide for (i) interest at a rate of one month LIBOR plus 3.25%, (ii) principal prepayment/amortization obligations, (iii) extension fees after two years and
(iv) maturity on the fourth anniversary of the effective date of the Plan. The Plan contemplates that the $35 million secured financing would provide for terms similar to those referenced in the preceding sentence; however, the proposed lender has not agreed to any terms of the $35 million secured financing and there can be no assurance that an agreement for this financing will be obtained or that, if obtained, the terms will be as referenced above. The approximate $155 million secured financing would be effected through the issuance of two series of secured notes under two separate indentures. The first series of secured notes, representing an aggregate principal amount of approximately $105 million, would provide for (i) interest at a rate of 11.75% per annum, (ii) principal prepayment/amortization obligations, (iii) extension fees after four years and (iv) maturity on the fifth anniversary of the effective date of the Plan. The second series of secured notes, representing an aggregate principal amount of approximately $50 million, would provide for (i) interest at a rate of 13% per annum with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees after four years and (iii) maturity on the sixth anniversary of the effective date of the Plan. Each component of the New Debt described above will be secured by substantially all of the assets of the Company, such that only limited existing assets will be held free and clear of liens and encumbrances. It is contemplated that there will be restrictive covenants, including financial covenants, in connection with the New Debt.

         The Plan also contemplates that the holders of the Company's common stock will retain their stock. Under the Plan, no cash dividends, other than a maximum of $4.1 million to preferred shareholders, can be paid to existing shareholders. See "Effect of Chapter 11 on REIT Status and Other Tax Matters-Taxable Income Distributions" below for further discussion. Subject to the respective approvals by the holders of the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and the Series F Redeemable Cumulative Dividend Preferred Stock (the "Series F Preferred Stock" or "junior preferred stock"), the Plan contemplates an amendment to their respective relative rights and preferences to permit the payment of accrued and unpaid dividends in cash or common stock, at the Company's election. The Plan further contemplates amendments to the relative rights and preferences of the Series D Cumulative Convertible Preferred Stock (the "Series D Preferred Stock"), through an exchange of Series D Preferred Stock for Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock"), similar to those amendments effected in connection with the recent exchange of the former Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for Series E Preferred Stock. See "MARKET FOR THE REGISTRANT'S COMMON STOCK AND OTHER RELATED STOCKHOLDER MATTERS-Exchange of Series C Preferred Stock for Series E Preferred Stock" for a discussion of the exchange of Series C Preferred Stock for Series E Preferred Stock.

         Reference is made to the Plan and Proposed Disclosure Statement, previously filed with the Securities and Exchange Commission (the "SEC") as exhibits to a Form 8-K, for a complete description of the financing contemplated to be obtained under the Plan from the respective existing creditors including, without limitation, payment terms, restrictive covenants and collateral, and a complete description of the treatment of preferred stockholders. Although the Company has commitments for substantially all of the New Debt and has certain of the CMBS contemplated to be sold in connection with the CMBS Sale, there can be no assurance that the Company will obtain the Recapitalization Financing, that the Plan will be confirmed by the Bankruptcy Court, or that the Plan, if confirmed, will be consummated. The Plan also contemplates certain amendments to the Company's articles of incorporation, including an increase in authorized shares from 120 million to 375 million (consisting of 300 million of common shares and 75 million of preferred shares).

EFFECT OF CHAPTER 11 FILING ON REIT STATUS AND OTHER TAX MATTERS

         REIT STATUS

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

         THE COMPANY'S 1999 TAXABLE INCOME

         As a REIT, CRIIMI MAE is generally required to distribute at least 95% of its "REIT taxable income" to its shareholders each tax year. For purposes of this requirement, REIT taxable income excludes certain excess noncash income such as original issue discount ("OID"). In determining its federal income tax liability, CRIIMI MAE, as a result of its REIT status, is entitled to deduct from its taxable income dividends paid to its shareholders. Accordingly, to the extent the Company distributes its net income to shareholders, it effectively reduces taxable income, on a dollar-for-dollar basis, and eliminates the "double taxation" that normally occurs when a corporation earns income and distributes that income to shareholders in the form of dividends. The Company, however, still must pay corporate level tax on any 1999 taxable income not distributed to shareholders. Unlike the 95% distribution requirement, the calculation of the Company's federal income tax liability does not exclude excess noncash income such as OID. Should CRIIMI MAE terminate or fail to maintain its REIT status during the year ended December 31, 1999, the taxable income for the year ended December 31, 1999 of approximately $37.5 million would generate a tax liability of up to $15.0 million.

         In determining the Company's taxable income for 1999, distributions declared by the Company on or before September 15, 2000 and actually paid by the Company on or before December 31, 2000 will be considered as dividends paid for the year ended December 31, 1999. The Company anticipates distributing all, or a substantial portion of, its 1999 taxable income in the form of non-cash taxable dividends. There can be no assurance that the Company will be able to make such distributions with respect to its 1999 taxable income.

         1999 EXCISE TAX LIABILITY

         Apart from the requirement that the Company distribute at least 95% of its REIT taxable income to maintain REIT status, CRIIMI MAE is also required each calendar year to distribute an amount at least equal to the sum of 85% of its "REIT ordinary income" and 95% of its "REIT capital gain income" to avoid incurring a nondeductible excise tax. Unlike the 95% distribution requirement, the 85% distribution requirement is not reduced by excess noncash income items such as OID. In addition, in determining the Company's excise tax liability, only dividends actually paid in 1999 will reduce the amount of income subject to this excise tax. The Company has accrued $1,105,000 for the excise tax payable for 1999. The accrual was calculated based on the taxable income for the year ended December 31, 1999.

         THE COMPANY'S 1998 TAXABLE INCOME

         On September 14, 1999, the Company declared a dividend payable to common shareholders of approximately 1.61 million shares of a new series of junior preferred stock with a face value of $10 per share. See Note
12 for further discussion. The purpose of the dividend was to distribute approximately $15.7 million in undistributed 1998 taxable income. To the extent that it is determined that such amount was not distributed, the Company would bear a corporate level income tax on the undistributed amount. There can be no assurance that all of the Company's tax liability will be eliminated by payment of such junior preferred stock dividend. The Company paid the junior preferred stock dividend on November 5, 1999. The junior preferred stock dividend was taxable to common shareholder recipients.

         TAXABLE INCOME DISTRIBUTIONS

         The recently issued Internal Revenue Service Revenue Procedure 99-17 provides securities and commodities traders with the ability to elect mark-to-market treatment for 2000 by including an election with their timely filed 1999 federal tax extension. The election applies to all future years as well, unless revoked with the consent of the Internal Revenue Service. On March 15, 2000, the Company determined to elect mark-to-market treatment as a securities trader for 2000 and, accordingly, will recognize gains and losses prior to the actual disposition of its securities. Moreover, some if not all of those gains and losses, as well as some if not all gains or losses from actual dispositions of securities, will be treated as ordinary in nature and not capital, as they would be in the absence of the election. Therefore, any net operating losses generated by the Company's trading activity will offset the Company's ordinary taxable income, and thereby reduce required distributions to shareholders by a like amount. See "BUSINESS-Risk Factors-Risks Associated with Trader Election" for further discussion. If the Company does have a REIT distribution requirement (and such distributions would be permitted under the Plan), a substantial portion of the Company's distributions would be in the form of non-cash taxable dividends.

         TAXABLE MORTGAGE POOL RISKS

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

         In addition to causing the loss of the exemption under the TMP Rules, a seizure or sale of the Pledged Bonds and a characterization of them as equity for tax purposes could also jeopardize the Company's REIT status if the value of the remaining ownership interests in any Trust held by the Company (i) exceeded 5% of the total value of the Company's assets or (ii) constituted more than 10% of the Trust's voting interests. Although it is possible that the election by the TMPs to be treated as taxable REIT subsidiaries could prevent the loss of CRIIMI MAE's REIT status, there can be no assurance that a valid election could be made given the timing of a seizure or sale of the Pledged Bonds.

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

         To qualify for the Investment Company Act exemption, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities and originated loans constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of December 31, 1999, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

METHOD OF ACCOUNTING

         The consolidated financial statements of CRIIMI MAE are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Certain amounts in the consolidated financial statements for the years ended December 31, 1998 and December 31, 1997 have been reclassified to conform to the 1999 presentation.

CONSOLIDATION AND MINORITY INTERESTS

         The consolidated financial statements reflect the financial position, results of operations and cash flows of CRIIMI MAE; CM Management; Holdings II; CRIIMI, Inc.; CRIIMI MAE Financial Corporation; CRIIMI MAE Financial Corporation II; CRIIMI MAE Financial Corporation III; CRIIMI MAE QRS 1, Inc.; CRIIMI MAE Holding, Inc. (currently inactive); CRIIMI MAE Holdings L.P. (currently inactive); and CRIIMI MAE CMBS Corporation for all periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

         CRIIMI MAE owned approximately 57% of CRI Liquidating throughout 1997. CRI Liquidating was dissolved as of December 31, 1997. The ownership interests of the other shareholders in the equity and net income of CRI Liquidating are reflected as minority interests in the accompanying consolidated financial statements.

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

         LIABILITIES SUBJECT TO CHAPTER 11 PROCEEDINGS

         Liabilities subject to Chapter 11 proceedings, including claims that become known after the Petition Date, are reported at their expected allowed claim amount in accordance with SFAS No. 5, "Accounting for Contingencies". To the extent that the amounts of claims change as a result of actions in the bankruptcy case or other factors, the recorded amount of liabilities subject to Chapter 11 proceedings will be adjusted. The gain or loss resulting from the entries to record the adjustment will be recorded as a reorganization item. In 1998, the Company wrote-off all $2.8 million of debt discounts and deferred debt costs related to liabilities subject to Chapter 11 proceedings which resulted in these liabilities being carried at their face amount.

         REORGANIZATION ITEMS

         Reorganization items are items of income or expense that are realized or incurred by CRIIMI MAE because it is in reorganization. These include, but are not limited to the following:

- Short-term interest income that would not have been earned but for the Bankruptcy.

- Professional fees and similar types of expenditures directly relating to the Chapter 11 proceeding.

-    Employee Retention Program costs and severance payments.

- Loss accruals or realized gains or losses resulting from activities of the reorganization process such as the sale of certain investments, rejection of certain executory contracts and the write-off of debt issuance costs and debt discounts. See Note 5 for a further discussion of other than temporary impairment recognized on CMBS.

         For the years ended December 31, 1999 and 1998, reorganization items were approximately $178.9 and $9.9 million, respectively. The components of this total are as follows:

         REORGANIZATION ITEM                                               1999                  1998
         ---------------------------------------------                 --------------       ----------------

         Short-term interest income                                    $ (1,518,667)               $     --
         Professional fees                                                17,822,154              5,219,000
         Write-off of debt discounts and deferred costs                           --              2,835,210
         Employee Retention Program accrued costs                          1,589,236                612,885
         Excise tax accrued                                                1,105,000                300,000
         Other                                                             3,005,405                889,852
                                                                       --------------       ----------------
             Subtotal                                                     22,003,128              9,856,947
         Impairment on CMBS                                              156,896,831                     --
                                                                       --------------       ----------------
             Total                                                      $178,899,959             $9,856,947
                                                                       ==============       ================

         CONDENSED FINANCIAL STATEMENTS

         In accordance with SOP 90-7, the three debtor entities, CRIIMI MAE, CM Management and Holdings II, are required to present condensed financial statements for the year ending December 31, 1999. See Note 20.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of U.S. Government and agency securities, certificates of deposit, time deposits and commercial paper with original maturities of three months or less.

RESTRICTED CASH AND CASH EQUIVALENTS

         Restricted cash and cash equivalents consist of cash, certificates of deposit and interest bearing securities maturing within three months from the date of purchase that have been legally restricted pursuant to various stipulation and consent orders providing for adequate protection with certain of the Company's creditors or due to agreements that require certain CMBS interest income and/or CMBS sales proceeds to be held in segregated accounts. In addition, restricted cash and cash equivalents include balances held in separate trusts controlled by a trustee for the benefit of employees. See Note 17 "Litigation-Bankruptcy Related Litigation" for further discussion of these arrangements.

TRANSFER OF FINANCIAL ASSETS

         The Company transfers assets (mortgages and mortgage securities) in securitization transactions where the transferred assets become the sole source of repayment for newly issued debt. These transfers of financial assets are accounted for in accordance with SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS 125"). When both legal and control rights to a financial asset are transferred, the transfer is treated as a sale. Transfers are assessed on an individual component basis. In a securitization, the cost basis of the original assets transferred is allocated to each of the new financial components based upon the relative fair value of the new financial components. For components where sale treatment is achieved, a gain or loss is recognized for the difference between that component's allocated cost basis and fair value. For components where sale treatment is not achieved, an asset is recorded representing the allocated cost basis of the new financial components retained and the related incurrence of debt is also recorded. In transactions where none of the components are sold, the Company recognizes the incurrence of debt and the character of the collateralizing assets remains unchanged.

INCOME RECOGNITION AND CARRYING BASIS

         SUBORDINATED CMBS

         CRIIMI MAE recognizes income from Subordinated CMBS using the effective interest method, using the anticipated yield over the projected life of the investment. Changes in anticipated yields are generally calculated due to revisions in estimates of future credit losses, actual losses incurred, revisions in estimates of future prepayments and actual prepayments received. Changes in anticipated yield resulting from prepayments are recognized through a cumulative catch-up adjustment at the date of the change which reflects the change in income of the security from the date of purchase through the date of change in anticipated yield. The new yield is then used for income recognition for the remaining life of the investment. Changes in anticipated yield resulting from reduced estimates of losses are recognized on a prospective basis.

         On May 8, 1998, CRIIMI MAE consummated a transaction which resulted in the sale of a portion of its Subordinated CMBS portfolio. See Note 5. As a result of this transaction and in accordance with GAAP, effective in the second quarter of 1998, the Company no longer classifies CMBS securities as Held to Maturity, but instead classifies CMBS as Available for Sale. CRIIMI MAE carries its Subordinated CMBS at fair market value where changes in fair value are recorded as a component of shareholders' equity. See Note 5. Prior to this time, such securities were carried at their amortized cost basis as the Company had the ability and intent to hold these securities to maturity.

         INSURED MORTGAGE SECURITIES

         Mortgage income consists of amortization of the discount or premiums plus the stated mortgage interest payments received or accrued. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage.

         As discussed in Note 7, as a result of the CBO-2 transaction involving the sale of a portion of its Subordinated CMBS portfolio, the Company, in accordance with GAAP, no longer classifies its insured mortgage securities as Held to Maturity. The Company's mortgage securities are now classified as Available for Sale. As a result, the Company now carries its mortgage securities at fair value where changes in fair value are recorded as a component of shareholders' equity. Prior to this time, the securities were carried at their amortized cost basis as the Company had the ability and intent to hold these securities to maturity.

         CRIIMI MAE's consolidated investment in mortgage securities consists of participation certificates evidencing a 100% undivided beneficial interest in Government Insured Multifamily Mortgages issued or sold pursuant to programs of the Federal Housing Administration ("FHA") ("FHA-Insured Certificates") and mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") ("GNMA Mortgage-Backed Securities"). Payment of principal and interest on FHA-Insured Certificates is insured by the U.S. Department of Housing and Urban Development (HUD) pursuant to Title 2 of the National Housing Act. Payment of principal and interest on GNMA Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

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

         EQUITY INVESTMENTS

         CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, owns all of the general partnership interests in American Insured Mortgage Investors, American Insured Mortgage Investors - Series 85, L.P., American Insured Mortgage Investors L.P. - Series 86 and American Insured Mortgage Investors L.P. - Series 88 (the "AIM Funds"). The AIM Funds own mortgage assets which are substantially similar to the insured mortgage securities owned by CRIIMI MAE. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges among the AIM Funds from 2.9% to 4.9%) from each of the AIM Funds. In addition, CRIIMI MAE and CM Management each own 50% of the limited partnership that owns a 20% limited partnership interest in the adviser to the AIM Funds. CRIIMI MAE is utilizing the equity method of accounting for its investment in the AIM Funds and advisory partnership, which provides for recording CRIIMI MAE's share of net earnings or losses in the AIM Funds and advisory partnership reduced by distributions from the limited partnerships and adjusted for purchase accounting amortization.

         CRIIMI MAE accounts for its investment in CRIIMI MAE Services, Inc. ("Services Inc.") under the equity method because it does not own the voting common stock of Services Inc. As of December 31, 1999 and 1998, Services Inc. held a 27% general partner interest in CMSLP.

         As of December 31, 1999 and 1998, CRIIMI MAE, through CM Management, held a 73% limited partnership interest in CMSLP. CRIIMI MAE's limited partner investment in CMSLP is accounted for under the equity method as CRIIMI MAE does not control CMSLP. However, because it owns 73% of the partnership and because it has certain rights described below, it follows the equity method of accounting. As a limited partner, CRIIMI MAE is entitled to all of the rights and benefits of being a limited partner including the right to receive income and cash distributions in accordance with its limited partner interest. In addition, CRIIMI MAE has the right to approve the sale of the principal assets of CMSLP. Services Inc. is the general partner of CMSLP and manages the day to day affairs of CMSLP.

IMPAIRMENT

         SUBORDINATED CMBS

         CRIIMI MAE assesses each Subordinated CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: 1) fair value has been below amortized cost for a significant period of time and CRIIMI MAE concludes that it no longer has the ability or intent to hold the security for the period that fair value is expected to be below amortized cost through the period of time CRIIMI MAE expects the value to recover to amortized cost or 2) the credit quality of its Subordinated CMBS is declining and the Company determines that the current estimate of expected future credit losses exceeds credit losses as originally projected. The amount of impairment loss is measured by comparing the fair value, based on available market information, of a Subordinated CMBS to its current amortized cost basis, the difference is recognized as a loss in the income statement.

         The Company assesses current economic events and conditions that impact the value of its Subordinated CMBS and the underlying real estate in making judgements as to whether or not other than temporary impairment has occurred. See Note 5 for a discussion of impairment recognized in 1999. Impairment was not recognized in 1998 or 1997.

         INSURED MORTGAGE SECURITIES

         CRIIMI MAE assesses each insured mortgage security for other than temporary impairment when the fair market value of the asset declines below amortized cost for a significant period of time and CRIIMI MAE concludes that it no longer has the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of an insured mortgage security to its current carrying amount, the difference is recognized as a loss in the income statement. The Company did not recognize any impairment on its insured mortgage securities in 1999, 1998 or 1997.

         INVESTMENT IN ORIGINATED LOANS

         CRIIMI MAE recognizes impairment on the originated loans when it is probable that CRIIMI MAE will not be able to collect all amounts due according to the contractual terms of the loan agreement. CRIIMI MAE measures impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate or the fair value of the collateral if the loan is collateral dependent. The Company did not recognize impairment on its originated loans in 1999, 1998 or 1997.

         EQUITY INVESTMENTS

         Impairment is recognized on CRIIMI MAE's investments accounted for under the equity method if a decline in the market value of the investment below its carrying basis is judged to be "other than temporary". In this case an unrealized loss is recognized as the difference between the fair value and carrying amount. The Company did not recognize impairment on its equity investments in 1999, 1998 or 1997.

RECEIVABLES

         Receivables primarily consist of interest and principal receivables on the Company's Subordinated CMBS, insured mortgage securities and originated loan portfolios. In addition, prepayments in the insured mortgage securities portfolio that have not yet been received by CRIIMI MAE are included.

OTHER ASSETS

         Other assets primarily include Merger assets and related costs, deferred financing costs, deferred costs, investment in mezzanine loans and a deposit account, as further discussed below. Additionally included in other assets is Real Estate Owned (REO) property acquired through foreclosure that is currently held for sale. In June 1997, CRIIMI MAE acquired a real estate property in a foreclosure sale from a CMBS trust. CRIIMI MAE also serves as the special servicer and owns a portion of the subordinated tranches in the same trust. As of December 31, 1999 and 1998, CRIIMI MAE's investment in REO property totaled approximately $3.6 and $3.9 million, respectively. REO property acquired through foreclosure is recorded at fair value on the date of foreclosure. REO property held for sale is accounted for at the lower of its cost basis or fair value less costs to sell. REO assets held for the long term will be evaluated for impairment by the Company when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At such time, if the expected future undiscounted cash flows from the property are less than the cost basis, the assets will be marked down to fair value. Costs relating to development and improvement of property are capitalized, provided that the resulting carrying value does not exceed fair value. Costs relating to holding the assets are expensed.

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

         Costs incurred in connection with the loan origination programs are netted against any origination fees received and the net amount is deferred and will be recognized using the effective interest method over the life of the intended securitization of the loans. These costs include a one-time fee to the financial institution and direct costs of originating the loans for the program. All net deferred costs are written off if the Company and the financial institution decide to sell the loans in the warehouse program. In addition, the Company is required to fund the estimated subordinated levels for the securitization of the loans originated through its loan origination programs. This subordinated level is held as a deposit at the financing institution and is reflected in other assets. Due to the financial institution taking title to the loans during the warehousing period and bearing substantive risk for the investment portion of each loan, the originated loans are not recorded on the Company's balance sheet during the warehouse period. As a result of the Chapter 11 filing, CRIIMI MAE wrote off all capitalized costs in connection with its warehouse programs in December 1998. As of December 31, 1999, there are no reserve account balances with respect to either the Citibank or Prudential Programs.

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

SHAREHOLDERS' EQUITY

         CRIIMI MAE has authorized 120,000,000 shares of $0.01 par value common stock and has issued 59,954,604 and 52,898,100 shares as of December 31, 1999 and 1998, respectively. All shares issued, exclusive of any shares held in treasury, are outstanding. As of December 31, 1999 and 1998, 1,013 and 7,245, respectively, shares were held for issuance pending presentation of predecessor units and were considered outstanding.

         As of December 31, 1999, CRIIMI MAE has authorized 25,000,000 shares of $0.01 par value convertible preferred stock, of which 3,000,000 shares have been designated as Series B Cumulative Convertible Preferred Stock, 300,000 shares have been designated as Series C Cumulative Convertible Preferred Stock, 300,000 shares have been designated as Series D Preferred Stock and 1,610,000 shares have been designated as Series F Redeemable Cumulative Dividend Preferred Stock. At December 31, 1999, CRIIMI MAE had 1,593,982 Series B Preferred Stock outstanding, 103,000 Series C Preferred Stock outstanding, 100,000 Series D Preferred Stock outstanding and 850,142 Series F Preferred Stock outstanding. At December 31, 1998, CRIIMI MAE had 1,593,982 Series B Preferred Stock outstanding, 123,000 Series C Preferred Stock outstanding and 100,000 Series D Preferred Stock outstanding.

INCOME TAXES

         CRIIMI MAE has elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code for the 1999 tax year. To qualify for tax treatment as a REIT under the Internal Revenue Code, CRIIMI MAE must satisfy certain criteria including certain requirements regarding the nature of their ownership, assets, income and distributions of taxable income. The income from certain CRIIMI MAE activities, including origination and servicing, will not be considered as Qualifying Income under Section 856. CRIIMI MAE will monitor and minimize the levels of Non-Qualifying Income in order to meet REIT qualification criteria. See also Note 1.

         Dividends related to 1999 taxable income were not paid in 1999, therefore no excess inclusion was reported in 1999. In 1998, CRIIMI MAE generated $0.1456 per common share of excess inclusion income from CBO-1. The excess inclusion income is taxable at the shareholder level, as CRIIMI MAE intends to distribute substantially all of its taxable income. Excess inclusion income cannot be offset by a net operating loss and is considered unrelated taxable business income under Section 511.

PER SHARE AMOUNTS

         Basic earnings per share amounts for 1999, 1998 and 1997 represent net income (loss) available to common shareholders divided by the weighted average common shares outstanding during each year. Diluted earnings per share amounts for 1999, 1998 and 1997 represent basic earnings per share adjusted for dilutive common stock equivalents which for CRIIMI MAE include stock options and certain series of preferred stock. For the year ended December 31, 1999, no common stock equivalents were considered in the calculation of diluted earnings per share due to the net loss. See Note 13 for a reconciliation of basic earnings per share to diluted earnings per share.

CONSOLIDATED STATEMENTS OF CASH FLOWS

         Since the consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity, the consolidated statements of cash flows do not reflect investing and financing activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments. In 1999, the Company sold certain investments treated as financings under FAS 125 resulting in total proceeds of approximately $198.9 million, of which $180.8 million was used to pay off the related secured borrowing and the remaining $18.1 million was remitted to the Company. As these sales never resulted in the Company receiving the gross proceeds, but rather the net proceeds, only the net proceeds of $18.1 million received by the Company are reflected in the statement of cash flows.

         Cash payments made for interest for the years ended December 31, 1999, 1998 and 1997, were $112,561,866, $109,502,466, and $72,824,682, respectively.

COMPREHENSIVE INCOME

         Comprehensive income includes net earnings as currently reported by the Company adjusted for other comprehensive income. Other comprehensive income for the Company is changes in unrealized gains and losses related to the Company's CMBS and mortgages accounted for as available for sale. The table below breaks out other comprehensive income for the periods presented into the following two categories: (1) the changes to unrealized gains and losses that relate to the CMBS and mortgages which were disposed of or impaired during the period with the resulting gain or loss reflected in net earnings (reclassification adjustments) and (2) the change in the unrealized gain or loss related to those investments that were not disposed of or impaired during the period.

                                                                        1999             1998           1997

Reclassification adjustment for (gains) losses from dispositions   $    (760,694)   $    (963,748)   $  (8,648,062)
included in net income

Reclassification adjustment for impairment loss recognized on        111,745,210             --               --
CMBS included in net income

Unrealized holding (losses) gains arising during the period          (67,150,995)    (251,374,372)         814,645
                                                                  ---------------    -------------   --------------
Net adjustment to unrealized (losses) gains on investments
                                                                   $  43,833,521    $(252,338,120)   $  (7,833,417)
                                                                  ---------------    -------------   --------------


NEW ACCOUNTING STATEMENTS

         During 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for the Company beginning January 1, 2001. The Company believes the impact of FAS 133 on its financial statements will be immaterial.

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


                                                            As of December 31, 1999                 As of December 31, 1998
                                                      ------------------------------------------------------------------------------
                                                       Amortized Cost        Fair Value        Amortized Cost        Fair Value
                                                      ------------------  ------------------  ------------------  ------------------
ASSETS:

   Subordinated CMBS                                    $ 1,374,080,226     $ 1,179,270,306     $ 1,529,898,540     $ 1,274,185,678
   Insured mortgage securities                              407,469,108         394,857,239         483,637,668         488,095,221
   Investment in originated loans                           470,204,780         422,643,902         499,076,030         480,485,570
   Restricted cash and cash equivalents                      38,036,624          38,036,624           2,353,560           2,353,560
   Other cash and cash equivalents                           53,603,104          53,603,104          21,826,512          21,826,512
   Accrued interest and principal receivable                 69,483,337          69,483,337          46,992,337          46,992,337
   Interest rate protection agreements                        1,119,280           1,465,496           2,531,371             992,516

LIABILITIES:

Liabilities not subject to Chapter 11 proceedings: Securitized mortgage obligations:

     Collateralized bond obligations-CMBS                $  278,165,968       $ 253,084,864      $  117,831,435      $  105,799,081
     Collateralized insured mortgage securities
     obligations                                            378,711,602         381,129,836         456,101,720         486,179,236
     Collateralized mortgage obligations-originated
     loans                                                  399,768,513         373,634,008         386,752,951         381,481,150
Liabilities subject to Chapter 11 proceedings:

   Variable-rate secured borrowings-CMBS                    732,904,775                 N/A         932,236,674                 N/A
   Senior unsecured notes                                   100,000,000          86,000,000         100,000,000          62,000,000
   Other financing facilities                                92,799,522                 N/A          92,799,522                 N/A


         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

SUBORDINATED CMBS

         Prior to 1998, the fair market value of the Company's portfolio of Subordinated CMBS was based upon quotes obtained from, in most cases, the lender to which the security was pledged. The lender also quoted the related unrated bonds even though the bonds did not serve as collateral for CRIIMI MAE's obligations. The Company obtained "ask" quotes as compared to "bid" quotes because it is the owner of the securities. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the CMBS portfolio as of December 31, 1999 and 1998. As a result, the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of December 31, 1999 and 1998. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average yield to maturity. See Note 5. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including, institutionally available research reports and communications with dealers and active Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of December 31, 1999 and 1998, it has disclosed the range of discount rates by rating category used in determining these fair market values in Note 5.

         The CMBS market was adversely affected by the turmoil which occurred in the capital markets commencing in late summer of 1998 that caused spreads between CMBS yields and the yields on U.S. Treasury securities with comparable maturities to widen, resulting in a decrease in the value of CMBS. As a result, the creation of new CMBS and the trading of existing CMBS came to a near standstill. In late November 1998, buying and trading activity in the CMBS market began to recover, increasing liquidity in the CMBS market; however, these improvements mostly related to investment grade CMBS. New issuances of CMBS also returned in late November 1998 and continued throughout 1999 with the issuance of newly created CMBS totaling approximately $58.3 billion for 1999. The market for Subordinated CMBS has, however, been slower to recover. It is difficult, if not impossible, to predict when or if the CMBS market and, in particular, the Subordinated CMBS market, will recover. Even if the market for Subordinated CMBS recovers, the liquidity of such market has historically been limited. Additionally, during adverse market conditions, the liquidity of such market has been severely limited. Therefore, management's estimate of the value of the Company's CMBS could vary significantly from the value that could be realized in a current transaction between a willing buyer and a willing seller in other than a forced sale or liquidation.

INSURED MORTGAGE SECURITIES

         The fair value of the insured mortgage securities is based on the quoted market price from an investment banking institution which trades these instruments as part of its day-to-day activities.

ORIGINATED LOANS

         Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the portfolio. As a result, the Company calculated the estimated fair market value of its originated loan portfolio as of December 31, 1999 and 1998. The Company used the same discounted cash flow methodology used in determining the fair value of its Subordinated CMBS portfolio and further used cash flows projected at a prepayment speed of 0% to 14% depending upon the call protection of the loan. These cash flows were then discounted using a weighted average discount rate of approximately 9.1% and 8.0% for December 31, 1999 and 1998, respectively, which the Company believes was commensurate with the market's perception of risk and value.

RESTRICTED AND OTHER CASH AND CASH EQUIVALENTS, ACCRUED INTEREST AND PRINCIPAL RECEIVABLE

         The carrying amount approximates fair value because of the short maturity of these instruments.

OBLIGATIONS UNDER FINANCING FACILITIES

         The fair value of the securitized mortgage obligations as of December 31, 1999 and 1998 is calculated using a discounted cash flow methodology similar to the discussion on Subordinated CMBS above. The fair value of the unsecured notes was calculated using a quoted market price from Bloomberg. Management has determined that fair value of the variable-rate secured borrowings-CMBS and other financing facilities is not practicable to measure because there is no quoted market price available and the facilities are in default and have been the subject of dispute as discussed in Note 9. See Note 9 for a detailed discussion of these facilities and the terms of the facilities.

INTEREST RATE PROTECTION AGREEMENTS

         The fair value of interest rate protection agreements (used to hedge CRIIMI MAE's variable-rate debt) is the estimated amount that CRIIMI MAE would receive to terminate the agreements as of December 31, 1999 and 1998, taking into account current interest rates and the current creditworthiness of the counterparties. The amount was determined based on a quote received from the counterparty to each agreement.

5.       SUBORDINATED CMBS

         During 1997, FAS 125 became effective. This statement significantly changed the accounting treatment for transfers of financial assets. FAS 125 changed accounting standards to require transfers of assets to be accounted for on a component basis instead of as an entire unit. Accordingly, in a securitization or resecuritization, components (securities) are treated as sales or retained interests based upon CRIIMI MAE's ability to control the component. Components where control is not retained are treated as sales and those where control is retained are treated as retained interests.

         In May 1998, CRIIMI MAE completed its second resecuritization of Subordinated CMBS ("CBO-2") with a combined face value of approximately $1.8 billion involving 75 individual securities collateralized by 19 mortgage pools and three of the retained securities from CBO-1. In CBO-2, the Company sold, in a private placement, securities with a face amount of $468 million and retained securities with a face amount of approximately $1.3 billion. Certain securities included call provisions to enable CRIIMI MAE to 1) call bonds if market conditions warrant and 2) call bonds when it is no longer cost effective to service them. As a result, CBO-2 resulted in a sale of certain securities and the retention of new securities. In accordance with FAS 125, the assets collateralizing the resecuritization are "derecognized" and the combined amortized cost basis of the collateralizing assets was allocated to the new securities issued. CRIIMI MAE received $335 million for the $345 million face amount of investment grade securities sold without call provisions which had an allocated cost basis of $306 million, resulting in a gain of approximately $28.8 million. CRIIMI MAE recorded retained assets totaling $926 million representing the allocated amortized cost basis for the $123 million face amount of investment grade securities issued with call provisions and the $1.3 billion face amount of non-investment grade retained securities in CBO-2. CBO-2 generated $160 million of net excess borrowing capacity primarily as a result of a higher overall weighted average credit rating for its new securities as compared to the weighted average credit rating on the related CMBS collateral. The net excess borrowing capacity was used to obtain short-term, variable-rate secured borrowings which were used to acquire additional Subordinated CMBS during the second quarter of 1998.

         The CBO-2 transaction requires reclassification of CRIIMI MAE's entire portfolio of mortgage securities (consisting of mortgage security collateral and CMBS) from Held to Maturity to Available for Sale. Therefore, CRIIMI MAE's securities, effective the second quarter of 1998, are reflected on the balance sheet at fair market value. At December 31, 1999, the amortized cost of the CMBS exceeded the fair market value by approximately $194.8 million (after taking into account the $156.9 million impairment write-down of certain CMBS subject to the CMBS Sale as of December 31, 1999, which resulted in amortized cost being written down to fair value) as compared to $255.7 million as of December 31, 1998 and is reflected as a decrease in shareholders' equity.

At December 31, 1999, CRIIMI MAE held the following securities with respect to its CMBS portfolio:

                                                                     Original                December 31, 1999
                                                                Anticipated Yield            Anticipated Yield
   Pool (1)                                                      to Maturity (2)             to Maturity (2)(3)
   ---------------------------------------------------         ---------------------        ---------------------
Retained Securities from
   CRIIMI 1996 C1 (CBO-1)                                            19.5%                      20.6%(4)

DLJ Mortgage Acceptance Corp.
   Series 1997 CF2 Tranche B-30C (6)                                  8.2%                       8.2%

Nomura Asset Securities Corp.
   Series 1998-D6 Tranche B7                                         12.0%                      12.0%

Retained Securities from
   CRIIMI 1998 C1 (CBO-2)                                            10.3%                      10.2%(5)

Mortgage Capital Funding, Inc.
   Series 1998-MC1 (6)                                                8.9%                       9.0%

Chase Commercial Mortgage Securities Corp.
   Series 1998-1 (6)                                                  8.8%                       8.8%

First Union/Lehman Brothers
   Series 1998 C2 (6)                                                 8.9%                       9.0%

Morgan Stanley Capital I, Inc.
   Series 1998-WF2 (6)                                                8.5%                       8.6%(5)

Mortgage Capital Funding, Inc.
   Series 1998-MC2 (6)                                                8.7%                       8.8%

Weighted Average                                                      9.7%(1)                   10.1%(1)

(1) CRIIMI MAE, through CMSLP, performs servicing functions on a total CMBS pool of approximately $28 billion as of December 31, 1999. Of the $28 billion of mortgage loans, approximately $273.3 million are being specially serviced, of which approximately $167.5 million are being specially serviced due to payment default (including $26.8 million of Real Estate Owned) and the remainder is being specially serviced due to non-financial covenant default. Through December 31, 1999, CMSLP has resolved and transferred out of special servicing approximately $439.8 million of the approximately $713.1 million that has been transferred into special servicing. Through December 31, 1999, actual losses on mortgage loans underlying the CMBS transactions are lower than the Company's original loss estimates.

(2) Represents the anticipated weighted average yield over the expected average life of the Company's Subordinated CMBS portfolio as of the date of acquisition and December 31, 1999, respectively, based on management's estimate of the timing and amount of future credit losses and prepayments.

(3) Unless otherwise noted, changes in the December 31, 1999 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions relating to mortgage collateral.

(4) The increase in the anticipated yield resulted from the reallocation of CBO-1 asset basis in conjunction with the CBO-2 resecuritization. While it had no impact on the anticipated yield, the unrated bond from CBO-1 experienced an approximately $1.6 million principal write-down in 1999 due to a loss on the foreclosure of two underlying loans.

(5) On October 6, 1998, Morgan Stanley and Co. International Limited ("Morgan Stanley") advised CRIIMI MAE that it was exercising alleged ownership rights over certain classes of CMBS it held as collateral. In the first quarter of 1999, the Company agreed to cooperate in selling two classes of investment grade CMBS issued by CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (the "CBO-2 BBB Bonds") and to suspend litigation with Morgan Stanley with respect to these CMBS. On March 5, 1999, the CBO-2 BBB Bonds with a $205.8 million face amount and a coupon rate of 7% were sold in a transaction that was accounted for as a financing by the Company rather than a sale. Of the $159.0 million in proceeds, $141.2 million was used to repay amounts due under the agreement with Morgan Stanley, and $17.8 million was paid to CRIIMI MAE. CRIIMI MAE and Morgan Stanley reached an agreement that called for the sale of seven classes of subordinated CMBS and a related unrated bond, issued by Morgan Stanley Capital I Inc. Series 1998-WF2 (the "Wells Fargo Bonds"). The agreement was approved by the Bankruptcy Court on February 24, 2000. On February 29, 2000, the Wells Fargo Bonds were sold. Of the approximately $45.9 million in net sales proceeds, $37.5 million was used to pay off all outstanding borrowings owed to Morgan Stanley and the remaining proceeds of approximately $8.4 million will be used primarily to help fund CRIIMI MAE's Plan.

(6) As discussed further below, under the Plan, the Company intends to sell these CMBS pools and as such, impairment was recognized as of December 31, 1999 related to these CMBS. The impairment resulted in the cost basis being written down to fair value as of December 31, 1999. As a result of this new basis, these bonds have new yields effective the first quarter of 2000.

The aggregate investment by the underlying rating of the Subordinated CMBS is as follows:

                                                                 Fair Value          Range of        Amortized       Amortized
                      Face         Weighted                        as of            Discount         Cost as         Cost as
                    Amount as      Average        Weighted       12/31/99        Rates Used to          of              of
Security           of 12/31/99     Pass-Through   Average        (in millions)   Calculate Fair        12/31/99        12/31/98
Rating             (in millions)      Rate        Life (1)           (2)           Value (2)        (in millions)  (in millions)
---------------    ------------     -----------    ---------    ------------     ---------------    -----------     -----------

A (3)                   $ 62.6            7.0%      6  years         $ 54.5                9.8%         $ 57.4          $ 57.0

BBB (3)                  150.6            7.0%      12 years          116.1               10.5%          127.7           126.9

BBB-(3)                  115.2            7.0%      12 years           82.6               11.4%           93.5            92.8

BB+                      394.6            7.0%      13 years          255.3         11.4%-13.2%          305.5           317.9

BB                       279.0            6.9%      14 years          192.8         11.8%-13.9%          206.1           259.1

BB-                       89.1            6.8%      14 years           51.2         13.2%-14.9%           58.6            72.6

B+                       128.7            6.7%      16 years           63.7         14.5%-15.9%           82.1            93.0

B                        300.2            6.6%      16 years          141.3         15.5%-17.2%          178.2           208.9

B-                       198.7            6.7%      17 years           84.9         16.0%-19.4%           98.1           106.7

CCC                       92.0            6.8%      19 years           23.2         25.0%-30.0%           32.5            36.0

Unrated (4)              477.4            5.9%      20 years          113.7         26.0%-32.0%          134.4           159.0
                   ------------     -----------    ---------    ------------                        -----------     -----------

Total (5)(6)          $2,288.1            6.7%      15 years       $1,179.3                         $1,374.1(7)       $1,529.9
                   ============     ===========    =========    ============                        ===========     ===========


(1) Weighted average life represents the weighted average expected life of the Subordinated CMBS prior to consideration of losses, extensions or prepayments.

(2) The estimated fair values of Subordinated CMBS represent the carrying value of these assets. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the portfolio as of December 31, 1999. As a result, the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of December 31, 1999. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The cash flows for each bond were projected assuming no prepayments and no losses as is the market convention. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate, including institutionally available research reports and communications with dealers and active Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of December 31, 1999, it has disclosed in the table the range of discount rates by rating category used in determining these fair market values. See Note 4 for a discussion on the CMBS market.

(3) In connection with CBO-2, $62.6 million (A rated) and $60.0 million (BBB rated) face amount of investment grade securities were sold with call options and $345 million (A rated) face amount were sold without call options. In connection with CBO-2, in May 1998, the Company initially retained $90.6 million (BBB rated) and $115.2 million (BBB- rated) face amount of securities, both with call options, with the intention to sell the securities at a later date. Such sale occurred March 5, 1999. See Note
     17. Since the Company retained call options on certain sold bonds, the Company did not surrender control of those assets pursuant to the requirements of FAS 125 and thus these securities are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, CRIIMI MAE has retained the securities with call options in its Subordinated CMBS portfolio reflected on its balance sheet.

(4) The unrated bond from CBO-1 experienced an approximately $1.6 million principal write down in 1999 due to a loss on the foreclosure of two underlying loans. Management believes that the current loss estimates used to recognize income related to this bond remain adequate to cover losses.

(5) Refer to Note 8 for additional information regarding the total face amount and purchase price of Subordinated CMBS for tax purposes.

(6) Similar to the Company's other sponsored CMOs, CMO-IV, as described in Note 6, resulted in the creation of CMBS, of which the Company sold certain tranches. Since the Company retained call options on the sold bonds, the Company did not surrender control of the assets for purposes of FAS 125 and thus the entire transaction is accounted for as a financing and not a sale. Since the transaction is recorded as a financing, the Subordinated CMBS are not reflected in the Company's Subordinated CMBS portfolio. Instead, the underlying loans contributed to CMO-IV are reflected in Investment in Originated Loans on the balance sheet.

(7) Amortized cost reflects the $156.9 million impairment loss write-down related to the CMBS subject to the CMBS Sale. See below for further discussion.

         As of December 31, 1999 and 1998, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and at the locations identified below:

Property Type                     1999(1)      1998(1)        Geographic Location(2)       1999(1)        1998(1)

Multifamily...............          32%          31%          California..............        17%            16%

Retail....................          29%          28%          Texas...................        13%            12%
Office....................          13%          15%          Florida.................         8%             7%
Hotel.....................          14%          13%          New York................         5%             6%
Other.....................          12%          13%          Other(3)................        57%            59%
                                 ------       -----                                         ----           ----
  Total...................         100%         100%            Total.................       100%           100%
                                 ======       =====                                         ====           ====

------------
(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2)  No significant concentration by region.
(3)  No other individual state makes up more than 5% of the total.

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

         The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in GAAP income recognition which is greater than or less than cash received. For the years ended December 31, 1999, 1998 and 1997, the amount of income recognized (less than) or in excess of cash received due to the effective interest rate method was approximately $1,123,600, $(200,000) and $1,014,000, respectively.

         Since the Petition Date, CRIIMI MAE and certain secured creditors have disagreed about the effect of the stay provisions of the Bankruptcy Code on such secured lenders and the subject assets. A summary of material litigation, and agreements that have been reached with certain creditors, is disclosed in Note 17 "Litigation-Bankruptcy Related Litigation". In addition, the Company has been in discussions with certain other creditors not in litigation with the Company. See Note 17 "Litigation-Arrangements with Other Creditors".

         The Company agreed to cooperate on selling the CBO-2 BBB Bonds and suspend litigation with Morgan Stanley with respect to these bonds. On March 5, 1999, Morgan Stanley sold the $205.8 million face amount of CMBS with a coupon of 7%. The proceeds of $159.0 million were used to pay off $141.2 million of the related short-term, variable-rate debt due Morgan Stanley and the remaining net proceeds of $17.8 million were remitted to CRIIMI MAE. CRIIMI MAE retained the right to call each CMBS when the outstanding principal balance amortizes to 15% of its original face balance. The 15% call option prevents CRIIMI MAE from surrendering control of the assets pursuant to the requirements of FAS 125 and thus the transaction was accounted for as a financing and not a sale. This resulted in CRIIMI MAE recognizing a fixed-rate liability for these bonds in the amount of the gross proceeds of approximately $159.0 million.

         CRIIMI MAE and Morgan Stanley also reached an agreement that called for the sale of seven classes of Subordinated CMBS, known as Morgan Stanley I, Inc. Series 1998-WF2 (the "Wells Fargo Bonds"). The agreement was approved by the Bankruptcy Court on February 24, 2000. On February 29, 2000, the Wells Fargo Bonds were sold. Of the approximately $45.9 million in net sales proceeds, $37.5 million was used to pay off all outstanding borrowings owed to Morgan Stanley and the remaining proceeds of approximately $8.4 million will be used primarily to help fund CRIIMI MAE's Plan.

         The Company's CMBS portfolio currently generates monthly cash flow. As of December 31, 1999 and 1998, certain lenders have withheld payment to CRIIMI MAE of approximately $31.3 million and $8.3 million, respectively, with respect to its CMBS portfolio (excluding those securities that are match-funded). These payments are currently reflected in receivables and other assets on the balance sheet. (Refer to Note 6 for payments due the Company in connection with CMO-IV). The realizability of these receivables is uncertain and is dependent upon reaching successful agreements with the Company's lenders that does not result in the loss of any collateral. A loss could occur if the lender fails to remit interest payments to the Company.

         As discussed in Note 1, under CRIIMI MAE's Plan a portion of the Recapitalization Financing is expected to result from the CMBS Sale. The CMBS subject to the CMBS Sale had a fair value and amortized cost of $385.1 million and $542.0 million, respectively, as of December 31, 1999. The Company first filed a plan with the Bankruptcy Court in the fourth quarter of 1999 and during that same quarter CRIIMI MAE began marketing for sale the CMBS subject to the CMBS Sale. CRIIMI MAE sold a portion of these bonds in February 2000 and intends to enter into one or more additional agreements during the first half of 2000 to sell the remaining CMBS subject to the CMBS Sale, although there can be no assurance that such bonds will be sold.

         GAAP states that when the fair market value of an investment declines below its amortized cost for a significant period of time and the entity no longer has the ability or intent to hold the investment for the period the entity anticipates is required for the value to recover to amortized cost, other than temporary impairment on the investment should be recognized. This other than temporary impairment is recognized through the income statement as the difference between amortized cost and fair value. Additional accounting guidance states that other than temporary impairment should be recognized in the period the decision to sell any investment is made if the entity does not expect the fair value to recover before the sale date. As the Company decided in the fourth quarter of 1999 to sell the CMBS subject to the CMBS Sale and it does not expect the value of these bonds to significantly recover before the future sale dates, the Company has recognized approximately $157 million of other than temporary impairment related to these CMBS through earnings in the fourth quarter of 1999. Unrealized losses related to these CMBS were previously recognized through other comprehensive income in the equity section of the balance sheet. The other than temporary impairment loss is a part of the reorganization items on the income statement as the impairment was recognized as part of the reorganization.

         CMSLP did not file for protection under Chapter 11. However, because of the related party nature of its relationship with CRIIMI MAE, CMSLP has been under a high degree of scrutiny from servicing rating agencies. As a result of CRIIMI MAE's Chapter 11 filing, CMSLP was declared in default under certain credit agreements with First Union National Bank ("First Union"). In order to repay all such credit agreement obligations and to increase its liquidity, CMSLP arranged for ORIX Real Estate Capital Markets, LLC ("ORIX"), formerly known as Banc One Mortgage Capital Markets, LLC, to succeed it as master servicer on two commercial mortgage pools on October 30, 1998. In addition, in order to allay rating agency concerns stemming from CRIIMI MAE's Chapter 11 filing, in November 1998, CRIIMI MAE designated ORIX as special servicer on 33 separate CMBS securitizations totaling approximately $29 billion, subject to certain requirements contained in the respective servicing agreements. CMSLP continues to perform special servicing as sub-servicer for ORIX on all but five of these securitizations. CRIIMI MAE remains the owner of the lowest rated tranche of the related Subordinated CMBS and, as such, retains rights pertaining to ownership, including the right to replace the special servicer. CMSLP lost the right to specially service the DLJ MAC 95 CF-2 securitization when the majority holder of the lowest rated tranches replaced CMSLP as special servicer. As part of CRIIMI MAE's Plan, certain of the Company's non-resecuritized CMBS are intended to be sold. As such, CMSLP will lose its special servicing rights related to these CMBS. In 1999, CMSLP generated gross revenues of approximately $1.1 million in fees on these CMBS.

6.       LOAN ORIGINATION PROGRAM

         Prior to the Petition Date, the Company originated mortgage loans principally through mortgage loan conduit programs with major financial institutions for the primary purpose of pooling such loans for securitization. The Company viewed a securitization as a means of extracting the maximum value from the mortgage loans originated. A portion of the mortgage loans originated was financed through the creation and sale of investment grade CMBS to third parties in connection with the securitization. The Company received net cash flow on the CMBS not sold to third parties after payment of amounts due to secured creditors who had provided acquisition financing. Additionally, the Company received origination and servicing fees related to the mortgage loan conduit programs.

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

         Prior to the Petition Date, the Company had originated over $900 million in aggregate principal amount of loans. In June 1998, the Company securitized approximately $496 million of the commercial mortgage loans originated or acquired through a mortgage loan conduit program with Citicorp Real Estate, Inc. ("Citibank"), and through CRIIMI MAE CMBS Corp., issued Commercial Mortgage Loan Trust Certificates, Series 1998-1 ("CMO-IV"). A majority of these mortgage loans were "No Lock" loans. In CMO-IV, CRIIMI MAE sold $397 million face amount of fixed-rate, investment grade CMBS. CRIIMI MAE has call rights on each of the issued securities and therefore has not surrendered control of the bonds, thus requiring the transaction to be accounted for as a financing of the mortgage loans collateralizing the investment grade CMBS sold in the securitization. The Company originally intended to sell all of the investment grade tranches of CMO-IV; however, two investment grade tranches were not sold until 1999.

         On April 5, 1999, the Company finalized an agreement by which Salomon Smith Barney, in cooperation with CRIIMI MAE, agreed to sell the remaining two classes of investment grade CMBS from CMO-IV with a face amount of $45.9 million and an average coupon rate of 6.96% constituting a portion of the collateral security advances under financing agreements with Citicorp. CRIIMI MAE sold these two classes of CMBS in May and October 1999. CRIIMI MAE retains the right to call each CMBS when the principal balance amortizes to 15% of its original face balance. The 15% call option prevents CRIIMI MAE from surrendering control of the assets pursuant to the requirements of FAS 125 and thus the transaction has been accounted for as a financing and not a sale. Gross proceeds from the sale were used to pay off $39.6 million of secured debt and certain costs, and the remainder of approximately $315,000 was remitted to CRIIMI MAE. This resulted in CRIIMI MAE recognizing fixed-rate debt for these bonds in the amount of the gross proceeds received. In addition, CRIIMI MAE received past due CMBS payments on these two classes.

         As of December 31, 1999 and December 31, 1998, the originated loans were secured by properties of the types and at the locations identified below:

Property Type                     1999(1)      1998(1)        Geographic Location(2)            1999(1)    1998(1)
Multifamily.....................     37%           38%        Michigan........................    20%        20%
Hotel...........................     26%           26%        Texas...........................     7%         8%
Retail..........................     20%           20%        Illinois........................     7%         7%
Office..........................     11%           11%        California......................     6%         6%
Other...........................      6%            5%        Maryland........................     6%         6%
                                ---------    ----------       Connecticut.....................     6%         6%
    Total.......................    100%          100%        Florida.........................     5%         5%
                                 =======      ========        Other(3)........................    43%        42%
                                                                                               ------        ---
                                                                 Total........................   100%       100%
                                                                                              =======      =====

(1) Based on a percentage of the total unpaid principal balance of the related loans.

(2)  No significant concentration by region.

(3)  No other individual state makes up more than 5% of the total.

         Descriptions of the originated loans categorized by unpaid principal balances as of December 31, 1999, are as follows:

                                                                                   Weighted           Weighted
                                                                                    Average           Average
                                             Number of            Face             Effective         Remaining
Unpaid Principal Balance (1)                Loans(2)(3)      Value(4)(5)(6)      Interest Rate          Term
---------------------------------------     ------------     ---------------    ----------------    -------------

$ 0 - $4.99 million                                  92        $216,386,540               7.48%      8.6 years
$ 5 - $9.99 million                                  21         154,467,547               7.36%      8.9 years
$10- $14.99 million                                   6          75,822,080               7.15%      8.9 years
$15- $20 million                                      1          17,076,246               7.15%      9.9 years
                                            ------------     ---------------    ----------------    -------------
                                                    120        $463,752,413               7.37%      9.1 years
                                            ============     ===============    ================    =============

(1) The carrying amount of the originated loans of $470,204,780 is comprised of $463,752,413 face amount of loans, plus $6,452,367 of deferred loan costs.

(2) Several loans in CMO-IV are collateralized by multiple properties. The table reflects the actual number of loans.

(3) During the year ended December 31, 1999, there were five prepayments and one partial prepayment in CMO-IV. These prepayments generated net proceeds of approximately $19.6 million and resulted in a net financial statement gain of approximately $403,400, which is included in Gain on Originated Loan Dispositions on the accompanying consolidated statements of income for the year ended December 31, 1999. The partial prepayment represented one property of a multiple property loan and therefore is not reflected as a reduction in the loan count in the table above.

(4) All originated loans are collateralized by first or second liens on multifamily, hotel, retail, office or other commercial properties. Approximately 78% of the unpaid principal balance of the loans in the securitization are "No-Lock" loans.

(5) The fair value of the originated loans at December 31, 1999 was $422,643,902.

(6) Principal and interest on originated loans is payable at level amounts over the term of the loan. Approximately 91% of the unpaid principal balance of the loans in the portfolio have balloon payment structures. Total annual debt service payable to CRIIMI MAE's financing subsidiaries for the originated loans held as of December 31, 1999 is approximately $43.2 million.

         Descriptions of the originated loans categorized by unpaid principal balances as of December 31, 1998, are as follows:

                                                                                   Weighted           Weighted
                                                                                    Average           Average
                                             Number of            Face             Effective         Remaining
Unpaid Principal Balance (1)                 Loans(2)        Value(3)(4)(5)      Interest Rate          Term
---------------------------------------     ------------     ---------------    ----------------    -------------

$ 0 - $4.99 million                                  96       $ 233,603,377               7.45%       9.6 years
$ 5 - $9.99 million                                  22         163,154,496               7.35%       9.9 years
$10- $14.99 million                                   6          77,291,024               7.15%       9.9 years
$15- $20 million                                      1          17,242,738               7.15%      10.9 years
                                            ------------     ---------------    ---------------     -------------
                                                    125        $491,291,635               7.38%       9.8 years
                                            ============     ===============    ================    =============

(1) The carrying amount of the originated loans of $499,076,030 is comprised of $491,291,635 face amount of loans, plus $7,784,395 of deferred loan costs.

(2) Several loans in CMO-IV are collateralized by multiple properties. The table reflects the actual number of loans.

(3) All originated loans are collateralized by first or second liens on multifamily, hotel, retail, office or other commercial properties. Approximately 79% of the unpaid principal balance of the loans originally included in the securitization were No-Lock loans.

(4) The fair value of the originated loans at December 31, 1998 was $480,485,570.

(5) Principal and interest on originated loans is payable at level amounts over the term of the loan. Approximately 92% of the loans in the portfolio have balloon payment structures. Total annual debt service payable to CRIIMI MAE's financing subsidiaries for the originated loans held as of December 31, 1998 is approximately $44.9 million.

         A reconciliation of the carrying amount of CRIIMI MAE's originated loans for the years ended December 31, 1999 and 1998, follows:

                                                          For the year ended December 31,
                                                          1999                      1998
                                                     ----------------       ---------------------

Balance at beginning of year                           $ 499,076,030                  $        -

Addition during the year:

    Originated loans securitized                                   -                 504,357,929


Deductions during the year:

    Principal payments                                   (8,618,218)                 (4,526,939)

    Mortgage dispositions, net of gain                  (19,214,239)                           -

    Amortization of deferred loan costs                  (1,038,793)                   (754,960)
                                                     ----------------       ---------------------
Balance at end of year                                 $ 470,204,780               $ 499,076,030
                                                     ================       =====================


         Although CMO-IV was accounted for as a financing, as described above, economically, the Company currently generates monthly cash flows of approximately $763,000 from the subordinated CMBS tranches created in the transaction. As of December 31, 1999 and 1998, payments of approximately $7.1 million and $2.7 million, respectively, were withheld by certain lenders, with respect to certain tranches of CMO-IV.

         At the time it filed for bankruptcy, the Company had a second mortgage loan conduit program with Citicorp Real Estate, Inc. (the "Citibank Program") and a loan conduit program with Prudential Securities Incorporated and Prudential Securities Credit Corporation (collectively, "Prudential") (the "Prudential Program").

         The Citibank Program provided for CRIIMI MAE to pay to Citibank the face value of the loans originated through the Program, which were funded by Citibank and not otherwise securitized, plus or minus any hedging loss or gain, on December 31, 1998. To secure this obligation, CRIIMI MAE was required to deposit a portion of the principal amount of each originated loan in a reserve account.

         On April 5, 1999, the Bankruptcy Court entered a Stipulation and Consent Order (the "Order"), negotiated by the Company and Citibank. The negotiations were in response to a letter Citibank sent to the Company on October 5, 1998 alleging that the Company was in default under the Citibank Program and that it was terminating the Citibank Program. The Order provided that Citibank would, with CRIIMI MAE's cooperation, sell the loans originated under the Citibank Program provided that the sale results in CRIIMI MAE receiving minimum net proceeds of not less than $3.5 million, after satisfying certain amounts due to Citibank under the Citibank Program from the amount held in the reserve account. The minimum net proceeds provision could be waived by written agreement of the Company, the Unsecured Creditors' Committee and the Equity Committee.

         On August 5, 1999, all but three of the commercial loans originated under the Citibank Program in 1998 were sold for gross proceeds of approximately $308 million. The loans sold had an aggregate unpaid principal balance of $339 million. On September 16, 1999, the remaining three loans were sold for gross proceeds of approximately $27.2 million. The loans sold had an aggregate principal balance of $32.7 million. Prior to the actual sale of these loans, the Company had recorded its unrealized losses based on pricing data received from Citibank. In the case of each sale of the commercial loans, the minimum net proceeds provision was waived by agreement of the Company, the Unsecured Creditors' Committee and the Equity Committee. For GAAP purposes, the Company realized $36.3 million of losses from the third quarter of 1998 through the third quarter of 1999. For income tax purposes, the entire loss of $36.3 million was recorded as a realized loss on the loan sale dates in the third quarter of 1999. See also Note 8 regarding the impact of this transaction on tax basis income.

         Under the Prudential Program, the Company had an option to pay to Prudential the face value of the loan plus or minus any hedging loss or gain, at the earlier of June 30, 1999, or the date by which a stated quantity of loans for securitization had been made. Under the Prudential Program, the Company was required to fund a reserve account of approximately $2 million for the sole loan originated under this Program. Since CRIIMI MAE was unable to exercise its option under the Prudential Program, the Company forfeited the amount of the reserve account. CRIIMI MAE intends to sell the loan originated under the Prudential Program. There can be no assurance that an agreement will be reached with Prudential or, if an agreement is reached, that such agreement would be approved by the Bankruptcy Court.

7.       INSURED MORTGAGE SECURITIES

         CRIIMI MAE's consolidated portfolio of mortgage securities is comprised of FHA-Insured Certificates and GNMA Mortgage-Backed Securities. Additionally, mortgage securities include Freddie Mac participation certificates which are collateralized by GNMA Mortgage-Backed Securities, as discussed below. As of December 31, 1999, approximately 15% of CRIIMI MAE's investment in mortgage securities were FHA-Insured Certificates and 85% were GNMA Mortgage-Backed Securities (including certificates which collateralize Freddie Mac participation certificates). FHA-Insured Certificates and GNMA Mortgage-Backed Securities are collectively referred to herein as "mortgage securities."


         CRIIMI MAE owns the following mortgage securities directly or indirectly through its wholly owned subsidiaries:


                                                                          AS OF DECEMBER 31, 1999

                                                                                            Weighted
                                             Number of                                      Average
                                              Mortgage                                     Effective     Weighted Average
                                             Securities   Fair Value (1)  Amortized Cost  Interest Rate   Remaining Term
                                           ---------------------------- ---------------- -------------------------------
CRIIMI MAE                                      1         $  5,268,982     $  5,429,746      8.00%         35 years
CRIIMI MAE Financial Corporation (2)           36          123,757,775      126,621,745      8.40%         29 years
CRIIMI MAE Financial Corporation II (2)        49          204,437,012      212,474,158      7.24%         27 years
CRIIMI MAE Financial Corporation III (2)       23           61,393,470       62,943,459      7.84%         29 years
                                           -----------  --------------- ---------------- -------------- ----------------
                                              109         $394,857,239    $ 407,469,108      7.68% (3)     28 years (3)
                                           ===========  =============== ================ ============== ================

                                                                         AS OF DECEMBER 31, 1998


                                                                                            Weighted
                                             Number of                                      Average
                                              Mortgage                                     Effective     Weighted Average
                                             Securities   Fair Value (1)  Amortized Cost  Interest Rate   Remaining Term
                                           -----------  --------------- ---------------- -------------- ----------------
CRIIMI MAE                                      1          $  5,511,707    $   5,455,114      8.00%         36 years
CRIIMI MAE Financial Corporation               40           161,382,142      158,832,182      8.26%         30 years
CRIIMI MAE Financial Corporation II            55           232,560,966      231,973,794      7.18%         28 years
CRIIMI MAE Financial Corporation III           27            88,640,406       87,376,578      8.00%         30 years
                                           -----------  --------------- ---------------- -------------- ----------------
                                              123        $  488,095,221     $483,637,668      7.69% (3)     29 years (3)
                                           ===========  =============== ================ ============== ================

--------------------------------------
(1) The fair value of the mortgage securities is based on quoted market prices. As of December 31, 1999 and 1998, all mortgage securities are classified as Available for Sale and carried at fair value on the balance sheet.

(2) During the year ended December 31, 1999, there were 14 prepayments of mortgage securities held by CRIIMI MAE's financing subsidiaries. These prepayments generated net proceeds of approximately $74.0 million and resulted in net financial statement gains of approximately $2.1 million, which are included in gains on mortgage securities dispositions on the accompanying consolidated statement of income for the year ended December 31, 1999.

(3) Weighted averages were computed using total face value of the mortgage securities.

         As a result of the CBO-2 transaction (see Note 5), the Company, in accordance with GAAP, no longer classifies its mortgage securities as Held to Maturity. The Company's mortgage securities are now classified as Available for Sale. As a result, the Company now carries its mortgage securities at fair value. The difference between the amortized cost and the fair value of mortgage assets recorded at fair value represents the net unrealized gains or losses on those mortgage securities, which is reported as a separate component of shareholders' equity as of December 31, 1999 and 1998.

         Descriptions of the mortgage securities owned, directly or indirectly by CRIIMI MAE, which exceed 3% of the total carrying value of the consolidated mortgage securities as of December 31, 1999, summarized information regarding other mortgage securities and mortgage securities income earned in 1999, 1998 and 1997, including interest earned on the disposed mortgage securities, are as follows:

                                 Mortgage Securities as of December 31, 1999                          Mortgage Income Earned
                                 --------------------------------------------------------------  ---------------------------------
                                                                          Effective  Final
                                   Face Value   Fair Value      Amortized Interest  Maturity
                                      (1)         (3)(5)       Cost (1)(4)  Rate    Date Range    1999        1998        1997
                                 ------------- ------------- -------------------------------------------- ----------- -----------
CRIIMI MAE

GNMA MORTGAGE-BACKED SECURITIES
Other (1 mortgage security)       $  5,429,746  $  5,268,982    $ 5,429,746  8.00%   02/2035    $ 435,493  $  577,393   $ 589,078
                                 ------------- ------------- --------------                   ----------- ----------- -----------
CRIIMI MAE FINANCIAL CORPORATION

FHA-INSURED CERTIFICATES
                                                                             7.35%-  02/2019-
Other (24 mortgage securities)      62,472,559    61,419,696     62,495,543 11.00%   04/2034    5,667,594   7,755,402   7,811,938

GNMA MORTGAGE-BACKED SECURITIES
Bellhaven Nursing Center            14,033,383    13,829,669     14,033,383  8.63%   12/2031    1,178,951   1,185,310   1,191,145
                                                                             7.93%-  11/2017-
Other (14 mortgage securities)      49,745,795    48,508,410     50,092,819  8.78%   06/2034    3,984,758   4,418,677   4,456,035
                                 ------------- ------------- --------------                   ----------- ----------- -----------
                                   126,251,737   123,757,775    126,621,745                    10,831,303  13,359,389  13,459,118
                                 ------------- ------------- --------------                   ----------- ----------- -----------

CRIIMI MAE FINANCIAL CORPORATION II

GNMA MORTGAGE-BACKED SECURITIES

Oakwood Garden Apartments           12,882,258    12,511,025     13,143,103  7.51%   10/2023      930,496     943,526     955,617
San Jose South                      28,004,906    27,197,877     28,226,846  7.66%   10/2023    2,037,043   2,064,876   2,090,665
Somerset Park                       28,805,689    27,964,507     29,311,240  7.41%   07/2028    2,110,507   2,130,465   2,149,005
Yorkshire Apartments                14,622,267    14,193,080     14,689,190  7.21%   07/2031    1,026,277   1,033,985   1,041,158
                                                                             7.14%-  05/2021-
Other (45 mortgage securities)     126,239,682   122,570,522    127,103,779  8.02%   04/2035    9,251,288  10,590,552  10,693,819
                                  ------------ ------------- --------------                   ----------- ----------- -----------
                                   210,554,802   204,437,011    212,474,158                    15,355,611  16,763,404  16,930,264
                                  ------------ ------------- --------------                   ----------- ----------- -----------


CRIIMI MAE FINANCIAL CORPORATION III

GNMA MORTGAGE-BACKED SECURITIES
                                                                             7.11%   08/2015-
Other (23 mortgage securities)      62,806,388    61,393,471     62,943,459 10.94%   02/2035    4,962,823   7,024,665   7,075,555
                                 ------------- ------------- --------------                   ----------- ----------- -----------

Total Mortgage Securities         $405,042,673  $394,857,239  $ 407,469,108                   $31,585,230 $37,724,851 $38,054,015
                                 ============= ============= ==============                   =========== =========== ===========

                                                                             7.05%-
Mortgage Security Dispositions                                              10.49%              1,819,941   5,337,892  11,371,386
                                                                                              ----------- ----------- -----------

Mortgage Securities                                                                           $33,405,171 $43,062,743 $49,425,401
                                                                                              =========== =========== ===========

Investment in Limited Partnerships                                                            $     -     $     -     $  42,976
                                                                                              =========== =========== ===========


(1) Principal and interest on mortgage securities is payable at level amounts over the life of the mortgage asset. Total annual debt service payable to CRIIMI MAE and its financing subsidiaries for the mortgage securities held as of December 31, 1999 is approximately $36 million.

(2) The fair value of the mortgage securities is based on quoted market prices.

(3) Reconciliations of the carrying amount of CRIIMI MAE's mortgage securities for the years ended December 31, 1999 and 1998 follow:

                                                                        For the year ended December 31,
                                                                          1999                  1998
                                                                     ----------------      ----------------

Balance at beginning of year                                           $ 488,095,221          $605,113,741

Addition during the year:
    Amortization of discount                                                  19,226                28,082
    Adjustment to net unrealized gains on mortgage securities                      -             4,016,052

Deductions during the year:
    Principal payments                                                   (4,219,336)           (4,743,972)
    Mortgage dispositions                                               (71,875,703)         (116,218,027)
    Adjustment to net unrealized (losses) on mortgage securities        (17,069,422)                     -
    Accretion of premium                                                    (92,747)             (100,655)
                                                                     ----------------      ----------------

Balance at end of year                                                 $ 394,857,239         $ 488,095,221
                                                                     ================      ================



(4) All mortgages are collateralized by first or second liens on residential apartment, retirement home, nursing home or townhouse complexes which have diverse geographic locations and are FHA-Insured Certificates or GNMA Mortgage-Backed Securities. Payment of the principal and interest on FHA-Insured Certificates is insured by HUD pursuant to Title 2 of the National Housing Act. Payment of the principal and interest on GNMA Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act. The investment in limited partnerships is not federally insured or guaranteed.

(5)  None of these mortgage securities are delinquent as of December 31, 1999.

8.       RECONCILIATION OF FINANCIAL STATEMENT NET (LOSS) INCOME TO TAX BASIS
         INCOME

         Reconciliations of the financial statement net (loss) income to the tax basis income for the years ended December 31, 1999, 1998 and 1997, are as follows:

                                                                                   For the years ended December 31,
                                                                             1999                1998                1997
                                                                       -----------------   -----------------   -----------------

Consolidated financial statement net (loss) income                      $ (126,528,813)       $  42,368,593      $   54,187,616
Reamortization of Subordinated CMBS                                          56,126,645          41,291,138           6,496,641
Interest expense adjustments for collateralized bond obligations           (35,429,224)        (22,748,840)                   -
Equity in earnings from investments                                           2,820,657           5,413,761             492,355
Net gains on mortgage dispositions                                              458,345             549,180             165,284
Gain on originated loan dispositions                                            286,234                   -                   -
Amortization and other interest expense adjustments                            (67,320)         (2,842,613)         (1,537,367)
Amortization of assets acquired in the Merger                                 2,877,576           2,877,576           2,877,564
Losses on warehouse purchase obligations                                   (28,328,173)          30,378,173                   -
Loss on impairment of Subordinated CMBS                                     156,896,831                   -                   -
Reorganization costs                                                          9,052,925           5,268,080                   -
Loss on property foreclosure                                                  (620,926)                   -                   -
Gain on sale of collateralized bond obligation                                        -        (28,800,408)                   -
Adjustment due to accounting for subsidiary as a pooling for
   financial statement purposes and a purchase for tax purposes                       -                   -         (2,132,613)
Other                                                                                 -            (52,902)             (7,947)
                                                                       -----------------   -----------------   -----------------

Tax basis income                                                             37,544,757          73,701,738          60,541,533


Dividends paid or accrued on preferred shares                               (5,840,152)         (6,997,859)         (6,472,540)
                                                                       -----------------   -----------------   -----------------

Tax basis income available to common shareholders                         $  31,704,605       $  66,703,879       $  54,068,993
                                                                       =================   =================   =================

Tax basis income per share:

  Income before gains from CRI Liquidating                                  $      0.57        $       1.38        $       1.24
  Capital gain from CRI Liquidating                                                   -                   -                0.21
                                                                       -----------------   -----------------   -----------------

  Total tax basis income per share                                          $      0.57        $       1.38        $       1.45
                                                                       =================   =================   =================

Tax basis shares outstanding                                                 55,166,675          48,502,522          37,334,034
                                                                       =================   =================   =================


         Differences between financial statement net (loss) income and the tax basis income available to common shareholders principally relate to differences in the methods of accounting for the sale of securities and trustee servicing rights in conjunction with the CBO-2 transaction, Subordinated CMBS (see also
Note 5), the impairment on CMBS (see Note 5), unrealized losses on warehouse purchase obligations, a portion of reorganization costs not deductible for tax purposes, amortization of certain deferred costs, merger of the CRI Mortgage Businesses, and prior to 1998, the merger of the CRIIMI funds.

         The entire CBO-2 transaction was accounted for as a financing for tax purposes. As such, the Company recognized income for tax purposes from the entire group of mortgage securitization pools (35 total) with an aggregate face amount of $2.8 billion and purchase price of $2.0 billion and received a deduction for the interest expense on the outstanding debt.

         As a result of the foregoing, the nature of the dividends for income tax purposes on a per share basis is as follows:

                                                  1999 (1)(2)    1998 (1)        1997 (1)
                                                -------------- ------------     -----------

              Ordinary income                       $     -       $    1.39       $    1.21

              Long-term capital gains                     -            0.08            0.21
                                                ------------    ------------    ------------

                                                    $     -       $    1.47       $    1.42
                                                ============    ============    ============


(1) Dividends related to 1999 taxable income were not paid in 1999, therefore no excess inclusion was reported in 1999. In 1998 and 1997, CRIIMI MAE generated $0.1456 and $0.0977, respectively, per common share of excess inclusion income from CBO-1 and for 1998 from CBO-2. The excess inclusion income is taxable at the shareholder level, as CRIIMI MAE intends to distribute substantially all of its taxable income. Excess inclusion income cannot be offset by a net operating loss and is considered unrelated taxable business income under Section 511.

(2) Due to the Chapter 11 filing, dividends have not been declared or paid related to 1999.


9.       OBLIGATIONS UNDER FINANCING FACILITIES

         DEFAULT DECLARATIONS

         As a result of the bankruptcy petition filed on October 5, 1998, certain lenders have declared defaults or otherwise taken action against the Company with respect to a number of CRIIMI MAE's financing facilities. See Note 17 for a discussion of material litigation between the Company and various creditors and agreements the Company has reached with certain of these creditors.

The following table summarizes CRIIMI MAE's debt outstanding as of December 31, 1999 and 1998:

                                                               Year ended December 31, 1999
                                     -------------------------------------------------------------------------
                                                         Effective                      Average     Stated
                                                          Rate at                      Effective   Maturity
                                      Ending Balance     Year End   Average Balance     Rate      Date (7)
                                     -----------------  ----------  ----------------  ----------  ------------
Securitized mortgage obligations:

    Subordinated CMBS (1)              $  278,165,968        8.9%     $ 217,285,484        8.9%      Nov 2006-
                                                                                                     Nov 2011
    Freddie Mac funding note (2)          201,784,575        7.4%       211,889,272        7.4%     Sept 2031
    Fannie Mae funding note (3)            60,853,118        7.4%        66,918,215        7.4%    March 2035
    CMO (4)                               116,073,909        7.4%       129,616,228        7.4%      Jan 2033
    CMO-loan originations (5)             399,768,513        6.6%       388,431,011        6.5%      Oct 2001-
                                                                                                     May 2008

Variable-rate secured borrowings -
    Subordinated CMBS                     732,904,775        7.7%       794,212,980        6.2%      Various
Bank term loans (6)                         3,050,000        7.8%         3,050,000        7.1%      Dec 1998
Working capital line of credit             40,000,000        8.2%        40,000,000        7.0%      Dec 1998
Bridge loan                                49,749,522        8.7%        49,749,522        7.5%      Feb 1999
Senior unsecured notes                    100,000,000        9.1%       100,000,000        9.1%      Dec 2002
                                     -----------------
       Total                          $ 1,982,350,380
                                     =================

                                                   Year ended December 31, 1998
                                    ------------------------------------------------------------
                                                         Effective                    Average
                                                          Rate at      Average        Effective
                                      Ending Balance     Year End      Balance          Rate
                                    -----------------   ----------  ---------------   ----------
Securitized mortgage obligations:

    Subordinated CMBS (1)              $ 117,831,435         7.7%    $ 122,861,289         7.6%

    Freddie Mac funding note (2)         220,822,380         7.4%      229,137,117         7.4%

    Fannie Mae funding note (3)           84,750,764         7.3%      119,316,182         7.3%

    CMO (4)                              150,528,576         7.4%      166,408,357         7.4%

    CMO-loan originations (5)            386,752,951         6.5%      222,114,163         6.5%


Variable-rate secured borrowings-
    Subordinated CMBS                    932,236,674         7.2%      802,562,377         6.8%

Bank term loans (6)                        3,050,000         1.8%        3,000,238         3.9%

Working capital line of credit            40,000,000         7.2%       21,918,727         7.3%

Bridge loan                               49,749,522         7.8%       19,765,489         7.7%

Senior unsecured notes                   100,000,000         9.1%       99,902,312         9.1%
                                    -----------------

       Total                          $ 2,085,722,302
                                    =================


(1) As of December 31, 1999 and 1998, the face amount of the debt was $328,446,000 and $122,612,000 with an unamortized discount of $50,280,032 and $4,780,565, respectively. During the year ended December 31, 1999 and 1998, discount amortization of $2,986,001 and $156,823 respectively, was recorded as interest expense.

(2) As of December 31, 1999 and 1998, the face amount of the note was $209,506,965 and $229,005,558, respectively, with unamortized discount of $7,722,390 and $8,183,178, respectively. During the year ended December 31, 1999 and 1998, discount amortization of $460,788 and $473,122, respectively, was recorded as interest expense.

(3) As of December 31, 1999 and 1998, the face amount of the note was $62,359,630 and $86,620,792, respectively, with unamortized discount of $1,506,512 and $1,870,028, respectively. During the year ended December 31, 1999 and 1998, discount amortization of $363,516 and $530,222, respectively, was recorded as interest expense.

(4) As of December 31, 1999 and 1998, the face amount of the note was $119,563,094 and $154,840,829, respectively, with unamortized discount of $3,489,185 and $4,312,253, respectively. During the year ended December 31, 1999 and 1998, discount amortization of $823,068 and $474,210, respectively, was recorded as interest expense.

(5) As of December 31, 1999 and 1998, the face amount of the debt was $411,110,641 and $392,752,908 with unamortized discount of $11,342,128 and
     $5,999,957, respectively. During the year ended December 31, 1999 discount amortization of $1,404,887 and $591,817, respectively, was recorded as interest expense.

(6) The effective interest rate as of December 31, 1999 and 1998 includes the impact of a rate reduction agreement which was in place from July 1995 through December 31, 1999, providing for a reduction in the rate on a portion of the loans based on balances maintained at the bank.

(7) Stated maturities per respective loan agreements. The maturities of CRIIMI MAE's debt are as follows:


           2000                       $    940,636,013
           2001                             14,179,989
           2002                             15,290,919
           2003                             17,692,401
           2004                             20,920,298
           2005 - 2035                   1,047,971,008
                                    -----------------------
                                      $  2,056,690,628 (a)
                                    =======================


(a) Assumes all non-securitized mortgage obligations mature in 2000 due to Chapter 11 proceedings and contemplated Plan. Payments of principal on the securitized mortgage obligations are required to the extent mortgage principal is received on the related collateral. The projected principal paydown on the securitized mortgage obligations is based upon the stated terms of the underlying mortgages. These amounts do not include the associated unamortized discount.

         COLLATERALIZED BOND OBLIGATIONS - CMBS

         In May 1998, CRIIMI MAE, through its wholly owned subsidiary, CRIIMI MAE CMBS Corp., issued an aggregate of $468 million of longer-term, fixed-rate investment grade debt securities to reduce an equivalent amount of short-term, variable-rate secured borrowings used to initially fund CMBS acquisitions. Of the $468 million in investment grade securities, $345 million were non-callable securities and $123 million were callable securities.

         On March 5, 1999, $205.8 million face amount of callable CBO-2 BBB Bonds with a coupon rate of 7% were sold. Of the $159 million of net sale proceeds, $141.2 million was used to repay variable-rate secured borrowings under the agreement with Morgan Stanley and $17.8 million was remitted to CRIIMI MAE.

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

         As a result of the May 1998 transaction, control was retained over $123 million of the securities because CRIIMI MAE has the right to call the securities. The $345 million of non-callable investment grade securities were treated as a sale, the corresponding assets and debt were de-recognized from the balance sheet and a gain of $28.8 million was recognized through earnings. The $123 million of callable investment grade securities and the corresponding amount of debt are recorded on the balance sheet. The March 5, 1999 transaction was accounted for as a financing by the Company rather than a sale. This resulted in CRIIMI MAE recognizing a fixed-rate liability for these bonds in the amount of the gross proceeds.

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

         The refinancings were completed through three separate transactions. GNMA Mortgage-Backed Securities with a fair value of approximately $233 million as of December 31, 1998, were pledged as security for a funding note payable to Freddie Mac (the "Freddie Mac Funding Note"). The Collateralized Mortgage Obligations (CMOs) were collateralized by FHA-Insured Certificates and GNMA Mortgage-Backed Securities with a fair value of approximately $161 million as of December 31, 1998. GNMA Mortgage-Backed Securities with a fair value of approximately $89 million as of December 31, 1998, were pledged as security for a funding note payable to Fannie Mae (the "Fannie Mae Funding Note").

         Each of the above-mentioned transactions has been accounted for as a financing in accordance with FASB Technical Bulletin 85-2. The discount on the CMOs and the Funding Notes is being amortized on a level yield basis.

COLLATERALIZED MORTGAGE OBLIGATIONS - ORIGINATED LOANS

         In the June 1998 CMO-IV transaction, $496 million of originated or acquired commercial mortgage loans were securitized, and CRIIMI MAE sold $397 million face amount of fixed-rate investment grade debt securities. CRIIMI MAE retained call options on all of the securities such that control was not relinquished. Therefore, the mortgage loans remain on CRIIMI MAE's balance sheet as assets for accounting purposes (along with these collateralized mortgage obligations) for all securities sold by CRIIMI MAE.

         The securities were issued at a discount of approximately $6.6 million. Such discount, as well as approximately $6.7 million of deferred costs and securitization transaction costs, are amortized on a level yield basis over the expected life of the related security. The securities not sold to third parties were partially financed with secured borrowings. The lending agreements are secured by certain of the CMO-IV securities with an aggregate fair value of approximately $42.8 million and $92.9 million as of December 31, 1999 and 1998, respectively.

         On April 5, 1999, the Company finalized an agreement by which Salomon Smith Barney, in cooperation with CRIIMI MAE, agreed to sell the remaining two classes of investment grade CMBS from CMO-IV with a face amount of $45.9 million and an average coupon rate of 6.96% constituting a portion of the collateral security advances under financing agreements with Citicorp. CRIIMI MAE sold these two classes of CMBS in May and October 1999. CRIIMI MAE retains the right to call each CMBS when the principal balance amortizes to 15% of its original face balance. The 15% call option prevents CRIIMI MAE from surrendering control of the assets pursuant to the requirements of FAS 125 and thus the transaction has been accounted for as a financing and not a sale. Gross proceeds from the sale were used to pay off $39.6 million of secured debt and certain costs, and the remainder of approximately $315,000 was remitted to CRIIMI MAE. This resulted in CRIIMI MAE recognizing fixed-rate debt for these bonds in the amount of the gross proceeds received.

VARIABLE-RATE SECURED BORROWINGS-CMBS

         As previously discussed, when CRIIMI MAE purchased Subordinated CMBS, it initially financed (generally through short-term, variable-rate secured borrowings) a portion of the purchase price of the Subordinated CMBS. These secured borrowings were either provided by the issuer of the CMBS pool or through master secured borrowing agreements, as discussed below. As of December 31, 1999, the secured borrowings on Subordinated CMBS have interest rates that are generally based on the one-month London Interbank Offered Rate (LIBOR), plus a spread ranging from 0.5% to 1.5%. Due to the Chapter 11 filing and the automatic stay provisions granted under the Bankruptcy Code, the actual maturity date is undeterminable for facilities that expired in 1999.

         As discussed above, on March 5, 1999, the CBO-2 BBB Bonds were sold in a transaction that was accounted for as a financing rather than a sale. Of the $159.0 million of net sale proceeds, $141.2 million was used to repay variable-rate secured borrowings.

         As previously discussed, in May and October 1999, a portion of the CMO-IV CMBS was sold in a transaction that was accounted for as a financing rather than a sale. Of the $39.9 million of net sale proceeds, $39.6 million was used to repay variable-rate secured borrowings.

         As discussed in Note 5, the Wells Fargo Bonds were sold in February 2000. Of the $45.9 million in net sale proceeds, $37.5 million was used to repay variable-rate secured borrowings.

         The secured borrowing agreements are secured by certain rated CMBS security tranches with an aggregate fair value of approximately $784 million as of December 31, 1999 and $1.1 billion as of December 31, 1998. CRIIMI MAE's short-term, variable-rate financing facilities require that the value of the collateral securing the facilities meet a maximum loan-to-value ratio. If the value of the collateral is perceived such that the maximum loan-to-value ratio is exceeded, then the lender may require the Company to post cash or additional collateral with sufficient value to cure the perceived value deficiency. At December 31, 1999, CRIIMI MAE had secured borrowing agreements with German American Capital Corporation, Lehman ALI, Inc. First Union National Bank of North Carolina, Morgan Stanley, Merrill Lynch and Citicorp Securities, Inc. ("Citicorp"). These secured borrowing agreements qualify as financings under FAS 125 because CRIIMI MAE is required to purchase the same securities collateralizing the borrowing before their maturity. Citicorp has taken the position that CMBS that were pledged to them by the Company were instead sold to them by the Company because the transactions between the parties were documented using Bond Market Association Master Repurchase Agreement forms. The Company disputes the position of Citicorp and has filed a complaint contesting their claims of ownership. If, however, Citicorp prevails, the portfolio value of the Company's owned securities would decrease by the amount of bonds that are deemed to have been sold to Citicorp and the corresponding obligations would also decrease. See Note 17.

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

         The Indenture contains certain covenants which, among other things, restricts the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into transactions with affiliates or related persons, or consolidate, merge or sell all or substantially all of their assets. These covenants are subject to exceptions and qualifications.

         Under the terms of the Indenture, the Company can not incur additional indebtedness (except for Permitted Debt, which included secured borrowings, working capital lines of credit, borrowings under facilities in place as of November 21, 1997), unless at the time of such incurrence either (a) the ratio of Adjusted Earnings Available for Fixed Charges to Adjusted Fixed Charges giving proforma effect for the new borrowings is greater than 1.75 to 1.0 or (b) the Adjusted Debt to Capital Ratio on a proforma basis after giving effect to the incurrence of the new debt is less than 2.0 to 1.0.

BANK TERM LOANS

         In connection with the Merger, CM Management assumed certain debt of certain mortgage businesses affiliated with C.R.I., Inc. in the principal amount of $9.1 million (the "Bank Term Loan"). The Bank Term Loan is secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and is guaranteed by CRIIMI MAE. The loan requires quarterly principal payments of $650,000 and matured on December 31, 1998. The amount outstanding as of December 31, 1999 and 1998 was $1.3 million. Interest on the loan is based on CRIIMI MAE's choice of one, two or three-month LIBOR, plus a spread of 1.25%.

         In addition, a wholly owned subsidiary has a loan secured by the Real Estate Owned Property and guaranteed by CRIIMI MAE. The loan requires monthly interest payments and a balloon principal payment at maturity. The loan was made January 22, 1998 and matured on August 1, 1999. The Company received a default notice on August 3, 1999 from Citicorp. The amount outstanding as of December 31, 1999 and 1998 was $1.75 million. Interest on the loan is based on LIBOR, plus a spread of 1.5%. Currently, negotiations to sell the property to a third party are taking place. Amounts received by any such sale would be used to pay off the outstanding loan balance and the remaining proceeds are expected to be retained by the Company.

WORKING CAPITAL LINE OF CREDIT

         In 1996, CRIIMI MAE entered into an unsecured working capital line of credit provided by two lenders which provided for up to $40 million in borrowings. The credit facility matured on December 31, 1998. Outstanding borrowings under this line of credit are based on interest at one-month LIBOR, plus a spread of 1.75%. As of December 31, 1999 and 1998, $40 million in borrowings were outstanding under this facility.

BRIDGE LOAN

         In August 1998, CRIIMI MAE entered into a bridge loan for $50 million provided by a lender. The total unpaid principal balance and accrued interest was due in February 1999. Outstanding borrowings under this facility are based on interest at one-month LIBOR, plus a spread of 2.25%. As of December 31, 1999 and 1998, approximately $50 million in borrowings was outstanding under this loan.

OTHER DEBT RELATED INFORMATION

         Changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 58% of CRIIMI MAE's consolidated debt as of December 31, 1999. Fluctuations in interest rates will continue to impact the value of that portion of CRIIMI MAE's mortgage assets which are not match-funded and could impact potential returns to shareholders through increased cost of funds on the variable-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining variable-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any variable-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. Furthermore, CRIIMI MAE has interest rate risk to the extent that the LIBOR interest rate increases between the current rate and the cap rate. However, CRIIMI MAE's investment policy requires that at least 75% of variable-rate debt be hedged. As of December 31, 1999 and 1998, 94% and 79%, respectively, of CRIIMI MAE's variable-rate debt is hedged.

         For the year ended December 31, 1999, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts and deferred financing fees of approximately $8.7 million, was approximately 7.64%. As of December 31, 1999, CRIIMI MAE's debt-to-equity ratio was approximately 9 to 1 and CRIIMI MAE's non-match-funded debt-to-equity ratio was approximately 4 to 1. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0, among other requirements.

         See Note 1 "Organization-The Plan of Reorganization" for a discussion of the New Debt contemplated by the Company's Plan.

10.      INTEREST RATE PROTECTION AGREEMENTS

         CRIIMI MAE has entered into interest rate protection agreements to partially limit the adverse effects of rising interest rates on its variable-rate borrowings. Interest rate caps ("caps"), as shown below, provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. All of the caps currently qualify for hedge accounting treatment. Therefore the related cost, as well as gains or losses on terminated positions, have been deferred and recognized into income over the life of the related debt. However, with the sale of certain CMBS under the Plan, the Company's interest rate caps may no longer qualify for hedge accounting. The portion of such caps will be marked-to-market with the adjustment flowing through earnings. At December 31, 1999, the caps have a fair market value of $1.5 million and a book basis of $1.1 million. At December 31, 1999, CRIIMI MAE held caps with a notional amount of $775 million and the caps are used to hedge $775 million of the Company's variable-rate debt.

Notional Amount           Effective Date        Maturity Date (2)       Cap (2)      Index (3)
--------------------    -------------------    --------------------    ---------    ------------

     100,000,000             April 8, 1997          April 10, 2000      6.6875%     1M LIBOR
     100,000,000        September 22, 1997      September 22, 2000      6.6563%     1M LIBOR
     100,000,000          December 7, 1997        November 7, 2000      6.6563%     1M LIBOR
      50,000,000         December 23, 1997       December 23, 2000      6.9688%     1M LIBOR
     100,000,000            March 11, 1998          March 12, 2001      6.6875%     1M LIBOR
     100,000,000            April 30, 1998          March 30, 2001      6.6875%     1M LIBOR
     100,000,000              June 4, 1998            June 4, 2001      6.6563%     1M LIBOR
     100,000,000             June 26, 1998           June 26, 2001      6.6563%     1M LIBOR
      25,000,000         September 6, 1998          August 6, 2001      6.6523%     1M LIBOR
--------------------

    $775,000,000 (1)
====================


(1) CRIIMI MAE's designated interest rate protection agreements hedge CRIIMI MAE's variable-rate borrowing costs.

(2) The weighted average strike price is approximately 6.7% and the weighted average remaining term for these interest rate cap agreements is approximately one year.

(3)  The one-month LIBOR rate was 5.8225% at December 31, 1999.

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

11.      COMMON STOCK

         CRIIMI MAE had 59,954,604 and 52,898,100, common shares issued and outstanding as of December 31, 1999 and 1998, respectively. The following material transactions occurred during the year.

          - In September 1999, the Company declared a dividend to common shareholders payable in shares of a new series of preferred stock designated as Series F Redeemable Cumulative Dividend Preferred Stock with a face value of $10 per share. The Series F Preferred Stock was convertible into shares of common stock during two, 10-business day windows. During the first conversion period (November 15 through November 30, 1999), 756,453 shares of Series F Preferred Stock were converted, resulting in the issuance of 6,401,443 shares of common stock. During the second and final conversion period for the Series F Preferred Stock (January 21 through February 3, 2000), 263,788 additional shares were converted, resulting in the issuance of 2,396,566 shares of common stock. See Note 12 for further discussion.

STOCK PURCHASE PLAN

         In December 1997, CRIIMI MAE registered with the Securities and Exchange Commission up to 3 million shares of CRIIMI MAE common stock ("Common Shares") in connection with a new Dividend Reinvestment and Stock Purchase Plan (the "Stock Plan"). Subsequently, in May 1998, the shareholders approved the issuance of up to 4.7 million common shares in connection with the Stock Plan. In October 1998, due to the Chapter 11 filing, the Company suspended the initial cash investment and optional cash payment portion of the Stock Plan until further notice. Subject to the suspension referenced above, the Stock Plan allows investors the opportunity to purchase additional CRIIMI MAE Common Shares through the reinvestment of CRIIMI MAE's dividends, optional cash payments and initial cash investments. Subject to the suspension referenced above, participants in the Stock Plan and interested investors can:

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

         To fulfill Stock Plan requirements, Common Shares were, at CRIIMI MAE's option, purchased in the open market or in privately negotiated transactions or from the Company. The price to participants of Common Shares purchased with reinvested dividends or with optional cash payments that do not exceed $10,000 reflected a discount, initially, of 2% from the market price. Common shares purchased with optional cash payments exceeding $10,000 (as approved by the Company) would have reflected a discount ranging from 0% to 5%. No discount was offered on Common Shares purchased under the Stock Plan with initial cash investments. All costs of administering the Stock Plan were paid by CRIIMI MAE. There were no brokerage fees, commissions or service charges associated with the purchase of Common Shares through the Stock Plan.

DIVIDENDS

            The Company paid the following common share dividends:

                                 1999 Dividends  1998 Dividends     1997 Dividends
Quarter Ended                     per Share (1)     per Share          per Share
-----------------                --------------  --------------     --------------
March 31                              $  --            $0.37               $0.35
June 30                                  --             0.40                0.35
September 30                             --             0.40                0.35
December 31                              --             0.30 (2)            0.37
                                      -----            -----               -----
                                      $  --            $1.47               $1.42
                                      =====            =====               =====

---------------
(1) During the pendency of the bankruptcy proceedings, the Company is prohibited from paying cash dividends without first obtaining Bankruptcy Court approval. (See Note 1-Effect of Chapter 11 Filing on REIT Status and other Tax Matters). The Plan provides that no cash dividends, other than a maximum of $4.1 million to preferred shareholders, shall be paid to existing shareholders. See BUSINESS - The Plan of Reorganization for further discussion.

(2) On September 14, 1999, the Board of Directors (the "Board") of CRIIMI MAE declared a dividend on its common stock, par value $0.01 per share, for the purpose of distributing approximately $15.7 million in undistributed 1998 taxable income. The dividend was payable to shareholders of record on October 20, 1999, provided that shareholders maintained ownership of their common stock through the payment date, November 5, 1999. The dividend was paid in shares of a new series of preferred stock of the Company with a face value of $10.00 per share, designated as Series F Redeemable Cumulative Dividend Preferred Stock. See Note 12 for further discussion.

TREASURY SHARES

            In March 1998, approximately 540,000 treasury shares were retired.

12.         PREFERRED STOCK

            CRIIMI MAE's charter authorizes the issuance of up to 25,000,000 shares of preferred stock, of which 3,000,000 shares have been designated as Series B Cumulative Convertible Preferred Stock, 300,000 shares have been designated as Series C Cumulative Convertible Preferred Stock, 300,000 shares have been designated as Series D Cumulative Convertible Preferred Stock and 1,610,000 shares have been designated as Series F Redeemable Cumulative Dividend Preferred Stock as of December 31, 1999.

SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

            In August 1996, CRIIMI MAE completed a public offering of 2,415,000 shares of Series B Cumulative Convertible Preferred Stock, with a par value of $0.01 per share (the "Series B Preferred Stock"), at an aggregate offering price of $60,375,000. The Series B Preferred Stock pays a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $0.30, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 2.2844 times one plus a conversion premium of 3%, subject to adjustment upon the occurrence of certain events. The Series B Preferred Stock is (i) convertible at the option of the holders and (ii) subject to redemption at CRIIMI MAE's sole discretion after the tenth anniversary of issuance. Each share of Series B Preferred Stock was convertible into 2.2844 shares of common stock, subject to adjustment upon the occurrence of certain events. Due to certain adjustment provisions in the Series B Preferred Stock Articles Supplementary, the payment of the Series F Redeemable Cumulative Dividend Preferred Stock dividend resulted in an adjustment to the conversion price such that one share of Series B Preferred Stock is now convertible into 2.6379 shares of common stock. The liquidation preference and the redemption price on the Series B Preferred Stock equals $25 per share, together with accrued but unpaid dividends. There were 1,593,982 shares of Series B Preferred Stock outstanding as of December 31, 1999. Dividends accrued on Series B

Preferred Stock totaled $5,419,539 as of December 31, 1999 (of which, $4,335,631 was accrued during 1999 and $1,083,908 was accrued for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing).

SERIES C CUMULATIVE CONVERTIBLE PREFERRED STOCK

            In March 1997, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company had the right to sell, and such investor was obligated to purchase, up to 300,000 shares of Series C Cumulative Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), through June 1998 at a price of $100 per share. The Series C Preferred Stock paid a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such quarterly dividend payment. The Series C Preferred Stock was convertible into shares of common stock at the option of the holders and were subject to redemption by CRIIMI MAE. The outstanding Series C Preferred Stock was subject to mandatory conversion into common shares on February 23, 2000. Each share of Series C Preferred Stock was convertible into common shares based on a formula, the numerator of which is $100 and the denominator of which is a closing trade price of the common stock within the conversion period or the average of the closing trade prices of the common stock over the applicable twenty-one (or such fewer number as is mutually acceptable) day period immediately preceding the date of delivery. The liquidation preference and redemption prices on the Series C Preferred Stock was $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon. On September 23, 1997, 150,000 shares were issued under this agreement, resulting in net proceeds of approximately $15 million. On February 23, 1998, another 150,000 shares of Series C Preferred Stock were issued under this agreement, resulting in net proceeds of approximately $15 million. These proceeds were used to fund purchases of Subordinated CMBS. During 1999, 20,000 shares of Series C Preferred Stock were converted into 653,061 common shares, resulting in 103,000 shares of Series C Preferred Stock outstanding at December 31, 1999. Dividends accrued on Series C Preferred Stock as of December 31, 1999 totaled $956,311 (of which $697,172 was accrued for 1999 and $259,139 for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing). Subsequent to December 31, 1999, the Series C Preferred Stock was exchanged for Series E Cumulative Convertible Preferred Stock. See below for further discussion.

SERIES D CUMULATIVE CONVERTIBLE PREFERRED STOCK

            In July 1998, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company had the right to sell, and such investor was obligated to purchase, up to 300,000 shares of Cumulative Convertible Preferred Stock par value $.01 per share (the "Series D Preferred Stock") at price of $100 per share. The Series D Preferred Stock pays a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such quarterly dividend payment. The Series D Preferred Stock is convertible into shares of common stock at the option of the holders and is subject to redemption by CRIIMI MAE. The outstanding Series D Preferred Stock is subject to mandatory conversion into common shares on July 31, 2000. Each share of Series D Preferred Stock is convertible into common shares based on a formula, the numerator of which is $100 and the denominator of which is a closing trade price of the common stock within the conversion period or the average of the closing trade prices of the common stock over the applicable twenty-one (or such fewer number as is mutually acceptable ) day period immediately preceding the date of delivery. The liquidation preference and redemption prices on the Series D Preferred Stock are $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon. On July 31, 1998, 100,000 shares of Series D Preferred Stock were issued under this agreement, resulting in net proceeds of approximately $10 million. There was no Series D Preferred Stock converted to common shares during 1999, resulting in 100,000 shares outstanding at December 31, 1999. Dividends accrued on Series D Preferred Stock totaled $800,753 as of December 31, 1999 (of which, $645,822 was accrued for 1999 and $154,931 was accrued for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing).

SERIES E CUMULATIVE CONVERTIBLE PREFERRED STOCK

            On February 22, 2000, CRIIMI MAE and the holder of its Series C Preferred Stock entered into a Preferred Stock Exchange Agreement (the "Exchange Agreement") pursuant to which 103,000 shares of Series C Preferred Stock were exchanged (the "Exchange") for 103,000 shares of a new series of preferred stock designated as "Series E Cumulative Convertible Preferred Stock", par value $0.01 per share (the "Series E Preferred Stock"). The principal purpose of the Exchange was to effect an extension of the mandatory conversion date, upon which the Series C Preferred Stock would have converted into common stock.

            Until the Company's Plan is effective, the principal terms of the Series E Preferred Stock are as set forth below. The Series E Preferred Stock pays a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding commencement of the calendar quarter which includes such quarterly dividend payment. Quarterly dividends payable with respect to calendar quarters and any partial quarter shall be payable in common stock. The Series E Preferred Stock is not convertible into shares of common stock at the option of the holder unless the effective date of the Plan does not occur on or before December 31, 2000. In such event, 5,000 shares of Series E Preferred Stock shall become convertible at the option of the holder into common stock in January 2001 and in each month thereafter until the effective date of the Plan. If the Series E Preferred Stock becomes convertible into common stock, then each share of Series E Preferred Stock shall be convertible into common stock based on a formula, the numerator of which shall be $100 and the denominator of which shall be the closing trade price of the common stock within the conversion period or the average of the closing trade prices of the common stock over the applicable twenty-one (or such fewer number as is mutually acceptable) day period immediately preceding the date of delivery. The Series E Preferred Stock is subject to redemption by CRIIMI MAE. The liquidation preference and the redemption prices on the Series E Preferred Stock are $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon.

            Once the Company's Plan is effective, amendments to the Series E Preferred Stock relative rights and preferences, relating principally to conversion and dividend rights and terms, would be effected, including an increase in the dividend rate, a new mandatory conversion date and the provision of additional conversion rights. Reference is made to the Plan, previously filed with the SEC as an exhibit to a Current Report on Form 8-K, for a complete description of such amendments to the relative rights and preferences of the Series E Preferred Stock, as contemplated by the Plan.

SERIES F REDEEMABLE CUMULATIVE DIVIDEND PREFERRED STOCK

            On September 14, 1999, the Company declared a dividend on its common stock for the purpose of distributing approximately $15.7 million in undistributed 1998 taxable income. The dividend was payable to common shareholders of record on October 20, 1999, provided that the shareholders maintained ownership of their common stock through the payment date. The dividend was paid on November 5, 1999 in shares of Series F Redeemable Cumulative Preferred Dividend Preferred Stock ("Series F Preferred Stock"). The 1,606,595 Shares of Series F Preferred Stock issued were approved for listing on the New York Stock Exchange and trade with the symbol CMM-PrF, with a par value of $0.01 and a face value of $10.

            Holders of record of each share of CRIIMI MAE common stock who maintained ownership of their common stock through November 5, 1999, received 3/100ths of a share of the new Series F Preferred Stock (i.e., three shares of Series F Preferred Stock for every 100 shares of common stock held). The Series F Preferred Stock was convertible into shares of common stock during two 10-business day conversion periods. The first conversion period was from November 15, 1999 through November 30, 1999, and the second conversion period was from January 21, 2000 through February 3, 2000. Conversions were based on the volume-weighted average of the sale prices of the common stock for the 10-trading days prior to the date converted, subject to a floor of 50% of the volume-weighted average of the sale prices of the common stock on November 5, 1999. Holders of Series F Preferred Stock have no right to convert their Series F Preferred Stock into common stock after February 3, 2000.

            The Series F Preferred Stock provides for cash dividends at an annual fixed rate of 12%. The first dividend will be paid no earlier than the end of the calendar quarter in which a plan of reorganization for the Company becomes effective, and no more than quarterly thereafter. Series F Preferred Stock is redeemable at the Company's option after November 5, 2000 at a price of $10.00 per share plus accrued but unpaid dividends. In addition, the liquidation value of Series F Preferred Stock is $10.00 per share plus accrued but unpaid dividends.

            During the first conversion period 756,453 shares of Series F Preferred Stock were converted, resulting in the issuance of 6,401,443 shares of common stock. After giving effect to the shares converted during the first conversion period, there were 850,142 shares of Series F Preferred Stock outstanding as of December 31, 1999. During the second and final conversion period (January 21 through February 3, 2000) for the Series F Preferred

Stock 263,788 additional shares were converted, resulting in the issuance of 2,396,566 shares of common stock. Dividends accrued on Series F Preferred Stock totaled $161,527 as of December 31, 1999.

13.         EARNINGS PER SHARE

            The following table reconciles basic and diluted (loss) earnings per share under FAS 128 for the years ended December 31, 1999, 1998 and 1997.

                                                                                           Per Share
                                                     (Loss) Income           Shares          Amount
                                                     -------------         ----------        --------
YEAR ENDED DECEMBER 31, 1999
Basis earnings per share:
  (Loss) available to common shareholders            $(132,368,965)        53,999,782        $(2.45)

Dilutive effect of securities:
   Stock options                                                                   --
   Convertible preferred stock                                  --                 --
                                                     -------------         ----------        -------
Diluted earnings per share (1):
  (Loss) available to common shareholders and
    assumed conversions                              $(132,368,965)        53,999,782        $(2.45)
                                                     =============         ==========        =======
YEAR ENDED DECEMBER 31, 1998
Basis earnings per share:
  Income available to common shareholders            $  35,370,374         47,280,371        $0.75

Dilutive effect of securities:
   Stock options                                                --            302,390
   Convertible preferred stock                             264,011            622,748
                                                     -------------         ----------        -------
Diluted earnings per share (1):
  Income available to common shareholders and
    assumed conversions                              $  35,634,385         48,205,509        $0.74
                                                     =============         ==========        =======
YEAR ENDED DECEMBER 31, 1997
Basis earnings per share:
  Income available to common shareholders            $  47,715,076         36,993,130        $1.29

Dilutive effect of securities:
   Stock options                                                            1,024,400
   Convertible preferred stock                             320,379            334,110
                                                     -------------         ----------        -------
Diluted earnings per share (1):
  Income available to common shareholders and
    assumed conversions                              $  48,035,455         38,351,640        $1.25
                                                     =============         ==========        =======

---------------------------
(1) 1,593,982, 1,593,982 and 1,679,376 shares of Series B Preferred Stock were outstanding at the end of 1999, 1998 and 1997, respectively; 103,000 shares of Series C Preferred Stock, 100,000 shares of Series D Preferred Stock and 850,142 shares of Series F Preferred Stock were outstanding at December 31, 1999. The common stock equivalents for these shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.

14.      STOCK BASED COMPENSATION PLANS

         CRIIMI MAE has two stock option plans, the Stock Option Plan for Key Employees ("Key Employee Plan") and the 1996 Non-Employee Director Stock Plan ("Director Plan"). In addition, CRIIMI MAE has granted to each of Messrs. Dockser and Willoughby options to purchase common stock under separate stock option agreements (the "Agreements") resulting from the Merger. CRIIMI MAE accounts for these Agreements and Plans under APB Opinion No. 25, under which no compensation cost has been recognized. The value of option shares granted as part of the Merger was capitalized as a component to goodwill. Accordingly, the pro forma information below excludes option shares granted at the time of the Merger. During 1996, FASB Statement No. 123 became effective. This Statement requires pro forma disclosure of the impact on net income and earnings per share as if the options were recorded at their estimated fair value at the issuance date and amortized over the options' vesting period. Had compensation cost for these Plans been determined consistent with FASB Statement No. 123, CRIIMI MAE's net income and earnings per share would have been recorded at the following pro forma amounts:


                                                                           Years ended December 31,
                                                                      1999              1998              1997
                                                               ----------------   --------------   --------------
Net (loss) income available to common shareholders             $  (132,368,965)   $   35,370,734   $   47,715,076
                                                               ================   ==============   ==============
Pro forma net (loss) income available to common stockholders   $  (133,490,853)   $   34,739,667   $   47,553,237
                                                               ================   ==============   ==============
Basic earnings per share                                       $         (2.45)   $         0.75   $         1.29
                                                               ================   ==============   ==============
Pro forma basic earnings per share                             $         (2.47)   $         0.73   $         1.29
                                                               ================   ==============   ==============
Diluted earnings per share                                     $         (2.45)   $         0.74   $         1.25
                                                               ================   ==============   ==============
Pro forma diluted earnings per share                           $         (2.47)   $         0.73   $         1.25
                                                               ================   ==============   ==============


         The Key Employee Plan currently provides for grants of stock options to purchase up to 2,092,903 shares of Company Common Stock (as adjusted from 2,000,000 shares, as a result of the junior preferred stock dividend paid to common shareholders in November 1999 and consistent with a Bankruptcy Court order which limits the full adjustment to 2,198,831 shares of Company common stock, contemplated by the terms and provisions of the Key Employee Plan, until such time as the Company emerges from Chapter 11). CRIIMI MAE has granted options net of forfeitures on 1,943,826 shares through December 31, 1999. Under the Key Employee Plan, options granted prior to July 28, 1995, have an option price of $9.77, and options granted after July 28, 1995 must have an option price of not less than fair market value of a share of common stock on the date of grant. Options vest in equal installments on either the first three or four anniversaries of the date of grant and expire after eight years.

         CRIIMI MAE may grant options for up to 501,640 common shares under the Director Plan (as adjusted from 500,000 shares as a result of the junior preferred stock dividend paid to common shareholders in November 1999 and consistent with a Bankruptcy Court order which limits the full adjustment to 501,312 shares of Company common stock, contemplated by the terms and provisions of the Director Plan, until such time as the Company emerges from Chapter 11). CRIIMI MAE has granted options on 8,000 common shares through December 31, 1999. Under the Director Plan, the option exercise price is equal to the market price of a share of common stock on the date of grant, the options vest immediately, and the options expire after ten years.

         Under the Agreements, each of the Principals received from CRIIMI MAE options to purchase 1,000,000 common shares at an exercise price equal to $1.50 per share more than the aggregate average of the high and low sales prices of common shares on the New York Stock Exchange during the 10 trading days preceding the closing date of the Merger, which average sales price was calculated at $8.27 per share (the "Trading Price") and 400,000 common shares at an exercise price equal to $4.00 per share more than the Trading Price. These options vest in equal installments on the first four anniversaries of the closing date. The Principals also received options to purchase 100,000 common shares exercisable at $5.00 more than the Trading Price that vest on the fifth anniversary of the closing date. The options expire on the sixth anniversary of the closing date of the Merger. The aggregate 3,000,000 common shares issuable upon exercise of the options granted under the Agreement have been adjusted to an aggregate 3,165,929 common shares as a result of the junior preferred stock dividend paid to common shareholders in November 1999.

         A summary of CRIIMI MAE's two stock option plans, plus options granted at the time of the Merger, at December 31, 1999, 1998 and 1997, and changes during the years then ended is presented in the table below:


                                                         1999                  1998                    1997
                                                 -------------------   --------------------   ---------------------
                                                             Average                Average                 Average
                                                   Shares     Price      Shares      Price      Shares       Price
                                                 ---------    ------   ----------    ------    ----------    ------
Outstanding at beginning of year                 4,087,145   $ 12.15   3,487,676  $   11.40   3,091,500  $   10.62

Granted                                            745,590      2.53     776,000      15.75     514,500      15.58
Exercised                                             --         --      (69,699)      9.94     (73,741)      9.79
Forfeited                                         (255,017)    11.41    (106,832)     15.29     (44,583)     13.44
                                                 ---------    ------   ----------    ------    ----------    ------

Outstanding at end of year                       4,577,718   $ 10.62   4,087,145  $   12.15   3,487,676  $   11.34
                                                 =========    ======   ==========    ======   ==========    ======

Exercisable at end of year                       2,619,957   $ 11.41   1,752,982  $   10.85   1,073,059  $   10.93
                                                 =========    ======   ==========    ======   ==========    ======
Weighted average fair value of options granted
  during the year                                            $  2.03              $    1.33              $    1.55
                                                              ======                 =======               =======


         The 4,577,718 options outstanding at December 31, 1999 have exercise prices between $1.125 and $15.9375, with a weighted average exercise price of $10.6211 and a weighted average remaining contractual life of 3.4 years.

         The fair value of the 1999, 1998 and 1997 option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rate of 5.37%, 4.95% and 6.10%; expected life of 6.23, 8.00 and 2.60 years; expected volatility of 95.2%, 26.6% and 25.2%; dividend yield of approximately 0%, 9.4% and 9.0%.

15.      EMPLOYEE RETENTION PLAN

         To ensure the Company's continued retention of its executives and other employees and to provide meaningful incentives for these employees to work towards the Company's financial recovery and reorganization, the Company's management and Board of Directors developed a comprehensive and integrated program to retain its executives and other employees throughout the reorganization. On December 18, 1998, the Company obtained Bankruptcy Court approval to adopt and implement an employee retention program ("the Employee Retention Plan") with respect to all employees of the Company other than certain key executives. On February 28, 1999, the Company received Bankruptcy Court approval authorizing it to extend the Employee Retention Plan to the key executives initially excluded, including modifying existing employment agreements and entering into new employment agreements with such key executives. The Employee Retention Plan also provides for retention payments aggregating up to approximately $3.5 million, including payments to certain executives. The Employee Retention Plan permitted the Company to approve ordinary course employee salary increases beginning in March 1999, subject to certain limitations, and to grant options to its employees after the Petition Date, up to certain limits. Retention payments are payable semiannually over a two-year period. The first retention payment of approximately $909,000 vested on April 5, 1999 and was paid on April 15, 1999. The second retention payment of approximately $865,000 vested on October 5, 1999 and was paid on October 15, 1999. The third retention payment of approximately $653,000 vested on April 5, 2000 and will be paid on April 14, 2000. The entire unpaid portion of the retention payments will become immediately due and payable (i) upon the effective date of a plan of reorganization of the Company and, with respect to certain key executives, court approval or (ii) upon termination without cause. William B. Dockser, Chairman of the Board of Directors, and H. William Willoughby, President, are not currently entitled to receive any retention payments. Subject to the terms of their respective employment agreements, certain key executives will be entitled to severance benefits if they resign or their employment is terminated following a change of control. The other employees will be entitled to severance benefits if they are terminated without cause subsequent to a change of control of the Company and CM Management. In addition, options granted by the Company after October 5, 1998 will, subject to Bankruptcy Court approval, become exercisable upon a change of control.

16.      TRANSACTIONS WITH RELATED PARTIES

         Below is a summary of the related party transactions that occurred during the years ended December 31, 1999, 1998 and 1997. These items are described further in the text which follows:

                                                         For the years ended December 31,
                                                        1999          1998          1997
                                                     ----------    ----------    ----------
AMOUNTS RECEIVED OR ACCRUED FROM RELATED PARTIES:
 CRIIMI Inc.
    Income (1)                                       $  972,180    $1,340,730    $1,624,666
    Return of Capital (2)                             5,278,811     3,774,817     2,643,029
                                                     ----------    ----------    ----------
    Total                                            $6,250,991    $5,115,547    $4,267,695
                                                     ==========    ==========    ==========
  CRI/AIM Investment Limited Partnership (1)         $  444,393    $  552,121    $  666,921
                                                     ==========    ==========    ==========
  CRIIMI MAE Services Limited Partnership (3)        $       --    $3,114,000    $       --
                                                     ==========    ==========    ==========
EXPENSE REIMBURSEMENTS TO CRIIMI MANAGEMENT:
  AIM Funds and CRI Liquidating (4)(5)               $  183,579    $  211,793    $  350,239
  CMSLP (2)(4)                                          946,461        76,621        12,616
                                                     ----------    ----------    ----------
    Total                                            $1,130,040    $  288,414    $  362,855
                                                     ==========    ==========    ==========
PAYMENTS TO CRI:
  Expense reimbursement - CRIIMI MAE (4)(6)          $  182,691    $  352,471    $  399,162
                                                     ==========    ==========    ==========
PAYMENTS TO THE ADVISER:
  Annual fee - CRI Liquidating (7)(8)                $       --    $       --    $   11,468
                                                     ==========    ==========    ==========
PAYMENTS TO CAPITAL HOTEL GROUP:
  Management fee (9)                                 $   61,077    $    4,691    $   36,180
                                                     ==========    ==========    ==========

-----------------
(1) Included as equity in earnings from investments on the accompanying consolidated statements of income.

(2) Included as a reduction of equity investments on the accompanying consolidated balance sheets.

(3) This is a distribution included on the balance sheet as a decrease in equity investments.

(4) Included in general and administrative expenses on the accompanying consolidated statements of income.

(5) Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to C.R.I., Inc. as reimbursement for expenses incurred by the adviser on behalf of CRI Liquidating and the AIM Funds. The transaction in which CRIIMI MAE became a self-administered REIT had no impact on CRI Liquidating's or the AIM Funds' financial statements except that the expense reimbursements previously paid to C.R.I., Inc. are, effective June 30, 1995, paid to CM Management.

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

(7) Included in the accompanying consolidated statements of income as fees to related party.

(8) The adviser under the CRI Liquidating Advisory Agreement received an annual fee for managing CRI Liquidating's portfolio of mortgages. Due to the final liquidation of CRI Liquidating in 1997, no annual fees were paid for 1998 and 1999.

(9) Included as a reduction of net income earned from Real Estate Owned property which is included in other investment income on the accompanying consolidated statements of income.


17.      LITIGATION

BANKRUPTCY PROCEEDINGS

         On the Petition Date, the Debtors each filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. These cases are being jointly administered for procedural purposes. None of the cases has been substantively consolidated. Under the Bankruptcy Code, the Debtors are authorized to manage their respective affairs and operate their businesses as debtors-in-possession while they attempt to confirm and consummate their plan of reorganization that will restructure their financial affairs and allow them to emerge from bankruptcy. As a debtor-in-possession under the Bankruptcy Code, no Debtor may engage in any transaction outside the ordinary course of business without the approval of the Bankruptcy Court. The following discussion describes certain aspects of the Chapter 11 cases of the Debtors (the "Chapter 11 Cases"), but it is not intended to be a complete summary.

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

         As noted above, the Debtors are authorized to manage their respective properties and operate their respective businesses pursuant to the Bankruptcy Code. During the course of the Chapter 11 Cases, the Debtors will be subject to the jurisdiction and supervision of the Bankruptcy Court. The United States Trustee has appointed (i) the Unsecured Creditors' Committee, (ii) the Official Committee of Unsecured Creditors in the CM Management Chapter 11 Case (the "CMM Creditors' Committee") and (iii) the Equity Committee (collectively, the "Committees"). The Committees are expected to participate in the formulation of the plans of reorganization for the respective Debtors. The Debtors are required to pay certain expenses of the Committees, including professional fees, to the extent allowed by the Bankruptcy Court.

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

         The Debtors' initial exclusivity period to file a plan of reorganization ended on February 2, 1999. The Bankruptcy Court extended this period through August 2, 1999 and again through September 10, 1999. The Debtors sought a third extension of exclusivity through November 10, 1999 and on September 20, 1999, the Bankruptcy Court entered an order (i) extending the Debtors' right to file a plan of reorganization through October 16, 1999, (ii) providing the Unsecured Creditors' Committee and the Equity Committee the right to jointly file a plan of reorganization through October 16, 1999 and (iii) providing that any party in interest may file a plan of reorganization after October 16, 1999. The Debtors filed (i) a Joint Plan of Reorganization on September 22, 1999, (ii) an Amended Joint Plan of Reorganization and proposed Joint Disclosure Statement on December 23, 1999, and (iii) a Second Amended Joint Plan of Reorganization and proposed Amended Joint Disclosure Statement on March 31, 2000. The filing of the Debtors' Plan and Proposed Disclosure Statement on March 31, 2000 was filed with the support of the Equity Committee, which is a co-proponent of the Plan. Subject to the completion of mutually acceptable Unsecured Creditor Debt Documentation, the Unsecured Creditors' Committee has agreed to support confirmation of the Debtors' Plan.

         On December 20, 1999, the Unsecured Creditors' Committee filed its own plan of reorganization and proposed disclosure statement with the Bankruptcy Court. On January 11, 2000 and on February 11, 2000, the Unsecured Creditors' Committee filed its first and second amended plans of reorganization, respectively, with the Bankruptcy Court and its amended proposed disclosure statements with respect thereto. However, as a result of the successful negotiations between the Debtors and the Unsecured Creditors' Committee, the Unsecured Creditors' Committee has agreed to the treatment of unsecured claims under the Debtors' Plan, subject to completion of mutually acceptable Unsecured Creditor Debt Documentation, and has asked the Bankruptcy Court to defer consideration of its second amended plan of reorganization and second amended proposed disclosure statement. Accordingly, the Debtors, the Equity Committee and the Unsecured Creditors' Committee are together presenting the Debtors' Plan for approval by all classes of impaired creditors and equity security holders.

         The Bankruptcy Court has scheduled a hearing for April 25 and April 26, 2000 on the Proposed Disclosure Statement. Once the Proposed Disclosure Statement has been approved by the Bankruptcy Court, it will be sent, together with the Plan with respect thereto, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following voting on the Plan by impaired classes of creditors and equity security holders, the Bankruptcy Court, after notice and a hearing, will consider whether to confirm the Plan. To confirm a plan, the Bankruptcy Court is required to find among other things: (i) with respect to each class of impaired creditors and equity security holders, that each holder of a claim or interest of such class either (a) will, pursuant to the plan, receive or retain property of a value as of the effective date of the plan, that is at least as much as such holder would have received in a liquidation on such date of the Debtors or (b) has accepted the plan, (ii) with respect to each class of claims or equity security holders, that such class has accepted the plan or is not impaired under the plan, and
(iii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the Debtors or any successor unless such liquidation or reorganization is proposed in the plan. No date has yet been set by the Bankruptcy Court for a confirmation hearing.

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

         On September 7, 1999, the Company filed a Motion to Approve Stipulation and Consent Order Providing for Adequate Protection. On or about September 27, 1999, the Unsecured Creditors' Committee and the Equity Committee filed a joint objection to the motion. On December 3, 1999, the Bankruptcy Court entered the Stipulation and Consent Order Providing Adequate Protection (the "Adequate Protection Order"), certain provisions of which were effective retroactively. Pursuant to the Adequate Protection Order, having a retroactive effect, a segregated interest bearing debtor-in-possession account was created (the "Cash Collateral Account") into which the Company's Distribution Share was deposited during the months of August through December 1999. An additional 50% of the Company's Distribution Share was deposited between January and March 2000. The Adequate Protection Order provides Merrill Lynch with a first priority lien on the Cash Collateral Account. Subject to certain material adverse changes defined in the Adequate Protection Order, Merrill Lynch agreed not to seek further adequate protection or relief from the automatic stay before March 31, 2000.

         MORGAN STANLEY

         As of the Petition Date, the Company owed Morgan Stanley approximately $182.4 million with respect to advances to the Company under an agreement pursuant to which the Company pledged CMBS. The borrowings under this agreement were secured by certain CMBS, including (i) CRIIMI MAE Commercial Mortgage Trust, Series 1998-C1, Class B and C Certificates (collectively or any portion thereof, the "CBO-2 BBB Bonds") and (ii) Morgan Stanley Capital I., Inc., Series 1998-W2, Class F, G, H, J, K, L and M Certificates (collectively or any portion thereof, the "Wells Fargo Bonds" and, together with the CBO-2 BBB Bonds, the "Morgan Collateral").

         On October 6, 1998, Morgan Stanley advised the Company that it was exercising alleged ownership rights over the Morgan Collateral. On October 20, 1998, the Company filed an adversary proceeding against Morgan Stanley alleging, among other things, that Morgan Stanley violated the automatic stay, and seeking turnover of the Morgan Collateral.

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

         The Company and Morgan Stanley reached an agreement to sell the Wells Fargo Bonds (the "Morgan Stanley Agreement"). CRIIMI MAE filed a motion with the Bankruptcy Court to approve the Morgan Stanley Agreement on February 1, 2000. That motion was approved by the Bankruptcy Court on February 24, 2000. On February 29, 2000, the Wells Fargo Bonds were sold. Of the approximately $45.9 million in net sales proceeds, $37.5 million was used to pay off all outstanding borrowings owed to Morgan Stanley and the remaining proceeds of approximately $8.4 million will be used primarily to help fund CRIIMI MAE's Plan. Pursuant to the terms of the Morgan Stanley Agreement, the Company and Morgan Stanley mutually released any claims that they may have against each other and filed a stipulation of dismissal with prejudice of the October 20, 1998 adversary proceeding.

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

         On March 11, 1999, the Company finalized agreements with Citicorp and Citibank, pursuant to which the parties agreed to adjourn the pending litigation for a four-month period. The Bankruptcy Court agreed to a request by CRIIMI MAE, Citibank, and the Unsecured Creditors' Committee to further postpone the pending litigation on July 7, 1999 and again on September 10, 1999. The trial has not been rescheduled.

         The agreements reached by the Company with Citicorp and Citibank on March 11, 1999 were approved by the Bankruptcy Court through stipulations and consent orders entered on April 5, 1999. One of the agreements also provided that Salomon Smith Barney, in cooperation with CRIIMI MAE, agreed to sell two classes of investment-grade CMBS from CMO-IV constituting a portion of the collateral securing advances under the Citicorp financing arrangement. In May 1999, Salomon Smith Barney sold $20 million of the CMO-IV securities held by Holdings II. This sale reduced the amounts owed from Holdings II to Citicorp by approximately $17 million. On October 8, 1999, the remaining CMO-IV securities held by Holdings II were sold. This sale reduced the amounts owed from Holdings II to Citicorp by approximately $22 million and Holdings II received net proceeds of approximately $315,000. In addition, Citibank, in cooperation with CRIIMI MAE, agreed to sell commercial mortgages originated in 1998 under the Citibank Program, provided that the sale resulted in CRIIMI MAE receiving minimum net proceeds of $3.5 million, after satisfying certain amounts due to Citibank, from the amount held in the reserve account. On August 5, 1999, all but three of the commercial loans originated under the Citibank Program, with an aggregate unpaid principal balance of approximately $339 million, were sold for gross proceeds of approximately $308 million. On September 16, 1999, Citibank sold the remaining three loans, with an aggregate unpaid principal balance of approximately $32.7 million, for gross proceeds of approximately $27.2 million. In the case of each sale of the commercial loans, the minimum net proceeds provision was waived by agreement of the Company, the Unsecured Creditors' Committee and the Equity Committee.

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

         (iii) The Company shall be entitled to use the assignment income not paid to First Union in the ordinary course of its business subject to certain limitations; and

         (iv) First Union shall not seek relief from the automatic stay in the Company's Chapter 11 case to foreclose upon the assignment securities and/or the assignment income and none of the Company, the Unsecured Creditors' Committee, the Equity Committee or First Union shall seek modification of the adequate protection arrangements set forth in the agreement for a period commencing upon the date which the Bankruptcy Court approves the agreement and terminating on December 31, 1999, subject to certain exceptions.

         The agreement was approved and entered by the Bankruptcy Court on August 5, 1999. The Company's Unsecured Creditors' Committee has consented to the agreement with First Union.

         In addition, on or about July 1, 1999, CM Management and First Union entered into an agreement resolving its motion for relief from the automatic stay. On July 1, 1999, CM Management filed a motion for approval of the agreement resolving First Union's motion for relief from the automatic stay. Based upon an objection filed by the CMM Creditors' Committee, the parties are discussing a possible modification to the agreement and continue to negotiate accordingly. On October 22, 1999, to provide the parties with more time to negotiate a modification to the agreement, CM Management, with the consent of First Union and the CMM Creditors' Committee, advised the Bankruptcy Court that it would be withdrawing the motion for approval of the agreement, without prejudice to CM Management's right to re-file once an agreement has been reached with First Union and the CMM Creditors' Committee. The motion was subsequently withdrawn.

         On or about February 18, 2000, the Company, the Unsecured Creditors' Committee and First Union entered into a Second Stipulation and Agreed Order:
(i) Authorizing Use of Cash Collateral and (ii) Granting Other Relief (the "Second Stipulation"). The Second Stipulation provides for, among other things, the following:

         (i) the reaffirmation of all of the terms contained in the July 1, 1999 agreement except as expressly provided in the Second Stipulation;

         (ii) the extension from January 1, 2000 through March 31, 2000 of the provisions in the July 1, 1999 agreement relating to use of the assignment securities income;

         (iii) the extension from December 31, 1999 to March 31, 2000 of the provisions in the July 1, 1999 agreement relating to (i) First Union's agreement not to seek relief from the automatic stay to foreclose on the assignment securities or the assignment securities income and (ii) the agreement by First Union, the Company and the Unsecured Creditors' Committee not to seek modification of the adequate protection arrangements contained in the July 1, 1999 agreement; and

         (iv) the consummation of the Stipulation and Consent Order Selling the Wells Fargo Bonds to Morgan Stanley, which occurred in February 2000. See "Bankruptcy Related Litigation-Morgan Stanley" for further discussion.

         On February 22, 2000, the Company filed a motion with the Bankruptcy Court for approval of the Second Stipulation. CRIIMI MAE, First Union and Lehman also reached an agreement that calls for the sale of seven classes of Subordinated CMBS known as First Union Lehman Brothers Series 98 C-2. The agreement was filed with the Bankruptcy Court on March 21, 2000 for approval. On March 28, 2000, the Bankruptcy Court approved the Second Stipulation.

ARRANGEMENTS WITH OTHER CREDITORS

         In addition to the foregoing, the Company has had discussions with other secured creditors against whom the Company was not engaged in litigation. One such creditor is GACC. On February 3, 1999, the Bankruptcy Court approved an Amended Consent Order between the Company and GACC that provides for the following: (i) acknowledgement that GACC has a valid perfected security interest in its collateral; (ii) authority for GACC to hedge its loan, subject to a hedge cost cap; and (iii) as adequate protection, the sharing of cash collateral on a 50/50 basis, after payment of interest expense, with the percentage received by GACC to be applied to reduce principal and pay certain hedge costs, if any. In addition, the Company is prohibited from using GACC's cash collateral for certain purposes, including loan originations and Subordinated CMBS acquisitions. The Amended Consent Order expired April 28, 1999. The Company and GACC agreed to extend the Amended Consent Order until August 2, 1999 and a stipulation to that effect was signed by the Company and GACC and approved by the Bankruptcy Court on May 11, 1999. The Company and GAAC had negotiated a further extension of the stipulation through September 10, 1999, which has now expired. On September 9, 1999, GAAC contacted the Company and requested similar provisions afforded to Merrill Lynch in its most recent stipulation. See "Bankruptcy Related Litigation-Merrill Lynch" for further discussion.

SHAREHOLDER LITIGATION

         The Company is aware that certain plaintiffs filed 20 separate class action civil lawsuits (the "Complaints") in the United States District Court for the District of Maryland (the "District Court") against certain officers and directors of the Company between October 7, 1998 and November 30, 1998. On March 9, 1999, the District Court ordered the consolidation of the Complaints into a single action entitled this "In Re CRIIMI MAE Inc. Securities Litigation" (see below regarding dismissal of this litigation). On April 23, 1999, a group of thirteen putative members of the class of individuals who allegedly suffered damages during the class period between February 20, 1998 and October 5, 1998 (collectively, the "Plaintiffs") filed an Amended and Consolidated class action Complaint alleging violations of federal securities laws (the "Consolidated Amended Complaint"). The Consolidated Amended Complaint names as defendants William B. Dockser, as Chairman of the Board of Directors, H. William Willoughby as a member of the Board of Directors and an officer of CRIIMI MAE, and Cynthia O. Azzara as an officer of CRIIMI MAE (collectively, the "Defendants"). Although CRIIMI MAE, CM Management and Holdings II have not been named as defendants, each company is subject to indemnity obligations to the Defendants under the provisions of their respective constituent documents, the Defendants' employment contracts and applicable state law. CRIIMI MAE has directors and officers liability insurance policies that have a combined coverage limit of $20 million.

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

         On September 13, 1999, the Court denied Plaintiffs' motions for appointment of lead plaintiffs and for approval of selection counsel. The Court also ordered Plaintiffs' counsel to provide notice of the putative claims to institutional investors identified by Defendants. Finally, the Court ordered that Plaintiffs nominate no more than three persons to serve as lead plaintiffs, and that any potential lead plaintiffs nominate only one attorney or law firm to serve as lead counsel.

         On October 19, 1999, the Court approved the form of the renewed notice to potential class members that the Plaintiffs submitted to the Court. The Court also ordered the Defendants to provide a list of certain institutional investors who had invested in the Company to the Plaintiffs to whom the renewed notice is to be sent.

         On December 10, 1999, the Defendants filed their Reply Brief to the Plaintiffs' Opposition to the Motion to Dismiss.

         On December 20, 1999, the Plaintiffs sent a notice of the Consolidated Amended Complaint to certain institutional investors of their right to move the Court to serve as lead plaintiffs of the class within sixty (60) days of the notice. On March 9, 2000, the Plaintiffs filed a motion to approve the nomination of three plaintiffs and one law firm to serve as lead counsel.

         On March 23, 2000, the Defendants filed a Response to the Plaintiffs' Motion to Approve the Nomination of Lead Plaintiffs and Lead Counsel. Although the Defendants did not oppose the Plaintiffs' Motion, the Defendants expressly reserved their rights under Rule 23 of the Federal Rules of Civil Procedure to challenge, among other things, whether the action could be maintained as a class action.

         On March 30, 2000, the Court granted the Defendants' Motion to Dismiss the Consolidated and Amended Complaint and as a result entered an Order and Memorandum Opinion dismissing the Consolidated and Amended Complaint. The Court concluded that the Plaintiffs failed to state a claim for relief under Section 10(b) of the Exchange Act. The Court concluded that because the Plaintiffs failed to state a claim for a "primary violation" of Section 10(b) of the Exchange Act, they likewise failed to state a claim against the individual Defendants as controlling persons under Section 20(a) of the Exchange Act. This dismissal does not dispose of other pending shareholder lawsuits and/or claims in bankruptcy which may affect the Company, as more fully described under other subheadings of this section.

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

         The Company may be subject to potential exposure to Prudential under contractual provisions and to both defendants under applicable law. Prudential may assert that it is entitled to indemnification from the Company based upon an indemnification provision contained in the underwriting agreement entered into with the Company in connection with the common stock offering. Certain courts have held and it is the position of the SEC that indemnification for liabilities arising under the Securities Act of 1933 is against public policy and unenforceable.

         The Company cannot predict with any certainty the ultimate outcome of such litigation or its potential exposure to one or both of the defendants.

CLAIMS

         Over 850 claims with a face amount of nearly $2.5 billion have been filed in these Chapter 11 cases, including approximately $355 million in unsecured claims and approximately $2.2 billion in secured claims. Many of these claims are duplicate claims filed by the same creditor in each of the three cases. This amount is far in excess of the approximately $1.18 billion in liabilities identified by the Debtors in their schedules, which were filed with the Bankruptcy Court on November 20, 1998. The Debtors have undertaken extensive efforts to cleanse the claims pool. In addition to analyzing the claims, the Debtors have opened discussions with various creditors regarding the withdrawal of certain claims and in some cases, have objected to claims. The Debtors' efforts have resulted in the reduction of approximately $1.25 billion from the claims pool through objections, negotiated settlements and withdrawal of claims.

         Three large disputed claims remain unresolved: (i) the claim of Andrew
N. Friedman on behalf of a class of shareholders in the amount of $100 million (the "Claim Number 330"); (ii) the claim of the Capital Company of America, LLC ("CCA") for approximately $18 million (the "CCA Claim") and (iii) the claim of GP Properties Group, Inc., for approximately $882,000 (the "GP Properties Claim").

         Claim Number 330 relates to shareholders litigation against CRIIMI MAE's officers and directors, which has already been discussed in "Legal Proceedings-Shareholder Litigation." On March 20, 2000, CRIIMI MAE moved to withdraw reference to the litigation relating to Claim Number 330 to the United States District Court for the District of Maryland Southern Division.

         The CCA Claim relates to an August 14, 1998 letter of intent between CRIIMI MAE and CCA for the purchase of subordinated CMBS. The letter of intent included financing and due diligence contingencies. The Company's position is that neither of these contingencies was fulfilled. After preliminary due diligence, the Company expressed concern regarding the quality of the mortgage loans underlying the CMBS. The Company's further due diligence confirmed this preliminary view, and the Company exercised its right not to proceed with the purchase because of its due diligence concerns. CCA refused to withdraw its claim, and on August 31, 1999, CRIIMI MAE filed an objection to the CCA Claim. The CCA Claim was filed for an amount in excess of $17,000,000 on February 11, 1999. On October 9, 1999, CCA responded to the objection. By letter dated January 7, 2000, CCA indicated that the amount of its claim was $18.8 million. On March 27, 2000, CCA filed a motion with the Bankruptcy Court revising the amount of its claim to $18.2 million. Litigation is continuing with respect to the CCA Claim and the Company's objection thereto.

         The GP Properties Claim relates to the Company's loan origination program. In August and September 1998, the Company and GP Properties were involved in a preliminary loan application process. These preliminary processes did not give rise to a loan commitment. On October 7, 1998, GP Properties advised the Company that it closed on alternative lending. GP Properties refused the Company's request that it withdraw its claim, and on October 26, 1999 CRIIMI MAE objected to the GP Properties Claim. GP Properties did not respond to the objection on or prior to the objection deadline. The Court has not taken final action as to the allowance of the GP Properties Claim.

         Of the $1.25 billion of remaining claims approximately $1.0 billion is carried on the balance sheet. The Debtors believe they have substantial defenses to each of the disputed claims and that the ultimate allowed amount of these claims, if any, will be insignificant although there can be no assurance.

18.      SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1999, 1998 and 1997:

                                                                       1999
                                        ----------------------------------------------------------------------
                                         First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                                        ---------------   ---------------    ---------------   ---------------
Income (principally interest income)    $    55,255,680   $    56,463,980    $    56,145,520   $    56,238,554
Net income (loss)                            13,416,949        (2,033,199)         8,100,173      (151,852,888)
Basic earnings (loss) per share                    0.25             (0.04)              0.15             (2.72)
Diluted earnings (loss) per share                  0.23             (0.04)              0.14             (2.72)

                                                                        1998
                                        ----------------------------------------------------------------------
                                         First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                                        ---------------   ---------------    ---------------   ---------------
Income (principally interest income)    $    44,970,292   $    52,140,944    $    59,415,552   $    57,676,980
Net income (loss)                            12,255,931        43,426,376         (8,651,379)      (11,660,194)
Basic earnings (loss) per share                    0.29              0.92              (0.18)            (0.23)
Diluted earnings (loss) per share                  0.28              0.85              (0.18)            (0.23)

                                                                         1997
                                        ----------------------------------------------------------------------
                                         First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                                        ---------------   ---------------    ---------------   ---------------
Income (principally interest income)    $    31,159,707   $    30,846,749    $    34,247,402   $    39,062,943
Net gain (loss) on mortgage
 dispositions                                17,138,949            95,000            (90,608)          200,141
Net income                                   19,099,541        10,412,185         11,417,024        13,258,868
Basic earnings (loss) per share                    0.54              0.24               0.26              0.29
Diluted earnings per share                         0.50              0.23               0.26              0.28


19.      SEGMENT REPORTING

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

         Revenues, expenses and assets are accounted for in accordance with the accounting policies set forth in Note 3. Overhead expenses, such as administrative expenses, are allocated either directly to each business line or through estimates based on factors such as number of personnel or square footage of office space.

         The following table details the Company's financial performance by these two lines of business for the years ended December 31, 1999, 1998 and 1997. The basis of accounting used in the table is GAAP.

                                                                               1999
                                              ---------------------------------------------------------------------------
                                                PORTFOLIO           MORTGAGE
                                                INVESTMENT          SERVICING         ELIMINATION (1)       CONSOLIDATED
                                              ---------------     ---------------     ---------------     ---------------
Interest income:
   Subordinated CMBS                          $   154,205,383     $       282,148     $      (282,148)     $   154,205,383
   Insured mortgage securities                     33,405,171                  --                  --          33,405,171
   Originated loans                                34,712,674                  --                  --          34,712,674
   Other                                                   --           3,384,533          (3,384,533)                 --
Servicing income                                           --           6,701,244          (6,701,244)                 --
Net gain on mortgage security dispositions          2,127,691                  --                  --           2,127,691
Gain on originated loan dispositions                  403,383                  --                  --             403,383
Other income                                        4,038,061           4,359,320          (6,616,875)          1,780,506
                                              ---------------     ---------------     ---------------     ---------------
   Total revenue                                  228,892,363          14,727,245         (16,984,800)        226,634,808
                                              ---------------     ---------------     ---------------     ---------------
General and administrative expenses               (12,049,256)        (13,016,747)         13,016,747         (12,049,256)
Interest expense                                 (151,336,830)                 --                  --        (151,336,830)
Losses on warehouse obligations                    (8,000,000)                 --                  --          (8,000,000)
Reorganization items                             (178,899,959)                 --                  --        (178,899,959)
Other expenses                                     (2,877,576)         (4,139,118)          4,139,118          (2,877,576)
                                              ---------------     ---------------     ---------------     ---------------
   Total expenses                                (353,163,621)        (17,155,865)         17,155,865        (353,163,621)
                                              ---------------     ---------------     ---------------     ---------------
Net (loss) income                                (124,271,258)         (2,428,620)            171,065        (126,528,813)

Preferred dividends accrued                        (5,840,152)                 --                  --          (5,840,152)
                                              ---------------     ---------------     ---------------     ---------------
Net (loss) income available to common
   shareholders                               ($  130,111,410)    ($    2,428,620)    $       171,065     ($  132,368,965)
                                              ===============     ===============     ===============     ===============

Total assets                                  $ 2,272,100,775     $    23,697,635     $    (2,119,235)    $ 2,293,661,246
                                              ===============     ===============     ===============     ===============

----------------
(1) The Company performs the mortgage servicing function through CMSLP which is accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it is accounted for in the Company's consolidated financial statements.

                                                                                    1998
                                                   ---------------------------------------------------------------------------
                                                     PORTFOLIO            MORTGAGE
                                                     INVESTMENT           SERVICING        ELIMINATION (1)      CONSOLIDATED
                                                   ---------------     ---------------     ---------------     ---------------
Interest income:
   Subordinated CMBS                               $   143,656,307     $            --     $            --     $   143,656,307
   Insured mortgage securities                          43,062,743                  --                  --          43,062,743
   Originated loans                                     20,588,112                  --                  --          20,588,112
   Other                                                        --           4,058,108          (4,058,108)                 --
Servicing income                                                --           7,293,565          (7,293,565)                 --
Gain on sale of CMBS                                    28,800,408                  --                  --          28,800,408
Gain on mortgage security dispositions                   1,196,499                  --                  --           1,196,499
Other income                                             5,695,194           5,712,017          (4,510,605)          6,896,606
                                                   ---------------     ---------------     ---------------     ---------------
   Total revenue                                       242,999,263          17,063,690         (15,862,278)        244,200,675
                                                   ---------------     ---------------     ---------------     ---------------
General and administrative expenses                    (14,623,407)        (10,518,183)         10,518,183         (14,623,407)
Interest expense                                      (136,268,431)           (451,938)            451,938        (136,268,431)
Realized loss on reverse repurchase obligation
   and unrealized loss on warehouse obligations        (34,881,350)                 --                  --         (34,881,350)
Other expenses                                         (16,058,894)         (4,112,365)          4,112,365         (16,058,894)
                                                   ---------------     ---------------     ---------------     ---------------
   Total expenses                                     (201,832,082)        (15,082,486)         15,082,486        (201,832,082)
                                                   ---------------     ---------------     ---------------     ---------------
Net income                                              41,167,181           1,981,204            (779,792)         42,368,593
Preferred dividends                                     (6,997,859)                 --                  --          (6,997,859)
                                                   ---------------     ---------------     ---------------     ---------------
Net income available to common shareholders        $    34,169,322     $     1,981,204     ($      779,792)    $    35,370,734
                                                   ===============     ===============     ===============     ===============
Total assets                                       $ 2,414,099,927     $    25,954,448     $    (2,136,422)    $ 2,437,917,953
                                                   ===============     ===============     ===============     ===============

----------------
(1) The Company performs the mortgage servicing function through CMSLP which is accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it is accounted for in the Company's consolidated financial statements.

                                                                            1997
                                          ---------------------------------------------------------------------------
                                            PORTFOLIO            MORTGAGE
                                            INVESTMENT           SERVICING        ELIMINATION (1)       CONSOLIDATED
                                          ---------------     ---------------     ---------------     ---------------
Interest income:
   Subordinated CMBS                      $    79,669,816     $            --     $            --     $    79,669,816
   Insured mortgage securities                 49,425,401                  --                  --          49,425,401
   Other                                               --             744,039            (744,039)                 --
Servicing income                                       --           3,981,960          (3,981,960)                 --
Gain on mortgage security dispositions         17,343,481                  --                  --          17,343,481
Other income                                    4,420,695           2,456,335            (655,446)          6,221,584
                                          ---------------     ---------------     ---------------     ---------------
   Total revenue                              150,859,393           7,182,334          (5,381,445)        152,660,282
                                          ---------------     ---------------     ---------------     ---------------
General and administrative expenses            (9,610,579)         (4,099,787)          4,099,787          (9,610,579)
Interest expense                              (77,919,414)            (88,391)             88,391         (77,919,414)
Other expenses                                (10,942,673)         (1,649,083)          1,649,083         (10,942,673)
                                          ---------------     ---------------     ---------------     ---------------
   Total expenses                             (98,472,666)         (5,837,261)          5,837,261         (98,472,666)
                                          ---------------     ---------------     ---------------     ---------------
Net income                                     52,386,727           1,345,073             455,816          54,187,616
Preferred dividends                            (6,472,540)                 --                  --          (6,472,540)
                                          ---------------     ---------------     ---------------     ---------------
Net income available to common
  shareholders                            $    45,914,187     $     1,345,073     $       455,816     $    47,715,076
                                          ===============     ===============     ===============     ===============

Total assets                              $ 1,850,360,445     $    29,816,041     $    (6,870,998)    $ 1,873,305,488
                                          ===============     ===============     ===============     ===============

----------------
(1) The Company performs the mortgage servicing function through CMSLP which is accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it is accounted for in the Company's consolidated financial statements.

20.      FINANCIAL STATEMENTS FOR THE DEBTOR ENTITIES

         The following are the unconsolidated financial statements for CRIIMI MAE, CM Management and Holdings II:


                                 CRIIMI MAE INC.
                                 BALANCE SHEETS
                                (UNCONSOLIDATED)


                                                           DECEMBER 31,
                                                ----------------------------------
                                                      1999               1998
                                                ---------------    ---------------
Assets:
Subordinated CMBS, at fair value                $   826,897,948    $ 1,071,872,143
Insured mortgage security, at fair value              5,268,982          5,511,707
Receivables and other assets                         83,133,075         74,226,682
Restricted cash and cash equivalents                 37,774,894          2,134,222
Cash and cash equivalents                            52,114,880         20,580,606
Investment in subsidiaries                          210,030,947        246,817,957
                                                ---------------    ---------------
  Total assets                                  $ 1,215,220,726    $ 1,421,143,317
                                                ===============    ===============

Liabilities:

Accounts payable and other accrued expenses     $    21,580,384    $     7,374,281
Liabilities subject to Chapter 11 proceedings       974,291,756      1,105,892,131
                                                ---------------    ---------------
  Total liabilities                                 995,872,140      1,113,266,412
                                                ---------------    ---------------

Shareholders' equity:

Convertible preferred stock                              26,471             18,170
Common stock                                            599,546            528,981
Accumulated other comprehensive income             (207,421,788)      (251,255,309)
Accumulated deficit                                (148,434,915)              --
Additional paid-in capital                          574,579,272        558,585,063
                                                ---------------    ---------------
  Total shareholders' equity                        219,348,586        307,876,905
                                                ---------------    ---------------
  Total liabilities and shareholders' equity    $ 1,215,220,726    $ 1,421,143,317
                                                ===============    ===============



    The accompanying note is an integral part of these financial statements.

                                 CRIIMI MAE INC.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                (UNCONSOLIDATED)

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                               1999            1998 (1)
                                                                          -------------     -------------
Interest income                                                           $ 110,690,836     $  29,577,886
Interest expense                                                             64,546,282        17,548,270
                                                                          -------------     -------------
   Net interest margin                                                       46,144,554        12,029,616
                                                                          -------------     -------------
Equity in earnings from investments                                          11,926,161         2,769,642
Other income                                                                  2,649,745           320,531
General and administrative expenses                                            (794,237)         (100,966)
Amortization of assets acquired in the Merger                                (2,877,576)         (680,717)
Realized loss on reverse repurchase obligation                                       --          (411,831)
Losses on warehouse obligations                                              (8,000,000)      (12,747,783)
Reorganization items:
   Impairment on CMBS                                                      (156,896,831)               --
   Other                                                                    (18,680,629)       (8,500,753)
Write-off of capitalized loan origination costs                                      --        (3,284,037)
                                                                          -------------     -------------
   Subtotal                                                                (172,673,367)      (22,635,914)
                                                                          -------------     -------------
Net (loss) income before dividends accrued or paid on preferred shares     (126,528,813)      (10,606,298)

Dividends accrued or paid on preferred shares                                (5,840,152)       (1,497,978)
                                                                          -------------     -------------
Net (loss) income available to common shareholders                        ($132,368,965)    ($ 12,104,276)
                                                                          =============     =============
Comprehensive (loss) income:
Net (loss) income before dividends paid or accrued on preferred shares    $(126,528,813)      (10,606,298)
Other comprehensive income (loss)                                            43,833,521      (141,543,673)
                                                                          -------------     -------------
   Comprehensive (loss) income                                            $ (82,695,292)    $(152,149,971)
                                                                          =============     =============

(1) The Debtor filed for relief under Chapter 11 on October 5, 1998. Amounts for 1998 represent amounts from October 6, 1998 through December 31, 1998.




    The accompanying note is an integral part of these financial statements.

                                 CRIIMI MAE INC.
                          NOTE TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998
                                (UNCONSOLIDATED)

1.       BASIS OF PRESENTATION

         Generally accepted accounting principles ("GAAP") require that certain entities that meet specific criteria be consolidated with CRIIMI MAE including:
CM Management and Holdings II (Debtors) and CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CRIIMI MAE Holding Inc. (currently inactive), CRIIMI MAE Holding L.P. (currently inactive), CRIIMI, Inc., and CRIIMI MAE CMBS Corporation (Non-Debtors). For purposes of this presentation, CRIIMI MAE accounts for all subsidiaries (those consolidated under GAAP and those accounted for under the equity method under GAAP) using the equity method of accounting.

         All entities that CRIIMI MAE would normally consolidate for GAAP purposes are being accounted for under the equity method of accounting. The equity method of accounting consists of recording an original investment in an investee as the amount originally contributed. Subsequently this balance is increased or decreased for CRIIMI MAE's share of the investee's income or losses, respectively, increased for additional contributions and decreased for distributions received from the investee. CRIIMI MAE's share of the investee's income is recognized as "Equity in earnings from subsidiaries" on the accompanying statements of income.

         In management's opinion, with the exception of those matters discussed above, the financial statements of CRIIMI MAE contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CRIIMI MAE as of December 31, 1999 and 1998, and the unconsolidated results of its operations for the year ended December 31, 1999 and for the period from October 6, 1998 to December 31, 1998.

                      CRIIMI MAE MANAGEMENT INC.
                            BALANCE SHEETS

                                                          DECEMBER 31,
                                                   --------------------------
                                                      1999            1998
                                                   -----------    -----------
Assets:
  Note receivable                                  $ 3,376,468    $ 3,376,468
  Restricted cash and cash equivalents                 261,729        219,338
  Cash and cash equivalents                            926,122        738,837
  Other assets                                       2,969,939      3,332,116
  Equity investments                                12,794,963     19,209,778
                                                   -----------    -----------
    Total assets                                   $20,329,221    $26,876,537
                                                   ===========    ===========
Liabilities:
  Accounts payable and other accrued expenses      $ 2,585,812    $ 2,367,277
  Liabilities subject to Chapter 11 proceedings      6,529,634      6,150,787
                                                   -----------    -----------
    Total liabilities                                9,115,446      8,518,064
                                                   -----------    -----------
Shareholders' equity                                11,213,775     18,358,473
                                                   -----------    -----------
  Total liabilities and shareholders' equity       $20,329,221    $26,876,537
                                                   ===========    ===========





    The accompanying note is an integral part of these financial statements.

                     CRIIMI MAE MANAGEMENT INC.
                       STATEMENTS OF NET LOSS


                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                        1999           1998 (1)
                                                                   -------------  --------------
Interest income - note receivable and short-term interest income   $    335,536    $     89,020
Equity in losses from investments                                    (1,779,018)       (121,359)
                                                                   ------------    ------------
  Total revenue                                                      (1,443,482)        (32,339)
                                                                   ------------    ------------
Interest expense                                                        420,628          89,833
Depreciation and amortization                                           527,948         127,316
General and administrative expenses                                   9,775,772       2,996,531
Reorganization items                                                  2,335,969         833,861
                                                                   ------------    ------------

  Total expenses                                                     13,060,317       4,047,541
                                                                   ------------    ------------

  Net loss                                                         $(14,503,799)   $ (4,079,880)
                                                                   ============    ============


(1) The Debtor filed for relief under Chapter 11 on October 5, 1998. Amounts for 1998 represent amounts from October 6, 1998 through December 31, 1998.


  The accompanying note is an integral part of these financial statements.

                           CRIIMI MAE MANAGEMENT, INC.
                          NOTE TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

1.       BASIS OF PRESENTATION

         In management's opinion, the accompanying financial statements of CM Management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CM Management on a stand-alone basis as of December 31, 1999 and 1998 and the results of its operations for the year ended December 31, 1999 and for the period from October 6, 1998 to December 31, 1998, in accordance with generally accepted accounting principles.

                          CRIIMI MAE HOLDINGS II, L.P.
                                 BALANCE SHEETS


                                                            DECEMBER 31,
                                                     ----------------------------
                                                         1999            1998
                                                     ------------    ------------
Assets:
Subordinated CMBS, at fair value                     $ 38,211,075    $ 43,001,454
Interest receivable                                       377,936       1,064,071
Cash                                                          100             100
                                                     ------------    ------------
  Total assets                                       $ 38,589,111    $ 44,065,625
                                                     ============    ============
Liabilities:

LIABILITIES NOT SUBJECT TO CHAPTER 11 PROCEEDINGS:
 Collateralized mortgage obligations                 $ 39,256,952    $       --
 Payables and accrued expenses                            541,360         209,213
LIABILITIES SUBJECT TO CHAPTER 11 PROCEEDINGS:
 Variable-rate secured borrowings                            --        40,132,693
                                                     ------------    ------------
  Total liabilities                                    39,798,312      40,341,906
                                                     ------------    ------------
Partners' equity:
 Contributed capital                                    4,856,143       5,927,429
 Accumulated other comprehensive income                (6,065,344)     (2,203,710)
                                                     ------------    ------------
  Total partners' (deficit) equity                     (1,209,201)      3,723,719
                                                     ------------    ------------
  Total liabilities and partners' equity             $ 38,589,111    $ 44,065,625
                                                     ============    ============



    The accompanying note is an integral part of these financial statements.

                          CRIIMI MAE HOLDINGS II, L.P.
                 STATEMENTS OF NET LOSS AND COMPREHENSIVE INCOME


                                          FOR THE YEARS ENDED DECEMBER 31,
                                               1999           1998 (1)
                                            -----------     -----------
Interest income:
   Subordinated CMBS                        $ 3,186,441     $   753,860

Interest expense:
   Collateralized bond obligations-CMBS       1,217,307              --
   Variable-rate secured borrowings-CMBS      1,336,421         564,635
                                            -----------     -----------
     Total interest expense                   2,553,728         564,635
                                            -----------     -----------
   Net interest margin                          632,713         189,225
                                            -----------     -----------
Other investment income                             165              --
General and administrative expenses             (74,999)             --
Reorganization costs                           (944,845)       (209,213)
                                            -----------     -----------
   Subtotal                                  (1,019,679)       (209,213)
                                            -----------     -----------
   Net loss                                 $  (386,966)    $   (19,988)
                                            ===========     ===========
   Other comprehensive loss                  (3,861,634)     (1,118,369)
                                            -----------     -----------
   Comprehensive loss                       $(4,248,600)    $(1,138,357)
                                            ===========     ===========





(1) The Debtor filed for relief under Chapter 11 on October 5, 1998. Amounts for 1998 represent amounts from October 6, 1998 through December 31, 1998.










    The accompanying note is an integral part of these financial statements.

                          CRIIMI MAE HOLDINGS II, L.P.
                          NOTE TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998

1.       BASIS OF PRESENTATION

         Holdings II's CMBS (2 tranches from CMM 98-1) are carried as investments in loans at cost basis in CRIIMI MAE's consolidated financial statements. (See Notes 3 and 6 for discussion of this accounting.) On a stand-alone basis, generally accepted accounting principles require that Holdings II's investment in CMBS be carried as securities (as opposed to loans) at fair value.

         In management's opinion, the accompanying unaudited financial statements of Holdings II contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Holdings II on a stand-alone basis as of December 31, 1999 and 1998 and the results of its operations for the year ended December 31, 1999 and for the period from October 6, 1998 to December 31, 1998.

                                 EXHIBIT INDEX

3(e) Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. reclassifying 150,000 shares of the Corporation's "Series A Cumulative Convertible Preferred Stock" to authorized but unissued shof the Corporation's preferred stock.

3(k) Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. designating 1,610,000 shares of the Company's Preferred Stock as "Series F Redeemable Cumulative Dividend Preferred Stock".

27       Financial Data Schedule

99(d) Order Extending the Debtor's Exclusive Periods to File a Plan of Reorganization and Solicit Acceptances Thereof Pursuant to 11 U.S.C. Sec. 1121(d) entered on February 2, 1999.

99(cc) Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered on November 10, 1999.

99(dd) Stipulation and Consent Order Providing for Adequate Protection (Merrill Lynch Mortgage Capital Inc.) entered on December 3, 1999.

99(ee) Stipulation and Consent Order Regarding Adversary Proceeding (Morgan Stanley and Co. International Limited) entered on February 24, 2000.

99(ff) Second Stipulation and Agreed Order (i) Authorizing Use of Cash Collateral and (ii) Granting Other Relief entered on March 28, 2000.

99(gg) Stipulation of Dismissal with Prejudice of Adversary Proceeding (Morgan Stanley and Co. International Limited) entered on March 3, 2000.

99(hh) Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered January 27, 2000.

99(ii) Stipulation and Order Regarding Proceeds Received by the Debtor from the Sale of the Wells Fargo Bonds entered on February 28, 2000.