Form 10-K/A
period 1999-12-31
CRIIMI MAE INC
filed 2000-04-20
CIK 847322

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                          __________________
                              FORM 10-K/A 1
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                          __________________

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

                           __________________

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
Title of each class                                   which registered
-------------------                             -----------------------------
Common Stock                                     New York Stock Exchange, Inc.
Series B Cumulative Convertible                  New York Stock Exchange, Inc.
  Preferred Stock
Series F Redeemable Cumulative Dividend          New York Stock Exchange, Inc.
  Preferred Stock

          Securities registered pursuant to Section 12(g) of the Act:

                                    None
                            __________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [ ]

     As of March 15, 2000, 62,353,170 shares of CRIIMI MAE Inc. common stock (voting) with a par value of $0.01 were outstanding. The aggregate market value (based upon the last reported sale price on the New York Stock Exchange on March 15, 2000) of the shares of CRIIMI MAE Inc. common stock (voting) held by non-affiliates was approximately $61,807,108. (For purposes of calculating the previous amount only, all directors and executive officers of the registrant are assumed to be affiliates.)
                          __________________

                  Documents Incorporated By Reference

                                 None.

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

     In connection with the Plan, substantially all cash flows are expected to be used to satisfy principal, interest and fee obligations under the New Debt. The $275 million secured financing would provide for (i) interest at a rate of one month LIBOR plus 3.25%, (ii) principal prepayment/amortization obligations,
(iii) extension fees after two years and (iv) maturity on the fourth anniversary of the effective date of the Plan. The Plan contemplates that the $35 million secured financing would provide for terms similar to those referenced in the preceding sentence; however, the proposed lender has not agreed to any terms of the $35 million secured financing and there can be no assurance that an agreement for this financing will be obtained or that, if obtained, the terms will be as referenced above. The approximate $155 million secured financing would be effected through the issuance of two series of secured notes under two separate indentures. The first series of secured notes, representing an aggregate principal amount of approximately $105 million, would provide for (i) interest at a rate of 11.75% per annum, (ii) principal prepayment/amortization obligations, (iii) extension fees after four years and (iv) maturity on the fifth anniversary of the effective date of the Plan. The second series of secured notes, representing an aggregate principal amount of approximately $50 million, would provide for (i) interest at a rate of 13% per annum with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees after four years, and (iii) maturity on the sixth anniversary of the effective date of the Plan. The New Debt described above will be secured by substantially all of the assets of the Company.
It is contemplated that there will be restrictive covenants, including financial covenants, in connection with the New Debt.

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

     Master Servicing

     A master servicer typically provides administrative and reporting services to the trustee with respect to a particular issuance of CMBS. Mortgage loans underlying CMBS generally are serviced by a number of primary servicers. Under most master servicing arrangements, the primary servicers retain primary responsibility for administering the mortgage loans and the master servicer acts as an intermediary in overseeing the work of the primary servicers, monitoring their compliance with the standards of the issuer of the related CMBS and consolidating the servicers' respective periodic accounting reports for transmission to the trustee. When acting as master servicer of a CMBS pool, CMSLP has greater control over the mortgage assets underlying its Subordinated CMBS, including the authority to (i)-collect monthly principal and interest payments (either from a direct servicer or directly from borrowers)-on loans comprising a CMBS pool and remit such amounts to the pool trustee, (ii)-oversee the performance of sub-servicers and (iii)-report to trustees. As master servicer, CMSLP is usually paid a fee and can earn float income on the deposits it holds. In addition to this fee and float income, the master servicer typically has more direct and regular contact with borrowers than the special servicer. As of December 31, 1999, CMSLP remained master servicer on three CMBS portfolios representing commercial mortgage loans with an aggregate principal amount of approximately $2.3-billion.

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



                                Weighted                                         Range of         Amortized      Amortized
                   Face         Average        Weighted       Fair Value      Discount Rates      Cost as        Cost as
                 Amount as      Pass-Through   Average          as of             Used to         of             of
Security        of 12/31/99        Rate        Life (1)        12/31/99       Calculate Fair       12/31/99       12/31/98
Rating              (in                                           (in            Value (2)        (in            (in
                 millions)                                    millions)                           millions)      millions)
                                                                 (2)
-----------     ------------    -----------    ---------     -------------    ----------------    -----------    -----------

A (3)            $    62.6            7.0%       6 years        $    54.5                9.8%      $ 57.4        $     57.0

BBB (3)              150.6            7.0%      12 years            116.1               10.5%       127.7             126.9

BBB-(3)              115.2            7.0%      12 years             82.6               11.4%        93.5              92.8

BB+                  394.6            7.0%      13 years            255.3         11.4%-13.2%       305.5             317.9

BB                   279.0            6.9%      14 years            192.8         11.8%-13.9%       206.1             259.1

BB-                   89.1            6.8%      14 years             51.2         13.2%-14.9%        58.6              72.6

B+                   128.7            6.7%      16 years             63.7         14.5%-15.9%        82.1              93.0

B                    300.2            6.6%      16 years            141.3         15.5%-17.2%       178.2             208.9

B-                   198.7            6.7%      17 years             84.9         16.0%-19.4%        98.1             106.7

CCC                   92.0            6.8%      19 years             23.2         25.0%-30.0%        32.5              36.0

Unrated (4)          477.4            5.9%      20 years            113.7         26.0%-32.0%       134.4             159.0
               ------------    -----------    -----------     -------------   ---------------    -----------       ----------

Total (5) (6)     $2,288.1            6.7%      15 years         $1,179.3                        $1,374.1 (7)      $1,529.9
               =============   ============   ===========     =============                      ============      ===========



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

     Type and Geographic Location of Loans. As of December 31, 1999 and 1998, the mortgage loans underlying the Company's CMBS portfolio were secured by properties of the types and at the locations identified below:

Property Type                     1999(1)      1998(1)        Geographic Location(2)       1999(1)        1998(1)
--------------------------        -------      -------        ----------------------       -------        -------

Multifamily...............          32%          31%          California..............        17%            16%
Retail....................          29%          28%          Texas...................        13%            12%
Office....................          13%          15%          Florida.................         8%             7%
Hotel.....................          14%          13%          New York................         5%             6%
Other.....................          12%          13%          Other(3)................        57%            59%
                                 -------      -------                                      -------        -------
  Total...................         100%         100%            Total.................       100%           100%
                                 ========     ========                                     ========       ========

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


                                                                       Amortized          Original           December. 31, 1999
                                    Face Amount       Fair Value (2)     Cost        Anticipated Yield       Anticipated Yield
Pool (1)                           (in millions)      (in millions)  (in millions)    to Maturity (3)        to Maturity (3)(4)
------------------------------     -------------    --------------    ------------    -----------------    ---------------------

Retained Securities from
   CRIIMI 1996 C1 (CBO-1)              $  111.3          $   42.4        $   45.0             19.5%                20.6%(5)

DLJ Mortgage Acceptance Corp.
   Series 1997 CF2 Tranche
   B-30C (7)                                6.2              17.4            17.4              8.2%                 8.2%

Nomura Asset Securities Corp.
   Series 1998-D6 Tranche B7               46.5              10.8            16.9             12.0%                12.0%

Retained Securities from
   CRIIMI 1998 C1 (CBO-2)               1,427.2             741.0           927.1             10.3%                10.2%(6)

Mortgage Capital Funding, Inc.
   Series 1998-MC1 (7)                    151.8              89.8            89.8              8.9%                 9.0%

Chase Commercial Mortgage
Securities Corp.
   Series 1998-1 (7)                       81.8              44.3            44.3              8.8%                 8.8%

First Union/Lehman Brothers
   Series 1998 C2 (7)                     289.7             141.3           141.3              8.9%                 9.0%

Morgan Stanley Capital I., Inc.
   Series 1998-WF2 (7)                     87.0              47.2            47.2              8.5%                 8.6%(6)

Mortgage Capital Funding, Inc.
   Series 1998-MC2 (7)                     85.8              45.1            45.1              8.7%                 8.8%
                                   -------------    --------------    ------------    -----------------       ------------------
                                       $2,287.3          $1,179.3        $1,374.1              9.7%(1)             10.1%(1)
                                   =============    ==============    ============    =================       ==================

     (2) CRIIMI MAE, through CMSLP, performs servicing functions on a total CMBS pool of approximately $28 billion as of December 31, 1999. Of the $28 billion of mortgage loans, approximately $273.3 million are being specially serviced, of which approximately $167.5 million are being specially serviced due to payment default (including $26.8 million of Real Estate Owned) and the remainder is being specially serviced due to non-financial covenant default. Through December 31, 1999, CMSLP has resolved and transferred out of special servicing approximately $439.9 million of the approximately $713.1 million that has been transferred into special servicing. Through December 31, 1999, actual losses on mortgage loans underlying the CMBS transactions are lower than the Company's original loss estimates. See "BUSINESS-Servicing" and Note 5 of the Notes to Consolidated Financial Statements for a discussion of the transfer of special servicing to ORIX.

     (3) Fair value has been calculated as described above in footnote (1) to the table on CMBS Fair Value.

     (4) Represents the anticipated weighted average unleveraged yield over the expected average life of the Company's Subordinated CMBS portfolio as of the date of acquisition and December 31, 1999, respectively, based on management's estimate of the timing and amount of future credit losses and prepayments.

     (5) Unless otherwise noted, changes in the December 31, 1999 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions relating to mortgage collateral.

     (6) The increase in the anticipated yield resulted from the reallocation of a portion of the CBO-1 asset basis in conjunction with the CBO-2 resecuritization. In addition, while it had no impact on the anticipated yield, the unrated bond from CBO-1 experienced an approximately $1.6 million principal write-down in 1999 due to a loss on the foreclosure of two underlying loans.

     (7) On October 6, 1998, Morgan Stanley and Co. International Limited ("Morgan Stanley") advised CRIIMI MAE that it was exercising alleged ownership rights over certain classes of CMBS it held as collateral. In the first quarter of 1999, the Company agreed to cooperate in selling two classes of investment grade CMBS issued by CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (the "CBO-2 BBB Bonds") and to suspend litigation with Morgan Stanley with respect to these CMBS. On March 5, 1999, the CBO-2 BBB Bonds with a $205.8 million face amount and a coupon rate of 7% were sold in a transaction that was accounted for as a financing by the Company rather than a sale. Of the $159.0 million in proceeds, $141.2 million was used to repay amounts due under the agreement with Morgan Stanley, and $17.8 million was paid to CRIIMI MAE. CRIIMI MAE and Morgan Stanley reached an agreement that called for the sale of seven classes of subordinated CMBS and a related unrated bond, issued by Morgan Stanley Capital Inc. Series 1998-WF2 (the "Wells Fargo Bonds"). The agreement was approved by the Bankruptcy Court on February 24, 2000. On February 29, 2000, the Wells Fargo Bonds were sold. Of the approximately $45.9 million in net sale proceeds, $37.5 million was used to pay off all outstanding borrowings owed to Morgan Stanley and the remaining proceeds of approximately $8.4 million will be used primarily to help fund CRIIMI MAE's Plan.

     (8) As discussed further in Note 5 of the Notes to Consolidated Financial Statements, under the Plan the Company intends to sell these CMBS pools and as such, impairment was recognized as of December 31, 1999 related to these CMBS. The impairment resulted in the cost basis being written down to fair value as of December 31, 1999. As a result of this new basis, these bonds have new yields effective the first quarter of 2000.

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

     As of December 31, 1999 and 1998, the originated mortgage loans were secured by properties of the types and at the locations identified below:


Property Type                     1999(1)      1998(1)        Geographic Location(2)       1999(1)        1998(1)
----------------------------      -------      -------        ----------------------       -------        -------

Multifamily.................         37%          38%          Michigan.............          20%            20%
Hotel.......................         26%          26%          Texas................           7%             8%
Retail......................         20%          20%          Illinois.............           7%             7%
Office......................         11%          11%          California...........           6%             6%
Other.......................          6%           5%          Maryland.............           6%             6%
                                  -------      --------
    Total.......................   100%          100%          Connecticut..........           6%             6%
                                                               Florida..............           5%             5%
                                                               Other(3).............          43%            42%
                                                                                          --------        --------
                                                                 Total..............         100%           100%

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

                                         CRIIMI MAE INC.

March 24, 2000                           /s/ William B. Dockser


                                             --------------------------
                                             William B. Dockser
                                             Chairman of the Board and
                                             Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 24, 2000                         /s/ William B. Dockser


                                           ---------------------------
                                           William B. Dockser
                                           Chairman of the Board and
                                           Principal Executive Officer




April 11, 2000                         /s/ H. William Willoughby


                                           -----------------------
                                           H. William Willoughby
                                           Director, President and
                                           Secretary



April 14, 2000                         /s/ Cynthia O. Azzara


                                           -------------------------------
                                           Cynthia O. Azzara
                                           Senior Vice President, Chief
                                           Financial Officer and Principal
                                           Accounting Officer



March 24, 2000                         /s/ Garrett G. Carlson, Sr.


                                           -----------------------
                                           Garrett G. Carlson, Sr.
                                           Director



March 24, 2000                         /s/ G. Richard Dunnells


                                           -------------------
                                           G. Richard Dunnells
                                           Director



March 24, 2000                         /s/ Robert Merrick


                                           --------------
                                           Robert Merrick
                                           Director



March 24, 2000                         /s/ Robert E. Woods


                                           ---------------
                                           Robert E. Woods
                                           Director

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

     In connection with the Plan, substantially all cash flows are expected to be used to satisfy principal, interest and fee obligations under the New Debt. The $275 million secured financing would provide for (i) interest at a rate of one month LIBOR plus 3.25%, (ii) principal prepayment/amortization obligations,
(iii) extension fees after two years and (iv) maturity on the fourth anniversary of the effective date of the Plan. The Plan contemplates that the $35 million secured financing would provide for terms similar to those referenced in the preceding sentence; however, the proposed lender has not agreed to any terms of the $35 million secured financing and there can be no assurance that an agreement for this financing will be obtained or that, if obtained, the terms will be as referenced above. The approximate $155 million secured financing would be effected through the issuance of two series of secured notes under two separate indentures. The first series of secured notes, representing an aggregate principal amount of approximately $105 million, would provide for (i) interest at a rate of 11.75% per annum, (ii) principal prepayment/amortization obligations,(iii) extension fees after four years and (iv) maturity on the fifth anniversary of the effective date of the Plan. The second series of secured notes, representing an aggregate principal amount of approximately $50 million, would provide for (i) interest at a rate of 13% per annum with additional interest at the rate of 7% per annum accreting over the debt term,(ii) extension fees after four years, and (iii) maturity on the sixth anniversary of the effective date of the Plan. The New Debt described above will be secured by substantially all of the assets of the Company. It is contemplated that there will be restrictive covenants, including financial covenants, in connection with the New Debt.

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

                                SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Form 10-K/A 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CRIIMI MAE INC.

April 20, 2000                         /s/ William B. Dockser


                                           ---------------------------
                                           William B. Dockser
                                           Chairman of the Board and
                                           Principal Executive Officer