Form 10-Q
period 2000-03-31
CRIIMI MAE INC
filed 2000-05-22
CIK 847322

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                              __________________

For the quarter ended March 31, 2000              Commission file number 1-10360

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

                                     None
                              __________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding as of May 9, 2000
                  -----                    -----------------------------
       Common Stock, $0.01 par value                 62,353,170

                                CRIIMI MAE INC.

                         Quarterly Report on Form 10-Q

                                                                                          Page
                                                                                          ----
PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - as of March 31, 2000
           (unaudited) and December 31, 1999............................................     3

          Consolidated Statements of Income and Comprehensive Income - for the three
           months ended March 31, 2000 and 1999 (unaudited).............................     4

          Consolidated Statements of Changes in Shareholders' Equity - for the three
           months ended March 31, 2000 (unaudited)......................................     5

          Consolidated Statements of Cash Flows - for the three months ended
           March 31, 2000 and 1999 (unaudited)..........................................     6

          Notes to Consolidated Financial Statements (unaudited)........................     7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................................    61

Item 2A.  Quantitative and Qualitative Disclosures about Market Risk....................    73


PART II.  Other Information

Item 1.   Legal Proceedings.............................................................    74

Item 2.   Changes in Securities.........................................................    74

Item 3.   Defaults Upon Senior Securities...............................................    74

Item 4.   Submission of Matters to a Vote of
           Security Holders.............................................................    74

Item 5.   Other Information.............................................................    74

Item 6.   Exhibits and Reports on Form 8-K..............................................    74

Signatures..............................................................................    75

                                    PART I

ITEM 1.   FINANCIAL STATEMENTS

                                CRIIMI MAE INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              March 31,        December 31,
                                                                                2000              1999
                                                                          ----------------   ----------------
                                                                             (Unaudited)
Assets:
 Mortgage assets:
  Subordinated CMBS, at fair value                                       $   1,153,691,004   $  1,179,270,306
  Insured mortgage securities, at fair value                                   389,998,612        394,857,239
  Investment in originated loans, at amortized cost                            467,951,614        470,204,780
 Equity investments                                                             34,375,814         34,929,523
 Receivables                                                                    74,921,239         69,483,337
 Other assets                                                                   49,136,974         53,276,333
 Short term investments, at fair value                                           1,233,216                  -
 Restricted cash and cash equivalents                                           53,280,436         38,036,624
 Other cash and cash equivalents                                                56,520,588         53,603,104
                                                                          ----------------   ----------------
Total assets                                                              $  2,281,109,497   $  2,293,661,246
                                                                          ================   ================
Liabilities:
 Liabilities not subject to Chapter 11 proceedings:
 Securitized mortgage obligations:
 ---------------------------------
  Collateralized bond obligations-CMBS                                    $    278,904,376   $    278,165,968
  Collateralized mortgage obligations-
   insured mortgage securities                                                 373,258,851        378,711,602
  Collateralized mortgage obligations-
   originated loans                                                            397,980,878        399,768,513
  Payables and accrued expenses                                                 33,048,099         29,886,888
Liabilities subject to Chapter 11 proceedings:
Secured:
--------
 Variable-rate secured borrowings-CMBS                                         688,859,967        732,904,775
 Other financing facilities                                                      3,050,000          3,050,000
 Payables and accrued expenses                                                  29,900,465         26,455,952
Unsecured:
----------
 Senior unsecured notes                                                        100,000,000        100,000,000
 Other financing facilities                                                     89,749,522         89,749,522
 Payables and accrued expenses                                                  39,677,876         35,619,440
                                                                          ----------------   ----------------
Total liabilities                                                            2,034,430,034      2,074,312,660
                                                                          ----------------   ----------------
Shareholders' equity:
 Convertible preferred stock, $0.01 par; 25,000,000
  shares authorized; 2,383,336 and 2,647,124 shares                                 23,833             26,471
  issued and outstanding, respectively
 Common stock, $0.01 par; 120,000,000 shares
  authorized; 62,353,170 and 59,954,604 shares                                     623,532            599,546
  issued and outstanding, respectively
 Accumulated other comprehensive income                                       (184,133,647)      (207,421,788)
 Accumulated deficit                                                          (144,399,304)      (148,434,915)
 Additional paid-in capital                                                    574,565,049        574,579,272
                                                                          ----------------   ----------------
Total shareholders' equity                                                     246,679,463        219,348,586
                                                                          ----------------   ----------------
Total liabilities and shareholders' equity                                $  2,281,109,497   $  2,293,661,246
                                                                          ================   ================

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                                CRIIMI MAE INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                                                                     For the three months ended March 31,
                                                                                          2000                  1999
                                                                                    ---------------         ---------------
Interest income:
  Subordinated CMBS                                                                 $    39,169,771         $    38,485,145
  Insured mortgage securities                                                             7,797,201               8,900,308
  Originated loans                                                                        8,487,626               8,840,827
                                                                                    ---------------         ---------------
  Total interest income                                                                  55,454,598              56,226,280
                                                                                    ---------------         ---------------
Interest and related expenses:
  Fixed-rate collateralized bond obligations-CMBS                                         6,486,212               3,500,520
  Fixed-rate collateralized mortgage obligations-
     insured                                                                              7,046,932               8,404,272
  Fixed-rate collateralized mortgage obligations-
     originated loans                                                                     6,758,121               6,562,908
  Fixed-rate senior unsecured notes                                                       2,281,251               2,281,251
  Variable-rate secured borrowings-CMBS                                                  12,721,095              13,970,373
  Other financing facilities                                                              1,921,341               1,709,606
                                                                                    ---------------         ---------------
  Total interest expense                                                                 37,214,952              36,428,930
                                                                                    ---------------         ---------------
Net interest margin                                                                      18,239,646              19,797,350
                                                                                    ---------------         ---------------
  Equity in (losses) from investments                                                       (11,916)             (1,606,632)
  Other income                                                                              336,685                 636,032
  Net gain on mortgage security dispositions                                                 15,477                 807,204
  Gain on originated loan dispositions                                                            -                 101,400
  General and administrative expenses                                                    (3,138,757)             (2,634,114)
  Amortization of assets acquired in the Merger                                            (719,394)               (719,394)
  Unrealized gain on warehouse obligation                                                         -               3,946,475
  Reorganization items
     Other                                                                               (4,248,455)             (5,507,838)
     Impairment on CMBS                                                                  (3,443,759)                    -
     Loss on Sale of CMBS                                                                (1,354,026)                    -
                                                                                    ---------------         ---------------
                                                                                        (12,564,145)             (4,976,867)
                                                                                    ---------------         ---------------
  Net income before dividends accrued
     on preferred shares                                                                  5,675,501              14,820,483

  Dividends accrued on preferred shares                                                  (1,639,890)             (1,403,534)
                                                                                    ---------------         ---------------
  Net income available to common shareholders                                       $     4,035,611         $    13,416,949
                                                                                    ===============         ===============
  Net income available to common shareholders per common share:
     Basic                                                                          $          0.07         $          0.25
                                                                                    ===============         ===============
     Diluted                                                                        $          0.06         $          0.23
                                                                                    ===============         ===============
  Shares used in computing basic earnings per share                                      61,515,061              53,008,855

  Comprehensive Income:
  Net Income before dividends paid or accrued on preferred shares                   $     5,675,501         $    14,820,483
  Other comprehensive Income (Loss)                                                      23,288,141              (8,672,410)
                                                                                    ---------------         ---------------
     Comprehensive Income                                                           $    28,963,642         $     6,148,073
                                                                                    ===============         ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                                CRIIMI MAE INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the three months ended March 31, 2000
                                  (Unaudited)


                                                             Accumulated
                                     Preferred    Common        Other                                                      Total
                                     Stock Par    Stock Par   Comprehensive  Additional paid-  Accumulated  Treasury   Shareholders'
                                       Value       Value        Income         in Capital        Deficit      Stock       Equity
                                     ---------    ---------   -------------  ---------------  -----------   ---------  ------------
Balance at December 31, 1999       $    26,471   $  599,546   $(207,421,788) $   574,579,272  $(148,434,915) $   -     $219,348,586
  Net income                                 -            -               -                -      5,675,501      -        5,675,501
  Dividends accrued on preferred
    shares                                   -            -               -                -     (1,639,890)     -       (1,639,890)
  Conversion of preferred shares
    into common shares                  (2,638)      23,966               -          (21,328)             -      -                -
  Common shares issued                       -           20               -            7,105              -      -            7,125
  Adjustment to unrealized losses
    on investments                           -            -      23,288,141                -              -      -       23,288,141
                                   -----------   ----------   -------------  ---------------  -------------  -----     ------------
Balance at March 31, 2000          $    23,833   $  623,532   $(184,133,647) $   574,565,049  $(144,399,304) $   -     $246,679,463
                                   ===========   ==========   =============  ===============  =============  =====     ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                CRIIMI MAE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                          For the three months ended March 31,
                                                                           2000                        1999
                                                                      --------------             --------------
Cash flows from operating activities:
 Net income                                                           $  5,675,501               $  14,820,483
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Amortization of discount and deferred financing
      costs on debt                                                      2,050,200                   1,506,528
    Amortization of assets acquired in the Merger                          719,394                     719,394
    Depreciation and other amortization                                    340,003                     856,990
    Discount amortization on mortgage assets                            (2,597,373)                    (64,874)
    Net gains on mortgage security dispositions                            (15,477)                   (807,204)
    Gain on originated loan dispositions                                         -                    (101,400)
    Equity in losses from investments                                       11,916                   3,408,138
    Unrealized gain on warehouse obligation                                      -                  (3,946,475)
    Change in reorganization items accrual                               1,853,557                   1,464,221
    Impairment on CMBS                                                   3,443,759                           -
    Loss on sale of CMBS                                                 1,354,026                           -
    Changes in assets and liabilities:
      Increase in restricted cash and cash equivalents                 (15,243,812)                (19,913,914)
      Increase in receivables and other assets                          (2,886,775)                 (2,867,706)
      Increase in payables and accrued expenses                          7,170,713                   3,351,458
                                                                      ------------               -------------
    Net cash provided by (used in) operating activities                  1,875,632               $  (1,574,361)
                                                                      ------------               -------------
Cash flows from investing activities:
  Proceeds from mortgage securities dispositions                         4,623,106                  35,958,198
  Proceeds from the sale of CMBS, net                                    8,434,640                  17,309,207
  Distributions received from AIM Investments                              447,680                           -
  Receipt of principal payments                                          3,222,887                   3,233,261
  Purchase of short term investments, net                               (1,233,216)                          -
                                                                      ------------               -------------
    Net cash provided by investing activities                           15,495,097                  56,500,666
                                                                      ------------               -------------
Cash flows from financing activities:
  Principal payments on debt obligations                               (14,453,245)                (46,036,504)
  Proceeds from issuance of common stock                                         -                       7,125
                                                                      ------------               -------------
Net cash used in financing activities                                  (14,453,245)                (46,029,379)
                                                                      ------------               -------------
Net increase in other cash and cash equivalents                          2,917,484                   8,896,926

Other cash and cash equivalents, beginning of period                    53,603,104                  24,180,072
                                                                      ------------               -------------
Other cash and cash equivalents, end of period                        $ 56,520,588               $  33,076,998
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

     The Company's business is subject to a number of risks and uncertainties including, but not limited to: (1) the effect of the Chapter 11 filing and substantial doubt as to the Company's ability to continue as a going concern;
(2) risks related to the Recapitalization Financing under the Company's Third Amended Joint Plan of Reorganization; (3) risk of loss of REIT status; (4) taxable mortgage pool risk; (5) risk of phantom income resulting in additional tax liability; (6) the effect of rate compression on the market price of the Company's stock; (7) substantial leverage; (8) inherent risks in owning Subordinated CMBS; (9) the limited protection provided by hedging transactions;
(10) risk of foreclosure on CMBS assets; (11) the limited liquidity of the CMBS market; (12) pending litigation; (13) risk of being considered an investment company; (14) possible effects of an economic recession on losses and defaults;
(15) borrowing risks; (16) the effect of the yield curve on income; and (17) risks associated with the trader election including those referenced in "2000 Taxable Income (Loss)/ Taxable Distribution Requirements" below.

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

     The Company's independent public accountants have issued a report on the Company's 1999 financial statements expressing substantial doubt about the Company's ability to continue as a going concern. In addition, the Company has been advised by its independent public accountants that, if the Company's plan of reorganization plan is not approved by the Bankruptcy Court prior to the completion of their audit of the Company's financial statements for the year ended December 31, 2000, the auditors' report on those financial statements will continue to be modified to express substantial doubt about the Company's ability to continue as a going concern.

     CRIIMI MAE is working diligently toward emerging from bankruptcy as a successfully reorganized company. In furtherance of such effort, the Debtors filed (i) a Joint Plan of Reorganization on September 22, 1999, (ii) an Amended Joint Plan of Reorganization and proposed Joint Disclosure Statement on December 23, 1999, (iii) a Second Amended Joint Plan of Reorganization and proposed Amended Joint Disclosure Statement on March 31, 2000 and a Third Amended Joint Plan of Reorganization (the "Plan") and proposed Second Amended Joint Disclosure Statement (the "Proposed Disclosure Statement" on April 25, 2000. The Plan was filed with the support of the Official Committee of Equity Security Holders of CRIIMI MAE (the "Equity Committee"), which is a co-proponent of the Plan. Subject to the completion of mutually acceptable documentation evidencing the secured financing to be provided by the unsecured creditors (the "Unsecured Creditor Debt Documentation"), the Official Committee of Unsecured Creditors of CRIIMI MAE (the "Unsecured Creditors' Committee") has agreed to support confirmation of the Debtors' Plan. The Company, the Equity Committee and the Unsecured Creditors' Committee are now all proceeding toward confirmation of the Plan. Under the Plan, Merrill Lynch and German American Capital Corporation ("GACC"), two of the Company's largest secured creditors, would provide a significant portion of the recapitalization financing contemplated by the Plan. The Bankruptcy Court scheduled a hearing for April 25 and 26, 2000 on approval of the Proposed Disclosure Statement. During that hearing, the Bankruptcy Court requested the filing of additional legal briefs by May 9, 2000 on two issues raised at the hearing. The issues raised relate to an objection to the Company's disclosure statement filed by Salomon Smith Barney Inc. and Citicorp Real Estate, Inc.

(together "SSB"). On May 9, 2000, CRIIMI MAE filed its legal brief with the court, as did SSB. In addition, the Equity Committee filed a brief in support of CRIIMI MAE's position and the Unsecured Creditors Committee filed two briefs also in support of CRIIMI MAE's position. The SSB objection is the only objection to CRIIMI MAE's disclosure statement pending before the Bankruptcy Court. Once the Disclosure Statement has been approved by the Bankruptcy Court, the Plan, together with the Disclosure Statement and ballots, will be sent to all impaired creditors and equity holders for acceptance or rejection.

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

     The Plan also contemplates that the holders of the Company's common stock will retain their stock. Under the Plan, no cash dividends, other than a maximum of $4.1 million to preferred shareholders, can be paid to existing shareholders. Subject to the respective acceptances of the Plan by the holders of the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and the Series F Redeemable Cumulative Dividend Preferred Stock (the "Series F Preferred Stock" or "junior preferred stock"), the Plan contemplates an amendment to their respective relative rights and preferences to permit the payment of accrued and unpaid dividends in cash or common stock, at the Company's election. The Plan further contemplates amendments to the relative rights and preferences of the Series D Cumulative Convertible Preferred Stock (the "Series D Preferred Stock"), through an exchange of Series D Preferred Stock for Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock"), similar to those amendments effected in connection with the recent exchange of the former Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for Series E Preferred Stock.

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

Effect of Chapter 11 Filing on REIT Status and Other Tax Matters

     REIT Status.

     CRIIMI MAE is required to meet income, asset, ownership and distribution tests to maintain its REIT status. The Company believes that it has satisfied the REIT requirements for all years through, and including, 1998. However, due to the uncertainty resulting from its Chapter 11 filing, there can be no assurance that CRIIMI MAE will retain its REIT status for 1999 or subsequent years. If the Company fails to retain its REIT status for any taxable year, it will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, the Company may have insufficient funds to pay such tax and also may be unable to comply with its obligations under the New Debt.

     2000 Taxable Income (Loss)/Taxable Distribution Requirements

     Internal Revenue Service Revenue procedure 99-17 provides securities and commodities traders with the ability to elect mark-to-market treatment for the 2000 tax year and for all future tax years, unless the election is revoked with the consent of the Internal Revenue Service. On March 15, 2000, CRIIMI MAE elected for tax purposes to be classified as a trader in securities effective January 1, 2000. Such trading activity is, or is expected to be, in certain types of mortgage-backed securities, including Subordinated CMBS (the "Trading Assets").

     As a result of its trader election, CRIIMI MAE recognized a mark-to-market tax loss on its Trading Assets on January 1, 2000 of approximately $478 million (the "January 2000 Loss"). Such loss is expected to be recognized evenly over four years beginning with the year 2000. The Company expects such loss to be ordinary.

     Additionally, as a result of its trader election, the Company will be required to mark-to-market its Trading Assets at the end of each tax year, including the year 2000. Any increase or decrease in the value of the Trading Assets as a result of the year-end mark-to-market requirement will generally result in either a tax gain (if an increase in value) or a tax loss (if a decrease in value). Such tax gain or loss, as well as any realized gains or losses from the disposition of Trading Assets during each year, are also expected to be ordinary gains or losses.

     Since gains and losses associated with trading activities are expected to be ordinary, any gains will generally increase taxable income and any losses will generally decrease taxable income (or, if the loss is large enough, eliminate taxable income). Since the Company is a REIT which is generally required to distribute 95% of its taxable income to shareholders, any increases in taxable income from trading activities will generally result in an increase in REIT distribution requirements and any decreases in taxable income from trading activities will generally result in a decrease in REIT distribution requirements (or, if the taxable income is reduced to zero, eliminate REIT distribution requirements).

     Gains and losses from the mark-to-market requirement (including the January 2000 Loss) are unrealized. This creates a mismatch between REIT distribution requirements and cash flow since the REIT distribution requirements will generally fluctuate due to the mark-to-market adjustments, but cash flow from the Company's Trading Assets will not fluctuate as a result of mark-to-market adjustments.

     Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized, but can not be carried back. If a security is marked down because of an increase in interest rates, rather than from credit losses, such mark-to-market losses may be recovered over time. Any recovered mark-to market losses will generally be recognized as taxable income, although there is expected to be no corresponding increase in cash flow.

     There is no assurance that the Company's position with respect to its election as a trader in securities will not be challenged by the IRS, and, if challenged, will be defended successfully by the Company. As such, there is a risk that the January 2000 Loss will be limited or disallowed, resulting in higher tax basis income and a corresponding increase in REIT distribution requirements.

     As a REIT, CRIIMI MAE is generally required to distribute at least 95% of its "REIT taxable income" to its shareholders each year. If CRIIMI MAE is required to make taxable income distributions to its shareholders to satisfy required REIT distributions, all or a substantial portion of these distributions are expected to be in the form of non-cash dividends. There is no assurance that such non-cash dividends would satisfy the REIT distribution requirements.

     It is possible that the Company could experience an "ownership change" within the meaning of Section 382 of the Code. Consequently, its use of net operating losses generated before the ownership change to reduce taxable income after the ownership change may be subject to limitation under Section 382. Generally, the use of net operating losses in any year is limited to the value of the Company's stock on the date of the ownership change multiplied by the long-term tax exempt rate (published by the IRS) with respect to that date.

     See Note 8 for a discussion of differences between financial statement net income (loss) and taxable income (loss).

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

     In determining the Company's taxable income for 1999, distributions declared by the Company on or before September 15, 2000 and actually paid by the Company on or before December 31, 2000 will be considered as dividends paid for the year ended December 31, 1999. The Company anticipates distributing all, or a substantial portion, of its 1999 taxable income in the form of non-cash taxable dividends. There can be no assurance that the Company will be able to make such distributions with respect to its 1999 taxable income. Should CRIIMI MAE terminate or fail to maintain its REIT status during the year ended December 31, 1999, the taxable income for the year ended December 31, 1999 of up to approximately $37.5 million would generate a tax liability of up to $15.0 million.

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

2. INVESTMENT COMPANY ACT OF 1940

     Under the Investment Company Act of 1940, as amended (the "Investment Company Act"), an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. However, as described below, companies that are primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate ("Qualifying Interests") are excluded from the requirements Investment Company Act.

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities and originated loans constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of March 31, 2000, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     In management's opinion, the accompanying consolidated financial statements of CRIIMI MAE, CM Management, Holdings II, CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., and CRIIMI MAE CMBS Corp. contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of March 31, 2000 and December 31, 1999 (audited), the consolidated results of its operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months ended March 31, 2000 and 1999.

     These consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures presented are adequate to make the information not misleading, it is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in CRIIMI MAE's Annual Report filed on Form 10-K for the year ended December 31, 1999 (audited).

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

Reclassifications

     Certain amounts in the consolidated financial statements for the year ended December 31, 1999 and the three months ended March 31, 1999 have been reclassified to conform to the 2000 presentation.

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

     Liabilities Subject to Chapter 11 Proceedings

     Liabilities subject to Chapter 11 proceedings, including claims that become known after the Petition Date, are reported at their expected allowed claim amount in accordance with SFAS No. 5, "Accounting for Contingencies". To the extent that the amounts of claims change as a result of actions in the bankruptcy case or other factors, the recorded amount of liabilities subject to Chapter 11 proceeding will be adjusted. The gain or loss resulting from the entries to record the adjustment will be recorded as a reorganization item. In 1998, the Company wrote off all $2.8 million of debt discounts and deferred debt costs related to liabilities subject to Chapter 11 proceedings which resulted in these liabilities being carried at their face amount.

     Reorganization Items

     Reorganization items are items of income and expense that are realized or incurred by CRIIMI MAE because it is in reorganization. These include, but are not limited to the following:

 .    Short-term interest income that would not have been earned but for the
     Bankruptcy.
 .    Professional fees and similar types of expenditures directly relating to the Chapter 11 proceeding.
 .    Employee Retention Program costs and severance payments.
 .    Loss accruals or realized gains or losses resulting from activities of the reorganization process such as the sale of certain investments, rejection of certain executory contracts and the write-off of debt issuance costs and debt discounts. See Note 5 for further discussion of other than temporary impairment and losses recognized on sales of CMBS.

     For the three months ended March 31, 2000 and 1999, reorganization items were approximately $9.0 million and $5.5 million, respectively. The components of this total are as follows:

Reorganization Items                                Three months ended     Three months ended
--------------------                                  March 31, 2000         March 31, 1999
                                                   ---------------------  ---------------------
Short-term interest income                                  $(1,004,660)            $ (232,400)
Professional fees                                             4,373,268              5,140,000
Employee Retention Program accrued costs                        279,349                542,897
Other                                                           600,498                 57,341
                                                            -----------             ----------
    Subtotal                                                  4,248,455              5,507,838
Impairment on CMBS                                            3,443,759                     --
Loss on sale of CMBS                                          1,354,026                     --
                                                            -----------             ----------
Total                                                       $ 9,046,240             $5,507,838
                                                            ===========             ==========

     Condensed Financial Statements

     In accordance with SOP 90-7, the three debtor entities, CRIIMI MAE, CM Management and Holdings II, are required to present condensed financial statements for the period January 1, 2000 through March 31, 2000. (See Note
18).

Other Cash and Cash Equivalents

     Cash and cash equivalents consist of U.S. Government and agency securities, certificates of deposit, time deposits and commercial paper with original maturities of three months or less.

Restricted Cash and Cash Equivalents

     Restricted cash and cash equivalents consist of cash, certificates of deposit and interest bearing securities maturing within three months from the date of purchase that have been legally restricted pursuant to various stipulation and consent orders providing for adequate protection with certain of the Company's creditors or due to agreements that require certain CMBS interest income and/or CMBS sales proceeds to be held in segregated accounts. In addition, restricted cash and cash equivalents include balances held in separate trusts controlled by a trustee for the benefit of employees. See Note 16 "Litigation-Bankruptcy Related Litigation" for further discussion of these arrangements.

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

Income Recognition and Carrying Basis

     Subordinated CMBS

     CRIIMI MAE recognizes income from Subordinated CMBS using the effective interest method, using the anticipated yield over the projected life of the investment. Changes in anticipated yields are generally calculated due to revisions in estimates of future credit losses, actual losses incurred, revisions in estimates of future prepayments and actual prepayments received. Changes in anticipated yield resulting from prepayments are recognized through a cumulative catch-up adjustment at the date of the change which reflects the change in income of the security from the date of purchase through the date of change in anticipated yield. The new yield is then used for income recognition for the remaining life of the investment. Changes in anticipated yield resulting from reduced estimates of losses are recognized on a prospective basis. When other than temporary impairment is recognized, a new yield is calculated on the CMBS based on its new cost basis and expected future cash flows. This revised yield is employed prospectively.

     On May 8, 1998, CRIIMI MAE consummated CBO-2 which resulted in the sale of a portion of its Subordinated CMBS portfolio. See Note 5. As a result of this transaction and in accordance with GAAP, effective in the second quarter of 1998, the Company no longer classifies CMBS securities as Held to Maturity, but instead classifies CMBS as Available for Sale. CRIIMI MAE carries its Subordinated CMBS at fair market value where changes in fair value are recorded as a component of shareholders' equity. See Note 5. Prior to this time, such securities were carried at their amortized cost basis as the Company had the ability and intent to hold these securities to maturity.

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

     Short Term Investments

     Short term investment income, generated primarily from investment-grade securities, consists of amortization of the discount or premiums plus the stated investment interest payments received or accrued. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the investment using the effective interest method. The effective interest method provides a constant yield of income over the term of the investment.

     The Company's short term investments are classified as Available for Sale. As a result, the Company carries its short term investments at fair value where changes in fair value are recorded as a component of shareholders' equity.
Upon the sale of such short term investments any gain or loss is recognized in the income statement.

     Equity Investments

     CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, owns all of the general partnership interests in American Insured Mortgage Investors, American Insured Mortgage Investors - Series 85, L.P., American Insured Mortgage Investors L.P. - Series 86 and American Insured Mortgage Investors L.P. - Series 88 (collectively, the "AIM Funds"). The AIM Funds own mortgage assets which are substantially similar to the insured mortgage securities owned by CRIIMI MAE. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges among the AIM Funds from 2.9% to 4.9%) from each of the AIM Funds. In addition, CRIIMI MAE and CM Management each own 50% of the limited partnership that owns a 20% limited partnership interest in the adviser to the AIM Funds. CRIIMI MAE is utilizing the equity method of accounting for its investment in the AIM Funds and advisory partnership, which provides for recording CRIIMI MAE's share of net earnings or losses in the AIM Funds and advisory partnership reduced by distributions from the limited partnerships and adjusted for purchase accounting amortization.

     CRIIMI MAE accounts for its investment in CRIIMI MAE Services, Inc. ("Services Inc.") under the equity method because it does not own the voting common stock of Services Inc. As of March 31, 2000, Services Inc. holds a 27% general partner interest in CMSLP.

     As of March 31, 2000, CRIIMI MAE, through CM Management, held a 73% limited partnership interest in CMSLP. CRIIMI MAE's limited partner investment in CMSLP is accounted for under the equity method as CRIIMI MAE does not control CMSLP. However, because it owns 73% of the partnership and because it has certain rights described below, it follows the equity method of accounting. As a limited partner, CRIIMI MAE is entitled to all of the rights and benefits of being a limited partner including the right to receive income and cash distributions in accordance with its limited partner interest. In addition, CRIIMI MAE has the right to approve the sale of the principal assets of CMSLP. Services Inc. is the general partner of CMSLP and manages the day to day affairs of CMSLP.

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

     The Company assesses current economic events and conditions that impact the value of its Subordinated CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred.
See Note 5 for a discussion of impairment losses recognized in 2000 and 1999.

     Insured Mortgage Securities

     CRIIMI MAE assesses each insured mortgage security for other than temporary impairment when the fair market value of the asset declines below amortized cost for a significant period of time and CRIIMI MAE concludes that it no longer has the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of an insured mortgage security to its current amortized cost basis, the difference is recognized as a loss in the income statement. The Company did not recognize any impairment on its insured mortgage securities for the three months ended March 31, 2000 and 1999.

     Investment in Originated Loans

     CRIIMI MAE recognizes impairment on the originated loans when it is probable that CRIIMI MAE will not be able to collect all amounts due according to the contractual terms of the loan agreement. CRIIMI MAE measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The Company did not recognize impairment losses on its originated loans for the three months ended March 31, 2000 and 1999.

     Short Term Investments

     CRIIMI MAE assesses each short term investment for other than temporary impairment when the fair market value of the asset declines below amortized cost and CRIIMI MAE concludes that it no longer has the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of the short term investment to its current cost basis, the difference is recognized as a loss in the income statement. The Company did not recognize any impairment on its short term investments for the three months ended March 31, 2000 and 1999.

     Equity Investments

     Impairment is recognized on CRIIMI MAE's investments accounted for under the equity method if a decline in the market value of the investment below its carrying basis is judged to be "other than temporary". In this case, an unrealized loss is recognized as the difference between the fair value and carrying amount. The Company did not recognize impairment losses on its equity investments for the three months ended March 31, 2000 and 1999.


Receivables

     Receivables primarily consist of interest and principal receivables on the Company's Subordinated CMBS, insured mortgage securities and originated loan portfolios. In addition, prepayments in the insured mortgage securities portfolio that have not yet been received by CRIIMI MAE are included.

Other Assets

     Other assets primarily include Merger assets and related costs, deferred financing costs, deferred costs and investment in mezzanine loans, as further discussed below. Additionally included in other assets is Real Estate Owned ("REO") property acquired through foreclosure that will be held for sale. In June 1997, CRIIMI MAE acquired a real estate property in a foreclosure sale from a CMBS trust. CRIIMI MAE also serves as the special servicer and owns a portion of the subordinated tranches in the same trust. As of March 31, 2000, CRIIMI MAE's investment in REO property totaled approximately $3.5 million. REO property acquired through foreclosure is recorded at fair value on the date of foreclosure. REO property held for sale is accounted for at the lower of its cost basis or fair value less costs to sell. REO property held for the long term will be evaluated for impairment by the Company when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At such time, if the expected future undiscounted cash flows from the property are less than the cost basis, the assets will be marked down to fair value. Costs relating to development and improvement of property are capitalized, provided that the resulting carrying value does not exceed fair value. Costs relating to holding the assets are expensed.

     The Merger assets acquired and costs incurred in connection with the Merger were recorded using the purchase method of accounting. The amounts allocated to the assets acquired were based on management's estimate of their fair values, with the excess of purchase price over fair value allocated to goodwill. The AIM Funds' subadvisory contracts and the mortgage servicing contracts transferred to CMSLP are amortized using the effective interest method over 10 years through 2005. This amortization is reflected through CRIIMI MAE's equity in earnings from investments. The remaining assets acquired by CRIIMI MAE, including goodwill, are amortized using the straight-line method over 10 years through 2005.

     Deferred costs are costs incurred in connection with the establishment of CRIIMI MAE's financing facilities and are amortized using the effective interest method over the terms of the borrowings. Also included in deferred costs are mortgage selection fees, which were paid to the adviser or were paid to the former general partners or adviser to the predecessor entities of CRI Liquidating (collectively, the "CRIIMI Funds"). These deferred costs are being amortized using the effective interest method on a specific mortgage basis from the date of the acquisition of the related mortgage over the term of the mortgage from CRIIMI MAE. Upon disposition of a mortgage, the related unamortized fee is treated as part of the mortgage asset carrying value in order to measure the gain or loss on the disposition. As a result of the Chapter 11 filing, in December 1998 CRIIMI MAE wrote off all deferred costs in connection with its financing facilities that are subject to the Chapter 11 filing.

     Costs incurred in connection with the loan origination programs are netted against any origination fees received and the net amount is deferred and will be recognized using the effective interest method over the life of the intended securitization of the loans. These costs include a one-time fee to the financial institution and direct costs of originating the loans for the program. All net deferred costs are written off if the Company and the financial institution decide to sell the loans in the warehouse program. In addition, the Company is required to fund the estimated subordinated levels for the securitization of the loans originated through its loan origination programs. This subordinated level is held as a deposit at the financing institution and is reflected in other assets. Due to the financial institution taking title to the loans during the warehousing period and bearing substantive risk for the investment portion of each loan, the originated loans are not recorded on the Company's balance sheet during the warehouse period. As a result of the Chapter 11 filing, CRIIMI MAE wrote off all capitalized costs in connection with its warehouse programs in December 1998. As of March 31, 2000, there were no reserve account balances with respect to either the Citibank or Prudential Programs. (See Note 6 for further discussion.)

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

Per Share Amounts

     Basic earnings per share amounts for the three months ended March 31, 2000 and 1999 represent net income available to common shareholders divided by the weighted average common shares outstanding during each quarter. Diluted earnings per share amounts for the three months ended March 31, 2000 and 1999 represent basic earnings per share adjusted for dilutive common stock equivalents, which for CRIIMI MAE could include stock options and certain series of preferred stock. See Note 13 for a reconciliation of basic earnings per share to diluted earnings per share.

Consolidated Statements of Cash Flows

     Cash payments made for interest for the three months ended March 31, 2000 and 1999, were $24,483,139 and $29,960,056, respectively.

Comprehensive Income

     Comprehensive income includes net earnings as currently reported by the Company adjusted for other comprehensive income. Other comprehensive income for the Company is changes in unrealized gains and losses related to the Company's CMBS and mortgages accounted for as available for sale.

New Accounting Statements

     During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for the Company beginning January 1, 2001.

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

                                                             As of March 31, 2000                   As of December 31, 1999
                                                      Amortized Cost        Fair Value        Amortized Cost        Fair Value
                                                    -----------------   -----------------   -----------------   -----------------
Assets:
-------
  Subordinated  CMBS                                   $1,326,033,862      $1,153,691,004      $1,374,080,226      $1,179,270,306
  Insured mortgage securities                             401,789,401         389,998,612         407,469,108         394,857,239
  Investment in originated loans                          467,951,614         420,359,984         470,204,780         422,643,902
  Restricted cash and cash equivalents                     53,280,436          53,280,436          38,036,624          38,036,624
  Other cash and cash equivalents                          56,520,588          56,520,588          53,603,104          53,603,104
  Accrued interest and principal receivable                74,921,239          74,921,239          69,483,337          69,483,337
  Interest rate protection agreements                         774,259           1,518,314           1,119,280           1,465,496

Liabilities:
------------
Liabilities not subject to Chapter 11 proceedings:
 Securitized mortgage obligations:
  Collateralized bond obligations-CMBS                    278,904,376         256,008,064         278,165,968         253,084,864
  Collateralized insured mortgage securities              373,258,851         374,675,395         378,711,602         381,129,836
     obligations
  Collateralized mortgage obligations-                    397,980,878         370,552,721         399,768,513         373,634,008
     originated loans
Liabilities subject to Chapter 11 proceedings:
 Variable-rate secured borrowings-CMBS                    688,859,967                 N/A         732,904,775                 N/A
 Senior unsecured notes                                   100,000,000          85,500,000         100,000,000          86,000,000
 Other financing facilities                                92,799,522                 N/A          92,799,522                 N/A


     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Subordinated CMBS

     Prior to 1998, the fair market value of the Company's portfolio of Subordinated CMBS was based upon quotes obtained from, in most cases, the lender to which the security was pledged. The lender also quoted the related unrated bonds even though the bonds did not serve as collateral for CRIIMI MAE's obligations. The Company obtained "ask" quotes as compared to "bid" quotes because it is the owner of the securities. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the CMBS portfolio as of March 31, 2000 and December 31, 1999. As a result, the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of March 31, 2000 and December 31, 1999. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average unleveraged yield to maturity. See Note 5 for additional discussion. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including; institutionally available research reports, a relative comparison of dealer provided discount rates from the previous quarter to those disclosed in recent research reports and communications with dealers and active Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of March 31, 2000 and December 31, 1999, it has disclosed the range of discount rates by rating category used in determining these fair market values in Note 5.

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

Insured Mortgage Securities

     The fair market value of the Company's portfolio of Insured Mortgage Securities as of December 31, 1999 was based upon quotes obtained from an investment banking institution, which trades these investments on a daily basis. Due to the Chapter 11 filing and a change in staff at the investment banking institution, the Company was unable to find an investment banking institution willing to provide fair value quotes for the Insured Mortgage Securities portfolio as of March 31, 2000. As a result, the Company calculated the estimated fair market value of its Insured Mortgage Securities portfolio as of March 31, 2000. The Company used a discounted cash flow methodology to estimate the fair value of its Insured Mortgage Securities portfolio. The cash flows were discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, (ii) a relative comparison of dealer provided quotes from the previous quarter to those disclosed in recent research reports and incorporating adjustments to reflect changes in the market, and (iii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities.

Originated Loans

     Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the portfolio. As a result, the Company calculated the estimated fair market value of its originated loan portfolio as of March 31, 2000 and December 31, 1999. The Company used the same discounted cash flow methodology used in determining the fair value of its Subordinated CMBS portfolio and further used cash flows projected at a prepayment speed of 0% to 14% depending upon the call protection of the loan. These cash flows were then discounted using a weighted average discount rate of approximately of 9.2% and 9.1% for March 31, 2000 and December 31, 1999, which the Company believes was commensurate with the market's perception of risk and value.

Short Term Investments

     The fair value of the short term investments is based on the quoted market price from the dealer who sold the investments to the Company. The dealer trades these instruments as part of its day-to-day activities.

Restricted and Other Cash and Cash Equivalents, Accrued Interest and Principal Receivable

     The carrying amount approximates fair value because of the short maturity of these instruments.

Obligations Under Financing Facilities

     The fair value of the securitized mortgage obligations as of March 31, 2000 and December 31, 1999 is calculated using a discounted cash flow methodology similar to the discussion on Subordinated CMBS above. The fair value of the senior unsecured notes was calculated using a quoted market price from Bloomberg. Management has determined that fair value of the variable-rate secured borrowings-CMBS and other financing facilities is not practicable to measure because there is no quoted market price available and the facilities are in default and have been the subject of dispute as discussed in Note 9. Also see
Note 9 for a detailed discussion of these facilities and the terms of the facilities.

Interest Rate Protection Agreements

     The fair value of interest rate protection agreements (used to hedge CRIIMI MAE's variable-rate debt) is the estimated amount that CRIIMI MAE would receive to terminate the agreements as of March 31, 2000 and December 31, 1999, taking into account current interest rates and the current creditworthiness of the counterparties. The amount was determined based on a quote received from the counterparty to each agreement.

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

     In May 1998, CRIIMI MAE completed its second resecuritization of CMBS assets ("CBO-2"), with a combined face value of approximately $1.8 billion involving 75 individual securities collateralized by 19 mortgage pools and three of the retained securities from CBO-1. In CBO-2, the Company sold in a private placement, securities with a face amount of $468 million and retained securities with a face amount of approximately $1.3 billion. Certain securities included call provisions to enable CRIIMI MAE to 1) call bonds if market conditions warrant, and 2) call bonds when it is no longer cost effective to service them. As a result, CBO-2 resulted in a sale of certain securities and the retention of new securities. In accordance with FAS 125, the assets collateralizing the resecuritization are "derecognized" and the combined amortized cost basis of the collateralizing assets was allocated to the new securities issued. CRIIMI MAE received $335 million for the $345 million face amount of investment grade securities sold without call provisions which had an allocated cost basis of $306 million, resulting in a gain of approximately $28.8 million. CRIIMI MAE recorded retained assets totaling $926 million representing the allocated amortized cost basis for the $123 million face amount of investment grade securities issued with call provisions and the $1.3 billion face amount of non-investment grade retained securities in CBO-2. CBO-2 generated $160 million of net borrowing capacity primarily as a result of a higher overall weighted average credit rating for its new securities as compared to the weighted average credit rating on the related CMBS collateral. The net excess borrowing capacity was used to obtain short-term, variable rate secured borrowings which were used to acquire additional Subordinated CMBS during the second quarter of 1998.

     The CBO-2 transaction requires reclassification of CRIIMI MAE's entire portfolio of mortgage securities (consisting of mortgage security collateral and CMBS) from Held to Maturity to Available for Sale. Therefore, CRIIMI MAE's securities, effective the second quarter of 1998, are reflected on the balance sheet at fair market value. At March 31, 2000, the amortized cost of the CMBS exceeded the fair market value by approximately $172.3 million (after taking into account the $156.9 impairment write down of certain CMBS subject to the CMBS Sale as of December 31, 1999 and $3.4 million additional impairment as of March 31, 2000, which resulted in amortized cost being written down to fair value) as compared to $194.8 million as of December 31, 1999 and is reflected as a decrease in shareholders' equity.

At March 31, 2000, CRIIMI MAE held the following securities with respect to its CMBS portfolio:

                                        Original        3/31/00
                                        Anticipated    Anticipated
                                        Yield to       Yield to
   Pool (1) (5) (7)                     Maturity (2)   Maturity (2)(3)
   ----------------                     ------------   ---------------

Retained Securities from
  CRIIMI 1996 C1 (CBO-1)                19.5%          20.7%(4)

DLJ Mortgage Acceptance Corp.
  Series 1997 CF2 Tranche B-30C          8.2%          11.9%(6)

Nomura Asset Securities Corp.
  Series 1998-D6 Tranche B7             12.0%          12.0%

Retained Securities from
  CRIIMI 1998 C1 (CBO-2)                10.3%          10.2%(5)

Mortgage Capital Funding, Inc.
  Series 1998-MC1                        8.9%          13.5%(6)

Chase Commercial Mortgage Securities
  Series 1998-1                          8.8%          12.9%(6)

First Union/Lehman Brothers
  Series 1998 C2                         8.9%          13.6%(6)(8)

Mortgage Capital Funding, Inc.
  Series 1998-MC2                        8.7%          13.7%(6)

Weighted Average                         9.8%(1)       11.5%(1)

________________________________________

(1) CRIIMI MAE, through CMSLP, performs servicing functions on a total CMBS pool of approximately $27.9 billion as of March 31, 2000. Of the $27.9 billion of mortgage loans, approximately $372.7 million are being specially serviced, of which approximately $271 million are being specially serviced due to payment default (including $36.2 million of real estate owned) and the remainder is being specially serviced due to non-financial covenant default. Through March 31, 2000, CMSLP has resolved and transferred out of special servicing approximately $483.6 million of the approximately $856.3 million that has been transferred into special servicing. Through March 31, 2000, actual losses on mortgage loans underlying the CMBS transactions are lower than the Company's original loss estimates.

(2) Represents the anticipated weighted average yield over the expected average life of the Company's Subordinated CMBS portfolio as of the date of acquisition and March 31, 2000, respectively, based on management's estimate of the timing and amount of future credit losses and prepayments.

(3) Unless otherwise noted, changes in the March 31, 2000 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions relating to mortgage collateral.

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

(6) As discussed further below, under the Plan, the Company intends to sell these CMBS pools and as such, impairment was recognized as of December 31, 1999 and March 31, 2000 related to these CMBS. The impairment losses resulted in the cost basis being written down to fair value as of December 31, 1999 and March 31, 2000. As a result of this new basis, these bonds have new yields effective the first quarter of 2000.

(7) CRIIMI MAE and Morgan Stanley reached an agreement that called for the sale of seven classes of subordinated CMBS and a related unrated bond, issued by Morgan Stanley Capital I Inc. Series 1998-WF2 (the "Wells Fargo Bonds"). The agreement was approved by the Bankruptcy Court on February 24, 2000.
     On February 29, 2000, the Wells Fargo Bonds were sold. Of the approximately $45.9 million in net sales proceeds, $37.5 million was used to pay off all outstanding borrowings owed to Morgan Stanley and the remaining proceeds of approximately $8.4 million will be used primarily to help fund CRIIMI MAE's Plan. A realized loss related to this sale of approximately $1.4 million was recognized during the quarter ended March 31, 2000.

(8) On April 24, 2000 CRIIMI MAE sold seven classes of CMBS rated BB to CCC and unrated issued by First Union-Lehman Brothers-Bank of America Commercial Mortgage Trust, Series 1998-C2 (the "First Union Bonds"). The CMBS were sold to Lehman ALI, Inc. ("Lehman") pursuant to a consent order approved by the Bankruptcy Court on April 18, 2000. The transaction generated aggregate sales proceeds of $140 million of which approximately $113 million were used to retire the debt associated with these securities owed to Lehman and First Union National Bank. The remaining proceeds, approximately $27 million, will be used primarily to help fund CRIIMI MAE's plan of reorganization.

The aggregate investment by the underlying rating of the Subordinated CMBS is as follows:

                                                                             Range of Discount
                 Face Amount as   Weighted      Weighted   Fair Value as of    Rates Used to   Amortized Cost as  Amortized Cost as
                of 03/31/00 (in Average Pass- Average Life   03/31/00 (in     Calculate Fair    of 03/31/00 (in    of 12/31/99 (in
Security Rating    millions)    Through Rate       (1)       millions) (2)       Value (2)          millions)         millions)
-----------------------------------------------------------------------------------------------------------------------------------
A (3)               $   62.6        7.0%         6 years       $   53.7              10.2%         $   57.6           $   57.4

BBB (3)                150.6        7.0%        11 years          116.9              10.5%            128.7              127.7

BBB-(3)                115.2        7.0%        12 years           85.4              11.0%             93.7               93.5

BB+                    373.4        7.0%        12 years          249.6        11.4%-12.8%            292.0              305.5

BB                     255.9        6.9%        14 years          180.5        11.8%-13.5%            189.8              206.1

BB-                     81.2        6.8%        14 years           48.4        12.7%-14.5%             54.4               58.6

B+                     122.7        6.8%        15 years           62.9        14.4%-15.5%             79.4               82.1

B                      294.2        6.7%        15 years          142.6        15.0%-16.7%            175.8              178.2

B-                     186.7        6.7%        16 years           81.7        15.7%-19.0%             93.1               98.1

CCC                     87.9        6.8%        19 years           21.6        27.0%-30.0%             31.3               32.5

Unrated (4)            471.4        5.5%        20 years          110.4        28.0%-32.0%            130.2              134.4
                    --------                                   --------                            ------------       --------

Total (5)(6)        $2,201.9        6.6%        15 years       $1,153.7                            $1,326.0 (7)(8)    $1,374.1
                    ========                                   ========                            ============       ========

(1) Weighted average life represents the weighted average expected life of the Subordinated CMBS prior to consideration of losses, extensions or prepayments.

(2) The estimated fair values of Subordinated CMBS represent the carrying value of these assets. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the portfolio as of March 31, 2000 and December 31, 1999. As a result, the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of March 31, 2000 and December 31, 1999. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The cash flows for each bond were projected assuming no prepayments and no losses as is the market convention. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including institutionally available research reports and communications with dealers and active Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of March 31, 2000 and December 31, 1999, it has disclosed in the table the range of discount rates by rating category used in
     determining these fair market values.   See Note 4 for a discussion on the
     CMBS Market.

(3) In connection with CBO-2, $62.6 million (A rated) and $60.0 million (BBB rated) face amount of investment grade securities were sold with call options and $345 million (A rated) face amount were sold without call options. In connection with CBO-2, in May 1998, the Company initially retained $90.6 million (BBB rated) and $115.2 million (BBB- rated) face amount of securities, both with call options, with the intention to sell the securities at a later date. Such sale occurred March 5, 1999. See
     Note 16. Since the Company retained call options on certain sold bonds, the Company did not surrender control of these assets pursuant to the requirements of FAS 125 and thus these securities are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, CRIIMI MAE has retained the securities with call options in its Subordinated CMBS portfolio reflected on its balance sheet.

(4) The unrated bond from CBO-1 experienced an approximately $1.6 million principal write down in 1999 due to a loss on the foreclosure of two underlying loans. Management believes that the current loss estimates used to recognize income related to this bond remain adequate to cover losses.

(5) Refer to Note 8 for additional information regarding the Subordinated CMBS for tax purposes.

(6) Similar to the Company's other sponsored CMOs, CMO-IV, as described in Note 6, resulted in the creation of CMBS, in which the Company sold certain tranches. Since the Company retained call options on the sold bonds, the Company did not surrender control of the assets for purposes of FAS 125 and thus the entire transaction is accounted for as a financing and not a sale. Since the transaction is recorded as a financing, the Subordinated CMBS are not reflected in the Company's Subordinated CMBS portfolio. Instead, the underlying loans contributed to CMO-IV are reflected in Investment in Originated Loans on the balance sheet.

(7) Amortized cost reflects the cumulative $160.3 million impairment loss write-down related to the CMBS subject to the CMBS Sale. See below for further discussion.

(8) As previously discussed, in February 2000 the Wells Fargo Bonds were sold for proceeds of approximately $45.9 million. Additionally, in April 2000 the First Union Bonds were sold for proceeds of $140 million.

          As of March 31, 2000 and December 31, 1999, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and at the locations identified below:

                      3/31/00            12/31/99                                      3/31/00               12/31/99
                      -------            --------                                      -------               --------
Property Type         Percentage(1)      Percentage(1)      Geographic Location(2)     Percentage(1)         Percentage(1)
-------------         -------------      -------------      -------------------        ------------          -------------
Multifamily.........       31%                 32%          California..............        16%                    17%
Retail..............       30%                 29%          Texas................           13%                    13%
Office..............       15%                 13%          Florida...............           7%                     8%
Hotel...............       13%                 14%          New York...............          6%                     5%
Other...............       11%                 12%            Other(3)...............       58%                    57%
                      -------            --------                                      -------               --------
 Total..............      100%                100%             Total................       100%                   100%
                      =======            ========                                      =======               ========

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

          The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in GAAP income recognition which is greater than or less than cash received. For the three months ended March 31, 2000 and 1999, the amount of income recognized in excess of cash received due to the effective interest rate method was approximately $2.7 million and $127,000, respectively.

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

          The Company's CMBS portfolio currently generates monthly cash flow. As of March 31, 2000, certain lenders have withheld payment to CRIIMI MAE of approximately $34.5 million with respect to its CMBS portfolio (excluding those securities that are match-funded). This amount includes approximately $9.6 million withheld during the first quarter of 2000.These payments are currently
reflected in receivables and other assets on the balance sheet.   (Refer to
Note 6 for payments due the Company in connection with CMO-IV). The realizability of these receivables is uncertain and is dependent upon reaching successful agreements with the Company's lenders that do not result in the loss of any collateral. A loss could occur if the lender fails to remit interest payments to the Company.

          As discussed in Note 1, under CRIIMI MAE's Plan a portion of the Recapitalization Financing is expected to result from the CMBS Sale. The CMBS subject to the CMBS Sale had a fair value and amortized cost of $341.2 million and $339.3 million, respectively, as of March 31, 2000. The Company first filed a plan with the Bankruptcy Court in the fourth quarter of 1999 and during that same quarter CRIIMI MAE began marketing for sale the CMBS subject to the CMBS Sale. CRIIMI MAE sold a portion of these bonds in February 2000 and April 2000 and intends to enter into additional agreements during the second quarter of 2000 to sell the remaining CMBS subject to the CMBS Sale, although there can be no assurance that such bonds will be sold.

          GAAP states that when the fair market value of an investment declines below its amortized cost for a significant period of time and the entity no longer has the ability or intent to hold the investment for the period the entity anticipates is required for the value to recover to amortized cost, other than temporary impairment on the investment should be recognized. This other than temporary impairment is recognized through the income statement as the difference between amortized cost and fair value. Additional accounting guidance states that other than temporary impairment should be recognized in the period the decision to sell any investment is made if the entity does not expect the fair value to recover before the sale date. As the Company decided in the fourth quarter of

1999 to sell the CMBS subject to the CMBS Sale and it did not expect the value of these bonds to significantly recover before the future sale dates, the Company recognized approximately $157 million of other than temporary impairment related to these CMBS through earnings in the fourth quarter of 1999. The Company recognized an additional $3.4 million of other than temporary impairment during the first quarter of 2000 related to these same bonds. Unrealized losses related to these CMBS were previously recognized through other comprehensive income in the equity section of the balance sheet. The other than temporary impairment loss is a part of the reorganization items on the income statement as the impairment was recognized as part of the reorganization.

          CMSLP did not file for protection under Chapter 11. However, because of the related party nature of its relationship with CRIIMI MAE, CMSLP has been under a high degree of scrutiny from servicing rating agencies. As a result of CRIIMI MAE's Chapter 11 filing, CMSLP was declared in default under certain credit agreements with First Union National Bank ("First Union"). In order to repay all such credit agreement obligations and to increase its liquidity, CMSLP arranged for ORIX Real Estate Capital Markets, LLC ("ORIX"), formerly known as Banc One Mortgage Capital Markets, LLC to succeed it as master servicer on two commercial mortgage pools on October 30, 1998. In addition, in order to allay rating agency concerns stemming from CRIIMI MAE's Chapter 11 filing, in November 1998, CRIIMI MAE designated ORIX as special servicer on 33 separate CMBS securitizations totaling approximately $29 billion, subject to certain requirements contained in the respective servicing agreements. CMSLP continues to perform special servicing as sub-servicer for ORIX on all but five of these securitizations. CRIIMI MAE remains the owner of the lowest rated tranche of the related Subordinated CMBS and, as such, retains rights pertaining to ownership, including the right to replace the special servicer. CMSLP lost the right to specially service the DLJ MAC 95 CF-2 securitization when the majority holder of the lowest rated tranches replaced CMSLP as special servicer. As part of CRIIMI MAE's Plan, certain of the Company's non-resecuritized CMBS are intended to be sold. As such, CMSLP will lose its special servicing rights related to these CMBS. In 1999, CMSLP generated gross revenues of approximately $1.1 million in fees on these CMBS.

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

     Prior to the Petition Date, the Company had originated over $900 million in aggregate principal amount of loans. In June 1998, the Company securitized approximately $496 million of the commercial mortgage loans originated or acquired through a mortgage loan conduit program with Citicorp Real Estate, Inc. ("Citibank") and, through CRIIMI MAE CMBS Corp., issued Commercial Mortgage Loan Trust Certificates, Series 1998-1 ("CMO-IV"). A majority of these mortgage loans were "No Lock" loans. In CMO-IV, CRIIMI MAE sold $397 million face amount of fixed-rate, investment grade CMBS. CRIIMI MAE has call rights on each of the issued securities and therefore has not surrendered control of the bonds, thus requiring the transaction to be accounted for as a financing of the mortgage loans collateralizing the investment grade CMBS sold in the securitization. The Company originally intended to sell all of the investment grade tranches of CMO-IV; however, two investment grade tranches were not sold until 1999.

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

     As of March 31, 2000 and December 31, 1999, the originated loans were secured by properties of the types and at the locations identified below:

                     March 31,    December 31,                                 March 31,     December 31,
Property Type        2000(1)        1999 (1)     Geographic Location(2)         2000(1)        1999 (1)
-------------        -------      ------------   ----------------------        ---------     ------------
Multifamily........      37%             37%     Michigan.................       21%              20%
Hotel..............      26%             26%     Texas....................        7%               7%
Retail.............      20%             20%     Illinois.................        7%               7%
Office.............      11%             11%     California...............        6%               6%
Other..............       6%              6%     Maryland.................        6%               6%
                     -------        -------
    Total..........     100%            100%     Connecticut..............        6%               6%
                     =======        =======
                                                 Florida..................        5%               5%
                                                 Other(3).................       42%              43%
                                                                               ----          -------
                                                 Total....................      100%             100%
                                                                               ====          =======

______________________________
(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2)  No significant concentration by region.
(3)  No other individual state makes up more than 5% of the total.

          Descriptions of the originated loans categorized by unpaid principal balances as of March 31, 2000, are as follows:

                             As of March 31, 2000
                             --------------------

                                                                     Weighted
                                                                     Average
                                     Number of          Face         Effective        Weighted Average
Unpaid Principal Balance (1)          Loans(2)       Value(3)(4)     Interest Rate    Remaining Term
----------------------------          --------       -----------     -------------    --------------
$ 0 - $ 4.99 million                     92         $215,289,767         7.48%           8.4 years
$ 5 - $ 9.99 million                     19          134,150,858         7.40%           8.7 years
$10 - $14.99 million                      8           95,095,677         7.14%           8.7 years
$15 - $20    million                      1           17,031,911         7.15%           9.7 years
                                        ---         ------------         ----            ---------
                                        120         $461,568,213         7.38%           8.6 years
                                        ===         ============         ====            =========

___________________________________________

(1) The carrying amount of the originated loans of $467,951,614 is comprised of $461,568,213 face amount of loans plus $6,383,401 of deferred loan costs.

(2) Several loans in CMO-IV are collateralized by multiple properties. The table reflects the actual number of loans.

(3) All originated loans are collateralized by first or second liens on multifamily, hotel, retail, office or other commercial properties. Approximately 78% of the unpaid principal balance of the loans in the securitization are No-Lock loans.

(4)  The fair value of the originated loans at March 31, 2000 was $420,359,984.

          Descriptions of the originated loans categorized by unpaid principal balances as of December 31, 1999 are as follows:

                            As of December 31, 1999
                            -----------------------

                                                                     Weighted
                                                                     Average
                                     Number of          Face         Effective        Weighted Average
Unpaid Principal Balance              Loans          Value(1)        Interest Rate    Remaining Term
------------------------              -----          --------        -------------    --------------
$ 0 - $ 4.99 million                     92        $216,386,540          7.48%           8.6 years
$ 5 - $ 9.99 million                     21         154,467,547          7.36%           8.9 years
$10 - $14.99 million                      6          75,822,080          7.15%           8.9 years
$15 - $20    million                      1          17,076,246          7.15%           9.9 years
                                        ---        ------------         -----            ---------
                                        120        $463,752,413          7.37%           9.1 years
                                        ===        ============         =====            =========

___________________________________

(1) The fair value of the originated loans at December 31, 1999 was $422,643,902.

          Although CMO-IV was accounted for as a financing, as described above, economically, the Company currently generates monthly cash flows of approximately $763,000 from the Subordinated CMBS tranches created in the transaction. As of March 31, 2000, payments of approximately $11.6 million, were withheld by certain lenders, with respect to certain tranches of CMO-IV. This amount includes approximately $1.8 million withheld during the first quarter of 2000.

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

          On April 5, 1999, the Bankruptcy Court entered a Stipulation and Consent Order (the "Order"), negotiated by the Company and Citibank. The negotiations were in response to a letter Citibank sent to the Company on October 5, 1998 alleging that the Company was in default under the Citibank Program and that it was terminating the Citibank Program. The Order provided that Citibank would, with CRIIMI MAE's cooperation, sell the loans originated under the Citibank Program provided that the sale resulted in CRIIMI MAE receiving minimum net proceeds of not less than $3.5 million, after satisfying certain amounts due to Citibank under the Citibank Program from the amount held in the reserve account. The minimum net proceeds provision could be waived by written agreement of the Company, the Unsecured Creditors' Committee and the Equity Committee.

     On August 5, 1999, all but three of the commercial loans originated under the Citibank Program in 1998 were sold for gross proceeds of approximately $308 million. The loans sold had an aggregate unpaid principal balance of $339 million. On September 16, 1999, the remaining three loans were sold for gross proceeds of approximately $27.2 million. The loans sold had an aggregate principal balance of $32.7 million. Prior to the actual sale of these loans, the Company had recorded its unrealized losses based on pricing data received from Citibank. In the case of each sale of the commercial loans, the minimum net proceeds provision was waived by agreement of the Company, the Unsecured Creditors' Committee and the Equity Committee. For GAAP purposes, the Company realized $36.3 million of losses from the third quarter of 1999. For income tax purposes, the entire loss of $36.3 million was recorded as a realized loss on the loan sale dates in the third quarter of 1999.

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

7.   INSURED MORTGAGE SECURITIES

     CRIIMI MAE's consolidated portfolio of mortgage securities is comprised of FHA-Insured Certificates and GNMA Mortgage-Backed Securities. Additionally, mortgage securities include Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by GNMA Mortgage-Backed Securities, as discussed below. As of March 31, 2000, approximately 16% of CRIIMI MAE's investment in mortgage securities were FHA-Insured Certificates and 84% were GNMA Mortgage-Backed Securities (including certificates which collateralized Freddie Mac participation certificates). FHA-Insured Certificates and GNMA Mortgage-Backed Securities are collectively referred to herein as "mortgage securities."

CRIIMI MAE owns the following mortgages directly or indirectly through its wholly-owned subsidiaries:

                                                                          As of March 31, 2000
                                                                          --------------------

                                                                                                   Weighted
                                           Number of                                               Average
                                            Mortgage                                          Effective Interest  Weighted Average
                                           Securities     Fair Value (1)      Amortized Cost        Rate           Remaining Term
                                         -------------------------------     ---------------- ------------------------------------
CRIIMI MAE                                       1         $  5,269,773        $  5,423,071         7.66%             35 years
CRIIMI MAE Financial Corporation (2)            35          123,037,240         125,665,151         8.39%             29 years
CRIIMI MAE Financial Corporation II (2)         47          200,315,951         207,916,252         7.20%             27 years
CRIIMI MAE Financial Corporation III (2)        23           61,375,648          62,784,927         7.85%             29 years
                                         -------------     ------------      --------------   ----------------       -------------
                                               106         $389,998,612        $401,789,401         7.68% (3)         28 years (3)
                                         =============     ============      ==============   ================       =============

                                                                      As of December 31, 1999
                                                                      -----------------------

                                                                                                   Weighted
                                           Number of                                               Average
                                            Mortgage                                          Effective Interest  Weighted Average
                                           Securities     Fair Value (1)      Amortized Cost        Rate           Remaining Term
                                         -------------------------------     ---------------- ------------------------------------
CRIIMI MAE                                       1         $  5,268,982        $  5,429,746         8.00%             35 years
CRIIMI MAE Financial Corporation                36          123,757,775         126,621,745         8.40%             29 years
CRIIMI MAE Financial Corporation II             49          204,437,012         212,474,158         7.24%             27 years
CRIIMI MAE Financial Corporation III            23           61,393,470          62,943,459         7.84%             29 years
                                         -------------     ------------      --------------   ----------------       -------------
                                               109         $394,857,239        $407,469,108         7.68% (3)         28 years (3)
                                         =============     ============      ==============   ================       =============

____________________________________
(1) The fair value of the mortgage securities was based on the estimated discounted future cash flows. As of March 31, 2000 and December 31, 1999, all mortgage securities were classified as Available for Sale and carried at fair value on the balance sheet. See fair market value discussion in
     Note 4.

(2) During the three months ended March 31, 2000, there were three prepayments of mortgage loans underlying mortgage securities held by CRIIMI MAE's financing subsidiaries. These prepayments generated net proceeds of approximately $4.6 million and resulted in net financial statement gains of approximately $15,000, which are included in gains on mortgage securities dispositions on the accompanying consolidated statement of income for the three months ended March 31, 2000.

(3) Weighted averages were computed using total face value of the mortgage securities.

          As a result of the CBO-2 transaction (see Note 5), the Company, in accordance with GAAP, no longer classifies its mortgage securities as Held to Maturity. The Company's mortgage securities are now classified as Available for Sale. As a result, the Company now carries its mortgage securities at fair value. The difference between the amortized cost and the fair value of mortgage assets recorded at fair value represents the net unrealized gains or losses on those mortgage securities, which is reported as a separate component of shareholders' equity as of March 31, 2000 and December 31, 1999.

8. DIFFERENCES BETWEEN FINANCIAL STATEMENT NET INCOME (LOSS) AND TAXABLE INCOME (LOSS)

     The differences between financial statement (GAAP) net income (loss) and taxable income (loss) are principally attributable to differing treatment of unrealized/realized gains and losses associated with certain assets; the impairment of certain assets; the bases, income, and/or credit loss recognition related to certain assets; a portion of reorganization costs not deductible for tax purposes; and amortization of certain costs.

     As previously discussed in Note 1, as a result of its trader election in early 2000, CRIIMI MAE recognized a mark-to market tax loss of approximately $478 million on certain Trading Assets on January 1, 2000 (the "January 2000 Loss"). The January 2000 Loss is expected to be recognized evenly over four years for tax purposes (i.e., approximately $120 million per year) beginning with the year 2000. The Company recognized one-fourth (i.e., approximately $30 million) of this year's portion of the January 2000 Loss during the first quarter 2000. The Company expects to continue to recognize approximately $30 million of loss related to the January 2000 Loss in each quarter for the next four years. (See Note 1 "2000 Taxable Income(Loss)/Taxable Distribution Requirements" for a more complete discussion).

          A summary of the estimated first quarter 2000 net operating loss is as follows:

January 2000 Loss                                             $ 478  million
LESS:  Portion recognized in First Quarter 2000                 (30) million
                                                               ----
Balance Remaining of January 2000 Loss to be Recognized       $ 448  million
                                                               ====

Taxable Income Before Recognition of January 2000 Loss        $  16  million
LESS: January 2000 Loss Recognized in First Quarter 2000        (30) million
                                                               ----
Net Operating Loss for First Quarter 2000                      ($14) million

Net Operating Loss Created in First Quarter 2000               ($14) million
Net Operating Loss Utilization                                  0.0
                                                               ----
Net Operating Loss Carried Forward for Use in Future Periods  $( 14) million

     The distinction between taxable income (loss) and GAAP income (loss) is important to the Company's shareholders because dividends or distributions are declared and paid on the basis of taxable income. The Company does not pay taxes so long as it satisfies the requirements for exemption from taxation pursuant to the REIT requirements of the Code. The Company calculates its taxable income as if the Company were a regular domestic corporation. This taxable income level determines the amount of dividends the Company is required to pay out over time in order to eliminate its tax liability.

9.   OBLIGATIONS UNDER FINANCING FACILITIES

     Default Declarations

     As a result of the bankruptcy petition filed on October 5, 1998, certain lenders have declared defaults or otherwise taken action against the Company with respect to a number of CRIIMI MAE's financing facilities. See Note 16 for a discussion of material litigation between the Company and various creditors and agreements the Company has reached with certain of these creditors. See Note 1 "Organization - The Plan of Reorganization" for a discussion of the New Debt contemplated by the Company's Plan.

The following table summarizes CRIIMI MAE's debt outstanding as of March 31, 2000 and December 31, 1999:

                                                                     Quarter ended March 31, 2000
                                 ------------------------------------------------------------------------------------------------
                                                           Effective                         Average
                                                            Rate at                          Effective
                                       Ending Balance     Quarter End    Average Balance       Rate        Stated Maturity Date
                                 ------------------------------------------------------------------------------------------------
Securitized mortgage obligations:
    Subordinated CMBS (1)              $  278,904,376         9.0%         $278,535,172         9.0%           Nov 2006-Nov 2011

    Freddie Mac Funding Note (2)          197,371,946         7.4%          199,578,261         7.4%                   Sept 2031

    Fannie Mae Funding Note (3)            60,726,368         7.4%           60,789,743         7.4%                  March 2035

    CMO (4)                               115,160,537         7.4%          115,617,223         7.4%                    Jan 2033

    CMO-loan originations (5)             397,980,878         6.6%          398,874,696         6.6%           Oct 2001-May 2008

Variable-rate secured borrowings-
    Subordinated CMBS                     688,859,967         7.2%          715,274,261         7.1%                     Various

Bank term loans                             3,050,000         7.3%            3,050,000         7.3%                    Dec 1998

Working capital line of credit             40,000,000         7.9%           40,000,000         7.9%                    Dec 1998

Bridge loan                                49,749,522         8.2%           49,749,522         8.2%                    Feb 1999

Senior unsecured notes                    100,000,000         9.1%          100,000,000         9.1%                    Dec 2002
                                 --------------------
     Total                             $1,931,803,594
                                 ====================


                                                                     Year ended December 31, 1999
                                 ------------------------------------------------------------------------------------------------
                                                            Effective                           Average
                                                           Rate at Year                         Effective
                                       Ending Balance         End          Average Balance       Rate        Stated Maturity Date
                                 ------------------------------------------------------------------------------------------------
Securitized mortgage obligations:
    Subordinated CMBS (1)              $  278,165,968             8.9%       $217,285,484            8.9%       Nov 2006-Nov 2011

    Freddie Mac Funding Note (2)          201,784,575             7.4%        211,889,272            7.4%               Sept 2031

    Fannie Mae Funding Note (3)            60,853,118             7.4%         66,918,215            7.4%              March 2035

    CMO (4)                               116,073,909             7.4%        129,616,228            7.4%                Jan 2033

    CMO-loan originations (5)             399,768,513             6.6%        388,431,011            6.5%       Oct 2001-May 2008

Variable-rate secured borrowings-
    Subordinated CMBS                     732,904,775             7.7%        794,212,980            6.2%                 Various

Bank term loans                             3,050,000             7.8%          3,050,000            7.1%                Dec 1998

Working capital line of credit             40,000,000             8.2%         40,000,000            7.0%                Dec 1998

Bridge loan                                49,749,522             8.7%         49,749,522            7.5%                Feb 1999

Senior unsecured notes                    100,000,000             9.1%        100,000,000            9.1%                Dec 2002
                                 --------------------
    Total                              $1,982,350,380
                                 ====================

(1) As of March 31, 2000 and December 31, 1999, the face amount of the debt was $328,446,000 with unamortized discount of $49,711,534 and $50,280,032, respectively. During the three months ended March 31, 2000 and 1999, discount amortization of $568,498 and $194,235, respectively, was recorded as interest expense.

(2) As of March 31, 2000 and December 31, 1999, the face amount of the note was $204,975,459 and $209,506,965, respectively, with unamortized discount of $7,603,513 and $7,722,390, respectively. During the three months ended March 31, 2000 and 1999, discount amortization of $118,877 and $90,828, respectively, was recorded as interest expense.

(3) As of March 31, 2000 and December 31, 1999, the face amount of the note was $62,202,722 and $62,359,630, respectively, with unamortized discount of $1,476,354 and $1,506,512, respectively. During the three months ended March 31, 2000 and 1999, discount amortization of $30,158 and $44,885, respectively, was recorded as interest expense.

(4) As of March 31, 2000 and December 31, 1999, the face amount of the note was $118,582,991 and $119,563,094, respectively, with unamortized discount of $3,422,453 and $3,489,185, respectively. During the three months ended March 31, 2000 and 1999, discount amortization of $66,732 and $74,664, respectively, was recorded as interest expense.

(5) As of March 31, 2000 and December 31, 1999, the face amount of the debt was $408,940,031 and $411,110,641 with unamortized discount of $10,959,152 and
     $11,342,128, respectively. During the three months ended March 31, 2000 and 1999, discount amortization of $382,976 and $346,029, respectively, was recorded as interest expense.

Collateralized Bond Obligations - CMBS

          In the May 1998 CBO-2 transaction, CRIIMI MAE, through its wholly-owned subsidiary CRIIMI MAE CMBS Corp., issued an aggregate of $468 million of longer-term, fixed-rate investment grade debt securities to reduce an equivalent amount of short-term, variable-rate secured borrowings used to initially fund CMBS acquisitions. Of the $468 million in investment grade securities, $345 million were non-callable securities and $123 million were callable securities.

     On March 5, 1999, $205.8 million face amount of callable CBO-2 BBB Bonds with a coupon rate of 7% were sold. Of the $159 million of net sale proceeds, $141.2 million was used to repay variable-rate secured borrowings under the agreement with Morgan Stanley and $17.8 million was remitted to CRIIMI MAE.

     FAS 125 provides guidance as to whether a transfer of financial assets, such as in a securitization, will qualify for sale treatment or secured borrowing treatment. This distinction is made by determining whether a transferor relinquishes control over the transferred assets. If the transferor is considered to no longer control the assets, the securities receive sale treatment which calls for the de-recognition of all assets surrendered and liabilities settled, the recognition of all assets received and liabilities incurred and the recognition of a gain or loss through earnings. If the transferor maintains control over the transferred assets, the assets remain on the balance sheet and a corresponding amount of debt is recognized for all securities not held by the transferor. The determination of control is made on a security by security basis.

     As a result of CBO-2, control was retained over $123 million of the securities because CRIIMI MAE has the right to call the securities. The $345 million of non-callable investment grade securities were treated as a sale, the corresponding assets and debt were de-recognized from the balance sheet and a gain of $28.8 million was recognized through earnings. The $123 million of callable investment grade securities and the corresponding amount of debt are recorded on the balance sheet. The March 5, 1999 transaction was accounted for as a financing by the Company rather than a sale. This resulted in CRIIMI MAE recognizing a fixed-rate liability for these bonds in the amount of gross proceeds.

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

Collateralized Mortgage Obligations - Originated Loans

     In the June 1998 CMO-IV transaction, $496 million of originated or acquired commercial mortgage loans were securitized, and CRIIMI MAE sold $397 million face amount of fixed-rate investment-grade debt securities. CRIIMI MAE retained call options on all of the securities such that control was not relinquished. Therefore, the mortgage loans remain on CRIIMI MAE's balance sheet as assets for accounting purposes (along with the collateralized mortgage obligations) for all securities sold by CRIIMI MAE.

     The securities were issued at a discount of approximately $6.6 million. Such discount, as well as approximately $6.7 million of deferred costs and securitization transaction costs, are amortized on a level yield basis over the expected life of the related security. The securities not sold to third parties were partially financed with secured borrowings. The related lending agreements are secured by certain of the CMO-IV securities with an aggregate fair value of approximately $43.8 million and $42.8 million as of March 31, 2000 and December 31, 1999, respectively.

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

Variable Rate Secured Borrowings-CMBS

     As previously discussed, when CRIIMI MAE purchased Subordinated CMBS, it initially financed (generally through short-term, variable-rate secured borrowings) a portion of the purchase price of the Subordinated CMBS. These secured borrowings were either provided by the issuer of the CMBS pool or through master secured borrowing agreements, as discussed below. As of March 31, 2000, the secured borrowings on Subordinated CMBS have interest rates that are generally based on the one-month London Interbank Offered Rate (LIBOR), plus a spread ranging from 0.5% to 1.5%. Due to the Chapter 11 filing and the automatic stay provisions granted under the Bankruptcy Code, the actual maturity date is undeterminable for facilities that have expired or will expire in 2000 per the stated maturities.

     As discussed above, on March 5, 1999, the CBO-2 BBB Bonds were sold in a transaction that was accounted for as a financing rather than a sale. Of the $159.0 million of net sale proceeds, $141.2 million was used to repay variable rate secured borrowings.

     As discussed previously, in May and October 1999, a portion of the CMO-IV CMBS was sold in a transaction that was accounted for as a financing rather than a sale. Of the $39.9 million of net sale proceeds, $39.6 million was used to repay variable-rate secured borrowings.

     As discussed in Note 5, the Wells Fargo Bonds were sold in February 2000. Of the $45.9 million in net sale proceeds, $37.5 million was used to repay variable-rate secured borrowings. In addition, in April 2000, the First Union Bonds were sold. Of the $140 million in sale proceeds, $113 million was used to repay variable-rate secured borrowings.

     The secured borrowing agreements are secured by certain rated CMBS security tranches with an aggregate fair value of approximately $760 million as of March 31, 2000 and $784 million as of December 31, 1999. CRIIMI MAE's short-term variable-rate financing facilities require that the value of the collateral securing the facilities meet a minimum loan-to-value ratio. If the value of the collateral is perceived such that the maximum loan-to-value ratio is exceeded, then the lender may require the Company to post cash or additional collateral with sufficient value to cure the perceived value deficiency. At May 1, 2000, CRIIMI MAE had secured borrowing agreements with respect to its CMBS security tranches with German American Capital Corporation, Merrill Lynch and Citicorp Securities, Inc. ("Citicorp"). These secured borrowing agreements qualify as financings under FAS 125 because CRIIMI MAE is required to purchase the same securities collateralizing the borrowing before their maturity. Citicorp has taken the position that CMBS that were pledged to them by the Company were instead sold to them by the Company because the transactions between the parties were documented using Bond Market Association Master Repurchase Agreement forms. The Company disputes the position of Citicorp and has filed a complaint contesting their claims of ownership. If Citicorp were to prevail, the portfolio value of the Company's owned securities would decrease by the amount of bonds that are deemed to have been sold to Citicorp and the corresponding obligations would also decrease. (See Note 16).

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

     Under the terms of the Indenture, the Company can not incur additional indebtedness (except for Permitted Debt, which includes secured borrowings, working capital lines of credit, borrowings under facilities in place as of November 21, 1997), unless at the time of such incurrence either (a) the ratio of Adjusted Earnings Available for Fixed Charges to Adjusted Fixed Charges giving proforma effect for the new borrowings is greater than 1.75 to 1.0 or (b) the Adjusted Debt to Capital Ratio on a proforma basis after giving effect to the incurrence of the new debt is less than 2.0 to 1.0.

Bank Term Loans

     In connection with the Merger, CM Management assumed certain debt of certain mortgage businesses affiliated with C.R.I., Inc. in the principal amount of $9.1 million (the "Bank Term Loan"). The Bank Term Loan is secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and is guaranteed by CRIIMI MAE. The loan requires quarterly principal payments of $650,000 and matured on December 31, 1998. The amount outstanding as of March 31, 2000 and December 31, 1999 was $1.3 million. Interest on the loan is based on CRIIMI MAE's choice of one, two or three-month LIBOR, plus a spread of 1.25%.

     In addition, a wholly owned subsidiary has a loan secured by certain Real Estate Owned Property and guaranteed by CRIIMI MAE. The loan requires monthly interest payments and a balloon principal payment at maturity. The loan was made January 22, 1998 and matured on August 1, 1999. The Company received a default notice on August 3, 1999 from Citicorp. The amount outstanding as of March 31, 2000 and December 31, 1999 was $1.75 million. Interest on the loan is based on LIBOR plus a spread of 1.5%. Negotiations to sell the property to a third party are taking place. Amounts received by any such sale would be used to pay off the outstanding loan balance and the remaining proceeds are expected to be retained by the Company.

Working Capital Line of Credit

     In 1996, CRIIMI MAE entered into an unsecured working capital line of credit provided by two lenders which provided for up to $40 million in borrowings. The credit facility matured on December 31, 1998. Outstanding borrowings under this line of credit are based on interest at one-month LIBOR plus a spread of 1.75%. As of March 31, 2000 and December 31, 1999, $40 million in borrowings were outstanding under this facility.

Bridge Loan

     In August 1998, CRIIMI MAE entered into a bridge loan for $50 million provided by a lender. The total unpaid principal balance and accrued interest was due in February 1999. Outstanding borrowings under this facility are based on interest at one-month LIBOR plus a spread of 2.25%. As of March 31, 2000 and December 31, 1999, approximately $50 million in borrowings was outstanding under this loan.

Other Debt Related Information

     Changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 60% of CRIIMI MAE's consolidated debt as of March 31, 2000. Fluctuations in interest rates will continue to impact the value of that portion of CRIIMI MAE's mortgage assets which are not match-funded and could impact the net interest margin through increased cost of funds on the variable-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining variable-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any variable-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. Furthermore, CRIIMI MAE has interest rate risk to the extent that the LIBOR interest rate increases between the current rate and the cap rate. However, CRIIMI MAE's investment policy contemplates that at least 75% of variable-rate debt be hedged. As of March 31, 2000 and December 31, 1999, 99% and 94%, respectively, of CRIIMI MAE's variable-rate debt was hedged.

     For the quarter ended March 31, 2000, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts and deferred financing fees of approximately $2.1 million, was approximately 7.7%. As of March 31, 2000 , CRIIMI MAE's debt-to-equity ratio was approximately 7.8 to 1 and CRIIMI MAE's non- match-funded debt-to-equity ratio was approximately 3.6 to 1. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0, among other requirements.

10.  INTEREST RATE PROTECTION AGREEMENTS

     CRIIMI MAE has entered into interest rate protection agreements to partially limit the adverse effects of rising interest rates on its variable-rate borrowings. Interest rate caps ("caps"), as shown below, provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. All of the caps currently qualify for hedge accounting treatment. Therefore the related cost, as well as gains or losses on terminated positions, have been deferred and recognized into income over the life of the related debt. However, with the sale of certain CMBS contemplated to be sold by the Plan, the Company interest rate caps may no longer qualify for hedge accounting. The portion of such caps will be marked-to-market with the adjustment flowing through earnings. At March 31, 2000, CRIIMI MAE held caps with a notional amount of $775 million used to hedge $775 million of the Company's variable rate debt.

Notional
Amount                  Effective Date      Maturity Date(2)     Cap(2)  Index(3)
-------------------  ------------------   -------------------   -------  ---------

   $    100,000,000  April 8, 1997         April 10, 2000       6.6875%  1M LIBOR
        100,000,000  September 22, 1997    September 22, 2000   6.6563%  1M LIBOR
        100,000,000  December 7, 1997      November 7, 2000     6.6563%  1M LIBOR
         50,000,000  December 23, 1997     December 23, 2000    6.9688%  1M LIBOR
        100,000,000  March 11, 1998        March 12, 2001       6.6875%  1M LIBOR
        100,000,000  April 30, 1998        March 30, 2001       6.6875%  1M LIBOR
        100,000,000  June 4, 1998          June 4, 2001         6.6563%  1M LIBOR
        100,000,000  June 26, 1998         June 26, 2001        6.6563%  1M LIBOR
         25,000,000  September 6, 1998     August 6, 2001       6.6523%  1M LIBOR
   ----------------
   $    775,000,000 (1)
   ================

 ----------------------------

(1) CRIIMI MAE's designated interest rate protection agreements hedge CRIIMI MAE's variable-rate borrowing costs.
(2) The weighted average strike price is approximately 6.7% and the weighted average remaining term for these interest rate cap agreements is approximately one year.
(3)  The one month LIBOR rate was 6.1325% at March 31, 2000.

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

11.  COMMON STOCK

CRIIMI MAE had 62,353,170 and 59,954,604 common shares issued and outstanding as of March 31, 2000 and December 31, 1999, respectively. See also Note 1 "Organization - The Plan of Reorganization".

Stock Purchase Plan

     In December 1997, CRIIMI MAE registered with the Securities and Exchange Commission up to 3 million shares of CRIIMI MAE common stock ("Common Shares") in connection with a Dividend Reinvestment and Stock Purchase Plan (the "Plan"). Subsequently, in May 1998, the shareholders approved the issuance of up to 4.7 million common shares in connection with the Plan. The Plan allows investors the opportunity to purchase additional CRIIMI MAE Common Shares through the reinvestment of CRIIMI MAE's dividends, optional cash payments and initial cash investments.

     In October 1998, due to the filing under Chapter 11, the Company suspended the initial cash investment and optional cash payment portion of the Plan until further notice.

Dividends

     During the pendency of the bankruptcy proceedings, the Company is prohibited from paying cash dividends without first obtaining Bankruptcy Court approval. (See Note 1-Effect of Chapter 11 Filing on REIT Status and other Tax Matters.

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

12.  PREFERRED STOCK

     CRIIMI MAE's charter authorizes the issuance of up to 25,000,000 shares of preferred stock, of which 3,000,000 shares have been designated as Series B Cumulative Convertible Preferred Stock, 300,000 shares have been designated as Series C Cumulative Convertible Preferred Stock and 300,000 shares have been designated as Series D Cumulative Convertible Preferred Stock, 103,000 shares have been designated as Series E Cumulative Convertible Preferred Stock, and 1,610,000 shares have been designated as Series F Redeemable Cumulative Dividend Preferred Stock as of March 31, 2000. See also Note 1 "Organization - The Plan of Reorganization".

Series B Cumulative Convertible Preferred Stock

     In August 1996, CRIIMI MAE completed a public offering of 2,415,000 shares of Series B Cumulative Convertible Preferred Stock, with a par value of $0.01 per share (the "Series B Preferred Stock"), at an aggregate offering price of $60,375,000. The Series B Preferred Stock pays a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $0.30, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 2.2844 times one plus a conversion premium of 3%, subject to adjustment upon the occurrence of certain events. The Series B Preferred Stock is (i) convertible at the option of the holders and (ii) subject to redemption at CRIIMI MAE's sole discretion after the tenth anniversary of issuance. Each share of Series B Preferred Stock is convertible into 2.2844 shares of common stock, subject to adjustment upon the occurrence of certain events. Due to certain adjustment provisions in the Series B Preferred Stock Articles Supplementary, the payment of the Series F Redeemable Cumulative Dividend Preferred Stock dividend resulted in an adjustment to the conversion price such that one share of Series B Preferred Stock is now convertible into 2.6379 shares of common stock. The liquidation preference and the redemption price on the Series B Preferred Stock equals $25 per share, together with accrued and unpaid dividends. There were 1,593,982 shares of Series B Preferred Stock outstanding as of March 31, 2000. Dividends accrued on the Series B Preferred Stock totaled $6,503,447 as of March 31, 2000 (of which, $1,083,908 was accrued for the first quarter of 2000, $4,335,631 was accrued during 1999 and $1,083,908 was accrued for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing).

Series C Cumulative Convertible Preferred Stock

     In March 1997, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company had the right to sell, and such investor was obligated to purchase, up to 300,000 shares of Series C Cumulative Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), through June 1998 at a price of $100 per share. The Series C Preferred Stock paid a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such quarterly dividend payment. The Series C Preferred Stock was convertible into shares of common stock at the option of the holder and was subject to redemption by CRIIMI MAE. The outstanding shares of Series C Preferred Stock were subject to mandatory conversion into common shares on February 23, 2000. Each share of Series C Preferred Stock was convertible into common shares based on a formula, the numerator of which is $100 and the denominator of which is a closing trade price of the common stock within the conversion period or the average of the closing trade prices of the common stock over the applicable twenty-one (or such fewer number as is mutually acceptable) day period immediately preceding the date of delivery. The liquidation preference and redemption price on the Series C Preferred Stock were $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon. On September 23, 1997, 150,000 shares were issued under this agreement, resulting in net proceeds of approximately $15 million. On February 23, 1998, another 150,000 shares of Series C Preferred Stock were issued under this agreement, resulting in net proceeds of approximately $15 million. These proceeds were used to fund purchases of Subordinated CMBS. During 1999, 20,000 shares of Series C Preferred Stock were converted into 653,061 common shares, resulting in 103,000 shares of Series C Preferred Stock outstanding at December 31, 1999. Dividends accrued on the Series C Preferred Stock as of March 31, 2000 totaled $1,075,848 (of which $119,537 was accrued for the first quarter of 2000, $697,172 for 1999 and $259,139 for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing). As of February 22, 2000, all of the outstanding shares of Series C Preferred Stock were exchanged for Series E Cumulative Convertible Preferred Stock. See below for further discussion.

Series D Cumulative Convertible Preferred Stock

     In July 1998, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company had the right to sell, and such investor was obligated to purchase, up to 300,000 shares of Cumulative Convertible Preferred Stock par value $.01 per share (the "Series D Preferred Stock") at price of $100 per share. The Series D Preferred Stock pays a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such quarterly dividend payment. The Series D Preferred Stock is convertible into shares of common stock at the option of the holder and is subject to redemption by CRIIMI MAE. The outstanding Series D Preferred Stock is subject to mandatory conversion into common shares on July 31, 2000. Each share of Series D Preferred Stock is convertible into common shares based on a formula, the numerator of which is $100 and the denominator of which is a closing trade price of the common stock within the conversion period or the average of the closing trade prices of the common stock over the applicable twenty-one (or such fewer number as is mutually acceptable) day period immediately preceding the date of delivery. The liquidation preference and redemption price on the Series D Preferred Stock are $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon. On July 31, 1998, 100,000 shares of Series D Preferred Stock were issued under this agreement, resulting in net proceeds of approximately $10 million. There were no Series D Preferred Stock converted into common shares during 1999, resulting in 100,000 shares outstanding at December 31, 1999. Dividends accrued on the Series D Preferred Stock totaled $985,909 as of March 31, 2000 (of which, $185,156 was accrued for the first quarter of 2000, $645,822 was accrued for 1999 and $154,931 was accrued for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing). It is contemplated that the Series D Preferred Stock will be exchanged for Series E Preferred Stock on or before the effective date of the Plan.

Series E Cumulative Convertible Preferred Stock

     On February 22, 2000, CRIIMI MAE and the holder of its Series C Preferred Stock entered into a Preferred Stock Exchange Agreement (the "Exchange Agreement") pursuant to which 103,000 shares of Series C Preferred Stock were exchanged (the "Exchange") for 103,000 shares of a new series of preferred stock designated as "Series E Cumulative Convertible Preferred Stock", par value $0.01 per share (the "Series E Preferred Stock"). The principal purpose of the Exchange was to effect an extension of the mandatory conversion date, upon which the Series C Preferred Stock would have converted into common stock. Pursuant to the Exchange Agreement, the Company has amended its Plan to provide for a new mandatory conversion date and certain additional terms and conditions with respect to the Series E Preferred Stock. The additional terms principally address dividend and additional conversion matters.

     Until the Company's Plan is effective, the principal terms of the Series E Preferred Stock are as set forth below. The Series E Preferred Stock pays a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding commencement of the calendar quarter which includes such quarterly dividend payment. Quarterly dividends payable with respect to calendar quarters and any partial quarter will be payable in common stock. Dividends accrued on Series E Preferred Stock totaled $73,428 as of March 31, 2000, (representing dividends from February 23, 2000 through March 31, 2000). The Series E Preferred Stock is not convertible into shares of common stock at the option of the holder unless the effective date of the Plan does not occur on or before December 31, 2000. In such event, 5,000 shares of Series E Preferred Stock shall become convertible at the option of the holder into common stock in January 2001 and in each month thereafter until the effective date of the Plan. If the Series E Preferred Stock becomes convertible into common stock, then each share of Series E Preferred Stock shall be convertible into common stock based on a formula, the numerator of which will be $100 and the denominator of which will be the closing trade price of the common stock within the conversion period or the average of the closing trade prices of the common stock over the applicable twenty-one (or such fewer number as is mutually acceptable) day period immediately preceding the date of delivery. The Series E Preferred Stock is subject to redemption by CRIIMI MAE. The liquidation preference and the redemption price on the Series E Preferred Stock are $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon.

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

Series F Redeemable Cumulative Dividend Preferred Stock

          On September 14, 1999, the Company declared a dividend on its common stock for the purpose of distributing approximately $15.7 million in undistributed 1998 taxable income. The dividend was payable to common shareholders of record on October 20, 1999, provided that the shareholders maintained ownership of their common stock through the payment date. The dividend was paid on November 5, 1999 in shares of Series F Redeemable Cumulative Preferred Dividend Preferred Stock (the "Series F Preferred Stock"). The 1,606,595 shares of Series F Preferred Stock issued were approved for listing on the New York Stock Exchange and trade with the symbol CMM-PrF, with a par value of $0.01 and a face value of $10.

          Holders of record of each share of CRIIMI MAE common stock who maintained ownership of their common stock through November 5, 1999, received 3/100ths of a share of Series F Preferred Stock (i.e., three shares of Series F Preferred Stock for every 100 shares of common stock held). The Series F Preferred Stock was convertible into shares of common stock during two 10-business day conversion periods. The first conversion period was from November 15, 1999 through November 30, 1999 and the second conversion period was from January 21, 2000 through February 3, 2000. Conversions were based on the volume-weighted average of the sale prices of the common stock for the 10-trading days prior to the date converted, subject to a floor of 50% of the volume-weighted average of the sale prices of the common stock on November 5, 1999. Holders of Series F Preferred Stock have no right to convert their Series F Preferred Stock into common stock after February 3, 2000.

          The Series F Preferred Stock provides for cash dividends at an annual fixed rate of 12%. The first dividend will be paid no earlier than the end of the calendar quarter in which a plan of reorganization for the Company becomes effective, and no more than quarterly thereafter. If the Series F Preferred Stock votes to accept the Plan, then the relative rights and preferences of the Series F Preferred Stock would be amended to permit the payment of dividends in cash or common stock at the Company's election. It is possible that accrued and unpaid dividends may be paid in common stock on or after the effective date of the Plan. The Series F Preferred Stock is redeemable at the Company's option after November 5, 2000 at a price of $10.00 per share plus accrued and unpaid dividends. The liquidation value of Series F Preferred Stock is $10.00 per share plus accrued and unpaid dividends.

          During the first conversion period 756,453 shares of Series F Preferred Stock were converted, resulting in the issuance of 6,401,443 shares of common stock. After giving effect to the shares converted during the first conversion period, there were 850,142 shares of Series F Preferred Stock outstanding as of December 31, 1999. During the second and final conversion period (January 21 through February 3, 2000) for the Series F Preferred Stock, 263,788 additional shares were converted, resulting in the issuance of 2,396,566 shares of common stock. Dividends accrued on Series F Preferred Stock totaled $339,388 as of March 31, 2000 (of which $177,861 was accrued for the first quarter of 2000 and $161,527 for 1999).

13. EARNINGS PER SHARE

          The following table reconciles basic and diluted earnings per share under FAS 128 for the three months ended March 31, 2000 and 1999.

                          For the three months ended March 31, 2000      For the three months ended March 31, 1999
                          -----------------------------------------      ----------------------------------------
                                                      Income                                               Income
                                                     Per Share                                            Per Share
                            Income       Shares       Amount                Income        Shares           Amount
                            ------       ------      ---------              ------        ------        -----------
Basic EPS
----------
Net Income
Available to
Common
Shareholders             $ 4,035,611    61,515,061     $   0.07          $ 13,416,949    53,008,855        $  0.25

Effect of
Dilutive
Securities
----------

Net effect of
assumed
exercise of                     --           --                                   --            --
stock options


Convertible

Preferred
Stock (1)                    378,121       17,774,275           -            319,626     6,697,322
                          ----------      -----------     ----------      ----------    ----------

Diluted EPS
----------
Income
available to
Common
Shareholders and
assumed                   $4,413,732       79,289,337        $  0.06     $13,736,575    59,706,177        $  0.23
conversions               ==========       ==========        =======     ===========    ==========        =======

___________________________
(1) As of March 31, 2000 and 1999, respectively, the following shares of preferred stock were outstanding: 1,593,982 shares of Series B Preferred Stock, -0- and 103,000 shares of Series C Preferred Stock, 100,000 shares of Series D Preferred Stock, 103,000 and -0- shares of Series E Preferred Stock, and 586,354 and -0- shares of Series F Preferred Stock. The common stock equivalents for the Series B Preferred Stock and the Series F Preferred Stock are not included in the calculation of diluted EPS because the effect would be anti-dilutive.


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

     In addition, to ensure the Company's continued retention of its executives and other employees and to provide meaningful incentives for these employees to work toward the Company's financial recovery and reorganization, the Company's management and Board of Directors developed a comprehensive and integrated program to retain its executives and other employees throughout the reorganization. On December 18, 1998, the Company obtained Bankruptcy Court approval to adopt and implement an employee retention program (the "Employee Retention Plan") with respect to all employees of the Company other than certain key executives. On February 28, 1999, the Company received Bankruptcy Court approval authorizing it to extend the Employee Retention Plan to the key executives initially excluded, including modifying existing employment agreements and entering into new employment agreements with such key executives. The Employee Retention Plan permitted the Company to approve ordinary course employee salary increases beginning in March 1999, subject to certain limitations, and to grant options to its employees after the Petition Date, up to certain limits. The Employee Retention Plan also provides for retention payments aggregating up to approximately $3.5 million, including payments to certain executives. Retention payments are payable semiannually over a two-year period. The first retention payment of approximately $909,000 vested on April 5, 1999, and was paid on April 15, 1999. The second retention payment of approximately $865,000 vested on October 5, 1999 and was paid on October 15, 1999. The third retention payment of approximately $653,000 vested on April 5, 2000, and was paid on April 14, 2000. The entire unpaid portion of the retention payments will become due and payable (i) upon the effective date of a plan of reorganization of the Company and, with respect to certain key executives, court approval or (ii) upon termination without cause. William B. Dockser, Chairman of the Board of Directors, and H. William Willoughby, President, are not currently entitled to receive any retention payments. Subject to the terms of their respective employment agreements, certain key executives will be entitled to severance benefits if they resign or their employment is terminated following a change of control. The other employees will be entitled to severance benefits if they are terminated without cause subsequent to a change of control of the Company and CMM. In addition, options granted by the Company after October 5, 1998 will, subject to Bankruptcy Court approval, become exercisable upon a change of control.

15.  TRANSACTIONS WITH RELATED PARTIES

     Below is a summary of the related party transactions which occurred during the three months ended March 31, 2000 and 1999. These items are described further in the text which follows:

                                                               For the three months ended March 31,
                                                                       2000                 1999
                                                                     --------            ----------
Amounts received or accrued from related parties:
-------------------------------------------------

CRIIMI Inc.
-----------
  Income(1)                                                          $186,408           $   277,037
  Return of Capital(2)                                                261,272             1,509,618
                                                                     --------           -----------

    Total                                                            $447,680           $ 1,786,655
                                                                     ========           ===========

CRI/AIM Investment Limited Partnership (1)                           $ 94,113           $   131,811
                                                                     ========           ===========

Expense reimbursements to CRIIMI Management:
--------------------------------------------

  AIM Funds and CRI Liquidating (3)(4)                               $ 47,424           $    31,068
  CMSLP (2) (3)                                                        39,602               293,459
                                                                     --------           -----------
    Total                                                            $ 87,026           $   324,527
                                                                     ========           ===========

Payments to CRI:
----------------
  Expense reimbursement - CRIIMI MAE(3)(5)                           $ 33,182            $   48,776
                                                                     ========            ==========


Payments to Capital Hotel Group(5)
----------------------------------
Management Fee (6)                                                   $ 12,784            $   11,692
                                                                     ========            ==========

--------------------------

(1) Included as equity in earnings from investments on the accompanying consolidated statements of income.

(2) Included as a reduction of equity investments on the accompanying consolidated balance sheets.

(3) Included in general and administrative expenses on the accompanying consolidated statements of income.

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

(6) Included as a reduction of net income earned from Real Estate Owned property which is included in other investment income on the accompanying consolidated statements of income.

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

     As noted above, the Debtors are authorized to manage their respective properties and operate their respective businesses pursuant to the Bankruptcy Code. During the course of the Chapter 11 Cases, the Debtors will be subject to the jurisdiction and supervision of the Bankruptcy Court. The United States Trustee has appointed (i) the Unsecured Creditors' Committee, (ii) the Official Committee of Unsecured Creditors in the CM Management Chapter 11 Case (the "CMM Creditors' Committee") and (iii) the CMI Equity Committee (collectively, the "Committees"). The Committees are expected to participate in the formulation of the plans of reorganization for the respective Debtors. The Debtors are required to pay certain expenses of the Committees, including professional fees, to the extent allowed by the Bankruptcy Court.

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

     The Debtors' initial exclusivity period to file a plan of reorganization ended on February 2, 1999. The Bankruptcy Court extended this period through August 2, 1999 and again through September 10, 1999. The Debtors sought a third extension of exclusivity through November 10, 1999 and on September 20, 1999, the Bankruptcy Court entered an order (i) extending the Debtors' right to file a plan of reorganization through October 16, 1999, (ii) providing the Unsecured Creditors' Committee and the Equity Committee the right to jointly file a plan of reorganization through October 16, 1999 and (iii) providing that any party in interest may file a plan of reorganization after October 16, 1999. The Debtors filed (i) a Joint Plan of Reorganization on September 22, 1999, (ii) an Amended Joint Plan of Reorganization and proposed Joint Disclosure Statement on December 23, 1999, (iii) a Second Amended Joint Plan of Reorganization and proposed Amended Joint Disclosure Statement on March 31, 2000 and (iv) a Third Amended Joint Plan of Reorganization and proposed Second Amended Joint Disclosure Statement with respect thereto on April 25, 2000. The Debtors' Third Amended Joint Plan of Reorganization is fully supported by the CMI Equity Committee, which is a co-proponent of the Plan. Subject to the completion of mutually acceptable Unsecured Creditor Debt Documentation, the Unsecured Creditors' Committee has agreed to support confirmation of the Debtors' Plan.

     On December 20, 1999, the Unsecured Creditors' Committee filed its own plan of reorganization and proposed disclosure statement with the Bankruptcy Court. On January 11, 2000 and on February 11, 2000, the Unsecured Creditors' Committee filed its first and second amended plans of reorganization, respectively, with the Bankruptcy Court and its amended proposed disclosure statements with respect thereto. However, as a result of the successful negotiations, the Unsecured Creditors' Committee is now supporting confirmation of the Debtors' Plan and has asked the Bankruptcy Court to defer consideration of its plan pending approval of the Debtors' Plan and the completion of mutually acceptable final documentation. Accordingly, the Debtors, the CMI Equity Committee and the Unsecured Creditors' Committee are together presenting the Debtors' Plan for approval by all holders of claims and interests in impaired classes.

     The Bankruptcy Court scheduled a hearing for April 25 and April 26, 2000 on the Proposed Disclosure Statement. During that hearing, the Bankruptcy Judge requested the filing of additional legal briefs by May 9, 2000 on two issues raised at the hearing. The issues raised relate to an objection to the disclosure statement filed by Salomon Smith Barney Inc. and Citicorp Real Estate, Inc. (together "SSB"). On May 9, 2000, CRIIMI MAE filed its legal brief with the court, as did SSB. In addition, the Equity Committee filed a brief in support of CRIIMI MAE's position and the Unsecured Creditors Committee filed two briefs also in support of CRIIMI MAE's position. The SSB objection is the only objection to CRIIMI MAE's disclosure statement pending before the Bankruptcy Court. Once the Proposed Disclosure Statement has been approved by the Bankruptcy Court, the Plan will be sent, together with the approved Disclosure Statement, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following voting on the Plan by impaired classes of creditors and equity security holders, the Bankruptcy Court, after notice and a hearing, will consider whether to confirm the Plan before it. To confirm a plan, the Bankruptcy Court is required to find among other things: (i) with respect to each class of impaired creditors and equity security holders, that each holder of a claim or interest of such class either (a) will, pursuant to the plan, receive or retain property of a value as of the effective date of the plan, that is at least as much as such holder would have received in a liquidation on such date of the Debtors or (b) has accepted the plan, (ii) with respect to each class of claims or equity security holders, that such class has accepted the plan or is not impaired under the plan, and (iii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the Debtors or any successor unless such liquidation or reorganization is proposed in the plan. The Bankruptcy Court has not yet approved the Proposed Disclosure Statement or set a date for a confirmation hearing on the Debtors' Plan.

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

     Merrill Lynch

     As of the Petition Date, the Company owed Merrill Lynch approximately $274.8 million with respect to advances to the Company under an assignment agreement pursuant to which the Company pledged Subordinated CMBS. Borrowings under this assignment agreement are secured by a first priority security interest in certain CMBS issued in connection with CBO-2, together with all proceeds, distributions and amounts realized therefrom (the "Distributions") (the CMBS pledged to Merrill Lynch and the Distributions are hereafter referred to collectively as the "Merrill Collateral").

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

     On September 7, 1999, the Company filed a Motion to Approve Stipulation and Consent Order Providing for Adequate Protection. On or about September 27, 1999, the Unsecured Creditors' Committee and the CMI Equity Committee filed a joint objection to the Motion. On December 3, 1999, the Bankruptcy Court entered the Stipulation and Consent Order Providing For Adequate Protection (the "Adequate Protection Order"), certain provisions of which were effective retroactively. Pursuant to the Adequate Protection Order, a segregated interest bearing debtor-in-possession account was created (the "Cash Collateral Account") into which the Company's Distribution Share was deposited during the months of August through December 1999. An additional 50% of the Company's Distribution Share was deposited in said account between January and March 2000. Although a new stipulation has not been signed, the Company has received 50% of its Distribution Share for the months of April and May 2000. The Adequate Protection Order provides Merrill Lynch with a first priority lien on the Cash Collateral Account. Subject to certain material adverse changes defined in the Adequate Protection Order, Merrill Lynch agreed not to seek further adequate protection or relief from the automatic stay before March 31, 2000.

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

     The Company and Morgan Stanley reached an agreement to sell the Wells Fargo Bonds (the "Morgan Stanley Agreement"). CRIIMI MAE filed a motion with the Bankruptcy Court to approve the Morgan Stanley Agreement on February 1, 2000. The motion was approved by the Bankruptcy Court on February 24, 2000. On February 29, 2000, the Wells Fargo Bonds were sold. Of the approximately $45.9 million in net sales proceeds, $37.5 million was used to pay off all outstanding borrowings owed to Morgan Stanley and the remaining proceeds of approximately $8.4 million will be used primarily to help fund CRIIMI MAE's Plan. Pursuant to the terms of the Morgan Stanley Agreement, the Company and Morgan Stanley mutually released any claims that they may have against each other and filed a stipulation of dismissal with prejudice of the October 20, 1998 adversary proceeding.

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

     On March 11, 1999, the Company finalized agreements with Citicorp and Citibank, pursuant to which the parties agreed to adjourn the pending litigation for a four-month period. The Bankruptcy Court agreed to a request by CRIIMI MAE, Citibank, and the Unsecured Creditors' Committee to further postpone the pending litigation on July 7, 1999 and again on September 10, 1999. The trial has not yet been rescheduled.

     The agreements reached by the Company with Citicorp and Citibank on March 11, 1999 were approved by the Bankruptcy Court through stipulations and consent orders entered on April 5, 1999. One of the agreements also provided that Salomon Smith Barney, in cooperation with CRIIMI MAE, agreed to sell two classes of investment-grade CMBS from CMO-IV constituting a portion of the collateral securing advances under the Citicorp financing arrangement. In May 1999, Salomon Smith Barney sold $20 million of the CMO-IV securities held by Holdings II. This sale reduced the amounts owed from Holdings II to Citicorp by approximately $17 million. On October 8, 1999, the remaining CMO-IV securities held by Holdings II were sold. This sale reduced the amounts owed from Holdings II to Citicorp by approximately $22 million and Holdings II received net proceeds of approximately $315,000. In addition, Citibank, in cooperation with CRIIMI MAE, agreed to sell commercial mortgages originated in 1998 under the Citibank Program, provided that the sale resulted in CRIIMI MAE receiving minimum net proceeds of not less than $3.5 million, after satisfying certain amounts due to Citibank, from the amount held in the reserve account. On August 5, 1999, all but three of the commercial loans originated under the Citibank Program in 1998, with an aggregate unpaid principal balance of approximately $339 million, were sold for gross proceeds of approximately $308 million. On September 16, 1999, Citibank sold the remaining three loans, with an aggregate unpaid principal balance of approximately $32.7 million, for gross proceeds of approximately $27.2 million. In the case of each sale of the commercial loans, the minimum net proceeds provision was waived by agreement of the Company, the Unsecured Creditors' Committee and the CMI Equity Committee.

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

     (iii) The Company shall be entitled to use the assignment income not paid to First Union in the ordinary course of its business subject to certain limitations; and

     (iv) First Union shall not seek relief from the automatic stay in the Company's Chapter 11 case to foreclose upon the assignment securities and/or the assignment income and none of the Company, the Unsecured Creditors' Committee, the CMI Equity Committee or First Union shall seek modification of the adequate protection arrangements set forth in the agreement for a period commencing upon the date which the Bankruptcy Court approves the agreement and terminating on December 31, 1999, subject to certain exceptions.

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

     On February 22, 2000, the Company filed a motion with the Bankruptcy Court for approval of the Second Stipulation. CRIIMI MAE, First Union and Lehman also reached an agreement that called for the sale of seven classes of Subordinated CMBS known as First Union Lehman Brothers Series 98 C-2 the ("First Union Lehman Bonds"). The agreement was filed with the Bankruptcy Court on March 21, 2000 for approval. On March 28, 2000, the Bankruptcy Court approved the Second Stipulation. On April 24, 2000, the First Union Lehman Bonds were sold. The transaction generated proceeds of $140 million, of which approximately $113 million was used to retire the debt associated with these securities owed to Lehman and First Union. The approximate $27 million of remaining proceeds will be used primarily to help fund CRIIMI MAE's plan of reorganization.

     First Union has asserted a first priority security interest in certain bonds that are or were in its possession, and the distributions made on those bonds since the Petition Date, pursuant to an agreement dated as of October 10, 1997 by and between the Company and First Union. The Company disputes First Union's claim to a security interest in those bonds and the distributions made thereon. The bonds in issue are (i) the Morgan Stanley Capital, Series 1998-WF2 Class N bond, (ii) the Chase Comm. Mtg, Series 1998-1 Class J bond, and (iii) the Nomura Asset

Sec. Corp, Series 1998-B7 Class N bond. The Morgan Stanley Capital Bond has been sold, and certain proceeds from the sale thereof are being held in a segregated account in the name of First Union pending further order of the Bankruptcy Court and resolution of the claim of First Union thereto. If the issues between the Company and First Union are not otherwise resolved, an adversary proceeding will be commenced to resolve the dispute between the Company and First Union with respect to the foregoing bonds and/or the distributions made on those bonds. If First Union's claim with respect to those bonds and/or the distributions made on those bonds is determined to be an Allowed Secured Claim, such Claim will be treated as part of Class A2 under the Plan. If First Union's Claim is determined to be an unsecured claim, it will be included in the Claims subject to Class A10 under the Plan.

Arrangements with Other Creditors

     In addition to the foregoing, the Company has had discussions with other secured creditors against whom the Company was not engaged in litigation. One such creditor is GACC. On February 3, 1999, the Bankruptcy Court approved an Amended Consent Order between the Company and GACC that provides for the following: (i) acknowledgement that GACC has a valid perfected security interest in its collateral; (ii) authority for GACC to hedge its loan, subject to a hedge cost cap; and (iii) as adequate protection, the sharing of cash collateral on a 50/50 basis, after payment of interest expense, with the percentage received by GACC to be applied to reduce principal and pay certain hedge costs, if any. In addition, the Company is prohibited from using GACC's cash collateral for certain purposes, including loan originations and Subordinated CMBS acquisitions. The Amended Consent Order expired April 28, 1999. The Company and GACC agreed to extend the Amended Consent Order until August 2, 1999 and a stipulation to that effect was signed by the Company and GACC and approved by the Bankruptcy Court on May 11, 1999. The Company and GACC had negotiated a further extension of the stipulation through September 10, 1999, which has now expired. On September 9, 1999, GACC contacted the Company and requested similar provisions afforded to Merrill Lynch in its most recent stipulation. See "Bankruptcy Related Litigation-Merrill Lynch" for further discussion.

Shareholder Litigation

     The Company is aware that certain plaintiffs filed 20 separate class action civil lawsuits (the "Complaints") in the United States District Court for the District of Maryland (the "District Court" or the "Court") against certain officers and directors of the Company between October 7, 1998 and November 30, 1998. On March 9, 1999, the District Court ordered the consolidation of the Complaints into a single action entitled "In Re CRIIMI MAE Inc. Securities Litigation" (see below regarding dismissal of this litigation). On April 23, 1999, a group of thirteen putative members of the class of individuals who allegedly suffered damages during the class period between February 20, 1998 and October 5, 1998 (collectively, the "Plaintiffs") filed an Amended and Consolidated class action Complaint alleging violations of federal securities laws (the "Consolidated Amended Complaint"). The Consolidated Amended Complaint names as defendants William B. Dockser, as Chairman of the Board of Directors,
H. William Willoughby as a member of the Board of Directors and an officer of CRIIMI MAE, and Cynthia O. Azzara as an officer of CRIIMI MAE (collectively, the "Defendants"). Although CRIIMI MAE, CM Management and Holdings II have not been named as defendants, each company is subject to indemnity obligations to the Defendants under the provisions of their respective constituent documents, the Defendants' employment contracts and applicable state law. CRIIMI MAE has directors and officers liability insurance policies that have a combined coverage limit of $20 million.

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

     On July 9, 1999, the Defendants filed a Motion to Dismiss, with prejudice, the Consolidated Amended Complaint. The Defendants filed the motion under Rule 12(b)(6) of the Federal Rules of Civil Procedure on the grounds that the Plaintiffs failed to plead sufficient facts with the requisite particularity to establish a claim for securities fraud under the Reform Act. The Plaintiffs filed their Opposition to Defendants' Motion to Dismiss on September 24, 1999.

     On September 13, 1999, the Court denied the Plaintiffs' motions for appointment of lead plaintiffs and for approval of selected counsel. The Court also ordered the Plaintiffs' counsel to provide notice of the putative claims to institutional investors identified by Defendants. Finally, the Court ordered that the Plaintiffs nominate no more than three persons to serve as lead plaintiffs, and that any potential lead plaintiffs nominate only one attorney or law firm to serve as lead counsel.

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

     On March 30, 2000, the Court granted the Defendants' Motion to Dismiss the Consolidated Amended Complaint and as a result entered an Order and Memorandum Opinion dismissing the Consolidated Amended Complaint. The Court concluded that the Plaintiffs did not substantiate their claims that specific CRIIMI MAE officers and directors violated Section 10(b) of the Exchange Act. The Court concluded that because the Plaintiffs failed to substantiate their claims of a "primary violation" of Section 10(b) of the Exchange Act, they likewise failed to substantiate a claim against the individual Defendants as controlling persons under Section 20(a) of the Exchange Act. This dismissal does not dispose of other pending shareholder lawsuits and/or claims in bankruptcy which may affect the Company, as more fully described under other subheadings of this section.

     On May 1, 2000, the Plaintiffs filed a Notice of Appeal from the Court's Memorandum Opinion and Order dated March 30, 2000.

Edge Partners Settlement

     In February 1996, Edge Partners, L.P. ("Edge Partners"), on behalf of CRIIMI MAE, filed a First Amended Class and Derivative Complaint (the "Derivative Complaint") in the Bankruptcy Court. The Derivative Complaint named as defendants each of the individuals who served on the Board of Directors at the time of the Merger and CRIIMI MAE as a nominal defendant. The Company was subject to indemnity obligations to the directors under provisions of its constituent documents. In addition, the Company had directors and officers liability insurance policies with a combined coverage limit of $5 million.

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

     On June 16, 1998, the District Court approved a settlement agreement (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Company agreed to make certain disclosures relating to alleged conflicts between two directors and the Company in connection with the Merger transaction and adopted a non-binding policy relating generally to the approval of certain interested transactions. Among other things, the non-binding policy adopted by the Board of Directors imposes certain conditions on the Board's approval of transactions between the Company and any director, officer or employee who owns greater than 1% of the outstanding common shares of the Company. Such conditions generally include: (1) approval by written resolution of any transaction involving an amount in excess of $5 million in any year adopted by a majority of the members of the Board having no personal stake in the transaction; and (2) in the case of any such transaction in excess of $15 million in any year, consideration by the Board as to the formation of a special committee of the Board, to be comprised of at least two directors having no personal stake in such transaction.

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

Claims

     Over 850 claims with a face amount of nearly $2.5 billion have been filed in the Chapter 11 cases, including approximately $355 million in unsecured claims and approximately $2.2 billion in secured claims. Many of these claims are duplicate claims filed by the same creditor in each of the three cases. This amount is far in excess of the approximately $1.18 billion in liabilities identified by the Debtors in their schedules, which were filed with the Bankruptcy Court on November 20, 1998. The Debtors have undertaken extensive efforts to cleanse the claims pool. In addition to analyzing the claims, the Debtors have opened discussions with various creditors regarding the withdrawal of certain claims and in some cases, have objected to claims. The Debtors' efforts have resulted in the reduction of approximately $1.25 billion from the claims pool by means of objections, negotiated settlements and withdrawal of claims.

     Three large disputed claims are summarized as follows: (i) the claim of Andrew N. Friedman on behalf of a class of shareholders in the amount of $100 million (the "Claim Number 330"); (ii) the claim of the Capital Company of America, LLC ("CCA") for approximately $18 million (the "CCA Claim") and (iii) the claim of GP Properties Group, Inc., for approximately $882,000 (the "GP Properties Claim").

     Claim Number 330 relates to shareholders litigation against CRIIMI MAE's officers and directors, which has already been discussed in "Legal Proceedings-Shareholder Litigation." On March 30, 2000, CRIIMI MAE Inc. objected to Claim Number 330. On April 27, 2000, the United States District Court for the District of Maryland withdrew the reference of the contested matter relating to Claim Number 330. Claim Number 330 is now pending before Judge Deborah Chasanow.

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

     The GP Properties Claim relates to the Company's loan origination program. In August and September 1998, the Company and GP Properties were involved in a preliminary loan application process. These preliminary processes did not give rise to a loan commitment. On October 7, 1998, GP Properties advised the Company that it closed on alternative lending. GP Properties refused the Company's request that it withdraw its claim, and on October 26, 1999 CRIIMI MAE objected to the GP Properties Claim. GP Properties did not respond to the objection on or prior to the objection deadline. On May 8, 2000, the Court entered an order disallowing and expunging the GP Properties Claim.

     Of the $1.25 billion of remaining claims approximately $0.95 billion is carried on the balance sheet as of March 31, 2000. The Debtors believe they have substantial defenses to each of the disputed claims and that the ultimate allowed amount of these claims, if any, will be insignificant, although there can be no assurance.

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

     The following table details the Company's financial performance by these two lines of business for the quarter ended March 31, 2000, and 1999. The basis of accounting used in the table is GAAP.

                                                                                    2000
                                               -------------------------------------------------------------------------------------
                                                   Portfolio           Mortgage
                                                   Investment          Servicing        Elimination (1)          Consolidated
                                               ------------------    -------------    --------------------     --------------------
Interest income:
  Subordinated CMBS                             $      39,169,771    $      13,814                  (13,814)      $      39,169,771
  Insured mortgage securities                           7,797,201              -                        -                 7,797,201
  Originated loans                                      8,487,626              -                        -                 8,487,626
  Other                                                       -            767,488                 (767,488)                    -
Servicing income                                              -          1,470,247               (1,470,247)                    -
Net gain on mortgage security dispositions                 15,477              -                        -                    15,477
Other income                                              520,423          914,210               (1,109,864)                324,769
                                               ------------------    -------------    ---------------------    --------------------
  Total revenue                                        55,990,498        3,165,759               (3,361,413)             55,794,844
                                               ------------------    -------------    ---------------------    --------------------

General and administrative expenses                    (3,138,757)      (3,185,695)               3,185,695              (3,138,757)
Interest expense                                      (37,214,952)             -                        -               (37,214,952)
Reorganization items                                   (9,046,240)             -                        -                (9,046,240)
Other expenses                                           (719,394)        (131,417)                 131,417                (719,394)
                                               ------------------    -------------    ---------------------    --------------------
 Total expenses                                       (50,119,343)      (3,317,112)               3,317,112             (50,119,343)
                                               ------------------    -------------    ---------------------    --------------------

Net (loss) income                                       5,871,155         (151,353)                 (44,301)              5,675,501

Preferred dividends accrued                            (1,639,890)             -                        -                (1,639,890)
                                               ------------------    -------------    ---------------------    --------------------

Net (loss) income available to common
shareholders                                    $       4,231,265        ($151,353)    $            (44,301)      $       4,035,611
                                               ==================    =============    =====================    ====================
Total assets                                    $   2,259,744,680    $  23,797,409     $         (2,432,592)      $   2,281,109,497
                                               ==================    =============    =====================    ====================



                                                                                      1999
                                               -------------------------------------------------------------------------------------
                                                   Portfolio           Mortgage
                                                   Investment          Servicing          Elimination (1)           Consolidated
                                               -------------------------------------------------------------------------------------
Interest income:
  Subordinated CMBS                             $      38,485,145    $          -          $          -             $    38,485,145
  Insured mortgage securities                           8,900,308               -                     -                   8,900,308
  Originated loans                                      8,840,827               -                     -                   8,840,827
  Other                                                       -             572,755              (572,755)                      -
Servicing income                                              -           1,613,945            (1,613,945)                      -
Net gain on mortgage security dispositions                908,604               -                     -                     908,604
Gain on originated loan dispositions                    3,946,475               -                     -                   3,946,475
Other income                                              944,235         1,286,280            (3,201,115)                 (970,600)
                                                -----------------    --------------        --------------           ---------------
  Total revenue                                        62,025,594         3,472,980            (5,387,815)               60,110,759
                                                -----------------    --------------        --------------           ---------------
General and administrative expenses                    (2,634,114)       (4,482,283)            4,482,283                (2,634,114)
Interest expense                                      (36,428,930)          (14,448)               14,448               (36,428,930)
Losses on warehouse obligations                               -                 -                     -                         -
Reorganization items                                   (5,507,838)              -                     -                  (5,507,838)
Other expenses                                           (719,394)       (1,002,962)            1,002,962                  (719,394)
                                                -----------------    --------------        --------------           ---------------
Total expenses                                        (45,290,276)       (5,499,693)            5,499,693               (45,290,276)
                                                -----------------    --------------        --------------           ---------------

Net (loss) income                                      16,735,318        (2,026,713)              111,878                14,820,483

Preferred dividends accrued                            (1,403,534)              -                     -                  (1,403,534)
                                                -----------------    --------------        --------------           ---------------
Net (loss) income available to common
shareholders                                    $      15,331,784       ($2,026,713)       $      111,878           $    13,416,949
                                                =================    ==============        ==============           ===============
Total assets                                    $   2,399,008,962    $   24,820,676        $   (2,917,485)          $ 2,420,912,153
                                                =================    ==============        ==============           ===============

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

18.  FINANCIAL STATEMENTS FOR THE DEBTOR ENTITIES


     The following are unconsolidated financial statements for CRIIMI MAE, CM Management and Holdings II:

                                CRIIMI MAE Inc.
                                 BALANCE SHEET
                               (Unconsolidated)

                                                                          March 31, 2000                 December 31, 1999
                                                                         -----------------               ------------------
Assets
    Subordinated CMBS, at fair value                                      $    798,571,198                   $    826,897,948
    Insured Mortgage security, at fair value                                     5,269,773                          5,268,982
    Receivables and Other Assets                                                78,080,476                         83,133,075
    Restricted cash and cash equivalents                                        52,754,201                         37,774,894
    Other Cash and Cash Equivalents                                             53,722,235                         52,114,880
    Investment in Subsidiaries                                                 215,736,482                        210,030,947
                                                                            --------------                     --------------
              Total Assets                                                $  1,204,134,365                   $  1,215,220,726
                                                                            ==============                     ==============

Liabilities
    Accounts Payable and other Accrued Expenses                           $     20,640,684                   $     21,580,384
    Liabilities Subject to Chapter 11 Proceedings                              936,814,218                        974,291,756
                                                                              ------------                     --------------
              Total Liabilities                                                957,454,902                        995,872,140
                                                                              ============                     ==============


Shareholders' Equity
    Convertible Preferred Stock                                                     23,833                             26,471
    Common Stock                                                                   623,532                            599,546
    Accumulated other comprehensive income                                    (184,133,647)                      (207,421,788)
    Accumulated deficit                                                       (144,399,304)                      (148,434,915)
    Additional paid-in capital                                                 574,565,049                        574,579,272
                                                                               ------------                      -------------
Shareholders' Equity                                                           246,679,463                        219,348,586
                                                                              -------------                     --------------
Total Liabilities and Shareholders' Equity                                $  1,204,134,365                   $  1,215,220,726
     .                                                                       ==============                     ==============

                                CRIIMI MAE Inc.
                            STATEMENT OF NET INCOME
                           AND COMPREHENSIVE INCOME
                               (Unconsolidated)


                                                         For the three months ended          For the three months ended
                                                                March 31, 2000                    March 31, 1999
                                                                ---------------                   --------------

Interest Income                                                 $  27,104,225                       $ 30,250,850
Interest Expense                                                   16,112,595                         16,803,626
                                                                -------------                        -----------

      Net Interest Margin                                          10,991,630                         13,447,224
                                                                 ------------                        -----------

Equity in Earnings from Subsidiaries                                3,475,188                          2,335,106
Other Income                                                          291,523                            387,245
General and Administrative Expenses                                  (203,724)                          (141,443)
Amortization of Assets Acquired in Merger                            (719,394)                          (719,394)
Unrealized gain on warehouse obligation                                    -                           3,946,475
Reorganization Items
  Impairment on CMBS                                               (3,443,759)                                 -
  Loss on Sale of CMBS                                             (1,354,026)                                 -
  Other                                                            (3,361,937)                        (4,434,730)
                                                                 -------------                       ------------
      Subtotal                                                     (5,316,129)                         1,373,259
                                                                 -------------                       ------------

Net income before dividends accrued on preferred shares          $  5,675,501                        $ 14,820,483
                                                                 ============                         ===========

Dividends accrued on preferred shares                              (1,639,890)                         (1,403,534)
                                                                 -------------                        ------------
Net income available to common shareholders                      $  4,035,611                        $ 13,416,949
                                                                 =============                        ============
Comprehensive income:
Net income before dividends accrued on preferred shares          $  5,675,501                        $ 14,820,483
Other comprehensive income (loss)                                  23,288,141                          (1,586,425)
                                                                  ------------                         -----------
Comprehensive income                                             $ 28,963,642                        $ 13,234,058
                                                                  ============                        ============






                                CRIIMI MAE Inc.
                         Note to Financial Statements
                        As of March 31, 2000 and 1999
                                (Unconsolidated)

1.   BASIS OF PRESENTATION

     GAAP requires that certain entities that meet specific criteria be consolidated with CRIIMI MAE including: CM Management (Debtor), and Holdings II (Debtor), CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CRIIMI MAE Holdings Inc. (currently inactive), CRIIMI MAE Holdings L.P. (currently inactive), CRIIMI, Inc., and CRIIMI MAE CMBS Corporation. For purposes of this presentation CRIIMI MAE accounts for all subsidiaries (those consolidated under GAAP and those accounted for under the equity method under GAAP) using the equity method of accounting.

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

     In management's opinion, with the exception of the matter discussed above, the financial statements of CRIIMI MAE contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CRIIMI MAE as of March 31, 2000 and December 31, 1999, and the unconsolidated results of its operations for the three months ended March 31, 2000 and 1999.

                          CRIIMI MAE Management Inc.
                                BALANCE SHEETS

                                                                March 31,2000           December 31, 1999
                                                              -----------------        -------------------
Assets:
Note receivable                                               $       3,376,468        $         3,376,468
Restricted cash and cash equivalents                                    289,363                    261,729
Cash and cash equivalents                                               897,963                    926,122
Other assets                                                          2,868,939                  2,969,939
Equity investments                                                   12,665,916                 12,794,963
                                                              -----------------        -------------------
Total assets                                                  $      20,098,649        $        20,329,221
                                                              =================        ===================

Liabilities:
Accounts payable and other accrued expenses                   $       3,430,688        $         2,585,812
Liabilities subject to Chapter 11 proceedings                         6,778,485                  6,529,634
                                                              -----------------        -------------------

Total liabilities                                                    10,209,173                  9,115,446
                                                              -----------------        -------------------

Shareholders' equity                                                  9,889,476                 11,213,775
                                                              -----------------        -------------------

Total liabilities and shareholders' equity                    $      20,098,649        $        20,329,221
                                                              =================        ===================

                          CRIIMI MAE Management Inc.
                            STATEMENTS OF NET LOSS

                                                              For the three months ended March 31,
                                                               2000                          1999
                                                        ------------------       ------------------
Interest income - note receivable and
short-term interest income                              $           90,743       $           91,446
Equity in losses from investments                                 (111,822)              (1,463,918)
                                                        ------------------       ------------------

Total revenue                                                      (21,079)              (1,372,472)
                                                        ------------------       ------------------

Interest expense                                                   114,267                  111,864
Depreciation and amortization                                      131,340                  134,340
General and administrative expenses                              2,549,362                2,122,848
Reorganization items                                               818,612                  879,777
                                                        ------------------       ------------------

Total expenses                                                   3,613,581                3,248,829
                                                        ------------------       ------------------

Net loss                                                $       (3,634,660)      $       (4,621,301)
                                                        ==================       ==================

                          CRIIMI MAE Management, Inc.
                         Note to Financial Statements
                        As of  March 31, 2000 and 1999

1.   BASIS OF PRESENTATION

     In management's opinion, the accompanying unaudited financial statements of CM Management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CM Management on a stand-alone basis as of March 31, 2000 and December 31, 1999 and the results of its operations for the three months ended March 31, 2000 and 1999, in accordance with GAAP.

                         CRIIMI MAE Holdings II, L.P.
                                BALANCE SHEETS

                                                                    March 31,2000                 December 31, 1999
                                                                    -------------                 -----------------
Assets:
  Subordinated CMBS, at fair value                                 $   38,655,085                 $       38,211,075
  Interest receivable                                                     443,673                            377,936
  Cash                                                                        100                                100
                                                                    -------------                  -----------------
  Total assets                                                     $   39,098,858                 $       38,589,111
                                                                    =============                  =================
Liabilities:
 Liabilities not subject to Chapter 11 proceedings:
  Collateralized mortgage obligations                              $   39,364,778                 $       39,256,952
  Payables and accrued expenses                                           611,231                            541,360
 Liabilities subject to Chapter 11 proceedings:
  Variable-rate secured borrowings                                              -                                  -
                                                                    -------------                  -----------------
  Total liabilities                                                    39,976,009                         39,798,312
                                                                    -------------                  -----------------
Partners' equity:
  Contributed capital                                                   4,816,903                          4,856,143
  Accumulated other comprehensive income                               (5,694,054)                        (6,065,344)
                                                                    -------------                  -----------------
  Total partners' equity                                                 (877,151)                        (1,209,201)
                                                                    -------------                  -----------------
  Total liabilities and partners' equity                           $   39,098,858                 $       38,589,111
                                                                    =============                  =================

                         CRIIMI MAE Holdings II, L.P.
                STATEMENTS OF NET LOSS AND COMPREHENSIVE INCOME

                                                                           For the three months ended
                                                                  March 31, 2000                  March 31, 1999
                                                                  --------------                  --------------
Interest income:
  Subordinated CMBS                                               $      796,510                 $       796,669

Interest expense:
  Collateralized bond obligations-CMBS                                   905,879                               -
  Variable-rate secured borrowings-CMBS                                        -                         559,913
                                                                   -------------                  --------------
   Total interest expense                                                905,879                         559,913
                                                                   -------------                  --------------
  Net interest margin                                                   (109,369)                        236,756
                                                                   -------------                  --------------
Other investment income                                                        -                               -
General and administrative expenses                                            -                               -
Reorganization costs                                                     (52,857)                       (193,328)
                                                                   -------------                  --------------
Subtotal                                                                 (52,857)                       (193,328)
                                                                   -------------                  --------------
Net loss                                                          $     (162,226)                $        43,428
                                                                   =============                  ==============
Other comprehensive income                                               371,290                        (611,860)
                                                                   -------------                  --------------
Comprehensive income                                              $      209,064                 $      (568,432)
                                                                   =============                  ==============

                               Holdings II, L.P.
                         Note to Financial Statements
                        As of March 31, 2000 and 1999


1.   BASIS OF PRESENTATION



     Holdings II's CMBS (2 tranches from CMO-IV) are carried as investments in loans at amortized cost basis in CRIIMI MAE's first quarter Form 10-Q's consolidated financial statements. (See Notes 3 and 6 for discussion of this accounting.) On a stand-alone basis, GAAP requires that Holdings II's investment in CMBS be carried as securities (as opposed to loans) at fair value.

     In management's opinion, the accompanying unaudited financial statements of Holdings II contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Holdings II on a stand-alone basis as of March 31, 2000 and December 31, 1999 and the results of its operations for the three months ended March 31, 2000 and 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risk factors contained below and in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including its Annual Report on Form 10-K for the year ended December 31, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

     The Company's business is subject to a number of risks and uncertainties including, but not limited to: (1) the effect of the Chapter 11 filing and substantial doubt as to the Company's ability to continue as a going concern;
(2) risks related to the Recapitalization Financing under the Company's Third Amended Joint Plan of Reorganization; (3) risk of loss of REIT status; (4) taxable mortgage pool risk; (5) risk of phantom income resulting in additional tax liability; (6) the effect of rate compression on the market price of the Company's stock; (7) substantial leverage; (8) inherent risks in owning Subordinated CMBS; (9) the limited protection provided by hedging transactions;
(10) risk of foreclosure on CMBS assets; (11) the limited liquidity of the CMBS market; (12) pending litigation; (13) risk of being considered an investment company; (14) possible effects of an economic recession on losses and defaults;
(15) borrowing risks; (16) the effect of the yield curve on income; and (17) risks associated with the trader election including those referenced in "2000 Taxable Income (Loss)/ Taxable Distribution Requirements" below.

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

     The Company's independent public accountants have issued a report on the Company's 1999 financial statements expressing substantial doubt about the Company's ability to continue as a going concern. In addition, the Company has been advised by its independent public accountants that, if the Company's Plan of reorganization is not approved by the Bankruptcy Court prior to the completion of their audit of the Company's financial statements for the year ended December 31, 2000, the auditors' report on those financial statements will continue to be modified to express substantial doubt about the Company's ability to continue as a going concern.

     CRIIMI MAE is working diligently toward emerging from bankruptcy as a successfully reorganized company. In furtherance of such effort, the Debtors filed (i) a Joint Plan of Reorganization on September 22, 1999, (ii) an Amended Joint Plan of Reorganization and proposed Joint Disclosure Statement on December 23, 1999, (iii) a Second Amended Joint Plan of Reorganization and proposed Amended Joint Disclosure Statement on March 31, 2000 and a Third Amended Joint Plan of Reorganization (the "Plan") and proposed Second Amended Joint Disclosure Statement (the "Proposed Disclosure Statement") on April 25, 2000. The Plan was filed with the support of the Official Committee of Equity Security Holders of CRIIMI MAE (the "Equity Committee"), which is a co-proponent of the Plan. Subject to the completion of mutually acceptable documentation evidencing the secured financing to be provided by the unsecured creditors (the "Unsecured Creditor Debt Documentation"), the Official Committee of Unsecured Creditors of CRIIMI MAE (the "Unsecured Creditors' Committee") has agreed to support confirmation of the Debtors' Plan. The Company, the Equity Committee and the Unsecured Creditors' Committee are now all proceeding toward confirmation of the Plan. Under the Plan, Merrill Lynch and German American Capital Corporation ("GACC"), two of the Company's largest secured creditors, would provide a significant portion of the recapitalization financing contemplated by the Plan. The Bankruptcy Court scheduled a hearing for April 25 and 26, 2000 on approval of the Proposed Disclosure Statement. During that hearing, the Bankruptcy Judge requested the filing of additional legal briefs by May 9, 2000 on two issues raised at the hearing. The issues raised relate to an objection to the Company's disclosure statement filed by Salomon Smith Barney Inc. and Citicorp Real Estate, Inc. (together "SSB"). On May 9, 2000, CRIIMI MAE filed its legal brief with the court, as did SSB. In addition, the Equity Committee filed a brief in support of CRIIMI MAE's position and the Unsecured Creditors Committee filed two briefs also in support of CRIIMI MAE's position. The SSB objection is the only objection to CRIIMI MAE's disclosure statement pending before the Bankruptcy Court. Once the Disclosure Statement has been approved by the Bankruptcy Court, the Plan, together with the Disclosure Statement and ballots, will be sent to all impaired creditors and equity holders for acceptance or rejection.

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

     The Plan also contemplates that the holders of the Company's common stock will retain their stock. Under the Plan, no cash dividends, other than a maximum of $4.1 million to preferred shareholders, can be paid to existing shareholders. See "Effect of Chapter 11 on REIT Status and Other Tax Matters" for further discussion. Subject to the respective acceptances of the Plan by the holders of the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and the Series F Redeemable Cumulative Dividend Preferred Stock (the "Series F Preferred Stock" or "junior preferred stock"), the Plan contemplates an amendment to their respective relative rights and preferences to permit the payment of accrued and unpaid dividends in cash or common stock, at the Company's election. The Plan further contemplates amendments to the relative rights and preferences of the Series D Cumulative Convertible Preferred

Stock (the "Series D Preferred Stock"), through an exchange of Series D Preferred Stock for Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock"), similar to those amendments effected in connection with the recent exchange of the former Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for Series E Preferred Stock.

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

Effect of Chapter 11 Filing on REIT Status and Other Tax Matters

     REIT Status

     CRIIMI MAE is required to meet income, asset, ownership and distribution tests to maintain its REIT status. The Company believes that it has satisfied the REIT requirements for all years through, and including, 1998. However, due to the uncertainty resulting from its Chapter 11 filing, there can be no assurance that CRIIMI MAE will retain its REIT status for 1999 or subsequent years. If the Company fails to retain its REIT status for any taxable year, it will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, the Company may have insufficient funds to pay such tax and also may be unable to comply with its obligations under the New Debt.

     2000 Taxable Income (Loss)/Taxable Distribution Requirements

     Internal Revenue Service Revenue procedure 99-17 provides securities and commodities traders with the ability to elect mark-to-market treatment for the 2000 tax year and for all future tax years, unless the election is revoked with the consent of the Internal Revenue Service. On March 15, 2000, CRIIMI MAE elected for tax purposes to be classified as a trader in securities effective January 1, 2000. Such trading activity is, or is expected to be, in certain types of mortgage-backed securities, including Subordinated CMBS (the "Trading Assets").

     As a result of its trader election, CRIIMI MAE recognized a mark-to-market tax loss on its Trading Assets on January 1, 2000 of approximately $478 million (the "January 2000 Loss"). Such loss is expected to be recognized evenly over four years beginning with the year 2000. The Company expects such loss to be ordinary.

     Additionally, as a result of its trader election, the Company will be required to mark-to-market its Trading Assets at the end of each tax year, including the year 2000. Any increase or decrease in the value of the Trading Assets as a result of the year-end mark-to-market requirement will generally result in either a tax gain (if an increase in value) or a tax loss (if a decrease in value). Such tax gain or loss, as well as any realized gains or losses from the disposition of Trading Assets during each year, are also expected to be ordinary gains or losses.

     Since gains and losses associated with trading activities are expected to be ordinary, any gains will generally increase taxable income and any losses will generally decrease taxable income (or, if the loss is large enough, eliminate taxable income). Since the Company is a REIT which is generally required to distribute 95% of its taxable income to shareholders, any increases in taxable income from trading activities will generally result in an increase in REIT distribution requirements and any decreases in taxable income from trading activities will generally result in a decrease in REIT distribution requirements (or, if the taxable income is reduced to zero, eliminate REIT distribution requirements).

     Gains and losses from the mark-to-market requirement (including the January 2000 Loss) are unrealized. This creates a mismatch between REIT distribution requirements and cash flow since the REIT distribution requirements will generally fluctuate due to the mark-to-market adjustments, but cash flow from the Company's Trading Assets will not fluctuate as a result of mark-to-market adjustments.

     Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized, but can not be carried back. If a security is marked down because of an increase in interest rates, rather than from credit losses, such mark-to-market losses may be recovered over time. Any recovered mark-to market losses will generally be recognized as taxable income, although there is expected to be no corresponding increase in cash flow.

     There is no assurance that the Company's position with respect to its election as a trader in securities will not be challenged by the IRS, and, if challenged, will be defended successfully by the Company. As such, there is a risk that the January 2000 Loss will be limited or disallowed, resulting in higher tax basis income and a corresponding increase in REIT distribution requirements.

     As a REIT, CRIIMI MAE is generally required to distribute at least 95% of its "REIT taxable income" to its shareholders each year. If CRIIMI MAE is required to make taxable income distributions to its shareholders to satisfy required REIT distributions, all or a substantial portion of these distributions are expected to be in the form of non-cash dividends. There is no assurance that such non-cash dividends would satisfy the REIT distribution requirements.

     It is possible that the Company could experience an "ownership change" within the meaning of Section 382 of the Code. Consequently, its use of net operating losses generated before the ownership change to reduce taxable income after the ownership change may be subject to limitation under Section 382. Generally, the use of net operating losses in any year is limited to the value of the Company's stock on the date of the ownership change multiplied by the long-term tax exempt rate (published by the IRS) with respect to that date.

     See Taxable Income (Loss) below, and Notes 1 and 8 to Notes to Consolidated Financial Statements for additional information related to the foregoing matters.

     Dividends During Bankruptcy

     During the pendency of the Chapter 11 proceedings, the Company is prohibited from paying cash dividends without first obtaining Bankruptcy Court approval. See "Effect of Chapter 11 Filing on REIT Status and Other Tax Matters" regarding the declaration of a junior preferred dividend with respect to 1998 taxable income and the anticipated distribution of all or a substantial portion of its 1999 taxable income in the form of non-cash taxable dividends. Dividends may be paid pursuant to and consistent with the terms of the Company's plan of reorganization, a copy of which has been filed with the SEC as an exhibit to a Current Report on Form 8-K.

     Due to the Chapter 11 filing on October 5, 1998, cash dividends have not been paid on common or preferred shares. However, since dividends on the Company's Series B, C, D, E and F Preferred Stock are cumulative, the dividends payable at March 31, 2000 were accrued in the financial statements.

     Dividends paid or accrued per share on the Company's common stock, Series B Preferred Stock and Series F Preferred Stock are summarized below:

                                           For the three months ended
                                                    March 31,
                                           2000                1999(1)
                                      ---------------     ---------------

          Common shares                     $   --               $   --
          Series B Preferred Stock            0.68                 0.68
          Series F Preferred Stock            0.30                   --

_____________________________
(1) Due to the Chapter 11 filing on October 5, 1998, cash dividends were not paid for the year ended 1999 on common or preferred shares. The Company paid a dividend on November 5, 1999 in the form of junior preferred stock to its common shareholders for the purpose of distributing approximately $15.7 million in undistributed 1998 taxable income. See "Effect of Chapter 11 Filing on REIT Status and Other Tax Matters" regarding this dividend and the anticipated distribution of all or a substantial portion of its 1999 taxable income in the form of non-cash taxable dividends. However, since dividends on the Company's preferred shares are cumulative, the dividends payable at March 31, 2000 and March 31, 1999 were accrued in the financial statements.

     In addition to the per share amounts described above, dividends were paid or accrued on the Company's Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock. Amounts payable to Series C Preferred Stock for the three months ended March 31, 2000 were $119,537 as dividends accrued for only a portion of this period due to the exchange of Series C Preferred Stock for Series E Preferred Stock referenced below. This compares to amounts paid or payable to Series C Preferred Stock for the three months ended March 31, 1999 of $173,974. Amounts payable to Series D Preferred Stock for the three months ended March 31, 2000 were $185,156. This compares to amounts paid or payable to Series D Preferred Stock for the three months ended March 31, 1999 of $145,652. Amounts paid or payable to the Series E Preferred Stock for the three months ended March 31, 2000 were $73,428. Nothing was payable to the Series E Preferred Stock in 1999. Amounts payable to the Series F Preferred Stock for the three months ended March 31, 2000 were $177,861. Nothing was payable to the Series F Preferred Stock for the three months ended March 31, 1999.

     On February 22, 2000, CRIIMI MAE and the holder of its Series C Preferred Stock entered into a Preferred Stock Exchange Agreement pursuant to which 103,000 shares of Series C Preferred Stock were exchanged for 103,000 shares of a new series of preferred stock designated as Series E Preferred Stock. See Note 12 of Notes to Consolidated Financial Statements for a further discussion of the exchange of Series C Preferred Stock for Series E Preferred Stock.

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

     In determining the Company's taxable income for 1999, distributions declared by the Company on or before September 15, 2000 and actually paid by the Company on or before December 31, 2000 will be considered as dividends paid for the year ended December 31, 1999. The Company anticipates distributing all, or a substantial portion, of its 1999 taxable income in the form of non-cash taxable dividends. There can be no assurance that the Company will be able to make such distributions with respect to its 1999 taxable income. Should CRIIMI MAE terminate or fail to maintain its REIT status during the year ended December 31, 1999, the taxable income for the year ended December 31, 1999 of up to approximately $37.5 million would generate a tax liability of up to $15.0 million.

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

The Company currently owns all of the equity interests in three trusts that constitute TMPs (CBO-1, CBO-2 and CMO-IV, collectively the "Trusts"). See Notes 5 and 6 of the Notes to Consolidated Financial Statements for descriptions of CBO-1, CBO-2 and CMO-IV. The statutory provisions and regulations governing the tax treatment of TMPs (the "TMP Rules") provide an exemption for TMPs that constitute "qualified REIT subsidiaries" (that is, entities whose equity interests are wholly owned by a REIT). As a result of this exemption and the fact that the Company owns all of the equity interests in each Trust, the Trusts currently are not required to pay a separate corporate level tax on income they derive from their underlying mortgage assets.

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

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities and originated loans constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of March 31, 2000, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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


Results of Operations

2000 versus 1999

Financial Statement Net Income
------------------------------

     Financial statement net income available to common shareholders for the quarter ended March 31, 2000 was approximately $4 million, as compared to approximately $13.4 million for the same period in 1999. The primary reasons for the reduction in earnings during this period are described as follows:

     Interest Income - Subordinated CMBS

     Income from Subordinated CMBS increased by approximately $0.7 million, or 1.8%, to $39.2 million during the first quarter of 2000 as compared to $38.5 million during the first quarter of 1999. This increase was primarily the result of the recognition of other than temporary impairment recognized as of December 31, 1999 on the Subordinated CMBS that have been and are intended to be sold in 2000 as part of the CMBS Sale under the Plan. This resulted in the cost basis being written down to fair value as of December 31, 1999. As a result of this new basis, these CMBS have new higher yields effective the first quarter of 2000. This increase is partially offset by the sale of the Morgan Stanley CMBS in February. See Note 5 to Notes to Consolidated Financial Statements.

     Generally accepted accounting principles ("GAAP") require that interest income generated by Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the Subordinated CMBS. Based upon the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the estimated weighted average anticipated unleveraged yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of March 31, 2000 was approximately 11.5% as compared to the anticipated weighted average yield as of December 31, 1999 of 10.1%. These returns were determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses and the write down to fair value.

     Interest Income-Insured Mortgage Securities

     Interest income from insured mortgage securities decreased by approximately $1.1 million or 12.4% to $7.8 million for the first quarter of 2000 from $8.9 million for the first quarter of 1999. This decrease was principally due to the prepayment of three mortgage securities during the first quarter of 2000. Prepayments aggregated approximately $4.6 million and $31.1 million in net proceeds for the three months ended March 31, 2000 and 1999, respectively.

     Interest Expense

     Total interest expense increased by approximately $0.8 million to approximately $37.2 million for the first quarter of 2000 from approximately $36.4 million for the first quarter of 1999. This increase was primarily attributable to the following: (1) the sale of certain investment grade bonds associated with the CBO-2 transaction in March 1999 and (2) the sale of two remaining classes of investment grade bonds associated with the 1998 CMO-IV transaction in May 1999 and October 1999. The sales of the aforementioned securities were treated as a financing for accounting purposes. As such, the Company records the securities as liabilities and recognizes the related interest expense on an ongoing basis. The fixed rate obligations sold typically carry a higher cost than does the variable-rate secured borrowing that it replaces. Such increases in interest expense were offset, in part, by decreases in interest paid on variable-rate secured borrowings, reflecting paydowns of such facilities through asset sales, along with a reduction in certain borrowings as a result of corresponding asset prepayments.

     Equity in (Losses) from Investments

     Equity in losses decreased by approximately $1.6 million during the first quarter of 2000 due to a net loss of approximately $12,000 as compared to a net loss of $1.6 million during the first quarter of 1999. The decrease is primarily due to a reduction in revenue offset by a decrease in certain expenses at CMSLP. The decrease in revenue is primarily attributable to the reduction in the servicing portfolio due to prepayments and the sale of certain CMBS of CRIIMI MAE. The decrease in expenses reflects a reduction in certain expenses. During the first quarter of 1999, expenses included an $800,000 prepayment penalty shortfall; however, there was no such shortfall during the first quarter of 2000. In addition, the decrease in expenses reflects a decrease during the first quarter of 2000 in the amortization and impairment recognized on certain servicing rights of CMSLP. The servicing portfolio was approximately $27.9 billion as of March 31, 2000 as compared to approximately $29.8 billion as of March 31, 1999.

     Other Income

     Other income decreased by approximately $300,000 to approximately $337,000 during the first three months of 2000 as compared to approximately $636,000 during the corresponding period in 1999. This decrease was primarily attributable to a reduction in net income associated with the Company's investment in REO as well as the timing of temporary investment of insured mortgage security disposition proceeds.

     Net Gains on Mortgage Securities Dispositions

     During the first quarter of 2000, net gains on mortgage dispositions were approximately $15,000 which was a result of three prepayments of mortgage securities held by CRIIMI MAE's subsidiaries. During the first quarter of 1999, net gains on mortgage dispositions were approximately $807,000 which was a result of five prepayments of mortgage securities held by CRIIMI MAE's subsidiaries. For any quarter, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period.

     Gain on Originated Loan Mortgage Dispositions

     During the first quarter of 2000, there were no dispositions of originated loans. For the same quarter of 1999, there was one mortgage prepayment in the originated loan portfolio resulting in a gain of approximately $101,000.

     General and Administrative Expenses

     General and administrative expenses increased by approximately $500,000 or 19.2% to approximately $3.1 million during the first quarter of 2000 as compared to $2.6 million for the corresponding period in 1999. The increase was primarily attributable to an increase in general professional fees due to the complexities of the Chapter 11 proceedings.

     Unrealized Gain on Warehouse Obligation

     During the first quarter ended March 31, 2000, the Company recorded no gains on warehouse obligations as all of the loans under the Citibank origination program were sold in 1999. This compares to the quarter ended March 31, 1999, when the Company had recorded unrealized gains on the obligation to Citibank of approximately $3.9 million.

Reorganization Items

     Impairment on CMBS. As discussed in Note 1 of the Notes to Consolidated Financial Statements, under CRIIMI MAE's Plan, a portion of the Recapitalization Financing is expected to result from the CMBS Sale. The CMBS subject to the CMBS Sale had a fair value and amortized cost of $341.2 million and $339.3 million, respectively, as of March 31, 2000. The Company first filed a plan with the Bankruptcy Court in the fourth quarter of 1999 and during that same quarter began marketing for sale the CMBS subject to the CMBS Sale. CRIIMI MAE sold a portion of these bonds in February 2000 and April 2000 and intends to enter into additional agreements during the second quarter of 2000 to sell the remaining CMBS subject to the CMBS Sale, although there can be no assurance such bonds will be sold.

     GAAP states that when the fair market value of an investment declines below its amortized cost for a significant period of time and the entity no longer has the ability or intent to hold the investment for the period the entity anticipates is required for the value to recover to amortized cost, other than temporary impairment on the investment should be recognized. This other than temporary impairment is recognized through the income statement as the difference between amortized cost and fair value. Additional accounting guidance states that other than temporary impairment should be recognized in the period the decision to sell any investment is made if the entity does not expect the fair value to recover before the sale date. As the Company decided in the fourth quarter of 1999 to sell the CMBS subject to the CMBS Sale and it did not expect the value of these bonds to significantly recover before the future sale dates, the Company has recognized approximately $160 million of other than temporary impairment related to these CMBS through earnings through the first quarter of 2000. Unrealized losses related to the CMBS subject to the CMBS Sale were previously recognized through other comprehensive income in the equity section of the balance sheet. The other than temporary impairment loss on CMBS is a part of the reorganization items on the income statement as the impairment was recognized as part of the reorganization.

     Other Reorganization Items. During the first quarter of 2000 and 1999, the Company recorded other reorganization items, as summarized below, due to the Chapter 11 filings of CRIIMI MAE, CM Management and Holdings II.

                                                       Three months ended  Three months ended
          Reorganization Items                           March 31, 2000      March 31, 1999
          --------------------                           --------------      --------------
          Short-term interest income                      $(1,004,660)         $ (232,400)
          Professional fees                                 4,373,268           5,140,000
          Employee Retention Program accrued costs            279,349             542,897
          Other                                               600,498              57,341
                                                          -----------          ----------
              Subtotal                                      4,248,455           5,507,838


          Impairment on CMBS                                3,443,759                  --
          Loss on sale of CMBS                              1,354,026                  --
                                                          -----------          ----------
          Total                                           $ 9,046,240          $5,507,838
                                                          ===========          ==========

Taxable Income (Loss)
---------------------

     CRIIMI MAE realized a net operating loss of approximately $14 million during the first quarter of 2000, compared to tax basis income of approximately $19.6 million or $0.37 per share in 1999. As previously discussed, on March 15, 2000, CRIIMI MAE elected to be classified as a trader in securities for tax purposes effective January 1, 2000. As a result of its trader election, CRIIMI MAE recognized a mark-to market tax loss of approximately $478 million on its Trading Assets on January 1, 2000 (the "January 2000 Loss"). The January 2000 Loss is expected to be recognized evenly over four years (i.e., approximately $120 million per year) beginning with the year 2000. The Company recognized one-fourth (i.e., approximately $30 million) of this year's portion of the January 2000 Loss during the first quarter 2000. The Company expects to continue to recognize approximately $30 million of loss related to the January 2000 Loss in each quarter for the next four years. (See also "2000 Taxable Income(Loss)/Taxable Distribution Requirements" for a more complete discussion and Note 8 for a discussion of differences between financial statement net income (loss) and taxable income (loss)).

          A summary of the estimated first quarter 2000 net operating loss is as follows:

January 2000 Loss                                              $478  million
LESS:  Portion recognized in First Quarter 2000                 (30) million
                                                               ----
Balance Remaining of January 2000 Loss to be Recognized        $448  million
                                                               ====

Taxable Income Before Recognition of January 2000 Loss         $ 16  million
LESS: January 2000 Loss Recognized in First Quarter 2000        (30) million
                                                               ----
Net Operating Loss for First Quarter 2000                      ($14) million

Net Operating Loss Created in First Quarter 2000               ($14) million
Net Operating Loss Utilization                                  0.0
                                                               ----
Net Operating Loss Carried Forward for Use in Future Periods   ($14) million (1)

(1) So long as available, net operating losses, including the allocable portion of the January 2000 Loss, are expected to offset taxable income on an annual basis.

     The distinction between taxable income (loss) and GAAP income (loss) is important to the Company's shareholders because dividends or distributions are declared and paid on the basis of taxable income. The Company does not pay taxes so long as it satisfies the requirements for exemption from taxation pursuant to the REIT requirements of the Code. The Company calculates its taxable income as if the Company were a regular domestic corporation. This taxable income level determines the amount of dividends the Company is required to pay out over time in order to eliminate its tax liability.

Cash Flow

2000 versus 1999

     Net cash provided by operating activities increased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase was primarily due to an increase in payables and accrued expenses.

     Net cash provided by investing activities decreased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to fewer net proceeds received from the sale of CMBS and mortgage security dispositions in the first quarter of 2000 versus the same period in 1999.

     Net cash used in financing activities decreased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease was primarily due to greater principal payments on debt obligations during the first quarter of 1999 compared to the first quarter of 2000.


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

     As of May 1, 2000, CRIIMI MAE had secured financing agreements with GACC, Merrill Lynch, and Citicorp. Certain of these lenders have registered the pledged securities in their own names. As a result, the trustee makes payments
on such securities to the registered holder.   Since the Chapter 11 filing
occurred, certain registered holders withheld payments related to securities not registered to CRIIMI MAE. The Company has negotiated and finalized agreements with five of its lenders. CRIIMI MAE Inc.'s unrestricted cash position has increased from approximately $7 million on October 5, 1998 to approximately $56.5 million as of March 31, 2000. Due to the uncertainty of the effects of the Chapter 11 filing on the business of the Company, pending litigation, material reorganization items to be incurred during the pendency of the bankruptcy and numerous other factors beyond the Company's control, no assurance can be given that the Company's cash flow will be sufficient to fund operations for any specified period while the Company is in bankruptcy.

     Under CRIIMI MAE's Plan, a portion of the Recapitalization Financing is expected to result from the CMBS Sale. The CMBS subject to the CMBS Sale had a fair value and amortized cost of $341.2 million and $339.3 million, respectively, as of March 31, 2000. The Company first filed a plan with the Bankruptcy Court in the fourth quarter of 1999 and during that same quarter CRIIMI MAE began marketing for sale the CMBS subject to the CMBS Sale. CRIIMI MAE sold a portion of these bonds in February 2000 and April 2000 and intends to enter into additional agreements during the second quarter of 2000 to sell the remaining CMBS subject to the CMBS Sale, although there can be no assurance that such bonds will be sold. As the Company decided in the fourth quarter of 1999 to sell the CMBS subject to the CMBS Sale and it does not expect the value of these bonds to significantly recover before the future sale dates, the Company has recognized approximately $160 million of other than temporary impairment related to these CMBS through earnings through the first quarter of 2000. (See
Note 5 to the Financial Statements for a discussion regarding CMBS sales through April 2000.)

     The value of the Company's Subordinated CMBS and government-insured securities is based upon the combined yield of current treasury rates and the current spread above treasury rates that an investor would require in a purchase transaction. During the period ended March 31, 2000, the required spreads above treasury rates were substantially unchanged on a total portfolio basis.
However, treasury rates decreased, generally, from December 31, 1999 which, when combined with the required spreads, resulted in an aggregate $21.4 million net increase in the value of the Company's portfolio of CMBS and FHAs and GNMAs from December 31, 1999 to March 31, 2000.

     The Company's ability to resume the acquisition of Subordinated CMBS, as well as its loan origination and securitization programs, depends first on its ability to obtain the requisite recapitalization proceeds, obtain confirmation and approval of a plan reorganization and emerge from bankruptcy as a successfully reorganized company, and second, on its ability to access additional capital once it has successfully emerged from bankruptcy. Factors which could affect the Company's ability to access additional capital include, among other things, the cost and availability of such capital, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, general economic conditions, perceptions in the capital markets of the Company's business, covenants under the Company's debt securities and credit facilities, results of operations, leverage, financial condition, and business prospects. The Company can give no assurance as to whether it will be able to obtain additional capital or the terms of any such capital. See Note 1 to Notes to Consolidated Financial Statements for a discussion of the New Debt contemplated under the Plan.

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

ITEM 2.   CHANGES IN SECURITIES

     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Notes 1, 5, 6, 9, 12 and 16 to Notes to Consolidated Financial Statements of CRIIMI MAE which are incorporated herein by reference. Such Notes contain a description of alleged defaults asserted by certain of the Company's lenders.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.   OTHER INFORMATION

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

      Exhibit No.                       Description
      -----------                       -----------
          27                  Financial Data Schedule (filed herewith)

          99(a) Stipulation and Consent Order selling certain commercial mortgage-backed securities to Lehman Ali Inc. free and clear of liens, claims and encumbrances entered April 19, 2000 (filed herewith).

          99(b) Stipulation and Order Regarding Proceeds Received by the Debtor from the Sale of Certain Commercial Mortgage-Backed Securities to Lehman Ali, Inc. entered on April 19, 2000.

          99(c) Stipulation Resolving Objection of First Union National Bank to Debtors' Joint Disclosure Statement entered on April 21, 2000 (filed herewith).

(b)  REPORTS ON FORM 8-K

        Date                            Purpose
        ----                            -------

      May 18, 2000            To report (1) a Third Amended Joint Plan of
                              Reorganization and a Second Amended Disclosure
                              Statement (Proposed) filed by the Company and its affiliates CRIIMI MAE Holdings II, L.P. and CRIIMI
                              MAE Management, Inc. with the Bankruptcy Court on
                              April 25, 2000 and (2) a press release issued by the Company on April 26, 2000 announcing (i) a request by the Bankruptcy Judge for the filing of additional legal briefs by May 9, 2000; and (ii) the filing of the Third Amended Joint Plan of Reorganization and a Second Amended Disclosure
                              Statement (Proposed).

                                   Signature

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CRIIMI MAE INC.


May 20, 2000                                   /s/ Cynthia O. Azzara
---------------------                      ------------------------------
DATE                                       Cynthia O. Azzara
                                           Senior Vice President,
                                           Principal Accounting Officer
                                            and Chief Financial Officer

                    IN THE UNITED STATES BANKRUPTCY COURT
                        FOR THE DISTRICT OF MARYLAND
                           (Greenbelt Division)


                                            )
                                            )
In re                                       )
                                            )
CRIIMI MAE Inc., et al.,                    )        Chapter 11
                                            )        Case Nos. 98-2-3115(DK)
    Debtors.                                )        through 98-2-3117(DK)
                                            )        (Jointly Administered)
                                            )


                    STIPULATION AND CONSENT ORDER SELLING
                 CERTAIN COMMERCIAL MORTGAGE-BACKED SECURITIES
                  TO LEHMAN ALI INC. FREE AND CLEAR OF LIENS,
                           CLAIMS AND ENCUMBRANCES


     CRIIMI MAE Inc., Debtor and Debtor-in-Possession herein ("CMI"), Lehman Brothers, Inc. ("LBI"), Lehman ALI Inc. ("Lehman ALI"), First Union National Bank ("FUNB") and the Official Committee of Equity Security Holders of CMI (the "Equity Committee"), by and through their respective undersigned counsel, hereby file this Stipulation and Consent Order Selling Certain Commercial-Mortgage
Backed Securities to Lehman ALI Inc. Free and Clear of Liens, Claims and Encumbrances (the "Stipulation"), pursuant to Sections 105(a) and 363(b) of Title 11 of the United States Code (the "Bankruptcy Code") and Fed. R. Bankr. P. 6004, and in support thereof state as follows: This Court has jurisdiction over this Stipulation pursuant to 28 U.S.C. 157 and 1334. Venue is proper pursuant to 28 U.S.C. 1409. This is a core proceeding pursuant to 28 U.S.C. 157(b)(2). LEHMAN AND LBI BACKGROUND 1. LBI and Lehman ALI are affiliates and are each members of the Lehman Brothers group of companies (as used herein, "Lehman"), Lehman ALI and CMI are parties to a Master Assignment Agreement ("MAA") dated as of May 29, 1998 pursuant to which, in CMI's view, Lehman ALI made loans to CMI (the "Lehman ALI Loan") secured by the "Lehman Bonds", as such term is more particularly defined below. 2. LBI (the main U.S. broker-dealer affiliate of the Lehman Brothers group) and CMI are parties to a Master Repurchase Agreement dated as of October 11, 1995, (the "Repo"), pursuant to which, in the view of Lehman Brothers, LBI acquired the Lehman Bonds. Lehman Brothers asserts that since the inception of the transaction the books of LBI have reflected the transaction and LBI has taken a full regulatory "capital charge" with respect to the transaction. 3. Notwithstanding the different viewpoints of the parties, for the purposes of this settlement and consent agreement, the parties have agreed that whether the entity contracting with CMI was LBI or Lehman ALI and whether the transaction was concluded under the MAA or the Repo shall be deemed irrelevant. On the other hand, this arrangement shall not prejudice the rights of LBI, Lehman ALI or CMI in the event this agreement is not consummated. 4. As used herein, the "Lehman Bonds" consist of the following: Face First Union-Lehman Brothers Series 1998-C2, Class G $61,857,261 First Union-Lehman Brothers Series 1998-C2, Class H $10,309,530 First Union-Lehman Brothers Series 1998-C2, Class J $20,619,060 First Union-Lehman Brothers Series 1998-C2, Class K $30,928,589 First Union-Lehman Brothers Series 1998-C2, Class L $20,619,060

     5. For the purposes of this settlement, the parties agree that as of the Petition Date, CMI is deemed to have had outstanding obligations to LBI of $67,689,843.60 in principal and $295,694.83 in interest. 6. The Lehman Bonds pay interest monthly. Since the Petition Date, CMI has received interest payments on the Class H-L Lehman Bonds and has deposited the payments into a segregated account (the "Lehman Account"). As of January 31, 2000, interest payments totaling $6,879,892.80 have been received by CMI and deposited into the Lehman Account. 7. From the Petition Date through January 31, 2000, LBI has received $5,773,344.32 in interest payments on account of the Class G Lehman Bond and for the purpose of this settlement, will be deemed to have applied those monies as they were received to interest accrued under the Lehman Loan Agreement at the non-default contract rate and to reduce outstanding principal owing on the Lehman Loan. 8. As of January 31, 2000, for the purposes of this settlement, the parties have agreed that CMI is obligated to LBI in the total sum of $68,340,062.12, including $65,129,120.67 in principal, $3,210,941.45 in interest which has accrued at the  non-default  contract rate (the  "Existing LBI Debt").
FIRST UNION BACKGROUND 9. FUNB and CMI are parties to a certain Master Assignment Agreement, dated June 30, 1998 (the "FUNB Agreement"), pursuant to which FUNB made loans to CMI (collectively, the "FUNB Loan"). 10. As of the Petition Date, $46,803,716.06 in principal and $43,716.54 in interest was due on the FUNB Loan. 11. Pursuant to the FUNB Agreement, CMI pledged its interest in the following securities to secure the FUNB Loan: First Union-Lehman Brothers Series 1998-C2, Class G $40,384,321 First Union-Lehman Brothers Series 1998-C2,




Class H $ 6,730,711 First Union-Lehman Brothers Series 1998-C2, Class J $13,461,422 First Union-Lehman Brothers Series 1998-C2, Class K $20,192,134 First Union-Lehman Brothers Series 1998-C2, Class L $13,461,422

The above bonds are hereinafter referred to as the "FUNB Bonds."

     12. On August 5, 1999, the Court entered a Stipulation and Agreed Order (i) authorizing use of cash collateral and (ii) granting other relief to CMI, FUNB and the Official Committee of Unsecured Creditors of CMI (the "Unsecured Committee") (the "FUNB Stipulation"). 13. Pursuant to the FUNB Stipulation, FUNB has applied the monthly interest from the FUNB Bonds to interest accrued under the FUNB Loan Agreement at the non-default contract rate and to reduce outstanding principal. 14. As of January 31, 2000, FUNB is owed $44,623,600.42 in principal and $115,337.93 in interest on the FUNB Loan (the "Existing FUNB Debt"). SALE OF CMBS TO LEHMAN 15. CMI proposes to sell to Lehman ALI the FUNB Bonds and the Lehman Bonds free and clear of any liens, claims and encumbrances. As part of this settlement LBI will be deemed to have consented to the unwinding of the Repo for this purpose. 16. CMI also proposes to sell to Lehman ALI the following unpledged bonds free and clear of any liens, claims and encumbrances:
First Union-Lehman Brothers Series 1998-C2, Class M (CCCrated) $17,040,241 First Union-Lehman Brothers Series 1998-C2, Class N (unrated) $34,080,488

The above bonds are hereinafter referred to as the "Unpledged Bonds."

     17. The FUNB Bonds, Lehman Bonds and Unpledged Bonds are collectively referred to as the "Bond Portfolio". 18. Lehman ALI shall purchase the Lehman Bonds not later than three business days after the date an Order approving this Stipulation becomes final and non-appealable (a "Final Order") by paying the Lehman Agreed Proceeds as set forth in Exhibit A to this Motion. 19. Lehman ALI shall purchase the FUNB Bonds not later than three business days after the date the Order approving this Stipulation becomes a Final Order by paying the FUNB Agreed Proceeds as set forth in Exhibit A to the Motion. 20. It is understood and agreed that, unless a proposed sale is otherwise approved in writing by CMI, the Unsecured Committee and the Equity Committee, no sale of any of the Bond Portfolio shall be permitted hereunder if the Lehman Agreed Proceeds are less than $77.4 million, the FUNB Agreed Proceeds are less than $50.5 million and the Unpledged Agreed Proceeds, are less than $12.1 million. 21. Lehman ALI shall purchase the Unpledged Bonds not later than three business days after the date the Order approving this Stipulation becomes a Final Order by paying the Unpledged Agreed Proceeds as set forth in Exhibit A to this Motion. 22. The Lehman Agreed Proceeds shall be paid by Lehman ALI as follows: (i) first, to LBI in the amount of the Existing Lehman Debt less any additional principal payments LBI has received since February 1, 2000 on account of the Class G Lehman Bond;
(ii) second, to LBI in the amount of any additional monies due to LBI that have accrued since February 1, 2000 accruing at the contract (non-default) rate of interest; (iii) third, to a segregated escrow account maintained at a depository chosen by CMI in the amount of $200,000, with the liens and security interests, if any, of Lehman ALI or the ownership interests of LBI attaching in the amount of its respective claim for fees and costs, including, without limitation, legal fees and costs that may be owing to Lehman ALI or LBI pursuant to the MAA or the Repo to attach to all funds in the segregated escrow account (the "Lehman Fees and Costs Escrow"). The Lehman Fees and Costs Escrow will remain in the segregated escrow account pending the Bankruptcy Court's ruling on Lehman's fee application for legal fees and costs incurred under the MAA or the Repo. Lehman ALI and/or LBI shall have the right to file a fee application at any time after the entry of the Final Order. Amounts awarded by the Bankruptcy Court to Lehman ALI and/or LBI shall be paid from the Lehman Fees and Costs Escrow; and (iv) fourth, to CMI. 23. The FUNB Agreed Proceeds shall be paid by Lehman ALI as follows: (i) first, to FUNB in the amount of the Existing FUNB Debt less any additional payments FUNB has received since February 1, 2000 on account of the FUNB Bonds; (ii) second, to FUNB in the amount of any additional monthly interest payments that have accrued on the FUNB Loan since February 1, 2000 accruing at the contract (non-default) rate of interest; and (iii) third, to a segregated escrow account maintained at FUNB in the amount of $240,000, with the liens and security interests, if any, of FUNB attaching in the amount of FUNB's claim for fees and costs, including, without limitation, legal fees and costs that may be owing to FUNB pursuant to the FUNB Agreement to all funds in the segregated escrow account (the "FUNB Fees and Costs Escrow"). The FUNB Fees and Costs Escrow will remain in the segregated escrow account pending the Bankruptcy Court's ruling on FUNB's fee application for legal fees and costs incurred under the FUNB Agreement. FUNB shall have the right to file a fee application at any time after the entry of the Final Order. Amounts awarded by the Bankruptcy Court to FUNB shall be paid from the FUNB Fees and Costs Escrow and/or funds held by CMI; and (iv) fourth, to CMI. 24. The Unpledged Agreed Proceeds shall be paid to CMI. 25. CMI and First Union shall take such steps as may be reasonably necessary and shall provide Lehman ALI with such documents as it may reasonably request to fully effectuate the transactions contemplated by this Stipulation.
26. To the extent any of CMI, LBI or FUNB has, from time to time, entered into interest rate or other hedge agreements with third parties with respect to the Bond Portfolio, each of CMI, First Union and LBI (as applicable) shall be responsible for all of its own losses, and shall have the right to retain any of its own profits, arising out of any such agreements to which it is a party. 27. Until this Stipulation is decided [or withdrawn], none of the moving parties will take any action with respect to the Bond Portfolio, except as specifically set forth herein. 28. On and as of the date Lehman ALI purchases the Bond Portfolio, CMI, First Union, LBI and Lehman ALI (and their respective predecessors, successors, affiliates, agents, officers, directors and employees) shall be deemed irrevocably released from any and all claims that were, or could have been, asserted in any adversary proceeding or otherwise in connection with the Bond Portfolio, and in addition, as to Lehman ALI and LBI, the MAA and the Repo, respectively. 29. The parties hereto acknowledge that Lehman ALI (or its designees) is currently conducting due diligence in connection with the Bond Portfolio and therefore agree that, at any time prior to April 18, 2000, Lehman ALI may, in its sole discretion, elect to terminate its purchase of the Bond Portfolio by delivering written notice of such termination to CMI, whereupon (a) this Stipulation shall be withdrawn and automatically rendered void and of no further force and effect and (b) CMI will promptly notify the Bankruptcy Court that, in light of such termination, a hearing will not be proceeding. Moreover, if an order approving this Stipulation is not entered on or before April 30, 2000, or if an appeal is filed from an order approving the Stipulation, Lehman ALI and/or CMI may, at any time thereafter and in their respective sole discretion, elect to terminate this Stipulation by delivering a written notice of such termination to the other parties to this Stipulation, whereupon this Stipulation shall terminate and be void and of no further force and effect. 30. In the event this Stipulation is terminated, each party shall be deemed to have reverted nunc pro tunc to its respective status as of the date and time immediately prior to the filing of this Stipulation, and CMI, LBI, Lehman ALI and First Union shall be entitled to proceed in all respects as if this Stipulation had not been executed and without prejudice in any way as a result of the negotiation or terms of this Stipulation (none of which shall be admissible in any subsequent legal proceeding). 31. CMI respectfully submits that the proposed sale of the Bond Portfolio described herein is necessary and appropriate and a sound exercise of business judgment by CMI. CMI believes that good cause and sound business reasons exist for proceeding promptly with the sale of the Bond Portfolio described herein and that the proposed sale is in the best interest of the estates and all parties in interest. WHEREFORE, CMI respectfully requests that this Court enter an Order (i) approving the proposed sale of the Bond Portfolio free and clear of any liens, claims and encumbrances; and (ii) granting such other and further relief as is just and proper. SO ORDERED AND APPROVED this ____ day of March, 2000.


                                        ------------------------------------
                                        DUNCAN S. KEIR
                                        United States Bankruptcy Judge


Dated:  March  , 2000                   ------------------------------------
                                        Richard L. Wasserman
                                        Federal Bar No. 02784
                                        Gregory A. Cross
------------------------------          Federal Bar No. 04571-G
Michael St. Patrick Baxter              Venable, Baetjer and Howard, LLP
Covington and Burling                   1800 Mercantile Bank & Trust Bldg.
1201 Pennsylvania Avenue, N.W.          Two Hopkins Plaza
Washington, D.C.  20044                 Baltimore, Maryland 21201
                                        (410) 244-7400
Counsel for the Official Committee
of Equity Security Holders of           Co-Counsel for CRIIMI MAE Inc.
CRIIMI MAE Inc.                         Debtor-in-Possession



------------------------------          ------------------------------------
John F. Horstmann                       Jeffrey L. Schwartz
Duane, Morris & Heckscher               Hahn & Hessen, LLP
1 Liberty Place                         Empire State Building
Philadelphia, PA  19103                 350 Fifth Avenue
                                        New York, New York 10118
Counsel for First Union
National Bank                           Counsel for Lehman ALI, Inc. and
                                        Lehman Brothers, Inc.





                                  EXHIBIT A


     For purposes of the calculation of Agreed Proceeds, the "Published Spread Report" shall mean the most recently published Lehman Brothers Commercial Mortgage Backed Securities Index as of the date Lehman purchases the Bonds. Agreed Proceeds includes Lehman Agreed Proceeds, FUNB Agreed Proceeds and Unpledged Bonds Agreed Proceeds.

     The Lehman Agreed Proceeds shall be $80.0 million: (1)(a) minus $59,000 for each basis point by which the yield on the 10-year U.S. Constant Maturity Treasury exceeds 6.379, (b) plus $59,000 for each basis point by which 6.379 exceeds the yield on the 10-year U.S. Constant Maturity Treasury and (2)(a) minus $37,000 for each basis point by which the "spread" listed for 8.5 plus year high yield BB CMBS in the Published Spread Report exceeds 573, (b) minus $22,000 for each basis point by which the "spread" listed for 8.5 plus year high yield B CMBS in the Published Spread Report exceeds 914, (c) plus $37,000 for each basis point by which 573 exceeds the "spread" listed for 8.5 plus year high yield BB CMBS in the Published Spread Report, (d) plus $22,000 for each basis point by which 914 exceeds the "spread" listed for 8.5 plus year high yield B CMBS in the Published Spread Report.

     The FUNB Agreed Proceeds shall be $52.3 million: (1)(a) minus $38,500 for each basis point by which the yield on the 10-year U.S. Constant Maturity Treasury exceeds 6.379, (b) plus $38,500 for each basis point by which 6.379 exceeds the yield on the 10-year U.S. Constant Maturity Treasury; and (2)(a) minus $24,000 for each basis point by which the "spread" listed for 8.5 plus year high yield BB CMBS in the Published Spread Report exceeds 573, (b) minus $14,500 for each basis point by which the "spread" listed for 8.5 plus year high yield B CMBS in the Published Spread Report exceeds 914, (c) plus $24,000 for each basis point by which 573 exceeds the "spread" listed for 8.5 plus year high yield BB CMBS in the Published Spread Report, (d) plus $14,500 for each basis point by which 914 exceeds the "spread" listed for 8.5 plus year high yield B CMBS in the Published Spread Report.

     The Unpledged Agreed Proceeds shall be $12.1 million.





                      IN THE UNITED STATES BANKRUPTCY COURT
                            FOR THE DISTRICT OF MARYLAND
                                (Greenbelt Division)

In re:                                      *

CRIIMI MAE INC., et al.,                    *        98-2-3115-DK
                                                              (Chapter 11)
                  Debtors.                  *        (Jointly Administered)

 *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *

                              STIPULATION AND ORDER
                    REGARDING PROCEEDS RECEIVED BY THE DEBTOR
                       FROM THE SALE OF CERTAIN COMMERCIAL
                   MORTGAGE-BACKED SECURITIES TO LEHMAN ALI, INC.


     It is hereby stipulated and agreed by and between CRIIMI MAE Inc. (the "Debtor" or "CMI"), the Official Committee of Unsecured Creditors of CMI (the "Unsecured Committee") and the Official Committee of Equity Security Holders of CMI (the "Equity Committee") as follows: 1. The Debtor agrees that all proceeds received by it from Lehman ALI Inc. ("Lehman ALI") from Lehman ALI's purchase of certain Commercial Mortgage-Backed Securities (the "Bond Portfolio") (as that term is defined in the Stipulation and Consent Order Selling Certain Commercial Mortgage-Backed Securities to Lehman ALI Inc. Free and Clear of Liens, Claims and Encumbrances that was filed on March 21, 2000, hereinafter referred to as the "Lehman ALI Stipulation and Consent Order") shall be deposited by the Debtor in a segregated, interest-bearing escrow account or other investment of funds acceptable to the Debtor, the Unsecured Committee and the Equity Committee. Such proceeds, together with all earnings thereon, are hereinafter referred to as the "Lehman ALI Net Proceeds." 2. The Lehman ALI Net Proceeds can be used by the Debtor for purposes of funding its Chapter 11 plan of reorganization. 3. Subject to the provisions of paragraph 4 hereof, the Debtor agrees to give the Unsecured Committee and the Equity Committee not less than 30 days prior written notice through their respective counsel before the Debtor uses any of the Lehman ALI Net Proceeds in any manner except for Chapter 11 plan purposes as provided in paragraph 2 above. 4. Except for plan purposes as provided in paragraph 2 above, the Debtor agrees not to use any of the Lehman ALI Net Proceeds without the consent of the Unsecured Committee and the Equity Committee for the following purposes: (i) originating commercial mortgage loans, (ii) purchasing mortgage loans or mortgage-backed securities, or (iii) payment of dividends. The foregoing Stipulation is hereby SO ORDERED this ____ day of April, 2000.

                                      --------------------------------------
                                      DUNCAN W. KEIR
                                      United States Bankruptcy Judge


Dated:  April 18, 2000



------------------------------              ------------------------------
Gregory A. Cross, Esquire                   Daniel M. Lewis, Esquire
Federal Bar No. 04571-G                     Michael L. Bernstein, Esquire
Venable, Baetjer and Howard, LLP            Arnold & Porter
1800 Mercantile Bank & Trust Bldg.          Thurman Arnold Building
2 Hopkins Plaza                             555 Twelfth Street, N.W.
Baltimore, Maryland  21201                  Washington, D.C.  20004-1202
410-244-7400                                202-942-5000

Co-Counsel for CRIIMI MAE Inc.              Counsel for the Official
                                            Committee of Unsecured Creditors


------------------------------------
Michael St. Patrick Baxter, Esquire
Covington and Burling
1201 Pennsylvania Avenue, N.W.
Washington, D.C.  20044-7566
202-662-6000

Counsel for the Official
Committee of Equity Security
Holders






                        IN THE UNITED STATES BANKRUPTCY COURT
                             FOR THE DISTRICT OF MARYLAND
                                 Greenbelt Division


-----------------------------------------------
                                               )
In re                                          )
                                               )
CRIIMI MAE Inc., et al.,                             Chapter 11
                                               )        Case Nos. 98-2-3115(DK)
                      Debtors.                 )        through 98-2-3117(DK)
                                               )        (Jointly Administered)
-----------------------------------------------


                       STIPULATION RESOLVING OBJECTION OF
                         FIRST UNION NATIONAL BANK TO
                   DEBTORS' AMENDED JOINT DISCLOSURE STATEMENT


     It is hereby stipulated and agreed by and among CRIIMI MAE Inc., CRIIMI MAE Management, Inc. and CRIIMI MAE Holdings II, L.P. (collectively, the "Debtors") and First Union National Bank ("FUNB"), by their respective undersigned counsel, as follows: 1. The Debtors have agreed to amend their proposed Disclosure Statement with respect to their Second Amended Joint Plan of Reorganization, as the same may be amended, to include in their Disclosure Statement the paragraph attached hereto as Exhibit 1.

     2. Based upon the foregoing, FUNB agrees that its Objection to Debtors' Amended Joint Disclosure Statement [Proposed] is resolved. Dated: April ___, 2000.

------------------------------------          ---------------------------------
Richard L. Wasserman                          Stanley J. Samorajczyk
Federal Bar No. 02784                         Akin, Gump, Strauss, Hauer & Feld,
Venable, Baetjer and Howard, LLP                L.L.P.
1800 Mercantile Bank and Trust Bldg.          1333 New Hampshire Avenue, N.W.
2 Hopkins Plaza                               Washington, D.C. 20036
Baltimore, Maryland 21201                     (202) 887-4000
(410) 244-7400
                                               Co-Counsel to CRIIMI MAE Inc. and
Co-Counsel to CRIIMI MAE Inc. and              CRIIMI MAE Holdings II, L.P.
CRIIMI MAE Holdings II, L.P.



------------------------------------          ---------------------------------
John F. Horstmann                             Morton A. Faller
Duane, Morris & Heckscher, LLP                Shulman, Rogers, Gandal, Pordy
One Liberty Place                               & Ecker, P.A.
Philadelphia, Pennsylvania 19103-7396         11921 Rockville Pike, Third Floor
(215) 974-1000                                Rockville, Maryland 20852-2753
                                              (301) 231-0928
Co-Counsel to First Union National Bank
                                              Counsel to CRIIMI MAE Management,
                                                Inc.



------------------------------------
Richard M. Kremen
Piper Marbury Rudnick & Wolfe LLP
6225 Smith Avenue
Baltimore, Maryland 21209-3600
(410) 580-3000

Co-Counsel to First Union National Bank




                               CERTIFICATE OF SERVICE

     I HEREBY CERTIFY that a copy of the foregoing Stipulation Resolving Objection of First Union National Bank to Debtors' Amended Joint Disclosure Statement was mailed, first class, postage prepaid, this ____ day of April, 2000, to: Michael St. Patrick Baxter, Esquire Covington & Burling 1201 Pennsylvania Avenue, N.W. Washington, D.C. 20044

                           Daniel M. Lewis, Esquire
                           Arnold & Porter
                           555 Twelfth Street, N.W.
                           Washington, D.C. 20004-1206

                           Paul M. Nussbaum, Esquire
                           Whiteford, Taylor & Preston LLP
                           Seven St. Paul Street
                           Suite 1400
                           Batlimore, Maryland 21202

                           Clifford J. White, III, Esquire
                           Assistant United States Trustee
                           Office of the United States Trustee
                           6305 Ivy Lane, Suite 600
                           Greenbelt, Maryland 20770



                                           ---------------------------------
                                           Carrie B. Weinfeld