Form 10-Q
period 2000-06-30
CRIIMI MAE INC
filed 2000-08-14
CIK 847322

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ------------------

                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                              ------------------

  For the quarter ended June 30, 2000             Commission file number 1-10360

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

                              ------------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
Title of each class                                  which registered
-------------------                              ---------------------------
Common Stock                                     New York Stock Exchange, Inc.
Series B Cumulative Convertible                  New York Stock Exchange, Inc.
  Preferred Stock
Series F Redeemable Cumulative Dividend
  Preferred Stock                                New York Stock Exchange, Inc.

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of August 10, 2000
              -----                          ---------------------------------
    Common Stock, $0.01 par value                       62,353,170

                                CRIIMI MAE INC.

                         Quarterly Report on Form 10-Q

                                                                                              Page
                                                                                              ----
PART I.     Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets - as of June 30, 2000
             (unaudited) and December 31, 1999...............................................   3

            Consolidated Statements of Income and Comprehensive Income - for the three
             and six months ended June 30, 2000 and 1999 (unaudited).........................   4

            Consolidated Statements of Changes in Shareholders' Equity - for the six
             months ended June 30, 2000 (unaudited)..........................................   5

            Consolidated Statements of Cash Flows - for the six months ended
             June 30, 2000 and 1999 (unaudited)..............................................   6

            Notes to Consolidated Financial Statements (unaudited)...........................   7

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................................  65

Item 2A.    Quantitative and Qualitative Disclosures about Market Risk.......................  79


PART II.    Other Information

Item 1.     Legal Proceedings................................................................  80

Item 2.     Changes in Securities............................................................  80

Item 3.     Defaults Upon Senior Securities..................................................  80

Item 4.     Submission of Matters to a Vote of
             Security Holders................................................................  80

Item 5.     Other Information................................................................  80

Item 6.     Exhibits and Reports on Form 8-K.................................................  80

Signature   .................................................................................  82

PART I. Item 1.              FINANCIAL STATEMENTS
                                CRIIMI MAE INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                             June 30,             December 31,
                                                                              2000                     1999
                                                                          ---------------          ------------
                                                                          (Unaudited)
Assets:
  Mortgage assets:
     Subordinated CMBS, at fair value                                        $ 1,018,145,199      $ 1,179,270,306
     Insured mortgage securities, at fair value                                  381,201,135          394,857,239
     Investment in originated loans, at amortized cost                           464,478,082          470,204,780
   Equity investments                                                             33,785,169           34,929,523
   Receivables                                                                    44,632,445           69,483,337
   Other assets                                                                   46,227,668           53,276,333
   Short term investments, at fair value                                           2,408,878               92,793
   Restricted cash and cash equivalents                                           73,625,223           38,036,624
   Other cash and cash equivalents                                                69,042,538           53,510,311
                                                                             ---------------      ---------------
Total assets                                                                 $ 2,133,546,337      $ 2,293,661,246
                                                                             ===============      ===============
Liabilities:
  Liabilities not subject to Chapter 11 proceedings:
  Securitized mortgage obligations:
  --------------------------------
     Collateralized bond obligations-CMBS                                        279,348,933      $   278,165,968
     Collateralized mortgage obligations-
       insured mortgage securities                                               369,023,933          378,711,602
     Collateralized mortgage obligations-
       originated loans                                                          395,261,869          399,768,513
     Payables and accrued expenses                                                32,929,586           29,886,888
  Liabilities subject to Chapter 11 proceedings:
Secured:
-------
  Variable-rate secured borrowings-CMBS                                          566,429,031          732,904,775
  Other financing facilities                                                       3,050,000            3,050,000
  Payables and accrued expenses                                                    2,480,168           26,455,952
Unsecured:
---------
  Senior unsecured notes                                                         100,000,000          100,000,000
  Other financing facilities                                                      89,749,522           89,749,522
  Payables and accrued expenses                                                   45,234,652           35,619,440
                                                                             ---------------        -------------
Total liabilities                                                              1,883,507,694        2,074,312,660
                                                                             ---------------        -------------
Shareholders' equity:
  Convertible preferred stock, $0.01 par; 25,000,000
     shares authorized; 2,383,336 and 2,647,124 shares                                23,833               26,471
     issued and outstanding, respectively
  Common stock, $0.01 par; 120,000,000 shares
     authorized; 62,353,170 and 59,954,604 shares                                    623,532              599,546
     issued and outstanding, respectively
  Accumulated other comprehensive income                                        (184,516,951)        (207,421,788)
  Accumulated deficit                                                           (140,656,820)        (148,434,915)
  Additional paid-in capital                                                     574,565,049          574,579,272
                                                                             ---------------        -------------
Total shareholders' equity                                                       250,038,643          219,348,586
                                                                             ---------------        -------------
Total liabilities and shareholders' equity                                   $ 2,133,546,337    $   2,293,661,246
                                                                             ===============        =============


  The accompanying notes are an integral part of these consolidated financial statements.

                                CRIIMI MAE INC.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                           AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                                  For the three months ended June 30,           For the six months ended June 30,
                                                   2000                        1999                2000                    1999
                                                  -----------                 -----------        ------------           ------------
Interest income:
     Subordinated CMBS                            $35,392,863                 $38,418,611        $ 74,562,634         $76,903,756
     Insured mortgage securities                    7,670,728                   8,489,030          15,467,929          17,389,338
     Originated loans                               8,210,791                   8,647,815          16,698,417          17,488,642
                                                  -----------                 -----------        ------------        ------------
     Total interest income                         51,274,382                  55,555,456         106,728,980         111,781,736
                                                  -----------                 -----------        ------------        ------------
Interest and related expenses:
     Fixed-rate collateralized bond                 6,192,363                   5,948,766          12,678,575           9,449,286
       obligations-CMBS
     Fixed-rate collateralized mortgage
       obligations- insured securities              9,308,798                   8,304,889          16,355,730          16,709,161
     Fixed-rate collateralized mortgage
       obligations- originated loans                6,783,741                   6,687,220          13,541,862          13,250,128
     Fixed-rate senior unsecured notes              2,281,251                   2,281,251           4,562,502           4,562,502
     Variable-rate secured borrowings-CMBS         11,294,515                  12,397,081          24,015,610          26,367,454
     Other financing facilities                     2,031,259                   1,689,082           3,952,600           3,398,688
                                                  -----------                 -----------        ------------        ------------
     Total interest expense                        37,891,927                  37,308,289          75,106,879          73,737,219
                                                  -----------                 -----------        ------------        ------------
Net interest margin                                13,382,455                  18,247,167          31,622,101          38,044,517
                                                  -----------                 -----------        ------------        ------------
     Equity in (losses from) investments              (26,270)                    121,016             (38,186)         (1,485,616)
     Other income                                     981,861                     787,508           1,318,546           1,423,540
     Net gains on mortgage security dispositions      225,835                     778,608             241,312           1,585,812
     Gain on originated loan dispositions              37,885                      58,810              37,885             160,210
     General and administrative expenses           (2,665,231)                 (3,617,040)         (5,803,988)         (6,251,154)
     Amortization of assets acquired in the Merger   (719,394)                   (719,394)         (1,438,788)         (1,438,788)
     Unrealized loss on warehouse obligation                -                 (10,871,970)                  -          (6,925,495)
     Reorganization items:
       Other                                       (2,723,109)                 (5,438,943)         (6,971,564)        (10,946,781)
       Impairment on CMBS                          (1,809,062)                          -          (5,252,821)                  -
       Impairment on REO                             (924,283)                          -            (924,283)                  -
       Loss on Sale of CMBS                          (357,188)                          -          (1,711,214)                  -
                                                  -----------                 -----------        ------------        ------------
                                                   (7,978,956)                (18,901,405)        (20,543,101)        (23,878,272)
                                                  -----------                 -----------        ------------        ------------
     Net income (loss) before dividends accrued
       on preferred shares                          5,403,499                    (654,238)         11,079,000          14,166,245

     Dividends accrued on preferred shares         (1,661,015)                 (1,378,961)         (3,300,905)         (2,782,495)
                                                  -----------                 -----------        ------------        ------------
     Net income (loss) available to common
       shareholders                               $ 3,742,484                 ($2,033,199)       $  7,778,095         $11,383,750
                                                  -----------                 -----------        ------------        ------------
     Net income (loss) available to common
          shareholders per common share:
       Basic                                      $      0.06                      ($0.04)       $       0.13         $      0.21
                                                  ===========                 ===========        ============        ============
       Diluted                                    $      0.05                      ($0.04)       $       0.11         $      0.20
                                                  ===========                 ===========        ============        ============

     Shares used in computing basic
     earnings per share                            62,353,170                  53,553,161          61,934,051          53,282,424


     Comprehensive Income:
     Net income (loss) before dividends
       accrued on preferred shares                $ 5,403,499                   ($654,238)       $ 11,079,000         $14,166,245
     Other comprehensive Income (loss)               (383,304)                (29,613,575)         22,904,837         (38,285,985)
                                                  -----------                 -----------        ------------        ------------
       Comprehensive Income (loss)                $ 5,020,195                ($30,267,813)       $ 33,983,837        ($24,119,740)
                                                  ===========                 ===========        ============         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                CRIIMI MAE INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the six months ended June 30, 2000
                                  (Unaudited)

                                                               Accumulated
                                       Preferred     Common       Other                                                Total
                                       Stock Par   Stock Par  Comprehensive    Additional Paid-    Accumulated     Shareholders'
                                         Value       Value        Income          in Capital         Deficit           Equity
                                      ----------   ---------  -------------    ---------------     ------------    -------------
Balance at December 31, 1999          $   26,471   $ 599,546  ($207,421,788)    $  574,579,272    ($148,434,915)    $219,348,586
 Net income                                    -           -              -                  -       11,079,000       11,079,000
 Dividends accrued on preferred
  shares                                       -           -              -                  -       (3,300,905)      (3,300,905)
 Conversion of preferred shares
  into common shares                      (2,638)     23,966              -            (21,328)               -                -
 Common shares issued                          -          20              -              7,105                -            7,125
 Adjustment to unrealized losses
  on investments                               -           -     22,904,837                  -                -       22,904,837
                                      ----------   ---------  -------------    ---------------    -------------    -------------
Balance at June 30, 2000              $   23,833   $ 623,532  $(184,516,951)    $  574,565,049    $(140,656,820)    $250,038,643
                                      ==========   =========  =============    ===============    =============    =============


                    The accompanying notes are an integral
                     part of these consolidated financial
                                  statements.

                                CRIIMI MAE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               For the six months ended June 30,
                                                                                   2000                 1999
                                                                             ---------------       --------------
Cash flows from operating activities:
  Net income                                                                 $  11,079,000         $ 14,166,245
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Amortization of discount and deferred financing
        costs on debt                                                            5,749,610            3,960,987
     Amortization of assets acquired in the Merger                               1,438,788            1,438,788
     Depreciation and other amortization                                           967,515              739,313
     Discount amortization on mortgage assets                                   (6,820,239)            (307,185)
     Net gains on mortgage security dispositions                                   (37,885)          (1,585,812)
     Gain on originated loan dispositions                                         (241,312)            (160,210)
     Equity in losses from investments                                              38,186            1,485,616
     Unrealized loss on warehouse obligation                                             -            6,925,154
     Change in reorganization items accrual                                      1,853,557           10,305,282
     Impairment on CMBS                                                          5,252,821                    -
     Impairment on REO                                                             924,283                    -
     Loss on sale of CMBS                                                        1,711,214                    -
     Changes in assets and liabilities:
       (Increase) decrease in restricted cash and cash equivalents             (35,588,599)           2,353,560
       Increase in receivables and other assets                                 (6,077,888)         (25,336,567)
       Increase in payables and accrued expenses                                16,937,560            8,310,998
                                                                             -------------         ------------
     Net cash (used in) provided by operating activities                        (2,813,389)          22,296,169
                                                                             -------------         ------------
  Cash flows from investing activities:
  Proceeds from mortgage securities dispositions                                 9,826,537           58,428,715
  Proceeds from the sale of CMBS, net                                           35,693,577                    -
  Distributions received from AIM Investments                                      927,936            3,682,444
  Receipt of principal payments                                                  6,490,474            6,497,298
  Purchase of short term investments, net                                       (2,304,278)                   -
  Proceeds from originated loan dispositions                                       927,102            7,747,205
                                                                             -------------         ------------
     Net cash provided by investing activities                                  51,561,348           76,355,662
                                                                             -------------         ------------
  Cash flows from financing activities:
  Proceeds from debt issuances                                                           -          158,509,207
  Principal payments on debt obligations, net                                  (33,215,732)        (211,550,173)
                                                                             -------------         ------------
     Net cash used in financing activities                                     (33,215,732)         (53,040,966)
                                                                             -------------         ------------
     Net increase in other cash and cash equivalents                            15,532,227           45,610,865

     Other cash and cash equivalents, beginning of period                       53,510,311           21,826,512
                                                                             -------------         ------------
     Other cash and cash equivalents, end of period                          $  69,042,538         $ 67,437,377
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

     Since filing for Chapter 11 protection, CRIIMI MAE has suspended its Subordinated CMBS acquisition, origination and securitization programs. The Company continues to hold a substantial portfolio of Subordinated CMBS, originated loans and mortgage securities and, through CMSLP, acts as a servicer of mortgage loans.

     The Company's business is subject to a number of risks and uncertainties including, but not limited to: (1) the effect of the Chapter 11 filing and substantial doubt as to the Company's ability to continue as a going concern;
(2) risks related to the Recapitalization Financing (defined below) under the Company's Third Amended Joint Plan of Reorganization; (3) risk of loss of REIT status; (4) taxable mortgage pool risk; (5) risk of phantom income resulting in additional tax liability; (6) the effect of rate compression on the market price of the Company's stock; (7) substantial leverage; (8) inherent risks in owning Subordinated CMBS; (9) the limited protection provided by hedging transactions;
(10) risk of foreclosure on CMBS assets; (11) the limited liquidity of the CMBS market; (12) pending litigation; (13) risk of becoming subject to the requirements of the Investment Company Act of 1940; (14) possible effects of an economic recession on losses and defaults; (15) borrowing risks; (16) the effect of the yield curve on income; and (17) risks associated with the trader election including those referenced in "2000 Taxable Income (Loss)/ Taxable Distribution Requirements" below.

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

     While in Chapter 11, CRIIMI MAE has streamlined its operations. The Company has significantly reduced the number of employees in its origination and underwriting operations. In connection with these reductions, the Company closed its five regional loan origination offices.

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

    CRIIMI MAE is working diligently toward emerging from bankruptcy as a successfully reorganized company. In furtherance of such effort, the Debtors filed their Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan") and proposed Second Amended Joint Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July
13 and 21, 2000, the "Proposed Disclosure Statement") on April 25, 2000.
The Plan was filed with the support of the Official Committee of Equity Security Holders of CRIIMI MAE (the "CMI Equity Committee"), which is a co-proponent of the Plan. Subject to the completion of mutually acceptable documentation, evidencing the secured financing, to be provided by the unsecured creditors (the "Unsecured Creditor Debt Documentation"), the Official Committee of Unsecured Creditors of CRIIMI MAE (the "Unsecured Creditors' Committee") has agreed to support confirmation of the Plan. The Company, the CMI Equity Committee and the Unsecured Creditors' Committee are now all proceeding toward confirmation of the Plan. Under the Plan, Merrill Lynch and German American Capital Corporation ("GACC"), two of the Company's largest secured creditors, would provide a significant portion of the recapitalization financing contemplated by the Plan.

    The Bankruptcy Court held a hearing on April 25, 2000 on approval of the Proposed Disclosure Statement. During that hearing, the Bankruptcy Court requested the filing of additional legal briefs by May 9, 2000 on two issues raised at the hearing. The issues raised related to an objection to the Company's Proposed Disclosure

Statement filed by Salomon Smith Barney Inc./Citicorp Securities, Inc. and Citicorp Real Estate, Inc. (together "Citigroup"). On July 12, 2000, the Bankruptcy Court entered an order overruling the objections raised by Citigroup as set forth in the Memorandum Opinion and Order filed and entered on that date by the Bankruptcy Court. On July 21, 2000, the Company and Citigroup reached a settlement regarding the treatment of Citigroup's claims under the Plan. The settlement resolved Citigroup's objections to the Proposed Disclosure Statement. The Citigroup objections were the only objections to the Proposed Disclosure Statement pending before the Bankruptcy Court. See Note 16 for a summary of certain material terms of the settlement between the Company and Citigroup.

     The Bankruptcy Court has scheduled a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and equity security holders in connection with the Plan. Once the Proposed Disclosure Statement has been approved by the Bankruptcy Court, the Plan will be sent, together with the approved Disclosure Statement, to members of all classes of impaired creditors and all equity security holders for acceptance or rejection.

     The Unsecured Creditors' Committee filed its own plan of reorganization and proposed disclosure statement, and various amendments to each of the foregoing, with the Bankruptcy Court which, in general, provided for the liquidation of the assets of the Debtors. However, as a result of successful negotiations between the Debtors and the Unsecured Creditors' Committee, the Unsecured Creditors' Committee has agreed to the treatment of unsecured claims under the Plan, subject to completion of mutually acceptable Unsecured Creditor Debt Documentation, and has asked the Bankruptcy Court to defer consideration of its plan of reorganization and proposed disclosure statement.

The Plan of Reorganization

     The Plan contemplates the payment in full of all of the allowed claims of the Debtors primarily through recapitalization financing (including proceeds from certain asset sales) aggregating at least $857 million (the "Recapitalization Financing"). Approximately $275 million of the Recapitalization Financing would be provided by Merrill Lynch and GACC through a secured financing facility, and approximately $155 million would be provided through new secured notes issued to the Company's major unsecured creditors (collectively , the "New Debt"). The sale of select CMBS (the "CMBS Sale") and the Company's interest in CMO-IV (as defined in Note 6) (the "CMO-IV Sale"), the proceeds of which are expected to be used to pay down existing debt, is contemplated to provide the balance of the Recapitalization Financing. The Company may seek new equity capital from one or more investors to partially fund the Plan, although new equity is not required to fund the Plan.

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

     The Plan also contemplates that the holders of the Company's common stock will retain their stock. Under the Plan, no cash dividends, other than a maximum of $4.1 million to preferred shareholders, can be paid to existing shareholders. Subject to the respective acceptances of the Plan by the holders of the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and the Series F Redeemable Cumulative Dividend Preferred Stock (the "Series F Preferred Stock" or "junior preferred stock"), the Plan contemplates an amendment to their respective relative rights and preferences to permit the payment of accrued and unpaid dividends in cash or common stock (or a combination thereof), at the Company's election. The Plan further contemplates amendments to the relative rights and preferences of the Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock"), relating principally to dividend and conversion rights.

     Reference is made to the Plan and Proposed Disclosure Statement, filed with the Bankruptcy Court (and with the Securities and Exchange Commission (the "SEC") under cover of two Current Reports on Form 8-K filed on May 18, 2000 and August 11, 2000, respectively), for a more detailed description of the financing contemplated to be obtained under the Plan from the respective existing creditors including, without limitation, payment terms, restrictive covenants and collateral, and a more detailed description of the treatment of preferred stockholders. Although the Company has commitments for substantially all of the New Debt and has sold certain of the CMBS contemplated to be sold in connection with the CMBS Sale, there can be no assurance that the Company will obtain the Recapitalization Financing, that the Plan will be confirmed by the Bankruptcy Court, or that the Plan, if confirmed, will be consummated. The Plan also contemplates certain amendments to the Company's articles of incorporation, including an increase in authorized shares from 120 million to 375 million (consisting of 300 million of common shares and 75 million of preferred shares).

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

     As a result of its trader election, CRIIMI MAE recognized a mark-to market tax loss on its Trading Assets on January 1, 2000 of approximately $478 million (the "January 2000 Loss"). Such loss is expected to be recognized evenly over four years beginning with the year 2000. The Company expects such loss to be ordinary.

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

     Since gains and losses associated with trading activities are expected to be ordinary, any gains will generally increase taxable income and any losses will generally decrease taxable income. Since the Company is a REIT which is generally required to distribute 95% of its taxable income to shareholders, any increases in taxable income from trading activities will generally result in an increase in REIT distribution requirements and any decreases in taxable income from trading activities will generally result in a decrease in REIT distribution requirements (or, if the taxable income is reduced to zero, eliminate REIT distribution requirements).

     Gains and losses from the mark-to-market requirement (including the January 2000 Loss) are unrealized. This creates a mismatch between REIT distribution requirements and cash flow since the REIT distribution requirements will generally fluctuate due to the mark-to-market adjustments, but the cash flow from the Company's Trading Assets will not fluctuate as a result of the mark-to-market adjustments.

     Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses can not be carried back. If a security is marked down because of an increase in interest rates, rather than from credit losses, such mark-to-market losses may be recovered over time. Any recovered mark-to-market losses will generally be recognized as taxable income, although there is expected to be no corresponding increase in cash flow.

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

     It is possible that the Company could experience an "ownership change" within the meaning of Section 382 of the Tax Code. Consequently, its use of net operating losses generated before the ownership change to reduce taxable income after the ownership change may be subject to limitation under Section 382. Generally, the use of net operating losses in any year is limited to the value of the Company's stock on the date of the ownership change multiplied by the long-term tax exempt rate (published by the IRS) with respect to that date.

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

     In determining the Company's taxable income for 1999, distributions declared by the Company on or before September 15, 2000 and actually paid by the Company on or before December 31, 2000 will be considered as dividends paid for the year ended December 31, 1999. The Company anticipates distributing all of its 1999 taxable income in the form of non-cash taxable dividends. There can be no assurance that the Company will be able to make such distributions with respect to its 1999 taxable income. While the Company has not finalized its tax return for 1999, should CRIIMI MAE terminate or fail to maintain its REIT status during the year ended December 31, 1999, taxable income for the year ended December 31, 1999 is estimated to be $37.5 million, which would generate a tax liability of up to $15.0 million.

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

     Taxable Mortgage Pool Risks. An entity that constitutes a "taxable mortgage pool" as defined in the Tax Code ("TMP") is treated as a separate corporate level taxpayer for federal income tax purposes. In general, for an entity to be treated as a TMP (i) substantially all of the assets must consist of debt obligations and a majority of those debt obligations must consist of mortgages; (ii) the entity must have more than one class of debt securities outstanding with separate maturities and (iii) the payments on the debt securities must bear a relationship to the payments received from the mortgages. The Company currently owns all of the equity interests in three trusts that constitute TMPs (CBO-1, CBO-2 and CMO-IV, collectively the "Trusts"). See Notes 5 and 6 for descriptions of CBO-1, CBO-2 and CMO-IV. See also Note 6 regarding the anticipated CMO-IV sale as part of the Company's Plan. The statutory provisions and regulations governing the tax treatment of TMPs (the "TMP Rules") provide an exemption for TMPs that constitute "qualified REIT subsidiaries" (that is, entities whose equity interests are wholly owned by a REIT). As a result of this exemption and the fact that the Company owns all of the equity interests in each Trust, the Trusts currently are not required to pay a separate corporate level tax on income they derive from their underlying mortgage assets.

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

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities and originated loans constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of June 30, 2000, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, CM Management, Holdings II, CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CRIIMI MAE CMBS Corp., CRIIMI MAE Holding Inc., CRIIMI MAE Holdings L.P., and CRIIMI, Inc., contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of June 30, 2000 and December 31, 1999, the consolidated results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999.

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

Reclassifications

     Certain amounts in the consolidated financial statements for the year ended December 31, 1999 and the three and six months ended June 30, 1999 have been reclassified to conform to the 2000 presentation.

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

     Reorganization Items

     Reorganization items are items of income and expense that are realized or incurred by CRIIMI MAE because it is in reorganization. These include, but are not limited to the following:

 .  Short-term interest income that would not have been earned but for the
   Bankruptcy.
 .  Professional fees and similar types of expenditures directly relating to the
   Chapter 11 proceeding.
 .  Employee Retention Program costs and severance payments.
 . Loss accruals or realized gains or losses resulting from activities of the reorganization process such as the sale of certain assets, rejection of certain executory contracts and the write-off of debt issuance costs and debt discounts. See Note 5 for further discussion of other than temporary impairment and losses recognized on sales of CMBS.

     During the three and six months ended June 30, 2000 and 1999, the Company recorded reorganization items, as summarized below, due to the Chapter 11 filings of CRIIMI MAE, CM Management and Holdings II.


Reorganization Items                         Three months    Three months     Six months      Six months
--------------------                            ended           ended           ended           ended
                                            June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                            --------------  --------------  --------------  --------------
Short-term interest income                    ($1,434,012)      ($237,000)    ($2,438,672)      ($469,400)
Professional fees                               3,055,316       4,974,155       7,428,584      10,114,155
Employee Retention Program accrued costs          256,701         202,605         536,050         745,502
Other                                             845,104         499,183       1,445,602         556,524
                                              -----------      ----------     -----------     -----------
    Subtotal                                    2,723,109       5,438,943       6,971,564      10,946,781
Impairment on CMBS                              1,809,062              --       5,252,821              --
Impairment on REO(1)                              924,283              --         924,283              --
Loss on sale of CMBS(2)                           357,188              --       1,711,214              --
                                              -----------      ----------     -----------     -----------
Total                                         $ 5,813,642      $5,438,943     $14,859,882     $10,946,781
                                              ===========      ==========     ===========     ===========

(1) The Company recognized impairment on its investment in REO as of June 30, 2000. This asset was sold in July 2000 as discussed in Note 3 and Note 9.

(2) The Company recognized a loss of approximately $1.35 million on the sale of the Morgan Bonds in February 2000 and a loss of approximately $360,000 on the sale of the First Union Bonds in April 2000.


     Condensed Financial Statements

     In accordance with SOP 90-7, the three debtor entities, CRIIMI MAE, CM Management and Holdings II, are required to present condensed financial statements for the three and six months ended June 30, 2000. (See Note 18).

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

Income Recognition and Carrying Basis

     Subordinated CMBS

     CRIIMI MAE recognizes income from Subordinated CMBS using the effective interest method, using the anticipated yield over the projected life of the investment. Changes in anticipated yields are generally calculated due to revisions in estimates of future credit losses, actual losses incurred, revisions in estimates of future prepayments and actual prepayments received. Changes in anticipated yield resulting from prepayments are recognized through a cumulative catch-up adjustment at the date of the change which reflects the change in income of the security from the date of purchase through the date of change in anticipated yield. The new yield is then used for income recognition for the remaining life of the investment. Changes in anticipated yield resulting from reduced estimates of losses are recognized on a prospective basis. When other than temporary impairment is recognized, a new yield is calculated on the CMBS based on its new cost basis and expected future cash flows. This revised yield is employed prospectively. See Note 5 for a discussion of a revision in yields during the second quarter of 2000.

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

Insured Mortgage Securities

     Mortgage income consists of amortization of the discount or premiums plus the stated mortgage interest payments received or accrued. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage. Changes in anticipated yields are generally calculated due to revisions in estimates of future prepayments and actual payments received.

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

     Investment in Originated Loans

     This portfolio consists of commercial loans originated and securitized by CRIIMI MAE in CMO-IV. The origination fee income, application fee income and costs associated with originating the loans were deferred ("deferred loan costs") and the net amount was added to the basis of the loans on the balance sheet upon acquisition. Income is recognized using the effective interest method and consists of mortgage income from the loans and amortization of deferred loan costs. Changes in anticipated yields are generally calculated due to revisions in estimates of future prepayments and actual prepayments received. See Note 6 for subsequent event related to the carrying basis and intended sale of the Company's interest in CMO-IV.

     Short Term Investments

     Short term investment income consists of amortization of the discount or premiums on primarily investment-grade securities, plus the stated investment interest payments received or accrued on such securities. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the investment using the effective interest method. The effective interest method provides a constant yield of income over the term of the investment.

     The Company's short term investments are classified as Available for Sale. As a result, the Company carries its short term investments at fair value where changes in fair value are recorded as a component of shareholders' equity. Upon the sale of such short term investments, any gain or loss is recognized in the income statement.

     During late 1999, the Company began to trade mortgage-backed securities which are reflected in Short Term Investments on the balance sheet. In general, the Company trades in FNMA and FHLMC issued CMO tranches, as well as AAA rated CMBS. The Company seeks maximum total return through short term trading, consistent with prudent investment management. Returns from such activities consist primarily of capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, discount amortization, and other arbitrage opportunities as well as coupon interest income. For the six months ended June 30, 2000, trading gains and losses were immaterial; and, as of June 30, 2000, trading securities approximated $2.4 million.

     Equity Investments

     CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, owns all of the general partnership interests in American Insured Mortgage Investors, American Insured Mortgage Investors - Series 85, L.P., American Insured Mortgage Investors L.P.- Series 86 and American Insured Mortgage Investors L.P. - Series 88 (collectively, the "AIM Funds"). The AIM Funds own mortgage assets which are substantially similar to the insured mortgage securities owned by CRIIMI MAE. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges among the AIM Funds from 2.9% to 4.9%) from each of the AIM Funds. In addition, CRIIMI MAE and CM Management each own 50% of the limited partnership that owns a 20% limited partnership interest in the adviser to the AIM Funds. CRIIMI MAE is utilizing the equity method of accounting for its investment in the AIM Funds and advisory partnership, which provides for recording CRIIMI MAE's share of net earnings or losses in the AIM Funds and advisory partnership reduced by distributions from the limited partnerships and adjusted for purchase accounting amortization.

     CRIIMI MAE accounts for its investment in CRIIMI MAE Services, Inc. ("Services, Inc.") under the equity method because it does not own the voting common stock of Services, Inc. As of June 30, 2000, Services Inc. holds a 27% general partner interest in CMSLP.

     As of June 30, 2000, CRIIMI MAE, through CM Management, held a 73% limited partnership interest in CMSLP. CRIIMI MAE's limited partner investment in CMSLP is accounted for under the equity method as CRIIMI MAE does not control CMSLP. However, because it owns 73% of the partnership and because it has certain rights described below, it follows the equity method of accounting. As a limited partner, CRIIMI MAE is entitled to all of the rights and benefits of being a limited partner including the right to receive income and cash distributions in accordance with its limited partner interest. In addition, CRIIMI MAE has the right to approve the sale of the principal assets of CMSLP. Services Inc. is the general partner of CMSLP and manages the day to day affairs of CMSLP.

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

     Insured Mortgage Securities

     CRIIMI MAE assesses each insured mortgage security for other than temporary impairment when the fair market value of the asset declines below amortized cost for a significant period of time and CRIIMI MAE concludes that it no longer has the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of an insured mortgage security to its current amortized cost basis, the difference is recognized as a loss in the income statement. The Company did not recognize any impairment on its insured mortgage securities for the three and six months ended June 30, 2000 and 1999.

     Investment in Originated Loans

     CRIIMI MAE recognizes impairment on the originated loans when it is probable that CRIIMI MAE will not be able to collect all amounts due according to the contractual terms of the loan agreement. CRIIMI MAE measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The Company did not recognize impairment losses on its originated loans for the three and six months ended June 30, 2000 and 1999.

     Short Term Investments

     CRIIMI MAE assesses each short term investment for other than temporary impairment when the fair market value of the asset declines below amortized cost and CRIIMI MAE concludes that it no longer has the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of the short term investment to its current cost basis, the difference is recognized as a loss in the income statement. The Company did not recognize any impairment on its short term investments for the three and six months ended June 30, 2000 and 1999.

     Equity Investments

     Impairment is recognized on CRIIMI MAE's investments accounted for under the equity method if a decline in the market value of the investment below its carrying basis is judged to be "other than temporary". In this case, an unrealized loss is recognized as the difference between the fair value and carrying amount. The Company did not recognize impairment losses on its equity investments for the three and six months ended June 30, 2000 and 1999.

Receivables

     Receivables primarily consist of interest and principal receivables on the Company's Subordinated CMBS, insured mortgage securities and originated loan portfolios. In addition, prepayments in the insured mortgage securities portfolio, if any, that have not yet been received by CRIIMI MAE are included.

Other Assets

     Other assets primarily include Merger assets and related costs, deferred financing costs, deferred costs and investment in mezzanine loans, as further discussed below. Additionally included in other assets is Real Estate Owned ("REO") property acquired through foreclosure that is held for sale. In June 1997, CRIIMI MAE acquired this real estate property in a foreclosure sale from a CMBS trust which it subsequently sold to a third party in July 2000. Prior to the sale, CRIIMI MAE's investment in REO property totaled approximately $3.4 million. A loss of approximately $900,000 was recorded as of June 30, 2000 related to the sale. REO property acquired through foreclosure is recorded at fair value on the date of foreclosure. REO property held for sale is accounted for at the lower of its cost basis or fair value less costs to sell. REO property held for the long term will be evaluated for impairment by the Company when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At such time, if the expected future undiscounted cash flows from the property are less than the cost basis, the assets will be marked down to fair value. Costs relating to development and improvement of property are capitalized, provided that the resulting carrying value does not exceed fair value. Costs relating to holding the assets are expensed.

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

     Deferred costs are costs incurred in connection with the establishment of CRIIMI MAE's financing facilities and are amortized using the effective interest method over the terms of the borrowings. Also included in deferred costs are mortgage selection fees, which were paid to the adviser or were paid to the former general partners or adviser to the predecessor entities of CRI Liquidating (collectively, the "CRIIMI Funds"). These deferred costs are being amortized using the effective interest method on a specific mortgage basis from the date of the acquisition of the related mortgage over the term of the mortgage from CRIIMI MAE. Upon disposition of a mortgage, the related unamortized fee is treated as part of the mortgage asset carrying value in order to measure the gain or loss on the disposition. As a result of the Chapter 11 filing in December 1998, CRIIMI MAE wrote off all deferred costs in connection with its financing facilities that are subject to the Chapter 11 filing.

     Costs incurred in connection with the loan origination programs are netted against any origination fees received and the net amount is deferred and will be recognized using the effective interest method over the life of the intended securitization of the loans. These costs include a one-time fee to the financial institution and direct costs of originating the loans for the program. All net deferred costs are written off if the Company and the financial institution decide to sell the loans in the warehouse program. In addition, the Company is required to fund the estimated subordinated levels for the securitization of the loans originated through its loan origination programs. This subordinated level is held as a deposit at the financing institution and is reflected in other assets. Due to the financial institution taking title to the loans during the warehousing period and bearing substantive risk for the investment portion of each loan, the originated loans are not recorded on the Company's balance sheet during the warehouse period. As a result of the Chapter 11 filing, CRIIMI MAE wrote off all capitalized costs in connection with its warehouse programs in December 1998. As of June 30, 2000, there were no reserve account balances with respect to either the Citibank or Prudential Programs. (See Note 6 for further discussion including the contemplated CMO-IV Sale.)

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

Per Share Amounts

     Basic earnings per share amounts for the three and six months ended June 30, 2000 and 1999 represent net income available to common shareholders divided by the weighted average common shares outstanding during each quarter. Diluted earnings per share amounts for the three and six months ended June 30, 2000 and 1999 represent basic earnings per share adjusted for dilutive common stock equivalents, which for CRIIMI MAE could include stock options and certain series of preferred stock. See Note 13 for a reconciliation of basic earnings per share to diluted earnings per share.

Consolidated Statements of Cash Flows

     Cash payments made for interest for the six months ended June 30, 2000 and 1999, were $81,200,828, and $56,800,796, respectively.

Comprehensive Income

     Comprehensive income includes net earnings as currently reported by the Company adjusted for other comprehensive income. Other comprehensive income for the Company is changes in unrealized gains and losses related to the Company's CMBS and mortgages accounted for as available for sale.

New Accounting Statements

     During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities" ("FAS 133"). In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133. FAS 133, as amended, establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for the Company beginning January 1, 2001. The Company believes the effect of adopting FAS 133 will not be material.

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

                                                            As of June 30, 2000             As of December 31, 1999
                                                      Amortized Cost     Fair Value     Amortized Cost     Fair Value
                                                      --------------     ----------     --------------     ----------
ASSETS:
Subordinated CMBS                                     $1,188,109,252   $1,018,145,199   $1,374,080,226   $1,179,270,306
Insured Mortgage Securities                              395,742,226      381,201,135      407,469,108      394,857,239
Investment in originated loans                           464,478,082      419,296,783      470,204,780      422,643,902
Restricted cash and cash equivalents                      73,625,223       73,625,223       38,036,624       38,036,624
Other cash and cash equivalents                           69,042,538       69,042,538       53,510,311       53,510,311
Short term investments                                     2,420,685        2,408,878           92,793           92,793
Accrued interest and principal                            44,632,445       44,632,445       69,483,337       69,483,337
 receivable
Interest rate protection agreements                          575,556        1,204,196        1,119,280        1,465,496

LIABILITIES:
Liabilities not Subject to Chapter 11 proceedings:
Securitized mortgage obligations:
    Collateralized bond obligations-CMBS                 279,348,933      261,958,337      278,165,968      253,084,864
    Collateralized insured mortgage securities           369,023,933      368,909,578      378,711,602      381,129,836
     obligations
    Collateralized mortgage obligations-
       originated loans                                  395,261,869      370,100,820      399,768,513      373,634,008
Liabilities Subject to Chapter 11 proceedings:
    Variable rate secured borrowings-CMBS                566,429,031              N/A      732,904,775              N/A
    Senior unsecured notes                               100,000,000       84,880,000      100,000,000       86,000,000
    Other financing facilities                            92,799,522              N/A       92,799,522              N/A

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Subordinated CMBS

     Prior to 1998, the fair market value of the Company's portfolio of Subordinated CMBS was based upon quotes obtained from, in most cases, the lender to which the security was pledged. The lender also quoted the related unrated bonds even though the bonds did not serve as collateral for CRIIMI MAE's obligations. The Company obtained "ask" quotes as compared to "bid" quotes because it is the owner of the securities. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the CMBS portfolio as of June 30, 2000 and December 31, 1999. As a result, the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of June 30, 2000 and December 31, 1999. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average unleveraged yield to maturity. See Note 5 for additional discussion. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including; institutionally available research reports, a relative comparison of dealer provided discount rates from the previous quarter to those disclosed in recent research reports and communications with dealers and active Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of June 30, 2000 and December 31, 1999, it has disclosed the range of discount rates by rating category used in determining these fair market values in Note 5.

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

Insured Mortgage Securities

     The fair market value of the Company's portfolio of insured mortgage securities as of December 31, 1999 was based upon quotes obtained from an investment banking institution, which trades these investments on a daily basis. Due to the Chapter 11 filing and a change in staff at the investment banking institution, the Company was unable to find an investment banking institution willing to provide fair value quotes for the insured mortgage securities portfolio as of June 30, 2000. As a result, the Company calculated the estimated fair market value of its insured mortgage securities portfolio as of June 30, 2000. The Company used a discounted cash flow methodology to estimate the fair value of its insured mortgage securities portfolio. The cash flows were discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, (ii) a relative comparison of dealer provided quotes from the previous year to those disclosed in recent research reports and incorporating adjustments to reflect changes in the market, and
(iii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities.

Originated Loans

     Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the portfolio. As a result, the Company calculated the estimated fair market value of its originated loan portfolio as of June 30, 2000 and December 31, 1999. The Company used the same discounted cash flow methodology used in determining the fair value of its Subordinated CMBS portfolio and further used cash flows projected at a prepayment speed of 0% to 14% depending upon the call protection of the loan. These cash flows were then discounted using a weighted average discount rate of approximately 9.1% and 9.1% for both June 30, 2000 and December 31, 1999, which the Company believes was commensurate with the market's perception of risk and value.

Short Term Investments

     The fair value of the short term investments is an estimate based on the indicative market price from publicly available pricing services. The Company normally applies a slight discount to such prices as the Company believes it better reflects fair value between willing buyers and sellers due to the relatively smaller sizes of investments the Company purchases.

Restricted and Other Cash and Cash Equivalents, Accrued Interest and Principal Receivable

     The carrying amount approximates fair value because of the short maturity of instruments.

Obligations Under Financing Facilities

     The fair value of the securitized mortgage obligations as of June 30, 2000 and December 31, 1999 is calculated using a discounted cash flow methodology similar to the discussion on Subordinated CMBS above. The fair value of the senior unsecured notes was calculated using a quoted market price from Bloomberg. Management has determined that fair value of the variable-rate secured borrowings-CMBS and other financing facilities is not practicable to measure because there is no quoted market price available and the facilities are in default and have been the subject of dispute as discussed in Note 9. Also see
Note 9 for a detailed discussion of these facilities and the terms of the facilities.

Interest Rate Protection Agreements

     The fair value of interest rate protection agreements (used to hedge CRIIMI MAE's variable-rate debt) is the estimated amount that CRIIMI MAE would receive to terminate the agreements as of June 30, 2000 and December 31, 1999, taking into account current interest rates and the current creditworthiness of the counterparties. The amount was determined based on a quote received from the counterparty to each agreement.

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

     The CBO-2 transaction requires reclassification of CRIIMI MAE's entire portfolio of mortgage securities (consisting of mortgage security collateral and CMBS) from Held to Maturity to Available for Sale. Therefore, CRIIMI MAE's securities, effective the second quarter of 1998, are reflected on the balance sheet at fair market value. At June 30, 2000, the amortized cost of the CMBS exceeded the fair market value by approximately $170 million (after taking into account the impairment write down of certain CMBS subject to the CMBS Sale, which resulted in amortized cost being written down to fair value) as compared to $194.8 million as of December 31, 1999 and is reflected as a decrease in shareholders' equity.

At June 30, 2000, CRIIMI MAE held the following securities with respect to its CMBS portfolio:


                                                 Original        3/31/00          6/30/00
                                                 Anticipated   Anticipated      Anticipated
                                                 Yield to      Yield to         Yield to
   Pool (1)(6)                                   Maturity (2)  Maturity (2)     Maturity (2)
   -----------                                   -----------   -----------      -----------
Retained Securities from
  CRIIMI 1996 C1 (CBO-1)                           19.5%         20.7%(4)         22.3%(3)

DLJ Mortgage Acceptance Corp.
  Series 1997 CF2 Tranche B-30C                     8.2%         11.9%(5)         12.0%(3)

Nomura Asset Securities Corp.
  Series 1998-D6 Tranche B7                        12.0%         12.0%            14.2%(3)

Retained Securities from
  CRIIMI 1998 C1 (CBO-2)                           10.3%         10.2%(4)         10.5%(3)(4)

Mortgage Capital Funding, Inc.
  Series 1998-MC1                                   8.9%         13.5%(5)         13.8%(3)

Chase Commercial Mortgage Securities
  Series 1998-1 (7)                                 8.8%         12.9%(5)         13.2%(3)

Mortgage Capital Funding, Inc.
  Series 1998-MC2                                   8.7%         13.7%(5)         13.9%(3)

Weighted Average                                   10.1%         11.2%            11.5%(3)

___________
(1) CRIIMI MAE, through CMSLP, performs servicing functions on a total CMBS pool of approximately $24.4 billion as of June 30, 2000. Of the $24.4 billion of mortgage loans, approximately $369.6 million are being specially serviced, of which approximately $261.4 million are being specially serviced due to payment default (including $29.6 million of real estate owned by the underlying trusts) and the remainder is being specially serviced due to non-financial covenant default. Through June 30, 2000, CMSLP has resolved and transferred out of special servicing approximately $506.5 million of the approximately $876.1 million that has been transferred into special servicing from inception as discussed below. As discussed below, through June 30, 2000, actual losses on mortgage loans underlying the CMBS transactions are lower than the Company's original loss estimates.

(2) Represents the anticipated weighted average yield over the expected average life of the Company's Subordinated CMBS portfolio as of the date of acquisition, March 31, 2000 and June 30, 2000, respectively, based on management's estimate of the timing and amount of future credit losses and prepayments. (See also (3) below, for additional discussion.)

(3) The increases in anticipated yields to maturity for June 30, 2000, as compared to March 31, 2000, are primarily due to a change in the allocation and timing of the estimated future credit losses related to the mortgage loans underlying the CMBS. Due to better than anticipated performance of the mortgage loans underlying the CMBS, which has resulted in lower credit losses than originally estimated, the Company has revised its estimated credit losses to occur later in the weighted average life of the CMBS than originally projected. However, the Company has not lowered the total amount of estimated future credit losses related to the mortgage loans underlying the CMBS. The change in allocation and timing of estimated future credit losses to reflect a later occurrence of such losses results in increases in projected cash flow (primarily in the form of interest income) as of June 30, 2000, which in turn results in increases in anticipated yields to maturity as of June 30, 2000. As a result of the present value benefit of a revised later projected occurrence of credit losses, the yields used to determine CMBS income have increased. As of June 30, 2000, the overall impact of this allocation and timing revision resulted in a 29 basis point increase in total CMBS anticipated yields to maturity (24 basis point increase related to the remaining CMBS subject to the CMBS Sale and 30 basis point increase related to the Company's retained portfolio). These yield increases have resulted in approximately $700,000 in additional CMBS income during the second quarter compared to income that would have been recognized using prior unrevised yields. The Company estimates that total CMBS income related to the Company's retained portfolio will be higher by approximately $2 million for the period April 1 through December 31, 2000 than if the prior unrevised yields were used. As it is not certain when the remaining CMBS subject to the CMBS Sale will be sold, the Company has not estimated the dollar impact for the year. These CMBS yield increases have been applied prospectively as of April 1, 2000, the first day of the second quarter.

(4) The increase in the anticipated yield resulted from the reallocation of CBO-1 asset basis in conjunction with the CBO-2 resecuritization. While it had no impact on the anticipated yield, the unrated bond from CBO-1 experienced an approximate $738,000 principal write-down in 1999 and an approximate $2.2 million principal write-down in 2000 due to losses on the foreclosure of two underlying loans. Further, the unrated bond from CBO-2 experienced an approximate $879,000 principal write-down in 1999 and an approximate $374,000 principal write-down in 2000 due to losses on the foreclosure of two underlying loans.

(5) As discussed further below, under the Plan, the Company intends to sell these CMBS pools and as such, impairment was recognized as of December 31, 1999, March 31, 2000, and/or June 30, 2000 related to these CMBS. The impairment losses resulted in the cost basis being written down to fair value as of December 31, 1999, March 31, 2000, and June 30, 2000. The increase in yields between those originally projected and those projected as of March 31, 2000 is primarily a result of this new lower basis.

(6) The following table summarizes certain CMBS sales for the six months ended June 30, 2000:

                                                                                                Net Proceeds
                                                        Face            Sale          Debt       to CRIIMI
Sale Date    CMBS Portfolio                Classes     Amount         Proceeds      Paydown        MAE              Loss  (a)
---------    --------------                -------     ------         --------      -------        ---        ---------------
 02/29/00    Morgan Stanley Capital        7 classes  $87 million      $45.9         $37.5      $8.4 million   ($1.35 million)
             I, Series 1998-WF2                                        million       million
             ("Wells Fargo Bonds")

 04/24/00    First Union-Lehman            7 classes     $290           $140          $113      $27 million   ($0.36 million)
             Brothers-Bank of                          million        million        million
             America Commercial
             Mortgage Trust Series
             1998-C2
             ("First Union Bonds")

(a) Represents actual loss recognized when sold. Losses had been recognized through impairment in previous periods.

(7)  The sale of these bonds occurred in August 2000, as discussed below.

The aggregate investment by the underlying rating of the Subordinated CMBS is as follows:

                                                                                      Range of Discount    Amortized Cost
                    Face Amount    Weighted  Average    Weighted      Fair Value        Rates Used to          as of
                   as of 6/30/00         Pass-          Average    As of 6/30/00       Calculate Fair        6/30/00
Security Rating    (in millions)     Through Rate      Life (1)    (in millions)(2)      Value (2)         (in millions)
---------------    -------------     ------------      --------    ----------------      ---------         -------------
A (3)                 $   62.6              7%          6 years          $   55.3                 9.6%         $   57.7

BBB (3)                  150.6              7%          11 years            121.2                10.0%            129.0

BBB-(3)                  115.2              7%          12 years             85.5                11.0%             93.9

BB+                      373.4            7.1%          11  years           251.1         11.1% -12.8%            292.9

BB                       255.9            6.7%          11 years            116.7         11.4% -13.5%            125.5

BB-                       81.2            6.7%          12 years             38.9         12.7% -14.5%             44.8

B+                       122.7              7%          14  years            45.6                15.7%             63.4

B                        294.2            6.5%          14 years            120.8         14.9% -16.7%            154.0

B-                       186.7            6.7%          14 years             66.7         15.7% -19.2%             78.8

CCC                       87.9              7%          17 years             17.0                  31%             27.3

Unrated (4)              471.4            5.8%          17 years             99.3             29% -33%            120.8
                      --------            ---           ---------        --------                              --------

Total (5)(6)          $2,201.9            6.8%          12  years        $1,018.1                              $1,188.1(7) (8)
                      ========            ===           =========        ========                              ========
                              Amortized Cost
                                   as of
                                12/31/99
Security Rating               (in millions)
---------------               -------------
A (3)                          $    57.4

BBB (3)                            127.7

BBB-(3)                             93.5

BB+                                305.5

BB                                 206.1

BB-                                 58.6

B+                                  82.1

B                                  178.2

B-                                  98.1

CCC                                 32.5

Unrated (4)                        134.4
                               ---------

Total (5)(6)                   $ 1,374.1
                               =========

_______________
(1) Weighted average life represents the weighted average expected life of the Subordinated CMBS prior to consideration of losses, extensions or prepayments.

(2) The estimated fair values of Subordinated CMBS represent the carrying value of these assets. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the portfolio as of June 30, 2000 and December 31, 1999. As a result, the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of June 30, 2000 and December 31, 1999. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The cash flows for each bond were projected assuming no prepayments and no losses as is the market convention. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including institutionally available research reports and communications with dealers and active Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of June 30, 2000 and December 31, 1999, it has disclosed in the table the range of discount rates by rating category used in determining these fair market values. See Note 4 for a discussion on the CMBS market.

(3) In connection with CBO-2, $62.6 million (A rated) and $60.0 million (BBB rated) face amount of investment grade securities were sold with call options and $345 million (A rated) face amount were sold without call options. In connection with CBO-2, in May 1998, the Company initially retained $90.6 million (BBB rated) and $115.2 million (BBB- rated) face amount of securities, both with call options, with the intention to sell the securities at a later date. Such sale occurred March 5, 1999. See also Note 16. Since the Company retained call options on certain sold bonds, the Company did not surrender control of these assets pursuant to the requirements of FAS 125 and thus these securities are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, CRIIMI MAE has retained the securities with call options in its Subordinated CMBS portfolio reflected on its balance sheet.

(4) The unrated bond from CBO-1 experienced an approximate $738,000 principal write-down in 1999 and an approximate $2.2 million principal write-down in 2000 due to losses on the foreclosure of two underlying loans. Further, the unrated bond from CBO-2 experienced an approximate $879,000 principal write-down in 1999 and an approximate $374,000 principal write-down in 2000 due to losses on the foreclosure of two underlying loans.

(5) Refer to Note 8 for additional information regarding the Subordinated CMBS for tax purposes.

(6) Similar to the Company's other sponsored CMOs, CMO-IV, resulted in the creation of CMBS, in which the Company sold certain tranches. Since the Company retained call options on the sold bonds, the Company did not surrender control of the assets for purposes of FAS 125 and thus the entire transaction is accounted for as a financing and not a sale. Since the transaction is recorded as a financing, the Subordinated CMBS are not reflected in the Company's Subordinated CMBS portfolio. Instead, the underlying loans contributed to CMO-IV are reflected in Investment in Originated Loans on the balance sheet. See Note 6.

(7) Amortized cost reflects the cumulative $75 million impairment loss write-down as of June 30, 2000, related to the remaining CMBS subject to the CMBS Sale. See below for further discussion.

(8) As previously discussed, in February 2000, the Wells Fargo Bonds were sold for proceeds of approximately $45.9 million. Additionally, in April 2000, the First Union Bonds were sold for proceeds of $140 million.

   As of June 30, 2000 and December 31, 1999, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and at the locations identified below:

                    6/30/00         12/31/99                                       6/30/00              12/31/99
Property Type   Percentage/(1)/  Percentage/(1)/    Geographic Location/(2)/    Percentage/(1)/    Percentage/(1)/
-------------   ---------------  ---------------    ------------------------    ---------------    ---------------
Multifamily.           31%             32%          California...............          16%                 17%
Retail......           29%             29%          Texas....................          13%                 13%
Office......           14%             13%          Florida..................           7%                  8%
Hotel.......           14%             14%          New York.................           6%                  5%
Other.......           12%             12%          Other/(3)/...............          58%                 57%
                    -----         -------                                          -------            --------
 Total......          100%            100%             Total.................         100%                100%
                    ======        ========                                         =======            ========

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

     The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in GAAP income recognition which is greater than or less than cash received. For the three and six months ended June 30, 2000, the amount of income recognized in excess of cash received due to the effective interest rate method was approximately $4.2 million and $6.9 million, respectively. For the three and six months ended June 30, 1999, the amount of income recognized in excess of cash received due to the effective interest rate method was approximately $209,000 and $336,000, respectively.

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

     As discussed in Note 1, under CRIIMI MAE's Plan, a portion of the Recapitalization Financing is expected to result from the CMBS Sale. The remaining CMBS subject to the CMBS Sale had a fair value and amortized cost of $204 million and $198 million, respectively, as of June 30, 2000. The Company first filed a plan with the Bankruptcy Court in the fourth quarter of 1999 and during that same quarter CRIIMI MAE began marketing for sale the CMBS subject to the CMBS Sale. CRIIMI MAE sold a portion of these bonds in February 2000 and April 2000 and intends to enter into additional agreements during 2000 to sell the remaining CMBS subject to the CMBS Sale, although there can be no assurance that such bonds will be sold. The Company also intends to sell its interest in CMO-IV as part of the Plan, although there can be no assurance that the CMO-IV Sale will be completed.

     GAAP states that when the fair market value of an investment declines below its amortized cost for a significant period of time and the entity no longer has the ability or intent to hold the investment for the period the entity anticipates is required for the value to recover to amortized cost, other than temporary impairment on the investment should be recognized. This other than temporary impairment is recognized through the income statement as the difference between amortized cost and fair value. Additional accounting guidance states that other than temporary impairment should be recognized in the period the decision to sell any investment is made if the entity does not expect the fair value to recover before the sale date. As the Company decided in the fourth quarter of 1999 to sell the CMBS subject to the CMBS Sale and it did not expect the value of these bonds to significantly recover before the future sale dates, the Company recognized approximately $157 million of other than temporary impairment related to these CMBS through earnings in the fourth quarter of 1999. The Company recognized an impairment related to these CMBS through earnings in the fourth quarter of 1999. The Company recognized an additional $5.3 million of other than temporary impairment during the first half of 2000 related to these same bonds. Unrealized losses related to these CMBS were previously recognized through other comprehensive income in the equity section of the balance sheet. The other than temporary impairment loss is a part of the reorganization items on the income statement as the impairment was recognized as part of the reorganization.

     CMSLP did not file for protection under Chapter 11. However, because of the related party nature of its relationship with CRIIMI MAE, CMSLP has been under a high degree of scrutiny from servicing rating agencies. As a result of CRIIMI MAE's Chapter 11 filing, CMSLP was declared in default under certain credit agreements with First Union National Bank ("First Union"). In order to repay all such credit agreement obligations and to increase its liquidity, CMSLP arranged for ORIX Real Estate Capital Markets, LLC ("ORIX"), formerly known as Banc One Mortgage Capital Markets, LLC to succeed it as master servicer on two commercial mortgage pools on October 30, 1998. In addition, in order to allay rating agency concerns stemming from CRIIMI MAE's Chapter 11 filing, in November 1998, CRIIMI MAE designated ORIX as special servicer on 33 separate CMBS securitizations totaling approximately $29 billion, subject to certain requirements contained in the respective servicing agreements. CMSLP continues to perform special servicing as sub-servicer for ORIX on all but five of these securitizations. CRIIMI MAE remains the owner of the lowest rated tranche of the related Subordinated CMBS and, as such, retains rights pertaining to ownership, including the right to replace the special servicer. CMSLP lost the right to specially service the DLJ MAC 95 CF-2 securitization when the majority holder of the lowest rated tranches replaced CMSLP as special servicer. As part of the Plan, certain of the Company's non-resecuritized CMBS and its interest in CMO-IV are intended to be sold. If such sales are completed, CMSLP will most likely lose its special servicing duties related to these securities. In 1999, CMSLP generated gross revenues of approximately $1.1 million in fees on these CMBS.

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

     Prior to the Petition Date, the Company had originated over $900 million in aggregate principal amount of loans. In June 1998, the Company securitized approximately $496 million of the commercial mortgage loans originated or acquired through a mortgage loan conduit program with Citicorp Real Estate, Inc. ("Citibank") and, through CRIIMI MAE CMBS Corp., issued Commercial Mortgage Loan Trust Certificates, Series 1998 1 ("CMO-IV"). A majority of these mortgage loans were "No Lock" loans. In CMO-IV, CRIIMI MAE sold $397 million face amount of fixed-rate, investment grade CMBS. CRIIMI MAE has call rights on each of the issued securities and therefore has not surrendered control of the bonds, thus requiring the transaction to be accounted for as a financing of the mortgage loans collateralizing the investment grade CMBS sold in the securitization. Therefore, the mortgage loans remained on the Company's balance sheet. The Company originally intended to sell all of the investment grade tranches of CMO-IV; however, two investment grade tranches were not sold until 1999. As discussed further below, as part of the Plan, the Company will sell its remaining interest in CMO-IV. Accordingly, upon such sale, the mortgage loans, and related other assets and liabilities will be removed from the balance sheet.

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

     In July 2000, the Company decided that, as part of the Plan, it would sell the remaining $53 million face amount of assets from CMO-IV that it currently owns. The proceeds would be used to pay down the variable rate debt secured by certain assets from CMO-IV with any remaining proceeds retained by the Company. Upon the sale of these assets, CRIIMI MAE will no longer have any economic interest in CMO-IV. The Company, as the owner of the issuer's equity of CMO-IV, holds the call options related to the $442.5 million (original face amount) of previously issued securities that are currently classified as securitized debt on the Company's balance sheet. Upon the sale of the issuer's equity, CRIIMI MAE will no longer own these call options and, as a result, the securitization will no longer qualify as a financing under SFAS 125. As a result, all assets (Investment in Originated Loans and related deferred financing costs) and liabilities (Collateralized mortgage obligations - Originated Loans and a portion of variable rate secured borrowings - CMBS) related to the securitization will be removed from CRIIMI MAE's balance sheet upon the sale of the issuer's equity. If the sale of CRIIMI MAE's economic interest in CMO-IV took place as of June 30, 2000, based on the June 30, 2000 balance sheet and estimated fair values, the Company would recognize an approximate $24 million loss for financial statement purposes, and an approximate $23 million loss for tax purposes.

     As of June 30, 2000 and December 31, 1999, the originated loans were secured by properties of the types and at the locations identified below:

                     June 30,     December 31,                                  June 30,         December 31,
Property Type        2000(1)        1999 (1)     Geographic Location(2)          2000(1)          1999 (1)
-------------        -------        -------      ----------------------          ------           --------
Multifamily........     38%           37%        Michigan....................     21%                20%
Hotel..............     26%           26%        Texas.......................      7%                 7%
Retail.............     20%           20%        Illinois....................      7%                 7%
Office.............     11%           11%        California..................      6%                 6%
Other..............      5%            6%        Maryland....................      6%                 6%
                      ----         ------
    Total..........    100%          100%        Connecticut.................      6%                 6%
                      ====         ======
                                                 Florida.....................      5%                 5%
                                                 Other(3)....................     42%                43%
                                                                                ----               -----
                                                    Total....................    100%               100%
                                                                                ====               =====

_____________
(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2)  No significant concentration by region.
(3)  No other individual state makes up more than 5% of the total.

     Descriptions of the originated loans categorized by unpaid principal balances as of June 30, 2000 are as follows:

                                                    As of June 30, 2000
                                                    -------------------

                                                                   Weighted
                                                                   Average
                                  Number of        Face           Effective      Weighted Average
Unpaid Principal Balance (1)      Loans(2)      Value(3)(4)     Interest Rate     Remaining Term
----------------------------      --------      ----------      -------------     --------------
$ 0 - $ 4.99 million                 91         $213,304,109        7.48%            8.1 years
$ 5 - $ 9.99 million                 21          153,143,809        8.31%            9.6 years
$10 - $14.99 million                  6           75,040,519        7.15%            8.4 years
$15 - $20    million                  1           16,986,770        7.15%            9.4 years
                                    ---         ------------        ----             ---------
                                    119         $458,475,207        7.52%            8.9 years
                                    ===         ============        ====             =========

_________________
(1) The carrying amount of the originated loans of $464,478,082 is comprised of $458,475,207 face amount of loans plus $6,002,875 of deferred loan costs.

(2) Several loans in CMO-IV are collateralized by multiple properties. The table reflects the actual number of loans.

(3) During the six months ended June 30, 2000, there was one loan prepayment in CMO-IV. This prepayment generated net proceeds of approximately $927,100 and resulted in a financial statement gain of $37,885, which is included in Gain on Originated Loan Dispositions on the accompanying consolidated statement of income for the six months ended June 30, 2000.

(4) All originated loans are collateralized by first or second liens on multifamily, hotel, retail, office or other commercial properties. Approximately 78% of the unpaid principal balance of the loans in the securitization are No-Lock loans.

(5)  The fair value of the originated loans at June 30, 2000 was $419,296,783.

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
                                  ===        ============      =====             =========

________________________
(1) The fair value of the originated loans at December 31, 1999 was $422,643,902.

     Although CMO-IV was accounted for as a financing, as described above, economically, the Subordinated CMBS tranches created in this transaction which CRIIMI MAE owns, currently generate monthly cash flows of approximately $700,000. As of June 30, 2000, interest payments of approximately $13.4 million were withheld with respect to certain tranches of CMO-IV.

     At the time it filed for protection under Chapter 11, the Company had a second mortgage loan conduit program with Citicorp Real Estate, Inc. (the "Citibank Program") and a loan conduit program with Prudential Securities Incorporated and Prudential Securities Credit Corporation (collectively, "Prudential") (the "Prudential Program").

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

7.   INSURED MORTGAGE SECURITIES

     CRIIMI MAE's consolidated portfolio of mortgage securities is comprised of FHA-Insured Certificates and GNMA Mortgage-Backed Securities. Additionally, mortgage securities include Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by GNMA Mortgage-Backed Securities, as discussed below. As of June 30, 2000, approximately 16% of CRIIMI MAE's investment in mortgage securities were FHA-Insured Certificates and 84% were GNMA Mortgage-Backed Securities (including certificates which collateralized Freddie Mac participation certificates). FHA-Insured Certificates and GNMA Mortgage-Backed Securities are collectively referred to herein as "mortgage securities."

CRIIMI MAE owns the following mortgages directly or indirectly through its wholly-owned subsidiaries:

                                                                         As of June 30, 2000
                                                                         -------------------

                                                                                                   Weighted
                                           Number of                                               Average
                                           Mortgage                                           Effective Interest   Weighted  Average
                                          Securities     Fair Value (1)     Amortized Cost          Rate            Remaining Term
                                         -------------  ----------------   ----------------   -----------------    -----------------
CRIIMI MAE                                         1        $  5,232,527       $  5,416,259         8.00%            35  years
CRIIMI MAE Financial Corporation (2)              35         121,450,651        125,378,096         8.39%            29  years
CRIIMI MAE Financial Corporation II (2)           46         196,269,500        204,917,710         7.20%            27  years
CRIIMI MAE Financial Corporation III (2)          22          58,248,457         60,030,161         7.83%            29  years
                                         --------------  ----------------    ---------------    --------------    -----------------
                                                 104        $381,201,135       $395,742,226         7.68% (3)        28  years (3)
                                         ==============  ================    ===============    ==============    =================
                                                                          As of December 31, 1999
                                                                          -----------------------

                                                                                                  Weighted
                                          Number of                                               Average
                                          Mortgage                                           Effective Interest   Weighted  Average
                                         Securities     Fair Value (1)     Amortized Cost          Rate            Remaining Term
                                        -------------  ----------------   ----------------   -----------------    -----------------
CRIIMI MAE                                     1         $  5,268,982         $  5,429,746          8.00%              35 years
CRIIMI MAE Financial Corporation              36          123,757,775          126,621,745          8.40%              29 years
CRIIMI MAE Financial Corporation II           49          204,437,012          212,474,158          7.24%              27 years
CRIIMI MAE Financial Corporation III          23           61,393,470           62,943,459          7.84%              29 years
                                       -------------   --------------       --------------      --------------     ----------------
                                             109         $394,857,239         $407,469,108          7.68% (3)          28 years (3)
                                       =============   ==============       ==============      ==============     ================

________________________
(1) The fair value of the mortgage securities was based on the estimated discounted future cash flows. As of June 30, 2000 and December 31, 1999, all mortgage securities were classified as Available for Sale and carried at fair value on the balance sheet. See fair market value discussion in
     Note 4.

(2) During the six months ended June 30, 2000, there were five prepayments of mortgage loans underlying mortgage securities held by CRIIMI MAE's financing subsidiaries. These prepayments generated net proceeds of approximately $9.8 million and resulted in net financial statement gains of approximately $241,300, which are included in gains on mortgage securities dispositions on the accompanying consolidated statement of income for the six months ended June 30, 2000.

(3) Weighted averages were computed using total face value of the mortgage securities.

     As a result of the CBO-2 transaction (see Note 5), the Company, in accordance with GAAP, no longer classifies its mortgage securities as Held to Maturity. The Company's mortgage securities are now classified as Available for Sale. As a result, the Company now carries its mortgage securities at fair value. The difference between the amortized cost and the fair value of mortgage assets recorded at fair value represents the net unrealized gains or losses on those mortgage securities, which is reported as a separate component of shareholders' equity as of June 30, 2000 and December 31, 1999.


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

     As previously discussed in Note 1, as a result of its trader election in early 2000, CRIIMI MAE recognized a mark-to-market tax loss of approximately $478 million on certain Trading Assets on January 1, 2000 (the "January 2000 Loss"). The January 2000 Loss is expected to be recognized evenly over four years for tax purposes (i.e., approximately $120 million per year) beginning with the year 2000. The Company recognized one-fourth (i.e., approximately $30 million) of this year's portion of the January 2000 Loss during each of the first two quarters of 2000. The Company expects to continue to recognize approximately $30 million of loss related to the January 2000

Loss in each quarter for the fiscal years 2000-2003. (See Note 1 "2000 Taxable Income (Loss)/ Taxable Distribution Requirements" for a more complete discussion).

     A summary of the estimated first half 2000 net operating loss is as follows:

 January 2000 Loss                                              $478 million
 LESS:   Portion recognized in First Quarter 2000                (30) million
 LESS:   Portion recognized in Second Quarter 2000               (30) million
                                                               --------------
 Balance Remaining of January 2000 Loss to be Recognized        $418 million
                                                               ==============

 Taxable Income for the six months ended June 30, 2000 Before
  Recognition of January 2000 Loss                              $ 27 million
 LESS:   January 2000 Loss Recognized in First Quarter 2000      (30) million
 LESS:   January 2000 Loss Recognized in Second Quarter 2000     (30) million
                                                               --------------
 Net Operating Loss for the six months ended June 30, 2000      ($33) million

 Net Operating Loss through June 30, 2000                       ($33) million
 Net Operating Loss Utilization                                  0.0 million
                                                               --------------
 Net Operating Loss Carried Forward for Use in Future Periods   ($33) million

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

9.   OBLIGATIONS UNDER FINANCING FACILITIES

     Default Declarations

     As a result of the Chapter 11 petition filed on October 5, 1998, certain lenders have declared defaults or otherwise taken action against the Company with respect to a number of CRIIMI MAE's financing facilities. See Note 16 for a discussion of material litigation between the Company and various creditors and agreements the Company has reached with certain of these creditors. See Note 1 "Organization - The Plan of Reorganization" for a discussion of the New Debt contemplated by the Company's Plan.

The following table summarizes CRIIMI MAE's debt outstanding as of June 30, 2000 and December 31, 1999:


                                                                    Six months ended June 30, 2000
                                   ------------------------------------------------------------------------------------------------
                                                             Effective                              Average
                                                              Rate at                              Effective
                                      Ending Balance        Quarter End     Average Balance          Rate     Stated Maturity Date
                                   ------------------------------------------------------------------------------------------------
Securitized mortgage obligations:
    Subordinated CMBS (1)              $  279,348,933             8.9%       $279,126,655             8.9%     Nov 2006-Nov 2011

    Freddie Mac Funding Note (2)          195,830,884             7.4%        198,089,838             7.4%             Sept 2031

    Fannie Mae Funding Note (3)            58,022,397             7.5%         60,082,063             7.5%            March 2035

    CMO (4)                               115,170,652             7.5%        115,391,409             7.5%              Jan 2033

    CMO-loan originations (5)             395,261,869             6.6%        397,748,035             6.6%     Oct 2001-May 2008

Variable-rate secured borrowings -
    Subordinated CMBS (a)                 566,429,031             7.7%        658,252,233             7.5%               Various

Bank term loans                             3,050,000             8.0%          3,050,000             7.7%              Dec 1998

Working capital line of credit             40,000,000             8.4%         40,000,000             8.1%              Dec 1998

Bridge loan                                49,749,522             8.9%         49,749,522             8.5%              Feb 1999

Senior unsecured notes                    100,000,000             9.1%        100,000,000             9.1%              Dec 2002
                                 --------------------
      Total                            $1,802,863,288
                                 ====================

(a) Certain debt balances have been reduced to reflect application of net cash flow received during Chapter 11 pursuant to agreements with certain creditors. See also Note 5 for a summary of year to date sales of CMBS subject to the CMBS Sale and the related debt paid off.

                                                                     Year ended December 31, 1999
                                  -------------------------------------------------------------------------------------------------
                                                                                                 Average
                                                             Effective Rate                     Effective
                                      Ending Balance          at Year End   Average Balance        Rate        Stated Maturity Date
                                  --------------------------------------------------------------------------------------------------
Securitized mortgage obligations:
    Subordinated CMBS (1)              $  278,165,968             8.9%       $217,285,484            8.9%       Nov 2006-Nov 2011

    Freddie Mac Funding Note (2)          201,784,575             7.4%        211,889,272            7.4%               Sept 2031

    Fannie Mae Funding Note (3)            60,853,118             7.4%         66,918,215            7.4%              March 2035

    CMO (4)                               116,073,909             7.4%        129,616,228            7.4%                Jan 2033

    CMO-loan originations (5)             399,768,513             6.6%        388,431,011            6.5%       Oct 2001-May 2008

Variable-rate secured borrowings -
    Subordinated CMBS                     732,904,775             7.7%        794,212,980            6.2%                 Various

Bank term loans                             3,050,000             7.8%          3,050,000            7.1%                Dec 1998

Working capital line of credit             40,000,000             8.2%         40,000,000            7.0%                Dec 1998

Bridge loan                                49,749,522             8.7%         49,749,522            7.5%                Feb 1999

Senior unsecured notes                    100,000,000             9.1%        100,000,000            9.1%                Dec 2002
                                  -------------------
     Total                             $1,982,350,380
                                  ===================

(1) As of June 30, 2000 and December 31, 1999, the face amount of the debt was $328,446,000 and $328,446,000 with unamortized discount of $49,097,067 and
     $50,280,032, respectively. During the six months ended June 30, 2000 and 1999, discount amortization of $1,182,695 and $715,283, respectively, was recorded as interest expense.

(2) As of June 30, 2000 and December 31, 1999, the face amount of the note was $201,994,118 and $209,506,965, respectively, with unamortized discount of $6,163,234 and $7,722,390, respectively. During the six months ended June 30, 2000 and 1999, discount amortization of $1,559,156 and $205,672, respectively, was recorded as interest expense.

(3) As of June 30, 2000 and December 31, 1999, the face amount of the note was $59,420,879 and $62,359,630, respectively, with unamortized discount of $1,398,482 and $1,506,512, respectively. During the six months ended June 30, 2000 and 1999, discount amortization of $108,030 and $153,185, respectively, was recorded as interest expense.

(4) As of June 30, 2000 and December 31, 1999, the face amount of the note was $118,302,509 and $119,563,094, respectively, with unamortized discount of $3,131,856 and $3,489,185, respectively. During the six months ended June 30, 2000 and 1999, discount amortization of $357,329 and $367,567, respectively, was recorded as interest expense.

(5) As of June 30, 2000 and December 31, 1999, the face amount of the debt was $405,933,679 and $411,110,641 with unamortized discount of $10,671,810 and
     $11,342,128, respectively. During the six months ended June 30, 2000 and 1999, discount amortization of $670,319 and $727,018, respectively, was recorded as interest expense.

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

     In the second quarter of 2000, the Company increased the estimate of future prepayment speeds used to recognize interest expense related to these obligations. This increase in the estimate of future prepayment speeds is a result of these obligations paying down faster than originally projected. This resulted in an additional $1.5 million of discount amortization in the second quarter of 2000 which is reflected in interest expense.

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

     The securities were issued at a discount of approximately $6.6 million. Such discount, as well as approximately $6.7 million of deferred costs and securitization transaction costs, are amortized on a level yield basis over the expected life of the related security. The securities not sold to third parties were partially financed with secured borrowings. The related lending agreements are secured by certain of the CMO-IV securities with an aggregate fair value of approximately $43.3 million and $42.8 million as of June 30, 2000 and December 31, 1999, respectively.

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

See Note 6 regarding the extinguishment of this debt in connection with the Company's Plan.

Variable Rate Secured Borrowings-CMBS

     As previously discussed, when CRIIMI MAE purchased Subordinated CMBS, it initially financed (generally through short-term, variable-rate secured
borrowings) a portion of the purchase price of the Subordinated CMBS.   These
secured borrowings were either provided by the issuer of the CMBS pool or through master secured borrowing agreements, as discussed below. As of June 30, 2000, the secured borrowings on Subordinated CMBS have interest rates that are generally based on the one-month London Interbank Offered Rate (LIBOR), plus a spread ranging from 0.5% to 1.5%. Due to the Chapter 11 filing and the automatic stay provisions granted under the Bankruptcy Code, the actual maturity date is undeterminable for facilities that have expired or will expire in 2000 per the stated maturities.

     As discussed in Note 5, during the six months ended June 30, 2000, the Company paid down variable rate debt aggregating $150.5 million as a result of the sale of certain CMBS subject to the CMBS Sale. Upon the disposition of the remaining CMBS subject to the CMBS Sale and the Company's interest in CMO-IV, of which there can be no assurance, it is expected that the variable rate debt secured by such sold assets will be paid down. During 1999, the Company repaid variable rate secured debt approximating $141.2 million in connection with the sale of the CBO-2 BBB bonds and $39.6 million in connection with the sale of the BBB bonds issued in CMO-IV.

     The secured borrowing agreements are secured by certain rated CMBS security tranches with an aggregate fair value of approximately $635 million as of June 30, 2000 and $784 million as of December 31, 1999. CRIIMI MAE's short-term variable-rate financing facilities require that the value of the collateral securing the facilities meet a minimum loan-to-value ratio. If the value of the collateral is perceived such that the maximum loan-to-value ratio is exceeded, then the lender may require the Company to post cash or additional collateral with sufficient value to cure the perceived value deficiency. At August 1, 2000, CRIIMI MAE had secured borrowing agreements with respect to its CMBS securities with German American Capital Corporation, Merrill Lynch, and Citicorp Securities, Inc. ("Citicorp"). These secured borrowing agreements qualify as financings under FAS 125 because CRIIMI MAE is required to purchase the same securities collateralizing the borrowing before their maturity.

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

     Under the terms of the Indenture, the Company cannot incur additional indebtedness (except for Permitted Debt, which includes secured borrowings, working capital lines of credit, borrowings under facilities in place as of November 21, 1997), unless at the time of such incurrence either (a) the ratio of Adjusted Earnings Available for Fixed Charges to Adjusted Fixed Charges giving proforma effect for the new borrowings is greater than 1.75 to 1.0 or (b) the Adjusted Debt to Capital Ratio on a proforma basis after giving effect to the incurrence of the new debt is less than 2.0 to 1.0.

Bank Term Loans

     In connection with the Merger, CM Management assumed certain debt of certain mortgage businesses affiliated with C.R.I., Inc. in the principal amount of $9.1 million (the "Bank Term Loan"). The Bank Term Loan is secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and is guaranteed by CRIIMI MAE. The loan requires quarterly principal payments of $650,000 and matured on December 31, 1998. The amount outstanding as of June 30, 2000 and December 31, 1999 was $1.3 million. Interest on the loan is based on LIBOR, plus a spread of 1.25%.

     In addition, a wholly owned subsidiary has a loan secured by certain Real Estate Owned Property and guaranteed by CRIIMI MAE. The loan requires monthly interest payments and a balloon principal payment at maturity. The loan was made January 22, 1998 and matured on August 1, 1999. The Company received a default notice on August 3, 1999 from Citicorp. The amount outstanding as of June 30, 2000 and December 31, 1999 was $1.75 million. Interest on the loan is based on LIBOR plus a spread of 1.5%. The property was sold to a third party in July, 2000 and a portion of the proceeds from the sale were used to pay off the outstanding loan balance, and other related costs.


Working Capital Line of Credit

     In 1996, CRIIMI MAE entered into an unsecured working capital line of credit provided by two lenders which provided for up to $40 million in borrowings. The credit facility matured on December 31, 1998. Outstanding borrowings under this line of credit are based on interest at one-month LIBOR plus a spread of 1.75%. As of June 30, 2000 and December 31, 1999, $40 million in borrowings were outstanding under this facility.

Bridge Loan

     In August 1998, CRIIMI MAE entered into a bridge loan for $50 million provided by a lender. The total unpaid principal balance and accrued interest was due in February 1999. Outstanding borrowings under this facility are based on interest at one-month LIBOR plus a spread of 2.25%. As of June 30, 2000 and December 31, 1999, approximately $50 million in borrowings was outstanding under this loan.

Other Debt Related Information

     Changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 63% of CRIIMI MAE's consolidated debt as of June 30, 2000. Fluctuations in interest rates will continue to impact the value of that portion of CRIIMI MAE's mortgage assets which are not match-funded and could impact the net interest margin through increased cost of funds on the variable-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining variable-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any variable-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. Furthermore, CRIIMI MAE has interest rate risk to the extent that the LIBOR interest rate increases between the current rate and the cap rate. However, CRIIMI MAE's investment policy contemplates that at least 75% of variable-rate debt be hedged. As of June 30, 2000 and December 31, 1999, 100% and 94%, respectively, of CRIIMI MAE's variable-rate debt was hedged.

     For the six months ended June 30, 2000, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts and deferred financing fees of approximately $5.7 million, was approximately 8%. As of June 30, 2000, CRIIMI MAE's debt-to-equity ratio was approximately 7.2 to 1 and CRIIMI MAE's non-match-funded debt-to-equity ratio was approximately 3.0 to 1. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0, among other requirements.

10.  INTEREST RATE PROTECTION AGREEMENTS

     CRIIMI MAE has entered into interest rate protection agreements to partially limit the adverse effects of rising interest rates on its variable-rate borrowings. Interest rate caps ("caps"), as shown below, provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. If the cap qualifies for hedge accounting treatment, the related cost, as well as gains or losses on terminated positions, have been deferred and recognized into income over the life of the related debt. However, with the sale of certain securities contemplated to be sold by the Plan, certain of the Company's interest rate caps will no longer qualify for hedge accounting. These caps will be marked-to-market with the adjustment recorded through earnings.
At June 30, 2000, CRIIMI MAE held caps with a notional amount of $675 million of which $659 million was used to hedge the Company's variable rate debt and the remaining $16 million notional amount was carried at fair value with changes in fair value reported in earnings as it no longer qualified for hedge accounting.



Notional
Amount                        Effective Date          Maturity Date (2)      Cap (2)      Index (3)
-------------                 ------------------      ------------------     -------      -----------
$ 100,000,000                 September 22, 1997      September 22, 2000     6.6563%      1M LIBOR
  100,000,000                 December 7, 1997        November 7, 2000       6.6563%      1M LIBOR
   50,000,000                 December 23, 1997       December 23, 2000      6.9688%      1M LIBOR
  100,000,000                 March 11, 1998          March 12, 2001         6.6875%      1M LIBOR
  100,000,000                 April 30, 1998          March 30, 2001         6.6875%      1M LIBOR
  100,000,000                 June 4, 1998            June 4, 2001           6.6563%      1M LIBOR
  100,000,000                 June 26, 1998           June 26, 2001          6.6563%      1M LIBOR
   25,000,000                 September 6, 1998       August 6, 2001         6.6523%      1M LIBOR
-------------
$ 675,000,000 (1)
=============

_________________
(1) CRIIMI MAE's designated interest rate protection agreements hedge CRIIMI MAE's variable-rate borrowing costs.
(2) The weighted average strike price is approximately 6.7% and the weighted average remaining term for these interest rate cap agreements is approximately one year.
(3)  The one month LIBOR rate was 6.6419% at June 30, 2000.

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

11. COMMON STOCK

CRIIMI MAE had 62,353,170 and 59,954,604 common shares issued and outstanding as of June 30, 2000 and December 31, 1999, respectively. See also Note 1 "Organization - The Plan of Reorganization" and "The Company's 1999 Taxable Income".

Stock Purchase Plan

    In December 1997, CRIIMI MAE registered with the Securities and Exchange Commission up to 3 million shares of CRIIMI MAE common stock ("Common Shares") in connection with a Dividend Reinvestment and Stock Purchase Plan (the "DRIP Plan"). Subsequently, in May 1998, the shareholders approved the issuance of up to 4.7 million common shares in connection with the DRIP Plan. Subject to the suspension referenced below, the DRIP Plan allows investors the opportunity to purchase additional CRIIMI MAE Common Shares through the reinvestment of CRIIMI MAE's dividends, optional cash payments and initial cash investments.

    In October 1998, due to the filing under Chapter 11, the Company suspended the initial cash investment and optional cash payment portion of the DRIP Plan until further notice.

Dividends

    During the pendency of the Chapter 11 proceedings, the Company is prohibited from paying cash dividends without first obtaining Bankruptcy Court approval (and subject to there being funds legally available for any such dividend under state corporate law). (See Note 1-Effect of Chapter 11 Filing on REIT Status and other Tax Matters).

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

12. PREFERRED STOCK

    CRIIMI MAE's charter authorizes the issuance of up to 25,000,000 shares of preferred stock, of which 3,000,000 shares have been designated as Series B Cumulative Convertible Preferred Stock, 300,000 shares have been designated as Series C Cumulative Convertible Preferred Stock, 300,000 shares have been designated as Series D Cumulative Convertible Preferred Stock, 203,000 shares have been designated as Series E Cumulative Convertible Preferred Stock, and 1,610,000 shares have been designated as Series F Redeemable Cumulative Dividend Preferred Stock as of June 30, 2000. See also Note 1 "Organization - The Plan of Reorganization" and "The Company's 1999 Taxable Income".

Series B Cumulative Convertible Preferred Stock

    In August 1996, CRIIMI MAE completed a public offering of 2,415,000 shares of Series B Cumulative Convertible Preferred Stock, with a par value of $0.01 per share (the "Series B Preferred Stock"), at an aggregate offering price of $60,375,000. The Series B Preferred Stock pays a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $0.30, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 2.2844 times one plus a conversion premium of 3%, subject to adjustment upon the occurrence of certain events. If the Series B Preferred Stock votes to accept the Plan, the relative rights and preferences of the Series B Preferred Stock would be amended to permit the payment of dividends in cash or common stock (or a combination thereof) at the Company's election. The Series B Preferred Stock is
(i) convertible at the option of the holders and (ii) subject to redemption at CRIIMI MAE's sole discretion after the tenth anniversary of issuance. Each share of Series B Preferred Stock is convertible into 2.2844 shares of common stock, subject to adjustment upon the occurrence of certain events. Due to certain adjustment provisions in the Series B Preferred Stock Articles Supplementary, the payment of the Series F Redeemable Cumulative Dividend Preferred Stock dividend resulted in an adjustment to the conversion price such that one share of Series B Preferred Stock is now convertible into 2.6379 shares of common stock. The liquidation preference and the redemption price on the Series B Preferred Stock equals $25 per share, together with accrued and unpaid dividends. There were 1,593,982 shares of Series B Preferred Stock outstanding as of June 30, 2000. Dividends accrued on the Series B Preferred Stock totaled $7,587,355 as of June 30, 2000 (of which, $2,167,816 was accrued for the first six months of 2000, $4,335,631 was accrued during 1999 and $1,083,908 was accrued for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing).

Series C Cumulative Convertible Preferred Stock

    In March 1997, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company had the right to sell, and such investor was obligated to purchase, up to 300,000 shares of Series C Cumulative Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), through June 1998 at a price of $100 per share. The Series C Preferred Stock paid a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such quarterly dividend payment. The Series C Preferred Stock was convertible into shares of common stock at the option of the holder and was subject to redemption by CRIIMI MAE. The outstanding shares of Series C Preferred Stock were subject to mandatory conversion into common shares on February 23, 2000. Each share of Series C Preferred Stock was convertible into common shares based on a formula, the numerator of which was $100 and the denominator of which was a closing trade price of the common stock within the conversion period or the average of the closing trade prices of the common stock over the applicable twenty-one (or such fewer number as was mutually acceptable) day period immediately preceding the date of delivery. The liquidation preference and redemption price on the Series C Preferred Stock were $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon. On September 23, 1997, 150,000 shares were issued under this agreement, resulting in net proceeds of approximately $15 million.
On February 23, 1998, another 150,000 shares of Series C Preferred Stock were issued under this agreement, resulting in net proceeds of approximately $15 million. These proceeds were used to fund purchases of Subordinated CMBS. During 1999, 20,000 shares of Series C Preferred Stock were converted into 653,061 common shares, resulting in 103,000 shares of Series C Preferred Stock outstanding at December 31, 1999. Dividends accrued on the Series C Preferred Stock as of June 30, 2000 totaled $1,094,993 (of which $138,682 was accrued for the first half of 2000, $697,172 for 1999 and $259,139 for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing). As of February 22, 2000, all of the outstanding shares of Series C Preferred Stock were exchanged for Series E Preferred Stock. See below for further discussion.

Series D Cumulative Convertible Preferred Stock

    In July 1998, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company had the right to sell, and such investor was obligated to purchase, up to 300,000 shares of Series D Cumulative Convertible Preferred Stock par value $.01 per share (the "Series D Preferred Stock") at price of $100 per share. The Series D Preferred Stock paid a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such quarterly dividend payment. The Series D Preferred Stock was convertible into shares of common stock at the option of the holder and was subject to redemption by CRIIMI MAE. The outstanding Series D Preferred Stock was subject to mandatory conversion into common shares on July 31, 2000. Each share of Series D Preferred Stock was convertible into common shares based on a formula, the numerator of which is $100 and the denominator of which was a closing trade price of the common stock within the conversion period or the average of the closing trade prices of the common stock over the applicable twenty-one (or such fewer number as was mutually acceptable) day period immediately preceding the date of delivery. The liquidation preference and redemption price on the Series D Preferred Stock were $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon. On July 31, 1998, 100,000 shares of Series D Preferred Stock were issued under this agreement, resulting in net proceeds of approximately $10 million. There were no Series D Preferred Stock converted into common shares during 1999, resulting in 100,000 shares outstanding at December 31, 1999. Dividends accrued on the Series D Preferred Stock totaled $1,181,409 as of June 30, 2000 (of which, $380,656 was accrued for the first half of 2000, $645,822 was accrued for 1999 and $154,931 was accrued for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing). As of July 26, 2000, all of the outstanding shares of Series D Preferred Stock were exchanged for Series E Preferred Stock. See below for further discussion.

Series E Cumulative Convertible Preferred Stock

    On February 22, 2000, CRIIMI MAE and the holder of its Series C Preferred Stock entered into a Preferred Stock Exchange Agreement (the "Series C Exchange Agreement") pursuant to which 103,000 shares of Series C Preferred Stock were exchanged (the "Series C Exchange") for 103,000 shares of a new series of preferred stock designated as "Series E Cumulative Convertible Preferred Stock", par value $0.01 per share (the "Series E Preferred Stock"). On July 26, 2000, CRIIMI MAE and the holder of its Series D Preferred Stock entered into a Preferred Stock Exchange agreement (the "Series D Exchange Agreement") pursuant to which 100,000 shares of Series D Preferred Stock were exchanged (the "Series D Exchange" and together with the Series C Exchange, the "Exchanges") for 100,000 shares of Series E Preferred Stock. The principal purpose of the Exchanges was to effect an extension of the mandatory conversion dates, upon which the Series C Preferred Stock and Series D Preferred Stock would have converted into common stock. Pursuant to the Series C Exchange Agreement and Series D Exchange Agreement, the Company has amended its Plan to provide for a new mandatory conversion date and certain additional terms and conditions with respect to the Series E Preferred Stock. The additional terms principally address dividend and additional conversion matters.

    Until the Company's Plan is effective, the principal terms of the Series E Preferred Stock are as set forth below. The Series E Preferred Stock pays a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding commencement of the calendar quarter which includes such quarterly dividend payment. Quarterly dividends payable with respect to calendar quarters and any partial quarter will be payable in common stock. Dividends accrued on Series E Preferred Stock totaled $258,029 as of June 30, 2000, (representing dividends from February 23, 2000 through June 30, 2000). The Series E Preferred Stock is not convertible into shares of common stock at the option of the holder unless the effective date of the Plan does not occur on or before December 31, 2000. In such event, 10,000 shares of Series E Preferred Stock shall become convertible at the option of the holder into common stock in January 2001 and in each month thereafter until the effective date of the Plan. If the Series E Preferred Stock becomes convertible into common stock, then each share of Series E Preferred Stock shall be convertible into common stock based on a formula, the numerator of which will be $100 and the denominator of which will be a closing trade price of the common stock within the conversion pricing period that is mutually acceptable or the average of the closing trade prices of the common stock over the applicable twenty-one (or such fewer number as is mutually acceptable) day period immediately preceding the date of delivery. The Series E Preferred Stock is subject to redemption by CRIIMI MAE. The liquidation preference and the redemption price on the Series E Preferred Stock are $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon.

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

          The Series F Preferred Stock provides for cash dividends at an annual fixed rate of 12%. The first dividend will be paid no earlier than the end of the calendar quarter in which a plan of reorganization for the Company becomes effective, and no more than quarterly thereafter. If the Series F Preferred Stock votes to accept the Plan, then the relative rights and preferences of the Series F Preferred Stock would be amended to permit the payment of dividends in cash or common stock (or a combination thereof) at the Company's election. It is possible that accrued and unpaid dividends may be paid in common stock on or after the effective date of the Plan. The Series F Preferred Stock is redeemable at the Company's option after November 5, 2000 at a price of $10.00 per share plus accrued and unpaid dividends. The liquidation value of Series F Preferred Stock is $10.00 per share plus accrued and unpaid dividends.

          During the first conversion period, 756,453 shares of Series F Preferred Stock were converted, resulting in the issuance of 6,401,443 shares of common stock. During the second and final conversion period (January 21 through February 3, 2000) for the Series F Preferred Stock, 263,788 additional shares were converted, resulting in the issuance of 2,396,566 shares of common stock. There were 586,354 shares of Series F outstanding at June 30, 2000. Dividends accrued on Series F Preferred Stock totaled $517,248 as of June 30, 2000 (of which $355,721 was accrued for the first six months of 2000 and $161,527 for
1999).

13. EARNINGS PER SHARE

    The following table reconciles basic and diluted earnings per share under FAS 128 for the three and six months ended June 30, 2000 and 1999.


                For the three months ended June 30, 2000       For the three months ended June 30, 1999
                -----------------------------------------      ------------------------------------------
                                                   Income                                         Income (loss)
                                                  Per Share                                       Per Share
                  Income       Shares              Amount        Income          Shares             Amount
                  ------       ------              ------        ------          ------             ------
Basic EPS
---------
Net income
(loss)
Available to
Common
Shareholders     $3,742,484   62,353,170            $0.06      $(2,033,199)    53,553,161          $(0.04)

Effect of
Dilutive
Securities (1)
----------

Net effect of
assumed
exercise of
stock options            --                                             --             --
                                  81,439


Convertible
Preferred
Stock            $  399,246   13,929,870                       $        --             --
                 ----------   ----------                       -----------     ----------

Diluted EPS
-----------
Income (loss)
available to
Common
Shareholders
and assumed
conversions      $4,141,731   76,364,479            $0.05      $(2,033,199)    53,553,161          $(0.04)
                 ==========   ==========            =====      ===========     ==========          ======

                 For the six months ended June 30, 2000      For the six months ended June 30, 1999
                ---------------------------------------      --------------------------------------
                                                   Income                                       Income
                                                 Per Share                                     Per Share
                  Income       Shares              Amount       Income        Shares            Amount
                  ------       ------              ------       ------        ------            ------
Basic EPS
---------
Net Income
Available to
Common
Shareholders
                 $7,778,095  61,934,051             $0.13     $11,383,750   53,553,161         $ 0.21

Effect of
Dilutive
Securities (1)
--------------

Net effect of
assumed
exercise of
stock options            --      35,813                                --           --


Convertible
Preferred
Stock (1)        $  777,368  15,603,382                       $   614,680    7,606,685
                 ----------  ----------                       -----------   ----------

Diluted EPS
-----------
Income
available to
Common
Shareholders
and assumed
conversions      $8,555,463  77,577,654             $0.11     $11,998,430   60,889,109         $0.20
                 ==========  ==========             =====     ===========   ==========         =====

___________________________
(1) As of June 30, 2000 and 1999, respectively, the following shares of preferred stock were outstanding: 1,593,982 shares of Series B Preferred Stock, -0- and 103,000 shares of Series C Preferred Stock, 100,000 shares of Series D Preferred Stock, 103,000 and -0- shares of Series E Preferred Stock, and 586,354 and -0- shares of Series F Preferred Stock. The common stock equivalents for the Series B Preferred Stock and the Series F Preferred Stock are not included in the calculation of diluted EPS because the effect would be anti-dilutive.


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

     In addition, to ensure the Company's continued retention of its executives and other employees and to provide meaningful incentives for these employees to work toward the Company's financial recovery and reorganization, the Company's management and Board of Directors developed a comprehensive and integrated program to retain its executives and other employees throughout the reorganization. On December 18, 1998, the Company obtained Bankruptcy Court approval to adopt and implement an employee retention program (the "Employee Retention Plan") with respect to all employees of the Company other than certain key executives. On February 28, 1999, the Company received Bankruptcy Court approval authorizing it to extend the Employee Retention Plan to the key executives initially excluded, including modifying existing employment agreements and entering into new employment agreements with such key executives. The Employee Retention Plan permitted the Company to approve ordinary course employee salary increases beginning in March 1999, subject to certain limitations, and to grant options to its employees after the Petition Date, up to certain limits. The Employee

Retention Plan also provides for retention payments aggregating up to approximately $3.5 million, including payments to certain executives. Retention payments are payable semiannually over a two-year period. The first retention payment of approximately $909,000 vested on April 5, 1999, and was paid on April 15, 1999. The second retention payment of approximately $865,000 vested on October 5, 1999 and was paid on October 15, 1999. The third retention payment of approximately $653,000 vested on April 5, 2000, and was paid on April 14, 2000. The fourth retention payment will vest on October 5, 2000 and is expected to be paid on October 16, 2000. Any unpaid portion of the retention payments will become due and payable (i) upon the effective date of a plan of reorganization of the Company and, with respect to certain key executives, court approval or
(ii) upon termination without cause. William B. Dockser, Chairman of the Board of Directors, and H. William Willoughby, President, are not currently entitled to receive any retention payments. Subject to the terms of their respective employment agreements, certain key executives will be entitled to severance benefits if they resign or their employment is terminated following a change of control. The other employees will be entitled to severance benefits if they are terminated without cause subsequent to a change of control of the Company and CMM. In addition, options granted by the Company after October 5, 1998 will, subject to Bankruptcy Court approval, become exercisable upon a change of control.


15.  TRANSACTIONS WITH RELATED PARTIES

     Below is a summary of the related party transactions which occurred during the three and six months ended June 30, 2000 and 1999. These items are described further in the text which follows:


                                                      For the three months ended June 30,    For the six months ended June 30,
                                                              2000             1999           2000               1999
                                                              ----             ----           ----               ----
Amounts received or accrued from related parties:
-------------------------------------------------

CRIIMI Inc.
-----------
  Income(1)                                               $189,076          $  205,255        $375,484       $  482,292
  Return of Capital(2)                                     184,372           1,656,155         445,644        3,165,773
                                                          --------          ----------        --------       ----------

    Total                                                 $373,448          $1,861,410        $821,128       $3,648,065
                                                          ========          ==========        ========       ==========

CRI/AIM Investment Limited Partnership (1)                $ 84,119          $  103,858        $178,232       $  235,669
                                                          ========          ==========        ========       ==========


Expense reimbursements to CRIIMI Management:
--------------------------------------------

  AIM Funds and CRI Liquidating (3)(4)                    $ 52,209          $   91,278        $ 99,633       $  122,346
  CMSLP (2)(3)                                                   0             249,821          39,602          543,280
                                                          --------          ----------        --------       ----------
    Total                                                 $ 52,209          $  341,099        $139,235       $  665,626
                                                          ========          ==========        ========       ==========

Payments to CRI:
----------------
  Expense reimbursement - CRIIMI MAE(3)(5)                $ 39,562          $   48,600        $ 72,744       $   97,376
                                                          ========          ==========        ========       ==========


Payments to Capital Hotel Group(5)
----------------------------------
Management Fee (6)                                        $ 21,914          $   17,096        $ 34,698       $   28,899
                                                          ========          ==========        ========       ==========

______________________________________

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

     The Debtors' initial exclusivity period to file a plan of reorganization ended on February 2, 1999. The Bankruptcy Court extended this period through August 2, 1999 and again through September 10, 1999. The Debtors sought a third extension of exclusivity through November 10, 1999 and on September 20, 1999, the Bankruptcy Court entered an order (i) extending the Debtors' right to file a plan of reorganization through October 16, 1999, (ii) providing the Unsecured Creditors' Committee and the CMI Equity Committee the right to jointly file a plan of reorganization through October 16, 1999 and
(iii) providing that any party in interest may file a plan of reorganization after October 16, 1999. The Debtors filed (i) a Joint Plan of Reorganization on September 22, 1999, (ii) an Amended Joint Plan of Reorganization and proposed Joint Disclosure Statement on December 23, 1999, (iii) a Second Amended Joint Plan of Reorganization and proposed Amended Joint Disclosure Statement on March 31, 2000, and (iv) a Third Amended Joint Plan of Reorganization and proposed Second Amended Joint Disclosure Statement with respect thereto on April 25, 2000, which plan and disclosure statement were amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000. The Debtors' Third Amended Joint Plan of Reorganization is fully supported by the CMI Equity Committee, which is a co-proponent of the Plan. Subject to the completion of mutually acceptable Unsecured Creditor Debt Documentation, the Unsecured Creditors' Committee has agreed to support confirmation of the Debtors' Plan.

     On December 20, 1999, the Unsecured Creditors' Committee filed its own plan of reorganization and proposed disclosure statement with the Bankruptcy Court. On January 11, 2000 and on February 11, 2000, the Unsecured Creditors' Committee filed its first and second amended plans of reorganization, respectively, with the Bankruptcy Court and its amended proposed disclosure statements with respect thereto. However, as a result of the successful negotiations, the Unsecured Creditors' Committee is now supporting confirmation of the Debtors' Plan and has asked the Bankruptcy Court to defer consideration of its plan pending approval of the Debtors' Plan and the completion of mutually acceptable Unsecured Creditor Debt Documentation. Accordingly, the Debtors, the CMI Equity Committee and the Unsecured Creditors' Committee are together presenting the Debtors' Plan for approval by all holders of claims and interests in impaired classes.

     The Bankruptcy Court held a hearing on April 25, 2000 on the Proposed Disclosure Statement. During that hearing, the bankruptcy judge requested the filing of additional legal briefs by May 9, 2000 on two issues raised at the hearing. The issues raised related to an objection to the Proposed Disclosure Statement filed by Salomon Smith Barney Inc./Citicorp Securities, Inc. and Citicorp Real Estate, Inc. (together "Citigroup"). On July 12, 2000, the Bankruptcy Court entered an order overruling the objections raised by Citigroup as set forth in the Memorandum Opinion and Order filed and entered on that date by the Bankruptcy Court. The Citigroup objections were the only objections to the Proposed Disclosure Statement pending before the Bankruptcy Court. On July 21, 2000, CRIIMI MAE and Citigroup reached a settlement regarding the treatment of Citigroup's claims under the Plan. This accord resolved Citigroup's objections to the Proposed Disclosure Statement and contemplates the dismissal of all outstanding litigation between the parties. The Bankruptcy Court has scheduled a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and equity security holders in connection with the Plan.

     Once the Proposed Disclosure Statement has been approved by the Bankruptcy Court, the Plan will be sent together with the approved Disclosure Statement to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. Following voting on the Plan by impaired classes of creditors and equity security holders, the Bankruptcy Court, after notice and a hearing, will consider whether to confirm the Plan before it. To confirm a plan, the Bankruptcy Court is required to find among other things: (i) with respect to each class of impaired creditors and equity security holders, that each holder of a claim or interest of such class either (a) will, pursuant to the plan, receive or retain property of a value as of the effective date of the plan, that is at least as much as such holder would have received in a liquidation on such date of the Debtors or (b) has accepted the plan, (ii) with respect to each class of claims or equity security holders, that such class has accepted the plan or is not impaired under the plan, and (iii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the Debtors or any successor unless such liquidation or reorganization is proposed in the plan.

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

     On September 7, 1999, the Company filed a Motion to Approve Stipulation and Consent Order Providing for Adequate Protection. On or about September 27, 1999, the Unsecured Creditors' Committee and the CMI Equity Committee filed a joint objection to the Motion. On December 3, 1999, the Bankruptcy Court entered the Stipulation and Consent Order Providing For Adequate Protection (the "Adequate Protection Order"), certain provisions of which were effective retroactively. Pursuant to the Adequate Protection Order, a segregated interest bearing debtor-in-possession account was created (the "Cash Collateral Account") into which the Company's Distribution Share was deposited during the months of August through December 1999. An additional fifty percent (50%) of the Company's Distribution Share has been deposited into such account since January and absent a further ruling by the Bankruptcy Court, or the occurrence of certain market events detailed in the Adequate Protection Order, will continue to be deposited into such account through the effective date of the Plan. The Adequate Protection Order provides Merrill Lynch with a first priority lien on the Cash Collateral Account.

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

     A settlement was reached on July 21, 2000, among the Company and Citigroup. The terms of the settlement agreement with Citigroup are incorporated into the Company's Plan and provide for the satisfaction of all Citigroup claims (including dismissal of all litigation) through the payment of: (a) principal and interest due in connection with certain financings provided by Salomon
Smith Barney, Inc./Citicorp Securities, Inc. relating to the bonds designated CMCMBS 1998-1 (CMO-IV) (Classes F through J and IO), MCFI 1998-MC1 (Classes H through M) and MCFI 1998-MC2 (Classes F through K); (b) outstanding principal, interest and expenses due in connection with a loan provided by Citicorp Real Estate, Inc. to a Company subsidiary; and (c) $4,000,000 in cash for all remaining claims of Citigroup, which has been accrued on the balance sheet as of June 30, 2000. The payment to Citigroup will come from the proceeds of the sale or refinance of the referenced bonds. Citigroup has agreed to cooperate in connection with the sale of these bonds. There can be no assurance that all or any portion of these bonds will be sold or refinanced on or before the effective date of the Plan.

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

     On February 22, 2000, the Company filed a motion with the Bankruptcy Court for approval of the Second Stipulation. CRIIMI MAE, First Union and Lehman also reached an agreement that called for the sale of seven classes of Subordinated CMBS from First Union Lehman Brothers Series 98 C-2 the ("First Union Lehman Bonds"). The agreement was filed with the Bankruptcy Court on March 21, 2000 for approval. On March 28, 2000, the Bankruptcy Court approved the Second Stipulation. On April 24, 2000, the First Union Lehman Bonds were sold. The transaction generated proceeds of $140 million, of which approximately $113 million was used to pay the related debt owed to Lehman and First Union. The approximate $27 million of remaining proceeds will be used primarily to help fund the Plan.

     First Union has asserted a first priority security interest in certain bonds that are or were in its possession, and the distributions made on those bonds since the Petition Date, pursuant to an agreement dated as of October 10, 1997 by and between the Company and First Union. The Company disputes First Union's claim to a security interest in those bonds and the distributions made thereon. The bonds in issue are (i) the Morgan Stanley Capital, Series 1998-WF2 Class N bond, (ii) the Chase Commercial Mortgage, Series 1998-1 Class J bond (the "Chase J Bond"), and (iii) the Nomura Asset Securitization Corp., Series 1998-B7 Class N bond. The Morgan Stanley Capital Bond has been sold, and certain proceeds from the sale thereof are being held in a segregated account in the name of First Union pending further order of the Bankruptcy Court and resolution of the claim of First Union thereto. On August 7, 2000, the Company sold certain CMBS to GACC for approximately $43.8 million. The Chase J Bond composed part of the CMBS sold to GACC. The proceeds received from the sale related to the Chase J Bond were deposited in a segregated account in the name of First Union pending resolution of First Union's claim of a security interest in the bonds. See "Bankruptcy Litigation-Arrangements with other Creditors" for further discussion on the sale of certain CMBS to GACC. If the issues between the Company and First Union are not otherwise resolved, an adversary proceeding will likely be commenced to resolve the dispute between the Company and First Union with respect to the foregoing bonds and/or the distributions made on those bonds. If First Union's claim with respect to those bonds and/or the distributions made on those bonds is determined to be an Allowed Secured Claim, such Claim will be treated as part of Class A2 under the Plan. If First Union's Claim is determined to be an unsecured claim, it will be included in the Claims subject to Class A10 under the Plan.

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

     The Company and Morgan Stanley reached an agreement to sell the Wells Fargo Bonds (the "Morgan Stanley Agreement"). On February 29, 2000, the Wells Fargo Bonds were sold. Of the approximately $45.9 million in net sales proceeds, $37.5 million was used to pay off all outstanding borrowings owed to Morgan Stanley and the remaining proceeds of approximately $8.4 million will be used primarily to help fund the Plan. Pursuant to the terms of the Morgan Stanley Agreement, the Company and Morgan Stanley mutually released any claims that they may have against each other and filed a stipulation of dismissal with prejudice of the October 20, 1998 adversary proceeding.

Arrangements with Other Creditors

     In addition to the foregoing, the Company has had discussions with other secured creditors against whom the Company was not engaged in litigation. One such creditor is GACC. On February 3, 1999, the Bankruptcy

Court approved an Amended Consent Order between the Company and GACC that provides for the following: (i) acknowledgement that GACC has a valid perfected security interest in its collateral; (ii) authority for GACC to hedge its loan, subject to a hedge cost cap; and (iii) as adequate protection, the sharing of cash collateral on a 50/50 basis, after payment of interest expense, with the percentage received by GACC to be applied to reduce principal and pay certain hedge costs, if any. In addition, the Company is prohibited from using GACC's cash collateral for certain purposes, including loan originations and Subordinated CMBS acquisitions. The Amended Consent Order expired April 28, 1999. The Company and GACC agreed to extend the Amended Consent Order until August 2, 1999 and a stipulation to that effect was signed by the Company and GACC and approved by the Bankruptcy Court on May 11, 1999. The Company and GACC had negotiated a further extension of the stipulation through September 10, 1999, which has now expired. On June 16, 2000, the Company and GACC signed a stipulation and agreed order selling certain CMBS to GACC free and clear of liens, claims and encumbrances (the "GACC Sale Stipulation"), and for the sharing of cash collateral through the sale date. On July 7, 2000, the Bankruptcy Court approved the GACC Sale Stipulation and subsequently amended its order and on August 3, 2000 authorized the Company to sell its interest in the Chase J Bond and the Chase Commercial Mortgage Securities Corp. Series 1998-1, Classes F, G, H and I bonds, (the "Chase Bond Portfolio") to GACC for an aggregate sale price of approximately $43.8 million. On August 7, 2000, the Company sold the Chase Bond Portfolio at the stated aggregate sales price and the related variable rate secured debt of $36.6 million was paid off. Remaining net proceeds of approximately $7.2 million will be used primarily to help fund the Company's Plan. CRIIMI MAE also received approximately $3.8 million from GACC representing its portion of cash collateral through the sale date.

Shareholder Litigation

     Between October 7, 1998 and November 30, 1998, certain plaintiffs filed 20 separate class action civil lawsuits (the "Complaints") in the United States District Court for the District of Maryland (the "District Court" or the "Court") against certain officers and directors of the Company. On March 9, 1999, the District Court ordered the consolidation of the Complaints into a single action entitled "In Re CRIIMI MAE Inc. Securities Litigation", which Complaints have since been dismissed, as discussed below.

     On April 23, 1999, a group of thirteen putative members of the class of individuals who allegedly suffered damages during the class period between February 20, 1998 and October 5, 1998 (collectively, the "Plaintiffs") filed an Amended and Consolidated class action Complaint alleging violations of federal securities laws (the "Consolidated Amended Complaint").

     The Consolidated Amended Complaint alleged generally that the defendants violated Section 10(b) of the Securities and Exchange Act of 1934 as amended (the "Exchange Act") by, among other things, making false statements of material fact and failing to disclose certain material facts. The Consolidated Amended Complaint also generally alleges that the defendants violated Section 20(a) of the Exchange Act because each defendant was allegedly a "controlling person" as that term is defined under Section 20(a).

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

     On May 1, 2000, the Plaintiffs filed a Notice of Appeal from the Court's Memorandum Opinion and Order dated March 30, 2000. On July 10, 2000, the United States Court of Appeals for the Fourth Circuit dismissed the appeal by agreement of the parties.

     The dismissal of this lawsuit does not dispose of other pending lawsuits and/or claims in bankruptcy which may affect the Company, as more fully described under other subheadings of this Note 16.

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

Claims

     Over 850 claims with a face amount of nearly $2.53 billion have been filed in the Chapter 11 cases, including approximately $355 million in unsecured claims and approximately $2.2 billion in secured claims. Many of these claims are duplicate claims filed by the same creditor in each of the three cases. This amount is far in excess of the approximately $1.18 billion in liabilities identified by the Debtors in their schedules, which were filed with the Bankruptcy Court on November 20, 1998. The Debtors have undertaken extensive efforts to reduce the claims pool. In addition to analyzing the claims, the Debtors have opened discussions with various creditors regarding the withdrawal of certain claims and in some cases, have objected to claims. The Debtors' efforts have resulted in the reduction of approximately $1.76 billion from the claims pool by means of objections, negotiated settlements and withdrawal of claims.

     Three large claims are summarized as follows: (i) the claim of Andrew N. Friedman on behalf of a class of shareholders in the amount of $100 million (the "Claim Number 330"); (ii) the claim of the Capital Company of America, LLC ("CCA") for approximately $18 million (the "CCA Claim") and (iii) the claim of GP Properties Group, Inc., for approximately $882,000 (the "GP Properties Claim").

     Claim Number 330 related to shareholder litigation against CRIIMI MAE's officers and directors, which has already been discussed in "Legal Proceedings-Shareholder Litigation." On March 20, 2000, the Company moved to withdraw reference of the litigation relating to Claim Number 330 to the United States District Court for the District of Maryland, and on March 30, 2000, CRIIMI MAE filed an objection to Claim Number 330. On April 27, 2000, the United States District Court for the District of Maryland withdrew the reference of the contested matter relating to Claim Number 330. On May 26, 2000, the claimant filed a statement with the District Court seeking to withdraw Claim Number 330 on grounds that it was mooted by the disposition of the Shareholder Litigation. On July 19, 2000, the District Court entered a consent order disallowing Claim Number 330 with prejudice.

     The CCA Claim relates to an August 14, 1998 letter of intent between CRIIMI MAE and CCA for the purchase of subordinated CMBS. The letter of intent included financing and due diligence contingencies. The Company's position is that neither of these contingencies was fulfilled. After preliminary due diligence, the Company expressed concern regarding the quality of the mortgage loans underlying the CMBS. The Company's further due diligence confirmed this preliminary view, and the Company exercised its right not to proceed with the purchase because of its due diligence concerns. CCA refused to withdraw its claim, and on August 31, 1999, CRIIMI MAE filed an objection to the CCA Claim. The CCA Claim was filed for an amount in excess of $17,000,000 on February 11, 1999. On October 9, 1999, CCA responded to the objection. By letter dated January 7, 2000, CCA indicated that the amount of its claim was $18.8 million. On March 27, 2000, CCA filed a motion with the Bankruptcy Court revising the amount of its claim to $18.2 million. Litigation is continuing with respect to the CCA Claim and the Company's objection thereto. On July 26, 2000, the Bankruptcy Court entered an Order temporarily allowing CCA's claim in the amount of $11,390,548 for purposes of voting on the Plan. This Order did not determine the allowed amount of CCA's claim, if any, for purposes of treatment and distributions under the Plan. The allowed amount of CCA's claim, if any, will be determined after a full evidentiary hearing.

     The GP Properties Claim related to the Company's loan origination program. In August and September 1998, the Company and GP Properties were involved in a preliminary loan application process. These preliminary processes did not give rise to a loan commitment. On October 7, 1998, GP Properties advised the Company that it closed on alternative lending. GP Properties refused the Company's request that it withdraw its claim, and on October 26, 1999 CRIIMI MAE objected to the GP Properties Claim. GP Properties did not respond to the objection on or prior to the objection deadline. On May 9, 2000, the Bankruptcy Court entered an order disallowing and expunging the GP Properties Claim.

     The remaining claims of approximately $770 million, excluding accrued interest, are carried on the balance sheet as of June 30, 2000. The Debtors believe they have substantial defenses to each of the disputed claims and that the ultimate allowed amount of these claims, if any, will be insignificant, although there can be no assurance.

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

     Portfolio investment primarily includes (i) acquiring non-investment grade subordinated securities backed by pools of mortgage loans on multifamily, retail and other commercial real estate and by pools of mortgage-backed securities, backed, in turn, by loans on such properties ("Subordinated CMBS"), (ii) originating and underwriting mortgage loans, (iii) securitizing pools of mortgage loans and pools of commercial mortgage-backed securities ("CMBS") and to a lesser degree, (iv) direct investments in government insured securities and entities that own government insured securities and (v) securities trading activities. The Company's income is primarily generated from these investments.

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

     The following table details the Company's financial performance by these two lines of business for the three and six months ended June 30, 2000, and 1999. The basis of accounting used in the table is GAAP.

                                                               For the three months ended June 30,
                                                                               2000
                                           ------------------------------------------------------------------------
                                              Portfolio          Mortgage
                                             Investment          Servicing       Elimination (1)     Consolidated
                                           ---------------    --------------   ------------------  ----------------
Interest income:
  Subordinated CMBS                        $   35,392,863     $     15,477     $      (15,477)     $    35,392,863
  Insured mortgage securities                   7,670,728                -                  -            7,670,728
  Originated loans                              8,210,791                -                  -            8,210,791
  Other                                                 -          893,626           (893,626)                   -
Servicing income                                        -        1,448,192         (1,448,192)                   -
Net gain on mortgage security dispositions        225,835                -                  -              225,835
Gain on originated loan dispositions               37,885                -                  -               37,885
Other income                                    1,158,273        1,213,446         (1,416,128)             955,591
                                           --------------     ------------     --------------      ---------------

   Total revenue                               52,696,375        3,570,741         (3,773,423)          52,493,693
                                           --------------     ------------     --------------      ---------------

General and administrative expenses            (2,665,231)      (2,963,548)         2,963,548           (2,665,231)
Interest expense                              (37,891,927)               -                  -          (37,891,927)
Losses on warehouse obligations                         -                -                  -                    -
Reorganization items                           (5,813,642)               -                  -           (5,813,642)
Other expenses                                   (719,394)        (897,663)           897,663             (719,394)
                                           --------------     ------------     --------------      ---------------

   Total expenses                             (47,090,194)      (3,861,211)         3,861,211          (47,090,194)
                                           --------------     ------------     --------------      ---------------

Net income                                      5,606,181         (290,470)            87,788            5,403,499

Preferred dividends accrued                    (1,661,015)               -                  -           (1,661,015)
                                           --------------     ------------     --------------      ---------------

Net (loss) income available to common
   shareholders                            $    3,945,166        ($290,470)    $       87,788      $     3,742,484
                                           ==============     ============     ==============      ===============

Total assets                               $2,154,708,472     $ 23,628,650     $  (44,790,785)     $ 2,133,546,337
                                           ==============     ============     ==============      ===============

                                                           For the three months ended June 30,
                                                                        1999
                                           ------------------------------------------------------------------------
                                              Portfolio         Mortgage
                                             Investment        Servicing        Elimination (1)       Consolidated
                                           --------------     -----------      -----------------     --------------
Interest income:
  Subordinated CMBS                        $     38,418,611   $         -      $            -        $   38,418,611
  Insured mortgage securities                     8,489,030             -                   -             8,489,030
  Originated loans                                8,647,815             -                   -             8,647,815
  Other                                                   -       979,299            (979,299)                    -
Servicing income                                          -     1,906,579          (1,906,579)                    -
Net gain on mortgage security dispositions          778,608             -                   -               778,608
Gain on originated loan dispositions                 58,810             -                   -                58,810
Other income                                        995,976       737,344            (824,796)              908,524
                                           ----------------   -----------      --------------        --------------

  Total revenue                                  57,388,850     3,623,222          (3,710,674)           57,301,398
                                           ----------------   -----------      --------------        --------------

General and administrative expenses              (3,617,040)   (3,058,507)          3,058,507            (3,617,040)
Interest expense                                (37,308,289)     (166,783)            166,783           (37,308,289)
Unrealized loss on warehouse obligation         (10,871,970)            -                   -           (10,871,970)
Reorganization items                             (5,438,943)            -                   -            (5,438,943)
Other expenses                                     (719,394)     (500,244)            500,244              (719,394)
                                           ----------------   -----------      --------------        --------------

  Total expenses                                (57,955,636)   (3,725,534)          3,725,534           (57,955,636)
                                           ----------------   -----------      --------------        --------------

Net (loss) income                                  (566,786)     (102,312)             14,860              (654,238)

Preferred dividends accrued                      (1,378,961)            -                   -            (1,378,961)
                                           ----------------   -----------      --------------        --------------
Net (loss) income available to common
  shareholders                                  ($1,945,747)    ($102,312)     $       14,860           ($2,033,199)
                                           ================   ===========      ==============        ==============

Total assets                               $  2,363,929,463   $23,898,795      $   (2,083,056)       $2,385,745,202
                                           ================   ===========      ==============        ==============

                                                                        For the six months ended June 30,
                                                                                      2000
                                                     -------------------------------------------------------------------------

                                                         Portfolio         Mortgage
                                                        Investment         Servicing        Elimination (1)     Consolidated
                                                     ----------------    --------------   ------------------  ----------------
Interest income:
  Subordinated CMBS                                  $    74,562,634     $     29,291     $     (29,291)      $    74,562,634
  Insured mortgage securities                             15,467,929                -                 -            15,467,929
  Originated loans                                        16,698,417                -                 -            16,698,417
  Other                                                            -        1,661,114        (1,661,114)                    -
Servicing income                                                   -        2,918,439        (2,918,439)                    -
Net gain on mortgage security dispositions                   241,312                -                 -               241,312
Gain on originated loan dispositions                          37,885                -                 -                37,885
Other income                                               1,678,696        2,127,656        (2,525,992)            1,280,360
                                                     ---------------     ------------     -------------       ---------------

  Total revenue                                          108,686,873        6,736,500        (7,134,836)          108,288,537
                                                     ---------------     ------------     -------------       ---------------

General and administrative expenses                       (5,803,988)      (6,149,243)        6,149,243            (5,803,988)
Interest expense                                         (75,106,879)               -                 0           (75,106,879)
Losses on warehouse obligations                                    -                -                 0                     -
Reorganization items                                     (14,859,882)               -                 0           (14,859,882)
Other expenses                                            (1,438,788)      (1,029,080)        1,029,080            (1,438,788)
                                                     ---------------     ------------     -------------       ---------------

  Total expenses                                         (97,209,537)      (7,178,323)        7,178,323           (97,209,537)
                                                     ---------------     ------------     -------------       ---------------

Net income                                                11,477,336         (441,823)           43,487            11,079,000

Preferred dividends accrued                               (3,300,905)               -                 -            (3,300,905)
                                                     ---------------     ------------     -------------       ---------------

Net (loss) income available to common
  shareholders                                       $     8,176,431     $   (441,823)    $      43,487       $     7,778,095
                                                     ===============     ============     =============       ===============

Total assets                                         $ 2,154,708,472     $ 23,628,650     $ (44,790,785)      $ 2,133,546,337
                                                     ===============     ============     =============       ===============

                                                                        For the six months ended June 30,
                                                                                      1999
                                                     -------------------------------------------------------------------------

                                                         Portfolio         Mortgage
                                                        Investment         Servicing        Elimination (1)     Consolidated
                                                     ----------------    --------------   ------------------  ----------------
Interest income:
  Subordinated CMBS                                  $    76,903,756     $          -     $           -       $    76,903,756
  Insured mortgage securities                             17,389,338                -                 -            17,389,338
  Originated loans                                        17,488,642                -                 -            17,488,642
  Other                                                            -        1,552,054        (1,552,054)                    -
Servicing income                                                   -        3,520,524        (3,520,524)                    -
Net gain on mortgage security dispositions                 1,585,812                -                 -             1,585,812
Gain on originated loan dispositions                         160,210                -                 -               160,210
Other income                                               1,940,211        2,023,624        (4,025,911)              (62,076)
                                                     ---------------     ------------     -------------       ---------------

  Total revenue                                          115,467,969        7,096,202        (9,098,489)          113,465,682
                                                     ---------------     ------------     -------------       ---------------

General and administrative expenses                       (6,251,154)      (7,540,790)        7,540,790            (6,251,154)
Interest expense                                         (73,737,219)        (181,231)          181,231           (73,737,219)
Unrealized loss on warehouse obligation                   (6,925,495)               -                 -            (6,925,495)
Reorganization items                                     (10,946,781)               -                 -           (10,946,781)
Other expenses                                            (1,438,788)      (1,503,206)        1,503,206            (1,438,788)
                                                     ---------------     ------------     -------------       ---------------

  Total expenses                                         (99,299,437)      (9,225,227)        9,225,227           (99,299,437)
                                                     ---------------     ------------     -------------       ---------------

Net (loss) income                                         16,168,532       (2,129,025)          126,738            14,166,245

Preferred dividends accrued                               (2,782,495)               -                 -            (2,782,495)
                                                     ---------------     ------------     -------------       ---------------

Net (loss) income available to common
  shareholders                                       $    13,386,037      ($2,129,025)    $     126,738       $    11,383,750
                                                     ===============     ============     =============       ===============

Total assets                                         $ 2,363,929,463     $ 23,898,795     $  (2,083,056)      $ 2,385,745,202
                                                     ===============     ============     =============       ===============

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

18.      FINANCIAL STATEMENTS FOR THE DEBTOR ENTITIES


         The following are unconsolidated financial statements for CRIIMI MAE, CM Management and Holdings II:


                               CRIIMI MAE INC.
                                BALANCE SHEETS
                               (Unconsolidated)

                                                             June 30, 2000           December 31, 1999
                                                          ------------------        --------------------
          Assets:
          Subordinated CMBS, at fair value                   $   659,979,459           $    826,897,948
          Insured mortgage security, at fair value                 5,232,527                  5,268,982
          Receivables and other assets                            46,441,552                 83,133,075
          Restricted cash and cash equivalents                    73,050,129                 37,774,894
          Cash and cash equivalents                               65,170,671                 52,114,880
          Investment in subsidiaries                             217,781,072                210,030,947
                                                          ------------------         ------------------
            Total assets                                     $ 1,067,655,410           $  1,215,220,726
                                                          ==================         ==================
          Liabilities:
          Accounts payable and other accrued expenses        $    21,383,068           $     21,580,384
          Liabilities subject to Chapter 11 proceedings          796,233,699                974,291,756
                                                          ------------------         ------------------
            Total liabilities                                    817,616,767                995,872,140
                                                          ------------------         ------------------
          Shareholders' equity:
          Convertible preferred stock                                 23,833                     26,471
          Common stock                                               623,532                    599,546
          Accumulated other comprehensive income                (184,516,951)              (207,421,788)
          Accumulated deficit                                   (140,656,820)              (148,434,915)
          Additional paid-in capital                             574,565,049                574,579,272
                                                          ------------------         ------------------
            Total shareholders' equity                           250,038,643                219,348,586
                                                          ------------------         ------------------
            Total liabilities and shareholders' equity       $ 1,067,655,410              1,215,220,726
                                                          ==================-         ==================-

                                CRIIMI MAE INC.
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                               (Unconsolidated)

                                                              For the three months ended June 30,  For the six months ended June 30,
                                                                  2000                  1999            2000             1999
                                                             ---------------      ---------------  -------------     ---------------
Interest income                                               $   24,406,010       $   24,736,124   $ 51,510,235       $ 54,986,974
Interest expense                                                  15,500,940           15,288,982     31,613,535         32,092,608
                                                             ---------------      ---------------  -------------     --------------

  Net interest margin                                              8,905,070            9,447,142     19,896,700         22,894,366
                                                             ---------------      ---------------  -------------     --------------

Equity in earnings from investments                                1,656,794            6,233,334      5,131,982          8,568,440
Other income                                                         878,167              643,711      1,169,690          1,030,956
General and administrative expenses                                 (247,021)            (283,432)      (450,745)          (424,875)
Amortization of assets acquired in the Merger                       (719,394)            (719,394)    (1,438,788)        (1,438,788)
Realized loss on reverse repurchase obligation                             -                    -              -                  -
Losses on warehouse obligations                                            -          (10,871,970)             -         (6,925,495)
Reorganization items:                                                      -
  Impairment on CMBS                                              (1,809,062)                   -     (5,252,821)                 -
  Loss on Sale of CMBS                                              (357,188)                   -     (1,711,214)                 -
  Impairment on REO                                                 (924,283)                   -       (924,283)                 -
  Other                                                           (1,979,584)          (5,103,629)    (5,341,521)        (9,538,359)
                                                             ---------------      ---------------  -------------     --------------

 Subtotal                                                         (3,501,571)         (10,101,380)    (8,817,700)        (8,728,121)
                                                             ---------------      ---------------  -------------     --------------
Net (loss) income before dividends accrued or paid on
  preferred shares                                                 5,403,499             (654,238)    11,079,000         14,166,245


Dividends accrued or paid on preferred shares                     (1,661,015)          (1,378,961)    (3,300,905)        (2,782,495)
                                                             ---------------      ---------------  -------------     --------------

Net (loss) income available to common shareholders                 3,742,484           (2,033,199)     7,778,095         11,383,750
                                                             ===============      ===============  =============     ==============
Comprehensive (loss) income:
Net (loss) income before dividends paid or accrued on
  preferred shares                                                 5,403,499             (654,238)    11,079,000         14,166,245

Other comprehensive income (loss)                                   (383,304)         (29,613,575)    22,904,837        (38,285,985)
                                                             ---------------      ---------------  -------------     --------------
  Comprehensive (loss) income                                      5,020,195          (30,267,813)    33,983,837        (24,119,740)
                                                             ===============      ===============  =============     ==============

   The accompanying note is an integral part of these financial statements.

                               CRIIMI MAE Inc.
                         Note to Financial Statements
                         As of June 30, 2000 and 1999
                               (Unconsolidated)

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

         In management's opinion, with the exception of the matter discussed above, the financial statements of CRIIMI MAE contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CRIIMI MAE as of June 30, 2000 and December 31, 1999, and the unconsolidated results of its operations for the three and six months ended June 30, 2000 and 1999.

                          CRIIMI MAE Management Inc.
                                BALANCE SHEETS


                                                   June 30,        December 31,
                                                --------------   ---------------
                                                     2000             1999
                                                ---------------  ---------------
Assets:
 Note receivable                                 $   3,376,468    $   3,376,468
 Restricted cash and cash equivalents                  575,094          261,729
 Cash and cash equivalents                             684,075          926,122
 Other assets                                        2,878,043        2,969,939
 Equity investments                                 12,462,733       12,794,963
                                                --------------   --------------

  Total assets                                   $  19,976,413    $  20,329,221
                                                ==============   ==============
Liabilities:
 Accounts payable and other accrued expenses     $   2,870,566    $   2,585,812
 Liabilities subject to Chapter 11 proceedings       6,917,520        6,529,634
                                                --------------   --------------

  Total liabilities                                  9,788,086        9,115,446
                                                --------------   --------------

Shareholders' equity                                10,188,327       11,213,775
                                                --------------   --------------

  Total liabilities and shareholders' equity     $  19,976,413    $  20,329,221
                                                ==============   ==============

   The accompanying note is an integral part of these financial statements.

                          CRIIMI MAE Management Inc.
                            STATEMENTS OF NET LOSS


                                                          For the three months ended June 30,   For the six months ended June 30,
                                                                2000                 1999               2000            1999
                                                           -----------        -------------       ------------     ------------
Interest income - note receivable and short-term
interest income                                           $     97,074        $     73,156        $    187,817     $   164,602
Equity in losses from investments                             (218,376)            (73,082)           (330,198)     (1,537,000)
                                                                             -------------        ------------     -----------
  Total revenue                                               (121,302)                 74            (142,381)     (1,372,398)
                                                          ------------       -------------        ------------     -----------
Interest expense                                               122,649              93,460             236,916         205,324
Depreciation and amortization                                  145,155             130,105             276,495         264,445
General and administrative expenses                          2,015,030           2,966,019           4,564,392       5,088,867
Reorganization items                                           676,014              94,023           1,494,626         973,800
                                                          ------------       -------------        ------------     -----------
  Total expenses                                             2,958,848           3,283,607           6,572,429       6,532,436
                                                          ------------       -------------        ------------     -----------
  Net loss                                                $ (3,080,150)       $ (3,283,533)       $ (6,714,810)    $(7,904,834)
                                                          ============       =============        ============     ===========

    The accompanying note is an integral part of these financial statements

                          CRIIMI MAE Management, Inc.
                         Note to Financial Statements
                         As of June 30, 2000 and 1999

 1.      BASIS OF PRESENTATION

         In management's opinion, the accompanying unaudited financial statements of CM Management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CM Management on a stand-alone basis as of June 30, 2000 and December 31, 1999 and the results of its operations for the three and six months ended June 30, 2000 and 1999, in accordance with GAAP.

                         CRIIMI MAE Holdings II, L.P.
                                BALANCE SHEETS

                                                                    June 30, 2000    December 31, 1999
                                                                  ---------------   ------------------
Assets:
  Subordinated CMBS, at fair value                                 $  39,562,952    $      38,211,075
  Interest receivable                                                    446,476              377,936
  Cash                                                                       100                  100
                                                                  ---------------   ------------------
  Total assets                                                     $  40,009,528    $      38,589,111
                                                                  ===============   ==================
Liabilities:
 Liabilities not subject to Chapter 11 proceedings:
  Collateralized mortgage obligations                              $  39,495,844    $      39,256,952
  Payables and accrued expenses                                          597,017              541,360
 Liabilities subject to Chapter 11 proceedings:
  Variable-rate secured borrowings                                             -                    -
                                                                  ---------------   ------------------
  Total liabilities                                                   40,092,861           39,798,312
                                                                  ---------------   ------------------
Partners' equity:
 Contributed capital                                                   4,444,800            4,856,143
 Accumulated other comprehensive income                               (4,528,133)          (6,065,344)
                                                                  ---------------   ------------------

  Total partners' equity                                                 (83,333)          (1,209,201)
                                                                  ---------------   ------------------
  Total liabilities and partners' equity                           $  40,009,528    $      38,589,111
                                                                  ===============   ==================


   The accompanying note is an integral part of these financial statements.

                         CRIIMI MAE Holdings II, L.P.
                STATEMENTS OF NET LOSS AND COMPREHENSIVE INCOME

                                                          For the three months ended June 30,    For the six months ended June 30,
                                                                  2000            1999                2000             1999
                                                          -----------------  ----------------    --------------  --------------
Interest income:
 Subordinated CMBS                                             $   796,510     $  796,630          $  1,593,020  $   1,593,299

Interest expense:
 Collateralized bond obligations-CMBS                              937,023        145,838             1,842,902        145,838
 Variable-rate secured borrowings-CMBS                                   -        542,804                     -      1,102,717
                                                             -------------    -----------          ------------  -------------
  Total interest expense                                           937,023        688,642             1,842,902      1,248,555
                                                             -------------    -----------          ------------  -------------
 Net interest margin                                              (140,513)       107,988              (249,882)       344,744
                                                             -------------    -----------          ------------  -------------
Other investment income                                                 0               -                     -              -
General and administrative expenses                                     0               -                     -              -
Reorganization costs                                               (50,394)      (223,044)             (103,251)      (416,372)
                                                              ------------    -----------          ------------  -------------
 Subtotal                                                          (50,394)      (223,044)             (103,251)      (416,372)
                                                             -------------    -----------          ------------  -------------
 Net loss                                                      $  (190,907)  $   (115,056)         $   (353,133)  $    (71,628)
                                                             =============    ===========          ============  =============
 Other comprehensive income                                        258,054     (2,396,210)              629,344     (3,008,070)
                                                             -------------    -----------          ------------  -------------
 Comprehensive income                                          $    67,147   $ (2,511,266)         $    276,211   $ (3,079,698)
                                                             =============    ===========          ============  =============

   The accompanying note is an integral part of these financial statements.

                               Holdings II, L.P.
                         Note to Financial Statements
                         As of June 30, 2000 and 1999


1.   BASIS OF PRESENTATION

     Holdings II's CMBS (2 tranches from CMO-IV) are carried as investments in loans at amortized cost basis in CRIIMI MAE's second quarter Form 10-Q's consolidated financial statements. (See Notes 3 and 6 for discussion of this accounting.) On a stand-alone basis, GAAP requires that Holdings II's investment in CMBS be carried as securities (as opposed to loans) at fair value.

     In management's opinion, the accompanying unaudited financial statements of Holdings II contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Holdings II on a stand-alone basis as of June 30, 2000 and December 31, 1999 and the results of its operations for the three and six months ended June 30, 2000 and 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENTS.   When  used  in  this  Quarterly  Report on Form
10-Q, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risk factors contained below, in the Company's Proposed Disclosure Statement (as defined below) filed with the Bankruptcy Court (and with the Securities and Exchange Commission under cover of two Current Reports on Form 8-K filed on May 18, 2000 and August 11, 2000, respectively) and in the Company's reports filed with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, including its Annual Report on Form 10-K for the year ended December 31, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

     Since filing for Chapter 11 protection, CRIIMI MAE has suspended its Subordinated CMBS acquisition, origination and securitization programs. The Company continues to hold a substantial portfolio of Subordinated CMBS, originated loans and mortgage securities and, through CMSLP, acts as a servicer of commercial mortgage loans.

     The Company's business is subject to a number of risks and uncertainties including, but not limited to: (1) the effect of the Chapter 11 filing and substantial doubt as to the Company's ability to continue as a going concern;
(2) risks related to the Recapitalization Financing under the Company's Third Amended Joint Plan of Reorganization; (3) risk of loss of REIT status; (4) taxable mortgage pool risk; (5) risk of phantom income resulting in additional tax liability; (6) the effect of rate compression on the market price of the Company's stock; (7) substantial leverage; (8) inherent risks in owning Subordinated CMBS; (9) the limited protection provided by hedging transactions;
(10) risk of foreclosure on CMBS assets; (11) the limited liquidity of the CMBS market; (12) pending litigation; (13) risk of becoming subject to the requirements of the Investment Company Act of 1940; (14) possible effects of an economic recession on losses and defaults; (15) borrowing risks; (16) the effect of the yield curve on income; and (17) risks associated with the trader election including those referenced in "2000 Taxable Income (Loss)/ Taxable Distribution Requirements" below.

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

     CRIIMI MAE is working diligently toward emerging from bankruptcy as a successfully reorganized company. On April 25, 2000, the Debtors filed their Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan") and proposed Second Amended Joint Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy

Court on July 13 and 21, 2000, the "Proposed Disclosure Statement"). The
Plan was filed with the support of the Official Committee of Equity Security Holders of CRIIMI MAE (the "CMI Equity Committee"), which is a co-proponent of the Plan. Subject to the completion of mutually acceptable documentation evidencing the secured financing to be provided by the unsecured creditors (the "Unsecured Creditor Debt Documentation"), the Official Committee of Unsecured Creditors of CRIIMI MAE (the "Unsecured Creditors' Committee") has agreed to support confirmation of the Plan. The Company, the CMI Equity Committee and the Unsecured Creditors' Committee are now all proceeding toward confirmation of the Plan. Under the Plan, Merrill Lynch and German American Capital Corporation ("GACC"), two of the Company's largest secured creditors, would provide a significant portion of the recapitalization financing contemplated by the Plan.

    The Bankruptcy Court held a hearing on April 25, 2000 on approval of the Proposed Disclosure Statement. During that hearing, the bankruptcy judge requested the filing of additional legal briefs by May 9, 2000 on two issues raised at the hearing. The issues raised related to an objection to the Company's Proposed Disclosure Statement filed by Salomon Smith Barney Inc./Citicorp Securities, Inc. and Citicorp Real Estate, Inc. (together "Citigroup"). On July 12, 2000, the Bankruptcy Court entered an order overruling the objections raised by Citigroup as set forth in the Memorandum Opinion and Order filed and entered on that date by the Bankruptcy Court. Also on July 21, 2000, the Company and Citigroup reached a settlement regarding the treatment of Citigroup's claims under the Plan. (See Note 16 for a summary of certain material terms of the settlement between the Company and Citigroup.) The settlement resolved Citigroup's objections to the Proposed Disclosure Statement. The Citigroup objections were the only objections to the Proposed Disclosure Statement pending before the Bankruptcy Court.

    The Bankruptcy Court has scheduled a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and equity security holders in connection with the Plan. Once the Proposed Disclosure Statement has been approved by the Bankruptcy Court, the Plan will be sent, together with the approved Disclosure Statement, to members of all classes of impaired creditors and all equity security holders for acceptance or rejection.

    The Unsecured Creditors' Committee filed its own plan of reorganization, and proposed disclosure statement, and various amendments to each of the foregoing, with the Bankruptcy Court which, in general, provided for the liquidation of the assets of the Debtors. However, as a result of successful negotiations between the Debtors and the Unsecured Creditors' Committee, the Unsecured Creditors' Committee has agreed to the treatment of unsecured claims under the Plan, subject to completion of mutually acceptable Unsecured Creditor Debt Documentation, and has asked the Bankruptcy Court to defer consideration of its plan of reorganization and second amended proposed disclosure statement.

The Plan of Reorganization

    The Plan contemplates the payment in full of all of the allowed claims of the Debtors primarily through recapitalization financing (including proceeds from certain asset sales) aggregating at least $857 million (the "Recapitalization Financing"). Approximately $275 million of the Recapitalization Financing would be provided by Merrill Lynch and GACC through a secured financing facility, and approximately $155 million would be provided through new secured notes issued to the Company's major unsecured creditors (collectively, the "New Debt"). The sale of select CMBS (the "CMBS Sale") and the Company's interest in CMO-IV (the "CMO-IV Sale"), the proceeds of which are expected to be used to pay down existing debt, is contemplated to provide the balance of the Recapitalization Financing. The Company may seek new equity capital from one or more investors to partially fund the Plan, although new equity is not required to fund the Plan.

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

     The Plan also contemplates that the holders of the Company's common stock will retain their stock. Under the Plan, no cash dividends, other than a maximum of $4.1 million to preferred shareholders, can be paid to existing shareholders. See "Effect of Chapter 11 on REIT Status and Other Tax Matters" for further discussion. Subject to the respective acceptances of the Plan by the holders of the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and the Series F Redeemable Cumulative Dividend Preferred Stock (the "Series F Preferred Stock" or "junior preferred stock"), the Plan contemplates an amendment to their respective relative rights and preferences to permit the payment of accrued and unpaid dividends in cash or common stock, or a combination thereof, at the Company's election. The Plan further contemplates amendments to the relative rights and preferences of the Series E Preferred Stock, relating principally to dividend and conversion rights.

     Reference is made to the Plan and Proposed Disclosure Statement, previously filed with the Bankruptcy Court and with the SEC under cover of two current reports on Form 8-K filed on May 18, 2000 and August 11, 2000, respectively, for a more detailed description of the financing contemplated to be obtained under the Plan from the respective existing creditors including, without limitation, payment terms, restrictive covenants and collateral, and a more detailed description of the treatment of preferred stockholders. Although the Company has commitments for substantially all of the New Debt and has sold certain of the CMBS contemplated to be sold in connection with the CMBS Sale, there can be no assurance that the Company will obtain the Recapitalization Financing, that the Plan will be confirmed by the Bankruptcy Court, or that the Plan, if confirmed, will be consummated. The Plan also contemplates certain amendments to the Company's articles of incorporation, including an increase in authorized shares from 120 million to 375 million (consisting of 300 million of common shares and 75 million of preferred shares).

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

     As a result of its trader election, CRIIMI MAE recognized a mark-to market tax loss on its Trading Assets on January 1, 2000 of approximately $478 million (the "January 2000 Loss"). Such loss is expected to be recognized evenly over four years beginning with the year 2000. The Company expects such loss to be ordinary.

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

     Since gains and losses associated with trading activities are expected to be ordinary, any gains will generally increase taxable income and any losses will generally decrease taxable income. Since the Company is a REIT which is generally required to distribute 95% of its taxable income to shareholders, any increases in taxable income from trading activities will generally result in an increase in REIT distribution requirements and any decreases in taxable income from trading activities will generally result in a decrease in REIT distribution requirements (or, if the taxable income is reduced to zero, eliminate REIT distribution requirements).

     Gains and losses from the mark-to-market requirement (including the January 2000 Loss) are unrealized. This creates a mismatch between REIT distribution requirements and cash flow since the REIT distribution requirements will generally fluctuate due to the mark-to-market adjustments, but the cash flow from the Company's Trading Assets will not fluctuate as a result of the mark-to-market adjustments.

     Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses can not be carried back. If a security is marked down because of an increase in interest rates, rather than from credit losses, such mark-to-market losses may be recovered over time. Any recovered mark-to-market losses will generally be recognized as taxable income, although there is expected to be no corresponding increase in cash flow.

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

     Dividends During Bankruptcy

     During the pendency of the Chapter 11 proceedings, the Company is prohibited from paying cash dividends without first obtaining Bankruptcy Court approval (and subject to their being funds legally available for any such dividend under state corporate law). See "Effect of Chapter 11 Filing on REIT Status and Other Tax Matters" regarding the declaration of a junior preferred dividend with respect to 1998 taxable income and the anticipated distribution of all or a substantial portion of its 1999 taxable income in the form of non-cash taxable dividends. Dividends may be paid pursuant to and consistent with the terms of the Plan, a copy of which has been filed with the SEC as an exhibit to a Current Report on Form 8-K.

     Due to the Chapter 11 filing on October 5, 1998, cash dividends have not been paid on common or preferred shares. However, since dividends on the Company's Series B, C, D, E and F Preferred Stock are cumulative, the dividends payable at June 30, 2000 were accrued in the financial statements.

     Dividends paid or accrued per share on the Company's common stock, Series B Preferred Stock and Series F Preferred Stock are summarized below:

                           For the three months ended  For the six months ended
                                    June 30,                   June 30,
                            2000            1999(1)      2000         1999(1)

Common shares                   $  --         $  --       $  --        $  --
Series B Preferred Stock         0.68          0.68        1.36         1.36
Series F Preferred Stock         0.30            --        0.60           --

__________________
(1) Due to the Chapter 11 filing on October 5, 1998, cash dividends were not paid for the year ended 1999 on common or preferred shares. The Company paid a dividend on November 5, 1999 in the form of junior preferred stock to its common shareholders for the purpose of distributing approximately $15.7 million in undistributed 1998 taxable income. See "Effect of Chapter 11 Filing on REIT Status and Other Tax Matters" regarding this dividend and the anticipated distribution of all of the Company's 1999 taxable income in the form of non-cash taxable dividends. However, since dividends on the Company's preferred shares are cumulative, the dividends payable at June 30, 2000 and June 30, 1999 were accrued in the financial statements.

     In addition to the per share amounts described above, dividends were paid or accrued on the Company's Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock. Amounts payable to Series C Preferred Stock for the six months ended June 30, 2000 were $138,682 as dividends accrued for only a portion of this period due to the exchange of Series C Preferred Stock for Series E Preferred Stock referenced below. This compares to amounts paid or payable to Series C Preferred Stock for the six months ended June 30, 1999 of $323,681. Amounts payable to Series D Preferred Stock for the six months ended June 30, 2000 were $380,656. This compares to amounts paid or payable to Series D Preferred Stock for the six months ended June 30, 1999 of $290,999. Amounts paid or payable to the Series E Preferred Stock for the six months ended June 30, 2000 were $258,029. Nothing was payable to the Series E Preferred Stock in 1999. Amounts payable to the Series F Preferred Stock for the six months ended June 30, 2000 were $355,721. Nothing was payable to the Series F Preferred Stock for the six months ended June 30, 1999.

     On February 22, 2000, CRIIMI MAE and the holder of its Series C Preferred Stock entered into a Preferred Stock Exchange Agreement pursuant to which 103,000 shares of Series C Preferred Stock were exchanged for 103,000 shares of a new series of preferred stock designated as Series E Preferred Stock. On July 26, 2000, CRIIMI MAE and the holder of its Series D Preferred Stock entered into a Preferred Stock Exchange Agreement pursuant to which 100,000 shares of Series D Preferred Stock were exchanged for 100,000 shares of Series E Preferred Stock. See Note 12 of Notes to Consolidated Financial Statements for a further discussion of the exchange of Series C Preferred Stock for Series E Preferred Stock, and the exchange of the Series D Preferred Stock for Series E Preferred Stock.

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

     In determining the Company's taxable income for 1999, distributions declared by the Company on or before September 15, 2000 and actually paid by the Company on or before December 31, 2000 will be considered as dividends paid for the year ended December 31, 1999. The Company anticipates distributing all of its 1999 taxable income in the form of non-cash taxable dividends. There can be no assurance that the Company will be able to make such distributions with respect to its 1999 taxable income. While the Company has not finalized its tax return for 1999, should CRIIMI MAE terminate or fail to maintain its REIT status during the year ended December 31, 1999, taxable income for the year ended December 31, 1999 is estimated to be $37.5 million, which would generate a tax liability of up to $15.0 million.

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

     Taxable Mortgage Pool Risks

     An entity that constitutes a "taxable mortgage pool" as defined in the Tax Code ("TMP") is treated as a separate corporate level taxpayer for federal income tax purposes. In general, for an entity to be treated as a TMP (i) substantially all of the assets must consist of debt obligations and a majority of those debt obligations must consist of mortgages; (ii) the entity must have more than one class of debt securities outstanding with separate maturities and
(iii) the payments on the debt securities must bear a relationship to the payments received from the mortgages. The Company currently owns all of the equity interests in three trusts that constitute TMPs (CBO-1, CBO-2 and CMO-IV, collectively the "Trusts"). See Notes 5 and 6 of the Notes to Consolidated Financial Statements for descriptions of CBO-1, CBO-2 and CMO-IV. See also Note 6 regarding the anticipated CMO-IV sale as part of the Plan. The statutory provisions and regulations governing the tax treatment of TMPs (the "TMP Rules") provide an exemption for TMPs that constitute "qualified REIT subsidiaries" (that is, entities whose equity interests are wholly owned by a REIT). As a result of this exemption and the fact that the Company owns all of the equity interests in each Trust, the Trusts currently are not required to pay a separate corporate level tax on income they derive from their underlying mortgage assets.

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

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities and originated loans constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of June 30, 2000, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

Results of Operations

2000 versus 1999

Financial Statement Net Income
------------------------------

     Financial statement net income available to common shareholders for the three and six months ended June 30, 2000 was approximately $3.7 million and $7.8 million, respectively, as compared to a net loss to common shareholders of approximately ($2.0) million and net income available to common shareholders of $11.4 million for the same periods in 1999. The primary reasons for the changes in net earnings during these periods are described below.

     Interest Income - Subordinated CMBS

     Income from Subordinated CMBS decreased by approximately $3.0 million, or 8%, to $35.4 million during the three months ended June 30, 2000 as compared to $38.4 million during the three months ended June 30, 1999. Interest income from Subordinated CMBS decreased by approximately $2.3 million or 3% to approximately $74.6 million for the six months ended June 30, 2000 as compared to $76.9 million for the corresponding period in 1999. This overall decrease in interest income was primarily the result of the sale of certain CMBS, the Morgan Stanley CMBS in February 2000 and the Lehman CMBS in April 2000. This net decrease was partially offset by the following factors: 1) the impairment on certain CMBS which results in higher yields, and 2) an upward revision in yields on CMBS. Other than temporary impairment was recognized as of December 31, 1999 on the Subordinated CMBS that have been or are intended to be sold in 2000 as part of the CMBS Sale under the Plan. The impairment resulted in the CMBS cost basis being written down to fair value as of December 31, 1999. As a result of this new basis, these CMBS have revised higher yields effective the first quarter of 2000. These higher yields resulted in more income being recognized for financial statement purposes. Further, yields on CMBS increased effective April 1, 2000 due to a change in the allocation and timing of loss estimates (as discussed further below), which resulted in additional income recognized. See Note 5 to Notes to Consolidated Financial Statements.

     Generally accepted accounting principles ("GAAP") require that interest income earned on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the Subordinated CMBS. Based upon the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the estimated weighted average anticipated unleveraged yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of June 30, 2000 was approximately 11.5% as compared to the anticipated weighted average yield as of December 31, 1999 of 10.1%. These yields were determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses and any other than temporary impairment. Effective April 1, 2000, the Company changed the allocation and timing of the estimated future credit losses related to the mortgage loans underlying the CMBS. Due to the better than anticipated performance of the mortgage loans underlying the CMBS, which has resulted in lower credit losses than originally estimated, the Company has revised its estimated credit losses to occur later in the weighted average life of the CMBS than originally projected. However, the Company has not lowered the total amount of estimated future credit losses related to the mortgage loans underlying the CMBS. The change in allocation and timing of estimated future credit losses to reflect a later occurrence of such losses results in increases in projected cash flow (primarily in the form of interest income) as of June 30, 2000, which in turn results in increases in anticipated yields to maturity as of June 30, 2000. As a result of the present value benefit of a revised later projected occurrence of credit losses, the yields used to determine CMBS income have increased. As of June 30, 2000, the overall impact of this allocation and timing revision resulted in a 29 basis point increase in total CMBS anticipated yields to maturity (24 basis point increase related to the remaining CMBS subject to the CMBS Sale and 30 basis point increase related to the Company's retained portfolio). These yield increases have resulted in approximately $700,000 in additional CMBS income during the second quarter compared to income that would have been recognized using prior unrevised yields. The Company estimates that total CMBS income related to the Company's retained CMBS portfolio will be higher by approximately $2 million for the period April 1 through December 31, 2000 than if the unrevised yields were used. As it is not certain when the remaining CMBS subject to the CMBS Sale will be sold, the Company has not estimated the dollar impact for the year. The CMBS yield increases have been accounted for as estimates and will be applied prospectively as of April 1, 2000, the first day of the second quarter.


     Interest Income-Insured Mortgage Securities

     Interest income from insured mortgage securities decreased by approximately $819,000 or 10% to $7.7 million for the three months ended June 30, 2000 from $8.5 million for the three months ended June 30, 1999. Interest income from insured mortgage securities decreased by approximately $1.9 million or 11% to approximately $15.5 million for the six months ended June 30, 2000 from approximately $17.4 million for the corresponding period in 1999. These decreases were primarily due to the reduced asset base as a result of prepayments aggregating $42.4 million subsequent to March 1999.

     Interest Income-Originated Loans

     Interest income from originated loans decreased by approximately $400,000 or 5% to $8.2 million for the three months ended June 30, 2000 from $8.6 million for the three months ended June 30, 1999. Interest income from originated loans decreased by approximately $800,000 or 5% to approximately $16.7 million for the six months ended June 30, 2000 from approximately $17.5 million for the corresponding period in 1999. These decreases were primarily due to the prepayment of originated loans aggregating $14.8 million subsequent to March 1999.

     Interest Expense

     Total interest expense increased by approximately $0.6 million to approximately $37.9 million or 2% for the three months ended June 30, 2000 from approximately $37.3 million for the corresponding period in 1999. Total interest expense increased by approximately $1.4 million or 2% to approximately $75.1 million for the six months ended June 30, 2000 compared to approximately $73.7 million for the corresponding period in 1999. These increases were primarily attributable to the following: (1) during the second quarter of 2000 a discount amortization adjustment of approximately $1.5 million related to the insured securities fixed-rate obligation debt due to an increase in the estimate of future prepayment speeds. (This increase in the estimate of future prepayment speeds is a result of these obligations paying down faster than originally anticipated); (2) the sale of certain investment grade bonds associated with the CBO-2 transaction in March 1999 and; (3) the sale of two remaining classes of investment grade bonds associated with the 1998 CMO-IV transaction in May 1999 and October 1999. The sales of these securities were treated as a financing for accounting purposes. As such, the Company records the securities as liabilities and recognizes the related interest expense on an ongoing basis. The fixed rate obligations sold typically carry a higher cost than does the variable-rate secured borrowing that it replaces. Such increases in interest expense were offset, in part, by decreases in interest expense on variable-rate secured borrowings, reflecting pay downs of such borrowings through asset sales, along with a reduction in certain borrowings as a result of asset prepayments, pay downs pursuant to agreements with certain creditors, and refinancing of variable rate debt into fixed rate debt, as previously discussed.

     Equity in (Losses) from Investments

     Equity in losses increased by approximately $150,000 during the three months ended June 30, 2000 due to equity in losses of approximately $26,000 as compared to equity in earnings of approximately $121,000 for the second quarter of 1999. Equity in losses decreased by approximately $1.4 million during the six months ended June 30, 2000 due to equity in losses of approximately $38,000 as compared to equity in losses of approximately $1.5 million for the corresponding period in 1999. Equity in losses increased during the quarter ended June 30, 2000 versus the same period in 1999 primarily due to an increase in impairment related to certain servicing rights of CMSLP. Such increase was partially offset by a reduction in amortization of certain servicing rights and a small net decrease in servicing and other fee revenues as CMSLP's servicing portfolio declined primarily from sale of certain CMBS subject to the CMBS Sale.

     Equity in losses decreased during the six months ended June 30, 2000 as compared to 1999 primarily due to an $800,000 prepayment penalty shortfall which occurred in 1999. Additionally, a reduction in general and administrative expenses and amortization in certain servicing rights contributed to the overall reduction in equity in losses during the six months ended June 30, 2000. However, these reductions were partially offset by a net decrease in servicing and other fee revenues as CMSLP's servicing portfolio declined due primarily to the sale of certain CMBS subject to the CMBS Sale.

     Other Income

     Other income increased by approximately $194,000 or 25% to approximately $982,000 during the second quarter of 2000 as compared to approximately $788,000 during the corresponding period in 1999. Other income decreased by approximately $105,000 or 7% during the six months ended June 30, 2000. The increase for the three months ended June 30, 2000 was primarily attributable to the timing of temporary investments. The decrease for the six months ended June 30, 2000 was primarily attributable to a reduction in net income associated with the Company's investment in REO.

     Net Gains on Mortgage Securities Dispositions

     During the second quarter of 2000 and 1999, net gains on mortgage dispositions were approximately $226,000 and $779,000, respectively. For the six months ended June 30, 2000 and 1999, net gains on mortgage dispositions were approximately $241,000 and $1.6 million, respectively. For the six months ended June 30, 2000, the prepayments of mortgage securities represented approximately 2% of CRIIMI MAE's beginning of the year portfolio balance. For any quarter, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period.

     Gain on Originated Loan Dispositions

     During the second quarter of 2000, there was one originated loan disposition resulting in a gain of approximately $38,000. For the same quarter of 1999, there was one mortgage prepayment in the originated loan portfolio resulting in a gain of approximately $59,000. During the six months ended June 30, 2000, net gain on originated loan dispositions was approximately $38,000 versus approximately $160,000 for the six months ended June 30, 2000. The decreases were due to one disposition and two dispositions, respectively, in the corresponding periods.

     General and Administrative Expenses

     General and administrative expenses decreased by approximately $950,000 or 26% to approximately $2.7 million during the second quarter of 2000 as compared to $3.6 million for the corresponding period in 1999. General and administrative expenses decreased by approximately $447,000 or 7% to approximately $5.8 million for the six months ended June 30, 2000 as compared to approximately $6.3 million for the corresponding period in 1999. The decreases were primarily attributable to decreases in employment costs from a reduced work force during these periods along with a reduction in certain professional costs.

     Unrealized Loss on Warehouse Obligation

     During the three and six months ended June 30, 2000, the Company recorded no loss on warehouse obligations as all of the loans under the Citibank origination program were sold in 1999. This compares to the three and six months ended June 30, 1999, when the Company recorded unrealized losses of approximately $10.9 million and $6.9 million, respectively, in connection with the Company's warehouse line with Citibank.

Reorganization Items

     Impairment on CMBS. As discussed in Note 1 of the Notes to Consolidated Financial Statements, under the Plan, a portion of the Recapitalization Financing is expected to result from the CMBS Sale. The remaining CMBS subject to the CMBS Sale had a fair value and amortized cost of approximately $204 million and $198 million, respectively, as of June 30, 2000. The Company first filed a plan with the Bankruptcy Court in the fourth quarter of 1999 and during that same quarter began marketing for sale the CMBS subject to the CMBS Sale. CRIIMI MAE sold a portion of these bonds in February 2000 and April 2000 and intends to enter into additional agreements during 2000 to sell the remaining CMBS subject to the CMBS Sale, although there can be no assurance such bonds will be sold. The Company also intends to sell its interest in CMO-IV as part of the Plan, although there can be no assurance that the CMO-IV Sale will be completed.

     GAAP states that when the fair market value of an investment declines below its amortized cost for a significant period of time and the entity no longer has the ability or intent to hold the investment for the period the entity anticipates is required for the value to recover to amortized cost, other than temporary impairment on the investment should be recognized. This other than temporary impairment is recognized through the income statement as the difference between amortized cost and fair value. Additional accounting guidance states that other than temporary impairment should be recognized in the period the decision to sell any investment is made if the entity does not expect the fair value to recover before the sale date. As the Company decided in the fourth quarter of 1999 to sell the CMBS subject to the CMBS Sale and it did not expect the value of these bonds to significantly recover before the future sale dates, the Company has recognized approximately $162 million of other than temporary impairment related to these CMBS cumulatively, through earnings through the second quarter of 2000. Unrealized losses related to the CMBS subject to the CMBS Sale were previously recognized through other comprehensive income in the equity section of the balance sheet. The other than temporary impairment loss on CMBS is a part of the reorganization items on the income statement as the impairment was recognized as part of the reorganization.

     Other Reorganization Items. During the three and six months ended June 30, 2000 and 1999, the Company recorded reorganization items, as summarized below, due to the Chapter 11 filings of CRIIMI MAE, CM Management and Holdings II.

Reorganization Items                  Three months      Three months       Six months        Six months
--------------------
                                         ended             ended             ended             ended
                                     June 30, 2000     June 30, 1999     June 30, 2000     June 30, 1999
                                    ----------------  ----------------  ----------------  ----------------
Short-term interest income              ($1,434,012)        ($237,000)      ($2,438,672)        ($469,400)
Professional fees                         3,055,316         4,974,155         7,428,584        10,114,155
Employee Retention Program                  256,701           202,605           536,050           745,502
 accrued costs
Other                                       845,104           499,183         1,445,602           556,524
                                       ------------        ----------     -------------       -----------
    Subtotal                              2,723,109         5,438,943         6,971,564        10,946,781
Impairment on CMBS                        1,809,062                --         5,252,821                --
Impairment on REO(1)                        924,283                --           924,283                --
Loss on sale of CMBS(2)                     357,188                --         1,711,214                --
                                       ------------        ----------     -------------       -----------
Total                                  $  5,813,642        $5,438,943     $  14,859,882       $10,946,781
                                       ============        ==========     =============       ===========

(1) The Company recognized impairment on its investment in REO as of June 30, 2000. This asset was sold in July 2000 as discussed in Note 3 and Note 9.

(2) The Company recognized a loss of approximately $1.35 million on the sale of the Morgan Bonds in February 2000 and a loss of approximately $360,000 on the sale of the First Union Bonds in April 2000.

Taxable Income (Loss)

     CRIIMI MAE realized a net operating loss of approximately $18 million and $33 million during the three and six months ended June 30, 2000, compared to tax basis income of approximately $11.9 million and $31.5 million during the corresponding periods in 1999. Included in the net operating loss during the three and six months ended June 30, 2000, was a realized loss on the sale of CMBS of $2.1 million and $3.6 million, respectively. As previously discussed, on March 15, 2000, CRIIMI MAE elected to be classified as a trader in securities for tax purposes effective January 1, 2000. As a result of its trader election, CRIIMI MAE recognized a mark-to-market tax loss of approximately $478 million on its Trading Assets on January 1, 2000 (the "January 2000 Loss"). The January 2000 Loss is expected to be recognized evenly over four years (i.e., approximately $120 million per year) beginning with the year 2000. The Company recognized one-fourth (i.e., approximately $30 million) of this year's portion of the January 2000 Loss during both the first and second quarter 2000. The Company expects to continue to recognize approximately $30 million of loss related to the January 2000 Loss in each quarter for the next four years. (See also "2000 Taxable Income (Loss)/Taxable Distribution Requirements" for a more complete discussion and Note 8 for a discussion of differences between financial statement net income (loss) and taxable income (loss)).

     A summary of the estimated first half 2000 net operating loss is as follows:


January 2000 Loss                                             $ 478 million
LESS:   Portion recognized in First Quarter 2000                (30) million
LESS:   Portion recognized in Second Quarter 2000               (30) million
                                                               -------------
Balance Remaining of January 2000 Loss to be Recognized       $ 418 million
                                                               =============

Taxable Income for the six months ended June 30, 2000 Before  $  27 million
  Recognition of January 2000 Loss
LESS:   January 2000 Loss Recognized in First Quarter 2000      (30) million
LESS:   January 2000 Loss Recognized in Second Quarter 2000     (30) million
                                                               -------------
Net Operating Losses for the six months ended June 30, 2000    ($33) million

Net Operating Loss through June 30, 2000                       ($33) million
Net Operating Loss Utilization                                  0.0
                                                               -------------
Net Operating Loss Carried Forward for Use in Future Periods   ($33) million
                                                               =============

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

Securities Trading Activities

     During late 1999, the Company began to trade mortgage-backed securities. In general, the Company trades in FNMA and FHLMC issued CMO tranches, as well as AAA rated CMBS. The Company seeks maximum total return through short term trading, consistent with prudent investment management. Returns from such activities consist primarily of capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, discount amortization, and other arbitrage opportunities as well as coupon interest income. For the six months ended June 30, 2000, trading gains and losses were immaterial; and, as of June 30, 2000, trading assets (reflected as Short Term Investments on the balance sheet) approximated $2.4 million.

Cash Flow

2000 versus 1999

     Net cash provided by operating activities decreased for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease was primarily due to an increase in restricted cash as compared to the same period last year. The increase in restricted cash was partially offset by a decrease in receivables and other assets.

     Net cash provided by investing activities decreased for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 due to a decrease in proceeds from mortgage securities dispositions and originated loan dispositions compared to the same period last year. These decreases were partially offset by an increase in proceeds from the sale of CMBS, net of associated debt. See Note 5 for further discussion of those sales.

     Net cash used in financing activities decreased for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 due to a decrease in principal payments on debt obligations, partially offset by a decrease in proceeds from debt issuances as compared to the same period last year.

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

     As of August 1, 2000, CRIIMI MAE had secured financing agreements with GACC, Merrill Lynch, and Citicorp with respect to certain of its CMBS. Certain of these lenders have registered the pledged securities in their own names. As a result, the trustee makes payments on such securities to the registered holder. Since the Chapter 11 filing occurred, certain registered holders withheld payments related to securities not registered to CRIIMI MAE. As previously discussed, the Company has entered into various agreements with these creditors. CRIIMI MAE Inc.'s restricted cash position has increased from approximately $7 million on October 5, 1998 to approximately $73.6 million as of June 30, 2000. Due to the uncertainty of the effects of the Chapter 11 filing on the business of the Company, pending litigation, material reorganization items to be incurred during the pendency of the bankruptcy and numerous other factors beyond the Company's control, no assurance can be given that the Company's cash flow will be sufficient to fund operations for any specified period while the Company is in bankruptcy.

     Under CRIIMI MAE's Plan, a portion of the Recapitalization Financing is expected to result from the CMBS Sale. The remaining CMBS subject to the CMBS Sale had a fair value and amortized cost of approximately $204 million and $198 million, respectively, as of June 30, 2000. The Company first filed a plan with the Bankruptcy Court in the fourth quarter of 1999 and during that same quarter CRIIMI MAE began marketing for sale the CMBS subject to the CMBS Sale. CRIIMI MAE sold a portion of these bonds in February 2000 and April 2000 and intends to enter into additional agreements during 2000 to sell the remaining CMBS subject to the CMBS Sale, although there can be no assurance that such bonds will be sold. As the Company decided in the fourth quarter of 1999 to sell the CMBS subject to the CMBS Sale and it does not expect the value of these bonds to significantly recover before the future sale dates, the Company has recognized approximately $162 million of other than temporary impairment related to these CMBS cumulatively, through earnings through the first six months of 2000. (See
Note 5 to the Financial Statements for a discussion regarding CMBS sales through August 2000.) The Company also intends to sell its interest in CMO-IV as part of the Plan, although there can be no assurance that the CMO-IV Sale will be completed.

     In July 2000, the Company decided that, as part of the Plan, it would sell the remaining $53 million face amount of assets from CMO-IV that it currently owns. The proceeds would be used to pay down the variable rate debt secured by certain securities from CMO-IV with any remaining proceeds retained by the
Company.   Upon the sale of these assets, CRIIMI MAE will no longer have any economic interest in CMO-IV. CRIIMI MAE, as the owner of the issuer's equity of CMO-IV, holds the call options related to the $442.5 million (original face amount) of previously issued securities that are currently classified as securitized debt on the Company's balance sheet. Upon the sale of the issuer's equity, CRIIMI MAE will no longer own these call options and, as a result, the securitization will no longer qualify as a financing under SFAS 125. As a result, all assets (Investment in Originated Loans and related deferred financing costs) and liabilities (Collateralized mortgage obligations - Originated Loans and a portion of variable rate secured borrowings - CMBS) related to the securitization will be removed from CRIIMI MAE's balance sheet upon the sale of the issuer's equity. If the sale of CRIIMI MAE's economic interest in CMO-IV took place as of June 30, 2000, based on the June 30, 2000 balance sheet and estimated fair values, the Company would recognize an approximate $24 million loss for financial statement purposes and an approximate $23 million loss for tax purposes.

     The value of the Company's Subordinated CMBS and government-insured securities is based upon the combined yield of current treasury rates and the current spread above treasury rates that an investor would require in a purchase transaction. During the six months ended June 30, 2000, the required spreads above treasury rates were substantially unchanged on a total portfolio basis. However, treasury rates decreased, generally, from December 31, 1999 which, when combined with the required spreads, resulted in an aggregate $13.7 million net increase in the value of the Company's portfolio of CMBS and FHAs and GNMAs from December 31, 1999 to June 30, 2000.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit No.              Description
     -----------              -----------
        27               Financial Data Schedule (filed herewith)

        99(a) Stipulation Resolving Objection to Shareholder Plaintiffs to Debtors' Amended Joint Disclosure Statement entered April 24, 2000 (filed herewith).

        99(b) Expedited motion to Clarify Order Granting Authority for Debtor to take necessary action to implement sale of Brick Church Property entered by the United States Bankruptcy Court on June 26, 2000 (filed herewith).

        99(c) Order and Ruling Upon Objection to Debtors' Second Amended Disclosure Statement entered by the United States Bankruptcy Court for the District of Maryland, Greenbelt on July 12, 2000 and Memorandum Opinion entered by the United States Bankruptcy Court for the District of Maryland, Greenbelt on July 12, 2000 (filed herewith).

        99(d) Motion for Entry of an Order Amending Stipulation and Agreed Order Selling certain Commercial Mortgage-Backed Securities to German American Capital Corporation Free and Clear of Liens, Claims and Encumbrances entered August 3, 2000 (filed herewith).

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

                                           CRIIMI MAE INC.


/s/ August 11, 2000                            /s/ Cynthia O. Azzara
-------------------                        -----------------------------
DATE                                       Cynthia O. Azzara
                                           Senior Vice President,
                                           Principal Accounting Officer
                                            and Chief Financial Officer

                                                                   EXHIBIT 99(A)

                     IN THE UNITED STATES BANKRUPTCY COURT
                         FOR THE DISTRICT OF MARYLAND
                                 At Greenbelt

__________________________________________
                                          )
                                          )
In re                                     )
                                          )
                                          )
                                          )
CRIIMI MAE Inc., et al.,                  )  Chapter 11
                                          )  Case Nos. 98-2-3115(DK)
     Debtors.                             )  through 98-2-3117 (DK)
                                          )  (Jointly Administered)
__________________________________________)

                      STIPULATION RESOLVING OBJECTION OF
                           SHAREHOLDER PLAINTIFFS TO
                  DEBTORS' AMENDED JOINT DISCLOSURE STATEMENT
                  -------------------------------------------

     It is hereby stipulated and agreed (the "Stipulation") by and between CRIIMI MAE Inc. (the "Debtor") and the plaintiffs in the consolidated class action entitled In re CRIIMI MAE Inc. Securities Litigation, DKC 98-3373 (the "Shareholder Plaintiffs"), by their respective undersigned counsel, as follows:

     1. The Debtor has agreed to amend the Second Amended Plan of Reorganization and [Proposed] Amended Joint Disclosure Statement (the "Disclosure Statement") with respect thereto to include therein the paragraph attached hereto as Exhibit 1.

     2. Based upon the foregoing, the Shareholder Plaintiffs agree that their Objection to the Disclosure Statement is resolved.

     3. The Stipulation is made without prejudice to the rights of the Shareholder Plaintiffs, if any, to raise objections to the confirmation of the Debtors' Amended Joint Plan of Reorganization.

     4. The undersigned counsel hereby represent and certify that they are authorized to enter into this Stipulation on their behalf clients.

Dated: April _____, 2000


                              _____________________________________
                              Richard L. Wasserman (MD Fed. Bar No. 02784)
                              Venable, Baetjer and Howard, LLP
                              1800 Mercantile Bank and Trust Bldg.
                              2 Hopkins Plaza
                              Baltimore, Maryland 21201
                              (410) 244-7400



                              _____________________________________
                              Mark D. Taylor (MD Fed. Bar No. 013418)
                              Akin, Gump, Strauss, Hauer & Feld, L.L.P.
                              1333 New Hampshire Avenue, N.W.
                              Washington, D.C. 20036
                              (202) 887-4000

                              Co-Counsel to CRIIMI MAE Inc.



                              _____________________________________
                              Michael S. Etkin
                              Lowenstein, Sandler, P.C.
                              65 Livingston Avenue
                              Roseland, New jersey 07068
                              (973) 597-2500

                              Bankruptcy Counsel to Shareholder Plaintiffs

                            CERTIFICATE OF SERVICE
                            ----------------------

     I HEREBY CERTIFY that a copy of the foregoing Stipulation resolving Objection of Shareholder Plaintiffs to Debtors' Second Amended Joint Disclosure Statement was mailed, first class, postage prepaid, this _____ day of April, 2000, to:


                         Michael St. Patrick Baxter, Esquire
                         Covington & Burling
                         1201 Pennsylvania Avenue, NW.
                         Washington, D.C.  20044

                         Daniel M. Lewis, Esquire
                         Arnold & Porter
                         555 Twelfth Street, N.W.
                         Washington, D.C.  20004-1206

                         Paul M. Nussbaum, Esquire
                         Whiteford, Taylor & Preston L.L.P.
                         Seven St. Paul Street
                         Suite 1400
                         Baltimore, Maryland  21202

                         Clifford J. White, III, Esquire
                         Assistant United States Trustee
                         Office of the United States Trustee
                         6305 Ivy Lane, Suite 6000
                         Greenbelt, Maryland  20770

                         Morton A. Faller, Esq.
                         Schulman, Rogers, Gandal, Pordy
                           & Ecker, P.A.
                         11921 Rockville Pike, 3/rd/ Floor
                         Rockville, MD 20852-2743



                                              _____________________________
                                              Mark D. Taylor

                                   EXHIBIT 1
                                   ---------

     On the Effective Date, each of the Debtors shall release unconditionally, and hereby is deemed to release unconditionally (i) each of the Debtors, then-current and former officers, directors, shareholders, employees, consultants, attorneys, accountants, financial advisors and other representatives (solely in their capacities as such) (collectively, the Debtor Releasees") and (ii) the Committees and, solely in their capacity as members or representatives of the Committees, each member, consultant, attorney, accountant, financial advisor or other representative of the Committees (collectively, the "Committee Releasees") from any and all claims, obligations, suits, judgements, damages, rights, causes of action and liabilities whatsoever, whether known or unknown, foreseen or unforeseen, existing or hereafter arising, in law, equity or otherwise, based in whole or in part upon any act or omission, transaction, event or other occurrence taking place on or after the Petition Date and up to and including the Effective Date in any way relating to the Reorganization Cases, the Plan or the Disclosure Statement.

     On the Effective Date, each Holder of a Claim or Interest shall be deemed to have unconditionally released the Debtor Releasees and the Committee Releasees from any and all claims, obligations, suits, judgments, damages, rights, causes of action and liabilities whatsoever which any such holder may be entitled to assert, whether known or unknown, foreseen or unforeseen, existing or hereafter arising, in law, equity or otherwise, based in whole or in part upon any act or omission, transaction, event or other occurrence taking place on or after the Petition Date and up to and including the Effective Date in any way relating to the Reorganization Cases, the Plan or the Disclosure Statement, excepting, however, from such release any obligation owing to a Holder of an Allowed Claim or Allowed Interest provided for in this Plan or the Confirmation Order.

                     IN THE UNITED STATES BANKRUPTCY COURT
                         FOR THE DISTRICT OF MARYLAND
                             (Greenbelt Division)


________________________________________
                                        )
                                        )
In re                                   )
                                        )
CRIIMI MAE Inc., et al.,                )    Chapter 11
                                        )    Case Nos. 98-2-3115(DK)
           Debtors.                     )    through 98-2-3117(DK)
                                        )    (Jointly Administered)
                                        )
________________________________________)

             ORDER AMENDING STIPULATION AND AGREED ORDER SELLING
                 CERTAIN COMMERCIAL MORTGAGE-BACKED SECURITIES
                  TO GERMAN AMERICAN CAPITAL CORPORATION FREE
                  AND CLEAR OF LIENS, CLAIMS AND ENCUMBRANCES
                  -------------------------------------------

          Upon consideration of the Motion for Entry of an Order Amending Stipulation and Agreed Order Selling Certain Commercial-Mortgage Backed Securities to German American Capital Corporation Free and Clear of Liens, Claims and Encumbrances (the "Motion"), good cause having been shown, it is this ______ day of _____, 2000, by the United States Bankruptcy Court for the District of Maryland, sitting in Greenbelt, hereby

          ORDERED, that the Motion be, and the same hereby is, GRANTED; and it is further,

          ORDERED, that the Stipulation and Agreed Order Selling Certain Commercial-Mortgage Backed Securities to German American Capital Corporation Free and Clear of Liens, Claims and Encumbrances be, and the same hereby is, AMENDED to permit the adjustment in the purchase price as set forth in the Motion.

                                   ________________________________________
                                   DUNCAN W. KEIR
                                   United States Bankruptcy Judge

cc:  Gregory A. Cross, Esquire
     Venable, Baetjer And Howard, LLP
     1800 Mercantile Bank & Trust Building
     2 Hopkins Plaza
     Baltimore, Maryland 21201

     Daniel M. Lewis, Esquire
     Arnold & Porter
     555 Twelfth Street, N.W.
     Washington, D.C. 20044

     Michael St. Patrick Baxter, Esquire
     Covington & Burling
     1201 Pennsylvania Avenue, N.W.
     Washington, D.C. 20004

     John F. Horstmann, Esquire
     Duane, Morris & Heckscher
     1 Liberty Place
     Philadelphia, PA 19103

     Michael B. Benner, Esquire
     Richard G. Mason, Esquire
     Wachtell, Lipton, Rosen & Katz
     51 West 52nd Street
     New York, New York 10019

     Clifford J. White, III, Esquire
     Office of U.S. Trustee
     6305 Ivy Lane
     Greenbelt, Maryland 20770

                                                                   EXHIBIT 99(b)


                        UNITED STATES BANKRUPTCY COURT
                            DISTRICT OF MARYLAND
                             Greenbelt Division

                                                     *

In re:                                               *

CRIIMI MAE Inc., et al.,                             *
                                          Case Nos. 98-23115 -98-23117
     Debtors.
                                          (Chapter 11)

*        *        *         *        *        *        *       *        *     *

   EXPEDITED MOTION TO CLARIFY ORDER GRANTING AUTHORITY FOR DEBTOR TO TAKE
       NECESSARY ACTIONS TO IMPLEMENT SALE OF BRICK CHURCH PROPERTY

     CRIIMI MAE Inc. ("CMI"), debtor and debtor-in-possession herein, by and through its undersigned counsel, files this Motion to Clarify Order Granting Authority for Debtor to Take Necessary Actions to Implement Sale of Brick Church Property, (the "Motion"), pursuant to Section 363 of the Bankruptcy Code, and in support thereof, states as follows:

     1. This Court has jurisdiction over this Motion pursuant to 28 U.S.C. Sec. 157 and 1334. Venue is proper pursuant to 28 U.S.C. Sec. 1409. This is a core proceeding pursuant to 28 U.S.C. Sec. 157(b)(2).

     2. CRIIMI MAE Brick Church, Inc. ("Brick Church"), a Maryland corporation, is a wholly owned, non-debtor subsidiary of CMI. The sole asset owned by Brick Church is a commercial lot, motel building and associated personal property located at 2401 Brick Church Pike, Nashville, Tennessee 37207 (the "Property").

     3. The Property is operated as a Holiday Inn Express franchise.

     4. The Property is encumbered by a Deed of Trust, Assignment of Rents and Security Agreement (the "Deed of Trust") in favor of Citicorp Real Estate, Inc. ("CREI") dated January 16, 1998. The Deed of Trust secures a promissory note in the amount of $1,750,000 (the "Note").

     5. CMI guaranteed the obligations of Brick Church to CREI.

     6. CREI is alleging that a default has occurred and is demanding immediate payment.

     7. On September 24, 1999, Brick Church signed a Contract for Sale and Purchase of Real and Personal Property ("the Original Contract") of the Property at a price of $4,300,000 to Himanshu Patel, Manisha Patel, Prakash N. Shah and Ketki P. Shah (the "Purchasers"). A copy of the Original Contract is attached as Exhibit A.

     8. As the sole stockholder of Brick Church, CMI must approve the sale of the Property in order for the sale to be duly authorized under applicable corporate law.

     9. On October 1, 1999, CMI filed a Motion Seeking Authority to take Necessary Actions to Implement the Sale of Brick Church Property (the "Corporate Formalities Motion").

     10. On October 1, 1999, notice of the Corporate Formalities Motion was sent to all necessary parties pursuant to Rule 2002(a) of the Federal Rules of Bankruptcy Procedure.

     11. The Court entered an Order granting the Corporate Formalities Motion on October 25, 1999, and authorized CMI to take all corporate actions necessary to accomplish the sale pursuant to the terms of the Original Contract.

                            PRICE AND PROCEEDS

     12. The sale of the Property pursuant to the Original Contract was anticipated to produce sufficient income to pay the Note in full and other debts of Brick Church, and would have produced approximately $2,200,000 in excess proceeds to the bankruptcy estate. CMI would thereafter have had no further financial obligations associated with Brick Church or the Property.

     13. Pursuant to the Original Contract, one of the conditions to closing was the ability of the Purchasers to obtain a new franchise agreement with Holiday Inn for the operation of the business. See Exhibit A at p. 2.

     14. The Property failed to satisfy certain franchise requirements, and several repairs were made to the Property in an effort to preserve the Holiday Inn franchise. Unfortunately, it is unclear if Brick Church will be able to maintain the Holiday Inn franchise.

     15. The Purchasers, however, have agreed to go forward with the transaction and signed a revised contract of sale on May 5, 2000 (the "Revised Contract"). A copy of the Revised Contract together with an addendum thereto is attached as Exhibit B.

     16. CMI was not a party to the Original Contract and is not a party to the Revised Contract. Under the terms of the Revised Contract, CMI will continue to be relieved of any further obligation associated with the Brick Church Property, but will receive less proceeds than under the Original Contract.

     17. As a consequence of costs incurred making necessary repairs to the property prior to closing, costs incurred for property taxes, accounts payable, and carrying costs, the net proceeds to CMI from the sale may be as low as $650,000, rather than the $2,200,000 anticipated under the Original Contract.

                            CLARIFICATION REQUESTED

     18. CMI is requesting a further Order of the Court because the original Order Granting Authority to Debtor to Take Necessary Actions to Implement Sale of Brick Church Property (which was submitted by the Debtor) referred to the proceeds being received by CMI pursuant to the Original Contract. The attached proposed form of Order simply authorizes the Debtor to take necessary corporate actions to implement the Revised Contract.

     19. CMI respectfully submits that the proposed sale of the Property is necessary and appropriate and a sound exercise of business judgment by CMI. CMI believes that good cause and sound business reasons exist for proceeding promptly with the sale of the Property and that the proposed sale is in the best interest of the estates and all parties in interest.

     20. Because the terms of the sale do not require Court approval and the net effect of the sale (e.g., removing a $1.7 million liability from the books of CMI) is unchanged, CMI does not believe that its request for court approval to take necessary corporate actions requires additional notice to the creditors of CMI.

     21. Pursuant to the Revised Contract, the parties anticipate that closing will occur on or before July 14, 2000. For this reason, the Debtor respectfully requests that the Court consider this Motion on an expedited basis.

     22. Both the Official Committee of Equity Security Holders of CMI and the Official Unsecured Creditors' Committee have consented to the terms of the sale and the accompanying proposed Order.

     WHEREFORE, CMI requests that this Court enter an Order (i)-allowing CMI to take all corporate actions necessary to accomplish the sale of the Property pursuant to the terms set forth in the Revised Contract and as clarified in this Motion, and (ii) granting CMI such other and further relief as the Court deems just and proper.

DATED:  June _____, 2000.           _____________________________________
                                    Richard L. Wasserman
                                    Federal Bar No. 02784
                                    Gregory A. Cross
                                    Federal Bar No. 04571-G
                                    Carrie B. Weinfeld
                                    Federal Bar No. 25365
                                    Venable, Baetjer and Howard, LLP
                                    1800 Mercantile Bank and Trust Building
                                    Two Hopkins Plaza
                                    Baltimore, Maryland 21201-2978
                                    (410) 244-7400

                                    Co-Counsel for CRIIMI MAE Inc.
                                    Debtor-in-Possession


                                    ___________________________
                                    Daniel M. Lewis
                                    Michael L. Bernstein
                                    Arnold & Porter
                                    555 Twelfth Street, N.W.
                                    Washington, D.C. 20036
                                    (202) 942-5500

                                    Counsel for the Official Committee
                                    of Unsecured Creditors of CRIIMI MAE Inc.


                                    _____________________________
                                    Michael St. Patrick Baxter
                                    Covington and Burling
                                    1201 Pennsylvania Avenue, N.W
                                    Washington, D.C. 20044
                                    (202) 662-5164

                                    Counsel for the Official Committee
                                    of Equity Equity Security Holders
                                    of CRIIMI MAE Inc.

                           CERTIFICATE OF SERVICE


     I HEREBY CERTIFY that on this ___ day of June, 2000, a copy of the Motion to Clarify Order Granting Authority for Debtor to Take Necessary Actions to Implement Sale of Brick Church Property, together with a proposed Order thereon, were sent via first class mail, postage prepaid, to the following parties:

                                    Clifford J. White, III, Esquire
                                    Office of U.S. Trustee
                                    6305 Ivy Lane
                                    Greenbelt, Maryland  20770

                                    Daniel M. Lewis
                                    Michael L. Bernstein
                                    Arnold & Porter
                                    555 Twelfth Street, N.W.
                                    Washington, D.C. 20036

                                    Michael St. Patrick Baxter
                                    Covington and Burling
                                    1201 Pennsylvania Avenue, N.W
                                    Washington, D.C. 20044





                                                     __________________________
                                                     Carrie B. Weinfeld

                       UNITED STATES BANKRUPTCY COURT
                            DISTRICT OF MARYLAND
                            Greenbelt Division

In re:                                               *

CRIIMI MAE Inc., et al.,                             *
                                           Case Nos. 98-23115 -98-23117 Debtors.
                                  *        (Chapter 11)

*        *       *        *        *        *        *       *        *      *

                    REVISED ORDER GRANTING AUTHORITY TO
                     DEBTOR TO TAKE NECESSARY ACTIONS
               TO IMPLEMENT SALE OF BRICK CHURCH PROPERTY

     Upon consideration of the Motion Seeking Authority for Debtor to Take Necessary Actions to Implement Sale of Brick Church Property, proper notice having been given and good cause having been shown, it is this ______ day of _____, 2000, by the United States Bankruptcy Court for the District of Maryland, sitting in Greenbelt, hereby

     ORDERED, that the Motion be, and the same hereby is, GRANTED; and it is further,

     ORDERED, that CMI be, and the same hereby is, AUTHORIZED to approve the sale of the Property as defined in the Motion and to undertake all necessary corporate formalities to accomplish the sale pursuant to the terms of the Contract for Sale and Purchase of Real and Personal Properties that is attached as Exhibit B to the Motion and all amendments thereto.

                                     ________________________________________
                                     DUNCAN W. KEIR
                                     United States Bankruptcy Judge

cc:      Gregory A. Cross, Esquire
         Venable, Baetjer And Howard, LLP
         1800 Mercantile Bank & Trust Building
         2 Hopkins Plaza
         Baltimore, Maryland 21201

         Daniel M. Lewis, Esquire
         Arnold & Porter
         555 Twelfth Street, N.W.
         Washington, D.C. 20044

         Michael St. Patrick Baxter, Esquire
         Covington & Burling
         1201 Pennsylvania Avenue, N.W.
         Washington, D.C. 20004

         Clifford J. White, III, Esquire
         Office of U.S. Trustee
         6305 Ivy Lane
         Greenbelt, Maryland  20770

                                                                   EXHIBIT 99(c)

                     IN THE UNITED STATES BANKRUPTCY COURT
                         FOR THE DISTRICT OF MARYLAND
                                 at Greenbelt

IN RE:                        *
                              *
CRIIMI MAE, INC., et al.      *    CASE NO. 98-2-3115-DK
                  -----
                              *    CHAPTER 11
     Debtor(s).               *
                              *

--------------------------------------------------------------------------------

                  ORDER AND RULING UPON OBJECTION TO DEBTORS'
                  -------------------------------------------
                      SECOND AMENDED DISCLOSURE STATEMENT
                      -----------------------------------

     For the reasons set forth in the accompanying memorandum opinion entered on even date herewith, the court finds that debtors' disclosure statement does not fail as a matter of law for either of the two reasons argued by creditor Solomon Smith Barney, (that the plan (i) proposed an illegal use of SSB's property; or (ii) that the plan could not be confirmed over SSB's objection without compliance with 11 U.S.C. ~ 1129(b) (2) (A) (ii)).

     There remains a dispute of material fact, however, regarding the ownership of the Disputed Securities. The parties additionally dispute whether debtors' treatment of SSB's claim meets the indubitable equivalence test of 1129(b) (2)
(A) (iii). Finally, the debtors have not yet submitted all the technical amendments to the disclosure statement, proposed form of ballots, and proposed voting procedures agreed to by the parties at the disclosure statement hearing on April 25, 2000.

     It is therefore, by the United States Bankruptcy Court for the District of Maryland,

     ORDERED that debtors shall submit modifications addressing the above issues to the Second Amended Disclosure Statement within 7 days from date of entry of this Order, providing chambers and all interested parties with a red-line copy of all changes submitted.

     Upon consideration of the modifications, if the court determines that the modifications adequately address all issues, the modified Second Amended Disclosure Statement shall be approved, and the court shall at that time issue an order setting the time for the hearing on confirmation.

Date Signed: _______________                  __________________________
                                              DUNCAN W. KEIR, Judge
                                              United States Bankruptcy
                                              Court for the District of Maryland

cc:  Richard L. Wasserman, Esq.
     Venable, Baetjer and Howard, LLP
     1800 Mercantile Bank & Trust Bldg.
     2 Hopkins Plaza
     Baltimore, MD 21201

     Judy G.Z. Liu, Esq.
     Weil, Gotshal, Manges, LLP
     767 Fifth Avenue
     New York, NY 10153

     Troy C. Swanson, Esq.
     Kincaid, Cohen & Swanson, PC
     800 North Charles Street, Suite 400
     Baltimore, ND 21201

     Stanley J. Samorajczyk, Esq.
     Akin, Gump, Strauss, Hauer & Feld, L.L.P.
     1333 New Hampshire Avenue, N.W., Suite 400
     Washington, D.C. 20036

     Daniel M. Lewis, Esq.
     Arnold & Porter
     555 Twelfth Street, N.W.
     Washington, DC. 20004-1206

     Michael St. Patrick Baxter, Esq.
     Covington & Burling
     1201 Pennsylvania Avenue, N.W.
     Washington, D.C. 20044-7566

     Paul M. Nussbaum, Esq.
     Whiteford, Taylor & Preston, LLP
     Seven Saint Paul Street, Suite 1400
     Baltimore, MD 21202-1626

     Morton A. Faller, Esq.
     Shulman, Rogers, Gandal, Pordy & Ecker, P.A.
     11921 Rockville Pike, 3~ Floor
     Rockville, MD 20852-2743

     Charles F. Lettow. Esq.
     Cleary, Gottlieb, Steen & Hamilton
     2000 Pennsylvania Avenue, N.W.
     Washington, D.C. 20006-1801

     Thomas J. Maloney, Esq.
     Cleary, Gottlieb, Steen & Hamilton
     One Liberty Plaza
     New York, NY 10006-1404

     David R. Kuney, Esq.
     Brown & Wood LLP
     1666 K. St. N.W.
     Washington, D.C. 20006

     A. Robert Pietrzak, Esq.
     Brown & Wood LLP
     One World Trade Center
     New York, NY 10048-0557

     Ira S. Sacks, Esq.
     Fried Prank Harris Shriver & Jacobson
     One New York Plaza
     New York, NY 10004-1980

     Jeffrey L. Schwartz, Esq.
     Hahn & Hesson LLP
     Empire State Building
     350 Fifth Avenue
     New York, NY 10118

     Bradford F. Englander, Esq.
     Linowes & Blocher LLP
     1010 Wayne Avenue, 10th Floor
     Silver Spring, MD 20910-5600

     John H. Culver, III
     NationsBank Corporate Center, Suite 4200
     100 North Tryon Street
     Charlotte. NC 28202-4006

     David N. Roberts
     Angelo, Gordon & Co.
     245 Park Avenue, 26th Floor
     New York, NY 10167

     Peter Chapman
     24 Pericaris Place
     Trenton, NJ 08618

     Christopher Beard, Esq.
     Beard & Beard
     4601 North Park Avenue
     Chevy Chase, MD 20815

     Michael B. Benner, Esq.
     Watchell, Lipton, Rosen & Katz
     51 West 52~ Street
     New York, NY 10019

     Daniel M. Litt, Esq.
     Dickstein Shapiro Morin & Oshinsky, LLP
     2101 L Street, N.W.
     Washington, D.C. 20037-1526

     John F. Horstmann, Esq.
     Duane, Norris & Heckscher LLP
     4200 One Liberty P1.
     Philadelphia, PA 19103-7396

     Daniel W. Sklar, Esq.
     Peabody & Brown
     889 Elm Street
     Manchester, NH 03101

     Deborah L. Thaxter, Esq.
     Peabody & Brown
     101 Federal Street
     Boston, MA 02110

     Richard M. Kremen, Esq.
     Piper, Marbury, Rudnick & Wolfe LLP
     6225 Smith Avenue
     Baltimore, ND 21209-3600

     Robert L. Bodansky, Esq.
     Nixon, Hargrave, Devans & Doyle, LLP
     Suite 700, One Thomas Circle
     Washington, D.C. 20005

     Mark N. Polebaum, Esq.
     Hale & Dorr, LLP
     60 State Street
     Boston, MA 02109

     Michelle Chrein, Esq.
     Kasowitz & Benson
     1301 Avenue of the Americas
     New York, NY 10019

     Prudential Securities Credit Corp.
     c/o Vincent T. Pica II, President
     One New York Plaza, 18th Floor
     New York, NY 10292

     Standich, Ayer & Wood, Inc.
     c/o Pierre Y. Chung, Asst. Vice President
     One Financial Center
     Boston, MA 02111

     Riggs Bank, NA
     c/o Al Serafino
     808 17/th/ Street, N.W.
     Washington, D.C. 20006

     Conseco Capital Management, Inc.
     c/o Eric Johnson
     11825 North Pennsylvania Street
     Carmel, IN 46032

     RER Resources, LP
     c/o Bruce M. Levy, Vice Chairman
     950 Herndon Parkway, Suite 200
     Herndon, VA 20170

     Charles Koehler
     P.O. Box 394
     Bowling Green, OH 43402-0394

     Vickie Corbitt, Esq.
     Legal Office
     Tennessee Department of Revenue
     312 8/th/ Avenue North
     27th Floor
     Nashville, TM 37243

     Bruce Lane. Esq.
     Peabody & Brown
     1225 23/rd/ Street, N.W.
     Washington, D.C. 20037

     Andrews Office Products
     8400 Ardwick Ardmore Road
     Landover, MD 20785-2301

     The Ad Solution
     11810 Parklawn Drive
     Rockville, MD 20852

     Dun & Bradstreet
     c/o John Haiser
     600 East Jefferson Street, Suite 300
     Rockville, MD 20852

     Lawrence D. Coppel, Esq.
     Gordon, Feinblatt, Rothman
     Hoffberger & Hollander, LLC
     233 East Redwood Street
     Baltimore, MD 21202

     Bill Wang
     Amroc Investments, Inc.
     335 Madison Ave., 26th Floor
     New York, NY 10017

     Susan R. Sherrill
     U.S. Securities & Exchange Commission
     Atlanta District Office
     3475 Lenox Road, N.E., Suite 1000
     Atlanta, GA 30326-1232

     Linda V. Donhauser, Esq.
     Miles & Stockbridge, PC
     10 Light Street
     Baltimore, MD 21202

     George Keilman, Esq.
     8200 Jones Branch Dr. - MS 202
     McLean, VA 22102

     Robert R. Smith, Esq.
     111 Cathedral Street
     P.O. Box 827
     Annapolis, MD 21404-0827

     Robert A. Gutkin, Esq.
     Pillsbury, Madison & Sutro, LLP
     1100 New York Avenue, N.W.
     Ninth Floor, East Tower
     Washington, D.C. 20005-3918

     A. David Minnick, Esq.
     Pillsbury, Madison & Sutro, LLP
     235 Montgomery Street
     San Francisco, CA 94101

     Christine Rotter
     Wells Fargo Bank
     555 Montgomery Street, 10/th/ Floor
     San Francisco, CA 94111

     Daniel J. Hartnett, Esq.
     McDermott, Will & Emery
     227 West Monroe Street
     Chicago, IL 60606-5096

     Melvin White, Esq.
     McDermott, Will & Emery
     600 13th Street, N.W.
     Washington, D.C. 20005-3096

     Fred D. Ross
     11901 Greenleaf Avenue
     Potomac, MD 20854-3319

     Amanda D. Darwin, Esq.
     Peabody & Arnold, LLP
     50 Rowes Wharf
     Boston, Massachusetts 02110

     G. Christian Ulrich
     First Union National Bank
     NC 0737
     301 South College St., DC-5
     Charlotte, N.C. 28288-0737

     Sprint Business
     Attn:  Bankruptcy
     8330 Ward Parkway
     Kansas City, Missouri 64114

     Lauri E. Cleary, Esq.
     Lerch, Early & Brewer, Chartered
     3 Betbesda Metro Center, Suite 380
     Bethesda, MD 20814-5367

     Thomas P. Ogden, Esq.
     Davis Polk & Wardwell
     450 Lexington Avenue
     New York, NY 10017

     Kenneth C. Davies, Esq.
     Wright, Constable & Skeen, L.L.P.
     100 N. Charles Street, 16th Floor
     Baltimore, MD 21201

     Robert T. Pace, Esq.
     800 Silverado Street, Second Floor
     La Jolla, CA 92037

     Barry J. Dichter, Esq.
     Cadwalader, Wickersham & Taft
     1333 New Hampshire Avenue, N.W.
     Suite 700
     Washington. D.C. 20036

     Clifford J. White, III, Esq.
     Office of the United States Trustee
     6305 Ivy Lane, Suite 600
     Greenbelt, MD 20770

                     IN THE UNITED STATES BANKRUPTCY COURT
                         FOR THE DISTRICT OF MARYLAND
                                 at Greenbelt

IN RE:                      *
                            *
CRIIMI MAE, INC., et al.    *           CASE NO. 98-2-3115-DK
                  -- --
                            *           CHAPTER 11
     Debtor(s).             *
                            *

 -------------------------------------------------------------------------------

                               MEMORANDUM OPINION
                               ------------------

     On March 31, 2000, the debtors, CRIIMI MAE, Inc., CRIIMI MAE, Management, Inc., and CRIIMI MAE Holdings II, L.P., filed the Second Joint Amended Plan and its Amended Disclosure Statement. By Order entered February 7, 2000, this court set a hearing to consider approval of the previous filed Disclosure Statement and directed debtors to give notice of the filing of Disclosure Statement and hearing. On April 25, 2000, debtors filed with the court a Third Amended Joint Plan and Second Amended Disclosure Statement and requested that the court consider approval of the Second Amended Disclosure Statement (hereinafter "Disclosure Statement"). After a review of the Disclosure Statement in comparison with the Joint Amended Disclosure Statement, the court determined that the modifications were not material and therefore there was no required re-noticing of the Disclosure Statement before the court would conduct the hearing to consider approval.

     Although initially a number of objections were filed to the Amended Joint Disclosure Statement, at the hearing on April 25, 2000 (the "Hearing"), only Citicorp Securities, Inc./Solomon Smith Barney ("SSB")/1/ appeared and argued in opposition to approval of the


________________________
/1/ Pursuant to a Stipulation and Order entered by this court on December 18, 1998, Salomon Smith Barney, Inc. is the successor-in-interest to CitiCorp Securities, Inc.

Disclosure Statement. All other objections had been withdrawn in light of the changes set forth in the Disclosure Statement, with the exception of a hand-written objection filed by shareholder, Thomas Gill. For the reasons set forth orally by the court on the record at the Hearing, the objection to approval of Disclosure Statement by Thomas Gill was denied.

     SSB argued three issues at the Hearing. Subject to the opportunity to more closely study the last minute revisions set forth in the Disclosure Statement, SSB indicated that the revisions appeared to remedy additional issues that had been raised in its written objection.

     The issues argued by SSB are as follows:

     1. SSB asserts that it is the owner of certain securities which it holds under a Master Repurchase Agreement dated August 1, 1997 and Annexes thereto (collectively, the "Repo Agreement"). SSB further asserts that debtor CRIIMI MAE, Inc. ("CMI") has no right of ownership in those securities. The plan provides for the sale by CMI of some of the securities (the "Disputed Securities"), on or before the confirmation date, to create funds necessary to make disbursements under the plan. If CMI is not the owner of the Disputed Securities, SSB concludes that CMI cannot legally sell the securities and therefore as a matter of law the plan cannot be confirmed.

     2. SSB asserts that should the court determine that it holds a security interest in the Disputed Securities, as opposed to an ownership interest, and that the obligations and arrangements under the Repo Agreement constitute a secured lending, the sale by CMI of the Disputed Securities, without affording to SSB a right to credit bid pursuant to 11 U.S.C. (S) 363(k), cannot constitute fair and equitable treatment of its secured claim as required by 11 U.S.C. (S) 1129 (b) (2). SSB asserts that any sale of the collateral of a dissenting class of secured claim must be governed by section 1129 (b) (2) (A) (ii). In response debtors argue that the proposed sale of the Disputed Securities and other terms of the plan, provide SSB the indubitable equivalent of its claim under section 1129 (b) (2) (a)
(iii). Therefore, debtors conclude that the plan can be confirmed without compliance with the credit bid requirement incorporated into section 1129 (b)
(2) (A) (ii).

     3. SSB asserts that the treatment of its claim, consisting of the payment to it of a portion of the proceeds from the sale of the Disputed Securities, and a portion of proceeds derived from the Disputed Securities currently held in an interpleader fund, (with the use by the debtors of the remaining proceeds from these sources to pay other claims), the amortized payment of the remaining approximate $35 Million Dollars of its claim over 4 years, (with a provision for replacement or additional collateral), does not constitute the indubitable equivalent of its claim. SSB concludes that the plan cannot be confirmed under 1129 (b) (2) (A) (iii).

     At a scheduling conference prior to the Hearing, the court informed the parties that objections to confirmation of the plan, as opposed to the adequacy of disclosure of information in the Disclosure Statement, would not be heard and determined at the Hearing, with limited exceptions. The exception announced was that the court (time permitting) would hear and determine objections to confirmation arising solely as a dispute of law and for which determination there was no material dispute of fact. "It is now well accepted that a court may disapprove of a disclosure statement, even if it provides adequate information about a proposed plan, if the plan could not possibly be confirmed." In re Main
                                                                     ----------
Street AC, Inc., 234 B.R. 771, 775 (Bankr. N.D. Cal. 1999) (citing, In re Allied
----------------------------------                                  ------------
Gaming Management, Inc., 209 B.R. 201, 202 (Bankr. W.D. La. 1977); In re Curtis
----------------------                                             ------------
Center Ltd. Partnership, 195 B.R. 631, 638 (Bankr. E.D. Pa. 1996); In re 266
-----------------------                                            ---------
Washington Assocs., 141 B.R.. 275, 288 (Bankr. E.D.N.Y. 1992); In re Bjolmes
-----------------                                              -------------
Realty Trust, 134 B.R. 1000, 1002 (Bankr. D. Mass. 1991)).
------------

     In its argument before the court at the Hearing, SSB asserted that confirmation of the plan must be denied as a matter of law upon either and each of the first two enumerated issues set forth above. SSB conceded that the third issue, indubitable equivalence, is a question of fact, not determinable without an evidentiary hearing. See In re James Wison Assocs., 965 F.2d 160, 172 (7/th/
                        --- -------------------------
Cir. 1992) ("question of whether the interest received by a secured creditor under a plan of reorganization is the indubitable equivalent of his lien is one of fact"); see also, In re Snowshoe Co., 789 F.2d 1085, 1088 (4th Cir. 1986)
           ----------------------------
(finding indubitable equivalence in context of 11 U.S.C. (S) 361(3) to be "a question of fact rooted in measurements of value and the credibility of witnesses").

     Debtors in argument, supported by the committees appointed in this case, asserted that the first enumerated issue (ownership v. lien upon the Disputed Securities) involved disputed material facts. Debtors concede that the second enumerated issue (must a cramdown involving sale of collateral meet the requirements of 1129 (b) (2) (A) (ii) even if Debtors offer the indubitable equivalent of the creditor's claims) was solely a dispute of law.

     After denying the objection to the Disclosure Statement by creditor Thomas Gill and making partial findings as to the adequacy of the Disclosure Statement, the court held open the record of the hearing for the submission of briefs on enumerated issues 1 and 2. In doing so the court explained that it would consider the matter under the same standard applicable to a motion for summary judgment. If as a matter of law, there being no material dispute of fact, the plan could not be confirmed, approval of the Disclosure Statement would be denied. If as a matter of law, there being no material dispute of fact, the treatment proposed by the plan does not violate the law, the Disclosure Statement would be approved and remaining issues as to confirmation would be heard at the hearing upon confirmation. If the court determines the second enumerated issue in favor of debtor but concludes that there is a material dispute of fact necessary for the resolution of enumerated issue No. 1, the Disclosure Statement must be modified to disclose the existence of that dispute and upon such modification would be approved. The disputed factual issue would be heard as a part of the confirmation hearing.

     The parties have submitted briefs in accordance with the court's directive. The court finds that an additional hearing as to whether issues No. 1 and 2 may be resolved as a matter of summary judgment would not aid the court in its decision on these issues.
                                      I.

         Did the Master Repurchase Agreement convey absolute ownership
         -------------------------------------------------------------
                      of the disputed securities to SSB?
                      ----------------------------------

     The first issue identified above requires the court to determine the exact nature of the interests conveyed by CMI to SSB, by the Repo Agreement./2/ If the Repo Agreement in effect pledged a lien upon the securities described in the Annexes, CMI retained ownership interests which may permit its proposed use of these securities under the plan. If the Repo Agreement transferred all ownership interests in the securities and CMI retained solely a contractual right as a buyer to enforce a repurchase obligation of SSB, the plan illegally proposes to permit CMI to dispose of property (securities) that are the sole property of SSB.

     The distinction between a repurchase transaction and a secured lending, while critical to an issue in this bankruptcy case, is virtually without meaning as to the practical effects of the transaction and the purposes for which it is made. It is clearly an effort by the industry of


________________________
/2/ Exhibit 2. (References to exhibit numbers in this opinion are to exhibits 1-10 of the debtor's "Exhibits in Support of Supplemental Response to Objection of Salomon Smith Barney, Inc. and Citicorp Real Estate, Inc. to the Debtors' Amended Proposed Joint Disclosure Statement," attached to paper 1030 of the court file).

creditors dealing in this type of transaction to avoid potential unfavorable treatment that a security interest might receive in bankruptcy./3/

          Both security interests and repos purport to be present conveyances of property from one party in exchange for value given by another party plus an anticipated future conveyance of property from that party to the original party upon its performance of the contractual obligation. The question is, therefore, whether a meaningful difference resides within the property rights acquired by the repo buyer in a security interest and a repo. In both a repo and in a typical secured transaction, the value given by the transferee is usually an advance of money, and the contractual obligation of the transferor is usually a payment of an amount of money equal to the original advance, plus a premium for the use of the money (i.e., interest). In a secured transaction, the secured party only obtains a limited property interest in the conveyed property, known as a security interest, which is subject to the limited property interest retained by the debtor, sometimes known as debtor's equity. In a sale, the conveyance conveys its entire property interest to the conveyancee.

Schroeder, supra note 3, at 1017.
           -----


_________________________
/3/  Jeanne L. Schroeder, RePo Madness:  The Characterization of Repurchase
                                         ----------------------------------
Agreements Under the Bankruptcy Code and the U.C.C., 46 Syracuse L. Rev. 999.
--------------------------------------------------
1010 (1996).

     That is not to say that the law does not recognize the difference between the pledge of a lien versus the absolute conveyance with a promise to repurchase. In re Bevel, Bresler & Schulman Asset Management Corp., 67 B.R. 557
            ------------------------------------------------------
(D.N.J. 1986). Indeed, in the bankruptcy context, Congress has legislated a definition of "repurchase agreement"/4/ and enacted special treatment for the contractual rights of a participant in a repurchase arrangement that meets the definition under the statute./5/

     Although a repurchase agreement may serve the same economic ends as a secured loan, there is a critical difference in the quality of property interest conveyed to and held by the party which initially advances the funding. The critical distinction is whether the transferor of the securities retained meaningful property interests inconsistent with an outright sale of the securities. One essential difference in the rights of a transferee under a true sale, as opposed to the transferee of a lien, is the right of the transferee to dispose of the securities and otherwise to deal with the securities as the absolute property of the transferee during the pendency of the repurchase/repayment obligation under the contract.

     In a true repo, the repo buyer has no obligation to return the conveyed security to the repo seller parallel to the obligation of a secured party to release collateral to the debtor upon performance of the secured transaction. Even more significantly, the repo buyer does not even have any obligation to maintain the [sic.] either the original security or any substitute collateral for the account of the repo seller pending the "repurchase." The repo buyer's only obligation is to sell an "equivalent" security to the repo seller. In many, if not most, repos, the repo buyer has


________________________________
/4/ 11 U.S.C. (S) 101(47).

     complete power and right of possession, enjoyment and alienation over the underlying security. The security is delivered to the repo buyer upon the conveyance, and the repo buyer has the right to collect payments under the repo. Further, the repo buyer is permitted to sell the original security immediately upon its purchase, and is only required to acquire a new security to perform its back end obligation at the last moment in time.

Schroeder, supra note 3, at 1020. "Unlike a lender taking collateral for a
           -----
secured loan, a repo buyer `take[s] title to the securities received and can trade, sell or pledge them.'" Granite Partners, L.P. v. Bear Stearns & Co.,
                              ---------------------------------------------
Inc., 17 F. Supp. 2d. 275, 298 (S.D.N.Y. 1998) (quoting in part, SEC v. Drydale,
---                                                              ---------------
Sec. Corp., 75 F.2d 38, 41 (2d Cir. 1986)).
-----------

     Although bankruptcy law often affects the exercise by parties of rights to property and under contract, it is the applicable non-bankruptcy law which defines the property interests of the debtor and other parties as of the date of the petition. Raleigh v. Illinois Dept. of Revenue, 120 (S) Ct. 1951, 1955
              ------------------------------------
(2000) (citing, Butner v. U.S., 440 U.S. 48, 55 (1979)). Here, due to a choice
                --------------
of law provision in the Repo Agreement, the applicable law is the law of the State of New York.

     The common law of New York follows the accepted rule that it is the objective intent of the parties to a contract that governs the contract's meaning and effect. Brown Bro. Electrical Contractors, Inc. v. Beam Construction
                    ------------------------------------------------------------
Corp., 41 N.Y.2c1 397, 399, 361 N.E.2d 999, 1001 (1977) (existence of binding
-----
contract "is not dependant on . . . subjective intent... ;" rather court must look to "the objective manifestations of the intent of the parties as gathered by their expressed words and deeds."). Courts have applied this rule when analyzing repurchase agreements. "The key to the inquiry as to whether the repos
 ... should be characterized as


--------------------------------------------------------------------------------
/5/ 11 U.S.C. (S) 559.

purchase and sale agreements or secured loans lies in the intention of the parties." Granite Partners, 17 F. Supp. 2d. at 300. "The objective intent of the
          ----------------
parties `expressed or apparent in the writing controls' the agreement's interpretation, while the `undisclosed, subjective intent of the parties has no bearing' on the construction of the contract. "Id. (quoting in part from In re
                                               ---                       -----
Bevill, 67 B.R. at 586). Where the document is unambiguous, its meaning is an
------
issue of law which the court should determine upon a motion for summary judgment. Chimart Associates v. Paul, 66 N.Y.2d 570, 572-73, 489 N.E.2d 231,
          --------------------------
233 (1986); Mallard Construction Corp. v. County Federal Savings & Loan
            -----------------------------------------------------------
Association, 32 N.Y.2d 285, 291, 298 N.E.2d 96 (1973).  "It is the primary rule
-----------
of construction of contracts that when the terms of a written contract are clear and unambiguous, the intent of the parties must be found within the four corners of the contract, giving a practical interpretation of the language employed and the parties' reasonable expectations."Slamow v. Del Cool, 174 A.D.2d 725, 726,
                                      ------------------
571 N.Y.S.2d. 335 (1991), affirmed 79 N.Y.2d 1016, 594 N.E.2d 918 (1992).
                          --------

     However, "[w]here. . . there are internal inconsistencies in a contract pointing to ambiguity, extrinsic evidence is admissible to 10 determine the parties' intent." Federal Ins. Co. v. Americas Ins. Co., 258 A.D.2d 39, 43, 691
                  -------------------------------------
N.Y.S.2d 508, 512 (1999). As an initial matter then, the court must determine whether the Repo Agreement "on its face is reasonably susceptible to more than one interpretation." Chimart Associates, 66 N.Y.2d at 573.
                     ------------------

     The title of the Repo Agreement, "Master Repurchase Agreement," is an indication of the intent of the parties, however, it not dispositive. European
                                                                      --------
Am. Bank v. Sackman Mortgage Corp.  (In re Sackman Mortgage Corp.), 158 B.R.
------------------------------------------------------------------
926, 932 (Bankr. S.D.N.Y. 1993) ("Labels cannot change the true nature of the underlying transactions."); Williams Press, Inc., v. State, 37 N.Y.2d 434, 440,
                            ------------------------------
335 N.E.2d 299, 302 (1975) (meaning of contract may be distorted where undue force is given to single words or phrases); Tougher Heating & Plumbing Co.
                                                  -----------------------------
v. State, 73 A.D.2d 732, 733, 423 N.Y.S.2d 289, 290-91 (1979) ("It is a
--------
is a fundamental principle that the intention of the parties must be gleaned from all corners of the document, rather than from sentences or clauses viewed in isolation") (internal citations omitted). The court must examine the substantive provisions of the contract. Thus, it is not the characterization contained within the contract but the effect of its terms which are relevant.

     In examining the four corners of the Repo Agreement, the court first notes that it states:

          Although the parties intend that all transactions hereunder be sales and purchases and not loans, in the event any such Transactions are deemed to be loans, seller shall be deemed to have pledged to buyer as security for the performance by seller of its obligations under each such transaction, and shall be deemed to have granted to buyer a security interest in, all of the purchased securities which respect to all transactions hereunder and all income thereon and other proceeds thereof.

Exhibit 2, Master Repurchase Agreement, (P) 6.

     The first part of this paragraph seemingly is an unequivocal statement of the intent of the parties that the transaction be a purchase and sale and not a loan. The statement of intent is not vitiated or made equivocal by the protective provision set forth in the second part of the paragraph should the transaction be deemed to be a loan. The law has recognized the right of a party to act in a protective manner should a transaction intended to be otherwise, be deemed by a court to be some other type of transaction./6/ However, simply because the contract labels the


________________________
/6/ UCC (S) 9-408, for example, for allows a consignor or lessor of goods to file a financing statement as a protective measure should a court deem the transaction to be secured transaction. While such a filing by itself will not determine the nature of the transaction. "if it is determined for other reasons that the consignment or lease is ...

transaction to be a sale and purchase does not mandate a finding that it actually conveyed an absolute transfer of the securities. The court must consider the whole of the contract in determining whether it expresses such an unambiguous intent within its four corners. Kass v. Kass, 91 N.Y.2d 554, 566-
                                            ------------
567, 696 N.E.2d 174 (1998) (entire document reveals parties' object and purpose); Williams Press, supra., 37 N.Y.2d 434, 440, 335 N.E.2d 299 (entire
          ----------------------
agreement must be considered); Rentways, Inc., v. O'Neill Milk & Cream Co., 308
                               -------------------------------------------
N.Y. 342, 347, 126 N.E.2d 271 (1955) (same).

     The Repo Agreement provides that from time to time the parties may enter into transactions under which the Seller agrees to "transfer" to the Buyer, securities or other assets against the transfer of funds by the Buyer, with a simultaneous agreement by Buyer to transfer to Seller such securities at a date certain or on demand, against a transfer of the funds by Seller./7/ The word transfer would be consistent with an absolute purchase and sale of the securities and also would be consistent with a loan transaction in which only a security interest is transferred. Although the words "Purchased Securities" are used to identify the res of the contract, this term is defined in the contract as the securities transferred and thus does not itself lend any greater illumination upon which of the two types of transactions is being effectuated by the transfer. Purchased Securities are to be identified in writings including, where applicable, by CUSIP numbers.

     Under paragraph 4 of the Repo Agreement, the Seller must maintain a margin value over the amount of the repurchase obligation in order to protect the Buyer from the possibility of the Seller's failure to perform Seller's repurchase obligation. While loan to value requirements are


--------------------------------------------------------------------------------
intended [to be a secured transaction], a security interest of the consignor or lessor which attaches to the consigned or leased goods is perfected by such filing." UCC (S) 9-408.


/7/ For ease of identification, this opinion refers to the parties by the defined terms (Buyer/Seller) used in the Agreement.

most common in lending transactions, the maintenance of such a margin value is also by itself not definite as to the two possible interpretations of this contract. Similarly, under paragraph 5 the Seller is entitled to the equivalent of the income earned by the Purchased Securities after they have been transferred to the Buyer but before default by the Seller on the repurchase obligation. Normally, reservation of the right to receive income from the property would be consistent with a reservation of an ownership right in the property. However, the drafters of the Repo Agreement have been careful to make Seller's entitlement to an amount equal to such income, as opposed to a direct right against the income itself.

     In paragraph 8 of the Agreement, the second sentence initially provides that "[a]ll of the Seller's interest in the Purchased Securities shall pass to the Buyer on the Purchase Date . . ." Standing alone, this provision would indicate an unambiguous intent to transfer all ownership rights in the securities. However, the remainder of the sentence provides:

     and, unless otherwise agreed by Buyer and Seller, nothing in this agreement shall preclude Buyer from engaging in repurchase transactions with the Purchased Securities or otherwise selling, transferring, pledging or hypothecating the Purchased Securities, but no such transaction shall relieve Buyer of its obligations to transfer Purchased Securities to Seller pursuant to paragraph 3, 4, or 11 hereof or Buyer's obligation to credit or pay income to, or apply income to the obligations of, Seller pursuant to paragraph 5 hereof.

This second part of the sentence creates an ambiguity as to the otherwise unconditional statement concerning the Seller's interests passing to the Buyer on the purchase date.

     If the transaction is an absolute sale, there would be no reason for the paragraph 8 to specifically empower the Buyer to engage in repurchase transactions with the Repurchased

Securities or to otherwise sell, transfer, pledge or hypothecate the securities, subject to the duties of the Buyer to deliver the Purchased Securities to the purchaser at time of repurchase. Thus, reading the first part of the sentence as a statement of absolute transfer could render the second part of the sentence superfluous to the contract. One rule of legal interpretation is that the court should strive to read all of the terms of the contract in a manner that gives effect to all such terms and renders no parts superfluous. Bretton v. Mutual of
                                                           --------------------
Omaha Ins. Co., 110 A.D.2d 46, 50, 492 N.Y.S.2d 760, 763 (1985) ("policy's terms
--------------
should not be assumed to be superfluous or to have been idly inserted."); see,
                                                                          ---
also, Tougher Heating & Plumbing, supra, 73 A.D.2d at 733, 423 N.Y.S.2d at 291
---------------------------------------
("every part of a contract should be interpreted to give effect to its general purpose").

     More importantly, the obligation of the Buyer to transfer the Purchased Securities back to the Seller at the time of repurchase requires Buyer to transfer the same, not merely equivalent, securities. As stated in paragraph 3(c) of the Repo Agreement, termination of a transaction "will be effected by transfer to Seller or its agent of the Purchased Securities . . . ." As previously noted, the term "Purchased Securities" is defined as "the Securities transferred . . . and any Securities substituted therefore in accordance with paragraph 9" of the Repo Agreement./8/ Paragraph 9 provides that Seller may substitute securities for Purchased Securities with the acceptance of Buyer.
It does not provide Buyer with the right to substitute securities in effectuating the repurchase upon termination of the contract. Thus, the seeming absolute transfer under paragraph 8 is limited by the absolute duty of the Buyer to produce back to the Seller the exact same securities upon termination of the transaction.


_______________________
/8/  Exhibit 2, Master Repurchase Agreement, (P) 2(p).

     Further ambiguity creeps into the Repo Agreement upon the event of a default. Under paragraph 11(b), if the Seller defaults, "all Income paid after the [default] shall be retained by" the Buyer. This may imply that a right to income remains in the Seller until default, when it shifts to the Buyer. Such a retention of right to income until default is more consistent with a loan transaction than an absolute purchase. Further, the negative pregnant of this subparagraph would appear to be that until default, all income may not be retained by the Buyer. Also, if Buyer unequivocally received the right to all income at the time of the initial transfer, a provision permitting the Buyer to retain such income upon default of the Seller would be superfluous.

     References within the contract to provisions of Title 11, United States Code, shed no greater illumination upon the parties' intent. Paragraph 19 of the Repo Agreement (titled "Intent") states that the parties recognize each transaction is a "repurchase agreement" as that term is defined in Section 101 of Title 11 of the United States Code, except as in so far as the type of securities subject to such transaction would render the definition inapplicable. 11 U.S.C. (S) 101(47) defines "repurchase agreement" as "an agreement ... which provides for the transfer of certificates of deposit, eligible bankers' acceptances, or securities that are direct obligations of, or that are fully guaranteed as to the principal and interest by, the United States or any agency of the United States...." The Purchased Securities set forth in the annexes to the Repo Agreement, are not certificates of deposit, bankers' acceptances, or obligations of the United States and there is no evidence that the Purchased Securities are guaranteed by the United States or any agency thereof. The parties by contract cannot place their agreement within the purview of a statute that on its face does not apply.

     Nor does the provision in that paragraph 19 that each transaction is a "`securities contract' as that term is defined in Section 741 of Title 11" address any distinction that is material to the outcome of this dispute. The definition of securities contract found under 11 U.S.C. (S) 741 (which provision is inapplicable to this bankruptcy case pending under Chapter 11 of the United States Bankruptcy Code), includes a contract for purchase, sale or loan of a security. Thus, the statutory definition to which the contract refers encompasses either of the two possible interpretations of the contract (purchase or loan).

     The additional language made part of the Repo Agreement and contained in the annexes does not clear up the ambiguities. The annexes provide in part:
"title to all Purchased Securities shall pass to Buyer on the purchase date." However, the annexes further provide that "nothing contained herein, or in the Master Agreement shall be deemed to preclude Buyer from engaging in repurchase transactions with the Purchase Securities or otherwise pledging or hypothecating the Purchased Securities prior to the repurchase date."/9/ As with the language in the Repo Agreement, the second sentence would be superfluous if the first sentence created an absolute transfer of all interests of the Seller at the time of the initiation of the transaction. Further, there is clearly not found in the second sentence a right to sell the Purchased Securities. Back to back repurchase agreements or hypothecation agreements which are tailored to make available to the Buyer the Purchased Securities at time of the repurchase obligation of Seller are clearly permitted. The annexes do not remove the duty of the Buyer to retransfer back to Seller the exact same Purchased Securities at the termination of the transaction.

     After review of all of the terms of the Repo Agreement, this court finds that there is ambiguity within the Repo Agreement as to the nature of the interests in Purchased Securities transferred to, and the extent of interests retained, by CMI. Therefore, the court must consider extrinsic evidence to find the objective intent of the parties.


_______________________
/9/  Exhibit 2, Annexes, page 2.

     Although debtors have submitted some extrinsic evidence in support of their argument that the parties intended the Repo Agreement to be a secured lending, that evidence is not conclusive./10/ The court concludes that the intent of the parties involves issues of material fact which must be resolved upon a full evidentiary hearing.

     Having found a dispute of material fact as to the ownership of the Disputed Securities, the court cannot conclude as a matter of law that the Plan
contemplates an illegal use of property owned by SSB   Accordingly, debtors'
disclosure statement will not be disapproved on the basis.


_________________________
/10/ For example, at least one corporate designee of SSB, Richard L. Jarocki, Jr., indicated his belief that absent a default, that SSB had no right under the Repo Agreement to sell the Disputed Securities. Exhibit 5, Jarocki deposition, p41. As previously noted, such a restriction on alienability is inconsistent with a SSB's claim that the Repo Agreement accomplished a complete transfer in ownership of the Disputed Securities. However, the court notes that the highly edited Jarocki deposition is but a small portion of the substantial discovery that has taken place in preparation for a trial between debtor and SSB (in part, on the issue of ownership of the Disputed Securities) in Adversary Proceeding No. 98-1637-DK. The court will not determine the issue of ownership without allowing the parties the opportunity for a full evidentiary hearing.

                                      II.

           Must a Cramdown Involving the Sale of Collateral Meet the
           ---------------------------------------------------------
    Requirements of 11 U.S.C. (S) 1129(b) (2) (A)(ii) even if it Offers the
    -----------------------------------------------------------------------
                Indubitable Equivalent of the Creditor's Claim?
                -----------------------------------------------

     SSB next argues that even if the court determines that it holds a security interest in the Disputed Securities, as opposed to an ownership interest, the sale by CMI of the Disputed Securities, without affording to SSB a right to credit bid pursuant to 11 U.S.C. S 363(k), cannot constitute fair and equitable treatment of its secured claim as required by 11 U.S.C. 5 1129(b) (2).

     In its initial objection, SSB argued that the disclosure statement should be disapproved because it contemplated a plan that "does not satisfy any of the three tests [demonstrating fair and equitable treatment of its claim] contained in section 1129(b) (2) (A)." Objection and Memorandum of Law of Solomon Smith Barney et. al. at 58 (emphasis supplied). At the hearing on the disclosure statement, and in its supplemental memorandum in support of its objection, SSB refined its argument. It now asserts no plan that contemplates the sale of collateral of a dissenting class of secured claim can be found "fair and equitable" unless it complies with section 1129(b) (2) (A) (ii). SSB maintains that debtors' Plan fails that test because it does not provide SSB the right to credit bid its claim pursuant to 11 U.S.C. 363 (k).

     Debtors respond that section 1129(b) (2) (A) is crafted in the disjunctive, and that a plan can be confirmed over a secured creditor's objection if it meets any of the three alternative tests set forth in subsections (i), (ii), or (iii). Debtors further argue that the proposed sale of the Disputed Securities and other terms of the plan meet the "fair and equitable test" set forth in section 1129(b) (2) (A) (iii) because they provide SSB with the "indubitab1e equivalent" of its claim. As previously noted, the parties agreed at the disclosure statement hearing, that the issue of whether the plan does provide the "indubitable equivalent" of SSB's claim cannot be determined without an evidentiary hearing.

     The court agrees with debtors that a plan can meet the fair and equitable test imposed by section 1129(b) (2) (A) by complying with any of the three enumerated subsections. Section 1129(b) (2) provides as follows:

     (2) For the purpose of this subsection, the condition that a plan be fair and equitable with respect to a class includes the following requirements:

          (A) With respect to a class of secured claims, the plan provides -

                   (i) (I) that the holders of such claims retain the liens securing such claims, whether the property subject to such liens is retained by the debtor or transferred to another entity, to the extent of the allowed amount of such claims; and (II) that each holder of a claim of such class receive on account of such claim deferred cash payments totaling at least the allowed amount of such claim, of a value, as of the effective date of the plan, of at least the value of such holder's interest in the estate's interest in such property;

                   (ii) for the sale, subject to section 363(k) of this title, of any property that is subject to the liens securing such claims, free and clear of such liens, with such liens to attach to the proceeds of such sale, and the treatment of such liens on proceeds under clause (I) or (iii) of this subparagraph; or
                        --

                   (iii) for the realization by such holder of the indubitable equivalent of such claims.

(Emphasis supplied).

     By using the word "or", Congress plainly drafted section 1129(b) (2) (A) so that compliance with any of the enumerated subsections, (i), (ii) or (iii), would result in a finding that a plan of reorganization was fair and equitable as to the treatment of an objecting class of secured claims. Further, 11 U.S.C. S 102(5) provides that "`or is not exclusive...". The legislative history to section 102(5) provides that "if a party `may do (a) or (b)', then the party may do either or both." Thus, any doubt as to whether subsections (i), (ii), and
(iii) were meant to be alternative paths to meeting the fair and equitable test of section 1129(b) (2) (A) is put to rest by the Bankruptcy Code itself. Accord
                                                                         ------
Wade v. Bradford, 39 F.3d 1126, 1130 (10/th/ Cir. 1994)
----------------

(section 1129(b) (2) (A) requirements "are written in the disjunctive requiring the plan to satisfy only one before it could be confirmed" over secured creditor's objection); In re Arnold & Baker Farms, 85 F.3d 1415, 1420 (9th Cir.
1996).

     SSB nevertheless argues that where a plan proposes to sell a objecting secured creditor's collateral free and clear of liens, that the fair and equitable test can be satisfied only under section 1129(b) (2) (A) (ii)./11/ SSB admits that both subsection (ii) and (iii) are applicable to the contemplated sale of the Disputed Securities, but asserts that while subsection (ii) deals specifically with the "sale... of property ... free and clear of liens," subsection (iii) merely provides for the `realization ... of the indubitable equivalent" of the claim. SSB relies on Beard Plumbing & Heating, Inc. v.
                                        ---------------------------------
Thompson P1astics, Inc., 152 F.3d 313 (4th Cir. 1998) for the proposition that
-----------------------
where "one section [of conflicting statutes] addresses a subject in a general way and the other section speaks to part of the same subject in a more specific manner, the latter prevails." Beard Plumbing at 320. SSB argues that subsection
                              --------------
(ii) of 1129(b) (2) (A) is more specific than subsection (iii), and that it should govern. SSB also relies on In re Kent Terminal Corp., 166 BR. 555 (Bankr. S.D.N.Y. 1994) which found that a plan that proposed to sell a secured creditor's collateral free and clear of liens could not be confirmed without affording a credit-bid opportunity. The court finds neither case persuasive on the issue now before it.

     In Beard P1umbing, the Fourth Circuit sought to construe two apparently conflicting provisions of Virginia's version of the Uniform Commercial Code. Finding no case law jointly construing UCC provisions (S) 2-318 and (S) 2-715 with regard to economic loss, the court certified a question to the Supreme Court of Virginia. In its response, the state court relied on the rule of


______________________
/11/ Debtors argue that even under section 1129(b) (2) (A) (ii) there is no absolute right to credit bid, because section 363(k) allows the court to curtail
--------
a credit bid opportunity "for cause." Because the debtors have indicated that they intend to rely on subsection (iii) to meet the "fair and equitable" test of 1129(b) (2) (A), the court need not here decide whether there is "cause" to deny a credit bid opportunity under subsection (ii).

construction that where statutes conflict and "one section addresses a subject in a general way and the other section speaks to part of the same subject in a more specific manner, the latter prevails," Beard Plumbing, 152 F.3d at 320.

     SSB's attempt to apply the same rule in the instant case is misplaced, because, unlike the statutory provisions analyzed in Beard Plumbing, 11 U.S.C. 5 1129(b) (2) (A) plainly indicates that subsections (i), (ii) and (iii) are to be treated as distinct alternatives. As a result, the provisions are not in conflict and the argued for rule of construction is inapplicable.

     Kent Terminal is also inapposite. That case came before the United States Bankruptcy Court for the District of New York on a secured creditor's motion for relief from stay, or for dismissal of debtor's chapter 11 petition. Debtor's plan contemplated a contingent sale of the creditor's co1lateral, free and clear of liens, without giving the creditor an opportunity to credit bid. The debtor argued that the plan was confirmable either under 11 U.S.C. S 1129(b) (2) (A)
(i) or (ii). The court concluded that the plan did not meet the fair and equitable test as to either subsection. As to subsection (ii), the court stated that the plan was not "fair and equitable" because it did not afford the creditor with the right to bid its lien in the event that the property was sold free and clear of liens under the plan. 166 B.R. at 567. Unlike the instant case, however, the Kent Terminal court had no occasion to test subsection (iii), because the debtor made no attempt to provide substitute collateral. As previously stated, because of the disjunctive construction of section 1129(b)
(2) (A), if debtors can meet the test of indubitable equivalence, the plan can be confirmed without compliance with subsection (ii).

                                  Conclusion
                                  ----------

     In summary, the court finds that debtors' failure to provide to SSB a right to credit bid does not render the plan unconfirmable as a matter of law.
Debtors must prove by evidence at
confirmation that the plan provides the indubitable equivalent of SSB's claim./12/ Further, the court finds that the plan's use of the Disputed Securities cannot be determined to violate 11 U.S.C. (S) 1129(a) (3) as a matter of law. The debtor will be required to prove at the confirmation hearing that such use of the Disputed Securities is legally permissible.

Date Signed: _______________                 _________________________________
                                             DUNCAN W. KEIR, Judge
                                             United States Bankruptcy
                                             Court for the District of Maryland

cc:  Richard L. Wasserman, Esq.
     Venable, Baetjer and Howard, LLP
     1800 Mercantile Bank & Trust Bldg.
     2 Hopkins Plaza
     Baltimore, MD 21201

     Judy G.Z. Liu, Esq.
     Weil, Gotshal, Manges, LLP
     767 Fifth Avenue
     New York, NY 10153

     Troy C. Swanson, Esq.
     Kincaid, Cohen & Swanson, PC
     800 North Charles Street, Suite 400
     Baltimore, ND 21201

     Stanley J. Samorajczyk, Esq.
     Akin, Gump, Strauss, Hauer & Fled, L.L.P.
     1333 New Hampshire Avenue, NW, Suite 400
     Washington, D.C. 20036

     Daniel M. Lewis, Esq.
     Arnold & Porter
     555 Twelfth Street, NW
     Washington, DC. 20004-1206


___________________________
/12/ The court notes that if CMI is to succeed in meeting the "fair and equitable" test under this third alternative of section 1129(b) (2) (A), it faces a formidable task. Something is "dubitable" if it is "open to doubt or question." Webster's Third New International Dictionary, Unabridged (1993). Conversely, something is "indubitable" if it is without question, or doubt. In re Freymiller Trucking, Inc., 190 BR. 913, 915-16 (Bank. W.D. Okla. 1996).

     Michael St. Patrick Baxter, Esq.
     Covington & Burring
     1201 Pennsylvania Avenue, NW
     Washington, D.C. 20044-7566

     Paul M. Nussbaum, Esq.
     Whiteford, Taylor & Preston, LLP
     Seven Saint Paul Street, Suite 1400
     Baltimore, MD 21202-1626

     Morton A. Faller, Esq.
     Shulman, Rogers, Gandal, Pordy & Ecker, P.A.
     11921 Rockville Pike, 3rd Floor
     Rockville, MD 20852-2743

     Charles F. Lettow. Esq.
     Cleary, Gottlieb, Steen & Hamilton
     2000 Pennsylvania Avenue, N.W.
     Washington, D.C. 20006-1801

     Thomas J. Maloney, Esq.
     Cleary, Gottlieb, Steen & Hamilton
     One Liberty Plaza
     New York, NY 10006-1404

     David R. Kuney, Esq.
     Brown & Wood LLP
     1666 K. St. N.W.
     Washington, D.C. 20006

     A. Robert Pietrzak, Esq.
     Brown & Wood LLP
     One World Trade Center
     New York, NY 10048-0557

     Ira S. Sacks, Esq.
     Fried Prank Harris Shriver & Jacobson
     One New York Plaza
     New York, NY 10004-1980

     Jeffrey L. Schwartz, Esq.
     Hahn & Hesson LLP
     Empire State Building
     350 Fifth Avenue
     New York, NY 10118

     Bradford F. Englander, Esq.
     Linowes & Blocher LLP
     1010 Wayne Avenue, 10th Floor
     Silver Spring, MD 20910-5600

     John H. Culver, III
     NationsBank Corporate Center, Suite 4200
     100 North Tryon Street
     Charlotte. NC 28202-4006

     David N. Roberts
     Angelo, Gordon & Co.
     245 Park Avenue, 26th Floor
     New York, NY 10167

     Peter Chapman
     24 Pericaris Place
     Trenton, NJ 08618

     Christopher Beard, Esq.
     Beard & Beard
     4601 North Park Avenue
     Chevy Chase, MD 20815

     Michael B. Benner, Esq.
     Watchell, Lipton, Rosen & Katz
     51 West 52/nd/ Street
     New York, NY 10019

     Daniel M. Litt, Esq.
     Dickstein Shapiro Morin & Oshinsky, LLP
     2101 L Street, N.W.
     Washington, D.C. 20037-1526

     John F. Horstmann, Esq.
     Duane, Norris & Heckscher LLP
     4200 One Liberty P1.
     Philadelphia, PA 19103-7396

     Daniel W. Sklar, Esq.
     Peabody & Brown
     889 Elm Street
     Manchester, NH 03101

     Deborah L. Thaxter, Esq.
     Peabody & Brown

     101 Federal Street
     Boston, MA 02110

     Richard M. Kremen, Esq.
     Piper, Marbury, Rudnick & Wolfe LLP
     6225 Smith Avenue
     Baltimore, ND 21209-3600

     Robert L. Bodansky, Esq.
     Nixon, Hargrave, Devans & Doyle, LLP
     Suite 700, One Thomas Circle
     Washington, D.C. 20005

     Mark N. Polebaum, Esq.
     Hale & Dorr, LLP
     60 State Street
     Boston, MA 02109

     Michelle Chrein, Esq.
     Kasowitz & Benson
     1301 Avenue of the Americas
     New York, NY 10019

     Prudential Securities Credit Corp.
     c/o Vincent T. Pica II, President
     One New York Plaza, 18th Floor
     New York, NY 10292

     Standich, Ayer & Wood, Inc.
     c/o Pierre Y. Chung, Asst. Vice President
     One Financial Center
     Boston, MA 02111

     Riggs Bank, NA
     c/o Al Serafino
     808 17/th/ Street, N.W.
     Washington, D.C. 20006

     Conseco Capital Management, Inc.
     c/o Eric Johnson
     11825 North Pennsylvania Street
     Carmel, IN 46032

     RER Resources, LP
     c/o Bruce M. Levy, Vice Chairman
     950 Herndon Parkway, Suite 200

     Herndon, VA 20170

     Charles Koehler
     P.O. Box 394
     Bowling Green, OH 43402-0394

     Vickie Corbitt, Esq.
     Legal Office
     Tennessee Department of Revenue
     312 8/th/ Avenue North
     27th Floor
     Nashville, TM 37243

     Bruce Lane. Esq.
     Peabody & Brown
     1225 23/rd/ Street, N.W.
     Washington, D.C. 20037

     Andrews Office Products
     8400 Ardwick Ardmore Road
     Landover, MD 20785-2301

     The Ad Solution
     11810 Parklawn Drive
     Rockville, MD 20852

     Dun & Bradstreet
     c/o John Haiser
     600 East Jefferson Street, Suite 300
     Rockville, MD 20852

     Lawrence D. Coppel, Esq.
     Gordon, Feinblatt, Rothman
      Hoffberger & Hollander, LLC
     233 East Redwood Street
     Baltimore, MD 21202

     Bill Wang
     Amroc Investments, Inc.
     335 Madison Ave., 26th Floor
     New York, NY 10017

     Susan R. Sherrill
     U.S. Securities & Exchange Commission
     Atlanta District Office
     3475 Lenox Road, N.E., Suite 1000

     Atlanta, GA 30326-1232

     Linda V. Donhauser, Esq.
     Miles & Stockbridge, PC
     10 Light Street
     Baltimore, MD 21202

     George Keilman, Esq.
     8200 Jones Branch Dr. - MS 202
     McLean, VA 22102

     Robert R. Smith, Esq.
     111 Cathedral Street
     P.O. Box 827
     Annapolis, MD 21404-0827

     Robert A. Gutkin, Esq.
     Pillsbury, Madison & Sutro, LLP
     1100 New York Avenue, N.W.
     Ninth Floor, East Tower
     Washington, D.C. 20005-3918

     A. David Manruck, Esq.
     Pillsbury, Madison & Sutro, LLP
     235 Montgomery Street
     San Francisco, CA 94101

     Christine Rotter
     Wells Fargo Bank
     555 Montgomery Street, 10/th/ Floor
     San Francisco, CA 94111

     Daniel J. Hartnett, Esq.
     McDermott, Will & Emery
     227 West Monroe Street
     Chicago, IL 60606-5096

     Melvin White, Esq.
     McDermott, Will & Emery
     600 13th Street, N.W.
     Washington, D.C. 20005-3096

     Fred D. Ross
     11901 Greenleaf Avenue
     Potomac, MD 20854-3319

     Amanda D. Darwin, Esq.
     Peabody & Arnold, LLP
     50 Rowes Wharf
     Boston, Massachusetts 02110

     G. Christian Ulrich
     First Union National Bank
     NC 0737
     301 South College St., DC-5
     Charlotte, N.C. 28288-0737

     Sprint Business
     Attn:  Bankruptcy
     8330 Ward Parkway
     Kansas City, Missouri 64114

     Lauri E. Cleary, Esq.
     Lerch, Early & Brewer, Chartered
     3 Bethesda Metro Center, Suite 380
     Bethesda, MD 20814-5367

     Thomas P. Ogden, Esq.
     Davis Polk & Wardwell
     450 Lexington Avenue
     New York, NY 10017

     Kenneth C. Davies, Esq.
     Wright, Constable & Skeen, L.L.P.
     100 N. Charles Street, 16th Floor
     Baltimore, MD 21201

     Robert T. Pace, Esq.
     800 Silverado Street, Second Floor
     La Jolla, CA 92037

     Barry J. Dichter, Esq.
     Cadwalader, Wickersham & Taft
     1333 New Hampshire Avenue, N.W.
     Suite 700
     Washington. D.C. 20036

     Clifford J. White, III, Esq.
     Office of the United States Trustee
     6305 Ivy Lane, Suite 600
     Greenbelt, MD 20770

                                                                   EXHIBIT 99(d)

                     IN THE UNITED STATES BANKRUPTCY COURT
                         FOR THE DISTRICT OF MARYLAND
                             (Greenbelt Division)

______________________________________
                                      )
                                      )
In re                                 )
                                      )
CRIIMI MAE Inc., et al.,              )    Chapter 11
                                      )    Case Nos. 98-2-3115(DK)
            Debtors.                  )    through 98-2-3117(DK)
                                      )    (Jointly Administered)
                                      )
______________________________________)

            MOTION FOR ENTRY OF AN ORDER AMENDING STIPULATION AND
               AGREED ORDER SELLING CERTAIN COMMERCIAL MORTGAGE-
           BACKED SECURITIES TO GERMAN AMERICAN CAPITAL CORPORATION
                           FREE AND CLEAR OF LIENS,
                            CLAIMS AND ENCUMBRANCES
                            -----------------------

          CRIIMI MAE Inc., Debtor and Debtor-in-Possession herein ("CMI"), the Official Committee of Unsecured Creditors of CMI (the "CMI Unsecured Committee"), the Official Committee of Equity Security Holders (the "Equity Committee"), and German American Capital Corporation ("GACC"), by and through their undersigned counsel, hereby file this Motion for Entry of an Order Amending Stipulation and Agreed Order Selling Certain Commercial-Mortgage Backed Securities to GACC Free and Clear of Liens, Claims and Encumbrances (the "Motion"), pursuant to Sections 105(a) and 363(b) of Title 11 of the United States Code (the "Bankruptcy Code") and Fed. R. Bankr. P. 6004, and in support thereof state as follows:

          1. This Court has jurisdiction over this Motion pursuant to 28 U.S.C. (S)(S)157 and 1334. Venue is proper pursuant to 28 U.S.C. (S)1409. This is a core proceeding pursuant to 28 U.S.C. (S)157(b)(2).

          2. On June 16, 2000, CMI filed a Motion to Approve Stipulation and Agreed Order Selling Certain Commercial-Mortgage Backed Securities to GACC Free and Clear of Liens, Claims and Encumbrances (the "Sale Motion"). Pursuant to the formula set forth in Exhibit B to the Stipulation and Agreed Order Selling Certain CMBS to GACC Free and Clear of Liens, Claims and Encumbrances (the "Stipulation and Agreed Order"), the aggregate purchase price to be paid by GACC for the Chase Bond Portfolio (as defined in the Stipulation and Agreed Order)/1/ was $45,228,876, subject to adjustment in accordance with the provisions of Exhibit B to the Stipulation and Agreed Order to reflect changes in the applicable "spreads" between the date the Stipulation was signed and the date GACC acquired the Chase Bond Portfolio.

          3. No objections to the Sale Motion were filed and on July 7, 2000, this Court entered the Stipulation and Agreed Order.

          4. Following entry of the Stipulation and Agreed Order, GACC raised due diligence concerns regarding a large property in the pool of mortgages collateralizing the Chase Bond Portfolio. As a consequence of these due diligence concerns, GACC requested and the Debtor has agreed, to adjust the purchase price for the Chase Bond Portfolio from $45,228,876, to $43,834,893 (the "Adjusted Purchase Price").

          5. GACC has agreed to purchase the Bonds at the Adjusted Purchase Price without adjustment for subsequent changes in the treasury


___________________

/1/   The Chase Bond Portfolio is comprised of the GACC Chase Bonds identified in Exhibit A to the Stipulation and Agreed Order and the Class J Chase Bond as identified in the Stipulation and Agreed Order.

rate or market rate spreads provided that the Stipulation and Agreed Order is entered by next Friday, August 4, 2000 and closing occurs no later than August 10, 2000. A copy of a letter agreement from GACC is attached as Exhibit A to this Motion.

          6. The adjustment will not reduce the proceeds paid into escrow for the benefit of First Union National Bank ("First Union") in accordance with paragraph 11 of the Stipulation and Agreed Order.

          7. CMI, the CMI Unsecured Committee and the Equity Committee have agreed to the Adjusted Purchase Price. They also believe that the Adjusted Purchase Price is not a material change in terms warranting a renewed notice period.

          8. If the Stipulation and Agreed Order is amended by the Court as requested, GACC is prepared to close within five days.

          WHEREFORE, CMI, the CMI Unsecured Committee, the Equity Committee and GACC respectfully request that this Court enter an Order (i) granting this Motion; (ii) amending the Stipulation and Agreed Order to permit the sale of the CMBS at the Adjusted Purchase Price; and (iii) granting such other and further relief as is just and proper.

Dated:  July ___, 2000

____________________________            __________________________________
Richard L. Wasserman                    Michael St. Patrick Baxter
Federal Bar No. 02784                   Federal Bar No. 09694
Gregory A. Cross                        Dennis B. Auerbach
Federal Bar No. 04571-G                      Federal Bar No. 09290
Venable, Baetjer and Howard, LLP        Covington & Burling
1800 Mercantile Bank & Trust Bldg.      1201 Pennsylvania Avenue, N.W.
Two Hopkins Plaza                            Washington, D.C. 20044
Baltimore, Maryland 21201               (202) 662-6000
(410) 244-7400

                                        Counsel for the Official
Committee
Co-Counsel for CRIIMI MAE Inc.,         of Equity Security Holders of
Debtor-in-Possession                    CRIIMI MAE Inc.



____________________________            __________________________________
Daniel M. Lewis                         Michael B. Benner
Federal Bar No.                         Richard G. Mason
Michael L. Bernstein                    Wachtell, Lipton, Rosen & Katz
Federal Bar No.                         51 West 52nd Street
Arnold & Porter                         New York, New York 10019
555 Twelfth Street, N.W.
Washington, D.C.  20004                       Counsel for German
American
                                        Capital Corporation
Counsel for the Official Committee
of Unsecured Creditors

                            CERTIFICATE OF SERVICE
                            ----------------------

          I hereby certify that on this _____ day of July, 2000, a copy of the foregoing Motion for Entry of an Order Amending Stipulation and Agreed Order Selling Certain Commercial Mortgage-Backed Securities to German American Capital Corporation Free and Clear of Liens, Claims and Encumbrances was mailed first class to the following parties:

               Michael St. Patrick Baxter, Esquire
               Covington and Burling
               1201 Pennsylvania Avenue, N.W.
               Washington, DC  20044

               Daniel M. Lewis, Esquire
               Michael L. Bernstein, Esquire
               Arnold & Porter
               555 Twelfth Street, N.W.
               Washington, D.C. 20004

               John F. Horstmann, Esquire
               Duane, Morris & Heckscher
               1 Liberty Place
               Philadelphia, PA  19103

               Michael B. Benner, Esquire
               Richard G. Mason, Esquire
               Wachtell, Lipton, Rosen & Katz
               51 West 52nd Street
               New York, New York 10019

               Clifford J. White, Esquire
               Office of the U.S. Trustee
               6305 Ivy Lane, Suite 600
               Greenbelt, Maryland 20770

                         ___________________________________________
                         Carrie B. Weinfeld