Form 10-Q
period 2000-09-30
CRIIMI MAE INC
filed 2000-11-14
CIK 847322

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

                              __________________

For the quarter ended September 30, 2000         Commission file number 1-10360

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

                              ___________________

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
Title of each class                               which registered
-------------------                               -----------------------------
Common Stock                                      New York Stock Exchange, Inc.
Series B Cumulative Convertible                   New York Stock Exchange, Inc.
   Preferred Stock
Series F Redeemable Cumulative Dividend           New York Stock Exchange, Inc.
   Preferred Stock
Series G Redeemable Cumulative Dividend           New York Stock Exchange, Inc.
   Preferred Stock



          Securities Registered Pursuant to Section 12(g) of the Act:

                                     None

                               _________________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                     Outstanding as of November 10, 2000
                 -----                     -----------------------------------
     Common Stock, $0.01 par value                      62,353,170

CRIIMI MAE INC.
Quarterly Report on Form 10-Q

                                                                                                 Page
                                                                                                 ----
PART I.          Financial Information

Item 1.          Financial Statements

                 Consolidated Balance Sheets - as of September 30, 2000 (unaudited)
                 and December 31, 1999.......................................................       3

                 Consolidated Statements of Income and Comprehensive Income -
                  for the three and nine months ended September 30, 2000 and 1999
                  (unaudited)................................................................       4

                 Consolidated Statements of Changes in Shareholders' Equity - for the nine
                  months ended September 30, 2000 (unaudited)................................       5

                 Consolidated Statements of Cash Flows - for the nine months ended
                  September 30, 2000 and 1999 (unaudited)....................................       6

                 Notes to Consolidated Financial Statements (unaudited)......................       7

Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................      67

Item 2A.         Quantitative and Qualitative Disclosures about Market Risk..................      82


PART II.         Other Information

Item 1.          Legal Proceedings...........................................................      84

Item 2.          Changes in Securities.......................................................      84

Item 3.          Defaults Upon Senior Securities.............................................      84

Item 4.          Submission of Matters to a Vote of Security Holders.........................      84

Item 5.          Other Information...........................................................      84

Item 6.          Exhibits and Reports on Form 8-K............................................      84

Signature....................................................................................      89

PART I. Item 1.
                                FINANCIAL STATEMENTS
                                   CRIIMI MAE INC.
                            CONSOLIDATED BALANCE SHEETS


                                                                   September 30,                     December 31,
                                                                      2000                               1999
                                                                ------------------                -----------------
                                                                    (Unaudited)
Assets:
 Mortgage assets:
  Subordinated CMBS and other MBS, at fair value                $      983,110,429                $   1,179,363,099
  Insured mortgage security, at fair value                             384,415,598                      394,857,239
  Investment in originated loans, at amortized cost,
   less a $45.8 million and $0 valuation allowance
   at 9/30/00 and 12/31/99, respectively                               411,314,284                      470,204,780
  Equity investments                                                    34,215,576                       34,929,523
  Receivables                                                           43,742,634                       69,483,337
  Other assets                                                          42,175,270                       53,276,333
  Restricted cash and cash equivalents                                  77,612,188                       38,036,624
  Other cash and cash equivalents                                       85,915,077                       53,510,311
                                                                ------------------                -----------------
  Total assets                                                  $    2,062,501,056                $   2,293,661,246
                                                                ==================                =================
Liabilities:
 Liabilities not subject to Chapter 11 proceedings:
 Securitized mortgage obligations:
 --------------------------------
  Collateralized bond obligations-CMBS                          $      279,947,367                $     278,165,968
  Collateralized mortgage obligations-
    insured mortgage securities                                        368,207,402                      378,711,602
  Collateralized mortgage obligations-
    originated loans                                                   388,657,365                      399,768,513
  Payables and accrued expenses                                         38,273,480                       29,886,888
  Liabilities subject to Chapter 11 proceedings:
  Secured
  -------
  Variable-rate secured borrowings-CMBS                                525,702,058                      732,904,775
  Other financing facilities                                             1,300,000                        3,050,000
  Payables and accrued expenses                                          2,268,897                       26,455,952
  Unsecured:
  ---------
  Senior unsecured notes                                               100,000,000                      100,000,000
  Other financing facilities                                            89,749,522                       89,749,522
  Payables and accrued expenses                                         45,881,299                       35,619,440
                                                                ------------------                -----------------
   Total liabilities                                                 1,839,987,390                    2,074,312,660
                                                                ------------------                -----------------
Shareholders' equity:
  Convertible preferred stock, $0.01 par;
    25,000,000 shares authorized; 2,383,336
    and 2,647,124 shares issued and
    outstanding; respectively                                               23,833                           26,471
  Common stock, $0.01 par; 120,000,000 shares
    authorized; 62,353,170 and 59,954,604 shares
    issued and outstanding, respectively                                   623,532                          599,546
  Accumulated other comprehensive income                              (167,578,865)                    (207,421,788)
  Additional paid-in capital                                           537,153,147                      574,579,272
  Accumulated deficit                                                 (185,119,883)                    (148,434,915)
  Preferred stock dividend to be distributed                            37,411,902                               --
                                                                ------------------                -----------------
 Total shareholders' equity                                            222,513,666                      219,348,586
                                                                ------------------                -----------------
 Total liabilities and shareholders' equity                     $    2,062,501,056                $   2,293,661,246
                                                                ==================                =================

The accompanying note is an integral part of these financial statements.

                                          CRIIMI MAE INC.
                              CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                     AND COMPREHENSIVE INCOME
                                            (Unaudited)

                                           For the three months ended September 30,       For the nine months ended September 30,
                                               2000                   1999                      2000                  1999
                                           -----------------    -----------------        ------------------      ----------------
Interest income:
  Subordinated CMBS                              $33,255,157        $38,786,620                $107,817,791          $115,690,376
  Insured mortgage securities                      7,618,704          8,034,760                  23,086,633            25,424,098
  Originated loans                                 8,192,720          8,615,000                  24,891,137            26,103,642
                                            ----------------    ----------------         ------------------      ----------------
  Total interest income                           49,066,581         55,436,380                 155,795,561           167,218,116
                                            ----------------    ----------------         ------------------      ----------------
Interest and related expenses:
  Fixed-rate collateralized bond
    obligations-CMBS                               6,346,239          6,301,697                  19,024,814            15,750,983
  Fixed-rate collateralized mortgage
    obligations-insured securities                 6,973,759          7,813,936                  23,329,489            24,523,097
  Fixed-rate collateralized mortgage
    originated loans                               6,857,665          7,059,676                  20,399,527            20,309,804
  Fixed-rate senior unsecured notes                2,281,251          2,281,251                   6,843,753             6,843,753
  Variable-rate secured borrowings-CMBS           11,039,045         12,659,064                  35,054,655            39,026,518
  Other financing facilities                       2,108,135          1,767,577                   6,060,735             5,166,265
                                            ----------------    ---------------          ------------------      ----------------
  Total interest expense                          35,606,094         37,883,201                 110,712,973           111,620,420
                                            ----------------    ---------------          ------------------      ----------------
Net interest margin                               13,460,487         17,553,179                  45,082,588            55,597,696
                                            ----------------    ---------------          ------------------      ----------------

  Equity in (losses from) investments                722,695            260,199                     684,509            (1,225,417)
  Other income                                     1,100,489            448,941                   2,419,035             1,872,481
  Net gains on mortgage security
    dispositions                                          --            265,789                     241,312             1,851,601
  Gain on originated loan dispositions               206,696             74,616                     244,581               234,826
  General and administrative expenses             (2,778,230)        (2,702,353)                 (8,582,218)           (8,953,507)
  Amortization of assets acquired in
    the Merger                                      (719,394)          (719,394)                 (2,158,182)           (2,158,182)
  Unrealized loss on warehouse obligation                 --         (1,074,505)                         --            (8,000,000)
  Litigation expense                              (2,500,000)                --                  (2,500,000)                   --
  Reorganizations items
    Other                                          2,807,075         (4,606,002)                 (4,164,489)          (15,552,783)
    Impairment on CMBS                           (10,579,996)                --                 (15,832,817)                   --
    Impairment on REO                                     --                 --                    (924,283)                   --
    Gain (loss) on sale of CMBS                    1,367,601                 --                    (343,613)                   --
    Loss on originated loans                     (45,845,712)                --                 (45,845,712)                   --
                                            -----------------    --------------          ------------------      ----------------
                                                 (56,218,776)        (8,052,709)                (76,761,877)          (31,930,981)
                                            -----------------    --------------          ------------------      ----------------

  Net income (loss) before dividends
    accrued on preferred shares                  (42,758,289)         9,500,470                 (31,679,289)           23,666,715

  Dividends accrued on preferred shares           (1,704,774)        (1,400,297)                 (5,005,679)           (4,182,792)
                                            ----------------     --------------          ------------------      ----------------
  Net income (loss) available to common
    shareholders                                 (44,463,063)        $8,100,173                ($36,684,968)          $19,483,923
                                            ================     ==============          ==================      ================
  Net income (loss) available to common
    shareholders per common share:
    Basic                                             ($0.71)             $0.15                      ($0.59)                $0.37
                                            ================     ==============          ==================      ================
    Diluted                                           ($0.71)             $0.14                      ($0.59)                $0.33
                                            ================     ==============          ==================      ================
  Shares used in computing basic
    earnings per share                            62,353,170         53,553,161                  62,074,820            53,373,719

  Comprehensive Income:
  Net income (loss) before dividends
    accrued on preferred shares                 ($42,758,289)        $9,500,470                ($31,679,289)          $23,666,715
  Other comprehensive Income (loss)               16,938,086)       (30,533,704)                 39,842,923           (68,819,689)
                                            ----------------     --------------          ------------------      ----------------
    Comprehensive Income (loss)                 ($25,820,203)      ($21,033,234)                 $8,163,634          ($45,152,974)
                                            =================    ===============         ==================      ================

                                          4

                                 CRIIMI MAE INC.
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the nine months ended September 30, 2000
                                   (Unaudited)

                                                            Accumulated
                                   Preferred    Common         Other                                   Preferred Stock     Total
                                   Stock Par   Stock Par  Comprehensive  Additional Paid- Accumulated  Dividend to be  Shareholders'
                                     Value       Value        Income      in Capital        Deficit    Distributed        Equity
                                  -----------  ----------  ------------- ---------------- ------------ ------------    ------------
Balance at December 31, 1999          $26,471    $599,546 ($207,421,788)   $574,579,272  ($148,434,915)          $0    $219,348,586
  Net income                               --          --            --              --    (31,679,289)                 (31,679,289)
  Dividends accrued on preferred
    shares                                 --          --            --              --     (5,005,679)                  (5,005,679)
  Conversion of preferred shares
    into common shares                 (2,638)     23,966            --         (21,328)            --                           --
  Common shares issued                     --          20            --           7,105             --                        7,125
  Adjustment to unrealized losses
    on investments                         --          --    39,842,923              --             --                   39,842,923
  Preferred stock dividend to
    be distributed                         --          --                   (37,411,902)            --   37,411,902              --
                                  -----------  ---------- --------------  -------------- -------------  -----------    ------------
Balance at September 30, 2000         $23,833    $623,532 $(167,578,865)   $537,153,147  $(185,119,883) $37,411,902    $222,513,666
                                  ===========  ========== ==============  ============== =============  ===========    ============

                      The accompanying notes are an integral part of these consolidated financial statements

                                CRIIMI MAE INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                                        For the nine months ended September 30
                                                                      2000                               1999
                                                                ------------------                -----------------
Cash flows from operating activities
  Net income/loss                                                     ($31,679,289)                     $23,666,715
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of discount and deferred
        financing costs on debt                                          7,566,389                        6,677,758
      Amortization of assets acquired in the Merger                      2,158,182                        2,158,182
      Depreciation and other amortization                                1,571,502                        1,002,218
      Discount amortization on mortgage assets                          (9,435,754)                        (629,716)
      Net gains on mortgage security dispositions                         (241,312)                      (1,851,601)
      Gain on originated loan dispositions                                (244,581)                        (234,826)
      Equity in losses from investments                                   (684,509)                       1,225,417
      Unrealized loss on warehouse obligation                                   --                        8,000,000
      Change in reorganization items accrual                              (779,580)                      13,913,036
      Impairment on CMBS                                                15,832,817                               --
      Impairment on REO                                                    924,283                               --
      Loss on sale of CMBS                                                 343,613                               --
      Loss on sale of originated loans                                  45,845,712
      Changes in assets and liabilities:
        Increase in restricted cash and
          cash equivalents                                             (39,575,564)                     (27,309,575)
        Increase in receivables and other assets                        (4,405,297)                     (17,509,076)
        Increase in payables and accrued expenses                       15,882,757                       20,831,678
                                                                ------------------                -----------------
      Net cash provided by operating activities                          3,079,369                       29,940,211
                                                                ==================                =================
  Cash flows from investing activities:
    Proceeds from mortgage securities dispositions                       9,826,537                       66,414,460
    Proceeds from the sale of CMBS, net                                 42,461,587                               --
    Distributions received from AIM Investments                          1,136,144                        4,224,086
    Receipt of principal payments                                        9,708,645                        9,598,489
    Purchase of other MBS, net                                          (3,082,637)                              --
    Proceeds from originated loan dispositions                           5,970,384                       10,631,987
                                                                ------------------                -----------------
      Net cash provided by investing activities                         66,020,660                       90,869,022

  Cash flows from financing activities:
    Principal payments on debt obligations, net                        (36,695,263)                     (84,805,044)
                                                                   ------------------                -----------------
      Net cash used in financing activities                            (36,695,263)                     (84,805,044)
                                                                ------------------                -----------------
      Net increase in other cash and cash equivalents                   32,404,766                       36,004,189

      Other cash and cash equivalents, beginning of period              53,510,311                       24,180,072

      Other cash and cash equivalents, end of period                   $85,915,077                      $60,184,261
                                                               ===================                =================

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

      CRIIMI MAE is working diligently toward emerging from bankruptcy as a successfully reorganized company. In furtherance of such effort, the Debtors filed their Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan") and proposed Second Amended Joint Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 21, and August 18, 2000, the "Proposed Disclosure Statement") on April 25, 2000. The Plan was filed with the support of the Official Committee of Equity Security Holders of CRIIMI MAE (the "CMI Equity Committee"), which is a co-proponent of the Plan. Subject to the completion of mutually acceptable documentation, evidencing the secured financing to be provided by the unsecured creditors (the "Unsecured Creditor Debt Documentation"), the Official Committee of Unsecured Creditors of CRIIMI MAE (the "Unsecured Creditors' Committee") has agreed to support confirmation of the Plan. The Company, the CMI Equity Committee and the Unsecured Creditors' Committee are now all proceeding toward confirmation of the Plan. Under the Plan, Merrill Lynch and German American Capital Corporation ("GACC"), two of the Company's largest secured creditors, would provide a significant portion of the recapitalization financing contemplated by the Plan.

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

      The Bankruptcy Court held a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and equity security holders in connection with the Plan. On August 24, 2000, the Bankruptcy Court entered an order approving the Proposed Disclosure Statement (the "Disclosure Statement") and other proposed solicitation materials. The Bankruptcy Court scheduled a confirmation hearing on the Plan for November 15, 2000 and set September 5, 2000 as the voting record date for determining the holders of common stock, preferred stock, 9 1/8% senior notes and general unsecured creditors entitled to vote to accept or reject the Plan. The Company distributed copies of the Plan, the Disclosure Statement and other solicitation materials, including ballots during the week of September 10, 2000 to members of all classes of impaired creditors and all equity security holders for acceptance or rejection.

      The votes by impaired classes of creditors and shareholders on CRIIMI MAE's Third Amended Joint Plan of Reorganization have been tabulated. All impaired classes which voted on the Plan voted overwhelmingly to accept the Plan. An affidavit certifying the voting results was filed with the Bankruptcy Court on November 3, 2000. On November 3, 2000, Merrill Lynch, GACC and a shareholder filed objections to confirmation of the Plan. Discussions are continuing in an effort to resolve those objections before the November 15, 2000 confirmation hearing date. There can be no assurance that the Company will reach a mutually acceptable agreement with Merrill Lynch, GACC and the shareholder prior to the confirmation date.

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

      On September 21, 2000, CRIIMI MAE, Salomon Smith Barney Inc. (as successor to Citicorp Securities, Inc. ("SSB")), GACC, ORIX Real Estate Capital Markets, LLC ("ORIX"), the CMI Equity Committee and the Unsecured Creditors Committee filed a Stipulation and Consent Order (the "Stipulation and Consent") with the Bankruptcy Court providing for, among other matters, the terms of an agreement with respect to the sale of the Company's interest in CMO-IV and certain other CMBS to ORIX. On October 12, 2000, an order was entered by the Bankruptcy Court approving the Stipulation and Consent. On October 30, 2000, the Court entered an amendment to the Stipulation and Consent with respect to the agreed proceeds in connection with the sale to ORIX (the "Order"). Pursuant to the Stipulation and Consent as amended by the Order, the Company sold its interest in CMO-IV and certain other CMBS to ORIX. The CMI Equity Committee and Unsecured Creditors' Committee are deemed to have agreed to such sale. The sale was completed on November 6, 2000 resulting in total proceeds of approximately $189 million. The proceeds were used to pay off $141 million of financing owed to SSB and $4 million to Citicorp Real Estate, Inc. in full satisfaction of all asserted and unasserted claims of such claimants. Additionally, approximately $14.2 million of the proceeds were used to pay down secured financing provided by GACC. The Company will use the net proceeds of approximately $30 million to help fund the Company's emergence from Chapter 11.

The Plan of Reorganization

      The Plan contemplates the payment in full of all of the allowed claims of the Debtors primarily through recapitalization financing (including proceeds from certain asset sales) aggregating at least $847 million (the "Recapitalization Financing"). Approximately $267 million of the Recapitalization Financing would be provided by Merrill Lynch and GACC through a secured financing facility (which is expected to be structured as a repurchase agreement), and approximately $161 million would be provided through new secured notes issued to the Company's major unsecured creditors (collectively, the "New Debt"). The sales of select CMBS (the "CMBS Sale") and the Company's interest in CMO-IV (as defined in Note 6) (the "CMO-IV Sale") provided the balance of the Recapitalization Financing. The completed CMBS Sale and CMO-IV Sale generated aggregate proceeds of approximately $418.7 million, of which approximately $342.3 million was used to pay related borrowings and approximately $76.4 million is available to help fund the Plan.

      In connection with the Plan, substantially all cash flows are expected to be used to satisfy principal, interest and fee obligations under the New Debt. The approximate $267 million secured financing would provide for (i) interest at a rate of one month LIBOR plus 3.25%, (ii) principal prepayment/amortization obligations, (iii) extension fees after two years and (iv) maturity on the fourth anniversary of the effective date of the Plan. The approximate $161 million secured financing would be effected through the issuance of two series of secured notes under two separate indentures. The first series of secured notes, representing an aggregate principal amount of approximately $105 million, would provide for (i) interest at a rate of 11.75% per annum, (ii) principal prepayment/amortization obligations, (iii) extension fees after four years and
(iv) maturity on the fifth anniversary of the effective date of the Plan. The second series of secured notes, representing an aggregate principal amount of approximately $56 million, would provide for (i) interest at a rate of 13% per annum with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees after four years and (iii) maturity on the sixth anniversary of the effective date of the Plan. The New Debt described above will be secured by substantially all of the assets of the Company. It is contemplated that there will be restrictive covenants, including financial covenants, in connection with the New Debt.

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

      Reference is made to the Plan and Disclosure Statement, previously filed with the Bankruptcy Court (and with the Securities and Exchange Commission (the "SEC") as exhibits to a Current Report on Form 8-K filed on September 22, 2000), for a more detailed description of the financing contemplated to be obtained under the Plan from the respective existing creditors including, without limitation, payment terms, restrictive covenants and collateral, and a more detailed description of the treatment of preferred stockholders. Although the Company has commitments for substantially all of the New Debt and has completed both the CMBS Sale and the CMO-IV Sale, there can be no assurance that the Company will obtain the Recapitalization Financing, that the Plan will be confirmed by the Bankruptcy Court, or that the Plan, if confirmed, will be consummated. The Plan also contemplates certain amendments to the Company's articles of incorporation, including an increase in authorized shares from 120 million to 375 million (consisting of 300 million of common shares and 75 million of preferred shares).

Effect of Chapter 11 Filing on REIT Status and Other Tax Matters

      REIT Status. CRIIMI MAE is required to meet income, asset, ownership and distribution tests to maintain its REIT status. The Company believes that it has satisfied the REIT requirements for all years through, and including, 1999. However, due to the uncertainty resulting from its Chapter 11 filing, there can be no assurance that CRIIMI MAE will retain its REIT status for 2000 or subsequent years. If the Company fails to retain its REIT status for any taxable year, it will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, the Company may have insufficient funds to pay such tax and also may be unable to comply with its obligations under the New Debt.

      2000 Taxable Income (Loss)/Taxable Distribution Requirements

     During late 1999, the Company began to trade mortgage-backed securities (the "Trading Assets"). The Company seeks maximum total return through short term trading, consistent with prudent investment management. Returns from such activities consist primarily of capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, and other arbitrage opportunities as well as discount amortization and coupon interest income. For the nine months ended September 30, 2000, trading gains and losses on other mortgage-backed securities were immaterial and net trading losses on CMBS were approximately $3.3 million.

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

      Additionally, as a result of its trader election, the Company will be required to mark-to-market its Trading Assets on a tax basis at the end of each tax year, including the year 2000. Any increase or decrease in the value of the Trading Assets as a result of the year-end mark-to-market requirement will generally result in either a tax gain (if an increase in value) or a tax loss (if a decrease in value). Such tax gain or loss, as well as any realized gains or losses from the disposition of Trading Assets during each year, are also expected to be ordinary gains or losses.

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

      See Note 8 for a discussion of differences between financial statement net income (loss) and the taxable loss for the nine months ended September 30, 2000.

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

      In determining the Company's taxable income for 1999, distributions declared by the Company on or before September 15, 2000 and actually paid by the Company on or before December 31, 2000 will be considered as dividends paid for the year ended December 31, 1999. On September 11, 2000, the Company declared a dividend payable to common shareholders of approximately 3.75 million shares of a new series of preferred stock with a face value of $10 per share (see Note
12). The purpose of the dividend was to distribute approximately $37.5 million in undistributed 1999 taxable income. To the extent that it is determined that such amount is not distributed, the Company would bear a corporate level income tax on the undistributed amount. There can be no assurance that the Company's REIT status will be preserved or that all of the Company's tax liability will be eliminated by payment of such preferred stock dividend. The preferred stock dividend was paid on November 13, 2000 to common shareholders of record as of October 27, 2000. The preferred stock dividend will be taxable to common shareholder recipients.

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

      Taxable Mortgage Pool Risks. An entity that constitutes a "taxable mortgage pool" as defined in the Tax Code ("TMP") is treated as a separate corporate level taxpayer for federal income tax purposes. In general, for an entity to be treated as a TMP (i) substantially all of the assets must consist of debt obligations and a majority of those debt obligations must consist of mortgages; (ii) the entity must have more than one class of debt securities outstanding with separate maturities and (iii) the payments on the debt securities must bear a relationship to the payments received from the mortgages. The Company currently owns all of the equity interests in two trusts that constitute TMPs (CBO-1 and CBO-2, collectively the "Trusts"). See Note 5 for descriptions of CBO-1 and CBO-2. The statutory provisions and regulations governing the tax treatment of TMPs (the "TMP Rules") provide an exemption for TMPs that constitute "qualified REIT subsidiaries" (that is, entities whose equity interests are wholly owned by a REIT). As a result of this exemption and the fact that the Company owns all of the equity interests in each Trust, the Trusts currently are not required to pay a separate corporate level tax on income they derive from their underlying mortgage assets.

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

      To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities and originated loans constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of September 30, 2000, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, CM Management, Holdings II, CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CRIIMI MAE CMBS Corp., CRIIMI MAE Holding Inc., CRIIMI MAE Holdings L.P., and CRIIMI, Inc., contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of September 30, 2000 and December 31, 1999, the consolidated results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999.

      These consolidated financial statements have been prepared pursuant to the rules and regulations SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures presented are adequate to make the information not misleading, it is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in CRIIMI MAE's Annual ReporT filed on Form 10-K for the year ended December 31, 1999 (audited).

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

Reclassifications

      Certain amounts in the consolidated financial statements for the year ended December 31, 1999 and the three and nine months ended September 30, 1999 have been reclassified to conform to the 2000 presentation.

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

 .     Loss accruals or realized gains or losses resulting from activities of the reorganization process such as the sale of certain assets, rejection of certain executory contracts and the write-off of debt issuance costs and debt discounts. See Notes 5 and 6 for further discussion of other than temporary impairment and losses (gains) recognized on sales of CMBS and originated loans.

      During the three and nine months ended September 30, 2000 and 1999, the Company recorded reorganization items, as summarized below, due to the Chapter 11 filings of CRIIMI MAE, CM Management and Holdings II.

                                          Three months       Three months        Nine months          Nine months
                                              ended              ended              ended                Ended
                                          September 30,      September 30,      September 30,        September 30,
Reorganization Items                          2000               1999                2000                1999
--------------------                      ------------       -------------      -------------       -------------
Short-term interest income              $  (2,268,168)    $    (852,600)       $  (4,706,840)      $  (1,322,000)

                                                           Three months         Three months      Nine months         Nine months
                                                               ended               ended             ended               Ended
                                                           September 30,       September 30,     September 30,       September 30,
Reorganization Items                                           2000                1999               2000                1999
--------------------                                      ---------------     ---------------  ---------------   ------------------
Professional fees (5)                                          (820,503)         2,896,771          6,608,081        13,010,926
Employee Retention Program accrued costs                        315,898            426,353            851,948         1,171,855
Other                                                           (34,302)         2,135,478          1,411,300         2,692,002
                                                           ------------       ------------       ------------      ------------
   Subtotal                                                 (2,807,075)          4,606,002          4,164,489        15,552,783
Impairment on CMBS (4)                                       10,579,996                 --         15,832,817                --
Impairment on REO (1)                                                --                 --            924,283                --
(Gain) loss on sale of CMBS (2)                              (1,367,601)                --            343,613                --
Loss on originated loans (3)                                 45,845,712                 --         45,845,712                --
                                                           ------------       ------------       ------------      ------------
Total                                                      $ 52,251,032       $  4,606,002       $ 67,110,914      $ 15,552,783
                                                           ============       ============       ============      ============


(1) The Company recognized impairment on its investment in REO in June 2000. This asset was sold in July 2000 as discussed in Note 3 and Note 9.

(2) The Company recognized a loss of approximately $1.35 million on the sale of Morgan Stanley Capital I, Series 1998-WF2 (the "Morgan Bonds") in February 2000, a loss of approximately $360,000 on the sale of First Union-Lehman Brothers-Bank of America Commercial Mortgage Trust Series 1998-C2 (the "First Union Bonds") in April 2000, and a gain of approximately $1.37 million on the sale of Chase Commercial Mortgage Securities Corp., Series 1998-1 (the "Chase Bonds") in August 2000.

(3) The Company recognized a loss of approximately $45.8 million on its investment in originated See loans. Note 6 for further discussion.

(4) The Company recognized additional impairment on the remaining CMBS subject to the CMBS Sale as of September 30, 2000. The CMBS were sold in November 2000 as discussed in Note 5.

(5) During the three months ended September 30, 2000, the Company reduced the amount of previously accrued professional fees to reflect the results of the settlement with SSB in July 2000.

          Condensed Financial Statements

          In accordance with SOP 90-7, the three debtor entities, CRIIMI MAE, CM Management and Holdings II, are required to present condensed financial statements for the three and nine months ended September 30, 2000. (See Note
18).

Other Cash and Cash Equivalents

          Cash and cash equivalents consist of U.S. Government and agency securities, certificates of deposit, time deposits and commercial paper with original maturities of three months or less.

Restricted Cash and Cash Equivalents

          Restricted cash and cash equivalents consist of cash, certificates of deposit and interest bearing securities maturing within three months from the date of purchase that have been legally restricted pursuant to various stipulation and consent orders providing for adequate protection with certain of the Company's creditors or due to agreements that require certain CMBS interest income and/or CMBS sale proceeds to be held in segregated accounts. In addition, restricted cash and cash equivalents include balances held in separate trusts controlled by a trustee for the benefit of employees. See Note 16 "Litigation-Bankruptcy Related Litigation" for further discussion of these arrangements.

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

Income Recognition and Carrying Basis

      Subordinated CMBS and Other Mortgage-Backed Securities

      CRIIMI MAE recognizes income from Subordinated CMBS using the effective interest method, using the anticipated yield over the projected life of the investment. Changes in anticipated yields are generally calculated due to revisions in estimates of future credit losses, actual losses incurred, revisions in estimates of future prepayments and actual prepayments received. Changes in anticipated yield resulting from prepayments are recognized through a cumulative catch-up adjustment at the date of the change which reflects the change in income of the security from the date of purchase through the date of change in anticipated yield. The new yield is then used for income recognition for the remaining life of the investment. Changes in anticipated yield resulting from reduced estimates of losses are recognized on a prospective basis. When other than temporary impairment is recognized, a new yield is calculated on the CMBS based on its new cost basis (fair value at date of impairment) and expected future cash flows. This revised yield is employed prospectively. See Note 5 for a discussion of a revision in yields during the second quarter of 2000.

      On May 8, 1998, CRIIMI MAE consummated CBO-2 which resulted in the sale of a portion of its Subordinated CMBS portfolio. See Note 5. As a result of this transaction and in accordance with GAAP, effective in the second quarter of 1998, the Company no longer classifies CMBS securities as Held to Maturity, but instead classifies CMBS as Available for Sale. CRIIMI MAE carries its Subordinated CMBS at fair market value where changes in fair value are recorded as a component of shareholders' equity. See Note 5. Prior to this time, such securities were carried at their amortized cost basis as the Company had the ability and intent to hold these securities to maturity. Also see further discussion below in Other Mortgage-Backed Securities with respect to trading activities related to Subordinated CMBS.

      Other Mortgage-Backed Securities

      Investment income consists of amortization of the discount or premiums on primarily investment-grade securities, plus the stated investment interest payments received or accrued on other mortgage-backed securities. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the investment using the effective interest method. The effective interest method provides a constant yield of income over the term of the investment.

      The Company's other mortgage-backed securities are classified as Available for Sale. As a result, the Company carries these securities at fair value where changes in fair value are recorded as a component of shareholders' equity. Upon the sale of such securities, any gain or loss is recognized in the income statement.

     During late 1999, the Company began to trade mortgage-backed securities. The Company seeks maximum total return through short term trading, consistent with prudent investment management. Returns from such activities consist primarily of capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, and other arbitrage opportunities as well as discount amortization and coupon interest income. The Company is conducting trading activities in both short and longer duration fixed income instruments, primarily subordinated and investment grade CMBS and investment grade residential mortgage backed securities. The Company's Subordinated CMBS assets existing as of late 1999 constitute the non-investment grade longer duration Trading Assets, and a new portfolio created in late 1999, consisting primarily of CMBS and residential MBS, constitute the investment grade, short duration Trading Assets. For the nine months ended September 30, 2000, trading losses on other mortgage-backed securities were immaterial and net trading losses on CMBS were approximately $3.3 million.

      As of September 30, 2000, the combined pool of trading assets approximated $1.35 billion for tax purposes.

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

      Investment in Originated Loans

      This portfolio consists of commercial loans originated and securitized by CRIIMI MAE in CMO-IV. The origination fee income, application fee income and costs associated with originating the loans were deferred ("deferred loan costs") and the net amount was added to the basis of the loans on the balance sheet upon acquisition. Income is recognized using the effective interest method and consists of mortgage income from the loans and amortization of deferred loan costs. Prior to the third quarter of 2000, the Company carried these loans at amortized cost as the Company intended to hold the loans for the long term. During the third quarter of 2000, the Company decided to sell the loans as part of its Plan. As a result, these loans are carried at the lower of cost or market as of September 30, 2000. See Note 6 for further discussion related to the sale of the Company's interest in CMO-IV.

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

      CRIIMI MAE accounts for its investment in CRIIMI MAE Services, Inc. ("Services, Inc.") under the equity method because it does not own the voting common stock of Services, Inc. As of September 30, 2000, Services Inc. holds a 27% general partner interest in CMSLP.

      As of September 30, 2000, CRIIMI MAE, through CM Management, held a 73% limited partnership interest in CMSLP. CRIIMI MAE's limited partner investment in CMSLP is accounted for under the equity method as CRIIMI MAE does not control CMSLP. However, because it owns 73% of the partnership and because it has certain rights described below, it follows the equity method of accounting. As a limited partner, CRIIMI MAE is entitled to all of the rights and benefits of being a limited partner including the right to receive income and cash distributions in accordance with its limited partner interest. In addition, CRIIMI MAE has the right to approve the sale of the principal assets of CMSLP. Services Inc. is the general partner of CMSLP and manages the day to day affairs of CMSLP.

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

      Other Mortgage-Backed Securities

      CRIIMI MAE assesses its other mortgage-backed securities for other than temporary impairment when the fair market value of the security declines below amortized cost and CRIIMI MAE concludes that it no longer has the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of the security to its current cost basis, the difference is recognized as a loss in the income statement. The Company did not recognize any impairment on its other mortgage-backed securities for the three and nine months ended September 30, 2000 and 1999.

      Insured Mortgage Securities

      CRIIMI MAE assesses each insured mortgage security for other than temporary impairment when the fair market value of the asset declines below amortized cost for a significant period of time and CRIIMI MAE concludes that it no longer has the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of an insured mortgage security to its current amortized cost basis, the difference is recognized as a loss in the income statement. The Company did not recognize any impairment on its insured mortgage securities for the three and nine months ended September 30, 2000 and 1999.

      Investment in Originated Loans

      CRIIMI MAE recognizes impairment on the originated loans when it is probable that CRIIMI MAE will not be able to collect all amounts due according to the contractual terms of the loan agreement. CRIIMI MAE measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. See Note 6 for further discussion.

      Equity Investments

      Impairment is recognized on CRIIMI MAE's investments accounted for under the equity method if a decline in the market value of the investment below its carrying basis is judged to be "other than temporary". In this case, an unrealized loss is recognized as the difference between the fair value and carrying amount. The Company did not recognize impairment losses on its equity investments for the three and nine months ended September 30, 2000 and 1999.

Receivables

      Receivables primarily consist of interest and principal receivables on the Company's Subordinated CMBS, insured mortgage securities and originated loan portfolios. In addition, prepayments in the insured mortgage securities portfolio, if any, that have not yet been received by CRIIMI MAE are included.

Other Assets

      Other assets primarily include Merger assets and related costs, deferred financing costs, deferred costs and investment in mezzanine loans, as further discussed below. Additionally included in other assets is Real Estate Owned ("REO") property acquired through foreclosure that is held for sale. In June 1997, CRIIMI MAE acquired this real estate property in a foreclosure sale from a CMBS trust which it subsequently sold to a third party in July 2000. Prior to the sale, CRIIMI MAE's investment in REO property totaled approximately $3.4 million. A loss of approximately $900,000 was recorded during the nine months ended September 30, 2000 related to this sale. REO property acquired through foreclosure is recorded at fair value on the date of foreclosure. REO property held for sale is accounted for at the lower of its cost basis or fair value less costs to sell. REO property held for the long term will be evaluated for impairment by the Company when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At such time, if the expected future undiscounted cash flows from the property are less than the cost basis, the assets will be marked down to fair value. Costs relating to development and improvement of property are capitalized, provided that the resulting carrying value does not exceed fair value. Costs relating to holding the assets are expensed.

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

      Costs incurred in connection with the loan origination programs are netted against any origination fees received and the net amount is deferred and will be recognized using the effective interest method over the life of the intended securitization of the loans. These costs include a one-time fee to the financial institution and direct costs of originating the loans for the program. All net deferred costs are written off if the Company and the financial institution decide to sell the loans in the warehouse program. In addition, the Company is required to fund the estimated subordinated levels for the securitization of the loans originated through its loan origination programs. This subordinated level is held as a deposit at the financing institution and is reflected in other assets. Due to the financial institution taking title to the loans during the warehousing period and bearing substantive risk for the investment portion of each loan, the originated loans are not recorded on the Company's balance sheet during the warehouse period. As a result of the Chapter 11 filing, CRIIMI MAE wrote off all capitalized costs in connection with its warehouse programs in December 1998. As of September 30, 2000, there were no reserve account balances with respect to either the Citibank or Prudential Programs. (See Note 6 for further discussion including the sale of the Company's interest in CMO-IV.)

Discount on Securitized Mortgage Obligation Issuances

      Discounts incurred in connection with the issuance of debt are amortized using the effective interest method over the projected term of the related debt, which is based on management's estimate of prepayments on the underlying collateral and are included as a component of interest expense.

Interest Rate Protection Agreements

      CRIIMI MAE acquires interest rate protection agreements to reduce its exposure to interest rate risk. The costs of such agreements which qualify for hedge accounting are included in other assets and are amortized over the interest rate agreement term. To qualify for hedge accounting, the interest rate protection agreement must meet two criteria: (i) the debt to be hedged exposes CRIIMI MAE to interest rate risk and (ii) the interest rate protection agreement are terminated, the associated gain or loss is defferred over the remainding terms of the agreement, provided that the underlying hedged asset or liability still exists. Amounts to be paid or received under interest rate protection agreements are accrued currently and are netted with interest expense for financial statement presentation purposes. Additionally, in the event that interest rate protection agreements do not qualify as hedges, such agreements are reclassified to be investments accounted for at fair value, with any gain or loss included as a component of income.

Per Share Amounts

      Basic earnings per share amounts for the three and nine months ended September 30, 2000 and 1999 represent net income available to common shareholders divided by the weighted average common shares outstanding during each quarter. Diluted earnings per share amounts for the three and nine months ended September 30, 1999 represent basic earnings per share adjusted for dilutive common stock equivalents, which for CRIIMI MAE could include stock options and certain series of preferred stock. For the three and nine months ended September 30, 2000, no common stock equivalents were considered in the calculation of diluted earnings per share due to the net loss. See Note 13 for a reconciliation of basic earnings per share to diluted earnings per share.

Consolidated Statements of Cash Flows

     Since the consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity, the consolidated statements of cash flows do not reflect investing and financing activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments. In 2000, based upon a stipulation agreement with certain of the Company's lenders, the Company reflected the receipt of interest on certain of its CMBS ($33.4 million), along with the corresponding pay down of interest payable ($25.6 million). The net amount of $7.8 million was used to pay down debt related to the respective variable rate financing facilities of those lenders. No cash was remitted to the Company, and as such, this activity is not reflected in the consolidated statements of cash flows.

         Cash payments made for interest for the nine months ended September 30, 2000 and 1999, were $112,258,045, and $85,788,961, respectively.

Comprehensive Income

         Comprehensive income includes net earnings as currently reported by the Company adjusted for other comprehensive income. Other comprehensive income for the Company is changes in unrealized gains and losses related to the Company's CMBS and Other MBS and Insured Mortgage Securities accounted for as available for sale with changes in fair value recorded through equity.

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

         In October 2000, the FASB issued SFAS No. 140 ("FAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125". This statement consists of two main components: (1) Requirements regarding new disclosures about securitizations, retained interests in securitized financial assets and financial assets pledged as collateral. These new disclosure requirements are to be provided for fiscal years ending after December 15, 2000, and (2) Revises criteria for accounting for securitizations, other financial-asset transfers, and collateral. The most significant revisions relate to the criteria involving a qualifying special purpose entity. These revisions regarding the accounting under FAS 140 are to be applied prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001.

      In July 2000, FASB issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". This statement requires that all changes in assumptions regarding expected future cash flows related to such assets that are used to calculate income yields be recognized prospectively through revised income yields unless impairment is required to be recognized, at which time an investment is written down to fair value. EITF 99-20 impacts the Company's income recognition for its CMBS portfolio. Currently the Company recognizes changes in income yields due to changes in expected prepayment speeds as a cumulative catch-up in the period of change. In addition the Company recognizes changes related to expected future cash flows due to credit losses prospectively if the change results in less credit losses and as a cumulative catch-up if the change results in more credit losses, unless impairment is required to be recognized at which time the CMBS is written down to fair value. The Company does not believe EITF 99-20 will have a material impact on its results of operations as the Company has not historically recorded significant cumulative catch-ups due to changes in expected future cash flows. EITF 99-20 is effective on January 1, 2001.

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

                                                                   As of September 30, 2000         As of December 31, 1999
                                                               Amortized Cost       Fair Value   Amortized Cost      Fair Value
                                                               --------------       ----------   --------------      -----------
ASSETS:
Subordinated CMBS and Other MBS (1)                             $1,140,453,666     $983,110,429   $1,374,173,019   $1,179,363,099
Insured Mortgage Securities                                        394,651,226      384,415,598      407,469,108      394,857,239
Investment in originated loans                                     457,159,996      411,314,284      470,204,780      422,643,902
Restricted cash and cash equivalents                                77,612,188       77,612,188       38,036,624       38,036,624
Other cash and cash equivalents                                     85,915,077       85,915,077       53,510,311       53,510,311
Accrued interest and principal receivable                           43,742,634       43,742,634       69,483,337       69,483,337
Interest rate protection agreements                                    395,460          259,221        1,119,280        1,465,496

LIABILITIES:

Liabilities not Subject to Chapter 11 proceedings:
Securitized mortgage obligations:
     Collateralized bond obligations-CMBS                          279,947,367      268,501,515      278,165,968      253,084,864
     Collateralized insured mortgage securities obligations        368,207,402      373,089,745      378,711,602      381,129,836
     Collateralized mortgage obligations-
        originated loans                                           388,657,365      369,615,755      399,768,513      373,634,008
Liabilities Subject to Chapter 11 proceedings:
     Variable rate secured borrowings-CMBS                         525,702,058              N/A      732,904,775              N/A
     Senior unsecured notes                                        100,000,000       86,750,000      100,000,000       86,000,000
     Other financing facilities                                     91,049,522              N/A       92,799,522              N/A

(1) This amount includes approximately $3.1 million of amortized cost and fair value related to Other MBS as of September 30, 2000 and approximately $92,000 as of December 31, 1999.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Subordinated CMBS

         Prior to 1998, the fair market value of the Company's portfolio of Subordinated CMBS was based upon quotes obtained from, in most cases, the lender to which the security was pledged. The lender also quoted the related unrated bonds even though the bonds did not serve as collateral for CRIIMI MAE's obligations. The Company obtained "ask" quotes as compared to "bid" quotes because it is the owner of the securities. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the CMBS portfolio as of September 30, 2000 and December 31, 1999. As a result, the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of September 30, 2000 and December 31, 1999. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average unleveraged yield to maturity. See Note 5 for additional discussion. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including; institutionally available research reports, a relative comparison of dealer provided discount rates from the previous quarter to those disclosed in recent research reports and communications with dealers and active Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of September 30, 2000 and December 31, 1999, it has disclosed the range of discount rates by rating category used in determining these fair market values in Note 5. In cases where the Company sells Subordinated CMBS as part of its Plan, the price of the Subordinated CMBS provided in the related stipulation and consent order is used as the fair market value.

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

Other Mortgage-Backed Securities

         The fair value of the other mortgage-backed securities is an estimate based on the indicative market price from publicly available pricing services. The Company normally applies a slight discount to such prices as the Company believes it better reflects fair value between willing buyers and sellers due to the relatively smaller sizes of this component of the Trading Assets.

Insured Mortgage Securities

         The fair market value of the Company's portfolio of insured mortgage securities as of December 31, 1999 was based upon quotes obtained from an investment banking institution, which trades these investments on a daily basis. Due to the Chapter 11 filing and a change in staff at the investment banking institution, the Company was unable to find an investment banking institution willing to provide fair value quotes for the insured mortgage securities portfolio as of September 30, 2000. As a result, the Company calculated the estimated fair market value of its insured mortgage securities portfolio as of September 30, 2000. The Company used a discounted cash flow methodology to estimate the fair value of its insured mortgage securities portfolio. The cash flows were discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, (ii) a relative comparison of dealer provided quotes from the previous year to those disclosed in recent research reports and incorporating adjustments to reflect changes in the market, and
(iii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities.

Originated Loans

         Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the portfolio. As a result, the Company calculated the estimated fair market value of its originated loan portfolio as of September 30, 2000 and December 31, 1999. The Company used the same discounted cash flow methodology used in determining the fair value of its Subordinated CMBS portfolio and further used cash flows projected at a prepayment speed of 0% to 14% depending upon the call protection of the loan. These cash flows were then discounted using a weighted average discount rate of approximately 9.9% and 9.1% for September 30, 2000 and December 31, 1999, respectively, which the Company believes was commensurate with the market's perception of the risk and value of the Company's interest in CMO-IV ($53 million face amount) that the Company sold in November 2000 as part of its Plan. The fair market value at September 30, 2000 equaled the agreed upon sale price per the Stipulation and Consent order. (See Note 6 for further discussion regarding the sale of the Company's interest in CMO-IV.)

Restricted and Other Cash and Cash Equivalents, Accrued Interest and Principal Receivable

         The carrying amount approximates fair value because of the short maturity of these instruments.

Obligations Under Financing Facilities

      The fair value of the securitized mortgage obligations as of September 30, 2000 and December 31, 1999 is calculated using a discounted cash flow methodology similar to the discussion on Subordinated CMBS above. The fair value of the senior unsecured notes was calculated using a quoted market price from Bloomberg. Management has determined that fair value of the variable rate secured borrowings-CMBS and other financing facilities is not practicable to measure because there is no quoted market price available and the facilities are in default and have been the subject of dispute as discussed in Note 9. Also see Note 9 for a detailed discussion of these facilities and the terms of the facilities.

Interest Rate Protection Agreements

         The fair value of interest rate protection agreements (used to hedge CRIIMI MAE's variable-rate debt) is the estimated amount that CRIIMI MAE would receive to terminate the agreements as of September 30, 2000 and December 31, 1999, taking into account current interest rates and the current creditworthiness of the counterparties. The amount was determined based on a quote received from the counterparty to each agreement.

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

         In May 1998, CRIIMI MAE completed its second resecuritization of CMBS assets ("CBO-2"), with a combined face value of approximately $1.8 billion involving 75 individual securities collateralized by 19 mortgage pools and three of the retained securities from CBO-1. In CBO-2, the Company sold in a private placement, securities with a face amount of $468 million and retained securities with a face amount of approximately $1.3 billion. Certain securities included call provisions to enable CRIIMI MAE to: 1) call bonds if market conditions warrant, and 2) call bonds when it is no longer cost effective to service them. As a result, CBO-2 resulted in a sale of certain securities and the retention of new securities. In accordance with FAS 125, the assets collateralizing the resecuritization are "derecognized" and the combined amortized cost basis of the collateralizing assets was allocated to the new securities issued. CRIIMI MAE received $335 million for the $345 million face amount of investment grade securities sold without call provisions which had an allocated cost basis of $306 million, resulting in a gain of approximately $28.8 million. CRIIMI MAE recorded retained assets totaling $926 million representing the allocated amortized cost basis for the $123 million face amount of investment grade securities issued with call provisions and the $1.3 billion face amount of non-investment grade retained securities in CBO-2. CBO-2 generated $160 million of net borrowing capacity primarily as a result of a higher overall weighted average credit rating for its new securities as compared to the weighted average credit rating on the related CMBS collateral. The net excess borrowing capacity was used to obtain short-term, variable rate secured borrowings which were used to acquire additional Subordinated CMBS during the second quarter of 1998.

         The CBO-2 transaction requires reclassification of CRIIMI MAE's entire portfolio of mortgage securities (consisting of mortgage security collateral and CMBS) from Held to Maturity to Available for Sale. Therefore, CRIIMI MAE's securities, effective the second quarter of 1998, are reflected on the balance sheet at fair market value. At September 30, 2000, the amortized cost of the CMBS exceeded the fair market value by approximately $157 million (after taking into account the impairment write down of certain CMBS subject to the CMBS Sale, which resulted in amortized cost being written down to fair value) as compared to $194.8 million as of December 31, 1999 and is reflected as a decrease in shareholders' equity.

At September 30, 2000, CRIIMI MAE held the following securities with respect to its CMBS portfolio:

                                   Original                04/01/00               Current
                                   Anticipated             Anticipated            Anticipated
                                   Yield to                Yield to               Yield to
       Pool (1)                    Maturity (2)            Maturity (2) (5)       Maturity (2)
       --------                    ------------            ----------------       ------------
Retained Securities from
  CRIIMI 1996 C1 (CBO-1)(4)          19.5%                   20.7%                  22.3%(3)

                                               Original            04/01/00               Current
                                               Anticipated         Anticipated            Anticipated
                                               Yield to            Yield to               Yield to
          Pool (1)                             Maturity (2)        Maturity (2) (5)       Maturity (2)
          --------                             ------------        ----------------       ------------
DLJ Mortgage Acceptance Corp.
  Series 1997 CF2 Tranche B-30C (5) (6)           8.2%                11.9%                  12.0%(3)

Nomura Asset Securities Corp.
  Series 1998-D6 Tranche B7                      12.0%                12.0%                  14.2%(3)

Retained Securities from
  CRIIMI 1998 C1 (CBO-2) (4)                     10.3%                10.2%                  10.5%(3)

Mortgage Capital Funding, Inc.
  Series 1998-MC1 (5) (6)                         8.9%                13.5%                  13.8%(3)

Mortgage Capital Funding, Inc.
  Series 1998-MC2 (5) (6)                         8.7%                13.7%                  13.9%(3)

Weighted Average                                 10.2%                11.1%                  11.4%(3)

______________

(1) CRIIMI MAE, through CMSLP, performs servicing functions on a total CMBS pool of approximately $23.6 billion as of September 30, 2000. Certain servicing rights are being sold in conjunction with CRIIMI MAE's sale of CMBS, with CMSLP's related book value of approximately $1.3 million. In addition, the total CMBS pool will be reduced by approximately $2.1 billion as a result of the sale of certain CMBS subject to the CMBS sale in November 2000. Of the $23.6 billion of mortgage loans, approximately $316 million are being specially serviced, of which approximately $271 million are being specially serviced due to payment default (including $43 million of real estate owned by the underlying trusts) and the remainder is being specially serviced due to non-financial covenant default. Through September 30, 2000, CMSLP has resolved and transferred out of special servicing approximately $606 million of the approximately $922 million that has been transferred into special servicing from inception as discussed below. As discussed below, through September 30, 2000, actual losses on mortgage loans underlying the CMBS transactions are lower than the Company's loss estimates.

(2) Represents the anticipated weighted average yield over the expected average life of the Company's Subordinated CMBS portfolio as of the date of acquisition, March 31, 2000, and September 30, 2000 respectively, based on management's estimate of the timing and amount of future credit losses and prepayments. (See also (3) below, for additional discussion.)

(3) The increases in anticipated yields to maturity for September 30, 2000, as compared to April 1, 2000, are primarily due to a change in the allocation and timing of the estimated future credit losses related to the mortgage loans underlying the CMBS. Due to better than anticipated performance of the mortgage loans underlying the CMBS, which has resulted in lower credit losses than originally estimated, the Company has revised its estimated credit losses to occur later in the weighted average life of the CMBS than originally projected. However, the Company has not lowered the total amount of estimated future credit losses related to the mortgage loans underlying the CMBS. The change in allocation and timing of estimated future credit losses to reflect a later occurrence of such losses results in increases in projected cash flow (primarily in the form of interest income) as of September 30, 2000, which in turn results in increases in anticipated yields to maturity as of September 30, 2000. As a result of the present value benefit of a revised later projected occurrence of credit losses, the yields used to determine CMBS income have increased. This revised methodology was applied on April 1, 2000. On April 1, 2000, the overall impact of this allocation and timing revision resulted in a 29 basis point increase in total CMBS anticipated yields to maturity (24 basis point increase related to the remaining CMBS subject to the CMBS Sale and 30 basis point increase related to the Company's retained portfolio). These yield increases have resulted in approximately $700,000 in additional CMBS income during the third quarter compared to income that would have been recognized using prior unrevised yields. The Company estimates that total CMBS income related to the Company's retained portfolio will be higher by approximately $2 million for the period April 1 through December 31, 2000 than if the prior unrevised yields were used. These CMBS yield increases have been applied prospectively as of April 1, 2000, the first day of the second quarter.

(4) While it had no impact on the anticipated yield, the unrated bond from CBO-1 experienced an approximate $738,000 principal write-down in 1999 and an approximate $2.2 million principal write-down in 2000 due to losses on the foreclosure of two underlying loans. Further, the unrated bond from CBO-2 experienced an approximate $879,000 principal write-down in 1999 and an approximate $374,000 principal write-down in 2000 due to losses on the foreclosure of two underlying loans.

(5) As discussed further below, under the Plan, the Company intends to sell these CMBS pools and as such, impairment was recognized as of December 31, 1999, and during the nine months ended September 30, 2000 related to these CMBS. The impairment losses resulted in the cost basis being written down to fair value as of each respective reporting period. The increase in yields between those originally projected and those projected as of March 31, 2000 is primarily a result of this new lower basis.

(6) The following table summarizes the sales of the CMBS subject to CMBS Sale (and includes the CMO-IV Sale in the sale of the "Citicorp Bonds") completed in connection with the Company's Plan and included as part of the Recapitalization Financing. The sale of all CMBS contemplated by the CMBS Sale was completed in November 2000.

                                                                                              Net Proceeds
                                                  Face                             Debt         to CRIIMI
Sale Date      Portfolio            Classes       Amount       Sale Proceeds      Paydown         MAE        Gain (Loss) (a)
---------      ---------            -------       ------       -------------      -------         ---        ---------------
                                                in millions     in millions     in millions    in millions     in millions
02/29/00      Morgan Bonds         8 classes      $   87          $ 45.9          $ 37.5         $ 8.4           ($1.35)

04/24/00      First Union Bonds    7 classes      $  290          $  140          $  113         $  27           ($0.36)

08/07/00      Chase Bonds          5 classes      $ 81.8          $ 43.8          $ 36.6         $ 7.2            $1.37

11/01/00      DLJMAC 1997-         1 class        $ 36.4          $ 14.2          $ 14.2           -0-              (c)
              CF2
              ("DLJ Bond")

11/06/00      MCFI 1998-MC1,       21             $  291          $174.8          $141.0         $33.8              (c)
                                                  ------          ------          ------         -----
              MCFI 1998-MC2,       classes
              CMM 1998-1 (b)
              ("Citicorp Bonds")
              Total Sales                         $ 786.2         $418.7          $342.3         $76.4
                                                  =======         ======          ======         =====

(a) Represents actual loss recognized when sold. Losses had been recognized through impairment in previous periods.
(b) Included in the sale of the Citicorp Bonds is the Company's interest in CMO-IV. These certificates are not accounted for as CMBS but rather Originated Loans as discussed further in Note 3 (Originated Loans) and
      Note 6.
(c)   To be recorded in fourth quarter.

The aggregate investment by the underlying rating of the Subordinated CMBS is as follows:

                                                                             Range of Discount  Amortized Cost    Amortized Cost
                 Face Amount   Weighted Average  Weighted     Fair Value       Rates Used to         as of             as of
                 as of 9/30/00     Pass-         Average      As of 9/30/00    Calculate Fair       9/30/00           12/31/99
Security Rating  (in millions)  Through Rate     Life (1)   (in millions)(2)      Value (2)      (in millions)      (in millions)
---------------  ------------   ------------     --------   ----------------      --------       -------------      -------------
A (3)             $   62.6           7%           6 years        $   56.5           9.2%           $   57.9           $  57.4

BBB (3)              150.6           7%          11 years           124.3           9.7%              129.8             127.7

BBB-(3)              115.2           7%          12 years            87.7          10.7%               94.8              93.5

BB+                  373.4         7.1%          11 years           255.9       11.4% -12.5%          293.7             305.5

BB                   118.5         6.8%          11 years            86.1       11.8% -15.9%           96.3             206.1

BB-                   56.0         6.7%          11 years            34.1       13.2% -14.2%           40.1              58.6

B+                    88.6           7%          14 years            46.7           15.5%              63.5              82.1

B                    224.7         6.5%          13 years           112.5       15.9% -16.5%          145.8             178.2

B-                   148.6         6.8%          13 years            65.2       16.9% -21%             77.2              98.1

CCC                   70.9           7%          17 years            17.6           30%                27.3              32.5

Unrated (4)          420.9         6.7%          16 years            93.4       29% -58.8% (9)        110.9             134.4
                     -----         ---           --------         -------                          --------           --------
Total (5)(6)      $1,830.0         6.9%          12 years         $ 980.0                          $1,137.3(7)(8)     $1,374.1
                  ========         ===           ========         =======                          ========           ========

________________________________

(1) Weighted average life represents the weighted average expected life of the Subordinated CMBS prior to consideration of losses, extensions or prepayments.

(2) The estimated fair values of Subordinated CMBS represent the carrying value of these assets. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the portfolio as of September 30, 2000 and December 31, 1999. As a result, the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of September 30, 2000 and December 31, 1999. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The cash flows for each bond were projected assuming no prepayments and no losses as is the market convention. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including institutionally available research reports and communications with dealers and active Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of September 30, 2000 and December 31, 1999, it has disclosed in the table the range of discount rates by rating category used in determining these fair market values. See Note 4 for a discussion on the CMBS market. In cases where the Company is selling Subordinated CMBS as part of its Plan, the price of the Subordinated CMBS per the stipulation and consent order is used as the fair market value. Also in these cases, the corresponding discount rate disclosed reflects the fair market value per the stipulation and consent order.

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

(6) Similar to the Company's other sponsored CMOs, CMO-IV resulted in the creation of CMBS, in which the Company sold certain tranches. Since the Company retained call options on the sold bonds, the Company did not surrender control of the assets for purposes of FAS 125 and thus the entire transaction is accounted for as a financing and not a sale. Since the transaction is recorded as a financing, the Subordinated CMBS are not reflected in the Company's Subordinated CMBS portfolio. Instead, the underlying loans contributed to CMO-IV are reflected in Investment in Originated Loans on the balance sheet. See Note 6 regarding the sale in November 2000 of the Company's interest in CMO-IV.

(7) Amortized cost reflects the cumulative $67 million impairment loss write-down as of September 30, 2000, related to the remaining CMBS subject to the CMBS Sale. See below for further discussion.

(8) As previously discussed, in February 2000, the Morgan Bonds were sold for proceeds of approximately $45.9 million. In April 2000, the First Union Bonds were sold for proceeds of $140 million. In August 2000, the Chase Bonds were sold for proceeds of $43.8 million. Additionally, in November 2000, the Citicorp Bonds and the DLJ Bond, the remaining CMBS subject to the CMBS Sale, were sold for gross proceeds aggregating $189 million.

(9) The 58.8% discount rate related to the NR tranche in one of the Citicorp Bonds. The discount rate reflects the sales price per the related stipulation to sell this bond. This bond was subsequently sold on November 6, 2000. The remaining NR tranches had discount rates ranging from 29% to 32% used to calculate fair value.

         As of September 30, 2000 and December 31, 1999, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and at the locations identified below:

                   9/30/00            12/31/99                                            9/30/00           12/31/99
Property Type      Percentage/(1)/    Percentage/(1)/       Geographic Location/(2)/      Percentage/(1)/   Percentage/(1)/
-------------      ---------------    ---------------       ------------------------      ---------------   ---------------
Multifamily......      31%                 32%              California...............           16%               17%
Retail...........      29%                 29%              Texas....................           13%               13%
Office...........      14%                 13%              Florida..................            8%                8%
Hotel............      14%                 14%              New York.................            5%                5%
Other............      12%                 12%              Other(3).................           58%               57%
                      ---                 ---                                                  ---               ---
   Total.........     100%                100%               Total...................          100%              100%
                      ===                 ===                                                  ===               ===

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

         The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in GAAP income recognition which is greater than or less than cash received. For the three and nine months ended September 30, 2000, the amount of income recognized in excess of cash received due to the effective interest rate method was approximately $2.6 million and $7.9 million, respectively. For the three and nine months ended September 30, 1999, the amount of income recognized in excess of cash received due to the effective interest rate method was approximately $393,000 and $728,000, respectively.

         Since the Petition Date, CRIIMI MAE and certain secured creditors have disagreed about the effect of the stay provisions of the Bankruptcy Code on such secured lenders and the subject assets. A summary of material litigation, and agreements that have been reached with certain creditors, is disclosed in Note 16 Litigation -Bankruptcy Related Litigation. In addition, the Company has been in discussions with certain other creditors not in litigation with the Company. See Note 16 Litigation - Arrangements with Other Creditors.

         As discussed in Note 1, under CRIIMI MAE's Plan, a portion of the Recapitalization Financing is expected to result from the CMBS Sale. As of September 30, 2000, the remaining CMBS subject to the CMBS Sale had a fair value and amortized cost of $146 million and $145 million, respectively. The Company first filed a plan with the Bankruptcy Court in the fourth quarter of 1999 and during that same quarter CRIIMI MAE began marketing for sale the CMBS subject to the CMBS Sale. CRIIMI MAE sold a portion of these bonds in February, April and August 2000, and in November 2000, completed the sale of the remaining CMBS subject to the CMBS Sale. The Company also sold its interest in CMO-IV in November 2000 as part of the Plan. (See Note 6 for further discussion of the CMO-IV Sale.)

         GAAP states that when the fair market value of an investment declines below its amortized cost for a significant period of time and the entity no longer has the ability or intent to hold the investment for the period the entity anticipates is required for the value to recover to amortized cost, other than temporary impairment on the investment should be recognized. This other than temporary impairment is recognized through the income statement as the difference between amortized cost and fair value. Additional accounting guidance states that other than temporary impairment should be recognized in the period the decision to sell any investment is made if the entity does not expect the fair value to recover before the sale date. As the Company decided in the fourth quarter of 1999 to sell the CMBS subject to the CMBS Sale and it did not expect the value of these bonds to significantly recover before the future sale dates, the Company recognized approximately $157 million of other than temporary impairment related to these CMBS through earnings in the fourth quarter of 1999. The Company recognized an additional $15.8 million of other than temporary impairment during the first nine months of 2000 related to these same bonds. Unrealized losses related to these CMBS were previously recognized through other comprehensive income in the equity section of the balance sheet. The other than temporary impairment loss is a part of the reorganization items on the income statement as the impairment was recognized as part of the reorganization.

         CMSLP did not file for protection under Chapter 11. However, because of the related party nature of its relationship with CRIIMI MAE, CMSLP has been under a high degree of scrutiny from servicing rating agencies. As a result of CRIIMI MAE's Chapter 11 filing, CMSLP was declared in default under certain credit agreements with First Union National Bank ("First Union"). In order to repay all such credit agreement obligations and to increase its liquidity, CMSLP arranged for ORIX, formerly known as Banc One Mortgage Capital Markets, LLC to succeed it as master servicer on two commercial mortgage pools on October 30, 1998. In addition, in order to allay rating agency concerns stemming from CRIIMI MAE's Chapter 11 filing, in November 1998, CRIIMI MAE designated ORIX as special servicer on 33 separate CMBS securitizations totaling approximately $29 billion, subject to certain requirements contained in the respective servicing agreements. CMSLP continues to perform special servicing as sub-servicer for ORIX on all but five of these securitizations. CRIIMI MAE remains the owner of the lowest rated tranche of the related Subordinated CMBS and, as such, retains rights pertaining to ownership, including the right to replace the special servicer. CMSLP lost the right to specially service the DLJ MAC 95 CF-2 securitization when the majority holder of the lowest rated tranches replaced CMSLP as special servicer. As part of the Plan, substantially all of the Company's non-resecuritized CMBS and its interest in CMO-IV were sold. As a result of these sales, CMSLP will no longer perform the special servicing duties related to these securities. In 1999, CMSLP generated gross revenues of approximately $1.1 million in fees on these CMBS. In addition, certain master servicing rights on certain of the Company's CMBS are pending sale. (See Note 1 for further discussion of the sale of certain assets, including the Company's interest in CMO-IV, to ORIX.)

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

         Prior to the Petition Date, the Company had originated over $900 million in aggregate principal amount of loans. In June 1998, the Company securitized approximately $496 million of the commercial mortgage loans originated or acquired through a mortgage loan conduit program with Citicorp Real Estate, Inc. ("Citibank") and, through CRIIMI MAE CMBS Corp., issued Commercial Mortgage Loan Trust Certificates, Series 1998-1 ("CMO-IV"). A majority of these mortgage loans were "No Lock" loans. In CMO-IV, CRIIMI MAE sold $397 million face amount of fixed-rate, investment grade CMBS. CRIIMI MAE has call rights on each of the issued securities and therefore has not surrendered control of the bonds, thus requiring the transaction to be accounted for as a financing of the mortgage loans collateralizing the investment grade CMBS sold in the securitization. Therefore, the mortgage loans remained on the Company's balance sheet. The Company originally intended to sell all of the investment grade tranches of CMO-IV; however, two investment grade tranches were not sold until 1999. As discussed further below, as part of the Plan, the Company sold its interest in CMO-IV in November, 2000. Accordingly, during the fourth quarter 2000, the mortgage loans, and related other assets and liabilities will be removed from the balance sheet.

         On April 5, 1999, the Company finalized an agreement by which SSB, in cooperation with CRIIMI MAE, agreed to sell the remaining two classes of investment grade CMBS from CMO-IV with a face amount of $45.9 million and an average coupon rate of 6.96% constituting a portion of the collateral security advances under financing agreements with Citicorp. CRIIMI MAE sold these two classes of CMBS in May and October 1999. CRIIMI MAE retained the right to call each CMBS when the principal balance amortizes to 15% of its original face balance. The 15% call option prevents CRIIMI MAE from surrendering control of the assets pursuant to the requirements of FAS 125 and thus the transaction has been accounted for as a financing and not a sale. Gross proceeds from the sale were used to pay off $39.6 million of secured debt and certain costs, and the remainder of approximately $315,000 was remitted to CRIIMI MAE. This resulted in CRIIMI MAE recognizing fixed-rate debt for these bonds in the amount of the gross proceeds received. In addition, CRIIMI MAE received past due CMBS payments on these two classes.

         In July 2000, the Company decided that, as part of the Plan, it would sell the remaining $53 million face amount of assets from CMO-IV that it then owned. The proceeds from the CMO-IV Sale, together with certain of the proceeds from the sale of the remaining CMBS subject to the CMBS Sale, would be used to pay down the related variable rate debt secured by certain of such assets, and to satisfy all remaining Citigroup claims, with any remaining proceeds retained by the Company. Upon the sale of the CMO-IV assets, CRIIMI MAE would no longer have any economic interest in CMO-IV (See also Note 1 for more information regarding the CMO-IV Sale). The Company, as the owner of the issuer's equity of CMO-IV, held the call options related to the $442.5 million (original face amount) of previously issued securities that are currently classified as securitized debt on the Company's balance sheet. Upon the sale of the issuer's equity, CRIIMI MAE would no longer own these call options and, as a result, the securitization would no longer qualify as a financing under SFAS 125. As a result, all assets (Investment in Originated Loans and related deferred financing costs) and liabilities (Collateralized mortgage obligations - Originated Loans and a portion of variable rate secured borrowings - CMBS) related to the securitization would be removed from CRIIMI MAE's balance sheet upon the sale of the issuer's equity. The CMO-IV Sale was completed on November 6, 2000. In accordance with EITF 96-19, the net loss on the sale of the Company's interest in CMO-IV is required to be presented as two components consisting of the loss on the sale of the originated loans and the subsequent gain related to the extinguishment of debt. Because the Company decided in the third quarter of 2000 to sell all of its interest in CMO-IV, the investment in originated loans was adjusted from amortized cost to fair value resulting in a $45.8 million loss in the third quarter which is classified as a reorganization item. Gains related to the extinguishment of debt cannot be recognized until the debt is actually extinguished which occurred on November 6, 2000. The estimated gain related to the extinguishment of debt is approximately $16 million and will be recognized in the fourth quarter of 2000 as an extraordinary item. The net loss related to the sale of the Company's interest in CMO-IV is estimated to be $30 million. For tax purposes, the net loss is estimated to be $29 million and will be recorded in the fourth quarter as an ordinary loss.

         Although CMO-IV was accounted for as a financing, as described above, economically, the Subordinated CMBS tranches created in this transaction which CRIIMI MAE owned, generated monthly net cash flows of approximately $700,000. As of September 30, 2000, interest payments of approximately $15.1 million were withheld with respect to certain tranches of CMO-IV. As part of the sale of the Company's interest in CMO-IV, the cumulative interest payments withheld will be released to the Company to help fund the Plan.

         As of September 30, 2000 and December 31, 1999, the originated loans were secured by properties of the types and at the locations identified below:

                        September 30,         December 31,                                 September 30,        December 31,
Property Type              2000(1)              1999(1)      Geographic Location(2)           2000(1)             1999(1)
-------------              -------              -------      ----------------------           -------             -------
Multifamily...............  38%                  37%         Michigan.........................  21%                20%
Hotel.....................  25%                  26%         Texas............................   7%                 7%
Retail....................  20%                  20%         Illinois.........................   7%                 7%
Office....................  11%                  11%         Maryland.........................   5%                 6%
Other.....................   6%                   6%         Connecticut......................   7%                 6%
                           ----                 ----         California.......................   6%                 6%
   Total.................. 100%                 100%         Florida..........................   5%                 5%
                           ====                 ====         Other(3).........................  42%                43%
                                                                                               ----               ----
                                                                Total......................... 100%               100%
                                                                                               ====               ====

____________________________
(1) Based on a percentage of the total unpaid principal balance of the underlying loans.

(2) No significant concentration by region.
(3) No other individual state makes up more than 5% of the total.

         Descriptions of the originated loans categorized by unpaid principal balances as of September 30, 2000, are as follows:

                                                                        As of September 30, 2000
                                                                        ------------------------

                                                                                   Weighted
                                                                                    Average
                                          Number of              Face              Effective            Weighted Average
Unpaid Principal Balance (1)              Loans(2)            Value(3)(4)        Interest Rate           Remaining Term
----------------------------              --------            -----------        -------------           --------------
$ 0 - $4.99 million                          90             $  207,397,709           7.48%                  7.9 years
$ 5 - $9.99 million                          21                152,495,126           7.36%                  8.2 years
$ 10- $14.99 million                          6                 74,654,334           7.15%                  8.1 years
$ 15- $20 million                             1                 16,944,224           7.15%                  9.2 years
                                            ---             --------------           ----                   ---
                                            118             $  451,491,393           7.38%                  8.3 years
                                            ===             ==============           ====                   ===

(1) The carrying amount of the originated loans of $411,314,284 is comprised of $451,491,393 face amount of loans plus $5,668,603 of deferred loan costs, net of a $45,845,712 loan loss allowance.

(2) Several loans in CMO-IV are collateralized by multiple properties. The table reflects the actual number of loans.

(3) During the nine months ended September 30, 2000, there was two loan prepayments in CMO-IV. These prepayments generated net proceeds of approximately $6 million and resulted in a financial statement gain of approximately $245,000, which is included in Gain on Originated Loan Dispositions on the accompanying consolidated statement of income for the nine months ended September 30, 2000.

(4) All originated loans are collateralized by first or second liens on multifamily, hotel, retail, office or other commercial properties. Approximately 77% of the unpaid principal balance of the loans in the securitization are No-Lock loans.

         Descriptions of the originated loans categorized by unpaid principal balances as of December 31, 1999 are as follows:

                                                                       As of December 31, 1999
                                                                       -----------------------

                                                                                 Weighted
                                                                                 Average
                                         Number of                Face           Effective              Weighted Average
Unpaid Principal Balance                   Loans                Value(1)         Interest Rate           Remaining Term
------------------------                   -----                --------         -------------           --------------
$ 0 - $4.99 million                         92                $216,386,540           7.48%                  8.6 years
$ 5 - $9.99 million                         21                 154,467,547           7.36%                  8.9 years
$10- $14.99 million                          6                  75,822,080           7.15%                  8.9 years
$15- $20 million                             1                  17,076,246           7.15%                  9.9 years
                                           ---                ------------           ----                   ---------
                                           120                $463,752,413           7.37%                  9.1 years
                                           ===                ============           ====                   =========

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

 7.      INSURED MORTGAGE SECURITIES

         CRIIMI MAE's consolidated portfolio of mortgage securities is comprised of FHA-Insured Certificates and GNMA Mortgage-Backed Securities. Additionally, mortgage securities include Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by GNMA Mortgage-Backed Securities, as discussed below. As of September 30, 2000, approximately 16% of CRIIMI MAE's investment in mortgage securities were FHA-Insured Certificates and 84% were GNMA Mortgage-Backed Securities (including certificates which collateralized Freddie Mac participation certificates). FHA-Insured Certificates and GNMA Mortgage-Backed Securities are collectively referred to herein as "mortgage securities."

CRIIMI MAE owns the following mortgages directly or indirectly through its wholly-owned subsidiaries:

                                                                    As of September 30, 2000
                                                                    ------------------------
                                                                                               Weighted
                                           Number of                                            Average
                                           Mortgage                                        Effective Interest      Weighted Average
                                           Securities    Fair Value (1)  Amortized Cost           Rate              Remaining Term
CRIIMI MAE                                       1           5,281,818       5,409,304            8.00%                34 years
CRIIMI MAE Financial Corporation (2)            35         122,556,132     125,084,940            8.39%                28 years
CRIIMI MAE Financial Corporation II (2)         46         197,769,975     204,281,166            7.20%                26 years
CRIIMI MAE Financial Corporation III (2)        22          58,807,674      59,875,818            7.33%                28 years
                                           -------        ------------    ------------            ----                 --------
                                               104         384,415,598     394,651,228            7.68%                27 years
                                           =======        ============    ============            ====                 ========

                                                                    As of December 31, 1999
                                                                    -----------------------
                                                                                               Weighted
                                           Number of                                           Average
                                           Mortgage                                        Effective Interest     Weighted Average
                                           Securities   Fair Value (1)    Amortized Cost          Rate             Remaining Term
CRIIMI MAE                                       1       $  5,268,982      $  5,429,746           8.00%                35 years
CRIIMI MAE Financial Corporation                36        123,757,775       126,621,745           8.40%                29 years
CRIIMI MAE Financial Corporation II             49        204,437,012       212,474,158           7.24%                27 years
CRIIMI MAE Financial Corporation III            23         61,393,470        62,943,459           7.84%                29 years
                                           -------       ------------      ------------           ----                 --------
                                               109       $394,857,239      $407,469,108           7.68% (3)            28 years (3)
                                           =======       ============      ============           ====                 ========

________________
(1) The fair value of the mortgage securities was based on the estimated discounted future cash flows. As of September 30, 2000 and December 31, 1999, all mortgage securities were classified as Available for Sale and carried at fair value on the balance sheet. See fair market value discussion in Note 4.

(2) During the nine months ended September 30, 2000, there were five prepayments of mortgage loans underlying mortgage securities held by CRIIMI MAE's financing subsidiaries. These prepayments generated net proceeds of approximately $9.7 million and resulted in net financial statement gains of approximately $241,300, which are included in gains on mortgage securities dispositions on the accompanying consolidated statement of income for the nine months ended September 30, 2000.

(3) Weighted averages were computed using total face value of the mortgage securities.

         As a result of the CBO-2 transaction (see Note 5), the Company, in accordance with GAAP, no longer classifies its mortgage securities as Held to Maturity. The Company's mortgage securities are now classified as Available for Sale. As a result, the Company now carries its mortgage securities at fair value. The difference between the amortized cost and the fair value of mortgage assets recorded at fair value represents the net unrealized gains or losses on those mortgage securities, which is reported as a separate component of shareholders' equity as of September 30, 2000 and December 31, 1999.

 8.      DIFFERENCES BETWEEN FINANCIAL STATEMENT NET INCOME (LOSS) AND TAXABLE
         LOSS

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

         As previously discussed in Note 1, as a result of its trader election in early 2000, CRIIMI MAE recognized a mark-to-market tax loss of approximately $478 million on certain Trading Assets on January 1, 2000 (the "January 2000 Loss"). The January 2000 Loss is expected to be recognized evenly over four years for tax purposes (i.e., approximately $120 million per year) beginning with the year 2000. The Company recognized one-fourth (i.e., approximately $30 million) of this year's portion of the January 2000 Loss during each of the first three quarters of 2000. The Company expects to continue to recognize approximately $30 million of loss related to the January 2000 Loss in each quarter for the fiscal years 2000-2003. (See Note 1 "2000 Taxable Income (Loss)/ Taxable

Distribution Requirements" for a more complete discussion).

         A summary of the estimated first nine months of 2000 net operating loss is as follows:

January 2000 Loss                                                                $  478 million
LESS: Portion recognized in First Quarter 2000                                     (30) million
LESS: Portion recognized in Second Quarter 2000                                    (30) million
LESS: Portion recognized in Third Quarter 2000                                     (30) million
                                                                                 --------------
Balance Remaining of January 2000 Loss to be Recognized                          $  388 million
                                                                                 ==============

Taxable Income for the nine months ended September 30, 2000 Before Recognition
of January 2000 Loss                                                             $  45  million
LESS: January 2000 Loss Recognized in first three quarters of 2000                 (90) million
Net Operating Loss for the nine months ended September 30, 2000                   ($45) million
                                                                                 ==============

Net Operating Loss through September 30, 2000                                     ($45) million
Net Operating Loss Utilization                                                      0.0 million
                                                                                 --------------
Net Operating Loss Carried Forward for Use in Future Periods                      ($45) million
                                                                                 ==============

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

 9.      OBLIGATIONS UNDER FINANCING FACILITIES

         Default Declarations

         As a result of the Chapter 11 petition filed on October 5, 1998, certain lenders have declared defaults or otherwise taken action against the Company with respect to a number of CRIIMI MAE's financing facilities. See Note 16 for a discussion of material litigation between the Company and various creditors and agreements the Company has reached with certain of these creditors. See Note 1 "Organization - The Plan of Reorganization" for a discussion of the New Debt contemplated by the Company's Plan and the treatment of existing debt under the Plan.

The following table summarizes CRIIMI MAE's debt outstanding as of September 30, 2000 and December 31, 1999:


                                                         Nine months ended September 30, 2000
                                    -----------------------------------------------------------------------------------------
                                                         Effective Rate                   Average
                                                           at Quarter                    Effective
                                       Ending Balance         End       Average Balance    Rate       Stated Maturity Date
                                    ------------------  ------------------------------- -------------------------------------
Securitized mortgage obligations:
   Subordinated CMBS (1)            $   279,947,367           8.9%       $  279,400,225     8.9%        Nov 2006-Nov 2011

   Freddie Mac Funding Note (2)         195,362,752           7.5%          197,258,831     7.5%        Sept 2031

   Fannie Mae Funding Note (3)           57,895,406           7.4%           59,374,342     7.4%        March 2035

   CMO (4)                              114,949,244           7.5%          115,280,922     7.5%        Jan 2033

   CMO-loan originations (5)            388,657,365           6.6%          395,818,562     6.6%        Oct 2001-May 2008

Variable-rate secured borrowings -
   Subordinated CMBS (a)                525,702,058           7.7%          620,856,670     7.5%        Various

Bank term loans                           1,300,000           7.9%            2,466,667     7.7%        Dec 1998

Working capital line of credit           40,000,000           8.4%           40,000,000     8.2%        Dec 1998

Bridge loan                              49,749,522           8.9%           49,749,522     8.7%        Feb 1999

Senior unsecured notes                  100,000,000           9.1%          100,000,000     9.1%        Dec 2002
                                    ---------------
     Total                          $ 1,753,563,714
                                    ===============

(a) Certain debt balances have been reduced to reflect application of net cash flow received during Chapter 11 pursuant to agreements with certain creditors. See also Note 5 for a summary of year to date sales of CMBS subject to the CMBS Sale and the related debt paid off.


                                                                 Year ended December 31, 1999
                                    -----------------------------------------------------------------------------------------
                                                                                            Average
                                                           Effective Rate                  Effective
                                       Ending Balance       at Year End   Average Balance    Rate        Stated Maturity Date
                                    ------------------  ------------------------------- -------------------------------------
Securitized mortgage obligations:
   Subordinated CMBS (1)            $   278,165,968           8.9%       $  217,285,484     8.9%        Nov 2006-Nov 2011

   Freddie Mac Funding Note (2)         201,784,575           7.4%          211,889,272     7.4%        Sept 2031

   Fannie Mae Funding Note (3)           60,853,118           7.4%           66,918,215     7.4%        March 2035

   CMO (4)                              116,073,909           7.4%          129,616,228     7.4%        Jan 2033

   CMO-loan originations (5)            399,768,513           6.6%          388,431,011     6.5%        Oct 2001-May 2008

Variable-rate secured borrowings -
   Subordinated CMBS                    732,904,775           7.7%          794,212,980     6.2%        Various

Bank term loans                           3,050,000           7.8%            3,050,000     7.1%        Dec 1998

Working capital line of credit           40,000,000           8.2%           40,000,000     7.0%        Dec 1998

Bridge loan                              49,749,522           8.7%           49,749,522     7.5%        Feb 1999

Senior unsecured notes                  100,000,000           9.1%          100,000,000     9.1%        Dec 2002
                                    ---------------
     Total                          $ 1,982,350,380
                                    ===============

(1) As of September 30, 2000 and December 31, 1999, the face amount of the debt was $328,446,000 and $328,446,000 with unamortized discount of $48,498,633 and $50,280,032, respectively. During the nine months ended September 30, 2000 and 1999, discount amortization of $1,781,399 and $1,269,175, respectively, was recorded as interest expense.

(2) As of September 30, 2000 and December 31, 1999, the face amount of the note was $201,378,037 and $209,506,965, respectively, with unamortized discount of $6,015,285 and $7,722,390, respectively. During the nine months ended September 30, 2000 and 1999, discount amortization of $1,707,105 and $354,593, respectively, was recorded as interest expense.

(3) As of September 30, 2000 and December 31, 1999, the face amount of the note was $59,268,430 and $62,359,630, respectively, with unamortized discount of $1,373,024 and $1,506,512, respectively. During the nine months ended September 30, 2000 and 1999, discount amortization of $133,488 and $290,202, respectively, was recorded as interest expense.

(4) As of September 30, 2000 and December 31, 1999, the face amount of the note was $118,018,485 and $119,563,094, respectively, with unamortized discount of $3,069,241 and $3,489,185, respectively. During the nine months ended September 30, 2000 and 1999, discount amortization of $419,945 and $641,971, respectively, was recorded as interest expense.

(5) As of September 30, 2000 and December 31, 1999, the face amount of the debt was $398,961,444 and $411,110,641 with unamortized discount of $10,304,079 and $11,342,128, respectively. During the nine months ended September 30, 2000 and 1999, discount amortization of $1,038,050 and $1,060,484, respectively, was recorded as interest expense.

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

See Note 6 regarding the extinguishment of this debt during the fourth quarter of 2000 in connection with the sale of the Company's interest in CMO-IV.

Variable Rate Secured Borrowings-CMBS

         As previously discussed, when CRIIMI MAE purchased Subordinated CMBS, it initially financed (generally through short-term, variable-rate secured borrowings) a portion of the purchase price of the Subordinated CMBS. These secured borrowings were either provided by the issuer of the CMBS pool or through master secured borrowing agreements, as discussed below. As of September 30, 2000, the secured borrowings on Subordinated CMBS have interest rates that are generally based on the one-month London Interbank Offered Rate (LIBOR), plus a spread ranging from 0.5% to 1.5%. Due to the Chapter 11 filing and the automatic stay provisions granted under the Bankruptcy Code, the actual maturity date is undeterminable for facilities that have expired or will expire in 2000 per the stated maturities.

     As discussed in Note 5, during the nine months ended September 30, 2000, the Company paid down variable rate debt aggregating approximately $187.1 million as a result of the sale of certain CMBS subject to the CMBS Sale. Additionally in November 2000, the Company paid down variable rate debt aggregating approximately $155.2 million upon the sale of the remaining CMBS subject to the CMBS Sale and the Company's interest in CMO-IV. During 1999, the Company repaid variable rate secured debt of approximating $141.2 million in connection with the sale of the CBO-2 BBB bonds and $39.6 million in connection with the sale of the BBB bonds issued in CMO-IV.

     The secured borrowing agreements are secured by certain rated CMBS security tranches with an aggregate fair value of approximately $633 million as of September 30, 2000 and $827 million as of December 31, 1999. CRIIMI MAE's short-term variable-rate financing facilities require that the value of the collateral securing the facilities meet a minimum loan-to-value ratio. If the value of the collateral is perceived such that the maximum loan-to-value ratio is exceeded, then the lender may require the Company to post cash or additional collateral with sufficient value to cure the perceived value deficiency. At November 7, 2000, CRIIMI MAE had secured borrowing agreements with respect to its CMBS with GACC and Merrill Lynch. These secured borrowing agreements qualify as financings under FAS 125 because CRIIMI MAE is required to purchase the same securities collateralizing the borrowing before their maturity.

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

     See Note 1 for information regarding the Plan treatment of the related allowed claims.

Bank Term Loans

     In connection with the Merger, CM Management assumed certain debt of certain mortgage businesses affiliated with C.R.I., Inc. in the principal amount of $9.1 million (the "Bank Term Loan"). The Bank Term Loan is secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and is guaranteed by CRIIMI MAE. The loan requires quarterly principal payments of $650,000 and was scheduled to mature on December 31, 1998. The amount outstanding as of September 30, 2000 and December 31, 1999 was $1.3 million. Interest on the loan is based on LIBOR, plus a spread of 1.25%. See
Note 1 for information regarding the Plan treatment of the related allowed claims.

     In addition, a wholly owned subsidiary had a loan secured by certain Real Estate Owned Property and guaranteed by CRIIMI MAE. The loan required monthly interest payments and a balloon principal payment at maturity. The loan was made January 22, 1998 and matured on August 1, 1999. The Company received a default notice on August 3, 1999 from Citicorp. The amount outstanding as of September 30, 2000 and December 31, 1999 was $0 and $1.75 million, respectively. Interest on the loan is based on LIBOR plus a spread of 1.5%. The property was sold to a third party in July 2000 and a portion of the proceeds from the sale were used to pay off the outstanding loan balance, and other related costs.

Working Capital Line of Credit

     In 1996, CRIIMI MAE entered into an unsecured working capital line of credit provided by two lenders which provided for up to $40 million in borrowings. The credit facility matured on December 31, 1998. Outstanding borrowings under this line of credit are based on interest at one-month LIBOR plus a spread of 1.75%. As of September 30, 2000 and December 31, 1999, $40 million in borrowings were outstanding under this facility.

     See Note 1 for information regarding the Plan treatment of the related allowed claims.

Bridge Loan

     In August 1998, CRIIMI MAE entered into a bridge loan for $50 million provided by a lender. The total unpaid principal balance and accrued interest was due in February 1999. Outstanding borrowings under this facility are based on interest at one-month LIBOR plus a spread of 2.25%. As of September 30, 2000 and December 31, 1999, approximately $50 million in borrowings was outstanding under this loan.

     See Note 1 for information regarding the Plan treatment of the related allowed claim.

Other Debt Related Information

     Changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt, which approximates 65% of CRIIMI MAE's consolidated debt as of September 30, 2000. Fluctuations in interest rates will continue to impact the value of that portion of CRIIMI MAE's mortgage assets which are not match-funded and could impact the net interest margin through increased cost of funds on the variable-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining variable-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any variable-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. Furthermore, CRIIMI MAE has interest rate risk to the extent that the LIBOR interest rate increases between the current rate and the cap rate. However, CRIIMI MAE's investment policy contemplates that at least 75% of variable-rate debt be hedged. As of September 30, 2000 and December 31, 1999, 93% and 94%, respectively, of CRIIMI MAE's variable-rate debt was hedged.

     For the nine months ended September 30, 2000, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts and deferred financing fees of approximately $7.6 million, was approximately 7.8%. As of September 30, 2000, CRIIMI MAE's debt-to-equity ratio was approximately 7.9 to 1 and CRIIMI MAE's non-match-funded debt-to-equity ratio was approximately 3.2 to 1. Under certain of CRIIMI MAE's existing debt facilities, CRIIMI MAE's debt-to-equity ratio, as defined, may not exceed 5.0 to 1.0, among other requirements.

10.  INTEREST RATE PROTECTION AGREEMENTS

     CRIIMI MAE has entered into interest rate protection agreements to partially limit the adverse effects of rising interest rates on its variable-rate borrowings. Interest rate caps ("caps"), as shown below, provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. If the cap qualifies for hedge accounting treatment, the related cost, as well as gains or losses on terminated positions, have been deferred and recognized into income over the life of the related debt. However, with the sale of certain securities and subsequent pay down of the related variable rate debt contemplated by the Plan, certain of the Company's interest rate caps will no longer qualify for hedge accounting. The portion of such caps will be marked-to-market with the adjustment recorded through earnings. At September 30, 2000, CRIIMI MAE held caps with a notional amount of $575 million of which the total amount was used to hedge the Company's variable rate debt.

Notional
Amount              Effective Date      Maturity Date (2)        Cap (2)        Index (3)
-----------         ---------------     ----------------         -------        ----------
$100,000,000        December 7, 1997    November 7, 2000         6.6563%         1M LIBOR
  50,000,000        December 23, 1997   December 23, 2000        6.9688%         1M LIBOR
 100,000,000        March 11, 1998      March 12, 2001           6.6875%         1M LIBOR
 100,000,000        April 30, 1998      March 30, 2001           6.6875%         1M LIBOR
 100,000,000        June 4, 1998        June 4, 2001             6.6563%         1M LIBOR
 100,000,000        June 26, 1998       June 26, 2001            6.6563%         1M LIBOR
  25,000,000        September 6, 1998   August 6, 2001           6.6523%         1M LIBOR
------------
$575,000,000(1)
============

--------------------
(1) CRIIMI MAE's designated interest rate protection agreements hedge CRIIMI MAE's variable-rate borrowing costs.
(2) The weighted average strike price is approximately 6.7% and the weighted average remaining term for these interest rate cap agreements is approximately six months.
(3) The one month LIBOR rate was 6.6175% at September 30, 2000.

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

11.  COMMON STOCK

     CRIIMI MAE had 62,353,170 and 59,954,604 common shares issued and outstanding as of September 30, 2000 and December 31, 1999, respectively. See also Note 1 "Organization - The Plan of Reorganization" and "The Company's 1999 Taxable Income".

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

Dividends

     During the pendency of the Chapter 11 proceedings, the Company is prohibited from paying cash dividends without first obtaining Bankruptcy Court approval (and subject to there being funds legally available for any such dividend under state corporate law). (See Note 1-Effect of Chapter 11 Filing on REIT Status and other Tax Matters.)

     In September 1999, the Company declared a dividend to common shareholders payable in shares of a new series of preferred stock designated as Series G Redeemable Cumulative Dividend Preferred Stock with a face value of $10 per share. The Series G Preferred Stock was convertible into shares of common stock during two, 10-business day windows. During the first conversion period (November 15 through November 30, 1999), 756,453 shares of Series F Preferred Stock were converted, resulting in the issuance of 6,401,443 shares of common stock. During the second and final conversion period for the Series F Preferred Stock (January 21 through February 3, 2000), 263,788 additional shares were converted, resulting in the issuance of 2,396,566 shares of common stock. See
Note 12 for further discussion.

     In September 2000, the Company declared a dividend to common shareholders payable in shares of a new series of preferred stock designated as Series G Redeemable Cumulative Dividend Preferred Stock with a face value of $10 per share. The Series G Preferred Stock will be convertible into shares of common stock during a period of 10 consecutive trading days commencing on February 21, 2001 and ending on March 6, 2001. See Note 12 for further discussion.

12.  PREFERRED STOCK

     CRIIMI MAE's charter authorizes the issuance of up to 25,000,000 shares of preferred stock, of which 3,000,000 shares have been designated as Series B Cumulative Convertible Preferred Stock, 300,000 shares have been designated as Series C Cumulative Convertible Preferred Stock, 300,000 shares have been designated as Series D Cumulative Convertible Preferred Stock, 203,000 shares have been designated as Series E Cumulative Convertible Preferred Stock 1,610,000 shares have been designated as Series F Redeemable Cumulative Dividend Preferred Stock, and 3,760,000 shares have been designated as Series G Redeemable Cumulative Convertible Preferred Stock as of September 30, 2000. See also Note 1 "Organization - The Plan of Reorganization" and "The Company's 1999 Taxable Income".

Series B Cumulative Convertible Preferred Stock

     In August 1996, CRIIMI MAE completed a public offering of 2,415,000 shares of Series B Cumulative Convertible Preferred Stock, with a par value of $0.01 per share (the "Series B Preferred Stock"), at an aggregate offering price of $60,375,000. The Series B Preferred Stock pays a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $0.30, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 2.2844 times one plus a conversion premium of 3%, subject to adjustment upon the occurrence of certain events. If the Series B Preferred Stock votes to accept the Plan, the relative rights and preferences of the Series B Preferred Stock would be amended to permit the payment of dividends in cash or common stock (or a combination thereof) at the Company's election. The Series B Preferred Stock is (i) convertible at the option of the holders and (ii) subject to redemption at CRIIMI MAE's sole discretion after the tenth anniversary of issuance. Each share of Series B Preferred Stock was convertible into 2.2844 shares of common stock, subject to adjustment upon the occurrence of certain events. Due to certain adjustment provisions in the Series B Preferred Stock Articles Supplementary, the payment of the Series F Redeemable Cumulative Dividend Preferred Stock dividend resulted in an adjustment to the conversion price such that one share of Series B Preferred Stock is now convertible into 2.6379 shares of common stock. The liquidation preference and the redemption price on the Series B Preferred Stock equals $25 per share, together with accrued and unpaid dividends. There were 1,593,982 shares of Series B Preferred Stock outstanding as of September 30, 2000. Dividends accrued on the Series B Preferred Stock totaled $8,671,262 as of September 30, 2000 (of which, $3,251,723 was accrued for the first nine months of 2000, $4,335,631 was accrued during 1999 and $1,083,908 was accrued for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing).

Series C Cumulative Convertible Preferred Stock

     In March 1997, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company had the right to sell, and such investor was obligated to purchase, up to 300,000 shares of Series C Cumulative Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), through June 1998 at a price of $100 per share. The Series C Preferred Stock paid a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such quarterly dividend payment. The Series C Preferred Stock was convertible into shares of common stock at the option of the holder and was subject to redemption by CRIIMI MAE. The outstanding shares of Series C Preferred Stock were subject to mandatory conversion into common shares on February 23, 2000. Each share of Series C Preferred Stock was convertible into common shares based on a formula, the numerator of which was $100 and the denominator of which was a closing trade price of the common stock within the conversion period or the average of the closing trade prices of the common stock over the applicable twenty-one (or such fewer number as was mutually acceptable) day period immediately preceding the date of delivery. The liquidation preference and redemption price on the Series C Preferred Stock were $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon. On September 23, 1997, 150,000 shares were issued under this agreement, resulting in net proceeds of approximately $15 million. On February 23, 1998, another 150,000 shares of Series C Preferred Stock were issued under this agreement, resulting in net proceeds of approximately $15 million. These proceeds were used to fund purchases of Subordinated CMBS. During 1999, 20,000 shares of Series C Preferred Stock were converted into 653,061 common shares, resulting in 103,000 shares of Series C Preferred Stock outstanding at December 31, 1999. Dividends accrued on the Series C Preferred Stock as of September 30, 2000 totaled $1,116,143 (of which $159,832 was accrued for the first nine months of 2000, $697,172 for 1999 and $259,139 for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing). As of February 22, 2000, all of the outstanding shares of Series C Preferred Stock were exchanged for Series E Preferred Stock. See below for further discussion.

Series D Cumulative Convertible Preferred Stock

     In July 1998, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company had the right to sell, and such investor was obligated to purchase, up to 300,000 shares of Series D Cumulative Convertible Preferred Stock par value $.01 per share (the "Series D Preferred Stock") at price of $100 per share. The Series D Preferred Stock paid a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such quarterly dividend payment. The Series D Preferred Stock was convertible into shares of common stock at the option of the holder and was subject to redemption by CRIIMI MAE. The outstanding Series D Preferred Stock was subject to mandatory conversion into common shares on July 31, 2000. Each share of Series D Preferred Stock was convertible into common shares based on a formula, the numerator of which is $100 and the denominator of which was a closing trade price of the common stock within the conversion period or the average of the closing trade prices of the common stock over the applicable twenty-one (or such fewer number as was mutually acceptable) day period immediately preceding the date of delivery. The liquidation preference and redemption price on the Series D Preferred Stock were $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon. On July 31, 1998, 100,000 shares of Series D Preferred Stock were issued under this agreement, resulting in net proceeds of approximately $10 million. There were no Series D Preferred Stock converted into common shares during 1999, resulting in 100,000 shares outstanding at December 31, 1999. Dividends accrued on the Series D Preferred Stock totaled $1,259,353 as of September 30, 2000 (of which, $458,600 was accrued for the first nine months of 2000, $645,822 was accrued for 1999 and $154,931 was accrued for the fourth quarter of 1998, but not paid to date as a result of the Chapter 11 filing). As of July 26, 2000, all of the outstanding shares of Series D Preferred Stock were exchanged for Series E Preferred Stock. See below for further discussion.

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

     Until the Company's Plan is effective, the principal terms of the Series E Preferred Stock are as set forth below. The Series E Preferred Stock pays a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding commencement of the calendar quarter which includes such quarterly dividend payment. Quarterly dividends payable with respect to calendar quarters and any partial quarter will be payable in common stock. Dividends accrued on Series E Preferred Stock totaled $599,987 as of September 30, 2000, (representing dividends from February 23, 2000 through September 30, 2000). The Series E Preferred Stock is not convertible into shares of common stock at the option of the holder unless the effective date of the Plan does not occur on or before December 31, 2000. In such event, 10,000 shares of Series E Preferred Stock shall become convertible at the option of the holder into common stock in January 2001 and in each month thereafter until the effective date of the Plan. If the Series E Preferred Stock becomes convertible into common stock, then each share of Series E Preferred Stock shall be convertible into common stock based on a formula, the numerator of which will be $100 and the denominator of which will be a closing trade price of the common stock within the conversion pricing period that is mutually acceptable or the average of the closing trade prices of the common stock over the applicable twenty-one (or such fewer number as is mutually acceptable) day period immediately preceding the date of delivery. The Series E Preferred Stock is subject to redemption by CRIIMI

MAE. The liquidation preference and the redemption price on the Series E Preferred Stock are $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon.

     Once the Company's Plan is effective, amendments to the Series E Preferred Stock relative rights and preferences, relating principally to conversion and dividend rights and terms, would be effected, including an increase in the dividend rate, a new mandatory conversion date and the provision of additional conversion rights. Reference is made to the Plan and Disclosure Statement, previously filed with the SEC as exhibits to a Current Report on Form 8-K filed on September 22, 2000, for a complete description of such amendments to the relative rights and preferences of the Series E Preferred Stock, as contemplated by the Plan.

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

     The Series F Preferred Stock provides for cash dividends at an annual fixed rate of 12%. The first dividend will be paid no earlier than the end of the calendar quarter in which a plan of reorganization for the Company becomes effective, and no more than quarterly thereafter. If the Series F Preferred Stock votes to accept the Plan, then the relative rights and preferences of the Series F Preferred Stock would be amended to permit the payment of dividends in cash or common stock (or a combination thereof) at the Company's election. The Series F Preferred Stock is redeemable at the Company's option after November 5, 2000 at a price of $10.00 per share plus accrued and unpaid dividends through the dividend declaration date next preceding the redemption date. The liquidation value of the Series F Preferred Stock is $10.00 per share plus accrued and unpaid dividends.

     During the first conversion period, 756,453 shares of Series F Preferred Stock were converted, resulting in the issuance of 6,401,443 shares of common stock. During the second and final conversion period (January 21 through February 3, 2000) for the Series F Preferred Stock, 263,788 additional shares were converted, resulting in the issuance of 2,396,566 shares of common stock. There were 586,354 shares of Series F outstanding at September 30, 2000. Dividends accrued on Series F Preferred Stock totaled $697,064 as of September 30, 2000 (of which $535,537 was accrued for the first nine months of 2000 and $161,527 for 1999).

Series G Redeemable Cumulative Dividend Preferred Stock

     On September 11, 2000, the Company declared a dividend on its common stock for the purpose of distributing approximately $37.5 million in undistributed 1999 taxable income. The dividend is payable on November 13, 2000, to common shareholders of record as of October 27, 2000 who maintain ownership of their common stock through the payment date, in shares of Series G Redeemable Cumulative Dividend Preferred Stock (convertible during the period of ten (10) trading days commencing one-hundred calendar days after the initial issue date or, if such commencement date is not a trading day, the first trading day thereafter) (the "Series G Preferred Stock"). The shares of Series G Preferred Stock to be issued have been approved for listing on the New York Stock Exchange and will trade with the symbol CMM-Pr G, with a par value of $0.01 and a face value of $10 per share. Holders of record of CRIIMI MAE common stock who maintain ownership of their common stock through November 13, 2000, will receive for each share held 6/100ths of a share of Series G Preferred Stock (i.e., six shares of Series G Preferred Stock for every 100 shares of common stock held). The Series G Preferred Stock will be issued in whole shares, with shareholders receiving cash from the Company's transfer agent for their fractional share interests at a price equal to the average sales price of all aggregated fractional shares sold by the Company's transfer agent, less transaction costs. The Series G Preferred Stock will be convertible into shares of common stock during a period of 10 consecutive trading days commencing on February 21, 2001 and ending on March 6, 2001. Conversions will be based on the volume-weighted average of the sale prices of the common stock for the 10-trading days prior to the date converted, subject to a floor of 50% of the volume-weighted average of the sale prices of the common stock on November 13, 2000. Accrued and unpaid dividends will not be paid on shares of Series G Preferred Stock converted into common stock during the conversion period. At the end of the conversion period, March 6, 2001, all conversion rights of the holders of Series G Preferred Stock will expire.

     Holders of Series G Preferred Stock will be entitled to receive, when declared by the Board of Directors, cumulative dividends, payable in cash or common stock (or a combination thereof) at the Company's option, at an annual rate of 15%. The first dividend will be paid no earlier than the end of the calendar quarter in which a plan of reorganization for the Company becomes effective, and no more than quarterly thereafter. Notwithstanding the preceding, all or any portion of the accrued and unpaid dividends as of the effective date of the Company's plan of reorganization may be paid in cash or common stock (or a combination thereof), at the Company's option, as early as the effective date of the plan of reorganization. The Company has no present intent to pay any accrued and unpaid dividends on the Series G Preferred Stock on the effective date of the Company's plan of reorganization. The Series G Preferred Stock is redeemable, at the Company's option, in whole or in part, at any time after issuance in cash or shares of parity capital stock, at the election of the Company at a price of $10.00 per share together with an amount (in cash and/or common stock, as applicable) equal to any accrued and unpaid dividends through the dividend declaration date next preceding the redemption date. The liquidation value of the Series G Preferred Stock is $10 per share plus accrued and unpaid dividends. This declared dividend is reflected as a reclassification in the equity section of the September 30, 2000 balance sheet from Additional Paid in Capital to Stock Dividend to be Distributed. On November 13, 2000, the date of payment, the issued shares of Series G Preferred Stock will be reflected as contributed capital on the balance sheet.

13.  EARNINGS PER SHARE

     The following table reconciles basic and diluted earnings per share under FAS 128 for the three and nine months ended September 30, 2000 and 1999.

                                   For the three months ended September 30, 2000     For the three months ended September 30, 1999
                                   ---------------------------------------------     ---------------------------------------------
                                                                Income (Loss)                                      Income (loss)
                                                                  Per Share                                          Per Share
                                        Income        Shares        Amount              Income          Shares         Amount
                                        ------        ------        ------              ------          ------         ------
Basic EPS
Net income (loss)
Available to Common Shareholders   $ (44,463,063)  62,353,170    $     (0.71)        $  8,100,173   53,553,161     $       0.15

Effect of Dilutive
Securities (1)
----------

Net effect of assumed exercise
of stock options                              --                                               --           --

Convertible Preferred Stock                   --           --                        $    316,390    8,206,649
                                   -------------   ----------                        ------------   ----------
Diluted EPS
-----------

                                For the three months ended September 30, 2000     For the three months ended September 30, 1999
                                --------------------------------------------      --------------------------------------------
Income (loss) available to
Common Shareholders and
assumed conversions             $(44,463,063)       62,353,170        $(0.71)     $8,416,563          61,759,810        $0.14
                                ============        ==========        ======      ==========          ==========        =====

                                 For the nine months ended September 30, 2000      For the nine months ended September 30, 1999
                                 --------------------------------------------      --------------------------------------------
                                                                      Income                                             Income
                                                                     Per Share                                         Per Share
                                   Income            Shares           Amount        Income            Shares             Amount
                                   ------            ------           ------        ------            ------             ------
Basic EPS
---------
Net Income Available to
Common Shareholders             $(36,684,968)      62,074,820          $(0.59)    $19,483,923        53,373,719           $0.37

Effect of Dilutive
Securities (1)
--------------

Net effect of assumed
exercise of stock options                 --                                               --                --

Convertible Preferred
Stock (1)                       $         --               --                         931,070         7,797,570
                                ------------       ----------                     -----------        ----------

Diluted EPS
-----------
Income available to
Common Shareholders and
assumed conversions             $(36,684,968)      62,074,820          $(0.59)    $20,414,993        61,171,289           $0.33
                                ============       ==========          ======     ===========        ==========           =====

________________________
(1) As of September 30, 2000 and 1999, respectively, the following shares of preferred stock were outstanding: 1,593,982 shares of Series B Preferred Stock , -0- and 103,000 shares of Series C Preferred Stock, -0- and 100,000 shares of Series D Preferred Stock, 203,000 and -0- shares of Series E Preferred Stock, and 586,354 and -0- shares of Series F Preferred Stock. The common stock equivalents for these shares are not included in the calculation of diluted EPS because the effect would be anti-dilutive.

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

       In addition, to ensure the Company's continued retention of its executives and other employees and to provide meaningful incentives for these employees to work toward the Company's financial recovery and reorganization, the Company's management and Board of Directors developed a comprehensive and integrated program to retain its executives and other employees throughout the reorganization. On December 18, 1998, the

Company obtained Bankruptcy Court approval to adopt and implement an employee retention program (the "Employee Retention Plan") with respect to all employees of the Company other than certain key executives. On February 28, 1999, the Company received Bankruptcy Court approval authorizing it to extend the Employee Retention Plan to the key executives initially excluded, including modifying existing employment agreements and entering into new employment agreements with such key executives. The Employee Retention Plan permitted the Company to approve ordinary course employee salary increases beginning in March 1999, subject to certain limitations, and to grant options to its employees after the Petition Date, up to certain limits. The Employee Retention Plan also provides for retention payments aggregating up to approximately $3.5 million, including payments to certain executives. Retention payments are payable semiannually over a two-year period. The first retention payment of approximately $909,000 vested on April 5, 1999, and was paid on April 15, 1999. The second retention payment of approximately $865,000 vested on October 5, 1999 and was paid on October 15, 1999. The third retention payment of approximately $653,000 vested on April 5, 2000, and was paid on April 14, 2000. The fourth retention payment of approximately $639,000 vested on October 5, 2000, $367,000 of which was paid on October 16, 2000. Any unpaid portion of the retention payments will become due and payable (i) upon the effective date of a plan of reorganization of the Company or, with respect to certain key executives, court approval or (ii) upon termination without cause. William B. Dockser, Chairman of the Board of Directors, and H. William Willoughby, President, are not currently entitled to receive any retention payments. Subject to the terms of their respective employment agreements, certain key executives will be entitled to severance benefits if they resign or their employment is terminated following a change of control. The other employees will be entitled to severance benefits if they are terminated without cause subsequent to a change of control of the Company and CMM. In addition, options granted by the Company after October 5, 1998 will, subject to Bankruptcy Court approval, become exercisable upon a change of control.

15.  TRANSACTIONS WITH RELATED PARTIES

     Below is a summary of the related party transactions which occurred during the three and nine months ended September 30, 2000 and 1999. These items are described further in the text which follows:

                                                          For the three months ended           For the nine months ended
                                                                  September                            September
                                                         2000                    1999         2000                   1999
                                                         ----                    ----         ----                   ----
Amounts received or accrued from related parties:
-------------------------------------------------

CRIIMI Inc.
-----------
  Income(1)                                            $ 182,117              $ 230,284     $  557,601            $  712,576
  Return of Capital(2)                                    26,091                     --        578,543             3,165,772
                                                       ---------              ---------     ----------            ----------
    Total                                              $ 208,208              $ 230,284     $1,136,144            $3,878,348
                                                       =========              =========     ==========            ==========
CRI/AIM Investment Limited Partnership (1)             $  84,080              $ 110,068     $  262,312            $  345,737
                                                       =========              =========     ==========            ==========

Expense reimbursements to CRIIMI Management:
--------------------------------------------

  AIM Funds and CRI Liquidating (3)(4)                 $  42,570              $  11,173     $  142,203            $  133,519
  CMSLP (2)(3)                                                 0                126,564         39,602               669,844
                                                       ---------              ---------     ----------            ----------
    Total                                              $  42,570              $ 137,737     $  181,805            $  803,363
                                                       =========              =========     ==========            ==========

Payments to CRI:
----------------
  Expense reimbursement - CRIIMI MAE(3)(5)             $  35,698              $  42,323     $  108,442            $  139,699
                                                       =========              =========     ==========            ==========

Payments to Capital Hotel Group(5)
----------------------------------
Management Fee (6)                                     $      --              $  18,173     $   34,698            $   47,072
                                                       =========              =========     ==========            ==========

_______________________________
(1) Included as equity in earnings from investments on the accompanying consolidated statements of income.

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

(6) Included as a reduction of net income earned from Real Estate Owned property which is included in other investment income on the accompanying consolidated statements of income. See Note 9 for discussion of disposition of Real Estate Owned property.

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

         The Debtors' initial exclusivity period to file a plan of reorganization ended on February 2, 1999. The Bankruptcy Court extended this period through August 2, 1999 and again through September 10, 1999. The Debtors sought a third extension of exclusivity through November 10, 1999 and on September 20, 1999, the Bankruptcy Court entered an order (i) extending the Debtors' right to file a plan of reorganization through October 16, 1999, (ii) providing the Unsecured Creditors' Committee and the CMI Equity Committee the right to jointly file a plan of reorganization through October 16, 1999 and
(iii) providing that any party in interest may file a plan of reorganization after October 16, 1999. The Debtors filed (i) a Joint Plan of Reorganization on September 22, 1999, (ii) an Amended Joint Plan of Reorganization and proposed Joint Disclosure Statement on December 23, 1999, (iii) a Second Amended Joint Plan of Reorganization and proposed Amended Joint Disclosure Statement on March 31, 2000, and (iv) a Third Amended Joint Plan of Reorganization and proposed Second Amended Joint Disclosure Statement with respect thereto on April 25, 2000, which plan and disclosure statement were amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14, 21 and August 18, 2000. The Debtors' Third Amended Joint Plan of Reorganization is fully supported by the CMI Equity Committee, which is a co-proponent of the Plan. Subject to the completion of mutually acceptable Unsecured Creditor Debt Documentation, the Unsecured Creditors' Committee has agreed to support confirmation of the Debtors' Plan.

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

         The Bankruptcy Court scheduled a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and equity security holders in connection with the Plan. On August 24, 2000, the Bankruptcy Court entered an order approving the Proposed Disclosure Statement (the "Disclosure Statement") and other proposed solicitation materials. The Bankruptcy Court scheduled a confirmation hearing on the Plan for November 15, 2000 and set September 5, 2000 as the voting record date for determining the holders of common stock, preferred stock, 9 1/8% senior notes and general unsecured creditors entitled to vote to accept or reject the Plan. The Company distributed copies of the Plan, the Disclosure Statement and other solicitation materials, including ballots during the week of September 10, 2000 to members of all classes of impaired creditors and all equity security holders for acceptance or rejection.

         At the confirmation hearing, the Bankruptcy Court will consider whether to confirm the Plan before it. To confirm a plan, the Bankruptcy Court is required to find among other things: (i) with respect to each class of impaired creditors and equity security holders, that each holder of a claim or interest of such class either (a) will, pursuant to the plan, receive or retain property of a value as of the effective date of the plan, that is at least as much as such holder would have received in a liquidation on such date of the Debtors or
(b) has accepted the plan, (ii) with respect to each class of claims or equity security holders, that such class has accepted the plan or is not impaired under the plan, and (iii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the Debtors or any successor unless such liquidation or reorganization is proposed in the plan.

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

         On September 7, 1999, the Company filed a Motion to Approve Stipulation and Consent Order Providing for Adequate Protection. On or about September 27, 1999, the Unsecured Creditors' Committee and the CMI Equity Committee filed a joint objection to the Motion. On December 3, 1999, the Bankruptcy Court entered the Stipulation and Consent Order Providing For Adequate Protection (the "Adequate Protection Order"), certain provisions of which were effective retroactively. Pursuant to the Adequate Protection Order, a segregated interest bearing debtor-in-possession account was created (the "Cash Collateral Account") into which the Company's Distribution Share was deposited during the months of August through December 1999. An additional fifty percent (50%) of the Company's Distribution Share has been deposited into such account since January and absent a further ruling by the Bankruptcy Court, or the occurrence of certain market events detailed in the Adequate Protection Order, will continue to be deposited into such account through the effective date of the Plan. The Adequate Protection Order provides Merrill Lynch with a first priority lien on the Cash Collateral Account. (See Note 1 for information with respect to the New Debt to be issued pursuant to the Plan.)

         Citicorp and Citibank

         In addition to the Citibank Program pursuant to which the Company originated loans, as previously discussed, the Company also has a financing arrangement with Citicorp pursuant to which the Company pledged CMBS.

         On October 13, 1998, Citicorp demanded from Norwest Bank Minnesota, N.A. ("Norwest") the immediate transfer of certain CMBS (the "Retained Bonds") issued pursuant to CMO-IV. Norwest served as indenture trustee. The Retained Bonds are collateral for amounts advanced to the Company by Citicorp under the financing arrangement

         On October 15, 1998, the Company filed an emergency motion to enforce the automatic stay against Norwest and Citicorp. Pursuant to an Order dated October 23, 1998, the Bankruptcy Court prohibited Citicorp from selling the Retained Bonds without further order of the Bankruptcy Court. On October 23, 1998, Citicorp requested an emergency hearing regarding the October 23 Order, and on November 2, 1998, the Company filed a complaint against Citicorp seeking, among other things, a declaratory judgment as to whether the automatic stay applies to actions taken by Citicorp with respect to the Retained Bonds.

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

         A settlement was reached on July 21, 2000, among the Company and Citigroup. The terms of the settlement agreement with Citigroup are incorporated into the Debtors' Plan and provide for the satisfaction of all Citigroup claims (including dismissal of all litigation) through the payment of: (a) principal and interest due in connection with certain financings provided by Salomon Smith Barney, Inc./Citicorp Securities, Inc. relating to the bonds designated CMCMBS 1998-1 (CMO-IV) (Classes F through J and IO), MCFI 1998-MC1 (Classes H through
M) and MCFI 1998-MC2 (Classes F through K); (b) outstanding principal, interest and expenses due in connection with a loan provided by Citicorp Real Estate, Inc. to a Company subsidiary; and (c) $4,000,000 in cash for all remaining claims of Citigroup, which has been accrued on the balance sheet as of September 30, 2000.

      On September 21, 2000, CRIIMI MAE, SSB, GACC, ORIX, the CMI Equity Committee and the Unsecured Creditors Committee filed a Stipulation and Consent Order (the "Stipulation and Consent") with the Bankruptcy Court providing for, among other matters, the terms of an agreement with respect to the sale of the Company's interest in CMO-IV and certain other CMBS to ORIX. On October 12, 2000, an order was entered by the Bankruptcy Court approving the Stipulation and Consent. On October 30, 2000, the Court entered an amendment to the Stipulation and Consent with respect to the agreed proceeds in connection with the sale to ORIX (the "Order"). Pursuant to the Stipulation and Consent as amended by the Order, the Company sold its interest in CMO-IV and certain other CMBS to ORIX. The CMI Equity Committee and Unsecured Creditors' Committee are deemed to have agreed to such sale. The sale was completed on November 6, 2000 resulting in total proceeds of approximately $189 million. The proceeds were used to pay off $141 million of financing owed to SSB and $4 million to Citicorp Real Estate, Inc. in full satisfaction of all asserted and unasserted claims of such claimants. Additionally, approximately $14.2 million of the proceeds were used to pay down secured financing provided by GACC. The Company will use the net proceeds of approximately $30 million to help fund the Company's emergence from Chapter 11.

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

         First Union has asserted a first priority security interest in certain bonds that are or were in its possession, and the distributions made on those bonds since the Petition Date, pursuant to a custodian agreement dated as of October 10, 1997 by and between the Company and First Union. The Company disputes First Union's claim to a security interest in those bonds and the distributions made thereon. The bonds in issue are (i) the Morgan Stanley Capital, Series 1998-WF2 Class N bond (the "Morgan N Bond"), (ii) the Chase Commercial Mortgage, Series 1998-1 Class J bond (the "Chase J Bond"), and (iii) the Nomura Asset Securitization Corporation, Series 1998-B7 Class N bond (the "Nomura N Bond", collectively with the Morgan N Bond and the Chase J Bond, the "Bonds"). The Morgan N Bond has been sold, and certain proceeds from the sale thereof are being held in a segregated account in the name of First Union pending further order of the Bankruptcy Court and resolution of the claim of First Union thereto. On August 7, 2000, the Company sold certain CMBS to GACC for approximately $43.8 million. The Chase J Bond composed part of the CMBS sold to GACC. The proceeds received from the sale related to the Chase J Bond were deposited in a segregated account in the name of First Union pending resolution of First Union's claim of a security interest in the bonds. See "Bankruptcy Litigation-Arrangements with other Creditors" for further discussion of the sale of certain CMBS to GACC. First Union retains possession of the Nomura N Bond.

         Because the issues between First Union and the Company could not be resolved consensually, First Union commenced an adversary proceeding against the Company on September 6, 2000 by filing a complaint in the United States Bankruptcy Court for the District of Maryland seeking a declaration that it has first priority perfected security interest in the Bonds and the distributions made on the Bonds. On October 6, 2000, the Company answered First Union's complaint and asserted counterclaims against First Union, seeking turnover of the Bonds and damages for conversion, breach of contract, and breach of fiduciary duty. On October 25, 2000, First Union filed an answer to the Company's counterclaims. Thereafter, on November 1, 2000, First Union filed a motion for summary judgment. Pursuant to a scheduling order entered by the Court on or around November 2, 2000, the Company will have until November 17, 2000 to file a cross-motion for summary judgment. Thereafter, the parties will conduct discovery on the motion and cross-motion until January 31, 2001. The Court has not given a trial date for either the motion and cross-motion for summary judgment or for the complaint and counterclaim.

         If First Union's claim with respect to the Bonds and/or the distributions made on the Bonds is determined to be an Allowed Secured Claim, such Claim will be treated as part of Class A2 under the Plan. If First Union's Claim is determined to be an unsecured claim, it will be included in the Claims subject to Class A10 under the Plan. However, until the Court allows First Union's claim as either a secured or unsecured claim, First Union will not be entitled to any distribution on its claim.

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

Arrangements with Other Creditors

         In addition to the foregoing, the Company has had discussions with other secured creditors against whom the Company was not engaged in litigation. One such creditor is GACC. On February 3, 1999, the Bankruptcy Court approved an Amended Consent Order between the Company and GACC that provides for the following: (i) acknowledgement that GACC has a valid perfected security interest in its collateral; (ii) authority for GACC to hedge its loan, subject to a hedge cost cap; and (iii) as adequate protection, the sharing of cash collateral on a 50/50 basis, after payment of interest expense, with the percentage received by GACC to be applied to reduce principal and pay certain hedge costs, if any. In addition, the Company is prohibited from using GACC's cash collateral for certain purposes, including loan originations and Subordinated CMBS acquisitions. The Amended Consent Order expired April 28, 1999. The Company and GACC agreed to extend the Amended Consent Order until August 2, 1999 and a stipulation to that effect was signed by the Company and GACC and approved by the Bankruptcy Court on May 11, 1999. The Company and GACC had negotiated a further extension of the stipulation through September 10, 1999, which has now expired. On June 16, 2000, the Company and GACC signed a stipulation and agreed order selling certain CMBS to GACC free and clear of liens, claims and encumbrances (the "GACC Sale Stipulation"), and for the sharing of cash collateral through the sale date. On July 7, 2000, the Bankruptcy Court approved the GACC Sale Stipulation and subsequently amended its order and on August 3, 2000 authorized the Company to sell its interest in the Chase J Bond and the Chase Commercial Mortgage Securities Corporation Series 1998-1, Classes F, G, H and I bonds (the "Chase Bond Portfolio") to GACC for an aggregate sale price of approximately $43.8 million. On August 7, 2000, the Company sold the Chase Bond Portfolio at the stated aggregate sales price and the related variable rate secured debt of $36.6 million was paid off. Remaining net proceeds of approximately $7.2 million will be used primarily to help fund the Company's Plan. CRIIMI MAE also received approximately $3.8 million from GACC from cash distributions that GACC had received through the sale date. Additionally, in November 2000, the Company completed the sale of the remaining CMBS subject to the CMBS Sale, including the DLJ Bond financed by GACC, to ORIX. (See Note 1 and
Note 5 for further discussion). (See also Note 1 regarding the Plan terms with respect to GACC.)

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

Other Litigation

         An alleged shareholder, on behalf of himself and all others similarly situated, who purchased common stock in a registered common stock offering made by the Company in January 1998, filed a class action lawsuit against Prudential Securities Incorporated ("Prudential") and the Company's independent public accountants (the "Recupito Complaint") in the United States District Court for the District of Maryland. Neither the Company nor any officer or director of the Company was named as a defendant in this lawsuit. On August 17, 2000, the District Court dismissed the Recupito Complaint with prejudice. The dismissal was not appealed by the plaintiff prior to the expiration of the period allowed to file an appeal.

         The Recupito Complaint alleged generally that the registration statement dated October 21, 1997, including a prospectus dated January 20, 1998 and supplemented on January 23, 1998, contained materially false and misleading statements about the Company and its condition.

Claims

         Over 850 claims with a face amount of nearly $2.53 billion have been filed in the Chapter 11 cases, including approximately $355 million in unsecured claims and approximately $2.2 billion in secured claims. Many of these claims are duplicate claims filed by the same creditor in each of the three cases. This amount is far in excess of the approximately $1.18 billion in liabilities identified by the Debtors in their schedules, which were filed with the Bankruptcy Court on November 20, 1998. The Debtors have undertaken extensive efforts to reduce the claims pool. In addition to analyzing the claims, the Debtors have opened discussions with various creditors regarding the withdrawal of certain claims and in some cases, have objected to claims. The Debtors' efforts have resulted in the reduction of approximately $1.8 billion from the claims pool by means of objections, negotiated settlements and withdrawal of claims.

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

         In October 2000, CRIIMI MAE, the CMI Equity Committee, and CCA reached an agreement with respect to the CCA claim (the "CCA Agreement"). On October 30, 2000, a Stipulation and Consent order regarding Proof of Claim No. 254 was submitted to the Court for approval (the "CCA Stipulation"). The Court has not yet approved the CCA Stipulation. Pursuant to the CCA Agreement, CCA will be granted an allowed general unsecured claim in the amount of $11.39 million (the "CCA Allowed Claim"). In full and final satisfaction of the CCA Allowed Claim, CCA agreed to accept $2.5 million in cash (which is recorded as litigation expense in the accompanying consolidated statements of income) or a combination of cash, notes or other consideration. The amount of cash payable to CCA shall be equivalent to CCA's pro rata portion of cash payments made to other general unsecured creditors of CRIIMI MAE as determined by the amount of CCA's allowed claim (up to a cap of $2.5 million). The CCA Agreement will resolve all claims CCA and its affiliates have asserted or may assert against the Company.

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

         The remaining claims of approximately $730 million, excluding accrued interest, are carried on the balance sheet as of September 30, 2000. The Debtors believe they have substantial defenses to each of the disputed claims and that the ultimate allowed amount of these claims, if any, will be insignificant, although there can be no assurance.

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

         The following table details the Company's financial performance by these two lines of business for the three and nine months ended September 30, 2000, and 1999. The basis of accounting used in the table is GAAP.

                                                            For the three months ended September 30,
                                                                              2000
                                             ---------------------------------------------------------------------
                                                Portfolio         Mortgage
                                               Investment         Servicing     Elimination (1)     Consolidated
                                             ---------------    ------------    ---------------    ---------------
Interest income:
   Subordinated CMBS                         $    33,255,157    $     61,013    $       (61,013)   $    33,255,157
   Insured mortgage securities                     7,618,704             -                  -            7,618,704
   Originated loans                                8,192,720             -                  -            8,192,720
   Other                                                 -         1,362,450         (1,362,450)               -
Servicing income                                         -         1,446,650         (1,446,650)               -
Net gain on mortgage security dispositions               -               -                  -                  -
Gain on originated loan dispositions                 206,696             -                  -              206,696
Other income                                       1,579,793         883,999           (640,608)         1,823,184
                                             ---------------    ------------    ---------------    ---------------

   Total revenue                                  50,853,070       3,754,112         (3,510,721)        51,096,461
                                             ---------------    ------------    ---------------    ---------------

General and administrative expenses               (2,778,230)     (2,718,343)         2,718,343         (2,778,230)
Interest expense                                 (35,606,094)            -                  -          (35,606,094)
Losses on warehouse obligations                          -               -                  -                  -
Reorganization items                             (52,251,032)            -                  -          (52,251,032)
Other expenses                                    (3,219,394)       (732,700)           732,700         (3,219,394)
                                             ---------------    ------------    ---------------    ---------------

   Total expenses                                (93,854,750)     (3,451,043)         3,451,043        (93,854,750)
                                             ---------------    ------------    ---------------    ---------------

Net income                                       (43,001,680)        303,069            (59,678)       (42,758,289)

Preferred dividends accrued                       (1,704,774)            -                  -           (1,704,774)
                                             ---------------    ------------    ---------------    ---------------
Net (loss) income available to common
   shareholders                                 ($44,706,454)   $    303,069           ($59,678)      ($44,463,063)
                                             ===============    ============    ================   ===============

   Total assets                              $ 2,084,216,472    $ 25,865,191    $   (47,580,607)   $ 2,062,501,056
                                             ===============    ============    ===============    ===============

                                                            For the three months ended September 30,
                                                                              1999
                                             ---------------------------------------------------------------------
                                                Portfolio         Mortgage
                                               Investment         Servicing     Elimination (1)     Consolidated
                                             ---------------    ------------    ---------------    ---------------
Interest income:
   Subordinated CMBS                         $    38,786,620    $        -      $           -      $    38,786,620
   Insured mortgage securities                     8,034,760             -                  -            8,034,760
   Originated loans                                8,615,000             -                  -            8,615,000
   Other                                                 -         1,111,227         (1,111,227)                -
Servicing income                                         -         1,579,832         (1,579,832)                -
Net gain on mortgage security dispositions           265,789             -                  -              265,789
Gain on originated loan dispositions                  74,616             -                  -               74,616
Other income                                         688,648         941,732           (921,240)           709,140
                                             ---------------    ------------    ---------------    ---------------
   Total revenue                                  56,465,433       3,632,791         (3,612,299)        56,485,925
                                             ---------------    ------------    ---------------    ---------------

General and administrative expenses               (2,702,353)     (2,996,223)         2,996,223         (2,702,353)
Interest expense                                 (37,883,201)        (54,952)            54,952        (37,883,201)
Unrealized loss on warehouse obligation             (719,394)       (602,528)           602,528           (719,394)
Reorganization items                              (1,074,505)            -                  -           (1,074,505
Other expenses                                    (4,606,002)            -                  -           (4,606,002)
                                             ---------------    ------------    ---------------    ---------------

   Total expenses                                (46,985,455)     (3,653,703)         3,653,703        (46,985,455)
                                             ---------------    ------------    ---------------    ---------------

Net (loss) income                                  9,479,978         (20,912)            41,404          9,500,470

Preferred dividends accrued                       (1,400,297)            -                  -           (1,400,297)
                                             ---------------    ------------    ---------------    ---------------

Net (loss) income available to common
   shareholders                              $     8,079,681        ($20,912)   $        41,404    $     8,100,173
                                             ===============    ============    ===============    ===============

Total assets                                 $ 2,325,312,299    $ 24,622,189    $    (2,785,958)   $ 2,347,148,530
                                             ===============    ============    ===============    ===============

                                                            For the nine months ended September 30,
                                                                              2000
                                             ---------------------------------------------------------------------
                                                Portfolio         Mortgage
                                               Investment         Servicing     Elimination (1)     Consolidated
                                             ---------------    ------------    ---------------    ---------------
Interest income:
   Subordinated CMBS                         $   107,817,791    $    200,012    $      (200,012)   $   107,817,791
   Insured mortgage securities                    23,086,633             -                  -           23,086,633
   Originated loans                               24,891,137             -                  -           24,891,137
   Other                                                 -         2,913,856         (2,913,856)               -
Servicing income                                         -         4,365,089         (4,365,089)               -
Net gain on mortgage security dispositions           241,312             -                  -              241,312
Gain on originated loan dispositions                 244,581             -                  -              244,581
Other income                                       3,258,489       3,011,655         (3,166,600)         3,103,544
                                             ---------------    ------------    ---------------    ---------------

   Total revenue                                 159,539,943      10,490,612        (10,645,557)       159,384,998
                                             ---------------    ------------    ---------------    ---------------

General and administrative expenses               (8,582,218)     (8,867,586)         8,867,586         (8,582,218)
Interest expense                                (110,712,973)            -                    0       (110,712,973)
Losses on warehouse obligations                          -               -                    0                -
Reorganization items                             (67,110,914)            -                    0        (67,110,914)
Other expenses                                    (4,658,182)     (1,761,780)         1,761,780         (4,658,182)
                                             ---------------    ------------    ---------------    ---------------

   Total expenses                               (191,064,287)    (10,629,366)        10,629,366       (191,064,287)
                                             ---------------    ------------    ---------------    ---------------

Net income                                       (31,524,344)       (138,754)           (16,191)       (31,679,289)

Preferred dividends accrued                       (5,005,679)            -                  -           (5,005,679)
                                             ---------------    ------------    ---------------    ---------------
Net (loss) income available to common
   shareholders                                  (36,530,023)   $   (138,754)          ($16,191)      ($36,684,968)
                                             ===============    ============    ================   ===============

   Total assets                              $ 2,084,216,472    $ 25,865,191    $   (47,580,607)   $ 2,062,501,056
                                             ===============    ============    ===============    ===============

                                                            For the nine months ended September 30,
                                                                              1999
                                             ---------------------------------------------------------------------
                                                Portfolio         Mortgage
                                               Investment         Servicing     Elimination (1)     Consolidated
                                             ---------------    ------------    ---------------    ---------------
Interest income:
   Subordinated CMBS                         $   115,690,376    $        -      $           -      $   115,690,376
   Insured mortgage securities                    25,424,098             -                  -           25,424,098
   Originated loans                               26,103,642             -                  -           26,103,642
   Other                                                 -         2,663,281         (2,663,281)                -
Servicing income                                         -         5,100,356         (5,100,356)                -
Net gain on mortgage security dispositions         1,851,601             -                  -            1,851,601
Gain on originated loan dispositions                 234,826             -                  -              234,826
Other income                                       2,628,859       2,965,356         (4,947,151)           647,064
                                             ---------------    ------------    ---------------    ---------------
   Total revenue                                 171,933,402      10,728,993        (12,710,788)       169,951,607
                                             ---------------    ------------    ---------------    ---------------

General and administrative expenses               (8,953,507)    (10,537,013)        10,537,013         (8,953,507
Interest expense                                (111,620,420)       (236,183)           236,183       (111,620,420)
Unrealized loss on warehouse obligation           (2,158,182)     (2,105,734)         2,105,734         (2,158,182)
Reorganization items                              (8,000,000)            -                  -           (8,000,000
Other expenses                                   (15,552,783)            -                  -          (15,552,783)
                                             ---------------    ------------    ---------------    ---------------

   Total expenses                               (146,284,892)    (12,878,930)        12,878,930       (146,284,892)
                                             ---------------    ------------    ---------------    ---------------

Net (loss) income                                 25,648,510      (2,149,937)           168,142         23,666,715

Preferred dividends accrued                       (4,182,792)            -                  -           (4,182,792)
                                             ---------------    ------------    ---------------    ---------------

Net (loss) income available to common
   shareholders                              $    21,465,718     ($2,149,937)   $       168,142    $    19,483,923
                                             ===============    ============    ===============    ===============

Total assets                                 $ 2,325,312,299    $ 24,622,189    $    (2,785,958)   $ 2,347,148,530
                                             ===============    ============    ===============    ===============

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

18.  FINANCIAL STATEMENTS FOR THE DEBTOR ENTITIES

     The following are unconsolidated financial statements for CRIIMI MAE, CM Management and Holdings II:



                                CRIIMI MAE INC.
                                BALANCE SHEETS
                               (Unconsolidated)

                                                                        September 30, 2000   December 31, 1999
                                                                        ------------------   -----------------
Assets:
Subordinated CMBS and other MBS, at fair value                             $   612,947,358    $   826,897,948
Insured mortgage security, at fair value                                         5,281,818          5,268,982
Receivables and other assets                                                    41,330,449         83,133,075
Restricted cash and cash equivalents                                            76,983,441         37,774,894
Cash and cash equivalents                                                       79,142,090         52,114,880
Investment in subsidiaries                                                     185,160,970        210,030,947
                                                                           ---------------    ---------------
  Total assets                                                             $ 1,000,846,126    $ 1,215,220,726
                                                                           ===============    ===============

Liabilities:
Accounts payable and other accrued expenses                                $    16,486,275    $    21,580,384
Liabilities subject to Chapter 11 proceedings                                  761,846,185        974,291,756
                                                                           ---------------    ---------------

  Total liabilities                                                            778,332,460        995,872,140
                                                                           ---------------    ---------------

Shareholders' equity:
Convertible preferred stock                                                         23,833             26,471
Common stock                                                                       623,532            599,546
Accumulated other comprehensive income                                        (167,578,865)      (207,421,788)
Accumulated deficit                                                           (185,119,883)      (148,434,915)
Additional paid-in capital                                                     537,153,147        574,579,272
Preferred stock dividend to be distributed                                      37,411,902                 --
                                                                           ---------------    ---------------

  Total shareholders' equity                                                   222,513,666        219,348,586
                                                                           ---------------    ---------------

  Total liabilities and shareholders'  equity                              $ 1,000,846,126    $ 1,215,220,726
                                                                           ===============    ===============


   The accompanying note is an integral part of these financial statements

                                CRIIMI MAE INC.
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                               (Unconsolidated)

                                                 For the three months ended September 30,  For the nine months ended September 30,
                                                        2000                  1999                2000                 1999
                                                 ------------------     ----------------  --------------------    ----------------
Interest income                                        $ 21,888,420        $ 28,026,949           $ 73,398,655        $ 83,013,923
Interest expense                                         14,561,271          15,862,034             46,174,806          47,954,642
                                                 ------------------     ---------------   --------------------    ----------------
   Net interest margin                                    7,327,149          12,164,915             27,223,849          35,059,281
                                                 ------------------     ---------------   --------------------    ----------------

Equity in earnings from investments                     (41,422,820)          2,780,703            (36,290,838)         11,349,143
Other income                                                651,554             388,261              1,821,244           1,419,217
General and administrative expenses                        (259,485)           (171,234)              (710,230)           (596,109)
Amortization of assets acquired in the Merger              (719,394)           (719,394)            (2,158,182)         (2,158,182)
Realized loss on reverse repurchase obligation                   --                  --                     --                  --
Losses on warehouse obligations                                  --          (1,074,505)                    --          (8,000,000)
Other expense                                            (2,500,000)                 --             (2,500,000)
Reorganization items:
     Impairment on CMBS                                 (10,579,996)                 --            (15,832,817)                 --
     Loss on Sale of CMBS                                 1,367,601                  --               (343,613)                 --
     Impairment on REO                                           --                  --               (924,283)                 --
     Other                                                3,377,102          (3,868,276)            (1,964,419)        (13,406,635)
                                                 ------------------     ---------------   --------------------    ----------------

   Subtotal                                             (50,085,438)         (2,664,445)           (58,903,138)        (11,392,566)
                                                 ------------------     ---------------   --------------------    ----------------

Net (loss) income before dividends accrued or paid
  on preferred shares                                   (42,758,289)          9,500,470            (31,679,289)         23,666,715

Dividends accrued or paid on preferred shares            (1,704,774)         (1,400,297)            (5,005,679)         (4,182,792)
                                                 ------------------     ---------------   --------------------    ----------------

Net (loss) income available to common
  shareholders                                        $ (44,463,063)        $ 8,100,173            (36,684,968)         19,483,923
                                                 ==================     ===============   ====================    =================
Comprehensive (loss) income:
Net (loss) income before dividends paid or accrued
  on preferred shares                                   (42,758,289)          9,500,470            (31,679,289)         23,666,715

Other comprehensive income (loss)                        16,938,086         (30,533,704)           39,842,923         (68,819,689)
                                                 ------------------     ---------------   --------------------    ----------------

   Comprehensive (loss) income                     $    (25,820,203)      $ (21,033,234)             8,163,634         (45,152,974)
                                                 ==================     ===============   ====================    =================

    The accompanying note is an integral part of these financial statements

                                CRIIMI MAE Inc.
                         Note to Financial Statements
                       As of September 30, 2000 and 1999
                               (Unconsolidated)

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

         In management's opinion, with the exception of the matter discussed above, the financial statements of CRIIMI MAE contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CRIIMI MAE as of September 30, 2000 and December 31, 1999, and the unconsolidated results of its operations for the three and nine months ended September 30, 2000 and 1999.

                          CRIIMI MAE Management Inc.
                                BALANCE SHEETS

                                                             September 30,     December 31,
                                                            --------------   ----------------
                                                                 2000              1999
                                                            --------------   ----------------
Assets:
   Note receivable                                          $    3,376,468    $     3,376,468
   Restricted cash and cash equivalents                            628,747            261,729
   Cash and cash equivalents                                       661,033            926,122
   Other assets                                                  2,721,061          2,969,939
   Equity investments                                           12,681,547         12,794,963
                                                            --------------    ---------------
     Total assets                                           $   20,068,856    $    20,329,221
                                                            ==============    ===============
Liabilities:
   Accounts payable and other accrued expenses              $    3,539,451    $     2,585,812
   Liabilities subject to Chapter 11 proceedings                 7,055,314          6,529,634
                                                            --------------    ---------------
     Total liabilities                                          10,594,765          9,115,446
                                                            --------------    ---------------
Shareholders' equity                                             9,474,091         11,213,775
                                                            --------------    ---------------
     Total liabilities and shareholders' equity             $   20,068,856    $    20,329,221
                                                            ==============    ===============

   The accompanying note is an integral part of these financial statements.

                          CRIIMI MAE Management Inc.
                            STATEMENTS OF NET LOSS

                                                   For the three months ended September 30,  For the nine months ended September 30,
                                                        2000                  1999                 2000                  1999
                                                   --------------         ------------         -------------        ------------
Interest income - note receivable and short-term
interest income                                     $      90,743         $     84,412          $    278,560        $    249,014
Equity in losses from investments                         359,685              (10,533)               29,487          (1,547,553)
                                                   --------------         ------------         -------------        ------------
   Total revenue                                          450,428               73,879               308,047          (1,298,539)
                                                   --------------         ------------         -------------        ------------
Interest expense                                          117,981              105,511               354,897             310,835
Depreciation and amortization                             152,442              130,320               428,937             394,765
General and administrative expenses                     2,161,395            2,190,243             6,725,787           7,279,110
Reorganization items                                      507,688              605,329             2,002,314           1,579,129
                                                   --------------         ------------         -------------        ------------
   Total expenses                                       2,939,506            3,031,403             9,511,935           9,563,839
                                                   --------------         ------------         -------------        ------------
   Net loss                                         $  (2,489,078)        $ (2,957,524)         $ (9,203,888)       $(10,862,378)
                                                   ==============         ============         =============        ============

   The accompanying note is an integral part of these financial statements.

                          CRIIMI MAE Management, Inc.
                         Note to Financial Statements
                       As of September 30, 2000 and 1999

 1.      BASIS OF PRESENTATION

         In management's opinion, the accompanying unaudited financial statements of CM Management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CM Management on a stand-alone basis as of September 30, 2000 and December 31, 1999 and the results of its operations for the three and nine months ended September 30, 2000 and 1999, in accordance with GAAP.

                         CRIIMI MAE Holdings II, L.P.
                                BALANCE SHEETS


                                                     September 30, 2000          December 31, 1999
                                                     ------------------          -----------------
Assets:
   Subordinated CMBS, at fair value                     $ 40,526,538                $ 38,211,075
   Interest receivable                                       460,343                     377,936
   Cash                                                      227,493                         100
                                                        ------------                ------------
     Total assets                                       $ 41,214,374                $ 38,589,111
                                                        =============               ============
Liabilities:
   Liabilities not subject to Chapter 11 proceedings:
     Collateralized mortgage obligations                $ 39,609,166                $ 39,256,952
     Payables and accrued expenses                           614,708                     541,360
   Liabilities subject to Chapter 11 proceedings:

     Variable-rate secured borrowings                             --                          --
                                                        ------------                ------------
     Total liabilities                                    40,223,874                  39,798,312
                                                        ------------                ------------
Partners' equity:
   Contributed capital                                     4,512,988                   4,856,143
   Accumulated other comprehensive income                 (3,522,488)                 (6,065,344)
                                                        ------------                ------------
     Total partners' equity                                  990,500                  (1,209,201)
                                                        ------------                ------------
     Total liabilities and partners' equity             $ 41,214,374                $ 38,589,111
                                                        ============                ============

   The accompanying note is an integral part of these financial statements.

                         CRIIMI MAE Holdings II, L.P.
                STATEMENTS OF NET LOSS AND COMPREHENSIVE INCOME

                                           For the three months ended September 30,     For the nine months ended September 30,
                                                 2000                    1999                  2000                  1999
                                           ---------------         ---------------      ---------------        ---------------
Interest income:
   Subordinated CMBS                       $       796,469         $      796,591       $     2,389,489        $    2,389,890

Interest expense:
   Collateralized bond obligations-CMBS            906,415                375,430             2,749,317               521,268
   Variable-rate secured borrowings-CMBS                --                236,631                    --             1,339,348
                                           ---------------         --------------       ---------------        --------------
     Total interest expense                        906,415                612,061             2,749,317             1,860,616
                                           ---------------         --------------       ---------------        --------------
   Net interest margin                            (109,946)               184,530              (359,828)              529,274
                                           ---------------         --------------       ---------------        --------------
Other investment income                                 --                     --                    --                    --
General and administrative expenses                     --                     --                    --                    --
Reorganization items:
   Impairment on Subordinated CMBS              (4,427,193)                    --            (4,427,193)                   --
   Other                                           (41,713)              (121,411)             (144,964)             (537,783)
                                           ---------------         --------------       ---------------        --------------
   Subtotal                                     (4,468,906)              (121,411)           (4,572,157)             (537,783)
                                           ---------------         --------------       ---------------        --------------
   Net income (loss)                       $    (4,578,852)        $       63,119       $    (4,931,985)       $       (8,509)
                                           ===============         ==============       ===============        ==============
   Other comprehensive income (loss)             1,913,512               (693,306)            2,542,856            (3,701,376)
                                           ---------------         --------------       ---------------        --------------
   Comprehensive income (loss)             $    (2,665,340)        $     (630,187)      $    (2,389,129)       $   (3,709,885)
                                           ===============         ==============       ===============        ==============

   The accompanying note is an integral part of these financial statements.

                               Holdings II, L.P.
                         Note to Financial Statements
                      As of September 30, 2000 and 1999


 1.      BASIS OF PRESENTATION

         Holdings II's CMBS (2 tranches from CMO-IV) are carried as investments in loans at amortized cost basis in CRIIMI MAE's third quarter Form 10-Q's consolidated financial statements. (See Notes 3 and 6 for discussion of this accounting.) On a stand-alone basis, GAAP requires that Holdings II's investment in CMBS be carried as securities (as opposed to loans) at fair value.

         In management's opinion, the accompanying unaudited financial statements of Holdings II contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Holdings II on a stand-alone basis as of September 30, 2000 and December 31, 1999 and the results of its operations for the three and nine months ended September 30, 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risk factors contained below, in the Company's Disclosure Statement (as defined below) filed with the Bankruptcy Court (and with the Securities and Exchange Commission ("SEC") as an exhibit to a Current Report on Form 8-K filed on September 22, 2000) and in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including its Annual Report on Form 10-K for the year ended December 31, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

     CRIIMI MAE is working diligently toward emerging from bankruptcy as a successfully reorganized company. On April 25, 2000, the Debtors filed their Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan") and proposed Second Amended Joint Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 21, and August 18, 2000, the "Proposed Disclosure Statement"). The Plan was filed with the support of the Official Committee of Equity Security Holders of CRIIMI MAE (the "CMI Equity Committee"), which is a co-proponent of the Plan. Subject to the completion of mutually acceptable documentation evidencing the secured financing to be provided by the unsecured creditors (the "Unsecured Creditor Debt Documentation"), the Official Committee of Unsecured Creditors of CRIIMI MAE (the "Unsecured Creditors' Committee") has agreed to support confirmation of the Plan. The Company, the CMI Equity Committee and the Unsecured Creditors' Committee are now all proceeding toward confirmation of the Plan. Under the Plan, Merrill Lynch and German American Capital Corporation ("GACC"), two of the Company's largest secured creditors, would provide a significant portion of the recapitalization financing contemplated by the Plan.

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

     The Bankruptcy Court held a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and equity security holders in connection with the Plan. On August 24, 2000, the Bankruptcy Court entered an order approving the Proposed Disclosure Statement (the "Disclosure Statement") and other proposed solicitation materials. The Bankruptcy Court scheduled a confirmation hearing on the Plan for November 15, 2000 and set September 5, 2000 as the voting record date for determining the holders of common stock, preferred stock, 9 1/8% senior notes and general unsecured creditors entitled to vote to accept or reject the Plan. The Company distributed copies of the Plan, the Disclosure Statement and other solicitation materials, including ballots during the week of September 10, 2000 to members of all classes of impaired creditors and all equity security holders for acceptance or rejection.

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

     On September 21, 2000, CRIIMI MAE, SSB, GACC, ORIX, the CMI Equity Committee and the Unsecured Creditors Committee filed a Stipulation and Consent Order (the "Stipulation and Consent") with the Bankruptcy Court providing for, among other matters, the terms of an agreement with respect to the sale of the Company's interest in CMO-IV and certain other CMBS to ORIX. On October 12, 2000, an order was entered by the Bankruptcy Court approving the Stipulation and Consent. On October 30, 2000, the Court entered an amendment to the Stipulation and Consent with respect to the agreed proceeds in connection with the sale to ORIX (the "Order"). Pursuant to the Stipulation and Consent as amended by the Order, the Company sold its interest in CMO-IV and certain other CMBS to ORIX. The CMI Equity Committee and Unsecured Creditors' Committee are deemed to have agreed to such sale. The sale was completed on November 6, 2000, resulting in total proceeds of approximately $189 million. The proceeds were used to payoff $141 million of financing owed to SSB and $4 million to Citicorp Real Estate, Inc. in full satisfaction of all asserted and unasserted claims of such claimants. Additionally, approximately $14.2 million of the proceeds were used to pay down secured financing provided by GACC. The Company will use the net proceeds of approximately $30 million to help fund the Company's emergence from Chapter 11.

The Plan of Reorganization

     The Plan contemplates the payment in full of all of the allowed claims of the Debtors primarily through recapitalization financing (including proceeds from certain asset sales) aggregating at least $847 million (the "Recapitalization Financing"). Approximately $267 million of the Recapitalization Financing would be provided by Merrill Lynch and GACC through a secured financing facility, and approximately $161 million would be provided through new secured notes issued to the Company's major unsecured creditors (collectively, the "New Debt"). The sales of select CMBS (the "CMBS Sale") and the Company's interest in CMO-IV (as defined in Note 6) (the "CMO-IV Sale") provided the balance of the Recapitalization Financing. The completed CMBS Sale and CMO-IV Sale generated aggregate proceeds of approximately $418.7 million, of which approximately $342.3 million was used to pay related borrowings and approximately $76.4 million is available to help fund the Plan.

     In connection with the Plan, substantially all cash flows are expected to be used to satisfy principal, interest and fee obligations under the New Debt. The approximate $267 million secured financing would provide for (i) interest at a rate of one month LIBOR plus 3.25%, (ii) principal prepayment/amortization obligations, (iii) extension fees after two years and (iv) maturity on the fourth anniversary of the effective date of the Plan. The approximate $161 million secured financing would be effected through the issuance of two series of secured notes under two separate indentures. The first series of secured notes, representing an aggregate principal amount of approximately $105 million, would provide for (i) interest at a rate of 11.75% per annum, (ii) principal prepayment/amortization obligations, (iii) extension fees after four years and
(iv) maturity on the fifth anniversary of the effective date of the Plan. The second series of secured notes, representing an aggregate principal amount of approximately $56 million, would provide for (i) interest at a rate of 13% per annum with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees after four years and (iii) maturity on the sixth anniversary of the effective date of the Plan. The New Debt described above will be secured by substantially all of the assets of the Company. It is contemplated that there will be restrictive covenants, including financial covenants, in connection with the New Debt.

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

     Reference is made to the Plan and Proposed Disclosure Statement, previously filed with the Bankruptcy Court (and with the SEC as exhibits to a Current Report on Form 8-K filed on September 22, 2000), for a more detailed description of the financing contemplated to be obtained under the Plan from the respective existing creditors including, without limitation, payment terms, restrictive covenants and collateral, and a more detailed description of the treatment of preferred stockholders. Although the Company has commitments for substantially all of the New Debt and has completed both the CMBS Sale and the CMO-IV Sale, there can be no assurance that the Company will obtain the Recapitalization Financing, that the Plan will be confirmed by the Bankruptcy Court, or that the Plan, if confirmed, will be consummated. The Plan also contemplates certain amendments to the Company's articles of incorporation, including an increase in authorized shares from 120 million to 375 million (consisting of 300 million of common shares and 75 million of preferred shares).

Effect of Chapter 11 Filing on REIT Status and Other Tax Matters

     REIT Status

     CRIIMI MAE is required to meet income, asset, ownership and distribution tests to maintain its REIT status. The Company believes that it has satisfied the REIT requirements for all years through, and including, 1999. However, due to the uncertainty resulting from its Chapter 11 filing, there can be no assurance that CRIIMI MAE will retain its REIT status for 2000 or subsequent years. If the Company fails to retain its REIT status for any taxable year, it will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, the Company may have insufficient funds to pay such tax and also may be unable to comply with its obligations under the New Debt.

     2000 Taxable Income (Loss)/Taxable Distribution Requirements

     During late 1999, the Company began to trade mortgage-backed securities (the "Trading Assets"). The Company seeks maximum total return through short term trading, consistent with prudent investment management. Returns from such activities consist primarily of capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, and other arbitrage opportunities as well as discount amortization and coupon interest income. For the nine months ended September 30, 2000, trading gains and losses on other mortgage-backed securities were immaterial and net trading losses on CMBS were approximately $3.3 million.

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

     Dividends During Bankruptcy

          During the pendency of the Chapter 11 proceedings, the Company is prohibited from paying cash dividends without first obtaining Bankruptcy Court approval (and subject to their being funds legally available for any such dividend under state corporate law). See "Effect of Chapter 11 Filing on REIT Status and Other Tax Matters" regarding the declaration of a junior preferred dividend with respect to 1998 taxable income and the anticipated distribution of all or a substantial portion of its 1999 taxable income in the form of non-cash taxable dividends. Dividends may be paid pursuant to and consistent with the terms of the Plan, a copy of which has been filed with the SEC as an exhibit to a Current Report on Form 8-K filed on September 22, 2000.

          Due to the Chapter 11 filing on October 5, 1998, cash dividends have not been paid on common or preferred shares. However, since dividends on the Company's Series B, C, D, E and F Preferred Stock are cumulative, the dividends payable at September 30, 2000 were accrued in the financial statements.

          Dividends paid or accrued per share on the Company's common stock, Series B Preferred Stock, Series F Preferred Stock and Series G Preferred Stock are summarized below:

                                         For the three months ended            For the nine months ended
                                                September 30,                         September 30,
                                         2000                1999(1)             2000             1999(1)
         Common shares                   $  --                $  --             $  --           $   --
         Series B Preferred Stock         0.68                 0.68              2.04             1.36
         Series F Preferred Stock         0.30                   --              0.90               --
         Series G Preferred Stock           --                   --               --                --

__________________
(1) Due to the Chapter 11 filing on October 5, 1998, cash dividends were not paid for the year ended 1999 on common or preferred shares. The Company paid a dividend on November 5, 1999 in the form of junior preferred stock to its common shareholders for the purpose of distributing approximately $15.7 million in undistributed 1998 taxable income. The Company also declared a dividend on September 11, 2000 to common shareholders of record as of October 27, 2000, for the purpose of distributing approximately $37.5 million in undistributed 1999 taxable income intended to satisfy the Company's REIT distribution requirements and to eliminate any federal income tax obligations for 1999. See "Effect of Chapter 11 Filing on REIT Status and Other Tax Matters" regarding these dividends. However, since dividends on the Company's preferred shares are cumulative, the dividends payable at September 30, 2000 and September 30, 1999 were accrued in the financial statements.

          In addition to the per share amounts described above, dividends were accrued on the Company's Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock. Amounts payable to Series C Preferred Stock for the nine months ended September 30, 2000 were $159,832 as dividends accrued for only a portion of this period due to the exchange of Series C Preferred Stock for Series E Preferred Stock referenced below. This compares to amounts paid or payable to Series C Preferred Stock for the nine months ended September 30, 1999 of $484,214. Amounts payable to Series D Preferred Stock for the nine months ended September 30, 2000 were $458,600. This compares to amounts paid or payable to Series D Preferred Stock for the nine months ended September 30, 1999 of $446,856. Amounts paid or payable to the Series E Preferred Stock for the nine months ended September 30, 2000 were $599,987. Nothing was payable to the Series E Preferred Stock for the nine months ended September 30, 1999. Amounts payable to the Series F Preferred Stock for the nine months ended September 30, 2000 were $535,537. Nothing was payable to the Series F Preferred Stock for the nine months ended September 30, 1999.

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

     In determining the Company's taxable income for 1999, distributions declared by the Company on or before September 15, 2000 and actually paid by the Company on or before December 31, 2000 will be considered as dividends paid for the year ended December 31, 1999. On September 11, 2000, the Company declared a dividend payable to common shareholders of approximately 3.75 million shares of a new series of preferred stock with a face value of $10 per share (see Note
12). The purpose of the dividend was to distribute approximately $37.5 million in undistributed 1999 taxable income. To the extent that it is determined that such amount is not distributed, the Company would bear a corporate level income tax on the undistributed amount. There can be no assurance that the Company's REIT status will be preserved or that all of the Company's tax liability will be eliminated by payment of such preferred stock dividend. The preferred stock dividend was paid on November 13, 2000 to common shareholders of record as of October 27, 2000. The preferred stock dividend will be taxable to common shareholder recipients.

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

     Taxable Mortgage Pool Risks

     An entity that constitutes a "taxable mortgage pool" as defined in the Tax Code ("TMP") is treated as a separate corporate level taxpayer for federal income tax purposes. In general, for an entity to be treated as a TMP (i) substantially all of the assets must consist of debt obligations and a majority of those debt obligations must consist of mortgages; (ii) the entity must have more than one class of debt securities outstanding with separate maturities and
(iii) the payments on the debt securities must bear a relationship to the payments received from the mortgages. The Company currently owns all of the equity interests in two trusts that constitute TMPs (CBO-1 and CBO-2, collectively the "Trusts"). See Note 5 of the Notes to Consolidated Financial Statements for descriptions of CBO-1 and CBO-2. The statutory provisions and regulations governing the tax treatment of TMPs (the "TMP Rules") provide an exemption for TMPs that constitute "qualified REIT subsidiaries" (that is, entities whose equity interests are wholly owned by a REIT). As a result of this exemption and the fact that the Company owns all of the equity interests in each Trust, the Trusts currently are not required to pay a separate corporate level tax on income they derive from their underlying mortgage assets.

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

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities and originated loans constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of September 30, 2000, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

Results of Operations

2000 versus 1999

Financial Statement Net Income
------------------------------

     Financial statement net loss to common shareholders for the three and nine months ended September 30, 2000 was approximately ($44.5) million and ($36.7) million, respectively, as compared to net income available to common shareholders of approximately $8.1 million and $19.5 million for the same periods in 1999. The primary reasons for the changes in net earnings during these periods are described below.

     Interest Income - Subordinated CMBS

     Interest income from Subordinated CMBS decreased by approximately $5.5 million, or 14%, to $33.3 million during the three months ended September 30,
2000 as compared to $38.8 million during the three months ended September 30, 1999. Interest income from Subordinated CMBS decreased by approximately $7.9 million or 7% to approximately $107.8 million for the nine months ended September 30, 2000 as compared to $115.7 million for the corresponding period in 1999. This overall decrease in interest income was primarily the result of the sale of certain CMBS: the Morgan bonds in February 2000; the Lehman bonds in April 2000; and, the Chase bonds in August 2000. (Interest income, beginning with the quarter ended December 31, 2000, will be reduced further as a result of the sale in November 2000 of the remaining CMBS subject to the CMBS Sale and the Company's interest in CMO-IV originated loans.) This net decrease in interest income was partially offset by the following factors: 1) the impairment on certain CMBS resulting in an increase in the subsequent income yields due to a lower cost basis, and 2) an increase in income yields on CMBS due to a change in methodology in determining such yields. Other than temporary impairment was recognized as of December 31, 1999 on the Subordinated CMBS that have been sold in 2000 as part of the CMBS Sale under the Plan. The impairment resulted in the CMBS cost basis being written down to fair value as of December 31, 1999. As a result of this new basis, these CMBS have revised higher yields effective the first quarter of 2000. These higher yields resulted in more income being recognized for financial statement purposes. Further, yields on CMBS increased effective April 1, 2000 due to a change in the allocation and timing of loss estimates (as discussed further below), which resulted in additional income recognized. See Note 5 to Notes to Consolidated Financial Statements for further discussion of the CMBS sold as part of the CMBS Sale and for further discussion of changes in income yields.

     Generally accepted accounting principles ("GAAP") require that interest income earned on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the Subordinated CMBS. Based upon the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the estimated weighted average anticipated unleveraged yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of September 30, 2000 was approximately 11.4% as compared to the anticipated weighted average yield as of December 31, 1999 of 10.1%. These yields were determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses and any other than temporary impairment. Effective April 1, 2000, the Company changed the allocation and timing of the estimated future credit losses related to the mortgage loans underlying the CMBS. Due to the better than anticipated performance of the mortgage loans underlying the CMBS, which has resulted in lower credit losses than originally estimated, the Company has revised its estimated credit losses to occur later in the weighted average life of the CMBS than originally projected. However, the Company has not lowered the total amount of estimated future credit losses related to the mortgage loans underlying the CMBS. The change in allocation and timing of estimated future credit losses to reflect a later occurrence of such losses results in increases in projected cash flow (primarily in the form of interest income) as of April 1, 2000, which in turn results in increases in anticipated yields to maturity as of September 30, 2000. As a result of the present value benefit of a revised later projected occurrence of credit losses, the yields used to determine CMBS income have increased. As of September 30, 2000, the overall impact of this allocation and timing revision resulted in a 29 basis point increase in total CMBS anticipated yields to maturity (24 basis point increase related to the then remaining CMBS subject to the CMBS Sale and 30 basis point increase related to the Company's retained portfolio). These yield increases have resulted in approximately $700,000 and $1.4 million in additional CMBS income during the three and nine months ended September 30, 2000, respectively, compared to income that would have been recognized using prior unrevised yields related to the retained CMBS portfolio. The Company estimates that total CMBS income related to the Company's retained CMBS portfolio will be higher by approximately $2 million for the period April 1 through December 31, 2000 than if the unrevised yields were used.

     Interest Income-Insured Mortgage Securities

     Interest income from insured mortgage securities decreased by approximately $416,000 or 5% to $7.6 million for the three months ended September 30, 2000 from $8.0 million for the three months ended September 30, 1999. Interest income from insured mortgage securities decreased by approximately $2.3 million or 9% to approximately $23.1 million for the nine months ended September 30, 2000 from approximately $25.4 million for the corresponding period in 1999. These decreases were primarily due to the reduced asset base as a result of prepayments aggregating $83.8 million since January 1999.

     Interest Income-Originated Loans

     Interest income from originated loans decreased by approximately $422,000 or 5% to $8.2 million for the three months ended September 30, 2000 from $8.6 million for the three months ended September 30, 1999. Interest income from originated loans decreased by approximately $1.2 million or 5% to approximately $24.9 million for the nine months ended September 30, 2000 from approximately $26.1 million for the corresponding period in 1999. These decreases were primarily due to the prepayment of originated loans aggregating $25.6 million since January 1999. These loans were subsequently sold on November 6, 2000. See
Note 1 regarding the sale in November 2000 of the Company's interest in CMO-IV.

     Interest Expense

     Total interest expense decreased by approximately $2.3 million to approximately $35.6 million or 6% for the three months ended September 30, 2000 from approximately $37.9 million for the corresponding period in 1999. Total interest expense decreased by approximately $900,000 or 1% to approximately $110.7 million for the nine months ended September 30, 2000 compared to approximately $111.6 million for the corresponding period in 1999. These decreases were primarily attributable to decreases in interest expense on variable-rate secured borrowings, reflecting the sale of certain CMBS during 2000 which reduced the Company's CMBS holdings. (Interest expense, beginning with the quarter ended December 31, 2000, will be reduced further as a result of the sale, and the payoff of the related debt, in November 2000 of the remaining CMBS subject to the CMBS Sale and the Company's interest in CMO-IV.) These decreases were partially offset by the following: (1) a discount amortization adjustment of approximately $1.5 million related to the insured securities fixed-rate obligation debt due to an increase in the estimate of future prepayment speeds during the second quarter of 2000. (This increase in the estimate of future prepayment speeds is a result of these obligations paying down faster than originally anticipated.); (2) the replacement during 1999 of a portion of the Company's variable rate debt with higher fixed rate debt;
and (3) an increase in variable rate borrowing costs due to higher interest rates in 2000 than in 1999. The sales of these securities were treated as a financing for accounting purposes. As such, the Company records the securities as liabilities and recognizes the related interest expense on an ongoing basis. The fixed rate obligations sold typically carry a higher cost than does the variable-rate secured borrowing that it replaces.

     Equity in Earnings (Losses) from Investments

     Equity in earnings increased by approximately $463,000 during the three months ended September 30, 2000 due to equity in earnings of approximately $723,000 as compared to equity in earnings of approximately $260,000 for the third quarter of 1999. Equity in earnings increased by approximately $1.9 million during the nine months ended September 30, 2000 due to equity in earnings of approximately $685,000 as compared to equity in losses of approximately $1.2 million for the corresponding period in 1999.

     Equity in earnings increased during the quarter ended September 30, 2000 versus the same period in 1999 primarily due to an increase in float income, a decrease in general and administrative expenses, and a decrease in amortization related to certain servicing rights of CMSLP. Such net increase was partially offset by a small net decrease in servicing fee revenues as CMSLP's servicing portfolio declined primarily from the sale of certain CMBS subject to the CMBS Sale.

     Equity in earnings increased during the nine months ended September 30, 2000 as compared to equity in losses during the same period in 1999 primarily due to an $800,000 prepayment penalty shortfall which occurred in 1999. Additionally, a reduction in general and administrative expenses and amortization in certain servicing rights contributed to the overall increase in equity in investments during the nine months ended September 30, 2000. However, this increase was partially offset by a net decrease in servicing and other fee revenues as CMSLP's servicing portfolio declined due primarily to the sale of certain CMBS subject to the CMBS Sale.

     Other Income

         Other income increased by approximately $652,000 or 145% to approximately $1.1 million during the third quarter of 2000 as compared to approximately $449,000 during the corresponding period in 1999. Other income increased by approximately $547,000 or 29% to approximately $2.4 million during the nine months ended September 30, 2000. The increase for the three and nine months ended September 30, 2000 was primarily attributable to the timing of temporary investments.

         Net Gains on Mortgage Securities Dispositions

         During the third quarter of 2000 and 1999, net gains on mortgage dispositions were approximately $-0- and $266,000, respectively. For the nine months ended September 30, 2000 and 1999, net gains on mortgage dispositions were approximately $241,000 and $1.9 million, respectively. For the nine months ended September 30, 2000, the prepayments of mortgage securities represented approximately 2% of CRIIMI MAE's beginning of the year portfolio balance. For any quarter, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period.

         Gains on Originated Loan Dispositions

         During the third quarter of 2000, there was one originated loan disposition resulting in a gain of approximately $207,000. For the same quarter of 1999, there were two mortgage prepayments in the originated loan portfolio resulting in a gain of approximately $75,000. During the nine months ended September 30, 2000, net gain on originated loan dispositions were approximately $245,000 versus approximately $235,000 for the nine months ended September 30, 1999. The decreases were due to one disposition and two dispositions, respectively, in the corresponding periods.

         General and Administrative Expenses

         General and administrative expenses increased by approximately $75,000 or 3% to approximately $2.78 million during the third quarter of 2000 as compared to $2.7 million for the corresponding period in 1999. General and administrative expenses decreased by approximately $372,000 or 4% to approximately $8.6 million for the nine months ended September 30, 2000 as compared to approximately $9.0 million for the corresponding period in 1999. The decrease for the nine months ended was primarily attributable to a decrease in employment costs from a reduced work force during this period along with a reduction in certain professional costs.

         Unrealized Loss on Warehouse Obligation

         During the three and nine months ended September 30, 2000, the Company recorded no loss on warehouse obligations as all of the loans under the Citibank Program were sold in 1999. This compares to the nine months ended September 30, 1999, when the Company recorded unrealized losses of approximately $8.0 million, in connection with the Citibank Program.

         Litigation Expense

         During the three and nine months ended September 30, 2000, the Company recorded a $2.5 million expense based on the settlement of the CCA claim for $2.5 million. See Note 16 for further discussion of this claim. Nothing was recorded for the same periods last year.

Reorganization Items

         Impairment on CMBS. As discussed in Note 1 of the Notes to Consolidated Financial Statements, under the Plan, a portion of the Recapitalization Financing was expected to result from the CMBS Sale. As of September 30, 2000, the remaining CMBS subject to the CMBS Sale had a fair value and amortized cost of $146 million and $145 million, respectively. The Company first filed a plan with the Bankruptcy Court in the fourth quarter of 1999 and during that same quarter CRIIMI MAE began marketing for sale the CMBS subject to the CMBS Sale. CRIIMI MAE sold a portion of these bonds in February 2000, April 2000, August 2000, and in November 2000, completed the sale of the remaining CMBS subject to the CMBS Sale. The Company also sold its interest in CMO-IV in November 2000 as part of the Plan. (See Note 1 for further discussion of the CMO-IV Sale.)

         GAAP states that when the fair market value of an investment declines below its amortized cost for a significant period of time and the entity no longer has the ability or intent to hold the investment for the period the entity anticipates is required for the value to recover to amortized cost, other than temporary impairment on the investment should be recognized. This other than temporary impairment is recognized through the income statement as the difference between amortized cost and fair value. Additional accounting guidance states that other than temporary impairment should be recognized in the period the decision to sell any investment is made if the entity does not expect the fair value to recover before the sale date. As the Company decided in the fourth quarter of 1999 to sell the CMBS subject to the CMBS Sale and it did not expect the value of these bonds to significantly recover before the future sale dates, the Company has recognized approximately $173 million of other than temporary impairment related to these CMBS, cumulatively, through earnings through the third quarter of 2000. Unrealized losses related to the CMBS subject to the CMBS Sale were previously recognized through other comprehensive income in the equity section of the balance sheet. The other than temporary impairment loss on CMBS is a part of the reorganization items on the income statement as the impairment was recognized as part of the reorganization.

         Other Reorganization Items. During the three and nine months ended September 30, 2000 and 1999, the Company recorded reorganization items, as summarized below, due to the Chapter 11 filings of CRIIMI MAE, CM Management and Holdings II.

Reorganization Items                          Three months        Three months        Nine months         Nine months
--------------------
                                                 ended                ended              ended              ended
                                              September 30,       September 30,       September 30,      September 30,
                                                  2000                 1999               2000               1999
                                          -----------------   ------------------   -----------------  ----------------
Short-term interest income                 $ (2,268,168)       $   (852,600)       $ (4,706,840)       $ (1,322,000)
Professional fees (5)                          (820,503)          2,896,771           6,608,081          13,010,926
Employee Retention Program accrued costs        315,898             426,353             851,948           1,171,855
Other                                           (34,302)          2,135,478           1,411,300           2,692,002
                                           ------------        ------------        ------------        ------------
   Subtotal                                  (2,807,075)          4,606,002           4,164,489          15,552,783
Impairment on CMBS (4)                       10,579,996                --            15,832,817                --
Impairment on REO (1)                              --                  --               924,283                --
(Gain) loss on sale of CMBS (2)              (1,367,601)               --               343,613                --
Loss on originated loans (3)                 45,845,712                --            45,845,712                --
                                           ------------        ------------        ------------        ------------
Total                                      $ 52,251,032        $  4,606,002        $ 67,110,914        $ 15,552,783
                                           ============        ============        ============        ============

(1) The Company recognized impairment on its investment in REO in June 2000. This asset was sold in July 2000 as discussed in Note 3 and Note 9.

(2) The Company recognized a loss of approximately $1.35 million on the sale of the Morgan Bonds in February 2000, a loss of approximately $360,000 on the sale of the First Union Bonds in April 2000, and a gain of approximately $1.37 million on the sale of the Chase Bonds in August 2000.

(3) In July 2000, the Company decided that, as part of the Plan, it would sell the remaining $53 million face amount of assets from CMO-IV that it then owned. The sale of the Company's interest in CMO-IV closed on November 6, 2000. In accordance with EITF 96-16, the net loss on the sale of CMO-IV is required to be presented as two components consisting of the loss on the sale of the originated loans and the subsequent gain related to the extinguishment of debt. Because the Company decided in the third quarter of 2000 to sell all of its interest in CMO-IV, investment in originated loans was adjusted from amortized cost to fair value resulting in a $45.8 million loss in the third quarter which is classified as a reorganization item. Gains related to the extinguishment of debt cannot be recognized until the debt is actually extinguished. The estimated gain related to the extinguishment of debt is approximately $16 million and will be recognized in the fourth quarter of 2000 as an extraordinary item. The net loss related to the sale of the Company's interest in CMO- IV is estimated to be $30 million. For tax purposes, the net loss is estimated to be $29 million and will be recorded in the fourth quarter as ordinary loss (see Note 6 for further discussion).

(4) The Company recognized impairment on its remaining CMBS subject to the CMBS Sale as of September 30, 2000. The CMBS were sold in November 2000 as discussed in Note 5.

(5) During the three months ended September 30, 2000, the Company reduced the amount of previously accrued professional fees to reflect the results of the settlement with SSB in July 2000.

Taxable Income (Loss)

         CRIIMI MAE realized net operating losses of approximately $(12) million and $(45) million during the three and nine months ended September 30, 2000, respectively, compared to a tax basis loss of approximately $(16.4) million and tax basis income of $17.8 million during the corresponding periods in 1999. Included in the net operating loss during the three and nine months ended September 30, 2000, was a realized loss on the sale of CMBS of $627,000 and $3.3 million, respectively. As previously discussed, on March 15, 2000, CRIIMI MAE elected to be classified as a trader in securities for tax purposes effective January 1, 2000. As a result of its trader election, CRIIMI MAE recognized a mark-to-market tax loss of approximately $478 million on its Trading Assets on January 1, 2000 (the "January 2000 Loss"). The January 2000 Loss is expected to be recognized evenly over four years (i.e., approximately $120 million per year) beginning with the year 2000. The Company recognized one-fourth (i.e., approximately $30 million) of this year's portion of the January 2000 Loss during the first, second and third quarters of 2000. The Company expects to continue to recognize approximately $30 million of loss related to the January 2000 Loss in each quarter for the next four years. (See also "2000 Taxable Income (Loss)/Taxable Distribution Requirements" for a more complete discussion and Note 8 for a discussion of differences between financial statement net income (loss) and taxable income (loss)).

     A summary of the estimated first nine months of 2000 net operating loss is as follows:

January 2000 Loss                                                                       $     478  million
LESS: Portion recognized in First Quarter 2000                                                (30) million
LESS: Portion recognized in Second Quarter 2000                                               (30) million
LESS: Portion recognized in Third Quarter 2000                                                (30) million
                                                                                       -------------------
Balance Remaining of January 2000 Loss to be Recognized                                 $     388  million
                                                                                       ===================

Taxable Income for the nine months ended September 30, 2000 Before Recognition          $      45  million
of January 2000 Loss
LESS: January 2000 Loss Recognized in first three quarters of 2000                            (90) million
Net Operating Losses for the nine months ended September 30, 2000                            ($45) million
                                                                                       ===================

Net Operating Loss through September 30, 2000                                                ($45) million
Net Operating Loss Utilization                                                                0.0  million
                                                                                       -------------------
Net Operating Loss Carried Forward for Use in Future Periods                                 ($45) million
                                                                                       ===================

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

Trading Activities

     During late 1999, the Company began to trade mortgage-backed securities. The Company seeks maximum total return through short term trading, consistent with prudent investment management. Returns from such activities consist primarily of capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, and other arbitrage opportunities as well as discount amortization and coupon interest income. The Company is conducting trading activities in both short and longer duration fixed income instruments, primarily subordinated and investment grade CMBS and investment grade residential mortgage backed securities. The Company's Subordinated CMBS assets existing as of late 1999 constitute the non-investment grade, longer duration Trading Assets, and a new portfolio created in late 1999, consisting primarily of CMBS and residential MBS, constitute, the investment grade, short duration Trading Assets. For the nine months ended September 30, 2000, trading losses on other mortgage-backed securities were immaterial and net trading losses on CMBS were approximately $3.3 million.

     As of September 30, 2000, the combined Trading Assets approximated $1.35 billion for tax purposes.

Cash Flow

2000 versus 1999

         Net cash provided by operating activities decreased for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease was primarily due to an increase in restricted cash as compared to the same period last year. The increase in restricted cash was partially offset by a decrease in receivables and other assets.

         Net cash provided by investing activities decreased for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 primarily due to a decrease in proceeds from mortgage securities dispositions and originated loan dispositions compared to the same period last year. These decreases were partially offset by an increase in proceeds from the sale of CMBS, net of associated debt. See Note 5 for further discussion of those sales.

         Net cash used in financing activities decreased for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 due to a decrease in principal payments on debt obligations, partially offset by a decrease in proceeds from debt issuances as compared to the same period last year.

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

         As of November 10, 2000, CRIIMI MAE had secured financing agreements with GACC and Merrill Lynch with respect to certain of its CMBS. Certain of these lenders have registered the pledged securities in their own names. As a result, the trustee makes payments on such securities to the registered holder. Since the Chapter 11 filing occurred, certain registered holders withheld payments related to securities not registered to CRIIMI MAE. As previously discussed, the Company has entered into various agreements with these creditors. CRIIMI MAE Inc.'s restricted cash position has increased from approximately $7 million on October 5, 1998 to approximately $77.6 million as of September 30, 2000. Due to the uncertainty of the effects of the Chapter 11 filing on the business of the Company, pending litigation, material reorganization items to be incurred during the pendency of the bankruptcy and numerous other factors beyond the Company's control, no assurance can be given that the Company's cash flow will be sufficient to fund operations for any specified period while the Company is in bankruptcy.

         Under CRIIMI MAE's Plan, a portion of the Recapitalization Financing was expected to result from the CMBS Sale. As of September 30, 2000, the remaining CMBS subject to the CMBS Sale had a fair value and amortized cost of approximately $146 million and $145 million. The Company first filed a plan with the Bankruptcy Court in the fourth quarter of 1999 and during that same quarter CRIIMI MAE began marketing for sale the CMBS subject to the CMBS Sale. CRIIMI MAE sold a portion of these bonds in February, April and August 2000; and in November 2000, completed the sale of the remaining CMBS subject to the CMBS Sale. As the Company decided in the fourth quarter of 1999 to sell the CMBS subject to the CMBS Sale and it did not expect the value of these bonds to significantly recover before the future sale dates, the Company has recognized approximately $173 million of other than temporary impairment related to these CMBS, cumulatively, through earnings from the decision date through the first nine months of 2000. The Company also sold its interest in CMO-IV in November 2000 as part of the Plan. The table below provides a summary of the sales of the CMBS subject to the CMBS Sale (and includes the CMO-IV Sale in the sale of the Citicorp Bonds) completed in connection with the Company's Plan and included as part of the Recapitalization Financing. The sales of the remaining CMBS subject to the CMBS Sale were completed in November 2000.

                                                                                                      Net Proceeds
                                                         Face         Sale Proceeds        Debt        to CRIIMI
                                                                      -------------
Sale Date           Portfolio             Classes       Amount             (b)           Paydown          MAE           Loss (a)
---------           ---------             -------       ------             ---           -------          ---           --------
                                                      in millions      in millions     in millions    in millions     in millions
02/29/00      Morgan Stanley Capital     8 classes       $    87         $   45.9       $   37.5        $    8.4         ($1.35)
              I, Series 1998-WF2
              ("Wells Fargo Bonds")

04/24/00      First Union-Lehman         7 classes       $   290        $     140        $   113         $    27         ($0.36)
              Brothers-Bank of
              America Commercial
              Mortgage Trust Series
              1998-C2
              ("First Union Bonds")

08/07/00      Chase Commercial           5 classes       $  81.8        $    43.8        $  36.6         $   7.2          $1.37
              Mortgage Securities
              Corp., Series 1998-1
              ("Chase Bonds")

11/01/00      DLJMAC 1997-CF2            1 class         $  36.4        $    14.2        $  14.2              -0-           (c)
              ("DLJ Bond")



11/06/00      MCFI 1998-MC1,             21 classes      $   291        $   174.8        $ 141.0         $  33.8            N/A
                                                         -------        ---------        -------         -------
              MCFI 1998-MC2,
              CMM 1998-1 (b)
              ("Citicorp Bonds")
                     Total Sales                          $786.2         $  418.7       $  342.3         $  76.4
                                                          ======         ========        =======         =======

(a) Represents actual loss recognized when sold. Losses had been recognized through impairment in previous periods.

(b) Included in the sale of the Citicorp Bonds is the Company's interest in CMO-IV, as discussed below.
(c) To be recorded in the fourth quarter.

     In July 2000, the Company decided that, as part of the Plan, it would sell the remaining $53 million face amount of assets from CMO-IV that it then owned. The proceeds from the sale of CMO-IV (which occurred in November 2000), along with certain other proceeds from the sale of the remaining CMBS subject to the CMBS Sale, were to pay down the variable rate debt secured by certain of such assets, and to satisfy all remaining Citigroup claims, with the remaining proceeds retained by the Company. As a result of the sale of the CMO-IV assets, CRIIMI MAE no longer has any economic interest in CMO-IV (See also Note 1 for more information regarding the CMO-IV Sale). The Company, as the owner of the issuer's equity of CMO-IV, held the call options related to the $442.5 million (original face amount) of previously issued securities that are classified as securitized debt on the Company's balance sheet. As a result of the sale of the issuer's equity, CRIIMI MAE no longer owns these call options and, as a result, the securitization no longer qualifies as a financing under SFAS 125. As a result, all assets (Investment in Originated Loans and related deferred financing costs) and liabilities (Collateralized mortgage obligations - Originated Loans and a portion of variable rate secured borrowings - CMBS) related to the securitization will be removed from CRIIMI MAE's balance sheet for the fourth quarter. The sale of the Company's interest in CMO-IV closed on November 6, 2000. In accordance with EITF 96-16, the net loss on the sale of the Company's interest in CMO-IV is required to be presented as two components consisting of the loss on the sale of the originated loans and the subsequent gain related to the extinguishment of debt. Because the Company decided the third quarter of 2000 to sell all of its interest in CMO-IV, the investment in originated loans was adjusted from amortized cost to fair value through a valuation allowance resulting in a $45.8 million loss in the third quarter which is classified as a reorganization item. Gains related to the extinguishment of debt cannot be recognized until the debt is actually extinguished which occurred on November 6, 2000. The estimated gain related to the extinguishment of debt is $16 million and will be recognized in the fourth quarter of 2000 as an extraordinary item. The net loss related to the sale of the Company's interest in CMO-IV is estimated to be $30 million. For tax purposes, the net loss is estimated to be $29 million and will be recorded in the fourth quarter as an ordinary loss.

         Although CMO-IV was accounted for as a financing, as described above, economically, the Subordinated CMBS tranches created in this transaction which CRIIMI MAE owned, generated monthly cash flows of approximately $700,000. As of September 30, 2000, interest payments of approximately $15.1 million were withheld with respect to certain tranches of CMO-IV. As part of the sale of the Company's interest in CMO-IV, the cumulative interest payments withheld will be released to the Company to help fund the Plan.

         The value of the Company's Subordinated CMBS and government-insured securities is based upon the combined yield of current treasury rates and the current spread above treasury rates that an investor would require a purchase transaction. During the nine months ended September 30, 2000, the required spreads above treasury rates were relatively unchanged on a total portfolio basis. However, treasury rates decreased, generally, from December 31, 1999 which, when combined with the required spreads, resulted in an aggregate $25.5 million net increase in the value of the Company's portfolio of CMBS and FHAs and GNMAs from December 31, 1999 to September 30, 2000.

         The Company's ability to resume the acquisition of Subordinated CMBS, as well as its securitization programs (if it is determined to do so), depends first on its ability to obtain the requisite recapitalization proceeds, obtain confirmation and approval of a plan reorganization and emerge from bankruptcy as a successfully reorganized company, and second, on its ability to access additional capital once it has successfully emerged from bankruptcy. Factors which could affect the Company's ability to access additional capital include, among other things, the cost and availability of such capital, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, general economic conditions, perceptions in the capital markets of the Company's business, covenants under the Company's debt securities and credit facilities, results of operations, leverage, financial condition, and business prospects. The Company can give no assurance as to whether it will be able to obtain additional capital or the terms of any such capital. See Note 1 to Notes to Consolidated Financial Statements for a discussion of the New Debt contemplated under the Plan.

ITEM 2A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market. The Company will have an increase in the amount of interest expense paid its variable-rate obligations primarily due to increases in One-Month LIBOR. The Company will also experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury bonds as well increases in the spread between U.S. Treasury bonds and CMBS.

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

                                    PART II

ITEM 1.   LEGAL PROCEEDINGS

     Reference is made to Note 16 of Notes to Consolidated Financial Statements of CRIIMI MAE Inc. which incorporated herein by reference.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS (listed according to the number assigned in the table in Item 601 of Regulation S-K)

          Exhibit No. 2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

                  a. Third Amended Joint Plan of Reorganization of CRIIMI MAE Inc. and its affiliates CRIIMI MAE Holdings II, L.P. and CRIIMI MAE Management, Inc. (collectively the "Debtors") (as supplemented and amended by praecipes filed with the United States Bankruptcy Court for the District of Maryland, Greenbelt (the "Bankruptcy Court") on July 13, 14 and 21, 2000 (the "Plan") (incorporated by reference from Exhibit 2 to the Form 8-K filed with the Securities and Exchange Commission on September 22, 2000).

          Exhibit No. 3 - Articles of Incorporation and Bylaws.

                  a. Certificate of Correction of Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. in respect of Series F Redeemable Cumulative Dividend Preferred Stock (incorporated by reference from Exhibit
                        3.1 to the Form 8-K filed with the Securities and Exchange Commission on September 14, 2000).

                  b. Articles of Amendment to Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. in respect of the Series E Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on September 14, 2000).

                  c. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. for the issuance of a new series of $10 face value Series G Redeemable Cumulative Dividend Preferred Stock (incorporated by reference from Exhibit
                        3.3 to the Form 8-K filed with the Securities and Exchange Commission on September 14, 2000).

               Exhibit No. 10 - Material contracts

                    a. Preferred Stock Exchange Agreement entered into July 26, 2000 by CRIIMI MAE Inc. and the holder of its Series D Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 99.8 to the Form 8-K filed with the Securities and Exchange Commission on September 22, 2000).

               Exhibit No. 27 - Financial Data Schedule.

                    a.    Financial Data Schedule (filed herewith).

               Exhibit No. 99 - Additional Exhibits

               99(a)                   Notice of Motion to Approve
                                       Stipulation and Consent Order
                                       Selling Certain Commercial
                                       Mortgage-Backed Securities to
                                       Lehman Ali, Inc. Free and
                                       Clear of Liens, Claims and
                                       Encumbrances entered March 21,
                                       2000 (filed herewith).

               99(b)                   Notice of Motion to Approve
                                       Stipulation and Consent Order
                                       Selling Certain Commercial
                                       Mortgage-Backed Securities to
                                       ORIX Real Estate Capital
                                       Markets, LLC Free and Clear of
                                       Liens, Claims and Encumbrances
                                       and Compromising and Settling
                                       Claims entered on September
                                       21, 2000 (filed herewith).

               99(c)                   Notice of Motion to Approve
                                       Stipulation and Consent Order
                                       Regarding Application of MCFI
                                       Bond Proceeds entered on
                                       September 22, 2000 (filed
                                       herewith).

               99(d) Order and Ruling Upon Objection to Debtors' Proposed Second Amended Joint
                                       Disclosure Statement entered
                                       on July 12, 2000 and a
                                       Memorandum Opinion pertaining
                                       to such objection entered by
                                       the Bankruptcy Court on July
                                       12, 2000 (incorporated by
                                       reference from Exhibit 99.1 to
                                       the Form 8-K filed with the
                                       Securities and Exchange
                                       Commission on July 20, 2000).

               99(e) The Debtors' Second Amended Joint Disclosure Statement (as supplemented and amended by praecipes filed with the
                                       Bankruptcy Court on July 13
                                       and 21 and August 18, 2000
                                       "Disclosure Statement")
                                       (incorporated by reference
                                       from Exhibit 99.6 to the Form
                                       8-K filed with the Securities
                                       and Exchange Commission on
                                       September 22, 2000).

               99(f)                   Order entered by the
                                       Bankruptcy Court on August 24,
                                       2000 (i) approving the
                                       disclosure statement; (ii)
                                       fixing the time within which
                                       creditors and equity interest
                                       holders may vote to accept or
                                       reject the plan; (iii) fixing
                                       date, time and place for
                                       hearing on confirmation of the
                                       plan; (iv) approving form of
                                       ballots and voting procedures;
                                       and (v) approving manner of
                                       notice (incorporated by
                                       reference from Exhibit 99.2 to
                                       the Form 8-K filed with the
                                       Securities and Exchange
                                       Commission on September 22,
                                       2000).

               99(g) Stipulation and Consent Order selling certain Commercial Mortgage-Backed Securities to ORIX Real Estate Capital Markets, LLC Free and Clear of Liens, Claims and Encumbrances and Compromising and Settling claims entered by the Bankruptcy Court on October 12, 2000 (filed herewith).

               99(h) Amendment to Agreed Proceeds in Connection with Stipulation and Consent Order selling certain Commercial Mortgage-Backed Securities to ORIX Real Estate Capital Markets, LLC Free and Clear of Liens, Claims and Encumbrances and Compromising and Settling Claims entered by the Bankruptcy Court on October 30, 2000 (filed herewith).

               99(i) Tally of Ballots Voting on the Debtors' Plan filed on November 9, 2000 (filed herewith).

(b) REPORTS ON FORM 8-K

        Date                                      Purpose
        ----                                      -------

     July 20, 2000                                To report (1) the Order, and
                                                  Ruling Upon Objection to
                                                  Debtors' Proposed Second
                                                  Amended Joint Disclosure
                                                  Statement entered by the
                                                  Bankruptcy Court on July 12,
                                                  2000 and (2) Memorandum
                                                  Opinion pertaining to such
                                                  objection entered by the
                                                  Bankruptcy Court on July 12,
                                                  2000 and (c) a press release
                                                  advising that the Court has
                                                  overruled objections to CRIIMI
                                                  MAE's disclosure statement
                                                  that was issued by CRIIMI MAE
                                                  Inc. on July 14, 2000.

     August 11, 2000                              To report twelve (12)
                                                  praecipes amending and
                                                  supplementing the Third
                                                  Amended Joint Plan of
                                                  Reorganization and proposed
                                                  Second Amended Joint
                                                  Disclosure Statement including
                                                  (1) Praecipe Filing
                                                  Substituted Pages to the
                                                  Debtors' Third Amended Joint
                                                  Plan of Reorganization filed
                                                  with the Bankruptcy Court on
                                                  July 13, 2000; (2) Praecipe
                                                  Filing Amended Exhibit 3 to
                                                  the Debtors' Third Amended
                                                  Joint Plan of Reorganization
                                                  filed with the Bankruptcy
                                                  Court on July 13, 2000; (3)
                                                  Praecipe Filing Amended
                                                  Exhibit 2 to the Debtors'
                                                  Third Amended Joint Plan of
                                                  Reorganization filed with the
                                                  Bankruptcy Court on July 14,
                                                  2000; (4) Praecipe Filing
                                                  Further Substituted Pages to
                                                  the Debtors' Third Amended
                                                  Joint Plan of Reorganization
                                                  filed with the Bankruptcy
                                                  Court on July 21, 2000; (5)
                                                  Praecipe Filing Exhibit 4 to
                                                  the Debtors' Third Amended
                                                  Joint Plan of Reorganization
                                                  filed with the Bankruptcy
                                                  Court on July 21, 2000; (6)
                                                  Praecipe Filing Substituted
                                                  Pages to the Debtors' Second

                                             Amended Joint Disclosure Statement
                                             filed with the Bankruptcy Court on
                                             July 13, 2000; (7) Praecipe Filing
                                             Amended Exhibit E (Including
                                             Exhibits Thereto) to the Debtors'
                                             Second Amended Joint Disclosure
                                             Statement filed with the Bankruptcy
                                             Court on July 13, 2000; (8)
                                             Praecipe Filing Exhibit H to the
                                             Debtors' Second Amended Joint
                                             Disclosure Statement filed with the
                                             Bankruptcy Court on July 21, 2000;
                                             (9) Praecipe Filing Further
                                             Substituted Pages to the Debtors'
                                             Second Amended Joint Disclosure
                                             Statement filed with the Bankruptcy
                                             Court on July 21, 2000; (10)
                                             Praecipe Filing Amended Exhibit B
                                             to the Debtors' Second Amended
                                             Joint Disclosure Statement filed
                                             with the Bankruptcy Court on July
                                             21, 2000; (11) Praecipe Filing
                                             Substituted Page in Exhibit C to
                                             Exhibit E to the Debtors' Second
                                             Amended Joint Disclosure Statement
                                             filed with the Bankruptcy Court on
                                             July 21, 2000; and (12) Praecipe
                                             Filing Amended Page to Exhibit G to
                                             the Debtors' Second Amended Joint
                                             Disclosure Statement filed with the
                                             Bankruptcy Court on July 21, 2000.

          September 14, 2000                 To report (a) Certificate of
                                             Correction to Article Supplementary
                                             to the Articles of Incorporation of
                                             CRIIMI MAE Inc. in respect of
                                             Series F Redeemable Cumulative
                                             Dividend Preferred Stock on July
                                             21, 2000; (b) Articles of Amendment
                                             to Articles Supplementary to the
                                             Articles of Incorporation of CRIIMI
                                             MAE Inc. in respect of the Series E
                                             Cumulative Convertible Preferred
                                             Stock on July 26, 2000; (c)
                                             Articles Supplementary to the
                                             Articles of Incorporation of CRIIMI
                                             MAE Inc. for the issuance of a new
                                             Series of Series G Redeemable
                                             Cumulative Dividend Preferred Stock
                                             on September 11, 2000; and (d) a
                                             press release issued by CRIIMI MAE
                                             Inc. declaring that a dividend on
                                             common shares was to be paid in new
                                             series of preferred stock on
                                             September 9, 1999.

          September 22, 2000                 To report (a) the Third Amended
                                             Joint Plan of Reorganization filed
                                             by the Debtors (as supplemented and
                                             amended by praecipes filed with the
                                             Bankruptcy Court on July 13, 14 and
                                             21, 2000); (b) the Order entered by
                                             the Bankruptcy Court on August 24,
                                             2000: (i) approving the Debtors'
                                             Second Amended Joint Disclosure
                                             Statement (as supplemented and
                                             amended by praecipes filed with the
                                             Bankruptcy Court on July 13 and 21
                                             and August 18, 2000), (ii) fixing
                                             the time within which creditors and
                                             equity interest holders may vote to
                                             accept or reject the Debtors'

                                             Plan (iii) fixing the date, time
                                             and place for the hearing on the
                                             confirmation of the Plan, (iv)
                                             approving the form of ballots and
                                             voting procedures, and (v)
                                             approving the manner of notice; (c)
                                             the Notice of the (i) approval of
                                             the Debtors' Disclosure Statement,
                                             (ii) hearing to consider
                                             confirmation of the Debtors' Plan,
                                             (iii) voting record date, and (iv)
                                             deadline for filing objections to
                                             confirmation; (d) letter from
                                             counsel to the Official Committee
                                             of Unsecured Creditors of CRIIMI
                                             MAE Management, Inc. recommending
                                             that the unsecured creditors of
                                             CRIIMI MAE Management, Inc. vote to
                                             accept the Plan; (e) letter from
                                             the co-chairs of the Official
                                             Committee of Equity Security
                                             Holders of CRIIMI MAE Inc.
                                             recommending that equity security
                                             holders of CRIIMI MAE Inc. vote to
                                             accept the Plan; (f) letter from
                                             the Chairman of the Official
                                             Committee of Unsecured Creditors of
                                             CRIIMI MAE Inc. recommending the
                                             unsecured creditors of CRIIMI MAE
                                             Inc. vote to accept the Debtors'
                                             Plan; (g) the Debtors' Disclosure
                                             Statement; (h) a press release
                                             issued by CRIIMI MAE Inc. on August
                                             24, 2000 reporting the Bankruptcy
                                             Court's approval of the Disclosure
                                             Statement and setting of a date for
                                             the confirmation hearing of the
                                             Debtors' Plan; (i) a Preferred
                                             Stock Exchange Agreement entered
                                             into July 26, 2000 by CRIIMI MAE
                                             Inc. and the holder of its Series D
                                             Cumulative Convertible Preferred
                                             Stock to exchange 100,000
                                             outstanding shares of Series D
                                             Preferred Stock for 100,000 shares
                                             of Series E Cumulative Convertible
                                             Preferred Stock; and (j) a press
                                             release issued by CRIIMI MAE Inc.
                                             on July 27, 2000 announcing
                                             execution of the exchange of CRIIMI
                                             MAE Inc.'s Series D Preferred Stock
                                             for Series E Preferred Stock.

                                   Signature

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CRIIMI MAE INC.


/s/ November 14, 2000                        /s/ Cynthia O. Azzara
---------------------------                  --------------------------------
DATE                                         Cynthia O. Azzara
                                             Senior Vice President,
                                             Principal Accounting Officer
                                               and Chief Financial Officer

                      IN THE UNITED STATES BANKRUPTCY COURT
                          FOR THE DISTRICT OF MARYLAND
                              (Greenbelt Division)

___________________________________________
                                           )
                                           )
In re                                      )
                                           )
CRIIMI MAE Inc., et al.,                   )        Chapter 11
                                           )        Case Nos. 98-2-3115(DK)
                      Debtors.             )        through 98-2-3117(DK)
                                           )        (Jointly Administered)
___________________________________________)


                  NOTICE OF MOTION TO APPROVE STIPULATION AND
                   CONSENT ORDER SELLING CERTAIN COMMERCIAL
                 MORTGAGE-BACKED SECURITIES TO LEHMAN ALI INC.
               FREE AND CLEAR OF LIENS, CLAIMS AND ENCUMBRANCES

          NOTICE IS HEREBY GIVEN pursuant to Fed. R. Bankr. P. 2002 and 9019(a) that CRIIMI Mae Inc., Debtor and Debtor-in-Possession herein ("CMI"), has filed a Motion to Approve Stipulation and Consent Order Selling Certain Commercial-Mortgage Backed Securities to Lehman ALI Inc. Free and Clear of Liens, Claims and Encumbrances (the "Motion"), pursuant to Sections 105(a) and 363(b) of Title 11 of the United States Code (the "Bankruptcy Code") and Fed. R. Bankr. P. 6004.

          As set forth in the Motion, CMI, Lehman ALI Inc. ("Lehman ALI"), Lehman Brothers, Inc. ("LBI"), First Union National Bank ("FUNB") and the Official Committee of Equity Security Holders of CMI (the "Equity Committee"), have filed a Stipulation and Consent Order with respect to the sale of certain Commercial Mortgage-Backed Securities ("CMBS"). The Stipulation and Consent Order is attached to this Notice as Exhibit 1.

          As further set forth in the Motion, CMI, Lehman ALI and LBI have agreed to settle their differences over certain "Lehman Bonds" as defined in the Stipulation and Consent Order. CMI proposes to sell to Lehman ALI the Lehman Bonds free and clear of any liens, claims and encumbrances. CMI also proposes to sell to Lehman ALI its interest in certain securities pledged to FUNB to secure loans made by FUNB to CMI (the "FUNB Bonds," as defined in the Stipulation and Consent Order) free and clear of any liens, claims and encumbrances. CMI also proposes to sell to Lehman ALI certain "Unpledged Bonds" as defined in the Stipulation and Consent Order free and clear of any liens, claims and encumbrances. The

Lehman Bonds, the FUNB Bonds and the Unpledged Bonds are collectively referred to as the "Bond Portfolio." The sale of the Bond Portfolio to Lehman ALI shall be in accordance with the terms set forth in the Stipulation and Consent Order, as summarized in the Motion.

          CMI acknowledges that Lehman (or its designees) is currently conducting due diligence in connection with the Bond Portfolio," and has agreed that Lehman may in its sole discretion, under certain circumstances, elect to terminate its purchase of the Bond Portfolio. Moreover, Lehman may also elect to terminate the Motion by delivering written notice of such termination to CMI if an order approving the Motion is not entered on or before April 30, 2000.

          CMI believes that the proposed sale of the Bond Portfolio is necessary and appropriate and a sound exercise of business judgment by CMI. CMI believes that good cause and sound business reasons exist for proceeding promptly with the sale of the Bond Portfolio and that the proposed sale is in the best interest of the estates and all parties in interest.

          THE MOTION IS AVAILABLE FOR REVIEW IN THE OFFICE OF THE CLERK OF THE COURT AT THE ADDRESS SET FORTH HEREINAFTER. ANY CREDITOR OR PARTY IN INTEREST WHO OBJECTS TO APPROVAL OF THE MOTION MUST FILE AN OBJECTION IN WRITING, SPECIFICALLY STATING THE LEGAL AND FACTUAL GROUNDS ON WHICH THE OBJECTION IS BASED, WITH THE UNITED STATES BANKRUPTCY COURT, 6500 CHERRYWOOD LANE, SUITE 300, GREENBELT, MARYLAND 20770 AND ALSO SERVE ANY SUCH OBJECTION BY U.S. MAIL AND TELECOPY ON THE FOLLOWING COUNSEL WITHIN TWENTY (20) DAYS OF THE DATE OF THIS
NOTICE: (i) GREGORY A. CROSS, ESQUIRE, VENABLE, BAETJER AND HOWARD, LLP, 1800 MERCANTILE BANK & TRUST BUILDING, 2 HOPKINS PLAZA, BALTIMORE, MARYLAND 21201 (TELECOPY NO. 410-528-2868), (ii) MICHAEL ST. PATRICK BAXTER, ESQUIRE, COVINGTON & BURLING, 1201 PENNSYLVANIA AVENUE, N.W., WASHINGTON, D.C. 20004 (TELECOPY NO. 202-662-6291), and (iii) JOHN F. HORSTMANN, ESQUIRE, DUANE, MORRIS & HECKSCHER, 1 LIBERTY PLACE, PHILADELPHIA, PENNSYLVANIA 19103 (TELECOPY NO. 215-979-1020).

          THE COURT MAY CONDUCT A HEARING OR RULE ON THE MOTION WITHOUT A HEARING, IN ITS DISCRETION, REGARDLESS OF WHETHER ANY OBJECTIONS ARE FILED. IF NO OBJECTIONS ARE FILED, THE MOTION MAY BE APPROVED WITHOUT FURTHER NOTICE.

          SHOULD THE COURT DECIDE TO HOLD A HEARING ON THE MOTION AND OBJECTIONS, IF ANY, IT WILL BE HELD ON APRIL 21, 2000, AT 11:30 A.M., IN COURTROOM 3C, AT THE UNITED STATES

BANKRUPTCY COURT, 6500 CHERRYWOOD LANE, GREENBELT, MARYLAND 20770.

          Any party in interest with questions about the foregoing may contact the undersigned.

Dated:  March _____, 2000.

                                            _________________________________
                                            Richard L. Wasserman
                                            Federal Bar No. 02784
                                            Gregory A. Cross
                                            Federal Bar No. 04571-G
                                            Venable, Baetjer and Howard, LLP
                                            1800 Mercantile Bank & Trust Bldg.
                                            2 Hopkins Plaza
                                            Baltimore, Maryland 21201
                                               (410) 244-7400

                                               Counsel for CRIIMI MAE Inc.,
                                               Debtor-in-Possession

                      IN THE UNITED STATES BANKRUPTCY COURT
                          FOR THE DISTRICT OF MARYLAND
                              (Greenbelt Division)

_____________________________________
                                     )
                                     )
In re                                )
                                     )
CRIIMI MAE Inc., et al.,             )        Chapter 11
                                     )        Case Nos. 98-2-3115(DK)
                      Debtors.       )        through 98-2-3117(DK)
                                     )        (Jointly Administered)
_____________________________________)

              CERTIFICATE OF SERVICE OF NOTICE OF MOTION TO APPROVE
            STIPULATION AND CONSENT ORDER SELLING CERTAIN COMMERCIAL
             MORTGAGE-BACKED SECURITIES TO LEHMAN ALI INC. FREE AND
                                                      -------------
                    CLEAR OF LIENS, CLAIMS AND ENCUMBRANCES
                    ---------------------------------------

          I HEREBY CERTIFY that a copy of the Notice of Motion to Approve Stipulation and Consent Order Selling Certain Commercial Mortgage-Backed Securities to Lehman Ali Inc. Free and Clear of Liens, Claims and Encumbrances (the "Motion") attached hereto as Exhibit A was mailed, first-class, postage pre-paid, on the _____ day of March, 2000, to the parties on the Service List attached hereto as Exhibit B.

Dated:  March ____, 2000.                 _________________________________
                                          Carrie B. Weinfeld
                                          Federal Bar No. 25365
                                          Venable, Baetjer and Howard, LLP
                                          1800 Mercantile Bank & Trust Building
                                          Two Hopkins Plaza
                                          Baltimore, Maryland  21201
                                          (410) 244-7400

                                          Counsel for the CRIIMI MAE Inc.
                                          Debtor-in-Possession

                     IN THE UNITED STATES BANKRUPTCY COURT
                         FOR THE DISTRICT OF MARYLAND
                             (Greenbelt Division)


______________________________________________
                                              )
                                              )
In re                                         )
                                              )
CRIIMI MAE Inc., et al.,                      )        Chapter 11
                                              )        Case Nos. 98-2-3115(DK)
                Debtors.                      )        through 98-2-3117(DK)
                                              )        (Jointly Administered)
______________________________________________)


                MOTION TO APPROVE STIPULATION AND CONSENT ORDER
             SELLING CERTAIN COMMERCIAL MORTGAGE-BACKED SECURITIES
            TO ORIX REAL ESTATE CAPITAL MARKETS, LLC FREE AND CLEAR
                       OF LIENS, CLAIMS AND ENCUMBRANCES
                     AND COMPROMISING AND SETTLING CLAIMS
                     ------------------------------------

          CRIIMI MAE Inc., Debtor and Debtor-in-Possession herein ("CMI"), by and through its respective undersigned counsel, hereby files this Motion to Approve Stipulation and Consent Order Selling Certain Commercial-Mortgage Backed Securities to ORIX Real Estate Capital Markets, LLC Free and Clear of Liens, Claims and Encumbrances and Compromising and Settling Claims (the "Motion"), pursuant to Sections 105(a) and 363(b) of Title 11 of the United States Code (the "Bankruptcy Code") and Fed. R. Bankr. P. 6004 and 9019, and in support thereof states as follows:

          This Court has jurisdiction over this Motion pursuant to 28 U.S.C.ss.ss.157 and 1334. Venue is proper pursuant to 28 U.S.C.ss.1409. This is a core proceeding pursuant to 28 U.S.C.ss.157(b)(2).

                                   BACKGROUND
                                   ----------

          1. Citicorp Securities, Inc. ("CSI"), predecessor in interest to Salomon Smith Barney Inc. (collectively, "SSB"), and CMI are parties to a Master Repurchase Agreement ("MRA") dated as of August 1, 1997 (with certain Annexes dated May 11, 1998, May 26, 1998, June 4, 1998 and August 7, 1998 attached thereto), regarding certain Citicorp Bonds as that term is more particularly defined in the Stipulation and Consent Order Selling Certain Commercial Mortgage-Backed Securities to ORIX Real Estate Capital Markets, LLC Free and Clear of Liens, Claims and Encumbrances and Compromising and Settling Claims (the "Stipulation and Consent Order"). A copy of the Stipulation and Consent Order is attached hereto as Exhibit 1.

          2. As set forth in the Stipulation and Consent Order, CMI and SSB agree that CMI is obligated to SSB in the total amount of $141,024,756.52 in respect of the Citicorp Bonds pursuant to the MRA (the "Existing SSB Debt"). SSB and Citicorp Real Estate, Inc. ("CREI") assert additional claims in excess of $7,000,00, arising, among other things, out of that certain Amended and Restated Mortgage Loan Origination and Disposition Program Agreement, and pursuant to the Stipulation and Consent Order Regarding Mortgage Loan Origination

Agreement with CREI. Pursuant to the terms of the Chapter 11 Treatment of Claims of Salomon Smith Barney, Inc., Citicorp Real Estate, Inc. and Citicorp Securities, Inc. attached as Exhibit 4 to the Debtors' Third Amended Joint Plan of Reorganization (the "Debtors' Plan"), CREI has agreed to accept $4,000,000 in cash on the Effective Date of the Debtors' Plan in full and final satisfaction of the aforementioned claims and all other remaining claims of SSB and CREI.

           3. CMI and German American Capital Corporation ("GACC") are parties to a Master Loan and Security Agreement dated as of March 31, 1998 (as amended, the "GACC Loan Agreement") pursuant to which GACC made loans to CMI (collectively, the "GACC Loan").

           4. CMI has pledged its interest in certain GACC Bonds, as that term is more particularly defined in the Stipulation and Consent Order in order to secure the GACC Loan.

           5. For purposes of the Stipulation and Consent Order, the parties agree that through and including September 7, 2000, GACC was owed, in respect of the GACC Loan, $131,192,588.20 in principal and $-0- in interest which has accrued at the (non-default) contract rate (the "Existing GACC Debt").

                             SALE OF CMBS TO ORIX
                             --------------------

           6. CMI proposes to sell to ORIX Real Estate Capital Markets, LLC ("ORIX") or its designee the Citicorp Bonds and the GACC Bonds (the "Bond Portfolio") (or alternatively, the MCFI Bonds, the DLJ

Bond and the stock of a CMI subsidiary that will hold the CMO IV Bonds, as those terms are more particularly defined in the Stipulation and Consent Order) on the terms set forth in the Stipulation and Consent Order.

           7. The terms of the Stipulation and Consent Order are summarized as follows:

               a. Upon entry of an Order approving the Stipulation and Consent Order (an "Approval Order"), (a) CMI shall be obligated to sell the Bond Portfolio to ORIX subject to and in accordance with the terms of the Stipulation and Consent Order, and (b) the Equity Committee and the Unsecured Committee shall be deemed to have agreed and consented to the sale of the Bond Portfolio to ORIX in accordance with the Stipulation and Consent Order, and (c) all parties hereto shall use their reasonable best efforts to ensure that the sale to ORIX closes in accordance with the Stipulation and Consent Order.

               b. ORIX or its designee (collectively "ORIX") shall purchase, and CMI shall sell, the Bond Portfolio not later than five business days after the date an Approval Order becomes final, not subject to any stay or reargument motion and non-appealable (a "Final Order") by ORIX paying the Agreed Proceeds as set forth in the Stipulation and Consent Order; provided, however, that such period may be extended by agreement of all parties to the Stipulation and Consent Order.

               c. The Agreed Proceeds shall be paid by ORIX to SSB, GACC, CREI and CMI in the manner and order set forth in the Stipulation and Consent Order.

               d. The amounts paid to SSB shall be in full and final satisfaction of all asserted and unasserted claims of SSB and CREI in the bankruptcy cases of CMI, CRIIMI MAE Holdings II, L.P. ("Holdings II") and CRIIMI MAE Management Inc. ("Management").

               e. It is understood and agreed that no sale of the Citicorp Bonds shall be permitted if SSB and CREI are not paid the amounts set forth in the Stipulation and Consent Order and that no sale of the GACC Bonds shall be permitted if GACC is not paid the amounts set forth in the Stipulation and Consent Order.

               f. CMI, SSB and GACC (to the extent applicable) shall take such steps as may be reasonably necessary and shall provide ORIX with such documents as it may reasonably request to fully effectuate the transactions contemplated by the Stipulation and Consent Order.

               g. To the extent any of CMI, ORIX, SSB or GACC has, from time to time, entered into interest rate or other hedge agreements with third parties with respect to the Bond Portfolio, each of CMI, ORIX, SSB and GACC (as applicable) shall be responsible for all of its own losses, and shall have the right to retain any of its own profits, arising out of any such agreements to which it is a party.

               h. Until the Stipulation and Consent Order is approved by the Court, withdrawn or terminated pursuant to the terms set forth therein, none of the parties hereto will sell, transfer or otherwise dispose of the Bond Portfolio, except as specifically set forth in the Stipulation and Consent Order.

               i. On and as of the date ORIX purchases the Bond Portfolio and the proceeds are paid in accordance with the Stipulation and Consent Order, CMI, Holdings II, Management, SSB, CREI and GACC (and their respective predecessors, successors, affiliates, agents, officers, directors and employees) shall be deemed irrevocably released from any and all claims that were, or could have been, asserted in any adversary proceeding or otherwise in connection with the Bond Portfolio. Such release shall not be applicable to any claims of ORIX that may arise for any alleged breaches of the Stipulation and Consent Order by the foregoing parties.

               j. After SSB is paid the amounts provided in the Stipulation and Consent Order, the adversary proceeding between CMI and CSI in connection with the CMO IV Bonds, styled CRIIMI MAE Inc. v. Citicorp Securities, Inc., Adv.
                              ---------------------------------------------
No. 98-1637(DK) will be dismissed and SSB will release all claims to the funds (including interest accrued thereon) interpleaded with the Bankruptcy Court in Adversary Proceeding No. 98-1605(DK) and will cooperate with CMI to obtain the dismissal of the action.

               k. Under certain circumstances as set forth in the Stipulation and Consent Order, ORIX may, at any time prior to October 13, 2000 (which period may be extended by mutual agreement of ORIX, CMI, the Equity Committee and the Unsecured Committee), in its sole discretion, elect to terminate its purchase of the Bond Portfolio. The parties further agree that ORIX may waive its right to terminate the agreement at any time by sending CMI a written confirmation of such waiver. Further, if an Approval Order is not entered before November 1, 2000, or if an appeal from such order is filed and a stay pending appeal is granted, ORIX, CMI, GACC, CREI and/or SSB may at any time thereafter and in their respective sole discretion, elect to terminate the Stipulation and Consent Order as set forth therein.

               l. It is understood and agreed that, unless a proposed sale is otherwise approved in writing by CMI, the Unsecured Committee and the Equity Committee, no sale of any of the Bond Portfolio shall be permitted if the amount proposed to be paid by ORIX is less than the Agreed Proceeds set forth in the Stipulation and Consent Order.

               m. In the event the Stipulation and Consent Order is terminated, each party shall be deemed to have reverted nunc pro tunc to its
                                                        ---- --- ----
respective status as of the date and time immediately prior to the signing of the Stipulation and Consent Order, and CMI, SSB, CREI, GACC, the Equity Committee and the Unsecured Committee shall be entitled to proceed in all respects as if the Stipulation and Consent Order had not been executed and without prejudice in any way as a result of the negotiation or terms therein (none of which shall be admissible in any subsequent legal proceeding).

               n. CMI and/or any of its affiliates are authorized to exercise all corporate formalities and execute all documents necessary to transfer the Bond Portfolio to ORIX, as set forth in the Stipulation and Consent Order, but CMI will not exercise any corporate action affecting certain Commercial Mortgage Trust Series 1998-C1 Bonds (the "CBO-2 Bonds").

          8.   In accordance with (S) 363(b)(1) of the Bankruptcy Code and Fed.
R. Bankr. P. 6004(a), notice of the sale of the Bond Portfolio has been sent to all necessary parties as required by Fed. R. Bankr. P. 2002(a). A copy of the form of notice is attached hereto as Exhibit 2 to this Motion.

          9. CMI respectfully submits that the proposed sale of the Bond Portfolio is necessary and appropriate and a sound exercise of business judgment by CMI, and that ORIX has acted in good faith, and will therefore be entitled to the protections of 11 U.S.C. (S)363(m) upon any sale of the Bond Portfolio to ORIX. CMI believes that good cause and sound business reasons exist for proceeding promptly with the sale of the Bond Portfolio and that the proposed sale is in the best interest of the estates and all parties in interest.

          10. Pursuant to (S) 363(f) of the Bankruptcy Code, CMI seeks authority to sell the Bond Portfolio free and clear of any liens, claims or interests in such property because (a) applicable non-bankruptcy law permits the sale of such property free and clear of interests therein; (b) entities claiming an interest will consent to the sale; (c) the purchase price will exceed the aggregate allowable amount of any liens or security interests; or (d) the entities claiming an interest could be compelled in a legal or equitable proceeding to accept a money satisfaction for such interest.

           WHEREFORE, CMI respectfully requests that this Court enter an Order
(i) approving the proposed sale of the Bond Portfolio free and clear of any liens, claims and encumbrances; and (ii) granting such other and further relief as is just and proper.

Dated: September _____, 2000
       ______________________________
                               Richard L. Wasserman
                               Federal Bar No. 02784
                               Gregory A. Cross
                               Federal Bar No. 04571-G
                               Venable, Baetjer and Howard, LLP
                               1800 Mercantile Bank & Trust Bldg.
                               Two Hopkins Plaza
                               Baltimore, Maryland 21201
                               (410) 244-7400

                               Co-Counsel for CRIIMI MAE Inc.,
                               Debtor-in-Possession

                             CERTIFICATE OF SERVICE
                             ----------------------

          I hereby certify that on this _____ day of September, 2000, a copy of the foregoing Motion to Approve Stipulation and Consent Order Selling Certain Commercial Mortgage-Backed Securities to ORIX Real Estate Capital Markets, LLC Free and Clear of Liens, Claims and Encumbrances and Compromising and Settling Claims was mailed first class to the following parties:

                           Michael St. Patrick Baxter, Esq.
                           Covington & Burling
                           1201 Pennsylvanie Avenue, N.W.
                           Washington, D.C. 20004

                           Daniel M. Lewis, Esq.
                           Arnold and Porter
                           555 Twelfth Strett, N.W.
                           Washington, D.C. 20004

                           Michael B. Benner, Esq.
                           Wachtell, Lipton, Rosen & Katz
                           51 West 52nd Street
                           New York, New York 10019

                           Judy G.Z. Liu, Esq.
                           Weil, Gotshal & Manges, LLP
                           767 Fifth Avenue
                           New York, New York 10153

                           Edward H. Tillinghast, III, Esq.
                           Coudert Brothers
                           1114 Avenue of the Americas
                           New York, New York 10036

                           Clifford J. White, Esq.
                           Office of the U.S. Trustee
                           6305 Ivy Lane, Suite 600
                           Greenbelt, Maryland 20770

                                     _____________________________

                              Carrie B. Weinfeld

                      IN THE UNITED STATES BANKRUPTCY COURT
                          FOR THE DISTRICT OF MARYLAND
                              (Greenbelt Division)

________________________________________________
                                                )
                                                )
In re                                           )
                                                )
CRIIMI MAE Inc., et al.,                        )        Chapter 11
                                                )        Case Nos. 98-2-3115(DK)
                      Debtors.                  )        through 98-2-3117(DK)
                                                )        (Jointly Administered)
________________________________________________)


              NOTICE OF MOTION TO APPROVE STIPULATION AND CONSENT
               ORDER SELLING CERTAIN COMMERCIAL MORTGAGE-BACKED
                SECURITIES TO ORIX REAL ESTATE CAPITAL MARKETS,
                    LLC FREE AND CLEAR OF LIENS, CLAIMS AND
               ENCUMBRANCES AND COMPROMISING AND SETTLING CLAIMS
               -------------------------------------------------

           NOTICE IS HEREBY GIVEN pursuant to Fed. R. Bankr. P. 2002 and 9019(a) that CRIIMI MAE Inc., Debtor and Debtor-in-Possession herein ("CMI"), has filed a Motion to Approve Stipulation and Agreed Order Selling Certain Commercial-Mortgage Backed Securities to ORIX Real Estate Capital Markets, LLC Free and Clear of Liens, Claims and Encumbrances and Compromising and Settling Claims (the "Motion"), pursuant to Sections 105(a) and 363(b) of Title 11 of the United States Code (the "Bankruptcy Code") and Fed. R. Bankr. P. 6004 and 9019.

           As set forth in the Motion, CMI, Salomon Smith Barney Inc. ("SSB"), German American Capital Corporation ("GACC"), ORIX Real Estate Capital Markets, LLC ("ORIX"), the Official Committee of Equity Security Holders of CMI (the "Equity Committee") and the Official Committee of Unsecured Creditors of CMI (the "Unsecured Committee"), have filed a Stipulation and Consent Order (the "Stipulation and Consent Order") with respect to the sale of certain Commercial Mortgage-Backed Securities ("CMBS"). The Stipulation and Consent Order is attached to this Notice as Exhibit 1.

           As further set forth in the Stipulation and Order, CMI proposes to sell to ORIX the Bond Portfolio, as defined in the Stipulation and Consent Order free and clear of any liens, claims and encumbrances. The sale of the Bond Portfolio to ORIX shall be in accordance with the terms set forth in the Stipulation and Consent Order.

           CMI acknowledges that ORIX (or its designees) is currently conducting due diligence in connection with the Bond Portfolio, and has agreed that ORIX may in its sole discretion, under certain circumstances, elect to terminate its purchase of the Bond Portfolio. The parties have also agreed that ORIX may waive its right to terminate the agreement at any time by sending CMI a written confirmation of such waiver. The parties have further agreed that if an order approving the Stipulation and Consent Order is not entered before November 1, 2000, or if an appeal from such order is filed and a stay pending appeal is granted, the parties may elect to terminate the Stipulation and Consent Order as set forth therein.

           The amounts paid to SSB shall be in full and final satisfaction of all asserted and unasserted claims of SSB and Citicorp Real Estate, Inc. in the bankruptcy cases of CMI, CRIIMI MAE Holdings II, L.P. and CRIIMI MAE Management Inc.

           CMI believes that the proposed sale of the Bond Portfolio is necessary and appropriate and a sound exercise of business judgment by CMI, and that ORIX has acted in good faith. CMI believes that good cause and sound business reasons exist for proceeding promptly with the sale of the Bond Portfolio and that the proposed sale is in the best interest of the estates and all parties in interest.

           THE MOTION IS AVAILABLE FOR REVIEW IN THE OFFICE OF THE CLERK OF THE COURT AT THE ADDRESS SET FORTH HEREINAFTER. ANY CREDITOR OR PARTY IN INTEREST WHO OBJECTS TO APPROVAL OF THE MOTION MUST FILE AN OBJECTION IN WRITING, SPECIFICALLY STATING THE LEGAL AND FACTUAL GROUNDS ON WHICH THE OBJECTION IS BASED, WITH THE UNITED STATES BANKRUPTCY COURT, 6500 CHERRYWOOD LANE, SUITE 300, GREENBELT, MARYLAND 20770 AND ALSO SERVE ANY SUCH OBJECTION BY U.S. MAIL AND TELECOPY ON THE FOLLOWING COUNSEL WITHIN TWENTY (20) DAYS OF THE DATE OF THIS
NOTICE: (i) GREGORY A. CROSS, ESQUIRE, VENABLE, BAETJER AND HOWARD, LLP, 1800 MERCANTILE BANK & TRUST BUILDING, 2 HOPKINS PLAZA, BALTIMORE, MARYLAND 21201 (TELECOPY NO. 410-244-7742), (ii) MICHAEL ST. PATRICK BAXTER, ESQUIRE, COVINGTON & BURLING, 1201 PENNSYLVANIA AVENUE, N.W., WASHINGTON, D.C. 20004 (TELECOPY NO. 202-662-6291), (iii) DANIEL M. LEWIS, ESQUIRE, ARNOLD AND PORTER, .555 TWELFTH STREET, N.W., WASHINGTON, D.C. 20004 (TELECOPY NO. 202-942-5999), and (iv) MICHAEL B. BENNER, ESQUIRE, WACHTELL, LIPTON, ROSEN & KATZ, 51 WEST

52ND STREET, NEW YORK, NEW YORK 10019 (TELECOPY NO. 212-403-2000); (v) JUDY G.Z. LIU, ESQUIRE, WEIL, GOTSHAL & MANGES, LLP, 767 FIFTH AVENUE, NEW YORK, NEW YORK 10153 (TELECOPY NO. 212-310-8007); and (vi) EDWARD H. TILLINGHAST, III, ESQUIRE, COUDERT BROTHERS, 1114 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK, 10036 (TELECOPY NO. 212-626-4120).

           THE COURT MAY CONDUCT A HEARING OR RULE ON THE MOTION WITHOUT A HEARING, IN ITS DISCRETION, REGARDLESS OF WHETHER ANY OBJECTIONS ARE FILED. IF NO OBJECTIONS ARE FILED, THE MOTION MAY BE APPROVED WITHOUT FURTHER NOTICE.

           SHOULD THE COURT DECIDE TO HOLD A HEARING ON THE MOTION AND OBJECTIONS, IF ANY, IT WILL BE HELD ON FRIDAY, OCTOBER 27, 2000, AT 11:30 A.M., IN COURTROOM 3C, AT THE UNITED STATES BANKRUPTCY COURT, 6500 CHERRYWOOD LANE, GREENBELT, MARYLAND 20770.

           Any party in interest with questions about the foregoing may contact the undersigned.

Dated: September ___, 2000.                 __________________________________
                                            Richard L. Wasserman
                                            Federal Bar No. 02784
                                            Gregory A. Cross
                                            Federal Bar No. 04571-G
                                            Venable, Baetjer and Howard, LLP
                                            1800 Mercantile Bank & Trust Bldg.
                                            2 Hopkins Plaza
                                            Baltimore, Maryland 21201
                                            (410) 244-7400

                                            Counsel for CRIIMI MAE Inc.,
                                            Debtor-in-Possession

                     IN THE UNITED STATES BANKRUPTCY COURT
                         FOR THE DISTRICT OF MARYLAND
                             (Greenbelt Division)

________________________________________________
                                                )
                                                )
In re                                           )
                                                )
CRIIMI MAE Inc., et al.,                        )        Chapter 11
                                                )        Case Nos. 98-2-3115(DK)
                      Debtors.                  )        through 98-2-3117(DK)
                                                )        (Jointly Administered)
________________________________________________)


             CERTIFICATE OF SERVICE OF NOTICE OF MOTION TO APPROVE
                 STIPULATION AND AGREED ORDER SELLING CERTAIN
                   COMMERCIAL MORTGAGE-BACKED SECURITIES TO
                ORIX REAL ESTATE CAPITAL MARKETS, LLC FREE AND
                    CLEAR OF LIENS, CLAIMS AND ENCUMBRANCES
                     AND COMPROMISING AND SETTLING CLAIMS
                     ------------------------------------

           I HEREBY CERTIFY that a copy of the Notice of Motion to Approve Stipulation and Agreed Order Selling Certain Commercial Mortgage-Backed Securities to ORIX Real Estate Capital Markets, LLC Free and Clear of Liens, Claims and Encumbrances and Compromising and Settling Claims (the "Motion") attached hereto as Exhibit A was mailed, first-class, postage pre-paid, on the ____ day of September, 2000, to the parties on the Service List attached hereto as Exhibit B.

Dated:  September ____, 2000.              _________________________________
                                           Carrie B. Weinfeld
                                           Federal Bar No. 25365
                                           Venable, Baetjer and Howard, LLP
                                           1800 Mercantile Bank & Trust Building
                                           Two Hopkins Plaza
                                           Baltimore, Maryland  21201
                                           (410) 244-7400

                                           Counsel for the CRIIMI MAE Inc.
                                           Debtor-in-Possession

                      IN THE UNITED STATES BANKRUPTCY COURT
                          FOR THE DISTRICT OF MARYLAND
                              (Greenbelt Division)

------------------------------------------
                                          )
                                          )
In re                                     )
                                          )
CRIIMI MAE Inc., et al.,                  )        Chapter 11
                                          )        Case Nos. 98-2-3115(DK)
                  Debtors.                )        through 98-2-3117(DK)
                                          )        (Jointly Administered)
------------------------------------------)

                MOTION TO APPROVE STIPULATION AND CONSENT ORDER
                  REGARDING APPLICATION OF MCFI BOND PROCEEDS
                  -------------------------------------------


          CRIIMI MAE Inc., Debtor and Debtor-in-Possession herein ("CMI"), by and through its respective undersigned counsel, hereby files this Motion to Approve Stipulation and Consent Order Regarding Application of MCFI Bond Proceeds (the "Motion"), pursuant to Sections 105(a) of Title 11 of the United States Code (the "Bankruptcy Code") and Fed. R. Bankr. P. 6004 and 9019, and in support thereof states as follows:

          This Court has jurisdiction over this Motion pursuant to 28 U.S.C.(S)(S).157 and 1334. Venue is proper pursuant to 28 U.S.C.(S) 1409. This is a core proceeding pursuant to 28 U.S.C.(S).157(b)(2).

                                  BACKGROUND
                                  ----------

          1    Citicorp Securities, Inc. ("CSI"), predecessor in interest to
Salomon Smith Barney Inc. (collectively, "SSB") and CMI entered into a Master Repurchase Agreement dated August 1, 1997 and certain Annexes (collectively the "MRA") regarding certain bonds referenced as MFCI 1998-MC1 Classes H Through M and MCFI 1998-MC2 Classes F Through K (collectively the "MCFI Bonds") and CMM 1998-1 Classes F through J and IO Bonds (collectively the "CMO-IV Bonds") (the CMO-IV Bonds and the MCFI Bonds are referred to herein collectively as the "Citicorp Bonds"). The Citicorp Bonds have been in SSB's possession since October 5, 1998 when these bankruptcy cases were filed (the "Petition Date"). All Income (as defined in the MRA) distributed in respect of the CMO-IV Bonds has, since the Petition Date, been interpleaded with the above-captioned Bankruptcy Court in Adversary Proceeding No. 98-1605(DK) (the "Interpleaded Funds").

          2. Since the Petition Date through August 31, 2000, SSB has received $23,802,416.81 in Income (as defined in the MRA) on the MCFI Bonds (the "Cash Proceeds"). In addition, between October 5, 1998 and December 31, 1998, SSB also collected $176,660.70 in proceeds from the MCFI 1998-MC2 Class L Bond. The calculation of the amount reflected in the Cash Proceeds includes the application of these proceeds.

          3. On September 21, 2000, CMI filed a Motion to Approve Stipulation and Consent Order Selling Certain Commercial-Mortgage Backed Securities to ORIX Real Estate Capital Markets, LLC Free and Clear of Liens, Claims and Encumbrances and Compromising and Settling Claims. Related to that Motion, CMI and SSB have entered into a Stipulation and Consent Order Regarding Application of the MCFI Bond Proceeds (the "Proceeds Stipulation"). A copy of the Proceeds Stipulation is attached hereto as Exhibit 1.

                        TERMS OF THE PROCEEDS STIPULATION
                        ---------------------------------

          4. The terms of the Proceeds Stipulation may be summarized as follows:

               a. Within five days following the entry of the Proceeds Stipulation, the Cash Proceeds shall be applied to reduce the Price Differential and the Purchase Price (each as defined in the MRA) outstanding under the MRA with respect to the Citicorp Bonds as set forth in the Proceeds Stipulation such that applying the proceeds would result in an aggregate amount of $141,024,756.52 outstanding in respect of the Citicorp Bonds pursuant to the MRA;

               b. Following the entry of the Proceeds Stipulation, until such time as the MCFI Bonds have been sold, SSB will apply any future Income received in respect of the MCFI Bonds in accordance with and in the manner set forth in the Proceeds Stipulation;

               c. Following entry of the Proceeds Stipulation, SSB will provide CMI with a monthly written report (within ten days after the end of each month) reflecting all Income received and reductions made by SSB to the Price Differential and the Purchase Price under the MRA in respect of the Citicorp Bonds until all of the Citicorp Bonds have been sold.

          5. CMI respectfully submits that the Proceeds Stipulation is necessary and appropriate and a sound exercise of business judgment by CMI. CMI believes that good cause and sound business reasons exist for entering into the Proceeds Stipulation and that it is in the best interest of the estates and all parties in interest.

          6. Notice of the Proceeds Stipulation has been sent to all necessary parties pursuant to Fed. R. Bankr. P. 2002. The Official Committee of Unsecured Creditors of CMI and the Official Committee of Equity Security Holders of CMI have reviewed this Stipulation and Order and have consented to the terms herein.


Dated: September ____, 2000.                _________________________________
                                            Gregory A. Cross
                                            (Federal Bar No. 04571-G)
                                            Venable, Baetjer and Howards, LLP
                                            1800 Mercantile Bank and Trust Bldg.
                                            Two Hopkins Plaza
                                            Baltimore, Maryland 21201
                                            (410) 244-7400

                                            Counsel for CRIIMI MAE Inc.
                                            Debtor-in-Possession

                            CERTIFICATE OF SERVICE
                            ----------------------

           I hereby certify that on this _____ day of September, 2000, a copy of the foregoing Motion to Approve Stipulation and Consent Order Regarding Application of MCFI Bond Proceeds was mailed first class to the following parties:

                           Michael St. Patrick Baxter, Esq.
                           Covington & Burling
                           1201 Pennsylvanie Avenue, N.W.
                           Washington, D.C. 20004

                           Daniel M. Lewis, Esq.
                           Arnold and Porter
                           555 Twelfth Strett, N.W.
                           Washington, D.C. 20004

                           Judy G.Z. Liu, Esq.
                           Weil, Gotshal & Manges, LLP
                           767 Fifth Avenue
                           New York, New York 10153

                           Clifford J. White, Esq.
                           Office of the U.S. Trustee
                           6305 Ivy Lane, Suite 600
                           Greenbelt, Maryland 20770



                                       ---------------------------
                                       Carrie B. Weinfeld

                      IN THE UNITED STATES BANKRUPTCY COURT
                          FOR THE DISTRICT OF MARYLAND
                              (Greenbelt Division)


------------------------------------------
                                          )
                                          )
In re                                     )
                                          )
CRIIMI MAE Inc., et al.,                  )        Chapter 11
                                          )        Case Nos. 98-2-3115(DK)
                  Debtors.                )        through 98-2-3117(DK)
                                          )        (Jointly Administered)
------------------------------------------)

              NOTICE OF MOTION TO APPROVE STIPULATION AND CONSENT
               ORDER REGARDING APPLICATION OF MCFI BOND PROCEEDS
               -------------------------------------------------


           NOTICE IS HEREBY GIVEN pursuant to Fed. R. Bankr. P. 2002 and 9019(a) that CRIIMI MAE Inc., Debtor and Debtor-in-Possession herein ("CMI"), has filed a Motion to Approve Stipulation and Consent Order Regarding Application of MCFI Bond Proceeds (the "Motion"), pursuant to Sections 105(a) of Title 11 of the United States Code (the "Bankruptcy Code") and Fed. R. Bankr. P. 6004 and 9019.

           As set forth in the Motion, CMI, Salomon Smith Barney Inc. ("SSB"), the Official Committee of Equity Security Holders of CMI (the "Equity Committee") and the Official Committee of Unsecured Creditors of CMI (the "Unsecured Committee"), have filed a Stipulation and Consent Order (the "Proceeds Stipulation") with respect to proceeds from the sale of certain Commercial Mortgage-Backed Securities ("CMBS") to ORIX Real Estate Capital Markets, LLC ("ORIX"). The Proceeds Stipulation is attached to this Notice as
Exhibit 1.

           As further set forth in the Proceeds Stipulation, CMI and SSB have come to an agreement regarding the timing and manner in which proceeds from the sale of the CMBS to ORIX will be applied. The proceeds shall be applied in accordance with the terms set forth in the Proceeds Stipulation.

           CMI believes that the Proceeds Stipulation is necessary and appropriate and a sound exercise of business judgment by CMI. CMI believes that good cause and sound business reasons exist for the

Proceeds Stipulation and that it is in the best interest of the estates and all parties in interest.

           THE MOTION IS AVAILABLE FOR REVIEW IN THE OFFICE OF THE CLERK OF THE COURT AT THE ADDRESS SET FORTH HEREINAFTER. ANY CREDITOR OR PARTY IN INTEREST WHO OBJECTS TO APPROVAL OF THE MOTION MUST FILE AN OBJECTION IN WRITING, SPECIFICALLY STATING THE LEGAL AND FACTUAL GROUNDS ON WHICH THE OBJECTION IS BASED, WITH THE UNITED STATES BANKRUPTCY COURT, 6500 CHERRYWOOD LANE, SUITE 300, GREENBELT, MARYLAND 20770 AND ALSO SERVE ANY SUCH OBJECTION BY U.S. MAIL AND TELECOPY ON THE FOLLOWING COUNSEL WITHIN TWENTY (20) DAYS OF THE DATE OF THIS
NOTICE: (i) GREGORY A. CROSS, ESQUIRE, VENABLE, BAETJER AND HOWARD, LLP, 1800 MERCANTILE BANK & TRUST BUILDING, 2 HOPKINS PLAZA, BALTIMORE, MARYLAND 21201 (TELECOPY NO. 410-244-7742), (ii) MICHAEL ST. PATRICK BAXTER, ESQUIRE, COVINGTON & BURLING, 1201 PENNSYLVANIA AVENUE, N.W., WASHINGTON, D.C. 20004 (TELECOPY NO. 202-662-6291), (iii) DANIEL M. LEWIS, ESQUIRE, ARNOLD AND PORTER, 55 TWELFTH STREET, N.W., WASHINGTON, D.C. 20004 (TELECOPY NO. 202-942-5999), and (iv) JUDY G.Z. LIU, ESQUIRE, WEIL, GOTSHAL & MANGES, LLP, 767 FIFTH AVENUE, NEW YORK, NEW YORK 10153 (TELECOPY NO. 212-310-8007).


           THE COURT MAY CONDUCT A HEARING OR RULE ON THE MOTION WITHOUT A HEARING, IN ITS DISCRETION, REGARDLESS OF WHETHER ANY OBJECTIONS ARE FILED. IF NO OBJECTIONS ARE FILED, THE MOTION MAY BE APPROVED WITHOUT FURTHER NOTICE.

           SHOULD THE COURT DECIDE TO HOLD A HEARING ON THE MOTION AND OBJECTIONS, IF ANY, IT WILL BE HELD ON FRIDAY, OCTOBER 27, 2000, AT 11:30 A.M., IN COURTROOM 3C, AT THE UNITED STATES BANKRUPTCY COURT, 6500 CHERRYWOOD LANE, GREENBELT, MARYLAND 20770.

           Any party in interest with questions about the foregoing may contact the undersigned.

Dated: September ___, 2000.                 __________________________________
                                            Richard L. Wasserman
                                            Federal Bar No. 02784
                                            Gregory A. Cross
                                            Federal Bar No. 04571-G
                                            Venable, Baetjer and Howard, LLP
                                            1800 Mercantile Bank & Trust Bldg.
                                            2 Hopkins Plaza
                                            Baltimore, Maryland 21201
                                            (410) 244-7400

                                            Counsel for CRIIMI MAE Inc.,
                                            Debtor-in-Possession

                      IN THE UNITED STATES BANKRUPTCY COURT
                          FOR THE DISTRICT OF MARYLAND
                              (Greenbelt Division)

------------------------------------------
                                          )
                                          )
In re                                     )
                                          )
CRIIMI MAE Inc., et al.,                  )        Chapter 11
                                          )        Case Nos. 98-2-3115(DK)
                  Debtors.                )        through 98-2-3117(DK)
                                          )        (Jointly Administered)
------------------------------------------)

                 CERTIFICATE OF SERVICE OF NOTICE OF MOTION TO
                     APPROVE STIPULATION AND CONSENT ORDER
                  REGARDING APPLICATION OF MCFI BOND PROCEEDS
                  -------------------------------------------


           I HEREBY CERTIFY that a copy of the Notice of Motion to Approve Stipulation and Consent Order Regarding Application of MCFI Proceeds (the "Motion") attached hereto as Exhibit A was mailed, first-class, postage pre-paid, on the ____ day of September, 2000, to the parties on the Service List attached hereto as Exhibit B.


Dated:  September ____, 2000.              _________________________________
                                           Carrie B. Weinfeld
                                           Federal Bar No. 25365
                                           Venable, Baetjer and Howard, LLP
                                           1800 Mercantile Bank & Trust Building
                                           Two Hopkins Plaza
                                           Baltimore, Maryland  21201
                                           (410) 244-7400

                                           Counsel for the CRIIMI MAE Inc.
                                           Debtor-in-Possession

                     IN THE UNITED STATES BANKRUPTCY COURT
                         FOR THE DISTRICT OF MARYLAND
                             (Greenbelt Division)

___________________________________________
                                           )
                                           )
In re                                      )
                                           )
CRIIMI MAE Inc., et al.,                   )        Chapter 11
                                           )        Case Nos. 98-2-
                         3115(DK)
             Debtors.                      )        through 98-2-3117(DK)
                                           )        (Jointly Administered)
                                           )
___________________________________________


                     STIPULATION AND CONSENT ORDER SELLING
                 CERTAIN COMMERCIAL MORTGAGE-BACKED SECURITIES
               TO ORIX REAL ESTATE CAPITAL MARKETS, LLC FREE AND
                    CLEAR OF LIENS, CLAIMS AND ENCUMBRANCES
                     AND COMPROMISING AND SETTLING CLAIMS
                     ------------------------------------

           CRIIMI MAE Inc., Debtor and Debtor-in-Possession herein ("CMI"), Salomon Smith Barney Inc. ("SSB"), German American Capital Corporation ("GACC"), ORIX Real Estate Capital Markets, LLC ("ORIX"), the Official Committee of Equity Security Holders of CMI (the "Equity Committee") and the Official Committee of Unsecured Creditors of CMI (the "Unsecured Committee"), by and through their respective undersigned counsel, hereby agree and consent to this Stipulation and Consent Order by signing it, and hereby file this Stipulation and Consent Order Selling Certain Commercial-Mortgage Backed Securities to ORIX Real Estate Capital Markets LLC Free and Clear of Liens, Claims and Encumbrances and Compromising and Settling Claims (the "Stipulation and Consent Order"), pursuant to Sections 105(a) and 363(b) of Title 11 of the United States Code (the "Bankruptcy Code") and Fed. R. Bankr. P. 6004 and 9019, and in support thereof state as follows:
           This Court has jurisdiction over this Stipulation and Consent Order pursuant to 28 U.S.C. (S)(S)157 and 1334. Venue is proper pursuant to 28 U.S.C.(S)1409. This is a core proceeding pursuant to 28 U.S.C. (S)157(b)(2).

                                SSB BACKGROUND
                                --------------

           1. Citicorp Securities, Inc. ("CSI"), predecessor in interest to Salomon Smith Barney Inc. (collectively, "SSB"), and CMI are parties to a Master Repurchase Agreement ("MRA") dated as of August 1, 1997 (with certain Annexes dated May 11, 1998, May 26, 1998, June 4, 1998 and August 7, 1998 attached thereto), regarding certain bonds referenced as MCFI 1998-MC1 Classes H through M, MCFI 1998-MC2 Classes F Through K (collectively the "MCFI Bonds") and bonds referenced as CMM 1998-1, Classes X/I0, F, G, H and J (the "CMO IV Bonds"). The MCFI Bonds and the CMO-IV Bonds are collectively referred to herein as the "Citicorp Bonds."

           2. From the Petition Date through August 31, 2000 SSB received $23,802,416.81 in cash proceeds from distributions on the MCFI Bonds and pursuant to the Stipulation and Consent Order Regarding Application of MCFI Bond Proceeds (the "SSB Proceeds Stipulation") has applied these cash proceeds to reduce the Price Differential and Purchase Price (as each such term is defined in the MRA) owed by CMI under the MRA./1/ In accordance with the SSB Proceeds Stipulation, SSB will continue to apply future proceeds received from the MCFI Bonds to reduce the Price Differential and Purchase Price owed by CMI under the MRA.

           3. For purposes of this Stipulation and Consent Order, CMI and SSB agree that after applying all proceeds in accordance with the SSB Proceeds Stipulation, CMI is obligated to SSB in the total amount of $141,024,756.52 in respect of the Citicorp Bonds pursuant to the MRA (the "Existing SSB Debt).

           4. In addition, Citicorp Real Estate, Inc. ("CREI") and SSB assert claims in excess of $7,000,000, arising, among other things, out of that certain Amended and Restated Mortgage Loan Origination and Disposition Program Agreement, and pursuant to the Stipulation and Consent Order Regarding Mortgage Loan Origination Agreement with CREI. Pursuant to the terms of the Chapter 11 Treatment of Claims of Salomon Smith Barney, Inc., Citicorp Real Estate, Inc. and Citicorp Securities, Inc. attached as Exhibit 4 to the Debtors' Third Amended Joint Plan of Reorganization (the "Debtors' Plan"), CREI has agreed to accept $4,000,000 in cash on the Effective Date of the Debtors' Plan in full and final satisfaction of the aforementioned claims and all other remaining claims of SSB and CREI.

_______________
1 Between October 5, 1998 and December 31, 1998, SSB also collected $176,660.70 in proceeds from the MCFI 1998-MC2 Class L Bond which was not governed by the MRA. The calculation of the Existing SSB Debt (as that term is defined in paragraph 3 herein) as of August 31, 2000 includes the application of these proceeds.

                                 GACC BACKGROUND
                                 ---------------

           5. CMI and German American Capital Corporation ("GACC") are parties to a Master Loan and Security Agreement dated as of March 31, 1998 (as amended, the "GACC Loan Agreement") pursuant to which GACC made loans to CMI (collectively, the "GACC Loan").

           6. CMI has pledged its interest in the securities identified in Exhibit A to this Stipulation and Order (collectively, the "GACC Bonds") to secure the GACC Loan.

           7. The GACC Bonds pay interest monthly and generate proceeds, dividends, and distributions periodically (collectively, the "Monthly Payments"). On or about December 29, 1998, CMI and GACC entered into a Stipulation and Agreed Order Authorizing Use of Cash Collateral (the "Cash Collateral Stipulation") providing for payment/allocation of the Monthly Payments on the GACC Bonds. The Cash Collateral Stipulation was entered by this Court on February 2, 1999. The term of the Cash Collateral Stipulation was extended on or about May 12, 1999 and GACC continued to distribute and apply Monthly Payments in accordance with the Cash Collateral Stipulation through September 1999.

           8. Since October 5, 1999, GACC has applied Monthly Payments received on the GACC Bonds to interest accruing at the contract (non-default) rate on the GACC Loan, with one-half of the balance being applied to reduce principal monthly and the remainder being deposited in a segregated account (the "Segregated Account") held by GACC. Through and including, September 7, 2000, the balance in the Segregated Account was $0.
           9. Through and including September 7, 2000, GACC was owed, in respect of the GACC Loan, $131,192,588.20 in principal and $-0- in interest which has accrued at the (non-default) contract rate.

                             SALE OF CMBS TO ORIX
                             --------------------

           10. CMI proposes to sell to ORIX or its designee the Bond Portfolio (or alternatively, the MCFI Bonds, the DLJMAC 1997 (CF2) Bond and the stock of a CMI subsidiary that will hold the CMO IV Bonds) as set forth on Exhibit B to this Stipulation and Consent Order free and clear of any liens, claims and encumbrances (collectively, the "Bond Portfolio").

           11. Upon entry of an Order (an "Approval Order") approving this Stipulation and Consent Order, (a) CMI shall be obligated to sell the Bond Portfolio to ORIX subject to and in accordance with the terms of this Stipulation and Consent Order, including paragraph 10 herein, and (b) the Equity Committee and the Unsecured Committee shall be deemed to have agreed and consented to the sale of the Bond Portfolio to ORIX in accordance herewith, and
(c) all parties hereto shall use their reasonable best efforts to ensure that the sale to ORIX closes in accordance with this Stipulation and Consent Order. Upon signing this Stipulation and Consent Order and pending entry of an Approval Order,

CMI will use its reasonable best efforts to present this Stipulation and Consent Order to the Court for prompt approval.

           12. ORIX or its designee (collectively "ORIX") shall purchase, and CMI shall sell, the Bond Portfolio not later than five business days after the date an Approval Order becomes final, not subject to any stay or reargument motion and non-appealable (a "Final Order") by ORIX paying the Agreed Proceeds as set forth in Exhibit C to this Stipulation and Consent Order; provided, however, that such period may be extended after entry of an Approval Order by agreement of all parties to the Stipulation and Consent Order.

           13. The MCFI/CMO IV Bonds Agreed Proceeds as set forth in Exhibit C to the Stipulation and Consent Order shall be paid by ORIX as follows:

                (a)     first,

                        (i) to SSB in the amount of the Existing SSB Debt Less any additional amounts SSB receives (or is entitled to receive as the registered holder of the MCFI Bonds after August 31, 2000) and applies in reduction of the Purchase Price owed in respect of the Citicorp Bonds, in accordance with paragraph 6 of the SSB Proceeds Stipulation (the Price Differential owing on the Existing SSB Debt shall also be paid to SSB in accordance with paragraph 6 of the SSB Proceeds Stipulation);

                        (ii) to CREI in the amount of $4,000,000 in cash, which payment shall be in full and final satisfaction of all asserted and unasserted claims of SSB and Citicorp Real Estate, Inc. in the bankruptcy cases of CMI, CRIIMI MAE Holdings, II, L.P. ("Holdings II") and CRIIMI MAE Management Inc. ("Management"); and

                (b)     second, to CMI.

           14. The DLJ Agreed Proceeds as set forth in Exhibit C to this Stipulation and Consent Order shall be paid by ORIX as follows:

                (a)     first, toGACC in an amount not to exceed $15,113,782.22;

                        (i) less any additional payments GACC receives or will receive after September 7, 2000 on account of the DLJ MAC 1997 CF2 Bond (the "DLJ Bond") and applied toward the payment of principal of the GACC loan;

                        (ii) plus any additional unpaid monthly interest that has accrued on account of that portion of the GACC loan (i.e., $15,113,782.22 ) which, solely for purposes of this Stipulation and Consent Order, shall be deemed allocable to the DLJ Bond since September 7, 2000 at the contract (non-default) rate of interest.

                (b)     second, to CMI.

           15. It is understood and agreed that no sale of the Citicorp Bonds shall be permitted if SSB and CREI are not paid the amounts set forth in paragraph 13(a) herein and that no sale of the DLJ Bond shall be permitted if GACC is not paid the amounts set forth in paragraph 14(a) herein.

           16. CMI, SSB and GACC (to the extent applicable) shall take such steps as may be reasonably necessary and shall provide ORIX with such documents as it may reasonably request to fully effectuate the transactions contemplated by this Stipulation and Consent Order.

           17. To the extent any of CMI, ORIX, SSB or GACC has, from time to time, entered into interest rate or other hedge agreements with third parties with respect to the Bond Portfolio, each of CMI, ORIX, SSB and GACC (as applicable) shall be responsible for all of its own losses, and shall have the right to retain any of its own profits, arising out of any such agreements to which it is a party.

           18. Until this Stipulation and Consent Order is approved by the Court, or withdrawn or terminated pursuant to the terms of this Stipulation and Consent Order, none of the parties hereto will sell, transfer or otherwise dispose of the Bond Portfolio, except as specifically set forth herein.

           19. On and as of the date ORIX purchases the Bond Portfolio and the proceeds are paid in accordance with paragraph 13 and 14 herein, CMI, Holdings II, Management, SSB, CREI and GACC (and their respective predecessors, successors, affiliates, agents, officers, directors and employees) shall be deemed irrevocably released from any and all claims that were, or could have been, asserted in any adversary proceeding or otherwise in connection with the Bond Portfolio. Such release shall not be applicable to any claims of ORIX that may arise for any alleged breaches of this Stipulation and Consent Order by the foregoing parties.

           20. After SSB is paid the amounts provided in paragraph 13(a), the adversary proceeding between CMI and CSI in connection with the CMO IV Bonds, styled CRIIMI MAE Inc. v. Citicorp Securities, Inc., Adv. No. 98-1637(DK) will
       --------------------------------------
be dismissed and SSB will release all claims to the funds (including interest accrued thereon) interpleaded with the Bankruptcy Court in Adversary Proceeding No. 98-1605(DK) and will cooperate with CMI, to obtain the dismissal of the action.

           21. The parties hereto acknowledge that ORIX (or its designees) is currently conducting due diligence in connection with the Bond Portfolio and therefore agree that, at any time prior to October 13, 2000 (which period may be extended by mutual agreement of ORIX, CMI, the Equity Committee and the Unsecured Committee), ORIX may, in its sole discretion, elect to terminate its purchase of the Bond Portfolio by delivering written notice of such termination to CMI, whereupon (a) this Stipulation and Consent Order shall be withdrawn and automatically rendered void and of no further force and effect and (b) CMI will promptly notify the Bankruptcy Court that, in light of such termination, a hearing will not be proceeding. The parties further agree that ORIX may waive its right to terminate the agreement at any time by sending CMI a written confirmation of such waiver. If an order approving the Stipulation and Consent Order is not entered before November 1, 2000 or if an appeal from such an order is filed and a stay pending appeal is granted, ORIX, CMI, CREI, GACC and/or SSB may, at any time thereafter and in their respective sole discretion, elect to terminate this Stipulation and Consent

Order by delivering a written notice of such termination to the other parties to this Stipulation and Consent Order, whereupon this Stipulation and Consent Order shall terminate and be void and of no further force and effect.

           22. It is further understood and agreed that, unless a proposed sale is otherwise approved in writing by CMI, the Unsecured Committee and the Equity Committee, no sale of any of the Bond Portfolio shall be permitted if the amount proposed to be paid by ORIX is less than the Agreed Proceeds set forth in Exhibit C to this Stipulation and Consent Order.

           23. In the event this Stipulation and Consent Order is terminated, each party shall be deemed to have reverted nunc pro tunc to its respective status as of the date and time immediately prior to the signing of this Stipulation and Consent Order, and CMI, SSB, GACC, the Equity Committee and the Unsecured Committee shall be entitled to proceed in all respects as if this Stipulation and Consent Order had not been executed and without prejudice in any way as a result of the negotiation or terms of this Stipulation and Consent Order (none of which shall be admissible in any subsequent legal proceeding).

           24. CMI respectfully submits that the proposed sale of the Bond Portfolio described herein is necessary and appropriate and a sound exercise of business judgment by CMI, and that ORIX has acted in good faith, and will therefore be entitled to the protections under 11 U.S.C. (S).363(m) upon any sale of the Bond Portfolio to ORIX. CMI believes that good cause and sound business reasons exist for proceeding promptly with the sale of the Bond Portfolio described herein and that the proposed sale is in the best interest of the estates and all parties in interest.

           25. Except with respect to this Stipulation, GACC reserves its rights to contest jurisdiction and any other matter arising in the Bankruptcy Court and CMI, the Unsecured Committee and the Equity Committee reserve all of their respective rights with respect thereto.

           26. CMI and/or any of its affiliates are authorized to exercise all corporate formalities and execute all documents necessary to transfer the Bond Portfolio to ORIX including electing REMIC status for the mortgage pool relating to the CMO IV Bonds, but CMI will not exercise any corporate action affecting certain Commercial Mortgage Trust Series 1998-C1 Bonds (the "CBO-2 Bonds").

           27. ORIX's signature on this Stipulation and Consent Order is only as to the obligations and agreements of ORIX.

           WHEREFORE, CMI respectfully requests that this Court enter an Order
(i) approving the proposed sale of the Bond Portfolio free and clear of any liens, claims and encumbrances to ORIX in accordance with this

Stipulation and Consent Order; and (ii) granting such other and further relief as is just and proper.

          SO ORDERED AND APPROVED this ____ day of September, 2000.

                                            ------------------------------------
                                            DUNCAN W. KEIR
                                            United States Bankruptcy Judge

Dated:  September ____, 2000                ____________________________________
                                            Richard L. Wasserman
                                            Federal Bar No. 02784
                                            Gregory A. Cross
______________________________              Federal Bar No. 04571-G
Michael St. Patrick Baxter                  Venable, Baetjer and Howard, LLP
Covington & Burling                         1800 Mercantile Bank & Trust Bldg.
1201 Pennsylvania Avenue, N.W.              Two Hopkins Plaza
Washington, D.C.  20044                           Baltimore, Maryland 21201
                                            (410) 244-7400
Counsel for the Official Committee
of Equity Security Holders of               Co-Counsel for CRIIMI MAE Inc.
CRIIMI MAE Inc.                             Debtor-in-Possession



------------------------------              ------------------------------------
Daniel M Lewis                              Judy G.Z. Liu (JL 6449)
Michael L. Bernstein                        Paul M. Basta (PB 4434)
Arnold & Porter                             Weil, Gotshal & Manges, LLP
555 Twelfth Street, N.W.                    767 Fifth Avenue
Washington, D.C. 20004                            New York, New York 10153

Counsel for the CMI                         Counsel for Salomon Smith
Unsecured Committee                         Barney Inc.

-----------------------------               ------------------------------------
Michael B. Benner                           Edward H. Tillinghast, III
Wachtell, Lipton, Rosen & Katz              Coudert Brothers
51 West 52nd Street                         1114 Avenue of the Americas
New York, New York 10019                    New York, New York 10036

Counsel for German American                 Counsel for ORIX Real Estate
Capital Corporation                         Capital Markets, LLC

                      THE UNITED STATES BANKRUPTCY COURT
                         FOR THE DISTRICT OF MARYLAND
                              Greenbelt Division

_______________________________________________
                                               )
                                               )
In re                                          )
                                               )
CRIIMI MAE Inc., et al.,                       )        Chapter 11
                                               )        Case Nos. 98-2-3115(DK)
            Debtors.                           )        through 98-2-3117(DK)
                                               )        (Jointly Administered)
                                               )
_______________________________________________

            AMENDMENT WITH RESPECT TO AGREED PROCEEDS IN CONNECTION
              WITH STIPULATION AND CONSENT ORDER SELLING CERTAIN
                 COMMERCIAL MORTGAGE-BACKED SECURITIES TO ORIX
                   REAL ESTATE CAPITAL MARKETS, LLC FREE AND
                    CLEAR OF LIENS, CLAIMS AND ENCUMBRANCES
                     AND COMPROMISING AND SETTLING CLAIMS
                     ------------------------------------

           CRIIMI MAE Inc., Debtor and Debtor-in-Possession herein ("CMI"), German American Capital Corporation ("GACC"), ORIX Real Estate Capital Markets, LLC ("ORIX"), the Official Committee of Equity Security Holders of CMI (the "Equity Committee") and the Official Committee of Unsecured Creditors of CMI (the "Unsecured Committee") by and through their respective undersigned counsel, file this Amendment with Respect to Agreed Proceeds in Connection with the Stipulation and Consent Order Selling Certain Commercial-Mortgage Backed Securities to ORIX Real Estate Capital Markets, LLC Free and Clear of Liens, Claims and Encumbrances and Compromising and Settling Claims (the "Agreed Proceeds Amendment"), and hereby state as follows:

           1. This Court has jurisdiction over this Agreed Proceeds Amendment pursuant to 28 U.S.C.(S)(S).157 and 1334. Venue is proper pursuant to 28 U.S.C.(S).1409. This is a core proceeding pursuant to 28 U.S.C.(S).157(b)(2).

           2. On October 12, 2000, this Court entered the Stipulation and Consent Order Selling Certain Commercial Mortgage-Backed Securities to ORIX Real Estate Capital Markets, LLC Free and Clear of Liens, Claims and Encumbrances and Compromising and Settling Claims (the "Stipulation and Consent Order").

           3. Paragraph 22 of the Stipulation and Consent Order provided that upon the consent of CMI, the Unsecured Committee and the Equity Committee, the Bond Portfolio, as that term is defined in the Stipulation and Consent Order, could be sold to ORIX for an amount that is less than the Agreed Proceeds set forth in the Stipulation and Consent Order.

           4. As a result of due diligence concerns raised by ORIX, ORIX has requested an adjustment to the Agreed Proceeds amount (the "Agreed Proceeds Adjustment"). Pursuant to the terms of Paragraph 22 of the Stipulation and Consent Order, CMI, the Unsecured Committee and the Equity Committee have agreed to the adjustment requested by ORIX. As a result of the Agreed Proceeds Adjustment, the amount of the Agreed Proceeds as set forth in Exhibit C to the Stipulation and Consent Order is amended and restated as follows:

                a.  The MCFI/CMO IV Bonds Agreed Proceeds shall be $174.75
                        ---------------------------------
million (a) minus $94,600 for each basis point by which the yield on the 10-year U.S. Constant Maturity Treasury exceeds 5.762, or (b) plus $94,600 for each basis point by which 5.762 exceeds the yield on the 10-year U.S. Constant Maturity Treasury; and

                b.  The DLJ Bond Agreed Proceeds shall be $14.196 million.
                        ------------------------

           5. As a result of the Agreed Proceeds Adjustment, the proceeds to be paid to GACC, pursuant to paragraph 14 of the Stipulation and Consent Order will be $14,196,000.00 rather than up to $15,113,782.22. GACC has also agreed to this reduction and has acknowledged its agreement by signing this Agreed Proceeds Amendment.

           6. If the DLJ Bond, as that term is defined in the Stipulation and Consent Order, is not transferred to ORIX before November 1, 2000, ORIX may elect to terminate its purchase of the DLJ Bond.

           SO ORDERED AND APPROVED.

DATED:  October _______, 2000.              ____________________________
                                            DUNCAN W. KEIR
                                            United States Bankruptcy Judge

FOR CRIIMI MAE INC.:                        FOR THE OFFICIAL COMMITTEE
                                            OF EQUITY SECURITY HOLDERS
                                            OF CRIIMI MAE INC.:


----------------------------                ------------------------------
Richard L. Wasserman                        Michael St. Patrick Baxter
Gregory A. Cross                            Covington & Burling
Venable, Baetjer and Howard, LLP            1201 Pennsylvania Avenue, N.W.
1800 Mercantile Bank & Trust                Washington, D.C.  20044
    Building
Two Hopkins Plaza
Baltimore, Maryland 21201

FOR THE OFFICIAL COMMITTEE                  FOR ORIX REAL ESTATE
OF UNSECURED CREDITORS OF                   CAPITAL MARKETS, LLC:
CRIIMI MAE INC.:


---------------------------                 ------------------------------
Daniel M Lewis                              Edward H. Tillinghast, III
Michael L. Bernstein                        Coudert Brothers
Arnold & Porter                             1114 Avenue of the Americas
555 Twelfth Street, N.W.                    New York, New York 10036
Washington, D.C. 20004

FOR GERMAN AMERICAN
CAPITAL CORPORATION:


-----------------------------
Michael B. Benner
Wachtell, Lipton, Rosen & Katz
51 West 52nd Street
New York, New York 10019

                             CERTIFICATE OF SERVICE
                             ----------------------

           I HEREBY CERTIFY on this ____ day of October 2000, that I served the foregoing Amendment with Respect to Agreed Proceeds in Connection with Stipulation and Consent Order Selling Certain Commercial Mortgage-Backed Securities to ORIX Real Estate Capital Markets, LLC Free and Clear of Liens, Claims and Encumbrances and Compromising and Settling Claims, via first class mail, postage prepaid, to the following:


                           Michael St. Patrick Baxter, Esq.
                           Covington & Burling
                           1201 Pennsylvania Avenue, N.W.
                           Washington, D.C.  20044

                           Daniel M Lewis, Esq.
                           Arnold & Porter
                           555 Twelfth Street, N.W.
                           Washington, D.C. 20004

                           Edward H. Tillinghast, III, Esq.
                           Coudert Brothers
                           1114 Avenue of the Americas
                           New York, New York 10036

                           Michael B. Benner, Esq.
                           Wachtell, Lipton, Rosen & Katz
                           51 West 52nd Street
                           New York, New York 10019

                           Clifford J. White, Esq.
                           Office of the U.S. Trustee
                           6305 Ivy Lane, Suite 600
                           Greenbelt, Maryland 20770


                                            --------------------------------
                                            Carrie B. Weinfeld

                     IN THE UNITED STATES BANKRUPTCY COURT
                         FOR THE DISTRICT OF MARYLAND
                             (Greenbelt Division)

In re: CRIIMI MAE Inc. et al.,       Case Nos.: 98-2-3115 through 98-2-3117 (DK)

               Debtors.


CHAPTER 11 CONFIRMATION HEARING - TALLY OF BALLOTS VOTING ON THE DEBTORS' PLAN
------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

Creditor/         No. of    $ Value of Claims                  $ Value of                           $ Value of
Shareholder       Members   Voting/Amount                      Acceptances/  % of    No.            Rejections/   % of   Indicate if
Class             of Class  of Shares         No.    % Acptg.  Amount of     Value   Rjtg.          Amount of     Value  Class is
(Descrip.)        Casting   Voting            Acptg.           Shares Acptg. Acptg         % Rjtg.  Shares Rjtg.  Rjtg.  Unimpaired
                  Ballots
------------------------------------------------------------------------------------------------------------------------------------
Class A1
(Citicorp             4     375,123,980.30       4     100%   375,123,980.30  100%    0       0         0          0      Impaired
Secured Claims)

------------------------------------------------------------------------------------------------------------------------------------

Class A2
(First Union          2          58,803.03       2     100%        58,803.03  100%    0       0         0          0      Impaired
Secured Claim)

------------------------------------------------------------------------------------------------------------------------------------

Class A3
(GACC Secured         1     177,508,216.70       1     100%   177,508,216.70  100%    0       0         0          0      Impaired
Claim)

------------------------------------------------------------------------------------------------------------------------------------

Class A4
(Lehman Secured      **                                                                                                   Impaired
Claim)

------------------------------------------------------------------------------------------------------------------------------------

Class A5
(Merrill              1     276,325,190.60       1     100%   276,325,190.60  100%    0       0         0          0      Impaired
Secured Claim)

------------------------------------------------------------------------------------------------------------------------------------

** Debtors do not believe that there are any Claims in this Class.

------------------------------------------------------------------------------------------------------------------------------------

Creditor/         No. of    $ Value of Claims                  $ Value of                           $ Value of
Shareholder       Members   Voting/Amount                      Acceptances/  % of    No.            Rejections/   % of   Indicate if
Class             of Class  of Shares         No.    % Acptg.  Amount of     Value   Rjtg.          Amount of     Value  Class is
(Descrip.)        Casting   Voting            Acptg.           Shares Acptg. Acptg         % Rjtg.  Shares Rjtg.  Rjtg.  Unimpaired
                  Ballots
------------------------------------------------------------------------------------------------------------------------------------
Class A6
(Morgan Stanley      **                                                                                                   Impaired
Secured Claim)

------------------------------------------------------------------------------------------------------------------------------------

Class A7
(Other Secured       **                                                                                                   Impaired
Claims)

------------------------------------------------------------------------------------------------------------------------------------

Class A8
(Priority                                                                                                                 Unimpaired
Claims)

------------------------------------------------------------------------------------------------------------------------------------

Class A9
(Old Senior           8      44,250,000.00       7   87.50%    42,250,000.00  95.48%  1    12.50%   2,000,000.00  4.52%   Impaired
Note Claims)

------------------------------------------------------------------------------------------------------------------------------------

Class A10 (CMI
General              36      89,031,189.99      35   97.22%    77,640,641.99  87.21%  1     2.78%  11,390,548.00 12.79%   Impaired
Unsecured
Claims)

------------------------------------------------------------------------------------------------------------------------------------

Class A11
(Guarantee           **                                                                                                   Impaired
Claims)

------------------------------------------------------------------------------------------------------------------------------------

Class A12
(Freddie Mac                                                                                                              Unimpaired
Claims)

------------------------------------------------------------------------------------------------------------------------------------

Class A13
(Intercompany         2           NA             2     100%          NA         NA    0      0          0          0      Impaired
Claims)

------------------------------------------------------------------------------------------------------------------------------------

** Debtors do not believe that there are any Claims in this Class.

------------------------------------------------------------------------------------------------------------------------------------

Creditor/         No. of    $ Value of Claims                  $ Value of                           $ Value of
Shareholder       Members   Voting/Amount                      Acceptances/  % of    No.            Rejections/   % of   Indicate if
Class             of Class  of Shares         No.    % Acptg.  Amount of     Value   Rjtg.          Amount of     Value  Class is
(Descrip.)        Casting   Voting            Acptg.           Shares Acptg. Acptg         % Rjtg.  Shares Rjtg.  Rjtg.  Unimpaired
                  Ballots
------------------------------------------------------------------------------------------------------------------------------------
Class A14
(Series B           363         896,381.00    361     99.45%    896,081.00   99.97%   2     0.55%        300.00   0.03%   Impaired
Preferred
Stock)
------------------------------------------------------------------------------------------------------------------------------------

Class A15
(Series B
Preferred Stock                                                                                                           Unimpaired
Securities
Claims)

------------------------------------------------------------------------------------------------------------------------------------

Class A16
(Former Series       1          103,000.00      1       100%    103,000.00     100%   0        0         0           0    Impaired
C Preferred
Stock)

------------------------------------------------------------------------------------------------------------------------------------

Class A17
(Former Series
C Preferred
Stock                                                                                                                     Unimpaired
Securities
Claims)

------------------------------------------------------------------------------------------------------------------------------------

Class A18 (Old
Series D             1          100,000.00      1       100%    100,000.00     100%   0        0         0           0    Impaired
Preferred Stock)

------------------------------------------------------------------------------------------------------------------------------------

Class A19 (Old
Series D
Preferred Stock                                                                                                           Unimpaired
Securities
Claims)

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

Creditor/         No. of    $ Value of Claims                  $ Value of                           $ Value of
Shareholder       Members   Voting/Amount                      Acceptances/  % of    No.            Rejections/   % of   Indicate if
Class             of Class  of Shares         No.    % Acptg.  Amount of     Value   Rjtg.          Amount of     Value  Class is
(Descrip.)        Casting   Voting            Acptg.           Shares Acptg. Acptg         % Rjtg.  Shares Rjtg.  Rjtg.  Unimpaired
                  Ballots
------------------------------------------------------------------------------------------------------------------------------------
Class A20
(Series F           3,701       165,716.00    3,667   99.08%      164,110.00 99.03%   34    0.92%       1,606.00   0.97%  Impaired
Dividend
Preferred
Stock)
------------------------------------------------------------------------------------------------------------------------------------

Class A21 (CMI
Common Stock)       6,421    28,987,068.63    6,369   99.19%   28,886,437.46 99.65%   52    0.81%     100,631.17   0.35%  Impaired

------------------------------------------------------------------------------------------------------------------------------------

Class A22
(Stock Options)                                                                                                           Unimpaired

------------------------------------------------------------------------------------------------------------------------------------

Class A23 (CMI
Common Stock                                                                                                              Unimpaired
Securities
Claims)

------------------------------------------------------------------------------------------------------------------------------------

Class B1 (First
Union Secured         1       1,307,944.44      1       100%    1,307,944.44   100%    0       0         0          0     Impaired
Claims)

------------------------------------------------------------------------------------------------------------------------------------

Class B2 (Other
Secured Claims)      **                                                                                                   Impaired

------------------------------------------------------------------------------------------------------------------------------------

Class B3
(Priority                                                                                                                 Unimpaired
Claims)

------------------------------------------------------------------------------------------------------------------------------------

** Debtors do not believe that there are any Claims in this Class.

------------------------------------------------------------------------------------------------------------------------------------

Creditor/         No. of    $ Value of Claims                  $ Value of                           $ Value of
Shareholder       Members   Voting/Amount                      Acceptances/  % of    No.            Rejections/   % of   Indicate if
Class             of Class  of Shares         No.    % Acptg.  Amount of     Value   Rjtg.          Amount of     Value  Class is
(Descrip.)        Casting   Voting            Acptg.           Shares Acptg. Acptg         % Rjtg.  Shares Rjtg.  Rjtg.  Unimpaired
                  Ballots
------------------------------------------------------------------------------------------------------------------------------------
Class B4
(Guarantee                                                                                                                Unimpaired
Claims)

------------------------------------------------------------------------------------------------------------------------------------

Class B5 (CMM
General              49         810,884.10     48     97.96%     745,066.14  91.88%   1    2.04%      65,817.96   8.12%   Impaired
Unsecured
Claims)

------------------------------------------------------------------------------------------------------------------------------------

Class B6
(Intercompany         2             NA          2       100%         NA        NA     0       0           0          0    Impaired
Claims)

------------------------------------------------------------------------------------------------------------------------------------

Class B7 (CMI's
Interests in                                                                                                              Unimpaired
CMM)

------------------------------------------------------------------------------------------------------------------------------------

Class C1
(Citicorp            **                                                                                                   Impaired
Secured Claims)

------------------------------------------------------------------------------------------------------------------------------------

Class C2 (Other
Secured Claims)      **                                                                                                   Impaired

------------------------------------------------------------------------------------------------------------------------------------

Class C3
(Priority                                                                                                                 Unimpaired
Claims)

------------------------------------------------------------------------------------------------------------------------------------

Class C4
(Guarantee                                                                                                                Unimpaired
Claims)

------------------------------------------------------------------------------------------------------------------------------------

** Debtors do not believe that there are any Claims in this Class.

------------------------------------------------------------------------------------------------------------------------------------

Creditor/         No. of    $ Value of Claims                  $ Value of                           $ Value of
Shareholder       Members   Voting/Amount                      Acceptances/  % of    No.            Rejections/   % of   Indicate if
Class             of Class  of Shares         No.    % Acptg.  Amount of     Value   Rjtg.          Amount of     Value  Class is
(Descrip.)        Casting   Voting            Acptg.           Shares Acptg. Acptg         % Rjtg.  Shares Rjtg.  Rjtg.  Unimpaired
                  Ballots
------------------------------------------------------------------------------------------------------------------------------------
Class C5
(Holdings            **                                                                                                   Impaired
General
Unsecured
Claims)

------------------------------------------------------------------------------------------------------------------------------------

Class C6
(Intercompany         2         NA             2       100%         NA        NA      0       0         0           0     Impaired
Claims)

------------------------------------------------------------------------------------------------------------------------------------

 Class C7
(Interests in                                                                                                             Unimpaired
Holdings)

------------------------------------------------------------------------------------------------------------------------------------

** Debtors do not believe that there are any Claims in this Class.

This Tally does not include the ADP Supplemental Master Ballots received approximately one hour after the voting deadline. See the Affidavit of Diane Rocano Certifying the Ballots Accepting or Rejecting Third Amended Joint Plan of Reorganization of CRIIMI MAE Inc.,et al., filed herein on November 3, 2000 (Docket No. 1282) for further information regarding the ADP Supplemental Master Ballots.

                            CERTIFICATION OF TALLY
                            ----------------------


           I HEREBY CERTIFY that the foregoing Tally is an accurate tabulation of ballots cast by parties in interest which have been received by Bankruptcy Services LLC ("BSI"), the official Balloting Agent for the Debtors, as of October 20, 2000, the voting deadline established by this Court. This Tally incorporates by reference the voting results certified in the Affidavit of Diane Rocano of BSI, the official Balloting Agent, filed herein on November 3, 2000 (Docket No. 1282).

Dated: November 8, 2000.                    _______________________
                                            Richard L. Wasserman
                                            Federal Bar No. 02784
                                            Carrie B. Weinfeld
                                            Federal Bar No. 25365
                                            Venable, Baetjer and Howard, LLP
                                            1800 Mercantile Bank and
                                               Trust Building
                                            Two Hopkins Plaza
                                            Baltimore, Maryland 21201
                                            (410) 244-7400

                                            Co-Counsel for CRIIMI MAE Inc.
                                            Debtor-in-Possession