Form 10-K
period 2000-12-31
CRIIMI MAE INC
filed 2001-04-16
CIK 847322

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   FORM 10-K/A
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                              __________________

For the fiscal year ended December 31, 2000      Commission file number 1-10360

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [_]

     As of April 13, 2001, 99,049,850 shares of CRIIMI MAE Inc. common stock (voting) with a par value of $0.01 were outstanding. The aggregate market value (based upon the last reported sale price on the New York Stock Exchange on April 13, 2001) of the shares of CRIIMI MAE Inc. common stock (voting) held by non-affiliates was approximately $69,334,895. (For purposes of calculating the previous amount only, all directors and executive officers of the registrant are assumed to be affiliates.)

                              __________________

                      Documents Incorporated By Reference
                                     None.

================================================================================

                                CRIIMI MAE INC.

                        2000 ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
                                               PART I
                                               ------
Item 1.         Business......................................................................      2
Item 2.         Properties....................................................................     22
Item 3.         Legal Proceedings.............................................................     22
Item 4.         Submission of Matters to a Vote of Security Holders...........................     30

                                               PART II
                                               -------

Item 5.         Market for the Registrant's Common Stock and Related Stockholder Matters......     30
Item 6.         Selected Financial Data.......................................................     33
Item 7.         Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................................     36
Item 7A.        Quantitative and Qualitative Disclosures About Market Risks...................     50
Item 8.         Financial Statements and Supplementary Data...................................     52
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure.........................................................     52

                                               PART III
                                               --------

Item 10.        Directors and Executive Officers of the Registrant............................     53
Item 11.        Executive Compensation........................................................     57
Item 12.        Security Ownership of Certain Beneficial Owners and Management................     62
Item 13.        Certain Relationships and Related Transactions................................     63

                                               PART IV
                                               -------

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............     64

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

General

        CRIIMI MAE Inc. (together with its consolidated subsidiaries, unless the context otherwise indicates, "CRIIMI MAE" or the "Company") is a commercial mortgage company structured as a self-administered real estate investment trust ("REIT"). Prior to the filing by CRIIMI MAE Inc. (unconsolidated) and two of its operating subsidiaries, CRIIMI MAE Management, Inc. ("CM Management"), and CRIIMI MAE Holdings II, L.P. ("Holdings II" and, together with CRIIMI MAE and CM Management, the "Debtors"), for relief under Chapter 11 of the U.S. Bankruptcy Code on October 5, 1998 (the "Petition Date") as described below, CRIIMI MAE's primary activities included (i) acquiring non-investment grade securities (rated below BBB- or unrated) backed by pools of commercial mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS" or "CMBS"), (ii) originating and underwriting commercial mortgage loans, (iii) securitizing pools of commercial mortgage loans and resecuritizing pools of Subordinated CMBS, and (iv) through the Company's servicing affiliate, CRIIMI MAE Services Limited Partnership ("CMSLP"), performing servicing functions with respect to the mortgage loans underlying the Company's Subordinated CMBS. As previously stated, on October 5, 1998, the Debtors filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, entered an order confirming the Debtors' reorganization plan (the "Reorganization Plan").

        The Company also owns 100% of multiple financing and operating subsidiaries as well as various interests in other entities (including CMSLP) which either own or service mortgage and mortgage-related assets. See Note 3 to the Notes to Consolidated Financial Statements. With the exception of CM Management and Holdings II, none of these affiliates filed for bankruptcy protection on the Petition Date.

        The Company was incorporated in Delaware in 1989 under the name CRI Insured Mortgage Association, Inc. ("CRI Insured"). In July 1993, CRI Insured changed its name to CRIIMI MAE Inc. and reincorporated in Maryland. In June 1995, certain mortgage businesses affiliated with C.R.I., Inc. ("CRI") were merged into CRIIMI MAE (the "Merger"). The Company is not a government sponsored entity or in any way affiliated with the United States government or any United States government agency.

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

     On Friday afternoon, October 2, 1998, the Company was in the closing negotiations of a refinancing with one of its unsecured creditors that would have provided the Company with additional borrowings when it received a significant collateral call from one of its secured creditors. The basis for this collateral call, in the Company's view, was unreasonable. After giving consideration to, among other things, this collateral call and the Company's concern that its failure to satisfy this collateral call would cause the Company to be in default under a substantial portion of its financing arrangements, the Company reluctantly concluded on Sunday, October 4, 1998 that it was in the best interests of creditors, equity holders and other parties in interest to seek Chapter 11 protection. On October 5, 1998, the Debtors filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court.

     On August 24, 2000, the Bankruptcy Court entered an order approving the Debtors' Disclosure Statement and other proposed solicitation materials. All impaired classes which voted on the Reorganization Plan voted overwhelmingly to accept the Reorganization Plan.

     On September 21, 2000, CRIIMI MAE, Salomon Smith Barney Inc. (as successor to Citicorp Securities, Inc. ("SSB")), German American Capital Corporation ("GACC"), ORIX Real Estate Capital Markets, LLC ("ORIX"), the CMI Equity Committee and the Unsecured Creditors Committee filed a Stipulation and Consent Order (the "Stipulation and Consent") with the Bankruptcy Court providing for, among other matters, the terms of an agreement with respect to the sale of the Company's interest in CMO-IV and certain other CMBS to ORIX. On October 12, 2000, an order was entered by the Bankruptcy Court approving the Stipulation and Consent. On October 30, 2000, the Court entered an amendment to the Stipulation and Consent with respect to the agreed proceeds in connection with the sale to ORIX (the "Order"). Pursuant to the Stipulation and consent as amended by the Order, the Company sold its interest in CMO-IV and certain other CMBS to ORIX. The CMI Equity Committee and Unsecured Creditors' Committee were deemed to have agreed to such sale. The sale was completed on November 6, 2000 resulting in total proceeds of approximately $189 million. The proceeds were used to pay off $141 million of financing owed to SSB and $4 million to Citicorp Real Estate, Inc. in full satisfaction of all asserted and unasserted claims of such claimants. Additionally, approximately $14.2 million of the proceeds were used to pay down secured financing provided by GACC. The Company will use the net proceeds of approximately $30 million to help fund the Company's emergence from Chapter 11.

     As stated before, on November 22, 2000, the Bankruptcy Court entered an order confirming the Reorganization Plan under which the Debtors' anticipated emerging from Chapter 11 by March 15, 2001.

     On March 9, 2001, the Bankruptcy Court, after notice and a hearing, approved an extension of the effective date of the Reorganization Plan to April 13, 2001 and on April 13, 2001, the Bankruptcy Court approved a further extension of the effective date of the Reorganization Plan until April 17, 2001. The Company expects to sign all remaining closing documents, disburse funds, and consummate the effective date by April 17, 2001. However, there can be no assurance that the Company will emerge by such date.

The Reorganization Plan

     The Reorganization Plan includes the payment in full of all of the allowed claims of the Debtors primarily through recapitalization financing (including proceeds from certain asset sales) aggregating $847 million (the "Recapitalization Financing"). The sales of select CMBS (the "CMBS Sale") and the Company's interest in CMO-IV (the "CMO-IV Sale") generated aggregate proceeds of approximately $418.3 million toward the Recapitalization Financing (see Notes 5 and 7), of which approximately $342.3 million was used to pay related borrowings and approximately $76.0 million will be used to help fund the Reorganization Plan. Included in the balance of the Recapitalization Financing is approximately $262 million anticipated to be provided by affiliates of Merrill Lynch Mortgage Capital Inc. ("Merrill Lynch" or "Merrill") and GACC through a new secured financing facility (in the form of a repurchase transaction), and approximately

$167 million anticipated to be provided through new secured notes issued to certain of the Company's unsecured creditors (collectively, the "New Debt").

     In connection with the Reorganization Plan, substantially all cash flows relating to existing assets are expected to be used to satisfy principal, interest and fee obligations under the New Debt. The approximate $262 million secured financing would provide for (i) interest at a rate of one month London Interbank Offered Rate ("LIBOR") plus 3.25%, (ii) principal repayment/amortization  obligations,  (iii)  extension  fees after two years and
(iv) maturity on the fourth anniversary of the effective date of the Reorganization Plan. The approximate $167 million secured financing would be effected through the issuance of two series of secured notes under two separate indentures. The first series of secured notes, representing an aggregate principal amount of approximately $105 million, would provide for (i) interest at a rate of 11.75% per annum, (ii) principal repayment/amortization obligations, (iii) extension fees after four years and (iv) maturity on the fifth anniversary of the effective date of the Reorganization Plan. The second series of secured notes, representing an aggregate principal amount of approximately $62 million, would provide for (i) interest at a rate of 13% per annum with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees after four years and (iii) maturity on the sixth anniversary of the effective date of the Reorganization Plan. The New Debt described above is anticipated to be secured by substantially all of the existing assets of the Company. It is contemplated that there will be restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds, in connection with the New Debt.

     The Company anticipates that the litigation with First Union National Bank ("First Union") will not be settled or resolved on or prior to the effective date of the Reorganization Plan; and therefore, the classification of First Union's claim under the Reorganization Plan will not be determined until after the effective date (see "LEGAL PROCEEDINGS-Bankruptcy Related Litigation-First Union" for further information regarding (a) the status of the First Union litigation and (b) the treatment of First Union's Claim on the effective date of the Reorganization Plan).

     Under the Reorganization Plan, the holders of the Company's equity will retain their stock. Pursuant to the terms of the anticipated New Debt, limited, if any, dividends, other than if such dividend payments are required to maintain REIT status (and assuming the Company has the cash available to make the distributions), can be paid to existing shareholders. Under the Reorganization Plan, cash dividends required to maintain REIT status would be paid first to holders of certain of the New Debt who convert their notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. The Reorganization Plan also includes certain amendments to the Company's articles of incorporation, anticipated on the effective date of the Reorganization Plan, including an increase in authorized shares from 145 million (consisting of 120 million of common shares and 25 million of preferred shares) to 375 million (consisting of 300 million of common shares and 75 million of preferred shares). These amendments to the articles of incorporation will not be effective until the Reorganization Plan is effective. (See Notes 11 and 12 to the Notes to Consolidated Financial Statements for further discussion regarding the Company's common stock and preferred stock.)

     Reference is made to the Reorganization Plan and Disclosure Statement, previously filed with the Bankruptcy Court (and with the Securities and Exchange Commission (the "SEC") as exhibits to a Current Report on Form 8-K filed on September 22, 2000), for a more detailed description of the financing contemplated to be obtained under the Reorganization Plan from the respective existing creditors including, without limitation, payment terms, restrictive covenants and collateral, and a more detailed description of the treatment of preferred stockholders.

REIT Status and Other Tax Matters

     REIT Status. CRIIMI MAE is required to meet income, asset, ownership and distribution tests to maintain its REIT status. The Company believes that it has satisfied the REIT requirements for all years through, and including, 1999 and 2000, as discussed below. However, there can be no assurance that CRIIMI MAE will maintain its REIT status for 2001 or subsequent years. If the Company fails to maintain its REIT status for any taxable year, it will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, the Company may have insufficient funds to pay any such tax and also may be unable to comply with its obligations under the New Debt.

     As of March 15, 2001, the Company and three of its subsidiaries have jointly elected to treat such three subsidiaries as Taxable REIT Subsidiaries ("TRS") effective January 1, 2001. There are limitations on the activities and asset bases of a TRS, some of which are as follows:

     . The deductible amount of interest paid or accrued by a TRS to its REIT parent is limited under the interest stripping rules. The interest stripping rules are designed to prevent the excessive reduction or elimination of taxable income of a TRS through the use of interest expense from loans made to the TRS by the REIT parent.

     . A 100% excise tax is imposed when a REIT and a TRS engage in certain transactions that do not reflect arm's length amounts. The 100% tax is imposed on redetermined rents, redetermined deductions, and excess interest, subject to certain safe harbors.

     . No more than 20% of a REIT's total assets may be composed of securities of TRSs.

     The Company's 2000 Taxable Loss/Taxable Distribution Requirements

     During 2000, the Company traded in both short and longer duration fixed income securities, primarily subordinated and investment grade CMBS and investment grade residential mortgage backed securities (such securities traded and all other securities of the type described constituting the "Trading Assets"), which, for financial reporting purposes, are classified as Subordinated CMBS and Other MBS on the balance sheet. The Company seeks maximum total return through short term trading, consistent with prudent investment management. Returns from such activities consist primarily of capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, and other arbitrage opportunities.

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

     As a result of its trader election, CRIIMI MAE recognized a mark-to market tax loss on its Trading Assets on January 1, 2000 of approximately $478 million (the "January 2000 Loss"). This does not impact the GAAP financial statements. Such loss is expected to be recognized evenly over four years beginning with the year 2000 (i.e., approximately $120 million per year). The Company expects such loss to be ordinary. Additionally, as a result of its trader election, the Company is required to mark-to-market its Trading Assets on a tax basis at the end of each tax year. Any increase or decrease in the value of the Trading Assets as a result of the year-end mark-to-market requirement will generally result in either a tax gain (if an increase in value) or a tax loss (if a decrease in value). Such tax gains or losses, as well as any realized gains or losses from the disposition of Trading Assets during each year, are also expected to be ordinary gains or losses.

     Since gains and losses associated with trading activities are expected to be ordinary, any gains will generally increase taxable income and any losses will generally decrease taxable income. Since the Company is a REIT which is generally required to distribute 95% of its taxable income to shareholders for years ending on or before December 31, 2000, and 90% for years beginning after 2000, any increases in taxable income from trading activities will generally result in an increase in REIT distribution requirements and any decreases in taxable income from trading activities will generally result in a decrease in REIT distribution requirements (or, if taxable income is reduced to zero, eliminate REIT distribution requirements).

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

     For the year ended December 31, 2000, the Company recognized an unrealized mark-to-market tax gain (or increase) of approximately $50 million on its Trading Assets. Additionally, during the year ended December 31, 2000, realized net gains on Trading Assets were approximately $1.5 million for financial reporting purposes and approximately $12.6 million for tax purposes. As discussed in Note 10 to the Notes to Consolidated Financial Statements, the Company generated a net operating loss of approximately $50 million for the year ended December 31, 2000. As such, the Company's taxable income was reduced to zero and, accordingly, the Company's REIT distribution requirements were eliminated for 2000.

     Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back. If a security is marked down because of an increase in interest rates, rather than from credit losses, such mark-to-market losses may be recovered over time through taxable income. Any recovered mark-to-market losses will generally be recognized as taxable income, although there is expected to be no corresponding increase in cash flow.

     There is no assurance that the Company's position with respect to its election as a trader in securities will not be challenged by the IRS, and, if challenged, will be defended successfully by the Company. As such, there is a risk that the January 2000 Loss will be limited or disallowed, resulting in higher tax basis income and a corresponding increase in REIT distribution requirements.

     If CRIIMI MAE is required to make taxable income distributions to its shareholders to satisfy required REIT distributions, all or a substantial portion of these distributions, if any, are expected to be in the form of non-cash dividends. There is no assurance that such non-cash dividends would satisfy the REIT distribution requirements and, as such, the Company could lose its REIT status or may not be able to satisfy its New Debt obligations.

     It is possible that the Company could experience an "ownership change" within the meaning of Section 382 of the Tax Code. Consequently, its use of net operating losses generated before the ownership change to reduce taxable income after the ownership change may be subject to substantial limitation under
Section 382. Generally, the use of net operating losses in any year is limited to the value of the Company's stock on the date of the ownership change multiplied by the long-term tax exempt rate (published by the IRS) with respect to that date.

     The Company's 1999 Taxable Income. For purposes of REIT distribution requirements, REIT taxable income excludes certain excess noncash income such as original issue discount ("OID"). In determining its federal income tax liability, CRIIMI MAE, as a result of its REIT status, is entitled to deduct from its taxable income dividends paid to its shareholders. Accordingly, to the extent the Company distributes its net income to shareholders, it effectively reduces taxable income, on a dollar-for-dollar basis, and eliminates the "double taxation" that normally occurs when a corporation earns income and distributes that income to shareholders in the form of dividends. Unlike the 95% distribution requirement or 90% for years beginning after 2000, the calculation of the Company's federal income tax liability does not exclude excess noncash income such as OID.

     In determining the Company's taxable income for 1999, distributions declared by the Company on or before September 15, 2000 and actually paid by the Company on or before December 31, 2000 were considered as dividends paid for the year ended December 31, 1999. On September 11, 2000, the Company declared a dividend payable to common shareholders of approximately 3.75 million shares of a new series of preferred stock with a face value of $10 per share (the "Series G Preferred Stock") (see Note 12 to the Notes to Consolidated Financial Statements). The purpose of the dividend was to distribute approximately $37.5 million in undistributed 1999 taxable income. To the extent that it is determined that such amount was not distributed, the Company would bear a corporate level income tax on the undistributed amount to the extent of noncash income. There can be no assurance that the Company's tax liability was eliminated by payment of such Series G Preferred Stock dividend. The Series G Preferred Stock dividend was paid on November 13, 2000 to common shareholders of record as of October 27, 2000. The Series G Preferred Stock dividend was taxable to common shareholder recipients. The Series G Preferred Stock shareholders were permitted to convert their shares of Series G Preferred Stock into common shares during the period from February 21, 2001 through March 6, 2001. During that conversion period, an aggregate 2,496,535 shares of Series G Preferred Stock were converted into 32,547,041 shares of common stock.

     The Company's 1998 Taxable Income. On September 14, 1999, the Company declared a dividend payable to common shareholders of approximately 1.61 million shares of a new series of junior preferred stock with a face value of $10 per share (the "Series F Preferred Stock"). The purpose of the dividend was to distribute approximately $15.7 million in undistributed 1998 taxable income. To the extent that it is determined that such amount was not distributed, the Company would bear a corporate level income tax on the undistributed amount. There can be no assurance that all of the Company's tax liability was eliminated by payment of such Series F Preferred Stock dividend. The Company paid the Series F Preferred Stock dividend on November 5, 1999 to common shareholders of record on October 20, 1999. The Series F Preferred Stock dividend was taxable to common shareholder recipients. The Series F Preferred Stock shareholders were permitted to convert their shares of Series F Preferred Stock into common shares during two separate conversion periods. During these conversion periods, an aggregate 1,020,241 shares of Series F Preferred Stock were converted into 8,798,009 shares of common stock.

     Taxable Mortgage Pool Risks. An entity that constitutes a "taxable mortgage pool" as defined in the Tax Code ("TMP") is treated as a separate corporate level taxpayer for federal income tax purposes. In general, for an entity to be treated as a TMP (i) substantially all of the assets must consist of debt obligations and a majority of those debt obligations must consist of mortgages; (ii) the entity must have more than one class of debt securities outstanding with separate maturities and (iii) the payments on the debt securities must bear a relationship to the payments received from the mortgages. The Company currently owns all of the equity interests in two trusts that constitute TMPs (CBO-1 and CBO-2, collectively the "Trusts"). See "BUSINESS-Resecuritizations" and "BUSINESS-Loan Originations and Securitizations" and Note 5 to the Notes to Consolidated Financial Statements. The statutory provisions and regulations governing the tax treatment of TMPs (the "TMP Rules") provide an exemption for TMPs that constitute "qualified REIT subsidiaries" (that is, entities whose equity interests are wholly owned by a REIT). As a result of this exemption and the fact that the Company owns all of the equity interests in each Trust, the Trusts currently are not required to pay a separate corporate level tax on income they derive from their underlying mortgage assets.

     The Company also owns certain securities structured as bonds (the "Bonds") issued by each of the Trusts. Certain of the Bonds owned by the Company currently serve as collateral (the "Pledged Bonds") for short-term variable rate borrowings used by the Company to finance their initial purchase and are expected to serve as collateral for the New Debt. If the creditors holding the Pledged Bonds were to seize or sell this collateral and the Pledged Bonds were deemed to constitute equity interests (rather than debt) in the Trusts, then the Trusts would no longer qualify for the exemption under the TMP Rules provided for qualified REIT subsidiaries. The Trusts would then be required to pay a corporate level federal income tax. As a result, available funds from the underlying mortgage assets that would ordinarily be used by the Trusts to make payments on certain securities issued by the Trust (including the equity interests and the Pledged Bonds) would instead be applied to tax payments.
Since the equity interests and Bonds owned by the Company are the most subordinated securities and, therefore, would absorb payment shortfalls first, the loss of the exemption under the TMP rules could have a material adverse effect on their value and the payments received thereon.

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

The CMBS Market

     Historically, traditional lenders, including commercial banks, insurance companies and savings and loans have been the primary holders of commercial mortgages. The real estate market of the late 1980s and early 1990s created business and regulatory pressure to reduce the real estate assets held on the books of these institutions. As a result, there has been significant movement of commercial real estate debt from private institutional holders to the public markets. According to Commercial Mortgage Alert, CMBS issuances in the U.S. equaled approximately $48.9 billion in 2000, $58.3 billion in 1999 and $77.7 billion in 1998.

     CMBS are generally created by pooling commercial mortgage loans and directing the cash flow from such mortgage loans to various tranches of securities. The tranches consist of investment grade (AAA to BBB-), non-investment grade (BB+ to CCC) and unrated securities. The first step in the process of creating CMBS is loan origination. Loan origination occurs when a financial institution lends money to a borrower to refinance or to purchase a commercial real estate property, and secures the loan with a mortgage on the property that the borrower owns or purchases. Commercial mortgage loans are typically non-recourse to the borrower. A pool of these commercial real estate-backed mortgage loans is then accumulated, often by a large commercial bank or other financial institution. One or more rating agencies then analyze the loans and the underlying real estate to determine their credit quality. The mortgage loans are then deposited into an entity that is not subject to taxation, often a real estate mortgage investment conduit ("REMIC"). The investment vehicle then issues securities backed by the commercial mortgage loans, CMBS.

     The CMBS are divided into tranches, which are afforded certain priority rights to the cash flow from the underlying mortgage loans. Interest payments typically flow first to the most senior tranche until it receives all of its accrued interest and then to the junior tranches in order of seniority. Principal payments typically flow to the most senior tranche until it is retired. Tranches are then retired in order of seniority, based on available principal. Losses, if any, are generally first applied against the principal balance of the lowest rated or unrated tranche. Losses are then applied in reverse order of seniority. Each tranche is assigned a credit rating by one or more rating agencies based on the agencies' assessment of the likelihood of the tranche receiving its stated payment of principal. The CMBS are then sold to investors through either a public offering or a private placement. The Company has primarily focused on acquiring or retaining non-investment grade and unrated tranches, issued by mortgage conduits, where the Company believed its market knowledge and real estate expertise allowed it to earn attractive risk-adjusted returns.

     At the time of a securitization, one or more entities are appointed as "servicers" for the pool of mortgage loans, and are responsible for performing servicing duties which include collecting payments (master or direct servicing), monitoring performance (loan management) and working out or foreclosing on defaulted loans (special servicing). Each servicer typically receives a fee and other financial incentives based on the type and extent of servicing duties.

     The CMBS market was adversely affected by the turmoil which occurred in the capital markets commencing in late summer of 1998 that caused spreads between CMBS yields and the yields on U.S. Treasury securities with comparable maturities to widen, resulting in a decrease in the value of CMBS. As a result, the creation of new CMBS and the trading of existing CMBS came to a near standstill. In late November 1998, buying and trading activity in the CMBS market began to recover, increasing liquidity in the CMBS market; however, these improvements mostly related to investment grade CMBS. New issuances of CMBS also returned in late November 1998 and continued through 2000 with the issuance of newly created CMBS totaling approximately $48.9 billion and $58.3 billion for 2000 and 1999, respectively. The market for Subordinated CMBS has, however, been slower to recover. It is difficult, if not impossible, to predict when or if the CMBS market and, in particular, the Subordinated CMBS market, will recover to the spring 1998 levels. Even if the market for Subordinated CMBS recovers, the liquidity of such market has historically been limited. Additionally, during adverse market conditions, the liquidity of such market has been severely limited. Therefore, management's estimate of the value of the Company's CMBS could vary significantly from the value that could be realized in a current transaction between a willing buyer and a willing seller in other than a forced sale or liquidation.

Subordinated CMBS Acquisitions

     As of December 31, 2000, the Company's $1.6 billion portfolio of assets included $853 million of Subordinated CMBS (representing approximately 55% of the Company's total consolidated assets).

     CRIIMI MAE Inc. did not acquire any Subordinated CMBS in 2000 or 1999. In 1998, CRIIMI MAE acquired Subordinated CMBS, from offerings which aggregated $13.5 billion. These offerings comprised approximately 17.2% of the total ($58.3 billion face amount according to Commercial Mortgage Alert) CMBS market for 1998. For the year ended December 31, 1998, the Company acquired Subordinated CMBS with an aggregate face amount of approximately $1.2 billion, making the Company a leading purchaser of Subordinated

CMBS in 1998. As of December 31, 2000, approximately 33% of the Company's CMBS (based on fair value) were rated BB+, BB or BB-, 24% were B+, B, B- or CCC and 10% were unrated. The remaining approximately 33% represents investment grade securities that the Company reflects on its balance sheet as a result of CBO-2. See "BUSINESS-Resecuritizations" and "BUSINESS-The Portfolio-CMBS."

     The Company generally acquired Subordinated CMBS in privately negotiated transactions, which allowed it to perform due diligence on a substantial portion of the mortgage loans underlying the Subordinated CMBS as well as the underlying real estate prior to consummating the purchase. In connection with its Subordinated CMBS acquisitions, the Company targeted diversified mortgage loan pools with a mix of property types, geographic locations and borrowers. CRIIMI MAE financed a substantial portion of its Subordinated CMBS acquisitions with short-term, variable-rate financing facilities secured by the Company's CMBS. The Company's business strategy was to periodically refinance a substantial portion of the Subordinated CMBS in its portfolio through a resecuritization of such Subordinated CMBS primarily to attain a better matching of the maturities of its assets and liabilities through the refinancing of short-term, variable-rate, recourse financing with long-term, fixed-rate, non-recourse financing.
See "BUSINESS-Resecuritizations," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and Notes 5 and 8 to the Notes to Consolidated Financial Statements.

     The Company generally enters into interest rate protection agreements to mitigate the adverse effects of a possible rise in short-term interest rates on the interest payments due on its variable-rate financing facilities. The Company follows an investment policy to hedge at least 75% of its variable-rate debt with interest rate protection agreements that limit the cash flow exposure to increases in interest rates beyond a certain level on the amount of interest expense the Company must pay. Interest rate caps provide protection to the Company to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case the Company would receive payments based on the difference between the index and the cap. These payments would serve to reduce the interest payments due under the variable-rate financing facilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes 8 and 9 to the Notes to Consolidated Financial Statements for a further discussion of the Company's short-term, variable-rate secured financing facilities and interest rate protection agreements.

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

     As of December 31, 2000, the Company's total debt was approximately $1.2 billion, of which approximately 54% was fixed-rate, match-funded debt and approximately 46% was short-term, variable-rate or fixed-rate debt that was recourse to the Company and not match-funded. See Note 8 to the Notes to Consolidated Financial Statements regarding the Company's anticipated debt structure after the effective date of the Reorganization Plan. For the year ended December 31, 2000, the Company's weighted average cost of borrowing (including amortization of discounts and deferred financing fees of approximately $8.5 million) was approximately 8.1%. See "BUSINESS-Subordinated CMBS Acquisitions," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes 5, 8 and 9 to the Notes to Consolidated Financial Statements for further information regarding the Company's resecuritizations, short-term, variable-rate secured financings, and interest rate caps.

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

     Also prior to the Petition Date, the Company had originated over $900 million in aggregate principal amount of loans. In June 1998, the Company securitized approximately $496 million of the commercial mortgage loans originated or acquired through a mortgage loan conduit program with Citicorp Real Estate, Inc. ("Citibank") and, through CRIIMI MAE CMBS Corp., issued Commercial Mortgage Loan Trust Certificates, Series 1998-1 ("CMO-IV"). In CMO-IV, CRIIMI MAE sold $397 million face amount of fixed-rate, investment grade CMBS. The Company originally intended to sell all of the investment grade tranches of CMO-IV; however, two investment grade tranches were not sold until 1999. CRIIMI MAE had call rights on each of the issued securities and therefore had not surrendered control of the bonds, thus requiring the transaction to be accounted for as a financing of the mortgage loans collateralizing the investment grade CMBS sold in the securitization. The Company sold its remaining interest in CMO-IV in November 2000. See "MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources" and Notes 5 and 8 to the Notes to Consolidated Financial Statements for additional information regarding this securitization, including the 1999 sales of the two remaining investment grade tranches, the sale of the Company's interest in CMO-IV and certain financial and accounting effects of such sales.

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

     On August 5, 1999, all but three of the commercial loans originated under the Citibank Program were sold in 1999 at a loss to the Company. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes 7 and 9 to the Notes to Consolidated Financial Statements for a further discussion of these commercial loan sales and certain financial and accounting effects of such sales.

     Under the Prudential Program, the Company had an option to pay to Prudential the face value of the loan plus or minus any hedging loss or gain, at the earlier of June 30, 1999, or the date by which a stated quantity of loans for securitization had been made. Under the Prudential Program, the Company was required to fund a reserve account of approximately $2 million for the sole loan originated under this Program. Since CRIIMI MAE was unable to exercise its option under the Prudential Program, the Company forfeited the amount of the reserve account. During the year ended December 31, 1998, the Company recorded an unrealized loss of $2 million for its loss exposure under the Prudential Program. The Company calculated the Prudential loss based upon the assumption that the Company would not exercise its option with Prudential.

Servicing

     CRIIMI MAE conducts its mortgage loan servicing and advisory operations through its affiliate, CMSLP. At the time of the Chapter 11 filing, CMSLP was responsible for certain servicing functions on a mortgage loan portfolio of approximately $32.0 billion. Prior to the Petition Date, CRIIMI MAE increased its mortgage loan servicing and advisory operations primarily through its purchases of Subordinated CMBS by acquiring certain servicing rights for the mortgage loans collateralizing the Subordinated CMBS, as well as providing servicing on the loans originated through the CRIIMI MAE loan origination programs.

     CMSLP was formed under a limited partnership agreement in which CM Management holds the limited partner interest and CRIIMI MAE Services, Inc. ("CMSI") is the general partner. As of December 31, 2000 and 1999, the limited partnership interest and the general partnership interest in CMSLP were 73% and 27%, respectively. Therefore, all servicing activity of CMSLP is reflected in Equity in Earnings (Losses) of Investments on a consolidated basis.

     The Reorganization Plan included the sale of certain CMBS owned by CRIIMI MAE. As a result of these CMBS sales, CMSLP is no longer the special servicer related to such sold CMBS. Due to the nature of its relationship with CRIIMI MAE and CRIIMI MAE Management, Inc., its limited partner, and as a result of the CRIIMI MAE Management, Inc.'s Chapter 11 filing, in 1998 CMSLP was declared in default under certain credit agreements with First Union National Bank. CMSLP has also been under a high degree of scrutiny from servicing rating agencies.
In order to repay all such credit agreement obligations and to increase its liquidity, CMSLP sold to ORIX its master servicing rights on two commercial mortgage pools effective October 1998. CMSLP also sold master servicing rights on two CMBS effective December 2000. In addition, in order to allay rating agency concerns stemming from the CRIIMI MAE Management's Chapter 11 filing, in October 1998, CRIIMI MAE designated ORIX as special servicer on approximately 33 separate CMBS securitizations totaling $29 billion, subject to certain requirements contained in the respective servicing agreements. As of December 31, 2000, ORIX remains the special servicer on 27 of these CMBS securitizations. This decrease is due to the sale in 2000 of six CMBS by CRIIMI MAE in which CRIIMI MAE owned the lowest rated tranche and had named CMSLP as the special servicer. CMSLP currently performs the special servicing as sub-servicer for

ORIX on all but four of the 27 transactions in which CRIIMI MAE has financial interest. The servicing agreements on these four CMBS securitizations do not permit a sub-special servicing agreement in which CRIIMI MAE has a financial interest. The fee due to ORIX for its services performed under this agreement is approximately 33 percent of certain ancillary income. Ancillary income is primarily assumption, modification, and extension fees received by CMSLP.
CRIIMI MAE remains the owner of the lowest rated tranche of the related CMBS and, as such, retains all rights pertaining to ownership, including the right to replace the special servicer.

     The Company is considering the transfer of its limited partnership interest in CMSLP to a new, wholly owned TRS sometime in 2001. The REIT Modernization Act of 1999 allows REITs to own up to 100% of a taxable "C" Corporation as long as the subsidiary makes an election to be treated as a TRS. This law is effective for years beginning after December 31, 2000. A TRS may conduct some types of business that are prohibited to a REIT, and the income from a TRS is not included in the income tests of the parent REIT. The Company is also considering several restructuring options with respect to its interest in CRIIMI MAE Services, Inc. ("CMSI" and CMSLP's general partner) and CMSI's interest in CMSLP.

     CMSLP's principal servicing activities are described below. For a summary and discussion of the financial results of these activities, see
"ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS-Equity in Earnings (Losses) from Investments".

     Special Servicing

     A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When acquiring Subordinated CMBS, CRIIMI MAE typically required that it retain the right to appoint the special servicer for the related mortgage pools. When serving as special servicer of a CMBS pool, CMSLP has the authority to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. CRIIMI MAE believes that because it owns the lowest rated or unrated tranche (first loss position) of the Subordinated CMBS, CMSLP has an incentive to quickly resolve any loan workouts. As of December 31, 2000, CMSLP was designated as the special servicer (or sub-special servicer) for approximately 3,444 commercial mortgage loans, representing an aggregate principal amount of approximately $19 billion, or 95% of its servicing portfolio. See "The Portfolio-CMBS" and Note 5 to the Notes to Consolidated Financial Statements regarding mortgage loans included in the special servicing portfolio.

     As of December 31, 2000, CMSLP had a special servicer rating of "CSS2" from Fitch IBCA and had received indication from Moody's that CMSLP would be approved on a transactional basis. However, CMSLP lost an "acceptable" special servicer rating by Standard & Poor's ("S&P") in October 1998 as a result of the Chapter 11 filing of CRIIMI MAE.

     Master Servicing

     A master servicer typically provides administrative and reporting services to the trustee with respect to a particular issuance of CMBS. Mortgage loans underlying CMBS generally are serviced by a number of primary servicers. Under most master servicing arrangements, the primary servicers retain primary responsibility for administering the mortgage loans and the master servicer acts as an intermediary in overseeing the work of the primary servicers, monitoring their compliance with the standards of the issuer of the related CMBS and consolidating the servicers' respective periodic accounting reports for transmission to the trustee. When acting as master servicer of a CMBS pool, CMSLP has greater control over the mortgage assets underlying its Subordinated CMBS, including the authority to (i) collect monthly principal and interest payments (either from a direct servicer or directly from borrowers) on loans comprising a CMBS pool and remit such amounts to the pool trustee, (ii) oversee the performance of sub-servicers and (iii) report to trustees. As master servicer, CMSLP is usually paid a fee and can earn float income on the deposits it holds. In addition to this fee and float income, the master servicer typically has more direct and regular contact with borrowers than the special servicer. As of December 31, 2000, CMSLP remained master servicer on one CMBS portfolio representing commercial mortgage loans with an aggregate principal amount of approximately $768 million.

     As of December 31, 2000, CMSLP had a master servicer rating of "CMS3" from Fitch IBCA and had received indication from Moody's that CMSLP would be approved on a transactional basis. CMSLP lost an acceptable master servicer rating from S&P in October 1998 as a result of the Chapter 11 filing of CRIIMI MAE.

     Direct (or Primary) Servicing

     Direct (or primary) servicers typically perform certain functions for the master servicer. Direct serviced loans are those loans for which CMSLP collects loan payments directly from the borrower (including tax and insurance escrows and replacement reserves). The loan payments are remitted to the master servicer for the loan (which may be the same entity as the direct servicer), usually on a fixed date each month. The direct servicer is usually paid a fee to perform these services, and is eligible to earn float income on the deposits held. In addition to this fee and float income, the direct servicer, like the master servicer, typically has more direct and regular contact with borrowers than the special servicer. As of December 31, 2000, CMSLP was designated direct servicer for approximately 316 commercial mortgage loans, representing an aggregate principal amount of approximately $1.6 billion. This number of loans excludes loans that are both direct and master serviced by CMSLP, which are included in the master servicing figures above. As of December 31, 2000, CMSLP had a primary servicer rating of "CPS3" from Fitch IBCA and had received indication from Moody's that CMSLP would be approved on a transactional basis. CMSLP lost an acceptable primary servicer rating from S&P in October 1998 as a result of the Chapter 11 filing of CRIIMI MAE.

     Loan Management

     In certain cases, CMSLP acts as loan manager and monitors the ongoing performance of properties securing the mortgage loans underlying its Subordinated CMBS portfolio by continuously reviewing the property level operating data and regular site inspections. For approximately half of these loans, CMSLP performs these duties on a contractual basis; for the remaining loans, as part of its routine asset monitoring process, it reviews the analyses performed by other servicers. This allows CMSLP to identify and resolve potential issues that could result in losses. As of December 31, 2000, CMSLP served as contractual loan manager for approximately 1,737 commercial mortgage loans representing an aggregate principal amount of approximately $8.2 billion. As of December 31, 2000, CMSLP reviewed analyses performed by other servicers for approximately 1,731 commercial mortgage loans, representing an aggregate principal amount of $11.1 billion.

Underwriting Procedures

     CRIIMI MAE believes that its experience in underwriting has enabled it to properly manage certain of the risks associated with mortgage loans underlying acquired Subordinated CMBS. Since the Company generally acquired CMBS through privately negotiated transactions and originated commercial mortgage loans through its regional offices, it was able to perform extensive due diligence on a majority of the mortgage loans as well as the underlying real estate prior to consummating any purchase or origination. The Company underwrote every loan it originated and re-underwrote a substantial portion of the loans underlying the Subordinated CMBS it acquired. Furthermore, the Company's credit committee, composed of members of senior management, reviewed originated loans and Subordinated CMBS acquisitions.

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

Employees

     As of March 15, 2001, the Company had 37 employees, and CMSLP had 101 employees.

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

     In addition, to ensure the Company's continued retention of its executives and other employees and to provide meaningful incentives for these employees to work toward the Company's financial recovery and reorganization, the Company's management and Board of Directors developed a comprehensive and integrated program to retain its executives and other employees throughout the reorganization. On December 18, 1998, the Company obtained Bankruptcy Court approval to adopt and implement an employee retention program (the "Employee Retention Plan") with respect to all employees of the Company other than certain key executives. On February 28, 1999, the Company received Bankruptcy Court approval authorizing it to extend the Employee Retention Plan to the key executives initially excluded, including modifying existing employment agreements and entering into new employment agreements with such key executives. The Employee Retention Plan permitted the Company to approve ordinary course employee salary increases beginning in March 1999, subject to certain limitations, and to grant options to its employees after the Petition Date, up to certain limits. The Employee Retention Plan also provided for retention payments aggregating up to approximately $3.5 million, including payments to certain executives. Retention payments were payable semiannually over a two-year period. The first retention payment of approximately $909,000 vested on April 5, 1999, and was paid on April 15, 1999. The second retention payment of approximately $865,000 vested on October 5, 1999 and was paid on October 15, 1999. The third retention payment of approximately $653,000 vested on April 5, 2000, and was paid on April 14, 2000. The fourth and final retention payment of approximately $639,000 vested on October 5, 2000, $367,000 of which was paid on October 13, 2000 and the final payment was made on January 31, 2001. William B. Dockser, Chairman of the Board of Directors, and H. William Willoughby, President and Secretary, did not receive any retention payments. Subject to the terms of their respective employment agreements, certain key executives will be entitled to severance benefits if they resign or their employment is terminated following a change of control. For a discussion of the Employee Retention Plan as it related to named key executives of the Company, see "EXECUTIVE COMPENSATION-Employment Agreements."

The Portfolio

CMBS

     As of December 31, 2000, the Company owned, for purposes of generally accepted accounting principles ("GAAP"), CMBS rated from A to CCC and unrated with a total fair value amount of approximately $853 million (representing approximately 55% of the Company's total consolidated assets), an aggregate amortized cost of approximately $850 million, and an aggregate face amount of approximately $1.6 billion. Such CMBS represent investments in CBO-1, CBO-2 and Nomura Securities Corp. Series 1998-D6 (Nomura). The weighted average pass through interest rate of these CMBS as of December 31, 2000 was 6.9% and the weighted average life was 13 years.

     The Company's unrated bonds from CBO-1, CBO-2 and Nomura, respectively, experienced cumulative principal write-downs due to realized losses related to certain underlying mortgage loans, from inception through March 31, 2001, of approximately $4.0 million, $4.7 million and $0, respectively. Of the $20 billion and $20.2 billion, respectively, of underlying mortgage loans as of March 31, 2001 and December 31, 2000, $443.5 million and $310.6 million, respectively, were included in special servicing. For additional information regarding the Company's CMBS portfolio and the performance of the underlying mortgage loans, refer to Note 5 to the Notes to Consolidated Financial Statements.

Insured Mortgage Securities

     As of December 31, 2000 and 1999, the Company had $385.8 million (representing approximately 25% of the Company's total consolidated assets) and $394.9 million (at fair value), respectively, invested in mortgage securities, consisting of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, as well as Freddie Mac participation certificates that are collateralized by GNMA Mortgage-Backed Securities. As of December 31, 2000, approximately 16% of CRIIMI MAE's investment in mortgage securities were FHA-Insured Certificates and 84% were GNMA Mortgage-Backed Securities (including certificates that collateralize Freddie Mac participation certificates). See Notes 3 and 6 to the Notes to Consolidated Financial Statements for further discussion.

Equity Investments

     As of December 31, 2000 and 1999, the Company had approximately $33.8 million and $34.9 million, respectively, in investments accounted for under the equity method of accounting. Included in equity investments are (a) the general partnership interests (2.9% to 4.9% ownership interests) in American Insured Mortgage Investors, American Insured Mortgage Investors-Series 85, L.P., American Insured Mortgage Investors L.P.-Series 86 and American Insured Mortgage Investors L.P.-Series 88 (collectively the "AIM Funds"), owned by CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, (b) a 20% limited partnership interest in the adviser to the AIM Funds, 50% of which is owned by CRIIMI MAE and 50% of which is owned by CM Management, (c) CRIIMI MAE's interest in CRIIMI MAE Services, Inc., and (d) CRIIMI MAE's interest in CMSLP. See Note 3 to the Notes to Consolidated Financial Statements for further discussion.

Investment in Originated Loans

     As of December 31, 2000 and 1999, the Company had $0 and $470.2 million
(at amortized cost), respectively, invested in commercial mortgage loans primarily originated through the Company's mortgage loan conduit programs and subsequently securitized in CMO-IV. The loans were sold as of November 6, 2000 and as such are no longer on the balance sheet. See "BUSINESS-Loan Originations and Securitizations" and Notes 3 and 7 to the Notes to Consolidated Financial Statements for further discussion.

Risk Factors

     The risk factors enumerated below (other than "Risks Relating to the Necessary New Debt"), generally assume consummation of the Reorganization Plan.

     Risks Relating to the Necessary New Debt

     Consummation of the Reorganization Plan is conditioned upon, among other matters, the Company obtaining the New Debt. Although the Company has agreed to terms with respect to the New Debt and is currently finalizing definitive documentation for the New Debt, there can be no assurance that the Company will obtain the New Debt and, if obtained, be able to satisfy all terms and conditions of the New Debt.

     Substantial Indebtedness; Leverage

     The Company is now highly leveraged and will continue to be highly leveraged after giving effect to the Reorganization Plan. As of December 31, 2000, the Company's total consolidated indebtedness was $1.2 billion, (of which $559 million was recourse debt to the Company (i.e. not match-funded debt)). As of December 31, 2000, the Company's stockholders' equity was $268 million. See "MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS" and the Consolidated Financial Statements of the Company and the accompanying notes thereto.

     Assuming the Reorganization Plan becomes effective, there can be no assurance that the Company will have sufficient cash resources to pay interest, scheduled principal and any other required payments on its outstanding indebtedness for any specified period of time. If the Reorganization Plan is consummated, the Company's ability to meet its debt service obligations will depend on a number of factors, including management's ability to maintain cash flow (which is impacted by, among other things, the credit performance of the underlying mortgage loans) and to generate capital internally from operating and investing activities and expected reductions in REIT distribution requirements to shareholders due to expected net operating losses for tax purposes, in each case consistent with the terms agreed to with Merrill and GACC and the Unsecured Creditors' Committee as set forth in the Reorganization Plan. There can be no assurance that targeted levels of cash flow will actually be achieved, that reductions in REIT distribution requirements will be realized, or that, if required, new capital will be available to the Company. The Company's ability to maintain or increase cash flow and access new capital will depend upon, among other things, interest rates, prevailing economic conditions and other factors, many of which are beyond the control of the Company.

     The Company's high level of debt limits its ability to obtain additional capital, reduces income available for distributions, restricts the Company's ability to react quickly to changes in its business and makes the Company more vulnerable to economic downturns. In addition, the agreements governing the New Debt may impose significant operating and financial restrictions on the Company. See Note 1 and Note 8 to the Notes to Consolidated Financial Statements.

     Borrowing Risks

     A substantial portion of the Company's borrowings is, and is expected to continue to be, in the form of collateralized borrowings. The terms of the New Debt contemplated to be provided by Merrill and GACC will be collateralized by first-priority liens and security interests in certain assets, and will be subject to a number of terms, conditions and restrictions including, without limitation, scheduled principal and interest payments, accelerated principal payments and restrictions and requirements with respect to the collection, management, use and application of funds. Certain events, including, without limitation, the failure to satisfy certain payment obligations will result in further restrictions on the ability of the Company to take certain actions including, without limitation, to pay cash dividends to preferred or common shareholders. The unsecured creditor New Debt will be collateralized by first or second priority liens or security interests in certain assets or proceeds, and will be subject to a number of terms, conditions and restrictions including, without limitation, scheduled principal and interest payments, and restrictions and requirements with respect to the use of funds.

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

     Limited Protection from Hedging Transactions

     To minimize the risk of interest rate increases on interest expense as it relates to its short-term, variable-rate debt, the Company follows a policy to hedge at least 75% of the principal amount of its variable-rate debt with interest rate protection agreements in order to provide a ceiling on the amount of interest expense payable by the Company. As of December 31, 2000, 93% of the Company's outstanding variable-rate debt was hedged with interest rate protection agreements that partially limit the impact of rising interest rates above a certain defined threshold, or strike price. When these interest rate protection agreements expire, the Company will have increased interest rate risk unless it is able to enter into replacement interest rate protection agreements. As of December 31, 2000, the weighted average remaining term for the interest rate protection agreements was approximately four months with a weighted average strike price of 6.67%. The highest rate for one-month LIBOR during 2000 was 6.80%. In February 2001, the Company purchased a 2-year, 1-month LIBOR indexed, amortizing interest cap with an original notional amount of $200 million and a strike price of 5.25%, which was purchased to hedge the variable rate Merrill/GACC anticipated New Debt. There can be no assurance that the Company will be able to maintain interest rate protection agreements to meet its hedge policy on satisfactory terms or to adequately protect against rising interest rates on the Company's debt. During 2000 and 1999, the Company did not hedge against interest rate risks, including increases in interest rate spreads and increases in Treasury rates, which adversely affect the value of its CMBS. Moreover, hedging involves risk and typically involves costs, including transaction costs. Such costs increase dramatically as the period covered by the hedging increases and during periods of rising and volatile interest rates. The Company expects to increase its hedging activity in connection with the Merrill/GACC New Debt and, thus, increase its hedging costs during such periods.

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

     The Company's Subordinated CMBS can change in value due to a number of economic factors. These factors include changes in the underlying real estate, fluctuations in Treasury rates, and supply/demand mismatches which are reflected in CMBS pricing spreads. For instance, changes in the credit quality of the properties securing the underlying mortgage loans can result in interest payment shortfalls, to the extent there are mortgage payment delinquencies, and principal losses, to the extent that there are payment defaults and the amounts are not fully recovered. These losses may result in a permanent decline in the value of the CMBS, and the losses may change the Company's anticipated yield to maturity if the losses are in excess of those previously estimated. CMBS are priced at a spread above the current Treasury security with a maturity that most closely matches the CMBS' weighted average life. The value of CMBS can be affected by changes in Treasury rates, as well as changes in the spread between such CMBS and the Treasury security with a comparable maturity. For example, the spread to Treasury of a CMBS may have increased from 400 basis points to 500 basis points. If the Treasury security with a comparable maturity had a constant yield of 5% then, in this example, the yield on the CMBS would have changed from 9% to

10% and accordingly, the value of such CMBS would have declined. Generally, increases and decreases in both Treasury rates or spreads will result in temporary changes in the value of the Subordinated CMBS assuming that the Company has the ability and intent to hold its CMBS investments until maturity. However, such temporary changes in the value of Subordinated CMBS become permanent changes realized through the income statement when the Company no longer intends or fails to have the ability to hold such Subordinated CMBS to maturity or expected credit losses are greater than originally anticipated. The Company has historically been unable to obtain financing at the time of acquisition that matches the maturity of the related investments, resulting in a periodic need to obtain short-term financing secured by the Company's CMBS. The inability to refinance this short-term floating-rate financing with long-term fixed-rate financing or a decline in the value of the collateral securing such short-term floating-rate indebtedness could result in a situation where the Company is required to sell CMBS or provide additional collateral, which could have, and has had, an adverse effect on the Company and its financial position and results of operations. The Company's ability to borrow amounts in the future may be impacted by, among other things, the credit performance of the underlying pools of commercial mortgage loans, and other factors affecting the Subordinated CMBS that it owns. (See Note 5 to the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding the performance of the underlying commercial mortgage loans.)

     Limited Liquidity of Subordinated CMBS Market

     There is currently no active secondary trading market for Subordinated CMBS. This limited liquidity results in uncertainty in the valuation of the Company's portfolio of Subordinated CMBS. In addition, even if the market for Subordinated CMBS recovers, the liquidity of such market has historically been limited; and furthermore, during adverse market conditions the liquidity of such market has been severely limited, which would impair the amount the Company could realize if it were required to sell a portion of its Subordinated CMBS.

     Effect of Economic Slowdown and/or Recession on Losses and Defaults

     Economic slowdown and/or recession has resulted in defaults on and may continue to increase the risk of further defaults on commercial mortgage loans and correspondingly increase losses and the risk of further losses on the Subordinated CMBS backed by such loans. An economic recession may also cause the values of commercial real estate securing the outstanding mortgage loans to decline, weakening collateral coverage and increasing the possibility of losses in the event of a default. In addition, an economic recession may cause reduced demand for commercial mortgage real estate securing the mortgage loans (See Note 5 to the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding the performance of the underlying commercial loans).

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

     While the Company may resume more significant Subordinated CMBS acquisitions and, possibly, its mortgage origination and securitization programs at some time in the future based on the Company's ability to access capital, prevailing industry conditions and the general business climate, and subject to all applicable restrictions contained in financing agreements, there can be no assurance of such resumption. All decisions concerning resumption of business activities will be made by the Board of Directors of the Company, as determined to be in the best interests of the Company. Consequently, there can be no certainty as to the business decisions that will be made by the Board of Directors of the Company. Failure to resume Subordinated CMBS acquisitions, mortgage originations and/or securitizations could adversely impact the Company's results of operations.

     Shape of the Yield Curve Adversely Affects Income

     The relationship between short-term and long-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than long-term interest rates. If short-term interest rates rise disproportionately relative to long-term interest rates (a flattening of the yield curve), the borrowing costs of the Company may increase more rapidly than the interest income earned on its assets. Because borrowings will likely bear interest at short-term rates (such as LIBOR) and CMBS will likely bear interest at medium-term to long-term rates (such as those calculated based on the Ten-Year U.S. Treasury Rate), a flattening of the yield curve will tend to decrease the Company's net income, assuming the Company's short-term borrowing rates bear a strong relationship to short-term Treasury rates. Additionally, to the extent cash flows from long-term assets are reinvested in other long-term assets, the spread between the coupon rates of long-term assets and short-term borrowing rates may decline and also may tend to decrease the net income and mark-to-market value of the Company's net assets. It is also possible that short-term interest rates may adjust relative to long-term interest rates such that the level of short-term rates exceeds the level of long-term rates (a yield curve inversion). In this case, as well as in a flat or slightly positively sloped yield curve environment, borrowing costs could exceed the interest income and operating losses would be incurred.

     Phantom Income May Result in Tax Liability

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

     Effect of Rate Compression on Market Price of Stock

     The Company's actual earnings performance as well as the market's perception of the Company's ability to achieve earnings growth may affect the market price of the Company's common stock. In the Company's case, the level of earnings (or losses) depends to a significant extent upon the width and direction of the spread between the net yield received by the Company on its income-earning assets (principally, the long term, fixed-rate assets comprising its CMBS portfolio) and its floating rate cost of borrowing. In periods of narrowing or compressing spreads, the resulting pressure on the Company's earnings may adversely affect the market value of its common stock. Spread compression can occur in high or low interest rate environments and typically results when net yield on the long term assets adjusts less frequently than the current rate on debt used to finance their purchase. For example, if the Company relies on short term, floating rate borrowings to finance the purchase of long term fixed-rate CMBS assets, the Company may experience rate compression, and a resulting diminution of earnings, if the interest rate on the debt increases while the coupon and yield measure for the financed CMBS remain constant. In such an event, the market price of the common stock may decline to reflect the actual or perceived decrease in value of the Company resulting from the spread compression. In an effort to mitigate this risk, the Company as a matter of policy generally hedges at least 75% of the principal amount of its variable-rate debt with interest-rate protection agreements to protect interest cash flow against a significant rise in interest rates.

     Risk of NYSE Delisting

     On January 11, 2001, the Company received written notice from the New York Stock Exchange that it was "below criteria" for continued listing on the Exchange because the average closing price of its common stock was less than $1 over a consecutive thirty (30) trading-day period. The Company has six (6) months from January 11,

2001 to raise its common stock price above the $1 level and the failure of the common stock to average $1 over the 30 trading days preceding the expiration of the six (6) month cure period will result in commencement of suspension and delisting procedures.

     Risks of Loss of REIT Status and Other Tax Matters

     See "BUSINESS-Chapter 11 Filing and REIT Status and Other Tax Matters" for a discussion.

     Risks Associated with Trader Election

     On March 15, 2000, the Company determined to elect mark-to-market treatment as a securities trader for 2000. See "BUSINESS-Risk of Loss of REIT Status and Other Tax Matters" for further discussion. There is no assurance, however, that the Company's election will not be challenged on the ground that it is not in fact a trader in securities, or that the Company is only a trader with respect to some, but not all, of its securities. As such, there is a risk that the Company will be limited in its ability to recognize certain losses if it is not able to mark-to-market its securities.

     The election to be treated as a trader will result in net operating losses ("NOLs") that generally may be carried forward for 20 years. The Company believes it is possible it could experience an "ownership change" within the meaning of Section 382 of the Code. Consequently, its use of NOLs generated before the ownership change to reduce taxable income after the ownership change may be subject to limitation under Section 382. Generally, the use of NOLs in any year is limited to the value of the Company's stock on the date of the ownership change multiplied by the long-term tax exempt rate (published by the IRS) with respect to that date.

     For the year 2000 and subsequent years, taxable income (loss) is, and will likely be, different from the net income (loss) as calculated according to GAAP as a result of, among other things, differing treatment of the unrealized gains and losses on securities transactions as well as other timing differences. For the Company's tax purposes, unrealized gains (losses) will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income (loss) for the year.

     Failure to Manage Mismatch Between Long-Term Assets and Short-Term Funding

     The Company's operating results will depend in large part on differences between the income from its CMBS and its borrowing costs. If the Company resumes the acquisition of Subordinated CMBS, the Company intends to fund a significant portion of its CMBS with borrowings having interest rates (i.e., borrowing rates) that reset more frequently, usually monthly or quarterly. If interest rates rise, borrowing rates (and borrowing costs) of the Company are expected to rise more quickly that coupon rates (and investment income) on the Company's CMBS. This would decrease both the Company's net income, potentially resulting in a net loss, and the mark-to-market value of the Company's net assets, and would be expected to decrease the market price of the Company's common stock and to slow future acquisitions of assets. Although the Company intends to invest primarily in fixed-rate CMBS, the Company also may own adjustable rate CMBS. The coupon rates of adjustable rate CMBS normally fluctuate with reference to specific rate indices. The Company may fund these adjustable rate CMBS with borrowings having borrowing rates which reset monthly or quarterly. To the extent that there is a difference between (i) the interest rate index used to determine the coupon rate of the adjustable rate CMBS (asset index) and (ii) the interest rate index used to determine the borrowing rate for the Company's related financing (borrowing index), the Company will bear a "basis" interest rate risk. Typically, if the borrowing index rises more than the asset index, the net income of the Company would be decreased all other things being constant. Additionally, the Company's adjustable rate CMBS may be subject to periodic rate adjustment limitations and periodic and lifetime rate caps which limit the amount that the coupon rate can change during any given period. No assurance can be given as to the amount or timing of changes in interest rates or their effect on the Company's CMBS, their valuation or income derived therefrom. During periods of changing interest rates, coupon rate and borrowing rate mismatches could negatively impact the Company's net income, distributions and the market price of the common stock.

     Competition

     If the Company resumes the acquisition of Subordinated CMBS following its reorganization, the Company would compete with mortgage REITs, specialty finance companies, banks, hedge funds, investment banking firms, other lenders, and other entities purchasing Subordinated CMBS. Many of the Company's competitors for Subordinated CMBS may have greater access to capital and other resources (or the ability to obtain capital at a lower cost) and may have other advantages over the Company.

     There can be no assurance that the Company would be able to obtain financing at borrowing rates below the asset yields of its Subordinated CMBS.
In such event, the Company may incur losses or may be forced to further reduce the size of its Subordinated CMBS portfolio. The Company would face competition for financing sources which may limit the availability of, and affect the cost of, funds to the Company.

     Taxable Mortgage Pool Risks

     See "BUSINESS-Chapter 11 Filing and REIT Status and Other Tax Matters" for a discussion.

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

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that [certain] of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of December 31, 2000, the Company believes that it was in compliance with the 55% Requirement. In the fourth quarter of 2000, the Company fell below the 25% Requirement in a transient manner by approximately one half of one percent due to accumulated cash required to be retained while the Company is in Chapter 11. The Company's retention of cash in this regard was incidental to its approved Reorganization Plan and the effectuation thereof. Upon distributions of cash on the effective date of the Reorganization Plan, expected to be April 17, 2001, to holders of allowed claims entitled to receive cash, the Company believes it will exceed the 25% Requirement.

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

     Further, if the Company were deemed an unregistered investment company, the Company could be subject to monetary penalties and injunctive relief. The Company would be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period the Company was deemed an unregistered investment company, unless the court found under the circumstances enforcement (or denial of rescission) would produce a more equitable result than nonenforcement (or grant of rescission) and would not be inconsistent with the Investment Company Act. In addition, as a result of the Company's Chapter 11 filing, the Company is limited in possible actions it may take in response to any need to modify its business plan in order to register as an investment company, or avoid the need to register. Certain dispositions or acquisitions of assets would require Bankruptcy Court approval. Also, any forced sale of assets that occurs after the bankruptcy stay is lifted would change the Company's asset mix, potentially resulting in the need to register as an investment company under the Investment Company Act or take further steps to change the asset mix. Any such results would be likely to have a material adverse effect on the Company.

     Pending Litigation

     The Company is involved in certain material litigation. See "Item 3-LEGAL PROCEEDINGS" for descriptions of such litigation and other legal proceedings.


ITEM 2.   PROPERTIES

     CRIIMI MAE leases its corporate offices at 11200 Rockville Pike, Rockville, Maryland. As of March 15, 2001, these offices occupy approximately 68,500 square feet.


ITEM 3.   LEGAL PROCEEDINGS

Bankruptcy Proceedings

     On the Petition Date, the Debtors each filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. These cases are being jointly administered for procedural purposes. None of the cases has been substantively consolidated. Under the Bankruptcy Code, the Debtors are authorized to manage their respective affairs and operate their business as debtors-in-possession while they attempt to confirm and consummate their plan of reorganization that will restructure their financial affairs and allow them to emerge from bankruptcy. As a debtor-in-possession under the Bankruptcy Code, no Debtor may engage in any transaction outside the ordinary course of business without the approval of the Bankruptcy Court. The following discussion describes certain aspects of the Chapter 11 cases of the Debtors (the "Chapter 11 Cases"), but it is not intended to be a complete summary.

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

     As noted above, the Debtors are authorized to manage their respective properties and operate their respective businesses pursuant to the Bankruptcy Code. During the course of the Chapter 11 Cases, the Debtors will be subject to the jurisdiction and supervision of the Bankruptcy Court. The United States Trustee appointed (i) the Unsecured Creditors' Committee, (ii) the Official Committee of Unsecured Creditors in the CM Management Chapter 11 Case (the "CMM Creditors' Committee") and (iii) the CMI Equity Committee (collectively, the "Committees"). The Committees participated in the formation of the Reorganization Plan. The Debtors are required to pay certain expenses of the Committees, including professional fees, to the extent allowed by the Bankruptcy Court.

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

     The Debtors' initial exclusivity period to file a plan of reorganization ended on February 2, 1999. The Bankruptcy Court extended this period through August 2, 1999 and again through September 10, 1999. The Debtors sought a third extension of exclusivity through November 10, 1999 and on September 20, 1999, the Bankruptcy Court entered an order (i) extending the Debtors' right to file a plan of reorganization through October 16, 1999, (ii) providing the Unsecured Creditors' Committee and the CMI Equity Committee the right to jointly file a plan of reorganization through October 16, 1999 and (iii) providing that any party in interest may file a plan of reorganization after October 16, 1999. The Debtors filed (i) a Joint Plan of Reorganization on September 22, 1999, (ii) an Amended Joint Plan of Reorganization and proposed Joint Disclosure Statement on December 23, 1999, (iii) a Second Amended Joint Plan of Reorganization and proposed Amended Joint Disclosure Statement on March 31, 2000, and (iv) a Third Amended Joint Plan of Reorganization and proposed Second Amended Joint Disclosure Statement with respect thereto on April 25, 2000, which plan and disclosure statement were amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14, 21, August 18, and November 22, 2000. The Debtors' Third Amended Joint Plan of Reorganization is fully supported by the CMI Equity Committee, which was a co-proponent of the Reorganization Plan. Subject to the completion of mutually acceptable Unsecured Creditor Debt Documentation, the Unsecured Creditors' Committee has agreed to support confirmation of the Debtors' Reorganization Plan.

     On December 20, 1999, the Unsecured Creditors' Committee filed its own plan of reorganization and proposed disclosure statement with the Bankruptcy Court. On January 11, 2000 and on February 11, 2000, the Unsecured Creditors' Committee filed its first and second amended plans of reorganization, respectively, with the Bankruptcy Court and its amended proposed disclosure statements with respect thereto. However, as a result of the successful negotiations, the Unsecured Creditors' Committee supported confirmation of the Debtors' Reorganization Plan and asked the Bankruptcy Court to defer consideration of its plan pending approval of the Debtors' Reorganization Plan and the completion of mutually acceptable Unsecured Creditor Debt Documentation. Accordingly, the Debtors, the CMI Equity Committee and the Unsecured Creditors' Committee together presented the Debtors' Reorganization Plan for approval by all holders of claims and interests in impaired classes.

     The Bankruptcy Court held a hearing on April 25, 2000 on the proposed Disclosure Statement. During that hearing, the bankruptcy judge requested the filing of additional legal briefs by May 9, 2000 on two issues raised at the hearing. The issues raised related to an objection to the proposed Disclosure Statement filed by Salomon Smith Barney Inc./Citicorp Securities, Inc. and Citicorp Real Estate, Inc. (together "Citigroup"). On July 12, 2000, the Bankruptcy Court entered an order overruling the objections raised by Citigroup as set forth in the Memorandum Opinion and Order filed and entered on that date by the Bankruptcy Court. The Citigroup objections were the only objections to the proposed Disclosure Statement pending before the Bankruptcy Court. On July 21, 2000, CRIIMI MAE and Citigroup reached a settlement regarding the treatment of Citigroup's claims under the Plan. This accord resolved Citigroup's objections to the proposed Disclosure Statement and resulted in the dismissal of all outstanding litigation between the parties.

     The Bankruptcy Court scheduled a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and equity security holders in connection with the Reorganization Plan. On August 24, 2000, the Bankruptcy Court entered an order approving the proposed Disclosure Statement and other proposed solicitation materials. The Bankruptcy Court scheduled a confirmation hearing on the Reorganization Plan for November 15, 2000 and set September 5, 2000 as the voting record date for determining the holders of common stock, preferred stock, 9 1/8% senior notes and general unsecured creditors entitled to vote to accept or reject the Reorganization Plan. The Company distributed copies of the Reorganization Plan, the Disclosure Statement and other solicitation materials, including ballots during the week of September 10, 2000 to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. All impaired classes which voted on the Reorganization Plan voted overwhelmingly to accept the Reorganization Plan.

     On November 22, 2000, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Reorganization Plan before it. To confirm a plan, the Bankruptcy Court is required to find among other things: (i) with respect to each class of impaired creditors and equity security holders, that each holder of a claim or interest of such class either (a) will, pursuant to the plan, receive or retain property of a value as of the effective date of the Reorganization Plan, that is at least as much as such holder would have received in a liquidation on such date of the Debtors or (b) has accepted the plan, (ii) with respect to each class of claims or equity security holders, that such class has accepted the Reorganization Plan or is not impaired under the plan, and
(iii) confirmation of the Reorganization Plan is not likely to be followed by the liquidation or need for further financial reorganization of the Debtors or any successor unless such liquidation or reorganization is proposed in the Reorganization Plan. The Confirmation Order stated that the effective date of the Reorganization Plan shall occur no later than March 15, 2001 or such later date as may be (i) agreed to by the Debtors, Merrill Lynch, GACC, the Unsecured Creditors' Committee, the CMM Creditors' Committee and the CMI Equity Committee and approved by the Bankruptcy Court, or (ii) extended by further order of the Bankruptcy Court upon notice and a hearing (each party reserving its right to support or oppose any such extension).

     On March 9, 2001, the Bankruptcy Court, after notice and a hearing, approved an extension of the effective date of the Reorganization Plan to April 13, 2001, and on April 13, 2001, the Bankruptcy Court approved a further extension of the effective date of the Reorganization Plan until April 17, 2001. The Company expects to sign all remaining closing documents, disburse funds, and consummate the effective date by April 17, 2001. However, there can be no assurance that the Company will emerge by such date.

Bankruptcy Related Litigation

     The following is a summary of material litigation matters between the Company and certain of its secured creditors since the Petition Date. The Company has reached agreement with all but one creditor, as set forth in greater specificity below.

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

     On December 4, 1998, the Bankruptcy Court approved a consent order entered into between the Company and Merrill Lynch. Among other things, pursuant to the consent order, the pending litigation with Merrill Lynch was dismissed without prejudice. The consent order also preserved the portfolio of CMBS pledged as collateral to Merrill Lynch and provided for the Company to receive distributions of 50 percent of the monthly cash flow from those CMBS net of interest payable to Merrill Lynch (the "Company's Distribution Share"). The 50 percent of distributions received by Merrill Lynch is to be applied to reduce principal. Such arrangement will remain in effect until the earlier of a further order of the Bankruptcy Court affecting the arrangement or the effective date of the Reorganization Plan.

     On September 7, 1999, the Company filed a Motion to Approve Stipulation and Consent Order Providing for Adequate Protection. On or about September 27, 1999, the Unsecured Creditors' Committee and the CMI Equity Committee filed a joint objection to the Motion. On December 3, 1999, the Bankruptcy Court entered the Stipulation and Consent Order Providing For Adequate Protection (the "Adequate Protection Order"), certain provisions of which were effective retroactively. Pursuant to the Adequate Protection Order, a segregated interest bearing debtor-in-possession account was created (the "Cash Collateral Account") into which the Company's Distribution Share was deposited during the months of August through December 1999. An additional 50 percent of the Company's Distribution Share has been deposited into such account since January and absent a further ruling by the Bankruptcy Court, or the occurrence of certain market events detailed in the Adequate Protection Order, will continue to be deposited into such account through the effective date of the Reorganization Plan. The Adequate Protection Order provides Merrill Lynch with a first priority lien on the Cash Collateral Account. (See Note 1 to the Notes to Consolidated Financial Statements for information with respect to the New Debt anticipated to be provided by affiliates of Merrill Lynch and GACC pursuant to the Reorganization Plan.)

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

     On March 11, 1999, the Company finalized agreements with Citicorp and Citibank, pursuant to which the parties agreed to adjourn the pending litigation for a four-month period. The Bankruptcy Court agreed to a request by CRIIMI MAE, Citibank, and the Unsecured Creditors' Committee to further postpone the pending litigation on July 7, 1999 and again on September 10, 1999. The trial was not rescheduled due to a settlement reached among the parties, the terms of which are described below.

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

     A related interpleader action between Norwest, the Company and Citicorp, which was initiated on October 20, 1998 by Norwest to determine whether the Company or Citicorp is the rightful owner of funds that were to have been paid by Norwest, as indenture trustee, remains pending before the Bankruptcy Court. During the pendency of this matter, certain payments on the Retained Bonds were held in an account controlled by the Bankruptcy Court. In January 2001, proceeds from this account were released to the Company.

     A settlement was reached on July 21, 2000, among the Company and Citigroup. The terms of the settlement agreement with Citigroup are incorporated into the Reorganization Plan and provide for the satisfaction of all Citigroup claims (including dismissal of all litigation) through the payment of: (a) principal and interest due in connection with certain financings provided by Salomon Smith Barney, Inc./Citicorp Securities, Inc. relating to the bonds designated CMCMBS 1998-1 (CMO-IV) (Classes F through J and IO), MCFI 1998-MC1 (Classes H through M) and MCFI 1998-MC2 (Classes F through K); (b) outstanding principal, interest and expenses due in connection with a loan provided by Citicorp Real Estate, Inc. to a Company subsidiary; and (c) $4,000,000 in cash for all remaining claims of Citigroup, which has been accrued on the balance sheet as of December 31, 2000.

     On September 21, 2000, CRIIMI MAE, SSB, GACC, ORIX, the CMI Equity Committee and the Unsecured Creditors' Committee filed a Stipulation and Consent Order (the "Stipulation and Consent") with the Bankruptcy Court providing for, among other matters, the terms of an agreement with respect to the sale of the Company's interest in CMO-IV and certain other CMBS to ORIX. On October 12, 2000, an order was entered by the Bankruptcy Court approving the Stipulation and Consent. On October 30, 2000, the Court entered an amendment to the Stipulation and Consent with respect to the agreed proceeds in connection with the sale to ORIX (the "Order"). Pursuant to the Stipulation and Consent as amended by the Order, the Company sold its interest in CMO-IV and certain other CMBS to ORIX. The CMI Equity Committee and Unsecured Creditors' Committee are deemed to have agreed to such sale. The sale was completed on November 6, 2000 resulting in total proceeds of approximately $189 million. The proceeds were used to pay off $141 million of financing owed to SSB and $4 million to Citicorp Real Estate, Inc. in full satisfaction of all asserted and unasserted claims of such claimants. Additionally, approximately $14.2 million of the proceeds were used to pay down secured financing provided by GACC. The Company will use the net proceeds of approximately $30 million to help fund the Reorganization Plan.

     First Union

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

     The agreement was approved and entered by the Bankruptcy Court on August 5, 1999. The Company's Unsecured Creditors' Committee consented to the agreement with First Union.

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

     On February 22, 2000, the Company filed a motion with the Bankruptcy Court for approval of the Second Stipulation. CRIIMI MAE, First Union and Lehman also reached an agreement that called for the sale of seven classes of Subordinated CMBS from First Union Lehman Brothers Series 98 C-2 the ("First Union Lehman Bonds"). The agreement was filed with the Bankruptcy Court on March 21, 2000 for approval. On March 28, 2000, the Bankruptcy Court approved the Second Stipulation. On April 24, 2000, the First Union Lehman Bonds were sold. The transaction generated proceeds of $140 million, of which approximately $113 million was used to pay the related debt owed to Lehman and First Union. The approximate $27 million of remaining proceeds will be used to help fund the Reorganization Plan.

     First Union has asserted a first priority security interest in certain bonds that are or were in its possession, and the distributions made on those bonds since the Petition Date, pursuant to a custodian agreement dated as of October 10, 1997 by and between the Company and First Union. The Company disputes First Union's claim to a security interest in those bonds and the distributions made thereon. The bonds in issue are (i) the Morgan Stanley Capital, Series 1998-WF2 Class N bond (the "Morgan N Bond"), (ii) the Chase Commercial Mortgage, Series 1998-1 Class J bond (the "Chase J Bond"), and (iii) the Nomura Asset Securitization Corporation, Series 1998-D6 Class B7 bond (the "Nomura N Bond", collectively with the Morgan N Bond and the Chase J Bond, the "Bonds"). The Morgan N Bond has been sold, and certain proceeds from the sale thereof are being held in a segregated account in the name of First Union pending further order of the Bankruptcy Court and resolution of the claim of First Union thereto. On August 7, 2000, the Company sold certain CMBS to GACC for approximately $43.8 million. The Chase J Bond composed part of the CMBS sold to GACC. The proceeds received from the sale related to the Chase J Bond were deposited in a segregated account in the name of First Union pending resolution of First Union's claim of a security interest in the bonds. See "Bankruptcy Litigation-Arrangements with Other Creditors" for further discussion of the sale of certain CMBS to GACC.

     Because the issues between First Union and the Company could not be resolved consensually, First Union commenced an adversary proceeding against the Company on September 6, 2000 by filing a complaint in the Bankruptcy Court seeking a determination that it has a first priority perfected security interest in the Bonds and the distributions made on the Bonds. On October 6, 2000, the Company answered First Union's complaint and asserted counterclaims against First Union, seeking turnover of the Bonds and damages for conversion, breach of contract, and breach of fiduciary duty. On October 25, 2000, First Union filed an answer to the Company's counterclaims. Thereafter, on November 1, 2000, First Union filed a motion for summary judgment.

     The Company filed a cross-motion for summary judgment on November 17, 2000. The parties are continuing to conduct discovery in the case. The Bankruptcy Court has not set a hearing date for the motion and cross-motion for summary judgment or a trial date on the complaint and counterclaim.

     On March 9, 2001, the Company filed a motion to substitute and value alleged cash collateral wherein it asked the Bankruptcy Court to (i) value the Nomura N Bond at $8.7 million, (ii) require First Union to turn over the Nomura N Bond to the Company, and (iii) authorize the Company to deposit an amount equal to the value of the Nomura N Bond in a segregated interest bearing account pending resolution of the complaint and counterclaim. The Company and First Union subsequently reached an agreement regarding resolution of the motion to substitute and value alleged cash collateral. On March 28, 2001, the Bankruptcy Court approved and entered a Stipulation and Agreed Order (a) directing transfer of the Nomura N Bond to the Company free and clear of alleged liens and encumbrances, (b) valuing the Nomura N Bond at $8.7 million, and (c) authorizing the Company to deposit the sum of $8.7 million in a segregated, interest bearing account or other investment of funds acceptable to the Company and First Union pending resolution of the complaint and counterclaim. Accordingly, in April 2001, $8,700,000 was transferred to such segregated account.

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

     If the First Union litigation is not settled or resolved on or prior to the effective date of the Reorganization Plan, the Company will, based on the amount of First Union's claim, as of April 13, 2001, escrow approximately (a) $5.4 million in cash, (b) $7.9 million in Series A Senior Secured Notes, and (c) $4.6 million in Series B Senior Secured Notes on the effective date. These amounts will be released to First Union, if the Bankruptcy Court determines that First Union's Claim is unsecured and, therefore, are to be included in the Claims subject to Class A10 under the Reorganization Plan. If the Bankruptcy Court determines that First Union's Claim is secured, and thus, is to be treated as part of Class A2 under the Reorganization Plan, then the approximately $15.8 million, as of April 13, 2001, held in a segregated account at First Union will be released to First Union, and the balance of their claim will be treated as part of Class A10 under the Reorganization Plan.

Arrangements with Other Creditors

     In addition to the foregoing, the Company had discussions with other secured creditors against whom the Company was not engaged in litigation. One such creditor is GACC. On February 3, 1999, the Bankruptcy Court approved an Amended Consent Order between the Company and GACC that provides for the following: (i) acknowledgement that GACC has a valid perfected security interest in its collateral; (ii) authority for GACC to hedge its loan, subject to a hedge cost cap; and (iii) as adequate protection, the sharing of cash collateral on a 50/50 basis, after payment of interest expense, with the percentage received by GACC to be applied to reduce principal and pay certain hedge costs, if any. In addition, the Company is prohibited from using GACC's cash collateral for certain purposes, including loan originations and Subordinated CMBS acquisitions. The Amended Consent Order expired April 28, 1999. The Company and GACC agreed to extend the Amended Consent Order until August 2, 1999 and a stipulation to that effect was signed by the Company and GACC and approved by the Bankruptcy Court on May 11, 1999. The Company and GACC had negotiated a further extension of the stipulation through September 10, 1999, which has now expired. On June 16, 2000, the Company and GACC signed a stipulation and agreed order selling certain CMBS to GACC free and clear of liens, claims and encumbrances (the "GACC Sale Stipulation"), and for the sharing of cash collateral through the sale date. On July 7, 2000, the Bankruptcy Court approved the GACC Sale Stipulation and subsequently amended its order and on August 3, 2000 authorized the Company to sell its interest in the Chase J Bond and the Chase Commercial Mortgage Securities Corporation Series 1998-1, Classes F, G, H and I bonds (the "Chase Bond Portfolio") to GACC for an aggregate sale price of approximately $43.4 million. On August 7, 2000, the Company sold the Chase Bond Portfolio at the stated aggregate sales price and the related variable rate secured debt of $36.6 million was paid off. Remaining net proceeds of approximately $6.8 million will be used primarily to help fund the Company's Reorganization Plan. CRIIMI MAE also received approximately $3.8 million from GACC from cash distributions that GACC had received through the sale date. Additionally, in November 2000, the Company completed the sale of the remaining CMBS subject to the CMBS Sale, including the DLJ Bond financed by GACC, to ORIX. (See Note 1 and Note 5 to the Notes to Consolidated Financial Statements for further discussion). (See also Note 8 to the Notes to Consolidated Financial Statements regarding the New Debt anticipated to be provided by GACC (together with affiliates of Merrill Lynch) pursuant to the Reorganization Plan.)

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

Claims

     Over 850 claims with a face amount of nearly $2.53 billion have been filed in the Chapter 11 cases, including approximately $355 million in unsecured claims and approximately $2.2 billion in secured claims. Many of these claims were duplicate claims filed by the same creditor in each of the three cases. This amount is far in excess of the approximately $1.18 billion in liabilities identified by the Debtors in their schedules, which were filed with the Bankruptcy Court on November 20, 1998. The Debtors have undertaken extensive efforts to reduce the claims pool. In addition to analyzing the claims, the Debtors had discussions with various creditors regarding the withdrawal of certain claims and in some cases, objected to claims. The Debtors' efforts have resulted in the reduction of approximately $1.97 billion from the claims pool by means of objections, negotiated settlements and withdrawal of claims.

     One large claim was the claim of the Capital Company of America, LLC ("CCA") (the "CCA Claim"). The CCA Claim relates to an August 14, 1998 letter of intent between CRIIMI MAE and CCA for the purchase of subordinated CMBS. The letter of intent included financing and due diligence contingencies. The Company's position was that neither of these contingencies were fulfilled.
After preliminary due diligence, the Company expressed concern regarding the quality of the mortgage loans underlying the CMBS. The Company's further due diligence confirmed this preliminary view, and the Company exercised its right not to proceed with the purchase because of its due diligence concerns. CCA refused to withdraw its claim, and on August 31, 1999, CRIIMI MAE filed an objection to the CCA Claim. The CCA Claim was filed for an amount in excess of $17,000,000 on February 11, 1999. On October 9, 1999, CCA responded to the objection. By letter dated January 7, 2000, CCA indicated that the amount of its claim was $18.8 million. On March 27, 2000, CCA filed a motion with the Bankruptcy Court revising the amount of its claim to $18.2 million. On July 26, 2000, the Bankruptcy Court entered an Order temporarily allowing CCA's claim in the amount of $11,390,548 for purposes of voting on the Reorganization Plan. This Order did not determine the allowed amount of CCA's claim, if any, for purposes of treatment and distributions under the Reorganization Plan.

     In October 2000, CRIIMI MAE, the CMI Equity Committee, and CCA reached an agreement with respect to the CCA claim (the "CCA Agreement"). On October 30, 2000, a Stipulation and Consent order regarding Proof of Claim No. 254 was submitted to the Court for approval (the "CCA Stipulation"). On November 15, 2000, the Court approved the CCA Stipulation. Pursuant to the CCA Agreement, CCA was granted an allowed general unsecured claim in the amount of $11.39 million (the "CCA Allowed Claim"). In full and final satisfaction of the CCA Allowed Claim, CCA agreed to accept $2.5 million in cash (which is recorded as litigation expense in the accompanying consolidated statements of income) or a combination of cash, notes or other consideration. The amount of cash payable to CCA shall be equivalent to CCA's pro rata portion of cash payments to be made to other general unsecured creditors of CRIIMI MAE as determined by the amount of CCA's allowed claim (up to a cap of $2.5 million). The CCA Agreement resolved all claims CCA and its affiliates have asserted or may assert against the Company.

     The remaining allowed claims are carried on the balance sheet as of December 31, 2000. These allowed claims are anticipated to be paid in full on the effective date of the Reorganization Plan. The Debtors believe they have substantial defenses to the First Union disputed claim, although there can be no assurance.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 2000.


                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

Market Data

     CRIIMI MAE's common stock is listed on the New York Stock Exchange (symbol
CMM). As of March 15, 2001, there were approximately 2,750 holders of record of the Company's common stock. The following table sets forth the high and low closing sales prices for CRIIMI MAE's common stock during the periods indicated. As discussed below, the Company paid dividends to common shareholders in the form of junior preferred stock.


                               2000                            1999
                    --------------------------     -----------------------------
                            Sales Price                     Sales Price
                    --------------------------     -----------------------------

Quarter Ended           High           Low             High             Low
------------------  ------------   -----------     -------------   -------------

March 31                 $1.6250       $1.0000           $3.8750        $2.5625
June 30                   1.8750        1.2500            2.7500         1.9375
September 30              1.8125        1.3125            3.1875         1.9375
December 31               1.7500        0.6100            2.0000         1.0625

     During the pendency of the Chapter 11 proceedings, the Company is prohibited from paying cash dividends without first obtaining Bankruptcy Court approval. (See Item 1-BUSINESS-REIT Status and Other Tax Matters). The terms of the anticipated New Debt will restrict cash dividends to certain preferred shareholders under certain circumstances and cash dividends required to be paid to maintain the Company's REIT status. See "Item 1-BUSINESS -The Reorganization Plan" for further discussion.

     In September 2000, the Board of CRIIMI MAE declared a dividend on its common stock, par value $0.01 per share, for the purpose of distributing approximately $37.5 million in undistributed 1999 taxable income. The dividend was paid to shareholders of record on October 27, 2000, provided that shareholders maintained ownership of their common stock through the payment date, November 13, 2000. The dividend was paid in shares of Series G Preferred Stock.

     In September 1999, the Board of CRIIMI MAE declared a dividend on its common stock, par value $0.01 per share, for the purpose of distributing approximately $15.7 million in undistributed 1998 taxable income. The dividend was paid to shareholders of record on October 20, 1999, provided that shareholders maintained ownership of their common stock through the payment date, November 5, 1999. The dividend was paid in shares of Series F Preferred Stock.

Adjustment to Conversion Price for Series B Preferred Stock

     Due to the distribution of the Series F and Series G Preferred Stock to the common shareholders on November 5, 1999 and November 13, 2000, respectively,
Section 10(f)(iii) of the Company's Articles Supplementary to the Articles of Incorporation for Series B Preferred Stock was triggered, resulting in an adjustment to the conversion price such that each share of Series B Preferred Stock is, as of March 15, 2001, convertible into 4.2044 shares of common stock. The issuance of the Series F and Series G Preferred Stock dividends also triggered adjustments relating to the Company's two stock option plans and two unrelated option agreements.

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

     Since the holders of the Series B Preferred Stock accepted the Reorganization Plan, the relative rights and preferences of the Series B Preferred Stock were amended to permit the payment of dividends, including accrued and unpaid dividends, in common stock or cash, or a combination of both, at the election of the Company. The payment of the accrued and unpaid dividends by the Company on or after the effective date of the Reorganization Plan would satisfy the dividend requirement and eliminate the Election Right.

     The holder of the Series D Preferred Stock exchanged its shares of Series D Preferred Stock for an identical number of shares of Series E Preferred Stock, issued as of July 26, 2000. The Reorganization Plan provides that all accrued and past due dividends on Series D Preferred Stock will be paid on the effective date of the Reorganization Plan, in common stock, thereby satisfying the dividend requirement the default and eliminating the Election Right.

Exchange of Series C Preferred Stock for Series E Preferred Stock

     On February 22, 2000, CRIIMI MAE and the holder of its Series C Preferred Stock entered into a Preferred Stock Exchange Agreement pursuant to which 103,000 shares of Series C Preferred Stock were exchanged for 103,000 shares of a new series of preferred stock designated as Series E Preferred Stock. The principal purpose of such exchange was to effect an extension of the mandatory conversion date, upon which the Series C Preferred Stock would have converted into common stock. Pursuant to the Preferred Stock Exchange Agreement, the Company amended its Reorganization Plan to provide for a new mandatory conversion date and certain additional terms and conditions with respect to the Series E Preferred Stock. The additional terms principally address dividend and additional conversion matters.

Exchange of Series D Preferred Stock for Series E Preferred Stock

     On July 26, 2000, CRIIMI MAE and the holder of its Series D Preferred Stock entered into a Preferred Stock Exchange Agreement pursuant to which 100,000 shares of Series D Preferred Stock were exchanged for 100,000 shares of Series E Preferred Stock. The principal purpose of such exchange was to effect an extension of the mandatory conversion date, upon which the Series D Preferred Stock would have converted into common stock. Pursuant to the Preferred Stock Exchange Agreement, and Series D Exchange Agreement, the Company amended its Reorganization Plan to provide for a new mandatory conversion date and certain additional terms and conditions with respect to the Series E Preferred Stock. The additional terms principally address dividend and additional conversion matters.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

Accounting Under Accounting Principles Generally Accepted in the United States

                                                      For the years ended December 31,
                                                       2000          1999           1998         1997        1996
                                                     --------     ---------       --------     --------    --------
                                                                  (in thousands, except per share amounts)
Statement of Income Data:
 Interest income:
  Subordinated CMBS                                  $ 137,072    $  154,205      $ 143,656    $ 79,670    $ 41,713
  Insured mortgage securities                           30,668        33,405         43,063      49,425      56,912
  Originated loans                                      27,511        34,713         20,588           -           -
                                                   -----------    ----------      ---------    --------    --------
  Total interest income                                195,251       222,323        207,307     129,095      98,625

 Interest and related expense                          139,366       151,337        136,268      77,919      63,079
                                                   -----------    ----------      ---------    --------    --------

 Net interest margin                                    55,885        70,986         71,039      51,176      35,546
                                                   -----------    ----------      ---------    --------    --------

 Equity in earnings (losses) from investments            1,512        (1,243)         2,618       3,612       4,432
 Other income                                            4,915         3,024          4,279       2,610       2,898
 Net gain on mortgage securities dispositions              280         2,128          1,196      17,343       9,601
 Gain on originated loan dispositions                      245           403              -           -           -
 General and administrative expenses                   (11,301)      (12,049)       (14,623)     (9,610)     (7,970)
 Amortization of assets acquired in the Merger          (2,878)       (2,878)        (2,878)     (2,878)     (2,882)
 Unrealized loss on warehouse obligation                     -        (8,000)       (30,378)          -           -
 Litigation expense                                     (2,500)            -              -           -           -
 Impairment on CMBS (1)                               (143,478)            -              -           -           -
 Reorganization items:
  Other                                                 (4,951)      (22,003)        (9,857)          -           -
  Impairment on CMBS (1)                               (15,833)     (156,897)             -           -           -
  Loss on REO                                             (924)            -              -           -           -
  Gain on sale of CMBS                                   1,481             -                          -           -
  Loss on originated loans                             (45,846)            -              -           -           -
 Realized loss on reverse repurchase obligation              -             -         (4,503)          -           -
 Gain on sale of CBO-2                                       -             -         28,800
 Write-off of capitalized origination costs                  -             -         (3,284)          -           -
                                                   -----------    ----------      ---------    --------    --------
                                                      (219,278)     (197,515)       (28,630)     11,077       6,079
                                                   -----------    ----------      ---------    --------    --------
 Net income before minority interest                  (163,393)     (126,529)        42,409      62,253      41,625
 Minority interest in net income of consolidated
  subsidiary                                                 -             -            (40)     (8,065)     (6,386)
 Net (loss) income before extraordinary item          (163,393)     (126,529)        42,369      54,188      35,239
 Extraordinary item-gain on debt extinguishment         14,809             -              -           -           -
 Net (loss) income before dividends accrued or        (148,584)     (126,529)        42,369      54,188      35,239
    paid on preferred shares
 Dividends accrued or paid on preferred shares          (6,912)       (5,840)        (6,998)     (6,473)     (3,526)
                                                   -----------    ----------      ---------   ---------    --------

 Net (loss) income to common shareholders          $  (155,495)   $ (132,369)     $  35,371   $  47,715    $ 31,713
                                                   ===========    ==========      =========   =========    ========
 GAAP basis (loss) income per share - basic
   before extraordinary item                       $     (2.74)   $    (2.45)     $    0.75   $    1.29    $   1.03
                                                   ===========    ==========      =========   =========    ========

 GAAP basis (loss) income per share - basic
   after extraordinary item                        $     (2.50)   $    (2.45)     $    0.75   $    1.29    $   1.03
                                                   ===========    ==========      =========   =========    ========

____________________
(1)  For information pertaining to impairment on CMBS, reference is made to
     Note 5 of the Notes to Consolidated Financial Statements.

                                                                        As of December 31,
                                                2000           1999           1998            1997          1996
                                             -----------    ------------   ------------   ------------   -----------
                                                                           (in thousand)
Balance Sheet Data:
 Mortgage Assets:

 Subordinated CMBS and Other MBS             $   856,846    $  1,179,270   $  1,274,186   $  1,114,480   $   564,335
 Insured mortgage securities                     385,751         394,857        488,095        605,114       691,110
 Investment in originated loans                        -         470,205        499,076              -             -
Total assets                                   1,557,840       2,293,661      2,437,918      1,873,305     1,367,245
Total debt                                     1,203,756       1,982,350      2,085,722      1,414,932       982,258
Shareholders' equity                             268,258         219,349        307,877        444,981       346,671


     The selected consolidated statement of income data presented above for the years ended December 31, 2000, 1999 and 1998, and the selected consolidated balance sheet data as of December 31, 2000 and 1999, were derived from, and are qualified by, reference to CRIIMI MAE's consolidated financial statements, which have been included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended December 31, 1997 and 1996, and the selected consolidated balance sheet data as of December 31, 1998, 1997 and 1996, were derived from audited financial statements not included as part of this Annual Report on Form 10-K. This data should be read in conjunction with the consolidated financial statements and the notes thereto.

Tax Basis Accounting

                                                                         For the years ended December 31,
                                                          2000           1999          1998           1997          1996
                                                       ----------     ----------    ----------     ----------    ----------
                                                                      (in thousands, except per share amounts)
Interest income:
 Subordinated CMBS                                     $  188,397     $  210,332    $  184,947     $   86,166    $   43,632
 Insured mortgage securities                               30,668         33,405        43,063         49,342        54,827
 Originated loans                                          27,511         34,713        20,588              -             -
                                                       ----------     ----------    ----------     ----------    ----------
 Total interest income                                    246,576        278,450       248,598        135,508        98,459

Interest and related expense                              171,282        186,766       161,860         79,574        64,503
                                                       ----------     ----------    ----------     ----------    ----------
Net interest margin                                        75,294         91,684        86,738         55,934        33,956
                                                       ----------     ----------    ----------     ----------    ----------
Equity in earnings from investments                         2,980          1,577         8,031          4,104         4,293
Other income                                                4,915          3,024         4,238          2,152         2,117
Net capital gains                                             572          3,276         1,746          7,815         9,618
Other operating and administrative expenses               (11,648)       (12,117)      (14,445)        (9,464)       (7,451)
Loss on warehouse obligation                                    -        (36,328)            -              -             -
Litigation expense                                         (2,500)             -             -              -             -
Reorganization items:
 Other                                                     (4,605)       (12,950)       (4,819)             -             -
 Loss on REO                                                 (924)             -             -              -             -
 Net loss on originated loans                             (30,075)             -             -              -             -
Loss on sale of trading assets                            (12,607)             -             -              -             -
Credit losses                                              (1,287)          (621)            -              -             -
Realized loss on reverse repurchase obligation                  -              -        (4,503)             -             -
Write-off of capitalized origination costs                      -              -        (3,284)             -             -
January  2000 Loss recognized in 2000                    (119,600)             -             -              -             -
Market-to-market gain on trading assets at 12/31/00        49,933              -             -              -             -
Dividends accrued or paid on preferred shares              (6,912)        (5,840)       (6,998)        (6,473)       (3,526)
Dividends not deductible due to net operating loss          6,912              -             -              -             -
                                                       ----------     ----------    ----------     ----------    ----------

Tax basis (loss) income to common shareholders         $  (49,552)    $   31,705    $   66,704     $   54,068    $   39,007
                                                       ==========     ==========    ==========     ==========    ==========

Tax basis (loss) income per share:
 Income before gains from CRI Liquidating              $    (0.79)    $     0.57    $     1.38     $     1.24    $     1.00
 Capital gains from CRI Liquidating                             -              -             -           0.21          0.27
                                                       ----------     ----------    ----------     ----------    ----------
Total tax basis (loss) income per share                $    (0.79)    $     0.57    $     1.38     $     1.45    $     1.27
                                                       ==========     ==========    ==========     ==========    ==========
Tax basis shares                                           62,353         55,167        48,503         37,334        30,774
                                                       ==========     ==========    ==========     ==========    ==========
Dividends paid on common shares (1)(2)                 $        -     $        -    $     1.47     $     1.42    $     1.22
                                                       ==========     ==========    ==========     ==========    ==========

(1) During 1999, the Company paid a dividend of $0.30 per common share for the 1998 taxable year in the form of Series F Preferred Stock.

(2) During 2000, the Company paid a dividend of $0.60 per common share for the 1999 taxable year in the form of Series G Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

  The following discussion and analysis contains statements that may be considered forward-looking. These statements contain a number of risks and uncertainties as discussed herein and in Item 1 of this Form 10-K that could cause actual results to differ materially.

Results of Operations

2000 versus 1999

  For the year ended December 31, 2000, the Company reported a net loss for consolidated financial statement purposes of approximately $155.5 million as compared to a net loss of approximately $132.4 million for the year ended December 31, 1999. On a basic and diluted per share basis, the financial statement loss increased to $(2.50) per share for 2000 from $(2.45) per share for 1999.

     The primary factors resulting in the net loss for the year ended December 31, 2000 were the recognition of an accounting charge of $143.5 million related to the impairment of retained CMBS, the recognition of a net loss of approximately $31.0 million related to the sale of the Company's interest in CMO-IV, and the recognition of approximately $15.8 million of impairment related to certain sold CMBS, as discussed further below. Despite the recognition of $143.5 million in impairment and the loss of $15.8 million on the sale of certain CMBS during 2000, the impact on book equity of these two events was not material since the Company had accounted for these assets at fair value with the related fair value adjustment to the cost basis of the bonds already reflected in equity (The segment discussion pertaining to the mortgage servicing (CMSLP) segment is reflected below in Equity in Earnings (Losses) from Investments).

  Interest Income - Subordinated CMBS

  Income from Subordinated CMBS decreased by approximately $17.1 million, or 11%, to $137.1 million during 2000 as compared to $154.2 million during 1999. This overall decrease in interest income was primarily the result of the sale of certain CMBS: the Morgan bonds in February 2000; the First Union bonds in April 2000; the Chase bonds in August 2000, and the DLJ and Citicorp bonds in November 2000. This decrease in interest income was partially offset by the following factors: 1) the impairment on certain CMBS resulting in an increase in the subsequent income yields due to a lower cost basis, and 2) an increase in income yields on CMBS due to a change in methodology in determining such yields. Other than temporary impairment was recognized as of December 31, 1999 on the Subordinated CMBS that were sold in 2000 as part of the CMBS Sale under the Reorganization Plan. The impairment resulted in the CMBS cost basis being written down to fair value as of December 31, 1999. As a result of this new basis, these CMBS had revised higher yields effective the first quarter of 2000. These higher yields resulted in more income being recognized for financial statement purposes. Further, yields on CMBS increased effective April 1, 2000 due to a change in the allocation and timing of loss estimates (as discussed further below), which resulted in additional income recognized during the last nine months of 2000.

     Generally Accepted Accounting Principles ("GAAP") requires that interest income earned on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the Subordinated CMBS. Based upon the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the weighted average anticipated unleveraged yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of January 1,2001 was approximately 12.4% as compared to the anticipated weighted average yield used to recognize income from April 1, 2000 to December 31, 2000 of 11.1% and 10.9% as of December 31,1999. These yields were determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses and any other than temporary impairment. As previously discussed, effective April 1, 2000, the Company changed the allocation and timing of the estimated future credit losses related to the mortgage loans underlying the CMBS, as a result of the strong U.S. economy the performance of the mortgage loans underlying the CMBS had been better than management had originally anticipated and credit losses were lower than originally estimated. Therefore, the Company revised its estimated credit losses to occur later in the weighted average life of the CMBS than originally projected. However, at that time, the Company did not lower the total amount of estimated future credit losses related to the mortgage loans underlying the CMBS. The change in allocation and timing of estimated future credit losses to reflect a later occurrence of such losses resulted in increases in projected cash flow (primarily in the form of interest income) as of April 1, 2000, which in turn resulted in increases in anticipated yields to maturity. This revised yield was used to recognize interest income from April 1, 2000 through December 31, 2000. As a result of the revised later projected occurrence of credit losses, the yields used to determine CMBS income increased. Through December 31, 2000, the overall impact of this allocation and timing revision resulted in a 29 basis point increase in total CMBS anticipated yields to maturity (24 basis point increase related to the then remaining CMBS subject to the CMBS Sale and 30 basis point increase related to the Company's retained portfolio). These yield increases resulted in approximately $2.1 million in additional CMBS income during the year ended December 31, 2000, compared to income that would have been recognized using prior unrevised yields related to the retained CMBS portfolio.

     However, the U.S. economy began to slow during the later part of the year. Accordingly, the Company began to see the impact of the slowing U.S. economy through increased defaults in its loan portfolio. This trend has continued during the first quarter of 2001, and as of March 31, 2001, approximately 2.2% of the underlying loans in the Company's CMBS portfolio are in special servicing. This compares to 1.5% and 1.0% as of December 31, 2000 and 1999, respectively, and 1.3% as of April 1, 2000 when the Company revised its yields upward as discussed above. As a result of the slowing U.S. economy and the resulting increased defaults, and management's expectation of ensuing loan losses thereon, the Company recognized an accounting charge of $143.5 million for impairment in the fourth quarter 2000 related to its CMBS portfolio. This charge through the income statement does not have a material impact on book equity as the Company had carried its CMBS assets at fair value with changes in fair value recorded through equity prior to the impairment charge. As a result of recognizing impairment, the Company has, again, revised its anticipated yields as of January 1, 2001, which will be used to recognize interest income prospectively, beginning January 1, 2001. While the Company expects lower cash flows from its CMBS portfolio than its previous estimates due to larger than anticipated losses and those estimated losses occuring sooner than expected, the yields will actually increase by 130 basis points because of a reduction in the carrying value of the Company's CMBS portfolio to fair value (i.e. cash flows divided by a much lower asset base cause yields to increase) See "FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES" and Note 5 to the Notes to Consolidated Financial Statements for further discussion of CRIIMI MAE's Subordinated CMBS and the performance of the underlying mortgage loans.

  Interest Income - Insured Mortgage Securities

  Interest income from insured mortgage securities decreased by approximately $2.7 million or 8% to $30.7 million for 2000 from $33.4 million for 1999. This decrease was principally due to the prepayment of six mortgage securities held by CRIIMI MAE and its wholly owned subsidiaries for net proceeds aggregating approximately $12.6 million during the year ended 2000. These prepayments represented approximately 2.6% of the total insured mortgage portfolio.

  Interest Income - Originated Loans

  Interest income from originated loans decreased by approximately $7.2 million or 21% to approximately $27.5 million for 2000 as compared to $34.7 million for 1999. Interest income from originated loans was derived from originated loans included in the CMO-IV securitization, a securitization of $496 million face value of conduit loans in June 1998. The decrease was primarily due to the sale of the Company's interest in CMO-IV in November 2000, which reduced interest income for 2000 versus 1999. In addition, the decrease in interest income was due to the prepayment of two originated loans aggregating $6.0 million during the year ended 2000.

  Interest Expense

  Total interest expense decreased by approximately $11.9 million or 8% to approximately $139.4 million for 2000 from approximately $151.3 million for 1999. This decrease was primarily attributable to decreases in interest expense on variable-rate secured borrowings, reflecting the repayment of such debt after the sale of certain CMBS and the Company's interest in CMO-IV during 2000. Also contributing to the decrease was a decrease in interest expense on the fixed rate debt related to the insured securities and on the fixed-rate debt issued in the CMO-IV securitization. The Company sold its interest in CMO-IV during the fourth quarter 2000 and, as such, no longer recognizes the interest expense on the original securitization. These decreases were partially offset by the following: (1) a discount amortization adjustment of approximately $1.5 million related to the insured securities fixed-rate obligation debt due to an increase in the estimate of future prepayment speeds during the second quarter of 2000.

(This increase in the estimate of future prepayment speeds was a result of these obligations paying down faster than originally anticipated.); (2) the replacement during 1999 of a portion of the Company's variable rate debt with higher fixed rate debt. (The original sales of such fixed-rate securities were treated as a financing for accounting purposes. As such, the Company records the securities as liabilities and recognizes the related interest expense on an ongoing basis. The fixed rate obligations sold typically carry a higher cost than does the variable-rate secured borrowing that it replaces.) and; (3) an increase in variable rate borrowing costs due to higher interest rates in 2000 than in 1999.

  Equity in Earnings (Losses) from Investments

     Equity in earnings (losses) reflects the activity of several of the Company's equity investments including CMSLP and the Company's investment in the AIM funds. Equity in earnings increased by approximately $2.7 million during 2000 due to equity in earnings of approximately $1.5 million as compared to equity in losses of $1.2 million in 1999. The equity in earnings(losses) is primarily comprised of $524,000 and ($1.7 million) related to CMSLP and $747,000 and $972,000 related to the AIM Funds in 2000 and 1999, respectively.

     For the year ended December 31, 2000, CMSLP reported net income of approximately $531,000 as compared to a net loss of approximately $2.4 million for the year ended December 31, 1999.

     CMSLP total revenues remain relatively unchanged in 2000 as compared to 1999, at $14.7 million for both years. The total servicing portfolio decreased primarily due to CRIIMI MAE's sale of certain CMBS where CMSLP previously had the special servicing rights, and because CMSLP sold two master servicing contracts during 2000. Servicing fee income decreased by approximately $858,000, or 13%, to $5.8 million for 2000 as compared to $6.7 million in 1999 due to the reduced size of the servicing portfolio. This reduced income from servicing fees was offset by an increase in assumption fees and other fee income.

  CMSLP general and administrative expenses decreased by approximately $1 million, or 8%, to $11 million during 2000 as compared to $12 million in 1999. The decrease in general and administrative expenses was primarily due to the attrition of employees in 2000 and an approximate $821,000 prepayment loss in 1999.

  CMSLP other expenses decreased by approximately $2 million, or 40%, to $3 million in 2000 as compared to $5 million in 1999. This decrease was attributed to the amortization of purchased mortgage servicing rights. These assets are amortized in proportion to, and over the period, of the estimated net income (servicing revenue in excess of servicing costs) from the servicing rights. Amortization expense also reflects the sale of certain servicing rights during 2000.

  Other Income

     Other income increased by approximately $1.9 million or 63% to $4.9 million during 2000 as compared to $3.0 million during 1999. This increase was primarily attributable to the timing of temporary investments. Also included in other income is approximately $6,000 in realized gains related to the Company's trading of other MBS. Such trading activities included approximately 640 trades during 2000.

  Net Gains on Mortgage Security Dispositions

  During 2000, net gains on mortgage security dispositions were approximately $280,000 as a result of six prepayments of mortgage securities held by CRIIMI MAE's subsidiaries, or approximately 2.6% of its portfolio. During 1999, net gains on mortgage dispositions were approximately $2.1 million. For any year, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period. The proceeds realized from the disposition of mortgage assets are based on the net coupon rates of the specific mortgages disposed of in relation to prevailing long-term interest rates at the date of disposition.

  Gain on Originated Loan Dispositions

  During 2000, gains on originated loan dispositions were approximately $245,000, as a result of two prepayments in the originated loan portfolio. As previously stated, the Company sold all of its interest in the originated loans during late 2000. In 1999, there were five prepayments that resulted in gains on originated loan dispositions of approximately $403,000.

  General and Administrative Expenses

  General and administrative expenses decreased by approximately $748,000, or 6%, to $11.3 million for 2000 as compared to $12.0 million for 1999. The decrease in general and administrative expenses was primarily due to a decrease in employment costs from a reduced work force during this period, along with a reduction in certain professional costs.

  Unrealized Loss on Warehouse Obligations

  During 2000, the Company recorded no unrealized loss on warehouse obligations. This compares to 1999, when the Company recorded unrealized losses of approximately $8.0 million in connection with the Citibank Program.

  Litigation Expense

  During 2000, the Company recorded a $2.5 million expense based on the settlement of the CCA claim. See "Item 3-LEGAL PROCEEDINGS" for further discussion of this claim and other legal matters.

  Impairment on CMBS

     As discussed earlier, as of December 31, 2000 the Company revised its overall expected loss estimate related to its CMBS portfolio from $225 million to $298 million, with such estimated losses expected to occur over the life of the investment. In addition, the Company now expects such revised losses to occur sooner than originally expected because of the slowing U.S. economy. This revised loss estimate is a result of an increase in the number of loans that have been placed in special servicing due primarily to loan defaults. As of December 31, 2000, $310.6 million in mortgage loans underlying the Company's CMBS portfolio are in special servicing as compared to $283.1 million as of December 31, 1999. As of March 31, 2001, this amount had grown to $443.5 million or 2.2% of the underlying loans in the CMBS portfolio, an increase from 1.3% when the Company revised its yields as of April 2000. For reference purposes, the aggregate principal balance of the mortgage loans underlying the CMBS pool is approximately $20 billion as of March 31, 2001. During 2001 and 2002, respectively, the Company expects that aggregate losses on the underlying mortgage loans will be approximately $3 million and $21 million in excess of that anticipated when it revised its yields as of April 1, 2000. There can be no assurance that the Company's estimate of expected losses will not be exceeded by additional adverse events, such as a continuing economic slowdown. As the Company has determined that the current estimate of expected credit losses exceeds credit losses as previously projected, the Company believes its CMBS portfolio has been impaired under FAS 115. As the fair value of the CMBS is $143.5 million below the amortized cost basis as of December 31, 2000, the Company recorded an "other than temporary" impairment charge through the income statement of $143.5 million during the fourth quarter of 2000 (except for the A and BBB rated bonds). Unrealized losses related to these CMBS were previously recognized through other comprehensive income in the equity section of the balance sheet and as a result the impact of the impairment charge is not material to book equity. As a result of the "other than temporary" impairment recognized, the revised amortized cost basis of the CMBS as of December 31, 2000 substantially equals management's estimate of their fair value.

  Reorganization Items:

     Reorganization   Items.   During  2000  and  1999,  the  Company   recorded
reorganization items due to the Chapter 11 filings of CRIIMI MAE, CM Management and Holdings II, as follows:

Reorganization Items                                           2000                       1999
--------------------                                     ----------------            ---------------
Short-term interest income                                    $(6,850,362)              $ (1,518,667)
Professional fees                                               9,317,772                 17,822,154
Employee Retention Program                                        851,948                  1,589,236
Other                                                           1,136,319                  3,005,405
Write-off of debt discounts and deferred costs                         --                         --
Excise tax accrued                                                495,000                  1,105,000
                                                              -----------               ------------
    Subtotal                                                    4,950,677                 22,003,128
Impairment on CMBS regarding Reorganization                    15,832,817                156,896,831
Impairment on REO (1)                                             924,283                         --
Net gain on sale of CMBS (2)                                   (1,481,029)                        --
Loss on originated loans (3)                                   45,845,712                         --
                                                              -----------               ------------
Total                                                         $66,072,460               $178,899,959
                                                              ===========               ============

(1) The Company recognized impairment on its investment in Real Estate Owned ("REO") in 2000. This asset was sold in July 2000 as discussed in Note 3 and Note 8 to the Notes to Consolidated Financial Statements.

(2) Refer to Note 5 to the Notes to Consolidated Financial Statements for information regarding the net gain on sale of CMBS.

(3) The Company recognized a loss of approximately $45.8 million on its investment in originated loans. See Note 7 to the Notes to Consolidated Financial Statements for further discussion.

     Impairment on CMBS (regarding Reorganization). As discussed in Note 1 to the Notes to Consolidated Financial Statements, under the Reorganization Plan, a portion of the Recapitalization Financing resulted from the sale of certain CMBS subject to the CMBS Sale, which sale was completed in November 2000. The Company first filed a plan with the Bankruptcy Court in the fourth quarter of 1999 and during that same quarter CRIIMI MAE began marketing for sale the CMBS subject to the CMBS Sale. The Company also sold its interest in CMO-IV in November 2000 as part of the Reorganization Plan.

     GAAP states that when the fair market value of an investment declines below its amortized cost for a significant period of time and the entity no longer has the ability or intent to hold the investment for the period the entity anticipates is required for the value to recover to amortized cost, other than temporary impairment on the investment should be recognized. This other than temporary impairment is recognized through the income statement as the difference between amortized cost and fair value. Additional accounting guidance states that other than temporary impairment should be recognized in the period the decision to sell any investment is made if the entity does not expect the fair value to recover before the sale date. As the Company decided in the fourth quarter of 1999 to sell the CMBS subject to the CMBS Sale and it did not expect the value of these bonds to significantly recover before the future sale dates, the Company recognized approximately $173 million of other than temporary impairment related to these CMBS, cumulatively, through the third quarter of 2000. Unrealized losses related to the CMBS subject to the CMBS Sale were previously recognized through other comprehensive income in the equity section of the balance sheet. The other than temporary impairment loss on CMBS is a reorganization item on the income statement as the impairment was recognized as part of the Reorganization Plan.

     Extraordinary Item-Gain on Debt Extinguishment

     As part of the Reorganization Plan, the Company's interest in CMO-IV was sold in 2000. In accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments", the net loss on the sale of the Company's interest in CMO-IV is required to be presented as two components consisting of the loss on the sale of the originated loans and the subsequent gain related to the extinguishment of debt. Because the Company decided in the third quarter of 2000 to sell all of its interest in CMO-IV, the investment in originated loans was adjusted from amortized cost to fair value resulting in a $45.8 million loss in the third quarter which was classified as a reorganization item. The gain related to the extinguishment of debt was approximately $14.8 million and was recognized in November 2000 as an extraordinary item. Therefore, the net loss related to the sale of the Company's interest in CMO-IV was approximately $31.0 million.

Taxable Loss-2000

     CRIIMI MAE realized a net operating loss of approximately $49.6 million or ($0.79) per share for the year ended December 31, 2000 compared to net income of approximately $31.7 million or $0.57 per share in 1999.

     As previously discussed, as a result of its trader election in early 2000, CRIIMI MAE recognized a mark-to-market tax loss of approximately $478 million on certain Trading Assets on January 1, 2000 (the "January 2000 Loss"). The January 2000 Loss is expected to be recognized evenly over four years (2000, 2001, 2002, and 2003) for tax purposes (i.e., approximately $120 million per year) beginning with the year 2000. The Company recognized approximately $120 million of this January 2000 Loss during the year ended December 31, 2000.

     A summary of the Company's year 2000 net operating loss is as follows:

  January 2000 Loss                                                                        $  478  million
  LESS: Portion recognized in First through Fourth Quarters of 2000                          (120) million
                                                                                           ---------------
  Balance Remaining of January 2000 Loss to be Recognized in Future Periods                $  358  million
                                                                                           ===============

  Taxable Income for the year ended December 31, 2000 Before Recognition of
   January 2000 Loss                                                                       $   20  million
  LESS: January 2000 Loss Recognized in 2000                                                 (120) million
  PLUS: Mark-to-market unrealized gain on Trading Assets as of December 31, 2000 (1)           50  million
                                                                                           ---------------
  Net Operating Loss for the year ended December 31, 2000                                   ($ 50) million
                                                                                           ===============

  Net Operating Loss through December 31, 2000                                              ($ 50) million
  Net Operating Loss Utilization                                                                0  million
                                                                                           ---------------
  Net Operating Loss Carried Forward for Use in Future Periods                              ($ 50) million
                                                                                           ===============

(1) As of December 31, 2000, the combined fair value of the Trading Assets approximated $1.2 billion for tax purposes.

     The distinction between taxable income (loss) and GAAP income (loss) is important to the Company's shareholders because dividends or distributions are declared and paid on the basis of taxable income (loss). The Company does not pay taxes so long as it satisfies the requirements for exemption from taxation pursuant to the REIT requirements of the Code. The Company calculates its taxable income, or taxable loss, as if the Company were a regular domestic corporation. This taxable income or taxable loss level determines the amount of dividends, if any, the Company is required to pay out over time in order to eliminate its tax liability. See also "REIT Status and Other Tax Matters", which follows.

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

     The primary factor resulting in the net loss for the year ended December 31, 1999 was the recognition of $157 million of other than temporary impairment on certain Subordinated CMBS. The impairment is discussed further below. Other factors contributing to the change in earnings from 1998 to 1999 were an increase in other reorganization costs and other items as more fully discussed below. The segment discussion pertaining to mortgage servicing (CMSLP) is reflected below in Equity in Earnings (Losses) from Investments.

     Interest Income - Subordinated CMBS

     Income from Subordinated CMBS increased by approximately $10.5 million, or 7%, to $154.2 million during 1999 as compared to $143.7 million during 1998. There were no Subordinated CMBS acquisitions in 1999. However, during 1998, the Company increased its CMBS portfolio by acquiring Subordinated CMBS at purchase prices aggregating approximately $853 million. The overall increase was partially offset by a reduction in income from Subordinated CMBS due to the de-recognition of $132 million face amount of CMBS from CBO-1 in connection with CBO-2 and also the de-recognition of $345 million face amount of CMBS in connection with CBO-2. See Note 5 to the Notes to Consolidated Financial Statements for further discussion.

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

     As discussed further below, impairment was recognized as of December 31, 1999 on the Subordinated CMBS that were sold in 2000 as part of the CMBS Sale. This resulted in the cost basis being written down to fair value as of December 31, 1999. As a result of this new basis, these CMBS had new yields effective the first quarter of 2000.

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

     Interest Income - Originated Loans

     Interest income from originated loans increased by approximately $14.1 million or 69% to approximately $34.7 million for 1999 as compared to $20.6 million for 1998. Interest income from originated loans was derived from originated loans included in the CMO-IV securitization, which resulted in the securitization of $496 million face value of conduit loans in June 1998. The increase from 1998 to 1999 was primarily due to only six months of interest income recognized in 1998, partially reduced by the prepayment of five originated loans in 1999.

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

     Equity in (Losses) Earnings from Investments

     Equity in earnings (losses) reflects the activity of several of the Company's equity investments including CMSLP and the Company's investment in the AIM Funds. Equity in earnings decreased by approximately $3.8 million during 1999 due to a net loss of approximately $1.2 million for 1999 as compared to equity in earnings of $2.6 million in 1998. Equity in earnings (losses) is primarily comprised of ($1.7 million) and $1.1 million related to CMSLP and $972,000 and $1.3 million related to the AIM Funds in 1999 and 1998, respectively. The decrease is primarily due to a reduction in revenue and an increase in certain expenses at CMSLP. The decrease in revenue is primarily due to CMSLP's loss of certain servicing rights and the assignment of ORIX as the successor servicer on those pools during the fourth quarter of 1998. The increase in expenses includes an $821,000 expense for a prepayment penalty shortfall incurred by CMSLP and an increase in general and administrative expenses, including a long-term incentive program for CMSLP, effective in the fourth quarter of 1998, and other payroll costs. In addition, expenses increased due to a $500,000 write-off of a remaining investment balance associated with a now dissolved affiliated entity. The servicing portfolio was approximately $28 billion as of December 31, 1999 as compared to approximately $31 billion as of December 31, 1998.

     Other Income

     Other income decreased by approximately $1.3 million or 29% to $3.0 million during 1999 as compared to $4.3 million during 1998. This decrease was primarily attributable to a decrease in short-term interest and other income earned during 1999 on the amounts deposited in the loan origination reserve account, due to suspension of the origination loan program in 1998. No interest income was earned on the origination reserve account for the year ended December 31, 1999 as compared to approximately $1.9 million of short-term interest income and net-carry income for 1998. The decrease was partially offset by an increase in other short-term interest income of approximately $600,000 in 1999 versus 1998.

     Net Gain on Mortgage Security Dispositions

     During 1999, net gains on mortgage dispositions were approximately $2.1 million as a result of 14 prepayments of mortgage securities held by CRIIMI MAE's subsidiaries, representing approximately 15% of its portfolio. During 1998, net gains on mortgage dispositions were approximately $1.2 million, of which approximately $666,000 was a result of 22 prepayments of mortgage securities held by CRIIMI MAE's subsidiaries, representing approximately 17% of its portfolio. The remaining $531,000 was the result of the sale of four unencumbered mortgage securities and the partial sale of a fifth unencumbered mortgage security.

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

     Losses on Warehouse Obligations

     During the year ended December 31, 1999, the Company recorded losses of $8.0 million on its warehouse obligation, primarily due to a decrease in the selling price of the loans in the Company's warehouse line with Citibank, when the loans were sold in the third quarter of 1999. As of December 31, 1998, the unrealized loss recorded on the obligation under the Citibank Program was $28.4 million. The Company recorded, in total, a loss of $36.3 million for this transaction for both GAAP and tax purposes.

     During the year ended December 31, 1998, the Company recorded an unrealized loss of $2.0 million for its loss exposure under the Prudential Program. The Company calculated the Prudential loss based upon the assumption that the Company would not exercise its option with Prudential. As of December 31, 1999, the sole loan originated under the Prudential Program had not yet been sold.

     Reorganization Items:

     Impairment on CMBS. As the Company decided in the fourth quarter of 1999 to sell the CMBS subject to the CMBS Sale and it did not expect the value of these bonds to significantly recover before the future sale dates, the Company recognized approximately $157 million of other than temporary impairment related to these CMBS through earnings in the fourth quarter of 1999. Unrealized losses related to the CMBS subject to the CMBS Sale were previously recognized through other comprehensive income in the equity section of the balance sheet. The other than temporary impairment loss on CMBS is a reorganization item on the income statement as the impairment was recognized as part of the Reorganization Plan.

     Other Reorganization Items. During 1999 and 1998, the Company also recorded $22.0 million and $9.9 million, respectively, in other reorganization items due to the Chapter 11 filings of CRIIMI MAE, CM Management and Holdings II.

    Other Reorganization Items                                       1999                    1998
    ------------------------------------------------             ------------             -----------
    Short-term interest income                                   $ (1,518,667)            $        --
    Professional fees                                              17,822,154               5,219,000
    Write-off of debt discounts and deferred costs                         --               2,835,210
    Employee Retention Program accrued costs                        1,589,236                 612,885
    Excise tax accrued                                              1,105,000                 300,000
    Other                                                           3,005,405                 889,852
                                                                 ------------             -----------
      Total                                                      $ 22,003,128             $ 9,856,947
                                                                 ============             ===========

     Gain on Sale of CBO-2

     In May 1998, CRIIMI MAE completed CBO-2 pursuant to which it sold $468 million of investment grade securities created through the resecuritization of approximately $1.8 billion of its Subordinated CMBS. CRIIMI MAE recognized a gain of approximately $28.8 million on the sale of $345 million face amount investment grade securities sold without call provisions, recognizing CRIIMI MAE's transfer of control on those securities. Certain of these securities included call provisions to enable CRIIMI MAE to 1) repurchase bonds if market conditions warrant, and 2) call bonds when it is no longer cost effective to service them. The sold investment grade securities treated as a financing, as well as approximately $1.3 billion face amount of investment grade and non-investment grade securities retained by CRIIMI MAE, are now required to be reflected on CRIIMI MAE's balance sheet at their fair market value. Additionally, due to the sale treatment under SFAS 125 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS 125"), all remaining Subordinated CMBS and insured mortgage securities are required to be carried at fair market value. Additionally, as part of CBO-2, in May 1998, CMSLP sold trustee servicing rights for $4.2 million, resulting in a gain of $4.2 million for tax purposes, and approximately $400,000 for financial reporting purposes.

     Loss on Reverse Repurchase Obligation

     During 1998, the Company realized a loss of $4.5 million due to the impact of financial market volatility on hedge positions. As part of CMO-IV, the Company intended to sell certain of the investment grade tranches that were not initially sold to the public. In anticipation of this sale, the Company entered into a transaction to hedge the value of those securities in June 1998. This transaction did not qualify for hedge accounting purposes because it involved the purchase and sale of a cash instrument and therefore was required to be recorded at market value ("marked to market"). Because Treasury rates declined in the third quarter of 1998, the Company recorded a $4.1 million unrealized loss as of September 30, 1998. CRIIMI MAE borrowed and then sold a 10-year Treasury Note in the amount of $44 million, and the loss was realized in the fourth quarter of 1998.

     Write-Off of Capitalized Loan Origination Costs

     Since the Company no longer had the intention to securitize the remaining loans originated through the Citibank and Prudential Programs in warehouse facilities, the net deferred costs of $3.3 million associated with the warehoused loans were written off in 1998.

Taxable Income-1999

     CRIIMI MAE earned approximately $31.7 million in tax basis income available to common shareholders in 1999 or $0.57 per share, compared to approximately $66.7 million or $1.38 per share in 1998.

     The primary factor resulting in the decrease in taxable income from 1999 to 1998 was the approximately $36.3 million tax basis loss realized on the loans sold in the third quarter of 1999 from the warehouse line with Citibank. Other factors contributing to the decline in tax basis income were the deductions for retention bonuses and professional fees and net decreases in earnings from equity investments. In the second quarter of 1998, as part of CBO-2, CMSLP sold servicing rights for $4.2 million resulting in a gain of $4.2 million for tax purposes, which was included in equity in earnings in 1998. Partially offsetting the aforementioned items was an increase in net interest margin due to recognition of a full year of interest income and interest expense in 1999 as compared to a partial year in 1998, as previously discussed.

Cash Flow

2000 versus 1999

     Net cash provided by operating activities decreased in 2000 as compared to 1999. The decrease was primarily due to (1) an increase in restricted cash as compared to 1999, representing cash that is restricted due to stipulations entered into in connection with the Chapter 11 proceedings or due to agreements that required certain CMBS interest income payments and/or CMBS sale proceeds to be held in segregated accounts and (2) an increase in non-cash interest income related to discount amortization.

     Net cash provided by investing activities decreased for 2000 as compared to 1999 primarily due to a decrease in proceeds from mortgage securities dispositions and originated loan dispositions. These decreases were partially offset by an increase in proceeds from the sale of CMBS and the sale of the Company's interest in CMO-IV, net of associated debt.

     Net cash used in financing activities decreased in 2000 as compared to 1999 due to a decrease in principal payments on debt obligations.

1999 versus 1998

     Net cash provided by operating activities decreased in 1999 as compared to 1998. The decrease was primarily due to a significant increase in the amount of restricted cash. Partially offsetting this decrease was an overall increase in net payables in 1999 as compared to 1998.

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

Financial Condition, Liquidity and Capital Resources

     Activities/Events prior to Chapter 11 Filing

     Prior to the Chapter 11 filing, CRIIMI MAE used proceeds from long-term, fixed-rate match-funded debt refinancings, short-term, variable-rate secured borrowings, unsecured and other borrowings, securitizations and issuances of common and preferred shares to meet the capital requirements of its business plan. (Since the Chapter 11 filing, the Company has suspended its Subordinated CMBS acquisition, origination and securitization operations, but continues to service mortgage loans through CMSLP.)

     Also prior to the Chapter 11 filing, CRIIMI MAE financed a substantial portion of its Subordinated CMBS acquisitions with short-term, variable-rate borrowings secured by the Company's Subordinated CMBS. The agreements governing these financing arrangements typically required the Company to maintain loan-to-value ratios. The agreements further provided that the lenders could require the Company to post cash or additional collateral if the value of the existing collateral fell below the minimum amount required.

     In order to refinance a portion of its short-term, variable-rate secured borrowings with long-term, fixed-rate debt, the Company entered into resecuritization transactions. In May 1998, CRIIMI MAE completed CBO-2, its second resecuritization of its Subordinated CMBS portfolio, which under FAS 125, qualified for both sale and financing accounting. Through CBO-2, CRIIMI MAE refinanced $468 million of its variable-rate debt with fixed-rate, match-funded debt. The debt is considered match-funded because the maturities and principal requirements of the debt closely match those of the related collateral. The transaction also generated additional borrowing capacity of approximately $160 million, which was used primarily to fund additional Subordinated CMBS purchases. Additionally in June 1998, CRIIMI MAE securitized $496 million of originated and acquired commercial mortgage loans by selling $397 million face amount of fixed-rate investment grade securities. The tranches not sold to the public were partially financed with variable-rate secured financing agreements.

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

     On Friday afternoon, October 2, 1998, the Company was in the closing negotiations of a refinancing with one of its unsecured creditors that would have provided the Company with additional borrowings, when it received a significant collateral call from one of its secured creditors. The basis for this collateral call, in the Company's view, was unreasonable. After giving consideration to, among other things, this collateral call and the Company's concern that its failure to satisfy this collateral call would cause the Company to be in default under a substantial portion of its financing arrangements, the Company reluctantly concluded on Sunday, October 4, 1998 that it was in the best interests of creditors, equity holders and other parties in interest to seek Chapter 11 protection. Accordingly, on Monday, October 5, 1998, the Company filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court.

     Summary of Certain Asset Sales, Cash Position, and Shareholders' Equity during Chapter 11 Proceedings

     The Company first filed a plan with the Bankruptcy Court in the fourth quarter of 1999 and during that same quarter, began marketing for sale the CMBS subject to the CMBS Sale. CRIIMI MAE completed the CMBS Sale in November 2000. The Company also sold its interest in CMO-IV in November 2000 as part of the Reorganization Plan. The CMBS Sale and the sale of the Company's interest in CMO-IV generated aggregate proceeds of approximately $418.3 million, of which approximately $342.3 million was used to pay related borrowings and approximately $76.0 million will be used to help fund the Reorganization Plan. See Note 5 to the Notes to Consolidated Financial Statements for further information regarding these sales.

     CRIIMI MAE's restricted cash position has increased from approximately $7 million on October 5, 1998 to approximately $95.8 million as of December 31, 2000. Additionally, the Company's unrestricted cash position as of December 31, 2000 was approximately $106.6 million. See "Item 3-LEGAL PROCEEDINGS" for information pertaining to agreements reached with certain creditors. As of April 12, 2001, the Company's restricted and unrestricted cash and cash equivalents and its very liquid trading assets aggregated approximately $240 million, of which approximately $190 million will be used toward the payment of the allowed claims and estimated professional fees pursuant to the Reorganization Plan, with a remaining aggregate balance of approximately $50 million.

        As of December 31, 2000 and December 31, 1999, respectively, shareholders' equity was approximately $268 million and $219 million.

     Summary of Reorganization Plan

     The Reorganization Plan includes the payment in full of the allowed claims of the Debtors primarily through Recapitalization Financing aggregating $847 million. As previously discussed, the sales of select CMBS and the Company's interest in CMO-IV generated aggregate proceeds of approximately $418.3 million toward the Recapitalization Financing. Also included in the Recapitalization Financing is approximately $262 million anticipated to be provided by affiliates of Merrill Lynch and GACC through a new secured financing facility (in the form of a repurchase transaction) , and approximately

$167 million anticipated to be provided through new secured notes issued to certain of the Company's unsecured creditors.

     In connection with the Reorganization Plan, substantially all cash flows relating to existing assets are expected to be used to satisfy principal, interest and fee obligations under the New Debt. The approximate $262 million secured financing would provide for (i) interest at a rate of one month London Interbank Offered Rate ("LIBOR") plus 3.25%, (ii) principal repayment/amortization  obligations,  (iii)  extension  fees after two years and
(iv) maturity on the fourth anniversary of the effective date of the Reorganization Plan. The approximate $167 million secured financing would be effected through the issuance of two series of secured notes under two separate indentures. The first series of secured notes, representing an aggregate principal amount of approximately $105 million, would provide for (i) interest at a rate of 11.75% per annum, (ii) principal repayment/amortization obligations, (iii) extension fees after four years and (iv) maturity on the fifth anniversary of the effective date of the Reorganization Plan. The second series of secured notes, representing an aggregate principal amount of approximately $62 million, would provide for (i) interest at a rate of 13% per annum with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees after four years and (iii) maturity on the sixth anniversary of the effective date of the Reorganization Plan. The New Debt described above is anticipated to be secured by substantially all of the assets of the Company. It is contemplated that there will be restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds, in connection with the New Debt.

     Due to the uncertainty of the effects of the Chapter 11 filing on the business of the Company, pending litigation and numerous other factors beyond the control of the Company, no assurance can be given that the Company's cash flow will be sufficient to fund operations for any specified period while the Company is in bankrupcty. Assuming the Reorganization Plan becomes effective, there can be no assurance that the Company will have sufficient cash resources to pay interest, scheduled principal and any other required payments on the New Debt for any specified period to time. The Company's ability to meet its debt service obligations will depend on a number of factors, including management's ability to maintain cash flow (which is impacted by, among other things, the credit performance of the underlying mortgage loans) and to generate capital internally from operating and investing activities and expected reductions in REIT distribution requirements to shareholders due to expected net operating losses for tax purposes, in each case consistent with the terms agreed to pursuant to the New Debt. There can be no assurance that targeted levels of cash flow will actually be achieved, that reductions in REIT distribution requirements will be realized, or that, if required, new capital will be available to the Company. The Company's ability to maintain or increase cash flow and access new capital will depend upon, among other things, interest rates, prevailing economic conditions and other factors, many of which are beyond the control of the Company. The Company's high level of debt limits its ability to obtain additional capital, reduces income available for distributions, restricts the Company's ability to react quickly to changes in its business and makes the Company more vulnerable to economic downturns. See also "Item 1-BUSINESS-Risk Factors" for additional discussion.

     The Company's ability to resume the acquisition of more significant Subordinated CMBS, as well as its securitization programs (if it determines to do so) depends, among other things, first, on its ability to emerge from bankruptcy as a successfully reorganized company, and second, on its ability to access additional capital, (including for the purpose of refinancing all or a substantial portion of the New Debt), once it has successfully emerged from Chapter 11. Factors which could affect the Company's ability to access additional capital include, among other things, the cost and availability of such capital, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, general economic conditions, perceptions in the capital markets of the Company's business, covenants and restrictions under the Company's New Debt and credit facilities, results of operations, leverage, financial condition, and business prospects. The Company can give no assurance as to whether it will be able to obtain additional capital or the terms of any such capital.

     Summary of Subordinated CMBS

     As of December 31, 2000, the Company owned, for purposes of GAAP, CMBS rated from A to CCC and unrated with a total fair value amount of approximately $853 million (representing approximately 55% of the Company's total consolidated assets), an aggregate amortized cost of approximately $850 million, and an aggregate face amount of approximately $1.6 billion. Such CMBS represent investments in CBO-1, CBO-2 and Nomura Asset Securities Corp. Series 1998-D6 (Nomura). The December 31, 2000 total fair value includes approximately 33% of the Company's CMBS which are rated BB+, BB, or BB-, 24% which are rated B+, B, B- or CCC and 10% which are unrated. The remaining approximately 33% represents investment grade securities that the Company reflects on its balance sheet as a result of CBO-2. The weighted average interest rate on these CMBS as of December 31, 2000 was 6.9% and the weighted average life was 13 years.

     The Company's unrated bonds from CBO-1, CBO-2 and Nomura experienced principal write downs during the following periods due to realized losses related to certain underlying mortgage loans:

                                                                 CBO-1                  CBO-2                 Nomura
                                                                 -----                  -----                 ------
       Year 1999                                            $       738,000         $           --        $            --
       Year 2000                                                  3,201,000              1,087,000                     --
       January 1, 2001 through March 31, 2001                        59,000              3,564,000                     --
                                                            ---------------         --------------        ---------------
       Cumulative Realized Losses through March 31, 2001    $     3,998,000         $    4,651,000        $            --
                                                            ===============         ==============        ===============

       CRIIMI MAE, through CMSLP, performs servicing functions on a total CMBS pool, including the sub-special servicer for specially serviced loans, as summarized below:

                                                                         03/31/01          12/31/00             12/31/99
                                                                         ---------         ---------            ---------
Total CMBS Pool                                                       $ 20.0 billion    $ 20.2 billion (c)   $ 28.8 billion
                                                                      ==============    ==================   ===============
Specially serviced loans due to monetary default (a)(b)               $373.0 million     259.1 million       $159.9 million
Specially serviced loans due to covenant default/other                  70.5 million      51.5 million        123.2 million
                                                                      --------------    --------------       ---------------
Total specially serviced loans (d)                                    $443.5 million    $310.6 million       $283.1 million
                                                                      ==============    ==============       ===============

   (a) Includes $56.4 million, $48.3 million, and $17.7 million of Real Estate Owned by underlying trusts.
   (b) The increase in the specially serviced loans is due primarily to an increase in unforeseen defaults related to commercial mortgage loans secured principally by retail and hotel properties, which have been adversely impacted by the recent economic slowdown.
   (c) During 2000, certain servicing rights were lost in conjunction with the sale of CMBS subject to the CMBS Sale.
   (d) As of December 31, 2000, the Company recorded an impairment charge of $143.5 million as a result of its revised estimate of credit losses in the CMBS pool, as previously discussed.

       "Appraisal Reductions" for the CMBS transactions in which the Company retains an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

                                                                   CBO-1            CBO-2         Nomura
                                                                   -----            -----         ------
      Year 1999                                                $         --    $          --    $       --
      Year 2000                                                   1,905,000       18,180,000            --
      January 1, 2001 through March 31, 2001                      7,525,000        1,250,000       440,000
                                                               ------------    -------------    ----------
      Cumulative Appraisal Reductions through March 31, 2001   $  9,430,000    $  19,430,000    $  440,000
                                                               ============    =============    ==========

        * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, where CMSLP obtains a third party appraisal it calculates one for the purpose of estimating potential losses.

     The effect of an appraisal reduction, for those underlying CMBS transactions that require an appraisal reduction to be calculated, generally is that the servicer stops advancing interest payments on the unrated bonds (or if no unrated bond, the lowest rated bond) as if such appraisal reduction was a realized loss. However, an appraisal reduction may result in a higher or lower realized loss based on the ultimate disposition or work-out of the mortgage loan.

       Summary of Other Assets

       As of December 31, 2000 and 1999, the Company's other assets consisted primarily of insured mortgage securities, equity investments, other mortgage backed securities, cash and cash equivalents (as previously discussed), principal and interest receivables on its various assets, and intangible assets associated with the 1995 Merger.

     The Company had $385.8 million and $394.9 million (at fair value) invested in insured mortgage securities as of December 31, 2000 and 1999, respectively. As of December 31, 2000, approximately 16% of CRIIMI MAE's investment in insured mortgage securities were FHA-Insured Certificates and 84% were GNMA Mortgage-Backed Securities.

       As of December 31, 2000 and 1999, the Company had approximately $33.8 million and $34.9 million, respectively, in investments accounted for under the equity method of accounting. Included in equity investments are (a) the general partnership interests (2.9% to 4.9% ownership interests) in the AIM Funds owned by CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, (b) a 20% limited partnership interest in the adviser to the AIM Funds, 50% of which is owned by CRIIMI MAE and 50% of which is owned by CM Management, (c) CRIIMI MAE's interest in CMSI, and (d) CRIIMI MAE's interest in CMSLP.

     The Company's Other Mortgage-Backed Securities includes primarily investment grade CMBS and investment grade residential mortgage backed securities. As of December 31, 2000 and 1999, respectively, the Company's Other Mortgage-Backed Securities were approximately $4,300,000 and $92,000, respectively.

     Dividends

     During the pendency of the Chapter 11 proceedings, the Company is prohibited from paying cash dividends without first obtaining Bankruptcy Court approval. Among the other factors which impact CRIIMI MAE's dividends are (i) the level of income earned on uninsured mortgage assets, such as Subordinated CMBS (including, but not limited to, the amount of OID income, interest shortfalls and losses, on Subordinated CMBS), and to the extent applicable, originated loans, (ii) the level of income earned on CRIIMI MAE's or its subsidiaries' insured mortgage security collateral depending on prepayments, defaults, etc., (iii) the fluctuating yields on short-term, variable-rate debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate CRIIMI MAE pays on its other borrowings, (iv) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, distributions from its subsidiaries can be reinvested, (v) changes in operating expenses (including those related to the Chapter 11 filing), (vi) to the extent applicable, cash dividends paid on preferred shares, (vii) to the extent applicable, whether the Company's taxable mortgage pools continue to be exempt from corporate level taxes, (viii) the timing and amounts of cash flows attributable to its other lines of business - mortgage servicing and other fee income, (ix) realized losses on certain transactions and (x) net operating losses.

     Due to the Chapter 11 filing, no cash dividends were paid for the years ended 2000 and 1999 on common shares. The Company paid a dividend on November 5, 1999 in the form of Series F Preferred Stock to its common shareholders for the purpose of distributing approximately $15.7 million in undistributed 1998 taxable income intended to eliminate any federal income tax obligations for 1998. The Company also paid a dividend on November 13, 2000 in the form of Series G Preferred Stock to its common shareholders for the purpose of distributing approximately $37.5 million in undistributed 1999 taxable income intended to satisfy the Company's REIT distribution requirements and to eliminate any federal income tax obligations for 1999. See "BUSINESS-Chapter 11 Filing and REIT Status and Other Tax Matters" regarding such dividends.

     Also during the Chapter 11 proceedings, dividend accrued on the Company's Series B, Series C, Series D, Series E, Series F and Series G Preferred Stock. For information pertaining to the accrual of such dividends refer to Note 12 of the Notes to Consolidated Financial Statements.

     Pursuant to the terms of the anticipated New Debt, limited, if any, dividends, other than if such dividend payments are required to maintain REIT status, can be paid. See "BUSINESS-The Reorganization Plan" for further discussion.

     On January 11, 2001, the Company received written notice from the New York Stock Exchange that it was "below criteria" for continued listing on the Exchange because the average closing price of its common stock was less than $1 over a consecutive thirty (30) trading-day period. The Company has six (6) months from January 11, 2001 to raise its common stock price above the $1 level and the failure of the common stock to average $1 over the 30 trading days preceding the expiration of the six (6) month cure period will result in commencement of suspension and delisting procedures.

     REIT Status and Other Tax Matters

     CRIIMI MAE has elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code for the 1999 tax year. To qualify for tax treatment as a REIT under the Internal Revenue Code, CRIIMI MAE must satisfy certain criteria, including certain requirements regarding the nature of its ownership, assets, income and distributions of taxable income. For a discussion of REIT status and related risks see "Item 1-BUSINESS-Chapter 11 Filing and REIT Status and Other Tax Matters".

     The recently issued Internal Revenue Service Revenue Procedure 99-17 provides securities and commodities traders with the ability to elect mark-to-market treatment for 2000 by including an election with their timely filed 1999 federal tax extension. The election applies to all future years as well, unless revoked with the consent of the Internal Revenue Service. On March 15, 2000, the Company determined to elect mark-to-market treatment as a securities trader for 2000 and, accordingly, will recognize gains and losses prior to the actual disposition of its securities. Moreover, some if not all of those gains and losses, as well as some if not all gains or losses from actual dispositions of securities, will be treated as ordinary in nature and not capital, as they would be in the absence of the election. Therefore, any net operating losses generated by the Company's trading activity will offset the Company's taxable income, and reduce any required distributions to shareholders by a like amount. See "BUSINESS-Risk Factors-Risks Associated with Trader Election" for further discussion. If the Company does have a REIT distribution requirement (and such distributions would be permitted under the Reorganization Plan), a substantial portion of the Company's distributions would be in the form of non-cash taxable dividends.

     Investment Company Act

     For a discussion of the Investment Company Act and the risk to the Company if it were required to register as an Investment Company, see "BUSINESS-Risk Factors-Investment Company Act Risk".

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's principal market risk is exposure to changes in interest rates related to the U.S. Treasury market, and increases in the spread between U.S. Treasury bonds and CMBS, as well as the LIBOR market. The Company will have an increase in the amount of interest expense paid on its variable-rate obligations primarily due to increases in one-month LIBOR. The Company will also experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury bonds as well as increases in the spread between U.S. Treasury bonds and CMBS.

     CRIIMI MAE has entered into interest rate protection agreements to mitigate the adverse effects of rising interest rates on the amount of interest expense payable under its variable-rate borrowings. The agreements provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index (typically one-month LIBOR), increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. The term of the cap as well as the stated cap rate of the cap, which in all cases is currently above the current rate of the index, will limit the amount of protection that the caps offer.

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

     The table below provides information about the Company's Subordinated CMBS and Insured Mortgage Securities as of December 31, 2000. For Subordinated CMBS and Insured Mortgage Securities, the table presents anticipated principal and interest cash flows based upon the assumptions used in determining the fair value of these securities and the related weighted average interest rates by expected maturity. See Notes 5 and 6 to the Notes to Consolidated Financial Statements for discussion on fair value methodologies used for Subordinated CMBS and Insured Mortgage Securities.

   ESTIMATED PRINCIPAL & INTEREST CASHFLOWS

Assets (in millions) (1)         2001      2002      2003     2004      2005    Thereafter     Total      Fair Value
------------------------        ------    ------    ------   ------    ------  -----------   ---------  ------------
Subordinated CMBS (2) (3)        $ 86.6   $ 86.5    $ 86.6   $ 86.5   $ 86.2    $ 2,157.3    $ 2,589.8    $  852.5
Average Stated Interest Rate        6.9%     6.9%      6.9%     6.9%     6.9%         6.4%

Insured Mortgage
   Securities                    $35.1   $33.3  $33.3  $33.4  $33.4    $  751.3    $  919.8     $385.8
Average Stated Interest Rate       7.6%    7.6%   7.6%   7.6%   7.6%        7.8%

_______________
(1) The Company's Investment in Originated Loans was sold in November 2000 as part of the Company's Reorganization Plan and therefore principal and interest cash flows are no longer presented.

(2) Subordinated CMBS are reflected as two components on the balance sheet, Subordinated CMBS and Other MBS and Subordinated CMBS pledged to creditors. Subordinated CMBS and Other MBS also includes approximately $4.3 million of Other MBS, which are not part of the cash flows presented above.

(3) The estimated cash flows presented are the gross cash flows used by the Company to determine fair value. The cash flows do not include estimated losses, as such assumed losses are reflected in the discount rate in determining fair value.

     The next table provides information about the Company's debt obligations and derivative instruments. This table is based on the Company's debt obligations as of December 31, 2000 and does not account for the contemplated New Debt issued in connection with the Reorganization Plan. For debt obligations, the table presents the contractual principal and interest payments and the related weighted average interest rates by contractual maturity date. For the caps, the table presents the notional amount of the agreement by fiscal year of maturity and weighted average strike price and does not account for a new cap contract purchased in February 2001.

   ESTIMATED PRINCIPAL & INTEREST ON DEBT OBLIGATIONS

Debt Obligations
(in millions)                   2001    2002   2003   2004   2005   Thereafter     Total    Fair Value
-------------                   ----    ----   ----   ----   ----   ----------     -----    ----------
Securitized Mortgage
   Obligations - Fixed Rate     $117.0  $94.6  $87.5  $104.3 $83.8     $537.3     $1,024.5   $661.6
Average Stated Interest Rate      7.0%    7.0%   7.0%   7.0%   7.0%       7.1%

   ESTIMATED PRINCIPAL & INTEREST ON DEBT OBLIGATIONS

Debt Obligations
(in millions)                   2001    2002     2003   2004   2005   Thereafter     Total    Fair Value
-------------                   ----    ----     ----   ----   ----   ----------     -----    ----------
Senior Unsecured Notes (2)      $ 9.1   $108.4                                      $ 117.5     $  94.8
Average Stated Interest Rate      9.1%     9.1%

Variable Rate Secured
   Borrowings (1)                  --       --     --     --     --          --          --          N/A
Average Stated Interest Rate       --       --     --     --     --          --          --

Other Variable Rate (1)            --       --     --     --     --          --          --          N/A
Average Stated Interest Rate       --       --     --     --     --          --          --

Derivative Contracts
(in millions)
-------------

Cap Contracts                   $ 425                                               $   425     $   0.02
Average Strike Rate              6.67%

___________________
(1) These facilities are in default due to the Chapter 11 proceedings. As a result, the maturity dates of these facilities have passed. See Note 8 to the Notes to Consolidated Financial Statements for additional information.

(2) This facility is in default due to the Chapter 11 proceedings, however, the maturity date has not passed as of December 31, 2000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are set forth in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the executive officers and directors of the Company as of March 15, 2001.

          Name                       Age               Position
          ----                       ---               --------

William B. Dockser (1).............   64  Chairman of the Board and Director
H. William Willoughby (1)..........   54  President, Secretary and Director
David B. Iannarone.................   40  Executive Vice President
Cynthia O. Azzara..................   41  Senior Vice President, Chief Financial
                                          Officer and Treasurer
Brian L. Hanson....................   39  Senior Vice President/Servicing
Garrett G. Carlson, Sr. (3)(4)(5)..   63  Director
G. Richard Dunnells(2)(3)(4)(5)....   63  Director
Robert J. Merrick (2)(3)(4)........   56  Director
Robert E. Woods (2)(3)(4)..........   53  Director
John R. Cooper (6).................   53  Director Nominee
Alan M. Jacobs (6).................   52  Director Nominee
Donald J. MacKinnon (6)............   36  Director Nominee
Donald C. Wood (6).................   40  Director Nominee
Michael F. Wurst (6)...............   42  Director Nominee
________

(1)  Member of the Transactional Committee.
(2)  Member of the Audit Committee
(3)  Member of the Compensation and Stock Option Committee
(4)  Member of the Special Reorganization Committee
(5)  Shall resign as a director as of the effective date of the Reorganization
     Plan
(6) Shall be appointed as a director as of the effective date of the Reorganization Plan

     Mr. William B. Dockser, age 64, has been Chairman of the Board of Directors of CRIIMI MAE since 1989. Since the inception of C.R.I., Inc. ("CRI") in 1974, Mr. Dockser has served as Chairman of the Board of Directors of the former advisor to CRIIMI MAE. Mr. Dockser was a co-founder of CRI. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree from Harvard University.

     Mr. H. William Willoughby, age 54, has been President of CRIIMI MAE since 1990. Mr. Willoughby was a co-founder of CRI and has served as its President since its inception in 1974. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

     Mr. David B. Iannarone, age 40, has been Executive Vice President of CRIIMI MAE since December 2000. From 1996 to December 2000, he was Senior Vice President and General Counsel. Mr. Iannarone is responsible for acquisitions of commercial mortgage-backed securities, structured finance, legal affairs and investor relations. From 1991 to 1996, he served with the Federal Deposit Insurance Company/Resolution Trust Company as Counsel-Securities and Finance. Mr. Iannarone received a Master of Law degree from the Georgetown University Law Center, a Juris Doctor degree from the University of Villanova School of Law, and a Bachelor of Arts degree from Trinity College.

     Ms. Cynthia O. Azzara, age 41, has been Chief Financial Officer since 1994, a Senior Vice President since 1995 and Treasurer since 1997 of CRIIMI MAE. Ms. Azzara is responsible for accounting, financial and treasury matters of CRIIMI MAE as well as equity and debt placements in the capital markets. Ms. Azzara is a certified public accountant and holds a Bachelor of Business Administration degree in Accounting from James Madison University, magna cum laude.

     Mr. Brian L. Hanson, age 39, has been a Senior Vice President of CRIIMI MAE since March 1998. From March 1996 to March 1998, he served as Group Vice President of CRIIMI MAE. Mr. Hanson received a Bachelor of Arts degree in Mathematics from Washington and Lee University, cum laude.

     Mr. Garrett G. Carlson, Sr., age 63, has served as a Director of the Company since 1989. Mr. Carlson has served as President of Can-American Realty Corp. and the Canadian Financial Corp. since 1979 and 1974, respectively, and President of Garrett Real Estate Development since 1982. Since 1996, Mr. Carlson has served as a director of Satellite Broadcasting Company.

     Mr. G. Richard Dunnells, age 63, has served as a Director of the Company since 1991. Since 1995, Mr. Dunnells has served as the Hiring Partner of the law firm Holland & Knight.

     Mr. Robert J. Merrick, age 56, has served as a Director of CRIIMI MAE since 1997. Since February 1998, Mr. Merrick has served as the Chief Credit Officer and Director of MCG Capital Corporation. From 1985 to 1997, he served as Executive Vice President and Chief Credit Officer of Signet Banking Company ("Signet"). In addition, while at Signet, Mr. Merrick also served as Chairman of the Credit Policy Committee and was a member of the Asset and Liability Committee, as well as the Management Committee.

     Mr. Robert Woods, age 53, has served as a Director of CRIIMI MAE since 1998. He is currently the Managing Director and head of loan syndications for the Americas at Societe Generale in New York where he has served in that position since 1997. Prior to that, Mr. Woods had been Managing Director and Head of the Real Estate Capital Markets and Mortgage-Backed Securities division at Citicorp since 1991.

Anticipated Board of Directors as of the effective date of the Reorganization
Plan

     On the effective date of the Reorganization Plan, the Company's Board of Directors shall be increased from six to nine directors. On the effective date,
(1) the appointments of John R. Cooper, Alan M. Jacobs, Donald J. MacKinnon, Donald C. Wood, and Michael F. Wurst as new directors and (2) the resignation of Garrett G. Carlson, Sr. and G. Richard Dunnells as directors shall become effective.

     Mr. John R. Cooper, age 53, is a Director Nominee. Mr. Cooper's nomination and appointment will become effective on the effective date of the Reorganization Plan. Mr. Cooper is Senior Vice President, Finance, of PG&E National Energy Group, Inc. and Senior Vice President, Finance, and Chief Financial Officer of PG&E National Energy Group Company, a subsidiary of PG&E National Energy Group, Inc. Mr. Cooper has been with PG&E National Energy Group Company and its predecessor, U.S. Generating Company, since its inception in 1989. PG&E National Energy Group, Inc. owns and operates electric generation and natural gas transmission facilities and markets energy services and products throughout North America.

     Alan M. Jacobs, age 52, is a Director Nominee. Mr. Jacob's appointment will become effective on the effective date of the Reorganization Plan. Mr. Jacobs is a senior financial executive with more than 25 years of experience in business turnarounds and insolvency, corporate restructuring and reorganization, corporate finance and dispute resolution. He was a founding member and former senior partner of Ernst & Young LLP's restructuring and reorganization practice, which he left in September 1999 to form AMJ Advisors LLC ("AMJ"). Mr. Jacobs is President of AMJ. AMJ was the financial advisor for the CMI Equity Committee during its Chapter 11 proceedings. Mr. Jacobs is the president of T&W Financial Corporation and the co-chairman and co-chief executive officer of West Coast Entertainment Corporation, the Chapter 11 Trustee for Apponline.com, Inc. and the Chapter 7 Trustee for Edison Brothers Stores, Inc. Mr. Jacobs is a director of The Singer Sewing Company.

     Donald J. MacKinnon, age 36, is a Director Nominee. Mr. MacKinnon's appointment will become effective on the effective date of the Reorganization Plan. Since September 2000, Mr. MacKinnon has served as chief executive officer of REALM, a leading provider of software technology solutions for the commercial real estate industry. Mr. MacKinnon has served as president of REALM since May 2000. REALM was formed in February 2000 as a roll-up of five technology companies: ARGUS Financial Software, B.J. Murray, CTI Limited,

DYNA, and NewStar Solutions. Prior to joining REALM, Mr. MacKinnon was co-head and co-founder of the Commercial Mortgage Group and manager of the European Asset Securitization Group for Donaldson, Lufkin & Jenrette ("DLJ"), where he managed all of DLJ's commercial mortgage origination, new product development, credit exposure, rating agency relations and securitizations. Prior to joining DLJ in 1992, Mr. MacKinnon worked in the Real Estate Finance Group at Salomon Brothers, Inc. on a variety of commercial real estate debt and equity transactions. Mr. MacKinnon is on the Board of Directors of the National Multi Housing Council where he formerly held the position of chairman of the finance committee.

     Donald C. Wood, age 40, is a Director Nominee. Mr. Wood's appointment will become effective on the effective date of the Reorganization Plan. Mr. Wood has served as the President at Federal Realty Investment Trust (NYSE:FRT) since February 2001 and as Chief Operating Officer since January 2000. He served as Senior Vice President from May 1998 to February 2001. From May 1998 to December 1999, Mr. Wood was Federal Realty Investment Trust's Chief Financial Officer. He is also a member of Federal Realty Investment Trust's three-person Senior Executive Committee. Federal Realty Investment Trust is the owner, manager and developer of 122 retail and mixed-use shopping center and urban real estate assets nationwide. From 1990 to 1998, Mr. Wood was with ITT Corporation, serving as Senior Vice President and Chief Financial Officer of Caesars World, Inc., a wholly owned subsidiary of ITT Corp., from 1996 to 1998. From 1994 to 1996, he was Vice President and Assistant/Deputy Controller for ITT Corp. and from 1990 to 1994 he was ITT's Director of Corporate Reporting and Assistant Director of Management Reporting. Mr. Wood serves as a director of Storetrax.com, an online retail leasing company.

     Michael F. Wurst, age 42, is a Director Nominee. Mr. Wurst's appointment will become effective on the effective date of the Reorganization Plan. Since February 2000, Mr. Wurst has been a principal of Meridian Realty Advisors, Inc. ("Meridian"), a Dallas-based real estate investment firm focusing on out-of-favor or liquidity-challenged sectors and assets. Prior to joining Meridian, Mr. Wurst was a shareholder at the Dallas, Texas, law firm of Munsch, Hardt, Kopf & Harr, P.C., where he practiced commercial bankruptcy and commercial real estate law for nearly 14 years. Mr. Wurst was a member of CRIIMI MAE's CMI Equity Committee during its Chapter 11 proceedings.

Meetings of Directors

     During 2000, the Board of Directors met eight times and acted by unanimous written consent on one occasion. Each member of the Board of Directors attended at least 75% of the meetings of the Board of Directors and the committees on which he served during 2000. Pursuant to the Company's Bylaws, a majority of the Board of Directors shall at all times consist of directors who are not officers or employees of the Company and do not perform any services for the Company other than as a director ("Unaffiliated Directors").

Compensation of Directors

     Directors who are also employees of the Company receive no additional compensation for their services as directors. Each Unaffiliated Director receives (i) an aggregate annual fee of $12,000, (ii) 500 common shares annually, (iii) options to purchase 500 common shares annually and (iv) a fee of $750 (for telephonic meetings) or $1,500 (for in-person meetings) per day for each meeting in which such director participates, including committee meetings held on days when the Board of Directors is not meeting. In addition, the Company reimburses directors (including those employed by the Company as executive officers) for travel and other expenses incurred in connection with their duties as directors of the Company. The Unaffiliated Directors, in addition to the foregoing compensation, received additional compensation for their service on the Special Reorganization Committee. Messrs. Carlson, Dunnells and Merrick each received $25,000 in 1999 and Mr. Woods, as lead director, received $35,000 in 1999. Messrs. Carlson and Dunnells will resign as directors, effective as of the effective date of the Reorganization Plan.

Committees of the Board of Directors

     As of March 15, 2001, the Board of Directors has an Audit Committee, a Compensation and Stock Option Committee, a Transactional Committee and a Special Reorganization Committee. The Company has no nominating or similar committee.

     Audit Committee. As of March 15, 2001, the Board of Directors has an Audit Committee comprised of Messrs. Dunnells, Merrick and Woods, each of whom is an Unaffiliated Director. The functions performed by the Audit Committee are to:
(1) recommend independent auditors to the Company; (2) review the scope of the audit, audit fees, the audit report and the management letter with the Company's independent auditors; (3) review the financial statements of the Company; (4) review and approve non-audit services provided by the independent auditors; and
(5) consult with the independent auditors and management with regard to the adequacy of internal controls. The Audit Committee met six times in 2000.

     Compensation and Stock Option Committee. As of March 15, 2001, the Board of Directors has a Compensation and Stock Option Committee, comprised of Messrs. Carlson, Dunnells, Merrick and Woods, each of whom is an Unaffiliated Director. The Compensation and Stock Option Committee was formed to establish, review and modify the compensation (including salaries and bonuses) of the Company's executive officers, to administer the Employee Stock Option Plan and to perform such other duties as may be delegated to it by the Board of Directors. The Compensation and Stock Option Committee met four times in 2000.

       Transactional Committee. As of March 15, 2001, the Board of Directors has a Transactional Committee comprised of Messrs. Dockser and Willoughby. The Transactional Committee was formed to review and approve certain debt and equity financings, and securitizations and resecuritizations of assets, with certain of the foregoing subject to specific limitations. The Transactional Committee did not meet in 2000.

     Special Reorganization Committee. As of March 15, 2001, the Board of Directors has a Special Reorganization Committee comprised of Messrs. Carlson, Dunnells, Merrick and Woods established in connection with the Company's Chapter 11 proceeding. The Special Reorganization Committee met twice in 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934, as amended, requires each director and executive officer of the Company and each person who owns more than 10% of the Company's common stock to report to the SEC, by a specified date, his, her or its beneficial ownership of, and certain transactions in, the Company's common stock. Except as otherwise noted, based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Company, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all directors, officers and beneficial owners of more than 10% of the common stock have filed on a timely basis Forms 3, 4 and 5 as required in the year ended December 31, 2000. Each director and executive officer not a director filed a delinquent Form 4 reporting an increase in the number of shares subject to their respective stock options due to an adjustment effected as a result of the anti-dilution provisions of the applicable stock option plan. In addition, two delinquent Form 5s were filed to report increases in the number of shares held through indirect ownership of an executive officer as a result of conversions of preferred shares.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation earned during the last three years by the Chairman of the Board of Directors and each of the other four most highly compensated executive officers of the Company whose income exceeded $100,000 during the year ended December 31, 2000 (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE


                                                 Annual Compensation      Long Term Compensation
                                                 -------------------      ----------------------
                                                                          Restricted    Securities
                                                                            Stock       Underlying        All Other
                                     Year      Salary ($)     Bonus ($)     Awards      Options (#)    Compensation ($)
                                     ----      ----------     ---------     ------      ----------     ----------------
William B. Dockser                   2000        $324,500      $      -                         --        $      -
     Chairman of the Board           1999         318,354             -                    125,000               -
                                     1998         285,600        59,000                    225,000         334,916 (1)

H. William Willoughby                2000        $324,500      $      -                         --        $      -
     President and Secretary         1999         318,354             -                    125,000               -
                                     1998         285,600        59,000                    225,000         334,916 (1)

David B. Iannarone                   2000        $267,094      $      -                     12,500        $136,125 (2)
     Executive Vice President        1999         242,812        49,500                     50,000         247,500 (3)
                                     1998         163,882        45,000                     15,000               -

Cynthia O. Azzara                    2000        $267,094      $      -                     12,500        $136,125 (2)
     Senior Vice President,          1999         242,812        49,500                     40,000         247,500 (3)
     Chief Financial Officer         1998         185,150        45,000                     20,000               -
     and Treasurer

Brian L. Hanson                      2000 (4)    $207,740      $106,000                     12,500        $211,750
     Senior Vice President           1999 (5)     188,854        38,500                     25,000         192,500
                                     1998         147,235        40,000                     15,000               -

(1) These amounts represent deferred compensation, which the Company has agreed to pay for services performed in connection with the Merger. These amounts were paid solely from principal and interest received by the Company from CRI in connection with a note receivable acquired by the Company in the Merger. As a result of the Company's Chapter 11 filing, these payments were temporarily suspended.

(2) These amounts represent retention payments made in April 2000 pursuant to the Employee Retention Plan. An additional $136,125 each was paid in January 2001, representing the final retention payment pursuant to the Employee Retention Plan.

(3) These amounts represent aggregate retention payments made in April 1999 and October 1999 pursuant to the Employee Retention Plan.

(4) These amounts represent compensation paid by CMSLP throughout 2000 and long-term incentive payments made in April 2000 and October 2000 pursuant to the CMSLP Long-Term Incentive Plan.

(5) These amounts represent compensation paid by CMSLP throughout 1999 and long-term incentive payments made in April 1999 and October 1999 pursuant to the CMSLP Long-Term Incentive Plan.

          Employment Agreements

     On June 30, 1995, in connection with the Merger, the Company, through its wholly-owned operating subsidiary CM Management, entered into employment agreements with each of Messrs. Dockser and Willoughby. In connection with the adoption of the Employee Retention Plan, such employment agreements were assumed by CM

Management and were amended as of October 5, 1998 (together and as amended, the "Employment Agreements.") The Employment Agreements each expire 45 days after the effective date of the Reorganization Plan and provide that Messrs. Dockser and Willoughby salaries will be adjusted at least annually by the Compensation and Stock Option Committee of the Board of Directors. Each of Mr. Dockser and Mr. Willoughby currently receive a base salary of $324,500. The Employment Agreements require each of Messrs. Dockser and Willoughby to devote a substantial portion of his time to the affairs of the Company and its affiliated entities, except that each of them may devote time to other existing business activities; provided that the time devoted to such other existing business activities does not interfere with the performance of his duties to the Company and its affiliated entities. The agreements define the phrase "substantial portion" to mean all of the time required to perform the services necessary and appropriate for the conduct of the businesses of the Company and its affiliated entities.

     In the event of a change of control, as defined in the Employment Agreements, Messrs. Dockser and Willoughby reserve the right to voluntarily terminate their employment with the Company. Messrs. Dockser and Willoughby are entitled to severance payments in an amount equal to 18 months' base salary upon termination without cause and upon an involuntary resignation for any of the reasons set forth in the Employment Agreements, including a change of control. Messrs. Dockser and Willoughby did not receive any retention payments under the Employment Retention Plan.

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

     On October 7, 1998, the Company entered into an employment agreement with David B. Iannarone that, in connection with the Employee Retention Plan, was assumed by CM Management and was amended as of October 7, 1998 (as amended, the "Iannarone Employment Agreement"). The Iannarone Employment Agreement has a three-year term and provides for minimum base annual compensation of $225,000. In addition, Mr. Iannarone received retention payments, under the Employee Retention Plan, equal to two times his base salary paid semiannually in four equal installments over a two-year period, subject to certain conditions. The fourth and final retention plan payment under the Employee Retention Plan was paid to Mr. Iannarone on January 31, 2001.

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

     In July 1998, the Company entered into a new employment agreement with Ms. Cynthia O. Azzara that, in connection with the adoption of the Employee Retention Plan, was assumed by CM Management and was amended as of October 5, 1998 (as amended, the "Azzara Employment Agreement"). The Azzara Employment Agreement has a three-year term and provides for minimum base annual compensation of $225,000. The Azzara Employment Agreement contains provisions that prohibit Ms. Azzara from competing with the Company and certain of its affiliates for a period not to extend beyond October 5, 2000, subject to certain limited exceptions. In addition, Ms. Azzara received retention payments, under the Employee Retention Plan, equal to two times her base salary paid semiannually in four equal installments over a two-year period, subject to certain conditions. The fourth and final retention plan payment under the Employee Retention Plan was paid to Ms. Azzara on January 31, 2001.

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

     The Employee Stock Option Plan currently provides for grants of stock options to purchase up to 2,828,011 shares of Company common stock (as adjusted from 2,000,000 shares as a result of two separate series of the junior preferred stock dividends paid to common shareholders in November 1999 and November 2000 and consistent with a Bankruptcy Court order limits the full adjustment to 3,059,961 shares of Company common stock, contemplated by the terms and provisions of the Employee Stock Option Plan, until such time as the Company emerges from Chapter 11). The Reorganization Plan contemplates certain amendments to the Employee Stock Option Plan including an increase in the total number of shares of common stock issuable under the Employee Stock Option Plan to 4,500,000. Options granted under the Employee Stock Option Plan may be designated as either "nonqualified stock options" or "incentive stock options." The exercise price for options granted under the Employee Stock Option Plan may not be less than the fair market value of a share of common stock on the date of grant.

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

     The Employee Stock Option Plan is administered by the Compensation and Stock Option Committee. As of March 15, 2001, the Compensation and Stock Option Committee consists of Messrs. Carlson, Dunnells, Merrick and Woods, each of whom is an Unaffiliated Director. Except as permitted by Rule 16b-3(c)(2) under the Exchange Act, options may not be granted under the Employee Stock Option Plan to any member of the Compensation and Stock Option Committee during the term of his or her membership on the Compensation and Stock Option Committee.

     Pursuant to the Employee Retention Plan, options granted after October 5, 1998 will immediately become exercisable upon a change of control.

     The following table sets forth certain information concerning options granted to the Named Executive Officers during the year ended December 31, 2000:

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                         Common Shares
                           Underlying      % of Total Options
                            Options      Granted to Employees   Exercise      Expiration    Grant Date
                            Granted        In Fiscal Year         Price          Date      Present Value
                            -------        -------------          -----          ----      -------------
William B. Dockser               --                --           $     --                     $

H. William Willoughby            --                --           $     --                     $

Cynthia O. Azzara            12,500 (1)         10.13%          $ 1.0625      03/17/2008     $10,240 (2)

David B. Iannarone           12,500 (1)         10.13%          $ 1.0625      03/17/2008     $10,240 (2)

Brian  L Hanson              12,500 (1)         10.13%          $ 1.0625      03/17/2008     $10,240 (2)

(1) These options were granted on March 17, 2000 and will vest in three equal annual installments over three years commencing on the first anniversary of the date of grant.

(2) These values are estimated on the date of grant using the Black-Scholes option pricing model, which produces a per option share value as of March 17, 2000, the grant date, of $0.83 using the following principal assumptions: expected stock price volatility 96.2%, risk free rate of return of 6.44%, dividend yield of 0% and expected life of 5.29 years. No adjustments have been made for forfeitures or non-transferability. The actual value, if any, that the executive officer will realize from these options will depend solely on the increase in the stock price over the option price when the options are exercised.

     The following table provides information concerning the exercise of options during the year ended December 31, 2000 for each of the Named Executive Officers.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2000 AND YEAR END 2000 OPTION VALUES

                                                           Number of Common
                           Common Shares                        Shares
                            Acquired on                 Underlying Unexercised      Value of Unexercised In-the-
                          Exercise During   Value          Options at FY-end          Money Options at FY-end
                               2000        Realized    Exercisable/Unexercisable    Exercisable/Unexercisable (1)
                               ----        --------    -------------------------    -----------------------------
William B. Dockser              -            $ -       1,826,727        242,554        $  -              $  -

H. William Willoughby           -            $ -       2,018,372        242,554        $  -              $  -

Cynthia O. Azzara               -            $ -          93,217         51,307        $  -              $  -

David B. Iannarone              -            $ -          48,514         57,126        $  -              $  -

Brian L. Hanson                 -            $ -          47,540         37,724        $  -              $  -

____________

(1)  There were no unexercised in-the-money options as of December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 29, 2001 by (i) each person known by the Company to be the beneficial owner of more than 5% of its common stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

                                                       Amount and Nature of Common                         Percentage of Common
Name                                                    Shares Beneficially Owned                           Shares Outstanding
-----------------------------------     ----------------------------------------------------          ---------------------------
William B. Dockser                            6,502,296  (1)(2)                                                  6.2%
H. William Willoughby                         6,497,377  (1)(3)                                                  6.2%
Garrett G. Carlson, Sr.                          20,992  (4)                                                       *
G. Richard Dunnells                              27,884  (5)                                                       *
Robert J. Merrick                                 6,746  (6)                                                       *
Robert E. Woods                                   3,373  (7)                                                       *
Cynthia O. Azzara                               189,903  (8)                                                       *
Brian L Hanson                                   82,979  (9)                                                       *
David B. Iannarone                               82,053  (10)                                                      *

Gotham Partners L.P.
Gotham Partners III
Gotham International Advisors LLC     See footnote below (11)
 110 East 42/nd/  Street, 18/th/ Floor
 New York, NY 10017

All Directors and Executive Officers        13,407,404  (1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(12)                     12.7%
    as a Group (9 persons)

__________________
*Less than 1%.

(1) Includes 6,199 common shares owned by CRI of which Messrs. Dockser and Willoughby are the sole shareholders.
(2) Includes 2,873,020 shares available upon exercise of presently exercisable options or those exercisable within 60 days. Includes 131,592 common shares held by Mr. Dockser's wife, 156,817 common shares held by the William B. Dockser '59 Charitable Lead Annuity Trust (for which Mr. Dockser has sole voting power) and 250,907 common shares held by the Dockser Family Foundation (for which Mr. Dockser has sole voting power).
(3) Includes 3,160,458 shares available upon exercise of presently exercisable options or those exercisable within 60 days. Includes 97,234 common shares held by the estate for Mr. Willoughby's wife, 49,827 common shares held by Mr. Willoughby's parents, 22,555 common shares held by Mr. Willoughby's son and 9,217 common shares held by Mr. Willoughby's daughter.
(4) Includes 4,492 shares available upon exercise of presently exercisable options or those exercisable within 60 days. Includes 1,000 common shares held by Mr. Carlson's wife and 15,500 common shares held by a partnership for which Mr. Carlson is the sole general partner.
(5) Includes 4,492 shares available upon exercise of presently exercisable options or those exercisable within 60 days.
(6) Includes 2,746 shares available upon exercise of presently exercisable options or those exercisable within 60 days.
(7) Includes 1,873 shares available upon exercise of presently exercisable options or those exercisable within 60 days.
(8) Includes 152,335 shares available upon exercise of presently exercisable options or those exercisable within 60 days.
(9) Includes 82,979 shares available upon exercise of presently exercisable options or those exercisable within 60 days.
(10) Includes 81,553 shares available upon exercise of presently exercisable options or those exercisable within 60 days and 500 shares held by Mr. Iannarone's father.
(11) Based on a Schedule 13G filed by Gotham Partners, L.P., Gotham Partners III, L.P. and Gotham International Advisors L.L.C., ("Gotham") in September 2000, such entities collectively held 6,043,000 common shares, for which they held sole voting and investment power. According to Bloomberg and other similar reporting services, Gotham filed a Schedule 13 F reporting 102,888 common shares held as of December 2000.
(12) Includes 6,363,948 available upon exercise of presently exercisable options or those exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company maintains its headquarters office in Rockville, Maryland. Pursuant to an administrative services agreement with CRI which was entered into in connection with the Merger (the "CRI Administrative Services Agreement"), CRI is obligated to provide the Company and its subsidiaries with certain administrative office, facility and other services, at cost, with respect to certain aspects of the Company's business. The Company intends to use the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by the Company or provided by another service provider. The CRI Administrative Services Agreement is terminable on 30 days' notice at any time by the Company. The Company and its subsidiaries paid charges under the CRI Administrative Services Agreement of $151,171 and $182,691 for the years ended December 31, 2000 and 1999, respectively.

     In June 1997, a subsidiary of the Company acquired a Holiday Inn Express hotel in Nashville, Tennessee in a foreclosure sale from a commercial mortgage-backed security trust. In connection with such purchase, the subsidiary-owner of the hotel entered into a hotel management agreement (the "Hotel Management Agreement") with Capitol Hotel Group International, Inc. ("CHGI"), a Maryland company partially owned by Messrs. Dockser and Willoughby. The Hotel Management Agreement provides that in exchange for the hotel management and operating duties set forth in the agreement, CHGI will receive an annual management fee in an amount equal to four percent of the total annual revenues of the hotel plus twenty percent of the annual net profit of the hotel. For the years ended December 31, 2000 and 1999, the Company paid a total of $34,698 and $61,077, respectively, to CHGI pursuant to the Hotel Management Agreement. Prior to entering into the Hotel Management Agreement, the Company received a written opinion from an independent hotel consulting and appraisal company that the terms of the Hotel Management Agreement were reasonable and within industry standards. This real estate property was sold to a third party in July 2000 and the Hotel Management Agreement was terminated.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  List of documents filed as part of this report:

          1 and 2.  Financial Statements and Financial Statement Schedules


                                                                  Page
Description                                                     Number(s)
-----------                                                     ---------

Report of Independent Public Accountants......................     F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999..     F-2

Consolidated Statements of Income and Comprehensive Income
  for the years ended December 31, 2000, 1999 and 1998........     F-3

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 2000, 1999 and 1998........     F-4

Consolidated Statements of Cash Flows
  for the years ended December 31, 2000, 1999 and 1998........     F-5

Notes to Consolidated Financial Statements....................     F-6


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

     (a) 3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

               Exhibit No. 2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession.

                        a. Joint Plan of Reorganization of CRIIMI MAE Inc. and its affiliates (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 24, 1999).

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

                        d. Third Amended Joint Plan of Reorganization of CRIIMI MAE Inc. and its affiliates CRIIMI MAE Holdings II, L.P. and CRIIMI MAE Management, Inc. (as supplemented and amended by praecipes filed with the United States Bankruptcy Court for the District of Maryland, Greenbelt on July 13, 14 and 21, 2000 (incorporated by reference from Exhibit 2 to the Form 8-K filed with the Securities and Exchange Commission on September 22, 2000).

                        e. Amended Praecipe, dated December 8, 2000, filing the Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14, 21 and November 22, 2000, of CRIIMI MAE Inc., CRIIMI MAE Holdings II, L.P. and CRIIMI MAE Management, Inc., as confirmed by the United States Bankruptcy Court for the District of Maryland, Greenbelt Division on November 22, 2000 (incorporated by reference from
                             Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on December 28,
                             2000).

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

                        d. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. designating 150,000 shares of the Company's Preferred Stock as "Series A Cumulative Convertible Preferred Stock" (incorporated by reference from Exhibit 4.1 to the S-3 registration statement filed with the Securities and Exchange Commission on June 26,
                             1996).

                        e. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. reclassifying 150,000 shares of the Corporation's "Series A Cumulative Convertible Preferred Stock" to authorized but unissued shares of the Corporation's preferred stock (incorporated by reference from Exhibit 3(e) to the Annual Report on Form 10-K for
                             1999).

                        f. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. designating 3,000,000 shares of the Company's Preferred Stock as "Series B Cumulative Convertible Preferred Stock" (incorporated by reference from Exhibit 4.1 to the S-3 registration statement filed with the Securities and Exchange Commission on August 7,
                             1996).

                        g. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. designating 300,000 shares of the Company's Preferred Stock as "Series C Cumulative Convertible Preferred Stock" (incorporated by reference from Exhibit 4.1 to the 8-K filed with the Securities and Exchange Commission on September 23, 1997).

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

                        k. Articles of Amendment to Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. in respect of the Series E Cumulative Convertible Preferred Stock (incorporated by reference from Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on September 14,
                             2000).

                        l. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. designating 1,610,000 shares of the Company's Preferred Stock as "Series F Redeemable Cumulative Dividend Preferred Stock" (incorporated by reference from Exhibit 3(k) to the Annual Report on Form 10-K for
                             1999).

                        m. Certificate of Correction of Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. in respect of Series F Redeemable Cumulative Dividend Preferred Stock (incorporated by reference from Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on September 14,
                             2000).

                        n. Articles Supplementary to the Articles of Incorporation of CRIIMI MAE Inc. for the issuance of a new series of $10 face value Series G Redeemable Cumulative Dividend Preferred Stock (incorporated by reference from Exhibit 3.3 to the Form 8-K filed with the Securities and Exchange Commission on September 14, 2000).

                        o. Agreement and Articles of Merger between CRIIMI MAE Inc. and CRI Insured Mortgage Association, Inc. as filed with the Office of the Secretary of the State of Delaware (incorporated by reference from Exhibit 3(f) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

                        p. Agreement and Articles of Merger between CRIIMI MAE Inc. and CRI Insured Mortgage Association, Inc. as filed with the State Department of Assessment and Taxation for the State of Maryland (incorporated by reference from Exhibit 3(g) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

                        q. Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of June 1, 1995 between CRIIMI MAE Management, Inc. and CRIIMI MAE Services, Inc. (incorporated by reference from Exhibit 3(n) to the Annual Report on Form 10-k for 1995).

                        r. First Amendment to the Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of December 31, 1995 between CRIIMI MAE Management Inc. and CRIIMI MAE Services, Inc. (incorporated by reference from Exhibit 3(g) to the Annual Report on Form 10-K for
                             1998).

                        s. Second Amendment to the Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of January 2, 1997 between

                             CRIIMI MAE Management Inc. and CRIIMI MAE Services, Inc. (incorporated by reference from Exhibit 3(h) to the Annual Report on Form 10-K for 1998).

                        t. Third Amendment to the Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of December 31, 1997 between CRIIMI MAE Management Inc. and CRIIMI MAE Services, Inc. (incorporated by reference from Exhibit 3(i) to the Annual Report on Form 10-K for
                             1998).

                        u. Articles of Merger merging CRI Acquisition, Inc., CRICO Mortgage Company, Inc. and CRI/AIM Management, Inc. into CRIIMI MAE Management, Inc. (incorporated by reference from Exhibit 10(i) to the Annual Report on Form 10-K for 1995).


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

               kk. Bylaws of CRIIMI MAE Financial Corporation III (incorporated by reference from Exhibit 3(t) to the Annual Report on Form 10-K for 1995).

               ll. Certificate of Incorporation of CRIIMI MAE QRS 1, Inc. (incorporated by reference from Exhibit 3(p) to the Annual Report on Form 10-K for 1996).

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

               ww. Certificate of Limited Partnership of CRIIMI MAE Holdings II, L.P. (incorporated by reference from
                         Exhibit 10(uu) to the Annual Report on Form 10-K for
                         1998).

               xx. Limited Partnership Agreement of CRIIMI MAE Holdings II, L.P. effective as of June 4, 1998 between CRIIMI MAE Inc. and CRIIMI MAE Services Limited Partnership (incorporated by reference from Exhibit 10(vv) to the Annual Report on Form 10-K for 1998).

               yy. Installment Note dated June 30, 1995 between CRIIMI MAE Services, Inc. and CRI/AIM Management, Inc. (incorporated by reference from Exhibit 4(oo) to the Annual Report on Form 10-K for 1995).

               zz. Installment Note dated June 30, 1995 between CRIIMI MAE Services, Inc. and CRICO Mortgage Company, Inc. (incorporated by reference from Exhibit 4(pp) to the Annual Report on Form 10-K for 1995).

               aaa. $9,100,000 Credit Agreement dated as of June 30, 1995 between CRIIMI MAE Management, Inc. and Signet Bank/Virginia (incorporated by reference from Exhibit 4(qq) to the Annual Report on Form 10-K for 1995).

               bbb. Loan Note dated June 30, 1995 between CRIIMI MAE Management, Inc. and Signet Bank/Virginia (incorporated by reference from Exhibit 4(rr) to the Annual Report on Form 10-K for 1995).

               ccc. Modification of Interest Rate dated August 22, 1995 for the Credit Agreement Dated as of June 30, 1995 between CRIIMI MAE Management, Inc. and Signet Bank/Virginia (incorporated by reference from Exhibit 4(ss) to the Annual Report on Form 10-K for 1995).

               ddd. Guaranty dated June 30, 1995 entered into by CRIIMI MAE Inc. in favor of and for the benefit of Signet Bank/Virginia (incorporated by reference from Exhibit 4(tt) to the Annual Report on Form 10-K for 1995).

               eee. First Amendment to Guaranty dated September 21, 1995 entered into by CRIIMI MAE Inc., in favor of and for the benefit of Signet Bank/ Virginia (incorporated by reference from Exhibit 4(yy) to the Annual Report on Form 10-K for 1995).

               fff. Second Amendment to Guaranty dated September 21, 1995 entered into by CRIIMI MAE Inc., in favor of and for the benefit of Signet Bank/ Virginia (incorporated by reference from Exhibit 4(zz) to the Annual Report on Form 10-K for 1995).

               ggg. Option agreement between CRIIMI MAE Inc. and William B. Dockser (incorporated by reference from Exhibit No. 4(a) to the registration statement on Form S-8 filed January 16, 1996).

               hhh. Option agreement between CRIIMI MAE Inc. and H. William Willoughby (incorporated by reference from Exhibit No. 4(b) to the registration statement on Form S-8 filed January 16, 1996).

               iii. Form of Option Agreement for Cynthia O. Azzara, Frederick J. Burchill, Jay R. Cohen and Deborah A. Linn (incorporated by reference from Exhibit No. 4(d) to the registration statement on Form S-8 filed January 16,
                         1996).

               jjj. Form of Option Agreement for other key employees (incorporated by reference from Exhibit No. 4(e) to the registration statement on Form S-8 filed January 16,
                         1996).

               kkk. Master Assignment Agreement dated September 25, 1997 between CRIIMI MAE Inc. and Merrill Lynch Mortgage Capital Inc. (incorporated by reference from Exhibit 4
                         (eeee) to the Annual Report on Form 10-K for 1997).

          Exhibit No. 21 - Registrant.

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

               cc. Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered November 10, 1999 (incorporated by reference from Exhibit 99(cc) to the Annual Report on Form 10-K for 1999).

               dd. Stipulation and Consent Order providing Merrill Lynch Mortgage Capital Inc. with adequate protection of its interest in the Collateral Securities entered on December 3, 1999 (incorporated by reference from
                         Exhibit 99(dd) to the Annual Report on Form 10-K for
                         1999).

               ee. Stipulation and Consent Order Regarding Adversary Proceeding (Morgan Stanley and Co. International Limited) entered on February 24, 2000 (incorporated by reference from Exhibit 99(ee) to the Annual Report on Form 10-K for 1999).

               ff. Second Stipulation and Agreed Order (i) Authorizing Use of Cash Collateral and (ii) Granting Other Relief among CMI, First Union National Bank, and the Official Committee of Unsecured Creditors of CMI. entered on March 28, 2000 (incorporate by reference from Exhibit 99(ff) to the Annual Report on Form 10-K for 1999).

               gg. Stipulation of Dismissal with Prejudice of Adversary Proceeding (Morgan Stanley and Co. International Limited) entered on March 3, 2000 (incorporated by reference from Exhibit 99(gg) to the Annual Report on Form 10-K for 1999).

               hh. Stipulation Extending Wells Fargo Standstill (Morgan Stanley and Co. International Limited) entered January 27, 2000 (incorporated by reference from Exhibit 99(hh) to the Annual Report on Form 10-K for 1999).

               ii. Stipulation and Order Regarding Proceeds Received by the Debtor from the Sale of the Wells Fargo Bonds entered on February 28, 2000 (incorporated by reference from Exhibit 99(ii) to the Annual Report on Form 10-K for 1999).

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

               ll. Stipulation and Consent Order selling certain commercial mortgage-backed securities to Lehman Ali Inc. free and clear of liens, claims and encumbrances entered April 19, 2000 (incorporated by reference from Exhibit 99(a) to the Quarterly Report on Form 10-Q for quarter ended March 31, 2000.

               mm. Stipulation Resolving Objection to Shareholder Plaintiffs to Debtors' Amended Joint Disclosure Statement entered April 24, 2000 (incorporated by reference from Exhibit 99(a) to the Quarterly Report to Form 10-Q for quarter June 30, 2000).

               nn. Expedited Motion to Clarify Order Granting Authority for Debtor to Take Necessary Actions to Implement Sale of Brick Church Property entered by the United States Bankruptcy Court for the District of Maryland, Greenbelt on June 26, 2000 (incorporated by reference from Exhibit 99(b) to the Quarterly Report on Form 10-Q for quarter ended June 30, 2000).

               oo. Order and Ruling Upon Objection to Debtors' Second Amended Disclosure Statement entered by the United States Bankruptcy Court for the District of Maryland, Greenbelt on July 12, 2000 and Memorandum Opinion entered by the United States Bankruptcy Court for the District of Maryland, Greenbelt on July 12, 2000 (incorporated by reference from Exhibit 99(c) to the Quarterly Report on Form 10-Q for quarter ended June 30, 2000).

               pp. Motion for Entry of an Order Amending Stipulation and Agreed Order Selling certain Commercial Mortgage-Backed Securities to German American Capital Corporation Free and Clear of Liens, Claims and Encumbrances entered August 3, 2000 (incorporated by reference from Exhibit 99(d) to the Quarterly Report on Form 10-Q for quarter ended June 30, 2000).

               qq. Notice of Motion to Approve Stipulation and Consent Order Selling Certain Commercial Mortgage-Backed Securities to Lehman Ali, Inc. Free and Clear of Liens, Claims and Encumbrances entered March 21, 2000 (incorporated by reference from Exhibit 99(a) to the Quarterly Report on Form 10-Q for quarter ended September 30, 2000).

               rr. Notice of Motion to Approve Stipulation and Consent Order Selling Certain Commercial Mortgage-Backed Securities to ORIX Real Estate Capital Markets, LLC Free and Clear of Liens, Claims and Encumbrances and Compromising and Settling Claims entered on September 21, 2000 (incorporated by reference from Exhibit 99(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

               ss. Notice of Motion to Approve Stipulation and Consent Order Regarding Application of MCFI Bond Proceeds entered on September 22, 2000 (incorporated by reference from Exhibit 99(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

               tt. Order and Ruling Upon Objection to Debtors' Proposed Second Amended Joint Disclosure Statement entered on July 12, 2000 and a Memorandum Opinion pertaining to such objection entered by the Bankruptcy Court on July 12, 2000 (incorporated by reference from Exhibit 99.1 to the Form 8-K filed with the Securities and Exchange Commission on July 20, 2000).

               uu. The Debtors' Second Amended Joint Disclosure Statement (as supplemented and amended by praecipes filed with the Bankruptcy Court on July 13 and 21 and August 18, 2000 "Disclosure Statement") (incorporated by reference from Exhibit 99.6 to the Form 8-K filed with the Securities and Exchange Commission on September 22,
                         2000).

               vv. Order entered by the Bankruptcy Court on August 24, 2000 (i) approving the disclosure statement; (ii) fixing the time within which creditors and equity interest holders may vote to accept or reject the plan;
                         (iii) fixing date, time and place for hearing on confirmation of the plan; (iv) approving form of ballots and voting procedures; and (v) approving manner of notice

                         (incorporated by reference from Exhibit 99.2 to the Form 8-K filed with the Securities and Exchange Commission on September 22, 2000).

               ww. Stipulation and Consent Order selling certain Commercial Mortgage-Backed Securities to ORIX Real Estate Capital Markets, LLC Free and Clear of Liens, Claims and Encumbrances and Compromising and Settling claims entered by the Bankruptcy Court on October 12, 2000 (incorporated by reference from Exhibit 99(g) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

               xx. Amendment to Agreed Proceeds in Connection with Stipulation and Consent Order selling certain Commercial Mortgage-Backed Securities to ORIX Real Estate Capital Markets, LLC Free and Clear of Liens, Claims and Encumbrances and Compromising and Settling Claims entered by the Bankruptcy Court on October 30, 2000 (incorporated by reference from Exhibit 99(h) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

               yy. Tally of Ballots Voting on the Debtors' Plan filed on November 9, 2000 (incorporated by reference from
                         Exhibit 99(i) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

               zz. Stipulation and Consent Order regarding the Capital Company of America's Proof of Claim No. 254 entered on November 15, 2000 (filed herewith).

               aaa. Order confirming Debtors' Third Amended Joint Plan of Reorganization entered by the United States Bankruptcy Court for the District of Maryland, Greenbelt on November 22, 2000 (incorporated by reference from
                         Exhibit 99.1 to the Form 8-K filed with the Securities and Exchange Commission on December 28, 2000).

               bbb. CMBS Sale Portfolio Schedule in support of the confirmation order of the Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14, and 21 and November 22, 2000) filed with the Bankruptcy Court on November 15, 2000 (incorporated by reference from Exhibit 99.1 to the Form 8-K filed with the Securities and Exchange Commission on January 22,
                         2001).

               ccc. Definition of Distribution Record in support of the confirmation order of the Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14, and 21 and November 22, 2000) filed with the Bankruptcy Court on November 15, 2000 (incorporated by reference from Exhibit 99.2 to the Form 8-K filed with the Securities and Exchange Commission on January 22,
                         2001).

               ddd. Unaudited Pro Forma Consolidated Financial Statements and Projected Financial Information in support of the confirmation order of the Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14, and 21 and November 22, 2000, the "Plan") filed with the Bankruptcy Court on November 15, 2000 (incorporated by reference from Exhibit 99.3 to the Form 8-K filed with the Securities and Exchange Commission on January 22, 2001).

               eee. Liquidation Analysis in support of the confirmation order of the Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14, and 21 and November 22, 2000, the "Plan") filed with the Bankruptcy Court on November 15, 2000 (incorporated by reference from Exhibit 99.4 to the Form 8-K filed with the Securities and Exchange Commission on January 22,
                         2001).

     (b)  Reports on Form 8-K

                Date                                   Purpose
                ----                                   -------

          December 28, 2000             To report (1) the Amended Praecipe,
                                        dated December 8, 2000, filing the Third
                                        Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July
                                        13, 14, 21, August 18 and November 22,
                                        2000, the "Plan") of CRIIMI MAE Inc.,
                                        CRIIMI MAE Holdings II, L.P. and CRIIMI
                                        MAE Management, Inc. (collectively, the
                                        "Debtors") as confirmed by the United
                                        States Bankruptcy Court for the District of Maryland, Greenbelt Division on
                                        November 22, 2000; (2) the Order entered by the Bankruptcy Court on November 22,
                                        2000 confirming the Debtors' Plan; and
                                        (3) a press release issued by CRIIMI MAE
                                        Inc. on November 27, 2000 announcing the
                                        Bankruptcy Court's confirmation of the
                                        Debtors' Plan.

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

                                 CRIIMI MAE INC.

April 11, 2001                   /s/ William B. Dockser
----------------                 --------------------------------
DATE                             William B. Dockser
                                 Chairman of the Board and
                                 Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


April 11, 2001                   /s/ William B. Dockser
-------------------------        --------------------------------
DATE                             William B. Dockser
                                 Chairman of the Board and
                                 Principal Executive Officer


April 16, 2001                   /s/ H. William Willoughby
-------------------------        --------------------------------
DATE                             H. William Willoughby
                                 Director, President and
                                 Secretary


April 16, 2001                   /s/ Cynthia O. Azzara
-------------------------        --------------------------------
DATE                             Cynthia O. Azzara
                                 Senior Vice President, Chief
                                 Financial Officer and Treasurer


April 13, 2001                   /s/ Garret G. Carlson, Sr.
-------------------------        --------------------------------
DATE                             Garret G. Carlson, Sr.
                                 Director


April 12, 2001                   /s/ G. Richard Dunnells
-------------------------        --------------------------------
DATE                             G. Richard Dunnells
                                 Director


April 12, 2001                   /s/ Robert J. Merrick
-------------------------        --------------------------------
DATE                             Robert J. Merrick
                                 Director

April 11, 2001                   /s/ Robert E. Woods
-------------------------        --------------------------------
DATE                             Robert E. Woods
                                 Director

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
 CRIIMI MAE Inc.:

     We have audited the accompanying consolidated balance sheets of CRIIMI MAE Inc. (CRIIMI MAE) and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of CRIIMI MAE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRIIMI MAE and its subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

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

Arthur Andersen LLP
Vienna, Virginia
April 11, 2001

                                 CRIMI MAE INC
                          CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
                                                                                   -----------------------------------
                                                                                      2000                   1999
                                                                                   ----------------   ----------------
Assets:
 Mortgage assets:
  Subordinated CMBS and Other MBS, at fair value                                   $  109,266,975     $   142,435,429
  Subordinated CMBS pledged to creditors, at fair value                               747,579,293       1,036,927,670
  Insured mortgage securities, at fair value                                          385,751,407         394,857,239
  Investment in originated loans, at amortized cost                                            -          470,204,780
 Equity investments                                                                    33,779,658          34,929,523
 Receivables                                                                           41,003,072          69,483,337
 Other assets                                                                          38,043,461          53,276,333
 Restricted cash and cash equivalents                                                  95,846,001          38,036,624
 Other cash and cash equivalents                                                      106,569,778          53,510,311
                                                                                  ---------------     ---------------
Total assets                                                                      $ 1,557,839,645     $ 2,293,661,246
                                                                                  ===============     ===============
Liabilities:
 Liabilities not subject to Chapter 11 proceedings:
 Securitized mortgage obligations:
 --------------------------------
  Collateralized bond obligations- CMBS                                          $    280,520,265     $   278,165,968
  Collateralized mortage obligations-
   insured mortgage securities                                                        364,649,925         378,711,602
  Collateralized mortgage obligations-
   originated loans                                                                             -         399,768,513
 Payables and accrued expenses                                                         33,415,632          29,886,888
 Liabilities subject to Chapter 11 proceedings:
 Secured:
 -------
  Variable-rate secured borrowings-CMBS                                               367,535,895         732,904,775
  Other financing facilities                                                            1,300,000           3,050,000
  Payables and accrued expenses                                                         2,166,936          26,455,952
 Unsecured:
 ---------
  Senior unsecured notes                                                              100,000,000         100,000,000
  Other financing facilities                                                           89,749,522          89,749,522
  Payables and accured expenses                                                        50,243,454          35,619,440
                                                                                  ---------------     ---------------
Total liabilities                                                                   1,289,581,629       2,074,312,660
                                                                                  ---------------     ---------------
Shareholders' equity:
 Convertible preferred stock, $0.01 par; 25,000,000
  shares authorized; 6,124,527 and 2,647,124 shares
  issued and outstanding, respectively                                                     61,245              26,471
 Common stock, $0.01 par; 120,000,000 shares
  authorized; 62,353,170 and 59,954,604 shares
  issued and outstanding, respectively                                                    623,532             599,546
 Accumulated other comprehensive income                                                (3,019,679)       (207,421,788)
 Additional paid-in capital                                                           611,935,164         574,579,272
 Accumulated deficit                                                                 (341,342,246)       (148,434,915)
                                                                                  ---------------     ---------------
Total shareholders' equity                                                            268,258,016         219,348,586
                                                                                  ---------------     ---------------
Total liabilities and shareholders' equity                                        $ 1,557,839,645     $ 2,293,661,246
                                                                                  ===============     ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                                CRIIMI MAE INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME

                                                                             For the years ended December 13,
                                                                 --------------------------------------------------------
                                                                       2000                 1999                1998
                                                                 ---------------      ---------------     ---------------
Interest income:
 Subordinated CMBS                                               $   137,072,372      $   154,205,383     $   143,656,307
 Insured mortgage securities                                          30,668,228           33,405,171          43,062,743
 Originated loans                                                     27,511,041           34,712,674          20,588,112
                                                                 ---------------      ---------------     ---------------
 Total interest income                                               195,251,641          222,323,228         207,307,162
                                                                 ---------------      ---------------     ---------------
Interest and related expenses:
 Fixed-rate collateralized bond obligations-CMBS                      25,345,519           22,054,939           8,945,570
 Fixed-rate collateralized mortgage obligations-
   insured securities                                                 30,211,712           33,382,959          39,503,033
 Fixed-rate collateralized mortgage obligations-
   original loans                                                     22,716,109           27,479,268          14,772,782
 Fixed-rate senior unsecured notes                                     9,125,004            9,125,004           9,689,621
 Variable-rate secured borrowings-CMBS                                43,785,955           52,195,828          59,628,760
 Other financing facilities                                            8,182,070            7,098,832           3,728,665
                                                                 ---------------      ---------------     ---------------
 Total interest expense                                              139,366,369          151,336,830         136,268,431
                                                                 ---------------      ---------------     ---------------

Net interest margin                                                   55,885,272           70,986,398          71,038,731
                                                                 ---------------      ---------------     ---------------

 Equity in earnings (losses) from investments                          1,512,005           (1,243,562)          2,617,728
 Other income                                                          4,915,320            3,024,068           4,278,878
 Net gain on mortgage security dispositions                              279,815            2,127,691           1,196,499
 Gain on originated loan dispositions                                    244,580              403,383                   -
 General and administrative expenses                                 (11,301,385)         (12,049,256)        (14,623,407)
 Amortization of assets acquired in the Merger                        (2,877,576)          (2,877,576)         (2,877,576)
 Unrealized loss on warehouse obligation                                       -           (8,000,000)        (30,378,173)
 Litigation expense                                                   (2,500,000)                   -                   -
 Impairment on CMBS                                                 (143,478,085)                   -                   -
 Reorganization items:
  Other                                                               (4,950,677)         (22,003,128)         (9,856,947)
  Impairment on CMBS-Reorganization item                             (15,832,817)        (156,896,831)                  -
  Loss on REO                                                           (924,283)                   -                   -
  Gain on sale of CMBS                                                 1,481,029                    -
  Loss on originated loans                                           (45,845,712)                   -                   -
 Realized loss on reverse repurchase obligation                                -                    -          (4,503,177)
 Gain on sale of CBO-2                                                         -                    -          28,800,408
 Write-off of capitalized loan origination costs                               -                    -          (3,284,037)
                                                                 ---------------      ---------------     ---------------
                                                                    (219,277,786)        (197,515,211)        (28,629,804)
 Minority interest in net income of consolidated subsidiary                    -                    -             (40,334)
                                                                 ---------------      ---------------     ---------------
 Net (loss) income before extraordinary item                        (163,392,514)        (126,528,813)         42,368,593
 Extraordinary item-gain on debt extinguishment                       14,808,737                    -                   -
                                                                 ---------------      ---------------     ---------------
 Net (loss) income before dividends accrued
     or paid on preferred shares                                    (148,583,777)        (126,528,813)         42,368,593
 Dividends accrued or paid on preferred shares                        (6,911,652)          (5,840,152)         (6,997,859)
                                                                 ---------------      ---------------     ---------------
 Net (loss) income available to common shareholders              $  (155,495,429)     $  (132,368,965)    $    35,370,734
                                                                 ===============      ===============     ===============
 Net (loss) income available to common shareholders
     per common share:
   Basic-before extraordinary item                                        ($2.74)              ($2.45)    $          0.75
                                                                 ===============      ===============     ===============

   Basic-after extraordinary item                                         ($2.50)              ($2.45)    $          0.75
                                                                 ===============      ===============     ===============
   Diluted-after extraordinary item                                       ($2.50)              ($2.45)    $          0.74
                                                                 ===============      ===============     ===============

 Shares used in computing basic earnings per share                    62,144,788           53,999,782          47,280,371
                                                                 ---------------      ---------------     ---------------
 Comprehensive Income:
 Net (loss) income before dividends accrued on preferred shares  $  (148,583,777)     $  (126,528,813)    $    42,368,593
 Other comprehensive income (loss)                                   204,402,109           43,833,521        (252,338,120)
                                                                 ---------------      ---------------     ---------------

   Comprehensive income (loss)                                   $    55,818,332      $   (82,695,292)    $  (209,969,527)
                                                                 ===============      ===============     ===============

 The accompanying notes are an integral part of these consolidated financial statements.

                                CRIIMI MAE INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

             For the years ended December 31, 2000, 1999 and 1998

                                                  Preferred     Common      Accumulated Other
                                                  Stock Par    Stock Par      Comprehensive     Additional Paid-in     Accumulated
                                                    Value        Value          Income              Capital              Deficit
                                                ------------ -----------   ------------------  -------------------   --------------
Balance at December 31, 1997                     $ 18,294    $ 406,703       $  1,082,811        $  448,524,552     $           -
   Net income                                           -            -                  -                     -        42,368,593
   Dividends paid or accrued on
     preferred shares                                   -            -                  -                     -        (6,997,859)
   Dividends of $0.75 per weighted
     average common share                               -            -                  -                     -       (35,370,734)
   Return of capital of $0.42 per
     weighted average share                             -            -                  -           (19,582,467)                -
   Conversion of preferred shares
     into common shares                            (2,624)      49,464                  -               (46,840)                -
   Stock options exercised                                         897                  -               827,176                 -
   Adjustment to unrealized gains
     on investments                                     -            -          4,016,052                     -                 -
   Adjustment to unrealized losses
     on investments                                     -            -       (256,354,172)                    -                 -
   Shares issued                                    2,500       77,345                  -           133,908,587                 -
   Treasury shares retired                              -       (5,428)                 -            (5,045,945)                -
                                                 --------   ----------       ------------        --------------     -------------
Balance at December 31, 1998                       18,170      528,981       (251,255,309)          558,585,063                 -
   Net loss                                             -            -                  -                     -      (126,528,813)
   Dividends accrued on preferred
     shares                                             -            -                  -                     -        (5,840,152)
   Conversion of Preferred shares
     into common shares                            (7,765)      70,545                  -               (62,780)                -
   Common shares issued                                 -           20                  -                 7,105                 -
   Adjustment to unrealized losses
     on investments                                     -            -         43,833,521                     -                 -
   Preferred shares issued                         16,066            -                  -            16,049,884       (16,065,950)
                                                 --------   ----------       ------------        --------------     -------------
Balance at December 31, 1999                       26,471      599,546       (207,421,788)          574,579,272      (148,434,915)
   Net loss                                             -            -                  -                     -      (148,583,777)
   Dividends accrued on preferred
     shares                                             -            -                  -                     -        (6,911,652)
   Conversion of preferred shares
     into common shares                            (2,638)      23,966                  -               (21,328)                -
   Common shares issued                                 -           20                  -                 2,730                 -
   Adjustment to unrealized losses
     on investments                                     -            -        204,402,109                     -                 -
   Preferred shares issued                         37,412            -                  -            37,374,490       (37,411,902)
                                                 --------   ----------       ------------        --------------     -------------
Balance at December 31, 2000                     $ 61,245    $ 623,532       $ (3,019,679)       $  611,935,164     $(341,342,246)
                                                 ========   ==========       ============        ==============     =============

                                                                       Total
                                                                    Shareholders'
                                              Treasury Stock          Equity
                                              --------------      ----------------
Balance at December 31, 1997                   $ (5,051,373)      $ 444,980,987
   Net income                                             -          42,368,593
   Dividends paid or accrued on
     preferred shares                                     -          (6,997,859)
   Dividends of $0.75 per weighted
     average common share                                 -         (35,370,734)
   Return of capital of $0.42 per
     weighted average share                               -         (19,582,467)
   Conversion of preferred shares
     into common shares                                   -                   -
   Stock options exercised                                -             828,073
   Adjustment to unrealized gains
     on investments                                       -           4,016,052
   Adjustment to unrealized losses
     on investments                                       -        (256,354,172)
   Shares issued                                          -         133,988,432
   Treasury shares retired                        5,051,373                   -
                                               ------------       -------------
Balance at December 31, 1998                              -         307,876,905
   Net loss                                               -        (126,528,813)
   Dividends accrued on preferred
     shares                                               -          (5,840,152)
   Conversion of Preferred shares
     into common shares                                   -                   -
   Common shares issued                                   -               7,125
   Adjustment to unrealized losses
     on investments                                       -          43,833,521
   Preferred shares issued                                -                   -
                                               ------------       -------------
Balance at December 31, 1999                              -         219,348,586
   Net loss                                               -        (148,583,777)
   Dividends accrued on preferred                                             -
     shares                                               -          (6,911,652)
   Conversion of preferred shares                                             -
     into common shares                                   -                   -
   Common shares issued                                   -               2,750
   Adjustment to unrealized losses                                            -
     on investments                                       -         204,402,109
   Preferred shares issued                                -                   -
                                               ------------       -------------
Balance at December 31, 2000                   $          -       $ 268,258,016
                                               ============       =============

 The accompanying notes are an integral part of these consolidated financial statements.

                                CRIIMI MAE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the years ended December 31,
                                                                         2000             1999                1998
                                                                     --------------   --------------    ---------------
Cash flows from operating activities:
  Net income/loss                                                    ($148,583,777)   ($126,528,813)    $    42,368,593
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of discount and deferred financing
        costs on debt                                                    8,535,024        8,701,571           6,503,100
      Amortization of assets acquired in the Merger                      2,877,576        2,877,576           2,877,576
      Depreciation and other amortization                                1,191,587        2,407,103           2,030,183
      Discount amortization on mortgage assets, net                    (14,179,631)      (1,004,995)            424,293
      Net gains on mortgage security dispositions                         (279,815)      (2,127,691)         (1,196,499)
      Gain on originated loan dispositions                                (244,580)        (403,383)                  -
      Equity in (earnings) losses from investments                      (1,512,005)       1,243,562          (2,617,728)
      Unrealized loss on warehouse obligation                                    -        8,000,000          30,378,173
      Impairment on CMBS                                               143,478,085                -                   -
      Change in reorganization items accrual                              (471,568)      12,146,181           9,856,947
      Impairment on CMBS-Reorganization item                            15,832,817      156,896,831                   -
      Loss on REO                                                          924,283                -                   -
      Gain on sale of CMBS                                              (1,481,024)               -
      Gain on extinguishment of debt - CMO IV                          (14,808,737)
      Loss on originated loans                                          45,845,712                -                   -
      Realized loss on reverse repurchase obligation                             -                            4,503,177
      Gain on sale of CBO-2                                                                                 (28,800,408)
      Write-off of capitalized origination costs                                 -                -           3,284,037
      Minority interests in earnings of consolidated subsidiary                  -                -              40,334
      Changes in assets and liabilities:
        Increase in restricted cash and cash equivalents               (57,809,377)     (35,683,064)         (2,353,560)
        Increase in receivables and other assets                        (2,990,078)     (30,194,006)        (35,231,425)
        Increase in payables and accured expenses                       21,408,572       29,733,222          16,793,946
                                                                     -------------    -------------     ---------------
      Net cash (used in )provided by operating activities               (2,266,936)      26,064,094          48,860,739
                                                                     -------------    -------------     ---------------

Cash flows from investing activities:
  Proceeds from mortgage securities dispositions                        12,572,549       74,003,394         117,414,346
  Proceeds from originated loan dispositions                             5,970,384       19,617,622                   -
  Proceeds from sale of CMBS, net                                       72,591,594       18,076,047                   -
  Proceeds from sale of CMO IV, net                                      3,519,468                -                   -
  Proceeds from sale of collateralized bond obligations                          -                -         334,919,531
  Purchase of originated loans                                                   -                -        (495,825,576)
  Purchase of Subordinated CMBS-Reorganizartion item                             -                         (852,560,342)
  Return of loan origination reserve from securitization                         -                -          71,877,560
  Funding of loan origination reserve                                            -                -         (75,433,979)
  Payment of deferred costs                                                      -                -          (8,959,628)
  Distributions received from AIM Investments                            2,319,906        6,250,991           5,115,547
  Distributions received from CMSLP                                              -                -           3,114,000
  Receipt of principal payments                                         16,034,680       12,837,554          14,338,531
  Purchase of other MBS, net                                            (4,208,635)         (92,793)                  -
  Servicing rights acquired and contributed to CMSLP                             -                -          (3,880,235)
  Collateral calls on reverse repurchase obligation                              -                -          (4,766,916)
                                                                     -------------    -------------     ---------------
      Net cash provided by (used in) investing activities              108,799,946      130,692,815        (894,647,161)
                                                                     -------------    -------------     ---------------

Cash flows from financing activities:
  Principal payments on securitized mortgage debt obligations          (30,136,067)    (106,543,623)       (443,566,240)
  Principal payments on secured borrowings and other debt facilities   (23,337,476)     (18,529,487)     (1,147,770,905)
  Proceeds from debt issuances                                                   -                -       1,998,430,321
  Proceeds from sale of CMO bonds                                                -                -         390,068,687
  Increase in deferred financing costs                                           -                -          (5,975,059)
  Dividends (including return of capital) accrued or paid to
     shareholders, including minority interests                                  -                -         (60,499,169)
  Proceeds from issuance of convertible preferred stock                          -                -          25,000,000
  Proceeds from issuance of common stock                                         -                -         109,816,505
                                                                     -------------    -------------     ---------------
      Net cash (used in) provided by financing activities              (53,473,543)    (125,073,110)        865,504,140
                                                                     -------------    -------------     ---------------
      Net increase in other cash and cash equivalents                   53,059,467       31,683,799          19,717,718

      Other cash and cash equivalents, beginning of year                53,510,311       21,826,512           2,108,794
                                                                     -------------    -------------     ---------------
      Other cash and cash equivalents, end of year                   $ 106,569,778    $  53,510,311     $    21,826,512
                                                                     =============    =============     ===============

 The accompanying notes are an integral part of these consolidated financial statements.

                                CRIIMI MAE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION

General

     CRIIMI MAE Inc. (together with its consolidated subsidiaries, unless the context otherwise indicates, "CRIIMI MAE" or the "Company") is a commercial mortgage company structured as a self-administered real estate investment trust ("REIT"). Prior to the filing by CRIIMI MAE Inc. (unconsolidated) and two of its operating subsidiaries, CRIIMI MAE Management, Inc. ("CM Management"), and CRIIMI MAE Holdings II, L.P. ("Holdings II" and, together with CRIIMI MAE and CM Management, the "Debtors"), for relief under Chapter 11 of the U.S. Bankruptcy Code on October 5, 1998 (the "Petition Date") as described below, CRIIMI MAE's primary activities included (i) acquiring non-investment grade securities (rated below BBB- or unrated) backed by pools of commercial mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS"), (ii) originating and underwriting commercial mortgage loans, (iii) securitizing pools of commercial mortgage loans and resecuritizing pools of Subordinated CMBS, and
(iv) through the Company's servicing affiliate, CRIIMI MAE Services Limited Partnership ("CMSLP"), performing servicing functions with respect to the mortgage loans underlying the Company's Subordinated CMBS. As previously stated, on October 5, 1998, the Debtors filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court").
On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, entered an order confirming the Debtors' reorganization plan (the "Reorganization Plan"). The Company expects to emerge from Chapter 11 by
April 17, 2001. However, there can be no assurance that the Company will emerge from Chapter 11 by such date.

     The Company's business is subject to a number of risks and uncertainties including, but not limited to: (1) risks related to the anticipated New Debt (defined below), (2) risk of loss of REIT status; (3) taxable mortgage pool risk; (4) the effect of phantom income on total non-cash income; (5) the effect of interest rate compression on the market price of the Company's stock; (6) substantial indebtedness; (7) inherent risks in owning Subordinated CMBS; (8) the limited protection provided by hedging transactions; (9) risk of foreclosure by creditors on CMBS assets; (10) the limited liquidity of the CMBS market; (11) pending litigation; (12) risk of becoming subject to the requirements of the Investment Company Act of 1940; (13) possible effects of an economic recession on losses and defaults related to the mortgages underlying the Company's CMBS portfolio; (14) operations adversely affected by factors beyond the Company's control; (15) other borrowing and refinancing risks; (16) the effect of the yield curve on borrowing costs; (17) risks associated with the trader election including those referenced in "2000 Taxable Loss/ Taxable Distribution Requirements" below; (18) NYSE possible delisting regarding meeting certain listing criteria; and (19) the effect of the Chapter 11 filing and the substantial doubt as to the Company's ability to continue as a going concern.

     The Company also owns 100% of multiple financing and operating subsidiaries as well as various interests in other entities (including CMSLP) which either own or service mortgage and mortgage-related assets. See Note 3. With the exception of CM Management and Holdings II, none of these affiliates filed for bankruptcy protection on the Petition Date.

     The Company was incorporated in Delaware in 1989 under the name CRI Insured Mortgage Association, Inc. ("CRI Insured"). In July 1993, CRI Insured changed its name to CRIIMI MAE Inc. and reincorporated in Maryland. In June 1995, certain mortgage businesses affiliated with C.R.I., Inc. ("CRI") were merged into CRIIMI MAE (the "Merger"). The Company is not a government sponsored entity or in any way affiliated with the United States government or any United States government agency.

The Reorganization Plan

     The Reorganization Plan includes the payment in full of all of the allowed claims of the Debtors primarily through recapitalization financing (including proceeds from certain asset sales) aggregating $847 million (the

"Recapitalization Financing"). The sales of select CMBS (the "CMBS Sale") and the Company's interest in CMO-IV (the "CMO-IV Sale") generated aggregate proceeds of approximately $418.3 million toward the Recapitalization Financing (see Notes 5 and 7), of which approximately $342.3 million was used to pay related borrowings and approximately $76.0 million will be used to help fund the Reorganization Plan. Included in the balance of the Recapitalization Financing is approximately $262 million anticipated to be provided by affiliates of Merrill Lynch and GACC through a new secured financing facility (in the form of a repurchase transaction), and approximately $167 million anticipated to be provided through new secured notes issued to certain of the Company's unsecured creditors (collectively, the "New Debt").

     In connection with the Reorganization Plan, substantially all cash flows relating to existing assets are expected to be used to satisfy principal, interest and fee obligations under the New Debt. The approximate $262 million secured financing would provide for (i) interest at a rate of one month London Interbank Offered Rate ("LIBOR") plus 3.25%, (ii) principal prepayment/amortization obligations, (iii) extension fees after two years and
(iv) maturity on the fourth anniversary of the effective date of the Reorganization Plan. The approximate $167 million secured financing would be effected through the issuance of two series of secured notes under two separate indentures. The first series of secured notes, representing an aggregate principal amount of approximately $105 million, would provide for (i) interest at a rate of 11.75% per annum, (ii) principal prepayment/amortization obligations, (iii) extension fees after four years and (iv) maturity on the fifth anniversary of the effective date of the Reorganization Plan. The second series of secured notes, representing an aggregate principal amount of approximately $62 million, would provide for (i) interest at a rate of 13% per annum with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees after four years and (iii) maturity on the sixth anniversary of the effective date of the Reorganization Plan. The New Debt described above will be secured by substantially all of the existing assets of the Company. It is contemplated that there will be restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and applications of funds, in connection with the New Debt.

     The Company anticipates that the litigation with First Union National Bank ("First Union") will not be settled or resolved on or prior to the effective date of the Reorganization Plan; and therefore, the classification of First Union's claim under the Reorganization Plan will not be determined until after the effective date (see "LEGAL PROCEEDINGS-Bankruptcy Related Litigation-First Union" for further information regarding (a) the status of the First Union litigation and (b) the treatment of First Union's Claim on the effective date of the Reorganization Plan).

     Under the Reorganization Plan, the holders of the Company's equity will retain their stock. Pursuant to the terms of the anticipated New Debt, limited, if any, dividends, other than if such payments are required to maintain REIT status (and assuming the Company has the cash available to make the distributions), can be paid to existing shareholders. Under the Reorganization Plan, cash dividends required to maintain REIT status would be paid first to holders of certain of the New Debt who convert their notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. The Reorganization Plan also includes certain amendments to the Company's articles of incorporation, anticipated on the effective date of the Reorganization Plan, including an increase in authorized shares from 145 million (consisting of 120 million of common shares and 25 million of preferred shares) to 375 million (consisting of 300 million of common shares and 75 million of preferred shares). These amendments to the articles of incorporation will not be effective until the Reorganization Plan is effective. (See Notes 11 and 12 for further discussion regarding the Company's common stock and preferred stock.)

     Reference is made to the Reorganization Plan and Disclosure Statement, previously filed with the Bankruptcy Court (and with the Securities and Exchange Commission (the "SEC") as exhibits to a Current Report on Form 8-K filed on September 22, 2000), for a more detailed description of the financing contemplated to be obtained under the Reorganization Plan from the respective existing creditors including, without limitation, payment terms, restrictive covenants and collateral, and a more detailed description of the treatment of preferred stockholders.

REIT Status and Other Tax Matters


     REIT Status. CRIIMI MAE is required to meet income, asset, ownership and distribution tests to maintain its REIT status. The Company believes that it has satisfied the REIT requirements for all years through, and including, 1999 and 2000, as discussed below. However, there can be no assurance that CRIIMI MAE will maintain its REIT status for 2001 or subsequent years. If the Company fails to maintain its REIT status for any taxable year, it will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, the Company may have insufficient funds to pay any such tax and also may be unable to comply with its obligations under the New Debt.

     As of March 15, 2001, the Company and three of its subsidiaries have jointly elected to treat such three subsidiaries as Taxable REIT Subsidiaries ("TRS") effective January 1, 2001. There are limitations on the activities and asset bases of a TRS, some of which are as follows:

  . The deductible amount of interest paid or accrued by a TRS to its REIT parent is limited under the interest stripping rules.

  . A 100% excise tax is imposed when a REIT and a TRS engage in certain transactions that do not reflect arm's length amounts. The 100% tax is imposed on redetermined rents, redetermined deductions, and excess interest, subject to certain safe harbors.

  . No more than 20% of a REIT's total assets may be composed of securities of TRS.

     The Company's 2000 Taxable Loss/Taxable Distribution Requirements:

     During 2000, the Company traded in both short and longer duration fixed income securities, primarily subordinated and investment grade CMBS and investment grade residential mortgage backed securities (such securities traded and all other securities of the type described constituting the "Trading Assets"), which, for financial reporting purposes, are classified as Subordinated CMBS and Other MBS on the balance sheet. The Company seeks maximum total return through short term trading, consistent with prudent investment management. Returns from such activities consist primarily of capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, and other arbitrage opportunities.

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

     As a result of its trader election, CRIIMI MAE recognized a mark-to market tax loss on its Trading Assets on January 1, 2000 of approximately $478 million (the "January 2000 Loss"). This does not impact the GAAP Financial Statements.Such loss is expected to be recognized evenly over four years beginning with the year 2000 (i.e., approximately $120 million per year). The Company expects such loss to be ordinary. Additionally, as a result of its trader election, the Company is required to mark-to-market its Trading Assets on a tax basis at the end of each tax year. Any increase or decrease in the value of the Trading Assets as a result of the year-end mark-to-market requirement will generally result in either a tax gain (if an increase in value) or a tax loss (if a decrease in value). Such tax gains or losses, as well as any realized gains or losses from the disposition of Trading Assets during each year, are also expected to be ordinary gains or losses.

     Since gains and losses associated with trading activities are expected to be ordinary, any gains will generally increase taxable income and any losses will generally decrease taxable income. Since the Company is a REIT which is generally required to distribute 95% of its taxable income to shareholders for years ending on or before December 31, 2000, and 90% for years beginning after 2000, any increases in taxable income from trading activities will generally result in an increase in REIT distribution requirements and any decreases in taxable income from trading activities will generally result in a decrease in REIT distribution requirements (or, if taxable income is reduced to zero, eliminate REIT distribution requirements).

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

     For the year ended December 31, 2000, the Company recognized an unrealized mark-to-market tax gain (or increase) of approximately $50 million on its Trading Assets. Additionally, during the year ended December 31, 2000, realized net gains on Trading Assets were approximately $1.5 million for financial reporting purposes and approximately $12.6 million for tax purposes. As discussed in Note 10, the Company generated a net operating loss of approximately $50 million for the year ended December 31, 2000. As such, the Company's taxable income was reduced to zero and, accordingly, the Company's REIT distribution requirements were eliminated for 2000.

     Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back. If a security is marked down because of an increase in interest rates, rather than from credit losses, such mark-to-market losses may be recovered over time through taxable income. Any recovered mark-to-market losses will generally be recognized as taxable income, although there is expected to be no corresponding increase in cash flow.

     There is no assurance that the Company's position with respect to its election as a trader in securities will not be challenged by the IRS, and, if challenged, will be defended successfully by the Company. As such, there is a risk that the January 2000 Loss will be limited or disallowed, resulting in higher tax basis income and a corresponding increase in REIT distribution requirements.

     If CRIIMI MAE is required to make taxable income distributions to its shareholders to satisfy required REIT distributions, all or a substantial portion of these distributions, if any, are currently expected to be in the form of non-cash dividends. There is no assurance that such non-cash dividends would satisfy the REIT distribution requirements and, as such, the Company could lose its REIT status or may not be able to satisfy its New Debt obligations.

     It is possible that the Company could experience an "ownership change" within the meaning of Section 382 of the Tax Code. Consequently, its use of net operating losses generated before the ownership change to reduce taxable income after the ownership change may be subject to substantial limitation under
Section 382. Generally, the use of net operating losses in any year is limited to the value of the Company's stock on the date of the ownership change multiplied by the long-term tax exempt rate (published by the IRS) with respect to that date.

     The Company's 1999 Taxable Income. For purposes of REIT distribution requirements, REIT taxable income excludes certain excess noncash income such as original issue discount ("OID"). In determining its federal income tax liability, CRIIMI MAE, as a result of its REIT status, is entitled to deduct from its taxable income dividends paid to its shareholders. Accordingly, to the extent the Company distributes its net income to shareholders, it effectively reduces taxable income, on a dollar-for-dollar basis, and eliminates the "double taxation" that normally occurs when a corporation earns income and distributes that income to shareholders in the form of dividends. Unlike the 95% distribution requirement or 90% for years beginning after 2000, the calculation of the Company's federal income tax liability does not exclude excess noncash income such as OID.

     In determining the Company's taxable income for 1999, distributions declared by the Company on or before September 15, 2000 and actually paid by the Company on or before December 31, 2000 were considered as dividends paid for the year ended December 31, 1999. On September 11, 2000, the Company declared a dividend payable to common shareholders of approximately 3.75 million shares of a new series of preferred stock with a face value of $10 per share (the "Series G Preferred Stock") (see Note 12). The purpose of the dividend was to distribute approximately $37.5 million in undistributed 1999 taxable income. To the extent that it is determined that such amount was not distributed, the Company would bear a corporate level income tax on the undistributed amount to the extent of non-cash income. There can be no assurance that the Company's tax liability was eliminated by payment of such Series G Preferred Stock dividend. The Series G Preferred Stock dividend was paid on November 13, 2000 to common shareholders of record as of October 27, 2000. The Series G Preferred Stock dividend was taxable to common shareholder recipients. The Series G Preferred Stock shareholders were permitted to convert their shares of Series G Preferred Stock into common shares during the period from February 21, 2001 through March 6, 2001. During that conversion period, an aggregate 2,496,535 shares of Series G Preferred Stock were converted into 32,547,041 shares of common stock.

     The Company's 1998 Taxable Income. On September 14, 1999, the Company declared a dividend payable to common shareholders of approximately 1.61 million shares of a new series of junior preferred stock with a face value of $10 per share (the "Series F Preferred Stock"). The purpose of the dividend was to distribute approximately $15.7 million in undistributed 1998 taxable income. To the extent that it is determined that such amount was not distributed, the Company would bear a corporate level income tax on the undistributed amount. There can be no assurance that all of the Company's tax liability was eliminated by payment of such Series F Preferred Stock dividend. The Company paid the Series F Preferred Stock dividend on November 5, 1999 to common shareholders of record on October 20, 1999. The Series F Preferred Stock dividend was taxable to common shareholder recipients. The Series F Preferred Stock shareholders were permitted to convert their shares of Series F Preferred Stock into common shares during two separate conversion periods. During these conversion periods, an aggregate 1,020,241 shares of Series F Preferred Stock were converted into 8,798,009 shares of common stock.

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

     The Company also owns certain securities structured as bonds (the "Bonds") issued by each of the Trusts. Certain of the Bonds owned by the Company currently serve as collateral (the "Pledged Bonds") for short-term variable rate borrowings used by the Company to finance their initial purchase and are expected to serve as collateral for the New Debt. If the creditors holding the Pledged Bonds were to seize or sell this collateral and the Pledged Bonds were deemed to constitute equity interests (rather than debt) in the Trusts, then the Trusts would no longer qualify for the exemption under the TMP Rules provided for qualified REIT subsidiaries. The Trusts would then be required to pay a corporate level federal income tax. As a result, available funds from the underlying mortgage assets that would ordinarily be used by the Trusts to make payments on certain securities issued by the Trust (including the equity interests and the Pledged Bonds) would instead be applied to tax payments.
Since the equity interests and Bonds owned by the Company are the most subordinated securities and, therefore, would absorb payment shortfalls first, the loss of the exemption under the TMP rules could have a material adverse effect on their value and the payments received thereon.

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

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that [certain] of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of December 31, 2000, the Company believes that it was in compliance with the 55% Requirement. In the fourth quarter of 2000, the Company fell below the 25% Requirement in a transient manner by approximately one half of one percent due to accumulated cash required to be retained while the Company is in Chapter 11. The Company's retention of cash in this regard was incidental to its approved Reorganization Plan and the effectuation thereof. Upon distributions of cash on the effective date of the Reorganization Plan, expected to be April 17, 2001, to holders of allowed claims entitled to receive cash, the Company believes it will exceed the 25% Requirement.

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

     Further, if the Company were deemed an unregistered investment company, the Company could be subject to monetary penalties and injunctive relief. The Company would be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period the Company was deemed an unregistered investment company, unless the court found under the circumstances enforcement (or denial of rescission) would produce a more equitable result than nonenforcement (or grant of rescission) and would not be inconsistent with the Investment Company Act. In addition, as a result of the Company's Chapter 11 filing, the Company is limited in possible actions it may take in response to any need to modify its business plan in order to register as an investment company, or avoid the need to register. Certain dispositions or acquisitions of assets would require Bankruptcy Court approval. Also, any forced sale of assets that occurs after the bankruptcy stay is lifted would change the Company's asset mix, potentially resulting in the need to register as an investment company under the Investment Company Act or take further steps to change the asset mix. Any such results would be likely to have a material adverse effect on the Company.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Minority Interests

     The consolidated financial statements reflect the financial position, results of operations and cash flows of CRIIMI MAE; CM Management; CRIIMI, Inc.; CRIIMI MAE Financial Corporation; CRIIMI MAE Financial Corporation II; CRIIMI MAE Financial Corporation III; CRIIMI MAE QRS 1, Inc.; CRIIMI MAE Holdings II, L.P.; and CRIIMI MAE CMBS Corporation for all periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

Method of Accounting

     The consolidated financial statements of CRIIMI MAE are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain amounts in the consolidated financial statements for the years ended December 31, 1999 and December 31, 1998 have been reclassified to conform to the 2000 presentation.

Bankruptcy Accounting during Chapter 11 Proceedings

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

     Liabilities Subject to Chapter 11 Proceedings

     Liabilities which are subject to Chapter 11 proceedings, including claims that become known after the Petition Date, are reported at their expected allowed claim amount in accordance with SFAS No. 5, "Accounting for Contingencies". To the extent that the amounts of claims changed as a result of actions in the Chapter 11 or other factors, the recorded amount of liabilities subject to Chapter 11 proceeding is adjusted. The gain or loss resulting from the entries to record the adjustment are recorded as a reorganization item. In 1998, the Company wrote-off all $2.8 million of debt discounts and deferred debt costs related to liabilities subject to Chapter 11 proceedings which resulted in these liabilities being carried at their face amount.

     Reorganization Items

     Reorganization items are items of income and expense that are realized or incurred by CRIIMI MAE because it is in reorganization. These include, but are not limited, to the following:

 .  Short-term interest income that would not have been earned but for the
   Chapter 11 proceedings.
 .  Professional fees and similar types of expenditures directly relating to the
   Chapter 11 proceedings.
 .  Employee Retention Program costs and severance payments.
 . Loss accruals or realized gains or losses resulting from activities of the reorganization process such as the sale of certain assets, rejection of certain executory contracts and the write-off of debt issuance costs and debt discounts. See Notes 5 and 7 for further discussion of other than temporary impairment and losses (gains) recognized on sales of CMBS and originated loans.

     During the years ended December 31, 2000, 1999, and 1998, the Company recorded reorganization items, as summarized below, due to the Chapter 11 filings of CRIIMI MAE, CM Management and Holdings II.


Reorganization Items                                        2000                            1999                           1998
--------------------                                    -----------                     ------------                   -----------
Short-term interest income                              $(6,850,362)                    $ (1,518,667)                  $        --
Professional fees                                         9,317,772                       17,822,154                     5,219,000
Employee Retention Program                                  851,948                        1,589,236                       612,885
Other                                                     1,136,319                        3,005,405                       889,852
Write-off of debt discounts and deferred costs                   --                               --                     2,835,210
Excise tax accrued                                          495,000                        1,105,000                       300,000
                                                        -----------                     ------------                   -----------
    Subtotal                                              4,950,677                       22,003,128                     9,856,947
Impairment on CMBS regarding Reorganization (4)          15,832,817                      156,896,831                            --
Impairment on REO (1)                                       924,283                               --                            --
Net gain on sale of CMBS (2)                             (1,481,029)                              --                            --
Loss on originated loans (3)                             45,845,712                               --                            --
                                                        -----------                     ------------                   -----------
Total Expense, net                                      $66,072,460                     $178,899,959                   $ 9,856,947
                                                        ===========                     ============                   ===========

(1) The Company recognized impairment on its investment in REO in 2000. This asset was sold in July 2000 as discussed in Note 3 and Note 8.

(2)  Refer to Note 5 for information regarding the net gain on sale of CMBS.

(3) The Company recognized a loss of approximately $45.8 million on its investment in originated loans. See Note 7 for further discussion.

(4) The Company recognized impairment on the CMBS subject to the CMBS Sale in 1999 and additional impairment on the remaining CMBS subject to the CMBS Sale in 2000. The final bonds subject to the CMBS Sale were sold in November 2000.

     Condensed Financial Statements

     In accordance with SOP 90-7, the three debtor entities, CRIIMI MAE, CM Management and Holdings II, were required to present condensed financial statements as of and for the years ending December 31, 2000 and 1999. (See Note
20).

Other Cash and Cash Equivalents

     Cash and cash equivalents consist of U.S. Government and agency securities, certificates of deposit, time deposits and commercial paper with original maturities of three months or less.

Restricted Cash and Cash Equivalents

     Restricted cash and cash equivalents consist of cash, certificates of deposit and interest bearing securities maturing within three months from the date of purchase that are legally restricted pursuant to either various financing facilities or, during the Chapter 11 proceedings, pursuant to various stipulation and consent orders which provide for adequate protection with certain of the Company's creditors or due to agreements which require certain CMBS interest income and/or CMBS sale proceeds to be held in segregated accounts. In addition, restricted cash and cash equivalents includes balances held in separate trusts controlled by a trustee for the benefit of employees.

Transfer of Financial Assets

     The Company transfers assets (mortgages and mortgage securities) in securitization transactions where the transferred assets become the sole source of repayment for newly issued debt. These transfers of financial assets were accounted for in accordance with Statement of Financial Accounting Standard 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS 125"). When both legal and control rights to a financial asset are transferred, the transfer is treated as a sale. Transfers are assessed on an individual component basis. In a securitization, the cost basis of the original assets transferred is allocated to each of the new financial components based upon the relative fair value of the new financial components. For components where sale treatment is achieved, a gain or loss is recognized for the difference between that component's allocated cost basis and fair value. For components where sale treatment is not achieved, an asset is recorded representing the allocated cost basis of the new financial components retained and the related incurrence of debt is also recorded. In transactions where none of the components are sold, the Company recognizes the incurrence of debt and the character of the collateralizing assets remains unchanged.

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

     On May 8, 1998, CRIIMI MAE consummated CBO-2 which resulted in the sale of a portion of its Subordinated CMBS portfolio. As a result of this transaction and in accordance with GAAP, effective in the second quarter of 1998, the Company no longer classifies CMBS as Held to Maturity, but instead classifies CMBS as Available for Sale. CRIIMI MAE carries its Subordinated CMBS at fair market value where changes in fair value are recorded as a component of shareholders' equity. See Note 5. Prior to this time, such securities were carried at their amortized cost basis as the Company had the ability and intent to hold these securities to maturity.

     Investment income on other mortgage-backed securities consists of amortization of the discount or premiums on primarily investment-grade securities, plus the stated investment interest payments received or accrued on other mortgage-backed securities. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the investment using the effective interest method. The effective interest method provides a constant yield of income over the term of the investment.

     The Company's other mortgage-backed securities are classified as Available for Sale. As a result, the Company carries these securities at fair value where changes in fair value are recorded as a component of shareholders' equity. Upon the sale of such securities, any gain or loss is recognized in the income statement.

     Insured Mortgage Securities

     Insured mortgage securities income consists of amortization of the discount or premiums plus the stated mortgage interest payments received or accrued. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage. Changes in anticipated yields are generally calculated due to revisions in estimates of future prepayments and actual payments received.

     The Company's mortgage securities are classified as Available for Sale. As a result, the Company now carries its mortgage securities at fair value where changes in fair value are recorded as a component of shareholders' equity.
Prior to CBO-2, the securities were carried at their amortized cost basis as the Company had the ability and intent to hold these securities to maturity.

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

     Equity Investments

     CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, owns all of the general partnership interests in American Insured Mortgage Investors, American Insured Mortgage Investors - Series 85, L.P., American Insured Mortgage Investors L.P. - Series 86 and American Insured Mortgage Investors L.P. - Series 88 (collectively, the "AIM Funds"). The AIM Funds own mortgage assets which are substantially similar to the insured mortgage securities owned by CRIIMI MAE. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges from 2.9% to 4.9%) from each of the AIM Funds. In addition, CRIIMI MAE and CM Management each own 50% of the limited partnership that owns a 20% limited partnership interest in the adviser to the AIM Funds. CRIIMI MAE is utilizing the equity method of accounting for its investment in the AIM Funds and advisory partnership, which provides for recording CRIIMI MAE's share of net earnings or losses in the AIM Funds and advisory partnership reduced by distributions from the limited partnerships and adjusted for purchase accounting amortization.

     CRIIMI MAE accounts for its investment in CRIIMI MAE Services, Inc. ("CMSI") under the equity method because it does not own the voting common stock of CMSI. As of December 31, 2000, CMSI holds a 27% general partner interest in CMSLP.

     As of December 31, 2000, CRIIMI MAE, through CM Management, held a 73% limited partnership interest in CMSLP. CRIIMI MAE's limited partner investment in CMSLP is accounted for under the equity method as CRIIMI MAE does not control CMSLP. However, because it owns 73% of the partnership and because it has certain rights described below, it follows the equity method of accounting. As a limited partner, CRIIMI MAE is entitled to all of the rights and benefits of being a limited partner including the right to receive income and cash distributions in accordance with its limited partner interest. In addition, CRIIMI MAE has the right to approve the sale of the principal assets of CMSLP. CMSI is the general partner of CMSLP and manages the day to day affairs of CMSLP.

     Investment in Originated Loans

     This portfolio consists of commercial loans originated and securitized by CRIIMI MAE in CMO-IV. The origination fee income, application fee income and costs associated with originating the loans were deferred and the net amount was added to the basis of the loans on the balance sheet upon acquisition. Income is recognized using the effective interest method and consists of mortgage income from the loans and amortization of deferred loan costs. Prior to the third quarter of 2000, the Company carried these loans at amortized cost as the Company intended to hold the loans for the long term. During the third quarter of 2000, the Company decided to sell the loans as part of its Reorganization Plan. As a result, these loans were carried at the lower of cost or market as of September 30, 2000. See Note 7 for further discussion related to the sale of the Company's interest in CMO-IV.

Impairment

     Subordinated CMBS and Other Mortgage-Backed Securities

     CRIIMI MAE assesses each Subordinated CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: 1) fair value has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period that fair value is expected to be below amortized cost through the period of time the Company expects the value to recover to amortized cost or 2) the credit quality of its Subordinated CMBS is declining and the Company determines that the current estimate of expected future credit losses exceeds credit losses as originally projected. The amount of impairment loss is measured by comparing the fair value, based on available market information and management's estimates, of a Subordinated CMBS to its current amortized cost basis; the difference is recognized as a loss in the income statement. The Company assesses current economic events and conditions that impact the value of its Subordinated CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred. See Note 5 for a discussion of impairment charges recognized in 2000 and 1999.

     CRIIMI MAE assesses its other mortgage-backed securities ("other MBS") for other than temporary impairment when the fair market value of the security declines below amortized cost and CRIIMI MAE concludes that it no longer has the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of the security to its current cost basis; the difference is recognized as a loss in the income statement. The Company did not recognize any impairment on its other mortgage-backed securities for the year ended December 31, 2000 and 1999.

     Insured Mortgage Securities

     CRIIMI MAE assesses each insured mortgage security for other than temporary impairment when the fair market value of the asset declines below amortized cost for a significant period of time and CRIIMI MAE concludes that it no longer has the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of an insured mortgage security to its current amortized cost basis; the difference is recognized as a loss in the income statement. The Company did not recognize any impairment on its insured mortgage securities in 2000, 1999 and 1998.

     Equity Investments

     Impairment is recognized on CRIIMI MAE's investments accounted for under the equity method if a decline in the market value of the investment below its carrying basis is judged to be "other than temporary". In this case, an unrealized loss is recognized as the difference between the fair value and carrying amount. The Company did not recognize impairment losses on its equity investments in 2000, 1999 and 1998.

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

Receivables

     Receivables primarily consist of interest and principal receivables on the Company's assets. In addition, prepayments in the insured mortgage securities portfolio, if any, that have not yet been received by CRIIMI MAE are included.

Other Assets

     Other assets primarily include Merger assets and related costs, deferred financing costs, deferred costs and investment in mezzanine loans, as further discussed below. Additionally included in other assets, as of December 31, 1999, was Real Estate Owned ("REO") property acquired through foreclosure that was held for sale. In June 1997, CRIIMI MAE acquired this real estate property in a foreclosure sale from a CMBS trust. The property was subsequently sold to a third party in July 2000. Prior to the sale, CRIIMI MAE's investment in REO property totaled approximately $3.4 million. A loss of approximately $924,000 was recorded during the year ended December 31, 2000 related to this sale. REO property acquired through foreclosure is recorded at fair value on the date of foreclosure. REO property held for sale is accounted for at the lower of its cost basis or fair value less costs to sell. REO property held for the long term is carried at cost and depreciated and will be evaluated for impairment by the Company when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At such time, if the expected future undiscounted cash flows from the property are less than the cost basis, the assets will be marked down to fair value. Costs relating to development and improvement of property are capitalized, provided that the resulting carrying value does not exceed fair value. Costs relating to holding the assets are expensed.

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

     Deferred financing costs are costs incurred in connection with the establishment of CRIIMI MAE's financing facilities and are amortized using the effective interest method over the terms of the borrowings. Also included in deferred costs are mortgage selection fees, which were paid to the adviser or were paid to the former general partners or adviser to the predecessor entities of CRI Liquidating (collectively, the "CRIIMI Funds"). These deferred costs are being amortized using the effective interest method on a specific mortgage basis from the date of the acquisition of the related mortgage over the term of the mortgage from CRIIMI MAE. Upon disposition of a mortgage, the related unamortized fee is treated as part of the mortgage asset carrying value in order to measure the gain or loss on the disposition. As a result of the Company's Chapter 11 filing in December 1998, CRIIMI MAE wrote off all deferred costs in connection with its financing facilities that were subject to the Chapter 11 filing.

     Costs incurred in connection with the loan origination programs were netted against any origination fees received and the net amount was deferred and was recognized using the effective interest method over the life of the intended securitization of the loans. These costs included a one-time fee to the financial institution and direct costs of originating the loans for the program. All net deferred costs were written off if the Company and the financial institution decided to sell the loans in the warehouse program. In addition, the Company was required to fund the estimated subordinated levels for the securitization of the loans originated through its loan origination programs. Due to the financial institution taking title to the loans during the warehousing period and bearing substantive risk for the investment portion of each loan, the originated loans were not recorded on the Company's balance sheet during the warehouse period. As a result of the Chapter 11 filing, CRIIMI MAE wrote off all capitalized costs in connection with its warehouse programs in December 1998. As of December 31, 2000, there were no reserve account balances with respect to either the Citibank or Prudential Programs (as defined in Note
7).

Discount on Securitized Mortgage Obligation Issuances

     Discounts incurred in connection with the issuance of debt are amortized using the effective interest method over the projected term of the related debt, which is based on management's estimate of prepayments on the underlying collateral and are included as a component of interest expense.

Interest Rate Protection Agreements

     CRIIMI MAE acquires interest rate protection agreements to reduce its exposure to interest rate risk on variable rate borrowings. The costs of such agreements which qualify for hedge accounting are included in other assets and are amortized over the interest rate agreement term. To qualify for hedge accounting, the interest rate protection agreement must meet two criteria: (i) the debt to be hedged exposes CRIIMI MAE to interest rate risk and (ii) the interest rate protection agreement reduces CRIIMI MAE's exposure to interest rate risk. In the event that interest rate protection agreements are terminated, the associated gain or loss is deferred over the remaining term of the agreement, provided that the underlying hedged asset or liability still exists. Amounts to be paid or received under interest rate protection agreements are accrued currently and are netted with interest expense for financial statement presentation purposes. Additionally, in the event that interest rate protection agreements do not qualify as hedges, such agreements are reclassified to be investments accounted for at fair value, with any gain or loss included as a component of income. See "New Accounting Statements" below which discusses the impact of the adoption of FAS 133 "Accounting for Derivative Instruments and for Hedging Activities" ("FAS 133") as of January 1, 2001.

Shareholders' Equity

     CRIIMI MAE has authorized 120,000,000 shares of $0.01 par value common stock and has issued 62,353,170 and 59,954,604 shares as of December 31, 2000 and 1999, respectively. All shares issued, exclusive of any shares held in treasury, are outstanding. CRIIMI MAE, as of the anticipated effective date of the Reorganization Plan, will have authorized 300,000,000 shares of $0.01 par value common stock.

     CRIIMI MAE has authorized 25,000,000 shares of $0.01 par value convertible preferred stock as of December 31, 2000 and 1999. Of the total authorized, 3,000,000 shares are designated as Series B Cumulative Convertible Preferred Stock, 203,000 shares are designated as Series E Preferred Stock, 1,610,000 shares are designated as Series F Preferred Stock and 3,760,000 shares are designated as Series G Preferred Stock. At December 31, 2000, CRIIMI MAE had 1,593,982 shares of Series B Preferred Stock outstanding, 203,000 shares of Series E Preferred Stock outstanding, 586,354 shares of Series F Preferred Stock outstanding and 3,741,191 shares of Series G Preferred Stock outstanding. At December 31, 1999, CRIIMI MAE had 1,593,982 shares of Series B Preferred Stock outstanding, 103,000 shares of Series C Preferred Stock outstanding, 100,000 shares of Series D Preferred Stock outstanding and 850,142 shares of Series F Preferred Stock outstanding. Additionally, as of the anticipated effective date of the Reorganization Plan, CRIIMI MAE will have authorized 75,000,000 shares of $0.01 par value convertible preferred stock.

Per Share Amounts

     Basic earnings per share amounts for 2000, 1999 and 1998 represent net income, or loss, available to common shareholders divided by the weighted average common shares outstanding during the year. Diluted earnings, or loss, per share amounts for 2000, 1999 and 1998 represent basic earnings, or loss, per share adjusted for dilutive common stock equivalents, which for CRIIMI MAE could include stock options and certain series of convertible preferred stock. For the years ended December 31, 2000 and 1999, respectively, no common stock equivalents were considered in the calculation of diluted earnings per share due to the net losses. See Note 13 for a reconciliation of basic earnings per share to diluted earnings per share.

Income Taxes

     CRIIMI MAE has elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code for the 2000 tax year. To qualify for tax treatment as a REIT under the Internal Revenue Code, CRIIMI MAE must satisfy certain criteria including certain requirements regarding the nature of their ownership, assets, income and distributions of taxable income. The income from certain CRIIMI MAE activities, including origination and servicing, will not be considered as Qualifying Income under Section 856. CRIIMI MAE will monitor and minimize the levels of Non-Qualifying Income in order to meet REIT qualification criteria. See Note 1 for additional discussion.

     The Company is considering the transfer of its limited partnership interest in CMSLP to a new, wholly owned TRS sometime in 2001. The REIT Modernization Act of 1999 allows REITs to own up to 100% of a taxable "C" Corporation as long as the subsidiary makes an election to be treated as a TRS; this law is effective for years beginning after December 31, 2000. A TRS may conduct some types of business that are prohibited to a REIT, and the income from a TRS is not included in the income tests of the parent REIT. The Company is also considering several restructuring options with respect to certain other affiliates.

     During the year ended December 31, 2000, excess inclusion income of $0.1474 per common share was distributed with the Series G Preferred Stock dividend. Excess inclusion income results from the Company's prior resecuritization of mortgage assets in its portfolio. A shareholder's allocable share of excess inclusion represents the minimum taxable income reportable by the shareholder for that year; it may not be offset by an NOL and may represent Unrelated Business Taxable Income ("UBTI") for some shareholders. The excess inclusion distributed in 2000 was generated in 1999. Excess inclusion of $0.1456 per common share was distributed in 1998 along with the cash dividends paid during that year. Because the Series F Preferred Stock dividend paid in 1999 related to 1998's taxable income, no excess inclusion was distributed in 1999.

Consolidated Statements of Cash Flows

     Since the consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity, the consolidated statements of cash flows do not reflect investing and financing activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments. In 2000, based upon stipulation agreements with certain of the Company's lenders, the Company reflected the receipt of interest on certain of its CMBS $82.0 million, along with the corresponding pay down of interest payable of $50.2 million. Net cash flow of $32 million was used to pay down approximately $19 million debt related to the respective variable rate financing facilities of those lenders. Additionally, CMBS asset sales generated approximately $418 million in proceeds, approximately $342 million of which was used to pay down debt. Only the net proceeds were remitted to the Company, and as such, only the net proceeds are reflected in the consolidated statements of cash flows.

     Cash payments made for interest for the years ended December 31, 2000, 1999, and 1998, were $137,110,022, $112,561,866, and $109,502,466, respectively.

Comprehensive Income

     Comprehensive income includes net earnings as currently reported by the Company adjusted for other comprehensive income. Other comprehensive income for the Company is changes in unrealized gains and losses related to the Company's CMBS and Other MBS and Insured Mortgage Securities accounted for as available for sale with changes in fair value recorded through equity. The table below details other comprehensive income for the periods presented into the following two categories: (1) the changes to unrealized gains and losses that relate to the CMBS and mortgages which were disposed of or impaired during the period with the resulting gain or loss reflected in net earnings (reclassification adjustments) and (2) the change in the unrealized gain or loss related to those investments that were not disposed of or impaired during the period.

                                                                             2000         1999             1998
                                                                         -----------  ------------    -------------
Reclassification adjustment for (gains) losses from dispositions
included in net income                                                  $    282,723  $   (760,694)   $    (963,748)

Reclassification adjustment for impairment losses recognized on CMBS
included in net income                                                   180,177,910   111,745,210               --

Unrealized holding gains (losses) arising during the period               23,941,476   (67,150,995)    (251,374,372)
                                                                         -----------  ------------    -------------
Net adjustment to other comprehensive income                            $204,402,109  $ 43,833,521    $(252,338,120)
                                                                        ============  ============    =============

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

     Under FAS 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge relationship and, if it is, depending on the type of hedge relationship. For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recorded through the income statement. For cash flow hedge transactions, effective changes in the fair value of the derivative instrument are reported in other comprehensive income while ineffective changes are recorded through the income statement. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the hedged cash flows. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings.

     Currently, the Company uses interest rate caps to hedge the variability in interest payments associated with its variable rate secured borrowings. Prior to FAS 133, the Company capitalized the purchase price of these interest rate caps and amortized the amount over the term of the interest rate cap. The Company has determined that these interest rate caps are effective cash flow hedges under FAS 133. In accordance with FAS 133, all changes in the fair value of the interest rate cap related to intrinsic value will be recorded in other comprehensive income and all changes in fair value related to time value will be recorded through earnings. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are effected by the hedged cash flows. The Company adopted FAS 133 on January 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type adjustment of $(135,142) in earnings to recognize at fair value the interest rate caps designated as cash flow hedges.

     During 2000, SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125" was issued. This Statement replaces FASB Statement No.
125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Requirements regarding disclosures about securitizations, retained interest in securitized financial assets and financial assets pledged as collateral are effective as of and for the year ended December 31, 2000 for the Company, but are not required to be comparative (see Notes 4 and 5).

     In July 2000, FASB issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". This statement requires that all changes in assumptions regarding expected future cash flows related to such assets that are used to calculate income yields be recognized prospectively through revised income yields unless impairment is required to be recognized, at which time an investment is written down to fair value. EITF 99-20 impacts the Company's income recognition for its CMBS portfolio. Currently, in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("FAS 91"), the Company recognizes changes in income yields due to changes in expected prepayment speeds as a cumulative catch-up in the period of change. In addition, in accordance with AICPA Practice Bulletin 6, the Company recognizes changes related to expected future cash flows due to credit losses prospectively if the change results in less credit losses and as a cumulative catch-up if the change results in more credit losses, unless impairment is required to be recognized at which time the CMBS is written down to fair value. The Company does not believe EITF 99-20 will have a material impact on its CMBS income recognition as the Company has not historically recorded significant cumulative catch-ups due to changes in expected future cash flows. EITF 99-20 is effective on April 1, 2001.

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

                                                              As of December 31, 2000         As of December 31, 1999
                                                           Amortized Cost   Fair Value    Amortized Cost     Fair Value
                                                           --------------   ----------    --------------     ----------
ASSETS:
Subordinated CMBS and Other MBS (1)                         $109,256,045   $109,266,975   $  173,580,901   $  142,435,429
Subordinated CMBS pledged to creditors                       745,520,425    747,579,293    1,200,592,118    1,036,927,670
Insured Mortgage Securities                                  390,840,884    385,751,407      407,469,108      394,857,239
Investment in originated loans                                        --             --      470,204,780      422,643,902
Restricted cash and cash equivalents                          95,846,001     95,846,001       38,036,624       38,036,624
Other cash and cash equivalents                              106,569,778    106,569,778       53,510,311       53,510,311
Accrued interest and principal receivable                     41,003,072     41,003,072       69,483,337       69,483,337
Interest rate protection agreements                              157,323         22,181        1,119,280        1,465,496

LIABILITIES:
Liabilities not Subject to Chapter 11 proceedings:
  Securitized mortgage obligations:
    Collateralized bond obligations-CMBS                     280,520,265    283,336,965      278,165,968      253,084,864
    Collateralized insured mortgage securities               364,649,925    378,303,100      378,711,602      381,129,836
     obligations
    Collateralized mortgage obligations-
       originated loans                                               --             --      399,768,513      373,634,008
Liabilities Subject to Chapter 11 proceedings:
    Variable rate secured borrowings-CMBS                    367,535,895            N/A      732,904,775              N/A
    Senior unsecured notes                                   100,000,000     94,750,000      100,000,000       86,000,000
    Other financing facilities                                91,049,522            N/A       92,799,522              N/A

(1) This amount includes approximately $4.3 million of amortized cost and fair value related to Other MBS as of December 31, 2000 and approximately $92,000 as of December 31, 1999.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Subordinated CMBS and Other Mortgage-Backed Securities

     Prior to 1998, the fair market value of the Company's portfolio of Subordinated CMBS was based upon quotes obtained from, in most cases, the lender to which the security was pledged. The lender also quoted the related unrated bonds even though the bonds did not serve as collateral for CRIIMI MAE's obligations. The Company obtained "ask" quotes as compared to "bid" quotes because it is the owner of the securities. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the CMBS portfolio as of December 31, 2000 and 1999. As a result, the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of December 31, 2000 and 1999. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average unleveraged yield to maturity. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including; institutionally available research reports, recent trades, a relative comparison of dealer provided discount rates from the previous quarter to those disclosed in recent research reports and communications with dealers and active Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of December 31, 2000 and 1999, it has disclosed the range of discount rates by rating category used in determining these fair market values in Note 5.

     The CMBS market was adversely affected by the turmoil which occurred in the capital markets commencing in late summer of 1998 that caused spreads between CMBS yields and the yields on U.S. Treasury securities with comparable maturities to widen, resulting in a decrease in the value of CMBS. As a result, the creation of new CMBS and the trading of existing CMBS came to a near standstill. In late November 1998, buying and trading activity in the CMBS market began to recover, increasing liquidity in the CMBS market; however, these improvements mostly related to investment grade CMBS. New issuances of CMBS also returned in late November 1998 and continued through 2000 with the issuance of newly created CMBS totaling approximately $48.9 billion and $58.3 billion for 2000 and 1999, respectively. The market for Subordinated CMBS has, however, been slower to recover. It is difficult, if not impossible, to predict when or if the CMBS market and, in particular, the Subordinated CMBS market, will recover to the spring 1998 levels. Even if the market for Subordinated CMBS recovers, the liquidity of such market has historically been limited. Additionally, during adverse market conditions, the liquidity of such market has been severely limited. Therefore, management's estimate of the value of the Company's CMBS could vary significantly from the value that could be realized in a current transaction between a willing buyer and a willing seller in other than a forced sale or liquidation.

     The fair value of the other MBS is an estimate based on the indicative market price from publicly available pricing services. The Company normally applies a slight discount to such prices as the Company believes it better reflects fair value between willing buyers and sellers due to the relatively smaller sizes of this component of the Trading Assets.

Insured Mortgage Securities

     The fair market value of the Company's portfolio of insured mortgage securities as of December 31, 1999 was based upon quotes obtained from an investment banking institution, which trades these investments on a daily basis. Due to the Chapter 11 filing and a change in staff at the investment banking institution, the Company was unable to find an investment banking institution willing to provide fair value quotes for the insured mortgage securities portfolio as of December 31, 2000. As a result, the Company calculated the estimated fair market value of its insured mortgage securities portfolio as of December 31, 2000. The Company used a discounted cash flow methodology to estimate the fair value of its insured mortgage securities portfolio. The cash flows were discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, (ii) a relative comparison of dealer provided quotes from the previous year to those disclosed in recent research reports and incorporating adjustments to reflect changes in the market, and (iii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities.

Originated Loans

     Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the portfolio. As a result, the Company calculated the estimated fair market value of its originated loan portfolio as of December 31, 1999. The Company used the same discounted cash flow methodology used in determining the fair value of its Subordinated CMBS portfolio and further used cash flows projected at a prepayment speed of 0% to 14% depending upon the call protection of the loan. These cash flows were then discounted using a weighted average discount rate of approximately 9.9% as of September 30, 2000, which the Company believes was commensurate with the market's perception of the risk and value. (See Note 7 regarding the sale in November 2000 of the Company's interest in CMO-IV.)

Restricted and Other Cash and Cash Equivalents, Accrued Interest and Principal Receivable

     The carrying amount approximates fair value because of the short maturity of these instruments.

Obligations Under Financing Facilities

     The fair value of the securitized mortgage obligations as of December 31, 2000 and 1999 is calculated using a discounted cash flow methodology similar to the discussion on Subordinated CMBS above. The fair value of the senior unsecured notes was calculated using a quoted market price from Bloomberg. Management has determined that fair value of the variable rate secured borrowings-CMBS and other financing facilities is not practicable to measure because there is no quoted market price available and the facilities were in default and have been the subject of dispute as discussed in Note 8.

Interest Rate Protection Agreements

     The fair value of interest rate protection agreements (used to hedge CRIIMI MAE's variable rate debt) is the estimated amount that CRIIMI MAE would receive to terminate the agreements as of December 31, 2000 and December 31, 1999, taking into account current interest rates and the current creditworthiness of the counterparties. The amount was determined based on a quote received from the counterparty to each agreement.

5.   SUBORDINATED CMBS

     Information regarding the Company's Subordinated CMBS is as follows.

     In May 1998, CRIIMI MAE completed its second resecuritization of CMBS assets, CBO-2, with a combined face value of approximately $1.8 billion involving 75 individual securities collateralized by 19 mortgage securitization pools and three of the retained securities from CBO-1. In CBO-2, the Company sold in a private placement securities with a face amount of $468 million and retained securities with a face amount of approximately $1.3 billion. Certain securities included call provisions to enable CRIIMI MAE to: 1) call bonds if market conditions warrant, and 2) call bonds when it is no longer cost effective to service them. As a result, CBO-2 resulted in the sale of certain securities and the retention of new securities. In accordance with FAS 125, the assets collateralizing the resecuritization are "derecognized" and the combined amortized cost basis of the collateralizing assets was allocated to the new securities issued. CRIIMI MAE received $335 million for the $345 million face amount of investment grade securities sold without call provisions which had an allocated cost basis of $306 million, resulting in a gain of approximately $28.8 million. CRIIMI MAE recorded retained assets totaling $926 million representing the allocated amortized cost basis for the $123 million face amount of investment grade securities issued with call provisions and the $1.3 billion face amount of non-investment grade retained securities in CBO-2. CBO-2 generated $160 million of net borrowing capacity primarily as a result of a higher overall weighted average credit rating for its new securities as compared to the weighted average credit rating on the related CMBS collateral. The net excess borrowing capacity was used to obtain short-term, variable rate secured borrowings which were used to acquire additional Subordinated CMBS during the second quarter of 1998.

     The aggregate investment by the underlying rating of the Subordinated CMBS, along with information on the underlying mortgage loans, is as follows:

                                   Weighted
                                    Average                                                           Amortized        Amortized
                                     Pass                                       Range of Discount        Cost             Cost
                   Face Amount      Through       Weighted        Fair Value      Rates Used to         as of            as of
                  as of 12/31/00  Rate as of      Average       as of 12/31/00   Calculate Fair        12/31/00         12/31/99
Security Rating   (in millions)    12/31/00   Life (years) (1)   (in millions)        Value        (in millions)    (in millions)(6)
---------------    -----------     --------   ---------------     -----------         -----          -------------   --------------
A (2)                $   62.6        7.0%            5             $  59.1              8.3%          $  58.0          $  57.4

BBB (2)                 150.6        7.0%           11               131.0              9.0%            130.1            127.7

BBB-(2)                 115.2        7.0%           11                93.2              9.9%             93.2             93.5

BB+                     319.0        7.0%           12               215.5        12.1-12.4%            215.5            250.2

BB                       70.9        7.0%           13                45.4             12.9%             45.4             54.8

BB-                      35.4        7.0%           13                21.3             13.7%             21.3             26.6

B+                       88.6        7.0%           14                48.6             14.9%             48.6             63.1

B                       177.2        7.0%           15                87.9        15.7-16.7%             87.9            119.3

B-                      118.0        7.0%           15                51.3        18.2-18.7%             51.3             61.7

CCC                      70.9        7.0%           17                17.0             31.0%             17.0             27.2

Unrated (3)             373.0        5.8%           19                82.2        32.0-33.0%             82.2            107.4
                     --------        ---            --             -------                            -------          -------

Total (4)(5)(7)(8)   $1,582.0        6.9%           13             $ 852.5                            $ 850.5          $ 988.9
                     ========        ===            ==             =======                            =======          =======

__________________________

(1) Weighted average life represents the weighted average expected life of the Subordinated CMBS prior to consideration of losses, extensions or prepayments.

(2) In connection with CBO-2, $62.6 million (A rated) and $60.0 million (BBB rated) face amount of investment grade securities were sold with call options and $345 million (A rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, the Company initially retained $90.6 million (BBB rated) and $115.2 million (BBB- rated) face amount of securities, both with call options, with the intention to sell the securities at a later date. Such sale occurred March 5, 1999. Since the Company retained call options on certain sold bonds, the Company did not surrender control of these assets pursuant to the requirements of FAS 125 and thus these securities are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, CRIIMI MAE has retained the securities with call options in its Subordinated CMBS portfolio reflected on its balance sheet.

(3) The Company's unrated bonds from CBO-1, CBO-2 and Nomura experienced principal write downs during the following periods due to realized losses related to certain underlying mortgage loans:

                                                                       CBO-1           CBO-2          Nomura
                                                                       -----           -----          ------
          Year 1999                                                 $  738,000       $      --      $       --
          Year 2000                                                  3,201,000        1,087,000             --
          January 1, 2001 through March 31, 2001                        59,000        3,564,000             --
                                                                    ----------       ----------     ----------
          Cumulative Realized Losses through March 31, 2001         $3,998,000       $4,651,000     $       --
                                                                    ==========       ==========     ==========

(4) CRIIMI MAE, through CMSLP, performs servicing functions on a total CMBS pool, including the sub-special servicer for specially serviced loans, as summarized below:

                                                                          03/31/01            12/31/00               12/31/99
                                                                          --------            --------               --------
Total CMBS Pool                                                       $   20.0 billion    $  20.2 billion (c)  $   28.8 billion
                                                                    ==================    ===================  ===================
Specially serviced loans due to monetary default (a)(b)               $  373.0 million    $ 259.1 million      $  159.9 million
Specially serviced loans due to covenant default/other                    70.5 million       51.5 million         123.2 million
                                                                    ------------------    ---------------      -------------------
Total specially serviced loans (d)                                    $  443.5 million    $ 310.6 million      $  283.1 million
                                                                    ==================    ===============      ===================

    (a) Includes $56.4 million, $48.3 million, and $17.7 million of REO by underlying trusts.
    (b) The increase in the specially serviced loans is due primarily to an increase in unforeseen defaults related to underlying commercial mortgage loans secured principally by retail and hotel properties, which have been adversely impacted by the recent economic slowdown.
    (c) During 2000, certain servicing rights were lost in conjunction with the sale of CMBS subject to the CMBS Sale.
    (d) Amortized cost at December 31, 2000, reflects $143.5 million of impairment charges as of December 31, 2000 related to the retained
         CMBS (except for the A and BBB rated tranche) which was recognized in the fourth quarter of 2000. At December 31, 2000 the Company revised its overall expected loss estimate related to its CMBS portfolio from $225 million to $298 million with such total losses expected to occur over the life of the investment. In addition, the Company now expects such revised losses to occur sooner than originally expected because of the slowing U.S. economy. This revised loss estimate is a result of an increase in the number of loans that have been placed in special servicing due primarily to loan defaults. As of December 31, 2000, $310.6 million in mortgage loans underlying the Company's CMBS portfolio are in special servicing as compared to $283.1 million as of December 31, 1999. As of March 31, 2001, this amount had grown to $443.5 million, or 2.2% of the underlying mortgage loans in the CMBS portfolio, an increase from 1.3% when the Company revised its yields as of April 1, 2000. During 2001 and 2002, respectively, the Company expects that aggregate losses on the underlying mortgage loans will be approximately $3 million and $21 million in excess of that anticipated when it revised its yields as of April 1, 2000. There can be no assurance that the Company's estimate of expected losses will not be exceeded by additional adverse events, such as a continuing economic slowdown. As the Company has determined that the current estimate of expected credit losses exceeds credit losses as previously projected, the Company believes its CMBS portfolio has been impaired under FAS
         115. As the fair value of the CMBS is $143.5 million below the amortized cost basis as of December 31, 2000, the Company recorded an other than temporary impairment charge through the income statement of $143.5 million during the fourth quarter of 2000. Unrealized losses related to these CMBS were previously recognized through other comprehensive income in the equity section of the balance sheet and as a result the impact of the impairment charge is not material to book equity. As a result of the impairment recognized, the revised amortized cost basis of the CMBS as of December 31, 2000 substantially equals management's estimate of their fair value.

       "Appraisal Reductions" for the CMBS transactions in which the Company retains an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

                                                                   CBO-1            CBO-2         Nomura
                                                                   -----            -----         ------
      Year 1999                                                $         --    $          --    $       --
      Year 2000                                                   1,905,000       18,180,000            --
      January 1, 2001 through March 31, 2001                      7,525,000        1,250,000       440,000
                                                               ------------    -------------    ----------
      Cumulative Appraisal Reductions through March 31, 2001   $  9,430,000    $  19,430,000    $  440,000
                                                               ============    =============    ==========

        * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, where CMSLP obtains a third party appraisal it calculates one for the purpose of estimating potential losses.

     The effect of an appraisal reduction, for those underlying CMBS transactions that require an appraisal reduction to be calculated, generally is that the servicer stops advancing interest payments on the unrated bonds (or if no unrated bond, the lowest rated bond) as if such appraisal reduction was a realized loss. However, an appraisal reduction may result in a higher or lower realized loss based on the ultimate disposition or work-out of the mortgage loan.




(5) As of December 31, 2000 and 1999, the mortgage loans underlying the Company's Subordinated CMBS portfolio were secured by properties of the types and at the locations identified below:

                                12/31/00          12/31/99                                    12/31/00       12/31/99
         Property Type          Percentage/(a)/   Percentage/(a)/    Geographic Location/(b)/    Percentage/(a)/    Percentage/(a)/
         -------------          --------------    --------------     -----------------------     ---------------    --------------
         Multifamily..........       30%               32%           California...............         17%               17%
         Retail...............       30%               29%           Texas....................         13%               13%
         Office...............       13%               13%           Florida..................          8%                8%
         Hotel................       14%               14%           New York.................          5%                5%
         Other/(c)/...........       13%               12%           Other/(c)/...............         57%               57%
                                    ---               ---                                             ---               ---
             Total............      100%              100%             Total..................        100%              100%
                                    ===               ===                                             ===               ===

    (a) Based on a percentage of the total unpaid principal balance of the underlying loans.
    (b)  No significant concentration by region.
    (c)  No other individual state makes up more than 5% of the total.

(6) Equals amortized cost basis as of December 31, 1999 of the portfolio owned at December 31, 2000.

(7) As discussed below, during the year ended 2000, the Company completed the sale of all CMBS subject to the CMBS sale.

(8) Refer to Notes 1 and 10 for information regarding the Subordinated CMBS for tax purposes.

       The following table summarizes additional information relating to the Company's Subordinated CMBS on an aggregate pool basis as of December 31, 2000.


                                             Original          Anticipated          Anticipated
                                           Anticipated           Yield to             Yield to
                                             Yield to            Maturity             Maturity
        Pool                               Maturity (1)      as of 4/1/00 (1)     as of 1/1/01 (1)
        -----                              ------------      ----------------     ------------------
       Retained Securities from
         CRIIMI 1998 C1 (CBO-2)                10.3%              10.5%(2)             11.8%(3)

       Retained Securities from
         CRIIMI 1996 C1 (CBO-1)                20.7%              22.3%(2)             21.0%(3)

       Nomura Asset Securities Corp.
         Series 1998-D6 Tranche B7             12.0%              13.6%(2)             25.3%(3)
                                 -         ------------       ---------------     ------------------

       Weighted Average                        10.9%              11.1%(2)             12.4%(3)

_______________________________

(1) Represents the anticipated weighted average yield over the expected average life of the Company's CMBS portfolio as of the date of acquisition, April 1, 2000 and January 1, 2001 respectively, based on management's estimate of the timing and amount of future credit losses and prepayments.

(2) The increase in anticipated yields to maturity as of April 1, 2000 (which was used to recognize income from April 1, 2000 to December 31, 2000), as compared to those originally anticipated, were primarily due to a change in the allocation and timing of the estimated future credit losses related to the mortgage loans underlying the CMBS, as a result of the strong U.S. economy the performance of the mortgage loans underlying the CMBS had been better than management had originally anticipated, and credit losses were lower than originally estimated. Therefore, the Company revised its estimated credit losses to later in the weighted average life of CMBS than originally projected. However, at that time, the Company did not lower the total amount of estimated future credit losses related to the mortgage loans underlying the CMBS. The change in allocation and timing of estimated future credit losses to reflect a later occurrence of such losses resulted in increases in projected cash flow (primarily in the form of interest income) as of April 1, 2000, which in turn resulted in an increase in the anticipated yields to maturity. This revised methodology was used to recognize interest income from April 1, 2000 through December 31, 2000. As a result of the revised later occurrence of credit losses, the anticipated yields used to determine CMBS income increased. Through December 31, 2000, the overall impact of this allocation and timing revision resulted in a 29 basis point increase in total CMBS anticipated yields to maturity (24 basis point increase related to the remaining CMBS subject to the CMBS Sale and 30 basis point increase related to the Company's retained portfolio). These yield increases resulted in approximately $2.1 million in additional CMBS income related to the retained portfolio during 2000 compared to income that would have been recognized using prior unrevised yields related to the retained CMBS portfolio.

(3) As previously discussed, as of December 31, 2000 the Company revised its overall expected loss estimate related to its CMBS portfolio from $225 million to $298 million which resulted in impairment recognition related to the CMBS. As a result of recognizing impairment, the Company, has, again, revised its anticipated yields as of January 1, 2001, which will be used to recognize interest income prospectively, beginning January 1, 2001. These anticipated revised yields take into account the lower cost basis as of December 31, 2000, and contemplate larger than previously anticipated losses and that those losses will occur sooner then anticipated. While the Company expects lower cash flows from its CMBS portfolio than its previous estimates, yields actually increase because of a reduction in the carrying value of the Company's CMBS portfolio to fair value (i.e. cash flows divided by a much lower asset base cause yields to increase).

     The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in GAAP income recognition which is greater than or less than cash received. For the years ended December 31, 2000, 1999 and 1998, the amount of income recognized (less than) or in excess of cash received due to the effective interest rate method was approximately $15,200,000, $1,123,600 and $(200,000), respectively.

     Subsequent to the Petition Date, CRIIMI MAE and certain secured creditors disagreed about the effect of the stay provisions of the Bankruptcy Code on such secured lenders and the subject assets. A summary of material litigation, and agreements that were reached with certain creditors, is disclosed in Note 17 Litigation - Bankruptcy Related Litigation.

     CMSLP did not file for protection under Chapter 11. However, because of the related party nature of its relationship with CRIIMI MAE, during the Chapter 11 proceedings, CMSLP was under a high degree of scrutiny from servicing rating agencies. As a result of CRIIMI MAE's Chapter 11 filing, CMSLP was also declared in default under certain credit agreements with First Union. In order to repay all such credit agreement obligations and to increase its liquidity, CMSLP arranged for ORIX Real Estate Capital Markets, LLC ("ORIX"), formerly known as Banc One Mortgage Capital Markets, LLC, to succeed it as master servicer on two commercial mortgage pools on October 30, 1998. In addition, in order to allay rating agency concerns stemming from CRIIMI MAE's Chapter 11 filing, in November 1998, CRIIMI MAE designated ORIX as special servicer on 33 separate CMBS securitizations totaling approximately $29 billion, subject to certain requirements contained in the respective servicing agreements. As of December 31, 2000, CMSLP continued to perform special servicing as sub-servicer for ORIX on all but four of these securitizations. As of December 31, 2000, CRIIMI MAE remained the owner of the lowest rated tranche of the related Subordinated CMBS and, as such, retains rights pertaining to ownership, including the right to replace the special servicer. CMSLP also lost the right to specially service the DLJ MAC 95 CF-2 securitization when the majority holder of the lowest rated tranches replaced CMSLP as special servicer. As of December 31, 2000 and 1999, CMSLP's remaining servicing portfolio related to CMBS was approximately $20 billion and $29 billion, respectively. As part of CRIIMI MAE's Reorganization Plan, certain of the Company's non-resecuritized Subordinated CMBS were sold. As such, CMSLP no longer performs its special servicing duties related to those underlying loans. The total servicing revenue earned during 2000 and 1999 by CMSLP as the special servicer was approximately $500,000 and $1.2 million, respectively.

     The table below provides a summary of the CMBS Sale (and includes the CMO-IV Sale in the sale of the "Citicorp Bonds") completed in connection with the Reorganization Plan and included in the Recapitalization Financing.


                                                                                               Net Proceeds to
                                                         Face                      Debt            CRIIMI
   Sale Date       Portfolio              Classes       Amount    Sale Proceeds   Paydown            MAE          Gain (Loss) (a)
   ---------       ---------              -------       ------    -------------   -------            ---          ---------------
                                                     in millions   in millions   in millions    in millions         in millions
    02/29/00      Morgan Bonds            8 classes       $ 87.0         $ 45.9        $ 37.5       $ 8.4            ($1.35) (b)

    04/24/00      First Union Bonds       7 classes       $290.0         $140.0        $113.0       $27.0            ($0.36) (c)

    08/07/00      Chase Bonds             5 classes       $ 81.8         $ 43.4        $ 36.6       $ 6.8             $1.37  (d)

    11/01/00      DLJMAC 1997-CF2         1 class         $ 36.4         $ 14.2        $ 14.2         -0-             (0.09) (e)
                  ("DLJ Bond")

    11/06/00      MCFI 1998-MC1,         21 classes       $291.0         $174.8        $141.0       $33.8             $1.91  (f)
                  MCFI 1998-MC2,         ----------       ------         ------        ------       -----
                  CMM 1998-1 (g)(i)
                  ("Citicorp Bonds")                                                                                 ($31.0) (h)
                     Total Sales         42 classes       $786.2         $418.3        $342.3       $76.0
                                         ==========       ======         ======        ======       =====

(a) Represents actual gain (loss) recognized when sold. Under GAAP, when the fair value market value of an investment declines below its amortized cost for a significant period of time and the entity no longer has the ability or intent to hold the investment for the period the entity anticipates is required for the value to recover to amortized cost, other than temporary impairment on the investment should be recognized. This other than temporary impairment is recognized through the income statement as the difference between amortized cost and fair value. Additional accounting guidance states that other than temporary impairment should be recognized in the period the decision to sell any investment is made if the entity does not expect the fair value to recover before the sale date. As the Company decided in the fourth quarter of 1999 to sell the CMBS subject to the CMBS Sale and it did not expect the value of these bonds to significantly recover before the future sale dates, the Company recognized approximately $157 million of other than temporary impairment related to these CMBS through earnings in the fourth quarter of 1999. The Company recognized an additional $16 million of other than temporary impairment during 2000 related to these same bonds. Unrealized losses related to these CMBS were previously recognized through other comprehensive income in the equity section of the balance sheet. The other than temporary impairment loss is a part of the reorganization items on the income statement.

(b) These bonds were sold pursuant to a Stipulation and Order filed with the Bankruptcy Court on February 22, 2000. The bonds were subsequently sold on February 29, 2000.

(c) These bonds were sold pursuant to a Stipulation and Consent order filed with the Bankruptcy Court on March 21, 2000. The court approved this order on March 18, 2000 and the bonds were subsequently sold on April 24, 2000.

(d) These bonds were sold pursuant to a Stipulation and Consent Order filed with the Bankruptcy Court on June 16, 2000. The court approved this order on July 7, 2000 and the bonds were subsequently sold on August 7, 2000.

(e) These bonds were sold pursuant to a Stipulation and Consent order filed with the Bankruptcy Court on September 21, 2000. The Court approved this Order on October 12, 2000 and further amended on October 30, 2000. The bonds were subsequently sold on November 1, 2000.

(f) This amount represents the gains recognized on the sale of MCFI 1998-MC1 and MCFI 1998-MC2. It does not include the loss on the sale of CMM 1998-1 (the Company's interest in CMO-IV), which is reflected on the consolidated statements of income and comprehensive income as Loss on Originated Loans.

(g) Included in the sale of the Citicorp Bonds is the sale of CMM 1998-1. These securities are not accounted for as CMBS but rather Originated Loans as discussed further in Note 3 (Originated Loans) and Note 7. Although CMO-IV was accounted for as a financing, economically, the Subordinated CMBS tranches which CRIIMI MAE owned, generated monthly cash flows of approximately $700,000. As of December 31, 2000, interest payments of approximately $17.4 million were withheld with respect to certain tranches of CMO-IV. As part of the sale of the Company's interest in CMO-IV, these cumulative interest payments withheld were released to the Company in January 2001 to help fund the Reorganization Plan.

(h) This amount represents the net loss recognized on the sale of the Company's interest in CMO-IV. During the third quarter 2000, a loss of $45.8 million was recognized. In the fourth quarter 2000, the Company recognized a gain on debt extinguishment of $14.8 million.

(i) On September 21, 2000, CRIIMI MAE, SSB, GACC, ORIX, the CMI Equity Committee and the Unsecured Creditors' Committee filed a Stipulation and Consent Order (the "Stipulation and Consent") with the Bankruptcy Court providing for, among other matters, the terms of an agreement with respect to the sale of the Company's interest in CMO-IV and certain other CMBS to ORIX. On October 12, 2000, an order was entered by the Bankruptcy Court approving the Stipulation and Consent. On October 30, 2000, the Court entered an amendment to the Stipulation and Consent with respect to the agreed proceeds in connection with the sale to ORIX (the "Order"). Pursuant to the Stipulation and Consent as amended by the Order, the Company sold its interest in CMO-IV and certain other CMBS to ORIX. The CMI Equity Committee and Unsecured Creditors' Committee were deemed to have agreed to such sale. The sale was completed on November 6, 2000 resulting in total proceeds of approximately $189 million. The proceeds were used to pay off $141 million of financing owed to SSB and $4 million to Citicorp Real Estate, Inc. in full satisfaction of all asserted and unasserted claims of such claimants. Additionally, approximately $14.2 million of the proceeds were used to pay down secured financing provided by GACC. The net proceeds of approximately $30 million will be used to help fund the Reorganization Plan.

Determining Fair Value of Retained Interests

       The Company uses a discounted cash flow methodology for determining the fair value of its retained Subordinated CMBS. The discounted cash flow methodology includes the use of a third-party proprietary cash flow model to project the gross cash flows from the underlying commercial mortgage pool that serve as collateral for the Company's Subordinated CMBS. The gross mortgage cash flows are based on the respective loan attributes of each commercial mortgage, such as the interest rate, original loan amount and term to maturity (contained within a commercial mortgage pool) and are projected assuming no prepayments and no losses as is the market convention. The corresponding distribution of each commercial mortgage pool's principal and interest payments are based on specific documents unique to each CMBS transaction, referred to as pooling and servicing agreements. The value of the resulting CMBS cash flow distributions are then determined by applying a discount rate that, in the Company's view, is commensurate with the market's perception of risk of comparable assets. The Company used a variety of sources to determine its discount rate including; institutionally-available research reports and communications with dealers and active subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of December 31, 2000 and 1999, it has disclosed the range of discount rates by rating category used in determining these fair market values.

       Key Assumptions in Determining Fair Value

       The gross mortgage cash flows from each commercial mortgage pool and their corresponding distribution to the CMBS may be affected by numerous assumptions and variables including:

(i)    the receipt of mortgage payments earlier then projected ("prepayment");
(ii) delays in the receipt of monthly cash flow distributions to CMBS as a result of mortgage loan defaults and/or extensions in the loan's term to maturity (see "extension risk" below);
(iii) changes in the timing and/or amount of credit losses on the commercial mortgage loans ("credit risk"), which are a function of:

       . the percentage of mortgage loans that experience a default either during the mortgage term or at maturity (referred to in the industry as a "default percentage");
       . the recovery period represented by the time that elapses between the default of a commercial mortgage loan and the subsequent foreclosure and liquidation of the corresponding real estate (a period of time referred to in the industry as a "lag"); and,
       . the percentage of mortgage loan principal lost as a result of the deficiency in the liquidation proceeds resulting from the foreclosure and sale of the commercial real estate (referred to in the industry as a "loss severity");

(iv) the discount rate used to derive fair value which is comprised of the following:

       . a benchmark risk-free rate, calculated by using the current, "on-the-run" U.S. Treasury curve and interpolating a comparable risk-free rate based on the weighted-average life of each CMBS; plus,
       .   a credit risk premium; plus,
       .   a liquidity premium.

Sensitivities of Key Assumptions

       Since the Company uses a discounted cash flow methodology to derive the fair value of its Subordinated CMBS, changes in the timing and/or the amount of cash flows received from the underlying commercial mortgages, and their allocation to the CMBS, will directly impact the value of such securities. Accordingly, delays in the receipt of cash flows and/or decreases in future cash flows resulting from higher than anticipated credit losses will result in an overall decrease in the fair value of the Company's Subordinated CMBS. Furthermore, any increase/(decrease) in the required rate of return for Subordinated CMBS will result in a corresponding (decrease)/increase in the value of such securities. The Company has included the following narrative and numerical disclosures to demonstrate the sensitivity of such changes to the fair value of the Company's Subordinated CMBS.

       Impact of Prepayment Risk on Fair Value

       The Company's investments in Subordinated CMBS are purchased at a discount to their face amount due to their subordinated claim to principal and interest cash flows and priority of allocation of realized losses. As a result of the discounted purchase price, the return of principal sooner than anticipated from prepayments, and/or in amounts greater than initially assumed by the Company when determining the discounted purchase price, would result in an increase in the value of the Company's Subordinated CMBS. Such appreciation in value would result from the higher subordination level of the CMBS transaction relative to comparable CMBS and the potential for an upgrade in the ratings category of the security. Since the effects of prepayments would enhance the value of the Company's Subordinated CMBS, the effects of increased prepayments were excluded from the sensitivity analysis below. (It should be noted that the effects of a decline in prepayments is reflected in the Sensitivity of Fair Value to Extension Risk below).

Key Assumptions Resulting in an Adverse Impact to Fair Value

     Factors which could adversely affect the valuation of the Company's Subordinated CMBS include: (i) the receipt of cash flows later than anticipated (see Sensitivity of Fair Value to "Extension Risk" below), (ii) the receipt of future cash flows less than anticipated due to higher credit losses (i.e., higher credit losses resulting from a larger percentage of loan defaults, and/or longer periods of recovery between the date of default and liquidation, and/or higher loss of principal; see Sensitivity of Fair Value to Credit Losses below) and/or, (iii) an increase in the required rate of return (see Sensitivity of Fair Value to "Discount Rate" below) for Subordinated CMBS.

     Sensitivity of Fair Value to Extension Risk

     For purposes of this disclosure, the Company assumed that the maturity date of each commercial mortgage loan underlying its Subordinated CMBS was extended for a period of 12 months and 24 months beyond the contractual maturity date specified in each mortgage loan. The delay in the timing and receipt of such cash flows for an extended period of time consisting of 12 months and 24 months, respectively, resulted in a corresponding decline in the value of the Company's Subordinated CMBS by approximately $5.8 million (or 0.68 percent) and $11.5 million (or 1.34 percent), respectively.

     Sensitivity of Fair Value to Changes in Credit Losses

     For purposes of this disclosure, the Company used a market convention for simulating the impact of increased credit losses on Subordinated CMBS. Generally, the industry uses a combination of an assumed percentage of loan defaults (referred to in the industry as a Constant Default Rate or "CDR"), a period between the date of default and the sale and application of liquidation proceeds to the CMBS (referred to in the industry as a "lag"), and an assumed percentage of principal loss on each commercial mortgage loan assumed to default which is applied at the date of liquidation (referred to in the industry as a "loss severity"). For purposes of this disclosure, the Company assumed the following loss scenarios, each of which was assumed to begin 12 months from December 31, 2000: (i) 1% per annum of each commercial mortgage was assumed to default, a 12 month period of time was assumed to elapse between the date of default and the date of liquidation (however, it was assumed that the master servicer continued to advance scheduled principal and interest payments on behalf of the borrower during this time), and 30% of the then outstanding principal amount of each commercial mortgage loan was assumed to be lost (referred to in the industry as a 1% CDR, 12 month lag, and 30% loss severity, and referred to herein as the "1% CDR Loss Scenario"), and (ii) 2% per annum of each commercial mortgage was assumed to default, a 12 month period of time was assumed to elapse between the date of default and the date of liquidation (however, it was assumed that the master servicer continued to advance scheduled principal and interest payments on behalf of the borrower during this time), and 30% of the then outstanding principal amount of each commercial mortgage loan was assumed to be lost (referred to in the industry as a 2% CDR, 12 month lag, and 30% loss severity, and referred to herein as the "2% CDR Loss Scenario"). The delay in receipt and the reduction in amount of cash flows resulting from the 1% CDR Loss Scenario and the 2% CDR Loss Scenario, respectively, resulted in a corresponding decline in the fair value of the Company's Subordinated CMBS by approximately $26.6 million (or 3.12 percent) and $76.1 million (or 8.93 percent), respectively.

     The aggregate amount of credit losses assumed under the 1% CDR Loss Scenario and the 2% CDR Loss Scenario totaled approximately $294.8 million and $561.2 million, respectively. These amounts are in comparison to the aggregate remaining amount of anticipated credit losses assumed by the Company's management as of December 31, 2000 of approximately $298 million used to calculate GAAP income yields. It should be noted that the amount and timing of the anticipated credit losses assumed by the Company's management related to the GAAP income yields are not directly comparable to those assumed under the 1% CDR Loss Scenario and the 2% CDR Loss Scenario. As discussed above, gross cash flows are used to calculate fair value.

     Sensitivity of Fair Value to Changes in the Discount Rate

     The required rate of return used to determine the fair value of the Company's Subordinated CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium. These variables are combined to determine a total rate that, when used to discount the Subordinated CMBS' assumed stream of future cash flows, results in a net present value of such cash flows. The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market's perception of the Issuers and the credit fundamentals of the commercial real estate underlying each pool of commercial mortgage loans. For purposes of this disclosure, the Company assumed that the discount rate used to determine the fair value of its Subordinated CMBS increased by 100 basis points and 150 basis points. The increase in the discount rate by 100 and 150 basis points, respectively, resulted in a corresponding decline in the value of the Company's Subordinated CMBS by approximately $50.4 million (or 5.92 percent) and $73.9 million (or 8.67 percent), respectively.

     The sensitivities above are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

6.   INSURED MORTGAGE SECURITIES

     CRIIMI MAE's consolidated portfolio of mortgage securities is comprised of FHA-Insured Certificates and GNMA Mortgage-Backed Securities. Additionally, mortgage securities include Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by GNMA Mortgage-Backed Securities, as discussed below. As of December 31, 2000, approximately 16% of CRIIMI MAE's investment in mortgage securities were FHA-Insured Certificates and 84% were GNMA Mortgage-Backed Securities (including certificates which collateralized Freddie Mac participation certificates). FHA-Insured Certificates and GNMA Mortgage-Backed Securities are collectively referred to herein as "mortgage securities."

CRIIMI MAE owns the following mortgages directly or indirectly through its wholly owned subsidiaries:

                                                                      As of December 31, 2000
                                                                      -----------------------

                                                                                                 Weighted
                                              Number of                                           Average           Weighted Average
                                              Mortgage                                        Effective Interest       Remaining
                                             Securities        Fair Value     Amortized Cost        Rate                  Term
CRIIMI MAE                                            1      $   5,345,888   $    5,402,205          8.00%              34 years
CRIIMI MAE Financial Corporation (1)                 35        124,117,999      124,785,552          8.39%              28 years
CRIIMI MAE Financial Corporation II (1)              45        197,158,703      200,934,734          7.20%              26 years
CRIIMI MAE Financial Corporation III (1)             22         59,128,817       59,718,390          7.83%              28 years
                                             ----------      -------------   --------------   -----------            -----------
                                                    103      $ 385,751,407   $  390,840,881          7.69% (2)          27 years (2)
                                             ==========      =============   ==============   ===========            ===========

                                                                         As of December 31, 1999
                                                                         -----------------------

                                                                                                Weighted
                                             Number of                                          Average
                                             Mortgage                                       Effective Interest    Weighted Average
                                            Securities      Fair Value      Amortized Cost        Rate             Remaining Term
CRIIMI MAE                                          1     $   5,268,982      $  5,429,746            8.00%           35 years
CRIIMI MAE Financial Corporation (3)               36       123,757,775       126,621,745            8.40%           29 years
CRIIMI MAE Financial Corporation II (3)            49       204,437,012       212,474,158            7.24%           27 years
CRIIMI MAE Financial Corporation III (3)           23        61,393,470        62,943,459            7.84%           29 years
                                            ---------     -------------     -------------      ----------         -----------
                                                  109     $ 394,857,239     $ 407,469,108            7.68% (2)       28 years (2)
                                            =========     =============     =============      ==========         ===========

----------------------
(1) During the year ended December 31, 2000, there were six prepayments of mortgage loans underlying mortgage securities held by CRIIMI MAE's financing subsidiaries. These prepayments generated net proceeds of approximately $12.6 million and resulted in net financial statement gains of approximately $280,000, which are included in gains on mortgage securities dispositions on the accompanying consolidated statement of income for the year ended December 31, 2000.

(2) Weighted averages were computed using total face value of the mortgage securities.

(3) During the year ended December 31, 1999, there were 14 prepayments of mortgage loans underlying mortgage loans underlying mortgage securities held by CRIIMI MAE's financing subsidiaries. These prepayments generated net proceeds of approximately $74.0 million and resulted in net financial statement gains of approximately $2.1 million, which are included in gains on mortgage securities dispositions on the accompanying consolidated statement of income for the year ended December 31, 1999.

          Descriptions of the mortgage securities owned, directly or indirectly by CRIIMI MAE, which exceed 3% of the total carrying value of the consolidated mortgage securities as of December 31, 2000, summarized information regarding other mortgage securities and mortgage securities income earned in 2000, 1999 and 1998, including interest earned on the disposed mortgage securities, are as follows:

                                                           Mortgage Securities as of December 31, 2000
                                  -----------------------------------------------------------------------------------------------
                                     Face Value (1)    Fair Value (2)(4)     Amortized Cost        Effective      Final Maturity
                                                                                 (1)(3)            Interest         Date Range
                                                                                                     Rate
                                  -----------------------------------------------------------------------------------------------
CRIIMI MAE
----------

   GNMA Mortgage-Backed Securities
   -------------------------------
   Other (1 mortgage security)       $  5,402,205      $  5,345,888               $  5,402,205           8.00%            02/2035
                                  ---------------    --------------           ----------------

CRIIMI MAE Financial Corporation
--------------------------------

   FHA-Insured Certificates
   ------------------------
   Other (20 mortgage securities)      61,243,577        61,265,973                 61,294,560    7.35%-11.00%    02/2019-04/2034

   GNMA Mortgage-Backed Securities
   -------------------------------
   Bellhaven Nursing Center            13,946,726        13,967,268                 13,946,726           8.63%            12/2031
   Other (15 mortgage securities)      49,206,279        48,884,758                 49,544,266     7.93%-8.78%    06/2018-04/2035
                                  ---------------    --------------           ----------------
                                      124,396,582       124,117,999                124,785,552
                                  ---------------    --------------           ----------------


CRIIMI MAE Financial Corporation II
-----------------------------------

   GNMA Mortgage-Backed Securities
   -------------------------------
   Oakwood Garden Apartments           12,685,687        12,564,691                 12,935,464           7.51%            10/2023
   San Jose South                      27,577,577        27,314,541                 27,790,168           7.66%            10/2023
   Somerset Park                       28,509,328        28,224,973                 28,999,395           7.41%            07/2028
   Yorkshire Apartments                14,500,264        14,353,170                 14,565,486           7.21%            07/2031
   Other (45 mortgage securities)     115,843,476       114,701,328                116,644,221     7.14%-7.90%    06/2018-05/2029
                                  ---------------    --------------           ----------------
                                      199,116,332       197,158,703                200,934,734
                                  ---------------    --------------           ----------------


CRIIMI MAE Financial Corporation III
------------------------------------

   GNMA Mortgage-Backed Securities
   -------------------------------
   Other (22 mortgage securities)      59,559,087        59,128,817                 59,718,390    7.11%-10.94%    08/2015-02/2035
                                  ---------------    --------------           ----------------

Total Insured Mortgage Securities    $388,474,206      $385,751,407               $390,840,881
                                  ===============    ==============           ================


Insured Mortgage Security Dispositions

Insured Mortgage Securities Interest Income


                                                                   Mortgage Income Earned
                                                       --------------------------------------------
                                                             2000           1999           1998
                                                       --------------------------------------------
CRIIMI MAE
----------

   GNMA Mortgage-Backed Securities
   -------------------------------
   Other (1 mortgage security)                            $   433,385    $   435,493    $   577,393
                                                       --------------    -----------    -----------

CRIIMI MAE Financial Corporation
--------------------------------

   FHA-Insured Certificates
   ------------------------
   Other (20 mortgage securities)                           5,549,004      5,598,209      5,638,466

   GNMA Mortgage-Backed Securities
   -------------------------------
   Bellhaven Nursing Center                                 1,172,021      1,178,951      1,185,310
   Other (15 mortgage securities)                           3,943,526      3,984,759      4,022,790
                                                       --------------    -----------    -----------
                                                           10,664,551     10,761,919     10,846,566
                                                       --------------    -----------    -----------


CRIIMI MAE Financial Corporation II
-----------------------------------

   GNMA Mortgage-Backed Securities
   -------------------------------
   Oakwood Garden Apartments                                  916,455        930,496        943,526
   San Jose South                                           2,007,005      2,037,043      2,064,876
   Somerset Park                                            2,089,020      2,110,507      2,130,465
   Yorkshire Apartments                                     1,017,995      1,026,277      1,033,985
   Other (45 mortgage securities)                           8,485,578      8,581,786      8,671,057
                                                       --------------    -----------   ------------
                                                           14,516,053     14,686,109     14,843,909
                                                       --------------    -----------   ------------


CRIIMI MAE Financial Corporation III
------------------------------------

   GNMA Mortgage-Backed Securities
   -------------------------------
   Other (22 mortgage securities)                           4,697,130      4,742,174      4,783,618
                                                       --------------   ------------   ------------

Total Insured Mortgage Securities                         $30,311,119    $30,625,695    $31,051,486

Insured Mortgage Security Dispositions                        357,109      2,779,476     12,011,257
                                                       --------------   ------------   ------------

Insured Mortgage Securities Interest Income               $30,668,228    $33,405,171    $43,062,743
                                                       ==============   ============   ============

________________________
     (1) Principal and interest on mortgage securities is payable at level amounts over the life of the mortgage asset. Total annual debt service payable to CRIIMI MAE and its financing subsidiaries for the mortgage securities held as of December 31, 2000 is approximately $34.5 million.
     (2) Reconciliations of the carrying amount of CRIIMI MAE's insured mortgage securities for the years ended December 31, 2000 and 1999 follow:

                                                                               For the year ended
                                                                                   December 31,
                                                                              2000             1999
                                                                          ------------     ------------
     Balance at beginning of year                                          $394,857,239    $488,095,221

     Additions during the year:
         Amortization of discount                                                16,554          19,226
         Adjustment to net unrealized gains on mortgage securities            7,522,396              --

     Deductions during the year:

                                                                                         For the year ended December 31,
                                                                                         2000                       1999
                                                                                     ---------------          -------------
    Principal payments                                                                    (4,264,161)            (4,219,336)
    Mortgage dispositions                                                                (12,292,734)           (71,875,703)
    Adjustment to net unrealized losses on insured mortgage securities                           ---            (17,069,422)
    Accretion of premium                                                                     (87,887)               (92,747)
                                                                                     ---------------          -------------

Balance at end of year                                                                  $385,751,407           $394,857,239
                                                                                     ===============          =============

(3) All mortgages are collateralized by first or second liens on residential apartment, retirement home, nursing home or townhouse complexes which have diverse geographic locations and are FHA-Insured Certificates or GNMA Mortgage-Backed Securities. Payment of the principal and interest on FHA-Insured Certificates is insured by HUD pursuant to Title 2 of the National Housing Act. Payment of the principal and interest on GNMA Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

(4)  None of these mortgage securities are delinquent as of December 31, 2000.

7.      LOAN ORIGINATION PROGRAM

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

        Also prior to the Petition Date, the Company had originated over $900 million in aggregate principal amount of loans. In June 1998, the Company securitized approximately $496 million of the commercial mortgage loans originated or acquired through a mortgage loan conduit program with Citicorp Real Estate, Inc. ("Citibank") and, through CRIIMI MAE CMBS Corp., issued Commercial Mortgage Loan Trust Certificates, Series 1998-1 or CMO-IV. In CMO-IV, CRIIMI MAE sold $397 million face amount of fixed-rate, investment grade CMBS. CRIIMI MAE had call rights on each of the issued securities and therefore had not surrendered control of the bonds, thus requiring the transaction to be accounted for as a financing of the mortgage loans collateralizing the investment grade CMBS sold in the securitization. Therefore, the mortgage loans remained on the Company's balance sheet. The Company originally intended to sell all of the investment grade tranches of CMO-IV; however, as discussed below, two investment grade tranches were not sold until 1999. Also, as discussed further below, as part of the Reorganization Plan, the Company sold its interest in CMO-IV in November 2000. Accordingly, during the fourth quarter 2000, the mortgage loans and related other assets and liabilities, were removed from the balance sheet.

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

        On April 5, 1999, the Bankruptcy Court entered a Stipulation and Consent Order, negotiated by the Company and Citibank. The negotiations were in response to a letter Citibank sent to the Company on October 5, 1998 alleging that the Company was in default under the Citibank Program and that it was terminating the Citibank Program. The Order provided that Citibank would, with CRIIMI MAE's cooperation, sell the loans originated under the Citibank Program provided that the sale resulted in CRIIMI MAE receiving minimum net proceeds of not less than $3.5 million, after satisfying certain amounts due to Citibank under the Citibank Program from the amount held in the reserve account. The minimum net proceeds provision was waived by written agreement of the Company, the Unsecured Creditors' Committee and the Equity Committee.

     On April 5, 1999, the Company finalized an agreement by which SSB, in cooperation with CRIIMI MAE, agreed to sell the remaining two classes of investment grade CMBS from CMO-IV with a face amount of $45.9 million and an average coupon rate of 6.96% constituting a portion of the collateral security advances under financing agreements with Citicorp. CRIIMI MAE sold these two classes of CMBS in 1999. CRIIMI MAE retained the right to call each CMBS when the principal balance amortized to 15% of its original face balance. The 15% call option prevented CRIIMI MAE from surrendering control of the assets pursuant to the requirements of FAS 125 and thus the transaction was accounted for as a financing and not a sale. Gross proceeds from the sale were used to pay off $39.6 million of secured debt and certain costs, and the remainder of approximately $315,000 was remitted to CRIIMI MAE. This resulted in CRIIMI MAE recognizing fixed-rate debt for these bonds in the amount of the gross proceeds received.

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

     In July 2000, the Company decided that, as part of the Reorganization Plan, it would sell the remaining $53 million face amount of assets from CMO-IV that it then owned. The proceeds from the CMO-IV Sale, together with certain of the proceeds from the CMBS Sale, were used to pay down the related variable rate debt secured by certain of such assets, and to satisfy all remaining Citigroup claims, with the remaining proceeds retained by the Company. Upon the sale of the CMO-IV assets, CRIIMI MAE no longer had any economic interest in CMO-IV.
The Company, as the owner of the issuer's equity of CMO-IV, held the call options related to the $442.5 million (original face amount) of previously issued securities that were classified as securitized debt on the Company's balance sheet. Upon the sale of the issuer's equity, CRIIMI MAE no longer owned these call options and, as a result, the securitization no longer qualified as a financing under SFAS 125. As a result, all assets (Investment in Originated Loans and related deferred financing costs) and liabilities (Collateralized mortgage obligations - Originated Loans and a portion of variable rate secured borrowings - CMBS) related to the securitization were removed from CRIIMI MAE's balance sheet upon the sale of the issuer's equity. The CMO-IV Sale was completed on November 6, 2000. In accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments", the net loss on the sale of the Company's interest in CMO-IV was required to be presented as two components consisting of the loss on the sale of the originated loans and the subsequent gain related to the extinguishment of debt. Because the Company decided in the third quarter of 2000 to sell all of its interest in CMO-IV, the investment in originated loans was adjusted from amortized cost to fair value resulting in a $45.8 million loss in the third quarter 2000 which was classified as a reorganization item. A gain related to the extinguishment of debt were not recognized until the debt was actually extinguished on November 6, 2000. The gain related to the extinguishment of debt was approximately $14.8 million and was recognized in the fourth quarter of 2000 as an extraordinary item. Therefore, the net loss related to the sale of the Company's interest in CMO-IV was approximately $31.0 million for financial reporting purposes. For tax purposes, the net loss was approximately $30.1 million and was recorded in the fourth quarter 2000 as an ordinary loss.

     A reconciliation of the carrying amount of CRIIMI MAE's originated loans for the years ended December 31, 2000 and 1999, follows:

                                                            For the year ended December 31,
                                                             2000                    1999
                                                        -------------            ------------
    Balance at beginning of year                        $ 470,204,780            $499,076,030

    Deductions during the year:
       Principal payments                                  (7,234,410)             (8,618,218)
       Mortgage dispositions                               (5,725,803)            (19,214,239)
       Amortization of deferred loan costs                   (964,917)             (1,038,793)
       Loss on originated loans                           (45,845,712)                     --
       Sale of originated loans                          (410,433,938)                     --
                                                       --------------          --------------
    Balance at end of year                                         --            $470,204,780
                                                       ==============          ==============



8.   OBLIGATIONS UNDER FINANCING FACILITIES

     Discussed below are the Company's obligations under financing facilities as of December 31, 2000 and 1999. All such obligations, to the extent constituting allowed claims, are anticipated to be paid in full as part of the Reorganization Plan (except for the claim related to First Union), through either a cash payment or issuance of New Debt, or a combination of both.

   Obligations Outstanding as of December 31, 2000 and 1999

   The following table summarizes CRIIMI MAE's debt outstanding as of December 31, 2000 and December 31, 1999. Obligations constituting allowed claims are anticipated to be paid in full on the effective date of the Reorganization Plan, as noted in footnote (b), below.

                                                                      Year ended December 31, 2000
                                    ---------------------------------------------------------------------------------------------
                                                                                                 Average
                                                           Effective Rate                       Effective
                                       Ending Balance       at Year End    Average Balance        Rate       Stated Maturity Date
                                    -------------------  ---------------- -----------------   ------------- ---------------------
Securitized mortgage obligations:
    Subordinated CMBS (1)             $  280,520,265           9.1%          $279,680,235         9.1%        Nov 2006-Nov 2011

    Freddie Mac Funding Note (2)         192,168,879           7.5%           196,385,577            7.5%             Sept 2031

    Fannie Mae Funding Note (3)           57,765,188           7.4%            58,988,331            7.4%            March 2035

    CMO (4)                              114,715,858           7.5%           115,196,505            7.5%              Jan 2033

    CMO-loan originations (5)                     --            --            334,884,751            6.6%                    --

Variable-rate secured borrowings -
    Subordinated CMBS (a)(b)(c)          367,535,895           7.9%           547,769,490            7.5%  March 1999-Sept 2000

Senior unsecured notes (b)(c)            100,000,000           9.1%           100,000,000            9.1%              Dec 2002

Bank term loan (b)(c)                      1,300,000           8.0%             1,300,000            7.6%              Dec 1998

Working capital line of credit (b)(c)     40,000,000           8.4%            40,000,000            8.2%              Dec 1998

Bridge loan (b)(c)                        49,749,522           9.0%            49,749,522            8.6%              Feb 1999
                                  ------------------
    Total                             $1,203,755,607
                                  ==================

   (a) Certain debt balances have been reduced to reflect application of net cash flow received during Chapter 11 proceedings.
   (b) These facilities were in default as of December 31, 2000 and December 31, 1999 due to the Company's Chapter 11 filing. All outstanding unpaid amounts under these facilities to the extent they constitute allowed claims, are anticipated to be paid in full in connection with the Reorganization Plan, except for the allowed claim related to First Union, as discussed in Note 17, through either cash payment or issuance of New Debt or a combination of both.
   (c) As a result of the Chapter 11 petition filed on October 5, 1998, certain lenders declared defaults or otherwise took action against the Company with respect to a number of CRIIMI MAE's financing facilities. See Note 17 for additional information.


                                                                     Year ended December 31, 1999
                                    ---------------------------------------------------------------------------------------------
                                                                                                 Average
                                                           Effective Rate                       Effective
                                       Ending Balance       at Year End    Average Balance        Rate       Stated Maturity Date
                                    -------------------  ---------------- -----------------   ------------- ---------------------
Securitized mortgage obligations:
    Subordinated CMBS (1)             $  278,165,968           8.9%         $217,285,484           8.9%        Nov 2006-Nov 2011

    Freddie Mac Funding Note (2)         201,784,575           7.4%          211,889,272           7.4%                Sept 2031

    Fannie Mae Funding Note (3)           60,853,118           7.4%           66,918,215           7.4%               March 2035

    CMO (4)                              116,073,909           7.4%          129,616,228           7.4%                 Jan 2033

    CMO-loan originations (5)            399,768,513           6.6%          388,431,011           6.5%        Oct 2001-May 2008

Variable-rate secured borrowings -
    Subordinated CMBS                    732,904,775           7.7%          794,212,980           6.2%                  Various
Senior unsecured notes                   100,000,000           9.1%          100,000,000           9.1%                 Dec 2002

Bank term loans (6)                        3,050,000           7.8%            3,050,000           7.1%                 Dec 1998

Working capital line of credit            40,000,000           8.2%           40,000,000           7.0%                 Dec 1998

Bridge loan                               49,749,522           8.7%           49,749,522           7.5%                 Feb 1999

                                    ----------------
    Total                             $1,982,350,380
                                    ================

   (1) As of December 31, 2000 and 1999, the face amount of the debt was $328,446,000 and $328,446,000 with unamortized discount of $47,925,734 and $50,280,032, respectively. During the year ended December 31, 2000 and 1999, discount amortization of $2,354,298 and $2,986,001, respectively, was recorded as interest expense.

(2) As of December 31, 2000 and 1999, the face amount of the note was $198,070,722 and $209,506,965, respectively, with unamortized discount of $5,901,843 and $7,722,390, respectively. During the year ended December 31, 2000 and 1999, discount amortization of $1,820,547 and $460,788, respectively, was recorded as interest expense.

(3) As of December 31, 2000 and 1999, the face amount of the note was $59,112,927 and $62,359,630, respectively, with unamortized discount of $1,347,738 and $1,506,512, respectively. During the year ended December 31, 2000 and 1999, discount amortization of $158,774 and $363,516, respectively, was recorded as interest expense.

(4) As of December 31, 2000 and 1999, the face amount of the note was $117,729,663 and $119,563,094, respectively, with unamortized discount of $3,013,806 and $3,489,185, respectively. During the year ended December 31, 2000 and 1999, discount amortization of $475,379 and $823,068, respectively, was recorded as interest expense.

(5) As of December 31, 2000 and 1999, the face amount of the debt was $-0- and $411,110,641 with unamortized discount of $-0- and $11,342,128, respectively. During the year ended December 31, 2000 and 1999, discount amortization of $1,187,656 and $1,404,887, respectively, was recorded as interest expense.

(6) The effective interest rate as of December 31, 1999 includes the impact of a rate reduction agreement which was in place from July 1995 through December 31, 1999, providing for a reduction in the rate on a portion of the loans based on balances maintained at the bank.

(7) Stated maturities per respective loan agreements. The maturities of CRIIMI MAE's debt are as follows:

         2001                      $  564,813,457
         2002                           4,771,488
         2003                           5,163,229
         2004                           8,835,051
         2005                           6,046,671
         2006-2035                    672,314,832
                                   ------------------
                                   $ 1,261,944,728 (a)
                                   ==================

_____________________
     (a) Assumes all non-securitized mortgage obligations mature in 2001 due to Chapter 11 proceedings and the Reorganization Plan. Payments of principal on the securitized mortgage obligations are required to the extent mortgage principal is received on the related collateral. The projected principal paydown on the securitized mortgage obligations is based upon the stated terms of the underlying mortgages. These amounts do not include the associated unamortized discount.

Securitized Bond Obligations - CMBS

     In the May 1998 CBO-2 transaction, CRIIMI MAE, through its wholly owned subsidiary CRIIMI MAE CMBS Corp., issued an aggregate of $468 million of longer-term, fixed-rate investment grade debt securities to reduce an equivalent amount of short-term, variable-rate secured borrowings used to initially fund CMBS acquisitions. Of the $468 million in investment grade securities, $345 million were non-callable securities and $123 million were callable securities.

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

     As of December 31, 2000 and December 31, 1999, CMBS with a fair value of $283.3 million and $253.1 million, respectively, collateralize these borrowings.

Securitized Mortgage Obligations - Insured Mortgage Securities

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

     The refinancings were completed through three separate transactions. GNMA Mortgage-Backed Securities with a fair value of approximately $197 million and $204 million as of December 31, 2000 and 1999, respectively, were pledged as security for a funding note payable to Freddie Mac (the "Freddie Mac Funding Note"). The Collateralized Mortgage Obligations (CMOs) were collateralized by FHA-Insured Certificates and GNMA Mortgage-Backed Securities with a fair value of approximately $124 million and $124 million as of December 31, 2000 and 1999, respectively. GNMA Mortgage-Backed Securities with a fair value of approximately $59 million and $61 million as of December 31, 2000 and 1999, respectively, were pledged as security for a funding note payable to Fannie Mae (the "Fannie Mae Funding Note").

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

Securitized Mortgage Obligations - Originated Loans

     In the June 1998 CMO-IV transaction, $496 million of originated or acquired commercial mortgage loans were securitized, and CRIIMI MAE sold $397 million face amount of fixed-rate investment-grade debt securities. CRIIMI MAE retained call options on all of the securities such that control was not relinquished. Therefore, the mortgage loans remained on CRIIMI MAE's balance sheet as assets for accounting purposes (along with the collateralized mortgage obligations) for all securities sold by CRIIMI MAE.

     The securities were issued at a discount of approximately $6.6 million. Such discount, as well as approximately $6.7 million of deferred costs and securitization transaction costs, were amortized on a level yield basis over the expected life of the related security. The securities not sold to third parties were partially financed with secured borrowings.

     In April 1999, the Company finalized an agreement by which SSB, in cooperation with CRIIMI MAE, agreed to sell the remaining two classes of investment grade CMBS from CMO-IV with a face amount of $45.9 million and an average coupon rate of 6.96% constituting a portion of the collateral security advances under financing agreements with Citicorp. CRIIMI MAE sold these two classes of CMBS in May and October 1999. Gross proceeds from the sale were used to pay off $39.6 million of secured debt and certain costs, and the remainder of approximately $315,000 was remitted to CRIIMI MAE. This resulted in CRIIMI MAE recognizing fixed-rate debt for these bonds in the amount of the gross proceeds received.

     During the fourth quarter of 2000, the Company sold its remaining interests in CMO-IV, paid off the related secured debt, and removed the collateralized mortgage obligations from its balance sheet. In accordance with EITF 96-19, the net loss on the sale of the Company's interest in CMO-IV is required to be presented as two components consisting of the loss on the sale of the originated loans and the subsequent gain related to the extinguishment of debt. Because the Company decided in the third quarter of 2000 to sell all of its interest in CMO-IV, the investment in originated loans was adjusted from amortized cost to fair value resulting in a $45.8 million loss in the third quarter of 2000 which was classified as a reorganization item. The gain of $14.8 million related to the extinguishment of debt was not recognized until the debt was actually extinguished in November 2000, and was recognized as an extraordinary item. Accordingly, the net loss related to the sale of the Company's interest in CMO-IV was approximately $31.0 million.

Variable Rate Secured Borrowings-CMBS

     As previously discussed, when CRIIMI MAE purchased Subordinated CMBS, it initially financed (generally through short-term, variable-rate secured borrowings) a portion of the purchase price of the Subordinated CMBS. These secured borrowings were either provided by the issuer of the CMBS pool or through master secured borrowing agreements, as discussed below. As of December 31, 2000, the secured borrowings on Subordinated CMBS had interest rates that were generally based on the one-month LIBOR, plus a spread of 1.0% or 1.5%.

     As discussed in Note 5, during 2000, the Company paid down variable rate debt aggregating approximately $342.3 million as a result of the CMBS Sale and the Company's interest in CMO-IV. Additionally, during 1999, the Company repaid variable rate secured debt of approximating $141.2 million in connection with the sale of the CBO-2 BBB bonds and $39.6 million in connection with the sale of the BBB bonds issued in CMO-IV.

     The secured borrowing agreements are secured by certain rated CMBS security tranches with an aggregate fair value of approximately $464 million as of December 31, 2000 and $784 million as of December 31, 1999. CRIIMI MAE's short-term variable-rate financing facilities required that the value of the collateral securing the facilities meet a minimum loan-to-value ratio. If the value of the collateral was perceived such that the maximum loan-to-value ratio is exceeded, then the lender required the Company to post cash or additional collateral with sufficient value to cure the perceived value deficiency. As of December 31, 2000, CRIIMI MAE had remaining secured borrowing agreements with GACC and Merrill Lynch with respect to its Subordinated CMBS. These secured borrowing agreements qualify as financings under FAS 125 because CRIIMI MAE is required to purchase the same securities collateralizing the borrowing before their maturity.

     The allowed claims related to the remaining variable rate secured borrowing agreements are anticipated to be paid in full on the effective date of the Reorganization Plan through a combination of cash and the issuance of new secured debt.

Senior Unsecured Notes

     In November 1997, CRIIMI MAE issued senior unsecured notes ("Notes") due on December 1, 2002 in an aggregate principal amount of $100 million. The Notes were effectively subordinated to the claims of any secured lender to the extent of the value of the collateral securing such indebtedness. Interest on the Notes was payable semi-annually in arrears on June 1 and December 1, commencing June 1, 1998 at a fixed annual rate of 9.125%. The Notes were redeemable at any time, in whole or in part, at the option of CRIIMI MAE.

     The allowed claims related to the Notes are anticipated to be paid in full, on the effective date of the Reorganization Plan, through a combination of cash and the issuance of new secured notes.

Bank Term Loans

     In connection with the Merger, CM Management assumed certain debt of certain mortgage businesses affiliated with CRI in the principal amount of $9.1 million (the "Bank Term Loan"). The Bank Term Loan was secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and was guaranteed by CRIIMI MAE. The collateral for this loan is carried at a cost basis of approximately $11.4 million on the balance sheet and is reflected in Equity Investments. The loan requires quarterly principal payments of $650,000 and was scheduled to mature on December 31, 1998. The amount outstanding as of December 31, 2000 and 1999 was $1.3 million. Interest on the loan was based on LIBOR, plus a spread of 1.25%.

     The allowed claim related to the Bank Term Loan is anticipated to be paid in full, in cash, on the effective date of the Reorganization Plan.

     In addition, a wholly owned subsidiary had a loan secured by certain REO and guaranteed by CRIIMI MAE. The loan required monthly interest payments and a balloon principal payment at maturity. The loan was made January 22, 1998 and matured on August 1, 1999. The Company received a default notice on August 3, 1999 from Citicorp. The property was sold to a third party in July 2000 and a portion of the proceeds from the sale were used to pay off the outstanding loan balance, and other related costs. The amount outstanding as of December 31, 2000 and 1999 was $0 and $1.75 million, respectively.

Working Capital Line of Credit

     In 1996, CRIIMI MAE entered into an unsecured working capital line of credit provided by two lenders which provided for up to $40 million in borrowings. The credit facility matured on December 31, 1998. Outstanding borrowings under this line of credit were based on interest at one-month LIBOR plus a spread of 1.75%. As of December 31, 2000 and 1999, $40 million in borrowings were outstanding under this facility.

     The Company anticipates that the litigation with First Union (one of the two lenders) will not be settled or resolved on or prior to the effective date of the Reorganization Plan; and therefore, the classification of First Union's claim under the Reorganization Plan will not be determined until after the effective date (see "Item 3-LEGAL PROCEEDINGS-Bankruptcy Related Litigation-First Union" for further information regarding (a) the status of the First Union litigation and (b) the treatment of First Union's Claim on the effective date of the Reorganization Plan).

     The allowed claim related to the other lender is anticipated to be paid in full on the effective date of the Reorganization Plan, through a combination of cash and the issuance of new secured notes.

Bridge Loan

     In August 1998, CRIIMI MAE entered into a bridge loan for $50 million provided by a lender. The total unpaid principal balance and accrued interest was due in February 1999. Outstanding borrowings under this facility were based on interest at one-month LIBOR plus a spread of 2.25%. As of December 31, 2000 and 1999, approximately $50 million in borrowings was outstanding under this loan.

     The allowed claim related to the bridge loan is anticipated to be paid in full on the effective date of the Reorganization Plan, through a combination of cash and the issuance of new secured notes.

Other Debt Related Information

     Changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt. Fluctuations in interest rates will continue to impact the value of that portion of CRIIMI MAE's mortgage assets which are not match-funded and could impact the net interest margin through increased cost of funds on the variable-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining variable-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any variable-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. Furthermore, CRIIMI MAE has interest rate risk to the extent that the LIBOR interest rate increases between the current rate and the cap rate. However, CRIIMI MAE follows a policy to hedge at least 75% of the principal amount of its variable-rate debt. As of December 31, 2000 and 1999, 93% and 94%, respectively, of CRIIMI MAE's variable-rate debt was hedged.

     For the year ended December 31, 2000, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts and deferred financing fees of approximately $8.5 million, was approximately 8.1%. As of December 31, 2000, CRIIMI MAE's debt-to-equity ratio was approximately 4.4 to 1 and CRIIMI MAE's non-match-funded debt-to-equity ratio was approximately 2.1 to 1.

New Debt

     The New Debt is expected to consist of approximately $262 million anticipated to be provided by affiliates of Merrill Lynch and GACC through a new secured financing facility (in the form of a repurchase transaction), and approximately $167 million anticipated to be provided through new secured notes issued to certain of the Company's unsecured creditors.

     In connection with the Reorganization Plan, substantially all cash flows relating to existing assets are expected to be used to satisfy principal, interest and fee obligations under the New Debt. The approximate $262 million secured financing would provide for (i) interest at a rate of one month London Interbank Offered Rate ("LIBOR") plus 3.25%, (ii) principal repayment/amortization  obligations,  (iii)  extension  fees after two years and
(iv) maturity on the fourth anniversary of the effective date of the Reorganization Plan. The principal obligations require a minimum principal amortization payment sufficient to amortize the related debt over a 15-year period, and additional amortization payments as set forth in the terms of the New Debt. The approximate $167 million secured financing would be effected through the issuance of two series of secured notes under two separate indentures. The first series of secured notes, representing an aggregate principal amount of approximately $105 million, would provide for (i) interest at a rate of 11.75% per annum, (ii) principal repayment/amortization obligations, (iii) extension fees after four years and (iv) maturity on the fifth anniversary of the effective date of the Reorganization Plan. The second series of secured notes, representing an aggregate principal amount of approximately $62 million, would provide for (i) interest at a rate of 13% per annum with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees after four years and (iii) maturity on the sixth anniversary of the effective date of the Reorganization Plan. The New Debt described above will be secured by substantially all of the existing assets of the Company. It is contemplated that there will be restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds in connection with the New Debt.

9.  INTEREST RATE PROTECTION AGREEMENTS

     CRIIMI MAE has entered into interest rate protection agreements to partially limit the adverse effects of a possible rise in interest rates on its variable-rate borrowings. Interest rate caps ("caps"), as shown below, provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. If the cap qualifies for hedge accounting treatment, the related cost, as well as gains or losses on terminated positions, have been deferred and recognized into income over the life of the related debt. However, with the sale of certain securities and subsequent pay down of the related variable rate debt contemplated by the Reorganization Plan, certain of the Company's interest rate caps will no longer qualify for hedge accounting. The portion of such caps will be marked-to-market with the adjustment recorded through earnings. At December 31, 2000, CRIIMI MAE held caps with a notional amount of $425 million.


Notional Amount          Effective Date         Maturity Date (2)      Cap (2)        Index (3)
   100,000,000           March 11, 1998         March 12, 2001         6.6875%        1M LIBOR
   100,000,000           April 30, 1998         March 30, 2001         6.6875%        1M LIBOR
   100,000,000           June 4, 1998           June 4, 2001           6.6563%        1M LIBOR
   100,000,000           June 26, 1998          June 26, 2001          6.6563%        1M LIBOR
    25,000,000           September 6, 1998      August 6, 2001         6.6523%        1M LIBOR
--------------
  $425,000,000 (1)(4)
==============

________________

(1) CRIIMI MAE's designated interest rate protection agreements hedge CRIIMI MAE's variable-rate borrowing costs.
(2) The weighted average strike price is approximately 6.67 % and the weighted average remaining term for these interest rate cap agreements is approximately four months.
(3)  The one month LIBOR rate was 6.56% at December 31, 2000.
(4) Subsequent to year end, the Company purchased a 2-year, 1-month LIBOR indexed, $200 million notional amount, amortizing interest rate cap with a strike price of 5.25%. This cap was purchased for $1.5 million to hedge the anticipated New Debt.

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

10.  DIFFERENCES BETWEEN FINANCIAL STATEMENT NET INCOME (LOSS) AND TAXABLE
     LOSS

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

     As previously discussed in Note 1, as a result of its trader election in early 2000, CRIIMI MAE recognized a mark-to-market tax loss of approximately $478 million on certain Trading Assets on January 1, 2000 (the "January 2000 Loss"). The January 2000 Loss is expected to be recognized evenly over four years (2000, 2001, 2002, and 2003), for tax purposes (i.e., approximately $120 million per year) beginning with the year 2000. The Company recognized one-fourth (i.e. approximately $120 million) of this January 2000 loss during the year ended December 31, 2000.

    A summary of the Company's year 2000 net operating loss is as follows:

January 2000 Loss                                                                          $  478 million
LESS: Portion recognized in First through Fourth Quarters of 2000                           (120) million
                                                                                           --------------
Balance Remaining of January 2000 Loss to be Recognized in Future Periods                  $  358 million
                                                                                           ==============

Taxable Income for the year ended December 31, 2000 Before Recognition of
  January 2000 Loss                                                                        $   20 million
LESS: January 2000 Loss Recognized in 2000                                                  (120) million
PLUS: Mark-to-market unrealized gain on Trading Assets as of December 31, 2000 (1)            50  million
                                                                                           --------------
Net Operating Loss for the year ended December 31, 2000                                     ($50) million
                                                                                           ==============

Net Operating Loss through December 31, 2000                                                ($50) million
Net Operating Loss Utilization                                                                 0  million
                                                                                           --------------
Net Operating Loss Carried Forward for Use in Future Periods                                ($50) million
                                                                                           ==============

(1) As of December 31, 2000, the combined fair value of the Trading Assets approximated $1.2 billion for tax purposes.

     The distinction between taxable income (loss) and GAAP income (loss) is important to the Company's shareholders because dividends or distributions are declared and paid on the basis of taxable income. The Company does not pay taxes so long as it satisfies the requirements for exemption from taxation pursuant to the REIT requirements of the Code. The Company calculates its taxable income, or taxable loss, as if the Company were a regular domestic corporation. This taxable income or taxable loss level determines the amount of dividends, if any, the Company is required to pay out over time in order to eliminate its tax liability.

     During the year ended December 31, 2000, excess inclusion income of $0.1474 per common share was distributed with the Series G Preferred Stock dividend. Excess inclusion income results from the Company's prior resecuritization of mortgage assets in its portfolio. A shareholder's allocable share of excess inclusion represents the minimum taxable income reportable by the shareholder for that year; it may not be offset by an NOL and may represent Unrelated Business Taxable Income for some shareholders. The excess inclusion distributed in 2000 was generated in 1999. Excess inclusion of $0.1456 per common share was distributed in 1998 along with the cash dividends paid during that year.
Because the Series F Preferred Stock dividend paid in 1999 related to 1998's taxable income, no excess inclusion was distributed in 1999.

11.  COMMON STOCK

     CRIIMI MAE, as of the anticipated effective date of the Reorganization Plan, expects to have authorized 300,000,000 shares of $0.01 par value common stock; and, as of December 31, 2000 and 1999, has issued 62,353,170 and 59,954,604 shares, respectively. In January 2001, 2,000 shares were issued to Directors pursuant to the Non-Employee Director Stock Plan. Additionally, from January 1, 2001 through April 10, 2001, an additional 4,147,639 common shares were issued as a result of the conversion of 30,000 shares of Series E Cumulative Convertible Preferred Stock. Further, 32,547,041 additional common shares were issued as a result of the conversion of 2,496,535 shares of Series G Preferred Stock, as discussed further in Note 12, resulting in a total of 99,049,850 common shares outstanding as of April 10, 2001.

     On January 11, 2001, CRIIMI MAE received notification from the New York Stock Exchange that it is "below criteria" for continued listing on the New York Stock Exchange because the average closing price of its common stock was less than $1 over a consecutive 30 trading-day period. Additionally, the New York Stock Exchange advised CRIIMI MAE Inc. that it has six months from January 11, 2001 to raise its common stock price above the $1 level and that failure of the common stock to average $1 over the 30 trading days preceding the expiration of the 6 month cure period will result in commencement of suspension and delisting procedures.

Dividends

     During the pendency of the Chapter 11 proceedings, the Company is prohibited from paying cash dividends without first obtaining Bankruptcy Court approval. Pursuant to the terms of the anticipated New Debt, limited, if any, dividends, other than if such dividend payments are required to be paid to maintain the Company's REIT status, can be paid to existing shareholders. See
Note 1 for further discussion.

     As discussed below, in September 1999 and September 2000, the Company declared a dividend on its common stock for the purpose of distributing approximately $15.7 million and $37.5 million, respectively, in undistributed 1998 and 1999 taxable income.

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

Treasury Shares

     In March 1998, approximately 540,000 treasury shares were retired and, as such, as of December 31, 2000 no treasury shares are outstanding.

12.  PREFERRED STOCK

     CRIIMI MAE, as of the anticipated date of the Reorganization Plan, expects to have authorized for issuance up to 75,000,000 shares of preferred stock. As of December 31, 2000 and 1999, the Company has authorized 25,000,000 shares of preferred stock, of which 3,000,000 shares are designated as Series B Cumulative Convertible Preferred Stock, 203,000 shares are designated as Series E
Cumulative Convertible Preferred Stock, 1,610,000 shares are designated as Series F Redeemable Cumulative Dividend Preferred Stock, and 3,760,000 shares are designated as Series G Redeemable Cumulative Convertible Preferred Stock as of December 31, 2000.

Series B Cumulative Convertible Preferred Stock

     In August 1996, CRIIMI MAE completed a public offering of 2,415,000 shares of Series B Cumulative Convertible Preferred Stock, with a par value of $0.01 per share (the "Series B Preferred Stock"), at an aggregate offering price of $60,375,000. The Series B Preferred Stock pays a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $0.30, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 2.2844 times one plus a conversion premium of 3%, subject to adjustment upon the occurrence of certain events. Since the Series B Preferred Stock voted to accept the Reorganization Plan, the relative rights and preferences of the Series B Preferred Stock were amended to permit the payment of dividends in cash or common stock (or a combination thereof) at the Company's election. The Series B Preferred Stock is (i) convertible at the option of the holders and (ii) subject to redemption at CRIIMI MAE's sole discretion after the tenth anniversary of issuance. Each share of Series B Preferred Stock was originally convertible into 2.2844 shares of common stock, subject to adjustment upon the occurrence of certain events. Due to certain adjustment provisions in the Series B Preferred Stock Articles Supplementary, the payment of the Series F Redeemable Cumulative Dividend Preferred Stock dividend and the payment of the Series G Redeemable Cumulative Dividend Preferred Stock dividend resulted in an adjustment to the conversion price such that one share of Series B Preferred Stock was, as of December 31, 2000, convertible into 4.2044 shares of common stock. The liquidation preference and the redemption price on the Series B Preferred Stock equals $25 per share, together with accrued and unpaid dividends. There were 1,593,982 shares of Series B Preferred Stock outstanding as of December 31, 2000. Dividends accrued on the Series B Preferred Stock totaled

$9,755,170 as of December 31, 2000 (of which, $4,335,631 was accrued for 2000,
$4,335,631 was accrued during 1999 and $1,083,908 was accrued for the fourth quarter of 1998).

Series C Cumulative Convertible Preferred Stock

     In March 1997, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company had the right to sell, and such investor was obligated to purchase, up to 300,000 shares of Series C Cumulative Convertible Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), through June 1998 at a price of $100 per share. The Series C Preferred Stock paid a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such quarterly dividend payment. The Series C Preferred Stock was convertible into shares of common stock at the option of the holder and was subject to redemption by CRIIMI MAE. The outstanding shares of Series C Preferred Stock were subject to mandatory conversion into common shares on February 23, 2000. Each share of Series C Preferred Stock was convertible into common shares based on a formula, the numerator of which was $100 and the denominator of which was a closing trade price of the common stock within the conversion period or the average of the closing trade prices of the common stock over the applicable twenty-one (or such fewer number as was mutually acceptable) day period immediately preceding the date of delivery. The liquidation preference and redemption price on the Series C Preferred Stock were $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon. On September 23, 1997, 150,000 shares were issued under this agreement, resulting in net proceeds of approximately $15 million.
On February 23, 1998, another 150,000 shares of Series C Preferred Stock were issued under this agreement, resulting in net proceeds of approximately $15 million. These proceeds were used to fund purchases of Subordinated CMBS. During 1999, 20,000 shares of Series C Preferred Stock were converted into 653,061 common shares, resulting in 103,000 shares of Series C Preferred Stock outstanding at December 31, 1999. As of February 22, 2000, all of the outstanding shares of Series C Preferred Stock were exchanged for Series E Preferred Stock. (See Series E, below, for further discussion.) Dividends accrued on the Series C Preferred Stock as of December 31, 2000 totaled $1,137,720 (of which $181,411 was accrued for 2000, $697,172 for 1999 and
$259,137 for the fourth quarter of 1998).

Series D Cumulative Convertible Preferred Stock

     In July 1998, CRIIMI MAE entered into an agreement with an institutional investor pursuant to which the Company had the right to sell, and such investor was obligated to purchase, up to 300,000 shares of Series D Cumulative Convertible Preferred Stock par value $0.01 per share (the "Series D Preferred Stock") at price of $100 per share. The Series D Preferred Stock paid a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding the commencement of the calendar quarter which includes such quarterly dividend payment. The Series D Preferred Stock was convertible into shares of common stock at the option of the holder and was subject to redemption by CRIIMI MAE. The outstanding Series D Preferred Stock was subject to mandatory conversion into common shares on July 31, 2000. Each share of Series D Preferred Stock was convertible into common shares based on a formula, the numerator of which is $100 and the denominator of which was a closing trade price of the common stock within the conversion period or the average of the closing trade prices of the common stock over the applicable twenty-one (or such fewer number as was mutually acceptable) day period immediately preceding the date of delivery. The liquidation preference and redemption price on the Series D Preferred Stock were $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon. On July 31, 1998, 100,000 shares of Series D Preferred Stock were issued under this agreement, resulting in net proceeds of approximately $10 million. There were no Series D Preferred Stock converted into common shares during 1999, resulting in 100,000 shares outstanding at December 31, 1999. As of July 26, 2000, all of the outstanding shares of Series D Preferred Stock were exchanged for Series E Preferred Stock. (See Series E, below, for further discussion.) Dividends accrued on the Series D Preferred Stock totaled $1,283,700 as of December 31, 2000 (of which, $482,947 was accrued for 2000, $645,822 was accrued for 1999 and $154,931 was accrued for the fourth quarter of 1998.

Series E Cumulative Convertible Preferred Stock

     On February 22, 2000, CRIIMI MAE and the holder of its Series C Preferred Stock entered into a Preferred Stock Exchange Agreement (the "Series C Exchange Agreement") pursuant to which 103,000 shares of Series C

Preferred Stock were exchanged (the "Series C Exchange") for 103,000 shares of a new series of preferred stock designated as Series E Cumulative Convertible Preferred Stock, par value $0.01 per share (the "Series E Preferred Stock"). On July 26, 2000, CRIIMI MAE and the holder of its Series D Preferred Stock entered into a Preferred Stock Exchange agreement (the "Series D Exchange Agreement") pursuant to which 100,000 shares of Series D Preferred Stock were exchanged (the "Series D Exchange" and together with the Series C Exchange, the "Exchanges") for 100,000 shares of Series E Preferred Stock. The principal purpose of the Exchanges was to effect an extension of the mandatory conversion dates, upon which the Series C Preferred Stock and Series D Preferred Stock would have converted into common stock. Pursuant to the Series C Exchange Agreement and Series D Exchange Agreement, the Company has amended its Reorganization Plan to provide for a new mandatory conversion date and certain additional terms and conditions with respect to the Series E Preferred Stock. The additional terms principally address dividend and additional conversion matters.

     Prior to the effective date, the principal terms of the Series E Preferred Stock are as set forth below. The Series E Preferred Stock pays a dividend at an annual rate equal to the sum of (i) 75 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding commencement of the calendar quarter which included such quarterly dividend payment. Quarterly dividends payable with respect to calendar quarters and any partial quarter will be payable in common stock. Dividends accrued on Series E Preferred Stock totaled $1,004,041 as of December 31, 2000, (representing dividends from February 23, 2000 through December 31, 2000). On April 13, 2001, the anticipated date of emergence, the Company anticipates paying dividends which have accrued on the Series E Preferred Stock from February 22, 2000 through the anticipated date of emergence. Such dividends are anticipated to be paid through the issuance of shares of common stock. The Series E Preferred Stock was not convertible into shares of common stock at the option of the holder prior to the effective date unless the effective date of the Reorganization Plan did not occur on or before December 31, 2000. Since the effective date is anticipated to occur on April 13, 2001, 10,000 shares of Series E Preferred Stock became convertible at the option of the holder into common stock each month preceding the effective date of the Reorganization Plan. Each share of Series E Preferred Stock is convertible into common stock based on a formula, the numerator of which will be $100 and the denominator of which will be a closing trade price of the common stock within the conversion pricing period that is mutually acceptable or the average of the closing trade prices of the common stock over the applicable twenty-one (or such fewer number as is mutually acceptable) day period immediately preceding the date of delivery. Prior to the effective date of the Reorganization, 10,000, 10,000 and 10,000 shares of the Series E Preferred Stock were converted into 1,369,863, 1,388,888, and 1,388,888, respectively, shares of common stock on January 9, February 1, and March 15, 2001, respectively. As of March 16, 2001, 173,000 shares of the Series E Preferred Stock remained outstanding. The Series E Preferred Stock is subject to redemption by CRIIMI MAE. The liquidation preference and the redemption price on the Series E Preferred Stock are $100 and $106, respectively, per share plus an amount equal to all dividends accrued and unpaid thereon.

     Pursuant to the anticipated effective date of the Reorganization Plan, amendments to the Series E Preferred Stock relative rights and preferences, relating principally to conversion and dividend rights and terms, will be effected, including an increase in the dividend rate equal to the sum of (i) 250 basis points plus (ii) LIBOR as of the second LIBOR Market Day preceding commencement of the calendar quarter which includes such quarterly dividend payment, a new mandatory conversion date and the provision of additional conversion rights. For a more complete discussion of the relative rights and preferences of the Series E Preferred Stock, reference is made to the Articles Supplementary related to the Series E Preferred Stock, as amended, and the Company's Reorganization Plan previously filed as exhibits to Current Reports on Form 8-K with the Securities and Exchange Commission on April 10, September 14 and December 28, 2000.

Series F Redeemable Cumulative Dividend Preferred Stock

     On September 14, 1999, the Company declared a dividend on its common stock for the purpose of distributing approximately $15.7 million in undistributed 1998 taxable income. The dividend was paid to common shareholders of record on October 20, 1999, provided that the shareholders maintained ownership of their common stock through the payment date. The dividend was paid on November 5, 1999 in shares of Series F Redeemable Cumulative Preferred Dividend Preferred Stock (the "Series F Preferred Stock"). The 1,606,595 shares of Series F Preferred Stock issued were approved for listing on the New York Stock Exchange and trade with the symbol CMM-PrF, with a par value of $0.01 and a face value of $10.

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

     During the first conversion period, 756,453 shares of Series F Preferred Stock were converted, resulting in the issuance of 6,401,443 shares of common stock. During the second and final conversion period (January 21 through February 3, 2000) for the Series F Preferred Stock, 263,788 additional shares were converted, resulting in the issuance of 2,396,566 shares of common stock. There were 586,354 shares of Series F Preferred Stock outstanding at December 31, 2000. Dividends accrued on Series F Preferred Stock totaled $815,032 as of December 31, 2000 (of which $703,625 was accrued for 2000 and $111,407 for
1999).

     The Series F Preferred Stock provides for dividends at an annual fixed rate of 12%. Since the holders of Series F Preferred Stock voted to accept the Reorganization Plan, the relative rights and preferences of the Series F Preferred Stock were amended to permit the payment of dividends in cash or common stock (or a combination thereof) at the Company's election. The first dividend will be paid no earlier than the end of the calendar quarter in which the Reorganization Plan becomes effective, and no more than quarterly thereafter. The Series F Preferred Stock is redeemable at the Company's option after November 5, 2000 in cash or shares of parity stock, at the election of the Company, at a price of $10.00 per share together with an amount (in cash and/or common stock, as applicable) equal to any accrued and unpaid dividends through the dividend declaration date next preceding the redemption date. The liquidation value of the Series F Preferred Stock is $10.00 per share plus accrued and unpaid dividends.

Series G Redeemable Cumulative Dividend Preferred Stock

     On September 11, 2000, the Company declared a dividend on its common stock for the purpose of distributing approximately $37.5 million in undistributed 1999 taxable income. The dividend was paid on November 13, 2000, to common shareholders of record as of October 27, 2000 who maintained ownership of their common stock through the payment date, in shares of Series G Redeemable Cumulative Dividend Preferred Stock (convertible during the period of ten (10) trading days commencing one-hundred calendar days after the initial issue date or, if such commencement date is not a trading day, the first trading day thereafter) (the "Series G Preferred Stock"). The shares of Series G Preferred Stock which were issued were approved for listing on the New York Stock Exchange and trade with the symbol CMM-PrG, with a par value of $0.01 and a face value of $10 per share.

     Holders of record of CRIIMI MAE common stock who maintained ownership of their common stock through November 13, 2000, received for each share held 6/100ths of a share of Series G Preferred Stock (i.e., six shares of Series G Preferred Stock for every 100 shares of common stock held). There were 3,741,191 shares of Series G outstanding as of December 31, 2000. The Series G Preferred Stock was convertible into shares of common stock during a period of 10 consecutive trading days commencing on February 21, 2001 and ending on March 6, 2001. Conversions were based on the volume-weighted average of the sale prices of the common stock for the 10-trading days prior to the date converted, subject to a floor of 50% of the volume-weighted average of the sale prices of the common stock on November 13, 2000. During the conversion period, 2,496,535 shares of Series G Preferred Stock were converted, resulting in the issuance of 32,547,041 shares of common stock. Accrued and unpaid dividends will not be paid on shares of Series G Preferred Stock converted into common stock during the conversion period. At the end of the conversion period, March 6, 2001, all conversion rights of the holders of Series G Preferred Stock expired. Dividends accrued on Series G Preferred Stock totaled $254,117 as of December 31, 2000. This amount takes into consideration the shares converted during the conversion period.

     Holders of Series G Preferred Stock will be entitled to receive, when declared by the Board of Directors, cumulative dividends, payable in cash or common stock (or a combination thereof) at the Company's option, at an annual rate of 15%. The first dividend will be paid no earlier than the end of the calendar quarter in which the

Reorganization Plan becomes effective, and no more than quarterly thereafter. The Series G Preferred Stock is redeemable, at the Company's option, in whole or in part, at any time after issuance in cash or shares of parity capital stock, at the election of the Company, at a price of $10.00 per share together with an amount (in cash and/or common stock, as applicable) equal to any accrued and unpaid dividends through the dividend declaration date next preceding the redemption date. The liquidation value of the Series G Preferred Stock is $10 per share plus accrued and unpaid dividends.

13.  EARNINGS PER SHARE

     The following table reconciles basic and diluted (loss) income per share under FAS 128 for the years ended December 31, 2000, 1999, and 1998.

                                                                                                                       Per Share
                                                                 (Loss)/income                   Shares                 Amount
                                                            ----------------------         ------------------        --------------
Year ended December 31, 2000
-----------------------------------------

Net (loss) before extraordinary item                                 $(170,304,166)                62,144,788                $(2.74)
                                                            ----------------------         ------------------        --------------
Extraordinary gain                                                      14,808,737                 62,144,788                $ 0.24
                                                            ----------------------         ------------------        --------------

Basis earnings per share:
  (Loss) to common shareholders                                       (155,495,429)                62,144,788                $(2.50)

Dilutive effect of securities:
   Stock options                                                                 -                          -
   Convertible preferred stock                                                   -                          -
                                                            ----------------------         ------------------        --------------

Diluted earnings per share (1):
  (Loss) to common shareholders and
    assumed conversions                                              $(155,495,429)                62,144,788                $(2.50)
                                                            ======================         ==================        ==============

Year ended December 31, 1999
-----------------------------------------

Basis earnings per share:
  (Loss) to common shareholders                                      $(132,368,965)                53,999,782                $(2.45)

Dilutive effect of securities:
   Stock options                                                                 -                          -
   Convertible preferred stock                                                   -                          -
                                                            ----------------------         ------------------        --------------

Diluted earnings per share (1):
  (Loss) to common shareholders and
    assumed conversions                                              $(132,368,965)                53,999,782                $(2.45)
                                                            ======================         ==================        ==============

Year ended December 31, 1998
-----------------------------------------

Basis earnings per share:
  Income available to common shareholders                            $  35,370,374                 47,280,371                $ 0.75

Dilutive effect of securities:
   Stock options                                                                 -                    302,390
   Convertible preferred stock                                             264,011                    622,748
                                                            ----------------------         ------------------        --------------

                                                                 (Loss)/income               Shares           Per Share Amount
                                                              -------------------      ------------------     -----------------
Diluted earnings per share (1):
  Income available to common shareholders and
    assumed conversions                                             $  35,634,385              48,205,509               $ 0.74
                                                              ===================      ==================     =================

___________________________
(1) 1,593,982 shares of Series B Preferred Stock; -0-, 103,000 and 123,000 shares of Series C Preferred Stock; -0-, 100,000 and 100,000 shares of Series D Preferred Stock; 203,000, -0- and -0- Shares of Series E Preferred Stock; 586,354, 850,142 and -0- shares of Series F Preferred Stock; and 3,741,191, -0- and -0- of Series G Preferred Stock were outstanding at December 31, 2000, 1999 and 1998, respectively. For the year ended December 31, 2000, the common stock equivalents for these shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.

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

                                                                                    Years ended December 31,
                                                                       2000                  1999                     1998
                                                                  --------------       -----------------         ---------------
Net (loss) income available to common shareholders                $(155,495,429)          $ (132,368,965)           $ 35,370,734
                                                                  ==============       =================         ===============

Pro forma net (loss) income available to common shareholders      $(156,370,899)          $ (133,490,853)           $ 34,739,667
                                                                  ==============       =================         ===============

Basic (loss) earnings per share                                   $       (2.50)          $        (2.45)           $       0.75
                                                                  ==============       =================         ===============

Pro forma basic (loss) earnings per share                         $       (2.52)          $        (2.47)           $       0.73
                                                                  ==============       =================         ===============

Diluted (loss) earnings per share                                 $       (2.50)          $        (2.45)           $       0.74
                                                                  ==============       =================         ===============

Pro forma diluted (loss) earnings per share                       $       (2.52)          $        (2.47)           $       0.73
                                                                  ==============       =================         ===============

     The Key Employee Plan (as amended pursuant to the Reorganization Plan) provides for total grants of stock options to purchase up to 4,500,000 shares of Company Common Stock. As of December 31, 2000, 1,980,560 options have been granted to employees. As of March 31, 2001, (after giving effect to the adjustment as a result of the Series G Preferred Stock dividend paid in November 2000 and consistent with the Bankruptcy Court order that limits the full adjustment), 2,571,402 options have been granted to employees. Under the Key Employee Plan, options granted prior to July 28, 1995, have an option price of $9.77, and options granted after July 28, 1995 must have an option price of not less than fair market value of a share of common stock on the date of grant. Options vest in equal installments on either the first three or four anniversaries of the date of grant and expire after eight years.

     CRIIMI MAE may grant stock and options for up to 873,129 common shares under the Director Plan (as adjusted from 500,000 shares as a result of the Series F and Series G Preferred Stock dividend paid to common shareholders in November 1999 and November 2000, contemplated by the terms and provisions of the Director Plan). CRIIMI MAE has granted options on 11,312 common shares through December 31, 2000. As of March 31, 2001, 17,968 options are outstanding subject to the Bankruptcy Court limitation on full adjustment. Under the Director Plan, the option exercise price is equal to the market price of a share of common stock on the date of grant, the options vest immediately, and the options expire after ten years.

     Under the Agreements, each of the Principals received from CRIIMI MAE options to purchase 1,000,000 common shares at an exercise price equal to $1.50 per share more than the aggregate average of the high and low sales prices of common shares on the New York Stock Exchange during the 10 trading days preceding the closing date of the Merger, which average sales price was calculated at $8.27 per share (the "Trading Price") and 400,000 common shares at an exercise price equal to $4.00 per share more than the Trading Price. These options vested in equal installments on the first four anniversaries of the closing date. The Principals also received options to purchase 100,000 common shares exercisable at $5.00 more than the Trading Price that vested on the fifth anniversary of the closing date. The options will expire on the sixth anniversary of the closing date of the Merger, which date is June 30, 2001. As of March 31, 2001, the aggregate 3,000,000 common shares issuable upon exercise of the options granted under the Agreements have been adjusted to an aggregate 4,748,412 common shares as a result of the Series F and Series G Preferred Stock dividend paid to common shareholders in November 1999 and November 2000.

     A summary of CRIIMI MAE's two stock option plans, plus options granted at the time of the Merger, as of December 31, 2000, 1999 and 1998, and changes during the years then ended is presented in the table below:

                                                  2000                          1999                          1998
                                       -------------------------    ----------------------------  -----------------------------
                                         Shares         Average       Shares          Average       Shares           Average
                                                         Price                         Price                          Price
                                       ------------  -----------    -----------    ------------   ------------    ------------

Outstanding at beginning of year          4,577,718        $10.62     4,087,145          $12.15      3,487,676          $11.40

Adjustment of 2/00 (1)                      751,887         10.62             -               -              -               -
Granted                                     123,348        $ 1.07       745,590            2.53        776,000           15.75
Exercised                                         -             -             -               -        (69,699)           9.94
Forfeited                                  (197,469)       $ 6.85      (255,017)          11.41       (106,832)          15.29
                                       ------------  ------------   -----------    ------------   ------------    ------------

Outstanding at end of year                5,255,484        $10.54     4,577,718          $10.62      4,087,145          $12.15
                                       ============  ============   ===========    ============   ============    ============

Exercisable at end of year                4,339,035        $11.21     2,619,957          $11.41      1,752,982          $10.85
                                       ============  ============   ===========    ============   ============    ============

Weighted average fair value of options granted
  during the year                                          $ 0.83                        $ 2.03                         $ 1.33
                                                     ============                  ============                   ============


(1) Adjustment as a result of anti-dilution provision associated with conversion of Series F Preferred Stock into common stock.

     The 5,255,484 options outstanding at December 31, 2000 have exercise prices between $1.0625 and $15.9375, with a weighted average exercise price of $10.54 and a weighted average remaining contractual life of 2.5 years.

     The fair value of the 2000, 1999 and 1998 option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rate of 6.44%, 5.37% and 4.95%; expected life of 5.29, 6.23 and 8.00 years; expected volatility of 96.2%, 95.2% and 26.6%; dividend yield of approximately 0%, 0% and 9.4%.

15.  EMPLOYEE RETENTION PLAN

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

     In addition, to ensure the Company's continued retention of its executives and other employees and to provide meaningful incentives for these employees to work toward the Company's financial recovery and reorganization, the Company's management and Board of Directors developed a comprehensive and integrated program to retain its executives and other employees throughout the reorganization. On December 18, 1998, the Company obtained Bankruptcy Court approval to adopt and implement an employee retention program (the "Employee Retention Plan") with respect to all employees of the Company other than certain key executives. On February 28, 1999, the Company received Bankruptcy Court approval authorizing it to extend the Employee Retention Plan to the key executives initially excluded, including modifying existing employment agreements and entering into new employment agreements with such key executives. The Employee Retention Plan permitted the Company to approve ordinary course employee salary increases beginning in March 1999, subject to certain limitations, and to grant options to its employees after the Petition Date, up to certain limits. The Employee Retention Plan also provided for retention payments aggregating up to approximately $3.5 million, including payments to certain executives. Retention payments were payable semiannually over a two-year period. The first retention payment of approximately $909,000 vested on April 5, 1999, and was paid on April 15, 1999. The second retention payment of approximately $865,000 vested on October 5, 1999 and was paid on October 15, 1999. The third retention payment of approximately $653,000 vested on April 5, 2000, and was paid on April 14, 2000. The fourth and final retention payment of approximately $639,000 vested on October 5, 2000, $367,000 of which was paid on October 13, 2000 and the final payment was made on January 31, 2001. William B. Dockser, Chairman of the Board of Directors, and H. William Willoughby, President and Secretary, did not receive any retention payments. Subject to the terms of their respective employment agreements, certain key executives will be entitled to severance benefits if they resign or their employment is terminated following a change of control.


16.  TRANSACTIONS WITH RELATED PARTIES

     Below is a summary of the related party transactions that occurred during the years ended December 31, 2000, 1999 and 1998. These items are described further in the text which follows:

                                                                                 For the years ended December 31,
                                                                       2000                     1999                   1998
                                                                -------------------     -------------------     -------------------
Amounts received or accrued from related parties:
-------------------------------------------------
  CRIIMI Inc.
    Income (1)                                                           $  746,570              $  972,180              $1,340,730
    Return of Capital (2)                                                 1,573,335               5,278,811               3,774,817
                                                                -------------------     -------------------     -------------------

    Total                                                                $2,319,905              $6,250,991              $5,115,547
                                                                ===================     ===================     ===================

  CRI/AIM Investment Limited Partnership (1)                             $  341,965              $  444,393              $  552,121
                                                                ===================     ===================     ===================

  CRIIMI MAE Services Limited Partnership (3)                            $        -              $        -              $3,114,000
                                                                ===================     ===================     ===================

Expense reimbursements to CRIIMI Management:
--------------------------------------------
  AIM Funds and CRI Liquidating (3)(4)(5)                                $  168,978              $  183,579              $  211,793
  CMSLP (2)(3)(4)                                                            39,602                 946,461                  76,621
                                                                -------------------     -------------------     --------------------

    Total                                                                $  208,580              $1,130,040              $  288,414
                                                                ===================     ===================     ===================

                                                                                 For the years ended December 31,
                                                                       2000                     1999                   1998
                                                                -------------------     -------------------     -------------------
Payments to CRI:
---------------------------------------------
  Expense reimbursement - CRIIMI MAE (3)(4)(6)                           $  151,171              $  182,691              $  352,471
                                                                ===================     ===================     ===================
Payments to Capital Hotel Group:
---------------------------------------------
  Management fee (4)(7)                                                  $   34,698              $   61,077              $    4,691
                                                                ===================     ===================     ===================

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

(5) Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred by the adviser on behalf of CRI Liquidating and the AIM Funds. The transaction in which CRIIMI MAE became a self-administered REIT had no impact on CRI Liquidating's or the AIM Funds' financial statements except that the expense reimbursements previously paid to CRI are, effective June 30, 1995, paid to CM Management.

(6) Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred by the adviser on behalf of CRIIMI MAE. In connection with the Merger, on June 30, 1995, CRIIMI MAE was no longer required to reimburse the adviser, as these expenses are now directly incurred by CRIIMI MAE. However, pursuant to an agreement between CRIIMI MAE and CRI (the "CRI Administrative Services Agreement"), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI MAE's business. CRIIMI MAE uses the services provided under the C.R.I., Inc. Administrative Services Agreement to the extent such services are not performed by CM Management or provided by another service provider. The CRI Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE.

(7) Included as a reduction of net income earned from REO which is included in other investment income on the accompanying consolidated statements of income. See Note 8 for discussion of disposition of REO.


17.    LITIGATION

Bankruptcy Proceedings

       On the Petition Date, the Debtors each filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. These cases are being jointly administered for procedural purposes. None of the cases has been substantively consolidated. Under the Bankruptcy Code, the Debtors are authorized to manage their respective affairs and operate their business as debtors-in-possession while they attempt to confirm and consummate their plan of reorganization that will restructure their financial affairs and allow them to emerge from bankruptcy. As a debtor-in-possession under the Bankruptcy Code, no Debtor may engage in any transaction outside the ordinary course of business without the approval of the Bankruptcy Court. The following discussion describes certain aspects of the Chapter 11 cases of the Debtors (the "Chapter 11 Cases"), but it is not intended to be a complete summary.

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

     As noted above, the Debtors were authorized to manage their respective properties and operate their respective businesses pursuant to the Bankruptcy Code. During the course of the Chapter 11 Cases, the Debtors will be subject to the jurisdiction and supervision of the Bankruptcy Court. The United States Trustee appointed (i) the Unsecured Creditors' Committee, (ii) the Official Committee of Unsecured Creditors in the CM Management Chapter 11 Case (the "CMM Creditors' Committee") and (iii) the CMI Equity Committee (collectively, the "Committees"). The Committees participated in the formation of the Reorganization Plan. The Debtors are required to pay certain expenses of the Committees, including professional fees, to the extent allowed by the Bankruptcy Court.

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

     The Debtors' initial exclusivity period to file a plan of reorganization ended on February 2, 1999. The Bankruptcy Court extended this period through August 2, 1999 and again through September 10, 1999. The Debtors sought a third extension of exclusivity through November 10, 1999 and on September 20, 1999, the Bankruptcy Court entered an order (i) extending the Debtors' right to file a plan of reorganization through October 16, 1999, (ii) providing the Unsecured Creditors' Committee and the CMI Equity Committee the right to jointly file a plan of reorganization through October 16, 1999 and (iii) providing that any party in interest may file a plan of reorganization after October 16, 1999. The Debtors filed (i) a Joint Plan of Reorganization on September 22, 1999, (ii) an Amended Joint Plan of Reorganization and proposed Joint Disclosure Statement on December 23, 1999, (iii) a Second Amended Joint Plan of Reorganization and proposed Amended Joint Disclosure Statement on March 31, 2000, and (iv) a Third Amended Joint Plan of Reorganization and proposed Second Amended Joint Disclosure Statement with respect thereto on April 25, 2000, which Reorganization Plan and disclosure statement were amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14, 21, August 18, and November 22, 2000. The Debtors' Third Amended Joint Plan of Reorganization is fully supported by the CMI Equity Committee, which was a co-proponent of the Reorganization Plan. Subject to the completion of mutually acceptable Unsecured Creditor Debt Documentation, the Unsecured Creditors' Committee has agreed to support confirmation of the Debtors' Reorganization Plan.

     On December 20, 1999, the Unsecured Creditors' Committee filed its own plan of reorganization and proposed disclosure statement with the Bankruptcy Court. On January 11, 2000 and on February 11, 2000, the Unsecured Creditors' Committee filed its first and second amended plans of reorganization, respectively, with the Bankruptcy Court and its amended proposed disclosure statements with respect thereto. However, as a result of the successful negotiations, the Unsecured Creditors' Committee supported confirmation of the Debtors' Reorganization Plan and asked the Bankruptcy Court to defer consideration of its plan pending approval of the Debtors' Reorganization Plan and the completion of mutually acceptable Unsecured Creditor Debt Documentation. Accordingly, the Debtors, the CMI Equity Committee and the Unsecured Creditors' Committee together presented the Debtors' Reorganization Plan for approval by all holders of claims and interests in impaired classes.

     The Bankruptcy Court held a hearing on April 25, 2000 on the proposed Disclosure Statement. During that hearing, the bankruptcy judge requested the filing of additional legal briefs by May 9, 2000 on two issues raised at the hearing. The issues raised related to an objection to the proposed Disclosure Statement filed by Salomon Smith

Barney Inc./Citicorp Securities, Inc. and Citicorp Real Estate, Inc. (together "Citigroup"). On July 12, 2000, the Bankruptcy Court entered an order overruling the objections raised by Citigroup as set forth in the Memorandum Opinion and Order filed and entered on that date by the Bankruptcy Court. The Citigroup objections were the only objections to the proposed Disclosure Statement pending before the Bankruptcy Court. On July 21, 2000, CRIIMI MAE and Citigroup reached a settlement regarding the treatment of Citigroup's claims under the Plan. This accord resolved Citigroup's objections to the proposed Disclosure Statement and resulted in the dismissal of all outstanding litigation between the parties.

     The Bankruptcy Court scheduled a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and equity security holders in connection with the Reorganization Plan. On August 24, 2000, the Bankruptcy Court entered an order approving the proposed Disclosure Statement and other proposed solicitation materials. The Bankruptcy Court scheduled a confirmation hearing on the Reorganization Plan for November 15, 2000 and set September 5, 2000 as the voting record date for determining the holders of common stock, preferred stock, 9 1/8% senior notes and general unsecured creditors entitled to vote to accept or reject the Reorganization Plan. The Company distributed copies of the Reorganization Plan, the Disclosure Statement and other solicitation materials, including ballots during the week of September 10, 2000 to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. All impaired classes which voted on the Reorganization Plan voted overwhelmingly to accept the Reorganization Plan.

     On November 22, 2000, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Reorganization Plan before it. To confirm a plan, the Bankruptcy Court is required to find among other things: (i) with respect to each class of impaired creditors and equity security holders, that each holder of a claim or interest of such class either (a) will, pursuant to the plan, receive or retain property of a value as of the effective date of the Reorganization Plan, that is at least as much as such holder would have received in a liquidation on such date of the Debtors or (b) has accepted the Reorganization Plan, (ii) with respect to each class of claims or equity security holders, that such class has accepted the Reorganization Plan or is not impaired under the Reorganization Plan, and (iii) confirmation of the Reorganization Plan is not likely to be followed by the liquidation or need for further financial reorganization of the Debtors or any successor unless such liquidation or reorganization is proposed in the Reorganization Plan. The Confirmation Order stated that the effective date of the Reorganization Plan shall occur no later than March 15, 2001 or such later date as may be (i) agreed to by the Debtors, Merrill Lynch, GACC, the Unsecured Creditors' Committee, the CMM Creditors' Committee and the CMI Equity Committee and approved by the Bankruptcy Court, or (ii) extended by further order of the Bankruptcy Court upon notice and a hearing (each party reserving its right to support or oppose any such extension).

     On March 9, 2001, the Bankruptcy Court, after notice and a hearing, approved an extension of the effective date of the Reorganization Plan to April 13, 2001, and on April 13, 2001 the Bankruptcy Court approved a further extension of the Reorganization Plan until April 17, 2001. The Company expects to sign all remaining documents, disburse funds and consummate the effective date by April 17, 2001. However, there can be no assurance that the Company will emerge by such date.

Bankruptcy Related Litigation

     The following is a summary of material litigation matters between the Company and certain of its secured creditors since the Petition Date. The Company has reached agreement with all but one creditor, as set forth in greater specificity below.

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

     On December 4, 1998, the Bankruptcy Court approved a consent order entered into between the Company and Merrill Lynch. Among other things, pursuant to the consent order, the pending litigation with Merrill Lynch was dismissed without prejudice. The consent order also preserved the portfolio of CMBS pledged as collateral to Merrill Lynch and provided for the Company to receive distributions of 50 percent of the monthly cash flow from those CMBS net of interest payable to Merrill Lynch (the "Company's Distribution Share"). The 50 percent of distributions received by Merrill Lynch were applied to reduce principal. Such arrangement will remain in effect until the earlier of a further order of the Bankruptcy Court affecting the arrangement or the effective date of the Reorganization Plan.

     On September 7, 1999, the Company filed a Motion to Approve Stipulation and Consent Order Providing for Adequate Protection. On or about September 27, 1999, the Unsecured Creditors' Committee and the CMI Equity Committee filed a joint objection to the Motion. On December 3, 1999, the Bankruptcy Court entered the Stipulation and Consent Order Providing For Adequate Protection (the "Adequate Protection Order"), certain provisions of which were effective retroactively. Pursuant to the Adequate Protection Order, a segregated interest bearing debtor-in-possession account was created (the "Cash Collateral Account") into which the Company's Distribution Share was deposited during the months of August through December 1999. An additional 50 percent of the Company's Distribution Share has been deposited into such account since January and absent a further ruling by the Bankruptcy Court, or the occurrence of certain market events detailed in the Adequate Protection Order, will continue to be deposited into such account through the effective date of the Reorganization Plan. The Adequate Protection Order provides Merrill Lynch with a first priority lien on the Cash Collateral Account. (See Note 1 for information with respect to the New Debt anticipated to be provided by affiliates of Merrill Lynch and GACC pursuant to the Reorganization Plan.)

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

     On March 11, 1999, the Company finalized agreements with Citicorp and Citibank, pursuant to which the parties agreed to adjourn the pending litigation for a four-month period. The Bankruptcy Court agreed to a request by CRIIMI MAE, Citibank, and the Unsecured Creditors' Committee to further postpone the pending litigation on July 7, 1999 and again on September 10, 1999. The trial was not rescheduled due to a settlement reached among the parties, the terms of which are described below.

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

     A related interpleader action between Norwest, the Company and Citicorp, which was initiated on October 20, 1998 by Norwest to determine whether the Company or Citicorp is the rightful owner of funds that were to have been paid by Norwest, as indenture trustee, remains pending before the Bankruptcy Court. During the pendency of this matter, certain payments on the Retained Bonds were held in an account controlled by the Bankruptcy Court. In January 2001, proceeds from this account were released to the Company.

     A settlement was reached on July 21, 2000, among the Company and Citigroup. The terms of the settlement agreement with Citigroup are incorporated into the Reorganization Plan and provide for the satisfaction of all Citigroup claims (including dismissal of all litigation) through the payment of: (a) principal and interest due in connection with certain financings provided by Salomon Smith Barney, Inc./Citicorp Securities, Inc. relating to the bonds designated CMCMBS 1998-1 (CMO-IV) (Classes F through J and IO), MCFI 1998-MC1 (Classes H through
M) and MCFI 1998-MC2 (Classes F through K); (b) outstanding principal, interest and expenses due in connection with a loan provided by Citicorp Real Estate, Inc. to a Company subsidiary; and (c) $4,000,000 in cash for all remaining claims of Citigroup, which has been accrued on the balance sheet as of December 31, 2000.

     On September 21, 2000, CRIIMI MAE, SSB, GACC, ORIX, the CMI Equity Committee and the Unsecured Creditors' Committee filed a Stipulation and Consent Order (the "Stipulation and Consent") with the Bankruptcy Court providing for, among other matters, the terms of an agreement with respect to the sale of the Company's interest in CMO-IV and certain other CMBS to ORIX. On October 12, 2000, an order was entered by the Bankruptcy Court approving the Stipulation and Consent. On October 30, 2000, the Court entered an amendment to the Stipulation and Consent with respect to the agreed proceeds in connection with the sale to ORIX (the "Order"). Pursuant to the Stipulation and Consent as amended by the Order, the Company sold its interest in CMO-IV and certain other CMBS to ORIX. The CMI Equity Committee and Unsecured Creditors' Committee are deemed to have agreed to such sale. The sale was completed on November 6, 2000 resulting in total proceeds of approximately $189 million. The proceeds were used to pay off $141 million of financing owed to SSB and $4 million to Citicorp Real Estate, Inc. in full satisfaction of all asserted and unasserted claims of such claimants. Additionally, approximately $14.2 million of the proceeds were used to pay down secured financing provided by GACC. The Company will use the net proceeds of approximately $30 million to help fund the Reorganization Plan.

     First Union

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

     On February 22, 2000, the Company filed a motion with the Bankruptcy Court for approval of the Second Stipulation. CRIIMI MAE, First Union and Lehman also reached an agreement that called for the sale of seven classes of Subordinated CMBS from First Union Lehman Brothers Series 98 C-2 the ("First Union Lehman Bonds"). The agreement was filed with the Bankruptcy Court on March 21, 2000 for approval. On March 28, 2000, the Bankruptcy Court approved the Second Stipulation. On April 24, 2000, the First Union Lehman Bonds were sold. The transaction generated proceeds of $140 million, of which approximately $113 million was used to pay the related debt owed to Lehman and First Union. The approximate $27 million of remaining proceeds will be used to help fund the Reorganization Plan.

     First Union has asserted a first priority security interest in certain bonds that are or were in its possession, and the distributions made on those bonds since the Petition Date, pursuant to a custodian agreement dated as of October 10, 1997 by and between the Company and First Union. The Company disputes First Union's claim to a security interest in those bonds and the distributions made thereon. The bonds in issue are (i) the Morgan Stanley Capital, Series 1998-WF2 Class N bond (the "Morgan N Bond"), (ii) the Chase Commercial Mortgage, Series 1998-1 Class J bond (the "Chase J Bond"), and (iii) the Nomura Asset Securitization Corporation, Series 1998-D6 Class B7 bond (the "Nomura N Bond", collectively with the Morgan N Bond and the Chase J Bond, the "Bonds"). The Morgan N Bond has been sold, and certain proceeds from the sale thereof are being held in a segregated account in the name of First Union pending further order of the Bankruptcy Court and resolution of the claim of First Union thereto. On August 7, 2000, the Company sold certain CMBS to GACC for approximately $43.4 million. The Chase J Bond composed part of the CMBS sold to GACC. The proceeds received from the sale related to the Chase J Bond were deposited in a segregated account in the name of First Union pending resolution of First Union's claim of a security interest in the bonds. See "Bankruptcy Litigation-Arrangements with Other Creditors" for further discussion of the sale of certain CMBS to GACC.

     Because the issues between First Union and the Company could not be resolved consensually, First Union commenced an adversary proceeding against the Company on September 6, 2000 by filing a complaint in the Bankruptcy Court seeking a determination that it has a first priority perfected security interest in the Bonds and the distributions made on the Bonds. On October 6, 2000, the Company answered First Union's complaint and asserted counterclaims against First Union, seeking turnover of the Bonds and damages for conversion, breach of contract, and breach of fiduciary duty. On October 25, 2000, First Union filed an answer to the Company's counterclaims. Thereafter, on November 1, 2000, First Union filed a motion for summary judgment.

     The Company filed a cross-motion for summary judgment on November 17, 2000. The parties are continuing to conduct discovery in the case. The Bankruptcy Court has not set a hearing date for the motion and cross-motion for summary judgment or a trial date on the complaint and counterclaim.

     On March 9, 2001, the Company filed a motion to substitute and value alleged cash collateral wherein it asked the Bankruptcy Court to (i) value the Nomura N Bond at $8.7 million, (ii) require First Union to turn over the Nomura N Bond to the Company, and (iii) authorize the Company to deposit an amount equal to the value of the Nomura N Bond in a segregated interest bearing account pending resolution of the complaint and counterclaim. The Company and First Union subsequently reached an agreement regarding resolution of the motion to substitute and value alleged cash collateral. On March 28, 2001, the Bankruptcy Court approved and entered a Stipulation and Agreed Order (a) directing transfer of the Nomura N Bond to the Company free and clear of alleged liens and encumbrances, (b) valuing the Nomura N Bond at $8.7 million, and (c) authorizing the Company to deposit the sum of $8.7 million in a segregated, interest bearing account or other investment of funds acceptable to the Company and First Union pending resolution of the complaint and counterclaim. Accordingly, in April, 2001, $8,700,000 was transferred to a segregated account.

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

     If the First Union litigation is not settled or resolved on or prior to the effective date of the Reorganization Plan, the Company will, based on the amount of First Union's claim, as of April 13, 2001, escrow approximately (a) $5.4 million in cash, (b) $7.9 million in Series A Senior Secured Notes, and (c) $4.6 million in Series B Senior Secured Notes on the effective date. These amounts will be released to First Union, if the Bankruptcy Court determines that First Union's Claim is unsecured and, therefore, are to be included in the claims subject to Class A10 under the Reorganization Plan. If the Bankruptcy Court determines that First Union's Claim is secured, and thus, is to be treated as part of Class A2 under the Reorganization Plan, then the approximately $15.8 million, as of April 13, 2001, held in a segregated account at First Union will be released to First Union, and the balance of their claim will be treated as part of Class A10 under the Reorganization Plan.

Arrangements with Other Creditors

     In addition to the foregoing, the Company has had discussions with other secured creditors against whom the Company was not engaged in litigation. One such creditor is GACC. On February 3, 1999, the Bankruptcy Court approved an Amended Consent Order between the Company and GACC that provides for the following: (i) acknowledgement that GACC has a valid perfected security interest in its collateral; (ii) authority for GACC to hedge its loan, subject to a hedge cost cap; and (iii) as adequate protection, the sharing of cash collateral on a 50/50 basis, after payment of interest expense, with the percentage received by GACC to be applied to reduce principal and pay certain hedge costs, if any. In addition, the Company is prohibited from using GACC's cash collateral for certain purposes, including loan originations and Subordinated CMBS acquisitions. The Amended Consent Order expired April 28, 1999. The Company and GACC agreed to extend the Amended Consent Order until August 2, 1999 and a stipulation to that effect was signed by the Company and GACC and approved by the Bankruptcy Court on May 11, 1999. The Company and GACC had negotiated a further extension of the stipulation through September 10, 1999, which has now expired. On June 16, 2000, the Company and GACC signed a stipulation and agreed order selling certain CMBS to GACC free and clear of liens, claims and encumbrances (the "GACC Sale Stipulation"), and for the sharing of cash collateral through the sale date. On July 7, 2000, the Bankruptcy Court approved the GACC Sale Stipulation and subsequently amended its order and on August 3, 2000 authorized the Company to sell its interest in the Chase J Bond and the Chase Commercial Mortgage Securities Corporation Series 1998-1, Classes F, G, H and I bonds (the "Chase Bond Portfolio") to GACC for an aggregate sale price of approximately $43.4 million. On August 7, 2000, the Company sold the Chase Bond Portfolio at the stated aggregate sales price and the related variable rate secured debt of $36.6 million was paid off. Remaining net proceeds of approximately $6.8 million will be used primarily to help fund the Company's Reorganization Plan. CRIIMI MAE also received approximately $3.8 million from GACC from cash distributions that GACC had received through the sale date. Additionally, in November 2000, the Company completed the sale of the remaining CMBS subject to the CMBS Sale, including the DLJ Bond financed by GACC, to ORIX. (See Note 1 and Note 5 for further discussion). (See also Note 8 regarding the New Debt anticipated to be provided by GACC (together with affiliates of Merrill Lynch) pursuant to the Reorganization Plan.)

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

Claims

     Over 850 claims with a face amount of nearly $2.53 billion have been filed in the Chapter 11 cases, including approximately $355 million in unsecured claims and approximately $2.2 billion in secured claims. Many of these claims were duplicate claims filed by the same creditor in each of the three cases. This amount is far in excess of the approximately $1.18 billion in liabilities identified by the Debtors in their schedules, which were filed with the Bankruptcy Court on November 20, 1998. The Debtors have undertaken extensive efforts to reduce the claims pool. In addition to analyzing the claims, the Debtors had discussions with various creditors regarding the withdrawal of certain claims and in some cases, objected to claims. The Debtors' efforts have resulted in the reduction of approximately $1.97 billion from the claims pool by means of objections, negotiated settlements and withdrawal of claims.

     One large claim was the claim of the Capital Company of America, LLC ("CCA") (the "CCA Claim"). The CCA Claim relates to an August 14, 1998 letter of intent between CRIIMI MAE and CCA for the purchase of subordinated CMBS. The letter of intent included financing and due diligence contingencies. The Company's position was that neither of these contingencies were fulfilled. After preliminary due diligence, the Company expressed concern regarding the quality of the mortgage loans underlying the CMBS. The Company's further due diligence confirmed this preliminary view, and the Company exercised its right not to proceed with the purchase because of its due diligence concerns. CCA refused to withdraw its claim, and on August 31, 1999, CRIIMI MAE filed an objection to the CCA Claim. The CCA Claim was filed for an amount in excess of $17,000,000 on February 11, 1999. On October 9, 1999, CCA responded to the objection. By letter dated January 7, 2000, CCA indicated that the amount of its claim was $18.8 million. On March 27, 2000, CCA filed a motion with the Bankruptcy Court revising the amount of its claim to $18.2 million. On July 26, 2000, the Bankruptcy Court entered an Order temporarily allowing CCA's claim in the amount of $11,390,548 for purposes of voting on the Reorganization Plan. This Order did not determine the allowed amount of CCA's claim, if any, for purposes of treatment and distributions under the Reorganization Plan.

     In October 2000, CRIIMI MAE, the CMI Equity Committee, and CCA reached an agreement with respect to the CCA claim (the "CCA Agreement"). On October 30, 2000, a Stipulation and Consent order regarding Proof of Claim No. 254 was submitted to the Court for approval (the "CCA Stipulation"). On November 15, 2000, the Court approved the CCA Stipulation. Pursuant to the CCA Agreement, CCA was granted an allowed general unsecured claim in the amount of $11.39 million (the "CCA Allowed Claim"). In full and final satisfaction of the CCA Allowed Claim, CCA agreed to accept $2.5 million in cash (which is recorded as litigation expense in the accompanying consolidated statements of income) or a combination of cash, notes or other consideration. The amount of cash payable to CCA shall be equivalent to CCA's pro rata portion of cash payments to be made to other general unsecured creditors of CRIIMI MAE as determined by the amount of CCA's allowed claim (up to a cap of $2.5 million). The CCA Agreement resolved all claims CCA and its affiliates have asserted or may assert against the Company.

     The remaining allowed claims are carried on the balance sheet as of December 31, 2000. These allowed claims are anticipated to be paid in full on the effective date of the Reorganization Plan. The Debtors believe they have substantial defenses to the First Union disputed claim, although there can be no assurance.



18.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000, 1999 and 1998:

                                                                               2000
                                             ----------------------------------------------------------------------
                                               First Quarter     Second Quarter    Third Quarter    Fourth Quarter
                                             -----------------  ----------------  ---------------  ----------------
Income (principally interest income)             $  55,779,367     $  52,229,973    $  50,889,765     $  42,779,861

                                                                               2000
                                             -----------------------------------------------------------------------
                                               First Quarter     Second Quarter    Third Quarter    Fourth Quarter
                                             -----------------  ----------------  ---------------  -----------------
Net income (loss)                                    4,035,611         3,742,484      (44,463,063)     (118,810,461)
Basic net earnings (loss) per share                       0.07              0.06            (0.71)            (1.91)
Diluted net earnings (loss) per share                     0.06              0.05            (0.71)            (1.91)

                                                                               1999
                                             ----------------------------------------------------------------------
                                               First Quarter     Second Quarter    Third Quarter    Fourth Quarter
                                             -----------------  ----------------  ---------------  ----------------
Income (principally interest income)              $ 55,255,680      $ 56,463,980     $ 56,145,520     $  56,238,554
Net income (loss)                                   13,416,949        (2,033,199)       8,100,173      (151,852,888)
Basic net earnings (loss) per share                       0.25             (0.04)            0.15             (2.72)
Diluted net earnings (loss) per share                     0.23             (0.04)            0.14             (2.72)

                                                                               1998
                                             ----------------------------------------------------------------------
                                               First Quarter     Second Quarter    Third Quarter    Fourth Quarter
                                             -----------------  ----------------  ---------------  ----------------
Income (principally interest income)              $ 44,970,292      $ 52,140,944     $ 59,415,552     $  57,676,980
Net income (loss)                                   12,255,931        43,426,376       (8,651,379)      (11,660,194)
Basic net earnings (loss) per share                       0.29              0.92            (0.18)            (0.23)
Diluted net earnings (loss) per share                     0.28              0.85            (0.18)            (0.23)


19.  SEGMENT REPORTING

     FAS 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographical areas and major customers.

     Management assesses Company performance and allocates capital principally on the basis of two lines of business: portfolio investment and mortgage servicing. These two lines of business are managed separately as they provide different sources and types of revenues for the Company.

     Portfolio investment primarily includes (i) acquiring Subordinated CMBS,
(ii) originating and underwriting mortgage loans, (iii) securitizing pools of mortgage loans and pools of CMBS, (iv) direct investments in government insured securities and entities that own government insured securities and (v) securities trading activities. The Company's income is primarily generated from these assets.

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

The following table details the Company's financial performance by these two primary lines of business for the years ended December 31, 2000, 1999 and 1998. The basis of accounting used in the table is GAAP.

                                                                                      2000
                                                     -------------------------------------------------------------------------
                                                       Portfolio          Mortgage
                                                      Investment         Servicing         Elimination (1)       Consolidated
                                                     --------------     ------------       ---------------      --------------
Interest income:
   Subordinated CMBS                                 $  137,072,372     $    262,668          $   (262,668)     $  137,072,372
   Insured mortgage securities                           30,668,228                -                     -          30,668,228
   Originated loans                                      27,511,041                -                     -          27,511,041
   Other                                                          -        3,925,309            (3,925,309)                  -
Servicing income                                                  -        5,843,233            (5,843,233)                  -
Net gain on mortgage security dispositions                  279,815                -                     -             279,815
Gain on originated loan dispositions                        244,580                -                     -             244,580
Other income                                              5,616,723        4,653,457            (3,842,855)          6,427,325
                                                     --------------     ------------          ------------      --------------

   Total revenue                                        201,392,759       14,684,667           (13,874,065)        202,203,361
                                                     --------------     ------------          ------------      --------------

General and administrative expenses                     (11,301,385)     (11,986,788)           11,986,788         (11,301,385)
Interest expense                                       (139,366,369)               -                     0        (139,366,369)
Reorganization items                                    (66,072,460)               -                     0         (66,072,460)
Impairment on CMBS                                     (143,478,085)                                              (143,478,085)
Other expenses                                           (5,377,576)      (2,178,652)            2,178,652          (5,377,576)
                                                     --------------     ------------          ------------      --------------

   Total expenses                                      (365,595,875)     (14,165,440)           14,165,440        (365,595,875)
                                                     --------------     ------------          ------------      --------------

Net income                                             (164,203,116)         519,227               291,375        (163,392,514)

Extraordinary item-gain on debt extinguishment           14,808,737                -                     -          14,808,737
Preferred dividends accrued                              (6,911,652)               -                     -          (6,911,652)
                                                     --------------     ------------          ------------      --------------

Net (loss) income available to common
   shareholders                                        (156,306,031)    $    519,227          $    291,375        (155,495,429)
                                                     ==============     ============          ============      ==============

  Total assets                                       $1,535,468,572     $ 25,930,760          $ (3,559,687)     $1,557,839,645
                                                     ==============     ============          ============      ==============

--------------------
(1) The Company performs the mortgage servicing function through CMSLP which is accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it is accounted for in the Company's consolidated financial statements.

                                                                                       1999
                                                       ------------------------------------------------------------------------
                                                         Portfolio           Mortgage
                                                         Investment          Servicing       Elimination(1)       Consolidated
                                                       --------------      ------------      --------------      --------------
Interest income:
   Subordinated CMBS                                   $  154,205,383      $    282,148            (282,148)     $  154,205,383
   Insured mortgage securities                             33,405,171                 -                   -          33,405,171
   Originated loans                                        34,712,674                 -                   -          34,712,674
   Other                                                            -         3,384,533          (3,384,533)                  -
Servicing income                                                    -         6,701,244          (6,701,244)                  -
Net gain on mortgage security dispositions                  2,127,691                 -                   -           2,127,691
Gain on originated loan dispositions                          403,383                 -                   -             403,383
Other income                                                4,038,061         4,359,320          (6,616,875)          1,780,506
                                                       --------------      ------------      --------------      --------------


   Total revenue                                          228,892,363        14,727,245         (16,984,800)        226,634,808
                                                       --------------      ------------      --------------      --------------


General and administrative expenses                       (12,049,256)      (13,016,747)         13,016,747         (12,049,256)
Interest expense                                         (151,336,830)                -                   -        (151,336,830)
Losses on warehouse obligations                            (8,000,000)                -                   -          (8,000,000)
Reorganization items                                     (178,899,959)                -                   -        (178,899,959)
Other expenses                                             (2,877,576)       (4,139,118)          4,139,118          (2,877,576)
                                                       --------------      ------------      --------------      --------------


   Total expenses                                        (353,163,621)      (17,155,865)         17,155,865        (353,163,621)
                                                       --------------      ------------      --------------      --------------


Net (loss) income                                        (124,271,258)       (2,428,620)            171,065        (126,528,813)

Preferred dividends accrued                                (5,840,152)                -                   -          (5,840,152)
                                                       --------------      ------------      --------------      --------------


Net (loss) income to common shareholders                ($130,111,410)      ($2,428,620)     $      171,065       ($132,368,965)
                                                       ==============      ============      ==============      ==============


Total assets                                           $2,272,100,775      $ 23,679,706      $   (2,119,235)     $2,293,661,246
                                                       ==============      ============      ==============      ==============

                                                                                      1998
                                                      ----------------------------------------------------------------------

                                                        Portfolio          Mortgage
                                                        Investment         Servicing      Elimination (1)      Consolidated
                                                      --------------     ------------     ---------------     --------------

Interest income:
   Subordinated CMBS                                  $  143,656,307     $          -     $             -     $  143,656,307
   Insured mortgage securities                            43,062,743                -                   -         43,062,743
   Originated loans                                       20,588,112                -                   -         20,588,112
   Other                                                           -        4,058,108          (4,058,108)                 -
Servicing income                                                   -        7,293,565          (7,293,565)                 -
Gain on sale of CMBS                                      28,800,408                -                   -         28,800,408
Gain on mortgage security dispositions                     1,196,499                -                   -          1,196,499
Other income                                               5,695,194        5,712,017          (4,510,605)         6,896,606
                                                      --------------     ------------     ---------------     --------------

   Total revenue                                         242,999,263       17,063,690         (15,862,278)       244,200,675
                                                      --------------     ------------     ---------------     --------------

General and administrative expenses                      (14,623,407)     (10,518,183)         10,518,183        (14,623,407)
Interest expense                                        (136,268,431)        (451,938)            451,938       (136,268,431)
Realized loss on reverse repurchase obligation
   and unrealized loss on warehouse obligations          (34,881,350)               -                   -        (34,881,350)
Other expenses                                           (16,058,894)      (4,112,365)          4,112,365        (16,058,894)
                                                      --------------     ------------     ---------------     --------------

   Total expenses                                       (201,832,082)     (15,082,486)         15,082,486       (201,832,082)
                                                      --------------     ------------     ---------------     --------------

Net income                                                41,167,181        1,981,204            (779,792)        42,368,593
Preferred dividends                                       (6,997,859)               -                   -         (6,997,859)
                                                      --------------     ------------     ---------------     --------------

Net income available to common shareholders           $   34,169,322     $  1,981,204           ($779,792)    $   35,370,734
                                                      ==============     ============     ===============     ==============

Total assets                                          $2,414,099,927     $ 25,954,448     $    (2,136,422)    $2,437,917,953
                                                      ==============     ============     ===============     ==============

20.  FINANCIAL STATEMENTS FOR THE DEBTOR ENTITIES


     The following are the unconsolidated financial statements for CRIIMI MAE, CM Management and Holdings II:



                                CRIIMI MAE INC.
                                BALANCE SHEETS
                               (Unconsolidated)


                                                                               December 31,
                                                                 ---------------------------------------
                                                                      2000                     1999
                                                                 --------------           --------------
Assets:
Subordinated CMBS and other MBS, at fair value                   $  473,423,662           $  826,897,948
Insured mortgage security, at fair value                              5,345,888                5,268,982
Receivables and other assets                                         40,266,938               83,133,075
Restricted cash and cash equivalents                                 95,846,002               37,774,894
Cash and cash equivalents                                           103,695,327               52,114,880
Investment in subsidiaries                                          176,525,900              210,030,947
                                                                 --------------           --------------

  Total assets                                                   $  895,103,717           $1,215,220,726
                                                                 ==============           ==============

Liabilities:
Accounts payable and other accrued expenses                      $   23,036,115           $   21,580,384
Liabilities subject to Chapter 11 proceedings                       603,809,586              974,291,756
                                                                 --------------           --------------

  Total liabilities                                                 626,845,701              995,872,140
                                                                 --------------           --------------

Shareholders' equity:
Convertible preferred stock                                              61,245                   26,471
Common stock                                                            623,532                  599,546
Accumulated other comprehensive income                               (3,019,679)            (207,421,788)
Accumulated deficit                                                (341,342,246)            (148,434,915)
Additional paid-in capital                                          611,935,164              574,579,272
                                                                 --------------           --------------

  Total shareholders' equity                                        268,258,016              219,348,586
                                                                 --------------           --------------

  Total liabilities and shareholders' equity                     $  895,103,717           $1,215,220,726
                                                                 ==============           ==============

   The accompanying note is an integral part of these financial statements.

                                CRIIMI MAE INC.
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                               (Unconsolidated)



                                                                                    For the years ended December 31,
                                                                                       2000                 1999
                                                                                   -------------        -------------
Interest income                                                                    $  91,279,561        $ 110,690,836
Interest expense                                                                      58,930,779           64,546,282
                                                                                   -------------        -------------

 Net interest margin                                                                  32,348,782           46,144,554
                                                                                   -------------        -------------

Equity in earnings from investments                                                  (40,749,094)          11,926,161
Other income                                                                           2,986,889            2,649,745
General and administrative expenses                                                    (861,460)            (794,237)
Amortization of assets acquired in the Merger                                         (2,877,576)          (2,877,576)
Realized loss on reverse repurchase obligation                                                 -                    -
Losses on warehouse obligations                                                                -           (8,000,000)
Other expense                                                                          2,500,000                    -
Impairment on CMBS                                                                  (119,273,822)                   -
Reorganization items:
 Impairment on CMBS                                                                   (15,832,817)        (156,896,831)
 Gain on Sale of CMBS                                                                  1,481,029                    -
 Impairment on REO                                                                      (924,284)                   -
 Other                                                                                (2,381,424)         (18,680,629)
                                                                                   -------------        -------------

 Subtotal                                                                           (180,932,559)        (172,673,367)
                                                                                   -------------        -------------

Net (loss) income before dividends accrued or
paid on preferred shares                                                            (148,583,777)        (126,528,813)

Dividends accrued or paid on preferred shares                                         (6,911,652)          (5,840,152)
                                                                                   -------------        -------------

Net (loss) income available to common
shareholders                                                                       $(155,495,429)       $(132,368,965)
                                                                                   =============        =============

Comprehensive income (loss):
Net (loss) income before dividends paid or accrued on preferred shares             $(148,583,777)        (126,528,813)
Other comprehensive income (loss)                                                    204,402,109           43,833,521
                                                                                   -------------        -------------

 Comprehensive income (loss)                                                       $  55,818,332        $ (82,695,292)
                                                                                   =============        =============

   The accompanying note is an integral part of these financial statements.

                                CRIIMI MAE Inc.
                         NOTE TO FINANCIAL STATEMENTS
                       As of December 31, 2000 and 1999
                               (Unconsolidated)

1.   BASIS OF PRESENTATION

     Generally accepted accounting principles ("GAAP") require that certain entities that meet specific criteria be consolidated with CRIIMI MAE including:
CM Management and Holdings II (Debtors) and CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CRIIMI MAE Holdings II, L.P., CRIIMI, Inc., and CRIIMI MAE CMBS Corporation (Non-Debtors). For purposes of this presentation, CRIIMI MAE accounts for all subsidiaries (those consolidated under GAAP and those accounted for under the equity method under GAAP) using the equity method of accounting.

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

     In management's opinion, with the exception of those matters discussed above, the financial statements of CRIIMI MAE contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CRIIMI MAE as of December 31, 2000 and 1999, and the unconsolidated results of its operations for the years ended December 31, 2000 and 1999.

                          CRIIMI MAE Management Inc.
                                BALANCE SHEETS

                                                                                 December 31,
                                                                         -------------------------------
                                                                              2000              1999
                                                                         -------------     -------------
Assets:
 Note receivable                                                         $  3,376,468      $  3,376,468
 Restricted cash and cash equivalents                                         673,383           261,729
 Cash and cash equivalents                                                    686,383           926,122
 Other assets                                                               3,053,977         2,969,939
 Equity investments                                                        12,983,795        12,794,963
                                                                         ------------      ------------
  Total assets                                                           $ 20,774,006      $ 20,329,221
                                                                         ============      ============
Liabilities:
 Accounts payable and other accrued expenses                             $  3,315,401       $ 2,585,812
 Liabilities subject to Chapter 11 proceedings                              7,194,065         6,529,634
                                                                         ------------      ------------

  Total liabilities                                                        10,509,566         9,115,446
                                                                         ------------      ------------
 Shareholders' equity                                                      10,264,540        11,213,775
                                                                         ------------      ------------
  Total liabilities and shareholders' equity                             $ 20,774,006      $ 20,329,221
                                                                         ============      ============

    The accompanying note is an integral part of these financial statements.

                          CRIIMI MAE Management Inc.
                            STATEMENTS OF NET LOSS


                                                                           For the years ended December 31,
                                                                               2000                1999
                                                                           ------------        -------------
Interest income - note receivable and short-term interest income           $    375,633        $     335,536
Equity in earnings (losses) from investments                                    546,416           (1,779,018)
                                                                           ------------        -------------

 Total revenue                                                                  922,049           (1,443,482)
                                                                           ------------        -------------

Interest expense                                                                478,289              420,628
Depreciation and amortization                                                   569,235              527,948
General and administrative expenses                                           9,017,362            9,775,772
Reorganization items                                                          2,300,940            2,335,969
                                                                           ------------        -------------

 Total expenses                                                              12,365,826           13,060,317
                                                                           ------------        -------------

Net loss                                                                   $(11,443,777)       $ (14,503,799)
                                                                           ============        =============


   The accompanying note is an integral part of these financial statements.

                          CRIIMI MAE Management, Inc.
                         NOTE TO FINANCIAL STATEMENTS
                       As of December 31, 2000 and 1999

1.   BASIS OF PRESENTATION

     In management's opinion, the accompanying financial statements of CM Management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CM Management on a stand-alone basis as of December 31, 2000 and 1999 and the results of its operations for the years ended December 31, 2000 and 1999, in accordance with generally accepted accounting principles.

                         CRIIMI MAE Holdings II, L.P.
                                BALANCE SHEETS

                                                                      December 31,
                                                            -----------------------------------
                                                               2000                  1999
                                                            -----------         ---------------
Assets
 Subordinated CMBS, at fair value                           $         -         $    38,211,075
 Receivables                                                     60,237                 377,936
 Cash                                                           231,669                     100
                                                            -----------         ---------------

  Total assets                                              $   291,906         $    38,589,111
                                                            ===========         ===============

Liabilities:
 Liabilities not subject to Chapter 11 proceedings:
  Collateralized mortgage obligations                       $         -         $    39,256,952
  Payables and accrued expenses                                 340,114                 541,360
 Liabilities subject to Chapter 11 proceedings:
  Variable-rate secured borrowings                                    -                       -
                                                            -----------         ---------------

  Total liabilities                                             340,114              39,798,312
                                                            -----------         ---------------

Partners' equity:
 Contributed capital                                            (48,208)              4,856,143
 Other comprehensive income (loss)                                    -              (6,065,344)
                                                            -----------         ---------------

  Total partners' equity                                        (48,208)             (1,209,201)
                                                            -----------         ---------------

  Total liabilities and partners' equity                    $   291,906         $    38,589,111
                                                            ===========         ===============


   The accompanying note is an integral part of these financial statements.

                         CRIIMI MAE Holdings II, L.P.
                STATEMENTS OF NET LOSS AND COMPREHENSIVE INCOME


                                                           For the years ended December 31,
                                                            2000                       1999
                                                        --------------          ----------------
Interest income:
 Subordinated CMBS                                      $  2,636,786            $  3,186,441

Interest expense:
 Collateralized bond obligations-CMBS                      3,059,158               1,217,307
 Variable-rate secured borrowings-CMBS                             -               1,336,421
                                                        ------------            ------------
   Total interest expense                                  3,059,158               2,553,728
                                                        ------------            ------------
 Net interest margin                                        (422,372)                632,713
                                                        ------------            ------------

Other investment income                                            -                     165
General and administrative expenses                                -                 (74,999)
Reorganization items:
 Impairment on Subordinated CMBS                          (4,427,194)               (944,845)
 Other                                                      (190,712)                      -
                                                        ------------            ------------

 Subtotal                                                 (4,617,906)             (1,019,679)
                                                        ------------            ------------
 Net loss                                               $ (5,040,278)           $   (386,966)
                                                        ============            ============

 Other comprehensive income (loss)                         6,065,344              (3,861,634)
                                                        ------------            ------------

 Comprehensive income (loss)                            $  1,025,066            $ (4,248,600)
                                                        ============            ============

  The accompanying note is and integral part of these financial statements.

                         CRIIMI MAE Holdings II, L.P.
                         NOTE TO FINANCIAL STATEMENTS
                       As of December 31, 2000 and 1999

1.   BASIS OF PRESENTATION

     Holdings II's CMBS (2 tranches from CMM 98-1) are carried as investments in loans at cost basis in CRIIMI MAE's consolidated financial statements. (See Notes 3 and 7 for discussion of this accounting.) On a stand-alone basis, generally accepted accounting principles require that Holdings II's investment in CMBS be carried as securities (as opposed to loans) at fair value.

     In management's opinion, the accompanying unaudited financial statements of Holdings II contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Holdings II on a stand-alone basis as of December 31, 2000 and 1999 and the results of its operations for the years ended December 31, 2000 and 1999.

                                 EXHIBIT INDEX
                                 -------------

99(22) Stipulation and Consent Order regarding the Capital Company of America's Proof of Claim No. 254 entered on November 15, 2000.

                   IN THE UNITED STATES BANKRUPTCY COURT
                      FOR THE DISTRICT OF MARYLAND
                         (Greenbelt Division)

                                                     *
In re:
                                                     *
CRIIMI MAE Inc., et al.,                             Chapter 11
                                                     *Case No. 98-2-3115-DK
                           Debtors.                  (Jointly Administered)
                                                     *

*        *        *        *        *       *       *        *       *        *

                      STIPULATION AND CONSENT ORDER
                    REGARDING PROOF OF CLAIM NO. 254

     Upon the consent of CRIIMI MAE Inc. (the "Debtor" or "CMI"), The Capital Company of America LLC ("CCA"), the Official Committee of Equity Security Holders of CMI (the "Equity Committee") and the Official Committee of Unsecured Creditors of CMI (the "Unsecured Committee") to the relief set forth in this Stipulation and Consent Order and upon the stipulation by the Debtor, CCA, the Equity Committee and the Unsecured Committee, the Court finds that:

A. Proper notice hereof has been given to the United States Trustee, to the Equity Committee and the Unsecured Committee and to other necessary parties pursuant to Fed. R. Bankr. P. 2002.

B. On October 5, 1998, CMI filed with this Court a voluntary petition for relief pursuant to Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code").

C. On February 11, 1999, CCA filed Proof of Claim No. 254 asserting a general unsecured claim against CMI in an amount in excess of $17 million based upon an August 14, 1998 agreement regarding the purchase of certain securities to be issued by CCA in a securitization transaction known as The Capital Company of America LLC Series 1998-D7.

D. CMI filed an objection to CCA's Proof of Claim on August 31, 1999, objecting to Proof of Claim No. 254 in its entirety. The Equity Committee joined in CMI's objection.

E. By motion dated April 3, 2000, CCA requested that the Court temporarily allow its claim for purposes of voting on the Debtors' Third Amended Joint Plan of Reorganization (the "Debtors' Plan") in the amount of $18.2 million.

F. On July 26, 2000, the Court entered an order temporarily allowing CCA's claim in the amount of $11,390,548 for the purpose of voting on the Debtors' Plan.

G. CMI and CCA have conducted discovery with respect to CCA's proof of claim. The intent and purpose of this Stipulation and Consent Order is to resolve all outstanding issues between the Debtor and CCA.

H. The issues involved are complex and each party disputes the allegations of the other. CMI believes that the settlement reflected herein is in the best interests of the Debtor and its estate and is justified under Rule 9019 of the Federal Rules of Bankruptcy Procedure.

                  NOW, THEREFORE, it is hereby ORDERED that:

1. CCA shall be granted an allowed general unsecured claim in the bankruptcy case of CMI in the amount of $11,390,548 ("CCA's Allowed Claim").

2. CCA's Allowed Claim shall be classified as a Class A10 claim under the Debtors' Plan.

3. If the Debtors' Plan is confirmed, CCA agrees to accept under the Debtors' Plan $2.5 million in cash or a combination of cash and secured promissory notes in full and final satisfaction of CCA's Allowed Claim, as described herein.

4. If the Debtors' Plan is confirmed, CCA shall be paid its pro-rata portion of the cash payment to be made to non-convenience Class A10 creditors under the Debtors' Plan, as determined by the amount of CCA's Allowed Claim; provided, however, that the payment to CCA shall not exceed $2.5 million.

5. If the cash payment to CCA under the Debtors' Plan is less than $2.5 million, CCA will receive a Class A9/A10 Note A (as that term is used in the Debtors' Plan and Exhibit 2 thereto) in the principal amount of the difference between the cash paid to CCA pursuant to paragraph 4 and $2.5 million (the "CCA Note"). At CCA's option, the amount of the CCA Note shall be allocated between two Class A9/A10 Note As in such proportion as CCA elects.

6. The distributions to CCA described in this Stipulation and Consent Order shall be made under the Debtors' Plan contemporaneously with the distributions to other Class A10 creditors.

7. If the Debtors' Plan is not confirmed, CCA shall continue to have an allowed claim in the amount of $11,390,548 and CCA agrees to accept $2.5 million in cash or a combination of cash, notes or other consideration in full and final satisfaction of CCA's Allowed Claim. The amount of cash, notes or other consideration payable to CCA pursuant to the terms of this paragraph 7 shall be equivalent to CCA's pro rata portion (based on CCA's Allowed Claim) of cash, notes or other consideration paid to other general unsecured creditors of CMI, but shall not exceed in value a total of $2.5 million, and shall be paid when distributions are made to other such general unsecured creditors of CMI.

8. After CCA is paid $2.5 million in cash or a combination of cash and promissory notes as set forth herein-above, notwithstanding its treatment under the Debtors' Plan as a class A10 creditor, CCA shall be deemed to have waived any right to receive any other distributions, payments, notes or security interests attributable to any remaining portion of CCA's Allowed Claim.

9. This Stipulation and Consent Order resolves Proof of Claim No. 254 filed by CCA, as well as any and all other claims that may be or may have been asserted by CCA against CMI, CRIIMI MAE Holdings II, L.P. and/or CRIIMI MAE Management, Inc. or any of their affiliates (collectively, the "CMI Parties") and any claims by the CMI Parties against CCA or Nomura Asset Capital Corporation (collectively, the "CCA Parties").

10. The CCA Parties and the CMI Parties agree that upon CCA's receipt of $2.5 million in cash or a combination of cash, notes or other consideration as set forth herein-above, the CCA Parties shall be deemed to have released all claims that arose heretofore against the CMI Parties and the CMI Parties shall be deemed to have released all claims that arose heretofore against the CCA Parties. Such release shall not be applicable to any obligations owing under any secured notes including Class A9/A10 Note As if any such notes are issued to CCA as set forth herein-above.

11. In the event that this Stipulation and Consent Order is not approved by the Court, each party shall be deemed to have reverted nunc pro tunc to its respective status as of the date and time immediately prior to the execution of this Stipulation and Consent Order, and CMI, the Equity Committee, the Unsecured Committee and CCA shall be entitled to proceed in all respects as if this Stipulation and Consent Order had not been executed and without prejudice in any way as a result of the negotiation or terms of this Stipulation and Consent Order.

12. The parties have entered into this Stipulation and Consent Order for purposes of settlement only. The terms and/or provisions contained herein shall not be admissible in any legal proceeding if this Stipulation and Consent Order is not approved by the Bankruptcy Court.
13. This Stipulation and Consent Order is not an admission of any kind on the part of any of the signatories hereto.
14. The terms and provisions of this Stipulation and Consent Order shall be binding on all parties in interest, the signatories hereto and on any trustee appointed in this Chapter 11 case or in any Chapter 7 case to which this Chapter 11 case may be converted.

  SO ORDERED AND APPROVED, THIS       DAY OF                          , 2000.
                                -----        -------------------------


                                            /s/DUNCAN W. KEIR
                                            ---------------------------------
                                            DUNCAN W. KEIR
                                            United States Bankruptcy Judge

CONSENTED TO AND AGREED BY:


-------------------------------------       ------------------------------
Gregory A. Cross, Esquire                   Barry J. Dichter, Esquire
Federal Bar No. 04571-G                     Admitted Pro Hac Vice
Heather Deans Foley, Esquire                Mary Elizabeth Taylor
Federal Bar No. 25829                       Admitted Pro Hac Vice
Venable, Baetjer and Howard, LLP            Cadwalader, Wickersham & Taft
1800 Mercantile Bank & Trust Bldg.          100 Maiden Lane
Two Hopkins Plaza                           New York, New York 10038
Baltimore, Maryland 21201                  (212) 504-6000
(410) 244-7400

Co-Counsel for                              Counsel for
CRIIMI MAE Inc.                     The Capital Company of America LLC




--------------------------------            ------------------------------
Michael St. Patrick Baxter, Esquire         Daniel M. Lewis, Esquire
Federal Bar No. 09694                       Federal Bar No. 02998
Dennis B. Auerbach, Esquire                 Michael Bernstein, Esquire
Federal Bar No. 09290                       Federal Bar No. 10406
Covington and Burling                       Arnold & Porter
1201 Pennsylvania Avenue, N.W.              555 Twelfth Street, N.W.
Washington, DC 20004                        Washington, DC 20004
(202) 662-6000                              (202) 942-5000

Counsel for the Official Committee          Counsel for the Official Committee
of Equity Security Holders                  of Unsecured Creditors
of CRIIMI MAE Inc.                          of CRIIMI MAE Inc.



cc:      Gregory A. Cross, Esq.
         Heather Deans Foley, Esq.
         Venable, Baetjer and Howard, LLP
         1800 Mercantile Bank & Trust Bldg.
         Two Hopkins Plaza
         Baltimore, Maryland 21201

         Barry J. Dichter, Esq.
         Mary Elizabeth Taylor, Esq.
         Cadwalader, Wickersham & Taft
         100 Maiden Lane
         New York, New York 10038

         Mark C. Ellenberg, Esq.
         Cadwalader, Wickersham & Taft
         1201 F Street, N.W.
         Suite 1100
         Washington, D.C. 20004

         Stanley J. Samorajczyk, Esq.
         Mark D. Taylor, Esq.
         Akin, Gump, Strauss, Hauer & Feld, L.L.P.
         1333 New Hampshire Avenue, N.W.
         Washington, DC 20036

         Michael St. Patrick Baxter, Esq.
         Covington and Burling
         1201 Pennsylvania Avenue, N.W.
         Washington, DC 20004

         Clifford J. White, III, Esq.
         Office of the United States Trustee
         6305 Ivy Lane, Suite 600
         Greenbelt, MD 20770

         Daniel M. Lewis, Esq.
         Arnold & Porter
         555 Twelfth Street, N.W.
         Washington, DC 20004