Form 10-Q
period 2001-03-31
CRIIMI MAE INC
filed 2001-05-15
CIK 847322

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

For the quarter ended March 31, 2001              Commission file number 1-10360

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

                               ------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
Title of each class                                 which registered
-------------------                        -------------------------------------
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

                                      None
                                                          ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] ___ No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding as of May 9, 2001
         -----                              -----------------------------
Common Stock, $0.01 par value                         104,682,504

                                 CRIIMI MAE INC.

                          Quarterly Report on Form 10-Q




PART I.  Financial Information..............................................Page
                                                                            ----

Item 1.  Financial Statements

         Consolidated Balance Sheets - as of March 31, 2001
          (unaudited) and December 31, 2000.................................. 3

         Consolidated Statements of Income and Comprehensive Income - for the
          three months ended March 31, 2001 and 2000 (unaudited)............. 4

         Consolidated Statements of Changes in Shareholders' Equity - for the
          three months ended March 31, 2001 (unaudited)...................... 5

         Consolidated Statements of Cash Flows - for the three months ended
          March 31, 2001 and 2000 (unaudited)...............................  6

         Notes to Consolidated Financial Statements (unaudited).............  7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................... 41

Item 2A. Quantitative and Qualitative Disclosures about Market Risk......... 51


PART II. Other Information

Item 1.  Legal Proceedings.................................................. 53

Item 2.  Changes in Securities.............................................. 53

Item 3.  Defaults Upon Senior Securities.................................... 53

Item 4.  Submission of Matters to a Vote of
          Security Holders.................................................. 53

Item 5.  Other Information.................................................. 53

Item 6.  Exhibits and Reports on Form 8-K................................... 53

Signatures.................................................................. 54

                                     PART I

ITEM 1.         FINANCIAL STATEMENTS

                          CRIIMI MAE INC.
                    CONSOLIDATED BALANCE SHEETS


                                                                         March 31,            December 31,
                                                                            2001                  2000
                                                                     -------------------   -------------------
                                                                        (unaudited)
Assets:
  Mortgage assets:
    Subordinated CMBS and Other MBS, at fair value                        $ 111,103,235         $ 109,266,975
    Subordinated CMBS pledged to creditors, at fair value                   759,552,265           747,579,293
    Insured mortgage securities, at fair value                              384,408,440           385,751,407
  Equity investments                                                         31,763,959            33,779,658
  Receivables                                                                20,662,944            41,003,072
  Other assets                                                               37,358,858            38,043,461
  Restricted cash and cash equivalents                                      105,008,592            95,846,001
  Other cash and cash equivalents                                           125,945,916           106,569,778
                                                                    -------------------   -------------------

Total assets                                                            $ 1,575,804,209       $ 1,557,839,645
                                                                     ===================   ===================

Liabilities:
  Liabilities not subject to Chapter 11 proceedings:
  Securitized mortgage obligations:
  ---------------------------------
    Collateralized bond obligations-CMBS                                  $ 281,136,517         $ 280,520,265
    Collateralized mortgage obligations-
       insured mortgage securities                                          362,031,139           364,649,925
  Payables and accrued expenses                                              36,410,239            33,415,632
  Liabilities subject to Chapter 11 proceedings:
  Secured:
  --------
    Variable-rate secured borrowings-CMBS                                   363,870,266           367,535,895
    Other financing facilities                                                1,300,000             1,300,000
    Payables and accrued expenses                                             1,706,245             2,166,936
  Unsecured:
  ----------
    Senior unsecured notes                                                  100,000,000           100,000,000
    Other financing facilities                                               89,749,522            89,749,522
    Payables and accrued expenses                                            54,745,246            50,243,454
                                                                     -------------------   -------------------
Total liabilities                                                         1,290,949,174         1,289,581,629
                                                                     -------------------   -------------------
Shareholders' equity:
  Convertible preferred stock, $0.01 par; 25,000,000
    shares authorized; 3,597,992 and 6,124,527 shares
    issued and outstanding, respectively                                         35,980                61,245
  Common stock, $0.01 par; 120,000,000 shares
    authorized; 99,049,850 and 62,353,170 shares
    issued and outstanding, respectively                                        990,499               623,532
  Accumulated other comprehensive income                                      9,684,485            (3,019,679)
  Additional paid-in capital                                                611,596,212           611,935,164
  Accumulated deficit                                                      (337,452,141)         (341,342,246)
                                                                     -------------------   -------------------
Total shareholders' equity                                                  284,855,035           268,258,016
                                                                     -------------------   -------------------
Total liabilities and shareholders' equity                              $ 1,575,804,209       $ 1,557,839,645
                                                                     ===================   ===================

           The accompanying notes are an integral part of these consolidated financial statements.

                            CRIIMI MAE INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                       AND COMPREHENSIVE INCOME
                               (Unaudited)


                                                                        For the three months ended March 31,
                                                                              2001                2000
                                                                        ------------------  ------------------
Interest income:
   Subordinated CMBS                                                         $ 26,315,795        $ 39,169,771
   Insured mortgage securities                                                  7,495,249           7,797,201
   Originated loans                                                                     -           8,487,626
                                                                        ------------------  ------------------
   Total interest income                                                       33,811,044          55,454,598
                                                                        ------------------  ------------------

Interest and related expenses:
   Fixed-rate collateralized bond obligations-CMBS                              6,364,057           6,486,212
   Fixed-rate collateralized mortgage obligations-
        insured securities                                                      7,004,538           7,046,932
   Fixed-rate collateralized mortgage obligations-
        originated loans                                                                -           6,758,121
   Fixed-rate senior unsecured notes                                            2,281,251           2,281,251
   Variable-rate secured borrowings-CMBS                                        6,265,641          12,721,095
   Other financing facilities                                                   1,918,544           1,921,341
                                                                        ------------------  ------------------
   Total interest expense                                                      23,834,031          37,214,952
                                                                        ------------------  ------------------
Net interest margin                                                             9,977,013          18,239,646
                                                                        ------------------  ------------------

   Equity in losses from investments                                             (738,591)            (11,916)
   Other income                                                                 1,585,318             336,685
   Net gains on mortgage security dispositions                                     10,412              15,477
   General and administrative expenses                                         (2,673,310)         (3,138,757)
   Amortization of assets acquired in the Merger                                 (719,394)           (719,394)
   Reorganization items:
      Other                                                                      (420,217)         (4,248,455)
      Impairment on CMBS-Reorganization item                                            -          (3,443,759)
      Loss on sale of CMBS                                                              -          (1,354,026)
   Hedging loss                                                                  (853,259)                  -
                                                                        ------------------  ------------------
                                                                               (3,809,041)        (12,564,145)
                                                                        ------------------  ------------------
   Net income before cumulative effect of change in accounting principle        6,167,972           5,675,501
   Cumulative effect of adoption of SFAS 133                                     (135,142)                  -
                                                                        ------------------  ------------------
   Net income before dividends accrued or paid on preferred shares              6,032,830           5,675,501
   Dividends accrued or paid on preferred shares                               (2,142,725)         (1,639,890)
                                                                        ------------------  ------------------
   Net income available to common shareholders                                $ 3,890,105         $ 4,035,611
                                                                        ==================  ==================

   Net income available to common shareholders
           per common share:
       Basic - before cumulative effect of change in accounting principle          $ 0.05              $ 0.07
                                                                        ==================  ==================
       Basic - after cumulative effect of change in accounting principle           $ 0.05              $ 0.07
                                                                        ==================  ==================
       Diluted                                                                     $ 0.04              $ 0.06
                                                                        ==================  ==================

   Shares used in computing basic earnings per share                           75,333,175          61,515,061
                                                                        ------------------  ------------------

   Comprehensive Income:
   Net income before dividends accrued on preferred shares                    $ 6,032,830         $ 5,675,501
   Other comprehensive income                                                  12,704,164          23,288,141
                                                                        ------------------  ------------------
      Comprehensive income                                                   $ 18,736,994        $ 28,963,642
                                                                        ==================  ==================

The accompanying notes are an integral part of these consolidated financial statements.

                                   CRIIMI MAE INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     For the three months ended March 31, 2001
                                    (Unaudited)

                                                                   Accumulated
                                       Preferred                      Other                                               Total
                                       Stock Par    Common Stock   Comprehensive      Additional Paid-in  Accumulated  Shareholders'
                                         Value        Par Value      Income                Capital          Deficit       Equity
                                     ------------- -------------  --------------     ------------------  ------------  -------------
Balance at December 31, 2000             $ 61,245     $ 623,532    $ (3,019,679)       $ 611,935,164   $ (341,342,246) $268,258,016
   Net income                                   -             -               -                    -        6,032,830     6,032,830
   Dividends accrued on preferred
    shares                                      -             -               -                    -       (2,142,725)   (2,142,725)
   Conversion of preferred shares
    into common shares                    (25,265)      366,947                             (341,682)               -             -
   Common shares issued                         -            20               -                2,730                -         2,750
   Adjustment to unrealized gains
    on investments                              -             -      12,704,164                    -                -    12,704,164
                                     ------------- -------------  --------------     ----------------  --------------- -------------
Balance at March 31, 2001                $ 35,980     $ 990,499     $ 9,684,485        $ 611,596,212   $ (337,452,141) $284,855,035
                                     ============= =============  ==============     ================  =============== =============

The accompanying notes are an integral part of these consolidated financial statements.

                          CRIIMI MAE INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                                     For the three months ended March 31,
                                                                           2001                2000
                                                                     ------------------  ------------------

Cash flows from operating activities:
    Net income                                                             $6,032,830          $5,675,501
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Amortization of discount and deferred financing
           costs on debt                                                    1,009,029           2,050,200
       Amortization of assets acquired in the Merger                          719,394             719,394
       Depreciation and other amortization                                    233,414             340,003
       Discount amortization on mortgage assets, net                       (2,427,185)         (4,302,020)
       Net gains on mortgage security dispositions                            (10,412)            (15,477)
       Equity in losses from investments                                      738,591              11,916
       Hedging loss                                                           988,401                   -
       Change in reorganization items accrual                               1,707,395           1,853,557
       Reorganization items:
          Impairment on CMBS-Reorganization item                                    -           3,443,759
          Loss on sale of CMBS                                                      -           1,354,026
       Changes in assets and liabilities:
          Increase in restricted cash and cash equivalents                 (9,162,591)        (15,243,812)
          Decrease (increase) in receivables and other assets              19,034,520          (2,886,775)
          Increase in payables and accrued expenses                         3,185,588           7,170,713
                                                                    ------------------  ------------------
       Net cash provided by operating activities                           22,048,974             170,985
                                                                    ------------------  ------------------

Cash flows from investing activities:
    Proceeds from mortgage securities dispositions                          1,820,578           4,623,106
    Proceeds from sale of CMBS, net                                                 -           8,434,640
    Distributions received from AIM Investments                             1,201,075             447,680
    Receipt of principal payments                                           3,104,293           4,927,534
    Purchase of other MBS, net                                             (2,249,369)         (1,233,216)
                                                                    ------------------  ------------------
       Net cash provided by investing activities                            3,876,577          17,199,744
                                                                    ------------------  ------------------
Cash flows used in financing activities:
    Principal payments on securitized mortgage debt obligations            (2,883,784)         (7,839,148)
    Principal payments on secured borrowings and other debt obligations    (3,665,629)         (6,614,097)

                                                                    ------------------  ------------------
Net cash used in financing activities                                      (6,549,413)        (14,453,245)
                                                                    ------------------  ------------------

Net increase in other cash and cash equivalents                            19,376,138           2,917,484

Other cash and cash equivalents, beginning of period                      106,569,778          53,603,104
                                                                    ------------------  ------------------
Other cash and cash equivalents, end of period                           $125,945,916         $56,520,588
                                                                    ==================  ==================

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

         On October 5, 1998 (the "Petition Date"), CRIIMI MAE Inc. (unconsolidated) and two of its operating subsidiaries, CRIIMI MAE Management, Inc. ("CM Management"), and CRIIMI MAE Holdings II, L.P. ("Holdings II" and, together with CRIIMI MAE and CM Management, the "Debtors") filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, entered an order confirming the Debtors' reorganization plan (the "Reorganization Plan"). The Company emerged from Chapter 11 on April 17, 2001 (the "Effective Date").

         Prior to the Chapter 11 filing, CRIIMI MAE's primary activities included (i) acquiring non-investment grade securities (rated below BBB- or unrated) backed by pools of commercial mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS" or "CMBS"), (ii) originating and underwriting commercial mortgage loans, (iii) securitizing pools of commercial mortgage loans and resecuritizing pools of Subordinated CMBS, and
(iv) through the Company's servicing affiliate, CRIIMI MAE Services Limited Partnership ("CMSLP"), performing servicing functions with respect to the mortgage loans underlying the Company's Subordinated CMBS.

         The Company's business is subject to a number of risks and uncertainties including, but not limited to: (1) risks related to the New Debt (defined below) including the ability to meet payment and other obligations thereunder, (2) risk of loss of REIT status; (3) taxable mortgage pool risk; (4) the effect of phantom income on total non-cash income; (5) the effect of interest rate compression on the market price of the Company's stock; (6) risks associated with substantial indebtedness or leverage; (7) inherent risks in owning Subordinated CMBS; (8) the limited protection provided by hedging transactions; (9) risk of foreclosure by creditors on CMBS and other assets securing the New Debt; (10) the limited liquidity of the CMBS market; (11) pending litigation; (12) risk of becoming subject to the requirements of the Investment Company Act of 1940; (13) possible effects of an economic recession on losses and defaults related to the mortgages underlying the Company's CMBS portfolio; (14) operations adversely affected by factors beyond the Company's control; (15) borrowing and refinancing risks; (16) the effect of the yield curve on borrowing costs; (17) risks associated with the trader election including those referenced in "2000 Taxable Loss/ Taxable Distribution Requirements" below; and (18) possible NYSE delisting due to failure to meet certain listing criteria.

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

The Reorganization Plan

         The Reorganization Plan included the payment in full of all of the allowed claims of the Debtors primarily through recapitalization financing (including proceeds from certain asset sales) aggregating $847 million (the "Recapitalization Financing"). The sales of select CMBS (the "CMBS Sale") and the Company's interest in CMO-IV (the "CMO-IV Sale") generated aggregate proceeds of approximately $418.3 million toward the Recapitalization Financing of which approximately $342.3 million was used to pay related borrowings and approximately $76.0 million was used on the Effective Date to help fund the Reorganization Plan. Included in the balance of the Recapitalization Financing was approximately $262.4 million provided by affiliates of Merrill Lynch Mortgage Capital, Inc. ("Merrill Lynch" or "Merrill") and German American Capital Corporation ("GACC") through a new secured financing facility (in the form of a repurchase transaction), and approximately $166.8 million provided through two new series of secured notes issued to certain of the Company's unsecured creditors (collectively, the "New Debt").

         Substantially all cash flows relating to existing assets are to be used to satisfy principal, interest and fee obligations under the New Debt (see Note 6 for further discussion regarding the New Debt).

         The Company's litigation with First Union National Bank ("First Union") was not settled or resolved prior to the Effective Date; and therefore, the classification of First Union's claim under the Reorganization Plan will not be determined until after the Effective Date (see Note 13 for further information regarding (a) the status of the First Union litigation and (b) the treatment of First Union's claim subsequent to the Effective Date).

         Under the Reorganization Plan, the holders of the Company's equity retained their stock. The terms of the New Debt restrict the amount of cash dividends that can be paid to shareholders. Any cash dividends required to maintain REIT status (assuming the Company has the cash to make such distributions and that it is permitted to make such distributions under the terms of the New Debt) would be paid first to holders of certain of the New Debt who convert their Notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. The Reorganization Plan also provided for certain amendments to the Company's articles of incorporation, including an increase in authorized shares from 145 million (consisting of 120 million of common shares and 25 million of preferred shares) to 375 million (consisting of 300 million of common shares and 75 million of preferred shares). These amendments to the articles of incorporation became effective on the Effective Date.

         There can be no assurance that the Company will have sufficient cash resources to pay interest, scheduled principal and any other required payments on the New Debt for any specified period of time. The Company's ability to meet its debt service obligations will depend on a number of factors, including management's ability to maintain cash flow (which is impacted by, among other things, the credit performance of the underlying mortgage loans) and to generate capital internally from operating and investing activities and expected reductions in REIT distribution requirements to shareholders due to expected net operating losses for tax purposes, in each case consistent with the terms agreed to pursuant to the New Debt. There can be no assurance that targeted levels of cash flow will actually be achieved, that reductions in REIT distribution requirements will be realized, or that, if required, new capital will be available to the Company. The Company's ability to maintain or increase cash flow and access new capital will depend upon, among other things, interest rates, prevailing economic conditions and other factors, many of which are beyond the control of the Company. The Company's high level of debt limits its ability to obtain additional capital, reduces income available for distributions, restricts the Company's ability to react quickly to changes in its business and makes the Company more vulnerable to economic downturns.

REIT Status and Other Tax Matters

         REIT Status. CRIIMI MAE is required to meet income, asset, ownership and distribution tests to maintain its REIT status. The Company believes that it has satisfied the REIT requirements for all years through, and including 2000, although there can be no assurance. There can also be no assurance that CRIIMI MAE will maintain its REIT status for 2001 or subsequent years. If the Company fails to maintain its REIT status for any taxable year, it will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, the Company may have insufficient funds to pay any such tax and also may be unable to comply with its obligations under the New Debt.

         As of March 15, 2001, the Company and two of its subsidiaries have jointly elected to treat such two subsidiaries as Taxable REIT Subsidiaries ("TRS") effective January 1, 2001. There are limitations on the activities and asset bases of a TRS, some of which are as follows:

o The deductible amount of interest paid or accrued by a TRS to its REIT parent is limited under the interest stripping rules.

o A 100% excise tax is imposed when a REIT and a TRS engage in certain transactions that do not reflect arm's length amounts. The 100% tax is imposed on redetermined rents, redetermined deductions, and excess interest, subject to certain safe harbors.

o No more than 20% of a REIT's total assets may be composed of securities of TRS.

         The Company's 2000 Taxable Loss/Taxable Distribution Requirements:

         During 2000, the Company traded in both short and longer duration fixed income securities, primarily subordinated and investment grade CMBS and investment grade residential mortgage backed securities (such securities traded and all other securities of the type described constituting the "Trading Assets"), which, for financial reporting purposes, are classified as Subordinated CMBS and Other MBS on the balance sheet. The Company seeks maximum total return through short term trading, consistent with prudent investment management. Returns from such activities include capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, and other arbitrage opportunities.

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

         As a result of its trader election, CRIIMI MAE recognized a mark-to-market tax loss on its Trading Assets on January 1, 2000 of approximately $478 million (the "January 2000 Loss"). This loss does not impact the GAAP financial statements. Such loss is expected to be recognized evenly over four years beginning with the year 2000 (i.e., approximately $120 million per year). The Company expects such loss to be ordinary. Additionally, as a result of its trader election, the Company is required to mark-to-market its Trading Assets on a tax basis at the end of each tax year. Any increase or decrease in the value of the Trading Assets as a result of the year-end mark-to-market requirement will generally result in either a tax gain (if an increase in value) or a tax loss (if a decrease in value). Such tax gains or losses, as well as any realized gains or losses from the disposition of Trading Assets during each year, are also expected to be ordinary gains or losses.

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

Investment Company Act

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

         To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of March 31, 2001, the Company believes that it was in compliance with the 55% Requirement. During the first quarter of 2001, the Company was below the 25% Requirement in a transient manner by less than one percent due to accumulated cash required to be retained while the Company was in Chapter 11. The Company's retention of cash in this regard was incidental to its approved Reorganization Plan and the effectuation thereof. After distributions of cash on the Effective Date to holders of allowed claims entitled to receive cash, the Company believes that it exceeded the 25% Requirement.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, CM Management, CRIIMI, Inc., CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CRIIMI MAE Holdings II, L.P., and CRIIMI MAE CMBS Corp. contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of March 31, 2001 and December 31, 2000 (audited), the consolidated results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months ended March 31, 2001 and 2000.

         These consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures presented are adequate to make the information not misleading, it is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in CRIIMI MAE's Annual Report filed on Form 10-K for the year ended December 31, 2000 (audited). The Company's independent public accountants have issued a report on the Company's 2000 financial statements expressing substantial doubt about the Company's ability to continue as a going concern. Such report was issued prior to the Company emerging from Chapter 11 on April 17, 2001.

Reclassifications

         Certain amounts in the consolidated financial statements as of December 31, 2000 and for the three months ended March 31, 2000 have been reclassified to conform to the 2001 presentation.

Bankruptcy Accounting during Chapter 11 Proceedings

         Reorganization Items

         Reorganization items were items of income and expense that were realized or incurred by CRIIMI MAE because it was in reorganization. During the three months ended March 31, 2001 and 2000, the Company recorded reorganization items, as summarized below:


                                           Three months ended          Three months ended
Reorganization Items                          March 31, 2001              March 31, 2000
--------------------                       --------------------       ----------------------
Short-term interest income                     $ (2,014,635)              $ (1,004,660)
Professional fees                                 2,299,443                  4,373,268
Employee Retention Program                               --                    279,349
Other                                               135,409                    600,498
                                            ----------------          ----------------------
  Subtotal                                          420,217                  4,248,455
Impairment on CMBS regarding Reorganization              --                  3,443,759
Loss on sale of CMBS                                     --                  1,354,026
                                            -----------------         ---------------------
Total Reorganization Expense-net                  $ 420,217                $ 9,046,240
                                            =================         =====================


         Condensed Financial Statements

         In accordance with SOP 90-7, the three former debtor entities, CRIIMI MAE, CM Management and Holdings II, are required to present condensed financial statements as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000. (See Note 14).

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

         On May 8, 1998, CRIIMI MAE consummated CBO-2 which resulted in the sale of a portion of its Subordinated CMBS portfolio. As a result of this transaction and in accordance with GAAP, effective in the second quarter of 1998, the Company no longer classifies CMBS as Held to Maturity, but instead classifies CMBS as Available for Sale. CRIIMI MAE carries its Subordinated CMBS at fair market value where changes in fair value are recorded as a component of shareholders' equity. See Note 4. Prior to this time, such securities were carried at their amortized cost basis as the Company had the ability and intent to hold these securities to maturity.

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

Impairment

         Subordinated CMBS and Other Mortgage-Backed Securities

         CRIIMI MAE assesses each Subordinated CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: 1) fair value has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period that fair value is expected to be below amortized cost through the period of time the Company expects the value to recover to amortized cost or 2) the credit quality of the security is declining and the Company determines that the current estimate of expected future credit losses exceeds credit losses as originally projected. The amount of impairment loss is measured by comparing the fair value, based on available market information and management's estimates, of the Subordinated CMBS to its current amortized cost basis; the difference is recognized as a loss in the income statement. The Company assesses current economic events and conditions that impact the value of its Subordinated CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred.

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

Shareholders' Equity

         CRIIMI MAE had authorized 120,000,000 shares of $0.01 par value common stock and had issued 99,049,850 and 62,353,170 shares as of March 31, 2001 and December 31, 2000, respectively. All shares issued, exclusive of any shares held in treasury, are outstanding. As of the Effective Date of the Reorganization Plan, CRIIMI MAE has authorized 300,000,000 shares of $0.01 par value common stock.

Per Share Amounts

         Basic earnings per share amounts for the three months ended March 31, 2001 and 2000 represent net income available to common shareholders divided by the weighted average common shares outstanding during the year. Diluted earnings per share amounts for the three months ended March 31, 2001 and 2000 represent basic earnings per share adjusted for dilutive common stock equivalents, which for CRIIMI MAE could include stock options and certain series of convertible preferred stock. See Note 11 for a reconciliation of basic earnings per share to diluted earnings per share.

Consolidated Statements of Cash Flows

         Since the consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity, the consolidated statements of cash flows do not reflect investing and financing activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments. For the three months ended March 31, 2001, based upon agreements with certain of the Company's lenders, the Company reflected the receipt of interest on certain of its CMBS of $14.1 million, along with the corresponding pay down of interest payable of $6.7 million. Net cash flow of $7.4 million was used to pay down approximately $3.7 million debt related to the respective variable rate financing facilities of those lenders. The net proceeds were remitted to the Company, and as such, only the net proceeds are reflected in the consolidated statements of cash flows.

         Cash payments made for interest for the three months ended March 31, 2001 and 2000, were $18,934,361 and $24,483,139, respectively.

Comprehensive Income

         Comprehensive income includes net earnings as currently reported by the Company (before dividends on preferred shares) adjusted for other comprehensive income. Other comprehensive income for the Company is changes in unrealized gains and losses related to the Company's CMBS and Other MBS and Insured Mortgage Securities accounted for as available for sale with changes in fair value recorded through equity.

New Accounting Statements

         In July 2000, FASB issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." This statement requires that all changes in assumptions regarding expected future cash flows related to such assets that are used to calculate income yields be recognized prospectively through revised income yields unless impairment is required to be recognized, at which time an investment is written down to fair value. EITF 99-20 impacts the Company's income recognition for its CMBS portfolio. Currently, in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("FAS 91"), the Company recognizes changes in income yields due to changes in expected prepayment speeds as a cumulative catch-up in the period of change. In addition, in accordance with AICPA Practice Bulletin 6, the Company recognizes changes related to expected future cash flows due to credit losses prospectively if the change results in less credit losses and as a cumulative catch-up if the change results in more credit losses, unless impairment is required to be recognized at which time the CMBS is written down to fair value. The Company does not believe EITF 99-20 will have a material impact on its CMBS income and impairment recognition. EITF 99-20 is effective on April 1, 2001.

         During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133. FAS 133, as amended, establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under FAS 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge relationship and, if it is, depending on the type of hedge relationship. For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recorded through the income statement. For cash flow hedge transactions, effective changes in the fair value of the derivative instrument are reported in other comprehensive income while ineffective changes are recorded through the income statement. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the hedged cash flows. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings.

         Currently, the Company uses interest rate caps to hedge the variability in interest payments associated with its variable rate secured borrowing. Prior to FAS 133, the Company capitalized the purchase price of these interest rate caps and amortized the amount over the term of the interest rate cap. The Company has determined that these interest rate caps are effective cash flow hedges under FAS 133. In accordance with FAS 133, all changes in the fair value of the interest rate cap related to intrinsic value will be recorded in other comprehensive income and all changes in fair value related to time value will be recorded through earnings as changes in fair value related to time value are considered ineffective. Amounts recorded in other comprehensive income ("OCI") will be reclassified into earnings in the period in which earnings are effected by the hedged cash flows. Upon the termination of a hedging relationship, the amount in OCI will be amortized over the remaining life of the hedged cash flows. The Company adopted FAS 133 on January 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type adjustment of $(135,142) in earnings to recognize at fair value the interest rate caps designated as cash flow hedges as of January 1, 2001. As the March 31, 2001, the Company recorded an additional $(853,259) in earnings related to the change in fair value of these interest rate caps from January 2, 2001 to March 31, 2001. This loss is reflected in Hedging Loss on the income statement and the interest rate caps are carried as a part of Other Assets on the Balance Sheet.

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

3.       FAIR VALUE OF FINANCIAL INSTRUMENTS

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


                                                           As of March 31, 2001               As of December 31, 2000
                                                      Amortized Cost       Fair Value      Amortized Cost      Fair Value
                                                      --------------       ----------      --------------      ----------
ASSETS:
Subordinated CMBS and Other MBS (1)                    $ 109,622,982     $ 111,103,235     $ 109,256,045      $ 109,266,975
Subordinated CMBS pledged to creditors                   747,831,762       759,552,265       745,520,425        747,579,293
Insured Mortgage Securities                              387,924,711       384,408,440       390,840,881        385,751,407
Restricted cash and cash equivalents                     105,008,592       105,008,592        95,846,001         95,846,001
Other cash and cash equivalents                          125,945,916       125,945,916       106,569,778        106,569,778
Accrued interest and principal receivable                 20,662,944        20,662,944        41,003,072         41,003,072
Interest rate protection agreements                        1,600,549           668,922           157,323             22,181

LIABILITIES:
Liabilities not Subject to Chapter 11 proceedings:
  Securitized mortgage obligations:
    Collateralized bond obligations-CMBS                 281,136,517       288,060,545       280,520,265        283,336,965
    Collateralized insured mortgage securities           362,031,139       382,548,534       364,649,925        378,303,100
      obligations
Liabilities Subject to Chapter 11 proceedings:
    Variable rate secured borrowings-CMBS                363,870,266               N/A       367,535,895                N/A
    Senior unsecured notes                               100,000,000               (2)       100,000,000         94,750,000
    Other financing facilities                            91,049,522               N/A        91,049,522                N/A

(1) This amount includes approximately $6.5 million of amortized cost and fair value related to Other MBS as of March 31, 2001 and approximately $4.3 million as of December 31, 2000.
(2) The fair market value of this facility was no longer available as of the filing date of this 10-Q.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Subordinated CMBS and Other Mortgage-Backed Securities

         Prior to 1998, the fair market value of the Company's portfolio of Subordinated CMBS was based upon quotes obtained from, in most cases, the lender to which the security was pledged. The lender also quoted the related unrated bonds even though the bonds did not serve as collateral for CRIIMI MAE's obligations. The Company obtained "ask" quotes as compared to "bid" quotes because it is the owner of the securities. Due to the Chapter 11 filing, the Company's lenders were not willing to provide fair value quotes for the CMBS portfolio as of March 31, 2001 and December 31, 2000. As a result, the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of March 31, 2001 and December 31, 2000. The Company used a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average unleveraged yield to maturity. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including; institutionally available research reports, recent trades, a relative comparison of dealer provided discount rates from the previous quarter to those disclosed in recent research reports and communications with dealers and active Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of March 31, 2001 and December 31, 2000, it has disclosed the range of discount rates by rating category used in determining these fair market values in Note 4.

Insured Mortgage Securities

         Prior to March 31, 2000, the fair market value of the Company's portfolio of insured mortgage securities was based upon quotes obtained from an investment banking institution, which trades these investments on a daily basis. Due to the Chapter 11 filing and a change in staff at the investment banking institution, the Company was unable to find an investment banking institution willing to provide fair value quotes for the insured mortgage securities portfolio as of March 31, 2001 and December 31, 2000. As a result, the Company calculated the estimated fair market value of its insured mortgage securities portfolio as of March 31, 2001 and December 31, 2000. The Company used a discounted cash flow methodology to estimate the fair value of its insured mortgage securities portfolio. The cash flows were discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, (ii) a relative comparison of dealer provided quotes from the previous year to those disclosed in recent research reports and incorporating adjustments to reflect changes in the market, and (iii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities.

Restricted and Other Cash and Cash Equivalents, Accrued Interest and Principal Receivable

         The carrying amount approximates fair value because of the short maturity of these instruments.

Obligations Under Financing Facilities

         The fair value of the securitized mortgage obligations as of March 31, 2001 and December 31, 2000 is calculated using a discounted cash flow methodology similar to the discussion on Subordinated CMBS above. The fair value of the senior unsecured notes was calculated using a quoted market price from Bloomberg. Management has determined that fair value of the variable rate secured borrowings-CMBS and other financing facilities is not practicable to measure because there is no quoted market price available.

Interest Rate Protection Agreements

         The fair value of interest rate protection agreements (used to hedge CRIIMI MAE's variable rate debt) is the estimated amount that CRIIMI MAE would receive to terminate the agreements as of March 31, 2001 and December 31, 2000, taking into account current interest rates and the current creditworthiness of the counterparties. The amount was determined based on a quote received from the counterparty to each agreement.

4.       SUBORDINATED CMBS

The aggregate investment by the underlying rating of the Subordinated CMBS is as follows:

                                        Weighted                                    Range of Discount  Amortized Cost Amortized Cost
                  Face Amount as of   Average Pass    Weighted     Fair Value as of   Rates Used to    as of 03/31/01 as of 12/31/00
Security Rating   03/31/01 (in         Through Rate  Average Life  03/31/01 (in       Calculate Fair   (in millions)  (in millions)
                   millions)            3/31/01          (1)        millions)           Value (6)           (6)            (6)
---------------  ------------         -------------  ------------  ------------     ----------------  --------------  --------------
A (2)             $   62.6                 7.0%         5 years      $  60.2                7.9%         $  58.1          $  58.0

BBB (2)              150.6                 7.0%        10 years        133.1                8.8%           130.3            130.1

BBB-(2)              115.2                 7.0%        11 years         94.7                9.7%            93.4             93.2

BB+                  319.0                 7.0%        12 years        219.1         12.0%-12.2%           216.3            215.5

BB                    70.9                 7.0%        13 years         46.1               12.7%            45.6             45.4

BB-                   35.4                 7.0%        13 years         21.7               13.5%            21.4             21.3

B+                    88.6                 7.0%        14 years         49.3               14.8%            48.7             48.6

B                    177.2                 7.0%        15 years         89.1         15.5%-16.5%            88.2             87.9

B-                   118.3                 7.0%        15 years         52.0         18.1%-18.5%            51.5             51.3

CCC                   70.9                 7.0%        16 years         17.1               31.0%            16.9             17.0

Unrated/Issuer's     369.8                 6.9%        18 years         81.7         32.0%-33.0%            80.5             82.2
Equity (3)         ---------            ----------    ----------      --------       -----------       ------------       ---------

Total (4)(5)(7)   $1,578.5                 7.0%        13 years       $864.1(8)                         $  850.9(7)       $  850.5
                 ============                                         =========                        ============       ==========

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

(3)  The Company's unrated bonds/Issuer's Equity from CBO-1, CBO-2 and
     Nomura experienced principal write downs during the following periods due to realized losses related to certain underlying mortgage loans:


                                                       CBO-1          CBO-2        Nomura
                                                       -----          -----        ------
Year 1999                                           $  738,000     $      --      $     --
Year 2000                                            3,201,000      1,087,000           --
January 1, 2001 through March 31, 2001                  59,000      3,564,000           --
                                                    -----------    -----------    ----------
Cumulative Realized Losses through March 31, 2001   $3,998,000     $4,651,000     $
                                                    ===========    ===========    ==========


(4) CRIIMI MAE, through CMSLP, performs servicing functions on a total CMBS pool, including the sub-special servicer for specially serviced loans, as summarized below:

                                                              03/31/01            12/31/00               12/31/99
                                                           ---------------    ------------------    -----------------
Total CMBS Pool                                            $   20.0 billion   $  20.2 billion (c)  $  28.8 billion
                                                            ===============    =================   ==================

Specially serviced loans due to monetary default (a)(b)    $373.0 million     $ 259.1 million       $159.9 million
Specially serviced loans due to covenant default/other       70.5 million        51.5 million        123.2 million
                                                           ---------------    -----------------     -----------------
Total specially serviced loans                             $443.5 million     $310.6 million        $283.1 million
                                                           ===============    =================     =================

(a) Includes $56.4 million, $48.3 million, and $17.7 million of Real Estate Owned ("REO") by underlying trusts.
(b) The increase in the specially serviced loans is due primarily to an increase in defaults related to underlying commercial mortgage loans secured principally by retail and hotel properties which have been adversely impacted by a variety of factors, including the recent economic slowdown.
(c) During 2000, certain servicing rights were transferred in conjunction with the sale of CMBS subject to the CMBS Sale.


          "Appraisal Reductions" for the CMBS transactions in which the Company retains an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

                                                           CBO-1           CBO-2           Nomura
                                                           -----           -----           ------

Year 1999                                               $      --       $      --        $     --
Year 2000                                                1,905,000       18,180,000            --
January 1, 2001 through March 31, 2001                   7,525,000        1,250,000        440,000
                                                        -----------    -------------    -----------
Cumulative Appraisal Reductions through March 31, 2001  $9,430,000      $19,430,000      $ 440,000
                                                        ===========    =============    ===========

         * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, where CMSLP obtains a third party appraisal it calculates one.

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

                 (5) As of March 31, 2001 and December 31, 2000, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by property of the types and at the locations identified below:

                                    3/31/01           12/31/00                                       3/31/01           12/31/00
                                    -------           --------                                       -------           --------
                 Property Type      Percentage(a)     Percentage(a)          Geographic Location(b)  Percentage(a)     Percentage(a)
                 -------------      -------------     -------------          ----------------------  -------------     -------------

                 Multifamily..............30%               30%              California......................17%               17%
                 Retail...................30%               30%              Texas...........................13%               13%
                 Office...................13%               13%              Florida......................... 8%                8%
                 Hotel....................14%               14%              New York........................ 5%                5%
                 Other....................13%               13%              Other(c)........................57%               57%
                                          ---         ---------                                              ---       -----------
                     Total...............100%              100%                 Total.......................100%              100%
                                         ====         =============                                         ====       ===========

(a) Based on a percentage of the total unpaid principal balance of the underlying loans.
(b)      No significant concentration by region.
(c)      No other individual state makes up more than 5% of the total.

         As of March 31, 2001, the specially serviced mortgage loans were secured by property of the types and at the locations identified below:

                 Property Type      $ (in millions)   Percentage             Geographic Location(b)  $ (in millions)   Percentage
                 -------------      ---------------   ----------             ----------------------  ---------------   ----------
                 Hotel...............    167.0              38%              Oregon...............          59.0              13%
                 Retail..............    158.0              36%              Texas................          47.0              11%
                 Healthcare.........      35.0               8%              California...........          35.0               8%
                 Multifamily......        38.0               8%              Michigan.............          29.0               7%
                 Office.............      28.0               6%              Georgia..............          18.0               4%
                 Industrial.........      16.0               4%              Virginia.............          20.0               4%
                 Other...............      1.5              --               Florida..............          17.0               4%
                                       --------      ----------              Other................         218.5              49%
                                                                                                        -----------       ----------
                   Total............    $443.5             100%                Total..............       $ 443.5             100%
                                      =========     =============                                       ==========        ==========

(6) Amortized cost reflects $143.5 million of impairment charges related to the retained CMBS (except for the A and BBB rated tranche) which was recognized in the fourth quarter of 2000. At December 31, 2000 the Company revised its overall expected loss estimate related to its CMBS portfolio from $225 million to $298 million with such total losses expected to occur over the life of the investment. In addition, the Company now expects such revised losses to occur sooner than originally expected because of the slowing U.S. economy. This revised loss estimate was a result of an increase in the number of loans that were placed in special servicing due primarily to monetary loan defaults. As of December 31, 2000, $310.6 million in mortgage loans underlying the Company's CMBS portfolio were in special servicing. As of March 31, 2001, this amount had grown to $443.5 million, or 2.2% of the underlying mortgage loans in the CMBS portfolio, an increase from 1.3% when the Company revised its yields as of April 1, 2000 (as discussed in the following table). During 2001 and 2002, respectively, the Company expects that aggregate losses on the underlying mortgage loans will be approximately $3 million and $21 million in excess of that anticipated when it revised its yields as of April 1, 2000. There can be no assurance that the Company's estimate of expected losses will not be exceeded by additional adverse events, such as a continuing economic slowdown. As the Company had determined that the current estimate of expected credit losses exceeded credit losses as previously projected, the Company believed its CMBS portfolio had been impaired under FAS 115 as of December 31, 2000. As the fair value of the CMBS was $143.5 million below the amortized cost basis as of December 31, 2000, the Company recorded an other than temporary impairment charge through the income statement of $143.5 million during the fourth quarter of 2000. Unrealized losses related to these CMBS were previously recognized through other comprehensive income in the equity section of the balance sheet and as a result the impact of the impairment charge was not material to book equity. As a result of the impairment recognized, the revised amortized cost basis of the CMBS as of December 31, 2000 substantially equals management's estimate of their fair value.

(7) Refer to Notes 1 and 8 for information regarding the Subordinated CMBS for tax purposes.

(8) As of March 31, 2001, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $40.7 million, $814.2 million and $9.2 million, respectively.

         The following table summarizes additional information relating to the Company's Subordinated CMBS on an aggregate pool basis as of March 31, 2001.

                                                                                          Current
                                                    Original         Anticipated       Anticipated
                                                    Anticipated      Yield to          Yield to
                                                    Yield to         Maturity          Maturity
         Pool                                       Maturity (1)     as of 4/1/00 (1)  as of 1/1/01 (1)
         ----                                       ------------     ----------------  ----------------
      Retained Securities from
        CRIIMI 1998 C1 (CBO-2)                      10.3%             10.5%(2)         11.8% (3)

      Retained Securities from
        CRIIMI 1996 C1 (CBO-1)                      20.7%             22.3%(2)         21.0% (3)

      Nomura Asset Securities Corp.
        Series 1998-D6 Tranche B7                   12.0%             13.6%(2)         25.3% (3)
                                                    -----            ---------         ---------

      Weighted Average                               10.9%            11.1%(2)         12.4% (3)


(1) Represents the anticipated weighted average yield over the expected average life of the Company's CMBS portfolio as of the date of acquisition, April 1, 2000 and January 1, 2001, respectively, based on management's estimate of the timing and amount of future credit losses and prepayments.

(2)  The increase in anticipated yields to maturity as of April 1, 2000
     (which were used to recognize income from April 1, 2000 to December 31, 2000), as compared to those originally anticipated, was primarily due to a change in the allocation and timing of the estimated future credit losses related to the mortgage loans underlying the CMBS. As a result of the strong U.S. economy, the performance of the mortgage loans underlying the CMBS had been better than management had originally anticipated, and credit losses were lower than originally estimated. Therefore, the Company revised its estimated credit losses to later in the weighted average life of the CMBS than originally projected. However, at that time, the Company did not lower the total amount of estimated future credit losses related to the mortgage loans underlying the CMBS. The change in allocation and timing of estimated future credit losses to reflect a later occurrence of such losses results in increases in projected cash flow (primarily in the form of interest income) as of April 1, 2000, which in turn resulted in an increase in the anticipated yields to maturity. This revised methodology was used to recognize interest income from April 1, 2000 through December 31, 2000. As a result of the revised later occurrence of credit losses, the anticipated yields used to determine CMBS income increased.

(3) As previously discussed, as of December 31, 2000, the Company revised its overall expected loss estimate related to its CMBS portfolio from $225 million to $298 million which resulted in impairment recognition to the CMBS. As a result of recognizing impairment, the Company again, revised its anticipated yields as of January 1, 2001, which will be used to recognize interest income prospectively, beginning January 1, 2001. These anticipated revised yields take into account the lower cost basis as of December 31, 2000, and contemplate larger than previously anticipated losses and those losses occurring sooner than anticipated. While the Company expects lower cash flows from its CMBS portfolio than its previous estimates, yields actually increase because of a reduction in the carrying value of the Company's CMBS portfolio to fair value (i.e., cash flows divided by a much lower asset base cause yields to increase).

         The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in GAAP income recognition which is greater than or less than cash received. For the three months ended March 31, 2001 and 2000, the amount of income recognized in excess of cash received due to the effective interest rate method was approximately $2.4 million and $4.3 million, respectively.

5.       INSURED MORTGAGE SECURITIES

CRIIMI MAE owns the following mortgages directly or indirectly through its wholly-owned subsidiaries:

                                                                        As of March 31, 2001
                                                                        --------------------

                                                                                              Weighted
                                            Number of                                          Average
                                             Mortgage                                         Effective      Weighted Average
                                            Securities    Fair Value    Amortized Cost      Interest Rate     Remaining Term
                                           -----------  --------------- ----------------    -------------   ----------------
CRIIMI MAE                                      1        $   5,354,201    $   5,394,958        8.00%             34 years
CRIIMI MAE Financial Corporation               35          124,636,089      124,479,798        8.39%             28 years
CRIIMI MAE Financial Corporation II            45          197,107,950      200,288,611        7.20%             26 years
CRIIMI MAE Financial Corporation III           21           57,310,200       57,761,344        7.85%             29 years
                                           -------      --------------- ----------------    ---------         -------------
                                              102        $ 384,408,440    $ 387,924,711 (1)    7.69% (2)         27 years (2)
                                           =======      =============== ================    =========         =============

                                                                      As of December 31, 2000
                                                                      -----------------------

                                                                                              Weighted
                                            Number of                                          Average
                                             Mortgage                                         Effective      Weighted Average
                                            Securities  Fair Value (1)  Amortized Cost      Interest Rate     Remaining Term
                                           -----------  --------------- ----------------    -------------    ----------------
CRIIMI MAE                                      1          $ 5,345,888      $ 5,402,205        8.00%          34 years
CRIIMI MAE Financial Corporation               35          124,117,999      124,785,552        8.39%          28 years
CRIIMI MAE Financial Corporation II            45          197,158,703      200,934,734        7.20%          26 years
CRIIMI MAE Financial Corporation III           22           59,128,817       59,718,390        7.83%          29 years
                                           -----------  --------------- ----------------    ------------- ----------------
                                              103         $385,751,407     $390,840,881        7.69% (2)      27 years (2)
                                           ===========  =============== ================    ============= ================

(1) During the three months ended March 31, 2001, there was one prepayment of a mortgage loan underlying mortgage securities held by CRIIMI MAE's financing subsidiaries. This prepayment generated net proceeds of approximately $1.8 million and resulted in a net financial statement gain of approximately $10,400, which is included in gains on mortgage securities dispositions on the accompanying consolidated statement of income for the three months ended March 31, 2001.

(2) Weighted averages were computed using total face value of the mortgage securities.

6.       OBLIGATIONS UNDER FINANCING FACILITIES

         Discussed below are the Company's obligations under financing facilities as of March 31, 2001 and December 31, 2000. All such obligations to the extent constituting allowed claims, were paid in full on the Effective Date as part of the Reorganization Plan (except for a claim related to First Union), through either a cash payment or issuance of New Debt, or a combination of both. See Note 13 for additional information related to the First Union claim.

Obligations Outstanding as of March 31, 2001 and December 31, 2000

The following table summarizes CRIIMI MAE's debt outstanding as of March 31, 2001 and December 31, 2000.

                                                                 Quarter ended March 31, 2001
                                       ---------------------------------------------------------------------------------
                                                                                          Average
                                                          Effective Rate  Average        Effective
                                        Ending Balance    at Quarter End  Balance          Rate      Stated Maturity Date
                                       -----------------   ---------------------------   -------------------------------
Securitized mortgage obligations:
       Subordinated CMBS (1)              $ 281,136,517        9.1%    $  280,778,391        9.1%     Nov 2006-Nov 2011

       Freddie Mac Funding Note (2)         191,694,003        7.5%       191,931,441        7.5%             Sept 2031

       Fannie Mae Funding Note (3)           55,848,816        7.4%        56,807,002        7.4%            March 2035

       CMO (4)                              114,488,320        7.5%       114,602,089        7.5%              Jan 2033

Variable-rate secured borrowings -
       Subordinated CMBS (a) (b) (c)        363,870,266        6.4%       365,481,306        6.9%  March 1999-Sept 2000

Bank term loan  (b) (c)                       1,300,000        6.5%         1,300,000        7.1%              Dec 1998

Working capital line of credit (b)
(c)                                          40,000,000        6.9%        40,000,000        7.6%              Dec 1998

Bridge loan (b) (c)                          49,749,522        7.5%        49,749,522        8.1%              Feb 1999

Senior unsecured notes (b) (c)              100,000,000        9.1%       100,000,000        9.1%              Dec 2002
                                       ------------------
           Total                         $1,198,087,444
                                       ==================


(a) Certain debt balances have been reduced to reflect application of net cash flow received during Chapter 11 proceedings.
(b) These facilities were in default as of March 31, 2001 and December 31, 2000 due to the Company's Chapter 11 filing. All outstanding unpaid amounts under these facilities, to the extent they constitute allowed claims, were paid in full in connection with the Reorganization Plan, except for the allowed claim related to First Union, as discussed in Note 13, through either cash payment or issuance of New Debt or a combination of both.
(c) As a result of the Chapter 11 petition filed on October 5, 1998, certain lenders declared defaults or otherwise took action against the Company with respect to a number of CRIIMI MAE's financing facilities. See
     Note 13 for additional information.

                                                                 Year ended December 31, 2000
                                       ----------------------------------------------------------------------------------
                                                                                          Average
                                                          Effective Rate  Average        Effective
                                        Ending Balance     at Year End    Balance          Rate      Stated Maturity Date
                                       -----------------   ---------------------------   -------------------------------
Securitized mortgage obligations:
       Subordinated CMBS (1)             $  280,520,265      9.1%       $ 279,680,235      9.1%       Nov 2006-Nov 2011

       Freddie Mac Funding Note (2)         192,168,879      7.5%         196,385,577      7.5%               Sept 2031

       Fannie Mae Funding Note (3)           57,765,188      7.4%          58,988,331      7.4%              March 2035

       CMO (4)                              114,715,858      7.5%         115,196,505      7.5%                Jan 2033

       CMO-loan originations (5)                     --          --       334,884,751      6.6%                      --

Variable-rate secured borrowings -
       Subordinated CMBS (a)(b)(c)          367,535,895      7.9%         547,769,490      7.5%    March 1999-Sept 2000

Senior unsecured notes (b)(c)               100,000,000      9.1%         100,000,000      9.1%                Dec 2002

Bank term loan (b)(c)                         1,300,000      8.0%           1,300,000      7.6%                Dec 1998

Working capital line of credit               40,000,000      8.4%          40,000,000      8.2%                Dec 1998
(b)(c)

Bridge loan (b)(c)                           49,749,522      9.0%          49,749,522      8.6%                Feb 1999
                                       -----------------

          Total                          $1,203,755,607
                                       =================

(1) As of March 31, 2001 and December 31, 2000, the face amount of the debt was $328,446,000 and $328,446,000 with unamortized discount of $47,309,483 and $47,925,734, respectively. During the three months ended March 31, 2001 and 2000, discount amortization of $616,252 and $568,498, respectively, was recorded as interest expense.

(2) As of March 31, 2001 and December 31, 2000, the face amount of the note was $197,445,112 and $198,070,722, respectively, with unamortized discount of $5,751,109 and $5,901,843, respectively. During the three months ended March 31, 2001 and 2000, discount amortization of $150,734 and $118,877, respectively, was recorded as interest expense.

(3) As of March 31, 2001 and December 31, 2000, the face amount of the note was $57,144,089 and $59,112,927, respectively, with unamortized discount of $1,295,273 and $1,347,738, respectively. During the three months ended March 31, 2001 and 2000, discount amortization of $52,465 and $30,158, respectively, was recorded as interest expense.

(4) As of March 31, 2001 and December 31, 2000, the face amount of the note was $117,440,327 and $117,729,663, respectively, with unamortized discount of $2,952,007 and $3,013,806, respectively. During the three months ended March 31, 2001 and 2000, discount amortization of $61,799 and $66,732, respectively, was recorded as interest expense.

(5) As of March 31, 2001 and December 31, 2000, the face amount of the debt was $-0- and $-0- and with unamortized discount of $-0- and $-0- , respectively. During the three months ended March 31, 2001 and 2000, discount amortization of $-0- and $382,976, respectively, was recorded as interest expense.


Variable Rate Secured Borrowings-CMBS

         As previously discussed, when CRIIMI MAE purchased Subordinated CMBS, it initially financed (generally through short-term, variable-rate secured borrowings) a portion of the purchase price of the Subordinated CMBS. These secured borrowings were either provided by the issuer of the CMBS pool or through master secured borrowing agreements. As of March 31, 2001, the secured borrowings on Subordinated CMBS had interest rates that were based on the one-month London Interbank Offered Rate ("LIBOR"), plus a spread of 1.0% or 1.5%.

         The secured borrowing agreements were secured by certain rated CMBS security tranches with an aggregate fair value of approximately $471 million as of March 31, 2001 and $464 million as of December 31, 2000. CRIIMI MAE's short-term variable-rate financing facilities required that the value of the collateral securing the facilities meet a minimum loan-to-value ratio. If the value of the collateral was perceived such that the maximum loan-to-value ratio is exceeded, then the lender required the Company to post cash or additional collateral with sufficient value to cure the perceived value deficiency. As of March 31, 2001, CRIIMI MAE had remaining secured borrowing agreements with GACC and Merrill Lynch with respect to its Subordinated CMBS. These secured borrowing agreements qualified as financings under FAS 125 because CRIIMI MAE was required to purchase the same securities collateralizing the borrowing before their maturity.

         The allowed claims related to these remaining variable rate secured borrowing agreements were paid in full on the Effective Date through a combination of cash and new secured debt.

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

         The allowed claims related to the Notes were paid in full, on the Effective Date, through a combination of cash and new secured notes.

Bank Term Loan

         In connection with the Merger, CM Management assumed certain debt of certain mortgage businesses affiliated with CRI in the principal amount of $9.1 million (the "Bank Term Loan"). The Bank Term Loan was secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and was guaranteed by CRIIMI MAE. The collateral for this loan was carried at a cost basis of approximately $10.3 million on the balance sheet as of March 31, 2001 and is reflected in equity investments. The loan required quarterly principal payments of $650,000 and was scheduled to mature on December 31, 1998. The amount outstanding as of

March 31, 2001 and December 31, 2000 was $1.3 million. Interest on the loan was based on LIBOR, plus a spread of 1.25%.

         The allowed claim related to the Bank Term Loan was paid in full, in cash, on the Effective Date.

Working Capital Line of Credit

         In 1996, CRIIMI MAE entered into an unsecured working capital line of credit provided by two lenders which provided for up to $40 million in borrowings. The credit facility matured on December 31, 1998. Outstanding borrowings under this line of credit were based on interest at one-month LIBOR plus a spread of 1.75%. As of March 31, 2001 and December 31, 2000, $40 million in borrowings were outstanding under this facility.

         The Company's litigation with First Union (one of the two lenders) was not settled or resolved prior to the Effective Date; and therefore, the classification of First Union's claim under the Reorganization Plan will not be determined until after the Effective Date (see "Item 3-LEGAL PROCEEDINGS-Bankruptcy Related Litigation-First Union" for further information regarding (a) the status of the First Union litigation and (b) the treatment of First Union's Claim on the Effective Date of the Reorganization Plan).

         The allowed claim related to the other lender was paid in full on the Effective Date through a combination of cash and new secured notes.

Bridge Loan

         In August 1998, CRIIMI MAE entered into a bridge loan for $50 million provided by a lender. The total unpaid principal balance and accrued interest was due in February 1999. Outstanding borrowings under this facility were based on interest at one-month LIBOR plus a spread of 2.25%. As of March 31, 2001 and December 31, 2000, approximately $50 million in borrowings was outstanding under this loan.

         The allowed claim related to the bridge loan was paid in full on the Effective Date through a combination of cash and new secured notes.

Other Debt Related Information

         Changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's fixed-rate debt. Fluctuations in interest rates will continue to impact the value of that portion of CRIIMI MAE's mortgage assets which are not match-funded and could impact the net interest margin through increased cost of funds on the variable-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining variable-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any variable-rate borrowings unless the caps are replaced or other steps are taken to mitigate this risk. Furthermore, CRIIMI MAE has interest rate risk to the extent that the LIBOR interest rate increases between the current rate and the cap rate. However, CRIIMI MAE follows a policy to hedge at least 75% of the principal amount of its variable-rate debt. As of March 31, 2001 and December 31, 2000, 49% and 93%, respectively, of CRIIMI MAE's variable-rate debt was hedged. As of April 2, 2001, 93% of the variable-rate debt was hedged as an additional $200 million notional amount cap became effective. See Note 7 for further discussion of interest rate caps.

         For the three months ended March 31, 2001, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts and deferred financing fees of approximately $1.0 million, was approximately 7.9%. As of March 31, 2001, CRIIMI MAE's debt-to-equity ratio was approximately 4.2 to 1 and CRIIMI MAE's non-match-funded debt-to-equity ratio was approximately 1.9 to 1. The following table lists the fair market value of the collateral related to the Company's securitized mortgage obligations.

                                               Collateral Fair Value as of ($ in millions)
       Securitized Mortgage Obligations          March 31, 2001      December 31, 2000
       --------------------------------          --------------      -----------------
       Subordinated CMBS                              $288                  $283
       Freddie Mac Funding Note                        197                   197
       Fannie Mae Funding Note                          57                    59
       CMO                                             125                   124

New Debt

         The New Debt closed on the Effective Date, April 17, 2001. The New Debt consists of approximately $262.4 million provided by affiliates of Merrill Lynch and GACC through a new secured financing facility (in the form of a repurchase transaction), and approximately $166.8 million provided through two new series of secured notes issued to certain of the Company's unsecured creditors.

         In connection with the Reorganization Plan, substantially all cash flows relating to existing assets are to be used to satisfy principal, interest and fee obligations under the New Debt. The approximate $262.4 million secured financing provides for (i) interest at a rate of one month LIBOR plus 3.25%,
(ii) principal repayment/amortization obligations, (iii) extension fees beginning after two years and (iv) maturity on April 17, 2005. The principal obligations require a minimum principal amortization payment sufficient to amortize the related debt over a 15-year period, and additional amortization payments as set forth in the terms of the New Debt. The approximate $166.8 million secured financing was effected through the issuance of two series of secured notes under two separate indentures. The first series of secured notes, representing an aggregate principal amount of $105 million, provides for (i) interest at a rate of 11.75% per annum, (ii) principal repayment/amortization obligations, (iii) extension fees beginning after four years and (iv) maturity on April 17, 2006. The second series of secured notes, representing an aggregate principal amount of approximately $61.8 million, provides for (i) interest at a rate of 13% per annum with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees beginning after four years and
(iii) maturity on April 17, 2007. The New Debt described above is secured by substantially all of the existing assets of the Company. There are restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds in connection with the New Debt. Reference is made to the New Debt documents intended to be filed as exhibits to a Current Report on Form 8-K in May 2001, for a more detailed description of the New Debt including payment terms, restrictive covenants and collateral.

7.       INTEREST RATE PROTECTION AGREEMENTS

         CRIIMI MAE has entered into interest rate protection agreements to partially limit the adverse effects of potential rising interest rates on its variable-rate borrowings. Interest rate caps ("caps"), as shown below, provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. At April 2, 2001, CRIIMI MAE held caps with a notional amount of $425 million. Two of the Company's $100 million notional amount caps expired during March 2001. As a result of these caps expiring, 49% of the Company's variable-rate debt was hedged as of March 31, 2001. However, on April 2, 2001, 93% of the Company's variable-rate debt was hedged.

Notional Amount           Effective Date        Maturity Date (2)      Cap (2)    Index (3)
---------------           --------------        -----------------      -------    ---------

  $100,000,000           June 4, 1998          June 4, 2001           6.6563%    1M LIBOR
   100,000,000           June 26, 1998         June 26, 2001          6.6563%    1M LIBOR
    25,000,000           September 6, 1998     August 6, 2001         6.6523%    1M LIBOR
   200,000,000           April 2, 2001         April 2, 2003          5.2500%    1M LIBOR
---------------
  $425,000,000 (1)
==============

(1) CRIIMI MAE's designated interest rate protection agreements hedge CRIIMI MAE's variable-rate borrowing costs.
(2) The weighted average strike price is approximately 5.99% and the weighted average remaining term for these interest rate cap agreements is approximately 13 months.
(3)  The one month LIBOR rate was 5.08% at March 30, 2001.

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

8.       DIFFERENCES BETWEEN FINANCIAL STATEMENT NET INCOME AND TAXABLE LOSS

         The differences between financial statement (GAAP) net income (loss) and taxable income (loss) are principally attributable to differing treatment of unrealized/realized gains and losses associated with certain assets; the impairment of certain assets; the bases, income, and/or credit loss recognition related to certain assets; a portion of reorganization costs not deductible for tax purposes; and amortization of certain costs. The distinction between taxable income (loss) and GAAP net income (loss) is important to the Company's shareholders because dividends or distributions are declared and paid on the basis of taxable income. The Company does not pay Federal income taxes so long as it satisfies the requirements for exemption from taxation pursuant to the REIT requirements of the Code. The Company calculates its taxable income, or taxable loss, as if the Company were a regular domestic corporation. This taxable income or taxable loss level determines the amount of dividends, if any, the Company is required to pay out over time in order to eliminate its tax liability.

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

         A summary of the Company's first quarter 2001 net operating loss is as follows:

January 2000 Loss                                               $478 million
LESS:   Portion recognized in 2000                              (120) million
LESS:   Portion recognized in First Quarter 2001                 (30) million
                                                            -----------------
Balance Remaining of January 2000 Loss to be Recognized
  in Future Periods                                             $328 million
                                                            =================

Taxable Income for First Quarter 2001 Before
  Recognition of January 2000 Loss                              $ 13 million
LESS:   January 2000 Loss Recognized in First
  Quarter 2001                                                   (30) million
                                                              ----------------
Net Operating Loss for First Quarter 2001                       ($17) million
                                                              ================

Net Operating Loss through December 31, 2000                    ($50) million
Net Operating Loss Created in First Quarter 2001                 (17) million
Net Operating Loss Utilization                                     0 million
                                                             ----------------
Net Operating Loss Carried Forward for Use in Future Periods    ($67) million
                                                              ================

9.       COMMON STOCK

         As of the Effective Date of the Reorganization Plan, 300,000,000 shares of $0.01 par value common stock were authorized; and, as of March 31, 2001 and December 31, 2000, 99,049,850 and 62,353,170 shares, respectively, were issued and outstanding. In January 2001, 2,000 shares were issued to Directors pursuant to the Non-Employee Director Stock Plan. During February and March 2001, 32,547,041 additional common shares were issued as a result of the conversion of 2,496,535 shares of Series G Preferred Stock. Further, from January 1, 2001 through March 31, 2001, an additional 4,147,639 common shares were issued as a result of the conversion of 30,000 shares of Series E Cumulative Convertible Preferred Stock. Finally, on April 17, 2001, 1,677,944 common shares were issued in connection with the payment of an allowed claim for accrued and unpaid dividends on the Series C Cumulative Convertible Preferred Stock, 1,893,239 common shares were issued in connection with the payment of accrued and unpaid dividends on the Series D Cumulative Convertible Preferred Stock and 2,061,471 common shares were issued in connection with the payment of accrued and unpaid dividends on Series E Cumulative Convertible Preferred Stock. As a result, as of April 17, 2001, 104,682,504 shares of common stock were issued and outstanding.

         On January 11, 2001, CRIIMI MAE received notification from the New York Stock Exchange that it is "below criteria" for continued listing on the New York Stock Exchange because the average closing price of its common stock was less than $1 over a consecutive 30 trading-day period. Additionally, the New York Stock Exchange advised CRIIMI MAE that it has six months from January 11, 2001 to raise its common stock price above the $1 level and that failure of the common stock to average $1 over the 30 trading days preceding the expiration of the 6 month cure period will result in commencement of suspension and delisting procedures.

Dividends

     The terms of the New Debt restricts the amount of cash dividends that can be paid to shareholders. See Note 1.

10.      PREFERRED STOCK

         As of the Effective Date of the Reorganization Plan, 75,000,000 shares of preferred stock were authorized. As of March 31, 2001 and December 31, 2000, 25,000,000 shares of preferred stock were authorized, of which 3,000,000 shares are designated as Series B Cumulative Convertible Preferred Stock, 300,000 shares are designated as Series C Cumulative Convertible Preferred Stock, 300,000 shares are designated as Series D Cumulative Convertible Preferred Stock, 203,000 shares are designated as Series E Cumulative Convertible Preferred Stock, 1,610,000 shares are designated as Series F Redeemable Cumulative Dividend Preferred Stock, and 3,760,000 shares are designated as Series G Redeemable Cumulative Convertible Preferred Stock.

Series B Cumulative Convertible Preferred Stock

     As of March 31, 2001, there were 1,593,982 shares of Series B Preferred Stock issued and outstanding. Dividends accrued on Series B Preferred Stock totaled $10,839,078 as of March 31, 2001 (of which $1,083,908 was accrued for the first quarter of 2001, $4,335,631 was accrued for 2000, $4,335,631 was accrued during 1999 and $1,083,908 was accrued for the fourth quarter of 1998). On May 10, 2001 the Company declared a dividend to holders of the Series B Preferred Stock in the amount of $6.80 per share payable in shares of common stock. The dividend will be payable on June 1, 2001 to holders of record on May 21, 2001. The Company will determine the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading days from May 11, 2001 through May 24, 2001. Common Stock will be issued in whole shares, with shareholders receiving cash for their fractional share interests. Since the holders of the Series B Preferred Stock accepted the Company's Reorganization Plan, the relative rights and preferences of the Series B Preferred Stock were amended to permit the payment of dividends, including accrued and unpaid dividends, in common stock or cash, or a combination of both, at the election of the Company.

Series C Cumulative Convertible Preferred Stock

         Dividends accrued on the former Series C Preferred Stock totaled $1,158,060 as of March 31, 2001 (of which $20,340 was accrued for the first quarter of 2001, $181,411 was accrued for 2000, $697,172 for 1999 and $259,137 for the fourth quarter of 1998). On April 17, 2001, the date of emergence from Chapter 11, the Company paid as an allowed claim, dividends of $1,161,137 (through the issuance of common stock, aggregating 1,677,944 shares) on the former Series C Preferred Stock which represented accrued dividends of $1,158,060 for the period October 5, 1998 to March 31, 2001 and an additional $3,077 for the period April 1 to April 17, 2001.

Series D Cumulative Convertible Preferred Stock

         Dividends accrued on the former Series D Preferred Stock totaled $1,306,650 as of March 31, 2001 (of which $22,950 was accrued for the first quarter of 2001, $482,947 was accrued for 2000, $645,822 was accrued for 1999 and $154,931 was accrued for the fourth quarter of 1998). On April 17, 2001, the date of emergence from Chapter 11, the Company paid as an allowed claim, dividends of $1,310,122 (through the issuance of common stock, aggregating 1,893,239 shares) on the former Series D Preferred Stock which represented accrued dividends of $1,306,650 for the period October 5, 1998 to March 31, 2001 and an additional $3,472 for the period April 1 to April 17, 2001.

Series E Cumulative Convertible Preferred Stock

         As of March 31, 2001, there were 173,000 shares of Series E Preferred Stock issued and outstanding. Dividends accrued on the Series E Preferred Stock totaled $1,376,916 as of March 31, 2001 (of which $372,875 was accrued for the first quarter of 2001 and $1,004,041 was accrued for 2000 representing dividends from February 23, 2000 through March 31, 2001). On April 17, 2001, the date of emergence from Chapter 11, the Company paid as an allowed claim, dividends of $1,426,538 (through the issuance of common stock, aggregating 2,061,471 shares) on the Series E Preferred Stock which represented accrued dividends of $1,376,916 for the period February 22, 2000 to March 31, 2001 and an additional $49,622 for the period April 1 to April 17, 2001.

Series F Redeemable Cumulative Dividend Preferred Stock

         As of March 31, 2001, there were 586,354 shares of Series F Dividend Preferred Stock issued and outstanding. Dividends accrued on the Series F Preferred Stock totaled $990,938 as of March 31, 2001 (of which $175,906 was accrued for the first quarter of 2001, $703,625 was accrued for 2000 and $111,407 for 1999).

Series G Redeemable Cumulative Dividend Preferred Stock

         For a period of 10 consecutive trading days commencing on February 21, 2001 and ending on March 6, 2001, the Series G Redeemable Cumulative Dividend Preferred Stock (the "Series G Preferred Stock") was convertible into shares of common stock. During the conversion period, 2,496,535 shares of Series G were converted resulting in the issuance of 32,547,041 shares of common stock. As of March 31, 2001, there were 1,244,656 shares of Series G Preferred Stock outstanding. Accrued and unpaid dividends will not be paid on shares of Series G Preferred Stock that were converted into common stock during the conversion period. Dividends accrued on the Series G Preferred stock totaled $720,863 as of March 31, 2001 (of which $466,746 was accrued for the first quarter of 2001 and $254,117 was accrued for 2000).

11.      EARNINGS PER SHARE

         The following table reconciles basic and diluted earnings per share under FAS 128 for the three months ended March 31, 2001 and 2000.

                                   For the three months ended March 31, 2001          For the three months ended March 31, 2000
                                     Income          Shares        Per Share            Income          Shares        Per Share
                                                                     Amount                                             Amount
                                 --------------- --------------- ---------------    --------------- --------------- ---------------
Net income before cumulative
effect of change in accounting
principle                            $4,025,247      75,333,175           $0.05         $4,035,611      61,515,061           $0.07
                                 --------------- --------------- ---------------    --------------- --------------- ---------------
Cumulative effect of change in
accounting principle (2)              (135,142)      75,333,175              --                 --              --              --
                                 --------------- --------------- ---------------    --------------- --------------- ---------------

Basic earnings per share:
Income to common shareholders        $3,890,105      75,333,175           $0.05         $4,035,611      61,515,061           $0.07

Dilutive effect of securities:
   Stock options                             --              --              --                 --              --              --
   Convertible preferred stock          372,875      23,977,514          (0.01)            378,121      17,774,276          (0.01)
                                 --------------- --------------- ---------------    --------------- --------------- ---------------

Diluted earnings per share (1):
Income to common shareholders
and assumed conversions              $4,262,980      99,310,689           $0.04         $4,413,732      79,289,337           $0.06
                                 =============== =============== ===============    =============== =============== ===============

---------------------------
(1) As of March 31, 2001 and 2000, respectively, the following shares of preferred stock were outstanding: 1,593,982 shares of Series B Preferred Stock , -0- and 100,000 shares of Series D Preferred Stock, 173,000 and 103,000 shares of Series E Preferred Stock, 586,354 shares of Series F Preferred Stock and 1,244,656 and -0- shares of Series G Preferred Stock. The common stock equivalents for the Series B Preferred Stock, the Series F Preferred Stock, and the Series G Preferred Stock are not included in the calculation of diluted EPS for 2001 because the effect would be anti-dilutive.
(2) This change relates to the Company's adoption of FAS 133 on January 1, 2001. See Note 2 for further discussion.

12.      TRANSACTIONS WITH RELATED PARTIES

         Below is a summary of the related party transactions which occurred during the three months ended March 31, 2001 and 2000. These items are described further in the text which follows:



                                                                          For the three months ended March 31,
                                                                                  2001                2000
                                                                                 ------              ------
Amounts received or accrued from related parties:
------------------------------------------------

CRIIMI Inc.
  Income(1)                                                                    $ 160,297          $ 186,408
  Return of Capital(2)                                                         1,040,779            261,272
                                                                               ----------         ----------

    Total                                                                    $ 1,201,076          $ 447,680
                                                                             ===========          =========

CRI/AIM Investment Limited Partnership (1)                                     $  75,957            $94,113
                                                                               =========          =========

Expense reimbursements to CRIIMI Management:
-------------------------------------------

  AIM Funds and CRI Liquidating (3)(4)                                        $  34,576            $47,424
  CMSLP (2)(3)(4)                                                               128,428             39,602
                                                                              ----------          ----------      ------
    Total                                                                     $ 163,004           $87,026
                                                                              =========           ==========
Payments to CRI:
---------------
  Expense reimbursement - CRIIMI MAE(4)(5)                                     $ 52,819           $ 33,182
                                                                               ========           ==========

Payments to Capital Hotel Group
-------------------------------

Management Fee (4)                                                             $      -           $ 12,784
                                                                               ========           ========

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

(5) Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred by the adviser on behalf of CRIIMI MAE. In connection with the Merger, on June 30, 1995, CRIIMI MAE was no longer required to reimburse the adviser, as these expenses are now directly incurred by CRIIMI MAE. However, pursuant to an agreement between CRIIMI MAE and CRI (the "CRI Administrative Services Agreement"), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI MAE's business. CRIIMI MAE uses the services provided under the CRI. Administrative Services Agreement to the extent such services are not performed by CM Management or provided by another service provider. The CRI Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE.

13.      LITIGATION

Bankruptcy Proceedings

         On the Petition Date, the Debtors each filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On November 22, 2000, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Reorganization Plan before it.
On March 9, 2001, the Bankruptcy Court, after notice and a hearing, approved an extension of the Effective Date of the Reorganization Plan to April 13, 2001, and on April 13, 2001 the Bankruptcy Court approved a further extension of the effective Date of the Reorganization Plan until April 17, 2001. The Company emerged from Chapter 11 on April 17, 2001.

Bankruptcy Related Litigation

         As of April 17, 2001, all material litigation matters since the Petition Date have been settled or resolved except for the First Union litigation referenced below.

         First Union

         First Union, a creditor of the Company, has asserted a first priority security interest in certain bonds that are or were in its possession, and the distributions made on those bonds since the Petition Date, pursuant to a custodian agreement dated as of October 10, 1997 by and between the Company and First Union. The Company disputes First Union's claim to a security interest in those bonds and the distributions made thereon. The bonds and the distributions made on those bonds in issue are (i) the Morgan Stanley Capital, Series 1998-WF2 Class N bond (the "Morgan N Bond"), (ii) the Chase Commercial Mortgage, Series 1998-1 Class J bond (the "Chase J Bond"), and (iii) the Nomura Asset Securitization Corporation, Series 1998-D6 Class B7 bond (the "Nomura N Bond", collectively with the Morgan N Bond and the Chase J Bond, the "Bonds").

          In connection with its claim against the Company, First Union filed a motion for relief from the automatic stay pursuant to section 362(d) of the United States Bankruptcy Code. On or about March 26, 1999, First Union requested that the Court dismiss the motion without prejudice. On April 20, 1999, First Union refiled its motion for relief from the automatic stay. On or about July 1, 1999, the Company entered into an agreement with First Union resolving its motion for relief from the automatic stay and authorizing use of First Union's cash collateral. On or about February 18, 2000, the aforesaid agreement was extended to March 31, 2000 by a second stipulation. The agreement provides, in part, for the deposit of the income from the Bonds in a segregated account in the name of the Company pending further order of the Bankruptcy Court and resolution of the related First Union claim. First Union stopped depositing the income from the Bonds after the expiration of the agreement on March 31, 2000. As of March 31, 2001, approximately $6.6 million is held in such segregated account.

         The Morgan N Bond has been sold, and certain proceeds from the sale thereof are being held in a segregated account in the name of First Union pending further order of the Bankruptcy Court and resolution of the claim of First Union thereto. On August 7, 2000, the Company sold certain CMBS to GACC. The Chase J Bond composed part of the CMBS sold to GACC. The proceeds received from the sale related to the Chase J Bond were deposited in a segregated account in the name of First Union pending resolution of the claim of First Union's claim related thereto. As of March 31, 2001, approximately $15.9 million is held in a segregated account in the name of First Union pending further order of the Bankruptcy Court (including the Nomura N Bond proceeds, as discussed below).

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

     As of April 17, 2001, the Company has escrowed: (a) an additional $5.4 million in cash, (b) $7.9 million in Series A Senior Secured Notes and (c) $4.6 million in Series B Senior Secured Notes. These amounts will be released to First Union if the Bankruptcy Court determines that First Union's Claim is unsecured and therefore, is to be treated as a Class A10 claim under the Reorganization Plan. Furthermore, the funds held in the segregated accounts will be released to the Company. If the Bankruptcy Court determines that First Union's Claim is secured and thus treated as a Class A2 claim under the Reorganization Plan, then the funds held in the segregated accounts will be released to First Union in an amount sufficient to pay its claim.

     On or about April 23, 2001, First Union filed its motion to compel timely payment of amounts due and scheduled to be paid under the Reorganization Plan. The motion asks the Bankruptcy Court to order the Company to distribute the $5.4 million in cash to First Union and to continue the escrow of the $7.9 million in Series A Secured Notes and the $4.6 million in Series B Senior Secured Notes until the pending complaint and counterclaim are resolved.

     The Company filed its opposition to the motion on May 9, 2001. The Bankruptcy Court has not yet set a hearing date on the motion. At this time it is not possible to predict the outcome of the underlying litigation involving the complaint and counterclaim or the outcome of the First Union motion filed on or about April 23, 2001 and the Company's opposition thereto.

Bankruptcy Related Claims

     Over 850 claims with a face amount of nearly $2.53 billion were filed in the Chapter 11 cases, including approximately $355 million in unsecured claims and approximately $2.2 billion in secured claims. Many of these claims were duplicate claims filed by the same creditor in each of the three cases. This amount was far in excess of the approximately $1.18 billion in liabilities identified by the Debtors in their schedules, which were filed with the Bankruptcy Court on November 20, 1998. The Debtors undertook extensive efforts to reduce the claims pool. The Debtors' efforts resulted in the reduction of approximately $1.97 billion from the claims pool by means of objections, negotiated settlements and withdrawal of claims.

     The allowed claims are carried on the balance sheet as of March 31, 2001 and were paid in full on the Effective Date. The Debtors believe they have substantial defenses to the First Union disputed claims.

14.      SEGMENT REPORTING

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

     Portfolio  investment  primarily includes (i) acquiring  Subordinated CMBS,
(ii) securitizing pools of mortgage loans and pools of CMBS, (iii) direct investments in government insured securities and entities that own government insured securities and (iv) securities trading activities. The Company's income is primarily generated from these assets.

     Mortgage servicing, which consists of all the operations of CMSLP, primarily includes performing servicing functions with respect to the Company's mortgage loans and the mortgage loans underlying the Company's Subordinated CMBS. CMSLP performs a variety of servicing including special, master, direct and loan management as well as advisory services. For these services, CMSLP earns a servicing fee which is calculated as a percentage of the principal amount of the servicing portfolio typically paid when the related service is rendered. These services may include either routine monthly services, non-monthly periodic services or event-triggered services. In acting as a servicer, CMSLP also earns interest income on the investment of escrows held on behalf of borrowers and other income which includes, among other things, assumption fees and modification fees. CMSLP is an unconsolidated affiliate of CRIIMI MAE. The results of its operations are reported in the Company's income statement in equity in earnings from investments. Revenues, expenses and assets are accounted for in accordance with the accounting policies set forth in Note
3. Overhead expenses, such as administrative expenses, are allocated either directly to each business line or through estimates based on factors such as number of personnel or square footage of office space.

         The following tables detail the Company's financial performance by these two lines of business for the quarters ended March 31, 2001 and 2000. The basis of accounting used in the table is GAAP.

                                                              For the three months ended
                                                                    March 31, 2001
                                         ----------------------------------------------------------------------

                                            Portfolio         Mortgage
                                            Investment        Servicing    Elimination (1)      Consolidated
                                         -----------------  -------------- -----------------  -----------------
Interest income:
   Subordinated CMBS                        $  26,315,795       $  63,091      $   (63,091)      $  26,315,795
   Insured mortgage securities                  7,495,249               -                 -          7,495,249
   Other                                                -         759,199          (759,199)                 -
Servicing income                                        -       1,271,987        (1,271,987)                 -
Net gain on mortgage security
  dispositions                                     10,412               -                 -             10,412
Other income                                    1,728,528         645,489       (1,527,290)            846,727
                                         -----------------  -------------- -----------------  -----------------
   Total revenue                               35,549,984       2,739,766       (3,621,567)         34,668,183
                                         -----------------  -------------- -----------------  -----------------

General and administrative expenses            (2,673,310)     (3,270,151)        3,270,151         (2,673,310)
Interest expense                              (23,834,031)              -                 -        (23,834,031)
Reorganization items                             (420,217)              -                 -           (420,217)
Impairment on CMBS                                      -               -                 -                  -
Other expenses                                   (719,394)       (367,254)          367,254           (719,394)
Hedging loss                                     (853,259)               -                 -          (853,259)
                                         -----------------  -------------- -----------------  -----------------
   Total expenses                             (28,500,211)     (3,637,405)         3,637,405       (28,500,211)
                                         -----------------  -------------- -----------------  -----------------

Net income                                      7,049,773       (897,639)            15,838          6,167,972

Cumulative effect of adoption of SFAS
  133                                           (135,142)               -                 -          (135,142)
Preferred dividends accrued
                                              (2,142,725)               -                 -        (2,142,725)
                                         -----------------  -------------- -----------------  -----------------

Net income (loss) available to common
   shareholders                              $  4,771,906     $ (897,639)       $    15,838       $  3,890,105
                                         =================  ============== =================  =================
  Total assets                             $1,554,314,937    $25,297,481        $(3,808,209)    $1,575,804,209
                                         =================  ============== =================  =================



                                                                          Three months ended
                                                                            March 31, 2000
                                               -----------------------------------------------------------------------
                                                   Portfolio          Mortgage
                                                   Investment        Servicing     Elimination (1)      Consolidated
                                                -----------------  --------------  -----------------  -----------------
Interest income:
   Subordinated CMBS                               $  39,169,771       $  13,814       $   (13,814)       $ 39,169,771
   Insured mortgage securities                         7,797,201              --                 --          7,797,201
   Originated loans                                    8,487,626              --                 --         8,487, 626
   Other                                                      --         767,488          (767,488)                 --
Servicing income                                              --       1,470,247        (1,470,247)                 --
Net gain on mortgage security dispositions                15,477              --                 --             15,477
Other income                                             520,423         914,210        (1,109,864)            324,769
                                                  --------------  -----------------  -----------------  -----------------
   Total revenue                                      55,990,498       3,165,759        (3,361,413)         55,794,844
                                                =================  ==============  =================  =================

General and administrative expenses                  (3,138,757)     (3,185,695)          3,185,695        (3,138,757)
Interest expense                                    (37,214,952)              --                 --       (37,214,952)
Reorganization items                                 (9,046,240)              --                 --        (9,046,240)
Impairment on CMBS                                            --              --                 --                 --
Other expenses                                         (719,394)       (131,417)            131,417          (719,394)
                                                -----------------  --------------  -----------------  -----------------

   Total expenses                                   (50,119,343)     (3,317,112)          3,317,112       (50,119,343)
                                                =================  ==============  =================  =================

Net income                                             5,871,155       (151,353)           (44,301)          5,675,501

Preferred dividends accrued                          (1,639,890)              --                 --        (1,639,890)
                                                -----------------  --------------  -----------------  -----------------

Net (loss) income available to common
   shareholders                                    $   4,231,265     $ (151,353)       $   (44,301)      $   4,035,611
                                                -----------------  --------------  -----------------  -----------------

  Total assets                                   $ 2,259,744,680     $23,797,409      $ (2,432,592)     $2,281,109,497
                                                =================  ==============  =================  =================

(1) The Company performs the mortgage servicing function through CMSLP which is accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it is accounted for in the Company's consolidated financial statements.

15.      FINANCIAL STATEMENTS FOR THE DEBTOR ENTITIES


         The following are unconsolidated financial statements for CRIIMI MAE, CM Management and Holdings II:
                             CRIIMI MAE INC.
                             BALANCE SHEETS
                            (Unconsolidated)

                                                                           March 31, 2001     December 31, 2000
                                                                          -----------------  ---------------------
Assets:
  Subordinated CMBS and other MBS, at fair value                             $ 480,688,385          $ 473,423,662
  Insured mortgage security, at fair value                                       5,354,201              5,345,888
  Receivables and other assets                                                  40,503,498             40,266,938
  Restricted cash and cash equivalents                                         102,215,102             95,846,002
  Cash and cash equivalents                                                    122,033,397            103,695,327
  Investment in subsidiaries                                                   163,658,797            176,525,900
                                                                          -----------------  ---------------------

    Total assets                                                             $ 914,453,380          $ 895,103,717
                                                                          =================  =====================

Liabilities:
  Accounts payable and other accrued expenses                                 $ 25,543,035           $ 23,036,115
  Liabilities subject to Chapter 11 proceedings                                604,055,310            603,809,586
                                                                          -----------------  ---------------------
    Total liabilities                                                          629,598,345            626,845,701
                                                                         -----------------  ---------------------

Shareholders' equity:
  Convertible preferred stock                                                       35,980                 61,245
  Common stock                                                                     990,499                623,532
  Accumulated other comprehensive income                                         9,684,485             (3,019,679)
  Accumulated deficit                                                         (337,452,141)          (341,342,246)
  Additional paid-in capital                                                   611,596,212            611,935,164
                                                                          -----------------  ---------------------
    Total shareholders' equity                                                 284,855,035            268,258,016
                                                                          -----------------  ---------------------

    Total liabilities and shareholders' equity                               $ 914,453,380          $ 895,103,717
                                                                          =================  =====================

The accompanying note is an integral part of these financial statements.

                             CRIIMI MAE INC.
              STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                            (Unconsolidated)

                                                                         For the three months ended March 31,
                                                                             2001                   2000
                                                                       ------------------     ------------------
Interest income                                                             $ 16,304,607           $ 27,104,225
Interest expense                                                              10,390,507             16,112,595
                                                                       ------------------     ------------------
   Net interest margin                                                         5,914,100             10,991,630
                                                                       ------------------     ------------------

Equity in earnings from investments                                              847,892              3,475,188
Other income                                                                   1,407,612                291,523
General and administrative expenses                                              (84,119)              (203,724)
Amortization of assets acquired in the Merger                                   (719,394)              (719,394)
Reorganization items:
   Impairment on CMBS                                                                  -             (3,443,759)
   Gain on Sale of CMBS                                                                -             (1,354,026)
   Impairment on REO                                                                   -                      0
   Other                                                                        (344,860)            (3,361,937)
Hedging loss                                                                    (988,401)                     -
                                                                       ------------------     ------------------
   Subtotal                                                                      118,730             (5,316,129)
                                                                       ------------------     ------------------

Net income before dividends accrued or
paid on preferred shares                                                       6,032,830              5,675,501

Dividends accrued or paid on preferred shares                                 (2,142,725)            (1,639,890)
                                                                       ------------------     ------------------

Net income available to common
shareholders                                                                 $ 3,890,105            $ 4,035,611
                                                                       ==================     ==================

Comprehensive income:
Net income before dividends paid or accrued on preferred shares              $ 6,032,830            $ 5,675,501
Other comprehensive income                                                    12,704,164             23,288,141
                                                                       ------------------     ------------------
   Comprehensive income                                                     $ 18,736,994           $ 28,963,642
                                                                       ==================     ==================

   The accompanying note is an integral part of these financial statements.

                                 CRIIMI MAE Inc.
                          Note to Financial Statements
                          As of March 31, 2001 and 2000
                                (Unconsolidated)

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

         In management's opinion, with the exception of the matter discussed above, the financial statements of CRIIMI MAE contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CRIIMI MAE as of March 31, 2001 and December 31, 2000, and the unconsolidated results of its operations for the three months ended March 31, 2001 and 2000.

               CRIIMI MAE Management Inc.
                     BALANCE SHEETS

                                                               March 31, 2001      December 31, 2000
                                                          ---------------------  -------------------
Assets:
  Note receivable                                                  $ 3,376,468        $ 3,376,468
  Restricted cash and cash equivalents                                 724,481            673,383
  Cash and cash equivalents                                            686,280            686,383
  Other assets                                                       2,904,602          3,053,977
  Equity investments                                                12,468,732         12,983,795
                                                          ---------------------  -----------------
    Total assets                                                  $ 20,160,563       $ 20,774,006
                                                          =====================  =================

Liabilities:
  Accounts payable and other accrued expenses                      $ 3,717,586        $ 3,315,401
  Liabilities subject to Chapter 11 proceedings                      7,323,550          7,194,065
                                                          ---------------------  -----------------

    Total liabilities                                               11,041,136         10,509,466
                                                          ---------------------  -----------------

Shareholders' equity                                                 9,119,428         10,264,540
                                                          ---------------------  -----------------

    Total liabilities and shareholders' equity                    $ 20,160,564       $ 20,774,006
                                                          =====================  =================


   The accompanying note is an integral part of these financial statements.

                     CRIIMI MAE Management Inc.
                       STATEMENTS OF NET LOSS

                                                                      For the three months ended March 31,
                                                                            2001                   2000
                                                                    ----------------------   -----------------
Interest income - note receivable and short-term interest income                 $ 88,632            $ 90,743
Equity in losses from investments                                                (638,432)           (111,822)
                                                                    ----------------------   -----------------

  Total revenue                                                                  (549,800)            (21,079)
                                                                    ----------------------   -----------------

Interest expense                                                                  102,569             114,267
Depreciation and amortization                                                     104,756             131,340
General and administrative expenses                                             2,457,278           2,549,362
Reorganization items                                                              (58,491)            818,612
                                                                    ----------------------   -----------------

  Total expenses                                                                2,606,112           3,613,581
                                                                    ----------------------   -----------------

  Net loss                                                                   $ (3,155,912)       $ (3,634,660)
                                                                    ======================   =================



  The accompanying note is an integral part of these financial statements.

                           CRIIMI MAE Management, Inc.
                          Note to Financial Statements
                          As of March 31, 2001 and 2000

1.       BASIS OF PRESENTATION

         In management's opinion, the accompanying unaudited financial statements of CM Management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of CM Management on a stand-alone basis as of March 31, 2001 and December 31, 2000 and the results of its operations for the three months ended March 31, 2001 and 2000, in accordance with GAAP.

                 CRIIMI MAE Holdings II, L.P.
                        BALANCE SHEETS


                                                                March 31, 2001     December 31, 2000
                                                               -----------------  --------------------
Assets:
  Subordinated CMBS, at fair value                                          $ -                   $ -
  Receivables                                                                 -                60,237
  Cash                                                                  234,711               231,669
                                                               -----------------  --------------------

    Total assets                                                      $ 234,711             $ 291,906
                                                               =================  ====================

Liabilities:
  Liabilities not subject to Chapter 11 proceedings:
    Collateralized mortgage obligations                                     $ -                   $ -
    Payables and accrued expenses                                       385,178               340,114
  Liabilities subject to Chapter 11 proceedings:
    Variable-rate secured borrowings                                          -                     -
                                                               -----------------  --------------------

    Total liabilities                                                   385,178               340,114
                                                               -----------------  --------------------

Partners' equity:
  Contributed capital                                                  (150,467)              (48,208)
  Other comprehensive income (loss)                                           -                     0
                                                               -----------------  --------------------

    Total partners' equity                                             (150,467)              (48,208)
                                                               -----------------  --------------------

    Total liabilities and partners' equity                            $ 234,711             $ 291,906
                                                               =================  ====================


   The accompanying note is an integral part of these financial statements.

                           CRIIMI MAE Holdings II, L.P.
                   STATEMENTS OF NET LOSS AND COMPREHENSIVE INCOME

                                                                        For the three months ended
                                                                     March 31, 2001     March 31, 2000
                                                                    -----------------  -----------------
Interest income:
  Subordinated CMBS                                                              $ -          $ 796,510

Interest expense:
  Collateralized bond obligations-CMBS                                             -            905,879
  Variable-rate secured borrowings-CMBS                                            -                  -
                                                                    -----------------  -----------------

    Total interest expense                                                         -            905,879
                                                                    -----------------  -----------------

  Net interest margin                                                              -           (109,369)
                                                                    -----------------  -----------------

Other investment income                                                            -                  -
General and administrative expenses                                                -                  -
Reorganization items:
  Impairment on Subordinated CMBS                                                  -            (52,857)
  Other                                                                      (65,872)
                                                                    -----------------  -----------------

  Subtotal                                                                   (65,872)           (52,857)
                                                                    -----------------  -----------------

  Net loss                                                                 $ (65,872)        $ (162,226)
                                                                    =================  =================

  Other comprehensive income (loss)                                                -            371,290
                                                                    -----------------  -----------------

  Comprehensive income (loss)                                              $ (65,872)         $ 209,064
                                                                    =================  =================



  The accompanying note is an integral part of these financial statements.

                                Holdings II, L.P.
                          Note to Financial Statements
                          As of March 31, 2001 and 2000


1.       BASIS OF PRESENTATION

         Holdings II's CMBS (2 tranches from CMM 98-1) are carried as investments in loans at amortized cost basis in CRIIMI MAE's first quarter Form 10-Q's consolidated financial statements. (See Notes 3 and 7 for discussion of this accounting.) On a stand-alone basis, GAAP requires that Holdings II's investment in CMBS be carried as securities (as opposed to loans) at fair value.

         In management's opinion, the accompanying unaudited financial statements of Holdings II contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Holdings II on a stand-alone basis as of March 31, 2001 and December 31, 2000 and the results of its operations for the three months ended March 31, 2001 and 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         .........  FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risk factors contained below and in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including its Annual Report on Form 10-K for the year ended December 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

     CRIIMI MAE Inc. (together with its consolidated subsidiaries, unless the context otherwise indicates, "CRIIMI MAE" or the "Company") is a commercial mortgage company structured as a self-administered real estate investment trust ("REIT"). On October 5, 1998 (the "Petition Date"), CRIIMI MAE Inc. (unconsolidated) and two of its operating subsidiaries, CRIIMI MAE Management, Inc. ("CM Management"), and CRIIMI MAE Holdings II, L.P. ("Holdings II" and, together with CRIIMI MAE and CM Management, the "Debtors") filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, entered an order confirming the Debtors' reorganization plan (the "Reorganization Plan"). On March 9, 2001, the Bankruptcy Court, after notice and a hearing, approved an extension of the effective date of the Reorganization Plan to April 13, 2001 and on April 13, 2001, the Bankruptcy Court approved a further extension of the effective date of the Reorganization Plan until April 17, 2001. The Company emerged from Chapter 11 on April 17, 2001 (the "Effective Date"). Reference is made to Financial Condition, Liquidity and Capital Resources, which follows, for a limited summary regarding the Reorganization Plan.

         Prior to the Chapter 11 filing, CRIIMI MAE's primary activities included (i) acquiring non-investment grade securities (rated below BBB- or unrated) backed by pools of commercial mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS" or "CMBS"), (ii) originating and underwriting commercial mortgage loans, (iii) securitizing pools of commercial mortgage loans and resecuritizing pools of Subordinated CMBS, and
(iv) through the Company's servicing affiliate, CRIIMI MAE Services Limited Partnership ("CMSLP"), performing servicing functions with respect to the mortgage loans underlying the Company's Subordinated CMBS.

         The Company's business is subject to a number of risks and uncertainties including, but not limited to: (1) risks related to the New Debt (defined below) including the ability to meet payment and other obligations thereunder, (2) risk of loss of REIT status; (3) taxable mortgage pool risk; (4) the effect of phantom income on total non-cash income; (5) the effect of interest rate compression on the market price of the Company's stock; (6) risks associated with substantial indebtedness or leverage; (7) inherent risks in owning Subordinated CMBS; (8) the limited protection provided by hedging transactions; (9) risk of foreclosure by creditors on CMBS and other assets securing the New Debt; (10) the limited liquidity of the CMBS market; (11) pending litigation; (12) risk of becoming subject to the requirements of the Investment Company Act of 1940; (13) possible effects of an economic recession on losses and defaults related to the mortgages underlying the Company's CMBS portfolio; (14) operations adversely affected by factors beyond the Company's control; (15) borrowing and refinancing risks; (16) the effect of the yield curve on borrowing costs; (17) risks associated with the trader election including those referenced in "2000 Taxable Loss/ Taxable Distribution Requirements" below; and (18) possible NYSE delisting due to failure to meet certain listing criteria.

Results of Operations

2000 versus 1999

Financial Statement Net Income

         Financial statement net income available to common shareholders for the quarter ended March 31, 2001 was approximately $3.9 million, as compared to approximately $4 million for the first quarter in 2000. The primary reasons for the changes in earnings during this period are described below.

         Interest Income - Subordinated CMBS

         Interest income from Subordinated CMBS decreased by approximately $12.9 million, or 33% to $26.3 million during the first quarter of 2001 as compared to $39.2 million during the first quarter of 2000. This decrease was primarily the result of the sale of certain CMBS during 2000 as part of the Reorganization Plan.

         Generally Accepted Accounting Principles ("GAAP") requires that interest income earned on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the Subordinated CMBS. Based upon the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the weighted average anticipated unleveraged yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of January 1, 2001 was approximately 12.4% as compared to the anticipated weighted average yield used to recognize income from April 1, 2000 to December 31, 2000 of 11.1% and 10.1% from December 31, 1999 through March 31, 2000. These yields were determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses and any other than temporary impairment. As previously discussed, effective April 1, 2000, the Company changed the allocation and timing of the estimated future credit losses related to the mortgage loans underlying the CMBS, as a result of the strong U.S. economy the performance of the mortgage loans underlying the CMBS had been better than management had originally anticipated, and credit losses were lower than originally estimated. Therefore, the Company revised its estimated credit losses to occur later in the weighted average life of the CMBS than originally projected. However, at that time, the Company did not lower the total amount of estimated future credit losses related to the mortgage loans underlying the CMBS. The change in allocation and timing of estimated future credit losses to reflect a later occurrence of such losses resulted in increases in projected cash flow (primarily in the form of interest income) as of April 1, 2000, which in turn resulted in increases in anticipated yields to maturity. This revised yield was used to recognize interest income from April 1, 2000 through December 31, 2000. As a result of the revised later projected occurrence of credit losses, the yields used to determine CMBS income increased.

         However, the U.S. economy began to slow during the later part of the year. Accordingly, the Company began to see the impact of the slowing U.S. economy through increased defaults in its loan portfolio. This trend continued during the first quarter of 2001, and as of March 31, 2001, approximately 2.2% of the underlying loans in the Company's CMBS portfolio are in special servicing. This compares to 1.5% and 1.0% as of December 31, 2000 and 1999, respectively, and 1.3% as of April 1, 2000 when the Company revised its yields upward as discussed above. As a result of the slowing U.S. economy and the resulting increased defaults, and management's expectation of ensuing loan losses thereon, the Company recognized an accounting charge of $143.5 million of impairment in the fourth quarter 2000 related to its CMBS portfolio. As a result of recognizing impairment, the Company again, revised its anticipated yields as of January 1, 2001, which will be used to recognize interest income prospectively, beginning January 1, 2001. While the Company expects lower cash flows from its CMBS portfolio than its previous estimates due to larger than anticipated losses and those estimated losses occurring sooner than expected, the yields will actually increase by 130 basis points because of a reduction in the carrying value of the Company's CMBS portfolio to fair value (i.e. cash flows divided by a much lower asset base cause yields to increase).

         Interest Income-Insured Mortgage Securities

         Interest income from insured mortgage securities decreased by approximately $300,000 or 4% to $7.5 million for the first quarter of 2001 from $7.8 million for the first quarter of 2000. This decrease was principally due to the prepayment of four mortgage securities from April 2000 through March 2001. Prepayments aggregated approximately $1.8 million and $4.6 million in net proceeds for the three months ended March 31, 2001 and 2000, respectively.

         Interest Income-Originated Loans

         Interest income from originated loans decreased by approximately $8.5 million to $0 for the first quarter of 2001 as compared to the same period in 2000 due to the sale of the Company's interest in CMO-IV and the related originated loans during November 2000.

         Interest Expense

         Total interest expense decreased by approximately $13.4 million or 36% to approximately $23.8 million for the first quarter of 2001 from approximately $37.2 million for the first quarter of 2000. This decrease was primarily attributable to a decrease in interest expense on originated loans and a decrease in interest expense on variable-rate borrowings related to the CMBS. Interest expense decreased on originated loans due to the sale of the Company's interest in CMO-IV in November 2000. Interest expense on variable-rate borrowings decreased due to the sale of certain CMBS during 2000 as part of the Reorganization Plan and the pay off of the related secured debt.

         Equity in Losses from Investments

         Equity in losses reflects the activity of certain of the Company's equity investments including CMSLP and the Company's investment in the AIM funds. Equity in losses increased by approximately $727,000 during the first quarter of 2001 due to a net loss of approximately $739,000 as compared to a net loss of $12,000 during the first quarter of 2000. The equity in losses is primarily comprised of ($642,000) and ($110,000) related to CMSLP and $160,000 and $186,000 related to the AIM Funds during the first quarter of 2001 and 2000, respectively.

         For the quarter ended March 31, 2001, CMSLP reported a net loss of approximately $879,000 as compared to a net loss of approximately $151,000 for the first quarter of 2000. CMSLP total revenues decreased by approximately $447,000, or 14%, to $2.7 million for the first quarter of 2001 from approximately $3.2 million for the first quarter of 2000. The total servicing portfolio decreased primarily due to CRIIMI MAE's sale of certain CMBS where CMSLP previously held the special servicing rights, and due to CMSLP's sale of two master servicing contracts during 2000. Servicing fee income decreased by approximately $167,000, or 11%, to $1.4 million for the first quarter of 2001 as compared to $1.6 million during the same period in 2000 due to the reduced size of the servicing portfolio. In addition, assumption fees and other income decreased by approximately $233,000, or 33%, to approximately $479,000 for the first quarter of 2001 from approximately $712,000 for the first quarter of 2001 primarily due to lower interest rates that resulted in fewer loan assumptions.

         CMSLP's general and administrative expenses remained relatively unchanged during the first quarter of 2001 as compared to the same period in 2000, at $3.0 million and $3.0 million respectively. However, CMSLP's other expenses increased by approximately $267,000, or 88%, to approximately $569,000 in 2001 from $302,000 in 2000. This increase was partially due to an increase in the amortization of the purchased mortgage servicing rights, resulting from an increase in prepayments in the underlying loan portfolio. Also contributing to the increase was an increase in amortization expense related to certain other costs.

         Other Income

         Other income increased by approximately $1.3 million to approximately $1.6 million during the first three months of 2001 as compared to approximately $337,000 during the corresponding period in 2000. This increase was primarily attributable to the increase of cash on hand and the interest earned thereon.

         Net Gains on Mortgage Securities Dispositions

         During the first quarter of 2001, net gains on mortgage dispositions were approximately $10,000 which was a result of one prepayment of a mortgage security held by CRIIMI MAE's subsidiaries. During the first quarter of 2000, net gains on mortgage dispositions were approximately $15,000 which was a result of three prepayments of mortgage securities held by CRIIMI MAE's subsidiaries. For any quarter, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period.

         General and Administrative Expenses

         General and administrative expenses decreased by approximately $465,000 or 15% to approximately $2.7 million during the first quarter of 2001 as compared to $3.1 million for the corresponding period in 2000. The decrease was primarily attributable to a decrease in employment costs.

Reorganization Items

         Reorganization Items. During the first quarter of 2001 and 2000, the Company recorded reorganization items, as summarized below:


                                                                    Three months ended        Three months ended
              Reorganization Items                                    March 31, 2001            March 31, 2000
              --------------------                                    --------------            --------------
              Short-term interest income                              $ (2,014,635)              $ (1,004,660)
              Professional fees                                          2,299,443                  4,373,268
              Employee Retention Program                                        --                    279,349
              Other                                                        135,409                    600,498
                                                                      -------------              --------------
                  Subtotal                                                 420,217                  4,248,455
              Impairment on CMBS regarding Reorganization                       --                  3,443,759
              Loss on sale of CMBS                                              --                  1,354,026
                                                                 -------------------             --------------
              Total Reorganization Expense-net                           $ 420,217                 $ 9,046,240
                                                                  ==================             ==============

         Total reorganization expense decreased by approximately $8.6 million or 105% to approximately $420,000 for the first quarter of 2001 as compared to the same period in 2000. The decrease was primarily attributable to a reduction in impairment on CMBS and losses on the sale of CMBS. During the first quarter of 2001, no impairment or losses were recognized on CMBS as all of such bonds were sold during 2000. Also contributing to the decrease in total reorganization expense was a decrease in other professional fees, offset by an increase in short term interest income related to the reorganization.

         Hedging Loss and Cumulative Effect of Adoption of SFAS 133

         The Company recognized a mark-to-market loss of approximately $853,000 on its interest rate caps during the quarter ended March 31, 2001 and a $135,000 loss due to the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). See Note 2 to the Notes to Consolidated Financial Statements for further discussion of FAS 133.

         During 1998, the Financial Accounting Standards Board ("FASB") issued FAS 133. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133. FAS 133, as amended, establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for the Company beginning January 1, 2001.

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

         As of March 31, 2001, the Company uses interest rate caps to hedge the variability in interest payments associated with its variable rate secured borrowings. Prior to FAS 133, the Company capitalized the purchase price of these interest rate caps and amortized the amount over the term of the interest rate cap. The Company has determined that these interest rate caps are effective cash flow hedges under FAS 133. In accordance with FAS 133, all changes in the fair value of the interest rate cap related to intrinsic value will be recorded in other comprehensive income and all changes in fair value related to time value will be recorded through earnings. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are effected by the hedged cash flows. The Company adopted FAS 133 on January 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type adjustment of $(135,142) in earnings to recognize at fair value the interest rate caps designated as cash flow hedges.

REIT Status/Taxable Loss

         REIT Status. CRIIMI MAE is required to meet income, asset, ownership and distribution tests to maintain its REIT status. The Company believes that it has satisfied the REIT requirements for all years through and including 2000, although there can be no assurance. There can also be no assurance that CRIIMI MAE will maintain its REIT status for 2001 or subsequent years. If the Company fails to maintain its REIT status for any taxable year, it will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, the Company may have insufficient funds to pay any such tax and also may be unable to comply with its obligations under the New Debt.

         Taxable Loss. CRIIMI MAE realized a net operating loss of approximately $17 million during the first quarter of 2001, compared to a net operating loss of approximately $14 million in the same quarter of 2000. As previously discussed, on March 15, 2000, CRIIMI MAE elected to be classified as a trader in securities for tax purposes effective January 1, 2000. As a result of its trader election, CRIIMI MAE recognized a mark-to-market tax loss of approximately $478 million on its Trading Assets on January 1, 2000 (the "January 2000 Loss"). The January 2000 Loss is expected to be recognized evenly over four years (i.e., approximately $120 million per year) beginning with the year 2000. The Company recognized one-fourth (i.e., approximately $30 million) of this year's portion of the January 2000 Loss during the first quarter 2001. The Company expects to continue to recognize approximately $30 million of loss related to the January 2000 Loss in each quarter during the next three years.

         A summary of the estimated first quarter 2001 net operating loss is as follows:

January 2000 Loss                                         $478 million
LESS:   Portion recognized in 2000                        (120) million
LESS:   Portion recognized in First Quarter 2001           (30) million
                                                        ---------------
Balance Remaining of January 2000 Loss to be
  Recognized in Future Periods                            $328 million
                                                        ===============

Taxable Income for First Quarter 2001 Before
  Recognition of January 2000 Loss                         $13 million
LESS:   January 2000 Loss Recognized in First
  Quarter 2001                                             (30) million
                                                        -----------------
Net Operating Loss for First Quarter 2001                  (17) million
                                                        =================

Net Operating Loss through December 31, 2000              ($50) million
Net Operating Loss Created in First Quarter 2001          ($17) million
Net Operating Loss Utilization                               0 million
                                                        ----------------
Net Operating Loss Carried Forward for Use in
  Future Periods                                          ($67) million
                                                       =================

         The distinction between taxable income (loss) and GAAP income (loss) is important to the Company's shareholders because dividends or distributions are declared and paid on the basis of taxable income. The Company does not pay taxes so long as it satisfies the requirements for exemption from taxation pursuant to the REIT requirements of the Code. The Company calculates its taxable income, or taxable loss, as if the Company were a regular domestic corporation. This taxable income level determines the amount of dividends, if any, the Company is required to pay out over time in order to eliminate its tax liability.

         The Company's 2000 Taxable Loss/Taxable Distribution Requirements:

         During 2000, the Company traded in both short and longer duration fixed income securities, primarily subordinated and investment grade CMBS and investment grade residential mortgage backed securities (such securities traded and all other securities of the type described constituting the "Trading Assets"), which, for financial reporting purposes, are classified as Subordinated CMBS and Other MBS on the balance sheet. The Company seeks maximum total return through short term trading, consistent with prudent investment management. Returns from such activities include capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, and other arbitrage opportunities.

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

Taxable Mortgage Pool Risks. An entity that constitutes a "taxable mortgage pool" as defined in the Tax Code ("TMP") is treated as a separate corporate level taxpayer for federal income tax purposes. In general, for an entity to be treated as a TMP (i) substantially all of the assets must consist of debt obligations and a majority of those debt obligations must consist of mortgages;
(ii) the entity must have more than one class of debt securities outstanding with separate maturities and (iii) the payments on the debt securities must bear a relationship to the payments received from the mortgages. As of March 31, 2001, the Company owned all of the equity interests in two trusts that constitute TMPs (CBO-1 and CBO-2, collectively the "Trusts"). See Note 4 for descriptions of CBO-1 and CBO-2. The statutory provisions and regulations governing the tax treatment of TMPs (the "TMP Rules") provide an exemption for TMPs that constitute "qualified REIT subsidiaries" (that is, entities whose equity interests are wholly owned by a REIT or a qualified REIT subsidiary). As a result of this exemption and the fact that as of March 31, 2001 the Company owned all of the equity interests in each Trust, the Trusts, as of March 31, 2001, were not required to pay a separate corporate level tax on income they derive from their underlying mortgage assets.

         As of March 31, 2001, the Company also owned certain securities structured as bonds (the "Bonds") issued by each of the Trusts. As of March 31, 2001, certain of the Bonds owned by the Company served as collateral (the "Pledged Bonds") for short-term variable rate borrowings used by the Company to finance their initial purchase and are expected to serve as collateral for the New Debt. If the creditors holding the Pledged Bonds were to seize or sell this collateral (unless seized by or sold to a REIT or a qualified REIT subsidiary) and the Pledged Bonds were deemed to constitute equity interests (rather than debt) in the Trusts, then the Trusts would no longer qualify for the exemption under the TMP Rules provided for qualified REIT subsidiaries. The Trusts would then be required to pay a corporate level federal income tax. As a result, available funds from the underlying mortgage assets that would ordinarily be used by the Trusts to make payments on certain securities issued by the Trust (including the equity interests and the Pledged Bonds) would instead be applied to tax payments. Since the equity interests and Bonds owned by the Company are the most subordinated securities and, therefore, would absorb payment shortfalls first, the loss of the exemption under the TMP rules could have a material adverse effect on their value and the payments received thereon.

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

         As contemplated by the Reorganization Plan, on the Effective Date, the Company effected an affiliate reorganization in order to indirectly secure the New Debt with the equity interests in CBO-1 and CBO-2. Pursuant to the affiliate reorganization, CRIIMI MAE Inc. formed a new REIT subsidiary, all shares of which were initially issued to CRIIMI MAE Inc., pledged the previously Pledged Bonds and all outstanding shares of two qualified REIT subsidiaries (which own the equity interests in CBO-1 and CBO-2) (the "QRS Shares") to secure the New Debt, pledged the share in the new REIT subsidiary (the "REIT Shares") to secure the New Debt represented by the two new series of secured notes, contributed the Pledged Bonds and the QRS Shares to the new REIT subsidiary, and transferred the REIT Shares, in a repurchase transaction, to an affiliate of Merrill, as agent for affiliates of Merrill and GACC. Subject to the terms of the documents evidencing the New Debt, CRIIMI MAE Inc. has retained the right to exercise all voting and other corporate rights and powers of ownership with respect to the REIT Shares. CRIIMI MAE Inc. believes that the taxable mortgage pool risks set forth above remain applicable as of the Effective Date with respect to the new REIT subsidiary, which owns all equity interests in the Trusts (through its ownership of the two qualified REIT subsidiaries referenced above) and the Pledged Bonds; provided, however, that the risks referenced in the two immediately preceding paragraphs should only apply if the creditors were to seize or sell collateral which constituted or represented only a portion of the equity interests in a Trust.

Cash Flow

2001 versus 2000

         Net cash provided by operating activities increased for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The increase was primarily due to a decrease in receivables and other assets. Receivables decreased as a result of the receipt in January 2001 of funds withheld related to the Company's interest in CMO-IV.

         Net cash provided by investing activities decreased for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 due to fewer net proceeds received from the sale of CMBS and mortgage security dispositions in the first quarter of 2001 versus the same period in 2000.

         Net cash used in financing activities decreased for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease was due to greater principal payments on debt obligations during the first quarter of 2000 compared to the first quarter of 2001.

Financial Condition, Liquidity and Capital Resources

         Summary of Reorganization Plan

         The Reorganization Plan included the payment in full of the allowed claims of the Debtors primarily through Recapitalization Financing aggregating $847 million. The sales of select CMBS and the Company's interest in CMO-IV generated aggregate proceeds of approximately $418.3 million toward the Recapitalization Financing. Also included in the Recapitalization Financing was approximately $262.4 million provided by affiliates of Merrill Lynch and GACC through a new secured financing facility (in the form of a repurchase transaction), and approximately $166.8 million provided through two new series of secured notes issued to certain of the Company's unsecured creditors.

         Substantially all cash flows relating to existing assets are to be used to satisfy principal, interest and fee obligations under the New Debt. The approximate $262.4 million secured financing provides for (i) interest at a rate of one month London Interbank Offered Rate ("LIBOR") plus 3.25%, (ii) principal repayment/amortization obligations, (iii) extension fees beginning after two years and (iv) maturity on April 17, 2005. The approximate $166.8 million secured financing was effected through the issuance of two series of secured notes under two separate indentures. The first series of secured notes, representing an aggregate principal amount of $105 million, provides for (i) interest at a rate of 11.75% per annum, (ii) principal repayment/amortization obligations, (iii) extension fees beginning after four years and (iv) maturity on April 17, 2006. The second series of secured notes, representing an aggregate principal amount of approximately $61.8 million, provides for (i) interest at a rate of 13% per annum with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees beginning after four years and
(iii) maturity on April 17, 2007. The New Debt described above is secured by substantially all of the existing assets of the Company. There are restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds in connection with the New Debt.

         The Company's litigation with First Union National Bank ("First Union") was not settled or resolved prior to the Effective Date; and therefore, the classification of First Union's claim under the Reorganization Plan will not be determined until after the Effective Date (see Note 13 for further information regarding (a) the status of the First Union litigation and (b) the treatment of First Union's Claim on the Effective Date of the Reorganization Plan).

         Under the Reorganization Plan, the holders of the Company's equity retained their stock. The terms of the New Debt restrict the amount of cash dividends that can be paid to shareholders. Any cash dividends required to maintain REIT status (assuming the Company has the cash to make such distributions and that it is permitted to make such distributions under the terms of the New Debt) would be paid first to holders of certain of the New Debt who convert their Notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. The Reorganization Plan also provided for certain amendments to the Company's articles of incorporation, including an increase in authorized shares from 145 million (consisting of 120 million of common shares and 25 million of preferred shares) to 375 million (consisting of 300 million of common shares and 75 million of preferred shares).

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

         The Company's ability to resume the acquisition of more significant Subordinated CMBS, as well as its securitization programs (if it determines to do so) depends, among other things, on its ability to access additional capital (including for the purpose of refinancing all or a substantial portion of the New Debt). Factors which could affect the Company's ability to access additional capital include, among other things, the cost and availability of such capital, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, general economic conditions, perceptions in the capital markets of the Company's business, covenants and restrictions under the Company's New Debt and credit facilities, results of operations, leverage, financial condition, and business prospects. The Company can give no assurance as to whether it will be able to obtain additional capital or the terms of any such capital.

         Summary of Cash Position and Shareholders' Equity

         As of April 17, 2001, the Company's restricted and unrestricted cash and cash equivalents and its very liquid trading assets aggregated approximately $240 million, of which approximately $190 million was used toward the payment or reserve for payments of the allowed claims and estimated professional fees pursuant to the Reorganization Plan, with a remaining aggregate balance of approximately $50 million.

         As of March 31, 2001 and December 31, 2000, shareholders' equity was approximately $285 million and $268 million, respectively.

         Summary of Subordinated CMBS

         As of March 31, 2001, the Company owned, for purposes of GAAP, CMBS rated from A to CCC and unrated with a total fair value amount of approximately $864 million (representing approximately 55% of the Company's total consolidated assets), an aggregate amortized cost of approximately $851 million, and an aggregate face amount of approximately $1.6 billion. Such CMBS represent investments in CBO-1, CBO-2 and Nomura Asset Securities Corp. Series 1998-D6 (Nomura). The March 31, 2001 total fair value includes approximately 33% of the Company's CMBS which are rated BB+, BB, or BB-, 24% which are rated B+, B, B- or CCC and 10% which are unrated. The remaining approximately 33% represents investment grade securities that the Company reflects on its balance sheet as a result of CBO-2. The weighted average stated interest rate of these CMBS as of March 31, 2001 was 7.0% and the weighted average life was 13 years.

         The Company's unrated bonds/Issuer's Equity from CBO-1, CBO-2 and Nomura experienced principal write downs during the following periods due to realized losses related to certain underlying mortgage loans:


                                                       CBO-1          CBO-2        Nomura
                                                       -----          -----        ------
Year 1999                                           $  738,000     $      --      $     --
Year 2000                                            3,201,000      1,087,000           --
January 1, 2001 through March 31, 2001                  59,000      3,564,000           --
                                                    -----------    -----------    ----------
Cumulative Realized Losses through March 31, 2001   $3,998,000     $4,651,000     $
                                                    ===========    ===========    ==========


     CRIIMI MAE, through CMSLP, performs servicing functions on a total CMBS pool, including the sub-special servicer for specially serviced loans, as summarized below:

                                                              03/31/01            12/31/00               12/31/99
                                                           ---------------    ------------------    -----------------
Total CMBS Pool                                            $   20.0 billion   $  20.2 billion (c)  $  28.8 billion
                                                            ===============    =================   ==================

Specially serviced loans due to monetary default (a)(b)    $373.0 million     $ 259.1 million       $159.9 million
Specially serviced loans due to covenant default/other       70.5 million        51.5 million        123.2 million
                                                           ---------------    -----------------     -----------------
Total specially serviced loans                             $443.5 million     $310.6 million        $283.1 million
                                                           ===============    =================     =================

(a) Includes $56.4 million, $48.3 million, and $17.7 million of Real Estate Owned ("REO") by underlying trusts.
(b) The increase in the specially serviced loans is due primarily to an increase in defaults related to underlying commercial mortgage loans secured principally by retail and hotel properties which have been adversely impacted by a variety of factors, including the recent economic slowdown.
(c) During 2000, certain servicing rights were transferred in conjunction with the sale of CMBS subject to the CMBS Sale.


          "Appraisal Reductions" for the CMBS transactions in which the Company retains an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

                                                           CBO-1           CBO-2           Nomura
                                                           -----           -----           ------

Year 1999                                               $      --       $      --        $     --
Year 2000                                                1,905,000       18,180,000            --
January 1, 2001 through March 31, 2001                   7,525,000        1,250,000        440,000
                                                        -----------    -------------    -----------
Cumulative Appraisal Reductions through March 31, 2001  $9,430,000      $19,430,000      $ 440,000
                                                        ===========    =============    ===========

         * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, where CMSLP obtains a third party appraisal it calculates one.

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

         Summary of Other Assets

         As of March 31, 2001 and December 31, 2000, the Company's other assets consisted primarily of insured mortgage securities, equity investments, other mortgage backed securities and cash and cash equivalents (as previously discussed), principal and interest receivables on its various assets, and intangible assets associated with the 1995 Merger.

         The Company had $384.4 million and $385.8 million (at fair value) invested in insured mortgage securities as of March 31, 2001 and December 31, 2000, respectively. As of March 31, 2001, approximately 16% of CRIIMI MAE's investment in insured mortgage securities were FHA-Insured Certificates and 84% were GNMA Mortgage-Backed Securities.

         As of March 31, 2001 and December 31, 2000, the Company had approximately $31.8 million and $33.8 million, respectively, in investments accounted for under the equity method of accounting. Included in equity investments are (a) the general partnership interests (2.9% to 4.9% ownership interests) in the AIM Funds owned by CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, (b) a 20% limited partnership interest in the adviser to the AIM Funds, 50% of which is owned by CRIIMI MAE and 50% of which is owned by CM Management, (c) CRIIMI MAE's interest in CMSI, and (d) CRIIMI MAE's interest in CMSLP.

         The Company's Other Mortgage-Backed Securities includes primarily investment grade CMBS and investment grade residential mortgage backed securities. As of March 31, 2001 and December 31, 2000, respectively, the Company's Other Mortgage-Backed Securities were approximately $6,511,000 and $4,300,000, respectively.

         Dividends/Other

         The terms of the New Debt restrict the amount of cash dividends that can be paid. Among the other factors which impact CRIIMI MAE's dividends, if any, are (i) the level of income earned on uninsured mortgage assets, such as Subordinated CMBS (including, but not limited to, the amount of OID income, interest shortfalls and losses, on Subordinated CMBS), and to the extent applicable, originated loans, (ii) the level of income earned on CRIIMI MAE's or its subsidiaries' insured mortgage security collateral depending on prepayments, defaults, etc., (iii) the fluctuating yields on short-term, variable-rate debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate CRIIMI MAE pays on its other borrowings, (iv) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, distributions from its subsidiaries can be reinvested, (v) changes in operating expenses (including those related to the Chapter 11 filing), (vi) to the extent applicable, cash dividends paid on preferred shares, (vii) to the extent applicable, whether the Company's taxable mortgage pools continue to be exempt from corporate level taxes, (viii) the timing and amounts of cash flows attributable to its other lines of business - mortgage servicing and other fee income, (ix) realized losses on certain transactions and (x) net operating losses.

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

         During the Chapter 11 proceedings, dividends accrued on the Company's Series B, Series C, Series D, Series E, Series F and Series G Preferred Stock. For information pertaining to the accrual and/or payment of such dividends, reference is made to Note 10 of the Notes to Consolidated Financial Statements.

Investment Company Act

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

         To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of March 31, 2001, the Company believes that it was in compliance with the 55% Requirement. During the first quarter of 2001, the Company was below the 25% Requirement in a transient manner by less than one percent due to accumulated cash required to be retained while the Company was in Chapter 11. The Company's retention of cash in this regard was incidental to its approved Reorganization Plan and the effectuation thereof. After distributions of cash on the Effective Date to holders of allowed claims entitled to receive cash, the Company believes that it exceeded the 25% Requirement.

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

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market. The Company will have an increase in the amount of interest expense paid on its variable-rate obligations primarily due to increases in one-month LIBOR. The Company will also experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury bonds as well as increases in the spread between U.S. Treasury bonds and CMBS. As of March 31, 2001, the average treasury rate used to price the CMBS had decreased by approximately 20 basis points and credit spreads remained relatively constant compared to December 31, 2000.

         CRIIMI MAE has entered into interest rate protection agreements to mitigate the adverse effects of rising interest rates on the amount of interest expense payable under its variable-rate borrowings. The caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index (typically one-month LIBOR), increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. The term of the cap as well as the stated interest rate of the cap, which in all cases is currently above the current rate of the index, will limit the amount of protection that the caps offer. The average LIBOR index was 5.5079% during the first quarter of 2001 which was a 105 basis point decrease from December 31, 2000.

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

     Upon emergence from Chapter 11, the Company's New Debt consists of approximately $262.4 million provided by affiliates of Merrill Lynch and GACC through a new secured financing facility (in the form of a repurchase transaction), and approximately $166.8 million provided through two new series of secured notes. The agreements governing the New Debt do not require the Company to maintain collateral of a specific market value.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         Reference is made to Note 13 of Notes to Consolidated Financial Statements of CRIIMI MAE Inc. which is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES

         Reference is made to the Company's Reorganization Plan (which became effective on April 17, 2001) pursuant to which holders of allowed old senior note claims received cash and new secured notes (constituting part of the New
Debt) in accordance with the terms of the Reorganization Plan. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a general description of the terms of the New Debt.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Reference is made to Note 13 to Notes to Consolidated Financial Statements of CRIIMI MAE which is incorporated herein by reference. Such Note references alleged defaults asserted by certain of the Company's lenders in connection with the Company's Chapter 11 proceedings. It is noted that on April 17, 2001, the Company emerged from Chapter 11 and all obligations to the extent constituting allowed claims were paid in full as part of the Company's Reorganization Plan (except for the claim of First Union) through either a cash payment or issuance of New Debt, or a combination thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit No.                            Description

         99(a) Information regarding mortgage loans included in the Company's special servicing loan portfolio.

(b)      REPORTS ON FORM 8-K

         Date     January 22, 2001              Purpose

                                              To report certain exhibits filed
                                              with the Bankruptcy Court on
                                              November 15, 2000 in support of
                                              confirmation of the Third Amended
                                              Joint Plan of Reorganization (as
                                              amended and supplemented by
                                              praecipes) filed on July 13, 14,
                                              and 21 and November 22, 2000,
                                              including (1) Exhibit 11 - the
                                              CMBS Sale Portfolio Schedule, (2)
                                              Exhibit 13 - the definition of
                                              Distribution Record Date, (3)
                                              Exhibit 14 - the Unaudited Pro
                                              Forma Consolidated Financial
                                              Statements and Projected Financial
                                              Information and (4) Exhibit 17
                                              - the Liquidation Analysis that
                                              was filed with the Bankruptcy
                                              Court on November 15, 2000.

                               Signature

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CRIIMI MAE INC.


                                           /s/ Cynthia O. Azzara
---------------------------                -------------------------------------
DATE                                       Cynthia O. Azzara
                                           Senior Vice President,
                                           Principal Accounting Officer
                                             and Chief Financial Officer