Form 10-Q
period 2001-06-30
CRIIMI MAE INC
filed 2001-08-08
CIK 847322

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

For the quarter ended June 30, 2001              Commission file number 1-10360

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

                               ------------------

             Securities Registered Pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
Title of each class                                    which registered
-------------------                                ------------------------
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

                                      None
                                ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No[ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding as of August 6, 2001
  Common Stock, $0.01 par value                        123,388,093

                               CRIIMI MAE INC.

                          Quarterly Report on Form 10-Q




PART I.  Financial Information.............................................Page

Item 1.  Financial Statements

         Consolidated Balance Sheets - as of June 30, 2001
         (unaudited) and December 31, 2000.................................. 3

         Consolidated Statements of Income and Comprehensive Income -
         for the three and six months ended June 30, 2001 and 2000
         (unaudited)........................................................ 4

         Consolidated Statements of Changes in Shareholders' Equity -
         for the six months ended June 30, 2001 (unaudited)................  5

         Consolidated Statements of Cash Flows - for the six months ended
         June 30, 2001 and 2000 (unaudited)................................  6

         Notes to Consolidated Financial Statements (unaudited)............  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................... 42

Item 2A. Quantitative and Qualitative Disclosures about Market Risk........ 55


PART II. Other Information

Item 1.  Legal Proceedings................................................. 56

Item 2.  Changes in Securities............................................. 56

Item 3.  Defaults Upon Senior Securities................................... 56

Item 4.  Submission of Matters to a Vote of Security Holders............... 56

Item 5.  Other Information................................................. 56

Item 6.  Exhibits and Reports on Form 8-K.................................. 56

Signatures         ........................................................ 60

                                               PART 1

ITEM 1.         FINANCIAL STATEMENTS

                         CRIIMI MAE INC.
                   CONSOLIDATED BALANCE SHEETS

                                                                       June 30,           December 31,
                                                                         2001                 2000
                                                                  -------------------   ------------------
                                                                     (unaudited)
Assets:
  Mortgage assets:
    Subordinated CMBS and Other MBS, at fair value                   $   860,752,990       $  109,266,975
    Subordinated CMBS pledged to creditors, at fair value                          -          747,579,293
    Insured mortgage securities, at fair value                           370,254,464          385,751,407
  Equity investments                                                      29,850,552           33,779,658
  Receivables                                                             20,984,720           41,003,072
  Other assets                                                            32,543,456           38,043,461
  Restricted cash and cash equivalents                                    36,281,917           95,846,001
  Other cash and cash equivalents                                         19,944,089          106,569,778
                                                                  -------------------   ------------------
Total assets                                                        $  1,370,612,188       $1,557,839,645
                                                                  ===================   ==================
Liabilities:
  Variable-rate secured borrowing                                   $    257,773,783       $            -
  Series A senior secured notes                                          103,037,013                    -
  Series B senior secured notes                                           61,798,469                    -
  Payables and accrued expenses                                           32,207,366           33,415,632
  Securitized mortgage obligations:
    Collateralized bond obligations-CMBS                                 281,810,817          280,520,265
    Collateralized mortgage obligations-
       insured mortgage securities                                       353,795,470          364,649,925
  Liabilities subjected to Chapter 11 proceedings:
    Secured:
      Variable-rate secured borrowings-CMBS                                        -          367,535,895
      Other financing facilities                                                   -            1,300,000
      Payables and accrued expenses                                                -            2,166,936
    Unsecured:
      Senior unsecured notes                                                       -          100,000,000
      Other financing facilities                                                   -           89,749,522
      Payables and accrued expenses                                                -           50,243,454
                                                                  -------------------   ------------------
Total liabilities                                                      1,090,422,918        1,289,581,629
                                                                  -------------------   ------------------

Shareholders' equity:
  Convertible preferred stock, $0.01 par; 75,000,000 and
    25,000,000 shares authorized; 3,597,992 and 6,124,527
    shares issued and outstanding, respectively                               35,980               61,245
  Common stock, $0.01 par; 300,000,000 and 120,000,000
    shares authorized; 119,633,634 and 62,353,170 shares
    issued and outstanding, respectively                                   1,196,336              623,532
  Accumulated other comprehensive income (loss)                           (7,402,765)          (3,019,679)
  Additional paid-in capital                                             626,370,135          611,935,164
  Accumulated deficit                                                   (340,010,416)        (341,342,246)
                                                                  -------------------   ------------------
Total shareholders' equity                                               280,189,270          268,258,016
                                                                  -------------------   ------------------
Total liabilities and shareholders' equity                          $  1,370,612,188       $1,557,839,645
                                                                  ===================   ==================

    The accompanying notes are an integral part of these consolidated financial statements.

                     CRIIMI MAE INC.
            CONSOLIDATED STATEMENTS OF INCOME
                AND COMPREHENSIVE INCOME
                        (Unaudited)

                                                          For the three months ended June 30,      For the six months ended June 30,
                                                                 2001               2000                2001            2000
                                                          -------------------- ---------------      --------------  --------------
Interest income:
  Subordinated CMBS                                              $ 26,355,666    $ 35,392,863        $ 52,671,461    $ 74,562,634
  Insured mortgage securities                                       7,362,820       7,670,728          14,858,069      15,467,929
  Originated loans                                                          -       8,210,791                   -      16,698,417
                                                          -------------------- ---------------      --------------  --------------
  Total interest income                                            33,718,486      51,274,382          67,529,530     106,728,980
                                                          -------------------- ---------------      --------------  --------------
Interest and related expenses:
  Variable-rate secured borrowing                                   4,764,250               -           4,764,250               -
  Series A senior secured notes                                     2,615,322               -           2,615,322               -
  Series B senior secured notes                                     2,626,185               -           2,626,185               -
  Fixed-rate collateralized bond obligations-CMBS                   6,422,105       6,192,363          12,786,162      12,678,575
  Fixed-rate collateralized mortgage obligations-
       insured securities                                           6,832,650       9,308,798          13,837,188      16,355,730
  Fixed-rate collateralized mortgage obligations-
       originated loans                                                     -       6,783,741                   -      13,541,862
  Variable-rate secured borrowings-CMBS                             1,059,418      11,294,515           7,325,059      24,015,610
  Fixed-rate senior unsecured notes                                   430,891       2,281,251           2,712,142       4,562,502
  Other financing facilities                                          177,148       2,031,259           2,095,692       3,952,600
                                                          -------------------- ---------------      --------------  --------------
  Total interest expense                                           24,927,969      37,891,927          48,762,000      75,106,879
                                                          -------------------- ---------------      --------------  --------------
Net interest margin                                                 8,790,517      13,382,455          18,767,530      31,622,101
                                                          -------------------- ---------------      --------------  --------------
  Equity in losses from investments                                (1,543,200)        (26,270)         (2,281,791)        (38,186)
  Other income                                                        843,473         981,861           2,428,791       1,318,546
  Net (losses) gains on mortgage security dispositions                (66,214)        225,835             (55,802)        241,312
  Gain on originated loan dispositions                                      -          37,885                   -          37,885
  General and administrative expenses                              (2,787,578)     (2,665,231)         (5,460,888)     (5,803,988)
  Amortization of assets acquired in the Merger                      (719,394)       (719,394)         (1,438,788)     (1,438,788)
  Reorganization items:
     Other                                                         (1,457,313)     (2,723,109)         (1,877,530)     (6,971,564)
     Net loss on sale of REO                                          431,902        (924,283)            431,902        (924,283)
     Impairment on CMBS-Reorganization item                                 -      (1,809,062)                  -      (5,252,821)
     Loss on sale of CMBS                                                   -        (357,188)                  -      (1,711,214)
  Emergence financing origination fee                              (3,936,616)              -          (3,936,616)              -
  Hedging loss                                                        (67,780)              -            (921,039)              -
                                                          -------------------- ---------------      --------------  --------------
                                                                   (9,302,720)     (7,978,956)        (13,111,761)    (20,543,101)
                                                          -------------------- ---------------      --------------  --------------

  Net income (loss) before cumulative effect of change in
  accounting principle                                               (512,203)      5,403,499           5,655,769      11,079,000

  Cumulative effect of adoption of SFAS 133                                 -               -            (135,142)              -
                                                          -------------------- ---------------      --------------  --------------
  Net income (loss) before dividends accrued or paid on
  preferred shares                                                   (512,203)      5,403,499           5,520,627      11,079,000

  Dividends accrued or paid on preferred shares                    (2,046,072)     (1,661,015)         (4,188,797)     (3,300,905)
                                                          -------------------- ---------------      --------------  --------------
  Net income (loss) available to common shareholders             $ (2,558,275)    $ 3,742,484         $ 1,331,830     $ 7,778,095
                                                          ==================== ===============      ==============  ==============
  Net income (loss) available to common shareholders
          per common share:
      Basic - before cumulative effect of change in
      accounting principle                                            $ (0.02)         $ 0.06              $ 0.02          $ 0.13
                                                          ==================== ===============      ==============  ==============
      Basic - after cumulative effect of change in
      accounting principle                                            $ (0.02)         $ 0.06              $ 0.01          $ 0.13
                                                          ==================== ===============      ==============  ==============
      Diluted                                                         $ (0.02)         $ 0.05              $ 0.01          $ 0.11
                                                          ==================== ===============      ==============  ==============
Shares used in computing basic earnings/loss per share            112,970,605      62,353,170          94,255,861      61,934,051
                                                          -------------------- ---------------      --------------  --------------
Comprehensive income (loss):
  Net income (loss) before dividends accrued or paid on
  preferred shares                                                 $ (512,203)    $ 5,403,499         $ 5,520,627    $ 11,079,000
  Other comprehensive income (loss)                               (17,087,250)       (383,304)         (4,383,086)     22,904,837
                                                          -------------------- ---------------      --------------  --------------
     Comprehensive income (loss)                                $ (17,599,453)    $ 5,020,195         $ 1,137,541    $ 33,983,837
                                                          ==================== ===============      ==============  ==============


The accompanying notes are an integral part of these consolidated financial statements.

                                   CRIIMI MAE INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     For the three months ended June 30, 2001
                                    (Unaudited)

                                                                   Accumulated
                                       Preferred                      Other                                               Total
                                       Stock Par    Common Stock   Comprehensive      Additional Paid-in  Accumulated  Shareholders'
                                         Value        Par Value    Income (loss)           Capital          Deficit      Equity
                                     ------------- -------------  --------------     ------------------  ------------  -------------
Balance at December 31, 2000           $ 61,245     $ 623,532     $ (3,019,679)       $ 611,935,164    $ (341,342,246) $268,258,016
   Net income                                 -             -                -                    -         5,520,627     5,520,627
   Dividends accrued on preferred
    shares                                    -             -                -                    -        (4,188,797)   (4,188,797)
   Common shares issued related
    to preferred stock dividends              -       205,837                -           14,775,213                 -    14,981,050
   Conversion of preferred shares
    into common shares                  (25,265)      366,947                -             (341,682)                -             -
   Common shares issued                       -            20                -                1,440                 -         1,460
   Adjustment to unrealized gains
    on investments                            -             -       (4,383,086)                   -                 -    (4,383,086)
                                     -----------  ------------   --------------     ----------------   ---------------  ------------
Balance at June 30, 2001               $ 35,980   $ 1,196,336     $ (7,402,765)       $ 626,370,135    $ (340,010,416)  $280,189,270
                                     ===========  ============   ==============     ================   ===============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                        CRIIMI MAE INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                                          For the six months ended June 30,
                                                                         2001                 2000
                                                                 --------------------- --------------------
Cash flows from operating activities:
    Net income                                                             $5,520,627          $11,079,000
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Amortization of discount and deferred financing
           costs on debt                                                    3,052,810            5,749,610
       Amortization of assets acquired in the Merger                        1,438,788            1,438,788
       Depreciation and other amortization                                    415,855              967,515
       Discount amortization on mortgage assets, net                       (4,866,995)          (6,820,239)
       Net losses (gains) on mortgage security dispositions                    55,802             (241,312)
       Gain on originated loan dispositions                                         -              (37,885)
       Equity in losses from investments                                    2,281,791               38,186
       Hedging loss                                                         1,056,181                    -
       Change in reorganization items accrual                                 176,267            1,853,557
       Reorganization items:
          Net loss on sale of REO                                            (431,902)             924,283
          Impairment on CMBS-Reorganization item                                    -            5,252,821
          Loss on sale of CMBS                                                      -            1,711,214
       Changes in assets and liabilities:
          Decrease (increase)  in restricted cash and cash equivalents     59,564,084          (35,588,599)
          Decrease (increase) in receivables and other assets              23,045,303           (6,077,888)
          (Decrease) increase in payables and accrued expenses            (40,924,588)          16,937,560
                                                                 --------------------- --------------------
       Net cash provided by (used in) operating activities                 50,384,023           (2,813,389)
                                                                 --------------------- --------------------

Cash flows from investing activities:
    Proceeds from mortgage securities dispositions                          9,362,453            9,826,537
    Proceeds from originated loan dispositions                                      -              927,102
    Proceeds from sale of CMBS, net                                                 -           35,693,577
    Distributions received from AIM Investments                             1,496,818              927,936
    Receipt of principal payments                                           5,446,021            6,490,474
    Purchase of other MBS, net                                             (2,944,461)          (2,304,278)

                                                                 --------------------- --------------------
       Net cash provided by investing activities                           13,360,831           51,561,348
                                                                 --------------------- --------------------
Cash flows used in financing activities:
    Principal payments on securitized mortgage obligations                (11,455,602)         (16,889,147)
    Principal payments on secured borrowings and other debt obligations  (138,914,941)         (16,326,585)
                                                                 --------------------- --------------------
Net cash used in financing activities                                    (150,370,543)         (33,215,732)
                                                                 --------------------- --------------------
Net (decrease) increase in other cash and cash equivalents                (86,625,689)          15,532,227

Other cash and cash equivalents, beginning of period                      106,569,778           53,510,311
                                                                 --------------------- --------------------
Other cash and cash equivalents, end of period                            $19,944,089          $69,042,538
                                                                 ===================== ====================

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

     The Company's business is subject to a number of risks and uncertainties including, but not limited to: (1) risks related to the New Debt (defined below) including the ability to meet payment and other obligations thereunder, (2) risk of loss of REIT status; (3) taxable mortgage pool risk; (4) the effect of phantom income on total non-cash income; (5) the effect of interest rate compression on the market price of the Company's stock; (6) risks associated with substantial indebtedness or leverage; (7) inherent risks in owning Subordinated CMBS; (8) the limited protection provided by hedging transactions;
(9) risk of foreclosure by creditors on the CMBS and other assets securing the New Debt; (10) the limited liquidity of the CMBS market; (11) pending litigation; (12) risk of becoming subject to the requirements of the Investment Company Act of 1940; (13) possible effects of an economic recession on losses and defaults related to the mortgages underlying the Company's CMBS portfolio;
(14) operations adversely affected by factors beyond the Company's control; (15) borrowing and refinancing risks; (16) the effect of the yield curve on borrowing costs; (17) risks associated with the trader election including those referenced in "2000 Taxable Loss/ Taxable Distribution Requirements" below; and (18) possible NYSE delisting due to failure to meet certain listing criteria.

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

The Reorganization Plan

     The Reorganization Plan provided for the payment in full of all of the allowed claims of the Debtors primarily through recapitalization financing (including proceeds from certain asset sales) aggregating $847 million (the "Recapitalization Financing"). The sales of select CMBS (the "CMBS Sale") and the Company's interest in CMO-IV (the "CMO-IV Sale") generated aggregate proceeds of approximately $418.3 million toward the Recapitalization Financing of which approximately $342.3 million of such proceeds was used to pay related borrowings and approximately $76.0 million of such proceeds was used on the Effective Date to help fund the

Reorganization Plan. Included in the balance of the Recapitalization Financing was approximately $262.4 million provided by affiliates of Merrill Lynch Mortgage Capital, Inc. (such affiliate referred to as "Merrill Lynch" or "Merrill") and German American Capital Corporation (such affiliate referred to as "GACC") through a new, variable-rate secured financing facility (in the form of a repurchase transaction) (the "Variable-Rate Secured Borrowing"), and approximately $166.8 million provided through two new series of secured notes issued to certain of the Company's unsecured creditors (collectively, the "New Debt"). Effective as of June 5, 2001, all rights and obligations of Merrill and GACC under the operative agreements evidencing the Variable-Rate Secured Borrowing were assigned by Merrill and GACC to ORIX Real Estate Capital Markets, LLC ("ORIX").

     Substantially all cash flows relating to existing assets are, or are currently expected to be, used to satisfy principal, interest and fee obligations under the New Debt (see Note 6 for further discussion regarding the New Debt).

     The Company's litigation with First Union National Bank ("First Union") was not settled or resolved prior to the Effective Date; and therefore, the classification and allowance of First Union's claim under the Reorganization Plan will not be determined until after the Effective Date (see Note 13 for further information regarding (a) the status of the First Union litigation, and
(b) the treatment of First Union's claim subsequent to the Effective Date).

     Under the Reorganization Plan, the holders of the Company's equity retained their stock. The terms of the New Debt restrict the amount of cash dividends that can be paid to shareholders. Any cash dividends required to maintain REIT status (assuming the Company has the cash to make such distributions and that it is permitted to make such distributions under the terms of the New Debt) would be paid first to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. The Reorganization Plan also provided for certain amendments to the Company's articles of incorporation, including an increase in authorized shares from 145 million (consisting of 120 million of common shares and 25 million of preferred shares) to 375 million (consisting of 300 million of common shares and 75 million of preferred shares). These amendments to the articles of incorporation became effective on the Effective Date.

     There can be no assurance that the Company will have sufficient cash resources to pay interest, scheduled principal and any other required payments on the New Debt for any specified period of time. The Company's ability to meet its debt service obligations will depend on a number of factors, including management's ability to maintain cash flow (which is impacted by, among other things, the credit performance of the underlying mortgage loans and short-term interest rates) and to generate capital internally from operating and investing activities and expected reductions in REIT distribution requirements to shareholders due to expected net operating losses for tax purposes, in each case consistent with the terms agreed to pursuant to the New Debt. There can be no assurance that targeted levels of cash flow will actually be achieved, that reductions in REIT distribution requirements will be realized, or that, if required, new capital will be available to the Company. The Company's ability to maintain or increase cash flow and access new capital will depend upon, among other things, interest rates, prevailing economic conditions and other factors, many of which are beyond the control of the Company. The Company's high level of debt limits its ability to obtain additional capital, reduces income available for distributions, restricts the Company's ability to react quickly to changes in its business and makes the Company more vulnerable to economic downturns.

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

     The Company and two of its recently incorporated subsidiaries have jointly elected to treat such two subsidiaries as Taxable REIT Subsidiaries ("TRS") effective January 1, 2001. The TRS allow the Company to earn non-qualifying REIT income while maintaining REIT status. There are limitations on the activities and asset bases of a TRS, some of which are as follows:

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

     For tax and other reasons, a reorganization of CMSLP has been effected such that the partnership interests of CMSLP are held by two recently incorporated subsidiaries, each of which is a TRS.

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

     As a result of its trader election, CRIIMI MAE recognized a mark-to-market tax loss on its Trading Assets on January 1, 2000 of approximately $478 million (the "January 2000 Loss"). This loss is not recorded on the GAAP financial statements. Such tax loss is expected to be recognized evenly over four years beginning with the year 2000 (i.e., approximately $120 million per year). The Company expects such loss to be ordinary. Additionally, as a result of its trader election, the Company is required to mark-to-market its Trading Assets on a tax basis at the end of each tax year. Any increase or decrease in the value of the Trading Assets as a result of the year-end mark-to-market requirement will generally result in either a tax gain (if an increase in value) or a tax loss (if a decrease in value). Such tax gains or losses, as well as any realized gains or losses from the disposition of Trading Assets during each year, are also expected to be ordinary gains or losses.

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

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of June 30, 2001, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, CM Management, CRIIMI, Inc., CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CBO REIT, Inc., CM Securities Trading Co., and CRIIMI MAE CMBS Corp. contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of June 30, 2001 and December 31, 2000 (audited), the consolidated results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000.

     These consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While management believes that the disclosures presented are adequate to make the information not misleading, it is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in CRIIMI MAE's Annual Report filed on Form 10-K for the year ended December 31, 2000 (audited). The Company's independent public accountants issued a report on the Company's 2000 financial statements expressing substantial doubt about the Company's ability to continue as a going concern. Such report was issued prior to the Company emerging from Chapter 11 on April 17, 2001.

Reclassifications

     Certain amounts in the consolidated financial statements as of December 31, 2000 and for the three and six months ended June 30, 2000 have been reclassified to conform to the 2001 presentation.

Bankruptcy Accounting during Chapter 11 Proceedings

     Reorganization Items

     Reorganization items were items of income and expense that were realized or incurred by CRIIMI MAE because it was in reorganization. During the three and six months ended June 30, 2001 and 2000, the Company recorded reorganization items, as summarized below:




                                                          Three months ended                         Six months ended
 Reorganization Items                            June 30, 2001         June 30, 2000        June 30, 2001       June 30, 2000
                                              --------------------- --------------------- ------------------- -------------------
 Short-term interest income                        $ (476,676)         $ (1,434,012)         $(2,491,311)       $ (2,438,672)
 Professional fees                                  1,052,790             3,055,316            3,352,233           7,428,584
 Employee Retention Program                                --               256,701                   --             536,050
 Other                                                881,199               845,104            1,016,608           1,445,602
                                                  -----------          ------------          -----------        ------------
     Subtotal                                      1,457,313              2,723,109            1,877,530           6,971,564
                                                  -----------          ------------          -----------        ------------
 Net loss on sale of REO                            (431,902)               924,283             (431,902)            924,283
 Impairment on CMBS regarding Reorganization              --              1,809,062                   --           5,252,821
 Loss on sale of CMBS                                     --                357,188                   --           1,711,214
                                                  ----------            -----------           ----------        ------------
      Total Reorganization Expense-net            $1,025,411            $ 5,813,642           $1,445,628        $ 14,859,882
                                                  ==========            ===========           ==========        ============

Income Recognition and Carrying Basis

     Subordinated CMBS and Other Mortgage-Backed Securities

     Prior to April 1, 2001, CRIIMI MAE recognized income from Subordinated CMBS using the effective interest method, using the anticipated yield over the projected life of the investment. Changes in anticipated yields were generally calculated due to revisions in estimates of future credit losses, actual losses incurred, revisions in estimates of future prepayments and actual prepayments received. Changes in anticipated yield resulting from prepayments were recognized through a cumulative catch-up adjustment at the date of the change which reflected the change in income of the security from the date of purchase through the date of change in anticipated yield. The new yield was then used for income recognition for the remaining life of the investment. Changes in anticipated yield resulting from reduced estimates of losses were recognized on a prospective basis. When other than temporary impairment is recognized, a new yield was calculated on the CMBS based on its new cost basis (fair value at date of impairment) and expected future cash flows. This revised yield was employed prospectively. Effective April 1, 2001, CRIIMI MAE adopted EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" to recognize income on its Subordinated CMBS. See discussion in "New Accounting Statements." CRIIMI MAE carries its Subordinated CMBS at fair market value where changes in fair value are recorded as a component of shareholders' equity. See Note 4.

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

Impairment

     Subordinated CMBS and Other Mortgage-Backed Securities

     CRIIMI MAE assesses each Subordinated CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: 1) fair value has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period that fair value is expected to be below amortized cost through the period of time the Company expects the value to recover to amortized cost, or 2) the credit quality of the security is declining and the Company determines that the current estimate of expected future credit losses exceeds credit losses as originally projected or expected credit losses will occur sooner than originally projected. The amount of impairment loss is measured by comparing the fair value, based on available market information and management's estimates, of the Subordinated CMBS to its current amortized cost basis; the difference is recognized as a loss in the income statement. The Company assesses current economic events and conditions that impact the value of its Subordinated CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred.

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

Interest Expense

     CRIIMI MAE recognizes interest expense related to its debt using the effective interest rate method. Under this methodology, the Company recognizes interest expense each period at an amount that will (1) achieve a constant effective interest rate throughout the life of the debt, and (2) ensure that the total amount of interest payments, extension fee payments, deferred financing costs and amortization of discounts/premiums that are expected to be incurred over the life of the debt are recognized as interest expense by the expected maturity date of the debt.

Shareholders' Equity

     CRIIMI MAE had authorized 300,000,000 and 120,000,000 shares of $0.01 par value common stock and had issued 119,633,634 and 62,353,170 shares as of June 30, 2001 and December 31, 2000, respectively. All shares issued are outstanding.

Per Share Amounts

     Basic earnings per share amounts for the three and six months ended June 30, 2001 and 2000 represent net income available to common shareholders divided by the weighted average common shares outstanding during the period. The weighted average common shares outstanding amount includes the weighted average amount of common shares payable or paid to preferred shareholders related to dividends as of the respective dividend declaration dates. Diluted earnings per share amounts for the three and six months ended June 30, 2001 and 2000 represent basic earnings per share adjusted for dilutive common stock equivalents, which for CRIIMI MAE could include stock options and certain series of convertible preferred stock. See Note 11 for a reconciliation of basic earnings per share to diluted earnings per share.

Consolidated Statements of Cash Flows

     Since the consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity, the consolidated statements of cash flows do not reflect investing and financing activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments.

     On the Effective Date, cash of approximately $127.2 million was used to payoff a portion of the principal relating to debt incurred prior to the Chapter 11 filing. The New Debt obligations aggregating approximately $429.2 million were incurred by the Company on the Effective Date to satisfy the remaining principal owed on these obligations. The cash outflow of $127.2 million is included in principal payments on secured borrowings and other debt obligations in the financing activities section of the consolidated statements of cash flows. The New Debt obligations of $429.2 million resulted in no cash inflow to the Company and, accordingly, are not reflected in the consolidated statements of cash flows.

     Also on the Effective Date, cash of approximately $44.7 million was used to payoff accrued interest on debt incurred prior to the Chapter 11 filing, cash of approximately $3.9 million was used to pay an emergence financing origination fee related to a portion of the New Debt, and cash of approximately $7.4 million was used to pay accrued payables owed by the Company related to the Chapter 11 filing. This cash activity is reflected in the operating activities section of the consolidated statements of cash flows within the net income line or the (decrease) increase in payables and accrued expenses line.

     Cash payments made for interest for the six months ended June 30, 2001 and 2000 were $84,469,121 and $81,200,828, respectively.

Comprehensive Income

     Comprehensive income includes net earnings as currently reported by the Company (before dividends accrued or paid on preferred shares) adjusted for other comprehensive income. Other comprehensive income for the Company consists of (a) changes in unrealized gains and losses related to the Company's CMBS and Other MBS and Insured Mortgage Securities accounted for as available for sale with changes in fair value recorded through equity, and (b) changes in fair value of interest rate caps related to intrinsic value.

New Accounting Statements

     In July 2000, the Financial Accounting Standards Board ("FASB") issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." This statement requires that all changes in assumptions regarding expected future cash flows related to such assets that are used to calculate income yields be recognized prospectively through revised income yields unless impairment is required to be recognized, at which time an investment is written down to fair value. EITF 99-20 impacts the Company's income recognition for its CMBS portfolio. Previously, in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("FAS 91"), the Company recognized changes in income yields due to changes in expected prepayment speeds as a cumulative catch-up in the period of change. In addition, in accordance with AICPA Practice Bulletin 6, the Company recognized changes related to expected future cash flows due to credit losses prospectively if the change resulted in less credit losses and as a cumulative catch-up if the change resulted in more credit losses, unless impairment was required to be recognized at which time the CMBS was written down to fair value. EITF 99-20 was adopted by the Company on April 1, 2001 and resulted in no adjustment to interest income or impairment. Additionally, the Company does not expect the adoption of EITF 99-20 to have a significant impact on the Company's CMBS income or impairment recognition in the future.

     During 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". FAS 133, as amended, establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under FAS 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge relationship and, if it is, depending on the type of hedge relationship. For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recorded through the income statement. For cash flow hedge transactions, effective changes in the fair value of the derivative instrument are reported in other comprehensive income while ineffective changes are recorded through the income statement. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the hedged cash flows. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings.

     Currently, the Company uses interest rate caps to hedge the variability in interest payments associated with its variable rate secured borrowing. Prior to FAS 133, the Company capitalized the purchase price of these interest rate caps and amortized the amount over the term of the interest rate cap. The Company has determined that these interest rate caps are effective cash flow hedges under FAS 133. From January 1, 2001 through June 30, 2001, in accordance with FAS 133, all changes in the fair value of the interest rate caps related to intrinsic value were recorded in other comprehensive income ("OCI") and all changes in fair value related to time value were recorded through earnings as changes in fair value related to time value were considered ineffective. Beginning July 1, 2001, the Company will record all changes in fair value (intrinsic and time value) through OCI in accordance with a recent

FASB Derivatives  Implementation Group interpretation.  Amounts recorded in
OCI will be  reclassified  into  earnings  in the period in which  earnings  are affected by the hedged cash flows. Upon the termination of a hedging relationship, the amount in OCI will be amortized over the remaining life of the hedged cash flows. The Company adopted FAS 133 on January 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type adjustment of $(135,142) in earnings to recognize at fair value the interest rate caps designated as cash flow hedges as of January 1, 2001. As of June 30, 2001, the Company had recorded an additional $(921,039) in earnings related to the change in fair value of these interest rate caps related to time value from January 2, 2001 to June 30, 2001. This loss is reflected in Hedging Loss on the income statement and the interest rate caps are carried as a part of Other Assets on the Balance Sheet.

     In June of 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142, among other things, prohibits the amortization of existing goodwill and certain types of other intangible assets beginning January 1, 2002 for the Company and establishes a new method of testing goodwill for impairment. Under FAS 142, the method for testing goodwill for impairment will occur at the reporting unit level (as defined in FAS 142) and will be performed using a fair-value based-approach. FAS 142 will be effective for the Company on January 1, 2002. The Company is currently assessing the impact of FAS 142.

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



                                                                   As of June 30, 2001           As of December 31, 2000
                                                             Amortized Cost    Fair Value     Amortized Cost    Fair Value
                                                             --------------    ----------     --------------    ----------
ASSETS:
Subordinated CMBS and other MBS (1)                           $ 859,364,669    $ 860,752,990   $ 109,256,045   $ 109,266,975
Subordinated CMBS pledged to creditors                                   --               --     745,520,425     747,579,293
Insured mortgage securities                                     379,045,550      370,254,464     390,840,884     385,751,407
Restricted cash and cash equivalents                             36,281,917       36,281,917      95,846,001      95,846,001
Other cash and cash equivalents                                  19,944,089       19,944,089     106,569,778     106,569,778
Accrued interest and principal receivable                        20,984,720       20,984,720      41,003,072      41,003,072
Interest rate protection agreements                               1,513,587          601,142         157,323          22,181

LIABILITIES:
Variable-rate secured borrowing                                 257,773,783      257,773,783              --              --
Series A senior secured notes                                   103,037,013       98,529,144              --              --
Series B senior secured notes                                    61,798,469       53,223,931              --              --
Securitized mortgage obligations:
   Collateralized bond obligations-CMBS                         281,810,817      289,211,038     280,520,265     283,336,965
   Collateralized mortgage obligations-insured mortgage         353,795,470      372,227,201     364,649,925     378,303,100
     securities
Variable-rate secured borrowings-CMBS                                    --               --     367,535,895             N/A
Senior unsecured notes                                                   --               --     100,000,000      94,750,000
Other financing facilities                                               --               --      91,049,522             N/A

(1) This amount includes approximately $7.2 million of amortized cost and fair value related to Other MBS as of June 30, 2001 and approximately $4.3 million as of December 31, 2000.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Subordinated CMBS and Other Mortgage-Backed Securities

     The Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of June 30, 2001 and

December 31, 2000, using a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average unleveraged yield to maturity. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally available research reports, (ii) recent trades, (iii) a relative comparison of dealer provided discount rates from the previous quarter to those disclosed in recent research reports, and (iv) communications with dealers and active Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of June 30, 2001 and December 31, 2000, it has disclosed the range of discount rates by rating category used in determining these fair market values in Note 4.

Insured Mortgage Securities

     Prior to March 31, 2000, the fair market value of the Company's portfolio of insured mortgage securities was based upon quotes obtained from an investment banking institution, which trades these investments on a daily basis. The
Company calculated the estimated fair market value of its insured mortgage securities portfolio as of June 30, 2001 and December 31, 2000. The Company used a discounted cash flow methodology to estimate the fair value of its insured mortgage securities portfolio. The cash flows were discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, (ii) a relative comparison of dealer provided quotes from the previous year to those disclosed in recent research reports and incorporating adjustments to reflect changes in the market, and (iii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities.

Restricted and Other Cash and Cash Equivalents, Accrued Interest and Principal Receivable

     The carrying amount approximates fair value because of the short maturity of these instruments.

Obligations Under Financing Facilities

     The fair value of the securitized mortgage obligations is calculated using a discounted cash flow methodology similar to the discussion on Subordinated CMBS above. The fair values of the Series A and Series B Senior Secured Notes are based on quoted market prices from investment banking institutions. The carrying amount of the Variable-Rate Secured Borrowing approximates fair value because the current rate on the debt resets monthly based on market rates.

Interest Rate Protection Agreements

     The fair value of interest rate protection agreements (used to hedge CRIIMI MAE's variable rate debt) is the estimated amount that CRIIMI MAE would receive to terminate the agreements as of June 30, 2001 and December 31, 2000, taking into account current interest rates and the current creditworthiness of the counterparties. The amount was determined based on a quote received from the counterparty to each agreement.

4.       SUBORDINATED CMBS

The aggregate investment by the underlying rating of the Subordinated CMBS is as follows:

                                        Weighted                                    Range of Discount  Amortized Cost Amortized Cost
                  Face Amount as of   Average Pass    Weighted     Fair Value as of   Rates Used to    as of 06/30/01 as of 12/31/00
Security Rating   06/30/01 (in         Through Rate  Average Life  06/30/01 (in       Calculate Fair   (in millions)  (in millions)
                   millions)            6/30/01          (1)        millions)            Value            (6)            (6)
---------------  ------------         -------------  ------------  ------------     ----------------  --------------  --------------
A+ (2)(9)         $   62.6                7.0%         5 years      $   60.3               7.9%        $   58.3         $  58.0

BBB+ (2)(9)          150.6                7.0%        10 years         132.1               8.9%           130.6           130.1

BBB (2)(9)           115.2                7.0%         11 years         96.8               9.4%            93.7            93.2

BB+                  319.0                7.0%         12 years        214.6        12.3%-12.6%           217.2           215.5

BB                    70.9                7.0%         12 years         44.8              13.2%            45.7            45.4

BB-                   35.4                7.0%         13 years         21.1              14.0%            21.5            21.3

B+                    88.6                7.0%         13 years         48.1              15.2%            48.9            48.6

B                    177.2                7.0%         14 years         87.0        16.0%-17.0%            88.5            87.9

B-                   118.3                7.1%         15 years         50.9        18.5%-19.0%            51.6            51.3

CCC                   70.9                7.0%         16 years         17.1              31.0%            16.9            17.0

Unrated/Issuer's     367.5                4.9%         19 years         80.7        32.0%-33.0%            79.2            82.2
Equity (3)
                 ----------                                         ---------                        ----------        ----------

Total (4)(5)(7)   $1,576.2                6.5%         14 years     $  853.5 (8)                        $ 852.1 (7)     $ 850.5
                 ==========                                         =========                        ==========        ==========

(1) Weighted average life represents the weighted average expected life of the Subordinated CMBS prior to consideration of losses, extensions or prepayments.

(2) In connection with a resecuritization of CMBS effected by the Company in 1998 ("CBO-2"), $62.6 million (originally A rated, currently A+ rated) and $60.0 million (originally BBB rated, currently BBB+ rated) face amount of investment grade securities were sold with call options and $345 million (originally A rated, currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, the Company initially retained $90.6 million (originally BBB rated, currently BBB+ rated) and $115.2 million (originally BBB- rated, currently BBB rated) face amount of securities, both with call options, with the intention to sell the securities at a later date. Such sale occurred March 5, 1999. Since the Company retained call options on certain sold bonds, the Company did not surrender control of these assets pursuant to the requirements of FAS 125 and thus these securities are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, CRIIMI MAE has retained the securities with call options in its Subordinated CMBS portfolio reflected on its balance sheet.

(3) The Company's unrated bonds/issuer's equity from a resecuritization of CMBS effected by the Company in 1996 ("CBO-1"), CBO-2 and Nomura experienced principal write downs during the following periods due to realized losses related to certain underlying mortgage loans:

                                                      CBO-1          CBO-2         Nomura
                                                    ---------      ---------      ---------
Year 1999                                          $  738,000      $       --      $     --
Year 2000                                           3,201,000       1,087,000            --
January 1, 2001 through June 30, 2001                  59,000       4,567,000            --
                                                   ----------      ----------      --------
Cumulative Realized Losses through June 30, 2001   $3,998,000      $5,654,000      $     --
                                                   ===========    ===========      ========

(4) CRIIMI MAE, through CMSLP, performs servicing functions on a total CMBS pool, including the sub-special servicer for specially serviced loans, as summarized below:



                                                       06/30/01               03/31/01             12/31/00
                                                       --------               --------             --------
Total CMBS Pool                                  $   19.7 billion       $   20.0 billion      $   20.2 billion (d)
                                                 ==================    ===================    ==================

Specially serviced loans due to monetary
default (b)(c)                                   $  408.9 million       $  373.0 million      $ 259.1 million
Specially serviced loans due to covenant
default/other                                       109.5 million           70.5 million          51.5 million
                                                 ------------------    -------------------    ------------------
Total specially serviced loans                   $  518.4 million (a)   $  443.5 million      $  310.6 million
                                                 ==================    ===================    ==================

     (a) As of June 30, 2001, the specially serviced mortgage loans were secured by property of the types and at the locations identified below:

Property Type      $ (in millions)       Percentage         Geographic Location(b)    $ (in millions)   Percentage
-------------      --------------        ----------         ----------------------    ---------------   ----------
Retail............   $   203.2              39%              Oregon.................      $   58.9          11%
Hotel..............      184.4              36%              Texas...........                 56.7          11%
Multifamily......         42.1               8%              New York...............          40.7           8%
Office......              35.6               7%              California.............          37.3           7%
Healthcare.               28.9               6%              Florida................          30.2           6%
Industrial.........       16.5               3%              Michigan...............          28.5           5%
Other...............       7.7               1%              Virginia...............          19.6           4%
                        --------          -------            Other..................         246.5          48%
                                                                                          ---------       ------
Total............       $518.4             100%                 Total...............      $  518.4         100%
                        ========          =======                                         =========       ======

     (b) Includes $69.7 million, $56.4 million, and $48.3 million of Real Estate Owned ("REO") by underlying trusts.

     (c) The increase in the specially serviced loans is due primarily to an increase in defaults related to underlying commercial mortgage loans secured principally by retail and hotel properties which have been adversely impacted by a variety of factors, including the economic slowdown.

     (d) During 2000, certain servicing rights were transferred in conjunction with the sale of CMBS subject to the CMBS Sale.

     "Appraisal Reductions" for the CMBS transactions in which the Company retains an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

                                                             CBO-1           CBO-2           Nomura
                                                           ---------       ----------      ----------
Year 1999                                                 $       --      $        --       $      --
Year 2000                                                  1,872,000       18,102,000              --
January 1, 2001 through June 30, 2001                      7,564,000        4,417,000         440,000
                                                         -----------      -----------       ---------
Cumulative Appraisal Reductions through June 30, 2001    $ 9,436,000      $22,519,000       $ 440,000
                                                         ===========      ===========       =========

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

     (5) As of June 30, 2001 and December 31, 2000, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by property of the types and at the locations identified below:

                      6/30/01          12/31/00                                         6/30/01           12/31/00
Property Type      Percentage(a)     Percentage(a)          Geographic Location(b)    Percentage(a)     Percentage(a)
-------------      ------------     --------------         -----------------------   --------------    --------------
Retail........          30%              30%               California.............         16%               17%
Multifamily...          29%              30%               Texas..................         13%               13%
Hotel.........          14%              14%               Florida................          8%                8%
Office........          13%              13%               New York...............          5%                5%
Other.........          14%              13%               Other(c)...............         58%               57%
                      -------          --------                                          -------           -------
  Total.......         100%             100%                 Total................        100%              100%
                      =======          ========                                          =======           =======

     (a) Based on a percentage of the total unpaid principal balance of the underlying loans.

     (b) No significant  concentration by region.

     (c) No other individual state makes up more than 5% of the total.

     (6) Amortized cost reflects $143.5 million of impairment charges related to the retained CMBS (except for the A+ and BBB+ rated tranche) which were recognized in the fourth quarter of 2000. At December 31, 2000, the Company revised its overall expected loss estimate related to its CMBS portfolio from $225 million to $298 million with such total losses expected to occur over the life of the investment. In addition, the Company expects such revised losses to occur sooner than originally expected because of the slowing U.S. economy. This revised loss estimate was a result of an increase in the number of loans that were placed in special servicing due primarily to monetary loan defaults. As of December 31, 2000, $310.6 million in mortgage loans underlying the Company's CMBS portfolio were in special servicing. As of March 31, 2001, this amount had grown to $443.5 million, or 2.2% of the underlying mortgage loans in the CMBS portfolio, an increase from 1.3% when the Company revised its yields as of April 1, 2000 (as discussed in the following table). During 2001 and 2002, respectively, the Company expects that aggregate losses on the underlying mortgage loans will be approximately $3 million and $21 million in excess of that anticipated when it revised its yields as of April 1, 2000. There can be no assurance that the Company's estimate of expected losses will not be exceeded by additional adverse events, such as a continuing economic slowdown. As the Company had determined that the current estimate of expected credit losses exceeded credit losses as previously projected, the Company believed its CMBS portfolio had been impaired under FAS 115 as of December 31, 2000. As the fair value of the CMBS was $143.5 million below the amortized cost basis as of December 31, 2000, the Company recorded an other than temporary impairment charge through the income statement of $143.5 million during the fourth quarter of 2000. Unrealized losses related to these CMBS were previously recognized through other comprehensive income in the equity section of the balance sheet and as a result the impact of the impairment charge was not material to book equity. As a result of the impairment recognized, the revised amortized cost basis of the CMBS as of December 31, 2000 substantially equaled management's estimate of their fair value.

     (7) Refer to Notes 1 and 8 for information regarding the Subordinated CMBS for tax purposes.

     (8) As of June 30, 2001, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $40.2 million, $804.1 million and $9.2 million, respectively.

     (9) In June 2001,  Standard & Poor's  upgraded its ratings on the following
CMBS: The Company's CBO-2 CMBS with original ratings of A, BBB and BBB- were upgraded to A+, BBB+ and BBB, respectively. The upgraded ratings reflected stable credit enhancement levels since issuance resulting from the strong performance of the underlying pool of commercial mortgage securities.

     The following table summarizes additional information relating to the Company's Subordinated CMBS on an aggregate pool basis as of June 30, 2001:

                                                                                            Current
                                                    Original         Anticipated           Anticipated
                                                    Anticipated      Yield to               Yield to
                                                    Yield to         Maturity               Maturity
         Pool                                       Maturity (1)     as of 4/1/00 (1)    as of 1/1/01 (1)
         ----                                      -------------     ----------------    ----------------
        Retained Securities from
        CRIIMI 1998 C1 (CBO-2)                        10.3%             10.5%(2)             11.8% (3)

        Retained Securities from
        CRIIMI 1996 C1 (CBO-1)                        20.7%             22.3%(2)             21.0% (3)

        Nomura Asset Securities Corp.
        Series 1998-D6 Tranche B7                     12.0%             13.6%(2)             25.3% (3)
                                                    ---------          ----------           ----------

        Weighted Average                              10.9%             11.1%(2)             12.4% (3)


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

     (3) As previously discussed, as of December 31, 2000, the Company revised its overall expected loss estimate related to its CMBS portfolio from $225 million to $298 million which resulted in impairment recognition to the CMBS. As a result of recognizing impairment, the Company again revised its anticipated yields as of January 1, 2001, which are used to recognize interest income beginning January 1, 2001. These anticipated revised yields take into account the lower cost basis as of December 31, 2000, and contemplate larger than previously anticipated losses and those losses occurring sooner than anticipated. While the Company expects lower cash flows from its CMBS portfolio than its previous estimates, yields actually increase because of a reduction in the carrying value of the Company's CMBS portfolio to fair value (i.e., cash flows divided by a much lower asset base cause yields to increase).

     The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in GAAP income recognition which is greater than or less than cash received. For the six months ended June 30, 2001 and 2000, the amount of income recognized in excess of cash received due to the effective interest rate method was approximately $4.9 million and $4.2 million, respectively.

5.       INSURED MORTGAGE SECURITIES

CRIIMI MAE owns the following mortgages directly or indirectly through wholly-owned subsidiaries:

                                                                        As of June 30, 2001
                                                                        -------------------
                                                                                              Weighted
                                            Number of                                         Average
                                            Mortgage                                         Effective      Weighted Average
                                           Securities    Fair Value     Amortized Cost     Interest Rate    Remaining Term
                                           ---------------------------  ---------------    ---------------------------------
CRIIMI MAE                                      1       $   5,275,354    $   5,387,561         8.00%         34 years
CRIIMI MAE Financial Corporation               33 (2)     116,842,736      118,590,616         8.38%         28 years
CRIIMI MAE Financial Corporation II            44         191,740,177      197,459,319         7.20%         26 years
CRIIMI MAE Financial Corporation III           21          56,396,197       57,608,054         7.85%         28 years
                                           -------     ---------------  ---------------                   ------------
                                               99 (1)  $  370,254,464    $ 379,045,550         7.68% (3)     27 years (3)
                                           =======     ===============  ===============                   ============

                                                                      As of December 31, 2000
                                                                      -----------------------
                                                                                              Weighted
                                            Number of                                         Average
                                            Mortgage                                         Effective       Weighted Average
                                           Securities  Fair Value (1)    Amortized Cost     Interest Rate     Remaining Term
                                           ----------------------------  ---------------    ---------------------------------
CRIIMI MAE                                      1         $ 5,345,888      $ 5,402,206         8.00%         34 years
CRIIMI MAE Financial Corporation               35         124,117,999      124,785,553         8.39%         28 years
CRIIMI MAE Financial Corporation II            45         197,158,703      200,934,735         7.20%         26 years
CRIIMI MAE Financial Corporation III           22          59,128,817       59,718,390         7.83%         29 years
                                           -------     ---------------  ---------------                     ----------
                                              103        $385,751,407     $390,840,884         7.69% (3)     27 years (3)
                                           =======     ===============  ===============                   ============

     (1) During the six months ended June 30, 2001, there were two prepayments of mortgage loans underlying mortgage securities held by CRIIMI MAE's financing subsidiaries referenced above. These prepayments generated net proceeds of approximately $4.0 million and resulted in a net financial statement gain of approximately $39,300, which is included in net (losses) gains on mortgage securities dispositions on the accompanying consolidated statement of income for the six months ended June 30, 2001.

     (2) During the six months ended June 30, 2001, one of CRIIMI MAE's financing subsidiaries received payments from HUD relating to the assignment of two mortgage loans with a combined amortized cost of approximately $5.6 million. These assignments resulted in a net financial statement loss of approximately ($95,100), which is included in net (losses) gains on mortgage securities dispositions on the accompanying consolidated statement of income for the six months ended June 30, 2001.

     (3) Weighted averages were computed using total face value of the mortgage securities.

6.       OBLIGATIONS UNDER FINANCING FACILITIES

     Discussed below are the Company's obligations under financing facilities as of June 30, 2001 and December 31, 2000. All such obligations existing immediately prior to the Effective Date, to the extent constituting allowed claims, were paid in full on the Effective Date as part of the Reorganization Plan (except for a claim related to First Union), through either a cash payment or issuance of New Debt, or a combination of both. See Note 13 for additional information related to the First Union claim.

Obligations Outstanding as of June 30, 2001 and December 31, 2000

The following table summarizes CRIIMI MAE's debt outstanding for the six months ended June 30, 2001 and for the year ended December 31, 2000.


                                                                 Six months ended June 30, 2001
                                       -----------------------------------------------------------------------------------
                                                            Effective                     Average
                                                             Rate at      Average         Effective
                                        Ending Balance     Quarter End    Balance           Rate    Stated Maturity Date
                                       -----------------   ---------------------------    --------------------------------
Variable-rate secured borrowing            $257,773,783        8.5%      $112,884,302 (8)     8.5%            April 2005

Series A senior secured notes               103,037,013       12.1%        43,319,620 (8)    12.1%            April 2006

Series B senior secured notes                61,798,469       20.8%        25,406,037 (8)    20.8%            April 2007

Securitized mortgage obligations:

          CMBS (3)                          281,810,817        9.1%       281,294,604         9.1%     Nov 2006-Nov 2011

          Freddie Mac Funding Note (4)      189,048,578        7.5%       191,151,366         7.5%             Sept 2031

          Fannie Mae Funding Note (5)        55,721,662        7.4%        56,296,121         7.4%            March 2035

          CMO (6)                           109,025,230        7.5%       113,179,432         7.5%              Jan 2033

Variable-rate secured borrowings -
       CMBS (1) (2)                                  --          --       216,823,976 (9)     6.8%  March 1999-Sept 2000

Bank term loan  (2)                                  --          --           772,778 (9)     7.0%              Dec 1998

Working capital line of credit (2)                   --          --        23,777,778 (9)     7.4%              Dec 1998

Bridge loan (2)                                      --          --        29,573,327 (9)     8.0%              Feb 1999

Senior unsecured notes (2)                           --          --        59,444,444 (9)     9.1%              Dec 2002
                                         --------------                --------------        -----
          Total                          $1,058,215,552                $1,153,923,785         8.4%
                                         ==============                ==============        =====


                                                                  Year ended December 31, 2000
                                       -------------------------------------------------------------------------------------
                                                                                           Average
                                                            Effective Rate    Average     Effective
                                        Ending Balance        Year End        Balance       Rate       Stated Maturity Date
                                       ---------------      -------------------------    ------------------------------------
Securitized mortgage obligations:
       CMBS (3)                          $  280,520,265      9.1%       $ 279,680,235       9.1%        Nov 2006-Nov 2011

       Freddie Mac Funding Note (4)         192,168,879      7.5%         196,385,577       7.5%                Sept 2031

       Fannie Mae Funding Note (5)           57,765,188      7.4%          58,988,331       7.4%               March 2035

       CMO (6)                              114,715,858      7.5%         115,196,505       7.5%                 Jan 2033

       CMO-loan originations (7)                     --          --       334,884,751       6.6%                       --

Variable-rate secured borrowings -
       CMBS (1)(2)                          367,535,895      7.9%         547,769,490       7.5%     March 1999-Sept 2000

Senior unsecured notes (2)                  100,000,000      9.1%         100,000,000       9.1%                 Dec 2002

Bank term loan (2)                            1,300,000      8.0%           1,300,000       7.6%                 Dec 1998

Working capital line of credit (2)           40,000,000      8.4%          40,000,000       8.2%                 Dec 1998

Bridge loan (2)                              49,749,522      9.0%          49,749,522       8.6%                 Feb 1999
                                         --------------                ---------------    ----------
          Total                          $1,203,755,607                $1,723,954,411       8.1%
                                       =================               ===============    ==========

     (1) Certain debt balances were reduced to reflect application of net cash flow received during the Chapter 11 proceeding.

     (2) These facilities were in default as of December 31, 2000 due to the Company's Chapter 11 filing. All outstanding unpaid amounts under these facilities, to the extent they constituted allowed claims, were paid in full in connection with the Reorganization Plan, except for the allowed claim related to First Union, as discussed in Note 13, through either cash payment or issuance of New Debt or a combination of both.

     (3) As of June 30, 2001 and December 31, 2000, the face amount of the debt was $328,446,000 and $328,446,000 with unamortized discount of $46,635,183 and
$47,925,734, respectively. During the six months ended June 30, 2001 and 2000, discount amortization of $1,290,551 and $1,182,695, respectively, was recorded as interest expense.

     (4) As of June 30, 2001 and December 31, 2000, the face amount of the note was $194,655,889 and $198,070,722, respectively, with unamortized discount of $5,607,311 and $5,901,843, respectively. During the six months ended June 30, 2001 and 2000, discount amortization of $294,532 and $1,559,156, respectively, was recorded as interest expense.

     (5) As of June 30, 2001 and December 31, 2000, the face amount of the note was $56,992,904 and $59,112,927, respectively, with unamortized discount of $1,271,242 and $1,347,738, respectively. During the six months ended June 30, 2001 and 2000, discount amortization of $76,496 and $108,030, respectively, was recorded as interest expense.

     (6) As of June 30, 2001 and December 31, 2000, the face amount of the note was $111,808,916 and $117,729,663, respectively, with unamortized discount of $2,783,686 and $3,013,806, respectively. During the six months ended June 30, 2001 and 2000, discount amortization of $230,120 and $357,329, respectively, was recorded as interest expense.

     (7) As of June 30, 2001 and December 31, 2000, the face amount of the debt was $-0- and $-0- and with unamortized discount of $-0- and $-0-, respectively. During the six months ended June 30, 2001 and 2000, discount amortization of $-0- and $670,319, respectively, was recorded as interest expense.

     (8) The average balances of the New Debt from their effective date of April 17, 2001 to June 30, 2001 were $260,460,505 for the Variable-Rate Secured Borrowing, $103,174,063 for the Series A Senior Secured Notes and $61,798,469 for the Series B Senior Secured Notes.

     (9) The average balances of these facilities prior to the Effective Date (for the period January 1, 2001 to April 17, 2001) were: $364,733,653 for the variable-rate secured borrowings, $1,300,000 for the Bank term loan, $40,000,000 for the working capital line of credit, $49,749,522 for the bridge loan and $100,000,000 for the senior unsecured notes.

New Debt Effective as of Emergence from Chapter 11

     The New Debt, which closed on the Effective Date, consists of three components, as identified below. Substantially all cash flows relating to existing assets are, or are currently expected to be, used to satisfy principal, interest and fee obligations under the New Debt. The New Debt is secured, directly or indirectly, by substantially all of the existing assets of the Company. There are restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds in connection with the New Debt. In addition to the further descriptions of the New Debt components set forth below, reference is made to the New Debt operative documents filed as exhibits to a Current Report on Form 8-K in June 2001, for a more detailed description of the New Debt including payment terms, restrictive covenants, events of default, and collateral. See "Affiliate Reorganization" discussion below relating to the collateral structure for the New Debt.

     Variable-Rate Secured Borrowing

     The Variable-Rate Secured Borrowing (in the form of a repurchase transaction), in an original principal amount of $262.4 million, provides for
(i) interest at a rate of one month LIBOR plus 3.25% payable monthly, (ii) principal repayment/amortization obligations, (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of each of 24, 30, 36 and 42 months after the Effective Date, and (iv) maturity on April 17, 2005. A monthly principal payment sufficient to amortize the related debt over a 15-year period, and additional principal amortization payments resulting from a cash flow sweep are required until the original principal balance has been reduced by $50 million. Thereafter, a monthly principal payment sufficient to amortize the related debt over a 13-year period will be required subject to the reinstatement of the cash flow sweep under certain limited circumstances. The Variable-Rate Secured Borrowing had an outstanding principal balance of $257.8 million as of June 30, 2001. In connection with this secured financing, the outstanding stock of a subsidiary was transferred to the lenders pursuant to a repurchase agreement. The obligations under the repurchase agreement are secured by a first or third priority lien on certain CMBS, the stock in certain subsidiaries, and certain deposit accounts. The foregoing transferred stock and assets securing the Variable-Rate Secured Borrowing also secure the Series A and Series B Senior Secured Notes which constitute the balance of the New Debt.

     Series A Senior Secured Notes

     The Series A Senior Secured Notes, representing an aggregate original principal amount of $105 million, provide for (i) interest at a rate of 11.75% per annum payable monthly, (ii) principal repayment/amortization obligations,
(iii) extension fees of 1.5% of the unpaid principal balance payable at the end of each of 48, 54, 60 months after the Effective Date, and (iv) maturity on April 17, 2006. The cash flow from the miscellaneous assets referenced below, which secure both the Series A Senior Secured Notes and the Series B Senior Secured Notes, will be applied, on a monthly basis, as principal amortization payments on the Series A Senior Secured Notes. Additionally, principal amortization payments of $5 million, $15 million, and $15 million are required on the Series A Senior Secured Notes at the end of 24, 36 and 48 months, respectively, after the Effective Date. The Series A Senior Secured Notes had an aggregate outstanding principal balance of $103.0 million as of June 30, 2001, and are secured by a first priority lien on the stock transferred in connection with the Variable-Rate Secured Borrowing, by a first or second priority lien on certain CMBS, the stock in certain subsidiaries, and certain deposit accounts (these assets also securing the Variable-Rate Secured Borrowing), and by a first priority lien on certain miscellaneous assets.

     Series B Senior Secured Notes

     The Series B Senior Secured Notes, representing an aggregate original principal amount of approximately $61.8 million, provide for (i) interest at a rate of 13% per annum, payable semi-annually, with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees of 1.5% of the unpaid principal balance payable at the end of each of 48, 54 and 60 months after the Effective Date (with the payment 60 months after the Effective Date also including an amount based on the unpaid principal balance 66 months after the Effective Date), and (iii) maturity on April 17, 2007. The Series B Senior Secured Notes had an aggregate outstanding principal balance of $61.8 million as of June 30, 2001, and are secured by a second priority lien on the stock transferred in connection with the Variable-Rate Secured Borrowing (this asset also securing the Series A Senior Secured Notes), by a second or third priority lien on certain CMBS, the stock in certain subsidiaries, and certain deposit accounts (those assets also securing the Variable-Rate Secured Borrowing and the Series A Senior Secured Notes), and by a second priority lien on certain miscellaneous assets (these assets also securing the Series A Senior Secured Notes).

Affiliate Reorganization

     On the Effective Date, the Company effected an affiliate reorganization in order to indirectly secure the New Debt with the equity interests in CBO-1 and CBO-2. Pursuant to the affiliate reorganization, the Company formed a new REIT subsidiary (all shares of which were originally issued to the Company), pledged certain bonds including certain previously pledged bonds (the "Pledged Bonds") and all outstanding shares of two qualified REIT subsidiaries (which own the equity interests in CBO-1 and CBO-2) (the "QRS Shares") to secure the New Debt, pledged the shares in the new REIT subsidiary (the "REIT Shares") to secure the New Debt represented by the Series A Senior Secured Notes and the Series B Senior Secured Notes, contributed the Pledged Bonds and the QRS Shares to the new REIT subsidiary, and transferred the REIT Shares, in a repurchase transaction, to the lenders which provided the New Debt represented by the Variable-Rate Secured Borrowing. Subject to the terms of the documents evidencing the New Debt, the Company has retained the right to exercise all voting and other corporate rights and powers of ownership with respect to the REIT Shares.

Information Regarding Certain Collateral Securing New Debt

     Set forth below is certain information relating to the carrying value of certain assets securing all three components of the New Debt.

                                                 Carrying Value at June 30, 2001
Collateral                                                (in millions)
----------                                       -------------------------------
Certain CMBS (1)                                             $470.0
CBO REIT Stock(2)                                       Not Available
CMBS Corp Stock(3)                                      Not Available
QRS 1, Inc. Stock(4)                                    Not Available


     (1) Represents certain bonds pledged by CRIIMI MAE (i.e., the CBO-2 B-, B, B+, BB-, BB, BB+ rated bonds and the Nomura unrated bond) to secure the New Debt. Such bonds are currently owned by CBO REIT, Inc., a subsidiary of CRIIMI MAE.

     (2) Represents all outstanding shares of CBO REIT, Inc. first pledged by CRIIMI MAE to secure the Series A Senior Secured Notes and Series B Senior Secured Notes and then transferred by CRIIMI MAE in a repurchase transaction in connection with the Variable-Rate Secured Borrowing. CBO REIT, Inc. currently owns the pledged bonds identified in footnote (1) above.

     (3) Represents all outstanding shares of CRIIMI MAE CMBS Corp pledged by CRIIMI MAE to secure the New Debt. Such shares are currently owned by CBO REIT, Inc. CRIIMI MAE CMBS Corp owns the CCC rated and unrated bonds from CBO-2 (representing the equity interests in CBO-2). The carrying value of these CBO-2 bonds was approximately $54.1 million at June 30, 2001.

     (4) Represents all outstanding shares of CRIIMI MAE QRS 1, Inc. pledged by CRIIMI MAE to secure the New Debt. Such shares are currently owned by CBO REIT, Inc. CRIIMI MAE QRS 1, Inc. owns the B- rated and unrated bonds from CBO-1 (representing the equity interests in CBO-1). The carrying value of these CBO-1 bonds was approximately $40.2 million at June 30, 2001.

Other Debt Related Information

     Changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's securitized obligations. Fluctuations in interest rates will continue to impact the value of CRIIMI MAE's mortgage assets and could impact the net interest margin through increased cost of funds on the variable-rate debt in place. CRIIMI MAE has a series of interest rate cap agreements in place in order to partially limit the adverse effects of rising interest rates on the remaining variable-rate debt. When CRIIMI MAE's cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any variable-rate borrowings unless the caps are replaced at equivalent rates or other steps are taken to mitigate this risk. Furthermore, CRIIMI MAE has interest rate risk to the extent that the LIBOR interest rate increases between the current rate and the cap rate. However, CRIIMI MAE follows a policy to hedge at least 75% of the principal amount outstanding of its variable-rate debt. As of June 30, 2001 and December 31, 2000, 86% and 93%, respectively, of CRIIMI MAE's variable-rate debt was hedged. See Note 7 for further discussion of interest rate caps.

     For the six months ended June 30, 2001, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts and deferred financing fees of approximately $3.1 million, was approximately 8.4%. As of June 30, 2001, CRIIMI MAE's debt-to-equity ratio was approximately 3.8 to 1 and CRIIMI MAE's non-match-funded debt-to-equity ratio was approximately 1.5 to 1.

     The following table lists the fair market value of the collateral related to the Company's securitized mortgage obligations.

                                    Collateral Fair Value ($ in millions) as of
Securitized Mortgage Obligations           June 30, 2001      December 31, 2000
--------------------------------          --------------      -----------------
CMBS                                           $289                  $283
Freddie Mac Funding Note                        192                   197
Fannie Mae Funding Note                          56                    59
CMO                                             117                   124


Debt Prior to Emergence from Chapter 11:

     Variable-Rate Secured Borrowings-CMBS

     When CRIIMI MAE purchased Subordinated CMBS, it initially financed (generally through short-term, variable-rate secured borrowings) a portion of the purchase price of the Subordinated CMBS. These secured borrowings were either provided by the issuer of the CMBS pool or through other lenders under master secured borrowing agreements. The secured borrowings were secured by certain rated CMBS with an aggregate fair value of approximately $464 million as of December 31, 2000.

     The  allowed  claims  related  to  the  foregoing   variable-rate   secured
borrowings were paid in full on the Effective Date in cash or through a combination of cash and the new Variable-Rate Secured Borrowing.

     Senior Unsecured Notes

     In November 1997, CRIIMI MAE issued senior unsecured notes due on December 1, 2002 in an aggregate principal amount of $100 million. Such unsecured notes were effectively subordinated to the claims of any secured lender to the extent of the value of the collateral securing such indebtedness. Interest on the unsecured notes was payable semi-annually in arrears on June 1 and December 1, commencing June 1, 1998 at a fixed annual rate of 9.125%.

     The allowed claims related to such unsecured notes were paid in full on the Effective Date through a combination of cash, Series A Senior Secured Notes and Series B Senior Secured Notes.

     Bank Term Loan

     In connection with the Merger, CM Management assumed certain debt of certain mortgage businesses affiliated with CRI in the principal amount of $9.1 million (the "Bank Term Loan"). The Bank Term Loan was secured by certain cash flows generated by CRIIMI MAE's direct and indirect interests in the AIM Funds and was guaranteed by CRIIMI MAE. The collateral for this loan was carried at a cost basis of approximately $11.4 million on the balance sheet as of December 31, 2000 and was reflected in equity investments. The loan required quarterly principal payments of $650,000 and was scheduled to mature on December 31, 1998. The amount outstanding as of December 31, 2000 was $1.3 million. Interest on the loan was based on LIBOR, plus a spread of 1.25%.

     The allowed claim related to the Bank Term Loan was paid in full, in cash, on the Effective Date.

     Working Capital Line of Credit

     In 1996, CRIIMI MAE entered into an unsecured working capital line of credit provided by two lenders which provided for up to $40 million in borrowings. The credit facility matured on December 31, 1998. Outstanding borrowings under this line of credit were based on interest at one-month LIBOR plus a spread of 1.75%. As of December 31, 2000, $40 million in borrowings were outstanding under this facility.

     The Company's litigation with First Union (one of the two lenders) was not settled or resolved prior to the Effective Date; and therefore, the classification of First Union's claim under the Reorganization Plan was not determined at the Effective Date (see Note 13 for further information regarding
(a) the status of the First Union litigation, and (b) the treatment of First Union's Claim on the Effective Date of the Reorganization Plan).

     The allowed claim related to the other lender was paid in full on the Effective Date through a combination of cash, Series A Senior Secured Notes and Series B Senior Secured Notes.

     Bridge Loan

     In August 1998, CRIIMI MAE entered into a bridge loan for $50 million provided by a lender. The total unpaid principal balance and accrued interest was due in February 1999. Outstanding borrowings under this loan were based on interest at one-month LIBOR plus a spread of 2.25%. As of December 31, 2000, approximately $50 million in borrowings was outstanding under this loan.

     The allowed claim related to the bridge loan was paid in full on the Effective Date through a combination of cash, Series A Senior Secured Notes and Series B Senior Secured Notes.

7.       INTEREST RATE PROTECTION AGREEMENTS

     CRIIMI MAE has entered into interest rate protection agreements to partially limit the adverse effects of potential rising interest rates on its variable-rate borrowings. Interest rate caps ("caps"), as shown below, provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. At June 30, 2001, CRIIMI MAE held caps with a notional amount of $222 million and approximately 86% of the Company's variable-rate debt was hedged.

Notional Amount           Effective Date        Maturity Date (2)      Cap (2)    Index (3)
----------------          --------------        -----------------     --------    ---------
  $  25,000,000           September 6, 1998     August 6, 2001         6.6523%    1M LIBOR
    197,000,000           April 2, 2001         April 2, 2003          5.2500%    1M LIBOR
  -------------
  $222,000,000 (1)
  =============

     (1) CRIIMI MAE's designated interest rate protection agreements hedge CRIIMI MAE's variable-rate borrowing costs.
     (2) The weighted average strike price is approximately 5.41% and the weighted average remaining term for these interest rate cap agreements is approximately 19 months.
     (3) The one month  LIBOR rate was 3.8625% at June 30,  2001.

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

8.       DIFFERENCES BETWEEN FINANCIAL STATEMENT NET INCOME AND TAXABLE LOSS

     The differences between financial statement (GAAP) net income (loss) and taxable income (loss) are generally attributable to differing treatment of unrealized/realized gains and losses associated with certain assets; the bases, income, impairment, and/or credit loss recognition related to certain assets; certain reorganization costs; and amortization of various costs. The distinction between taxable income (loss) and GAAP net income (loss) is important to the Company's shareholders because dividends or distributions are declared and paid on the basis of taxable income. The Company does not pay Federal income taxes so long as it satisfies the requirements for exemption from taxation pursuant to the REIT requirements of the Code. The Company calculates its taxable income, or taxable loss, as if the Company were a regular domestic corporation. This taxable income or taxable loss level determines the amount of dividends, if any, the Company is required to pay out over time in order to eliminate its tax liability.

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

     A summary of the Company's 2001 net operating loss for the first six months is as follows:

January 2000 loss                                                                                         $478  million
LESS:   Portion recognized in 2000                                                                        (120) million
LESS:   Portion recognized during the six months ended June 30, 2001                                       (60) million
                                                                                                          --------------
Balance remaining of January 2000 Loss to be recognized in future periods                                 $298  million
                                                                                                          ==============

Taxable income for the six months ended June 30, 2001 before recognition of January 2000 Loss (1)         $ 15  million
LESS:   January 2000 Loss recognized during the six months ended June 30, 2001                             (60) million
                                                                                                          --------------
Net Operating Loss for the six months ended June 30, 2001                                                 ($45) million
                                                                                                          ==============

Net Operating Loss through December 31, 2000                                                              ($50) million
Net Operating Loss created during the six months ended June 30, 2001                                       (45) million
Net Operating Loss utilization                                                                               0  million
                                                                                                          --------------
Net Operating Loss carried forward for use in future periods                                              ($95) million
                                                                                                          ==============

     (1) Taxable income for the six months ended June 30, 2001 includes an approximate $8.6 million loss on certain Trading Assets in connection with the transfer of certain Trading Assets on April 17, 2001 to CBO REIT, Inc. in connection with the affiliate reorganization effected to facilitate the collateral structure for the New Debt. Assets transferred to CBO REIT, Inc. are no longer required to be marked-to-market on a tax basis.

9.       COMMON STOCK

     As of the Effective Date, 300,000,000 shares of $0.01 par value common stock were authorized; and, as of June 30, 2001 and December 31, 2000, 119,633,634 and 62,353,170 shares, respectively, were issued and outstanding. In January 2001, 2,000 common shares were issued to each non-employee director pursuant to the Non-Employee Director Stock Plan. During February and March 2001, 32,547,041 common shares were issued as a result of the conversion of 2,496,535 shares of Series G Redeemable Cumulative Dividend Preferred Stock (the "Series G Preferred Stock"). From January 1, 2001 through June 30, 2001, 4,147,639 common shares were issued as a result of the conversion of 30,000 shares of Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock"). On April 17, 2001, 1,677,944 common shares were issued in payment of an allowed claim for accrued and unpaid dividends and (interest on accrued and unpaid dividends) on the Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock"), 1,893,239 common shares were issued in payment of an allowed claim for accrued and unpaid dividends (and interest on accrued and unpaid dividends) on the Series D Cumulative Convertible Preferred Stock (the "Series D Preferred Stock") and 2,061,471 common shares were issued in payment of accrued and unpaid dividends on Series E Preferred Stock. On June 1, 2001, 14,545,081 common shares were issued in payment of accrued and unpaid dividends on the Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). On June 29, 2001, 406,049 common shares were issued in payment of accrued and unpaid dividends on the Series E Preferred Stock. On July 2, 2001, 1,859,959 common shares were issued in payment of accrued and unpaid dividends on the Series F Redeemable Cumulative Dividend Preferred Stock (the "Series F Preferred Stock"), and 1,894,500 common shares were issued in payment of accrued and unpaid dividends on the Series G Preferred Stock. As of August 6, 2001, 123,388,093 shares of common stock were issued and outstanding.

     On June 18, 2001, CRIIMI MAE granted options to purchase an aggregate 1,345,000 shares under the Second Amended and Restated Stock Option Plan for Key Employees. These options vested immediately, expire in 8 years, and have an exercise price of $0.57 per share, which was the closing price of the Company's common stock on the date of grant.

     On January 11,  2001,  the New York Stock  Exchange  ("NYSE")  notified the
Company in writing (the "NYSE Letter") that it was "below criteria" for continued listing on the NYSE because the average price of the Company's common stock was less than $1.00 per share over a consecutive thirty trading-day period. The NYSE Letter further stated the Company had six months from January 11, 2001 or the Company's next annual meeting of shareholders, if shareholder approval is required for a corporate action, to raise its common stock price above the $1 level. The NYSE Letter also stated that failure to restore the common stock above $1 within the required time period would result in commencement of suspension and delisting procedures.

     On July 10, 2001, CRIIMI MAE announced that shareholders would be asked at the annual meeting of shareholders, scheduled for September 25, 2001, to consider and approve a one-for-ten reverse stock split of the Company's issued and outstanding common stock. In light of this announcement, the NYSE will not commence suspension and delisting procedures but will allow the Company sufficient time to solicit shareholder approval and implement the reverse stock split, if approved. There can be no assurance that the reverse stock split will be approved by the Company's common shareholders and, if approved and implemented, will cause the market price of the common stock to rise sufficiently, or to sustain a sufficient price, to satisfy NYSE listing requirements or that all listing requirements will continue to be met.

Dividends

     The terms of the New Debt restrict the amount of cash dividends that can be paid to shareholders.

See Note 1.

10.      PREFERRED STOCK

     As of June 30, 2001 and December 31, 2000, 75,000,000 and 25,000,000 shares of preferred stock were authorized, respectively, of which, as of June 30, 2001, 3,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock, 203,000 shares were designated as Series E Cumulative Convertible Preferred Stock, 1,610,000 shares were designated as Series F Redeemable Cumulative Dividend Preferred Stock, and 3,760,000 shares were designated as Series G Redeemable Cumulative Convertible Preferred Stock.

Series B Cumulative Convertible Preferred Stock

     As of June 30, 2001, there were 1,593,982 shares of Series B Preferred Stock issued and outstanding. Dividends accrued on Series B Preferred Stock totaled $1,083,908 as of June 30, 2001 (accrued for the quarter ended June 30,
2001). On May 10, 2001 the Company declared a dividend to holders of the Series B Preferred Stock in the amount of $6.80 per share payable in shares of common stock, representing dividends accrued from the fourth quarter of 1998 through the first quarter of 2001. The dividend of $10,839,078 was paid on June 1, 2001 to holders of record on May 21, 2001, and resulted in the issuance of 14,545,081 common shares. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading days beginning one trading day after the dividend declaration date. Since the holders of the Series B Preferred Stock accepted the Company's
Reorganization Plan, the relative rights and preferences of the Series B Preferred Stock were amended to permit the payment of dividends, including accrued and unpaid dividends, in common stock or cash, or a combination of both, at the election of the Company.

Series C and Series D Cumulative Convertible Preferred Stock

     On April 17, 2001, the date of emergence from Chapter 11, the Company paid, as an allowed claim, dividends and interest of $1,161,137 (through the issuance of common stock aggregating 1,677,944 shares) on the former Series C Preferred Stock which represented dividends accrued and unpaid through February 22, 2000 (the date the Series C shares were exchanged for Series E shares) plus interest on accrued and unpaid dividends from February 23, 2000 through April 17, 2001.

     On April 17, 2001, the date of emergence from Chapter 11, the Company paid, as an allowed claim, dividends and interest of $1,310,122 (through the issuance of common stock aggregating 1,893,239 shares) on the former Series D Preferred Stock which represented dividends accrued and unpaid through July 26, 2000 (the date the Series D shares were exchanged for Series E shares) plus interest on accrued and unpaid dividends from July 27, 2000 through April 17, 2001.


Series E Cumulative Convertible Preferred Stock

     As of June 30, 2001, there were 173,000 shares of Series E Preferred Stock issued and outstanding. On April 17, 2001, the date of emergence from Chapter 11, the Company paid dividends of $1,426,538 (through the issuance of common stock, aggregating 2,061,471 shares) on the Series E Preferred Stock which represented accrued and unpaid dividends of $1,376,916 for the period February 22, 2000 to March 31, 2001 and an additional $49,622 for the period April 1 to April 17, 2001. On June 4, 2001, the Company declared a dividend to holders of the Series E Preferred Stock in the amount of $1.516 per share payable in shares of common stock for the period April 18, 2001 through June 30, 2001. The dividend of $262,308 was paid on June 29, 2001 to holders of record on June 28, 2001, and resulted in the issuance of 406,049 common shares. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the average of the closing sale prices of the common stock for the 5-trading days from June 22, 2001 through June 28, 2001.

     The Board of the Directors of the Company has approved, deemed advisable and recommended that the holder of the Series E Preferred Stock approve an amendment to Section 9(a)(ii) of Exhibit B to the Company's charter, pertaining to the Series E Preferred Stock, providing for an exception to the 5% ownership restriction upon conversion(s) such that holder(s) of Series E Preferred Stock may, upon receipt of the prior written consent of the Company (which consent may be withheld by the Company in its sole discretion) and if consistent with and otherwise permitted by the Company's charter, convert shares of Series E Preferred Stock such that the holder(s) of Series E Preferred Stock own 5% or more but less than 9.8% of the Company's then outstanding common stock for such period of time as is provided in the written consent.

Series F Redeemable Cumulative Dividend Preferred Stock

     As of June 30, 2001, there were 586,354 shares of Series F Preferred Stock issued and outstanding. On June 4, 2001, the Company declared a dividend to holders of the Series F Preferred Stock in the amount of $1.99 per share payable in shares of common stock, representing dividends accrued from the fourth quarter of 1999 through the second quarter of 2001. The dividend of $1,166,844 was paid on July 2, 2001 to holders of record on June 14, 2001, and resulted in the issuance of 1,859,959 common shares. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading days beginning one trading day after the dividend declaration date. Since the holders of the Series F Preferred Stock accepted the Company's Reorganization Plan, the relative rights and preferences of the Series F Preferred Stock were amended to permit the payment of dividends, including accrued and unpaid dividends, in common stock or cash, or a combination of both, at the election of the Company.

Series G Redeemable Cumulative Dividend Preferred Stock

     As of June 30, 2001, there were 1,244,656 shares of Series G Preferred Stock issued and outstanding. For a period of 10 consecutive trading days commencing on February 21, 2001 and ending on March 6, 2001, the Series G Preferred Stock was convertible into shares of common stock. During the conversion period, 2,496,535 shares of Series G Preferred Stock were converted, resulting in the issuance of 32,547,041 shares of common stock. On June 4, 2001, the Company declared a dividend to holders of the Series G Preferred Stock in the amount of $0.955 per share payable in shares of common stock, representing dividends accrued from the fourth quarter of 2000 through the second quarter of 2001. The dividend of $1,188,646 was paid on July 2, 2001 to holders of record on June 14, 2001, and resulted in the issuance of 1,894,500 common shares. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading days beginning one trading day after the dividend declaration date.

11.      EARNINGS PER SHARE

     The following table reconciles basic and diluted earnings per share under FAS 128 for the three and six months ended June 30, 2001 and 2000.

                                   For the three months ended June 30, 2001           For the three months ended June 30, 2000
                                   Income            Shares          Per Share         Income          Shares        Per Share
                                                                      Amount                                           Amount
                               ---------------   ---------------   --------------  --------------- --------------- ---------------
Net income (loss) before
cumulative effect of change
in accounting principle          ($2,558,275)       112,970,605(3)      ($0.02)       $3,742,484      62,353,170           $0.06

Cumulative effect of change
in accounting principle (2)                --                --               --               --              --              --
                               ---------------   ---------------   --------------  --------------- --------------- ---------------

Basic earnings (loss) per share:
Income (loss) to common
shareholders                     ($2,558,275)       112,970,605(3)       ($0.02)       $3,742,484      62,353,170           $0.06

Dilutive effect of
securities:
   Stock options (4)                       --(5)             --(5)            --(5)            --          81,439              --
   Convertible preferred stock             --(5)             --(5)            --(5)       399,247      13,929,870          (0.01)
                               ---------------   ---------------   --------------  --------------- --------------- ---------------

Diluted earnings per share (1):
Income to common
shareholders and assumed
conversions                      ($2,558,275)(5)    112,970,605(5)       ($0.02)(5)    $4,141,731      76,364,479           $0.05
                               ===============   ===============   ==============  =============== =============== ===============



                                    For the six months ended June 30, 2001             For the six months ended June 30, 2000
                                                                    Per Share                                        Per Share
                                   Income          Shares             Amount            Income          Shares         Amount
                               --------------- ---------------    ---------------   --------------- --------------  --------------
Net income before cumulative
effect of change in
accounting principle               $1,466,972      94,255,861 (3)          $0.02        $7,778,095      61,934,051          $0.13

Cumulative effect of change
in accounting principle (2)         (135,142)              --                 --                --              --             --
                               --------------- ---------------    ---------------   --------------- --------------  --------------

Basic earnings per share:
Income to common shareholders      $1,331,830      94,255,861 (3)          $0.01        $7,778,095      61,934,051          $0.13

Dilutive effect of securities:
   Stock options (4)                       --          17,247                 --                --          35,813             --
   Convertible preferred stock             --              --                 --           777,368      15,603,382         (0.02)
                               --------------- ---------------    ---------------   --------------- --------------  --------------

Diluted earnings per share (1):

Income to common shareholders
and assumed conversions            $1,331,830      94,273,108              $0.01        $8,555,463      77,573,246          $0.11
                               =============== ===============    ===============   =============== ===============  =============

     (1) As of June 30, 2001 and 2000, respectively, the following shares of preferred stock were outstanding: 1,593,982 shares of Series B Preferred Stock , -0- and 100,000 shares of Series D Preferred Stock, 173,000 and 103,000 shares of Series E Preferred Stock, 586,354 shares of Series F Preferred Stock and 1,244,656 and -0- shares of Series G Preferred Stock. The common stock equivalents for the Series B Preferred Stock, the Series E Preferred Stock, the Series F Preferred Stock, and the Series G Preferred Stock are not included in the calculation of diluted EPS for the three or six months ended June 30, 2001 because the effect would be anti-dilutive. The common stock equivalents for the Series B Preferred Stock and the Series F Preferred Stock are not included in the calculation of diluted EPS for the three months ended June 30, 2000 or the six months ended June 30, 2000 because the effect would be anti-dilutive.
     (2) This change relates to the Company's adoption of FAS 133 on January 1, 2001. See Note 2 for further discussion.
     (3) Includes the weighted average amount of common shares payable or paid to preferred stockholders related to dividends as of the respective dividend declaration dates.
     (4) Principal Merger Options (as defined in the Company's Annual Report on Form 10-K) outstanding of approximately 4.7 million that had exercise prices ranging from $9.77 per share to $13.27 per share expired on June 30, 2001 in accordance with the respective agreements.
     (5) Diluted earnings per share is not presented for the three months ended June 30, 2001 because the Company incurred a loss for that period. The number of shares excluded from the diluted earnings per share calculation related to stock options was 27,318 shares.

12.      TRANSACTIONS WITH RELATED PARTIES

     Below is a summary of the related party transactions which occurred during the three and six months ended June 30, 2001 and 2000. These items are described further in the text which follows:

                                                   For the three months ended June 30,    For the six months ended June 30,
                                                         2001                2000              2001               2000
                                                        ------              ------            ------             ------
Amounts received or accrued from related parties:

CRIIMI Inc.
  Income(1)                                            $ 200,044           $ 189,076        $  360,341          $375,484
  Return of Capital(2)                                    95,699             184,372         1,136,478           445,644
                                                       ----------          ----------       ----------          ---------
    Total                                              $ 295,743           $ 373,448        $1,496,819          $821,128
                                                       ==========          =========        ==========          =========
CRI/AIM Investment Limited Partnership (1)             $  74,537           $  84,119        $  150,494          $178,232
                                                       ==========          =========        ==========          =========
Expense reimbursements to CRIIMI Management:

  AIM Funds and CRI Liquidating (3)(4)                 $  56,588           $  52,209        $   91,164          $ 99,633
  CMSLP (2)(3)(4)                                        120,000 (6)              --           248,428 (6)        39,602
                                                       ----------          ----------       -----------         ---------
    Total                                              $ 176,588           $  52,209        $  339,592          $139,235
                                                       ==========          ==========       ===========         =========
Payments to CRI:
  Expense reimbursement - CRIIMI MAE(4)(5)             $  72,918 (7)       $  39,562        $  125,737 (7)      $ 72,744
                                                       ==========          ==========       ===========         =========
Payments to Capital Hotel Group
Management Fee (4)                                     $      --           $  21,914        $       --          $ 34,698
                                                       ==========          ==========       ===========         =========

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

     (6) Includes payroll reimbursement for services provided by CM Management employees to CMSLP.

     (7) Includes a payment of approximately $48,000 to CRI related to a pre-petition claim on April 17, 2001.

13.      LITIGATION

Bankruptcy Proceedings

     On the Petition Date, the Debtors each filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On November 22, 2000, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Reorganization Plan before it. The Company emerged from Chapter 11 on April 17, 2001.

Bankruptcy Related Litigation

     As of April 17, 2001, all material litigation matters subsequent to the Petition Date had been settled or resolved except for the First Union litigation referenced below.

     First Union

     First Union, a pre-petition creditor of the Company, has asserted a first priority security interest in certain bonds that are or were in its possession, and the distributions made on those bonds since the Petition Date, pursuant to a custodian agreement dated as of October 10, 1997 by and between the Company and First Union.

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

     In connection with its claim against the Company, First Union filed a motion for relief from the automatic stay pursuant to section 362(d) of the United States Bankruptcy Code. On or about March 26, 1999, First Union requested that the Court dismiss the motion without prejudice. On April 20, 1999, First Union refiled its motion for relief from the automatic stay. On or about July 1, 1999, the Company entered into an agreement with First Union resolving its motion for relief from the automatic stay and authorizing use of First Union's cash collateral. On or about February 18, 2000, the aforesaid agreement was extended to March 31, 2000 by a second stipulation. The agreement provides, in part, for the deposit of the income from the Bonds in a segregated account in the name of the Company pending further order of the Bankruptcy Court and resolution of the related First Union claim. First Union stopped depositing the income from the Bonds after the expiration of the agreement on March 31, 2000. As of June 30, 2001, approximately $6.7 million is held in such segregated account.

     The Morgan N Bond has been sold, and certain proceeds from the sale thereof are being held in a segregated account in the name of First Union pending further order of the Bankruptcy Court and resolution of the claim of First Union thereto. On August 7, 2000, the Company sold certain CMBS to GACC. The Chase J Bond composed part of the CMBS sold to GACC. The proceeds received from the sale related to the Chase J Bond were deposited in a segregated account in the name of First Union pending resolution of the claim of First Union's claim related thereto. As of June 30, 2001, approximately $15.9 million is held in a segregated account in the name of First Union pending further order of the Bankruptcy Court (including the Nomura N Bond proceeds, as discussed below).

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

     As of June 30, 2001, the Company has escrowed: (a) an additional $5.4 million in cash, (b) $7.9 million in Series A Senior Secured Notes and (c) $4.6 million in Series B Senior Secured Notes. These amounts will be released to First Union if the Bankruptcy Court determines that First Union's Claim is unsecured and therefore, is to be treated as a Class A10 claim under the Reorganization Plan. Furthermore, the funds held in the segregated accounts will be released to the Company. If the Bankruptcy Court determines that First Union's Claim is secured and thus treated as a Class A2 claim under the Reorganization Plan, then the funds held in the segregated accounts will be released to First Union in an amount sufficient to pay its claim.

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

Bankruptcy Related Claims

     Over 850 claims with a face amount of nearly $2.53 billion were filed in the Chapter 11 cases, including approximately $355 million in unsecured claims and approximately $2.2 billion in secured claims. Many of these claims were duplicate claims filed by the same creditor in each of the three cases. This amount was far in excess of the approximately $1.18 billion in liabilities identified by the Debtors in their schedules, which were filed with the Bankruptcy Court on November 20, 1998. The Debtors undertook extensive efforts to reduce the claims pool. The Debtors' efforts resulted in the reduction of approximately $1.97 billion from the claims pool by means of objections, negotiated settlements and withdrawal of claims. The allowed claims were paid in full on the Effective Date.

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

     Mortgage servicing, which consists of all the operations of CMSLP, primarily includes performing servicing functions with respect to the Company's mortgage loans and the mortgage loans underlying the Company's Subordinated CMBS. CMSLP performs a variety of servicing including special, master, direct and loan management as well as advisory services. For these services, CMSLP earns a servicing fee which is calculated as a percentage of the principal amount of the servicing portfolio typically paid when the related service is rendered. These services may include either routine monthly services, non-monthly periodic services or event-triggered services. In acting as a servicer, CMSLP also earns interest income on the investment of escrows held on behalf of borrowers and other income which includes, among other things, assumption fees and modification fees. Through June 30, 2001, CMSLP was an unconsolidated affiliate of CRIIMI MAE. Therefore, the results of its operations were reported in the Company's income statement in equity in earnings from investments. Revenues, expenses and assets are accounted for in accordance with the accounting policies set forth in Note 3. Overhead expenses, such as administrative expenses, are allocated either directly to each business line or through estimates based on factors such as number of personnel or square footage of office space.

     The following tables detail the Company's financial performance by these two lines of business for the three and six months ended June 30, 2001 and 2000. The basis of accounting used in the table is GAAP.


                                                                   For the three months ended
                                                                          June 30, 2001

                                              ----------------------------------------------------------------------
                                                  Portfolio        Mortgage
                                                 Investment        Servicing     Elimination (1)     Consolidated
                                              ------------------ --------------  ----------------  -----------------
Interest income:
   Subordinated CMBS                              $  26,355,666     $   61,242      $   (61,242)      $  26,355,666
   Insured mortgage securities                        7,362,820              -                 -          7,362,820
   Other                                                      -        796,401         (796,401)                  -
Servicing income                                              -      1,249,560       (1,249,560)                  -
Net loss on mortgage security dispositions             (66,214)              -                 -           (66,214)
Other income                                          1,024,456        645,390       (2,369,573)          (699,727)
                                              ------------------ --------------  ----------------  -----------------

   Total revenue                                     34,676,728      2,752,593       (4,476,776)         32,952,545
                                              ------------------ --------------  ----------------  -----------------

General and administrative expenses                 (2,787,578)    (3,756,392)         3,756,392        (2,787,578)
Interest expense                                   (24,927,969)              -                 -       (24,927,969)
Reorganization items                                (1,025,411)              -                 -        (1,025,411)
Other expenses                                        (719,394)      (567,579)           567,579          (719,394)
Emergence financing origination fee                 (3,936,616)              -                 -        (3,936,616)
Hedging loss                                           (67,780)              -                 -           (67,780)
                                              ------------------ --------------  ----------------  -----------------

   Total expenses                                  (33,464,748)    (4,323,971)         4,323,971       (33,464,748)
                                              ------------------ --------------  ----------------  -----------------

Net income (loss)                                     1,211,980    (1,571,378)         (152,805)          (512,203)

Cumulative effect of adoption of SFAS 133                     -              -                 -                  -
Preferred dividends accrued or paid                 (2,046,072)              -                 -        (2,046,072)
                                              ------------------ --------------  ----------------  -----------------

Net income (loss) available to common
   shareholders                                   $   (834,092)   $(1,571,378)      $  (152,805)     $  (2,558,275)
                                              ================== ==============  ================  =================

Total assets                                   $ 1,350,847,503    $24,731,911     $ (4,967,226)    $ 1,370,612,188
                                              ================== ==============  ================  =================



                                                          For the three months ended
                                                                June 30, 2000

                                            -------------------------------------------------------------
                                                Portfolio      Mortgage
                                              Investment      Servicing     Elimination (1)   Consolidated
                                            ---------------  -------------  ---------------  ---------------
Interest income:
    Subordinated CMBS                         $  35,392,863    $  15,477     $   (15,477)   $   35,392,863
    Insured mortgage securities                   7,670,728            -                -        7,670,728
    Originated loans                              8,210,791            -                -        8,210,791
    Other                                                 -      893,626        (893,626)                -
    Servicing income                                      -    1,448,192      (1,448,192)                -
    Net gain on mortgage security dispositions      225,835            -                -          225,835
Gain on originated loan dispositions                 37,885            -                -           37,885
Other income                                      1,158,273    1,213,446      (1,416,128)          955,591
                                            ---------------- ------------  ---------------  ---------------
   Total revenue
                                                 52,696,375    3,570,741      (3,773,423)       52,493,693
                                            ---------------- ------------  ---------------  ---------------
General and administrative expenses              (2,665,231)  (2,963,548)      2,963,548        (2,665,231)
Interest expense                                (37,891,927)           -               -       (37,891,927)
Reorganization items                             (5,813,642)           -               -        (5,813,642)
Other expenses                                     (719,394)    (897,663)        897,663          (719,394)
                                            ---------------- ------------  ---------------  ---------------
   Total expenses
                                               (47,090,194)  (3,861,211)        3,861,211     (47,090,194)
                                            ---------------- ------------  ---------------  ---------------
Net income                                       5,606,181     (290,470)           87,788       5,403,499
Preferred dividends accrued                     (1,661,015)           -                 -      (1,661,015)
                                            ---------------- ------------  ---------------  ---------------
Net income (loss) available to common
   shareholders                             $    3,945,166   $ (290,470)   $      87,788    $   3,742,484
                                            ================ ============  ===============  ===============
Total assets                                $ 2,154,708,472  $23,628,650   $ (44,790,785)   $2,133,546,337
                                            ================ ============  ===============  ===============


                                                                For the six months ended
                                                                      June 30, 2001

                                          ----------------------------------------------------------------------
                                             Portfolio         Mortgage
                                             Investment       Servicing     Elimination (1)     Consolidated
                                          ----------------- --------------- ----------------- ------------------
Interest income:
   Subordinated CMBS                         $  52,671,461      $  124,333     $   (124,333)      $  52,671,461
   Insured mortgage securities                  14,858,069               -                -          14,858,069
   Other                                                 -       1,555,600       (1,555,600)                  -
Servicing income                                         -       2,521,547       (2,521,547)                  -
Net loss on mortgage security dispositions        (55,802)               -                 -           (55,802)
Other income                                    2,752,984        1,290,879       (3,896,863)           147,000
                                          ----------------- --------------- ----------------- ------------------
   Total revenue
                                                70,226,712       5,492,359       (8,098,343)         67,620,728
                                          ----------------- --------------- ----------------- ------------------
General and administrative expenses            (5,460,888)     (7,026,543)         7,026,543         (5,460,888)
Interest expense                              (48,762,000)              -                  -        (48,762,000)
Reorganization items                           (1,445,628)              -                  -         (1,445,628)
Other expenses                                 (1,438,788)       (934,833)           934,833         (1,438,788)
Emergence financing origination fee            (3,936,616)               -                 -         (3,936,616)
Hedging loss                                     (921,039)               -                 -           (921,039)
                                          ----------------- --------------- ----------------- ------------------

   Total expenses
                                              (61,964,959)     (7,961,376)         7,961,376       (61,964,959)
                                          ----------------- --------------- ----------------- ------------------

Net income (loss)                               8,261,753      (2,469,017)          (136,967)        5,655,769

Cumulative effect of adoption of SFAS 133        (135,142)              -                  -          (135,142)
Preferred dividends accrued or paid            (4,188,797)              -                  -        (4,188,797)
                                          ----------------- --------------- ----------------- ------------------
Net income (loss) available to common
   shareholders                               $  3,937,814    $(2,469,017)      $  (136,967)       $  1,331,830
                                          ================= =============== ================= ==================

Total assets                                $1,350,847,503    $ 24,731,911     $ (4,967,226)    $ 1,370,612,188
                                          ================= =============== ================= ==================




                                                                       For the six months ended
                                                                            June 30, 2000
                                                -----------------------------------------------------------------------

                                                   Portfolio          Mortgage
                                                   Investment        Servicing     Elimination (1)      Consolidated
                                                -----------------  --------------  -----------------  -----------------
Interest income:
   Subordinated CMBS                               $  74,562,634       $  29,291       $   (29,291)      $  74,562,634
   Insured mortgage securities                        15,467,929              --                 --         15,467,929
   Originated loans                                   16,698,417              --                 --         16,698,417
   Other                                                      --       1,661,114        (1,661,114)                 --
Servicing income                                              --       2,918,439        (2,918,439)                 --
Net gain on mortgage security dispositions               241,312              --                 --            241,312
Gain on originated loan dispositions                      37,885              --                 --             37,885
Other income                                           1,678,696       2,127,656        (2,525,992)          1,280,360
                                                -----------------  --------------     -----------------  --------------
   Total revenue                                     108,686,873       6,736,500        (7,134,836)        108,288,537
                                                =================  ==============  =================  =================

General and administrative expenses                  (5,803,988)     (6,149,243)          6,149,243        (5,803,988)
Interest expense                                    (75,106,879)              --                 --       (75,106,879)
Reorganization items                                (14,859,882)              --                 --       (14,859,882)
Other expenses                                       (1,438,788)     (1,029,080)          1,029,080        (1,438,788)
                                                -----------------  --------------  -----------------  -----------------
   Total expenses                                   (97,209,537)     (7,178,323)          7,178,323       (97,209,537)
                                                =================  ==============  =================  =================
Net income                                            11,477,336       (441,823)             43,487         11,079,000

Preferred dividends accrued                          (3,300,905)              --                 --        (3,300,905)
                                                -----------------  --------------  -----------------  -----------------
Net income (loss) available to common
   shareholders                                    $   8,176,431     $ (441,823)        $    43,487      $   7,778,095
                                                -----------------  --------------  -----------------  -----------------
Total assets                                     $ 2,154,708,472     $23,628,650     $ (44,790,785)     $2,133,546,337
                                                =================  ==============  =================  =================


     (1) The Company performs the mortgage servicing function through CMSLP which, through June 30, 2001, is accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it is accounted for in the Company's consolidated financial statements.

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

Results of Operations

2001 versus 2000

Financial Statement Net Income

     Financial statement net (loss) income available to common shareholders for the three months ended June 30, 2001 and June 30, 2000 was approximately $(2.6) million and $3.7 million, respectively. Financial statement net income available to common shareholders for the six months ended June 30, 2001 and June 30, 2000 was approximately $1.3 million and $7.8 million, respectively. The net loss for the three months ended June 30, 2001 and the net reduction in earnings for the six months ended June 30, 2001 are primarily attributed to a one-time emergence financing origination fee of approximately $3.9 million paid in April 2001 in connection with the Company's emergence from Chapter 11. Additional factors contributing to the change in earnings during these periods are described below.

     Interest Income - Subordinated CMBS

     Interest income from Subordinated CMBS decreased by approximately $9.0 million, or 26% to $26.4 million during the three months ended June 30, 2001 as compared to $35.4 million during the three months ended June 30, 2000. Interest income from Subordinated CMBS decreased by approximately $21.9 million, or 29% to $52.7 million during the first six months of 2001 as compared to $74.6 million during the same period in 2000. These decreases were primarily the result of the sale of certain CMBS during 2000 as part of the Company's Reorganization Plan.

     Generally Accepted Accounting Principles ("GAAP") requires that interest income earned on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the Subordinated CMBS. Based upon the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the weighted average anticipated unleveraged yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of January 1, 2001 and June 30, 2001 was approximately 12.4% as compared to the anticipated weighted average yield used to recognize income from April 1, 2000 to December 31, 2000 of 11.1% and 10.1% from December 31, 1999 through March 31, 2000. These yields were determined based on the anticipated yield over the expected weighted average life of the Subordinated CMBS, which considers, among other things, anticipated losses and any other than temporary impairment. As previously discussed, effective April 1, 2000, the Company changed the allocation and timing of the estimated future credit losses related to the mortgage loans underlying the CMBS, as a result of the strong U.S. economy the performance of the mortgage loans underlying the CMBS had been better than management had originally anticipated, and credit losses were lower than originally estimated. Therefore, the Company revised its estimated credit losses to occur later in the weighted average life of the CMBS than originally projected. However, at that time, the Company did not lower the total amount of estimated future credit losses related to the mortgage loans underlying the CMBS. The change in allocation and timing of estimated future credit losses to reflect a later occurrence of such losses resulted in increases in projected cash flow (primarily in the form of interest income) as of April 1, 2000, which in turn resulted in increases in anticipated yields to maturity. This revised yield was used to recognize interest income from April 1, 2000 through December 31, 2000. As a result of the revised later projected occurrence of credit losses, the yields used to determine CMBS income increased.

     However, the U.S. economy began to slow during the later part of 2000. Accordingly, the Company began to see the impact of the slowing U.S. economy through increased defaults in its loan portfolio. This trend has continued during the first six months of 2001, and as of June 30, 2001, approximately 2.6% of the underlying loans in the Company's CMBS portfolio are in special servicing. This compares to 1.5% and 1.0% as of December 31, 2000 and 1999, respectively, and 1.3% as of April 1, 2000 when the Company revised its yields upward as discussed above. As a result of the slowing U.S. economy and the resulting increased defaults, and management's expectation of ensuing loan losses thereon, the Company recognized an accounting charge of $143.5 million of impairment in the fourth quarter 2000 related to its CMBS portfolio. As a result of recognizing impairment, the Company again revised its anticipated yields as of January 1, 2001, which was used to recognize interest income prospectively, beginning January 1, 2001. While the Company expects lower cash flows from its CMBS portfolio than its previous estimates due to larger than anticipated losses and those estimated losses occurring sooner than expected, the yields actually increased by 130 basis points because of a reduction in the carrying value of the Company's CMBS portfolio to fair value (i.e. cash flows divided by a much lower asset base cause yields to increase).

     Interest Income-Insured Mortgage Securities

         Interest income from insured mortgage securities decreased by approximately $300,000 or 4% to $7.4 million for the three months ended June 30, 2001 from $7.7 million for the three months ended June 30, 2000. Interest income from insured mortgage securities decreased by approximately $600,000 or 4% to $14.9 million for the six months ended June 30, 2001 from $15.5 million for the same period in 2000. These decreases were principally due to the prepayment of three mortgage securities and the assignment to HUD of two mortgage securities from July 2000 through June 2001 with an aggregate face value of approximately $12.2 million.

     Interest Income-Originated Loans

     Interest income from originated loans decreased by approximately $8.2 million to $0 for the three months ended June 30, 2001 as compared to the same period in 2000. Interest income from originated loans decreased by approximately $16.7 million to $0 for the six months ended June 30, 2001 as compared to the same period in 2000. These decreases were due to the sale of the Company's interest in CMO-IV and the related originated loans during November 2000.

     Interest Expense

     Total interest expense decreased by approximately $13.0 million or 34% to approximately $24.9 million for the three months ended June 30, 2001 from approximately $37.9 million for the same period in 2000. Total interest expense decreased by approximately $26.3 million or 35% to approximately $48.8 million for the six months ended June 30, 2001 from approximately $75.1 million for the same period in 2000. These decreases were primarily attributable to decreases in interest expense on originated loans and decreases in interest expense on variable-rate borrowings related to the CMBS, resulting from the sale of certain CMBS and the Company's interest in CMO-IV during 2000. These decreases were partially offset by higher rates of interest incurred during the second quarter of 2001 on the Company's New Debt and the amortization of the related extension fees on the New Debt under the effective interest method beginning in April of 2001.

     Equity in (Losses)/Income from Investments

     Equity in losses reflects the activity of certain of the Company's equity investments including CMSLP and the Company's investment in the AIM funds. Equity in losses of approximately $1.5 million for the three months ended June 30, 2001 increased as compared to equity in losses of approximately $26,000 for the second quarter of 2000. Equity in losses of $2.3 million for the six months ended June 30, 2001 increased due to equity in losses of approximately $2.3 million as compared to equity in losses of approximately $38,000 during the six months ended June 30, 2000. The equity in losses was primarily comprised of
($1.7) million and ($203,000) related to the servicing affiliates and $200,000 and $174,000 related to the AIM Funds during the second quarter of 2001 and 2000, respectively. During the six months ended June 30, 2001 and June 30, 2000, the equity in losses was primarily composed of ($2.6) million and ($398,000) related to the servicing affiliates and $360,000 and $360,000 related to the AIM Funds, respectively.

     For the three months ended June 30, 2001, CMSLP reported a net loss of approximately $1.6 million as compared to a net loss of approximately $290,000 for the second quarter of 2000. CMSLP's net loss for the three months ended June 30, 2001 is partially comprised of approximately $800,000 of non-cash items (depreciation, amortization, and impairment) as compared to approximately $1.1 million for the same period in 2000. CMSLP total revenues decreased by approximately $820,000 or 23%, to $2.8 million for the second quarter of 2001 from approximately $3.6 million for the second quarter of 2000. The total servicing portfolio decreased from 2000 to 2001 primarily due to CRIIMI MAE's sale of certain CMBS where CMSLP previously held the special servicing rights, and due to CMSLP's sale of two master servicing contracts during 2000. Servicing fee income decreased by approximately $199,000, or 14%, to $1.2 million for the second quarter of 2001 as compared to $1.4 million during the same period in 2000 due to the reduced size of the servicing portfolio. In addition, assumption fees and other ancillary income decreased by approximately $524,000, or 52%, to approximately $487,000 for the second quarter of 2001 from approximately $1.0 million for the second quarter of 2000 primarily due to low current mortgage interest rates and the decrease in CMSLP's servicing rights. General and administrative expenses increased by approximately $438,000, or 16%, to $3.2 million for the second quarter of 2001 from approximately $2.8 million for the second quarter of 2000 primarily due to increased information technology expenses. In addition, an approximate $260,000 servicing expense estimation was reversed relating to a servicing liability as it was determined that the payment of such liability was no longer probable.

     For the six months ended June 30, 2001, CMSLP reported a net loss of approximately $2.5 million as compared to a net loss of approximately $640,000 for the six months ended June 30, 2000. The net loss is partially comprised of non-cash items (depreciation, amortization and impairment) of approximately $1.4 million for the six months ended June 30, 2001 as compared to $1.6 million during the same period in 2000. CMSLP revenues decreased by $1.2 million or 18% to $5.5 million for the six months ended June 30, 2001 due primarily to a decrease of $397,000, or 14%, in servicing fee income and a decrease of $757,000, or 44%, in assumption fees and other income. The decrease in servicing fee income was primarily due to the sale during 2000 of certain CMBS where CMSLP previously held the special servicing rights and two master servicing contracts. Assumption fees decreased due to low current mortgage interest rates and the decrease in CMSLP's servicing rights. Additionally, CMSLP's general and administrative expenses increased by approximately $480,000 or 8% for the six months ended June 30,

2001 compared to the same period in 2000. The increase in general and administrative expenses was primarily the result of increased information technology expenses. In addition, an approximate $260,000 servicing expense estimation was reversed relating to a servicing liability as it was determined that the payment of such liability was no longer probable.

     Other Income

     Other income decreased by approximately $138,000 or 14% to approximately $843,000 during the second quarter of 2001 as compared to approximately $982,000 for the second quarter of 2000. Other income increased by approximately $1.1 million to approximately $2.4 million during the first six months of 2001 as compared to approximately $1.3 million during the corresponding period in 2000. The decrease for the second quarter of 2001 was primarily attributable to a reduction in aggregate cash on hand (and the interest earned thereon) caused by cash payments associated with the emergence from Chapter 11 in April of 2001. The increase for the six months ended June 30, 2001 was primarily attributable to the increase in cash on hand as compared to the first six months of 2000 and the interest earned thereon.

     Net (Losses) Gains on Mortgage Securities Dispositions

     During the second quarter of 2001, net losses on mortgage dispositions were approximately ($66,000) as compared to net gains on mortgage dispositions for the second quarter of 2001 of approximately $226,000. During the six months ended June 30, 2001, net losses on mortgage dispositions were approximately ($56,000), which were a result of two prepayments of mortgage securities held by CRIIMI MAE's subsidiaries and the assignment of two mortgage securities to HUD that were held by CRIIMI MAE's subsidiaries. During the same period in 2000, net gains on mortgage dispositions were approximately $241,000 which were a result of three prepayments of mortgage securities held by CRIIMI MAE's subsidiaries. For any period, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period.

     General and Administrative Expenses

     General and administrative expenses increased by approximately $120,000 or 5% to approximately $2.8 million during the second quarter of 2001 as compared to $2.7 million for the second quarter of 2000. General and administrative expenses decreased by approximately $340,000 or 6% to approximately $5.5 million during the six months ended June 30, 2001 as compared to $5.8 million for the corresponding period in 2000. The increase for the second quarter of 2001 was attributable to increases in professional fees and investor services expenses, offset partially by a decrease in employment costs and a decrease in routine servicing fees incurred in connection with the CMO-IV bond obligations which were paid off in 2000. The decrease for the six months ended June 30, 2001 was primarily attributable to a decrease in employment costs and a decrease in routine servicing fees incurred in connection with the CMO-IV bond obligations which were paid off in 2000.

     Reorganization Items

     During the three and six months ended June 30, 2001 and 2000, respectively, the Company recorded reorganization items, as summarized below:

Reorganization Items

                                                         Three months ended                         Six months ended
                                                June 30, 2001         June 30, 2000         June 30, 2001       June 30, 2000
                                             --------------------- --------------------- ------------------  --------------------
Short-term interest income                       $  (476,676)          $ (1,434,012)        $(2,491,311)        $ (2,438,672)
Professional fees                                  1,052,790              3,055,316           3,352,233            7,428,584
Employee Retention Program                                --                256,701                  --              536,050
Other                                                881,199                845,104           1,016,608            1,445,602
                                                 ------------          ------------         -----------         ------------
    Subtotal                                       1,457,313              2,723,109           1,877,530            6,971,564
                                                 ------------          ------------         -----------         ------------
Net loss on sale of REO                             (431,902)               924,283            (431,902)             924,283
Impairment on CMBS regarding Reorganization               --              1,809,062                  --            5,252,821
Loss on sale of CMBS                                      --                357,188                  --            1,711,214
                                                 ------------          ------------         ------------        ------------
    Total Reorganization Expense-net              $1,025,411           $  5,813,642          $ 1,445,628        $ 14,859,882
                                                 ============          ============         ============        ============


     Total reorganization expense decreased by approximately $4.8 million or 82% to approximately $1.0 million for the second quarter of 2001 as compared to approximately $5.8 million for the second quarter of 2000. Total reorganization expense decreased by approximately $13.4 million or 90% to approximately $1.4 million for the first six months of 2001 as compared to $14.9 million for the same period in 2000. These decreases were partially attributable to a reduction in impairment on CMBS and losses on the sale of CMBS. During the first six months of 2001, no impairment or losses were recognized on CMBS as all of such bonds were sold during 2000. Also contributing to the decreases in total reorganization expenses were decreases in professional fees, employee retention costs, and the reduction to the net loss recorded on the sale of REO. Partially offsetting the foregoing decreases were reductions in short-term interest income related to the reorganization, and an increase in other reorganization items during the second quarter 2001, including reorganization bonuses payable to executives of the Company.

     Emergence Financing Origination Fee

     In connection with the emergence from Chapter 11, the Company paid a one-time, emergence financing origination fee of approximately $3.9 million related to its new Variable-Rate Secured Borrowing. Accounting standards require such fee to be expensed immediately.

     Hedging Loss and Cumulative Effect of Adoption of FAS 133

     During the second quarter of 2001, the Company recognized a mark-to-market loss of approximately $68,000 on its interest rate caps. The Company recognized a mark-to-market loss of approximately $921,000 on its interest rate caps during the six months ended June 30, 2001 and a $135,000 loss due to the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). See Note 2 to the Notes to Consolidated Financial Statements for further discussion of FAS 133.

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

     As of June 30, 2001, the Company uses interest rate caps to hedge the variability in interest payments associated with its variable rate secured borrowings. Prior to FAS 133, the Company capitalized the purchase price of these interest rate caps and amortized the amount over the term of the interest rate cap. The Company has determined that these interest rate caps are effective cash flow hedges under FAS 133. From January 1, 2001 through June 30, 2001, in accordance with FAS 133, all changes in the fair value of the interest rate caps related to intrinsic value were recorded in other comprehensive income and all changes in fair value related to time value were recorded through earnings. Beginning July 1, 2001, the Company will record all charges in fair value (intrinsic and time value) through other comprehensive income in accordance with a recent FASB Derivatives Implementation Group interpretation. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. The Company adopted FAS 133 on January 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type adjustment of $(135,142) in earnings to recognize at fair value the interest rate caps designated as cash flow hedges.

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

     Taxable Loss. CRIIMI MAE realized a net operating loss of approximately $28 million and $45 million during the three and six months ended June 30, 2001, respectively, compared to a net operating loss of approximately $18 million and $33 million during the corresponding periods in 2000. As discussed below, on March 15, 2000, CRIIMI MAE elected to be classified as a trader in securities for tax purposes effective January 1, 2000. As a result of its trader election, CRIIMI MAE recognized a mark-to-market tax loss of approximately $478 million on its Trading Assets on January 1, 2000 (the "January 2000 Loss"). The January 2000 Loss is expected to be recognized evenly over four years (i.e., approximately $120 million per year) beginning with the year 2000. The Company recognized one-fourth (i.e., approximately $30 million) of this year's portion of the January 2000 Loss during each of the first two quarters of 2001. The Company expects to continue to recognize approximately $30 million of loss related to the January 2000 Loss in each quarter during the remaining periods.

     A summary of the Company's 2001 net operating loss for the first six months is as follows:

January 2000 loss                                                                                         $478  million
LESS:   Portion recognized in 2000                                                                        (120) million
LESS:   Portion recognized during the six months ended June 30, 2001                                       (60) million
                                                                                                          --------------
Balance remaining of January 2000 Loss to be recognized in future periods                                 $298  million
                                                                                                          ==============
Taxable income for the six months ended June 30, 2001 before recognition of January 2000 Loss (1)         $ 15  million
LESS:   January 2000 Loss recognized during the six months ended June 30, 2001                             (60) million
                                                                                                          --------------
Net Operating Loss for the six months ended June 30, 2001                                                 ($45) million
                                                                                                          ==============
Net Operating Loss through December 31, 2000                                                              ($50) million
Net Operating Loss created during the six months ended June 30, 2001                                       (45) million
Net Operating Loss utilization                                                                               0  million
                                                                                                          --------------
Net Operating Loss carried forward for use in future periods                                              ($95) million
                                                                                                          ==============

     (1) Taxable income for the six months ended June 30, 2001 includes an approximate $8.6 million loss on certain Trading Assets in connection with the transfer of certain Trading Assets on April 17, 2001 to CBO REIT, Inc. in connection with the affiliate reorganization effected to facilitate the collateral structure for the New Debt. Assets transferred to CBO REIT, Inc. are no longer required to be marked-to-market on a tax basis.

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

         As a result of its trader election, CRIIMI MAE recognized a mark-to-market tax loss on its Trading Assets on January 1, 2000 of approximately $478 million (the "January 2000 Loss"). This is not recorded on the GAAP Financial Statements. Such tax loss is expected to be recognized evenly over four years beginning with the year 2000 (i.e., approximately $120 million per year). The Company expects such loss to be ordinary. Additionally, as a result of its trader election, the Company is required to mark-to-market its Trading Assets on a tax basis at the end of each tax year. Any increase or decrease in the value of the Trading Assets as a result of the year-end mark-to-market requirement will generally result in either a tax gain (if an increase in value) or a tax loss (if a decrease in value). Such tax gains or losses, as well as any realized gains or losses from the disposition of Trading Assets during each year, are also expected to be ordinary gains or losses.

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

Taxable Mortgage Pool Risks. An entity that constitutes a "taxable mortgage pool" as defined in the Tax Code ("TMP") is treated as a separate corporate level taxpayer for federal income tax purposes. In general, for an entity to be treated as a TMP (i) substantially all of the assets must consist of debt obligations and a majority of those debt obligations must consist of mortgages;
(ii) the entity must have more than one class of debt securities outstanding with separate maturities and (iii) the payments on the debt securities must bear a relationship to the payments received from the mortgages. As of June 30, 2001, the Company owned all of the equity interests in two trusts that constitute TMPs (CBO-1 and CBO-2, collectively the "Trusts"). See Note 4 for descriptions of CBO-1 and CBO-2. The statutory provisions and regulations governing the tax treatment of TMPs (the "TMP Rules") provide an exemption for TMPs that constitute "qualified REIT subsidiaries" (that is, entities whose equity interests are wholly owned by a REIT or a qualified REIT subsidiary). As a result of this exemption and the fact that as of June 30, 2001 the Company owned all of the equity interests in each Trust, the Trusts, as of June 30, 2001, were not required to pay a separate corporate level tax on income they derive from their underlying mortgage assets.

     As of June 30, 2001, the Company also owned certain securities structured as bonds (the "Bonds") issued by each of the Trusts. As of June 30, 2001, certain of the Bonds owned by the Company served as collateral (the "Pledged Bonds") for the New Debt. If the creditors holding the Pledged Bonds were to seize or sell this collateral (unless seized by or sold to a REIT or a qualified REIT subsidiary) and the Pledged Bonds were deemed to constitute equity interests (rather than debt) in the Trusts, then the Trusts would no longer qualify for the exemption under the TMP Rules provided for qualified REIT subsidiaries. The Trusts would then be required to pay a corporate level federal income tax. As a result, available funds from the underlying mortgage assets that would ordinarily be used by the Trusts to make payments on certain securities issued by the Trust (including the equity interests and the Pledged Bonds) would instead be applied to tax payments. Since the equity interests and Bonds owned by the Company are the most subordinated securities and, therefore, would absorb payment shortfalls first, the loss of the exemption under the TMP rules could have a material adverse effect on their value and the payments received thereon.

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

     As contemplated by the Reorganization Plan, on the Effective Date, the Company effected an affiliate reorganization in order to indirectly secure the New Debt with the equity interests in CBO-1 and CBO-2. Pursuant to the affiliate reorganization, CRIIMI MAE Inc. formed a new REIT subsidiary, all shares of which were initially issued to CRIIMI MAE Inc., pledged the previously Pledged Bonds and all outstanding shares of two qualified REIT subsidiaries (which own the equity interests in CBO-1 and CBO-2) (the "QRS Shares") to secure the New Debt, pledged the shares in the new REIT subsidiary (the "REIT Shares") to secure the New Debt represented by the two new series of secured notes, contributed the Pledged Bonds and the QRS Shares to the new REIT subsidiary, and transferred the REIT Shares, in a repurchase transaction, to an affiliate of Merrill, as agent for affiliates of Merrill and GACC. Subject to the terms of the documents evidencing the New Debt, CRIIMI MAE Inc. has retained the right to exercise all voting and other corporate rights and powers of ownership with respect to the REIT Shares. CRIIMI MAE Inc. believes that the taxable mortgage pool risks set forth above remain applicable as of the Effective Date with respect to the new REIT subsidiary, which owns all equity interests in the Trusts (through its ownership of the two qualified REIT subsidiaries referenced above) and the Pledged Bonds; provided, however, that the risks referenced in the two immediately preceding paragraphs should only apply if the creditors were to seize or sell collateral which constituted or represented only a portion of the equity interests in a Trust.

Cash Flow

2001 versus 2000

     Net cash provided by operating activities increased for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase was primarily due to a decrease in restricted cash and cash equivalents and a decrease in receivables and other assets, partially offset by a decrease in payables and accrued expenses. Receivables decreased primarily as a result of the receipt in January 2001 of funds withheld related to the Company's interest in CMO-IV. The decrease in restricted cash and cash equivalents and the decrease in payables and accrued expenses were primarily caused by cash outflows on the Effective Date, including approximately $44.7 million to payoff accrued interest on debt incurred prior to the Chapter 11 filing, $3.9 million to pay an emergence financing origination fee related to a portion of the New Debt and $7.4 million to pay accrued payables related to the Chapter 11 filing. The foregoing payoffs of accrued interest and accrued expenses are included within the net (decrease) increase in payables and accrued expenses line on the consolidated statements of cash flows.

     Net cash provided by investing activities decreased for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease was primarily attributable to net proceeds of $35.7 million received from the sale of CMBS during 2000 as part of the Company's Reorganization Plan, as compared to no sales of CMBS during 2001.

     Net cash used in financing activities increased for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase in cash used in 2001 was primarily attributable to an outflow of cash of approximately $127.2 million on the Effective Date, which was used to payoff a portion of the principal relating to debt incurred prior to the Chapter 11 filing.

Financial Condition, Liquidity and Capital Resources

     Limited Summary of Reorganization Plan Including New Debt

     The Reorganization Plan provided for the payment in full of the allowed claims of the Debtors primarily through Recapitalization Financing aggregating $847 million. The sales of select CMBS and the Company's interest in CMO-IV generated aggregate proceeds of approximately $418.3 million toward the Recapitalization Financing. Also included in the Recapitalization Financing was approximately $262.4 million provided by affiliates of Merrill Lynch and GACC, through a new, variable-rate, secured financing facility (in the form of a repurchase transaction) (the "Variable-Rate Secured Borrowing"), and approximately $166.8 million provided through two new series of secured notes (Series A and Series B Senior Secured Notes) issued to certain of the Company's unsecured creditors (collectively the "New Debt"). Effective as of June 5, 2001, all rights and obligations under the operative agreements evidencing the Variable-Rate Secured Borrowing were assigned by Merrill and GACC to ORIX.

     Substantially all cash flows relating to existing assets are, or are currently expected to be, used to satisfy principal, interest and fee obligations under the New Debt. The approximate $262.4 million (original principal amount) variable-rate, secured financing provides for (i) interest at a rate of one month London Interbank Offered Rate ("LIBOR") plus 3.25% payable monthly, (ii) principal repayment/amortization obligations, (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of 24, 30, 36 and 42 months after the Effective Date and (iv) maturity on April 17, 2005. The approximate $166.8 million fixed-rate secured financing was effected through the issuance of two series of secured notes under two separate indentures. The first series of secured notes (Series A Senior Secured Notes), representing an aggregate original principal amount of $105 million, provides for (i) interest at a rate of 11.75% per annum payable monthly, (ii) principal repayment/amortization obligations, (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of 48, 54 and 60 months after the Effective Date and (iv) maturity on April 17, 2006. The second series of secured notes (Series B Senior Secured Notes), representing an aggregate original principal amount of approximately $61.8 million, provides for (i) interest at a rate of 13% per annum payable semi-annually with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees of 1.5% of the unpaid principal balance payable at the end of 48, 54 and 60 months after the Effective Date (with the payment 60 months after the Effective Date also including an amount based on the unpaid principal balance 66 months after the Effective Date) and (iii) maturity on April 17, 2007. The New Debt described above is secured by substantially all of the existing assets of the Company.
There are restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds in connection with the New Debt. See
Note 6 for additional information regarding the New Debt. Additionally, reference is made to the New Debt operative documents filed as exhibits to a Current Report on Form 8-K in June 2001, for a more detailed description of the New Debt including payment terms, restrictive covenants, events of default and collateral.

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

     Under the Reorganization Plan, the holders of the Company's equity retained their stock. The terms of the New Debt restrict the amount of cash dividends that can be paid to shareholders. Any cash dividends required to maintain REIT status (assuming the Company has the cash to make such distributions and that it is permitted to make such distributions under the terms of the New Debt) would be paid first to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. The Reorganization Plan also provided for certain amendments to the Company's articles of incorporation, including an increase in authorized shares from 145 million (consisting of 120 million of common shares and 25 million of preferred shares) to 375 million (consisting of 300 million of common shares and 75 million of preferred shares).

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

     The Company's ability to resume the acquisition of more significant Subordinated CMBS, as well as its securitization programs (if it determines to do so) depends, among other things, on its ability to access additional capital (including for the purpose of refinancing all or a substantial portion of the New Debt). Factors which could affect the Company's ability to access additional capital include, among other things, the cost and availability of such capital, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, general economic conditions, perceptions in the capital markets of the Company's business, covenants and restrictions under the operative documents evidencing the Company's New Debt, results of operations, leverage, financial condition, and business prospects. The Company can give no assurance as to whether it will be able to obtain additional capital or the terms of any such capital.

     Summary of Cash Position and Shareholders' Equity

     As of June 30, 2001, the Company's restricted and unrestricted cash and cash equivalents aggregated approximately $56.2 million, including $5.4 million escrowed in connection with the First Union litigation.

     As of June 30, 2001 and December 31, 2000, shareholders' equity was approximately $280.2 million and $268.3 million, respectively.

     Summary of Subordinated CMBS

     As of June 30, 2001, the Company owned, for purposes of GAAP, CMBS rated from A+ to CCC and unrated with a total fair value amount of approximately $854 million (representing approximately 62% of the Company's total consolidated assets), an aggregate amortized cost of approximately $852 million, and an aggregate face amount of approximately $1.6 billion. Such CMBS represent investments in CBO-1, CBO-2 and Nomura Asset Securities Corp. Series 1998-D6 (Nomura). The June 30, 2001 total fair value includes approximately 33% of the Company's CMBS which are rated BB+, BB, or BB-, 24% which are rated B+, B, B- or CCC and 9% which are unrated. The remaining approximately 34% represents investment grade securities that the Company reflects on its balance sheet as a result of CBO-2. The weighted average stated interest rate of these CMBS as of June 30, 2001 was 6.5% and the weighted average life was 14 years.

     The Company's unrated bonds/Issuer's Equity from CBO-1, CBO-2 and Nomura experienced principal write downs during the following periods due to realized losses related to certain underlying mortgage loans:



                                                      CBO-1            CBO-2          Nomura
                                                    ----------       ----------       ---------
Year 1999                                           $  738,000       $       --       $      --
Year 2000                                            3,201,000        1,087,000              --
January 1, 2001 through June 30, 2001                   59,000        4,567,000              --
                                                    -----------     ------------     -----------
Cumulative Realized Losses through June 30, 2001    $3,998,000       $5,654,000      $       --
                                                    ===========     ============     ===========

     CRIIMI MAE, through CMSLP, performs servicing functions on a total CMBS pool, including the sub-special servicer specially serviced loans, as summarized below:



                                                       06/30/01               03/31/01             12/31/00
                                                       --------               --------             --------
Total CMBS Pool                                  $   19.7 billion       $   20.0 billion      $   20.2 billion (d)
                                                 ==================    ===================    ==================

Specially serviced loans due to monetary
default (b)(c)                                   $  408.9 million       $  373.0 million      $ 259.1 million
Specially serviced loans due to covenant
default/other                                       109.5 million           70.5 million          51.5 million
                                                 ------------------    -------------------    ------------------
Total specially serviced loans                   $  518.4 million (a)   $  443.5 million      $  310.6 million
                                                 ==================    ===================    ==================

     (a) As of June 30, 2001, the specially serviced mortgage loans were secured by property of the types and at the locations identified below:

Property Type      $ (in millions)       Percentage         Geographic Location(b)    $ (in millions)   Percentage
-------------      --------------        ----------         ----------------------    ---------------   ----------
Retail............   $   203.2              39%              Oregon.................      $   58.9          11%
Hotel..............      184.4              36%              Texas...........                 56.7          11%
Multifamily......         42.1               8%              New York...............          40.7           8%
Office......              35.6               7%              California.............          37.3           7%
Healthcare.               28.9               6%              Florida................          30.2           6%
Industrial.........       16.5               3%              Michigan...............          28.5           5%
Other...............       7.7               1%              Virginia...............          19.6           4%
                        -------           ------             Other..................         246.5          48%
                                                                                          ---------       ------
Total............       $518.4             100%                 Total...............      $  518.4         100%
                        =======           ======                                          =========       ======

     (b) Includes $69.7 million, $56.4 million, and $48.3 million of Real Estate Owned ("REO") by underlying trusts.

     (c) The increase in the specially serviced loans is due primarily to an increase in defaults related to underlying commercial mortgage loans secured principally by retail and hotel properties which have been adversely impacted by a variety of factors, including the economic slowdown.

     (d) During 2000, certain servicing rights were transferred in conjunction with the sale of CMBS subject to the CMBS Sale.

     "Appraisal Reductions" for the CMBS transactions in which the Company retains an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

                                                             CBO-1           CBO-2           Nomura
                                                           ---------       ----------      ----------
Year 1999                                                 $       --      $        --       $      --
Year 2000                                                  1,872,000       18,102,000              --
January 1, 2001 through June 30, 2001                      7,564,000        4,417,000         440,000
                                                         -----------      -----------       ---------
Cumulative Appraisal Reductions through June 30, 2001    $ 9,436,000      $22,519,000       $ 440,000
                                                         ===========      ===========       =========

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

     Summary of Other Assets

     As of June 30, 2001 and December 31, 2000, the Company's other assets consisted primarily of insured mortgage securities, equity investments, other mortgage backed securities, cash and cash equivalents (as previously discussed), principal and interest receivables on its various assets, and intangible assets associated with the 1995 Merger.

     The Company had $370.3 million and $385.8 million (at fair value) invested in insured mortgage securities as of June 30, 2001 and December 31, 2000, respectively. As of June 30, 2001, approximately 15% of CRIIMI MAE's investment in insured mortgage securities were FHA-Insured Certificates and 85% were GNMA Mortgage-Backed Securities.

     As of June 30, 2001 and December 31,  2000,  the Company had  approximately
$29.9 million and $33.8 million, respectively, in investments accounted for under the equity method of accounting. Included in equity investments are (a) the general partnership interests (2.9% to 4.9% ownership interests) in the AIM Funds owned by CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, (b) a 20% limited partnership interest in the adviser to the AIM Funds, 50% of which is owned by CRIIMI MAE and 50% of which is owned by CM Management, (c) CRIIMI MAE's interest in CMSI, and (d) CRIIMI MAE's interest in CMSLP.

     The Company's Other Mortgage-Backed Securities includes primarily investment grade CMBS and investment grade residential mortgage backed securities. As of June 30, 2001 and December 31, 2000, respectively, the Company's Other Mortgage-Backed Securities were approximately $7,215,000 and $4,300,000, respectively.

     Dividends/Other

     The terms of the New Debt restrict the amount of cash dividends that can be paid. Among the other factors which impact CRIIMI MAE's dividends, if any, are
(i) the level of income earned on uninsured mortgage assets, such as Subordinated CMBS (including, but not limited to, the amount of OID income, interest shortfalls and losses, on Subordinated CMBS), and to the extent applicable, originated loans, (ii) the level of income earned on CRIIMI MAE's or its subsidiaries' insured mortgage security collateral depending on prepayments, defaults, etc., (iii) the fluctuating yields on short-term, variable-rate debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate CRIIMI MAE pays on its other borrowings, (iv) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, distributions from its subsidiaries can be reinvested, (v) changes in operating expenses, (vi) to the extent applicable, cash dividends paid on preferred shares, (vii) to the extent applicable, whether the Company's taxable mortgage pools continue to be exempt from corporate level taxes, (viii) the timing and amounts of cash flows attributable to its other lines of business - mortgage servicing and other fee income, (ix) realized losses on certain transactions, and (x) net operating losses.

     On January 11,  2001,  the New York Stock  Exchange  ("NYSE")  notified the
Company in writing (the "NYSE Letter") that it was "below criteria" for continued listing on the NYSE because the average price of the Company's common stock was less than $1.00 per share over a consecutive thirty trading-day period. The NYSE Letter further stated the Company had six months from January 11, 2001 or the Company's next annual meeting of shareholders, if shareholder approval is required for a corporate action, to raise its common stock price above the $1 level. The NYSE Letter also stated that failure to restore the common stock above $1 within the required time period would result in commencement of suspension and delisting procedures.

     On July 10, 2001, CRIIMI MAE announced that shareholders would be asked at the annual meeting of shareholders, scheduled for September 25, 2001, to consider and approve a one-for-ten reverse stock split of the Company's issued and outstanding common stock. In light of this announcement, the NYSE will not commence suspension and delisting procedures but will allow the Company sufficient time to solicit shareholder approval and implement the reverse stock split, if approved. There can be no assurance that the reverse stock split will be approved by the Company's common shareholders and, if approved and implemented, will cause the market price of the common stock to rise sufficiently, or to sustain a sufficient price, to satisfy NYSE listing requirements or that all listing requirements will continue to be met.

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

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities constitute Qualifying Interests.
In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of June 30, 2001, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market. The Company will have an increase in the amount of interest expense paid on its variable-rate obligations primarily due to increases in one-month LIBOR. The Company will also experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury bonds as well as increases in the spread between U.S. Treasury bonds and CMBS. As of June 30, 2001, the average treasury rate used to price the CMBS had increased by approximately 30 basis points and credit spreads remained relatively constant compared to December 31, 2000.

     CRIIMI MAE has entered into interest rate protection agreements to mitigate the adverse effects of rising interest rates on the amount of interest expense payable under its variable-rate borrowings. The caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index (typically one-month LIBOR), increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. The term of the cap as well as the stated interest rate of the cap, which in all cases is currently above the current rate of the index, will limit the amount of protection that the caps offer. The average LIBOR index was 4.906% during the first six months of 2001 which was a 166 basis point decrease from December 31, 2000.

     The Company's New Debt consists of a new, variable-rate secured financing (in the form of a repurchase transaction), and indebtedness evidenced by two new series of secured notes. Operative documents evidencing the New Debt do not specifically require the Company to maintain collateral of a specific market value.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     In connection with the Company's Chapter 11 proceeding, certain of the Company's lenders alleged defaults existed under debt obligations entered into prior to the Chapter 11 filing. It is noted that on April 17, 2001, the Company emerged from Chapter 11 and all obligations to the extent constituting allowed claims were paid in full as part of the Company's Reorganization Plan (except for the claim of First Union) through either a cash payment or issuance of New Debt, or a combination thereof. Reference is made to Note 13 to Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Note 13 discusses the claim of First Union, among other matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

   Exhibit No.                               Description

     3.1 Articles of Amendment and Restatement of CRIIMI MAE Inc., including Exhibit A, Exhibit B, Exhibit C and Exhibit D thereto pertaining to the preferences, conversion and other rights, voting powers, restrictions and limitations as to dividends, qualifications and terms and conditions of redemption of the Series B Cumulative Convertible Preferred Stock, Series E
                                             Cumulative Convertible Preferred
                                             Stock, the Series F Redeemable
                                             Cumulative Dividend Preferred Stock
                                             and the Series G Redeemable
                                             Cumulative Dividend Preferred
                                             Stock, respectively, filed with
                                             the Maryland State Department of
                                             Assessments and Taxation on
                                             April 17, 2001 (incorporated by
                                             reference to a Current Report
                                             on Form 8-K filed with the
                                             Securities and Exchange Commission
                                             ("SEC") on June 1, 2001).

     3.2 Second Amended and Restated Bylaws of CRIIMI MAE Inc. (incorporated by reference to a Current Report on Form 8-K filed with the SEC on June 1, 2001).

     3.3                                     Articles of Incorporation of
                                             CBO REIT, Inc. filed with the
                                             Maryland State Department of
                                             Assessments and Taxation on April
                                             11, 2001 (incorporated by reference
                                             to a Current Report on Form 8-K
                                             filed with the SEC on June 1,
                                             2001).

     3.4 Bylaws of CBO REIT, Inc., effective as of April 17, 2001 (incorporated by reference to a Current Report on Form 8-K filed with the SEC on June 1, 2001).

     4.1 Intercreditor Agreement, dated as of April 17, 2001, among Merrill Lynch International, acting through its agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Bank Minnesota,
                                             National Association, acting as
                                             trustee under two indentures
                                             relating to the Series A Notes and
                                             Series B Notes (incorporated by
                                             reference to a Current Report on
                                             Form 8-K filed with the SEC on
                                             June 1, 2001).

      4.2 Indenture, dated as of April 17, 2001 and all exhibits and schedules thereto, by and between CRIIMI
                                             MAE Inc. and Wells Fargo Bank
                                             Minnesota, National Association, as
                                             trustee relating to the Series A
                                             Notes (incorporated by reference
                                             to Exhibit T3C to Amendment No. 2
                                             to Form T-3 relating to Series
                                             A Notes Indenture filed with the
                                             SEC on April 13, 2001).

      4.3 Indenture, dated as of April 17, 2001, and all exhibits and schedules thereto, by and between CRIIMI MAE Inc. and Wells Fargo Bank Minnesota, National
                                             Association, as trustees relating
                                             to the Series B Notes (incorporated
                                             by reference to Exhibit T3C to
                                             Amendment No. 2 to Form T-3
                                             relating to Series B Notes
                                             Indenture filed with the SEC on
                                             April 13, 2001).

     10.1 Master Repurchase Agreement and Annex I to the Master Repurchase Agreement, including Schedule 1-A (CBO-2 Securities), Schedule 1-B (CBO-1/Nomura Securities), Schedule
                                             1-D (Loss Threshold Amount) and
                                             Disclosure Schedule thereto
                                             (incorporated by reference to a
                                             Current Report on Form 8-K filed
                                             with the SEC on June 1, 2001).

     10.2                                    Foreclosure/Transfer Agreement,
                                             dated as of April 17, 2001, among
                                             CRIIMI MAE Inc., Merrill Lynch
                                             International, acting through its
                                             agent, Merrill Lynch, Pierce,
                                             Fenner &

                                             Smith Incorporated and Wells Fargo
                                             Bank Minnesota, National
                                             Association, acting as trustee
                                             under two Indentures relating to
                                             Series A Notes and Series B Notes
                                             (incorporated by reference to
                                             a Current Report on Form 8-K filed
                                             with the SEC on June 1, 2001).

     10.3 Security and Pledge Agreement, dated as of April 17, 2001, made by CRIIMI MAE Inc. in favor of Merrill Lynch, Pierce, Fenner & Smith
                                             Incorporated, as collateral agent
                                             (incorporated by reference to a
                                             Current Report on Form 8-K filed
                                             with the SEC on June 1, 2001).

     10.4 Employment Agreement dated and effective as of June 29, 2001 between the Company and William B. Dockser (incorporated by reference to a Current Report on Form 8-K filed with the SEC on July 10,
                                             2001).

     10.5 Employment Agreement dated and effective as of June 29, 2001 between the Company and H. William Willoughby (incorporated by reference to a Current Report on Form 8-K filed with the SEC on July 10, 2001).

     99(a) Information regarding loans included in the Company's special servicing loan portfolio.

(b)      REPORTS ON FORM 8-K

                 Date                        Purpose

                  June 1, 2001               To report certain of the operative
                                             and constituent documents and
                                             agreements evidencing or relating
                                             to the recapitalization financing
                                             contemplated by the Company's
                                             confirmed Joint Plan of
                                             Reorganization and closed on
                                             April 17, 2001, the effective date
                                             of such Joint Plan of
                                             Reorganization, and certain
                                             constituent documents which become
                                             effective on the effective date of
                                             the Joint Plan of Reorganization,
                                             including:  Articles of Amendment
                                             and Restatement of CRIIMI MAE Inc.
                                             filed with the Maryland State
                                             Department of Assessments and
                                             Taxation on April 17, 2001; Second
                                             Amended and Restated Bylaws of
                                             CRIIMI MAE Inc., effective as of
                                             April 17, 2001; Articles of
                                             Incorporation of CBO REIT, Inc., a
                                             subsidiary of CRIIMI MAE Inc.,
                                             filed with the Maryland State
                                             Department of Assessments and
                                             Taxation on April 11, 2001; Bylaws
                                             of CBO REIT, Inc., effective as of
                                             April 17, 2001; Master Repurchase
                                             Agreement, dated as of April 17,
                                             2001, between CRIIMI MAE Inc. and
                                             Merrill Lynch International, acting
                                             through its agent Merrill Lynch,
                                             Pierce, Fenner & Smith Incorporated
                                             and  Annex I to Master Repurchase
                                             Agreement; Intercreditor Agreement,
                                             dated as of April 17, 2001, among
                                             Merrill Lynch International,
                                             acting through its agent, Merrill
                                             Lynch, Pierce, Fenner & Smith
                                             Incorporated and Wells Fargo Bank
                                             Minnesota, National Association,
                                             acting as trustee under two
                                             Indentures relating to the Series A
                                             Notes and Series B Notes;
                                             Foreclosure/Transfer Agreement,
                                             dated as of April 17, 2001, among
                                             CRIIMI MAE Inc.,  Merrill Lynch
                                             International, acting through its
                                             agent, Merrill Lynch, Pierce,
                                             Fenner & Smith Incorporated and
                                             Wells Fargo Bank Minnesota,
                                             National Association, acting as
                                             trustee under two Indentures
                                             relating to the Series A Notes and
                                             Series B Notes; Security and Pledge
                                             Agreement, dated as of April 17,
                                             2001, made by CRIIMI MAE Inc., in
                                             favor of Merrill Lynch, Pierce,
                                             Fenner & Smith, Incorporated, as
                                             collateral agent; and a press
                                             release issued by CRIIMI MAE Inc.
                                             on April 17, 2001, announcing its
                                             emergence from bankruptcy.

                                 Signature

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CRIIMI MAE INC.


August 8, 2001                             /s/ Cynthia O. Azzara
---------------------------                -------------------------------------
DATE                                       Cynthia O. Azzara
                                           Senior Vice President,
                                           Principal Accounting Officer
                                             and Chief Financial Officer