Form 10-Q
period 2001-09-30
CRIIMI MAE INC
filed 2001-11-14
CIK 847322

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

For the quarter ended September 30, 2001          Commission file number 1-10360

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding as of November 12, 2001
         -----                              -----------------------------------
 Common Stock, $0.01 par value                           12,938,378

                                 CRIIMI MAE INC.

                          Quarterly Report on Form 10-Q




PART I. Financial Information..............................................Page


Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 2001
         (unaudited) and December 31, 2000.................................. 3

        Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2001 and 2000 (unaudited)...... 4

        Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2001 (unaudited).......................  6

        Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2001 and 2000 (unaudited)...........................  7

        Notes to Consolidated Financial Statements (unaudited).............  8

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................... 49

Item 2A. Quantitative and Qualitative Disclosures about Market Risk........ 68


PART II. Other Information

Item 1.  Legal Proceedings................................................. 69

Item 2.  Changes in Securities............................................. 69

Item 3.  Defaults Upon Senior Securities................................... 69

Item 4.  Submission of Matters to a Vote of
          Security Holders...................................... .......... 69

Item 5.  Other Information................................................. 70

Item 6.  Exhibits and Reports on Form 8-K.................................. 70

Signatures ................................................................ 72

                                     PART I

ITEM 1.         FINANCIAL STATEMENTS
                                 CRIIMI MAE INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,            December 31,
                                                                            2001                    2000
                                                                    ---------------------   ---------------------
                                                                        (unaudited)
Assets:
  Mortgage assets:
    Subordinated CMBS and Other MBS, at fair value                         $ 861,556,445           $ 109,266,975
    Subordinated CMBS pledged to creditors, at fair value                              -             747,579,293
    Insured mortgage securities, at fair value                               360,696,770             385,751,407
  Equity investments                                                           9,621,751              33,779,658
  Receivables                                                                 19,547,980              41,003,072
  Other assets                                                                30,630,812              38,043,461
  Servicing other assets                                                      16,344,788                       -
  Servicing cash and cash equivalents                                          8,514,974                       -
  Restricted cash and cash equivalents                                        37,121,638              95,846,001
  Other cash and cash equivalents                                             17,764,488             106,569,778
                                                                    ---------------------   ---------------------
Total assets                                                             $ 1,361,799,646         $ 1,557,839,645
                                                                    =====================   =====================

Liabilities:
  Variable-rate secured borrowing                                          $ 250,972,097         $             -
  Series A senior secured notes                                              101,348,496                       -
  Series B senior secured notes                                               61,798,469                       -
  Payables and accrued expenses                                               33,491,326              33,415,632
  Servicing liabilities                                                        2,611,265                       -
  Securitized mortgage obligations:
    Collateralized bond obligations-CMBS                                     282,433,870             280,520,265
    Collateralized mortgage obligations-
       insured mortgage securities                                           333,397,484             364,649,925
  Liabilities subjected to Chapter 11 proceedings:
    Secured:
      Variable-rate secured borrowings-CMBS                                            -             367,535,895
      Other financing facilities                                                       -               1,300,000
      Payables and accrued expenses                                                    -               2,166,936
    Unsecured:
      Senior unsecured notes                                                           -             100,000,000
      Other financing facilities                                                       -              89,749,522
      Payables and accrued expenses                                                    -              50,243,454
                                                                    ---------------------   ---------------------
Total liabilities                                                          1,066,053,007           1,289,581,629
                                                                    ---------------------   ---------------------

Shareholders' equity:
  Convertible preferred stock, $0.01 par; 75,000,000 and
    25,000,000 shares authorized; 3,597,992 and 6,124,527
    shares issued and outstanding, respectively                                   35,980                  61,245
  Common stock, $0.01 par; 300,000,000 and 120,000,000
    shares authorized; 12,403,182 and 6,235,317 shares
    issued and outstanding, respectively                                         124,032                  62,353
  Accumulated other comprehensive income (loss)                                3,908,735              (3,019,679)
  Additional paid-in capital                                                 630,089,504             612,496,343
  Accumulated deficit                                                       (338,411,612)           (341,342,246)
                                                                    ---------------------   ---------------------

Total shareholders' equity                                                   295,746,639             268,258,016
                                                                    ---------------------   ---------------------

Total liabilities and shareholders' equity                               $ 1,361,799,646         $ 1,557,839,645
                                                                    =====================   =====================


  The accompanying notes are an integral part of these consolidated financial statements.

                                   CRIIMI MAE INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                             AND COMPREHENSIVE INCOME
                                     (Unaudited)


                                                   For the three months ended September 30,  For the nine months ended September 30,
                                                            2001               2000                 2001              2000
                                                   -------------------- ----------------     ---------------- -----------------
Interest income:
  Subordinated CMBS                                        $ 26,443,069     $ 33,255,157         $ 79,114,530     $ 107,817,791
  Insured mortgage securities                                 7,144,951        7,618,704           22,003,020        23,086,633
  Originated loans                                                    -        8,192,720                    -        24,891,137
                                                    -------------------- ----------------     ---------------- -----------------
  Total interest income                                      33,588,020       49,066,581          101,117,550       155,795,561
                                                    -------------------- ----------------     ---------------- -----------------
Interest and related expenses:
  Variable-rate secured borrowing                             5,464,043                -           10,228,293                 -
  Series A senior secured notes                               3,085,107                -            5,700,429                 -
  Series B senior secured notes                               3,284,027                -            5,910,212                 -
  Fixed-rate collateralized bond obligations-CMBS             6,370,858        6,346,239           19,157,020        19,024,814
  Fixed-rate collateralized mortgage obligations-
       insured securities                                     6,516,462        6,973,759           20,353,650        23,329,489
  Fixed-rate collateralized mortgage obligations-
       originated loans                                               -        6,857,665                    -        20,399,527
  Variable-rate secured borrowings-CMBS                               -       11,039,045            7,325,059        35,054,655
  Fixed-rate senior unsecured notes                                   -        2,281,251            2,712,142         6,843,753
  Other interest expense                                         56,846        2,108,135            2,152,538         6,060,735
                                                    -------------------- ----------------     ---------------- -----------------
  Total interest expense                                     24,777,343       35,606,094           73,539,343       110,712,973
                                                    -------------------- ----------------     ---------------- -----------------
Net interest margin                                           8,810,677       13,460,487           27,578,207        45,082,588
                                                    -------------------- ----------------     ---------------- -----------------
  General and administrative expenses                        (3,048,487)      (2,778,230)          (8,509,375)       (8,582,218)
  Amortization of assets acquired in the Merger                (719,394)        (719,394)          (2,158,182)       (2,158,182)
  Equity in income (losses) from investments                    163,250          722,695           (1,791,291)          684,509
  Other income                                                  724,142        1,100,489            3,152,933         2,419,035
  Impairment on CMBS                                         (3,886,347)               -           (3,886,347)                -
  Net gains on mortgage security dispositions                    56,109                -                  307           241,312
  Hedging loss                                                  (75,210)               -             (996,249)                -
  Servicing revenue                                           3,353,195                -            3,353,195                 -
  Servicing general and administrative expenses              (2,963,284)               -           (2,963,284)                -
  Servicing non-cash expenses                                  (669,560)               -             (669,560)                -
  Litigation expense                                                  -       (2,500,000)                   -        (2,500,000)
  Reorganization items:
     Other                                                     (398,779)       2,807,075           (2,276,309)       (4,164,489)
     Net (loss) gain on sale of REO                             (65,373)               -              366,529          (924,283)
     Impairment on CMBS-Reorganization item                           -      (10,579,996)                   -       (15,832,817)
     Loss on sale of CMBS                                             -        1,367,601                    -          (343,613)
     Loss on originated loans                                         -      (45,845,712)                           (45,845,712)
  Gain on originated loan dispositions                                -          206,696                    -           244,581
  Emergence financing origination fee                                 -                -           (3,936,616)                -
                                                    -------------------- ----------------     ---------------- -----------------
                                                             (7,529,738)     (56,218,776)         (20,314,249)      (76,761,877)
                                                    -------------------- ----------------     ---------------- -----------------
  Net income (loss) before cumulative effect of
     changes in accounting principles                         1,280,939      (42,758,289)           7,263,958       (31,679,289)
  Cumulative effect of adoption of SFAS 133                           -                -             (135,142)                -
  Cumulative effect of change in accounting principle
     related to servicing revenue                                     -                -            1,995,262                 -
                                                    -------------------- ----------------     ---------------- -----------------
  Net income (loss) before dividends accrued or paid
     on preferred shares                                      1,280,939      (42,758,289)           9,124,078       (31,679,289)
  Dividends accrued or paid on preferred shares              (2,004,647)      (1,704,774)          (6,193,444)       (5,005,679)
                                                    -------------------- ----------------     ---------------- -----------------
  Net (loss) income available to common shareholders         $ (723,708)   $ (44,463,063)         $ 2,930,634     $ (36,684,968)
                                                    ==================== ================     ================ =================

  Net (loss) income available to common shareholders
       per common share:
      Basic - before cumulative effect of changes in
         accounting principles                                  $ (0.06)         $ (7.13)              $ 0.10           $ (5.91)
                                                    -------------------- ----------------     ---------------- -----------------
      Basic - after cumulative effect of changes in
         accounting principles                                  $ (0.06)         $ (7.13)              $ 0.28           $ (5.91)
                                                    -------------------- ----------------     ---------------- -----------------
      Diluted                                                   $ (0.06)         $ (7.13)              $ 0.28           $ (5.91)
                                                    ==================== ================     ================ =================

  Shares used in computing basic (loss) earnings
          per share                                          12,508,253        6,235,317           10,464,433         6,207,482
                                                    -------------------- ----------------     ---------------- -----------------

  Pro forma net income - Change in accounting principle
          related to servicing revenue (see Note 2)          $ (723,708)   $ (44,319,730)           $ 935,372     $ (36,276,345)
                                                    ==================== ================     ================ =================
  Comprehensive income (loss):
  Net income (loss) before dividends accrued or paid
          on preferred shares                               $ 1,280,939    $ (42,758,289)         $ 9,124,078     $ (31,679,289)
  Other comprehensive income                                 11,311,500       16,938,086            6,928,414        39,842,923
                                                    -------------------- ----------------     ---------------- -----------------

     Comprehensive income (loss)                           $ 12,592,439    $ (25,820,203)        $ 16,052,492       $ 8,163,634
                                                    ==================== ================     ================ =================


   The accompanying notes are an integral part of these consolidated financial statements.

                                      CRIIMI MAE INC.
                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         For the nine months ended September 30, 2001
                                        (Unaudited)

                                                                   Accumulated
                                       Preferred                      Other                                               Total
                                       Stock Par    Common Stock   Comprehensive      Additional Paid-in  Accumulated  Shareholders'
                                         Value        Par Value    Income (loss)           Capital          Deficit      Equity
                                     ------------- -------------  --------------     ------------------  ------------  -------------
Balance at December 31, 2000         $ 61,245       $ 62,353     $ (3,019,679)       $ 612,496,343     $ (341,342,246) $268,258,016
 Net income                                -              -               -                     -          9,124,078      9,124,078
 Dividends accrued or paid on
  preferred shares                         -              -               -                     -         (6,193,444)    (6,193,444)
 Common shares issued related
  to preferred stock dividends             -         24,983               -             17,603,132                -      17,628,115
 Conversion of preferred shares
  into common shares                 (25,265)        36,696               -                (11,431)               -              -
 Common shares issued                      -              -               -                  1,460                -           1,460
 Adjustment to unrealized gains
  on investments                           -              -       7,377,224                     -                 -       7,377,224
 Adjustment to SFAS 133
  unrealized loss                          -              -        (448,810)                    -                 -        (448,810)
                                  ---------- --------------   --------------       ---------------   ----------------  ------------
Balance at September 30, 2001       $ 35,980      $ 124,032     $ 3,908,735          $ 630,089,504    $ (338,411,612)  $295,746,639
                                  ========== ==============   ==============       ===============   ================  ============


    The accompanying notes are an integral part of these consolidated financial statements.

                                 CRIIMI MAE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     For the nine months ended September 30,
                                                                     2001                    2000
                                                            ----------------------- ------------------------
Cash flows from operating activities:
   Net income (loss)                                                    $9,124,078             $(31,679,289)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Amortization of discount and deferred financing costs on debt      5,112,597                7,566,389
      Amortization of assets acquired in the Merger                      2,158,182                2,158,182
      Depreciation and other amortization                                  843,475                1,571,502
      Discount amortization on mortgage assets, net                     (7,833,722)              (9,435,754)
      Net gains on mortgage security dispositions                             (307)                (241,312)
      Gain on originated loan dispositions                                       -                 (244,581)
      Equity in losses (income) from investments                         1,791,291                 (684,509)
      Servicing non-cash expenses                                          669,560                        -
      Impairment on CMBS                                                 3,886,347                        -
      Hedging loss                                                       1,131,391                        -
      Cumulative effect of change in accounting principle related to
          servicing revenue                                             (1,995,262)                       -
      Changes in assets and liabilities:
         Decrease (increase) in restricted cash and cash equivalents    58,724,363              (39,575,564)
         Decrease (increase) in receivables and other assets            24,486,205               (4,405,297)
         (Decrease) increase in payables and accrued expenses          (38,467,311)              15,882,757
         Decrease in servicing other assets                              1,441,535                        -
         Decrease in servicing liabilities                                (599,328)                       -
      Change in reorganization items accrual                            (1,506,712)                (779,580)
      Reorganization items:
         Net loss on sale of REO                                          (366,529)                 924,283
         Impairment on CMBS-Reorganization item                                  -               15,832,817
         Loss on originated loans                                                -               45,845,712
         Loss on sale of CMBS                                                    -                  343,613
                                                            ----------------------- ------------------------
      Net cash provided by operating activities                         58,599,853                3,079,369
                                                            ----------------------- ------------------------
Cash flows from investing activities:
   Proceeds from mortgage securities dispositions                       29,138,799                9,826,537
   Proceeds from originated loan dispositions                                    -                5,970,384
   Proceeds from sale of CMBS, net                                               -               42,461,587
   Distributions received from AIM Investments                           2,055,126                1,136,144
   Receipt of principal payments                                         6,436,919                9,708,645
   Purchase of other MBS, net                                           (3,906,347)              (3,082,637)

                                                            ----------------------- ------------------------
      Net cash provided by investing activities                         33,724,497               66,020,660
                                                            ----------------------- ------------------------
Cash flows used in financing activities:
   Principal payments on securitized mortgage obligations              (32,051,429)             (24,913,936)
   Principal payments on New Debt                                      (15,120,446)                       -
   Principal payments on secured borrowings and other debt
    obligations                                                       (132,284,698)             (11,781,327)
                                                            ----------------------- ------------------------
Net cash used in financing activities                                 (179,456,573)             (36,695,263)
                                                            ----------------------- ------------------------
Net (decrease) increase in other cash and cash equivalents             (87,132,223)              32,404,766

Cash and cash equivalents, beginning of period (1)                     113,411,685               53,510,311
                                                            ----------------------- ------------------------
Cash and cash equivalents, end of period (1)                           $26,279,462              $85,915,077
                                                            ======================= ========================

(1) Comprised of Servicing cash and cash equivalents and Other cash and cash equivalents.


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

     Prior to the Chapter 11 filing,  CRIIMI MAE's primary  activities  included
(a) acquiring non-investment grade securities (rated below BBB- or unrated) backed by pools of commercial mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS"), (b) originating and underwriting commercial mortgage loans, (c) securitizing pools of commercial mortgage loans and resecuritizing pools of Subordinated CMBS, and (d) through the Company's servicing subsidiary, CRIIMI MAE Services Limited Partnership ("CMSLP"), performing servicing functions with respect to the mortgage loans underlying the Company's Subordinated CMBS.

     The  Company's  current  primary   activities  include  the  ownership  and
management, in large part through CMSLP, of a significant portfolio of mortgage-related assets.

     The Company's business is subject to a number of risks and uncertainties including, but not limited to: (1) risks related to the New Debt (defined below) including the ability to meet payment and other obligations thereunder, (2) risk of loss of REIT status; (3) possible limitation on usage of net operating loss under IRC Code Section 382; (4) the effect of interest rate compression on the market price of the Company's stock; (5) risks associated with substantial indebtedness or leverage; (6) inherent risks in owning Subordinated CMBS; (7) the limited protection provided by hedging transactions; (8) risk of foreclosure by creditors on the Company's CMBS and other assets securing the New Debt; (9) the limited liquidity of the Subordinated CMBS market; (10) pending litigation;
(11) risk of becoming subject to the requirements of the Investment Company Act of 1940; (12) possible effects of terrorist attacks, an economic recession or other adverse events or circumstances on losses and defaults related to the mortgages underlying the Company's CMBS portfolio; (13) operations adversely affected by factors beyond the Company's control; (14) borrowing and refinancing risks; (15) the effect of the yield curve on borrowing costs; (16) risks associated with the trader election including those referenced in "2000 Taxable Loss/ Taxable Distribution Requirements" below; (17) possible NYSE delisting due to failure to meet and maintain certain listing criteria; (18) taxable mortgage pool risk; and (19) the effect of phantom (non-cash) income on total income.

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

The Reorganization Plan

     The Reorganization Plan provided for the payment in full of all of the allowed claims of the Debtors primarily through recapitalization financing (including proceeds from certain asset sales) aggregating $847 million (the "Recapitalization Financing"). The sales of select CMBS (the "CMBS Sale") and the Company's interest in CMO-IV (the "CMO-IV Sale") generated aggregate proceeds of approximately $418.3 million toward the Recapitalization Financing of which approximately $342.3 million of such proceeds was used to pay related borrowings and approximately $76.0 million of such proceeds was used on the Effective Date to help fund the Reorganization Plan. Included in the balance of the Recapitalization Financing was approximately $262.4 million provided by affiliates of Merrill Lynch Mortgage Capital, Inc. (such affiliate referred to as "Merrill Lynch" or "Merrill") and German American Capital Corporation (such affiliate referred to as "GACC") through a new, variable-rate secured financing facility (in the form of a repurchase transaction) (the "Variable-Rate Secured Borrowing"), and approximately $166.8 million provided through two new series of secured notes issued to certain of the Company's unsecured creditors (collectively, the "New Debt"). Effective as of June 5, 2001, all rights and obligations of Merrill and GACC under the operative agreements evidencing the Variable-Rate Secured Borrowing were assigned by Merrill and GACC to ORIX Real Estate Capital Markets, LLC ("ORIX"). ORIX also owns a significant aggregate principal amount of each of the respective two new series of secured notes referenced above as part of the New Debt.

     Substantially all cash flows relating to existing assets are, and are currently expected to be, used to satisfy principal, interest and fee obligations under the New Debt (see Note 6 for further discussion regarding the New Debt).

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

     Under the Reorganization Plan, the holders of the Company's equity retained their stock. The terms of the New Debt restrict the amount of cash dividends that can be paid to shareholders. One such restriction provides that any cash dividends required to maintain REIT status (assuming the Company has the cash to make such distributions and that it is permitted to make such distributions under the terms of the New Debt) would be paid first to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. The Reorganization Plan also provided for certain amendments to the Company's articles of incorporation, including an increase in authorized shares from 145 million (consisting of 120 million of common shares and 25 million of preferred shares) to 375 million (consisting of 300 million of common shares and 75 million of preferred shares). These amendments to the articles of incorporation became effective on the Effective Date.

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

Redesignation of CMSLP as Special Servicer

     Although CMSLP did not file for protection under Chapter 11, it and the bonds it serviced were under a high degree of scrutiny from servicing rating agencies because of CMSLP's relationship with CRIIMI MAE. In order to allay rating agency concerns stemming from CRIIMI MAE's Chapter 11 filing, in November 1998, CRIIMI MAE designated ORIX as special servicer on CMBS securitizations totaling approximately $29 billion, subject to certain requirements contained in the respective servicing agreements. CMSLP continued to perform special servicing as sub-servicer for ORIX on all but four of these securitizations. In conjunction with the Company's emergence from Chapter 11, CMSLP was redesignated as special servicer on the Company's remaining CMBS securitizations effective August 27, 2001.

     On October 8, 2001, Standard & Poor's ("S&P") affirmed its "average" overall mortgage servicing rankings for CMSLP and, in its report, S&P ranked CMSLP as "positive" as a commercial loan servicer, commercial master servicer and commercial special servicer.

     On October 24, 2001, Fitch issued two ratings upgrades and one ratings affirmation for CMSLP. Fitch upgraded CMSLP's special servicer rating to "CSS2+" and upgraded the servicer rating to "CPS2". Fitch's reasons for the primary servicer upgrade include CMSLP's "continued attention to improving technology and the experienced, well-tenured servicing team." In addition, CMSLP's master servicer rating of "CMS3" was affirmed.

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

     The Company and two of its recently incorporated subsidiaries have jointly elected to treat such two subsidiaries as Taxable REIT Subsidiaries ("TRS") effective January 1, 2001. The TRS allow the Company to earn non-qualifying REIT income while maintaining REIT status. For tax and other reasons, a reorganization of CMSLP was effected such that the partnership interests of CMSLP are held by two recently incorporated subsidiaries, each of which is a TRS.

     The Company's 2000 Taxable Loss/Taxable Distribution Requirements

     During 2000, the Company traded in both short and longer duration fixed income securities, including non-investment grade and investment grade CMBS and investment grade residential mortgage backed securities (such securities traded and all other securities of the type described constituting the "Trading Assets" to the extent owned by CRIIMI MAE Inc. or any wholly-owned subsidiary), which, for financial reporting purposes, are classified as Subordinated CMBS and Other MBS on the balance sheet. The Company seeks maximum total return through short term trading, consistent with prudent investment management. Returns from such activities include capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, and other arbitrage opportunities.

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

     As a result of its trader election, CRIIMI MAE recognized a mark-to-market tax loss on its Trading Assets on January 1, 2000 of approximately $478 million (the "January 2000 Loss"). This loss is not recorded on the GAAP financial statements. Such loss is expected to be recognized evenly for tax purposes over four years beginning with the year 2000 (i.e., approximately $120 million per year). The Company expects such loss to be ordinary. Additionally, as a result of its trader election, the Company is required to mark-to-market its Trading Assets on a tax basis at the end of each tax year. Any increase or decrease in the value of the Trading Assets as a result of the year-end mark-to-market requirement will generally result in either a tax gain (if an increase in value) or a tax loss (if a decrease in value). Such tax gains or losses, as well as any realized gains or losses from the disposition of Trading Assets during each year, are also expected to be ordinary gains or losses. Assets transferred to CBO REIT, Inc. are no longer required to be marked-to-market on a tax basis.

     Since gains and losses associated with trading activities are expected to be ordinary, any gains will generally increase taxable income and any losses will generally decrease taxable income. Since the Company is a REIT which was generally required to distribute 95% of its taxable income to shareholders for years ending on or before December 31, 2000 and is generally required to distribute 90% for years beginning after 2000, any increases in taxable income from trading activities will generally result in an increase in REIT distribution requirements and any decreases in taxable income from trading activities will generally result in a decrease in REIT distribution requirements (or, if taxable income is reduced to zero because of a net operating loss or loss carry forward, eliminate REIT distribution requirements).

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

     Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back. If a Trading Asset is marked down because of an increase in interest rates, rather than from credit losses, such mark-to-market losses may be recovered over time through taxable income. Any recovered mark-to-market losses will generally be recognized as taxable income, although there is expected to be no corresponding increase in cash flow.

     There is no assurance that the Company's position with respect to its election as a trader in securities will not be challenged by the IRS, and, if challenged, will be defended successfully by the Company. As such, there is a risk that the January 2000 Loss will be limited or disallowed, resulting in higher tax basis income and a corresponding increase in REIT distribution requirements. It is possible that the amount of any under-distribution for a taxable year could be corrected with a "deficiency dividend" as defined in Code
Section 860, however, interest may also be due to the Internal Revenue Service on the amount of this under-distribution.

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

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of September 30, 2001, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

     If the SEC or its staff were to take a different position with respect to whether such Subordinated CMBS constitute Qualifying Interests, the Company could, among other things, be required either (i) to change the manner in which it conducts its operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on the Company. If the Company were required to change the manner in which it conducts its business, it would likely have to dispose of a significant portion of its Subordinated CMBS or acquire significant additional assets that are Qualifying Interests. Alternatively, if the Company were required to register as an investment company, it expects that its operating expenses would significantly increase and that the Company would have to reduce significantly its indebtedness, which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms or at all. There are restrictions under certain of the operative documents evidencing the New Debt which could limit possible actions the Company may take in response to any need to modify its business plan in order to register as an investment company or avoid the need to register. Certain dispositions or acquisitions of assets could require approval or consent of certain holders of New Debt. Any such results could have a material adverse effect on the Company.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE, CM Management, CMSLP Holding Company Inc., CMSLP Management Company Inc, CMSLP, CRIIMI, Inc., CRIIMI MAE Financial Corporation, CRIIMI MAE Financial Corporation II, CRIIMI MAE Financial Corporation III, CRIIMI MAE QRS 1, Inc., CBO REIT, Inc., CM Securities Trading Co., and CRIIMI MAE CMBS Corp. contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of September 30, 2001 and December 31, 2000 (audited), the consolidated results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000.

     Effective July 2001, CRIIMI MAE, which had previously accounted for CMSLP under the equity method, acquired voting control of CMSLP and is now accounting for this subsidiary on a consolidated basis. CMSLP's assets, liabilities, revenues and expenses are labeled as "servicing" on the Company's consolidated financial statements.

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

Reclassifications

     Certain amounts in the consolidated financial statements as of December 31, 2000 and for the three and nine months ended September 30, 2000 have been reclassified to conform to the 2001 presentation.

Income Recognition and Carrying Basis

     Subordinated CMBS and Other Mortgage-Backed Securities

     Prior to April 1, 2001, CRIIMI MAE recognized income from Subordinated CMBS using the effective interest method, using the anticipated yield over the projected life of the investment. Changes in anticipated yields were generally calculated due to revisions in estimates of future credit losses, actual losses incurred, revisions in estimates of future prepayments and actual prepayments received. Changes in anticipated yields resulting from prepayments were recognized through a cumulative catch-up adjustment at the date of the change which reflected the change in income of the security from the date of purchase through the date of change in anticipated yield. The new yield was then used for income recognition for the remaining life of the investment. Changes in anticipated yields resulting from reduced estimates of losses were recognized on a prospective basis. When other than temporary impairment was recognized, a new yield was calculated on the CMBS based on its new cost basis (fair value at date of impairment) and expected future cash flows. This revised yield was employed prospectively. Effective April 1, 2001, CRIIMI MAE adopted EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" to recognize income on its Subordinated CMBS. See discussion in "New Accounting Statements." CRIIMI MAE carries its Subordinated CMBS at fair market value where changes in fair value are recorded as a component of shareholders' equity. See Note 4.

     Investment income on other mortgage-backed securities ("Other MBS") consists of amortization of the discount or premiums on primarily investment-grade securities, plus the stated investment interest payments received or accrued on other mortgage-backed securities. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the investment using the effective interest method. The effective interest method provides a constant yield of income over the term of the investment.

     The Company's Other MBS are classified as available for sale. As a result, the Company carries these securities at fair value where changes in fair value are recorded as a component of shareholders' equity. Upon the sale of such securities, any gain or loss is recognized in the income statement.

Impairment

     Subordinated CMBS and Other Mortgage-Backed Securities

     CRIIMI MAE assesses each Subordinated CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: 1) fair value has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period that fair value is expected to be below amortized cost through the period of time the Company expects the value to recover to amortized cost, or 2) the credit quality of the security is declining and the Company determines that the current estimate of expected future credit losses exceeds credit losses as originally projected or expected credit losses will occur sooner than originally projected. The amount of impairment loss is measured by comparing the fair value, based on available market information and management's estimates, of the Subordinated CMBS to its current amortized cost basis; the difference is recognized as a loss in the income statement. The Company assesses current economic events and conditions that impact the value of its Subordinated CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred. See Note 4 for a discussion of impairment charges recognized in 2001 and 2000.

     CRIIMI MAE assesses its Other MBS for other than temporary impairment when the fair market value of the security declines below amortized cost and CRIIMI MAE concludes that it no longer has the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of the security to its current cost basis; the difference is recognized as a loss in the income statement.

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

Servicing Other Assets and Servicing Liabilities

     Servicing other assets is comprised of assets owned by CMSLP, including receivables, other assets, fixed assets, acquired mortgage servicing rights, rights under four AIM Fund subadvisory contracts, investments in interest-only certificates, and investments in CMBS. Servicing liabilities consist primarily of accounts and notes payable incurred by CMSLP. Unless otherwise stated, the accounting policies related to assets and liabilities of CMSLP are the same as CRIIMI MAE. Significant accounting policies related to servicing other assets and servicing liabilities are as follows:

     Acquired Mortgage Servicing Rights

     These assets are amortized in proportion to, and over the period of, the estimated net servicing income (servicing revenue in excess of servicing costs) from the servicing rights. Mortgage servicing rights are carried at the lower of amortized cost or fair value, and are assessed for impairment based on the fair value of those rights. Fair values are estimated based on market prices for similar mortgage servicing rights and on the discounted anticipated future net cash flows which involve consideration of historical loan prepayment experience, interest rates, default assumptions, loan modifications, assumption activities, and other economic factors. For purposes of impairment evaluation and measurement, CMSLP stratifies the mortgage servicing rights based on predominant risk characteristics. CMSLP has defined its principal risk characteristic as the servicing contract because each commercial mortgage servicing contract is unique and requires focused attention on non-standard clauses. Management's anticipated returns on these investments are based upon a number of assumptions that are subject to certain business and economic uncertainties and contingencies, including, without limitation, prevailing interest rates (the decline of which may lead to increased prepayments of the underlying mortgage loans, to the extent that lockout clauses have expired) and the general condition of the real estate market.

     Components of Servicing Other Assets and Servicing Liabilities

     At September 30, 2001, the following comprised servicing other assets and servicing liabilities:

         Acquired mortgage servicing rights                  $  4,572,429
         AIM Fund subadvisory contracts                         2,036,564
         Investment in interest-only certificates and CMBS      2,417,952
         Receivables and other assets                           4,986,091
         Fixed assets, net                                      2,331,752
                                                            -------------
         Total servicing other assets                         $16,344,788
                                                            =============

         Accounts and notes payable                          $  2,611,265
                                                            =============

Servicing Revenue, Servicing General and Administrative Expenses, and Servicing Non-Cash Expenses

     Servicing revenue represents revenue earned by CMSLP, which primarily consists of mortgage servicing fees, interest income, assumption fees and other ancillary servicing fees, and AIM Fund subadvisory fees. Servicing general and administrative expenses represents general and administrative expenses incurred by CMSLP. Servicing non-cash expenses represents non-cash expenses incurred by CMSLP, including amortization of mortgage servicing rights, impairment on mortgage servicing rights and depreciation and amortization of fixed and other assets. Unless otherwise stated, the accounting policies related to revenues and expenses of CMSLP are the same as CRIIMI MAE. Significant accounting policies affecting servicing revenues and expenses are as follows:

     Servicing and Subadvisory Fees

     CMSLP receives servicing fees for direct, master, property, standby and special servicing provided on behalf of CMBS investors, represented principally by certain affiliated entities, in connection with loans originated or acquired by mortgage lenders. Mortgage servicing fees are generally calculated on the outstanding principal balances of the loans serviced and are earned on a monthly basis as mortgage loan principal and interest collections are due.

     CMSLP also earns fees based on the invested assets of the AIM Funds as CMSLP is the subadvisor to these funds. As the subadvisor, CMSLP is responsible for managing the assets of the AIM Funds. These duties include the maintenance and disposition of the AIM Funds' mortgage assets.

     Assumption Fees

     An assumption fee is income that CMSLP receives for the underwriting involved in processing records for a new buyer in assuming an existing loan. Typically, the fee is either based on a percentage of the unpaid principal balance of the loan to be assumed (usually 1 percent) or is a fixed standard cost, as provided for in the loan documents that is then shared with other servicers. This income is recognized after the assumption of the loan has been approved by CMSLP and documentation of the assumption has been completed and executed.

     Components of Servicing Revenue, Servicing General and Administrative Expenses, and Servicing Non-Cash Expenses

     For the three months ended September 30, 2001, the following comprised servicing revenue and servicing non-cash expenses:

         Mortgage servicing fees                              $  1,852,105
         Assumption fees and other servicing income                767,420
         Interest income                                           580,360
         AIM Fund subadvisory fees                                 153,310
                                                            --------------
              Total servicing revenue                         $  3,353,195
                                                            ==============

              Total general and administrative expenses       $  2,963,284
                                                            ==============

         Amortization of mortgage servicing rights           $     371,925
         Depreciation and amortization of fixed and
          other assets                                             231,296
         Impairment on mortgage servicing rights and CMBS           66,339
                                                           ---------------
              Total servicing non-cash expenses              $     669,560
                                                           ===============

Bankruptcy Accounting during Chapter 11 Proceedings

     Reorganization Items

     Reorganization items were items of income and expense that were realized or incurred by CRIIMI MAE because it was in reorganization. During the three and nine months ended September 30, 2001 and 2000, the Company recorded reorganization items, as summarized below:

                                                     Three months ended                              Nine months ended
                                         September 30, 2001       September 30, 2000     September 30, 2001      September 30, 2000
                                         ------------------       ------------------     ------------------      ------------------
Reorganization Items
--------------------
Short-term interest income                     $        --           $ (2,268,168)         $ (2,491,311)          $ (4,706,840)
Professional fees                                  626,023 (2)           (820,503) (1)        3,978,256              6,608,081
Employee Retention Program                              --                315,898                    --                851,948
Other                                             (227,244)               (34,302)              789,364              1,411,300
                                               ------------          -------------        --------------          -------------
  Subtotal                                         398,779             (2,807,075)            2,276,309              4,164,489
                                               ------------          -------------        --------------          -------------
Net loss (gain) on sale of REO                      65,373                     --              (366,529)               924,283
Impairment on CMBS regarding Reorganization             --             10,579,996                    --             15,832,817
(Gain) loss on sale of CMBS                             --             (1,367,601)                   --                343,613
Loss on originated loans                                --             45,845,712                    --             45,845,712
                                               ------------          -------------        --------------          -------------
  Total Reorganization Expense-net             $   464,152           $ 52,251,032         $   1,909,780           $ 67,110,914
                                               ============          =============        ===============         =============

(1) During the three months ended September 30, 2000, the Company reduced the amount of previously accrued professional fees to reflect the settlement with Solomon Smith Barney, Inc. ("SSB") in July 2000.

(2) Represents professional fees incurred during the bankruptcy period.

Consolidated Statements of Cash Flows

     Since the consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity, the consolidated statements of cash flows do not reflect investing and financing activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments.

     On the Effective Date, cash of approximately $127.2 million was used to payoff a portion of the aggregate principal relating to debt incurred prior to the Chapter 11 filing. The aggregate New Debt principal of approximately $429.2 million was incurred by the Company on the Effective Date to satisfy the remaining principal owed on the debt incurred prior to the Chapter 11 filing. The cash outflow of $127.2 million is included in principal payments on secured borrowings and other debt obligations in the financing activities section of the consolidated statements of cash flows. The aggregate New Debt principal of $429.2 million resulted in no cash inflow to the Company and, accordingly, is not reflected in the consolidated statements of cash flows.

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

     Cash payments made for interest for the nine months ended September 30, 2001 and 2000 were $102,987,193 and $112,258,045, respectively.

Comprehensive Income

     Comprehensive income includes net earnings as currently reported by the Company (before dividends accrued or paid on preferred shares) adjusted for other comprehensive income. Other comprehensive income for the Company consists of (a) changes in unrealized gains and losses related to the Company's CMBS and Other MBS and Insured Mortgage Securities accounted for as available for sale with changes in fair value recorded through equity, and (b) certain changes in the fair value of the interest rate caps the Company accounts for under SFAS 133.

Shareholders' Equity

     On October 17, 2001, CRIIMI MAE effected a one-for-ten reverse stock split. See Note 9 for additional information. All share and per share information in these notes to consolidated financial statements and the accompanying consolidated financial statements has been retroactively adjusted to reflect the reverse stock split. Share information adjustments include, without limitation, adjustments to the number of common shares issued and outstanding, issued as dividends on and upon conversion of shares of preferred stock, and issuable under outstanding options. CRIIMI MAE had authorized 300,000,000 and 120,000,000 shares and had issued and outstanding 12,403,182 and 6,235,317 shares of $0.01 par value common stock as of September 30, 2001 and December 31, 2000, respectively.

Per Share Amounts

     Basic earnings per share ("EPS") amounts for the three and nine months ended September 30, 2001 and 2000 represent net income available to common shareholders divided by the weighted average common shares outstanding during the period. The weighted average common shares outstanding amounts include the weighted average amount of common shares payable or paid to preferred shareholders related to dividends as of the respective dividend declaration dates. Diluted earnings per share amounts for the three and nine months ended September 30, 2001 and 2000 represent basic earnings per share adjusted for dilutive common stock equivalents, which for CRIIMI MAE could include stock options and certain series of convertible preferred stock. See Note 11 for a reconciliation of basic earnings per share to diluted earnings per share.

Change in Accounting Principle related to Special Servicing Fee Revenue Recognition

     As of July 1, 2001, CMSLP changed its accounting policy related to the recognition of special servicing fee revenue. Special servicing fees are paid to CMSLP when mortgage loans collateralizing CMBS owned by the Company are in default. Typically, CMSLP is paid 25 basis points of the unpaid principal balance of the defaulted mortgage loans for as long as the loans are in default. The fees are paid to compensate the special servicer for managing and resolving the defaulted loan. Historically, CMSLP had deferred special servicing fee revenue and recorded that revenue into earnings using the method consistent with the Company's policy of recognizing interest income over the life of the CMBS owned by CRIIMI MAE on the level yield basis. CMSLP is now recording these special servicing fees in earnings on a current basis. This change in accounting policy was made to better match revenues and expenses related to the actual special servicing of the defaulted loans. The special servicing fees are paid on a current basis by the trusts holding the mortgage loans and those payments directly reduce the cash flow paid on the Company's CMBS. Therefore, the special servicing fees paid are built into the GAAP yields the Company uses to record interest income on its CMBS. CMSLP has changed its accounting policy to recognize the special servicing fees in earnings on a current basis as it believes this policy better matches the special servicing fees it earns with the direct costs expended for special servicing the loans. The CMBS and special servicing contracts are separate legal instruments or contracts.

     The Company is required to reflect this change in accounting principle as a cumulative catch-up as of January 1, 2001. As of January 1, 2001 CMSLP had approximately $2.0 million in deferred revenue related to the special servicing fee revenue. As a result, this amount was recorded into income and is reflected as a cumulative change in accounting principle for the nine months ended September 30, 2001. The results of operations for the three and nine months ended September 30, 2001 reflect the recognition of special servicing fee revenue on a current basis. As previously discussed, prior to July 1, 2001, CMSLP was accounted for using the equity method and, as a result, the impact of the new accounting principle (except for the cumulative catch-up) is reflected in equity in income from investments for the six months ended June 30, 2001 and on a consolidated basis for the three months ended September 30, 2001. The proforma net income disclosures on the income statement and proforma EPS disclosures in Note 11 related to this change in accounting principle present the Company's net income and EPS assuming this new accounting principle had been applied to those periods presented. Net income would have been $225,000 and $2.5 million less for the three and nine months ended September 30, 2001 had this new accounting principle not been adopted.

New Accounting Statements

     In July 2000, the Financial Accounting Standards Board ("FASB") issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." This statement requires that all changes in assumptions regarding expected future cash flows related to such assets that are used to calculate income yields be recognized prospectively through revised income yields unless impairment is required to be recognized, at which time an investment is written down to fair value. EITF 99-20 impacts the Company's income recognition for its CMBS portfolio. Previously, in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("FAS 91"), the Company recognized changes in income yields due to changes in expected prepayment speeds as a cumulative catch-up in the period of change. In addition, in accordance with AICPA Practice Bulletin 6, the Company recognized changes related to expected future cash flows due to credit losses prospectively if the change resulted in fewer credit losses and as a cumulative catch-up if the change resulted in more credit losses, unless impairment was required to be recognized at which time the CMBS was written down to fair value. EITF 99-20 was adopted by the Company on April 1, 2001 and resulted in no adjustment to interest income or impairment. Additionally, the Company does not expect the adoption of EITF 99-20 to have a significant impact on the Company's CMBS income recognition in the future.

     During 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". FAS 133, as amended, establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under FAS 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge relationship and, if it is, depending on the type of hedge relationship. For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recorded through the income statement. For cash flow hedge transactions, effective changes in the fair value of the derivative instrument are reported in other comprehensive income while ineffective changes are recorded through the income statement. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the hedged cash flows. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings.

     Currently, the Company uses interest rate caps to hedge the variability in interest payments associated with its Variable-Rate Secured Borrowing. Prior to FAS 133, the Company capitalized the purchase price of these interest rate caps and amortized the amount over the term of the interest rate cap. The Company has determined that these interest rate caps are effective cash flow hedges under FAS 133. From January 1, 2001 through June 30, 2001, in accordance with FAS 133, all changes in the fair value of the interest rate caps related to intrinsic value were recorded in other comprehensive income ("OCI") and all changes in fair value related to time value were recorded through earnings as those changes in fair value were considered ineffective. Beginning July 1, 2001, the Company recorded all changes in fair value (both intrinsic and time value) through OCI in accordance with a FASB Derivatives Implementation Group interpretation. Amounts recorded in OCI will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. Upon the termination of a hedging relationship, the amount in OCI will be amortized over the remaining life of the hedged cash flows. The Company adopted FAS 133 on January 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type adjustment of $(135,142) in earnings to recognize at fair value the interest rate caps designated as cash flow hedges as of January 1, 2001. As of September 30, 2001, the Company had recorded an additional $(996,249) in earnings and $(448,810) in OCI. This loss is reflected in Hedging Loss on the income statement and the interest rate caps are carried as a part of Other Assets on the Balance Sheet.

     In June of 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142, among other things, prohibits the amortization of existing goodwill and certain types of other intangible assets and establishes a new method of testing goodwill for impairment. Under FAS 142, the method for testing goodwill for impairment will occur at the reporting unit level (as defined in FAS 142) and will be performed using a fair value based approach. FAS 142 will be effective for the Company on January 1, 2002. As of September 30, 2001, the Company has $1.5 million of goodwill and $9.3 million of intangible assets related to the Merger in 1995. The Company is currently assessing the impact of FAS 142.

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

                                                                As of September 30, 2001         As of December 31, 2000
                                                             Amortized Cost    Fair Value     Amortized Cost    Fair Value
                                                             --------------   ------------    --------------   ------------
ASSETS:
Subordinated CMBS and other MBS (1)                           $ 859,502,693    $ 861,556,445   $ 109,256,045   $ 109,266,975
Subordinated CMBS pledged to creditors                                   --               --     745,520,425     747,579,293
Insured mortgage securities                                     358,388,653      360,696,770     390,840,884     385,751,407
Accrued interest and principal receivable                        19,547,980       19,547,980      41,003,072      41,003,072
Interest rate protection agreement                                  525,932           77,122         157,323          22,181
Servicing other assets                                         See footnote (2) See footnote (2)          --              --
Servicing cash and cash equivalents                               8,514,974        8,514,974              --              --
Restricted cash and cash equivalents                             37,121,638       37,121,638      95,846,001      95,846,001
Other cash and cash equivalents                                  17,764,488       17,764,488     106,569,778     106,569,778

LIABILITIES:
Variable-rate secured borrowing                                 250,972,097      250,972,097              --              --
Series A senior secured notes                                   101,348,496       97,294,556              --              --
Series B senior secured notes                                    61,798,469       53,532,924              --              --
Securitized mortgage obligations:
   Collateralized bond obligations-CMBS                         282,433,870      299,914,891     280,520,265     283,336,965
   Collateralized mortgage obligations-insured mortgage         333,397,484      368,245,700     364,649,925     378,303,100
       securities
Variable-rate secured borrowings-CMBS                                    --               --     367,535,895             N/A
Senior unsecured notes                                                   --               --     100,000,000      94,750,000
Other financing facilities                                               --               --      91,049,522             N/A

(1) This amount includes approximately $8.3 million of amortized cost and fair value related to Other MBS as of September 30, 2001 and approximately $4.3 million as of December 31, 2000.
(2) CMSLP owns Subordinated CMBS and IOs with an aggregate amortized cost basis and fair value of $2.4 million and $2.4 million, respectively, as of September 30, 2001.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Subordinated CMBS and Other Mortgage-Backed Securities

     The Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of September 30, 2001 and December 31, 2000, using a discounted cash flow methodology to estimate the fair value of its Subordinated CMBS portfolio. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average unleveraged yield to maturity. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally available research reports,
(ii) recent trades, (iii) a relative comparison of dealer provided discount rates from the previous quarter to those disclosed in recent research reports, and (iv) communications with dealers and active Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of September 30, 2001 and December 31, 2000, it has disclosed the range of discount rates by rating category used in determining these fair market values in Note 4.

Insured Mortgage Securities

     The Company calculated the estimated fair market value of its insured mortgage securities portfolio as of September 30, 2001 and December 31, 2000, using a discounted cash flow methodology to estimate the fair value of its insured mortgage securities portfolio. The cash flows were discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally-available research reports,
(ii) a relative comparison of dealer provided quotes from the previous year to those disclosed in recent research reports and incorporating adjustments to reflect changes in the market, and (iii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities.

Restricted and Other Cash and Cash Equivalents, Servicing Cash and Cash Equivalents, Accrued Interest and Principal Receivable

     The carrying amount approximates fair value because of the short maturity of these instruments.

Obligations Under Financing Facilities

     The fair value of the securitized mortgage obligations is calculated using a discounted cash flow methodology similar to that discussed under Subordinated CMBS above. The fair values of the Series A and Series B Senior Secured Notes are based on quoted market prices from investment banking institutions. The carrying amount of the Variable-Rate Secured Borrowing approximates fair value because the current rate on the debt resets monthly based on market rates.

Interest Rate Protection Agreement

     The fair value of the interest rate protection agreement (used to hedge CRIIMI MAE's variable rate debt) is the estimated amount that CRIIMI MAE would receive to terminate the agreement as of September 30, 2001 and December 31, 2000, taking into account current interest rates and the current creditworthiness of the counterparty. The amount was determined based on a quote received from the counterparty to the agreement.

4.       SUBORDINATED CMBS

The aggregate investment by the underlying rating of the Subordinated CMBS is as follows:


                                        Weighted                                    Range of Discount  Amortized Cost Amortized Cost
                  Face Amount as of   Average Pass    Weighted     Fair Value as of   Rates Used to    as of 09/30/01 as of 12/31/00
Security Rating   09/30/01 (in         Through Rate  Average Life  09/30/01 (in       Calculate Fair   (in millions)  (in millions)
                   millions)            9/30/01          (1)        millions)            Value            (5)            (6)
---------------  ------------         -------------  ------------  ------------     ----------------  --------------  --------------
A+ (2)(9)         $    62.6                7.0%        5 years      $     62.6              7.0%        $     58.5       $   58.0

BBB+ (2)(9)           150.7                7.0%       10 years           137.1              8.4%             130.9          130.1

BBB (2)(9)            115.2                7.0%       11 years           100.3              9.0%              93.9           93.2

BB+                   319.0                7.0%       11 years           214.9       12.4%-12.7%             218.0          215.5

BB                     70.9                7.0%       12 years            45.2             13.2%              45.9           45.4

BB-                    35.5                7.0%       13 years            20.9             14.2%              21.6           21.3

B+                     88.6                7.0%       13 years            46.1             16.0%              49.1           48.6

B                     177.2                7.0%       14 years            85.3       16.7%-17.0%              88.8           87.9

B-                    118.3                7.1%       15 years            48.8       19.3%-19.8%              51.4           51.3

CCC                    70.9                7.0%       16 years            16.0             33.0%              16.8           17.0

Unrated/Issuer's      367.3                2.8%       18 years            76.1       34.0%-35.0%              76.3           82.2
Equity (4)
                  ----------                                          ---------                           ----------      ---------

Total (3)(7)      $ 1,576.2                6.0%       14 years        $  853.3 (8)                        $  851.2 (7)    $ 850.5
                  ==========                                          =========                           ==========      =========

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

(3) CRIIMI MAE, through CMSLP, performs servicing functions on a mortgage loan pool, as summarized below:

                                                            09/30/01                  06/30/01           12/31/00
                                                            --------                  --------           --------
Total Mortgage Loan Pool (a)                              $ 19.5 billion           $ 19.7 billion     $ 20.2 billion
                                                          ==============          ================    ===============

Specially serviced loans due to monetary default (c)      $503.7 million           $408.9 million     $259.1 million
Specially serviced loans due to covenant default/other     105.6 million            109.5 million       51.5 million
                                                          --------------          ----------------    ----------------
       Total specially serviced loans (e)                 $609.3 million (b) (d)   $518.4 million     $310.6 million
                                                          ==============          ================    ================

(a) As of September 30, 2001 and December 31, 2000, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and at the locations identified below:

                   9/30/01           12/31/00                                       9/30/01           12/31/00
Property Type      Percentage(i)     Percentage(i)      Geographic Location (ii)    Percentage(i)     Percentage(i)
-------------      -------------     -------------      ------------------------    -------------     -------------
Retail.......            30%               30%          California..............         16%               17%
Multifamily..            30%               30%          Texas...................         13%               13%
Hotel........            14%               14%          Florida.................          8%                8%
Office.......            13%               13%          New York (iii)..........          5%                5%
Other........            13%               13%          Pennsylvania............          5%                5%
                   ---------         ---------          Other (iv)..............         53%               52%
  Total......           100%              100%                                       --------          ---------
                   =========         =========            Total.................        100%              100%
                                                                                     ========          =========

(i) Based on a percentage of the total unpaid principal balance of the underlying loans.
(ii)    No significant concentration by region.
(iii) Approximately 13 properties with an aggregate unpaid principal balance of $77 million, or 8.4% of the properties in the State of New York, are located in lower Manhattan. The Company expects no significant direct economic exposure with respect to these properties as a result of the terrorist attacks on New York City. See discussion below for impairment charges recognized in the third quarter of 2001 resulting primarily from continued deterioration in the U.S. economy.
(iv)    No other individual state makes up more than 5% of the total.


(b) As of September 30, 2001, the specially serviced mortgage loans were secured by properties of the types and located in the states identified below:

Property Type      $ (in millions)   Percentage         Geographic Location     $ (in millions)    Percentage
-------------      ---------------   ----------         -------------------     ---------------   ----------
Retail.......         $  224.1           37%            Texas..............        $   67.0           11%
Hotel........            214.0           35%            Florida............            60.2           10%
Multifamily..             53.7            9%            Oregon.............            58.5           10%
Office.......             56.3            9%            New York...........            40.5            7%
Healthcare...             37.3            6%            California.........            39.6            6%
Industrial...             16.4            3%            Michigan...........            38.1            6%
Other........              7.5            1%            Virginia...........            36.4            6%
                     -----------      --------          Other..............           269.0           44%
                                                                                   ----------       -------
Total........           $609.3          100%             Total.............        $  609.3          100%
                     ===========      ========                                     ==========       =======

(c) Includes $80.3 million, $69.7 million, and $48.3 million, respectively, of Real Estate Owned ("REO") by underlying trusts.

(d) The increase in specially serviced loans since June 30, 2001 is due to additional defaults on underlying mortgage loans secured by a variety of property types, but primarily hotel and retail properties. The properties that secure these loans have been adversely impacted by a variety of factors, including the economic slowdown which, especially for hotel properties, has been exacerbated by the terrorist attacks of September 11, 2001. Numerous sources have indicated that many hotel and hospitality properties experienced dramatic decreases in occupancy and revenue during the weeks immediately after the attacks. Of the monetary defaults on the Company's underlying mortgage loans which occurred between June 30, 2001 and September 30, 2001, approximately 32% are loans secured by hotel properties. From September 30, 2001 to November 12, 2001, an additional approximate $159 million of loans transferred into special servicing due to monetary default, of which approximately $124 million (or 78%) are loans secured by hotel properties. During this same period, approximately $27 million of loans in special servicing due to monetary default were resolved through negotiated workouts or payoffs. The loans in monetary default, therefore, aggregate $637 million as of November 12, 2001, and the total special servicing portfolio aggregates $721.4 million as of November 12, 2001. The Company's entire hotel portfolio is geographically diverse, with a mix of hotel property types and franchise affiliations (see table below).


                                                       Hotel Mortgage Loans in CRIIMI MAE's Portfolio
                                                           as of September 30, 2001 (in millions)
                                                         --------------------------------------

                                           Limited Service (v)                             Full Service (vi)
                                           -------------------                             -----------------
Top 5 State Concentrations:     Florida................................ $ 135     Texas...............................  $ 244
                                Oregon.................................    92     California..........................    217
                                Texas..................................    86     Georgia.............................    165
                                Georgia................................    85     Virginia............................    120
                                California.............................    64     Florida.............................     96

Top 5 MSA (vii) Concentrations: Atlanta, GA............................    46     Atlanta, GA.........................    134
                                Orlando, FL............................    45     Washington, DC......................    100
                                Portland-Vancouver, OR-WA..............    36     San Antonio, TX.....................     80
                                Philadelphia, PA-NJ....................    27     Phoenix-Mesa, AZ....................     72
                                Washington, DC-MD-VA-WV................    25     Santa Barbara-Santa Maria, CA.......     65

Franchise Affiliation                                                   1,105                                           1,300
No Franchise Affiliation                                                  145                                             285

Near Airport (viii)                                                       282                                             554

  (v) There are loans representing a total outstanding principal amount of $1.25 billion secured by limited service hotels in the Company's portfolio; of these, $160.5 million, or 12.8% are in special servicing as of September 30, 2001. Limited service hotels are generally hotels with room-only operations or hotels that offer a bedroom and bathroom for the night, but very few other amenities. These hotels are often in the budget or economy group and do not report food and beverage revenue.
 (vi) There are loans representing a total outstanding principal amount of $1.58 billion secured by full service hotels in the Company's portfolio; of these, $53.5 million, or 3.4%, are in special servicing as of September 30, 2001. Full service hotels are generally mid-price, upscale or luxury hotels with a restaurant, lounge facilities and meeting space as well as minimum service levels, often including bell service and room service. These hotels generate food and beverage revenue.
(vii)"MSA" denotes a Metropolitan Statistical Area, as determined by the United States Office of Management and Budget, with a core area or city population estimate of at least 50,000 inhabitants.
(viii) Within approximately 2 miles of an airport.

(e)"Appraisal Reductions" for the CMBS transactions in which the Company retains an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

                                                                  CBO-1          CBO-2           Nomura           Total
                                                                  -----          -----           ------           -----
Year 1999                                                      $      --        $      --      $     --        $      --
Year 2000                                                        1,872,000       18,871,000          --          20,743,000
January 1, 2001 through September 30, 2001                      15,206,000       16,696,000     440,000          32,342,000
                                                               ------------     ------------   ----------      -------------
Cumulative Appraisal Reductions through September 30, 2001     $17,078,000      $35,567,000    $ 440,000       $ 53,085,000
                                                               ============     ============   ==========      =============

         * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, where CMSLP obtains a third party appraisal, it calculates one.

     The effect of an appraisal reduction, for those underlying CMBS transactions that require an appraisal reduction to be calculated, generally is that the servicer stops advancing interest payments on the unrated CMBS bonds (or if no unrated bond, the lowest rated bond), thereby reducing cash flows to CRIIMI MAE, as if such appraisal reduction was a realized loss. However, an appraisal reduction may result in a higher or lower realized loss based on the ultimate disposition or work-out of the mortgage loan.

(4) The Company's unrated bonds/issuer's equity from resecuritizations of CMBS effected by the Company in 1996 ("CBO-1") and CBO-2 and from a securitization designated Nomura Asset Securities Corp. Series 1998-D6 ("Nomura") experienced principal write downs during the following periods due to realized losses related to certain underlying mortgage loans:

                                                           CBO-1            CBO-2         Nomura          Total
                                                           -----            ------        -------         ------
Year 1999                                                $  738,000       $      --      $     --       $  738,000
Year 2000                                                 3,201,000        1,087,000           --        4,288,000
January 1, 2001 through September 30, 2001                   80,000        4,567,000           --        4,647,000
                                                         ----------       ----------    ---------       ----------
Cumulative Realized Losses through September 30, 2001    $4,019,000       $5,654,000     $     --       $9,673,000
                                                         ==========       ==========    =========       ==========


The Cumulative Realized Losses through September 30, 2001 (as reflected above) can be compared to the Company's expected loss estimates**, as follows:

                                                             CBO 1            CBO 2          Nomura          Total
                                                             -----            -----          ------          -----
Cumulative expected loss estimates through the year
   ended 2001                                               $ 6,912,000      $7,974,000        $     -     $ 14,886,000
Expected loss estimates for the year 2002                    14,603,000      33,426,000      1,582,000       49,611,000
Expected loss estimates for the year 2003                    16,932,000      46,043,000      1,348,000       64,323,000
Expected loss estimates for the years 2004-2006              29,018,000      80,424,000     12,331,000      121,773,000
Expected loss estimates for the year 2007-2009                5,970,000      17,783,000      6,758,000       30,511,000
Expected loss estimates for the remaining life of investment
   (for the years 2010-2027)                                  9,247,000      12,645,000      3,790,000       25,682,000
                                                          -------------   -------------   ------------    -------------
Cumulative expected loss estimates through life
  of investment**                                          $ 82,682,000    $198,295,000    $25,809,000    $ 306,786,000
                                                          =============   =============   ============    =============


**The Company's overall expected loss estimate of $307 million through the life of its CMBS portfolio represents the Company's estimate of total principal write downs to its CMBS due to realized losses related to underlying mortgage loans; and is included in the calculation of the current weighted average anticipated yield to maturity, as more fully described in this Note 4 to the financial statements. There can be no assurance that the Company's estimate of expected losses will not be exceeded as a result of additional or continuing adverse events or circumstances, such as a continuing economic slowdown or recession or terrorist attacks.

(5) Amortized cost reflects approximately $3.9 million of impairment charges related to certain CMBS (the CBO-1 B- and unrated bonds and the Nomura unrated bond) which were recognized in the third quarter of 2001. These impairment charges are in addition to the $143.5 million of impairment charges recorded in the fourth quarter of 2000, discussed below. At September 30, 2001, the Company revised its overall expected loss estimate related to its CMBS portfolio from $298 million to $307 million with such total losses expected to occur over the life of the investment. In addition, the Company expects such revised losses to generally occur sooner than previously expected. This change in expected losses is a result of the continued slowing U.S. economy, which has been exacerbated by the terrorist attacks on September 11, 2001 and other subsequent terrorist actions and threats. As a result of the slowing economy, the underlying mortgage loans have had a greater than anticipated number of monetary defaults over the past few months, and it is anticipated that the economy will continue to be weak resulting in more defaults over the next 12-18 months than previously projected. At September 30, 2001, $609.3 million in mortgage loans underlying the Company's CMBS portfolio were in special servicing. As of December 31, 2000, $310.6 million in mortgage loans underlying the Company's CMBS portfolio were in special servicing. As the Company had determined that there had been an adverse change in expected future cash flows and that its current estimate of expected credit losses exceeded credit losses as previously projected, the Company believed certain of the CMBS have been impaired under EITF 99-20 and FAS 115 as of September 30, 2001. As the fair value of the impaired CMBS was approximately $3.9 million below the amortized cost basis as of September 30, 2001, the Company recorded an other than temporary non-cash impairment charge through the income statement of that same amount during the third quarter of 2001. The unrealized losses related to these impaired CMBS were previously recognized through other comprehensive income in the equity section of the balance sheet and, as a result, the impact of the impairment charge was not material to book equity. There can be no assurance that the Company's revised estimate of expected losses will not be exceeded as a result of additional or continuing adverse events or circumstances, such as a continuing economic slowdown or recession.

(6) Amortized cost reflects $143.5 million of impairment charges related to the retained CMBS (excluding the A+ and BBB+ rated tranches) which were recognized in the fourth quarter of 2000. At December 31, 2000, the Company revised its overall expected loss estimate related to its CMBS portfolio from $225 million to $298 million with such total losses expected to occur over the expected life of the investment. In addition, the Company expected such revised losses to occur sooner than originally expected because of the slowing U.S. economy. This revised loss estimate was a result of an increase in the number of loans that were placed in special servicing due primarily to monetary loan defaults. As of December 31, 2000, $310.6 million in mortgage loans underlying the Company's CMBS portfolio were in special servicing. As of March 31, 2001, this amount had grown to $443.5 million, or 2.2% of the underlying mortgage loans in the CMBS portfolio, an increase from 1.3% when the Company revised its yields as of April 1, 2000.

(7) Refer to Notes 1 and 8 for information regarding the Subordinated CMBS for tax purposes.

(8) As of September 30, 2001, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $38.3 million, $806.3 million and $8.7 million, respectively.

(9)  In June 2001, Standard & Poor's upgraded its ratings on the following CMBS:
     The Company's CBO-2 CMBS with original ratings of A, BBB and BBB- were upgraded to A+, BBB+ and BBB, respectively.

     The following table summarizes additional information relating to the Company's Subordinated CMBS on an aggregate pool basis as of September 30, 2001:

                                                                                          Current
                                                    Original         Anticipated         Anticipated
                                                    Anticipated      Yield to            Yield to
                                                    Yield to         Maturity            Maturity
         Pool                                       Maturity (1)     as of 1/1/01 (1)    as of 10/1/01 (1)
         ----                                       ------------     ----------------    -----------------
      Retained Securities from
        CRIIMI 1998 C1 (CBO-2)                      10.3%            11.8% (2)           11.9% (3)

      Retained Securities from
        CRIIMI 1996 C1 (CBO-1)                      20.7%            21.0% (2)           20.5% (3)

      Nomura Asset Securities Corp.
        Series 1998-D6 Tranche B7 (Nomura)          12.0%            25.3% (2)           27.3% (3)
                                                    -----            ---------           ---------


      Weighted Average                               10.9%           12.4% (2)           12.4% (3)


(1) Represents the anticipated weighted average yield over the expected average life of the Company's CMBS portfolio as of the date of acquisition, January 1, 2001 and October 1, 2001, respectively, based on management's estimate of the timing and amount of future credit losses.

(2) As previously discussed, as of December 31, 2000, the Company revised its overall expected loss estimate related to its CMBS portfolio from $225 million to $298 million which resulted in impairment recognition to the CMBS. As a result of recognizing impairment, the Company revised its anticipated yields as of January 1, 2001, which are used to recognize interest income beginning January 1, 2001. These anticipated revised yields take into account the lower cost basis as of December 31, 2000, and contemplated larger than previously anticipated losses and those losses occurring sooner than previously anticipated. While the Company expected lower cash flows from its CMBS portfolio than its previous estimates, yields actually increased because of a reduction in the carrying value of the Company's CMBS portfolio to fair value (i.e., cash flows divided by a much lower asset base cause yields to increase).

(3) As previously discussed, as of September 30, 2001, the Company revised its overall expected loss estimate related to its CMBS portfolio from $298 million to $307 million which resulted in impairment recognition to certain of the CMBS. As a result of this change in expected future cash flows and the recognition of impairment, the Company revised its anticipated yields as of October 1, 2001, which will be used to recognize interest income beginning October 1, 2001. These anticipated revised yields take into account the lower cost basis on the impaired CMBS as of September 30, 2001, and contemplate slightly larger than previously anticipated losses and those losses generally occurring sooner than previously anticipated.

     The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in GAAP income recognition which is greater than or less than cash received. For the nine months ended September 30, 2001 and 2000, the amount of income recognized in excess of cash received due to the effective interest rate method was approximately $7.9 million and $7.9 million, respectively.

5.       INSURED MORTGAGE SECURITIES

CRIIMI MAE owns the following mortgages directly or indirectly through wholly-owned subsidiaries:

                                                                      As of September 30, 2001
                                           ---------------------------------------------------------------------------------
                                                                                              Weighted
                                            Number of                                         Average
                                            Mortgage                                         Effective      Weighted Average
                                           Securities    Fair Value     Amortized Cost     Interest Rate    Remaining Term
                                           ---------------------------  ---------------    ---------------------------------
CRIIMI MAE                                      1        $  5,421,202     $  5,380,011         8.00%         33 years
CRIIMI MAE Financial Corporation               32 (2)     111,629,714      109,597,074         8.38%         27 years
CRIIMI MAE Financial Corporation II            43         192,710,348      192,891,153         7.19%         25 years
CRIIMI MAE Financial Corporation III           20          50,935,506       50,520,415         7.98%         29 years
                                           -------     ---------------  ---------------    ----------     ------------
                                               96 (1)    $360,696,770     $358,388,653         7.68% (3)     27 years (3)
                                           =======     ===============  ===============    ==========     ============

                                                                      As of December 31, 2000
                                           ---------------------------------------------------------------------------------
                                                                                              Weighted
                                            Number of                                         Average
                                            Mortgage                                         Effective      Weighted Average
                                           Securities    Fair Value     Amortized Cost     Interest Rate    Remaining Term
                                           ---------------------------  ---------------    ---------------------------------
CRIIMI MAE                                      1        $  5,345,888     $  5,402,206         8.00%         34 years
CRIIMI MAE Financial Corporation               35         124,117,999      124,785,553         8.39%         28 years
CRIIMI MAE Financial Corporation II            45         197,158,703      200,934,735         7.20%         26 years
CRIIMI MAE Financial Corporation III           22          59,128,817       59,718,390         7.83%         29 years
                                           -------     ---------------  ---------------    ----------     ------------
                                              103        $385,751,407     $390,840,884         7.69% (3)     27 years (3)
                                           =======     ===============  ===============    ==========     ============

(1) During the nine months ended September 30, 2001, there were five prepayments of mortgage loans underlying mortgage securities held by CRIIMI MAE's financing subsidiaries referenced above. These prepayments generated net proceeds of approximately $23.7 million and resulted in a net financial statement gain of approximately $95,400, which is included in net gains on mortgage securities dispositions on the accompanying consolidated statement of income for the nine months ended September 30, 2001.

(2)  Also during the nine months ended September 30, 2001, one of CRIIMI
     MAE's financing subsidiaries received payments from HUD relating to the assignment of two mortgage loans with a combined amortized cost of approximately $5.6 million. These assignments resulted in a net financial statement loss of approximately ($95,100), which is included in net gains on mortgage securities dispositions on the accompanying consolidated statement of income for the nine months ended September 30, 2001.

(3) Weighted averages were computed using total face value of the mortgage securities.

6.       OBLIGATIONS UNDER FINANCING FACILITIES

         Discussed below are the Company's obligations under financing facilities as of September 30, 2001 and December 31, 2000. All such obligations existing immediately prior to the Effective Date, to the extent constituting allowed claims, were paid in full on the Effective Date as part of the Reorganization Plan (except for a claim related to First Union), through either a cash payment or issuance of New Debt, or a combination of both. See Note 13 for additional information related to the First Union claim.

Obligations Outstanding as of September 30, 2001 and December 31, 2000

The following table summarizes CRIIMI MAE's debt outstanding for the nine months ended September 30, 2001 and for the year ended December 31, 2000.


                                                              Nine months ended September 30, 2001
                                       -----------------------------------------------------------------------------------
                                                            Effective                     Average
                                                             Rate at      Average         Effective
                                        Ending Balance     Quarter End    Balance           Rate    Stated Maturity Date
                                       -----------------   ---------------------------    --------------------------------
Variable-rate secured borrowing          $  250,972,097        8.2%    $  156,190,445 (8)      8.7%            April 2005
Series A senior secured notes               101,348,496       12.2%        62,170,540 (8)     12.2%            April 2006
Series B senior secured notes                61,798,469       21.1%        37,307,965 (8)     21.1%            April 2007
                                       ----------------                --------------
       Subtotal New Debt                    414,119,062       11.1%       255,668,950         11.4%
                                       ----------------                --------------
Securitized mortgage obligations:
          CMBS (3)                          282,433,870        9.1%       281,674,359          9.1%     Nov 2006-Nov 2011
          Freddie Mac funding note (4)      184,585,022        7.5%       189,715,106          7.5%             Sept 2031
          Fannie Mae funding note  (5)       48,728,155        7.4%        54,940,817          7.4%            March 2035
          CMO (6)                           100,084,307        7.5%       110,700,162          7.5%              Jan 2033
Variable-rate secured borrowings -
       CMBS (1) (2)                                  --         --        144,549,317 (9)      6.8%  March 1999-Sept 2000
Bank term loan  (2)                                  --         --            509,524 (9)      7.0%              Dec 1998
Working capital line of credit (2)                   --         --         15,677,656 (9)      7.4%              Dec 1998
Bridge loan (2)                                      --         --         19,498,897 (9)      8.0%              Feb 1999
Senior unsecured notes (2)                           --         --         39,194,139 (9)      9.1%              Dec 2002
                                       -----------------               --------------
      Subtotal Other Debt                   615,831,354        8.2%       856,459,977          8.0%
                                       -----------------               --------------

      Total Debt                         $1,029,950,416         9.4%   $1,112,128,927         8.8%
                                       =================               ===============



                                                                  Year ended December 31, 2000
                                      -------------------------------------------------------------------------------------
                                                                                           Average
                                                            Effective Rate    Average     Effective
                                        Ending Balance        Year End        Balance       Rate       Stated Maturity Date
                                       ---------------      -------------------------    ------------------------------------
Securitized mortgage obligations:
       CMBS (3)                          $  280,520,265      9.1%       $ 279,680,235       9.1%        Nov 2006-Nov 2011
       Freddie Mac funding note (4)         192,168,879      7.5%         196,385,577       7.5%                Sept 2031
       Fannie Mae funding note (5)           57,765,188      7.4%          58,988,331       7.4%               March 2035
       CMO (6)                              114,715,858      7.5%         115,196,505       7.5%                 Jan 2033
       CMO-loan originations (7)                     --        --         334,884,751       6.6%                       --
Variable-rate secured borrowings -
       CMBS (1)(2)                          367,535,895      7.9%         547,769,490       7.5%     March 1999-Sept 2000
Senior unsecured notes (2)                  100,000,000      9.1%         100,000,000       9.1%                 Dec 2002
Bank term loan (2)                            1,300,000      8.0%           1,300,000       7.6%                 Dec 1998
Working capital line of credit (2)           40,000,000      8.4%          40,000,000       8.2%                 Dec 1998
Bridge loan (2)                              49,749,522      9.0%          49,749,522       8.6%                 Feb 1999
                                       -----------------               ---------------
          Total Debt                     $1,203,755,607      8.2%      $1,723,954,411       8.1%
                                       =================               ===============

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

(3) As of September 30, 2001 and December 31, 2000, the face amount of the debt was $328,446,000 and $328,446,000, respectively, with unamortized discount of $46,012,130 and $47,925,734, respectively. During the nine months ended September 30, 2001 and 2000, discount amortization of $1,913,604 and $1,182,695, respectively, was recorded as interest expense.

(4) As of September 30, 2001 and December 31, 2000, the face amount of the note was $190,083,338 and $198,070,722, respectively, with unamortized discount of $5,498,316 and $5,901,843, respectively. During the nine months ended September 30, 2001 and 2000, discount amortization of $403,527 and $1,559,156, respectively, was recorded as interest expense.

(5) As of September 30, 2001 and December 31, 2000, the face amount of the note was $49,975,266 and $59,112,927, respectively, with unamortized discount of $1,247,111 and $1,347,738, respectively. During the nine months ended September 30, 2001 and 2000, discount amortization of $100,627 and $108,030, respectively, was recorded as interest expense.

(6) As of September 30, 2001 and December 31, 2000, the face amount of the note was $102,803,280 and $117,729,663, respectively, with unamortized discount of $2,718,973 and $3,013,806, respectively. During the nine months ended September 30, 2001 and 2000, discount amortization of $294,833 and $357,329, respectively, was recorded as interest expense.

(7) As of September 30, 2001 and December 31, 2000, the face amount of the debt was $-0- and $-0-, respectively, with unamortized discount of $-0- and $-0-, respectively. During the nine months ended September 30, 2001 and 2000, discount amortization of $-0- and $670,319, respectively, was recorded as interest expense.

(8) The average balances of the New Debt from their effective date of April 17, 2001 to September 30, 2001 were $256,867,419 for the Variable-Rate Secured Borrowing, $102,981,876 for the Series A Senior Secured Notes and $61,798,469 for the Series B Senior Secured Notes.

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

New Debt Effective as of Emergence from Chapter 11

     The New Debt, which closed on the Effective Date, consists of three components, as identified below. Substantially all cash flows relating to existing assets are, and are currently expected to be, used to satisfy principal, interest and fee obligations under the New Debt. The New Debt is secured, directly or indirectly, by substantially all of the existing assets of the Company. There are restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds in connection with the New Debt. In addition to the further descriptions of the New Debt components set forth below, reference is made to the New Debt operative documents filed as exhibits to a Current Report on Form 8-K in June 2001 for a more detailed description of the New Debt including payment terms, restrictions including restrictive covenants, events of default, and collateral. See "Reorganization" discussion below relating to the collateral structure for the New Debt.

     Variable-Rate Secured Borrowing

     The Variable-Rate Secured Borrowing (in the form of a repurchase transaction), in an original principal amount of $262.4 million, provides for
(i) interest at a rate of one month LIBOR plus 3.25% payable monthly, (ii) principal repayment/amortization obligations, (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of each of 24, 30, 36 and 42 months after the Effective Date, and (iv) maturity on April 17, 2005. A monthly principal payment sufficient to amortize the related debt over a 15-year period, and additional principal amortization payments resulting from a cash flow sweep are required until the original principal balance has been reduced by $50 million. Thereafter, a monthly principal payment sufficient to amortize the related debt over a 13-year period will be required subject to the reinstatement of the cash flow sweep under certain limited circumstances. The Variable Rate Secured Borrowing had an outstanding principal balance of $251.0 million as of September 30, 2001. In connection with this secured financing, the outstanding stock of a subsidiary was transferred to the lenders pursuant to a repurchase agreement. The obligations under the repurchase agreement are secured by a first or third priority lien on certain CMBS, the stock in certain subsidiaries, and certain deposit accounts. The foregoing transferred stock and assets securing the Variable-Rate Secured Borrowing also secure the Series A and Series B Senior Secured Notes which constitute the balance of the New Debt.

     Series A Senior Secured Notes

     The Series A Senior Secured Notes, representing an aggregate original principal amount of $105 million, provide for (i) interest at a rate of 11.75% per annum payable monthly, (ii) principal repayment/amortization obligations,
(iii) extension fees of 1.5% of the unpaid principal balance payable at the end of each of 48, 54, and 60 months after the Effective Date, and (iv) maturity on April 17, 2006. The cash flow from the miscellaneous assets referenced below, which secure both the Series A Senior Secured Notes and the Series B Senior Secured Notes, will be applied, on a monthly basis, as principal amortization payments on the Series A Senior Secured Notes. Additionally, principal amortization payments of $5 million, $15 million, and $15 million are required on the Series A Senior Secured Notes at the end of 24, 36 and 48 months, respectively, after the Effective Date. The Series A Senior Secured Notes had an aggregate outstanding principal balance of $101.3 million as of September 30, 2001, and are secured by a first priority lien on the stock transferred in connection with the Variable-Rate Secured Borrowing, by a first or second priority lien on certain CMBS, the stock in certain subsidiaries, and certain deposit accounts (these assets also securing the Variable-Rate Secured Borrowing), and by a first priority lien on certain miscellaneous assets.

     Series B Senior Secured Notes

     The Series B Senior Secured Notes, representing an aggregate original principal amount of approximately $61.8 million, provide for (i) interest at a rate of 13% per annum, payable semi-annually, with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees of 1.5% of the unpaid principal balance payable at the end of each of 48, 54 and 60 months after the Effective Date (with the payment 60 months after the Effective Date also including an amount based on the unpaid principal balance 66 months after the Effective Date), and (iii) maturity on April 17, 2007. The Series B Senior Secured Notes had an aggregate outstanding principal balance of $61.8 million as of September 30, 2001, and are secured by a second priority lien on the stock transferred in connection with the Variable-Rate Secured Borrowing (this asset also securing the Series A Senior Secured Notes), by a second or third priority lien on certain CMBS, the stock in certain subsidiaries, and certain deposit accounts (those assets also securing the Variable-Rate Secured Borrowing and the Series A Senior Secured Notes), and by a second priority lien on certain miscellaneous assets (these assets also securing the Series A Senior Secured Notes).

Reorganization

     On the Effective Date, the Company effected a reorganization in order to indirectly secure the New Debt with the equity interests in CBO-1 and CBO-2. Pursuant to the reorganization, the Company formed a new REIT subsidiary (all shares of which were originally issued to the Company), pledged certain bonds including certain previously pledged bonds (the "Pledged Bonds") and all outstanding shares of two qualified REIT subsidiaries (which own the equity interests in CBO-1 and CBO-2) (the "QRS Shares") to secure the New Debt, pledged the shares held by CRIIMI MAE in the new REIT subsidiary (the "REIT Shares") to secure the New Debt represented by the Series A Senior Secured Notes and the Series B Senior Secured Notes, contributed the Pledged Bonds and the QRS Shares to the new REIT subsidiary, and transferred the REIT Shares, in a repurchase transaction, to the lenders which provided the New Debt represented by the Variable-Rate Secured Borrowing. Subject to the terms of the documents evidencing the New Debt, the Company has retained the right to exercise all voting and other corporate rights and powers of ownership with respect to the REIT Shares.

Information Regarding Certain Collateral Securing New Debt

Set forth below is certain information relating to the carrying value of certain assets securing all three components of the New Debt.

                                                                  Carrying Value at September 30, 2001
      Collateral                                                           ($ in millions)
      ----------                                                   ----------------------------------
      Certain CMBS (1)                                                         $464.4
      CBO REIT Stock (2)                                                    Not Available
      CMBS Corp Stock (3)                                                   Not Available
      QRS 1, Inc. Stock (4)                                                 Not Available


(1) Represents certain bonds pledged by CRIIMI MAE (i.e., the CBO-2 B-, B, B+, BB-, BB, BB+ rated bonds and the Nomura unrated bond) to secure the New Debt. Such bonds are currently owned by CBO REIT, Inc., a subsidiary of CRIIMI MAE.

(2) Represents all outstanding shares of CBO REIT, Inc. held by CRIIMI MAE first pledged by CRIIMI MAE to secure the Series A Senior Secured Notes and Series B Senior Secured Notes and then transferred by CRIIMI MAE in a repurchase transaction in connection with the Variable-Rate Secured Borrowing. CBO REIT, Inc. currently owns the pledged bonds identified in footnote (1) above.

(3) Represents all outstanding shares of CRIIMI MAE CMBS Corp pledged by CRIIMI MAE to secure the New Debt. Such shares are currently owned by CBO REIT, Inc. CRIIMI MAE CMBS Corp owns the CCC rated and unrated bonds from CBO-2 (representing the equity interests in CBO-2).
         The carrying value of these CBO-2 bonds was approximately $50.7 million at September 30, 2001.

(4) Represents all outstanding shares of CRIIMI MAE QRS 1, Inc. pledged by CRIIMI MAE to secure the New Debt. Such shares are currently owned by CBO REIT, Inc. CRIIMI MAE QRS 1, Inc. owns the B- rated and unrated bonds from CBO-1 (representing the equity interests in CBO-1). The carrying value of these CBO-1 bonds was approximately $38.3 million at September 30, 2001.

Other Debt Related Information

     Changes in interest rates will have no impact on the cost of funds or the collateral requirements on CRIIMI MAE's Securitized Mortgage Obligations. Fluctuations in interest rates will continue to impact the value of CRIIMI MAE's mortgage assets and could impact the net interest margin through increased cost of funds on the variable-rate debt in place. CRIIMI MAE has an interest rate cap agreement in place in order to partially limit the adverse effects of rising interest rates on the variable rate debt in place. When the cap agreement expires, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any variable-rate borrowings unless the cap is replaced at equivalent rates or other steps are taken to mitigate this risk. Furthermore, CRIIMI MAE has interest rate risk to the extent that the LIBOR interest rate increases between the current rate and the cap rate. However, CRIIMI MAE follows a policy to hedge at least 75% of the principal amount outstanding of its variable-rate debt. As of September 30, 2001 and December 31, 2000, 76% and 93%, respectively, of CRIIMI MAE's variable-rate debt was hedged. See Note 7 for further discussion of interest rate caps.

     For the nine months ended September 30, 2001, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts, deferred financing fees and extension fees of approximately $5.1 million, was approximately 8.8%. As of September 30, 2001, CRIIMI MAE's debt-to-equity ratio was approximately 3.5 to 1 and CRIIMI MAE's non-match-funded debt-to-equity ratio was approximately 1.4 to 1.

     The following table lists the fair market value of the collateral related to the Company's Securitized Mortgage Obligations.

                                                Collateral Fair Value ($ in millions)
                                                                as of
       Securitized Mortgage Obligations        September 30, 2001    December 31, 2000
       --------------------------------        ------------------    -----------------
       CMBS                                           $ 300                $ 283
       Freddie Mac Funding Note                         193                  197
       Fannie Mae Funding Note                           51                   59
       CMO                                              112                  124

Debt Prior to Emergence from Chapter 11

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

7.   INTEREST RATE PROTECTION AGREEMENT

     CRIIMI MAE has entered into an interest rate protection agreement to partially limit the adverse effects of potential rising interest rates on its variable-rate borrowing. Interest rate caps ("caps") provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. At September 30, 2001, CRIIMI MAE held one cap with a notional amount of $192.5 million, which hedged approximately 77% of the Company's variable-rate debt.

Notional Amount           Effective Date        Maturity Date          Cap        Index (2)
---------------           --------------        --------------         ----       ---------
$   192,500,000 (1)       April 2, 2001         April 2, 2003          5.2500%    1 month LIBOR


(1) CRIIMI MAE's designated interest rate protection agreement hedges CRIIMI MAE's variable-rate borrowing costs.
(2)  The one month LIBOR rate was 2.63% at September 30, 2001.

     CRIIMI MAE is exposed to credit loss in the event of non-performance by the counterparty to the interest rate protection agreement should interest rates exceed the cap. However, management does not anticipate non-performance by the counterparty. The counterparty has long-term debt ratings of A+ or above by S&P and A1 or above by Moody's. Although CRIIMI MAE's cap is not exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.

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

     A summary of the Company's 2001 net operating loss for the first nine months is as follows:

                                                                                                 Amounts
                                                                                               in millions
                                                                                             -----------------
January 2000 loss                                                                                  $478
LESS:   Portion recognized in 2000                                                                 (120)
LESS:   Portion recognized during the nine months ended September 30, 2001                          (90)
                                                                                                 --------
Balance remaining of January 2000 Loss to be recognized in future periods                          $268
                                                                                                 ========

Taxable income for the nine months ended September 30, 2001 before recognition
     of January 2000 Loss (1)                                                                      $ 26
LESS:   January 2000 Loss recognized during the nine months ended September 30, 2001                (90)
                                                                                                 --------
Net Operating Loss for the nine months ended September 30, 2001                                    ($64)
                                                                                                 ========

Net Operating Loss through December 31, 2000                                                       ($50)
Net Operating Loss created during the nine months ended September 30, 2001                          (64)
Net Operating Loss utilization                                                                        -
                                                                                                 --------
Net Operating Loss carried forward for use in future periods                                      ($114)
                                                                                                 ========

(1) Taxable income for the nine months ended September 30, 2001 includes an approximate $8.6 million loss on certain Trading Assets in connection with the transfer of certain Trading Assets on April 17, 2001 to CBO REIT, Inc. in connection with the reorganization effected to facilitate the collateral structure for the New Debt. Assets transferred to CBO REIT, Inc. are no longer required to be marked-to-market on a tax basis.

9.   COMMON STOCK

     On October 17, 2001, CRIIMI MAE effected a one-for-ten reverse stock split. All share and per share information in these notes to consolidated financial statements and the accompanying consolidated financial statements has been retroactively adjusted to reflect the reverse stock split. Share information adjustments include, without limitation, adjustments to the number of common shares issued and outstanding, issued as dividends on and upon conversion of shares of preferred stock, and issuable under outstanding options. CRIIMI MAE had 300,000,000 and 120,000,000 authorized shares and 12,403,182 and 6,235,317 issued and outstanding shares of $0.01 par value common stock as of September 30, 2001 and December 31, 2000, respectively.

     On January 11,  2001,  the New York Stock  Exchange  ("NYSE")  notified the
Company in writing (the "NYSE Letter") that it was "below criteria" for continued listing on the NYSE because the average price of the Company's common stock was less than $1.00 per share over a consecutive thirty trading-day period. The NYSE Letter further stated the Company had six months from January 11, 2001, or the Company's next annual meeting of shareholders if shareholder approval is required for a corporate action, to raise its common stock price above the $1 level. The NYSE Letter also stated that failure to restore the common stock above $1 within the required time period would result in commencement of suspension and delisting procedures. On July 10, 2001, CRIIMI MAE announced that shareholders would be asked at the 2001 annual meeting of shareholders to consider and approve a one-for-ten reverse stock split of the Company's issued and outstanding shares of common stock. In light of this announcement, the NYSE indicated that it would not commence suspension and delisting procedures but would allow the Company sufficient time to solicit shareholder approval and implement the reverse stock split, if approved. On September 25, 2001, shareholders approved the reverse stock split and on October 17, 2001 it became effective. There can be no assurance that the reverse stock split will cause a sustained market price of the common stock sufficient to satisfy NYSE listing requirements or that all listing requirements will continue to be met.

     In January 2001, 200 common shares were issued to each non-employee director pursuant to the Non-Employee Director Stock Plan. During February and March 2001, 3,254,704 common shares were issued as a result of the conversion of 2,496,535 shares of Series G Redeemable Cumulative Dividend Preferred Stock (the "Series G Preferred Stock"). During January, February and March 2001, an aggregate 414,764 common shares were issued as a result of the  conversion of 30,000 shares of Series E Cumulative
Convertible Preferred Stock (the "Series E Preferred Stock"). On April 17, 2001, 167,794 common shares were issued in payment of an allowed claim for accrued and unpaid dividends (and interest on accrued and unpaid dividends) on the Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock"), 189,324 common shares were issued in payment of an allowed claim for accrued and unpaid dividends (and interest on accrued and unpaid dividends) on the Series D Cumulative Convertible Preferred Stock (the "Series D Preferred Stock") and 206,147 common shares were issued in payment of accrued and unpaid dividends on Series E Preferred Stock. On June 1, 2001, 1,454,508 common shares were issued in payment of accrued and unpaid dividends on the Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). On June 29, 2001, 40,605 common shares were issued in payment of accrued and unpaid dividends on the Series E Preferred Stock. On July 2, 2001, 185,996 common shares were issued in payment of accrued and unpaid dividends on the Series F Redeemable Cumulative Dividend Preferred Stock (the "Series F Preferred Stock"), and 189,450 common shares were issued in payment of accrued and unpaid dividends on the Series G Preferred Stock. On September 28, 2001, 64,372 common shares were issued in payment of accrued and unpaid dividends on the Series E Preferred Stock. On October 10, 2001, 413,145 common shares were issued in payment of accrued and unpaid dividends on the Series B Preferred Stock, 33,335 common shares were issued in payment of accrued and unpaid dividends on the Series F Preferred Stock, and 88,717 common shares were issued in payment of accrued and unpaid dividends on the Series G Preferred Stock.

     On June 18, 2001, CRIIMI MAE granted options to purchase an aggregate 134,500 shares under the Second Amended and Restated Stock Option Plan for Key Employees. These options vested immediately, expire in 8 years, and have an exercise price of $5.70 per share, which was the closing price of the Company's common stock on the date of grant.

Dividends

     The terms of the New Debt restrict the amount of cash dividends that can be paid to shareholders. See Note 1.

10.  PREFERRED STOCK

     On October 17, 2001, CRIIMI MAE effected a one-for-ten reverse stock split. All share and per share information in these notes to consolidated financial statements and the accompanying consolidated financial statements has been retroactively adjusted to reflect the reverse stock split. Share information adjustments include, without limitation, adjustments to the number of common shares issued and outstanding, issued as dividends on and upon conversion of shares of preferred stock, and issuable under outstanding options.

     As of September 30, 2001 and December 31, 2000,  75,000,000  and 25,000,000
shares of preferred stock were authorized, respectively, of which, as of September 30, 2001, 3,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock, 203,000 shares were designated as Series E Cumulative Convertible Preferred Stock, 1,610,000 shares were designated as Series F Redeemable Cumulative Dividend Preferred Stock, and 3,760,000 shares were designated as Series G Redeemable Cumulative Convertible Preferred Stock.

Series B Cumulative Convertible Preferred Stock

     As of September 30, 2001, there were 1,593,982 shares of Series B Preferred Stock issued and outstanding. Dividends accrued on Series B Preferred Stock aggregated $2,167,816 as of September 30, 2001 (accrued for the quarters ended June 30, 2001 and September 30, 2001). On May 10, 2001 the Company declared a dividend to holders of Series B Preferred Stock in the amount of $6.80 per share payable in shares of common stock, representing dividends accrued from the beginning of the fourth quarter of 1998 through the first quarter of 2001. The dividend of $10,839,078 was paid on June 1, 2001 to holders of record on May 21, 2001, and resulted in the issuance of 1,454,508 common shares. On September 4, 2001, the Company declared a dividend to holders of the Series B Preferred Stock in the amount of $1.36 per share payable in shares of common stock, representing dividends accrued for the second and third quarters of 2001. The dividend of $2,167,816 was paid on October 10, 2001 to holders of record on September 14, 2001, and resulted in the issuance of 413,145 common shares. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period

(interrupted by the closing of equity markets due to the terrorist attacks) beginning one trading day after the dividend declaration date. As a result of the temporary closing of the U.S. equity markets from September 11 through September 14, the original payment date of September 28, 2001 was extended to October 10, 2001. Since the holders of the Series B Preferred Stock accepted the Company's Reorganization Plan, the relative rights and preferences of the Series B Preferred Stock were amended to permit the payment of dividends, including accrued and unpaid dividends, in common stock or cash, or a combination of both, at the election of the Company.

Series C and Series D Cumulative Convertible Preferred Stock

     On April 17, 2001, the date of emergence from Chapter 11, the Company paid, as an allowed claim, dividends and interest of $1,161,137 (through the issuance of common stock aggregating 167,794 shares) on the former Series C Preferred Stock which represented dividends accrued and unpaid through February 22, 2000 (the date the Series C shares were exchanged for Series E shares) plus interest on accrued and unpaid dividends from February 23, 2000 through April 17, 2001.

     On April 17, 2001, the date of emergence from Chapter 11, the Company paid, as an allowed claim, dividends and interest of $1,310,122 (through the issuance of common stock aggregating 189,324 shares) on the former Series D Preferred Stock which represented dividends accrued and unpaid through July 26, 2000 (the date the Series D shares were exchanged for Series E shares) plus interest on accrued and unpaid dividends from July 27, 2000 through April 17, 2001.

Series E Cumulative Convertible Preferred Stock

     As of September 30, 2001, there were 173,000 shares of Series E Preferred Stock issued and outstanding. On April 17, 2001, the date of emergence from Chapter 11, the Company paid dividends of $1,426,538 (through the issuance of common stock, aggregating 206,147 shares) on the Series E Preferred Stock which represented accrued and unpaid dividends of $1,376,916 for the period February 22, 2000 to March 31, 2001 and an additional $49,622 for the period April 1 to April 17, 2001. On June 4, 2001, the Company declared a dividend to holders of Series E Preferred Stock payable in shares of common stock representing dividends accrued for the period April 18, 2001 through June 30, 2001. The dividend of $262,308 was paid on June 29, 2001 to holders of record on June 28, 2001, and resulted in the issuance of 40,605 common shares. On September 4, 2001, the Company declared a dividend to holders of Series E Preferred Stock payable in shares of common stock representing dividends accrued for the third quarter of 2001. The dividend of $278,088 was paid on September 28, 2001 to holders of record on September 27, 2001, and resulted in the issuance of 64,372 common shares. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the average of the closing sale prices of the common stock for the 5-trading days prior to the dividend payment date.

     On October 26, 2001, Section 9(a)(ii) of Exhibit B to the Company's Charter was amended to provide for an exception to the 5% ownership restriction upon conversion(s) such that holder(s) of Series E Preferred Stock may, upon receipt of the prior written consent of the Company (which consent may be withheld by the Company in its sole discretion) and if consistent with and otherwise permitted by the Company's Charter, convert shares of Series E Preferred Stock such that the holder(s) of Series E Preferred Stock own 5% or more but less than 9.8% of the Company's then outstanding common stock for such period of time as is provided in the written consent.

Series F Redeemable Cumulative Dividend Preferred Stock

     As of September 30, 2001, there were 586,354 shares of Series F Preferred Stock issued and outstanding. On June 4, 2001, the Company declared a dividend to holders of Series F Preferred Stock in the amount of $1.99 per share payable in shares of common stock, representing dividends accrued from the initial issuance date, November 5, 1999, through the second quarter of 2001. The dividend of $1,166,844 was paid on July 2, 2001 to holders of record on June 14, 2001, and resulted in the issuance of 185,996 common shares. On September 4, 2001, the Company declared a dividend to holders of Series F Preferred Stock in the amount of $0.30 per share payable in shares of common stock representing dividends accrued for the third quarter of 2001. The dividend of $175,906 was paid on October 10, 2001 to holders of record on September 14, 2001, and resulted in the issuance of 33,335 common shares. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the

10- trading day period (interrupted by the closing of equity markets due to the terrorist attacks) beginning one trading day after the dividend declaration date. As a result of the temporary closing of the U.S.
equity markets from September 11 through September 14, the original payment date of September 28, 2001 was extended to October 10, 2001. Since the holders of the Series F Preferred Stock accepted the Company's Reorganization Plan, the relative rights and preferences of the Series F Preferred Stock were amended to permit the payment of dividends, including accrued and unpaid dividends, in common stock or cash, or a combination of both, at the election of the Company.

Series G Redeemable Cumulative Dividend Preferred Stock

     As of September 30, 2001, there were 1,244,656 shares of Series G Preferred Stock issued and outstanding. For a period of 10 consecutive trading days commencing on February 21, 2001 and ending on March 6, 2001, the Series G Preferred Stock was convertible into shares of common stock. During the conversion period, 2,496,535 shares of Series G Preferred Stock were converted, resulting in the issuance of 3,254,704 shares of common stock. On June 4, 2001, the Company declared a dividend to holders of Series G Preferred Stock in the amount of $0.955 per share payable in shares of common stock, representing dividends accrued from the initial issuance date, November 13, 2000, through the second quarter of 2001. The dividend of $1,188,646 was paid on July 2, 2001 to holders of record on June 14, 2001, and resulted in the issuance of 189,450 common shares. On September 4, 2001, the Company declared a dividend to holders of Series G Preferred Stock in the amount of $0.375 per share payable in shares of common stock representing dividends accrued for the third quarter of 2001. The dividend of $466,746 was paid on October 10, 2001 to holders of record on September 14, 2001, and resulted in the issuance of 88,717 common shares. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period (interrupted by the closing of equity markets due to the terrorist attacks) beginning one trading day after the dividend declaration date. As a result of the temporary closing of the U.S. equity markets from September 11 through September 14, the original payment date of September 28, 2001 was extended to October 10, 2001.

11.  EARNINGS PER SHARE

     The following table reconciles basic and diluted earnings per share under FAS 128 for the three and nine months ended September 30, 2001 and 2000. The per share amounts have been adjusted to reflect the one-for-ten reverse stock split effected on October 17, 2001.

                                 For the three months ended September 30, 2001     For the three months ended September 30, 2000
                                                                     Per Share                                       Per Share
                                   Income            Shares           Amount           Income          Shares          Amount
                               ---------------   ---------------   --------------  --------------- --------------- ---------------
Net loss before
 cumulative effect of change
 in accounting principle            $(723,708)        12,508,253(3)       $(0.06)    $(44,463,063)       6,235,317         $(7.13)
Cumulative effect of change in
 accounting principle related
 to SFAS 133(2)                            --                --               --               --              --              --
Cumulative effect of change in
 accounting principle related to
 servicing fee revenue (2)                 --                --               --               --              --              --
                               ---------------   ---------------   --------------   ---------------  --------------- --------------

Basic loss per share:
--------------------------------
Loss to common
shareholders                       $(723,708)        12,508,253(3)       $(0.06)    $(44,463,063)       6,235,317         $(7.13)

Dilutive effect of
securities:
   Stock options                          --                 --              --               --              --              --
   Convertible preferred stock            --                 --              --               --              --              --
                               ---------------   ---------------   --------------  --------------- --------------- ---------------

Diluted loss per share (1):
-------------------------------
Loss to common shareholders
and assumed conversions            $(723,708)        12,508,253          $(0.06)    $(44,463,063)       6,235,317         $(7.13)
                               ===============   ===============   ==============  =============== =============== ===============

                                For the nine months ended September 30, 2001      For the nine months ended September 30, 2000
                                                                     Per Share                                       Per Share
                                   Income            Shares           Amount           Income          Shares          Amount
                               ---------------   ---------------   --------------  --------------- --------------- ---------------
Net income (loss) before
 cumulative effect of change
 in accounting principle          $1,070,514        10,464,433 (3)        $0.10       $(36,684,968)    6,207,482        $(5.91)
Cumulative effect of change in
 accounting principle related to
 SFAS 133 (2)                       (135,142)              --             (0.01)               --            --             --
Cumulative effect of change in
 accounting principle related to
 servicing fee revenue (2)         1,995,262               --              0.19                --            --             --
                               --------------    --------------   ---------------  ---------------   ------------   -------------

Basic earnings (loss) per share:
--------------------------------
Income (loss) to common
shareholders                      $2,930,634        10,464,433 (3)        $0.28       $(36,684,968)    6,207,482        $(5.91)

Dilutive effect of securities:
   Stock options                          --             9,408               --                --            --             --
   Convertible preferred stock            --                --               --                --            --             --
                               --------------     --------------    -------------   ---------------  ------------   --------------

Diluted earnings per share (1):

Income to common shareholders
and assumed conversions           $2,930,634        10,473,841            $0.28       $(36,684,968)    6,207,482        $(5.91)
                               ==============     ==============    =============   ===============  ============   ==============

---------------------------
(1) The common stock equivalents for the Preferred Stock are not included in the calculation of diluted EPS for the three or nine months ended September 30, 2001 because the effect would be anti-dilutive. The common stock equivalents for the Preferred Stock are not included in the calculation of diluted EPS for the three or nine months ended September 30, 2000 because the effect would be anti-dilutive.
(2)  Relates to a change in the Company's accounting principles as discussed in
     Note 2.
(3) Includes the weighted average number of common shares payable or paid to preferred stockholders related to dividends as of the respective dividend declaration dates.

12.  TRANSACTIONS WITH RELATED PARTIES

     Below is a summary of the related party transactions which occurred during the three and nine months ended September 30, 2001 and 2000. These items are described further in the text which follows:

                                                    For the three months ended September     For the nine months ended September
                                                                     30,                                     30,
                                                         2001                 2000                2001                2000
                                                       --------            ---------            --------           ---------
Amounts received or accrued from related parties:
-------------------------------------------------
CRIIMI Inc.
  Income(1)                                            $ 203,164           $ 182,117          $  563,505        $   557,601
  Return of capital(2)                                   370,996              26,091           1,507,474            578,543
                                                       ---------           ---------          ----------        -----------

   Total                                               $ 574,160           $ 208,208          $2,070,979        $ 1,136,144
                                                       =========           =========          ===========       ===========

CRI/AIM Investment Limited Partnership (1)             $  69,061           $  84,080          $  219,556        $   262,312
                                                       =========           =========          ===========       ===========

Expense reimbursements to CRIIMI Management:
--------------------------------------------

AIM Funds (3)(4)                                      $  49,989            $  42,570          $  141,152        $   142,203
CMSLP (2)(4)                                                  -(6)                --             248,428 (6)         39,602
                                                      ---------            ---------          ----------        -----------
 Total                                                $  49,989            $  42,570          $  389,580        $   181,805
                                                      =========            =========          ==========        ===========

Payments to CRI:
---------------
  Expense reimbursement - CRIIMI MAE(4)(5)            $  31,334            $  35,698          $  157,071 (7)    $   108,442
                                                      =========            =========          ==========        ===========

Payments to Capital Hotel Group
-------------------------------
Management Fee (4)                                    $     --             $      --          $       --        $    34,698
                                                      =========            =========          ==========        ===========


(1) Included as equity in earnings from investments on the accompanying consolidated statements of income.
(2) Included as a reduction of equity investments on the accompanying consolidated balance sheets.
(3) This is a distribution included on the balance sheet as a decrease in equity investments.
(4) Included in general and administrative expenses on the accompanying consolidated statements of income.
(5) Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred by the adviser on behalf of CRIIMI MAE. In connection with the Merger, on June 30, 1995, CRIIMI MAE was no longer required to reimburse the adviser, as these expenses are now directly incurred by CRIIMI MAE. However, pursuant to an agreement between CRIIMI MAE and CRI (the "CRI Administrative Services Agreement"), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI MAE's business. CRIIMI MAE uses the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by CM Management or provided by another service provider. The CRI Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE.
(6) Includes payroll reimbursement for services provided by CM Management employees to CMSLP through June 30, 2001. Since CMSLP has been accounted for on a consolidated basis since July 1, 2001, there are no related party transactions with CMSLP after that date.
(7) Includes a payment of approximately $48,000 to CRI related to a pre-petition claim on April 17, 2001.

13. LITIGATION

Bankruptcy Proceedings

     On the Petition Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On November 22, 2000, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Reorganization Plan before it. The Company emerged from Chapter 11 on April 17, 2001.

Bankruptcy Related Litigation

     As of April 17, 2001, all material litigation matters existing subsequent to the Petition Date had been settled or resolved except for the First Union litigation referenced below.

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

     In connection with its claim against the Company, First Union filed a motion for relief from the automatic stay pursuant to section 362(d) of the United States Bankruptcy Code. On or about March 26, 1999, First Union requested that the Court dismiss the motion without prejudice. On April 20, 1999, First Union refiled its motion for relief from the automatic stay. On or about July 1, 1999, the Company entered into an agreement with First Union resolving its motion for relief from the automatic stay and authorizing use of First Union's cash collateral. On or about February 18, 2000, this agreement was extended to March 31, 2000 by a second stipulation. The agreement provides, in part, for the deposit of the income from the Bonds in a segregated account in the name of the Company pending further order of the Bankruptcy Court and resolution of the related First Union claim. First Union stopped depositing the income from the Bonds after the expiration of the agreement on March 31, 2000. As of September 30, 2001, approximately $6.7 million was held in such segregated account.

     The Morgan N Bond has been sold, and certain proceeds from the sale thereof are being held in a segregated account in the name of First Union pending further order of the Bankruptcy Court and resolution of the claim of First Union thereto. On August 7, 2000, the Company sold certain CMBS including the Chase J Bond. The proceeds received from the sale related to the Chase J Bond were deposited in a segregated account in the name of First Union pending resolution of the claim of First Union's claim related thereto. As of September 30, 2001, approximately $16.1 million was held in a segregated account in the name of First Union pending further order of the Bankruptcy Court (including the Nomura N Bond proceeds, as discussed below).

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

     On March 9, 2001, the Company filed a motion to substitute and value alleged collateral for cash asking the Bankruptcy Court to (i) value the Nomura N Bond at $8.7 million, (ii) require First Union to turn over the Nomura N Bond to the Company, and (iii) authorize the Company to deposit an amount equal to the value of the Nomura N Bond in a segregated interest bearing account pending resolution of the complaint and counterclaim. The Company and First Union subsequently reached an agreement regarding resolution of the motion to substitute and value alleged collateral for cash. On March 28, 2001, the Bankruptcy Court approved and entered a Stipulation and Agreed Order (a) directing transfer of the Nomura N Bond to the Company free and clear of alleged liens and encumbrances, (b) valuing the Nomura N Bond at $8.7 million, and (c) authorizing the Company to deposit the sum of $8.7 million in a segregated, interest bearing account or other investment of funds acceptable to the Company and

First Union pending resolution of the complaint and counterclaim. In April 2001, $8.7 million was transferred to such segregated account.

     On or about April 23, 2001, First Union filed its motion to compel timely payment of amounts due and scheduled to be paid under the Reorganization Plan. The motion asked the Bankruptcy Court to order the Company to distribute the $5.4 million in cash to First Union and to continue the escrow of the $7.9 million in Series A Secured Notes and the $4.6 million in Series B Senior Secured Notes until the pending complaint and counterclaim are resolved. The Company filed its opposition to the motion on May 9, 2001. The Bankruptcy Court has not yet set a hearing date on the motion. At this time it is not possible to predict the outcome of the underlying litigation involving the complaint and counterclaim or the outcome of the First Union motion filed on or about April 23, 2001 and the Company's opposition thereto.

     As of September 30, 2001, the escrowed balances (as compared to the amounts escrowed on the Effective Date) are as follows: (a) $6.1 million in cash, (b) $7.6 million in Series A Senior Secured Notes and (c) $4.6 million in Series B Senior Secured Notes. These amounts will be released to First Union if the Bankruptcy Court determines that First Union's Claim is unsecured and, therefore, is to be treated as a Class A10 claim under the Reorganization Plan. Furthermore, the funds held in the segregated accounts will be released to the Company. If the Bankruptcy Court determines that First Union's Claim is secured and thus treated as a Class A2 claim under the Reorganization Plan, then the funds held in the segregated accounts will be released to First Union in an amount sufficient to pay its claim.

Bankruptcy Related Claims

     Over 850 claims with a face amount of nearly $2.53 billion were filed in the Chapter 11 cases, including approximately $355 million in unsecured claims and approximately $2.2 billion in secured claims. Many of these claims were duplicate claims filed by the same creditor in each of the three cases. This amount was far in excess of the approximate $1.18 billion in liabilities identified by the Debtors in their schedules, which were filed with the Bankruptcy Court on November 20, 1998. The Debtors undertook extensive efforts to reduce the claims pool. The Debtors' efforts resulted in the reduction of approximately $1.97 billion from the claims pool by means of objections, negotiated settlements and withdrawal of claims. The allowed claims were paid in full on the Effective Date.

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

     Mortgage servicing, which consists of all the operations of CMSLP, primarily includes performing servicing functions with respect to the Company's mortgage loans and the mortgage loans underlying the Company's Subordinated CMBS. CMSLP performs a variety of servicing including special, master, direct and loan management as well as advisory services. For these services, CMSLP earns a servicing fee which is calculated as a percentage of the principal amount of the servicing portfolio typically paid when the related service is rendered. These services may include either routine monthly services, non-monthly periodic services or event-triggered services. In acting as a servicer, CMSLP also earns interest income on the investment of escrows held on behalf of borrowers and other income which includes, among other things, assumption fees and modification fees. Through June 30, 2001, CMSLP was an unconsolidated affiliate of CRIIMI MAE. Therefore, up through June 30, 2001, the results of its operations were reported in the Company's income statement in equity in earnings (losses) from investments. Beginning in the third quarter of 2001, CMSLP's results were consolidated into CRIIMI MAE's consolidated financial statements as a result of a change in the ownership of CMSLP. See
Note 2 for further  discussion.   Revenues,  expenses  and  assets  are
accounted for in accordance with the accounting policies set forth in Note 3. Overhead expenses, such as administrative expenses, are allocated either directly to each business line or through estimates based on factors such as number of personnel or square footage of office space.

     The following tables detail the Company's financial performance by these two lines of business for the three and nine months ended September 30, 2001 and 2000. The basis of accounting used in the tables is GAAP.


                                                              For the three months ended September 30,
                                                                                2001
                                    ---------------------------------------------------------------------------------------------
                                       Portfolio         Mortgage
                                       Investment        Servicing    Reclassification (2)   Elimination (1)    Consolidated
                                       ----------        ---------    --------------------   ---------------    ------------
Interest income:
   Subordinated CMBS                   $  26,443,069      $   72,129    $   (72,129)           $        -         $   26,443,069
   Insured mortgage securities             7,144,951               -              -                     -              7,144,951
   Other                                           -         497,899       (497,899)                    -                      -
Servicing income                                   -       1,852,105       1,501,090                    -              3,353,195
Net gain on mortgage security                                                                                             56,109
     dispositions                             56,109               -               -                    -
Other income                                 887,392         931,062       (931,062)                    -                887,392
                                    -----------------  -------------- ---------------  -------------------  ---------------------

  Total revenue                           34,531,521       3,353,195               -                    -            37,884,716
                                    -----------------  -------------- ---------------  -------------------  ---------------------

General and administrative expenses       (3,048,487)               -               -                    -            (3,048,487)
Interest expense                         (24,777,343)               -               -                    -           (24,777,343)
Reorganization items                        (464,152)               -               -                    -              (464,152)
Other expenses                              (719,394)               -               -                    -              (719,394)
Servicing general and administrative
  expenses                                         -      (2,963,284)               -                    -            (2,963,284)
Servicing non-cash expenses                        -        (669,560)               -                    -              (669,560)
Impairment on CMBS                        (3,886,347)               -               -                    -             (3,886,347)
Hedging loss                                 (75,210)               -               -                    -                (75,210)
                                    -----------------  -------------- ---------------  -------------------  ---------------------

  Total expenses                         (32,970,933)    (3,632,844)               -                    -             (36,603,777)
                                    -----------------  -------------- ---------------  -------------------  ---------------------

Net income (loss)                          1,560,588       (279,649)               -                    -               1,280,939

Cumulative effect of adoption of SFAS
  133                                              -               -               -                    -                      -
Cumulative effect of change in accounting
  principle related to servicing
  revenue                                          -               -               -                    -                      -
Preferred dividends accrued               (2,004,647)              -               -                    -             (2,004,647)
                                    -----------------  -------------- ---------------  -------------------  ---------------------

Net loss available to common
   shareholders                      $      (444,059)  $   (279,649)       $       -         $          -      $        (723,708)
                                    =================  ============== ===============  ===================  =====================

  Total assets                       $ 1,337,779,421   $ 24,954,923       $        -         $  (934,698)      $   1,361,799,646
                                    =================  ============== ===============  ===================  =====================

(1) The Company performs the mortgage servicing function through CMSLP which, through June 30, 2001, was accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it was accounted for in the Company's consolidated financial statements. Beginning in the third quarter of 2001, CMSLP's results were consolidated into CRIIMI MAE Inc.'s consolidated financial statements.
(2) For consolidated financial statement purposes, all revenue earned by the mortgage servicing function is classified as servicing income.



                                                           For the three months ended
                                                               September 30, 2000
                                    ------------------------------------------------------------------------
                                       Portfolio         Mortgage
                                       Investment        Servicing     Elimination (1)        Consolidated
                                       ----------        ---------    ----------------       ---------------
Interest income:
    Subordinated CMBS                  $  33,255,157    $  61,013    $   (61,013)            $   33,255,157
    Insured mortgage securities            7,618,704            -              -                  7,618,704
    Originated loans                       8,192,720            -              -                  8,192,720
    Other                                          -    1,362,450     (1,362,450)                         -
Servicing income                                   -    1,446,650     (1,446,650)                         -
Net gain on mortgage security dispositions         -            -              -                          -
Gain on originated loan dispositions         206,696            -              -                    206,696
Other income                               1,579,793      883,999       (640,608)                 1,823,184
                                     ---------------- ------------ ---------------           ---------------

  Total revenue                           50,853,070    3,754,112     (3,510,721)                51,096,461
                                     ---------------- ------------ ---------------           ---------------

General and administrative expenses       (2,778,230)  (2,718,343)     2,718,343                 (2,778,230)
Interest expense                         (35,606,094)           -              -                (35,606,094)
Reorganization items                     (52,251,032)           -              -                (52,251,032)
Other expenses                            (3,219,394)    (732,700)       732,700                 (3,219,394)
Servicing general and administrative
  expenses                                         -            -              -                          -
Servicing non-cash expenses                        -            -              -                          -

                                     ---------------- ------------ --------------            ---------------

   Total expenses                        (93,854,750)  (3,451,043)     3,451,043                (93,854,750)
                                     ---------------- ------------ --------------            ---------------

Net income                               (43,001,680)     303,069        (59,678)               (42,758,289)

Preferred dividends accrued               (1,704,774)            -             -                 (1,704,774)
                                     ---------------- ------------ --------------            ---------------

Net loss (income) available to common
   shareholders                        $ (44,706,454)   $ 303,069     $  (59,678)              $(44,463,063)
                                     ================ ============ ==============            ===============

Total assets                          $2,040,785,638  $25,865,191   $ (4,149,773)            $2,062,501,056
                                     ================ ============ ==============            ===============

(1) The Company performs the mortgage servicing function through CMSLP which, through June 30, 2001, was accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it was accounted for in the Company's consolidated financial statements. Beginning in the third quarter of 2001, CMSLP's results were consolidated into CRIIMI MAE Inc.'s consolidated financial statements.


                                                                         For the nine months ended September 30,
                                                                                          2001
                                         -------------------------------------------------------------------------------------------
                                            Portfolio         Mortgage
                                            Investment        Servicing    Reclassification (2)   Elimination (1)    Consolidated
                                            ----------        ---------    --------------------   ---------------    ------------
Interest income:
   Subordinated CMBS                       $  79,114,530    $   196,462      $   (72,129)         $  (124,333)        $  79,114,530
   Insured mortgage securities                22,003,020              -                -                    -            22,003,020
   Other                                               -      2,063,830         (508,230)          (1,555,600)                    -
Servicing income                                       -      4,700,903        1,501,090           (2,848,798)            3,353,195
Net gain on mortgage security dispositions           307              -                -                    -                   307
Other income                                   3,640,376      2,211,609         (920,731)          (3,569,612)            1,361,642
                                          ---------------  -------------     ------------      ---------------       ---------------
  Total revenue                              104,758,233      9,172,804                -           (8,098,343)          105,832,694
                                          ---------------  -------------     ------------      ---------------       ---------------

General and administrative expenses           (8,509,375)             -                -                    -            (8,509,375)
Interest expense                             (73,539,343)             -                -                    -           (73,539,343)
Reorganization items                          (1,909,780)             -                -                    -            (1,909,780)
Other expenses                                (2,158,182)             -                -                    -            (2,158,182)
Servicing general and administrative
  expenses                                             -     (9,215,769)               -            6,252,485            (2,963,284)
Servicing non-cash expenses                            -     (2,378,451)               -            1,708,891              (669,560)
Impairment on CMBS                            (3,886,347)             -                -                    -            (3,886,347)
Emergence loan origination fee                (3,936,616)             -                -                    -            (3,936,616)
Hedging loss                                    (996,249)             -                -                    -              (996,249)
                                          ---------------  -------------     ------------      ---------------       ---------------
  Total expenses                             (94,935,892)   (11,594,220)               -            7,961,376           (98,568,736)
                                          ---------------  -------------     ------------      ---------------       ---------------

Net income (loss)                              9,822,341     (2,421,416)                -            (136,967)            7,263,958

Cumulative effect of adoption of SFAS 133       (135,142)             -                 -                   -              (135,142)
Cumulative effect of change in accounting
  principle related to servicing revenue               -      1,995,262                 -                   -             1,995,262
Preferred dividends accrued or paid           (6,193,444)             -                 -                   -            (6,193,444)
                                          ---------------  -------------     ------------      ---------------       ---------------
Net income (loss) available to common
   shareholders                             $  3,493,755   $  (426,154)       $         -        $   (136,967)         $  2,930,634
                                          ===============  =============     ============      ===============       ===============

 Total assets                             $1,337,779,421   $24,954,923        $         -        $   (934,698)       $1,361,799,646
                                          ===============  =============     ============      ===============       ===============

(1) The Company performs the mortgage servicing function through CMSLP which, through June 30, 2001, was accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it was accounted for in the Company's consolidated financial statements. Beginning in the third quarter of 2001, CMSLP's results were consolidated into CRIIMI MAE Inc.'s consolidated financial statements.
(2) For consolidated financial statement purposes, all revenue earned by the mortgage servicing function is classified as servicing income.


                                                                      For the nine months ended
                                                                          September 30, 2000
                                                -----------------------------------------------------------------------
                                                   Portfolio         Mortgage
                                                   Investment        Servicing     Elimination (1)      Consolidated
                                                -----------------  --------------  -----------------  -----------------
Interest income:
   Subordinated CMBS                              $  107,817,791      $  200,012      $   (200,012)     $  107,817,791
   Insured mortgage securities                        23,086,633              --                 --         23,086,633
   Originated loans                                   24,891,137              --                 --         24,891,137
   Other                                                      --       2,913,856        (2,913,856)                 --
Servicing income                                              --       4,365,089        (4,365,089)                 --
Net gain on mortgage security dispositions               241,312              --                 --            241,312
Gain on originated loan dispositions                     244,581              --                 --            244,581
Other income                                           3,258,489       3,011,655        (3,166,600)          3,103,544
                                                ----------------    -------------  -----------------  -----------------
   Total revenue                                     159,539,943      10,490,612       (10,645,557)        159,384,998
                                                -----------------   -------------  -----------------  -----------------

General and administrative expenses                  (8,582,218)     (8,867,586)          8,867,586        (8,582,218)
Interest expense                                   (110,712,973)              --                  0      (110,712,973)
Reorganization items                                (67,110,914)              --                  0       (67,110,914)
Other expenses                                       (4,658,182)     (1,761,780)          1,761,780        (4,658,182)
Servicing general and administrative expenses                 --              --                 --                 --
Servicing non-cash expenses                                   --              --                 --                 --
                                                -----------------  --------------  -----------------  -----------------

   Total expenses                                  (191,064,287)    (10,629,366)         10,629,366      (191,064,287)
                                                -----------------  --------------  -----------------  -----------------

Net income                                          (31,524,344)       (138,754)           (16,191)       (31,679,289)

Preferred dividends accrued or paid                  (5,005,679)              --                 --        (5,005,679)
                                                -----------------  --------------  -----------------  -----------------

Net loss available to common
   shareholders                                  $  (36,530,023)     $ (138,754)       $   (16,191)     $ (36,684,968)
                                                =================  ==============  =================  =================

Total assets                                     $ 2,040,785,638     $25,865,191      $ (4,149,773)     $2,062,501,056
                                                =================  ==============  =================  =================

(1) The Company performs the mortgage servicing function through CMSLP which, through June 30, 2001, was accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it was accounted for in the Company's consolidated financial statements. Beginning in the third quarter of 2001, CMSLP's results were consolidated into CRIIMI MAE Inc.'s consolidated financial statements.

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

All information set forth in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect a one-for-ten reverse stock split effected on October 17, 2001.

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

     Prior to the Chapter 11 filing,  CRIIMI MAE's primary  activities  included
(i) acquiring non-investment grade securities (rated below BBB- or unrated) backed by pools of commercial mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS"), (ii) originating and underwriting commercial mortgage loans, (iii) securitizing pools of commercial mortgage loans and resecuritizing pools of Subordinated CMBS, and (iv) through the Company's servicing subsidiary, CRIIMI MAE Services Limited Partnership ("CMSLP"), performing servicing functions with respect to the mortgage loans underlying the Company's Subordinated CMBS.

     The  Company's  current  primary   activities  include  the  ownership  and
management, in large part through CMSLP, of a significant portfolio of mortgage-related assets.

     The Company's business is subject to a number of risks and uncertainties including, but not limited to: (1) risks related to the New Debt (defined below) including the ability to meet payment and other obligations thereunder, (2) risk of loss of REIT status; (3) possible limitation on usage of net operating loss under IRC Code Section 382; (4) the effect of interest rate compression on the market price of the Company's stock; (5) risks associated with substantial indebtedness or leverage; (6) inherent risks in owning Subordinated CMBS; (7) the limited protection provided by hedging transactions; (8) risk of foreclosure by creditors on the Company's CMBS and other assets securing the New Debt; (9) the limited liquidity of the Subordinated CMBS market; (10) pending litigation;
(11) risk of becoming subject to the requirements of the Investment Company Act of 1940; (12) possible effects of terrorist attacks, an economic recession or other adverse events or circumstances on losses and defaults related to the mortgages underlying the Company's CMBS portfolio; (13) operations adversely affected by factors beyond the Company's control; (14) borrowing and refinancing risks; (15) the effect of the yield curve on borrowing costs; (16) risks associated with the trader election including those referenced in "2000 Taxable Loss/ Taxable Distribution Requirements" below; (17) possible NYSE delisting due to failure to meet and maintain certain listing criteria; (18) taxable mortgage pool risk; and (19) the effect of phantom (non-cash) income on total income.

Results of Operations

2001 versus 2000

Financial Statement Net Income

     Financial statement net losses to common shareholders for the three months ended September 30, 2001 and September 30, 2000 were approximately $(724,000) and $(44.5) million, respectively. Financial statement net income (loss) to common shareholders for the nine months ended September 30, 2001 and September 30, 2000 was approximately $2.9 million and $(36.7) million, respectively. The net loss to common shareholders of $(724,000) for the three months ended September 30, 2001 includes a $3.9 million non-cash accounting impairment charge related to certain of the Company's Subordinated CMBS, as discussed below. Excluding this impairment charge, net income to common shareholders was $3.2 million for the three months ended September 30, 2001, representing net earnings from the Company's retained mortgage assets, as discussed more fully below.

     Net income to common shareholders for the nine months ended September 30, 2001 of $2.9 million includes the impairment charge of $3.9 million, net interest margin of $27.6 million from mortgage assets, and the cumulative effect of a change in accounting principle of $2 million related to CMSLP's special servicing fee revenue recognition (as discussed below). Partially offsetting these amounts were reorganization-related items of $5.8 million during the nine months ended September 30, 2001. These 2001 results compare to net losses to common shareholders for the three and nine months ended September 30, 2000 of $(44.5) million and $(36.7) million, respectively, principally related to the Company's Reorganization Plan and the sale of certain mortgage assets during 2000. The discussion which follows summarizes the results of operations during these periods.

     Interest Income - Subordinated CMBS

     Interest income from Subordinated CMBS decreased by approximately $6.9 million, or 21% to $26.4 million during the three months ended September 30,
2001 as compared to $33.3 million during the three months ended September 30, 2000. Interest income from Subordinated CMBS decreased by approximately $28.7 million, or 27% to $79.1 million during the first nine months of 2001 as compared to $107.8 million during the same period in 2000. These reductions in interest income were primarily the result of the sale of certain CMBS during 2000 as part of the Company's Reorganization Plan.

     Generally Accepted Accounting Principles ("GAAP") require that interest income earned on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the Subordinated CMBS. Based upon the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the weighted average anticipated unleveraged yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of January 1, 2001 and October 1, 2001 was approximately 12.4% and 12.4%, respectively, as compared to the anticipated weighted average yield used to recognize income from April 1, 2000 to December 31, 2000 of 11.1% and 10.1% from December 31, 1999 through March 31, 2000. These yields were determined based on the anticipated yield over the expected life of the Subordinated CMBS, which considers, among other things, anticipated losses and any other than temporary impairment.

     The U.S. economy began to slow during the latter part of 2000. Accordingly, the Company began to see the impact of the slowing U.S. economy through increased defaults in its loan portfolio. This trend has continued during the first nine months of 2001, and as of September 30, 2001, approximately 3.1% of the mortgage loans underlying the Company's CMBS portfolio are in default. This compares to 1.5% and 1.0% as of December 31, 2000 and 1999. As a result of the slowing U.S. economy and the resulting increased defaults, and management's expectation of ensuing loan losses thereon, the Company recognized a non-cash accounting impairment charge of $143.5 million in the fourth quarter of 2000 related to its CMBS portfolio. As a result of recognizing impairment, the Company again revised its anticipated yields as of January 1, 2001, which were used to recognize interest income prospectively, beginning January 1, 2001.
While the Company expected lower cash flows from its CMBS portfolio than its previous estimates due to larger than anticipated losses and those estimated losses occurring sooner than expected, the yields actually increased by 130 basis points because of a reduction in the carrying value of the Company's CMBS portfolio to fair value (i.e., reduced cash flows divided by a much lower asset base cause yields to increase).

     As a result of the continued slowing U.S. economy, which has been exacerbated by the terrorist attacks on September 11, 2001 and subsequent terrorist actions and threats, the Company recognized an additional $3.9 million non-cash accounting impairment charge related to certain CMBS as of September 30, 2001 due to a change in estimates of expected losses. As a result of the continued slowing economy, the underlying mortgage loans have had a greater than anticipated number of monetary defaults over the past few months. It is anticipated that the economy will continue to be weak resulting in more defaults over the next 12-18 months than previously projected and it is expected that these losses will occur sooner than previously expected. As a result of the change in expected future cash flows, expected future credit losses and the recognition of impairment, the Company again revised its anticipated yields as of October 1, 2001, which will be used to recognize interest income prospectively, beginning October 1, 2001.

     Interest Income-Insured Mortgage Securities

     Interest income from insured mortgage securities decreased by approximately $474,000 or 6% to $7.1 million for the three months ended September 30, 2001 from $7.6 million for the three months ended September 30, 2000. Interest income from insured mortgage securities decreased by approximately $1.1 million or 5% to $22.0 million for the nine months ended September 30, 2001 from $23.1 million for the same period in 2000. These decreases were principally due to the prepayment of seven mortgage securities and the assignment to HUD of two mortgage securities from July 2000 through September 2001 with an aggregate face value of approximately $36.6 million.

     Interest Income-Originated Loans

     Interest income from originated loans decreased by approximately $8.2 million to $0 for the three months ended September 30, 2001 as compared to the same period in 2000. Interest income from originated loans decreased by approximately $24.9 million to $0 for the nine months ended September 30, 2001 as compared to the same period in 2000. These decreases were due to the sale of the Company's interest in CMO-IV and the related originated loans during November 2000.

     Interest Expense

     Total interest expense decreased by approximately $10.8 million or 30% to approximately $24.8 million for the three months ended September 30, 2001 from approximately $35.6 million for the same period in 2000. Total interest expense decreased by approximately $37.2 million or 34% to approximately $73.5 million for the nine months ended September 30, 2001 from approximately $110.7 million for the same period in 2000. These decreases were primarily attributable to reductions in interest expense on originated loans and in interest expense on variable-rate borrowings related to the CMBS, resulting from the sale of certain CMBS and the Company's interest in CMO-IV during 2000. These decreases were partially offset by higher rates of interest incurred during the third quarter of 2001 on the Company's New Debt and the amortization of the related extension fees on the New Debt under the effective interest method beginning in April of 2001, as compared to the interest rates incurred during the quarter ended September 30, 2000 on the recourse debt existing prior to emergence from Chapter 11.

     The overall weighted average effective interest rate on the New Debt was 11.3% and 11.4%, respectively, for the three and nine months ended September 30, 2001; the weighted average coupon rate on the New Debt was 9.0% and 9.2%, respectively, for the three and nine months ended September 30, 2001. The difference in the New Debt's weighted average effective interest rate and the New Debt's weighted average coupon (pay) rate primarily relates to the amortization of extension fees and the accrued interest related to the 7% per annum, accreting interest on the Series B Senior Secured Notes, both of which are included in the weighted average effective interest rate, but not included in the weighted average coupon (pay) rate.

     General and Administrative Expenses

     CRIIMI MAE's general and administrative expenses, excluding CMSLP's general and administrative expenses, increased by approximately $270,000 or 10% to approximately $3.0 million during the third quarter of 2001 as compared to $2.8 million for the third quarter of 2000. The increase for the third quarter of 2001 was primarily attributable to increases in professional and consulting fees, offset partially by a decrease in employment costs and a decrease in routine servicing fees incurred in connection with the CMO-IV bond obligations, which were paid off during 2000. CRIIMI MAE's total general and administrative expenses did not significantly change for the nine months ended September 30, 2001 as compared to the same period in 2000.

     Other Income

     Other income decreased by approximately $376,000 to $724,000 during the third quarter of 2001 as compared to $1.1 million for the third quarter of 2000. Other income increased by approximately $734,000 to $3.2 million during the first nine months of 2001 as compared to $2.4 million during the corresponding period in 2000. The decrease for the third quarter of 2001 was primarily attributable to a reduction in the interest income earned from cash on hand due to cash payments associated with emergence from Chapter 11 in April of 2001. The increase for the nine months ended September 30, 2001 was primarily attributable to the increase in cash on hand as compared to the first nine months of 2000 and the interest earned thereon.

     Impairment

     As of September 30, 2001, the Company revised its overall expected loss estimate related to its CMBS portfolio from $298 million to $307 million. Additionally, the Company expects such revised losses to generally occur sooner than previously expected. This revision to loss estimates is a result of the continued slowing U.S. economy, which has been exacerbated by the terrorist attacks on September 11, 2001 and subsequent terrorist actions and threats. As a result of the continued slowing economy, the underlying mortgage loans have had a greater than anticipated number of monetary defaults over the past few months, and it is anticipated that the economy will continue to be weak, resulting in more defaults over the next 12-18 months than previously projected. At September 30, 2001, $609 million, or 3.1%, in mortgage loans underlying the Company's CMBS portfolio were in default. As of December 31, 2000, $311 million in mortgage loans underlying the Company's CMBS portfolio were in default. As the Company determined that there had been an adverse change in expected future cash flows, the Company believed certain of the CMBS had been impaired under EITF 99-20 and FAS 115 as of September 30, 2001. As the fair value of the impaired CMBS was approximately $3.9 million below the amortized cost as of September 30, 2001, the Company recorded an other than temporary, non-cash impairment charge through the income statement of that amount during the third quarter of 2001. The unrealized losses related to these impaired CMBS were previously recognized through other comprehensive income in the equity section of the balance sheet and, as a result, the impact of the impairment charge was not material to book equity. This impairment charge does not reflect actual cash losses as of September 30, 2001. There can be no assurance that the Company's revised estimate of expected losses will not be exceeded as a result of additional or continuing adverse events or circumstances, such as a continuing economic slowdown or recession.

     Net Gains on Mortgage Securities Dispositions

     During the third quarter of 2001, net gains on mortgage securities dispositions were approximately $56,000 as compared to no net gains on mortgage securities dispositions for the third quarter of 2000. During the nine months ended September 30, 2000, net gains on mortgage dispositions were approximately $241,000, which were the result of three prepayments of mortgage securities held by CRIIMI MAE's subsidiaries, compared to net gains of approximately $300 for the same period in 2001, which were the result of five prepayments and two assignments during the nine months ended September 30, 2001. For any period, gains or losses on mortgage dispositions are based on the number, carrying amounts of and proceeds from mortgages disposed of during the period.

     Hedging Loss and Cumulative Effect of Adoption of FAS 133

     During the third quarter of 2001, the Company recognized a mark-to-market unrealized loss of approximately $449,000 on its interest rate cap through OCI and $75,000 through earnings. During the nine months ended September 30, 2001, the Company recognized a mark-to-market loss through earnings of approximately $996,000 on its interest rate cap and a $135,000 loss through earnings due to the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). See Note 2 of the Notes to Consolidated Financial Statements for further discussion of FAS 133.

     Equity in Income (Losses) from Investments/CMSLP Operations

     Beginning July 1, 2001, CRIIMI MAE is accounting for CMSLP on a consolidated basis as opposed to accounting for CMSLP using the equity method. This change in accounting method is a result of a reorganization in which the partnership interests of CMSLP are now held by two wholly-owned and controlled TRSs of CRIIMI MAE. Prior to July 1, 2001, CRIIMI MAE accounted for CMSLP under the equity method as the Company did not own 100% of the voting common stock of the general partner of CMSLP. CMSLP's assets, liabilities, revenues and expenses are labeled as "servicing" on the Company's consolidated financial statements.

     The following information summarizes the financial statement presentation of the Company's Equity in Income (Losses) from Investments and the consolidated results of operations of CMSLP:

                                                           Three months ended September 30,     Nine months ended September 30,
                       Description                              2001               2000             2001              2000
                       -----------                        ----------------   ---------------  ----------------   -------------
Equity in Income (Losses) from Investments (as presented
on income statements):
   The AIM Funds - net equity in income                         $163,250       $  169,414       $    487,847        $  529,564
   CMSLP/CMSI - net equity in income (losses)                        N/A          553,281         (2,279,138) (c)      154,945
                                                         -----------------    -----------     ---------------    --------------
Total Equity in Income (Losses) from Investments                $163,250 (a)   $  722,695 (a)   $ (1,791,291) (b)   $  684,509 (b)
                                                         =================    ===========     ===============    ==============

(a) Total Equity in Income from Investments of $163,250 and $722,695 for the three months ended September 30, 2001 and 2000, respectively, include CRIIMI MAE's net equity solely from the AIM Funds for the third quarter of 2001 (since CMSLP's operations are consolidated into CRIIMI MAE effective July 1, 2001), and include net equity in income from both the AIM Funds and CMSLP/CRIIMI MAE Services, Inc. ("CMSI") for the three months ended September 30, 2000. On a comparative basis, the net equity from the AIM Funds decreased slightly due to a reduction in the AIM Funds' mortgage assets.

     The net equity in income (losses) from CMSLP/CMSI of $553,281 for the third quarter of 2000 compares to the net loss from CMSLP of $(279,649) for the third quarter of 2001, reflected in the Company's consolidated results of operations (as summarized in (d) below) effective July 1, 2001.

(b) Total Equity in Income (Losses) from Investments of $(1,791,291) and $684,509 for the nine months ended September 30, 2001 and 2000, respectively, include CRIIMI MAE's net equity from the AIM Funds during these periods, and include net equity from CMSLP/CMSI for six of the nine months ended September 30, 2001 (since CMSLP's operations (as summarized in
     (d) below) are consolidated into CRIIMI MAE effective July 1, 2001) and for the full nine months ended September 30, 2000. On a comparative basis, the net equity from the AIM Funds decreased primarily due to a reduction in the AIM Funds' mortgage assets.

     The net equity in income of $154,945 from CMSLP/CMSI for the nine months ended September 30, 2000 compares to the aggregate of the net equity in losses from CMSLP/CMSI of $(2,279,138) for the nine months ended September 30, 2001 and the net loss from CMSLP of $(279,649) for the three months ended September 30, 2001. CMSLP/CMSI's aggregate net loss of $(2,558,787) during the nine months ended September 30, 2001 includes non-cash charges of $2.4 million as compared to $2.3 million in the same period in 2000. CMSLP's total revenues decreased by approximately $1.3 million, or 13%, to $9.2 million for the nine months ended September 30, 2001 compared to $10.5 million in the same period in 2000, primarily due to lower assumption fees resulting from low current mortgage interest rates and the decrease in mortgage loans serviced and other servicing operations. General and administrative expenses were $9.2 million and $8.3 million for the nine months ended September 30, 2001 and 2000, respectively. The increase was due primarily to an increase in information technology expenses.

(c) Includes $474,850 of special servicing fee revenue recognized on a current basis and included in Equity from Investments.

                                                           Three months ended September 30,     Nine months ended September 30,
                       Description                              2001                2000             2001             2000
                       -----------                       ----------------    ----------------   -------------   ---------------
CMSLP's results of operations (reflected in consolidated
income statements effective July 1, 2001):

   Servicing revenue                                         3,353,195 (e)         N/A            3,353,195 (e)        N/A
   Servicing general and administrative expenses            (2,963,284)            N/A           (2,963,284)           N/A
   Servicing non-cash expenses                                (669,560)            N/A             (669,560)           N/A
                                                         ----------------     ---------------   -------------   --------------

 Net loss from CMSLP                                       $  (279,649) (d)      $  --          $  (279,649) (d)     $  --
                                                         ================     ===============   =============   ==============

(d)  CMSLP's  net  loss  for  the  three  months  ended  September  30,  2001 is attributable in part to approximately $670,000 of non-cash items (depreciation, amortization, and impairment) as compared to approximately $724,000 for the same quarter of 2000 under the equity method. CMSLP's total revenues decreased by approximately $400,000, or 11%, to $3.4 million for the third quarter of 2001 from approximately $3.8 million for the third quarter of 2000 under the equity method. Total servicing operations decreased from 2000 to 2001 primarily due to CRIIMI MAE's sale of certain CMBS resulting in the loss of the related special servicing rights, and due to CMSLP's transfer and assignment of its rights under two master servicing contracts during 2000. Servicing fee revenue increased by approximately $400,000, or 30%, to $1.9 million for the third quarter of 2001 as compared to $1.5 million during the same quarter of 2000 due to an increase in specially serviced loans. Assumption fee income decreased by approximately $380,000, or 63%, to approximately $227,000 for the third quarter of 2001 from approximately $607,000 for the third quarter of 2000 under the equity method primarily due to low current mortgage interest rates and the decrease in mortgage loans serviced and other servicing operations. General and administrative expenses increased by approximately $500,000, or 20%, to $3.0 million for the third quarter of 2001 from approximately $2.5 million for the third quarter of 2000 under the equity method primarily due to increased information technology expenses.

(e) Includes $313,551 and $313,551, respectively, of special servicing fee revenue recognized on a current basis and reflected in consolidated income statements.

Cumulative effect of change in accounting principle:

     As discussed below, the cumulative effect of the change in accounting principle of $2.0 million related to servicing revenue is reflected as of January 1, 2001 as a proforma adjustment to net income and EPS, and therefore is reflected in the nine months ended September 30, 2001 proforma net income.

     As of July 1, 2001, CMSLP changed its accounting policy related to the recognition of special servicing fee revenue. Special servicing fees are paid to CMSLP when mortgage loans collateralizing CMBS owned by the Company are in default. Typically, CMSLP is paid 25 basis points of the unpaid principal balance of the defaulted mortgage loans for as long as the loans are in default. The fees are paid to compensate the special servicer for managing and resolving the defaulted loan. Historically, CMSLP had deferred special servicing fee revenue and recorded that revenue into earnings using the method consistent with the Company's policy of recognizing interest income over the life of the CMBS owned by CRIIMI MAE on the level yield basis. CMSLP is now recording these special servicing fees in earnings on a current basis. This change was made to better match revenues and expenses related to the actual special servicing of the defaulted loans. The special servicing fees are paid on a current basis by the Trusts holding the mortgage loans and those payments directly reduce the cashflow paid on the Company's CMBS. Therefore, the special servicing fees paid are built into the GAAP yields the Company uses to record interest income on its CMBS. CMSLP has changed its accounting policy to recognize the special servicing fees in earnings on a current basis as the Company believes this policy better matches the special servicing fees it earns with the direct costs expended for performing its special servicing obligations. The CMBS and special servicing contracts are separate legal instruments or contracts.

     The Company is required to reflect this change in accounting principle as a cumulative catch-up as of January 1, 2001. As of January 1, 2001 CMSLP had approximately $2.0 million in deferred revenue related to the special servicing fee revenue. As a result, this amount was recorded in income and is reflected as a cumulative change in accounting principle for the nine months ended September 30, 2001. The results of operations for the three and nine months ended September 30, 2001 reflect the recognition of special servicing fee revenue on a current basis. As previously discussed, prior to July 1, 2001, CMSLP was accounted for using the equity method and, as a result, the impact of the new accounting principle (except for the cumulative catch-up) is reflected in equity in income (losses) from investments for the six months ended June 30, 2001 and on a consolidated basis for the three months ended September 30, 2001. The proforma net income disclosures on the income statement and proforma EPS disclosures in Note 11 related to this change in accounting principle reflect what the Company's net income and EPS would have been had this new accounting principle been applied to those periods presented. Net income would have been $225,000 and $2.5 million less for the three and nine months ended September 30, 2001 had this new accounting principle not been adopted.

Redesignation of CMSLP as special servicer

     Although CMSLP did not file for protection under Chapter 11, it and the bonds it serviced were under a high degree of scrutiny from servicing rating agencies because of CMSLP's relationship with CRIIMI MAE. In order to allay rating agency concerns stemming from CRIIMI MAE's Chapter 11 filing, in November 1998, CRIIMI MAE designated ORIX as special servicer on CMBS securitizations totaling approximately $29 billion, subject to certain requirements contained in the respective servicing agreements. CMSLP continued to perform special servicing as sub-servicer for ORIX on all but four of these securitizations. In conjunction with the Company's emergence from Chapter 11, CMSLP was redesignated as special servicer on the Company's remaining CMBS securitizations effective August 27, 2001.

     On October 8, 2001, Standard & Poor's ("S&P") affirmed its "average" overall mortgage servicing rankings for CMSLP and, in its report, S&P ranked CMSLP as "positive" as a commercial loan servicer, commercial master servicer and commercial special servicer. On October 24, 2001, Fitch issued two ratings upgrades and one ratings affirmation for CMSLP. Fitch upgraded CMSLP's special servicer rating to "`CSS2+" and upgraded the servicer rating to "CPS2". Fitch's reasons for the primary servicer upgrade include CMSLP's "continued attention to improving technology and the experienced, well-tenured servicing team." In addition, CMSLP's master servicer rating of "CMS3" was affirmed.

         Reorganization Items

     During the three and nine months ended September 30, 2001 and 2000, respectively, the Company recorded reorganization items, as summarized below:

                                                     Three months ended                              Nine months ended
                                         September 30, 2001       September 30, 2000     September 30, 2001      September 30, 2000
                                         ------------------       ------------------     ------------------      ------------------
Reorganization Items
--------------------
Short-term interest income                $             --           $ (2,268,168)         $ (2,491,311)          $ (4,706,840)
Professional fees                                  626,023 (2)           (820,503) (1)        3,978,256              6,608,081
Employee Retention Program                              --                315,898                    --                851,948
Other                                             (227,244)               (34,302)              789,364              1,411,300
                                          -----------------       ----------------        --------------          -------------
  Subtotal                                         398,779             (2,807,075)            2,276,309              4,164,489
                                          -----------------       ----------------        --------------          -------------
Net loss (gain) on sale of REO                      65,373                     --              (366,529)               924,283
Impairment on CMBS regarding Reorganization             --             10,579,996                    --             15,832,817
(Gain) Loss on sale of CMBS                             --             (1,367,601)                   --                343,613
Loss on originated loans                                --             45,845,712                    --             45,845,712
                                          -----------------       ----------------        --------------          -------------
  Total Reorganization Expense-net        $        464,152           $ 52,251,032            $1,909,780           $ 67,110,914
                                          =================       ================        ===============         =============


(1) During the three months ended September 30, 2000, the Company reduced the amount of previously accrued professional fees to reflect the settlement with SSB in July 2000.

(2)    Represents professional fees incurred during the bankruptcy period.

     The significant decrease in reorganization expenses for the three and nine months ended September 30, 2001 reflects the Company's emergence from Chapter 11 in April 2001. Expenditures on all reorganization items, including professional fees and employee retention costs, have decreased as a result of emergence from Chapter 11. Professional fees incurred during the third quarter of 2001 reflect final payments that had not been accrued in the final estimate of professional fees. Partially offsetting the foregoing decreases were reductions in short-term interest income attributable to the reorganization.

     Emergence Financing Origination Fee

     In connection with the emergence from Chapter 11, in April 2001 the Company paid a one-time, emergence financing origination fee of approximately $3.9 million related to its new Variable-Rate Secured Borrowing. Accounting standards require such fee to be expensed immediately.

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

     The Company's 2000 Taxable Loss/Taxable Distribution Requirements

     During 2000, the Company traded in both short and longer duration fixed income securities, including non-investment grade and investment grade CMBS and investment grade residential mortgage backed securities (such securities traded and all other securities of the type described constituting the "Trading Assets" to the extent owned by CRIIMI MAE Inc. or any wholly-owned subsidiary), which, for financial reporting purposes, are classified as Subordinated CMBS and Other MBS on the balance sheet. The Company seeks maximum total return through short term trading, consistent with prudent investment management. Returns from such activities include capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, and other arbitrage opportunities.

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

     As a result of its trader election, CRIIMI MAE recognized a mark-to-market tax loss on its Trading Assets on January 1, 2000 of approximately $478 million (the "January 2000 Loss"). This is not recorded on the GAAP financial statements. Such loss is expected to be recognized evenly for tax purposes over four years beginning with the year 2000 (i.e., approximately $120 million per year). The Company expects such loss to be ordinary. Additionally, as a result of its trader election, the Company is required to mark-to-market its Trading Assets on a tax basis at the end of each tax year. Any increase or decrease in the value of the Trading Assets as a result of the year-end mark-to-market requirement will generally result in either a tax gain (if an increase in value) or a tax loss (if a decrease in value). Such tax gains or losses, as well as any realized gains or losses from the disposition of Trading Assets during each year, are also expected to be ordinary gains or losses. Assets transferred to CBO REIT, Inc. are no longer required to be marked-to-market on a tax basis.

     Since gains and losses associated with trading activities are expected to be ordinary, any gains will generally increase taxable income and any losses will generally decrease taxable income. Since the Company is a REIT which is generally required to distribute 95% of its taxable income to shareholders for years ending on or before December 31, 2000 and is generally required to distribute 90% for years beginning after 2000, any increases in taxable income from trading activities will generally result in an increase in REIT distribution requirements and any decreases in taxable income from trading activities will generally result in a decrease in REIT distribution requirements (or, if taxable income is reduced to zero because of a net operating loss or loss carryforward, eliminate REIT distribution requirements).

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

     Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back. If a Trading Asset is marked down because of an increase in interest rates, rather than from credit losses, such mark-to-market losses may be recovered over time through taxable income. Any recovered mark-to-market losses will generally be recognized as taxable income, although there is expected to be no corresponding increase in cash flow.

     There is no assurance that the Company's position with respect to its election as a trader in securities will not be challenged by the IRS, and, if challenged, will be defended successfully by the Company. As such, there is a risk that the January 2000 Loss will be limited or disallowed, resulting in higher tax basis income and a corresponding increase in REIT distribution requirements. It is possible that the amount of any under-distribution for a taxable year could be corrected with a "deficiency dividend" as defined in Code
Section 860, however, interest may also be due to the Internal Revenue Service on the amount of this under-distribution.

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

     Taxable Loss. CRIIMI MAE realized net operating losses of approximately $20 million and $64 million during the three and nine months ended September 30, 2001, respectively, compared to net operating losses of approximately  $12 million and $45 million during the  corresponding  periods in 2000. As discussed below, on March 15, 2000, CRIIMI MAE elected to be classified as a trader in securities for tax purposes effective January 1, 2000. As a result of its trader election, CRIIMI MAE recognized a mark-to-market tax loss of approximately $478 million on its Trading Assets on
January 1, 2000 (the "January 2000 Loss"). The January 2000 Loss is expected to be recognized evenly over four years (i.e., approximately $120 million per year) beginning with the year 2000. The Company recognized one-fourth (i.e., approximately $30 million) of this year's portion of the January 2000 Loss during each of the first three quarters of 2001. The Company expects to continue to recognize approximately $30 million of loss related to the January 2000 Loss in each quarter during the remaining periods.

     A summary of the Company's 2001 net operating loss for the first nine months is as follows:

                                                                                                 Amounts
                                                                                              in millions
                                                                                           -----------------
January 2000 loss                                                                                 $478
LESS:   Portion recognized in 2000                                                                (120)
LESS:   Portion recognized during the nine months ended September 30, 2001                         (90)
                                                                                                --------
Balance remaining of January 2000 Loss to be recognized in future periods                         $268
                                                                                                ========

Taxable income for the nine months ended September 30, 2001 before recognition
    of January 2000 Loss (1)                                                                      $ 26
LESS:   January 2000 Loss recognized during the nine months ended September 30, 2001               (90)
                                                                                                --------
Net Operating Loss for the nine months ended September 30, 2001                                   ($64)
                                                                                                ========

Net Operating Loss through December 31, 2000                                                      ($50)
Net Operating Loss created during the nine months ended September 30, 2001                         (64)
Net Operating Loss utilization                                                                       -
                                                                                                --------
Net Operating Loss carried forward for use in future periods                                     ($114)
                                                                                                ========

(1) Taxable income for the nine months ended September 30, 2001 includes an approximate $8.6 million loss on certain Trading Assets in connection with the transfer of certain Trading Assets on April 17, 2001 to CBO REIT, Inc. in connection with the reorganization effected to facilitate the collateral structure for the New Debt. Assets transferred to CBO REIT, Inc. are no longer required to be marked-to-market on a tax basis.

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

Cash Flow

2001 versus 2000

     Net cash provided by operating activities increased for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase was primarily due to a decrease in restricted cash and cash equivalents and a decrease in receivables and other assets, partially offset by a decrease in payables and accrued expenses. Receivables decreased primarily as a result of the receipt in January 2001 of funds withheld related to the Company's interest in CMO-IV. The decrease in restricted cash and cash equivalents and the decrease in payables and accrued expenses were primarily caused by cash outflows on the Effective Date, including approximately $44.7 million to payoff accrued interest on debt incurred prior to the Chapter 11 filing, $3.9 million to pay an emergence financing origination fee related to a portion of the New Debt and $7.4 million to pay accrued payables related to the Chapter 11 filing. The foregoing payoffs of accrued interest and accrued expenses are included within the net (decrease) increase in payables and accrued expenses line on the consolidated statements of cash flows.

     Net cash provided by investing activities decreased for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease was primarily attributable to net proceeds of $42.7 million received from the sale of CMBS during 2000 as part of the Company's Reorganization Plan, as compared to no sales of CMBS during 2001. This decrease was partially offset by an increase in the proceeds from mortgage securities dispositions during 2001 as compared to 2000.

     Net cash used in financing activities increased for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in cash used in 2001 was primarily attributable to an outflow of cash of approximately $127.2 million on the Effective Date, which was used to payoff a portion of the aggregate principal relating to debt incurred prior to the Chapter 11 filing.

     Included in CRIIMI MAE's net operating cash flows for the three months ended September 30, 2001 are the following items:

                                                                                    Amounts
         Net operating cash flows:                                                 in millions
                                                                                   -----------
                  CMBS cash inflows (BB+ through unrated)                            $  18.7
                  Other cash                                                             2.2
                  Interest expense paid on Variable Rate
                     Secured Borrowing                                             (     4.6 )
                  Interest expense paid on Series A Senior Secured Notes           (     3.0 )
                  Interest expense accrued for Series B Senior Secured
                      Notes' semi-annual payment                                   (     2.0 )
                  General and administrative expenses                              (     2.8 )
                                                                                   -----------
                  Net operating cash flows during third quarter 2001                $    8.5
                                                                                   ===========

         Third quarter 2001 principal payments on New Debt:
                  Variable-Rate Secured Borrowing                                   $    6.8
                  Series A Senior Secured Notes                                          1.7
                                                                                   -----------
                  Total principal payments on New Debt during
                    third quarter 2001                                              $    8.5
                                                                                   ===========

     Substantially  all cash flows  relating  to existing  assets  are,  and are
currently  expected  to  be,  used  to  satisfy  principal,   interest  and  fee
obligations under the New Debt.

Financial Condition, Liquidity and Capital Resources

     Limited Summary of Reorganization Plan Including New Debt

     The Reorganization Plan provided for the payment in full of the allowed claims of the Debtors primarily through Recapitalization Financing aggregating $847 million. The sales of select CMBS and the Company's interest in CMO-IV generated aggregate proceeds of approximately $418.3 million toward the Recapitalization Financing. Also included in the Recapitalization Financing was approximately $262.4 million provided by affiliates of Merrill Lynch and GACC, through a new, variable-rate, secured financing facility (in the form of a repurchase transaction) (the "Variable-Rate Secured Borrowing"), and approximately $166.8 million provided through two new series of secured notes (the "Series A Senior Secured Notes" and the "Series B Senior Secured Notes") issued to certain of the Company's unsecured creditors (collectively the "New Debt"). Effective as of June 5, 2001, all rights and obligations under the operative agreements evidencing the Variable-Rate Secured Borrowing were assigned by Merrill and GACC to ORIX. ORIX also owns a significant aggregate principal amount of each of the respective two new series of secured notes referenced above as part of the New Debt.

     Substantially all cash flows relating to existing assets are, and are currently expected to be, used to satisfy principal, interest and fee obligations under the New Debt. The approximate $262.4 million (original principal amount) Variable-Rate Secured Borrowing provides for (i) interest at a rate of one month London Interbank Offered Rate ("LIBOR") plus 3.25% payable monthly, (ii) principal repayment/amortization obligations, (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of 24, 30, 36 and 42 months after the Effective Date and (iv) maturity on April 17, 2005. The approximate $166.8 million fixed-rate secured financing was effected through the issuance of two series of secured notes under two separate indentures. The Series A Senior Secured Notes, representing an aggregate original principal amount of $105 million, provides for (i) interest at a rate of 11.75% per annum payable monthly, (ii) principal repayment/amortization obligations, (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of 48, 54 and 60 months after the Effective Date and (iv) maturity on April 17, 2006. The Series B Senior Secured Notes, representing an aggregate original principal amount of approximately $61.8 million, provides for (i) interest at a rate of 13% per annum payable semi-annually with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees of 1.5% of the unpaid principal balance payable at the end of 48, 54 and 60 months after the Effective Date (with the payment 60 months after the Effective Date also including an amount based on the unpaid principal balance 66 months after the Effective Date) and (iii) maturity on April 17, 2007. The New Debt described above is secured by substantially all of the existing assets of the Company.
There are restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds in connection with the New Debt. See
Note 6 for additional information regarding the New Debt. Additionally, reference is made to the New Debt operative documents filed as exhibits to a Current Report on Form 8-K in June 2001, for a more detailed description of the New Debt including payment terms, restrictive covenants, events of default and collateral.

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

     Under the Reorganization Plan, the holders of the Company's equity retained their stock. The terms of the New Debt restrict the amount of cash dividends that can be paid to shareholders. One such restriction provides that any cash dividends required to maintain REIT status (assuming the Company has the cash to make such distributions and that it is permitted to make such distributions under the terms of the New Debt) would be paid first to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. The Reorganization Plan also provided for certain amendments to the Company's articles of incorporation, including an increase in authorized shares from 145 million (consisting of 120 million of common shares and 25 million of preferred shares) to 375 million (consisting of 300 million of common shares and 75 million of preferred shares).

     There can be no assurance that the Company will have sufficient cash resources to pay interest, scheduled principal and any other required payments on the New Debt for any specified period to time. The Company's ability to meet its debt service obligations will depend on a number of factors, including management's ability to maintain cash flow (which is impacted by, among other things, the credit performance of the underlying mortgage loans) and to generate capital internally from operating and investing activities and expected reductions in REIT distribution requirements to shareholders due to expected net operating losses for tax purposes, in each case consistent with the terms agreed to pursuant to the New Debt. There can be no assurance that targeted levels of cash flow will actually be achieved, that reductions in REIT distribution requirements will be realized, or that, if required, new capital will be available to the Company. The Company's ability to maintain or increase cash flow and access new capital will depend upon, among other things, interest rates, prevailing economic conditions, covenants and restrictions under the operative documents evidencing the Company's New Debt and any debt incurred to refinance the New Debt and other factors, many of which are beyond the control of the Company. The Company's high level of debt limits its ability to obtain additional capital, reduces income available for distributions, restricts the Company's ability to react quickly to changes in its business and makes the Company more vulnerable to economic downturns.

     The Company's ability to resume the acquisition of Subordinated CMBS, as well as its securitization programs (if it determines to do so) depends, among other things, on its ability to engage in such activities under the terms and conditions of the operative documents evidencing the New Debt and/or any debt incurred to refinance all or any portion of the New Debt and its ability to access additional capital (including for the purpose of refinancing all or a substantial portion of the New Debt). Factors which could affect the Company's ability to access additional capital include, among other things, the cost and availability of such capital, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, general economic conditions, perceptions in the capital markets of the Company's business, covenants and restrictions under the operative documents evidencing the Company's New Debt, results of operations, leverage, financial condition, and business prospects. The Company can give no assurance as to whether it will be able to resume its prior activities or obtain additional capital or the terms of any such capital.

     Summary of Cash Position and Shareholders' Equity

     As of September 30, 2001, CRIIMI MAE's restricted and unrestricted cash and cash equivalents aggregated approximately $54.9 million, including $6.1 million escrowed in connection with the First Union litigation. Additionally, CMSLP's cash and cash equivalents approximated $8.5 million as of September 30, 2001.

     As of September 30, 2001 and December 31, 2000, shareholders' equity was approximately $295.7 million or $15.31 per diluted share and $268.3 million or $16.96 per diluted share, respectively.

     Summary of Subordinated CMBS

     As of September 30, 2001, the Company owned, for purposes of GAAP, CMBS rated from A+ to CCC and unrated with a total fair value amount of approximately $853 million (representing approximately 63% of the Company's total consolidated assets), an aggregate amortized cost of approximately $851 million, and an aggregate face amount of approximately $1.6 billion. Such CMBS represent investments in CBO-1, CBO-2 and Nomura

Asset Securities Corp. Series 1998-D6 (Nomura). The September 30, 2001 total fair value includes approximately 33% of the Company's CMBS which are rated BB+, BB, or BB-, 23% which are rated B+, B, B- or CCC and 9% which are unrated. The remaining approximately 35% represents investment grade securities that the Company reflects on its balance sheet as a result of CBO-2. The weighted average stated interest rate of these CMBS as of September 30, 2001 was 6.0% and the weighted average life was 14 years.

     CRIIMI MAE, through CMSLP, performs servicing functions on a mortgage loan pool, as summarized below:

                                                            09/30/01                  06/30/01           12/31/00
                                                            --------                  --------           --------
Total Mortgage Loan Pool (a)                              $ 19.5 billion           $ 19.7 billion     $ 20.2 billion
                                                          ==============          ================    ===============

Specially serviced loans due to monetary default (c)      $503.7 million           $408.9 million     $259.1 million
Specially serviced loans due to covenant default/other     105.6 million            109.5 million       51.5 million
                                                          --------------          ----------------    ---------------
       Total specially serviced loans (e)                 $609.3 million (b) (d)   $518.4 million     $310.6 million
                                                          ==============          ================    ===============

(a) As of September 30, 2001 and December 31, 2000, the mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and at the locations identified below:


                   9/30/01           12/31/00                                       9/30/01           12/31/00
Property Type      Percentage(i)     Percentage(i)      Geographic Location (ii)    Percentage(i)     Percentage(i)
-------------      -------------     -------------      ------------------------    -------------     -------------
Retail.......            30%               30%          California..............         16%               17%
Multifamily..            30%               30%          Texas...................         13%               13%
Hotel........            14%               14%          Florida.................          8%                8%
Office.......            13%               13%          New York (iii)..........          5%                5%
Other........            13%               13%          Pennsylvania............          5%                5%
                   ---------         ---------          Other (iv)..............         53%               52%
  Total......           100%              100%                                       --------          ---------
                   =========         =========            Total.................        100%              100%
                                                                                     ========          =========

(i) Based on a percentage of the total unpaid principal balance of the underlying loans.
(ii)   No significant concentration by region.
(iii) Approximately 13 properties with an aggregate unpaid principal balance of $77 million, or 8.4% of the properties in the State of New York, are located in lower Manhattan. The Company expects no significant direct economic exposure with respect to those properties as a result of the terrorist attacks on New York City. See discussion in results of operations for impairment charges recognized in the third quarter of 2001 resulting primarily from continued deterioration in the U.S. economy.
(iv)   No other individual state makes up more than 5% of the total.


(b) As of September 30, 2001, the specially serviced mortgage loans were secured by properties of the types and at the states identified below:

Property Type      $ (in millions)   Percentage         Geographic Location     $ (in millions)    Percentage
-------------      ---------------   ----------         -------------------     ---------------   ----------
Retail.......         $  224.1           37%            Texas..............        $   67.0           11%
Hotel........            214.0           35%            Florida............            60.2           10%
Multifamily..             53.7            9%            Oregon.............            58.5           10%
Office.......             56.3            9%            New York...........            40.5            7%
Healthcare...             37.3            6%            California.........            39.6            6%
Industrial...             16.4            3%            Michigan...........            38.1            6%
Other........              7.5            1%            Virginia...........            36.4            6%
                     -----------      --------          Other..............           269.0           44%
                                                                                   ----------       -------
Total........           $609.3          100%             Total.............        $  609.3          100%
                     ===========      ========                                     ==========       =======

(c) Includes $80.3 million, $69.7 million, and $48.3 million, respectively, of Real Estate Owned by underlying trusts.

(d) The increase in specially serviced loans since June 30, 2001 is due to additional defaults on underlying mortgage loans secured by a variety of property types, but primarily hotel and retail properties. The properties that secure these loans have been adversely impacted by a variety of factors, including the economic slowdown which, especially for hotel properties, has been exacerbated by the terrorist attacks of September 11, 2001. Numerous sources have indicated that many hotel and hospitality properties experienced dramatic decreases in occupancy and revenue during the weeks immediately after the attacks. Of the monetary defaults on the Company's underlying mortgage loans which occurred between June 30, 2001 and September 30, 2001, approximately 32% are loans secured by hotel properties. From September 30, 2001 to November 12, 2001, an additional approximate $159 million of loans transferred into special servicing due to monetary default, of which approximately $124 million (or 78%) are loans secured by hotel properties. During this same period, $27 million of loans in special servicing due to monetary default were resolved through negotiated workouts or payoffs. The loans in monetary default, therefore, aggregate $637 million as of November 12, 2001, and the total special servicing portfolio aggregates $721.4 million as of November 12, 2001. The Company's entire hotel portfolio is geographically diverse, with a mix of hotel property types and franchise affiliations (see table below).

                                                       Hotel Mortgage Loans in CRIIMI MAE's Portfolio
                                                           as of September 30, 2001 (in millions)
                                                         --------------------------------------

                                           Limited Service (v)                             Full Service (vi)
                                           -------------------                             ----------------
Top 5 State Concentrations:     Florida................................ $ 135     Texas...............................  $ 244
                                Oregon.................................    92     California..........................    217
                                Texas..................................    86     Georgia.............................    165
                                Georgia................................    85     Virginia............................    120
                                California.............................    64     Florida.............................     96

Top 5 MSA (vii) Concentrations: Atlanta, GA............................    46     Atlanta, GA.........................    134
                                Orlando, FL............................    45     Washington, DC......................    100
                                Portland-Vancouver, OR-WA..............    36     San Antonio, TX.....................     80
                                Philadelphia, PA-NJ....................    27     Phoenix-Mesa, AZ....................     72
                                Washington, DC-MD-VA-WV................    25     Santa Barbara-Santa Maria, CA.......     65

Franchise Affiliation                                                   1,105                                           1,300
No Franchise Affiliation                                                  145                                             285

Near Airport (viii)                                                       282                                             554


(v) There are loans representing a total outstanding principal amount of $1.25 billion secured by limited service hotels in the Company's portfolio; of these, $160.5 million, or 12.8% are in special servicing as of September 30, 2001. Limited service hotels are generally hotels with room-only operations or hotels that offer a bedroom and bathroom for the night, but very few other amenities. These hotels are often in the budget or economy group and do not report food and beverage revenue.
(vi) There are loans representing a total outstanding principal amount of $1.58 billion secured by full service hotels in the Company's portfolio; of these, $53.5 million, or 3.4%, are in special servicing as of September 30, 2001. Full service hotels are generally mid-price, upscale or luxury hotels with a restaurant, lounge facilities and meeting space as well as minimum service levels, often including bell service and room service. These hotels generate food and beverage revenue.
(vii)"MSA" denotes a Metropolitan Statistical Area, as determined by the United States Office of Management and Budget, with a core area or city population estimate of at least 50,000 inhabitants.
(viii)  Within approximately 2 miles of an airport


(e) "Appraisal Reductions" for the CMBS transactions in which the Company retains an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

                                                                  CBO-1          CBO-2           Nomura           Total
                                                                  -----          -----           ------           -----
Year 1999                                                      $      --        $      --      $     --        $      --
Year 2000                                                        1,872,000       18,871,000          --          20,743,000
January 1, 2001 through September 30, 2001                      15,206,000       16,696,000     440,000          32,342,000
                                                               ------------     ------------   ----------      -------------
Cumulative Appraisal Reductions through September 30, 2001     $17,078,000      $35,567,000    $ 440,000       $ 53,085,000
                                                               ============     ============   ==========      =============

         * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, where CMSLP obtains a third party appraisal, it calculates one.

     The effect of an appraisal reduction, for those underlying CMBS transactions that require an appraisal reduction to be calculated, generally is that the servicer stops advancing interest payments on the unrated CMBS bonds (or if no unrated bond, the lowest rated bond), thereby reducing cash flows to CRIIMI MAE, as if such appraisal reduction was a realized loss. However, an appraisal reduction may result in a higher or lower realized loss based on the ultimate disposition or work-out of the mortgage loan.

The Company's unrated bonds/issuer's equity from CBO-1, CBO-2 and Nomura experienced principal write downs during the following periods due to realized losses related to certain underlying mortgage loans:

                                                           CBO-1            CBO-2         Nomura          Total
                                                           -----            ------        -------         ------
Year 1999                                                $  738,000       $      --      $     --       $  738,000
Year 2000                                                 3,201,000        1,087,000           --        4,288,000
January 1, 2001 through September 30, 2001                   80,000        4,567,000           --        4,647,000
                                                         ----------       ----------    ---------       ----------
Cumulative Realized Losses through September 30, 2001    $4,019,000       $5,654,000     $     --       $9,673,000
                                                         ==========       ==========    =========       ==========


The Cumulative Realized Losses through September 30, 2001 (as reflected above) can be compared to the Company's expected loss estimates**, as follows:

                                                             CBO 1            CBO 2          Nomura          Total
                                                             -----            -----          ------          -----
Cumulative expected loss estimates through the year         $ 6,912,000      $7,974,000        $     -     $ 14,886,000
ending 2001
Expected loss estimates for the year 2002                    14,603,000      33,426,000      1,582,000       49,611,000
Expected loss estimates for the year 2003                    16,932,000      46,043,000      1,348,000       64,323,000
Expected loss estimates for the years 2004-2006              29,018,000      80,424,000     12,331,000      121,773,000
Expected loss estimates for the year 2007-2009                5,970,000      17,783,000      6,758,000       30,511,000


Expected loss estimates for the remaining life of investment
   (for the years 2010-2027)                                  9,247,000      12,645,000      3,790,000       25,682,000
                                                          -------------   -------------   ------------    -------------
Cumulative expected loss estimates through life
  of investment**                                          $ 82,682,000    $198,295,000    $25,809,000    $ 306,786,000
                                                          =============   =============   ============    =============

**The Company's overall expected loss estimate through the life of its CMBS portfolio of $307 million represents the Company's estimate of total principal write downs to its CMBS due to realized losses related to underlying mortgage loans; and is included in the calculation of the current weighted average anticipated yield to maturity, as more fully described in Note 4 to the financial statements. There can be no assurance that the Company's estimate of expected losses will not be exceeded as a result of additional or continuing adverse events or circumstances, such as a continuing economic slowdown or recession or terrorist attacks.


         Summary of Other Assets

         As of September 30, 2001 and December 31, 2000, CRIIMI MAE's other assets consisted primarily of insured mortgage securities, equity investments, other mortgage-backed securities, cash and cash equivalents (as previously discussed), principal and interest receivables on its various assets, and intangible assets associated with the 1995 Merger.

         The Company had $360.7 million and $385.8 million (at fair value) invested in insured mortgage securities as of September 30, 2001 and December 31, 2000, respectively. As of September 30, 2001, approximately 13% of CRIIMI MAE's investment in insured mortgage securities were FHA-Insured Certificates and 87% were GNMA Mortgage-Backed Securities.

         As of September 30, 2001 and December 31, 2000, the Company had approximately $9.6 million and $33.8 million, respectively, in investments accounted for under the equity method of accounting. Included in equity investments are (a) the general partnership interests (2.9% to 4.9% ownership interests) in the AIM Funds owned by CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, (b) a 20% limited partnership interest in the adviser to the AIM Funds, 50% of which is owned by CRIIMI MAE and 50% of which is owned by CM Management, and, through June 30, 2001, (c) CRIIMI MAE's interest in CMSI, and
(d) CRIIMI MAE's interest in CMSLP.

         The Company's Other Mortgage-Backed Securities includes primarily investment grade CMBS and investment grade residential mortgage backed securities. As of September 30, 2001 and December 31, 2000, respectively, the Company's Other Mortgage-Backed Securities were approximately $8.3 million and $4.3 million, respectively.

         Components of Servicing Other Assets and Servicing Liabilities

         At September 30, 2001, the following comprised servicing other assets and servicing liabilities:


         Acquired mortgage servicing rights                  $  4,572,429
         AIM Fund subadvisory contracts                         2,036,564
         Investment in interest-only certificates and CMBS      2,417,952
         Receivables and other assets                           4,986,091
         Fixed assets, net                                      2,331,752
                                                            -------------
         Total servicing other assets                         $16,344,788
                                                            =============

         Accounts and notes payable                          $  2,611,265
                                                            =============
         Dividends/Other

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

     On July 10, 2001, CRIIMI MAE announced that shareholders would be asked at the annual meeting of shareholders, scheduled for September 25, 2001, to consider and approve a one-for-ten reverse stock split of the Company's issued and outstanding common stock. In light of this announcement, the NYSE indicated that it would not commence suspension and delisting procedures but would allow the Company sufficient time to solicit shareholder approval and implement the reverse stock split, if approved. On September 25, 2001, shareholders approved the reverse stock split and on October 17, 2001 it became effective. There can be no assurance that the reverse stock split will cause a sustained market price of the common stock sufficient to satisfy NYSE listing requirements or that all listing requirements will continue to be met.

     During the Chapter 11 proceedings, dividends accrued on the Company's Series B, Series C, Series D, Series E, Series F and Series G Preferred Stock. For information pertaining to the accrual and/or payment of such dividends, reference is made to Note 10 of the Notes to Consolidated Financial Statements.

Taxable Mortgage Pool Risks

     An entity that constitutes a "taxable mortgage pool" as defined in the Tax Code ("TMP") is treated as a separate corporate level taxpayer for federal income tax purposes. In general, for an entity to be treated as a TMP (i) substantially all of the assets must consist of debt obligations and a majority of those debt obligations must consist of mortgages; (ii) the entity must have more than one class of debt securities outstanding with separate maturities and
(iii) the payments on the debt securities must bear a relationship to the payments received from the mortgages. As of September 30, 2001, the Company owned all of the equity interests in two trusts that constitute TMPs (CBO-1 and CBO-2, collectively the "Trusts"). See Note 4 for descriptions of CBO-1 and CBO-2. The statutory provisions and regulations governing the tax treatment of TMPs (the "TMP Rules") provide an exemption for TMPs that constitute "qualified REIT subsidiaries" (that is, entities whose equity interests are wholly owned by a REIT or a qualified REIT subsidiary). As a result of this exemption and the fact that as of September 30, 2001 the Company owned all of the equity interests in each Trust, the Trusts, as of September 30, 2001, were not required to pay a separate corporate level tax on income they derive from their underlying mortgage assets.

     As of September 30, 2001, the Company also owned certain securities structured as bonds (the "Bonds") issued by each of the Trusts. As of September 30, 2001, certain of the Bonds owned by the Company served as collateral (the "Pledged Bonds") for the New Debt. If the creditors holding the Pledged Bonds were to seize or sell this collateral (unless seized by or sold to a REIT or a qualified REIT subsidiary) and the Pledged Bonds were deemed to constitute equity interests (rather than debt) in the Trusts, then the Trusts would no longer qualify for the exemption under the TMP Rules provided for qualified REIT subsidiaries. The Trusts would then be required to pay a corporate level federal income tax. As a result, available funds from the underlying mortgage assets that would ordinarily be used by the Trusts to make payments on certain securities issued by the Trust (including the equity interests and the Pledged Bonds) would instead be applied to tax payments. Since the equity interests and Bonds owned by the Company are the most subordinated securities and, therefore, would absorb payment shortfalls first, the loss of the exemption under the TMP rules could have a material adverse effect on their value and the payments received thereon.

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

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that its government insured mortgage securities constitute Qualifying Interests. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of September 30, 2001, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

     If the SEC or its staff were to take a different position with respect to whether such Subordinated CMBS constitute Qualifying Interests, the Company could, among other things, be required either (i) to change the manner in which it conducts its operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on the Company. If the Company were required to change the manner in which it conducts its business, it would likely have to dispose of a significant portion of its Subordinated CMBS or acquire significant additional assets that are Qualifying Interests. Alternatively, if the Company were required to register as an investment company, it expects that its operating expenses would significantly increase and that the Company would have to reduce significantly its indebtedness, which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms or at all. There are restrictions under certain of the operative documents evidencing the New Debt which could limit possible actions the Company may take in response to any need to modify its business plan in order to register as an investment company or avoid the need to register. Certain dispositions or acquisitions of assets could require approval or consent of certain holders of New Debt. Any such results could have a material adverse effect on the Company.

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

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market. The Company will have fluctuations in the amount of interest expense paid on its variable-rate obligations primarily due to changes in one-month LIBOR. The Company will also experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury bonds as well as changes in the spread between U.S. Treasury bonds and CMBS. As of September 30, 2001, the average treasury rate used to price the Company's CMBS had decreased by approximately 52 basis points and credit spreads had widened by approximately 63 basis points compared to December 31, 2000.

     CRIIMI MAE has entered into an interest rate protection agreement to mitigate the adverse effects of rising interest rates on the amount of interest expense payable under its variable-rate borrowings. The cap provides protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index (typically one-month LIBOR), increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. The term of the cap as well as the stated interest rate of the cap, which in all cases is currently above the current rate of the index, will limit the amount of protection that the caps offer. The average LIBOR index was 4.4733% during the first nine months of 2001 which was a 209 basis point decrease from December 31, 2000.

     The Company's New Debt consists of a new Variable-Rate Secured Borrowing (in the form of a repurchase transaction), and indebtedness evidenced by the Series A Secured Notes and the Series B Senior Secured Notes. Operative documents evidencing the New Debt do not specifically require the Company to maintain collateral of a specific market value.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on September 25, 2001. For more information on the following proposals, see the Company's definitive proxy statement filed with the SEC on August 16, 2001, the relevant portions of which are incorporated herein by reference.

(1) The stockholders elected each of the following Class I Nominees to the Board of Directors for terms expiring at the 2004 annual meeting of stockholders and until their successors have been duly elected and qualified:

                                                       For                               Withhold
         Director                              %       Shares                   %         Shares
         --------                              -       ------                   -         ------
         William B. Dockser                  94.1%   108,664,763               5.9%       6,799,836
         Robert E. Woods                     94.8%   109,509,755               5.2%       5,954,844
         Donald J. MacKinnon                 97.1%   112,131,110               2.9%       3,333,489

         The following individuals continue to serve on the Board of Directors: John R. Cooper, Alan M. Jacobs,
         Robert J. Merrick, H. William Willoughby, Donald C. Wood and Michael F. Wurst.

(2) The stockholders approved an amendment to the Company's Charter to effect a one-for-ten reverse stock split of the shares of the Company's common stock.

                            %             Shares
                            -             ------
         For               91.0%          112,225,889
         Against            2.2%            2,653,585
         Abstain            0.5%              585,125



(3)      The stockholders approved the 2001 Stock Incentive Plan.

                            %              Shares
                            -              ------
         For               86.0%         99,337,650
         Against           12.9%         14,866,310
         Abstain            1.1%          1,260,639

(4) The stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent accountants for the year ended December 31, 2001.

                            %               Shares
                            -               ------
         For               97.2%          112,239,171
         Against            2.4%            2,761,935
         Abstain            0.4%              463,493

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit No.                            Description
-----------                            -----------

    3 Articles of Amendment to Exhibit B of the Articles of Amendment and Restatement of CRIIMI MAE Inc. which pertains to the preferences, conversion and other rights, voting powers, restrictions and limitations as to dividends, qualifications and terms and conditions of redemption of the Series E Cumulative Convertible Preferred Stock (filed herewith).

    10.1 Employment Agreement, dated and effective as of July 25, 2001, between the Company and David B. Iannarone (incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on August 14, 2001).

    10.2 Employment Agreement, dated and effective as of July 25, 2001, between the Company and Cynthia O. Azzara (incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K filed with the SEC on August 14, 2001).

    10.3 Employment Agreement, dated and effective as of July 25, 2001, between the Company and Brian L. Hanson (incorporated by reference to Exhibit 10.3 to a Current Report on Form 8-K filed with the SEC on August 14, 2001).

    10.4                               Security, Pledge and Collateral
                                       Assignment Agreement, dated as of
                                       April 17, 2001, among the Company, CRIIMI
                                       MAE Management, Inc. and CM Mallers
                                       Building, Inc. in favor of Wells Fargo
                                       Bank Minnesota, National Association, as collateral agent (incorporated by reference to Exhibit 10.4 to a Current Report on Form 8-K filed with the SEC on August 14, 2001).

   10.5 Addendum to Security and Pledge Agreement, dated as of April 17, 2001, executed by CBO

                                       REIT, Inc. and accepted and agreed to by Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as collateral agent (incorporated by reference to Exhibit
                                       10.5 to a Current Report on Form 8-K
                                       filed with the SEC on August 14, 2001).

    10.6 2001 Stock Incentive Plan (incorporated by reference to Annex B to Definitive Proxy Statement filed with the SEC on August 16, 2001).

    18 Letter from the Company's independent public accountants, Arthur Andersen LLP, regarding the change in accounting policy related to the recognition of special servicing fee revenue by CRIIMI MAE Services Limited Partnership, a wholly owned subsidiary of the Company (filed herewith).

    99(a) Special Serviced Loan Report relating to specially serviced loans underlying the Company's CMBS as of September 30, 2001 (filed herewith).

(b)      REPORTS ON FORM 8-K

               Date                    Purpose
               ----                    -------

          July 10, 2001                To report: (1) an assignment of the
                                       Master Repurchase Agreement; (2) Board of
                                       Directors approval of (a) one-for-ten
                                       reverse stock split of the Company's
                                       issued and outstanding shares of common
                                       stock and (b) an amendment to the Series
                                       E Preferred Stock articles; (3) execution of two new employment agreements, each effective as of June 29, 2001, entered into by the Company with William B.
                                       Dockser and H. William Willoughby,
                                       respectively; and (4) a press release,
                                       announcing shareholders to be asked to
                                       approve a reverse stock split.

         August 14, 2001               To report: (1) execution of three new
                                       employment agreements, each effective as of July 25, 2001, entered into by the Company with David B. Iannarone, Cynthia
                                       O. Azzara, and Brian L. Hanson,
                                       respectively, (2) a Security, Pledge and Collateral Assignment Agreement, dated as of April 17, 2001, among the Company,
                                       CRIIMI MAE Management, Inc. and CM
                                       Mallers Building, Inc., in favor of Wells
                                       Fargo Bank Minnesota, National
                                       Association, as collateral agent, and
                                       (3) an Addendum to Security and Pledge
                                       Agreement, dated as of April 17, 2001,
                                       executed by CBO REIT, Inc., a subsidiary of the Company, and accepted and agreed to by Merrill Lynch, Pierce, Fenner &
                                       Smith, Incorporated, as collateral agent.

                               Signature

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CRIIMI MAE INC.


November 14, 2001                        /s/ Cynthia O. Azzara
---------------------------              ----------------------------
DATE                                     Cynthia O. Azzara
                                         Senior Vice President,
                                         Principal Accounting Officer
                                          and Chief Financial Officer