Form 10-K
period 2001-12-31
CRIIMI MAE INC
filed 2002-03-27
CIK 847322

-------------------------------------------------------------------------------

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

For the fiscal year ended December 31, 2001       Commission file number 1-10360

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [ ]


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


     As of March 22, 2002, 12,969,841 shares of CRIIMI MAE Inc. common stock with a par value of $0.01 were outstanding. The aggregate market value (based upon the last reported sale price on the New York Stock Exchange on March 22,
2002) of the shares of CRIIMI MAE Inc. common stock held by non-affiliates was approximately $43,179,256. (For purposes of calculating the previous amount only, all directors and executive officers of the registrant are assumed to be affiliates.)
                              ------------------

                       Documents Incorporated By Reference

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A relating to the Registrant's 2002 annual meeting of stockholders.

================================================================================

                                 CRIIMI MAE INC.

                          2001 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS


                                                                                                   Page

                                                       PART I
Item 1.           Business  ......................................................................... 4
Item 2.           Properties.........................................................................21
Item 3.           Legal Proceedings..................................................................22
Item 4.           Submission of Matters to a Vote of Security Holders................................22

                                                       PART II

Item 5.           Market for the Registrant's Common Stock and Related Stockholder Matters...........23
Item 6.           Selected Financial Data............................................................25
Item 7.           Management's Discussion and Analysis of Financial Condition and
                    Results of Operations............................................................28
Item 7A.          Quantitative and Qualitative Disclosures About Market Risks........................54
Item 8.           Financial Statements and Supplementary Data........................................56
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure.............................................................56

                                                      PART III

Item 10.          Directors and Executive Officers of the Registrant.................................57
Item 11.          Executive Compensation.............................................................57
Item 12.          Security Ownership of Certain Beneficial Owners and Management.....................57
Item 13.          Certain Relationships and Related Transactions.....................................57

                                                       PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................57

Signatures

Exhibit Index


                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS. When used in this Annual Report on Form 10-K, the words "believes," "anticipates," "expects," "contemplates" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to the risk factors contained or referenced under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

     CRIIMI MAE Inc. (together with its consolidated subsidiaries, unless the context otherwise indicates, "CRIIMI MAE" or the "Company") is a commercial mortgage company structured as a self-administered real estate investment trust ("REIT").

     On April 17, 2001, the Company and certain of its subsidiaries emerged from Chapter 11 of the U.S. Bankruptcy Code.

     The Company's current primary activities include the ownership and management, in large part through the Company's servicing subsidiary, CRIIMI MAE Services Limited Partnership ("CMSLP"), of a significant portfolio of mortgage-related assets. See "The Portfolio". Prior to the Chapter 11 filing, CRIIMI MAE's primary activities included (a) acquiring non-investment grade securities (rated below BBB- or unrated) backed by pools of commercial mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS"), (b) originating and underwriting commercial mortgage loans, (c) securitizing pools of commercial mortgage loans and resecuritizing pools of Subordinated CMBS, and (d) primarily through CMSLP, performing servicing functions with respect principally to the mortgage loans underlying the Company's Subordinated CMBS.

     Virtually all of the Company's cash flows relating to existing assets are, and are currently expected to be, used to satisfy principal, interest and fee obligations under the new secured debt incurred in connection with its emergence from Chapter 11 and to pay general and administrative and other operating expenses of the Company. Therefore, although the Company continues to pay down its debt obligations, the utilization of cash flows for debt service and operating expenses results in virtually no remaining net cash flow available for other activities, to the extent permitted under the operative documents evidencing the new debt incurred upon emergence from Chapter 11. See "The Reorganization Plan", "Certain Risk Factors - Substantial Indebtedness;
Leverage", "Certain Risk Factors - Borrowing Risks," and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". The Company is exploring possible ways of achieving improved financial flexibility, such as refinancing all or a substantial portion of the new debt incurred upon emergence from Chapter 11; however, there can be no assurance that the Company will be able to refinance such new debt or otherwise improve its financial flexibility.

     On March 21, 2002, the Company redeemed in cash all 173,000 outstanding shares of its Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock") at the stated redemption price of $106 per share plus accrued and unpaid dividends through and including the date of redemption. The total redemption price was $18,734,107 ($396,107 of which represented accrued and unpaid dividends). The Series E Preferred Stock were held by the Company's principal creditor.

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

The Reorganization Plan

     On October 5, 1998 (the "Petition Date"), CRIIMI MAE Inc. (unconsolidated) and two of its operating subsidiaries, CRIIMI MAE Management, Inc. ("CM Management"), and CRIIMI MAE Holdings II, L.P. ("Holdings II" and, together with CRIIMI MAE and CM Management, the "Debtors") filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, entered an order confirming the Debtors' reorganization plan (the "Reorganization Plan"). As previously stated, the Company emerged from Chapter 11 on April 17, 2001.

     The Reorganization Plan provided for the payment in full of all of the allowed claims of the Debtors primarily through recapitalization financing (including proceeds from certain asset sales) aggregating $847 million (the "Recapitalization Financing"). The sales of select CMBS (the "CMBS Sale") and the Company's interest in CMO-IV (the "CMO-IV Sale") generated aggregate proceeds of approximately $418.3 million toward the Recapitalization Financing of which approximately $342.3 million of such proceeds was used to pay related borrowings and approximately $76.0 million of such proceeds was used on the Effective Date to help fund the Reorganization Plan. Included in the balance of the Recapitalization Financing was approximately $262.4 million provided by affiliates of Merrill Lynch Mortgage Capital, Inc. (such affiliate referred to as "Merrill Lynch" or "Merrill") and German American Capital Corporation (such affiliate referred to as "GACC") through a new, variable-rate secured financing facility (in the form of a repurchase transaction) (the "Variable-Rate Secured Borrowing"), and approximately $166.8 million provided through two new series of secured notes issued to certain of the Company's unsecured creditors (collectively, the "New Debt"). Effective as of June 5, 2001, all rights and obligations of Merrill and GACC under the operative agreements evidencing the Variable-Rate Secured Borrowing were assigned by Merrill and GACC to ORIX Capital Markets, LLC ("ORIX"). ORIX also owns a significant aggregate principal amount of each of the respective two new series of secured notes referenced above as part of the New Debt. ORIX is an affiliate of a publicly-traded company and is an investor in CMBS and servicer of commercial real estate loans underlying CMBS. Substantially all cash flows relating to existing assets are, and are currently expected to be, used to satisfy principal, interest and fee obligations under the New Debt. See "Risk Factors - Substantial Indebtedness Leverage." The New Debt is directly or indirectly secured by substantially all of the Company's assets. See Note 7 to Notes to Consolidated Financial Statements for further discussion regarding the New Debt.

     The Company's litigation with First Union National Bank ("First Union") was not settled or resolved prior to the Effective Date; and therefore, the classification and allowance of First Union's claim under the Reorganization Plan was not determined on such date. On March 5, 2002, the Bankruptcy Court entered an order approving a settlement agreement among the Company and First Union. See Note 15 to Notes to Consolidated Financial Statements for further information regarding the settlement of the First Union litigation.

     Under the Reorganization Plan, the holders of the Company's equity retained their stock. The terms of the New Debt significantly restrict the amount of cash dividends that can be paid to shareholders. One such restriction provides that any cash dividends required to maintain REIT status (assuming the Company has the cash to make such distributions and that it is permitted to make such distributions under the terms of the New Debt) would be paid first to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. Another such restriction provides that if realized losses (as defined in the New Debt documents, and including appraisal reduction amounts on properties underlying the CMBS) on CMBS exceed certain thresholds, then the Company is prohibited from paying cash dividends or making other cash distributions or payments to its shareholders, except as required to maintain REIT status with any such cash distributions to be paid in accordance with the terms set forth in the preceding sentence. As of December 31, 2001, the Company had exceeded the loss threshold amounts under the respective applicable operative documents evidencing the New Debt. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a further discussion of the restrictions resulting from exceeding the loss threshold amounts. The Reorganization Plan also provided for certain amendments to the Company's articles of incorporation, including an increase in authorized shares from 145 million (consisting of 120 million of common shares and 25 million of preferred shares) to 375 million (consisting of 300 million of common shares and 75 million of preferred shares). These amendments to the articles of incorporation became effective on the Effective Date.

     Although there can be no assurance, the Company believes that it will have sufficient cash resources to pay interest, scheduled principal and any other required payments on the New Debt through the remainder of 2002. See
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". The Company's ability to meet its debt service obligations through the remainder of 2002 will depend on a number of factors, including management's ability to maintain cash flow (which is impacted by, among other things, the credit performance of the underlying mortgage loans and short-term interest rates) and to generate capital internally from operating and investing activities and expected reductions in REIT distribution requirements to shareholders due to expected net operating losses for tax purposes, in each case consistent with the terms agreed to pursuant to the New Debt. There can be no assurance that targeted levels of cash flow will actually be achieved, that reductions in REIT distribution requirements will be realized, or that, if required, new capital will be available to the Company. The Company's ability to maintain or increase cash flow and access new capital will depend upon, among other things, interest rates, prevailing economic conditions and other factors, many of which are beyond the control of the Company. The Company's high level of debt limits its ability to obtain additional capital, significantly reduces cash flow available for other activities, restricts the Company's ability to react quickly to changes in its business, limits its ability to hedge its assets and liabilities, and makes the Company more vulnerable to economic downturns.

The CMBS Market

     Historically, traditional lenders, including commercial banks, insurance companies and savings and loans have been the primary holders of commercial mortgages. The real estate market of the late 1980s and early 1990s created business and regulatory pressure to reduce the real estate assets held on the books of these institutions. As a result, there has been significant movement of commercial real estate debt from private institutional holders to the public markets. According to Commercial Mortgage Alert, CMBS issuances in the U.S. equaled approximately $74.3 billion in 2001, $48.9 billion in 2000, and $58.5 billion in 1999.

     CMBS are generally created by pooling commercial mortgage loans and directing the cash flow from such mortgage loans to various tranches of securities. The tranches consist of investment grade (AAA to BBB-), non-investment grade (BB+ to CCC) and unrated securities. The first step in the process of creating CMBS is loan origination. Loan origination occurs when a financial institution lends money to a borrower to refinance or to purchase a commercial real estate property, and secures the loan with a mortgage on the property that the borrower owns or purchases. Commercial mortgage loans are typically non-recourse to the borrower. A pool of these commercial mortgage-backed loans is then accumulated, often by a large commercial bank or other financial institution. One or more rating agencies then analyze the loans and the underlying real estate to determine their credit quality. The mortgage loans are then deposited into an entity that is not subject to taxation, often a real estate mortgage investment conduit ("REMIC"). The investment vehicle then issues securities backed by the commercial mortgage loans, CMBS.

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

     The CMBS market was adversely affected by the turmoil which occurred in the capital markets commencing in late summer of 1998 that caused spreads between CMBS yields and the yields on U.S. Treasury securities with comparable maturities to widen, resulting in a decrease in the value of CMBS. As a result, the creation of new CMBS and the trading of existing CMBS came to a near standstill. Buying and trading activity in investment grade CMBS and new issuances of CMBS have recovered over the last several years. The market for Subordinated CMBS has, however, been slower to recover. It is difficult, if not impossible, to predict when or if the Subordinated CMBS market will recover to spring 1998 levels. Even if the market for Subordinated CMBS recovers, the liquidity of such market has historically been limited. Additionally, during adverse market conditions, the liquidity of such market has been severely limited. Therefore, management's estimate of the value of the Company's Subordinated CMBS could vary significantly from the value that could be realized in a current transaction between a willing buyer and a willing seller in other than a forced sale or liquidation.

Subordinated CMBS Acquisitions

     As of December 31, 2001, the Company's $1.3 billion portfolio of assets included $824 million of Subordinated CMBS (representing approximately 63% of the Company's total consolidated assets). As of December 31, 2001, approximately 33% of the Company's CMBS (based on fair value) were rated BB+, BB or BB-, 23% were B+, B, B- or CCC and 8% were unrated. The remaining approximately 36% represents investment grade securities that the Company reflects on its balance sheet as a result of CBO-2. See "BUSINESS-Resecuritizations" and "BUSINESS-The Portfolio-CMBS."

     CRIIMI MAE Inc. did not acquire any Subordinated CMBS in 2001, 2000 or 1999. Prior to the Fall of 1998, the Company generally acquired Subordinated CMBS in privately negotiated transactions, which allowed it to perform due diligence on a substantial portion of the mortgage loans underlying the Subordinated CMBS as well as the underlying real estate prior to consummating the purchase. In connection with its Subordinated CMBS acquisitions, the Company targeted diversified mortgage loan pools with a mix of property types, geographic locations and borrowers. CRIIMI MAE financed a substantial portion of its Subordinated CMBS acquisitions with short-term, variable-rate financing facilities secured by the Company's CMBS. The Company's business strategy was to periodically refinance a substantial portion of its variable-rate debt through a resecuritization of its Subordinated CMBS primarily to attain a better matching of the maturities of its assets and liabilities through the refinancing of such short-term, variable-rate, recourse financing with long-term, fixed-rate, non-recourse financing. See "BUSINESS-Resecuritizations."

     The Company generally enters into interest rate protection agreements to partially limit the adverse effects of potential rising interest rates on its variable-rate financing facilities. The Company follows an investment policy to hedge at least 75% of its variable-rate debt with interest rate protection agreements. Interest rate caps provide protection to the Company to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case the Company would receive payments based on the difference between the index and the cap. These payments would serve to reduce the interest payments due under the variable-rate financing facilities. As of December 31, 2001, the remaining term for the Company's interest rate protection agreement was approximately 15 months with a strike price of 5.25%, and one-month LIBOR was 1.87%. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes 7 and 8 to the Notes to Consolidated Financial Statements for a further discussion of the Company's variable-rate secured financing facilities and its interest rate protection agreement. The Company has not hedged against interest rate risks, including increases in interest rate spreads and increases in Treasury rates, which adversely affect the value of its CMBS.

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

     In May 1998, the Company completed its second resecuritization of Subordinated CMBS ("CBO-2") with a combined face value of approximately $1.8 billion involving 75 individual securities collateralized by 19 mortgage securitization pools and three of the retained securities from CBO-1. In CBO-2, the Company sold, in private transactions, securities with an aggregate face amount of $673 million and retained securities with a face amount of approximately $1.1 billion. CBO-2 generated net excess borrowing capacity of approximately $160 million primarily as a result of a higher overall weighted average credit rating for the new CMBS, as compared to the weighted average credit rating on the related CMBS collateral.

     As of December 31, 2001, the Company's total debt was approximately $1.0 billion, of which approximately 60% was fixed-rate, match-funded, non-recourse debt and approximately 40% was variable-rate or fixed-rate debt that was not match-funded. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes 5 and 7 to the Notes to Consolidated Financial Statements for further information regarding the Company's resecuritizations and variable-rate secured financings.

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

     Also prior to the Petition Date, the Company had originated over $900 million in aggregate principal amount of loans. In June 1998, the Company securitized approximately $496 million of the commercial mortgage loans originated or acquired through a mortgage loan conduit program with Citicorp Real Estate, Inc. ("Citibank") and, through CRIIMI MAE CMBS Corp., issued Commercial Mortgage Loan Trust Certificates, Series 1998-1

("CMO-IV"). In CMO-IV, CRIIMI MAE sold $397 million face amount of fixed-rate, investment grade CMBS. The Company originally intended to sell all of the investment grade tranches of CMO-IV; however, two investment grade tranches were not sold until 1999. CRIIMI MAE had call rights on each of the issued securities and therefore had not surrendered control of the bonds, thus requiring the transaction to be accounted for as a financing of the mortgage loans collateralizing the investment grade CMBS sold in the securitization. The Company sold its remaining interest in CMO-IV in November 2000. See
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Financial Condition, Liquidity and Capital Resources" and Note 5 to the Notes to Consolidated Financial Statements for additional information regarding this securitization, including the 1999 sales of the two remaining investment grade tranches, the sale of the Company's interest in CMO-IV and certain financial and accounting effects of such sales.

     At the time it filed for protection under Chapter 11, the Company had a second mortgage loan conduit program with Citicorp Real Estate, Inc. (the "Citibank Program") and a loan conduit program with Prudential Securities Incorporated and Prudential Securities Credit Corporation (collectively, "Prudential") (the "Prudential Program").

     The Citibank Program provided for CRIIMI MAE to pay to Citibank the face value of the loans originated through the Program, which were funded by Citibank and not otherwise securitized, plus or minus any hedging loss or gain, on December 31, 1998. To secure this obligation, CRIIMI MAE was required to deposit a portion of the principal amount of each originated loan in a reserve account. On April 5, 1999, the Bankruptcy Court entered a Stipulation and Consent Order (the "Order"), negotiated by the Company and Citibank. The negotiations were in response to a letter Citibank sent to the Company on the Petition Date alleging that the Company was in default under the Citibank Program and that it was terminating the Citibank Program. The Order provided that Citibank would, with CRIIMI MAE's cooperation, sell the loans originated under the Citibank Program pursuant to certain specified terms and conditions. On August 5, 1999, all but three of the commercial loans originated under the Citibank Program were sold at a loss to the Company. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

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

Underwriting Procedures

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

Servicing

     CRIIMI MAE conducts its mortgage loan servicing operations through CMSLP. CMSLP was formed under a limited partnership agreement in which CM Management was the sole limited partner and CRIIMI MAE Services, Inc. ("CMSI") was the sole general partner. As of December 31, 2000, the limited partnership interest and the general partnership interest in CMSLP were 73% and 27%, respectively. Effective July 2001, CRIIMI MAE, which had previously accounted for CMSLP under the equity method, acquired voting control of CMSLP and is now accounting for this subsidiary on a consolidated basis. CMSLP's assets, liabilities, revenues and expenses are labeled as "servicing" on the Company's consolidated financial statements.

     Although CMSLP did not file for protection under Chapter 11, it and the bonds it serviced were under a high degree of scrutiny from servicing rating agencies because of CMSLP's relationship with CRIIMI MAE. In order to allay rating agency concerns stemming from CRIIMI MAE's Chapter 11 filing, in November 1998 CRIIMI MAE designated ORIX as special servicer on CMBS securitizations totaling approximately $29 billion, subject to certain requirements contained in the respective servicing agreements. CMSLP continued to perform special servicing as sub-servicer for ORIX on all but four of these securitizations. In conjunction with the Company's emergence from Chapter 11, CMSLP was redesignated as special servicer on the Company's remaining CMBS securitizations effective August 27, 2001.

     On October 8, 2001, Standard & Poor's ("S&P") affirmed its "average" overall mortgage servicing rankings for CMSLP and, in its report, S&P ranked CMSLP's outlook as "positive" as a commercial loan servicer, commercial master servicer and commercial special servicer. On October 24, 2001, Fitch issued two ratings upgrades and one ratings affirmation for CMSLP. Fitch upgraded CMSLP's special servicer rating to "CSS2+" and upgraded the servicer rating to "CPS2". Fitch's reasons for the primary servicer upgrade include CMSLP's "continued attention to improving technology and the experienced, well-tenured servicing team." In addition, CMSLP's master servicer rating of "CMS3" was affirmed.

     On December 17, 2001, CMSLP announced its intention to sell all of its rights and obligations under its CMBS master and primary servicing contracts because the contracts were not profitable, given the relatively small volume of master and primary CMBS servicing that CMSLP was performing. In connection with this determination, 34 employees were terminated. A restructuring charge of approximately $438,000 was recorded during the fourth quarter of 2001 to account for employee severance costs, noncancellable lease costs, and other costs related to the restructuring. All rights and obligations under these servicing contracts were sold in February 2002. CMSLP received approximately $11.3 million in cash, which included reimbursement of advances. This is expected to result in a gain on sale of approximately $4.3 million, subject to adjustment for certain post-closing contingencies, in the second quarter of 2002. In addition, CMSLP may receive up to an additional $0.9 million from the sale in the third quarter of 2002, which would be reflected as an additional gain on sale, following the completion of a post-closing contingency period. See Note 3 to Notes to the Consolidated Financial Statements.

     CMSLP's principal servicing activities are described below. For a summary and discussion of the financial results of CMSLP, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Note 3 to Notes to the Consolidated Financial Statements.

     Special Servicing

     A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When acquiring Subordinated CMBS, CRIIMI MAE typically required that it retain the right to appoint the special servicer for the related mortgage pools. When serving as special servicer of a CMBS pool, CMSLP has the authority to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. CRIIMI MAE believes that because it owns the first loss unrated or lowest rated bond of all but one CMBS, CMSLP has an incentive to quickly resolve any loan workouts. As of December 31, 2001, CMSLP was designated as the special servicer for 3,459 commercial mortgage loans, representing an aggregate principal amount of approximately $19 billion, or 91% of its servicing portfolio. See "The Portfolio-CMBS and Other MBS" and
Note 5 to the Notes to Consolidated Financial Statements regarding mortgage loans included in the special servicing portfolio.

     As of December 31, 2001, CMSLP had a special servicer rating of "average" from S&P and "CSS2+" from Fitch.

     Loan Management

     In certain cases, CMSLP acts as loan manager and monitors the ongoing performance of properties securing the mortgage loans underlying its
Subordinated CMBS portfolio by continuously reviewing the property level operating data and regular site inspections. For approximately half of these loans, CMSLP performs these duties on a contractual basis; for the remaining loans, as part of its routine asset monitoring process, it reviews the analyses performed by other servicers. This allows CMSLP to identify and resolve potential issues that could result in losses. As of December 31, 2001, CMSLP served as contractual loan manager for 1,739 commercial mortgage loans representing an aggregate principal amount of approximately $8.1 billion. As of December 31, 2001, CMSLP reviewed analyses performed by other servicers for 1,585 commercial mortgage loans, representing an aggregate principal amount of $10.4 billion.

     Master Servicing

     A master servicer typically provides administrative and reporting services to the trustee with respect to a particular issuance of CMBS or other securitized pools of mortgages. Mortgage loans underlying securitized pools generally are serviced by a number of primary servicers. Under most master servicing arrangements, the primary servicers retain primary responsibility for administering the mortgage loans and the master servicer acts as an intermediary in overseeing the work of the primary servicers, monitoring their compliance with the standards of the issuer of the related CMBS and consolidating the servicers' respective periodic accounting reports for transmission to the trustee. As master servicer, CMSLP was usually paid a fee and earned float income on the deposits held. As of December 31, 2001, CMSLP remained master servicer on one CMBS portfolio representing commercial mortgage loans with an aggregate principal amount of approximately $711 million. As discussed above, in February 2002, CMSLP sold all rights and obligations under its CMBS master and primary servicing contracts.

     Direct (or Primary) Servicing

     Direct (or primary) servicers typically perform certain functions for the master servicer. Direct serviced loans are those loans for which CMSLP collected loan payments directly from the borrower (including tax and insurance escrows and replacement reserves). The loan payments are remitted to the master servicer for the loan (which may be the same entity as the direct servicer), usually on a fixed date each month. The direct servicer is usually paid a fee to perform these services, and is eligible to earn float income on the deposits held. As of December 31, 2001, CMSLP was designated direct servicer for approximately 280 commercial mortgage loans, representing an aggregate principal amount of approximately $1.4 billion. This number of loans excludes loans that were both direct and master serviced by CMSLP, which are included in the master servicing figure above. As discussed above, in February 2002, CMSLP sold all rights and obligations under its CMBS master and primary servicing contracts.

Employees

     As of March 1, 2002, the Company had 112 employees, 75 of which are employed by CMSLP.

The Portfolio

     CMBS and Other MBS

     As of December 31, 2001, the Company owned, for purposes of generally accepted accounting principles ("GAAP"), CMBS rated from A+ to CCC and unrated with a total fair value amount of approximately $824 million

(representing   approximately  63%  of  the  Company's  total  consolidated assets), an aggregate amortized cost of approximately $822 million, and an aggregate face amount of approximately $1.6 billion. Such CMBS represent investments in CBO-1, CBO-2 and Nomura Asset Securities Corp. Series 1998-D6 ("Nomura"). The weighted average pass through rate of these CMBS as of December 31, 2001 was 6.3% and the weighted average life was 13 years.

     The Company's unrated bonds from CBO-1, CBO-2 and Nomura, respectively, experienced cumulative principal write-downs due to realized losses related to certain underlying mortgage loans, from inception through December 31, 2001, of approximately $4.5 million, $9.5 million and $0.2 million, respectively. Of the $19.3 billion and $20.2 billion, respectively, of underlying mortgage loans as of December 31, 2001 and 2000, $791.7 million and $310.6 million, respectively, were included in special servicing. For additional information regarding the Company's CMBS portfolio and the performance of the underlying mortgage loans, refer to "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Note 5 to Notes to Consolidated Financial Statements.

     In addition to the CMBS discussed above, the Company owns $8.5 million of Other MBS, which are held for trading purposes, as of December 31, 2001 (see also "REIT Status/Net Operating Loss for Tax Purposes").

     Servicing Portfolio

     As discussed under the heading "Servicing", CMSLP conducts mortgage loan servicing operations. As of December 31, 2001 and 2000, CMSLP was performing certain servicing functions on commercial mortgage loans of $19.3 billion and $20.2 billion, respectively. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a discussion of the servicing operations.

     Insured Mortgage Securities

     As of December 31, 2001 and 2000, the Company had $343.1 million and $385.8 million at fair value (representing approximately 26% and 25%, respectively, of the Company's total consolidated assets) and $351.0 million and $390.8 million at amortized cost, respectively, invested in mortgage securities, consisting of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, as well as Freddie Mac participation certificates that are collateralized by GNMA Mortgage-Backed Securities. As of December 31, 2001, 87% were GNMA Mortgage-Backed Securities (including certificates that collateralize Freddie Mac participation certificates) and approximately 13% of CRIIMI MAE's investment in mortgage securities were FHA-Insured Certificates. See Notes 3 and 6 to the Notes to Consolidated Financial Statements for further discussion.

     Equity Investments

     As of December 31, 2001 and 2000, the Company had approximately $9.3 million and $33.8 million, respectively, in investments accounted for under the equity method of accounting. Included in equity investments as of December 31, 2000 are (a) the general partnership interests (2.9% to 4.9% ownership interests) in American Insured Mortgage Investors, American Insured Mortgage Investors-Series 85, L.P., American Insured Mortgage Investors L.P.-Series 86 and American Insured Mortgage Investors L.P.-Series 88 (collectively the "AIM Funds"), owned by CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, (b) a 20% limited partnership interest in the adviser to the AIM Funds, 50% of which is owned by CRIIMI MAE and 50% of which is owned by CM Management, (c) CRIIMI MAE's interest in CRIIMI MAE Services, Inc., and (d) CRIIMI MAE's interest in CMSLP. Effective July 2001, CRIIMI MAE, which had previously accounted for CMSLP under the equity method, acquired voting control of CMSLP and began accounting for this subsidiary on a consolidated basis. CMSLP's assets, liabilities, revenues and expenses are labeled as "servicing" on the Company's Consolidated Financial Statements. See Note 3 to the Notes to Consolidated Financial Statements for further discussion.

     Real Estate Owned ("REO")

     As of December 31, 2001 and 2000, the Company had approximately $8.3 million and $0, respectively, of real estate being held for investment. This real estate consists of a shopping center in Orlando, Florida. See "Other

Income" and "Summary of Other Assets" in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a further discussion of this REO.

Certain Risk Factors

     In addition to the risk factors set forth below, please see those set forth in "BUSINESS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     Substantial Indebtedness; Leverage

     The Company is highly leveraged. As of December 31, 2001, the Company's total consolidated indebtedness was $1.0 billion (of which $408 million was recourse debt to the Company). As of December 31, 2001, the Company's shareholders' equity was approximately $261 million. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Consolidated Financial Statements of the Company and the accompanying notes thereto. Virtually all cash flows relating to existing assets are, and are currently expected to be, used to satisfy principal, interest and fee obligations under the New Debt, and to pay general and administrative and other operating expenses of the Company.

     Although there can be no assurance, the Company believes that it will have sufficient cash resources to pay interest, scheduled principal and any other required payments on the New Debt through the remainder of 2002. The Company's ability to meet its debt service obligations through the remainder of 2002 will depend on a number of factors, including management's ability to maintain cash flow (which is impacted by, among other things, the credit performance of the underlying mortgage loans) and to generate capital internally from operating and investing activities and expected reductions in REIT distribution requirements to stockholders due to expected net operating losses for tax purposes, in each case consistent with the terms of the New Debt. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". There can be no assurance that targeted levels of cash flow will actually be achieved, that reductions in REIT distribution requirements will be realized, or that, if required, new capital will be available to the Company. The Company's ability to maintain or increase cash flow and access new capital will depend upon, among other things, interest rates, prevailing economic conditions and other factors, many of which are beyond the control of the Company.

     The Company's high level of debt limits its ability to obtain additional capital, significantly reduces cash flow available for other activities, restricts the Company's ability to react quickly to changes in its business, limits its ability to hedge its assets and liabilities, and makes the Company more vulnerable to economic downturns. In addition, the documents evidencing the New Debt impose significant operating and financial restrictions on the Company. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes 1 and 7 to the Notes to Consolidated Financial Statements.

     Additionally, there can be no assurance that the Company will be able to refinance all or any portion of the New Debt at or prior to maturity on terms favorable to it, or on any terms at all.

     Borrowing Risks

     Substantially all of the Company's borrowings, including the New Debt, are, and are expected to continue to be, in the form of collateralized borrowings. The Variable-Rate Secured Borrowing is collateralized by first, second or third priority direct or indirect (in connection with an affiliate reorganization discussed in Note 7 to Notes to Consolidated Financial Statements) liens and security interests on or in substantially all of the Company's assets (although the Variable-Rate Secured Borrowing is not collateralized by certain miscellaneous assets which, in addition to the collateral that secures the Variable-Rate Secured Borrowing, collateralizes the balance of the New Debt), and is subject to a number of terms, conditions and restrictions including, without limitation, scheduled principal and interest payments, accelerated principal payments, restrictions and requirements with respect to the collection, management, use and application of funds. Certain events, including, without limitation, the failure to satisfy certain payment obligations will result in further restrictions on the ability of the Company to take certain actions. The balance of the New Debt, represented by the Series A Senior Secured Notes and Series B Senior Secured Notes (collectively the "Senior Secured Notes"), is collateralized by first, second or third priority direct or indirect liens or security interests on or in substantially all of the Company's assets (although in some cases with respect to certain miscellaneous assets, the lien and security interest is only on or in proceeds of such assets), and is subject to a number of terms, conditions and restrictions including, without limitation, scheduled principal and interest payments, and restrictions and requirements with respect to the use of funds. The Company has exceeded certain loss threshold amounts under the operative documents related to the Variable-Rate Secured Borrowing and the Senior Secured Notes, which has resulted in certain additional restrictions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     A limited portion of the Company's borrowings in the future, if CMBS acquisitions are resumed, may be, in the form of collateralized, short-term floating-rate secured borrowings. The amount borrowed under such agreements is typically based on the market value of the CMBS pledged to secure specific borrowings. Under adverse market conditions, the value of pledged CMBS would decline, and lenders could initiate margin calls (in which case the Company could be required to post additional collateral or to reduce the amount borrowed to restore the ratio of the amount of the borrowing to the value of the collateral). The Company may be required to sell CMBS to reduce the amount borrowed. If these sales were made at prices lower than the carrying value of the CMBS, the Company would experience losses. CRIIMI MAE Inc. is currently prohibited from acquiring CMBS rated "B" or lower or unrated under certain documents evidencing the New Debt.

     A default by the Company under its collateralized borrowings could result in a liquidation of the collateral. If the Company is forced to liquidate CMBS that qualify as qualified real estate assets (under the REIT Provisions of the Internal Revenue Code) to repay borrowings, there can be no assurance that it will be able to maintain compliance with the REIT Provisions of the Internal Revenue Code regarding asset and source of income requirements. The liquidation of Subordinated CMBS could also result in the loss of the Company's Investment Company Act exclusion. See "Investment Company Act."

     Limited Protection from Hedging Transactions

     To minimize the risk of interest rate increases on interest expense as it relates to its variable-rate debt, the Company follows a policy to hedge at least 75% of the principal amount of its variable-rate debt with interest rate protection agreements in order to provide a ceiling on the amount of interest expense payable by the Company. As of December 31, 2001, approximately 77% of the Company's Variable-Rate Secured Borrowing was hedged with an interest rate protection agreement that partially limits the impact of rising interest rates above a certain defined threshold, or strike price. When this interest rate protection agreement expires, the Company will have increased interest rate risk unless it is able to enter into replacement interest rate protection agreements. As of December 31, 2001, the remaining term for the interest rate protection agreement was approximately 15 months with a strike price of 5.25%. As of December 31, 2001, one-month LIBOR was 1.87%. There can be no assurance that the Company will be able to maintain interest rate protection agreements to meet its hedge policy on satisfactory terms or to adequately protect against rising interest rates on the Company's variable-rate debt. During 2001, 2000 and 1999, the Company did not hedge against interest rate risks, including increases in interest rate spreads and increases in Treasury rates, which adversely affect the value of its CMBS. Moreover, hedging involves risk and typically involves costs, including transaction costs. Such costs increase dramatically as the period covered by the hedging increases and during periods of rising and volatile interest rates.

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

     The Company's Subordinated CMBS can change in value due to a number of economic factors. These factors include changes in the underlying real estate, fluctuations in Treasury rates, and supply/demand mismatches which are reflected in CMBS pricing spreads. For instance, changes in the credit quality of the properties securing the underlying mortgage loans can result in interest payment shortfalls, to the extent there are mortgage payment delinquencies, and principal losses, to the extent that there are payment defaults and the amounts are not fully recovered. These losses may result in a permanent decline in the value of the CMBS, and the losses may change the Company's anticipated yield to maturity if the losses are in excess of those previously estimated. CMBS are priced at a spread above the current Treasury security with a maturity that most closely matches the CMBS' weighted average life. The value of CMBS can be affected by changes in Treasury rates, as well as changes in the spread between such CMBS and the Treasury security with a comparable maturity. For example, the spread to Treasury of a CMBS may have increased from 400 basis points to 500 basis points. If the Treasury security with a comparable maturity had a constant yield of 5% then, in this example, the yield on the CMBS would have changed from 9% to 10% and, accordingly, the value of such CMBS would have declined. Generally, increases and decreases in both Treasury rates or spreads will result in temporary changes in the value of the Subordinated CMBS assuming that the Company has the ability and intent to hold its CMBS investments until maturity. However, such temporary changes in the value of Subordinated CMBS become permanent changes realized through the income statement when the Company no longer intends or fails to have the ability to hold such Subordinated CMBS to maturity or expected credit losses are greater than originally anticipated. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations for 2001 versus 2000 (Impairment on CMBS); Results of Operations for 2000 versus 1999 (Impairment on CMBS), and Financial Condition, Liquidity and Capital Resources (Summary of Subordinated CMBS)" and
Note 5 to Notes to Consolidated Financial Statements.

     The Company has historically been unable to obtain financing at the time of acquisition that matches the maturity of the related investments, resulting in a periodic need to obtain short-term financing secured by certain of the Company's CMBS. The inability to refinance this short-term floating-rate financing with long-term fixed-rate financing or a decline in the value of the collateral securing such short-term floating-rate indebtedness could result in a situation where the Company is required to sell CMBS or provide additional collateral, which could have, and has had, an adverse effect on the Company and its financial position and results of operations. The Company's ability to borrow amounts in the future may be impacted by, among other things, the credit performance of the underlying pools of commercial mortgage loans and other factors affecting the Subordinated CMBS that it owns, and restrictions under the operative agreements evidencing the New Debt.

     Limited Liquidity of Subordinated CMBS Market

     There is currently no active secondary trading market for Subordinated CMBS. This limited liquidity results in uncertainty in the valuation of the Company's portfolio of Subordinated CMBS. In addition, even if the market for Subordinated CMBS recovers to spring 1998 levels, the liquidity of such market has historically been limited; and furthermore, during adverse market conditions the liquidity of such market has been severely limited, which would impair the amount the Company could realize if it were required to sell a portion of its Subordinated CMBS.

     Possible Effects of Terrorist Attacks, Economic Slowdown and/or Recession on Losses and Defaults

     The economic slowdown, recession and terrorist attacks have been factors contributing to defaults on and may continue to increase the risk of further defaults on commercial mortgage loans and correspondingly increase losses and the risk of further losses on the Subordinated CMBS backed by such loans. Such factors may continue to negatively impact the values of commercial real estate securing the mortgage loans, weakening collateral coverage and increasing the possibility of defaults and losses in the event of defaults, and the demand for commercial real estate securing the mortgage loans. See Note 5 to the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the performance of the underlying commercial loans.

     Failure to Manage Mismatch Between Long-Term Assets and Short-Term Funding

     The Company's operating results will depend in large part on differences between the income from its CMBS and its borrowing costs. If the Company resumes the acquisition of Subordinated CMBS, the Company intends to fund a significant portion of its CMBS with borrowings having interest rates (i.e., borrowing rates) that reset more frequently, usually monthly or quarterly. If interest rates rise, borrowing rates (and borrowing costs) of the Company are expected to rise more quickly than coupon rates (and investment income) on the Company's CMBS. This would decrease both the Company's net income, potentially resulting in a net loss, and the mark-to-market value of the Company's net assets, and would be expected to decrease the market price of the Company's common stock and to slow future acquisitions of assets. Although the Company intends to invest primarily in fixed-rate CMBS, the Company also may own adjustable rate CMBS. The coupon rates of adjustable rate CMBS normally fluctuate with reference to specific rate indices. The Company may fund these adjustable rate CMBS with borrowings having borrowing rates which reset monthly or quarterly. To the extent that there is a difference between (i) the interest rate index used to determine the coupon rate of the adjustable rate CMBS (asset index) and (ii) the interest rate index used to determine the borrowing rate for the Company's related financing (borrowing index), the Company will bear a "basis" interest rate risk. Typically, if the borrowing index rises more than the asset index, the net income of the Company would be decreased all other things being constant. Additionally, the Company's adjustable rate CMBS may be subject to periodic rate adjustment limitations and periodic and lifetime rate caps which limit the amount that the coupon rate can change during any given period. No assurance can be given as to the amount or timing of changes in interest rates or their effect on the Company's CMBS, their valuation or income derived therefrom. During periods of changing interest rates, coupon rate and borrowing rate mismatches could negatively impact the Company's net income, distributions and the market price of the common stock. CRIIMI MAE Inc. is currently prohibited from acquiring CMBS rated "B" or lower or unrated under certain documents evidencing the New Debt.

     Risks Associated with Trader Election and Limitation of Net Operating Losses for Tax Purposes

     On March 15, 2000, the Company determined to elect mark-to-market treatment as a securities trader effective January 1, 2000. As a result of the election, the Company recognized a mark-to-market tax loss on its Trading Assets, on January 1, 2000 of approximately $478 million (the "January 2000 Loss"). See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - REIT Status/Net Operating Loss for Tax Purposes" for further discussion, including a definition of Trading Assets. There is no assurance that the Company's position with respect to its election as a trader in securities will not be challenged by the IRS, and, if challenged, will be defended successfully by the Company. As such, there is a risk that the January 2000 Loss will be limited or disallowed, resulting in higher tax basis income and a corresponding increase in REIT distribution requirements. It is possible that the amount of any under-distribution for a taxable year could be corrected with a "deficiency dividend" as defined in Internal Revenue Code Section 860, however, interest may also be due to the Internal Revenue Service on the amount of this under-distribution.

     If CRIIMI MAE is required to make taxable income distributions to its shareholders to satisfy required REIT distributions, all or a substantial portion of these distributions, if any, are currently expected to be in the form of non-cash dividends. There is no assurance that such non-cash dividends would satisfy the REIT distribution requirements and, as such, the Company could lose its REIT status or may not be able to satisfy its obligations under the operative documents evidencing the New Debt.

     For the year 2000 and subsequent years, taxable income (loss) is, and will likely be different from the net income (loss) as calculated according to GAAP as a result of, among other things, differing treatment of the unrealized gains and losses on securities transactions as well as other timing differences. For the Company's tax purposes, unrealized gains (losses) on Trading Assets will be recognized at the end of the year and will be aggregated with operating gains (losses) to produce total taxable income (loss) for the year.

     The election to be treated as a trader will result in net operating losses that generally may be carried forward for 20 years. The Company's future use of net operating losses for tax purposes (collectively, the "NOLs") could be substantially limited in the event of an "ownership change" as defined under
Section 382 of the Internal Revenue Code. As a result of these limitations imposed by Section 382 of the Internal Revenue Code, in the event of an ownership change, the Company's ability to use its NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards cannot be fully utilized under these limitations within the carryforward periods, the NOL carry forwards would expire unutilized. Accordingly, after any ownership change, the Company's ability to use its NOLs to reduce or offset taxable income would be substantially limited or not available under Section 382. In general, a company reaches the "ownership change" threshold if the "5% shareholders" increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of market value of the company's capital stock.

     The Company is not aware of any acquisition of shares of the Company's capital stock that has created an "ownership change" under Section 382, but believes that it may be close to approaching the 50% threshold for an "ownership change" under Section 382. The Company is concerned that future acquisitions of common stock, preferred stock or a combination of both by an existing "5% shareholder" or a new "5% shareholder" could cause an "ownership change". If an "ownership change" occurs, the Company's ability to use its NOLs to reduce or offset its taxable income would be substantially limited or not available under
Section 382 of the Internal Revenue Code on a prospective basis. The Company would then have REIT distribution requirements based upon its taxable income at the beginning of the year such ownership change occurs. As stated above, any such distributions are expected to be in the form of non-cash taxable dividends.

     Currently, the Company does not know of any acquisition of shares of its capital stock that would create an "ownership change" of its common stock under
Section 382 of the Internal Revenue Code. The Company has adopted a shareholder rights plan to deter an ownership change within the meaning of Section 382 of the Internal Revenue Code, however there can be no assurance that an ownership change will not occur. See "MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS" for a discussion of a recently adopted shareholder rights plan.

     Effect of Rate Compression on Market Price of Stock

     The Company's actual earnings performance as well as the market's perception of the Company's ability to achieve earnings growth may affect the market price of the Company's common stock. In the Company's case, the level of earnings (or losses) depends to a significant extent upon the width and direction of the spread between the net yield received by the Company on its income-earning assets (principally, the long term, fixed-rate assets comprising its CMBS portfolio) and its variable-rate cost of borrowing. In periods of narrowing or compressing spreads, the resulting pressure on the Company's earnings may adversely affect the market value of its common stock. Spread compression can occur in high or low interest rate environments and typically results when net yield on the long term assets adjusts less frequently than the current rate on debt used to finance their purchase. For example, if the Company relies on short term, variable-rate borrowings to finance the purchase of long term fixed-rate CMBS assets, the Company may experience rate compression, and a resulting diminution of earnings, if the interest rate on the debt increases while the coupon and yield measure for the financed CMBS remain constant. In such an event, the market price of the common stock may decline to reflect the actual or perceived decrease in value of the Company resulting from the spread compression.

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

     Results  of  Operations  Adversely  Affected  by Factors  Beyond  Company's
Control

     The Company's results of operations can be adversely affected by various factors, many of which are beyond the control of the Company, and will depend on, among other things, the level of net interest income generated by, and the market value of, the Company's CMBS portfolio. The Company's net interest income and results of operations will vary primarily as a result of fluctuations in interest rates, CMBS pricing, and borrowing costs. The Company's results of operations also will depend upon the Company's ability to protect against the adverse effects of such fluctuations as well as credit risks. Interest rates, credit risks, borrowing costs and credit losses depend upon the nature and terms of the CMBS, conditions in financial markets, the fiscal and monetary policies of the U.S. government, effects of terrorism, international economic and financial conditions and competition, none of which can be predicted with any certainty. Because changes in interest rates may significantly affect the Company's CMBS and other assets, the operating results of the Company will depend, in large part, upon the ability of the Company to manage its interest rate and credit risks effectively while maintaining its status as a REIT. See "BUSINESS-Risk Factors-Limited Protection from Hedging Transactions" for further discussion.

     While the Company may resume more significant Subordinated CMBS acquisitions and, possibly, its mortgage origination and securitization programs at some time in the future based on the Company's ability to access capital, prevailing industry conditions and the general business climate, and subject to applicable restrictions contained in financing agreements (including the operative documents evidencing the New Debt), there can be no assurance of such resumption. All decisions concerning resumption of business activities will be made by the Board of Directors of the Company, as determined to be in the best interests of the Company. Consequently, there can be no certainty as to the business decisions that will be made by the Board of Directors of the Company. Failure to resume Subordinated CMBS acquisitions, mortgage originations and/or securitizations could adversely impact the Company's results of operations. CRIIMI MAE Inc. is currently prohibited from acquiring CMBS rated "B" or lower or unrated under certain documents evidencing the New Debt.

     Competition

     If the Company resumes the acquisition of Subordinated CMBS, the Company would compete with mortgage REITs, specialty finance companies, banks, hedge funds, investment banking firms, other lenders, and other entities purchasing Subordinated CMBS. Many of these competitors may have greater access to capital and other resources (or the ability to obtain capital at a lower cost) and may have other advantages over the Company.

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

     CRIIMI MAE Inc. is currently prohibited from acquiring CMBS rated "B" or lower or unrated under certain documents evidencing the New Debt.

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

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that all of its government insured mortgage securities constitute Qualifying Interests with the exception of one such security which constitutes an Other Real Estate Interest. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests.
On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of December 31, 2001, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

     If the SEC or its staff were to take a different position with respect to whether such Subordinated CMBS constitute Qualifying Interests, the Company could, among other things, be required either (i) to change the manner in which it conducts its operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on the Company. If the Company were required to change the manner in which it conducts its business, it would likely have to dispose of a significant portion of its Subordinated CMBS or acquire significant additional assets that are Qualifying Interests. Alternatively, if the Company were required to register as an investment company, it expects that its operating expenses would significantly increase and that the Company would have to reduce significantly its indebtedness, which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms, or at all. There are restrictions under certain of the operative documents evidencing the New Debt which could limit possible actions the Company may take in response to any need to modify its business plan in order to register as an investment company or avoid the need to register. Certain dispositions or acquisitions of assets could require approval or consent of certain holders of the New Debt. Any such results could have a material adverse effect on the Company.

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

     Pending Litigation

     See "LEGAL PROCEEDINGS" for a description of material litigation.

     Risk of New York Stock Exchange Delisting

     The Company recently implemented a one-for-ten reverse stock split designed, in part, to satisfy the New York Stock Exchange ("NYSE") market price listing requirement. There can be no assurance that such market price listing requirement or that all other NYSE listing requirements will continue to be met.

     Taxable Mortgage Pool Risks

     An entity that constitutes a "taxable mortgage pool" as defined in the Internal Revenue Code ("TMP") is treated as a separate corporate level taxpayer for federal income tax purposes. In general, for an entity to be treated as a TMP (i) substantially all of the assets must consist of debt obligations and a majority of those debt obligations must consist of mortgages; (ii) the entity must have more than one class of debt securities outstanding with separate maturities, and (iii) the payments on the debt securities must bear a relationship to the payments received from the mortgages. As of December 31, 2001, the Company owned all of the equity interests in two trusts that constitute TMPs (CBO-1 and CBO-2, collectively the "Trusts"). See "BUSINESS-Resecuritizations" and Note 5 to the Notes to Consolidated Financial Statements for descriptions of CBO-1 and CBO-2. The statutory provisions and regulations governing the tax treatment of TMPs (the "TMP Rules") provide an exemption for TMPs that constitute "qualified REIT subsidiaries" (that is, entities whose equity interests are wholly owned by a REIT or a qualified REIT subsidiary). As a result of this exemption and the fact that as of December 31, 2001 the Company owned all of the equity interests in each Trust, the Trusts, as of December 31, 2001, were not required to pay a separate corporate level tax on income they derive from their underlying mortgage assets.

     As of December 31, 2001, the Company also owned certain securities structured as bonds (the "Bonds") issued by each of the Trusts. As of December 31, 2001, certain of the Bonds owned by the Company served as collateral (the "Pledged Bonds") for the New Debt. If the creditors holding the Pledged Bonds were to seize or sell this collateral (unless seized by or sold to a REIT or a qualified REIT subsidiary) and the Pledged Bonds were deemed to constitute equity interests (rather than debt) in the Trusts, then the Trusts would no longer qualify for the exemption under the TMP Rules provided for qualified REIT subsidiaries. The Trusts would then be required to pay a corporate level federal income tax. As a result, available funds from the underlying mortgage assets that would ordinarily be used by the Trusts to make payments on certain securities issued by the Trusts (including the equity interests and the Pledged Bonds) would instead be applied to tax payments. Since the equity interests and Bonds owned by the Company are the most subordinated securities and, therefore, would absorb payment shortfalls first, the loss of the exemption under the TMP rules could have a material adverse effect on their value and the payments received thereon.

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

     On the Effective Date of the Reorganization Plan, the Company effected an affiliate reorganization in order to indirectly secure the New Debt with the equity interests in CBO-1 and CBO-2. Pursuant to the affiliate reorganization, CRIIMI MAE Inc. formed a new REIT subsidiary ("CBO REIT"), all shares of which were initially issued to CRIIMI MAE Inc., pledged the previously Pledged Bonds and all outstanding shares of two qualified REIT subsidiaries (which own the equity interests in CBO-1 and CBO-2) (the "QRS Shares") to secure the New Debt, pledged the shares held by CRIIMI MAE in CBO REIT (the "REIT Shares") to secure the New Debt represented by the two new series of secured notes, contributed the Pledged Bonds and the QRS Shares to CBO REIT, and transferred the REIT Shares, in a repurchase transaction, to an affiliate of Merrill, as agent for affiliates of Merrill and GACC. Subject to the terms of the documents evidencing the New Debt, CRIIMI MAE Inc. has retained the right to exercise all voting and other corporate rights and powers of ownership with respect to the REIT Shares. CRIIMI MAE believes that the taxable mortgage pool risks set forth above remain applicable as of the Effective Date with respect to CBO REIT, which owns all equity interests in the Trusts (through its ownership of the two qualified REIT subsidiaries referenced above) and the Pledged Bonds; provided, however, that the risks referenced in the two immediately preceding paragraphs should only apply if the creditors were to seize or sell collateral which constituted or represented only a portion of the equity interests in a Trust.

     REIT Status and Other Tax Matters

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - REIT Status/Net Operating Loss for Tax Purposes" for a discussion of REIT status and other tax matters.

Executive Officers

     The following table sets forth information concerning the executive officers of the Company as of February 28, 2002:


Name                                        Age                  Position
William B. Dockser                          64                   Chairman of the Board

H. William Willoughby                       55                   President, Secretary and Director

David B. Iannarone                          41                   Executive Vice President

Cynthia O. Azzara                           42                   Senior Vice President,
                                                                   Chief Financial Officer and
                                                                   Treasurer

Brian L. Hanson                             40                   Senior Vice President


     William B. Dockser has served as Chairman of the Board of CRIIMI MAE since 1989. Mr. Dockser is also the founder of C.R.I., Inc. ("CRI"), serving as its Chairman of the Board since 1974.

     H. William Willoughby has served as President of CRIIMI MAE since 1990 and a Director and Secretary of CRIIMI MAE since 1989. Mr. Willoughby has been a director of CRI since 1974, Secretary of CRI from 1974 to 1990 and President of CRI since 1990.

     David B. Iannarone has served as Executive Vice President of CRIIMI MAE since December 2000; as Senior Vice President and General Counsel of CRIIMI MAE from March 1998 to December 2000; and as Vice President and General Counsel of CRIIMI MAE from July 1996 to March 1998.

     Cynthia O. Azzara has served as Chief Financial Officer of CRIIMI MAE since 1994. She has also served as Senior Vice President of CRIIMI MAE since 1995 and Treasurer of CRIIMI MAE since 1997.

     Brian L. Hanson has served as Senior Vice President of CRIIMI MAE since March 1998; Group Vice President of CRIIMI MAE from March 1996 to March 1998.

ITEM 2.  PROPERTIES

     CRIIMI MAE leases its corporate offices at 11200 Rockville Pike, Rockville, Maryland. As of December 31, 2001, these offices occupy approximately 67,600 square feet. As of February 28, 2002, approximately 5,100 square feet of this office space was sublet to third parties.

ITEM 3.  LEGAL PROCEEDINGS

Bankruptcy Proceedings and Other Litigation

     The Company emerged from Chapter 11 on April 17, 2001, at which date all material litigation matters existing subsequent to the Petition Date had been settled or resolved except for the First Union litigation referenced below.

     First Union

     First Union and the Company entered into a settlement agreement dated as of February 6, 2002 (the "Settlement Agreement"). On March 5, 2002, the Bankruptcy Court entered an order approving the Settlement Agreement. The Settlement Agreement became effective on March 20, 2002 (the "Settlement Effective Date"). The dispute concerned whether First Union was a secured or unsecured creditor in connection with certain credit and custodian agreements between CRIIMI MAE and First Union. First Union's claim amount was approximately $18.6 million.

     On the Settlement Effective Date, a previously issued Series A Senior Secured Note having a December 31, 2001 face amount of $7,484,650 and previously issued Series B Senior Secured Notes having a December 31, 2001 aggregate face amount of $4,809,273 (collectively, the "Notes") were released from escrow to First Union. On the Settlement Effective Date, First Union sold the Notes to ORIX. The proceeds from the sale of the Notes, combined with the escrowed cash, resulted in total proceeds of approximately $18.8 million. CRIIMI MAE retained the approximate $238,000 of cash in excess of the First Union claim amount of $18.6 million. In addition, approximately $22,938,260 of the Company's restricted cash became unrestricted.

     Reference is made to the Settlement Agreement, previously filed with the Bankruptcy Court (and with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K filed on February 13, 2002), for a more detailed description of the terms and conditions of the Settlement Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II


ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON STOCK AND RELATED  STOCKHOLDER
MATTERS

Market Data

     CRIIMI MAE's common stock is listed on the New York Stock Exchange  (symbol
CMM). On October 17, 2001, the Company implemented a one-for-ten reverse stock split designed, in part, to satisfy the New York Stock Exchange ("NYSE") market price listing requirement. There can be no assurance that such market price listing requirement or that all other NYSE requirements will continue to be met. All share and per share information in this Annual Report on Form 10-K has been retroactively adjusted to reflect the reverse stock split. Share information adjustments include, without limitation, adjustments to the number of common shares issued and outstanding, issued as dividends on and upon conversion of shares of preferred stock and issuable under outstanding options.

     As of February 28, 2002, there were approximately 2,500 holders of record of the Company's common stock. The following table sets forth the high and low closing sales prices for CRIIMI MAE's common stock during the periods indicated.

                                            2001                                2000
                               --------------------------------    -------------------------------
                                         Sales Price                       Sales Price
                               --------------------------------    -------------------------------

     Quarter Ended                 High               Low              High               Low
     ----------------------    --------------    --------------    --------------     ------------
     March 31                          $9.00             $6.90            $16.25           $10.00
     June 30                            7.90              5.70             18.75            12.50
     September 30                       7.00              3.90             18.13            13.13
     December 31                        4.25              2.53             17.50             6.10


     The terms of the New Debt significantly restrict the amount of cash dividends that can be paid to shareholders. One such restriction provides that any cash dividends required to maintain REIT status (assuming the Company has the cash to make such distributions and that it is permitted to make such distributions under the terms of the New Debt) would be paid first to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. Another such restriction provides that if realized losses (as defined in the New Debt documents, and including appraisal reduction amounts on properties underlying the CMBS) on CMBS exceed certain thresholds, then the Company is prohibited from paying cash dividends to its shareholders, except as required to maintain REIT status with any such cash dividends to be paid in accordance with the terms set forth in the preceding sentence. As of December 31, 2001, the Company had exceeded the loss threshold amounts under the applicable operative documents evidencing the New Debt. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for further discussion of the restrictions resulting from exceeding the loss threshold amounts. No cash dividends were paid to common shareholders during 2001 or 2000. During 2001, dividends were paid to preferred shareholders in the form of shares of common stock. During 2000 and 1999, dividends were paid to common shareholders in the form of shares of preferred stock. See Notes 10 and 11 to Notes to Consolidated Financial Statements for a detailed discussion of the non-cash dividends that were paid to common and preferred shareholders and changes in the conversion price for one of the Company's series of preferred stock.

     On December 3, 2001, the Company's Board of Directors decided to defer the payment of dividends on CRIIMI MAE's Series B Cumulative Convertible Preferred Stock, Series E Cumulative Convertible Preferred Stock, Series F Redeemable Cumulative Dividend Preferred Stock, and Series G Redeemable Cumulative Dividend Preferred Stock for the fourth quarter of 2001. In connection with the redemption of the Series E Preferred Stock on March 21, 2002, the Board declared dividends on shares of Series B Preferred Stock, Series F Preferred Stock and

Series G Preferred Stock for the fourth quarter of 2001 and the first quarter of 2002, such dividends payable in shares of common stock. For further information on the redemption of the Series E Preferred Stock and the dividend declarations, see "BUSINESS - The Reorganization Plan" and Note 11 to Notes to Consolidated Financial Statements.

Shareholder Rights Plan

     On January 23, 2002, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") to preserve the Company's net operating losses for tax purposes. As discussed in "Risk Factors - Risk Associated with Trader Election and Limitation of Net Operating Losses for Tax Purposes", "Management's Discussion and Analysis of Financial Condition and Results of Operations - REIT Status/Net Operating Loss for Tax Purposes", and Note 1 to Notes to Consolidated Financial Statements, the Company's future use of its NOLs could be substantially limited in the event of an "ownership change" within the meaning of Section 382 of the Internal Revenue Code. The Rights Plan is designed to deter an "ownership change" within the meaning of Section 382 of the Internal Revenue Code by discouraging any person or group from acquiring five percent or more of the Company's outstanding common shares.

     Under the Rights Plan, one right was distributed for each share of the Company's common stock to shareholders of record as of February 4, 2002. The rights trade with the underlying shares of CRIIMI MAE common stock. The rights will become exercisable if a person or group acquires beneficial ownership of 5% of CRIIMI MAE's outstanding common stock or announces a tender offer for 5% or more of the common stock (an "Acquiring Person"). An Acquiring Person also includes a person or group that held 5% or more of the common stock as of January 23, 2002, and that acquires additional common shares. An exception could be made if the transaction is approved by CRIIMI MAE's board of directors.

     If the rights become exercisable, each right will entitle its holder to purchase one one-thousandth of a share of a new series of the Company's preferred stock at an exercise price of $23 per share. If a person or group becomes an Acquiring Person in a transaction that has not been approved by the board of directors, then each right, other than those owned by the Acquiring Person, would entitle the holder to purchase $46.00 worth of CRIIMI MAE common stock for the $23.00 exercise price.

     The Company generally will be entitled to redeem the rights at $0.001 per right. The rights will expire 10 years after the date of issuance. However, the Board of Directors may amend the Rights Plan to provide that the rights will expire at an earlier date. The Rights Plan was filed with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K on January 25, 2002.

Other Stockholder Matters

     For adjustments to the conversion price for the Series B Preferred Stock, see Note 11 to Notes to Consolidated Financial Statements.

     For  information  pertaining  to the  exchange  of  Series  C and  Series D
Preferred Stock for Series E Preferred Stock, see Note 11 to Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

Accounting Under Accounting Principles Generally Accepted in the United States

                                                                          For the years ended December 31,
                                                              2001         2000          1999          1998         1997
                                                           -----------  -----------  -------------  -----------  -----------
                                                                      (in thousands, except per share amounts)
Statement of Income Data:

   Interest income                                           $134,376     $195,251       $222,323     $207,307     $129,095

   Interest and related expense                                97,788      139,366        151,337      136,268       77,919
                                                           -----------  -----------  -------------  -----------  -----------
   Net interest margin                                         36,588       55,885         70,986       71,039       51,176
                                                           -----------  -----------  -------------  -----------  -----------
   General and administrative expenses                        (11,548)     (11,301)       (12,049)     (14,623)      (9,610)
   Amortization of assets acquired in the Merger               (2,878)      (2,878)        (2,878)      (2,878)      (2,878)
   Other, net                                                   3,071        2,940          5,555        5,475       19,953
   Equity in (losses) earnings from investments                (1,632)       1,512         (1,243)       2,618        3,612
   Servicing income                                             6,886            -              -            -            -
   Servicing expenses                                          (8,019)           -              -            -            -
   Impairment on CMBS                                         (34,655)    (143,478)             -            -            -
   Reorganization items                                        (1,813)     (66,073)      (178,900)      (9,857)
   Emergence loan origination fee                              (3,937)           -              -            -            -
   Unrealized loss on warehouse obligation                          -            -         (8,000)     (30,378)           -
   Realized loss on reverse repurchase obligation                   -            -              -       (4,503)           -
   Gain on sale of CBO-2                                            -            -              -       28,800            -
   Write-off of capitalized origination costs                       -            -              -       (3,284)           -
                                                           -----------  -----------  -------------  -----------  -----------
                                                              (54,525)    (219,278)      (197,515)     (28,630)      11,077
                                                           -----------  -----------  -------------  -----------  -----------
   Net (loss) income before minority interest                 (17,937)    (163,393)      (126,529)      42,409       62,253

   Minority interest in net income of consolidated subsidiary       -            -              -          (40)      (8,065)
                                                           -----------  -----------  -------------  -----------  -----------

   Net (loss) income before extraordinary item and before
       cumulative effect of changes in accounting principles  (17,937)    (163,393)      (126,529)      42,369       54,188

   Extraordinary item-gain on debt extinguishment                   -       14,809              -            -            -

   Cumulative effect of adoption of SFAS 133                     (135)           -              -            -            -

   Cumulative effect of change in accounting principle
       related to servicing revenue                             1,995            -              -            -            -
                                                           -----------  -----------  -------------  -----------  -----------
   Net (loss) income before dividends accrued
            or paid on preferred shares                       (16,077)    (148,584)      (126,529)      42,369       54,188

   Dividends accrued or paid on preferred shares               (8,146)      (6,912)        (5,840)      (6,998)      (6,473)
                                                           -----------  -----------  -------------  -----------  -----------
   Net (loss) income to common shareholders                  $(24,223)   $(155,496)    $ (132,369)    $ 35,371     $ 47,715
                                                           ===========  ===========  =============  ===========  ===========

   Net (loss) income available to common shareholders per common share:
       Basic - before extraordinary item and cumulative
               effect of changes in accounting principles    $  (2.35)    $ (27.40)    $   (24.51)    $   7.48      $ 12.90
                                                           ===========  ===========  =============  ===========  ===========

       Basic - after extraordinary item and cumulative effect of
               changes in accounting principles              $  (2.18)    $ (25.02)    $   (24.51)    $   7.48      $ 12.90
                                                           ===========  ===========  =============  ===========  ===========

   Weighted average shares outstanding                         11,088        6,214          5,400        4,728        3,699
                                                           ===========  ===========  =============  ===========  ===========

   Pro forma disclosures for change in accounting for servicing revenue:
   Pro forma net (loss) income to common shareholders
           before extraordinary item and cumulative
           effect of changes in accounting principles        $(26,083)   $(169,925)    $ (131,836)    $ 35,850     $ 48,216
                                                           ===========  ===========  =============  ===========  ===========
   Pro forma basic (loss) earnings per share - before
           extraordinary item and cumulative effect of
           changes in accounting principles                  $  (2.35)    $ (27.34)    $   (24.41)      $ 7.58      $ 13.03
                                                           ===========  ===========  =============  ===========  ===========
   Pro forma net (loss) income to common shareholders        $(26,218)   $(155,116)    $ (131,836)    $ 35,850     $ 48,216
                                                           ===========  ===========  =============  ===========  ===========
   Pro forma basic (loss) earnings per share                 $  (2.36)    $ (24.96)    $   (24.41)    $   7.58      $ 13.03
                                                           ===========  ===========  =============  ===========  ===========


                                                                              As of December 31,
                                                  2001            2000            1999            1998            1997
                                              --------------  --------------  --------------  --------------  --------------
                                                                               (in thousands)
Balance Sheet Data:
  Mortgage Assets:
   Subordinated CMBS and Other MBS                $ 832,682       $ 856,846     $ 1,179,363     $ 1,274,186     $ 1,114,480
   Insured mortgage securities                      343,091         385,751         394,857         488,095         605,114
   Investment in originated loans                         -               -         470,205         499,076               -
  Restricted and unrestricted cash                   48,998         202,416          91,547          24,180           2,109
  Total assets                                    1,315,004       1,557,840       2,293,661       2,437,918       1,873,305
  Debt:
   Total recourse debt                              407,637         558,585         925,704       1,125,036         718,507
   Total nonrecourse debt                           616,715         645,170       1,056,646         960,686         696,425
  Total liabilities                               1,053,959       1,289,582       2,074,313       2,130,041       1,427,392
  Shareholders' equity                              261,045         268,258         219,349         307,877         444,981


     The selected consolidated statement of income data presented above for the years ended December 31, 2001, 2000 and 1999, and the selected consolidated balance sheet data as of December 31, 2001 and 2000, were derived from, and are qualified by, reference to CRIIMI MAE's consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended December 31, 1998 and 1997, and the selected consolidated balance sheet data as of December 31, 1999, 1998 and 1997, were derived from audited financial statements not included as part of this Annual Report on Form 10-K. This data should be read in conjunction with the consolidated financial statements and the notes thereto.

Tax Basis Accounting

                                                                       For the years ended December 31,
                                                      2001         2000         1999         1998         1997
                                                   -----------  -----------  -----------  -----------  -----------
                                                                  (in thousands, except per share amounts)
   Interest income                                  $ 187,079    $ 246,576    $ 278,450    $ 248,598    $ 135,508

   Interest and related expense                       135,470      171,282      186,766      161,860       79,574
                                                   -----------  -----------  -----------  -----------  -----------
   Net interest margin                                 51,609       75,294       91,684       86,738       55,934
                                                   -----------  -----------  -----------  -----------  -----------
   Other operating and administrative expenses        (11,803)     (11,648)     (12,117)     (14,445)      (9,464)
   Other, net                                           6,460        2,415        3,024        4,238        2,152
   Equity in earnings from investments                    244        2,980        1,577        8,031        4,104
   Reorganization items                               (10,159)     (35,604)     (12,950)      (4,819)           -
   Emergence loan origination fee                        (937)           -            -            -            -
   Net capital gains                                      224          572        3,276        1,746        7,815
   Credit losses                                       (4,370)      (1,287)        (621)           -            -
   January 2000 Loss recognized                      (119,542)    (119,600)           -            -            -
   Mark-to-market loss on trading assets as of
        04/17/01                                       (8,573)           -            -            -            -
   Mark-to-market (loss) gain on trading assets          (135)      49,933            -            -            -
   Dividends accrued or paid on preferred shares       (8,145)      (6,912)      (5,840)      (6,998)      (6,473)
   Dividends not deductible due to net operating loss   8,145        6,912            -            -            -
   Loss on warehouse obligation                             -            -      (36,328)           -            -
   Realized loss on reverse repurchase obligation           -            -            -       (4,503)           -
   Write-off of capitalized origination costs               -            -            -       (3,284)           -
   Loss on sale of trading assets                           -      (12,607)           -            -            -
                                                   -----------  -----------  -----------  -----------  -----------
   (Net operating loss)/Taxable income               $(96,982)    $(49,552)    $ 31,705     $ 66,704     $ 54,068
                                                   ===========  ===========  ===========  ===========  ===========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

     The following discussion and analysis contains statements that may be considered forward-looking. These statements contain a number of risks and uncertainties as discussed herein and in Item 1 of this Form 10-K that could cause actual results to differ materially.

     All information set forth in this Annual Report on Form 10-K has been retroactively adjusted to reflect a one-for-ten reverse stock split effected on October 17, 2001.

Results of Operations

2001 versus 2000

     Financial  statement  net loss to common  shareholders  for the years ended
December 31, 2001 and 2000 was $(24.2) million and $(155.5) million, respectively. Net loss to common shareholders for the year ended December 31, 2001 includes $34.7 million in non-cash accounting impairment charges related to certain of the Company's Subordinated CMBS, reorganization expenses of $1.8 million, a one-time emergence financing origination fee expense of $3.9 million related to the Company's emergence from Chapter 11 in April 2001, a $0.1 million charge related to the adoption of Statement of Financial Accounting Standard No. 133, and $2.0 million of revenue related to a change in accounting principle for servicing revenue. Excluding the impairment charges, reorganization expenses, loss emergence financing fee and the changes in accounting principles, pro forma net income to common shareholders would have been $14.3 million for the year ended December 31, 2001, representing net earnings from the Company's retained mortgage assets, as discussed more fully below.

     The primary factors resulting in the net loss for the year ended December 31, 2000 were the recognition of a non-cash accounting impairment charge of $143.5 million related to certain of the Company's retained Subordinated CMBS and expenses related to the Company's Reorganization Plan and the sale of certain mortgage assets during 2000, as discussed below.

     Interest Income - Subordinated CMBS

     Income from Subordinated CMBS decreased by approximately $31.5 million, or 23%, to $105.5 million during 2001 as compared to $137.1 million during 2000. This overall decrease in interest income was primarily the result of the sale of certain CMBS during 2000 as part of the Company's Reorganization Plan.

     Generally accepted accounting principles ("GAAP") require that interest income earned on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the Subordinated CMBS. Based upon the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the weighted average anticipated unleveraged yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of January 1, 2001 was approximately 12.4%, as compared to the anticipated weighted average yield used to recognize income from April 1, 2000 to December 31, 2000 of 11.1% and 10.1% from December 31, 1999 through March 31, 2000. These yields were determined based on the anticipated yield over the expected life of the Subordinated CMBS, which considers, among other things, anticipated losses and any other than temporary impairment. The effective interest method of recognizing interest income on Subordinated CMBS results in income recognition that differs from cash received. For the years ended December 31, 2001 and 2000, the amount of income recognized in excess of cash received due to the effective interest rate method was approximately $10.2 million and $15.2 million, respectively.

     The U.S. economy began to slow during the latter part of 2000. Accordingly, the Company began to see the impact of the slowing U.S. economy through increased defaults on mortgage loans underlying its CMBS portfolio. This trend continued during 2001, and as of December 31, 2001, approximately 4.1% of the mortgage loans underlying the Company's CMBS portfolio were in default. This compares to 1.5% as of December 31, 2000.

     Primarily as a result of the continued slowing U.S. economy and recession during 2001, which were exacerbated by the terrorist attacks on September 11, 2001 and subsequent terrorist actions and threats, the Company recognized a $3.9 million non-cash accounting impairment charge related to certain CMBS as of September 30, 2001 due to a change in estimates of expected losses. In addition, the Company recognized an additional non-cash impairment charge related to certain CMBS of $30.8 million as of December 31, 2001. As a result of the combined severity of the 2001 economic and terrorist events, the underlying mortgage loans have had a greater than previously anticipated number of monetary defaults. These were primarily defaults related to mortgage loans on hotel properties. Additionally, recent appraisal amounts on properties underlying certain defaulted loans were significantly lower than previously anticipated, thereby increasing the estimated principal loss on the commercial loans. As a result of the change in expected future cash flows, expected future credit losses and the recognition of impairment, the Company revised its anticipated yields as of October 1, 2001 and again as of January 1, 2002. The revised weighted average yield of 12.4% will be used to recognize interest income prospectively, beginning January 1, 2002.

     Interest Income - Insured Mortgage Securities

     Interest income from insured mortgage securities decreased by approximately $1.8 million or 6% to $28.9 million for 2001 from $30.7 million for 2000. This decrease was principally due to the prepayment of nine mortgage securities and the assignment to HUD of two mortgage securities held by CRIIMI MAE and its wholly owned subsidiaries for net proceeds aggregating approximately $35.2 million during the year ended 2001. These prepayments represented approximately 9% of the total insured mortgage portfolio.

     Interest Income - Originated Loans

     Interest income from originated loans decreased to $0 for 2001 as compared to $27.5 million for 2000. Interest income from originated loans was derived from originated loans included in the CMO-IV securitization, a securitization of $496 million face value of conduit loans in June 1998. The decrease was due to the sale of the Company's interest in CMO-IV in November 2000, which eliminated interest income for 2001 versus 2000.

     Interest Expense

     Total interest expense decreased by approximately $41.6 million or 30% to approximately $97.8 million for 2001 from approximately $139.4 million for 2000. This decrease was primarily attributable to the sale of the Company's interest in CMO-IV and certain CMBS during 2000 and the reduction of the related debt. These decreases were partially offset by higher rates of interest incurred subsequent to April 17, 2001 on the Company's New Debt and the amortization of the related extension fees on the New Debt under the effective interest method beginning in April 2001, as compared to the interest rates incurred during 2000 on the recourse debt existing prior to emergence from Chapter 11.

     The overall weighted average effective interest rate on the New Debt was 11.1% for the period April 17, 2001 to December 31, 2001; the weighted average coupon rate on the New Debt was 8.9% for the period April 17 to December 31, 2001. The difference in the New Debt's weighted average effective interest rate and the New Debt's weighted average coupon (pay) rate primarily relates to the amortization of estimated extension fees and the accrued interest related to the 7% per annum, accreting interest on the Series B Secured Notes, both of which are included in the weighted average effective interest rate, but not included in the weighted average coupon (pay) rate.

     The weighted average effective and coupon interest rates on the recourse debt was 7.8% for the year ended December 31, 2000.

     General and Administrative Expenses

     General and administrative expenses increased slightly to $11.5 million for 2001 as compared to $11.3 million for 2000 primarily due to an increase in professional fees, partially offset by lower employment costs due to fewer employees and no CMO-IV mortgage servicing fees in 2001.

     Amortization of Assets Acquired in the Merger

     Amortization of assets acquired in the Merger was $2.9 million in 2001 and 2000. In June of 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142, among other things, prohibits the amortization of existing goodwill and establishes a new method of testing goodwill for impairment. FAS 142 became effective for the Company on January 1, 2002. Effective upon adoption on January 1, 2002, the Company wrote off $9.8 million of goodwill and other intangible assets, and recorded a resulting one time, non-cash impairment charge of approximately $9.8 million for this change in accounting principle. In addition, this change in accounting principle will reduce the Company's annual amortization expense related to such assets by approximately $2.8 million.

     Equity in (Losses) Income from Investments/CMSLP Operations

     Beginning July 1, 2001, CRIIMI MAE began accounting for CMSLP on a consolidated basis as opposed to accounting for CMSLP using the equity method. This change in accounting method was a result of a reorganization in which the partnership interests of CMSLP are now held by two wholly-owned and controlled taxable REIT subsidiaries ("TRSs") of CRIIMI MAE. Prior to July 1, 2001, CRIIMI MAE accounted for CMSLP under the equity method as the Company did not control the voting common stock of the general partner of CMSLP. CMSLP's assets, liabilities, revenues and expenses are labeled as "servicing" on the Company's consolidated financial statements.

     The following information summarizes the financial statement presentation of the Company's Equity in (Losses) Income from Investments and the consolidated results of operations of CMSLP:

                                                               Year ended December 31,
                      Description                            2001               2000
                      -----------                        -------------     --------------
Equity in (Losses) Income from Investments (as presented
on income statements):
  The AIM Funds - net equity in income                    $   647,096         $   701,403

  CMSLP/CMSI - net equity in (losses) income               (2,279,138) (b)        810,602
                                                         -------------      -------------
Total Equity in (Losses) Income from Investments         $ (1,632,042) (a)    $ 1,512,005 (a)
                                                         =============      =============


(a) Total Equity in (Losses) Income from Investments for the years ended December 31, 2001 and 2000 include CRIIMI MAE's net equity from the AIM Funds during these periods, and include net equity from CMSLP/CRIIMI MAE Services, Inc. ("CMSI") for six of the twelve months (January - June) in the year ended December 31, 2001 (since CMSLP's operations are consolidated into CRIIMI MAE effective July 1, 2001) and for the full year ended December 31, 2000. On a comparative basis, the net equity from the AIM Funds decreased primarily due to a reduction in the AIM Funds' mortgage assets.

The net equity in income of $810,602 from CMSLP/CMSI for 2000 compares to the aggregate of the net equity in losses from CMSLP/CMSI of $(2,279,138) for 2001 and the net loss from CMSLP of $(1,133,741) for the six months ended December 31, 2001 (as summarized below). CMSLP/CMSI's aggregate net loss of $(3,412,879) during 2001 includes amortization, depreciation and impairment of $3.4 million in 2001 as compared to $2.9 million in 2000. CMSLP's total revenues decreased by approximately $2.0 million, or 13.5%, to $12.7 million in 2001 compared to $14.7 million in 2000, primarily due to lower interest income and assumption fees resulting from low current interest rates and the decrease in mortgage loans serviced. General and administrative expenses were $12.2 million and $11.3 million in 2001 and 2000, respectively. The increase was due primarily to an increase in information technology expenses. In addition, 2001 includes restructuring expenses of $0.4 million related to CMSLP's sale of its rights and obligations under its master and primary servicing contracts.

(b) Includes $474,850 of special servicing fee revenue recognized on a current basis and included in Equity from Investments.

                                                                 Year ended December 31,
                      Description                               2001                 2000
                      -----------                         ----------------     --------------
CMSLP's results of operations (reflected in consolidated
income statements effective July 1, 2001):

  Servicing revenue                                         $   6,886,057 (c)       N/A
  Servicing general and administrative expenses                (5,882,889)          N/A
  Servicing amortization, depreciation and impairment          (1,699,186)          N/A
  Servicing restructuring expense                                (437,723)          N/A
                                                         -----------------     -------------
Net loss from CMSLP                                         $  (1,133,741)         $ --
                                                         =================     =============


(c) Includes $681,709 of special servicing fee revenue recognized on a current basis and reflected in consolidated income statements.

     On December 17, 2001, CMSLP announced its intention to sell all of its rights and obligations under its CMBS master and primary servicing contracts because the contracts were not profitable, given the relatively small volume of master and primary CMBS servicing that CMSLP was performing. In connection with this determination, 34 employees were terminated. A restructuring charge of approximately $438,000 was recorded during the fourth quarter of 2001 to account for employee severance costs, noncancellable lease costs, and other costs related to the restructuring. All rights and obligations under these servicing contracts were sold in February 2002. CMSLP received approximately $11.3 million in cash, which included reimbursement of advances. This is expected to result in a gain on sale of approximately $4.3 million, subject to adjustment for certain post-closing contingencies, in the second quarter of 2002. In addition, CMSLP may receive up to an additional $0.9 million from the sale in the third quarter of 2002, which would be reflected as an additional gain on sale, following the completion of a post-closing contingency period. See Note 3 to Notes to the Consolidated Financial Statements.

     Other Income

     Other income decreased by approximately $0.7 million or 15% to $4.2 million during 2001 as compared to $4.9 million during 2000. This decrease was partially attributable to lower interest rates earned on fewer temporary investments. Also included in other income is approximately $43,700 in realized gains related to the Company's trading of other MBS.

     In October 2001, a wholly-owned subsidiary of CRIIMI MAE acquired certain partnership interests in a partnership that was the obligor on a mezzanine loan payable to CRIIMI MAE in exchange for curing a default on the first mortgage loan through a cash payment of approximately $276,000. This partnership and another wholly-owned subsidiary of CRIIMI MAE own 100% of the partnership interests in the partnership which is the obligor on the first mortgage loan. The first mortgage loan is secured by a shopping center in Orlando, Florida. As a result of this acquisition, the Company, through certain of its wholly-owned subsidiaries, owns 100% of the partnership interests in the partnership which owns the real estate ("REO") and is consolidating its accounts as of October 1, 2001. At the date of acquisition, the Company adjusted the book values of the assets acquired and the assumed mortgage payable to fair value. The discount on the debt of $1.7 million will be amortized into interest expense over the life of the mortgage, or approximately 6.5 years. During the period October 1 through December 31, 2001, the Company recognized a net loss of approximately $266,000 from the operations of REO, which includes approximately $166,000 of interest expense. The remainder of the net loss of approximately $100,000 is included in other income, net, in the consolidated statement of income. The property is also projected to have a net loss of approximately $0.9 million in 2002, which will be included in the Company's consolidated statement of income. The Company hopes to reposition and stabilize this property and then sell it when the Company believes that it can sell it at a price that more accurately reflects its value, although there can be no assurance the Company will be able to do so. Currently the Company expects that it will hold the property for more than one year.

     Net (Losses) Gains on Mortgage Security and Originated Loan Dispositions

     During 2001, net losses on mortgage security dispositions were approximately $(42,000) as a result of nine prepayments and two assignments to HUD of mortgage securities held by certain of CRIIMI MAE's subsidiaries, or approximately 9% of its related portfolio. There were no gains or losses on originated loan dispositions in 2001 since the Company's originated loans were sold in 2000. During 2000, net gains on mortgage security and originated loan dispositions were approximately $524,000, which was comprised of net gains on mortgage security dispositions of approximately $280,000 and net gains on originated loan dispositions of $244,000. During 2000, there were six prepayments of mortgage securities and two prepayments of originated loans. For any year, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period. The proceeds realized from the disposition of mortgage assets are based on the net coupon rates of the specific mortgages disposed of in relation to prevailing long-term interest rates at the date of disposition.

     Impairment on CMBS

     As of September 30, 2001, the Company revised its overall expected loss estimate related to its CMBS portfolio from $298 million to $307 million. As of December 31, 2001, the Company again revised its overall expected loss estimate related to its CMBS portfolio from $307 million to $335 million over the life of the CMBS. These revisions to loss estimates were primarily the result of the continued slowing U.S. economy and recession, which were exacerbated by the terrorist attacks on September 11, 2001 and subsequent terrorist actions and threats. As previously discussed, principally as a result of the slowing economy and terrorist actions and threats, the underlying mortgage loans have had a greater than previously anticipated number of monetary defaults. Additionally, recent appraisal amounts on properties underlying certain defaulted loans have been significantly lower than previously anticipated, thereby increasing the estimated principal loss on the commercial loans. At February 28, 2002, and December 31, 2001, $902 million and $792 million, respectively, or 4.8% and 4.1%, respectively, in mortgage loans underlying the Company's CMBS portfolio were in default. As of December 31, 2000, $311 million, or 1.5%, in mortgage loans underlying the Company's CMBS portfolio were in default. As the Company determined that there had been an adverse change in expected future cash flows, the Company believed certain of the CMBS had been impaired under EITF 99-20 and Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") as of September 30, 2001 and December 31, 2001. As the fair value of the impaired CMBS was approximately $3.9 million and $30.8 million below the amortized cost as of September 30, 2001 and December 31, 2001, respectively, the Company recorded other than temporary, non-cash impairment charges through the income statement of these amounts during the third and fourth quarters of 2001 (see also Summary of Subordinated CMBS, which follows). The aggregate non-cash accounting impairment charges of $34.7 million in 2001 compare to a non-cash impairment charge of $143.5 million in the fourth quarter of 2000 related to the Company's CMBS portfolio.

     These impairment charges do not reflect actual cash losses as of September 30, 2001 or December 31, 2001. There can be no assurance that the Company's revised estimate of expected losses will not be exceeded as a result of additional or continuing adverse events or circumstances, such as a continuing economic slowdown or recession.

     Hedging Loss and Cumulative Effect of Adoption of FAS 133

     During the year ended December 31, 2001, the Company recognized a mark-to-market loss through earnings of approximately $1.1 million on its interest rate cap and a $135,000 loss through earnings due to the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). See Note 3 of the Notes to Consolidated Financial Statements for further discussion of FAS 133. The fair value of the interest rate cap has decreased significantly due to a decline in interest rates since the cap was purchased in April 2001. The cap is set at a one-month London Interbank Offered Rate ("LIBOR") rate of 5.25%. As of December 31, 2001, the one-month LIBOR rate was 1.87%.

     Litigation Expense

     During 2000, the Company recorded a $2.5 million expense based on the settlement of the Capital Company of America, LLC ("CCA") Chapter 11 claim related to a letter of intent in 1998 for the purchase of subordinated CMBS. No such expense was recorded during 2001.

     Reorganization Items

     During 2001 and 2000, the Company recorded reorganization items due to the Chapter 11 filings of CRIIMI MAE, CM Management and Holdings II, as follows:


 Reorganization Items                                        2001                     2000
 --------------------                                  -----------------       -------------------
 Short-term interest income                              $ 2,491,311              $ 6,850,362
 Professional fees                                        (3,870,185)              (9,317,772)
 Employee Retention Program                                       --                 (851,948)
 Other                                                      (800,875)              (1,136,319)
 Excise tax accrued                                               --                 (495,000)
                                                       -----------------       -------------------
     Subtotal                                             (2,179,749)              (4,950,677)
 Impairment on CMBS regarding Reorganization (2)                  --              (15,832,817)
 Net recovery (loss) on real estate owned (1)                366,529                 (924,283)
 Net gain on sale of CMBS                                         --                1,481,029
 Loss on originated loans                                         --              (45,845,712)
                                                       ----------------        -------------------
 Total Reorganization Expense, net                      $ (1,813,220)           $ (66,072,460)
                                                       ================        ===================


(1) The Company recognized impairment on its investment in real estate owned in 2000. This asset was sold in July 2000.

(2) The Company recognized impairment on the CMBS subject to the sales of select CMBS (the "CMBS Sale") in 2000. The final bonds subject to the CMBS Sale were sold in November 2000.

     Emergence Financing Origination Fee

     In connection with the emergence from Chapter 11, in April 2001 the Company paid a one-time, emergence financing origination fee of approximately $3.9 million related to its new Variable-Rate Secured Borrowing. GAAP requires such fee to be expensed immediately.

     Cumulative effect of change in accounting principle

     As discussed below, the cumulative effect of the change in accounting principle of $2.0 million related to servicing revenue is reflected as of January 1, 2001 as an adjustment to net income and therefore is reflected in the year ended December 31, 2001 net income.

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

     The Company is required to reflect this change in accounting principle as a cumulative catch-up as of January 1, 2001. As of January 1, 2001 CMSLP had approximately $2.0 million in deferred revenue related to the special servicing fee revenue. As a result, this amount was recorded in income and is reflected as a cumulative change in accounting principle for the year ended December 31, 2001. The results of operations for the year ended

December 31, 2001 reflect the recognition of special servicing fee revenue on a current basis. As previously discussed, prior to July 1, 2001, CMSLP was accounted for using the equity method and, as a result, the impact of the new accounting principle (except for the cumulative catch-up) is reflected in equity in (losses) income from investments for the six months ended June 30, 2001 and on a consolidated basis for the six months ended December 31, 2001. The proforma net income disclosures on the income statement and proforma EPS disclosures in
Note 12 of the Notes to Consolidated Financial Statements related to this change in accounting principle reflect what the Company's net income and EPS would have been had this new accounting principle been applied to those periods presented. Net income would have been $2.8 million less for the year ended December 31, 2001 had this new accounting principle not been adopted.

REIT Status/Net Operating Loss for Tax Purposes

     REIT Status. CRIIMI MAE is required to meet income, asset, ownership and distribution tests to maintain its REIT status. The Company believes that it has satisfied the REIT requirements for all years through and including 2001, although there can be no assurance. There can also be no assurance that CRIIMI MAE will maintain its REIT status for 2002 or subsequent years. If the Company fails to maintain its REIT status for any taxable year, it will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, the Company may have insufficient funds to pay any such tax and also may be unable to comply with its obligations under the New Debt.

     The Company and two of its subsidiaries incorporated in 2001 have jointly elected to treat such two subsidiaries as TRSs effective January 1, 2001. The TRSs allow the Company to earn non-qualifying REIT income while maintaining REIT status. For tax and other reasons, a reorganization of CMSLP was effected such that the partnership interests of CMSLP are held by these two subsidiaries.

     The Company's 2001 and 2000 Net Operating Loss for Tax Purposes/Shareholder Rights Plan

     During 2001 and 2000, the Company traded in both short and longer duration fixed income securities, including non-investment grade and investment grade CMBS and investment grade residential mortgage backed securities (such securities traded and all other securities of the type described constituting the "Trading Assets" to the extent owned by CRIIMI MAE Inc. or any qualified REIT subsidiary, meaning generally any wholly-owned subsidiary that is not a taxable REIT subsidiary), which, for financial reporting purposes, are classified as Subordinated CMBS and Other MBS on the balance sheet. The Company seeks maximum total return through short term trading, consistent with prudent investment management. Returns from such activities include capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, and other arbitrage opportunities.

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

     As a result of its trader election, CRIIMI MAE recognized a mark-to-market tax loss in its income tax return on its Trading Assets on January 1, 2000 of approximately $478 million (the "January 2000 Loss"). This loss is not recorded on the GAAP financial statements. Such loss is expected to be recognized evenly for tax purposes over four years beginning with the year 2000 (i.e., approximately $120 million per year). The Company expects such loss to be ordinary. Additionally, as a result of its trader election, the Company is required to mark-to-market its Trading Assets on a tax basis at the end of each tax year. Any increase or decrease in the value of the Trading Assets as a result of the year-end mark-to-market requirement will generally result in either a tax gain (if an increase in value) or a tax loss (if a decrease in value). Such tax gains or losses, as well as any realized gains or losses from the disposition of Trading Assets during each year, are also expected to be ordinary gains or losses. Assets transferred to CBO REIT, Inc., a REIT subsidiary of the Company formed as part of the Company's Reorganization Plan, are no longer required to be marked-to-market on a tax basis since CBO REIT is not a trader in securities for tax purposes. As a result, the mark-to-market of such assets ceased as of April 17, 2001.

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

     The Company generated a net operating loss for tax purposes of approximately $(96.9) million and $(49.6) million for the year ended December 31, 2001 and 2000, respectively. As such, the Company's taxable income was reduced to zero and, accordingly, the Company's REIT distribution requirements were eliminated for 2001 and 2000. As of December 31, 2001 the Company's accumulated and unused net operating loss ("NOL") was $(146.5) million, as further discussed below.

     Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back because CRIIMI MAE is a REIT. If a Trading Asset is marked down because of an increase in interest rates, rather than from credit losses, such mark-to-market losses may be recovered over time through taxable income. Any recovered mark-to-market losses will generally be recognized as taxable income, although there is expected to be no corresponding increase in cash flow.

     There is no assurance that the Company's position with respect to its election as a trader in securities will not be challenged by the IRS, and, if challenged, will be defended successfully by the Company. As such, there is a risk that the January 2000 Loss will be limited or disallowed, resulting in higher tax basis income and a corresponding increase in REIT distribution requirements. It is possible that the amount of any under-distribution for a taxable year could be corrected with a "deficiency dividend" as defined in
Section 860 of the Internal Revenue Code, however, interest may also be due to the Internal Revenue Service on the amount of this under-distribution.

     If CRIIMI MAE is required to make taxable income distributions to its shareholders to satisfy required REIT distributions, all or a substantial portion of these distributions, if any, are currently expected to be in the form of non-cash dividends. There is no assurance that such non-cash dividends would satisfy the REIT distribution requirements and, as such, the Company could lose its REIT status or may not be able to satisfy its obligations under the operative documents evidencing the New Debt.

     The Company's future use of NOLs for tax purposes could be substantially limited in the event of an "ownership change" as defined under Section 382 of the Internal Revenue Code. As a result of these limitations imposed by Section 382 of the Internal Revenue Code, in the event of an ownership change, the Company's ability to use its NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards cannot be fully utilized under these limitations within the carryforward periods, the NOL carry forwards would expire unutilized. Accordingly, after any ownership change, the Company's ability to use its NOLs to reduce or offset taxable income would be substantially limited or not available under Section 382. In general, a company reaches the "ownership change" threshold if the "5% shareholders" increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of the company's capital stock.

     The Company is not aware of any acquisition of shares of the Company's capital stock that has created an "ownership change" under Section 382, but believes that it may be close to approaching the 50% threshold for an "ownership change" under Section 382. The Company is concerned that future acquisitions of common stock, preferred stock or a combination of both by an existing "5% shareholder" or a new "5% shareholder" could cause an

"ownership  change." If an "ownership change" occurs, the Company's ability to use its NOLs to reduce or offset its taxable income would be substantially limited or not available under Section 382 of the Internal Revenue Code on a prospective basis. This would mean the Company would have REIT distribution requirements based upon its taxable income. As stated above, any such distributions are expected to be in the form of non-cash taxable dividends.

     If an "ownership change" occurs under Section 382 of the Internal Revenue Code, the Company's prospective use of its accumulated NOL and the remaining January 2000 Loss of a combined total amount of approximately $(385) million as of December 31, 2001 will be limited. If the Company had lost its ability to use its accumulated NOL as of January 1, 2001, the Company's taxable income would have been $22.6 million. This increase in taxable income would have created a 100 percent distribution requirement. If the Company was unable to distribute the taxable income to its shareholders, it would have been subject to corporate Federal and state income taxes of up to approximately $9.3 million in 2001.

     Currently, the Company does not know of any acquisition of shares of its capital stock that would create an "ownership change" under Section 382 of the Internal Revenue Code. The Company has adopted a shareholder rights plan to deter an ownership change within the meaning of Section 382 of the Internal Revenue Code, however there can be no assurance that an ownership change will not occur. See "MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS" for a discussion of a recently adopted shareholder rights plan.

     Net Operating Loss for Tax Purposes. CRIIMI MAE generated a net operating loss for tax purposes of approximately $(96.9) million for the year ended December 31, 2001 compared to a net operating loss of approximately $(49.6) million in 2000.

     As previously discussed, as a result of its trader election in early 2000, CRIIMI MAE recognized a mark-to-market tax loss of approximately $478 million on certain Trading Assets on January 1, 2000. The January 2000 Loss is expected to be recognized evenly over four years (2000, 2001, 2002, and 2003) for tax purposes (i.e., approximately $120 million per year) beginning with the year 2000.

     A summary of the Company's 2001 and 2000 net operating losses for tax purposes is as follows:

                                                                                           2001                 2000
                                                                                           ----                 ----
  January 2000 Loss                                                                   $478.2 million        $478.2 million
  LESS:   Portion recognized in 2000                                                  (119.6) million       (119.6) million
  LESS:   Portion recognized in 2001                                                  (119.5) million           --
                                                                                     ------------------    -----------------
  Balance Remaining of January 2000 Loss to be Recognized in Future Periods           $239.1 million        $358.6 million
                                                                                     ==================    =================

  Taxable Income for the year before recognition of January 2000 Loss (1)             $ 22.7 million        $ 20.1 million
  LESS:   January 2000 loss recognized                                                (119.5) million       (119.6) million
  PLUS:  Mark-to-market unrealized (loss) gain on Trading Assets                        (0.1) million         49.9 million
                                                                                     ------------------    -----------------
  Net Operating Loss for the year ended December 31                                  $( 96.9) million      $ (49.6) million
                                                                                     ==================    =================

  Accumulated Net Operating Loss through December 31                                 $(146.5) million      $ (49.6) million
  Net Operating Loss Utilization                                                           0 million             0 million
                                                                                     ------------------    -----------------
  Net Operating Loss Carried Forward for Use in Future Periods                       $(146.5) million      $ (49.6) million
                                                                                     ==================    =================


(1) Taxable income for the year ended December 31, 2001 includes an approximate $8.6 million loss on certain Trading Assets in connection with the transfer of certain Trading Assets on April 17, 2001 to CBO REIT, Inc. following the reorganization effected to facilitate the collateral structure for the New Debt. Assets transferred to CBO REIT, Inc. are no longer required to be marked-to-market on a tax basis.

Results of Operations

2000 versus 1999

     For the year ended December 31, 2000, the Company reported a net loss for consolidated financial statement purposes of approximately $(155.5) million as compared to a net loss of approximately $(132.4) million for the year ended December 31, 1999. On a basic and diluted per share basis, the financial statement loss increased to $(25.02) per share for 2000 from $(24.51) per share for 1999.

     The primary factors resulting in the net loss for the year ended December 31, 2000 were the recognition of a non-cash accounting charge of $143.5 million related to the impairment of retained CMBS, the recognition of a net loss of approximately $31.0 million related to the sale of the Company's interest in CMO-IV, and the recognition of approximately $15.8 million of impairment related to certain sold CMBS, as discussed further below. Despite the recognition of $143.5 million in impairment and the loss of $15.8 million on the sale of certain CMBS during 2000, the impact on book equity of these two events was not material since the Company had accounted for these assets at fair value with the related fair value adjustment to the cost basis of the bonds already reflected in equity. The segment discussion pertaining to the mortgage servicing (CMSLP) segment is reflected below in Equity in Earnings (Losses) from Investments.

     Interest Income - Subordinated CMBS

     Income from Subordinated CMBS decreased by approximately $17.1 million, or 11%, to $137.1 million during 2000 as compared to $154.2 million during 1999. This overall decrease in interest income was primarily the result of the sale of certain CMBS: the Morgan bonds in February 2000, the First Union bonds in April 2000, the Chase bonds in August 2000, and the DLJ and Citicorp bonds in November 2000. This decrease in interest income was partially offset by the following factors: 1) the impairment on certain CMBS resulting in an increase in the subsequent income yields due to a lower cost basis, and 2) an increase in income yields on CMBS due to a change in methodology in determining such yields. Other than temporary impairment was recognized as of December 31, 1999 on the Subordinated CMBS that were sold in 2000 as part of the CMBS Sale under the Reorganization Plan. The impairment resulted in the CMBS cost basis being written down to fair value as of December 31, 1999. As a result of this new basis, these CMBS had revised higher yields effective the first quarter of 2000. These higher yields resulted in more income being recognized for financial statement purposes. Further, yields on CMBS increased effective April 1, 2000 due to a change in the allocation and timing of loss estimates (as discussed further below), which resulted in additional income recognized during the last nine months of 2000.

     The weighted average yield used to recognize income from April 1, 2000 to December 31, 2000 was 11.1% and 10.1% as of December 31, 1999. As previously discussed, effective April 1, 2000, the Company changed the allocation and timing of the estimated future credit losses related to the mortgage loans underlying the CMBS. As a result of the strong U.S. economy, the performance of the mortgage loans underlying the CMBS had been better than management had originally anticipated, and credit losses were lower than originally estimated. Therefore, the Company revised its estimated credit losses to occur later in the weighted average life of the CMBS than originally projected. However, at that time, the Company did not lower the total amount of estimated future credit losses related to the mortgage loans underlying the CMBS. The change in allocation and timing of estimated future credit losses to reflect a later occurrence of such losses resulted in increases in projected cash flow (primarily in the form of interest income) as of April 1, 2000, which in turn resulted in increases in anticipated yields to maturity. These revised yields were used to recognize interest income from April 1, 2000 through December 31, 2000. As a result of the revised later projected occurrence of credit losses, the yields used to determine CMBS income increased. Through December 31, 2000, the overall impact of this allocation and timing revision resulted in a 29 basis point increase in total CMBS anticipated yields to maturity (24 basis point increase related to the then remaining CMBS subject to the CMBS Sale and 30 basis point increase related to the Company's retained portfolio). These yield increases resulted in approximately $2.1 million in additional CMBS income during the year ended December 31, 2000, compared to income that would have been recognized using prior unrevised yields related to the retained CMBS portfolio.

     The U.S. economy began to slow during the later part of 2000. Accordingly, the Company began to see the impact of the slowing U.S. economy through increased defaults in its loan portfolio. This trend continued during the first quarter of 2001, and as of March 31, 2001, approximately
2.2% of the underlying loans in the Company's CMBS portfolio were in special servicing. This compared to 1.5% and 1.0% as of December 31, 2000 and 1999, respectively, and 1.3% as of April 1, 2000 when the Company revised its yields upward as discussed above. Primarily as a result of the slowing U.S. economy and the resulting increased defaults, and management's expectation of ensuing loan losses thereon, the Company recognized an accounting charge of $143.5 million for impairment in the fourth quarter 2000 related to its CMBS portfolio. This charge through the income statement did not have a material impact on book equity as the Company had carried its CMBS assets at fair value with changes in fair value recorded through equity prior to the impairment charge.

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

     Interest Expense

     Total interest expense decreased by approximately $11.9 million or 8% to approximately $139.4 million for 2000 from approximately $151.3 million for 1999. This decrease was primarily attributable to decreases in interest expense on variable-rate secured borrowings, reflecting the repayment of such debt after the sale of certain CMBS and the Company's interest in CMO-IV during 2000. Also contributing to the decrease was a decrease in interest expense on the fixed rate debt related to the insured securities and on the fixed-rate debt issued in the CMO-IV securitization. The Company sold its interest in CMO-IV during the fourth quarter 2000 and, as such, no longer recognizes the interest expense on the original securitization. These decreases were partially offset by the following: (1) a discount amortization adjustment of approximately $1.5 million related to the insured securities fixed-rate obligation debt due to an increase in the estimate of future prepayment speeds during the second quarter of 2000 (This increase in the estimate of future prepayment speeds was a result of these obligations paying down faster than originally anticipated.); (2) the replacement during 1999 of a portion of the Company's variable rate debt with higher fixed rate debt. (The original sales of such fixed-rate securities were treated as a financing for accounting purposes. As such, the Company records the securities as liabilities and recognizes the related interest expense on an ongoing basis. The fixed rate obligations sold typically carry a higher cost than does the variable-rate secured borrowing that it replaces.); and (3) an increase in variable rate borrowing costs due to higher interest rates in 2000 than in 1999.

     General and Administrative Expenses

     General and administrative expenses decreased by approximately $748,000, or 6%, to $11.3 million for 2000 as compared to $12.0 million for 1999. The decrease in general and administrative expenses was primarily due to a decrease in employment costs from a reduced work force in 2000 as compared to 1999, along with a reduction in certain professional costs.

     Equity in (Losses) Earnings from Investments

     Equity in (losses) earnings from investments reflects the activity of certain of the Company's equity investments including CMSLP and the Company's investment in the AIM funds. Equity in earnings increased by approximately $2.7 million during 2000 due to equity in earnings of approximately $1.5 million as compared to equity in losses of $1.2 million in 1999. The equity in (losses) earnings is primarily comprised of $524,000 and ($1.7 million) related to CMSLP and $747,000 and $972,000 related to the AIM Funds in 2000 and 1999, respectively.

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

     CMSLP general and administrative expenses decreased by approximately $1 million, or 8%, to $11 million during 2000 as compared to $12 million in 1999. The decrease in general and administrative expenses was primarily due to an approximate $821,000 prepayment loss in 1999.

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

     Net Gains on Mortgage Security and Originated Loan Dispositions

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

     During 2000, gains on originated loan dispositions were approximately $244,000, as a result of two prepayments in the originated loan portfolio. As previously stated, the Company sold all of its interest in the originated loans during late 2000. In 1999, there were five prepayments that resulted in gains on originated loan dispositions of approximately $403,000.

     Impairment on CMBS

     As discussed earlier, as of December 31, 2000 the Company revised its overall expected loss estimate related to its CMBS portfolio from $225 million to $298 million, over the life of the investment. In addition, the Company expected such revised losses to occur sooner than originally expected because of the slowing U.S. economy. This revised loss estimate was a result of an increase in the number of loans that were placed in special servicing due primarily to loan defaults. As of December 31, 2000, $310.6 million of mortgage loans underlying the Company's CMBS portfolio were in special servicing as compared to $283.1 million as of December 31, 1999. As of March 31, 2001, this amount had grown to $443.5 million or 2.20% of the underlying loans in the CMBS portfolio an increase from 1.3% when the Company revised its yields as of April 1, 2000. During 2001 and 2002, respectively, the Company expected that aggregate losses on the underlying mortgage loans would be approximately $3 million and $21 million in excess of that anticipated when it revised its yields as of April 1, 2000. As the Company had determined that the current estimate of expected credit losses exceeded credit losses as previously projected, the Company believed its CMBS portfolio had been impaired under SFAS
115. As the fair value of the CMBS was $143.5 million below the amortized cost basis as of December 31, 2000, the Company recorded an other than temporary impairment charge through the income statement of $143.5 million during the fourth quarter of 2000 (except for the A and BBB rated bonds). Unrealized losses related to these CMBS were previously recognized through other comprehensive income in the equity section of the balance sheet and as a result the impact of the impairment charge is not material to book equity.

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

     Reorganization   Items.   During  2000  and  1999,  the  Company   recorded
reorganization items due to the Chapter 11 filings of CRIIMI MAE, CM Management and Holdings II, as follows:


 Reorganization Items                                                2000                 1999
 --------------------                                        -------------------   ------------------
 Short-term interest income                                      $ 6,850,362           $ 1,518,667
 Professional fees                                                (9,317,772)          (17,822,154)
 Employee Retention Program                                         (851,948)           (1,589,236)
 Other                                                            (1,136,319)           (3,005,405)
 Excise tax accrued                                                 (495,000)           (1,105,000)
                                                             -------------------   -----------------
      Subtotal                                                    (4,950,677)          (22,003,128)
 Impairment on CMBS regarding Reorganization (2)                 (15,832,817)         (156,896,831)
 Net loss on real estate owned (1)                                  (924,283)                   --
 Net gain on sale of CMBS                                          1,481,029                    --
 Loss on originated loans                                        (45,845,712)                   --
                                                             ------------------    -----------------
 Total Reorganization Expense, net                             $ (66,072,460)        $(178,899,959)
                                                             ==================    =================


(1) The Company recognized impairment on its investment in real estate owned in 2000. This asset was sold in July 2000.

(2)  The Company  recognized  impairment  on the CMBS  subject to the CMBS
Sale in 1999 and additional impairment on the remaining CMBS subject to the CMBS Sale in 2000. The final bonds subject to the CMBS Sale were sold in November 2000.

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

     Extraordinary Item-Gain on Debt Extinguishment

     As previously discussed, the Company's interest in CMO-IV was sold in 2000. In accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments", the net loss on the sale of the Company's interest in CMO-IV is required to be presented as two components consisting of the loss on the sale of the originated loans and the subsequent gain related to the extinguishment of debt. Because the Company decided in the third quarter of 2000 to sell all of its interest in CMO-IV, the investment in originated loans was adjusted from amortized cost to fair value resulting in a $45.8 million loss in the third quarter which was classified as a reorganization item. The gain related to the extinguishment of debt was approximately $14.8 million and was recognized in November 2000 as an extraordinary item. Therefore, the net loss related to the sale of the Company's interest in CMO-IV was approximately $31.0 million.

Net Operating Loss for Tax Purposes-2000 versus 1999

     CRIIMI MAE realized a net operating loss for tax purposes of approximately $(49.6) million for the year ended December 31, 2000 as compared to net income of approximately $31.7 million in 1999. See also "REIT Status/Net Operating Loss for Tax Purposes."

Cash Flow

2001 versus 2000

     Net cash provided by operating activities increased for 2001 as compared to 2000. The increase was primarily due to a decrease in restricted cash and cash equivalents and a decrease in receivables and other assets, partially offset by a decrease in payables and accrued expenses. Receivables decreased primarily as a result of the receipt in January 2001 of funds withheld related to the Company's interest in CMO-IV. The decrease in restricted cash and cash equivalents and the decrease in payables and accrued expenses were primarily caused by cash outflows on the Effective Date, including approximately $44.7 million to payoff accrued interest on debt incurred prior to the Chapter 11 filing, $3.9 million to pay an emergence financing origination fee related to a portion of the New Debt and $7.4 million to pay accrued payables related to the Chapter 11 filing. The foregoing payoffs of accrued interest and accrued expenses are included within the net (decrease) increase in payables and accrued expenses line on the consolidated statements of cash flows.

     Net cash provided by investing activities decreased for 2001 as compared to 2000. The decrease was primarily attributable to net proceeds of $72.6 million received from the sale of CMBS during 2000 as part of the Company's Reorganization Plan, as compared to no sales of CMBS during 2001. This decrease was partially offset by an increase in the proceeds from insured mortgage securities dispositions during 2001 as compared to 2000.

     Net cash used in financing activities increased for 2001 as compared to 2000. The increase in cash used in 2001 was primarily attributable to an outflow of cash of approximately $127.2 million on the Effective Date, which was used to payoff a portion of the aggregate principal relating to debt incurred prior to the Chapter 11 filing.

     Included in CRIIMI MAE's net operating cash flows for the three months ended September 30, 2001 and three months ended December 31, 2001 (the first two full fiscal quarters since emerging from Chapter 11) are the following items (in millions):

                                                                       Three months           Three months
                                                                       ended 09/30/01        ended 12/31/01
                                                                       --------------        --------------
         Net operating cash flows (1):
                  CMBS cash inflows (BB+ through unrated) (2)               $  18.7              $18.7
                  Other cash, net                                               2.2                1.8
                  Interest expense paid on Variable-Rate
                     Secured Borrowing                                         (4.6)              (3.8)
                  Interest expense paid on Series A Senior Secured Notes       (3.0)              (3.0)
                  Interest expense accrued for Series B Senior Secured
                      Notes' semi-annual payment                               (2.0)              (2.1)
                  General and administrative expenses                          (2.8)              (3.0)
                                                                          ----------           --------
                  Net operating cash flows during third and fourth
                    quarters 2001                                          $    8.5             $   8.6
                                                                          ==========           ========

         Principal payments on New Debt:
                  Variable-Rate Secured Borrowing                          $    6.8             $   6.8 (3)
                  Series A Senior Secured Notes                                 1.7                 1.8
                                                                         -----------           ---------
                  Total principal payments on New Debt during
                    third and fourth quarters 2001                         $    8.5             $   8.6
                                                                         ===========           ========

         REO cash inflow (outflow), net                                    $     --             $  (0.2) (4)
                                                                         ===========           ========

(1) Virtually all cash flows relating to existing assets are, and are currently expected to be, used to satisfy principal, interest and fee obligations under the New Debt, and to pay general and administrative and other operating expenses of the Company. Therefore, although the Company continues to pay down its New Debt obligations, the utilization of cash flows for debt service and operating expenses currently results in virtually no remaining net cash flow available for other activities.

(2) The CMBS cash inflows include one-time recoveries of prior interest shortfalls related to certain underlying defaulted mortgage loans. The Company believes total CMBS cash inflows will decline in 2002 due primarily to the increase in appraisal reduction amounts on properties underlying the CMBS, and realized losses on CMBS.

(3) For the three months ended December 31, 2001, the Company paid $6.8 million in principal payments on the Variable-Rate Secured Borrowing, which is in excess of the minimum principal requirement of $2.7 million based upon a 15-year amortization schedule for the same three month period.

(4) The Company expects to pay approximately $1.1 million in 2002 to service the mortgage debt on its REO and to fund capital improvements, because the REO is not projected to generate sufficient operating income in 2002 to service its mortgage debt or fund its capital improvements.

2000 versus 1999

     Net cash provided by operating activities decreased in 2000 as compared to 1999. The decrease was primarily due to an increase in restricted cash as compared to 1999, representing cash that was restricted due to stipulations entered into in connection with the Chapter 11 proceedings or due to agreements that required certain CMBS interest income payments and/or CMBS sale proceeds to be held in segregated accounts, and an increase in non-cash interest income related to discount amortization.

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

Financial Condition, Liquidity and Capital Resources

     Limited Summary of Reorganization Plan Including New Debt

     The Reorganization Plan provided for the payment in full of all of the allowed claims of the Debtors primarily through recapitalization financing (including proceeds from certain asset sales) aggregating $847 million (the "Recapitalization Financing"). The sales of select CMBS (the "CMBS Sale") and the Company's interest in CMO-IV (the "CMO-IV Sale") generated aggregate proceeds of approximately $418.3 million toward the Recapitalization Financing of which approximately $342.3 million of such proceeds was used to pay related borrowings and approximately $76.0 million of such proceeds was used on the Effective Date to help fund the Reorganization Plan. Included in the balance of the Recapitalization Financing was approximately $262.4 million provided by affiliates of Merrill Lynch Mortgage Capital, Inc. (such affiliate referred to as "Merrill Lynch" or "Merrill") and German American Capital Corporation (such affiliate referred to as "GACC") through a new, variable-rate secured financing facility (in the form of a repurchase transaction) (the "Variable-Rate Secured Borrowing"), and approximately $166.8 million provided through two new series of secured notes issued to certain of the Company's unsecured creditors (collectively, the "New Debt"). Effective as of June 5, 2001, all rights and obligations of Merrill and GACC under the operative agreements evidencing the Variable-Rate Secured Borrowing were assigned by Merrill and GACC to ORIX Real Estate Capital Markets, LLC, presently known as ORIX Capital Markets, LLC ("ORIX"). ORIX also owns a significant aggregate principal amount of each of the respective two new series of secured notes referenced above as part of the New Debt. ORIX is an affiliate of a publicly-traded company and is an investor in CMBS and servicer of commercial real estate loans underlying CMBS.

     Substantially all cash flows relating to existing assets are, and are currently expected to be, used to satisfy principal, interest and fee obligations under the New Debt. The approximate $262.4 million (original principal amount) Variable-Rate Secured Borrowing provides for (i) interest at a rate of one month London Interbank Offered Rate ("LIBOR") plus 3.25% payable monthly, (ii) principal repayment/amortization obligations, including, without limitation, a requirement to pay down an aggregate $50 million in principal by April 16, 2003 (the failure to pay down this amount will not constitute an event of default but will result in the continuation or reinstatement of certain restrictions and additional restrictions), (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of 24, 30, 36 and 42 months after the Effective Date and (iv) maturity on April 16, 2005 assuming the Company exercises its options to extend the maturity date of the debt. The approximate $166.8 million fixed-rate secured financing was effected through the issuance of two series of secured notes under two separate indentures. The Series A Senior Secured Notes, representing an aggregate original principal amount of $105 million, provides for (i) interest at a rate of 11.75% per annum payable monthly, (ii) principal repayment/amortization obligations, including, without limitation, a principal payment obligation of $5 million due April 15, 2003 (the failure to make this payment will not constitute an event of default but will result in a 200 basis point increase in the interest rate on the unpaid principal amount if certain miscellaneous collateral is not sold or otherwise disposed of), (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of 48, 54 and 60 months after the Effective Date and (iv) maturity on April 15, 2006. The Series B Senior Secured Notes, representing an aggregate original principal amount of approximately $61.8 million, provides for
(i) interest at a rate of 13% per annum payable semi-annually with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees of 1.5% of the unpaid principal balance payable at the end of 48, 54 and 60 months after the Effective Date (with the payment 60 months after the Effective Date also including an amount based on the unpaid principal balance 66 months after the Effective Date) and (iii) maturity on April 15, 2007. The New Debt described above is secured directly or indirectly by substantially all of the Company's assets. There are restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds in connection with the New Debt. See Note 7 to Notes to Consolidated Financial Statements for additional information regarding the New Debt. Additionally, reference is made to the New Debt operative documents filed as exhibits to a Current Report on Form 8-K in June 2001, for a more detailed description of the New Debt including payment terms, restrictive covenants, events of default and collateral.

     The Company is exploring possible ways of achieving improved financial flexibility, such as refinancing all or a substantial portion of the New Debt; however, there can be no assurance that the Company will be able to refinance such New Debt or otherwise improve its financial flexibility.

     The Company's litigation with First Union National Bank ("First Union") was not settled or resolved prior to the Effective Date; and therefore, the classification and allowance of First Union's claim under the Reorganization Plan was not determined on such date. On March 5, 2002, the Bankruptcy Court entered an order approving a settlement agreement among the Company and First Union. See "LEGAL PROCEEDINGS" and Note 15 to Notes to Consolidated Financial Statements for further information regarding the settlement of the First Union litigation.

     Under the Reorganization Plan, the holders of the Company's equity retained their stock. The terms of the New Debt significantly restrict the amount of cash dividends that can be paid to shareholders. One such restriction provides that any cash dividends required to maintain REIT status (assuming the Company has the cash to make such distributions and that it is permitted to make such distributions under the terms of the New Debt) would be paid first to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. Another such restriction provides that if realized losses (as defined in the New Debt documents, and including appraisal reduction amounts on properties underlying the CMBS collateral) on CMBS exceed certain thresholds, then the Company is prohibited from paying cash dividends or making other cash distributions or payments to its shareholders, except as required to maintain REIT status, with any such cash distributions to be paid in accordance with the terms set forth in the preceding sentence. As of December 31, 2001, the Company had exceeded the loss threshold amounts under the applicable operative documents evidencing the New Debt. Exceeding such loss threshold amounts has also resulted in restrictions on the acquisition of CMBS rated "B" or lower or unrated. Additional restrictions include restrictions on the use of proceeds from equity investments in the Company and specified cash flows from certain assets acquired after the Effective Date. The restrictions implemented as a result of exceeding the loss threshold amounts cease to apply after realized losses no longer exceed the loss threshold amounts under the applicable operative documents evidencing the New Debt. The Reorganization Plan also provided for certain amendments to the Company's articles of incorporation, including an increase in authorized shares from 145 million (consisting of 120 million of common shares and 25 million of preferred shares) to 375 million (consisting of 300 million of common shares and 75 million of preferred shares). These amendments to the articles of incorporation became effective on the Effective Date.

     On March 21, 2002, the Company redeemed all 173,000 outstanding shares of its Series E Preferred Stock at the stated redemption price of $106 per share plus accrued and unpaid dividends through and including the date of redemption. The total redemption price was $18,734,107 ($396,107 of which represented accrued and unpaid dividends). The $1.0 million difference between the aggregate liquidation value and the redemption price will be reflected as a dividend on preferred stock in the first quarter of 2002.

     Although there can be no assurance, the Company believes that it will have sufficient cash resources to pay interest, scheduled principal and any other required payments on the New Debt through the remainder of 2002. The Company's ability to meet its debt service obligations through the remainder of 2002 will depend on a number of factors, including management's ability to maintain cash flow (which is impacted by, among other things, the credit performance of the underlying mortgage loans) and to generate capital internally from operating and investing activities and expected reductions in REIT distribution requirements to shareholders due to expected net operating losses for tax purposes, in each case consistent with the terms agreed to pursuant to the New Debt. There can be no assurance that targeted levels of cash flow will actually be achieved, that reductions in REIT distribution requirements will be realized, or that, if required, new capital will be available to the Company. The Company's ability to maintain or increase cash flow and access new capital will depend upon, among other things, interest rates, prevailing economic conditions, covenants and restrictions under the operative documents evidencing the Company's New Debt and any debt incurred to refinance the New Debt, and other factors, many of which are beyond the control of the Company. The Company's high level of debt limits its ability to obtain additional capital, significantly reduces income available for other activities, restricts the Company's ability to react quickly to changes in its business, limits its ability to hedge its assets and liabilities, and makes the Company more vulnerable to economic downturns.
Additionally, there can be no assurance that the Company will be able to refinance all or any portion of the New Debt at or prior to maturity on terms favorable to it, or on any terms at all.

     The Company's ability to resume the acquisition of Subordinated CMBS, as well as its securitization programs (if it determines to do so) depends, among other things, on its ability to engage in such activities under the terms and conditions of the operative documents evidencing the New Debt and/or any debt incurred to refinance all or any portion of the New Debt and its ability to access additional capital (including for the purpose of refinancing all or any portion of the New Debt). Factors which could affect the Company's ability to access additional capital include, among other things, the cost and availability of such capital, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, the effects of terrorism, general economic conditions, perceptions in the capital markets of the Company's business, covenants and restrictions under the operative documents evidencing the Company's New Debt, results of operations, leverage, financial condition, and business prospects. The Company can give no assurance as to whether it will be able to resume its prior activities or obtain additional capital or the terms of any such capital. CRIIMI MAE Inc. is currently prohibited from acquiring CMBS rated "B" or lower or unrated under certain documents evidencing the New Debt.

     Summary of Cash Position and Shareholders' Equity

     As of December 31, 2001, CRIIMI MAE's restricted and unrestricted cash and cash equivalents aggregated approximately $49.0 million, including $6.8 million escrowed in connection with the First Union litigation. Additionally, CMSLP's cash and cash equivalents approximated $6.5 million as of December 31, 2001.

     As previously discussed, in March 2002, the Company redeemed the Series E Preferred Stock for a total redemption price of approximately $18.7 million.
After giving effect to the settlement of the First Union litigation and the redemption of Series E Preferred Stock, CRIIMI MAE's cash and cash equivalents aggregated approximately $24.6 million, including approximately $7.6 million of restricted cash, as of March 21, 2002. In addition, CMSLP's cash and cash equivalents approximated $15.5 million as of March 21, 2002.

     As of December 31, 2001 and 2000, shareholders' equity was approximately $261.0 million or $11.54 per diluted share. After giving effect to the First Union settlement and the redemption of the Series E Preferred Stock, the Company's pro forma book value per diluted share as of December 31, 2001 would have been $14.18.

     Summary of Subordinated CMBS

     As of December 31, 2001, the Company owned, for purposes of GAAP, CMBS rated from A to CCC and unrated with a total fair value amount of approximately $824 million (representing approximately 63% of the Company's total consolidated assets), an aggregate amortized cost of approximately $822 million, and an aggregate face amount of approximately $1.6 billion. Such CMBS represent investments in CBO-1, CBO-2 and Nomura. The December 31, 2001 total fair value includes approximately 33% of the Company's CMBS which are rated BB+, BB, or BB-, 23% which are rated B+, B, B- or CCC and 8% which are unrated. The remaining approximately 36% represents investment grade securities that the Company reflects on its balance sheet as a result of CBO-2. The weighted average interest rate of these CMBS as of December 31, 2001 was 6.3% and the weighted average life was 13 years.

     The aggregate investment by the rating of the Subordinated CMBS is as follows:

                                   Weighted                                     Discount Rate or     Amortized Cost   Amortized Cost
             Face Amount as of  Average Pass-    Weighted    Fair Value as of   Range of Discount     as of 12/31/01  as of 12/31/00
Security        12/31/01 (in    Through Rate   Average Life    12/31/01 (in       Rated Used to       (in millions)   (in millions)
 Rating          millions)       12/31/01          (1)           millions)     Calculate Fair Value        (3)              (4)
---------   ------------------  -------------  ------------  ----------------  --------------------  ---------------  --------------

A+ (2)(7)         $   62.6         7.0%          4 years        $ 61.8                    7.3%           $  58.7           $  58.0

BBB+ (2)(7)          150.6         7.0%         10 years         135.6                    8.6%             131.1             130.1

BBB (2)(7)           115.2         7.0%         10 years          99.1                    9.2%              94.2              93.2

BB+                  319.0         7.0%         11 years         209.8             12.8%-13.1%             219.0             215.5

BB                    70.9         7.0%         12 years          44.2                   13.6%              46.0              45.4

BB-                   35.5         7.0%         12 years          20.5                   14.6%              20.5              21.3

B+                    88.6         7.0%         13 years          45.2                   16.4%              45.2              48.6

B                    177.2         7.0%         14 years          83.7             17.1%-17.4%              83.7              87.9

B-                   118.3         7.1%         15 years          48.0             19.7%-20.1%              48.1              51.3

CCC                   70.9         7.0%         16 years          13.1                   40.0%              13.1              17.0

Unrated/Issuer's     362.8         4.0%         18 years          63.2             35.0%-53.7%              62.8              82.2
Equity
                 ----------                                    --------                                  --------         ---------
Total (5)         $1,571.6         6.3%         13 years       $ 824.2 (6)                                $822.4 (5)       $ 850.5
                 ==========                                    ========                                  ========         =========


(1) Weighted  average life represents the weighted average expected life of
the  Subordinated   CMBS  prior  to  consideration  of  losses,   extensions  or
prepayments.

(2) In connection with a resecuritization of CMBS effected by the Company in 1998 ("CBO-2"), $62.6 million (originally A rated, currently A+ rated) and $60.0 million (originally BBB rated, currently BBB+ rated) face amount of investment grade securities were sold with call options and $345 million (originally A rated, currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, the Company initially retained $90.6 million (originally BBB rated, currently BBB+ rated) and $115.2 million (originally BBB- rated, currently BBB rated) face amount of securities, both with call options, with the intention to sell the securities at a later date. Such sale occurred March 5, 1999. Since the Company retained call options on certain sold bonds (the A+, BBB+ and BBB bonds), the Company did not surrender control of these assets pursuant to the requirements of FAS 125 and thus these securities are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, CRIIMI MAE has retained the securities with call options in its Subordinated CMBS portfolio reflected on its balance sheet.

(3) Amortized cost reflects approximately $30.8 million of impairment charges related to certain CMBS (the CBO-1 B- and unrated bonds and the CBO-2 BB- through unrated bonds) which were recognized in the fourth quarter of 2001 and approximately $3.9 million of impairment charges related to certain CMBS (the CBO-1 B- and unrated bonds and the Nomura unrated bond) which were recognized in the third quarter of 2001, in addition to the losses discussed in
(4) below. These impairment charges are discussed further in "Results of Operations".

(4) Amortized cost reflects $143.5 million of non-cash impairment charges related to the retained CMBS (excluding the A+ and BBB+ rated tranches) which were recognized in the fourth quarter of 2000. At December 31, 2000, the Company revised its overall expected loss estimate related to its CMBS portfolio from $225 million to $298 million with such total losses expected to occur over the expected life of the investment. In addition, the Company expected such revised losses to occur sooner than originally expected because of the slowing U.S. economy and recession. This revised loss estimate was a result of an increase in the number of loans that were placed in special servicing due primarily to monetary loan defaults. As of December 31, 2000, $310.6 million in mortgage loans underlying the Company's CMBS portfolio were in special servicing. As of March 31, 2001, this amount had grown to $443.5 million, or 2.2% of the mortgage loans underlying the CMBS portfolio, an increase from 1.3% when the Company revised its yields as of April 1, 2000.

(5) See Notes 1 and 9 to Notes to Consolidated Financial Statements for information regarding the Subordinated CMBS for tax purposes.

(6) As of December 31, 2001, the aggregate fair values of the CBO-1,  CBO-2 and Nomura bonds were approximately $37.7 million, $777.8 million and $8.7 million, respectively.

(7) In June 2001,  Standard & Poor's  upgraded its ratings on the following
CMBS: The Company's CBO-2 CMBS with original ratings of A, BBB and BBB- were upgraded to A+, BBB+ and BBB, respectively.

     Mortgage Loan Pool

     CRIIMI MAE, through CMSLP, performs servicing functions on total commercial mortgage loans of $19.3 billion and $20.2 billion as of December 31, 2001 and 2000, respectively. The mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and in the geographic locations identified below:

                             12/31/01          12/31/00                                        12/31/01          12/31/00
       Property Type      Percentage(i)     Percentage(i)          Geographic Location (ii)  Percentage(i)     Percentage(i)
       -------------      -------------     -------------          ------------------------  -------------     -------------
       Retail...........        30%               30%              California..............        16%               17%
       Multifamily......        29%               30%              Texas...................        13%               13%
       Hotel............        14%               14%              Florida.................         8%                8%
       Office...........        13%               13%              New York................         5%                5%
       Other (iv).......        14%               13%              Pennsylvania............         5%                5%
                               ----              ----              Other(iii)..............        53%               52%
           Total........       100%              100%                                             ----              ----
                               ====              ====                 Total................       100%              100%
                                                                                                  ====              ====



(i) Based on a percentage of the total unpaid principal balance of the underlying loans.
(ii) No significant  concentration by region.
(iii) No other individual  state  makes  up  more  than 5% of the  total.
(iv) The Company's ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes subordinated CMBS in which the Company's exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the "Subordinated Healthcare/Senior-Housing CMBS"). The Subordinated Healthcare/Senior-Housing CMBS are not owned by and are subordinate to CRIIMI MAE's CMBS. As a result, CRIIMI MAE's investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the Subordinated Healthcare/Senior-Housing CMBS. As of February 28, 2002, the Company reviewed the loans currently under surveillance by the healthcare and senior housing mortgage loans servicer. Based on its review, the Company does not believe that the aggregate remaining shortfalls and/or realized losses on such healthcare and senior housing mortgage loans currently in special servicing is greater than the current outstanding Subordinated Healthcare/Senior-Housing CMBS. As a result, the Company's current estimate of future credit losses as of December 31, 2001 does not include any provision for shortfalls and/or realized losses arising from the healthcare and senior housing mortgage loans in this CMBS transaction. It should be noted that changes in the future performance of the healthcare and senior housing mortgage loans that result in greater shortfalls and/or losses may result in future losses and/or possible impairment to CRIIMI MAE's CMBS.

     Specially Serviced Mortgage Loans

     CMSLP performs special servicing services on the loans underlying CRIIMI MAE's Subordinated CMBS portfolio. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the CMBS pool documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. CRIIMI MAE believes that because it owns the first loss unrated or lowest rated bond of all but one CMBS, CMSLP has an incentive to quickly resolve any loan workouts. As of December 31, 2001 and 2000, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

                                                                                         12/31/01                    12/31/00
                                                                                         --------                    --------
                          Specially serviced loans due to monetary default (a)       $701.7 million              $259.1 million

                          Specially serviced loans due to covenant default/other       90.0 million                51.5 million
                                                                                     ---------------             ---------------
                          Total specially serviced loans (b)                         $791.7 million              $310.6 million
                                                                                     ===============             ===============
                          Percentage of total mortgage loans (b)                         4.1%                         1.5%
                                                                                     ===============             ===============

(a) Includes $94.5 million and $48.3 million, respectively, of real estate owned by underlying trusts.

(b)  As  of  February  28,  2002,  total  specially   serviced  loans  were
approximately $902 million, or 4.8% of the total mortgage loans (as discussed further below).

     The specially serviced mortgage loans as of December 31, 2001 were secured by properties of the types and located in the states identified below:


                 Property Type      $ (in millions)   Percentage             Geographic Location     $ (in millions)   Percentage
                 -------------      ---------------   ----------             -------------------     ---------------   ----------

                 Hotel..............     $  407.8          51%               Florida..............      $ 109.8            14%
                 Retail.............        241.0          30%               Texas................        103.6            13%
                 Multifamily........         44.9           6%               Oregon...............         94.8            12%
                 Office.............         44.7           6%               Georgia..............         41.4             5%
                 Healthcare.........         31.7           4%               California...........         41.2             5%
                 Industrial.........         14.1           2%               New York.............         40.4             5%
                 Other..............          7.5           1%               Other................        360.5            46%
                                           ------         ----                                          -------        -------
                     Total..........       $791.7         100%                 Total.............      $ 791.7           100%
                                           ======         ====                                          =======        =======


     As reflected above, as of December 31, 2001, approximately $407.8 million, or 51%, of the specially serviced mortgage loans represent mortgages on hotel properties. The hotel properties are geographically diverse, with a mix of hotel property types and franchise affiliations. Of the mortgage loans underlying the Company's CMBS, there are loans representing a total outstanding principal amount of $1.3 billion secured by limited service hotels, of which $278.2 million, or 21.5%, are in special servicing as of December 31, 2001. Limited service hotels are generally hotels with room-only operations or hotels that offer a bedroom and bathroom for the night, but limited other amenities, and are often in the budget or economy group. Of the mortgage loans underlying the Company's CMBS, there are loans representing a total outstanding principal amount of $1.51 billion secured by full service hotels, of which $129.6 million, or 8.6%, are in special servicing as of December 31, 2001. Full service hotels are generally mid-price, upscale or luxury hotels with restaurant and lounge facilities and other amenities.

     Also, as of December 31, 2001, of the mortgage loans underlying the Company's CMBS, there are loans representing a total outstanding principal amount of $5.7 billion secured by retail properties, of which approximately $241.0 million are in special servicing. The retail loans comprise approximately 30% of the specially serviced loans as of December 31, 2001. The Company is monitoring its exposure to certain retailers that are currently in bankruptcy or are otherwise experiencing financial difficulties.

     A more detailed listing of the hotel, retail and other specially serviced loans as of December 31, 2001 is included in Exhibit 99(o) to this Annual Report on Form 10-K.

     As of February 28, 2002, specially serviced loans totaled $902.0 million. During the period September 30, 2001 (the date the Company last revised the loss estimates) through February 28, 2002, there was a $292.7 million, or 48%, increase in specially serviced loans due to additional defaults on underlying mortgage loans secured by a variety of property types, but primarily hotel properties. The properties that secure these loans have been adversely impacted by a variety of factors, including the economic slowdown and recession which, especially for hotel properties, has been exacerbated by the terrorist attacks of September 11, 2001. Of the monetary defaults on the mortgage loans underlying the Company's CMBS which transferred into special servicing between September 30, 2001 and February 28, 2002, an approximate $358.9 million, or 76%, are loans secured by hotel properties. During this same period, approximately $132.3 million of loans in special servicing due to monetary default and real estate owned transferred out of special servicing due to correction, dispositions or sale, resulting in a total special servicing portfolio of $902.0 million as of February 28, 2002, of which $834.1 million reflect monetary defaults and real estate owned.

     Of the transfers into special servicing due to monetary default from September 30, 2001 through February 28, 2002, $255 million were comprised of six different borrowing relationships more fully described as follows:

         o    25 hotel loans totaling $98.3 million spread across three
              CMBS transactions. In one of these CMBS transactions, which contains 10 loans totaling $38.8 million, the Company holds only a 25% ownership interest in the non-rated class. The 25 loans were transferred into special servicing due to the bankruptcy filing of each special purpose borrowing entity and their parent company in December 2001. The parent company was able to obtain debtor-in-possession financing that is expected to pay post-petition interest on $71 million of these loans through December 2002. The remaining $27 million of loans were deemed by the borrower to be highly leveraged, and therefore, not able to support additional debt. Interest will not be paid current on these loans.
         o Ten loans totaling $65.0 million spread across two CMBS transactions secured by hotel properties in the Pacific west and northwest states. These loans are past due for the October 2001 payment. The borrower has indicated that the properties have experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks. These loans are related to 17 other loans, secured by similar properties, totaling approximately $78 million that transferred into special servicing in January 2001.
         o Five loans totaling $46.5 million secured by hotel properties in Florida and Texas. The loans are past due for the September 2001 payment.
         o Nine loans totaling $19.8 million secured by limited service hotels in the midwest. The loans are past due for the December 2001 payment. The borrower cites reduced occupancy related to the recent downturn in travel as the cause for a drop in operating performance at the properties. CMSLP is attempting to negotiate a workout with the borrower.
         o    Two loans totaling $15.6 million secured by hotels in Texas.
              The loans were transferred to special servicing in December 2001 for imminent payment default. Since that time, the borrower has made a payment and the loans are now due for the February 2002 payment.
         o Eight loans totaling $10.0 million secured by free-standing retail stores in Maryland and Virginia. Each property is occupied by a national retailer. The loans are past due for the December 2001 payment. CMSLP has entered into a workout with the borrower whereby rents are being deposited directly into a lockbox. Additional payments are being collected to bring the loans current during 2002.

     For all of its existing and recent transfers to special servicing, including these large borrower relationships, CMSLP is pursuing remedies available to it in order to maximize the recovery of the outstanding debt.

Appraisal Reductions and Losses on CMBS

     The effect of an appraisal reduction generally is that the servicer stops advancing interest payments on the amount by which the aggregate of debt, advances and other expenses exceeds the appraisal amount, thus reducing the cash flows to CRIIMI MAE as the holder of the first loss unrated or lowest rated bonds, as if such appraisal reduction was a realized loss. As an example, assuming a weighted average coupon of 6%, a $1 million appraisal reduction would reduce net cash flows to the Company by $60,000 on an annual basis. See also "Cash Flow" for additional discussion of the effect of appraisal reductions on cash flows. An appraisal reduction may result in a higher or lower realized loss based on the ultimate disposition or work-out of the mortgage loan. Appraisal reductions for the CMBS transactions in which the Company retains an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

                                                                 CBO-1           CBO-2           Nomura         Total
                                                                 -----           -----           ------         -----
Year 1999                                                      $    --          $   --          $    --        $   --
Year 2000                                                        1,872,000       18,871,000          --         20,743,000
Year 2001                                                       15,599,000       31,962,000       874,000       48,435,000
                                                               -----------     ------------     ---------      ------------
Cumulative Appraisal Reductions through December 31, 2001 (a)  $17,471,000      $50,833,000     $ 874,000      $69,178,000
                                                               ===========      ===========     =========      ============


         * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, where CMSLP obtains a third party appraisal, it calculates one.

         (a) During the period January 1, 2002 through February 28, 2002, there were an additional $15.7 million of appraisal reductions.

     The Company's unrated bonds/issuer's equity from CBO-1, CBO-2 and Nomura are expected to experience principal write-downs. The following table summarizes the actual realized losses on CMBS through December 31, 2001 and the expected future losses through the life of the CMBS:

                                                             CBO 1          CBO 2        Nomura        Total
                                                             -----          -----        ------        -----
Year 1999 actual realized losses                         $    738,000    $       --    $      --     $   738,000
Year 2000 actual realized losses                            3,201,000     1,087,000           --       4,288,000
Year 2001 actual realized losses                              545,000     8,397,000      238,000       9,180,000
                                                        -------------   -----------    ---------     -----------
Cumulative actual realized losses through the year 2001     4,484,000     9,484,000      238,000      14,206,000
Expected loss estimates for the year 2002                  29,878,000    31,915,000    1,032,000      62,825,000
Expected loss estimates for the year 2003                  18,058,000    51,619,000    1,077,000      70,754,000
Expected loss estimates for the years 2004-2006            27,676,000    94,095,000   12,896,000     134,667,000
Expected loss estimates for the year 2007-2009              5,606,000    15,508,000    7,028,000      28,142,000
Expected loss estimates for the remaining life of
   investment (for the years 2010-2027)                     7,386,000    12,794,000    3,904,000      24,084,000
                                                        -------------   -----------   ----------    ------------

Cumulative actual and expected loss estimates through
   life of CMBS                                          $ 93,088,000  $215,415,000  $26,175,000    $334,678,000
                                                        =============  ============  ===========    ============

     As previously discussed in "Impairment on CMBS", at September 30, 2001, the Company revised its overall expected loss estimate related to its CMBS portfolio from $298 million to $307 million. As of December 31, 2001, the Company further revised its overall expected loss estimate related to its CMBS portfolio from $307 million to $335 million, with such total losses occurring or expected to occur over the life of the CMBS investment. In addition, the Company expects such revised losses to generally occur sooner than previously expected. The Company's overall expected loss estimate of $335 million through the life of its CMBS portfolio represents the Company's estimate of total principal write-downs to its CMBS due to realized losses related to underlying mortgage loans, and is included in the calculation of the current weighted average anticipated yield to maturity, as previously discussed.

     As the Company had determined that there had been an adverse change in expected future cash flows and that its current estimate of expected credit losses exceeded credit losses as previously projected, the Company believed certain of the CMBS had been impaired under EITF 99-20 and FAS 115 as of September 30, 2001 and again as of December 31, 2001. As the fair value of the impaired CMBS was approximately $3.9 million and $30.8 million below the amortized cost basis as of September 30, 2001 and December 31, 2001, respectively, the Company recorded other than temporary non-cash impairment charges through the income statement of those same amounts during the third and fourth quarters of 2001. There can be no assurance that the Company's revised estimate of expected losses will not be exceeded as a result of additional or continuing adverse events or circumstances, such as a continuing economic slowdown and recession.

     The anticipated yield to maturity related to the Company's Subordinated CMBS on an aggregate pool basis was 12.4% at January 1, 2001 and 2002.

     Summary of Other Assets

     As of December 31, 2001 and 2000,  the  Company's  other  assets  consisted
primarily   of  insured   mortgage   securities,   equity   investments,   other
mortgage-backed securities, cash and cash equivalents (as previously discussed), principal and interest receivables on its various assets, real estate owned ("REO"), and intangible assets associated with the 1995 Merger.

     The Company had $343.1 million and $385.8 million (at fair value) invested in insured mortgage securities as of December 31, 2001 and 2000, respectively. As of December 31, 2001, 87% were GNMA Mortgage-Backed Securities and approximately 13% of CRIIMI MAE's investment in insured mortgage securities were FHA-Insured Certificates. The total mortgage securities of $343.1 million includes an unencumbered insured mortgage security with a fair value of $5.3 million. The remaining $337.8 million of mortgage securities are pledged to secure certain collateralized mortgage obligations or securities issued in connection with three securitization transactions aggregating $326.6 million as of December 31, 2001. CRIIMI MAE receives the net cash flows after debt service, generally excess interest and prepayment penalties, from the three wholly-owned subsidiaries that pledged these insured mortgage securities to secure the related obligations, along with the cash flow from the one unencumbered mortgage security, which represent the total cash flows that the Company receives from these mortgage securities. The net cash flows after debt service are applied as principal amortization payments (in connection with cash flow from other miscellaneous assets) on Series A Senior Secured Notes.

     As of December 31, 2001 and 2000, the Company had approximately $9.3 million and $33.8 million, respectively, in investments accounted for under the equity method of accounting. Included in equity investments as of December 31, 2001 are (a) the general partnership interests (2.9% to 4.9% ownership interests) in the AIM Funds owned by CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, and (b) a 20% limited partnership interest in the adviser to the AIM Funds, 50% of which is owned by CRIIMI MAE and 50% of which is owned by CM Management. The foregoing and (a) CRIIMI MAE's interest in CMSI and (b) CRIIMI MAE's interest in CMSLP were included in equity investments as of December 31, 2000. Effective July 2001, CRIIMI MAE, which had previously accounted for CMSLP under the equity method, acquired voting control of CMSLP and began accounting for this subsidiary on a consolidated basis. CMSLP's assets, liabilities, revenues and expenses are labeled as "servicing" on the Company's consolidated financial statements (see "Summary of Servicing Other Assets and Servicing Liabilities" below).

     The Company's Other Mortgage-Backed Securities includes primarily investment grade CMBS and investment grade residential mortgage-backed securities. As of December 31, 2001 and 2000, the Company's Other Mortgage-Backed Securities were approximately $8.5 million and $4.3 million, respectively.

     In October 2001, a wholly-owned subsidiary of CRIIMI MAE acquired certain partnership interests in a partnership that was the obligor on a mezzanine loan payable to CRIIMI MAE in exchange for curing a default on the first mortgage loan through a cash payment of approximately $276,000. This partnership and another wholly-owned subsidiary of CRIIMI MAE own 100% of the partnership interests in the partnership which is the obligor on the first mortgage loan. The first mortgage loan is secured by a shopping center in Orlando, Florida. As a result of this acquisition, the Company, through certain of its wholly-owned subsidiaries, owns 100% of the partnership interests and is consolidating its accounts as of October 1, 2001. The Company accounts for these assets as REO, and the REO will be held for investment. As of December 31, 2001, the Company has $8.6 million in REO assets included in other assets ($8.3 million relating to the actual building and land), $7.1 million of mortgage payable (net of discount), and $0.1 million in liabilities included in other liabilities on its balance sheet. The Company hopes to reposition and stabilize this property and then sell it when the Company believes that it can sell it at a price that more accurately reflects its value, although there can be no assurance the Company will be able to do so. Currently, the Company expects that it will hold the property for more than one year.

     As discussed previously, $9.8 million of the Company's goodwill and intangible assets related to the 1995 Merger were written-off on January 1, 2002 upon the adoption of FAS 142.

     Summary of Servicing Other Assets and Servicing Liabilities

     The Company conducts its mortgage loan servicing operations through its subsidiary, CMSLP. As of December 31, 2001, CMSLP was performing servicing functions on commercial mortgage loans totaling $19.3 billion. As discussed previously in "Equity in (Losses) Income from Investments/CMSLP Operations," the Company began accounting for CMSLP on a consolidated basis as of July 1, 2001.

     At December 31, 2001, the following comprised servicing other assets and servicing liabilities:


         Acquired mortgage servicing rights                              $ 4,096,333 (1)
         AIM Fund subadvisory contracts                                    1,906,542
         Investment in interest-only certificates and CMBS                 2,395,576
         Receivables and other assets                                      7,612,446
         Fixed assets, net                                                 2,239,927
                                                                       -------------
         Total servicing other assets                                    $18,250,824
                                                                       =============
         Accounts and notes payable                                      $ 3,660,173
                                                                       =============

         (1) As previously discussed, CMSLP sold all of its rights and obligations under its CMBS master and primary contracts in February 2002. CMSLP received approximately $11.3 million in cash, which includes reimbursement of advances. The Company expects to recognize a gain on sale of approximately $4.3 million, subject to adjustment of post-closing contingencies in 2002. This gain will be recognized during the second quarter of 2002. In addition, although there can be no assurance, CMSLP may receive up to an additional $0.9 million from the sale in the third quarter of 2002, which would be reflected as an additional gain on sale, following the completion of a post-closing contingency period.

     Dividends

     The terms of the New Debt significantly restrict the amount of cash dividends that can be paid. Among the other factors which impact CRIIMI MAE's dividends, if any, are (i) the level of income earned on uninsured mortgage assets, such as Subordinated CMBS (including, but not limited to, the amount of OID income, interest shortfalls and losses, on Subordinated CMBS), (ii) net operating losses, (iii) the fluctuating yields on short-term, variable-rate debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate CRIIMI MAE pays on its other borrowings, (iv) changes in operating expenses, (v) the level of income earned on CRIIMI MAE's or its subsidiaries' insured mortgage security collateral depending on prepayments, defaults, etc.,
(vi) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, distributions from its subsidiaries can be reinvested, (vii) to the extent applicable, cash dividends paid on preferred shares, (viii) to the extent applicable, whether the Company's taxable mortgage pools continue to be exempt from corporate level taxes, (ix) realized losses on certain transactions, and (x) the timing and amounts of cash flows attributable to its other lines of business - mortgage servicing and other fee income. See "BUSINESS - Risk Factors - Substantial Indebtedness; Leverage," "MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes 10 and 11 of the Notes to Consolidated Financial Statements for a further discussion of dividends.

     Taxable Mortgage Pool Risks

     See "BUSINESS - Risk Factors - Taxable Mortgage Pool Risks" for a discussion of taxable mortgage pool risks.

     Investment Company Act

     For a discussion of the Investment Company Act and the risk to the Company if it were required to register as an Investment Company, see "BUSINESS-Risk Factors-Investment Company Act Risk".

     Critical Accounting Policies

     The Company's significant accounting policies are described in Note 3 to Notes to Consolidated Financial Statements. The Company believes its most critical accounting policies (a critical accounting policy being one that is both very important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments) include the determination of fair value of the Company's Subordinated CMBS and interest income recognition related to the Subordinated CMBS.

             o Fair Value of Subordinated CMBS - Due to the limited liquidity of the subordinated CMBS market and the resulting lack of a secondary market, the Company estimates the values of its Subordinated CMBS internally. These estimates require significant judgment regarding assumptions for defaults on the underlying commercial mortgage loan collateral, resultant loss severity and discount rates. Note 5 to Notes to Consolidated Financial Statements contains a detailed discussion of the methodology used to determine the fair value of the Company's Subordinated CMBS as well as a sensitivity analysis related to the fair value of these Subordinated CMBS due to changes in assumptions related to losses on the underlying commercial mortgage loan collateral and discount rates.
             o Interest Income recognition related to Subordinated CMBS - Interest income recognition under EITF 99-20 requires the Company to make estimates regarding expected prepayment speeds as well as expected losses on the underlying commercial mortgage loan collateral (which directly impact the cash flows on the Company's Subordinated CMBS in the form of interest shortfalls and loss of principal) and the impact these factors would have on future cash flow. Note 5 to Notes to Consolidated Financial Statements details the expected realized losses by year the Company expects to incur related to its Subordinated CMBS. The cash flows the Company projects to arrive at the effective interest rate to recognize interest income are adjusted for these expected losses. The judgment regarding future expected credit losses is subjective as credit performance is particular to an individual deal's specific underlying commercial mortgage loan collateral. In general, if the Company increases its expected losses or determines such losses will occur sooner than previously projected and the CMBS's fair value is below cost, then the CMBS will be considered impaired and adjusted to fair value with the impairment charge recorded through earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market. The Company will have fluctuations in the amount of interest expense paid on its Variable-Rate Secured Borrowing primarily due to changes in one-month LIBOR. The Company will also experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury bonds as well as changes in the spread between U.S. Treasury bonds and CMBS. As of December 31, 2001, the average treasury rate used to price the Company's CMBS had decreased by approximately 6 basis points and credit spreads had widened by approximately 84 basis points compared to December 31, 2000.

     CRIIMI MAE has entered into an interest rate protection agreement to mitigate the adverse effects of rising interest rates on the amount of interest expense payable under its Variable-Rate Secured Borrowing. The cap provides protection to CRIIMI MAE to the extent the one-month LIBOR rate increases above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the one-month LIBOR rate and the cap rate. The term of the cap as well as the stated interest rate of the cap, which is currently above the current one-month LIBOR rate, will limit the amount of protection that the cap offers. The average LIBOR index was 3.89% during 2001. As of December 31, 2001, one-month LIBOR was 1.87% which was a 469 basis point decrease from December 31, 2000.

     The Company's New Debt consists of a new Variable-Rate Secured Borrowing (in the form of a repurchase transaction), and indebtedness evidenced by the Series A Senior Secured Notes and the Series B Senior Secured Notes. Operative documents evidencing the New Debt do not specifically require the Company to maintain collateral of a specific market value.

     The table below provides information about the Company's Subordinated CMBS and Insured Mortgage Securities as of December 31, 2001. For Subordinated CMBS and Insured Mortgage Securities, the table presents anticipated principal and interest cash flows based upon the assumptions used in determining the fair value of these securities and the related weighted average interest rates by expected maturity. See Notes 5 and 6 to Notes to Consolidated Financial Statements for discussion of fair value methodologies used for Subordinated CMBS and Insured Mortgage Securities.

             ESTIMATED PRINCIPAL & INTEREST CASHFLOWS
Assets (in millions)                 2002       2003       2004       2005       2006     Thereafter      Total     Fair Value
--------------------------------   ---------  ---------  ---------  ---------  ---------- ------------  ----------- -----------

Subordinated CMBS (1)                 $84.8      $85.7      $85.9      $85.7       $85.8     $2,048.4     $2,476.3      $527.7
Average Stated Interest Rate           6.8%       6.9%       6.9%       6.9%        6.9%         6.9%         6.9%

Insured Mortgage
   Securities (2)                     $91.6      $73.3      $83.4      $64.6       $42.1        $73.9       $428.9      $343.1
Average Stated Interest Rate           7.8%       7.7%       7.6%       7.6%        7.6%         7.6%         7.7%

----------------------------
(1) These amounts represent the estimated cash flows from the retained Subordinated CMBS(BB+ through unrated bonds) that are used to estimate the fair value of the Subordinated CMBS. Actual cash flows will be less than these estimated cash flows due to actual realized losses, appraisal reduction events and defaults and anticipated further realized losses, appraisal reduction events and defaults.

(2) These amounts represent the projected cash flows that were used to estimate the fair values of the Insured Mortgage Securities. The Company estimated such cash flows using an assumed constant prepayment rate ("CPR") of 35%, however it should be noted that there can be no assurance that this estimated CPR will approximate the actual CPR. In addition, the 2002 amount includes known prepayments, which occurred in January and February 2002.

     The next table provides information about the Company's debt obligations, including the New Debt, and derivative instrument as of December 31, 2001. For debt obligations, the table presents the contractual principal payments and the related weighted average interest rates (coupon) by contractual maturity date. For the cap, the table presents the notional amount of the agreement by fiscal year of maturity and weighted average strike price.

                   ESTIMATED PRINCIPAL ON DEBT OBLIGATIONS

Debt Obligations
(in millions)                      2002       2003        2004       2005      2006     Thereafter      Total      Fair Value
-------------------------------- ---------  ----------  ---------- ---------  --------  ------------  -----------  ------------
Variable Rate Secured
   Borrowing (1)                    $25.5       $16.0       $12.1    $190.6     $  --         $  --       $244.2        $244.2
Average Stated Interest Rate (2)     5.1%        5.1%        5.1%      5.1%        --            --         5.1%

Series A Senior Secured Notes(3)     $6.0       $15.5       $20.1     $19.7     $38.2         $  --        $99.5         $95.3
Average Stated Interest Rate        11.8%       11.8%       11.8%     11.8%     11.8%            --        11.8%

Series B Senior Secured Notes (4)   $  --       $  --       $  --     $  --     $  --         $63.9(4)     $63.9 (4)     $54.8
Average Stated Interest Rate        20.0%       20.0%       20.0%     20.0%     20.0%         20.0%        20.0%

Securitized Mortgage
   Obligations - Fixed Rate (5)     $67.5       $53.9       $72.1     $54.9     $95.2        $320.4       $664.0        $648.5
Average Stated Interest Rate         7.0%        7.0%        7.0%      7.0%      7.0%          7.2%         7.0%

Mortgage Payable                     $0.1        $0.1        $0.1      $0.1      $0.1          $8.2         $8.7          $7.1
Average Stated Interest Rate         7.3%        7.3%        7.3%      7.3%      7.3%          7.3%         7.3%

Derivative Contract
(in millions)
--------------------------------

Cap Contract                        $18.0      $170.0          --        --        --            --       $188.0          $0.1
Average Strike Rate                 5.25%       5.25%          --        --        --            --        5.25%


----------------------------

(1)      The projected principal payments on the Variable-Rate Secured
         Borrowing are based on the applicable amortization schedule provided in the operative documents. In addition, the projected principal payments include estimated principal payments from excess cash flow required to be applied toward the redemption of principal under the operative documents until a total of $50 million of the principal has been repaid, which is expected to occur in 2003. These principal payments are based on the Company's estimate of future cash flows as of March 15, 2002, which are subject to continuous change due to, without limitation, changes in interest rates, realized losses, appraisal reductions, interest shortfalls, credit performance of underlying loans, unanticipated expenses on foreclosed and non-performing loans, accumulated advances, prepayments, the Company's obligations in connection with REO, the Company's general and administrative expenses and other operating expenses, and cash dividends, if any, paid to shareholders. There can be no assurance that projected cash flows will approximate the actual cash flows.

(2)      The stated annual interest rate on the Variable-Rate Secured
         Borrowing is LIBOR plus 3.25%.The average stated interest rate assumes that LIBOR is unchanged from the December 31, 2001 LIBOR rate of 1.87% over the remaining term of the debt. Any changes in the LIBOR rate will affect the actual principal payments on the Company's Variable-Rate Secured Borrowing in the future.

(3)      The projected principal payments on the Series A Senior Secured
         Notes are based, in part, on the Company's estimate of the cash flows from the collateral securing the Series A Senior Secured Notes as of March 15, 2002. In addition, there are principal payment obligations of $5 million, $15 million, and $15 million due on April 16, 2003, 2004 and 2005, respectively. If the Company fails to make any one of these payments, the interest rate on the unpaid principal amount would increase by 200 basis points if certain miscellaneous collateral is not sold or otherwise disposed of by the noteholders. These projected cash flows are subject to continuous change due to, without limitation, changes in interest rates, realized losses, appraisal reductions, interest shortfalls, credit performance of underlying loans, unanticipated expenses on foreclosed and non-performing loans, accumulated advances, prepayments, the Company's obligations in connection with REO, the Company's general and administrative expenses and other operating expenses, and cash dividends, if any, paid to shareholders. There can be no assurance that the projected cash flows will approximate the actual cash flows.

(4) The Series B Senior Secured Notes have no contractual principal payment requirements until maturity on April 15, 2007. The Series B Senior Secured Notes accrete interest at an annual rate of 7%. This accreted interest is added to the principal balance semi-annually on the interest payment dates. For purposes of this disclosure, the Company has not included any future accreted interest in the contractual principal payment amount at maturity. The Company estimates as of March 15, 2002 that the total principal payment due at maturity, including accreted interest, will be approximately $93 million.

(5) The projected principal payments on the securitized mortgage obligations are based on the projected cash flows that were used to estimate the December 31, 2001 fair values of the related securities, which collateralize this debt. The 2002 amounts include known prepayments, which occurred in January and February 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are set forth in this Annual Report on Form 10-K commencing on page 70.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

     The information required by Part III (Item 10-Directors and Executive Officers, Item 11-Executive Compensation, Item 12-Security Ownership of Certain Beneficial Owners and Management and Item 13-Certain Relationships and Related Transactions) is incorporated herein by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A relating to the Registrant's 2002 annual meeting of stockholders.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      List of documents filed as part of this report:

                  1 and 2. Financial Statements and Financial Statement
                  Schedules

Description                                                                                    Page
-----------                                                                                    ----
Report of Independent Public Accountants........................................................70

Consolidated Balance Sheets as of December 31, 2001 and 2000....................................71

Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999..............................................................72

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
  for the years ended December 31, 2001, 2000 and 1999..........................................73

Consolidated Statements of Cash Flows
  for the years ended December 31, 2001, 2000 and 1999..........................................74

Notes to Consolidated Financial Statements .....................................................75


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

(a) 3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession.

          a. Third Amended Joint Plan of Reorganization as confirmed by the United States Bankruptcy Court for the District of Maryland, Greenbelt Division on November 22, 2000 (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on December 28, 2000).

Exhibit No. 3 - Articles of Incorporation and bylaws.

          a. Articles of Amendment and Restatement of CRIIMI MAE Inc., including Exhibit A, Exhibit B, Exhibit C and Exhibit D thereto pertaining to the preferences, conversion and other rights, voting powers, restrictions and limitations as to dividends, qualifications and terms and conditions of
               redemption  of the Series  B  Cumulative   Convertible  Preferred
               Stock, Series E Cumulative Convertible Preferred Stock, the Series F Redeemable Cumulative Dividend Preferred Stock and the Series G Redeemable Cumulative Dividend Preferred Stock, respectively, filed with the Maryland State Department of Assessments and Taxation on April 17, 2001 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on June 1, 2001).

          b. Articles of Amendment to Exhibit B of the Articles of Amendment and Restatement of CRIIMI MAE Inc. which pertains to the preferences, conversion and other rights, voting powers, restrictions and limitations as to dividends, qualifications and terms and conditions of redemption of the Series E Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

          c.   Second   Amended   and   Restated   Bylaws  of  CRIIMI  MAE  Inc.
               (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the SEC on June 1, 2001).

          d. Articles of Incorporation of CBO REIT, Inc. filed with the Maryland State Department of Assessments and Taxation on April 11, 2001 (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed with the SEC on June 1, 2001).

          e. Bylaws of CBO REIT, Inc., effective as of April 17, 2001 (incorporated by reference to Exhibit 3.4 to Current Report on Form 8-K filed with the SEC on June 1, 2001).

          f.   Certificate   of   Incorporation   of  CRIIMI  MAE  QRS  1,  Inc.
               (incorporated by reference to Exhibit 3(p) to Annual Report on Form 10-K for 1996.)

          g.   Bylaws of CRIIMI MAE QRS 1, Inc.  (incorporated  by  reference to
               Exhibit 3(q) to Annual Report on Form 10-K for 1996).

          h. Certificate of Incorporation of CRIIMI MAE CMBS Corp (filed herewith).

          i.   Bylaws of CRIIMI MAE CMBS Corp (filed herewith).

          j. Articles of Incorporation of CRIIMI MAE Financial Corporation (incorporated by reference to Exhibit 3.1 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on September 12, 1995).

          k. By-laws of CRIIMI MAE Financial Corporation (incorporated by reference to Exhibit 3.2 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on September 12,
               1995).

          l. Articles of Incorporation of CRIIMI MAE Financial Corporation II (incorporated by reference to Exhibit 3(q) to Annual Report on Form 10-K for 1995).

          m. Bylaws of CRIIMI MAE Financial Corporation II (incorporated by reference to Exhibit 3(r) to Annual Report on Form 10-K for
               1995).

          n. Articles of Incorporation of CRIIMI MAE Financial Corporation III (incorporated by reference to Exhibit 3(s) to Annual Report on Form 10-K for 1995).

          o. Bylaws of CRIIMI MAE Financial Corporation III (incorporated by reference to Exhibit 3(t) to Annual Report on Form 10-K for
               1995).

          p. Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of June 1, 1995 between CRIIMI MAE Management, Inc. and CRIIMI MAE Services, Inc. (incorporated by reference to Exhibit 3(n) to Annual Report on Form 10-K for
               1995).

          q. First Amendment to the Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of December 31, 1995 between CRIIMI MAE Management Inc. and CRIIMI MAE Services, Inc. (incorporated by reference to Exhibit 3(g) to Annual Report on Form 10-K for 1998).

          r. Second Amendment to the Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of January 2, 1997 between CRIIMI MAE Management Inc. and CRIIMI MAE Services, Inc. (incorporated by reference to Exhibit 3(h) to Annual Report on Form 10-K for 1998).

          s. Third Amendment to the Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of December 31, 1997 between CRIIMI MAE Management Inc. and CRIIMI MAE Services, Inc. (incorporated by reference to Exhibit 3(i) to Annual Report on Form 10-K for 1998).

          t. Fourth Amendment to Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of March 9, 2001 between CRIIMI MAE Services, Inc., CRIIMI MAE Management, Inc. and CMSLP Holding Company, Inc. (filed herewith).

          u. Articles of Merger merging CRI Acquisition, Inc., CRICO Mortgage Company, Inc. and CRI/AIM Management, Inc. into CRIIMI MAE Management, Inc. (incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for 1995).

          v. Agreement and Articles of Merger between CRIIMI MAE Inc. and CRI Insured Mortgage Association, Inc. as filed with the Office of the Secretary of the State of Delaware (incorporated by reference to Exhibit 3(f) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

          w. Agreement and Articles of Merger between CRIIMI MAE Inc. and CRI Insured Mortgage Association, Inc. as filed with the State Department of Assessment and Taxation for the State of Maryland (incorporated by reference to Exhibit 3(g) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).


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

          b. Indenture, dated as of April 17, 2001, and all exhibits and schedules thereto, by and between CRIIMI MAE Inc. and Wells Fargo Bank Minnesota, National Association, as trustees relating to the Series B Notes (incorporated by reference to Exhibit T3C to Amendment No. 2 to Form T-3 relating to Series B Notes Indenture filed with the SEC on April 13, 2001).

          c. Registrant's 2001 Stock Incentive Plan (incorporated by reference to Annex B to Definitive Proxy Statement filed with the SEC on August 16, 2001).

          d. Registrant's Second Amended and Restated Stock Option Plan for Key Employees (incorporated by reference herein to Exhibit G to Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed with the SEC on September 22, 2000).

          e.   Dividend  Reinvestment and Stock Purchase Plan between CRIIMI MAE
               Inc.  and  shareholders   (incorporated  by  reference  from  the
               registration statement on Form S-3A filed December 9, 1997).

          f. Prospectus dated July 8, 1998 whereby CRIIMI MAE Inc. offers participation in its Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from Form S-3 filed on July 9,
               1998).


Exhibit No. 10 - Material contracts.

          a. Master Repurchase Agreement and Annex I to the Master Repurchase Agreement, including Schedule 1-A (CBO-2 Securities), Schedule 1-B (CBO-1/Nomura Securities), Schedule 1-D (Loss Threshold Amount) and Disclosure Schedule thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 1, 2001).

          b. Security and Pledge Agreement, dated as of April 17, 2001, made by CRIIMI MAE Inc. in favor of Merrill Lynch, Pierce, Fenner &
               Smith Incorporated, as collateral agent (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 1, 2001).

          c. Addendum to Security and Pledge Agreement, dated as of April 17, 2001, executed by CBO REIT, Inc. and accepted and agreed to by Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as collateral agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on August 14, 2001).

          d. Security, Pledge and Collateral Assignment Agreement, dated as of April 17, 2001, among the Company, CRIIMI MAE Management, Inc.
               and CM Mallers Building, Inc. in favor of Wells Fargo Bank Minnesota, National Association, as collateral agent (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 14, 2001).

          e. Foreclosure/Transfer Agreement, dated as of April 17, 2001, among CRIIMI MAE Inc., Merrill Lynch International, acting through its agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Bank

               Minnesota,  National  Association,  acting as trustee  under  two
               Indentures relating to Series A Notes and Series B Notes (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 1, 2001).

          f. Intercreditor Agreement, dated as of April 17, 2001, among Merrill Lynch International, acting through its agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Bank Minnesota, National Association, acting as trustee under two indentures relating to the Series A Notes and Series B Notes (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on June 1, 2001).

          g. Employment Agreement dated and effective as of June 29, 2001 between the Company and William B. Dockser (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 10, 2001).

          h. Employment Agreement dated and effective as of June 29, 2001 between the Company and H. William Willoughby (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 10, 2001).

          i. Employment Agreement, dated and effective as of July 25, 2001, between the Company and David B. Iannarone (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 14, 2001).

          j. Employment Agreement, dated and effective as of July 25, 2001, between the Company and Cynthia O. Azzara (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 14, 2001).

          k. Employment Agreement, dated and effective as of July 25, 2001, between the Company and Brian L. Hanson (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 14, 2001).

          l. CRIIMI MAE Management, Inc. Retirement Plan's Plan Agreement #001 dated July 7, 1997 between CRIIMI MAE Management, Inc. and Putnam Fiduciary Trust Company (filed herewith).

          m. Putnam Basic Plan Document #07 for the CRIIMI MAE Management, Inc. Retirement Plan effective as of September 1, 1997 (filed herewith).

          n. First Amendment to the CRIIMI MAE Management, Inc. Retirement Plan dated September 1, 1997 (filed herewith).

          o. Second Amendment to the CRIIMI MAE Management, Inc. Retirement Plan dated December 1, 1999 (filed herewith).

          p. Third Amendment to the CRIIMI MAE Management, Inc. Retirement Plan dated December 20, 2000 (filed herewith).

          q. Preferred Stock Exchange Agreement entered into July 26, 2000 by CRIIMI MAE Inc. and the holder of its Series D Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit
               99.8 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2000).

          r.   Preferred  Stock Exchange  Agreement  between CRIIMI MAE Inc. and
               MeesPierson    Investments   Inc.   dated   February   22,   2000
               (incorporated  by
               reference to Exhibit 99.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2000).

          s. Terms Indenture Agreement dated May 8, 1998 between CRIIMI MAE Commercial Mortgage Trust and the trustee (filed herewith).

          t. Standard Indenture Provisions dated as of May 8, 1998 related to Terms Indenture Agreement dated May 8, 1998 between CRIIMI MAE Commercial Mortgage Trust and the trustee (filed herewith).

          u. Indenture Agreement dated December 20, 1996 between CRIIMI MAE QRS 1, Inc. and the trustee (incorporated by reference from Exhibit 4(sss) to Annual Report on Form 10-K for 1996).

          v. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds, Class A-1 (incorporated by reference to Exhibit 4(ttt) to Annual Report on Form 10-K for 1996).

          w. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds, Class A-2 (incorporated by reference to Exhibit 4(uuu) to Annual Report on Form 10-K for 1996).

          x.   Form of Bond to CRIIMI  MAE Trust 1  Commercial  Mortgage  Bonds,
               Class B (incorporated by reference to Exhibit 4(vvv) to Annual Report on Form 10-K for 1996).

          y.   Form of Bond to CRIIMI  MAE Trust 1  Commercial  Mortgage  Bonds,
               Class C (incorporated by reference to Exhibit 4(www) to Annual Report on Form 10-K for 1996).

          z.   Form of Bond to CRIIMI  MAE Trust 1  Commercial  Mortgage  Bonds,
               Class D (incorporated by reference to Exhibit 4(xxx) to Annual Report on Form 10-K for 1996).

          aa.  Form of Bond to CRIIMI  MAE Trust 1  Commercial  Mortgage  Bonds,
               Class E (incorporated by reference to Exhibit 4(yyy) to Annual Report on Form 10-K for 1996).

          bb.  Form of Bond to CRIIMI  MAE Trust 1  Commercial  Mortgage  Bonds,
               Class F (incorporated by reference to Exhibit 4(zzz) to Annual Report on Form 10-K for 1996).

          cc. Form of Indenture between CRIIMI MAE Financial Corporation and the trustee (incorporated by reference to Exhibit 4.1 to S-3 Registration Statement filed with the Securities and Exchange Commission on September 12, 1995).

          dd. Form of Bond (incorporated by reference to Exhibit 4.2 to S-3 Registration Statement filed with the Securities and Exchange Commission on September 12, 1995).

          ee. Seven Percent Funding Note due September 17, 2031 dated September 22, 1995 between CRIIMI MAE Financial Corporation II and the Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 4(bbb) to Annual Report on Form 10-K for 1995).

          ff. Funding Note Purchase and Security Agreement dated as of September 22, 1995 among the Federal Home Loan Mortgage Corporation, CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation II (incorporated by reference to Exhibit 4(ccc) to Annual Report on Form 10-K for 1995).

          gg. Assignment and Agreement dated as of September 22, 1995 between CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation II (incorporated by reference to Exhibit 4(ddd) to Annual Report on Form 10-K for 1995).

          hh. Funding Note dated December 15, 1995 between CRIIMI MAE Financial Corporation III and the Federal National Mortgage Association (incorporated by reference to Exhibit 4(lll) to Annual Report on Form 10-K for 1995).

          ii. Assignment and Agreement dated as of the 15th day of December, 1995, by and between CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation III (incorporated by reference from Exhibit 4(mmm) to Annual Report on Form 10-K for 1995).

          jj. Funding Note Issuance and Security Agreement dated as of December 15, 1995 among Federal National Mortgage Association, CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation III (incorporated by reference to Exhibit 4(nnn) to Annual Report on Form 10-K for
               1995).

          kk. Administrative Services Agreement dated June 30, 1995 between CRIIMI MAE Inc. and C.R.I., Inc. (incorporated by reference to
               Exhibit 10(d) to Annual Report on Form 10-K for 1995).

          ll. Asset Purchase Agreement dated as of June 30, 1995 among CRICO Mortgage Company, Inc., CRIIMI MAE Services, Inc., William B. Dockser and H. William Willoughby (incorporated by reference to
               Exhibit 10(e) to Annual Report on Form 10-K for 1995).

          mm. Asset Purchase Agreement dated as of June 30, 1995 among CRI/AIM Management, Inc., CRIIMI MAE Services, Inc., William B. Dockser and H. William Willoughby (incorporated by reference to Exhibit 10(f) to Annual Report on Form 10-K for 1995).

          nn. Sublease dated June 30, 1995 between C.R.I., Inc. and CRIIMI MAE Inc. (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for 1995).

          oo. Reimbursement Agreement dated as of June 30, 1995 between CRIIMI MAE Management, Inc. and C.R.I., Inc. (incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for 1995).

          pp. Certificate of Merger dated June 30, 1995 merging CRICO Mortgage Company, Inc., CRI/AIM Management, Inc. and CRI Acquisition, Inc. into CRIIMI MAE Management, Inc. (incorporated by reference to
               Exhibit 10(k) to Annual Report on Form 10-K for 1995).

          qq. Asset Purchase Agreement dated as of June 30, 1995 among C.R.I., Inc., CRI Acquisition, Inc. and William B. Dockser and H. William Willoughby

              (incorporated by reference from Exhibit 10(l) to the Annual Report on Form 10-K for 1995).

          rr. Allonge to Amended and Restated Promissory Note dated as of June 23, 1995 between C.R.I., Inc. and CRI/AIM Management, Inc. (incorporated by reference to Exhibit 10(c) to Annual Report on Form 10-K for 1995).

          ss. Revised Form of Advisory Agreement (incorporated by reference to Exhibit No. 10.2 to Registration Statement).


Exhibit No. 18 - Letter re change in accounting principles

          a. Letter from the Company's independent public accountants, Arthur Andersen LLP, regarding the change in accounting policy related to the recognition of special servicing fee revenue by CRIIMI MAE Services Limited Partnership, a wholly owned subsidiary of the Company (incorporated by reference to Exhibit 18 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

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

          c. CRIIMI MAE Financial Corporation II, incorporated in the State of Maryland.

          d. CRIIMI MAE Financial Corporation III, incorporated in the State of Maryland.

          e. CRIIMI MAE Management, Inc., incorporated in the State of Maryland.

          f.   CRIIMI MAE QRS 1, Inc., incorporated in the State of Delaware.

          g. CRIIMI MAE Services Limited Partnership, formed in the State of Maryland.

          h.   CRIIMI MAE CMBS Corp., incorporated in the State of Delaware.

          i.   CBO REIT, Inc., incorporated in the State of Maryland.

          j. CMSLP Management Company, Inc., incorporated in the State of Maryland.

          k. CMSLP Holding Company, Inc., incorporated in the State of Maryland.


Exhibit No. 99 - Additional Exhibits

          a. Stipulation and Consent Order selling certain commercial mortgage-backed securities to Lehman Ali Inc. free and clear of liens, claims and encumbrances entered April 19, 2000 (incorporated by reference from Exhibit 99(a) to the Quarterly Report on Form 10-Q for quarter ended March 31, 2000).

          b. Motion for Entry of an Order Amending Stipulation and Agreed Order Selling certain Commercial Mortgage-Backed Securities to German American Capital Corporation Free and Clear of Liens, Claims and Encumbrances entered August 3, 2000 (incorporated by reference from Exhibit 99(d) to the Quarterly Report on Form 10-Q for quarter ended June 30, 2000).

          c. Notice of Motion to Approve Stipulation and Consent Order Selling Certain Commercial Mortgage-Backed Securities to Lehman Ali, Inc. Free and Clear of Liens, Claims and Encumbrances entered March 21, 2000 (incorporated by reference from Exhibit 99(a) to the Quarterly Report on Form 10-Q for quarter ended September 30,
               2000).

          d. Notice of Motion to Approve Stipulation and Consent Order Selling Certain Commercial Mortgage-Backed Securities to ORIX Real Estate Capital Markets, LLC Free and Clear of Liens, Claims and Encumbrances and Compromising and Settling Claims entered on September 21, 2000 (incorporated by reference from Exhibit 99(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

          e. Stipulation and Consent Order selling certain Commercial Mortgage-Backed Securities to ORIX Real Estate Capital Markets, LLC Free and Clear of Liens, Claims and Encumbrances and Compromising and Settling claims entered by the Bankruptcy Court on October 12, 2000 (incorporated by reference from Exhibit 99(g) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

          f. Amendment to Agreed Proceeds in Connection with Stipulation and Consent Order selling certain Commercial Mortgage-Backed Securities to ORIX Real Estate Capital Markets, LLC Free and Clear of Liens, Claims and Encumbrances and Compromising and Settling Claims entered by the Bankruptcy Court on October 30, 2000 (incorporated by reference from Exhibit 99(h) to the Quarterly Report on Form 10-Q for the quarter ended September 30,
               2000).

          g. Order confirming Third Amended Joint Plan of Reorganization entered by the United States Bankruptcy Court for the District of Maryland, Greenbelt on November 22, 2000 (the "Confirmation Order") (incorporated by reference from Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission on December 28,
               2000).

          h. Exhibit 11 in support of the Confirmation Order - CMBS Sale Portfolio Schedule filed with the Bankruptcy Court on November 15, 2000 (incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission on January 22,
               2001).

          i. Exhibit 13 in support of the Confirmation Order - Definition of Distribution Record filed with the Bankruptcy Court on November 15, 2000 (incorporated by reference to Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on January 22,
               2001).

          j. Exhibit 14 in support of the Confirmation Order - Unaudited Pro Forma Consolidated Financial Statements and Projected Financial Information filed with the Bankruptcy Court on November 15, 2000 (incorporated by reference to Exhibit 99.3 to Form 8-K filed with the Securities and Exchange Commission on January 22, 2001).

          k. Exhibit 17 in support of the Confirmation Order - Liquidation Analysis filed with the Bankruptcy Court on November 15, 2000 (incorporated by reference to Exhibit 99.4 to Form 8-K filed with the Securities and Exchange Commission on January 22, 2001).

          l. Special Serviced Loan Report relating to specially serviced loans underlying the Company's CMBS as of March 31, 2001 (incorporated by reference to Exhibit 99(a) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

          m. Special Serviced Loan Report relating to specially serviced loans underlying the Company's CMBS as of June 30, 2001 (incorporated by reference to Exhibit 99(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

          n. Special Serviced Loan Report relating to specially serviced loans underlying the Company's CMBS as of September 30, 2001 (incorporated by reference to Exhibit 99(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

          o. Special Serviced Loan Report relating to specially serviced loans underlying the Company's CMBS as of December 31, 2001 (filed herewith).

          p. Letter to Securities and Exchange Commission from the Company dated March 27, 2002 regarding the representations received from Arthur Andersen LLP in connection with its audit of the Company's December 31, 2001 consolidated financial statements (filed herewith).

(b)      Reports on Form 8-K

              Date                                         Purpose

         December 19, 2001                      To report the Company's mortgage
                                                servicing subsidiary's, CRIIMI
                                                MAE Services Limited
                                                Partnership, plan to increase
                                                its emphasis on loan management
                                                and special servicing and its
                                                intention to sell its remaining
                                                master and primary servicing
                                                contracts.

(c)      Exhibits

         The list of Exhibits required by Item 601 of Regulation S-K is included in Item (a)(3) above.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CRIIMI MAE INC.


March 27, 2002                                  /s/William B. Dockser
----------------------                          ---------------------------
DATE                                            William B. Dockser
                                                Chairman of the Board and
                                                Principal Executive Officer

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William B. Dockser and H. William Willoughby, jointly and severally, his attorney-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 27, 2002                             /s/William B. Dockser
--------------                             -------------------------------
DATE                                       William B. Dockser
                                           Chairman of the Board and
                                           Principal Executive Officer


March 27, 2002                             /s/H. William Willoughby
--------------                             -------------------------------
DATE                                       H. William Willoughby
                                           Director, President and
                                           Secretary


March 27, 2002                             /s/Cynthia O. Azzara
--------------                             -------------------------------
DATE                                       Cynthia O. Azzara
                                           Senior Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Principal Accounting Officer


March 21, 2002                             /s/John R. Cooper
--------------                             -------------------------------
DATE                                       John R. Cooper
                                           Director


March 21, 2002                             /s/Alan M. Jacobs
--------------                             -------------------------------
DATE                                       Alan M. Jacobs
                                           Director


March 21, 2002                             /s/Donald J. MacKinnon
--------------                             -------------------------------
DATE                                       Donald J. MacKinnon
                                           Director


March 21, 2002                             /s/Robert J. Merrick
--------------                             -------------------------------
DATE                                       Robert J. Merrick
                                           Director


March 22, 2002                             /s/Donald C. Wood
--------------                             -------------------------------
DATE                                       Donald C. Wood
                                           Director

March 21, 2002                             /s/Robert E. Woods
--------------                             -------------------------------
DATE                                       Robert E. Woods
                                           Director

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of CRIIMI MAE Inc.:

     We have audited the accompanying consolidated balance sheets of CRIIMI MAE Inc. and its subsidiaries (CRIIMI MAE) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of CRIIMI MAE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRIIMI MAE as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 3 to the consolidated financial statements, effective January 1, 2001, CRIIMI MAE changed its method of accounting for derivatives. In addition, as discussed in Note 3 to the consolidated financial statements, effective January 1, 2001, CRIIMI MAE Services Limited Partnership, a wholly-owned subsidiary of CRIIMI MAE, changed its method of accounting related to the recognition of special servicing fee revenue.




/s/Arthur Andersen, LLP
Vienna, Virginia
March 21, 2002

                         CRIIMI MAE INC.
                   CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,
                                                                  -------------------------------------
                                                                         2001                2000
                                                                  -----------------   -----------------
Assets:
  Mortgage assets:
    Subordinated CMBS and Other MBS, at fair value                   $ 536,204,992       $ 109,266,975
    Subordinated CMBS pledged to Securitized Mortgage
         Obligation-CMBS, at fair value                                296,477,050         283,336,965
    Subordinated CMBS pledged to creditors, at fair value                        -         464,242,328
    Insured mortgage securities, at fair value                         343,091,303         385,751,407
  Equity investments                                                     9,312,156          33,779,658
  Other assets                                                          37,180,968          38,043,461
  Receivables                                                           18,973,680          41,003,072
  Servicing other assets                                                18,250,824                   -
  Servicing cash and cash equivalents                                    6,515,424                   -
  Restricted cash and cash equivalents                                  38,214,277          95,846,001
  Other cash and cash equivalents                                       10,783,449         106,569,778
                                                                  -----------------   -----------------
Total assets                                                       $ 1,315,004,123     $ 1,557,839,645
                                                                  =================   =================

Liabilities:
  Variable-rate secured borrowing                                    $ 244,194,590     $             -
  Series A senior secured notes                                         99,505,457                   -
  Series B senior secured notes                                         63,937,383                   -
  Payables and accrued expenses                                         25,946,959          33,415,632
  Mortgage payable                                                       7,109,252                   -
  Servicing liabilities                                                  3,660,173                   -
  Securitized mortgage obligations:
    Collateralized bond obligations-CMBS                               283,047,470         280,520,265
    Collateralized mortgage obligations-
       insured mortgage securities                                     326,558,161         364,649,925
  Liabilities subject to Chapter 11 proceedings:
      Secured:
        Variable-rate secured borrowings-CMBS                                    -         367,535,895
        Other financing facilities                                               -           1,300,000
        Payables and accrued expenses                                            -           2,166,936
      Unsecured:
        Senior unsecured notes                                                   -         100,000,000
        Other financing facilities                                               -          89,749,522
        Payables and accrued expenses                                            -          50,243,454
                                                                  -----------------   -----------------
Total liabilities                                                    1,053,959,445       1,289,581,629
                                                                  -----------------   -----------------

Shareholders' equity:
  Convertible preferred stock, $0.01 par; 75,000,000 and
    25,000,000 shares authorized; 3,597,992 and 6,124,527
    shares issued and outstanding, respectively                             35,980              61,245
  Common stock, $0.01 par; 300,000,000 and 120,000,000
    shares authorized; 12,937,341 and 6,235,317 shares
    issued and outstanding, respectively                                   129,373              62,353
  Accumulated other comprehensive income (loss):
    Unrealized losses on mortgage assets                                (6,060,398)         (3,019,679)
    Unrealized loss on interest rate cap                                  (383,200)                  -
  Additional paid-in capital                                           632,887,967         612,496,343
  Accumulated deficit                                                 (365,565,044)       (341,342,246)
                                                                  -----------------   -----------------

Total shareholders' equity                                             261,044,678         268,258,016
                                                                  -----------------   -----------------

Total liabilities and shareholders' equity                         $ 1,315,004,123     $ 1,557,839,645
                                                                  =================   =================

                    The accompanying notes are an integral part of these
                              consolidated financial statements.

                                 CRIIMI MAE INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                            For the years ended December 31,
                                                                                      2001              2000             1999
                                                                                ----------------- ----------------- ----------------
Interest income:
   Subordinated CMBS                                                               $ 105,522,833     $ 137,072,372    $ 154,205,383
   Insured mortgage securities                                                        28,852,719        30,668,228       33,405,171
   Originated loans                                                                            -        27,511,041       34,712,674
                                                                                ----------------- ----------------- ----------------
   Total interest income                                                             134,375,552       195,251,641      222,323,228
                                                                                ----------------- ----------------- ----------------
Interest and related expenses:
   Variable-rate secured borrowing                                                    14,648,215                 -                -
   Series A senior secured notes                                                       8,780,576                 -                -
   Series B senior secured notes                                                       9,224,817                 -                -
   Fixed-rate collateralized bond obligations-CMBS                                    25,518,425        25,345,519       22,054,939
   Fixed-rate collateralized mortgage obligations-
        insured securities                                                            27,097,730        30,211,712       33,382,959
   Fixed-rate collateralized mortgage obligations-
        originated loans                                                                       -        22,716,109       27,479,268
   Variable-rate secured borrowings-CMBS                                               7,325,059        43,785,955       52,195,828
   Fixed-rate senior unsecured notes                                                   2,712,142         9,125,004        9,125,004
   Other interest expense                                                              2,480,604         8,182,070        7,098,832
                                                                                ----------------- ----------------- ----------------
   Total interest expense                                                             97,787,568       139,366,369      151,336,830
                                                                                ----------------- ----------------- ----------------
Net interest margin                                                                   36,587,984        55,885,272       70,986,398
                                                                                ----------------- ----------------- ----------------
   General and administrative expenses                                               (11,548,759)      (11,301,385)     (12,049,256)
   Amortization of assets acquired in the Merger                                      (2,877,576)       (2,877,576)      (2,877,576)
   Equity in (losses) earnings from investments                                       (1,632,042)        1,512,005       (1,243,562)
   Servicing revenue                                                                   6,886,057                 -                -
   Servicing general and administrative expenses                                      (5,882,889)                -                -
   Servicing amortization, depreciation and impairment                                (1,699,186)                -                -
   Servicing restructuring expense                                                      (437,723)                -                -
   Other income, net                                                                   4,186,837         4,915,320        3,024,068
   Net (losses) gains on mortgage security and originated loan dispositions              (41,982)          524,395        2,531,074
   Impairment on CMBS                                                                (34,654,930)     (143,478,085)               -
   Hedging loss                                                                       (1,073,392)                -                -
   Unrealized loss on warehouse obligation                                                     -                 -       (8,000,000)
   Litigation expense                                                                          -        (2,500,000)               -
   Reorganization items                                                               (1,813,220)      (66,072,460)    (178,899,959)
   Emergence financing origination fee                                                (3,936,616)                -                -
                                                                                ----------------- ----------------- ----------------
                                                                                     (54,525,421)     (219,277,786)    (197,515,211)
                                                                                ----------------- ----------------- ----------------
   Net loss before extraordinary item and cumulative effect
           of changes in accounting principles                                       (17,937,437)     (163,392,514)    (126,528,813)

   Extraordinary item-gain on debt extinguishment                                              -        14,808,737                -

   Cumulative effect of adoption of SFAS 133                                            (135,142)                -                -

   Cumulative effect of change in accounting principle related to
       servicing revenue                                                               1,995,262                 -                -
                                                                                ----------------- ----------------- ----------------
   Net loss before dividends accrued or paid on preferred shares                     (16,077,317)     (148,583,777)    (126,528,813)

   Dividends accrued or paid on preferred shares                                      (8,145,481)       (6,911,652)      (5,840,152)
                                                                                ----------------- ----------------- ----------------
   Net loss to common shareholders                                                 $ (24,222,798)   $ (155,495,429)  $ (132,368,965)
                                                                                ================= ================= ================
   Net loss to common shareholders per common share:
       Basic and Diluted - before extraordinary item and cumulative effect
       of changes in accounting principles                                               $ (2.35)         $ (27.40)        $ (24.51)
                                                                                ================= ================= ================
       Basic and Diluted - after extraordinary item and cumulative effect
       of changes in accounting principles                                               $ (2.18)         $ (25.02)        $ (24.51)
                                                                                ================= ================= ================
   Shares used in computing basic (loss) earnings per share                           11,087,790         6,214,479        5,399,978
                                                                                ================= ================= ================
   Pro forma net loss to common shareholders before extraordinary item and cumulative effect of changes in accounting principles - change in
     accounting for servicing revenue                                              $ (26,082,918)   $ (169,925,028)  $ (131,835,569)
                                                                                ================= ================= ================
   Pro forma net loss to common shareholders - Change in accounting for
     servicing revenue                                                             $ (26,218,060)   $ (155,116,291)  $ (131,835,569)
                                                                                ================= ================= ================

               The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      CRIIMI MAE INC.
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
                                    COMPREHENSIVE INCOME
                     For the years ended December 31, 2001, 2000 and 1999

                                                                                        Accumulated
                                  Preferred    Common     Additional                       Other          Total
                                  Stock Par   Stock Par     Paid-in     Accumulated    Comprehensive   Shareholders'  Comprehensive
                                    Value       Value      Capital        Deficit      Income (Loss)     Equity       Income (Loss)
                                  ---------- ---------- -------------- -------------   -------------   -----------    -------------
Balance at December 31, 1998       $ 18,170   $ 52,898  $ 559,061,146  $          -   $ (251,255,309)  $307,876,905

   Net loss                               -          -              -  (126,528,813)               -   (126,528,813)  $(126,528,813)
    Other comprehensive income:
     Adjustment to unrealized losses
          on mortgage assets              -          -              -             -       43,833,521     43,833,521      43,833,521
                                                                                                                      -------------
    Comprehensive loss                                                                                                $ (82,695,292)
                                                                                                                      =============

   Dividends accrued on preferred
    shares                                -          -              -    (5,840,152)               -    (5,840,152)
   Conversion of preferred shares
    into common shares               (7,765)     7,055            710             -                -             -
   Common shares issued                   -          2          7,123             -                -         7,125
   Preferred shares issued           16,066          -     16,049,884   (16,065,950)               -             -
                                  ---------- ---------- -------------- -------------   -------------   -----------
Balance at December 31, 1999         26,471     59,955    575,118,863  (148,434,915)    (207,421,788)  219,348,586

   Net loss                               -          -              -  (148,583,777)               -  (148,583,777)  $(148,583,777)
    Other comprehensive income:
     Adjustment to unrealized losses
          on mortgage assets              -          -              -             -      204,402,109   204,402,109     204,402,109
                                                                                                                     --------------
    Comprehensive income                                                                                             $  55,818,332
                                                                                                                     ==============
   Dividends accrued on preferred
    shares                                -          -              -    (6,911,652)               -    (6,911,652)
   Conversion of preferred shares
    into common shares               (2,638)     2,396            242             -                -             -
   Common shares issued                   -          2          2,748             -                -         2,750
   Preferred shares issued           37,412          -     37,374,490   (37,411,902)               -             -
                                  ---------- ---------- -------------- -------------   -------------   -----------
Balance at December 31, 2000         61,245     62,353    612,496,343  (341,342,246)      (3,019,679)  268,258,016

   Net loss                               -          -              -   (16,077,317)               -   (16,077,317)  $ (16,077,317)
    Other comprehensive income:
     Adjustment to unrealized losses
          on mortgage assets              -          -              -             -       (3,040,719)   (3,040,719)     (3,040,719)
     Adjustment to unrealized loss
         on interest rate cap             -          -              -             -         (383,200)     (383,200)       (383,200)
                                                                                                                     --------------
    Comprehensive loss                                                                                               $ (19,501,236)
                                                                                                                     ==============
   Dividends accrued or paid on
    preferred shares                      -          -              -    (8,145,481)              -     (8,145,481)
   Common shares issued related
    to preferred stock dividends          -     30,334     20,405,150             -               -     20,435,484
   Conversion of preferred shares
    into common shares              (25,265)    36,695        (11,430)            -               -              -
   Common shares issued                   -          2          1,458             -               -          1,460
   Common shares redeemed in
    reverse stock split in lieu
    of fractional shares                  -        (11)        (3,554)            -               -         (3,565)
                                  ---------  ---------- ------------- --------------   ------------   -------------
Balance at December 31, 2001       $ 35,980  $ 129,373  $ 632,887,967 $(365,565,044)  $ (6,443,598)   $261,044,678
                                  =========  ========== ============= ==============   ============   =============

                   The accompanying notes are an integral part of these
                              consolidated financial statements.

                             CRIIMI MAE INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the years ended December 31,
                                                                          2001               2000               1999
                                                                    ----------------- ------------------- ------------------
Cash flows from operating activities:
    Net loss                                                           $ (16,077,317)     $ (148,583,777)    $ (126,528,813)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Amortization of discount and deferred financing costs on debt       7,793,071           8,535,024          8,701,571
       Amortization of assets acquired in the Merger                       2,877,576           2,877,576          2,877,576
       Depreciation and other amortization                                 1,130,470           1,191,587          2,407,103
       Discount amortization on mortgage assets, net                     (10,121,136)        (14,179,631)        (1,004,995)
       Net losses (gains) on mortgage security and originated loan
         dispositions                                                         41,982            (524,395)        (2,531,074)
       Equity in losses (income) from investments                          1,632,042          (1,512,005)         1,243,562
       Servicing amortization, depreciation and impairment                 1,699,186                   -                  -
       Impairment on CMBS                                                 34,654,930         143,478,085                  -
       Hedging loss                                                        1,208,534                   -                  -
       Unrealized loss on warehouse obligation                                     -                   -          8,000,000
       Cumulative effect of change in accounting principle related to
           servicing revenue                                              (1,995,262)                  -                  -
       Changes in assets and liabilities:
          Decrease (increase) in restricted cash and cash equivalents     57,631,724         (57,809,377)       (35,683,064)
          Decrease (increase) in receivables and other assets             25,038,918          (2,990,078)       (30,194,006)
          (Decrease) increase in payables and accrued expenses           (44,468,312)         21,408,572         29,733,222
          Decrease in servicing other assets                              (1,369,229)                  -                  -
          Decrease in servicing liabilities                                  449,580                   -                  -
       Change in reorganization items accrual                             (1,755,193)           (471,568)        12,146,181
       Non-cash reorganization items                                        (366,529)         46,313,051        156,896,831
                                                                    ----------------- ------------------- ------------------
       Net cash provided by (used in) operating activities                58,005,035          (2,266,936)        26,064,094
                                                                    ----------------- ------------------- ------------------
Cash flows from investing activities:
    Proceeds from mortgage security dispositions                          35,235,975          12,572,549         74,003,394
    Distributions received from AIM Investments                            2,474,971           2,319,906          6,250,991
    Receipt of principal payments                                          7,899,959          16,034,680         12,837,554
    Purchase of other MBS, net                                            (4,244,330)         (4,208,635)           (92,793)
    Cash reflected upon consolidation of CRIIMI MAE Services L.P.          6,841,907                   -                  -
    Proceeds from originated loan dispositions                                     -           5,970,384         19,617,622
    Proceeds from sale of CMBS, net                                                -          72,591,594         18,076,047
    Proceeds from sale of CMO IV, net                                              -           3,519,468                  -
                                                                    ----------------- ------------------- ------------------
       Net cash provided by investing activities                          48,208,482         108,799,946        130,692,815
                                                                    ----------------- ------------------- ------------------
Cash flows from financing activities:
    Principal payments on securitized mortgage debt obligations          (39,386,850)        (30,136,067)      (106,543,623)
    Principal payments on New Debt                                       (23,740,992)                  -                  -
    Principal payments on secured borrowings and other debt
       obligations                                                      (132,353,015)        (23,337,476)       (18,529,487)
    Common stock redeemed                                                     (3,565)                  -                  -
                                                                    ----------------- ------------------- ------------------
Net cash used in financing activities                                   (195,484,422)        (53,473,543)      (125,073,110)
                                                                    ----------------- ------------------- ------------------
Net (decrease) increase in other cash and cash equivalents               (89,270,905)         53,059,467         31,683,799

Cash and cash equivalents, beginning of period                           106,569,778          53,510,311         21,826,512
                                                                    ----------------- ------------------- ------------------
Cash and cash equivalents, end of period (1)                            $ 17,298,873       $ 106,569,778       $ 53,510,311
                                                                    ================= =================== ==================

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

     On April 17, 2001, the Company and certain of its subsidiaries emerged from Chapter 11 (the "Effective Date").

     The Company's current primary activities include the ownership and management, in large part through the Company's servicing subsidiary, CRIIMI MAE Services Limited Partnership ("CMSLP"), of a significant portfolio of mortgage-related assets. Prior to the Chapter 11 filing, CRIIMI MAE's primary activities included (a) acquiring non-investment grade securities (rated below BBB- or unrated) backed by pools of commercial mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS"), (b) originating and underwriting commercial mortgage loans, (c) securitizing pools of commercial mortgage loans and resecuritizing pools of Subordinated CMBS, and (d) primarily through CMSLP, performing servicing functions with respect principally to the mortgage loans underlying the Company's Subordinated CMBS.

     Virtually all of the Company's cash flows relating to existing assets are, and are currently expected to be, used to satisfy principal, interest and fee obligations under the new secured debt incurred by the Company on the Effective Date (as discussed in Note 7 to the financial statements) and to pay general and administrative and other operating expenses of the Company. Therefore, although the Company continues to pay down its debt obligations, the utilization of cash flows for debt service and operating expenses results in virtually no remaining net cash flow available for other activities, to the extent permitted under the operative documents evidencing the new debt incurred upon emergence from Chapter
11. The Company is exploring possible ways of achieving improved financial flexibility, such as refinancing all or a substantial portion of the new debt incurred upon emergence from Chapter 11; however, there can be no assurance that the Company will be able to refinance such new debt or otherwise improve its financial flexibility.

     The Company's business is subject to a number of risks and uncertainties including, but not limited to: (1) risks associated with substantial indebtedness or leverage; (2) borrowing risks; (3) the limited protection provided by hedging transactions; (4) inherent risks in owning Subordinated CMBS; (5) the limited liquidity of the Subordinated CMBS market; (6) possible effects of terrorist attacks, an economic slowdown and/or recession on losses and defaults related to the mortgages underlying the Company's CMBS portfolio;
(7) risks related to the New Debt (defined below) including the ability to meet payment and other obligations thereunder; (8) risks associated with the trader election and limitation or loss of net operating losses for tax purposes; (9) the effect of interest rate compression on the market price of the Company's stock; (10) the effect of the yield curve on borrowing costs; (11) operations adversely affected by factors beyond the Company's control; (12) risk of becoming subject to the requirements of the Investment Company Act of 1940; (13) the effect of phantom (non-cash) income on total income; (14) pending litigation; (15) possible New York Stock Exchange delisting due to failure to maintain certain listing criteria; (16) competition; (17) taxable mortgage pool risk; and (18) risk of loss of REIT status.

     On March 21, 2002, the Company redeemed all 173,000 outstanding shares of its Series E Cumulative Convertible Preferred Stock. See Note 11 for a further discussion of this transaction.

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

The Reorganization Plan

     On October 5, 1998 (the "Petition Date"), CRIIMI MAE Inc. (unconsolidated) and two of its operating subsidiaries, CRIIMI MAE Management, Inc. ("CM Management") and CRIIMI MAE Holdings II, L.P. ("Holdings II" and, together with CRIIMI MAE and CM Management, the "Debtors"), filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, entered an order confirming the Debtors' reorganization plan (the "Reorganization Plan"). As previously stated, the Company emerged from Chapter 11 on April 17, 2001.

     The Reorganization Plan provided for the payment in full of all of the allowed claims of the Debtors primarily through recapitalization financing (including proceeds from certain asset sales) aggregating $847 million (the "Recapitalization Financing"). The sales of select CMBS (the "CMBS Sale") and the Company's interest in Commercial Mortgage Loan Trust Certificates, Series 1998-1 ("CMO-IV") (the "CMO-IV Sale") generated aggregate proceeds of approximately $418.3 million toward the Recapitalization Financing of which approximately $342.3 million of such proceeds was used to pay related borrowings and approximately $76.0 million of such proceeds was used on the Effective Date to help fund the Reorganization Plan. Included in the balance of the Recapitalization Financing was approximately $262.4 million provided by affiliates of Merrill Lynch Mortgage Capital, Inc. (such affiliate referred to as "Merrill Lynch" or "Merrill") and German American Capital Corporation (such affiliate referred to as "GACC") through a new, variable-rate secured financing facility (in the form of a repurchase transaction) (the "Variable-Rate Secured Borrowing"), and approximately $166.8 million provided through two new series of secured notes issued to certain of the Company's unsecured creditors (collectively, the "New Debt"). Effective as of June 5, 2001, all rights and obligations of Merrill and GACC under the operative agreements evidencing the Variable-Rate Secured Borrowing were assigned by Merrill and GACC to ORIX Capital Markets, LLC ("ORIX"). ORIX also owns a significant aggregate principal amount of each of the respective two new series of secured notes referenced above as part of the New Debt. Substantially all cash flows relating to existing assets are, and are currently expected to be, used to satisfy principal, interest and fee obligations under the New Debt. The New Debt is directly or indirectly secured by substantially all of the Company's assets. See Note 7 for further discussion regarding the New Debt.

     The Company's litigation with First Union National Bank ("First Union") was not settled or resolved prior to the Effective Date; and therefore, the classification and allowance of First Union's claim under the Reorganization Plan was not be determined on such date. On March 5, 2002, the Bankruptcy Court entered an order approving a settlement agreement among the Company and First Union. See Note 15 for further information regarding the settlement of the First Union litigation.

     Under the Reorganization Plan, the holders of the Company's equity retained their stock. The terms of the New Debt significantly restrict the amount of cash dividends that can be paid to shareholders. One such restriction provides that any cash dividends required to maintain REIT status (assuming the Company has the cash to make such distributions and that it is permitted to make such distributions under the terms of the New Debt) would be paid first to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. Another such restriction provides that if realized losses (as defined in the New Debt documents, and including appraisal reduction amounts on properties underlying the CMBS) on CMBS exceed certain thresholds, then the Company is prohibited from paying cash dividends or making other cash distributions or payments to its shareholders, except as required to maintain REIT status with any such cash distributions to be paid in accordance with the terms set forth in the preceding sentence. As of December 31, 2001, the Company had exceeded the loss threshold amounts under the respective applicable operative documents evidencing the New Debt. Exceeding such loss threshold amounts has also resulted in restrictions on the acquisition of CMBS rated "B" or lower or unrated. Additional restrictions include restrictions on the use of proceeds from equity investments in the Company and specified cash flows from certain assets acquired after the Effective Date. The restrictions implemented as a result of exceeding the loss threshold amounts cease to apply after realized losses no longer exceed the loss threshold amounts under the applicable operative documents evidencing the New Debt. The Reorganization Plan also provided for certain amendments to the Company's articles of incorporation, including an increase in authorized shares from 145 million (consisting of

120 million of common shares and 25 million of preferred shares) to 375 million (consisting of 300 million of common shares and 75 million of preferred shares). These amendments to the articles of incorporation became effective on the Effective Date.

     As contemplated by the Reorganization Plan, on the Effective Date, the Company effected an affiliate reorganization in order to indirectly secure the New Debt with the equity interests in CBO-1 and CBO-2 (representing the Company's December 1996 securitization of Subordinated CMBS and the Company's May 1998 securitization of Subordinated CMBS, respectively). Pursuant to the affiliate reorganization, CRIIMI MAE Inc. formed a new REIT subsidiary ("CBO REIT"), all shares of which were initially issued to CRIIMI MAE Inc., pledged certain previously pledged bonds (the "Pledged Bonds") and all outstanding shares of two qualified REIT subsidiaries (which own the equity interests in CBO-1 and CBO-2) (the "QRS Shares") to secure the New Debt, pledged the shares held by CRIIMI MAE in CBO REIT (the "REIT Shares") to secure the New Debt represented by the two new series of secured notes, contributed the Pledged Bonds and the QRS Shares to CBO REIT, and transferred the REIT Shares, in a repurchase transaction, to an affiliate of Merrill, as agent for affiliates of Merrill and GACC. Effective June 5, 2001, Merrill and GACC transferred the REIT Shares to ORIX. Subject to the terms of the documents evidencing the New Debt, CRIIMI MAE Inc. has retained the right to exercise all voting and other corporate rights and powers of ownership with respect to the REIT Shares.

     Although there can be no assurance, the Company believes that it will have sufficient cash resources to pay interest, scheduled principal and any other required payments on the New Debt through the remainder of 2002. The Company's ability to meet its debt service obligations through the remainder of 2002 will depend on a number of factors, including management's ability to maintain cash flow (which is impacted by, among other things, the credit performance of the underlying mortgage loans and short-term interest rates) and to generate capital internally from operating and investing activities and expected reductions in REIT distribution requirements to shareholders due to expected net operating losses for tax purposes, in each case consistent with the terms agreed to pursuant to the New Debt. There can be no assurance that targeted levels of cash flow will actually be achieved, that reductions in REIT distribution requirements will be realized, or that, if required, new capital will be available to the Company. The Company's ability to maintain or increase cash flow and access new capital will depend upon, among other things, interest rates, prevailing economic conditions and other factors, many of which are beyond the control of the Company. The Company's high level of debt limits its ability to obtain additional capital, significantly reduces cash flow available for other activities, restricts the Company's ability to react quickly to changes in its business, limits its ability to hedge its assets and liabilities, and makes the Company more vulnerable to economic downturns.

REIT Status/Net Operating Loss for Tax Purposes

     REIT Status. CRIIMI MAE is required to meet income, asset, ownership and distribution tests to maintain its REIT status. The Company believes that it has satisfied the REIT requirements for all years through, and including 2001, although there can be no assurance. There can also be no assurance that CRIIMI MAE will maintain its REIT status for 2002 or subsequent years. If the Company fails to maintain its REIT status for any taxable year, it will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, the Company may have insufficient funds to pay any such tax and also may be unable to comply with its obligations under the New Debt.

     The Company and two of its subsidiaries incorporated in 2001 have jointly elected to treat such two subsidiaries as Taxable REIT Subsidiaries ("TRSs") effective January 1, 2001. The TRSs allow the Company to earn non-qualifying REIT income while maintaining REIT status. For tax and other reasons, a reorganization of CMSLP was effected such that the partnership interests of CMSLP are held by these two subsidiaries.

     The Company's 2001 and 2000 Net Operating Loss for Tax Purposes/Shareholder Rights Plan

     During 2001 and 2000, the Company traded in both short and longer duration fixed income securities, including non-investment grade and investment grade CMBS and investment grade residential mortgage backed securities (such securities traded and all other securities of the type described constituting the "Trading Assets" to the extent owned by CRIIMI MAE Inc. or any qualified REIT subsidiary, meaning generally any wholly-owned subsidiary that is not a taxable REIT subsidiary), which, for financial reporting purposes, are classified as Subordinated CMBS and Other MBS on the balance sheet. The Company seeks maximum total return through short term trading, consistent with prudent investment management. Returns from such activities include capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, and other arbitrage opportunities.

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

     As a result of its trader election, CRIIMI MAE recognized a mark-to-market tax loss in its income tax return on its Trading Assets on January 1, 2000 of approximately $478 million (the "January 2000 Loss"). Such loss is expected to be recognized evenly for tax purposes over four years beginning with the year 2000 (i.e., approximately $120 million per year). The Company expects such loss to be ordinary. Additionally, as a result of its trader election, the Company is required to mark-to-market its Trading Assets on a tax basis at the end of each tax year. Any increase or decrease in the value of the Trading Assets as a result of the year-end mark-to-market requirement will generally result in either a tax gain (if an increase in value) or a tax loss (if a decrease in value). Such tax gains or losses, as well as any realized gains or losses from the disposition of Trading Assets during each year, are also expected to be ordinary gains or losses. Assets transferred to CBO REIT as part of the Company's Reorganization Plan are no longer required to be marked-to-market on a tax basis since CBO REIT is not a trader in securities for tax purposes. As a result, the mark-to-market of such assets ceased as of April 17, 2001. The transfer of assets to CBO REIT is discussed in this Note 1 under "The Reorganization Plan".

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

     Gains and losses from the mark-to-market requirement (including the January 2000 Loss) are unrealized. This creates a mismatch between REIT distribution requirements and cash flow since the REIT distribution requirements will generally fluctuate due to mark-to-market adjustments, but the cash flow from the Company's Trading Assets will not fluctuate as a result of mark-to-market adjustments.

     The Company generated a net operating loss for tax purposes of approximately $(96.9) million and $(49.6) million for the year ended December 31, 2001 and 2000, respectively. As such, the Company's taxable income was reduced to zero and, accordingly, the Company's REIT distribution requirements were eliminated for 2001 and 2000. As of December 31, 2001 the Company's accumulated and unused net operating loss ("NOL") was $(146.5) million. See Note 9 for further discussion.

     Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back because CRIIMI MAE is a REIT. If a Trading Asset is marked down because of an increase in interest rates, rather than from credit losses, such mark-to-market losses may be recovered over time through taxable income. Any recovered mark-to-market losses will generally be recognized as taxable income, although there is expected to be no corresponding increase in cash flow.

     There is no assurance that the Company's position with respect to its election as a trader in securities will not be challenged by the IRS, and, if challenged, will be defended successfully by the Company. As such, there is a risk that the January 2000 Loss will be limited or disallowed, resulting in higher tax basis income and a corresponding increase in REIT distribution requirements. It is possible that the amount of any under-distribution for a taxable year could be corrected with a "deficiency dividend" as defined in the Internal Revenue Code Section 860, however, interest may also be due to the Internal Revenue Service on the amount of this under-distribution.

     If CRIIMI MAE is required to make taxable income distributions to its shareholders to satisfy required REIT distributions, all or a substantial portion of these distributions, if any, are currently expected to be in the form of non-cash dividends. There is no assurance that such non-cash dividends would satisfy the REIT distribution requirements and, as such, the Company could lose its REIT status or may not be able to satisfy its obligations under the operative documents evidencing the New Debt.

     The Company's future use of NOLs for tax purposes could be substantially limited in the event of an "ownership change" as defined under Section 382 of the Internal Revenue Code. As a result of these limitations imposed by Section 382 of the Internal Revenue Code, in the event of an ownership change, the Company's ability to use its NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards cannot be fully utilized under these limitations within the carryforward periods, the NOL carry forwards would expire unutilized. Accordingly, after any ownership change, the Company's ability to use its NOLs to reduce or offset taxable income would be substantially limited or not available under Section 382. In general, a company reaches the "ownership change" threshold if the "5% shareholders" increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of the Company's capital stock.

     The Company is not aware of any acquisition of shares of the Company's capital stock that has created an "ownership change" under Section 382, but believes that it may be close to approaching the 50% threshold for an "ownership change" under Section 382. The Company is concerned that future acquisitions of common stock, preferred stock or a combination of both by an existing "5% shareholder" or a new "5% shareholder" could cause an "ownership change". If an "ownership change" occurs, the Company's ability to use its NOLs to reduce or offset its taxable income would be substantially limited or not available under
Section 382 of the Internal Revenue Code on a prospective basis. The Company would then have REIT distribution requirements based upon its taxable income at the beginning of the year such ownership change occurs. As stated above, any such distributions are expected to be in the form of non-cash taxable dividends.

     If an "ownership change" occurs under Internal Revenue Code Section 382, the Company's prospective use of its accumulated NOL and the remaining January 2000 Loss of a combined total amount of approximately $(386) million (as of December 31, 2001) will be limited. If the Company had lost its ability to use its accumulated NOL as of January 1, 2001, the Company's taxable income would have been $22.6 million. This increase in taxable income would have created a 100 percent distribution requirement. If the Company was unable to distribute the taxable income to its shareholders, it would have been subject to corporate Federal and state income taxes of up to approximately $9.3 million in 2001.

     Currently, the Company does not know of any acquisition of shares of Company's capital stock that will create an "ownership change" under Section 382 of the Internal Revenue Code. The Company has adopted a shareholder rights plan designed to deter an ownership change within the meaning of Section 382 of the Internal Revenue Code, however there can be no assurance that an ownership change will not occur. See Note 10 for a further discussion of the shareholder rights plan.

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

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that all of its government insured mortgage securities constitute Qualifying Interests with the exception of one such security which constitutes an Other Real Estate Interest. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of December 31, 2001, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

     If the SEC or its staff were to take a different position with respect to whether such Subordinated CMBS constitute Qualifying Interests, the Company could, among other things, be required either (i) to change the manner in which it conducts its operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on the Company. If the Company were required to change the manner in which it conducts its business, it would likely have to dispose of a significant portion of its Subordinated CMBS or acquire significant additional assets that are Qualifying Interests. Alternatively, if the Company were required to register as an investment company, it expects that its operating expenses would significantly increase and that the Company would have to reduce significantly its indebtedness, which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms, or at all. There are restrictions under certain of the operative documents evidencing the New Debt which could limit possible actions the Company may take in response to any need to modify its business plan in order to register as an investment company or avoid the need to register. Certain dispositions or acquisitions of assets could require approval or consent of certain holders of New Debt. Any such results could have a material adverse effect on the Company.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Minority Interests

     The consolidated financial statements reflect the financial position, results of operations and cash flows of CRIIMI MAE; CM Management; CMSLP Management Company, Inc.; CMSLP Holding Company, Inc.; CRIIMI, Inc.; CRIIMI MAE Financial Corporation; CRIIMI MAE Financial Corporation II; CRIIMI MAE Financial Corporation III; CRIIMI MAE QRS 1, Inc.; CBO REIT, Inc.; CM Securities Trading Co.; and CRIIMI MAE CMBS Corporation for all periods presented. In addition, the consolidated financial statements reflect the financial position, results of operations and cash flows of CRIIMI MAE Services Limited Partnership ("CMSLP") from July 2001 and Shoppes Limited Partnership from October 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications

     Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.

Other Cash and Cash Equivalents and Servicing Cash and Cash Equivalents

     Cash and cash equivalents consist of U.S. Government and agency securities, certificates of deposit, time deposits and commercial paper with original maturities of three months or less.

Restricted Cash and Cash Equivalents

     Restricted cash and cash equivalents consist of cash, certificates of deposit and interest bearing securities maturing within three months from the date of purchase that are legally restricted pursuant to covenants under the New Debt or, pursuant to various stipulation and consent orders which provide for adequate protection with certain of the Company's creditors which litigation was not resolved prior to the Company's emergence from Chapter 11.

Transfer of Financial Assets

     The Company transfers assets (mortgages and mortgage securities) in securitization transactions where the transferred assets become the sole source of repayment for newly issued debt. These transfers of financial assets were accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS 125"), as amended by Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125". When both legal and control rights to a financial asset are transferred, the transfer is treated as a sale. Transfers are assessed on an individual component basis. In a securitization, the cost basis of the original assets transferred is allocated to each of the new financial components based upon the relative fair value of the new financial components. For components where sale treatment is achieved, a gain or loss is recognized for the difference between that component's allocated cost basis and fair value. For components where sale treatment is not achieved, an asset is recorded representing the allocated cost basis of the new financial components retained and the related incurrence of debt is also recorded. In transactions where none of the components are sold, the Company recognizes the incurrence of debt and the character of the collateralizing assets remains unchanged.

Income Recognition and Carrying Basis

     Subordinated CMBS and Other Mortgage-Backed Securities

     Prior to April 1, 2001, CRIIMI MAE recognized income from Subordinated CMBS using the effective interest method, using the anticipated yield over the projected life of the investment. Changes in anticipated yields were generally calculated due to revisions in estimates of future credit losses, actual losses incurred, revisions in estimates of future prepayments and actual prepayments received. Changes in anticipated yields resulting from prepayments were recognized through a cumulative catch-up adjustment at the date of the change which reflected the change in income of the security from the date of purchase through the date of change in anticipated yield. The new yield was then used for income recognition for the remaining life of the investment. Changes in anticipated yields resulting from reduced estimates of losses were recognized on a prospective basis. When other than temporary impairment was recognized, a new yield was calculated on the CMBS based on its new cost basis (fair value at date of impairment) and expected future cash flows. This revised yield was employed prospectively. Effective April 1, 2001, CRIIMI MAE adopted EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" to recognize income on its Subordinated CMBS. Under EITF 99-20, when there has been a change in estimated future cash flows from the cash flows previously projected (due to prepayment speeds and/or credit losses), the Company will calculate a revised yield based on the current amortized cost of the investment and the revised future cash flows. This revised yield is applied prospectively to recognize interest income. CRIIMI MAE classifies its Subordinated CMBS as available for sale and carries them at fair market value where temporary changes in fair value are recorded as a component of shareholders' equity.

     Interest income on other mortgage-backed securities consists of amortization of the discount or premium on primarily investment-grade securities, plus the stated investment interest payments received or accrued on other mortgage-backed securities. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the investment using the effective interest method. The effective interest method provides a constant yield of income over the term of the investment.

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

     The Company's insured mortgage securities are classified as Available for Sale. As a result, the Company carries its insured mortgage securities at fair value where changes in fair value are recorded as a component of shareholders' equity.

     CRIIMI MAE's consolidated investment in insured mortgage securities consists of participation certificates evidencing a 100% undivided beneficial interest in Government Insured Multifamily Mortgages issued or sold pursuant to programs of the Federal Housing Administration ("FHA") ("FHA-Insured Certificates") and mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") ("GNMA Mortgage-Backed Securities"). Payment of principal and interest on FHA-Insured Certificates is insured by the U.S. Department of Housing and Urban Development ("HUD") pursuant to Title 2 of the National Housing Act. Payment of principal and interest on GNMA Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

     Equity Investments

     CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, owns all of the general partnership interests in American Insured Mortgage Investors, American Insured Mortgage Investors - Series 85, L.P., American Insured Mortgage Investors L.P. - Series 86 and American Insured Mortgage Investors L.P. - Series 88 (collectively, the "AIM Funds"). The AIM Funds own mortgage assets which are substantially similar to the insured mortgage securities owned by CRIIMI MAE. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges from 2.9% to 4.9%) from each of the AIM Funds. In addition, CRIIMI MAE and CM Management each own 50% of the limited partnership that owns a 20% limited partnership interest in the adviser to the AIM Funds. CRIIMI MAE is utilizing the equity method of accounting (because it does not control these investees) for its investment in the AIM Funds and advisory partnership, which provides for recording CRIIMI MAE's share of net earnings or losses in the AIM Funds and advisory partnership reduced by distributions from the limited partnerships and adjusted for purchase accounting amortization.

     Beginning July 1, 2001, CRIIMI MAE began accounting for CMSLP on a consolidated basis as opposed to accounting for CMSLP under the equity method. This change in accounting method was a result of a reorganization in which the partnership interests in CMSLP are now held by two wholly-owned and controlled TRSs of CRIIMI MAE. Prior to July 1, 2001, CRIIMI MAE accounted for CMSLP under the equity method as the Company did not control the voting common stock of the general partner of CMSLP. CMSLP's assets, liabilities, revenues and expenses are labeled as "servicing" on the Company's consolidated financial statements.

Impairment

     Subordinated CMBS and Other Mortgage-Backed Securities

     CRIIMI MAE assesses each Subordinated CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: 1) fair value has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period that fair value is expected to be below amortized cost through the period of time the Company expects the value to recover to amortized cost, or 2) the Company's revised projected cash flows related to the CMBS and the CMBS's current cost basis result in a decrease in the yield that was previously used to recognize income. This decrease in yield would primarily be a result of the credit quality of the security declining and the Company determining that the current estimate of expected future credit losses exceeds credit losses as originally projected or expected credit losses will occur sooner than originally projected. The amount of impairment loss is measured by comparing the fair value, based on available market information and management's estimates, of the Subordinated CMBS to its current amortized cost basis; the difference is recognized as a loss in the income statement. The Company assesses current economic events and conditions that impact the value of its Subordinated CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred. See Note 5 for a discussion of impairment charges recognized in 2001, 2000 and 1999.

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

     Insured Mortgage Securities

     CRIIMI MAE assesses each insured mortgage security for other than temporary impairment when the fair market value of the asset declines below amortized cost for a significant period of time and CRIIMI MAE concludes that it no longer has the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of an insured mortgage security to its current amortized cost basis; the difference is recognized as a loss in the income statement. The Company did not recognize any impairment on its insured mortgage securities in 2001, 2000 and 1999.

     Equity Investments

     Impairment is recognized on CRIIMI MAE's investments accounted for under the equity method if a decline in the market value of the investment below its carrying basis is judged to be "other than temporary". In this case, an unrealized loss is recognized as the difference between the fair value and carrying amount. The Company did not recognize impairment losses on its equity investments in 2001, 2000 and 1999.

Receivables

     Receivables primarily consist of interest and principal receivables on the Company's assets. In addition, prepayments in the insured mortgage securities portfolio, if any, that have not yet been received by CRIIMI MAE are included.

Other Assets

     Other assets primarily include Merger assets and related costs, deferred financing costs, deferred costs, investment in mezzanine loans and real estate owned ("REO"), as further discussed below.

     In October 2001, CRIIMI MAE acquired certain partnership interests in a partnership that was indebted on a mezzanine loan payable to the Company in exchange for curing a default on the first mortgage loan through a cash payment. This partnership and another wholly-owned subsidiary of CRIIMI MAE own 100% of the partnership interests in the partnership which is the obligor on the first mortgage loan. The first mortgage loan is secured by a shopping center in Orlando, Florida. As a result of this transaction, the Company, through certain of its wholly-owned subsidiaries, owns 100% of the partnership interests in the partnership and is consolidating its accounts as of October 1, 2001. The mezzanine loan is eliminated in consolidation. The

Company accounts for these assets as REO, and the REO will be held for investment. As of December 31, 2001, the Company has $8,565,035 in REO assets included in other assets ($8,343,307 relating to the actual building and land), $7,109,252 in a mortgage payable, and $83,498 of liabilities included in other liabilities on its balance sheet. At the date of acquisition, the Company adjusted the book values of the assets acquired and the assumed mortgage payable to fair value. Adjusting the first mortgage to fair value resulted in the debt being recorded at $7,130,638 compared to the unpaid principal balance of $8,892,603. This discount on the debt of $1,761,965 will be amortized into interest expense over the life of the mortgage, or 6.5 years. During the period October 1 through December 31, 2001, the Company recognized a net loss of approximately $265,688 from the operations of the REO, including interest expense of $165,677. This net loss is included in the consolidated statement of income. REO property held for investment is carried at cost and depreciated over its estimated useful life and will be evaluated for impairment by the Company when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At such time, if the expected future undiscounted cash flows from the property are less than the cost basis, the assets will be marked down to fair value. Costs relating to development and improvement of property are capitalized, provided that the resulting carrying value does not exceed fair value. Costs relating to holding the assets are expensed.

     The Merger assets acquired and costs incurred in connection with the Merger were recorded using the purchase method of accounting. The amounts allocated to the assets acquired were based on management's estimate of their fair values, with the excess of purchase price over fair value allocated to goodwill. The goodwill and intangible assets acquired by CRIIMI MAE are amortized using the straight-line method over 10 years. As discussed later in this footnote, the Company wrote-off $9.8 million of goodwill and intangible assets related to these Merger assets on January 1, 2002 upon the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The value of the AIM Funds' subadvisory contracts are amortized using the effective interest method over 10 years through 2005. This amortization is reflected through CRIIMI MAE's equity in earnings from investments.

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

Servicing Other Assets and Servicing Liabilities

     Beginning July 1, 2001, CRIIMI MAE began accounting for CMSLP on a consolidated basis as opposed to accounting for CMSLP using the equity method. This change in accounting method was a result of a reorganization in which the partnership interests of CMSLP are now held by two wholly-owned and controlled TRSs of CRIIMI MAE. Prior to July 1, 2001, CRIIMI MAE accounted for CMSLP under the equity method as the Company did not control the voting common stock of the general partner of CMSLP. CMSLP's assets, liabilities, revenues and expenses are labeled as "servicing" on the Company's consolidated financial statements.

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

     Components of Servicing Other Assets and Servicing Liabilities

     At December 31, 2001, the following comprised servicing other assets and servicing liabilities:

         Acquired mortgage servicing rights                            $   4,096,333 (1)
         AIM Fund subadvisory contracts                                    1,906,542
         Investment in interest-only certificates and CMBS                 2,395,576
         Receivables and other assets                                      7,612,446
         Fixed assets, net                                                 2,239,927
                                                                       -------------
         Total servicing other assets                                  $  18,250,824
                                                                       =============
         Accounts and notes payable                                    $   3,660,173
                                                                       =============

     (1) As discussed below, CMSLP sold all of its rights and obligations under its CMBS master and primary contracts in February 2002.


Servicing Revenue, Servicing General and Administrative Expenses, Servicing Restructuring Expense and Servicing Amortization, Depreciation and Impairment

     Servicing revenue represents revenue earned by CMSLP, which primarily consists of mortgage servicing fees, interest income, assumption fees and other ancillary servicing fees, and AIM Fund subadvisory fees. Servicing general and administrative expenses represents general and administrative expenses incurred by CMSLP. Servicing amortization, depreciation and impairment represents expenses incurred by CMSLP, including amortization of mortgage servicing rights, impairment on mortgage servicing rights and depreciation and amortization of fixed and other assets. Unless otherwise stated, the accounting policies related to revenues and expenses of CMSLP are the same as CRIIMI MAE. Significant accounting policies affecting servicing revenues and expenses are as follows:

     Servicing Restructuring Expense

     On December 17, 2001, CMSLP announced its intention to sell all of its rights and obligations under its CMBS master and primary servicing contracts because the contracts were not profitable, given the relatively small volume of master and primary CMBS servicing that CMSLP was performing. In connection with this determination, 34 employees were terminated. All rights and obligations under these servicing contracts were sold in February 2002. CMSLP received approximately $11.3 million in cash, which included reimbursement of advances. This is expected to result in a gain on sale of approximately $4.3 million, subject to adjustment for certain post-closing contingencies, in the second quarter of 2002. In addition, CMSLP may receive up to an additional $0.9 million from the sale in the third quarter of 2002, which would be reflected as an additional gain on sale, following the completion of a post-closing contingency period.

     As a result of the restructuring plan, CMSLP recorded a restructuring expense of $437,723 in the fourth quarter of 2001. A summary of the costs comprising the total charge incurred in the fourth quarter is as follows:

                  Employee severance and other termination benefits             $ 240,903
                  Non-cancelable lease costs                                      133,834
                  Other                                                            62,986
                                                                                ---------
                  Total                                                         $ 437,723
                                                                                =========


     During the fourth quarter of 2001, approximately $55,936 in severance costs, $33,462 in non-cancelable lease costs, and $52,986 in other costs were paid. The remaining $295,339 of the restructuring accrual remains in Servicing Liabilities at December 31, 2001.

     Servicing and Subadvisory Fees

     CMSLP receives servicing fees for property, standby and special servicing provided on behalf of CMBS investors, represented principally by certain affiliated entities, in connection with loans originated or acquired by mortgage lenders. Mortgage servicing fees are generally calculated on the outstanding principal balances of the loans serviced and are earned on a monthly basis as mortgage loan principal and interest collections are due.

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

     Components of Servicing Revenue, Servicing General and Administrative Expenses, Servicing Restructuring Charges and Servicing Amortization, Depreciation and Impairment

     For the six months ended December 31, 2001, the following comprised servicing revenue and servicing expenses:

         Mortgage servicing fees                                       $  3,570,603
         Assumption fees and other servicing income                       2,178,077
         Interest income                                                    834,664
         AIM Fund subadvisory fees                                          302,713
                                                                       ------------
            Total servicing revenue                                    $  6,886,057
                                                                       ============

         Servicing general and administrative expenses                 $  5,882,889
                                                                       ============

         Servicing Restructuring Charges                               $    437,723
                                                                       ============

         Amortization of mortgage servicing rights                     $    734,258
         Depreciation and amortization of fixed and other assets            466,403
         Impairment on mortgage servicing rights and CMBS                   498,525
                                                                       ------------
            Total servicing amortization, depreciation and impairment  $  1,699,186
                                                                       ============

Discounts and Deferred Financing Costs on Debt

     Discounts and deferred financing costs incurred in connection with the issuance of debt are amortized using the effective interest method over the projected term of the related debt, which is based on management's estimate of prepayments on the underlying collateral and are included as a component of interest expense. In addition, as discussed in Note 7, there are extension fees payable under the terms of the New Debt in future years. The

Company has estimated the amounts of these extension fees and is amortizing the fees using the effective interest method over the term of the related debt.

Interest Rate Protection Agreement

     Currently, the Company uses interest rate caps to hedge the variability in interest payments associated with its Variable-Rate Secured Borrowing. During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". Prior to FAS 133, the Company capitalized the purchase price of these interest rate caps and amortized the amount over the term of the interest rate cap. The Company has determined that these interest rate caps are effective cash flow hedges under FAS 133. From January 1, 2001 through June 30, 2001, in accordance with FAS 133, all changes in the fair value of the interest rate caps related to intrinsic value were recorded in other comprehensive income ("OCI") and all changes in fair value related to time value were recorded through earnings as those changes in fair value were considered ineffective. Beginning July 1, 2001, the Company recorded all changes in fair value (both intrinsic and time value) through OCI in accordance with a FASB Derivatives Implementation Group interpretation. Amounts recorded in OCI will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows, which is monthly as the Variable-Rate Secured Borrowing's interest rate resets monthly to one-month LIBOR as does the interest rate cap. Upon the termination of a hedging relationship, the amount in OCI will be amortized over the remaining life of the previously hedged cash flows. The Company adopted FAS 133 on January 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type adjustment of $(135,142) in earnings to recognize at fair value the interest rate caps designated as cash flow hedges as of January 1, 2001. As of December 31, 2001, the Company had recorded $(1,073,392) in earnings and $(383,200) in OCI. This loss is reflected in Hedging Loss on the income statement and the interest rate cap is carried as a part of Other Assets on the balance sheet.

Bankruptcy Accounting during Chapter 11 Proceedings

     Liabilities Subject to Chapter 11 Proceedings

     Liabilities which were subject to Chapter 11 proceedings, including claims that became known after the Petition Date, were reported at their expected allowed claim amount in accordance with SFAS No. 5, "Accounting for Contingencies". To the extent that the amounts of claims changed as a result of actions in the Chapter 11 or other factors, the recorded amount of liabilities subject to the Chapter 11 proceeding was adjusted. The gain or loss resulting from the entries to record the adjustment was recorded as a reorganization item.

     Reorganization Items

     Reorganization items were items of income and expense that were realized or incurred by CRIIMI MAE because it was in reorganization. These included, but were not limited, to the following:

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

     During the years ended December 31, 2001, 2000, and 1999, the Company recorded reorganization items, as summarized below, due to the Chapter 11 filings of CRIIMI MAE, CM Management and Holdings II.

 Reorganization Items                                        2001                     2000                  1999
 --------------------                                  ---------------         ---------------        ---------------
 Short-term interest income                             $  2,491,311            $   6,850,362         $    1,518,667
 Professional fees                                        (3,870,185)              (9,317,772)           (17,822,154)
 Employee Retention Program                                       --                 (851,948)            (1,589,236)
 Other                                                      (800,875)              (1,136,319)            (3,005,405)
 Excise tax accrued                                               --                 (495,000)            (1,105,000)
                                                       ---------------         ---------------        ---------------
    Subtotal                                              (2,179,749)              (4,950,677)           (22,003,128)
 Impairment on CMBS regarding Reorganization (2)                  --              (15,832,817)          (156,896,831)
 Net recovery (loss) on real estate owned (1)                366,529                 (924,283)                    --
 Net gain on sale of CMBS                                         --                1,481,029                     --
 Loss on originated loans                                         --              (45,845,712)                    --
                                                       --------------          ---------------        ---------------
 Total Reorganization Expense, net                      $ (1,813,220)           $ (66,072,460)         $(178,899,959)
                                                       ==============          ================       ===============

(1) The Company recognized impairment on its investment in real estate owned in 2000. This asset was sold in July 2000.

(2) The Company recognized impairment on the CMBS subject to the CMBS Sale in 1999 and additional impairment on the remaining CMBS subject to the CMBS Sale in 2000. The final bonds subject to the CMBS Sale were sold in November 2000.

Shareholders' Equity

     On October 17, 2001, CRIIMI MAE effected a one-for-ten reverse stock split. All share and per share information in these Notes to Consolidated Financial Statements and the accompanying Consolidated Financial Statements has been retroactively adjusted to reflect the reverse stock split. Share information adjustments include, without limitation, adjustments to the number of common shares issued and outstanding, issued as dividends on and upon conversion of shares of preferred stock, and issuable under outstanding options. See Notes 10 and 11 for further discussion.

Per Share Amounts

     Basic earnings per share ("EPS") amounts for 2001, 2000 and 1999 represent net income, or loss, available to common shareholders divided by the weighted average common shares outstanding during the year. The weighted average common shares outstanding amounts include the weighted average amount of common shares payable or paid to preferred shareholders related to dividends as of the respective dividend declaration dates. Diluted EPS amounts for 2001, 2000 and 1999 represent basic EPS adjusted for dilutive common stock equivalents, which for CRIIMI MAE could include stock options and certain series of convertible preferred stock. See Note 12 for a reconciliation of basic EPS to diluted EPS.

Income Taxes

     CRIIMI MAE has elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code for the 2001 and 2000 tax years. To qualify for tax treatment as a REIT under the Internal Revenue Code, CRIIMI MAE must satisfy certain criteria including certain requirements regarding the nature of their ownership, assets, income and distributions of taxable income. The income from certain CRIIMI MAE activities, including origination and servicing, will not be considered as Qualifying Income under Section 856. CRIIMI MAE will monitor and minimize the levels of Non-Qualifying Income in order to meet REIT qualification criteria. See Note 1 for additional discussion.

     During the year ended December 31, 2001, no excess inclusion was distributed. During the year ended December 31, 2000, excess inclusion income of $0.1474 per common share was distributed with the Series G Preferred Stock dividend. Excess inclusion income results from the Company's prior resecuritization of mortgage assets in its portfolio. A shareholder's allocable share of excess inclusion represents the minimum taxable income reportable by the shareholder for that year; it may not be offset by an NOL and may represent Unrelated Business Taxable Income ("UBTI") for some shareholders. The excess inclusion distributed in 2000 was generated in 1999.

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

     In 2000, based upon stipulation agreements with certain of the Company's lenders, the Company reflected the receipt of interest on certain of its CMBS of $82.0 million, along with the corresponding pay down of interest payable of $50.2 million. Net cash flow of $32 million was used to pay down approximately $19 million debt related to the respective variable rate financing facilities of those lenders. Additionally, CMBS asset sales generated approximately $418 million in proceeds, approximately $342 million of which was used to pay down debt. Only the net proceeds were remitted to the Company, and as such, only the net proceeds are reflected in the consolidated statements of cash flows.

     The following is the supplemental cash flow information:

                                                                 2001                2000                1999
                                                                 ----                ----                ----
    Cash paid for interest                                  $  129,864,255      $  137,110,022      $  112,561,866
    Non-cash investing and financing activities:
         Fair value of assets acquired                           8,784,105                  --                  --
         Fair value of liabilities acquired                       (569,991)                 --                  --
         Fair value of debt assumed                             (7,130,638)                 --                  --


Comprehensive Income

     Comprehensive income includes net earnings as currently reported by the Company (before dividends accrued or paid on preferred shares) adjusted for other comprehensive income. Other comprehensive income for the Company consists of (a) changes in unrealized gains and losses related to the Company's CMBS and Other MBS and Insured Mortgage Securities which were disposed of or impaired during the period with the resulting gain or loss reflected in net earnings (reclassification adjustments), (b) the change in the unrealized gain or loss related to those investments that were not disposed of or impaired during the period, and (c) certain changes in the fair value of the interest rate caps the Company accounts for under SFAS 133. The table below details other comprehensive income for the periods presented:

                                                                         2001              2000               1999
                                                                         ----              ----               ----
Reclassification adjustment for losses (gains) from dispositions
    included in net income                                            $   350,066      $    282,723       $   (760,694)
Reclassification adjustment for impairment losses recognized on
    CMBS included in net income                                              --         180,177,910        111,745,210
Unrealized holding (losses) gains on mortgage securities arising
    during the period                                                  (3,390,785)       23,941,476        (67,150,995)
Unrealized (losses) gains on interest rate cap                           (383,200)               --                 --
                                                                      ------------     ------------       ------------
Net adjustment to other comprehensive income                          $(3,423,919)     $204,402,109       $ 43,833,521
                                                                      ============     ============       ============

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

     The Company is required to reflect this change in accounting principle as a cumulative catch-up as of January 1, 2001. As of January 1, 2001 CMSLP had approximately $2.0 million in deferred revenue related to the special servicing fee revenue. As a result, this amount was recorded into income and is reflected as a cumulative change in accounting principle for the year ended December 31, 2001. The results of operations for the year ended December 31, 2001 reflect the recognition of special servicing fee revenue on a current basis. As previously discussed, prior to July 1, 2001, CMSLP was accounted for using the equity method and, as a result, the impact of the new accounting principle (except for the cumulative catch-up) is reflected in equity in income from investments for the six months ended June 30, 2001 and on a consolidated basis for the six months ended December 31, 2001. The proforma net income disclosures on the income statement related to this change in accounting principle present the Company's net income assuming this new accounting principle had been applied to those periods presented. Net income would have been $2.8 million less for the year ended December 31, 2001 had this new accounting principle not been adopted.

New Accounting Statements

     In July 2000, FASB issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized
Financial Assets." This statement requires that all changes in assumptions regarding expected future cash flows related to such assets that are used to calculate income yields be recognized prospectively through revised income yields unless impairment is required to be recognized, at which time an investment is written down to fair value. EITF 99-20 impacts the Company's income recognition for its CMBS portfolio. Previously, in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("FAS 91"), the Company recognized changes in income yields due to changes in expected prepayment speeds as a cumulative catch-up in the period of change. In addition, in accordance with American Institute of Certified Public Accountants Practice Bulletin 6, the Company recognized changes related to expected future cash flows due to credit losses prospectively if the change resulted in fewer credit losses and as a cumulative catch-up if the change resulted in more credit losses, unless impairment was required to be recognized at which time the CMBS was written down to fair value. EITF 99-20 was adopted by the Company on April 1, 2001 and resulted in no adjustment to interest income or impairment. Additionally, the Company does not expect the adoption of EITF 99-20 to have a significant impact on the Company's CMBS income recognition in the future.

     In June of 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142, among other things, prohibits the amortization of existing goodwill and certain types of other intangible assets and establishes a new method of testing goodwill for impairment. Under FAS 142, the method for testing goodwill for impairment will occur at the reporting unit level (as defined in FAS 142) and will be performed using a fair value based approach. FAS 142 will be effective for the Company on January 1, 2002. The transition provisions of FAS 142 require the Company to reclassify $8.4 million of intangible assets related to the Merger in 1995 to goodwill. When combined with the current goodwill of $1.4 million, this will result in $9.8 million of goodwill on the Company's books. Effective upon adoption on January 1, 2002, the Company wrote off this goodwill and recorded a resulting impairment charge of approximately $9.8 million for this change in accounting principle. The goodwill relates to the Portfolio Investment reporting unit (as defined in Note 17). The fair value of the reporting unit was determined using a market capitalization approach and the impairment was primarily a result of the significant decrease in the Company's common stock price since the Merger in 1995. This change in accounting principle will reduce the Company's annual amortization expense by approximately $2.8 million.

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

                                                    As of December 31, 2001         As of December 31, 2000
                                                Amortized Cost     Fair Value    Amortized Cost    Fair Value
                                                --------------     ----------    --------------    ----------
ASSETS:
Subordinated CMBS and Other MBS (1)               $ 546,981,955   $ 536,204,992    $ 109,256,045  $ 109,266,975
Subordinated CMBS pledged to Securitized
   Mortgage Obligation - CMBS                       283,993,690     296,477,050      281,278,097    283,336,965
Subordinated CMBS pledged to creditors                       --              --      464,242,328    464,242,328
Insured mortgage securities                         350,982,991     343,091,303      390,840,884    385,751,407
Interest rate protection agreement                      448,789          65,589          157,323         22,181
Servicing other assets                             See footnote    See footnote               --             --
                                                            (2)             (2)
Servicing cash and cash equivalents                   6,515,424       6,515,424               --             --
Restricted cash and cash equivalents                 38,214,277      38,214,277       95,846,001     95,846,001
Other cash and cash equivalents                      10,783,449      10,783,449      106,569,778    106,569,778

LIABILITIES:
Variable-rate secured borrowing                     244,194,590     244,194,590               --             --
Series A senior secured notes                        99,505,457      95,276,475               --             --
Series B senior secured notes                        63,937,383      54,826,306               --             --
Securitized mortgage obligations:
   Collateralized bond obligations-CMBS             283,047,470     296,477,050      280,520,265    283,336,965
   Collateralized mortgage obligations-
       insured mortgage securities                  326,558,161     351,983,544      364,649,925    378,303,100
Mortgage Payable                                      7,109,252       7,109,252               --             --
Variable-rate secured borrowings-CMBS                        --              --      367,535,895            N/A
Senior unsecured notes                                       --              --      100,000,000     94,750,000
Other financing facilities                                   --              --       91,049,522            N/A


(1) This amount includes approximately $8.6 million of amortized cost and $8.5 million of fair value related to Other MBS as of December 31, 2001 and approximately $4.3 million of amortized cost and fair value as of December 31, 2000.
(2) CMSLP owns Subordinated CMBS and interest-only strips with an aggregate amortized cost basis and fair value of $2.3 million and $2.4 million, respectively, as of December 31, 2001.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Subordinated CMBS and Other Mortgage-Backed Securities

     The Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of December 31, 2001 and 2000, using a discounted cash flow methodology. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average unleveraged yield to maturity. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally available research reports,
(ii)  recent  trades,   and  (iii)   communications   with  dealers  and  active
Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of December 31, 2001 and 2000, it has disclosed the range of discount rates by rating category used in determining these fair market values in Note 5.

     The CMBS market was adversely affected by the turmoil which occurred in the capital markets commencing in late summer of 1998 that caused spreads between CMBS yields and the yields on U.S. Treasury securities with comparable maturities to widen, resulting in a decrease in the value of CMBS. As a result, the creation of new CMBS and the trading of existing CMBS came to a near standstill. Buying and trading activity in investment grade CMBS and new issuances of CMBS have recovered over the last several years. The market for Subordinated CMBS has, however, been slower to recover. It is difficult, if not impossible, to predict when or if the Subordinated CMBS market will recover to spring 1998 levels. Even if the market for Subordinated CMBS recovers, the liquidity of such market has historically been limited. Additionally, during adverse market conditions, the liquidity of such market has been severely limited. Therefore, management's estimate of the value of the Company's Subordinated CMBS could vary significantly from the value that could be realized in a current transaction between a willing buyer and a willing seller in other than a forced sale or liquidation.

     The fair value of the other MBS is an estimate based on the indicative market price from publicly available pricing services. The Company normally applies a slight discount to such prices as the Company believes it better reflects fair value between willing buyers and sellers due to the relatively smaller sizes of this component of the Trading Assets.

Insured Mortgage Securities

     The Company calculated the estimated fair market value of its insured mortgage securities portfolio as of December 31, 2001 and 2000, using a discounted cash flow methodology. The cash flows were discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally available research reports and
(ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities.

Servicing, Restricted and Other Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of these instruments.

Obligations Under Financing Facilities

     The fair value of the securitized mortgage obligations as of December 31, 2001 and 2000 was calculated using a discounted cash flow methodology similar to the discussion on Subordinated CMBS above. The fair values of the Series A and Series B Senior Secured Notes are based on quoted market prices from investment banking institutions. The carrying amount of the Variable-Rate Secured Borrowing approximates fair value because the current rate on the debt resets monthly based on market rates. The fair value of the mortgage payable is estimated based on current market interest rates of mortgage debt.

Interest Rate Protection Agreement

     The fair value of the interest rate protection agreement used to hedge CRIIMI MAE's Variable-Rate Secured Borrowing is the estimated amount that CRIIMI MAE would receive to terminate the agreement as of December 31, 2001 and 2000, taking into account current interest rates and the current creditworthiness of the counterparty. The amount was determined based on a quote received from the counterparty to the agreement.

5.       SUBORDINATED CMBS

         As of December 31, 2001, the Company owned, for purposes of GAAP, CMBS rated from A to CCC and unrated with a total fair value amount of approximately $824 million (representing approximately 63% of the Company's total consolidated assets), an aggregate amortized cost of approximately $822 million, and an aggregate face amount of approximately $1.6 billion. Such CMBS represent investments in CBO-1, CBO-2 and Nomura. The December 31, 2001 total fair value includes approximately 33% of the Company's CMBS which are rated BB+, BB, or BB-, 23% which are rated B+, B, B- or CCC and 8% which are unrated. The remaining approximately 36% represents investment grade securities that the Company reflects on its balance sheet as a result of CBO-2. The weighted average interest rate of these CMBS as of December 31, 2001 was 6.3% and the weighted average life was 13 years.

         The aggregate investment by the rating of the Subordinated CMBS is as follows:

                                   Weighted                                     Discount Rate or     Amortized Cost   Amortized Cost
             Face Amount as of  Average Pass-    Weighted    Fair Value as of   Range of Discount     as of 12/31 01  as of 12/31/00
Security        12/31/01 (in    Through Rate   Average Life    12/31/01 (in       Rated Used to       (in millions)   (in millions)
 Rating          millions)       12/31/01          (1)           millions)     Calculate Fair Value        (3)              (4)
---------   ------------------  -------------  ------------  ----------------  --------------------  ---------------  --------------

A+ (2)(7)         $   62.6         7.0%          4 years        $ 61.8                    7.3%           $  58.7           $  58.0

BBB+ (2)(7)          150.6         7.0%         10 years         135.6                    8.6%             131.1             130.1

BBB (2)(7)           115.2         7.0%         10 years          99.1                    9.2%              94.2              93.2

BB+                  319.0         7.0%         11 years         209.8             12.8%-13.1%             219.0             215.5

BB                    70.9         7.0%         12 years          44.2                   13.6%              46.0              45.4

BB-                   35.5         7.0%         12 years          20.5                   14.6%              20.5              21.3

B+                    88.6         7.0%         13 years          45.2                   16.4%              45.2              48.6

B                    177.2         7.0%         14 years          83.7             17.1%-17.4%              83.7              87.9

B-                   118.3         7.1%         15 years          48.0             19.7%-20.1%              48.1              51.3

CCC                   70.9         7.0%         16 years          13.1                   40.0%              13.1              17.0

Unrated/Issuer's     362.8         4.0%         18 years          63.2             35.0%-53.7%              62.8              82.2
Equity
                 ----------                                    --------                                  --------         ---------
Total (5)         $1,571.6         6.3%         13 years       $ 824.2 (6)                                $822.4 (5)       $ 850.5
                 ==========                                    ========                                  ========         =========


(1) Weighted average life represents the weighted average expected life of the Subordinated CMBS prior to consideration of losses, extensions or prepayments.

(2) In connection with a resecuritization of CMBS effected by the Company in 1998 ("CBO-2"), $62.6 million (originally A rated, currently A+ rated) and $60.0 million (originally BBB rated, currently BBB+ rated) face amount of investment grade securities were sold with call options and $345 million (originally A rated, currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, the Company initially retained $90.6 million (originally BBB rated, currently BBB+ rated) and $115.2 million (originally BBB- rated, currently BBB rated) face amount of securities, both with call options, with the intention to sell the securities at a later date. Such sale occurred March 5, 1999. Since the Company retained call options on certain sold bonds (the A+, BBB+ and BBB bonds), the Company did not surrender control of these assets pursuant to the requirements of FAS 125 and thus these securities are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, CRIIMI MAE has retained the securities with call options in its Subordinated CMBS portfolio reflected on its balance sheet.

(3) Amortized cost reflects approximately $30.8 million of impairment charges related to certain CMBS (the CBO-1 B- and unrated bonds and the CBO-2 BB- through unrated bonds) which were recognized in the fourth quarter of 2001 and approximately $3.9 million of impairment charges related to certain CMBS (the CBO-1 B- and unrated bonds and the Nomura unrated bond) which were recognized in the third quarter of 2001, in addition to the losses discussed in (4) below. These impairment charges are discussed later in this section.

(4) Amortized cost reflects $143.5 million of non-cash impairment charges related to the retained CMBS (excluding the A+ and BBB+ rated tranches) which were recognized in the fourth quarter of 2000. At December 31, 2000, the Company revised its overall expected loss estimate related to its CMBS portfolio from $225 million to $298 million with such total losses expected to occur over the expected life of the investment. In addition, the Company expected such revised losses to occur sooner than originally expected because of the slowing U.S. economy and recession. This revised loss estimate was a result of an increase in the number of loans that were placed in special servicing due primarily to monetary loan defaults. As of December 31, 2000, $310.6 million in mortgage loans underlying the Company's CMBS portfolio were in special servicing. As of March 31, 2001, this amount had grown to $443.5 million, or 2.2% of the mortgage loans underlying the CMBS portfolio, an increase from 1.3% when the Company revised its yields as of April 1, 2000.

(5) See Notes 1 and 9 to Notes to Consolidated Financial Statements for information regarding the Subordinated CMBS for tax purposes.

(6) As of December 31, 2001, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $37.7 million, $777.8 million and $8.7 million, respectively.

(7) In June 2001, Standard & Poor's upgraded its ratings on the following CMBS: The Company's CBO-2 CMBS with original ratings of A, BBB and BBB- were upgraded to A+, BBB+ and BBB, respectively.

     Mortgage Loan Pool

     CRIIMI MAE, through CMSLP, performs servicing functions on commercial mortgage loans totaling $19.3 billion and $20.2 billion as of December 31, 2001 and 2000, respectively. The mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and in the geographic locations identified below:

                             12/31/01          12/31/00                                        12/31/01          12/31/00
       Property Type      Percentage(i)     Percentage(i)          Geographic Location (ii)  Percentage(i)     Percentage(i)
       -------------      -------------     -------------          ------------------------  -------------     -------------
       Retail.........          30%               30%              California..............        16%               17%
       Multifamily....          29%               30%              Texas...................        13%               13%
       Hotel..........          14%               14%              Florida.................         8%                8%
       Office.........          13%               13%              New York................         5%                5%
       Other (iv).....          14%               13%              Pennsylvania............         5%                5%
                               ----              ----              Other(iii)..............        53%               52%
           Total......         100%              100%                                             ----              ----
                               ====              ====                 Total................       100%              100%
                                                                                                  ====              ====



(i) Based on a percentage of the total unpaid principal balance of the underlying loans.
(ii)     No significant concentration by region.
(iii)    No other individual state makes up more than 5% of the total.
(iv) The Company's ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes subordinated CMBS in which the Company's exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the "Subordinated Healthcare/Senior-Housing CMBS"). The Subordinated Healthcare/Senior-Housing CMBS are not owned by and are subordinate to CRIIMI MAE's CMBS. As a result, CRIIMI MAE's investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the Subordinated Healthcare/Senior-Housing CMBS. As of February 28, 2002, the Company reviewed the loans currently under surveillance by the healthcare and senior housing mortgage loans servicer. Based on its review, the Company does not believe that the aggregate remaining shortfalls and/or realized losses on such healthcare and senior housing mortgage loans currently in special servicing is greater than the current outstanding Subordinated Healthcare/Senior-Housing CMBS. As a result, the Company's current estimate of future credit losses as of December 31, 2001 does not include any provision for shortfalls and/or realized losses arising from the healthcare and senior housing mortgage loans in this CMBS transaction. It should be noted that changes in the future performance of the healthcare and senior housing mortgage loans that result in greater shortfalls and/or losses may result in future losses and/or possible impairment to CRIIMI MAE's CMBS.

     Specially Serviced Mortgage Loans

     CMSLP performs special servicing services on the loans underlying CRIIMI MAE's Subordinated CMBS portfolio. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the CMBS pool documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. CRIIMI MAE believes that because it owns the first loss unrated or lowest rated bond of all but one CMBS, CMSLP has an incentive to quickly resolve any loan workouts. As of December 31, 2001 and 2000, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

                                                                                    12/31/01                    12/31/00
                                                                                    --------                    --------
                     Specially serviced loans due to monetary default (a)       $701.7 million              $259.1 million
                     Specially serviced loans due to covenant default/other       90.0 million                51.5 million
                                                                                ---------------             ---------------
                     Total specially serviced loans (b)                         $791.7 million              $310.6 million
                                                                                ===============             ===============
                     Percentage of total mortgage loans (b)                         4.1%                         1.5%
                                                                                ===============             ===============

(a) Includes $94.5 million and $48.3 million, respectively, of real estate owned by underlying trusts.

(b) As of February 28, 2002, total specially serviced loans were $902 million, or 4.8% of the total mortgage loans (as discussed further below).

     The specially serviced mortgage loans as of December 31, 2001 were secured by properties of the types and located in the states identified below:



                 Property Type      $ (in millions)   Percentage             Geographic Location     $ (in millions)   Percentage
                 -------------      ---------------   ----------             -------------------     ---------------   ----------

                 Hotel............       $  407.8          51%               Florida..............      $ 109.8            14%
                 Retail...........          241.0          30%               Texas................        103.6            13%
                 Multifamily......           44.9           6%               Oregon...............         94.8            12%
                 Office...........           44.7           6%               Georgia..............         41.4             5%
                 Healthcare.......           31.7           4%               California...........         41.2             5%
                 Industrial.......           14.1           2%               New York.............         40.4             5%
                 Other............            7.5           1%               Other................        360.5            46%
                                          -------         ----                                          -------           ----
                     Total........        $ 791.7         100%                  Total.............      $ 791.7           100%
                                          =======         ====                                          =======           ====


     As reflected above, as of December 31, 2001, approximately $407.8 million, or 51%, of the specially serviced mortgage loans represent mortgages on hotel properties. The hotel properties are geographically diverse, with a mix of hotel property types and franchise affiliations. Of the mortgage loans underlying the Company's CMBS, there are loans representing a total outstanding principal amount of $1.3 billion secured by limited service hotels, of which $278.2 million, or 21.5%, are in special servicing as of December 31, 2001. Limited service hotels are generally hotels with room-only operations or hotels that offer a bedroom and bathroom for the night, but limited other amenities, and are often in the budget or economy group. Of the mortgage loans underlying the Company's CMBS, there are loans representing a total outstanding principal amount of $1.51 billion secured by full service hotels, of which $129.6 million, or 8.6%, are in special servicing as of December 31, 2001. Full service hotels are generally mid-price, upscale or luxury hotels with restaurant and lounge facilities and other amenities.

     Also, as of December 31, 2001, of the mortgage loans underlying the Company's CMBS, there are loans representing a total outstanding principal amount of $5.7 billion secured by retail properties, of which approximately $241.0 million are in special servicing. The retail loans comprise approximately 30% of the specially serviced loans as of December 31, 2001. The Company is monitoring its exposure to certain retailers that are currently in bankruptcy or are otherwise experiencing financial difficulties.

     As of February 28, 2002, specially serviced loans totaled $902.0 million. During the period September 30, 2001 (the date the Company last revised the loss estimates) through February 28, 2002, there was a $292.7 million, or 48%, increase in specially serviced loans due to additional defaults on underlying mortgage loans secured by a variety of property types, but primarily hotel and retail properties. The properties that secure these loans have been adversely impacted by a variety of factors, including the economic slowdown and recession which, especially for hotel properties, has been exacerbated by the terrorist attacks of September 11, 2001. Of the monetary defaults on the mortgage loans underlying the Company's CMBS which transferred into special servicing between September 30, 2001 and February 28, 2002, an approximate $358.9 million, or 76%, are loans secured by hotel properties. During this same period, approximately $132.3 million of loans in special servicing due to monetary default and real estate owned transferred out of special servicing due to correction, dispositions or sale, resulting in a total special servicing portfolio of $902.0 million as of February 28, 2002, of which $834.1 million reflect monetary defaults and real estate owned.

     Of the transfers into special servicing due to monetary default from September 30, 2001 through February 28, 2002, $255 million were comprised of six different borrowing relationships more fully described as follows:

         o    25 hotel loans totaling $98.3 million spread across three
              CMBS transactions. In one of these CMBS transactions, which contains 10 loans totaling $38.8 million, the Company holds only a 25% ownership interest in the non-rated class. The 25 loans were transferred into special servicing due to the bankruptcy filing of each special purpose borrowing entity and their parent company in December 2001. The parent company was able to obtain debtor-in-possession financing that is expected to pay post-petition interest on $71 million of these loans through December 2002. The remaining $27 million of loans were deemed by the borrower to be highly leveraged, and therefore, not able to support additional debt. Interest will not be paid current on these loans.
         o Ten loans totaling $65.0 million spread across two CMBS transactions secured by hotel properties in the Pacific west and northwest states. These loans are past due for the October 2001 payment. The borrower has indicated that the properties have experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks. These loans are related to 17 other loans, secured by similar properties, totaling approximately $78 million that transferred into special servicing in January 2001.
         o Five loans totaling $46.5 million secured by hotel properties in Florida and Texas. The loans are past due for the September 2001 payment.
         o Nine loans totaling $19.8 million secured by limited service hotels in the midwest. The loans are past due for the December 2001 payment. The borrower cites reduced occupancy related to the recent downturn in travel as the cause for a drop in operating performance at the properties. CMSLP is attempting to negotiate a workout with the borrower.
         o    Two loans totaling $15.6 million secured by hotels in Texas.
              The loans were transferred to special servicing in December 2001 for imminent payment default. Since that time, the borrower has made a payment and the loans are now due for the February 2002 payment.
         o Eight loans totaling $10.0 million secured by free-standing retail stores in Maryland and Virginia. Each property is occupied by a national retailer. The loans are past due for the December 2001 payment. CMSLP has entered into a workout with the borrower whereby rents are being deposited directly into a lockbox. Additional payments are being collected to bring the loans current during 2002.

     For all of its existing and recent transfers to special servicing, including these large borrower relationships, CMSLP is pursuing remedies available to it in order to maximize the recovery of the outstanding debt.

Appraisal Reductions and Losses on CMBS

     The effect of an appraisal reduction generally is that the servicer stops advancing interest payments on the amount by which the aggregate of debt, advances and other expenses exceeds the appraisal amount, thus reducing the cash flows to CRIIMI MAE as the holder of the first loss unrated or lowest rated bonds, as if such appraisal reduction was a realized loss. As an example, assuming a weighted average coupon of 6%, a $1 million appraisal reduction would reduce net cash flows to the Company by $60,000 on an annual basis. An appraisal reduction may result in a higher or lower realized loss based on the ultimate disposition or work-out of the mortgage loan. Appraisal reductions for the CMBS transactions in which the Company retains an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

                                                                   CBO-1           CBO-2         Nomura           Total
                                                                   -----           -----         ------           -----
Year 1999                                                      $        --      $        --     $     --       $        --
Year 2000                                                        1,872,000       18,871,000           --        20,743,000
Year 2001                                                       15,599,000       31,962,000      874,000        48,435,000
                                                               -----------     ------------     --------       -----------
Cumulative Appraisal Reductions through December 31, 2001 (a)  $17,471,000      $50,833,000     $874,000       $69,178,000
                                                               ===========      ===========     ========       ===========


         * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, where CMSLP obtains a third party appraisal, it calculates one.

         (a) During the period January 1, 2002 through February 28, 2002, there were an additional $15.7 million of appraisal reductions.

     The Company's unrated bonds/issuer's equity from CBO-1, CBO-2 and Nomura are expected to experience principal write-downs. The following table summarizes the actual realized losses on CMBS through December 31, 2001 and the expected future losses through the life of the CMBS:

                                                             CBO 1          CBO 2        Nomura        Total
                                                             -----          -----        ------        -----
Year 1999 actual realized losses                         $    738,000   $        --     $      --     $   738,000
Year 2000 actual realized losses                            3,201,000     1,087,000            --       4,288,000
Year 2001 actual realized losses                              545,000     8,397,000       238,000       9,180,000
                                                        -------------   -----------     ---------     -----------
Cumulative actual realized losses through the year 2001     4,484,000     9,484,000       238,000      14,206,000
Expected loss estimates for the year 2002                  29,878,000    31,915,000     1,032,000      62,825,000
Expected loss estimates for the year 2003                  18,058,000    51,619,000     1,077,000      70,754,000
Expected loss estimates for the years 2004-2006            27,676,000    94,095,000    12,896,000     134,667,000
Expected loss estimates for the year 2007-2009              5,606,000    15,508,000     7,028,000      28,142,000
Expected loss estimates for the remaining life of
   investment (for the years 2010-2027)                     7,386,000    12,794,000     3,904,000      24,084,000
                                                        -------------  ------------   -----------    ------------
Cumulative actual and expected loss estimates through
   life of CMBS                                          $ 93,088,000  $215,415,000   $26,175,000    $334,678,000
                                                        =============  ============   ===========    ============

     At September 30, 2001, the Company revised its overall expected loss estimate related to its CMBS portfolio from $298 million to $307 million. As of December 31, 2001, the Company further revised its overall expected loss estimate related to its CMBS portfolio from $307 million to $335 million, with such total losses occurring or expected to occur over the life of the CMBS investment. These revisions to loss estimates were the result of the continued slowing U.S. economy and recession during 2001, which were exacerbated by the terrorist attacks on September 11, 2001 and subsequent terrorist actions and threats. Principally as a result of the slowing economy and terrorist actions and threats, the underlying mortgage loans have had a greater than previously anticipated number of monetary defaults. Additionally, recent appraisal amounts on properties underlying certain defaulted loans have been significantly lower than anticipated, thereby increasing the estimated principal loss on the commercial loans. The Company's overall expected loss estimate of $335 million through the life of its CMBS portfolio represents the Company's estimate of total principal write-downs to its CMBS due to realized losses related to underlying mortgage loans, and is included in the calculation of the current weighted average anticipated yield to maturity, as discussed below.

     As the Company had determined that there had been an adverse change in expected future cash flows and that its current estimate of expected credit losses exceeded credit losses as previously projected, the Company believed certain of the CMBS had been impaired under EITF 99-20 and FAS 115 as of September 30, 2001 and again as of December 31, 2001. As the fair value of the impaired CMBS was approximately $3.9 million and $30.8 million below the amortized cost basis as of September 30, 2001 and December 31, 2001, respectively, the Company recorded other than temporary non-cash impairment charges through the income statement of those same amounts during the third and fourth quarters of 2001. There can be no assurance that the Company's revised estimate of expected losses will not be exceeded as a result of additional or continuing adverse events or circumstances, such as a continuing economic slowdown and recession.

Yield to Maturity

     The following table summarizes yield-to-maturity information relating to the Company's Subordinated CMBS on an aggregate pool basis:

                                                                                           Current
                                                               Anticipated               Anticipated
                                                                Yield to                  Yield to
                                                                Maturity                  Maturity
         Pool                                               as of 1/1/01 (1)          as of 1/1/02 (1)
         ----                                               ----------------          ----------------
      Retained Securities from
        CRIIMI 1998 C1 (CBO-2)                                  11.8% (2)                 12.1% (3)

      Retained Securities from
        CRIIMI 1996 C1 (CBO-1)                                  21.0% (2)                 14.3% (3)

      Nomura Asset Securities Corp.
        Series 1998-D6 Tranche B7 (Nomura)                      25.3% (2)                 28.7% (3)
                                                                ---------                 ---------

      Weighted Average (4)                                      12.4% (2)                 12.4% (3)


(1) Represents the anticipated weighted average yield over the expected average life of the Company's CMBS portfolio as of January 1, 2001 and 2002, based on management's estimate of the timing and amount of future credit losses.

(2) As previously discussed, as of December 31, 2000, the Company revised its overall expected loss estimate related to its CMBS portfolio from $225 million to $298 million which resulted in non-cash impairment recognition of $143.5 million related to the CMBS. As a result of recognizing impairment, the Company revised its anticipated yields as of January 1, 2001, which were used to recognize interest income beginning January 1, 2001. These anticipated revised yields took into account the lower cost basis as of December 31, 2000, and contemplated larger than previously anticipated losses and those losses occurring sooner than previously anticipated. While the Company expected lower cash flows from its CMBS portfolio than its previous estimates, yields actually increased because of a reduction in the carrying value of the Company's CMBS portfolio to fair value (i.e., cash flows divided by a much lower asset base cause yields to increase).

(3) As previously discussed, as of December 31, 2001, the Company again revised its overall expected loss estimate related to its CMBS portfolio from $307 million to $335 million which resulted in non-cash impairment recognition to certain of the CMBS. As a result of this change in expected future cash flows and the recognition of impairment, the Company revised its anticipated yields as of January 1, 2002, which will be used to recognize interest income beginning January 1, 2002. These anticipated revised yields take into account the lower cost basis on the impaired CMBS as of December 31, 2001, and contemplate larger than previously anticipated losses and those losses generally occurring sooner than previously anticipated.

(4) The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in GAAP income recognition which is greater than or less than cash received. For the years ended December 31, 2001 and 2000, the amount of income recognized in excess of cash received on all of the Subordinated CMBS owned by the Company due to the effective interest rate method was approximately $10.2 million and $15.2 million, respectively.

Determining Fair Value of Retained Interests (Subordinated CMBS)

     The Company uses a discounted cash flow methodology for determining the fair value of its retained Subordinated CMBS. The discounted cash flow methodology includes the use of a third-party proprietary cash flow model to project the gross cash flows from the underlying commercial mortgage pools that serve as collateral for the Company's Subordinated CMBS. The gross mortgage cash flows are based on the respective loan attributes of each commercial mortgage, such as the interest rate, original loan amount and term to maturity (contained within a commercial mortgage pool) and are projected assuming no prepayments and no losses as is the market convention. The corresponding distribution of each commercial mortgage pool's principal and interest payments are based on specific documents unique to each CMBS transaction, referred to as pooling and servicing agreements. The value of the resulting CMBS cash flow distributions are then determined by applying a discount rate that, in the Company's view, is commensurate with the market's perception of risk of comparable assets. The Company used a variety of sources to determine its discount rate including institutionally-available research reports and communications with dealers and subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of December 31, 2001 and 2000, it has disclosed the range of discount rates by rating category used in determining these fair market values.

Key Assumptions in Determining Fair Value

     The gross mortgage cash flows from each commercial mortgage pool and their corresponding distribution on the CMBS may be affected by numerous assumptions and variables including:

(i)      the receipt of mortgage payments earlier than projected ("prepayment");
(ii) delays in the receipt of monthly cash flow distributions to CMBS as a result of mortgage loan defaults and/or extensions in the loan's term to maturity (see "extension risk" below);
(iii) changes in the timing and/or amount of credit losses on the commercial mortgage loans ("credit risk"), which are a function of:

         o the percentage of mortgage loans that experience a default either during the mortgage term or at maturity (referred to in the industry as a "default percentage");
         o the recovery period represented by the time that elapses between the default of a commercial mortgage loan and the subsequent foreclosure and liquidation of the corresponding real estate (a period of time referred to in the industry as a "lag"); and,
         o the percentage of mortgage loan principal lost as a result of the deficiency in the liquidation proceeds resulting from the foreclosure and sale of the commercial real estate (referred to in the industry as a "loss severity");

(iv) the discount rate used to derive fair value which is comprised of the following:

         o a benchmark risk-free rate, calculated by using the current, "on-the-run" U.S. Treasury curve and interpolating a comparable risk-free rate based on the weighted-average life of each CMBS; plus,
         o  a credit risk premium; plus,
         o  a liquidity premium.

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

Key Assumptions Resulting in an Adverse Impact to Fair Value

     Factors  which  could  adversely  affect  the  valuation  of the  Company's
Subordinated CMBS include: (i) the receipt of future cash flows less than anticipated due to higher credit losses (i.e., higher credit losses resulting from a larger percentage of loan defaults, and/or losses occurring sooner than projected, and/or longer periods of recovery between the date of default and liquidation, and/or higher loss of principal, see "Sensitivity of Fair Value to Changes in Credit Losses" below), (ii) an increase in the required rate of return (see "Sensitivity of Fair Value to Changes in the Discount Rate" below) for Subordinated CMBS, and/or (iii) the receipt of cash flows later than anticipated (see "Sensitivity of Fair Value to Extension Risk" below).

     Sensitivity of Fair Value to Changes in Credit Losses

     For purposes of this disclosure, the Company used a market convention for simulating the impact of increased credit losses on Subordinated CMBS. Generally, the industry uses a combination of an assumed percentage of loan defaults (referred to in the industry as a Constant Default Rate or "CDR"), a period between the date of default and the sale and application of liquidation proceeds to the CMBS (referred to in the industry as a "lag"), and an assumed percentage of principal loss on each commercial mortgage loan assumed to default which is applied at the date of liquidation (referred to in the industry as a "loss severity"). For purposes of this disclosure, the Company assumed the following loss scenarios, each of which was assumed to begin 12 months from December 31, 2001: (i) 1.5% per annum of each commercial mortgage was assumed to default, a 12 month period of time was assumed to elapse between the date of default and the date of liquidation (however, it was assumed that the master servicer continued to advance scheduled principal and interest payments on behalf of the borrower during this time), and 30% of the then outstanding principal amount of each commercial mortgage loan was assumed to be lost (referred to in the industry as a 1.5% CDR, 12 month lag, and 30% loss severity, and referred to herein as the "1.5% CDR Loss Scenario"), and (ii) 2.5% per annum of each commercial mortgage was assumed to default, a 12 month period of time was assumed to elapse between the date of default and the date of liquidation (however, it was assumed that the master servicer continued to advance scheduled principal and interest payments on behalf of the borrower during this time), and 30% of the then outstanding principal amount of each commercial mortgage loan was assumed to be lost (referred to in the industry as a 2.5% CDR, 12 month lag, and 30% loss severity, and referred to herein as the "2.5% CDR Loss Scenario"). The delay in receipt and the reduction in amount of cash flows resulting from the 1.5% CDR Loss Scenario and the 2.5% CDR Loss Scenario, respectively, resulted in a corresponding decline in the fair value of the Company's Subordinated CMBS by approximately $24.9 million (or 3.0 percent) and $66.7 million (or 8.1 percent), respectively.

     The aggregate amount of credit losses assumed under the 1.5% CDR Loss Scenario and the 2.5% CDR Loss Scenario totaled approximately $403.1 million and $669.7 million, respectively. These amounts are in comparison to the aggregate remaining amount of anticipated credit losses assumed by the Company's management as of December 31, 2001 of approximately $335 million used to calculate GAAP income yields. It should be noted that the amount and timing of the anticipated credit losses assumed by the Company's management related to the GAAP income yields are not directly comparable to those assumed under the 1.5% CDR Loss Scenario and the 2.5% CDR Loss Scenario). As discussed above, gross cash flows are used to calculate fair value.

     Sensitivity of Fair Value to Changes in the Discount Rate

     The required rate of return used to determine the fair value of the Company's Subordinated CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium. These variables are combined to determine a total rate that, when used to discount the Subordinated CMBS's assumed stream of future cash flows, results in a net present value of such cash flows. The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market's perception of the issuers and the credit fundamentals of the commercial real estate underlying each pool of commercial mortgage loans. For purposes of this disclosure, the Company assumed that the discount rate used to determine the fair value of its Subordinated CMBS increased by 100 basis points and 150 basis points. The increase in the discount rate by 100 and 150 basis points, respectively, resulted in a corresponding decline in the value of the Company's Subordinated CMBS by approximately $44.9 million (or 5.4 percent) and $65.6 million (or 8.0 percent), respectively.

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

Sensitivity of Fair Value to Extension Risk

     For purposes of this disclosure, the Company assumed that the maturity date of each commercial mortgage loan underlying its Subordinated CMBS was extended for a period of 12 months and 24 months beyond the contractual maturity date specified in each mortgage loan. The delay in the timing and receipt of such cash flows for an extended period of time consisting of 12 months and 24 months, respectively, resulted in a corresponding decline in the value of the Company's Subordinated CMBS by approximately $7.9 million (or 0.96 percent) and $14.2 million (or 1.72 percent), respectively.

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


6.    INSURED MORTGAGE SECURITIES

     CRIIMI MAE's consolidated portfolio of mortgage securities is comprised of GNMA Mortgage-Backed Securities and FHA-Insured Certificates. Additionally, mortgage securities include Federal Home Loan Mortgage Corporation (Freddie Mac) participation certificates which are collateralized by GNMA Mortgage-Backed Securities, as discussed below. As of December 31, 2001, 87% of CRIIMI MAE's investment in mortgage securities were GNMA Mortgage-Backed Securities (including securities which collateralized Freddie Mac participation certificates) and approximately 13% were FHA-Insured Certificates. GNMA Mortgage-Backed Securities and FHA-Insured Certificates are collectively referred to herein as "mortgage securities."

CRIIMI MAE owns the following mortgage securities directly or indirectly through its wholly-owned subsidiaries referenced below:

                                                                     As of December 31, 2001
                                                                     -----------------------
                                                                                            Weighted
                                            Number of                                       Average
                                             Mortgage                                      Effective    Weighted Average
                                            Securities    Fair Value    Amortized Cost   Interest Rate   Remaining Term
                                           -----------  --------------- ---------------- -------------- ----------------
CRIIMI MAE                                      1         $  5,254,885     $  5,372,303      8.00%         33 years
CRIIMI MAE Financial Corporation               30          106,445,595      107,546,937      8.44%         27 years
CRIIMI MAE Financial Corporation II            42          182,696,905      188,339,465      7.19%         25 years
CRIIMI MAE Financial Corporation III           19           48,693,918       49,724,286      7.97%         28 years
                                           -------      --------------- ---------------- ----------     ------------
                                               92 (1)(2)  $343,091,303     $350,982,991      7.70% (3)     26 years (3)
                                           =======      =============== ================ ==========     ============

                                                                     As of December 31, 2000
                                                                     -----------------------
                                                                                            Weighted
                                            Number of                                       Average
                                             Mortgage                                      Effective    Weighted Average
                                            Securities    Fair Value    Amortized Cost   Interest Rate   Remaining Term
                                           -----------  --------------- ---------------- -------------- ----------------

CRIIMI MAE                                      1         $  5,345,888     $  5,402,205      8.00%         34 years
CRIIMI MAE Financial Corporation               35          124,117,999      124,785,552      8.39%         28 years
CRIIMI MAE Financial Corporation II            45          197,158,703      200,934,734      7.20%         26 years
CRIIMI MAE Financial Corporation III           22           59,128,817       59,718,390      7.83%         28 years
                                           -------      --------------- ---------------- ----------     ------------
                                              103 (4)     $385,751,407     $390,840,881      7.69% (3)     27 years (3)
                                           =======      =============== ================ ==========     ============


(1) During the year ended December 31, 2001, there were 9 prepayments of mortgage loans underlying mortgage securities held by CRIIMI MAE's subsidiaries referenced above. These prepayments generated net proceeds of approximately $29.9 million and resulted in net financial statement gains of approximately $53,000, which are included in net (losses) gains on mortgage security and originated loan dispositions in the accompanying consolidated statement of income for the year ended December 31, 2001.

(2) During the year ended December 31, 2001, one of the Company's subsidiaries referenced above received payments from HUD relating to the assignment of two mortgage loans with a combined amortized cost of approximately $5.5 million. These assignments resulted in a net financial statement loss of approximately ($95,000), which is included in net (losses) gains on mortgage security and originated loan dispositions in the accompanying consolidated statement of income for the year ended December 31, 2001.

(3) Weighted averages were computed using total face value of the mortgage securities.

(4) During the year ended December 31, 2000, there were six prepayments of mortgage loans underlying mortgage securities held by CRIIMI MAE's subsidiaries referenced above. These prepayments generated net proceeds of approximately $12.6 million and resulted in net financial statement gains of approximately $280,000, which are included in gains on mortgage security dispositions on the accompanying consolidated statement of income for the year ended December 31, 2000.

     As shown in the table referenced above, the total mortgage securities of $343.1 million includes an unencumbered insured mortgage security with a fair value of $5.3 million. The remaining $337.8 million of mortgage securities are pledged to secure certain collateralized mortgage obligations or securities issued in connection with three securitization transactions. As discussed in
Note 7, the secured obligations total approximately $326.6 million as of December 31, 2001. CRIIMI MAE receives the net cash flows after debt service, generally excess interest and prepayment penalties, from the three wholly-owned subsidiaries that pledged these insured mortgage securities to secure the related obligations, along with the cash flow from the one unencumbered mortgage security, which represent the total cash flows that the Company receives from these mortgage securities. These net cash flows after debt service are applied as principal amortization payments (in connection with cash flow from other miscellaneous assets) on Series A Senior Secured Notes.

     Descriptions of the mortgage securities owned, directly or indirectly by CRIIMI MAE, which exceed 3% of the total carrying value of the consolidated mortgage securities as of December 31, 2001, summarized information regarding other mortgage securities and mortgage securities income earned in 2001, 2000 and 1999, including interest earned on the disposed mortgage securities, are as follows:

                                              Mortgage Securities as of December 31, 2001               Mortgage Income Earned
                              --------------------------------------------------------------------  --------------------------------
                                                                          Effective     Maturity
                                Face           Fair       Amortized Cost   Interest      Final
                               Value (1)     Value(2)(4)     (1)(3)          Rate      Date Range    2001      2000        1999
                              ------------   ------------ --------------  ---------    -----------  -------   -------    --------
CRIIMI MAE

GNMA Mortgage-Backed
 Securities
   Other (1 mortgage
     security)               $  5,372,303   $  5,254,885   $  5,372,303       8.00%    02/2035  $  431,096     $433,385     $435,493
                              -----------    -----------    -----------                         ----------    ---------   ----------

CRIIMI MAE Financial
Corporation

FHA-Insured Certificates
   Other (16 mortgage                                                        7.35%-   02/2019-
     securities)               45,644,046     45,986,971     45,727,435      11.00%    04/2034   4,225,863    4,262,094    4,295,199

GNMA Mortgage-Backed
 Securities
   Bellhaven Nursing Center    13,852,292     13,694,357     13,852,292     8.63%     12/2031    1,164,470    1,172,021    1,178,951
   Other (13 mortgage                                                       7.93%-    06/2018-
     securities)               47,644,065     46,764,267     47,967,210      8.78%     04/2035   3,817,987    3,862,001    3,902,597
                              -----------    -----------    ------------                        ----------   ----------   ----------

                              107,140,403    106,445,595    107,546,937                          9,208,320    9,296,116    9,376,747
                             ------------   ------------   -------------                        ----------   ----------   ----------

CRIIMI MAE Financial
Corporation II

GNMA Mortgage-Backed
 Securities
   Oakwood Garden Apartments  12,473,329      12,212,757     12,711,676      7.51%    10/2023      901,325      916,455      930,496
   San Jose South             27,115,928      26,549,468     27,318,857      7.66%    10/2023    1,974,586    2,007,005    2,037,043
   Somerset Park Apartments   28,189,673      27,587,238     28,663,650      7.41%    07/2028    2,065,888    2,089,020    2,110,507
   Yorkshire Apartments       14,369,116      14,059,340     14,432,569      7.21%    07/2031    1,009,096    1,017,995    1,026,277
   Other (38 mortgage                                                        7.14%-  06/2018-
   securities)               104,508,110     102,288,102    105,212,713       7.90%   05/2029    7,646,453    7,741,289    7,829,298
                            ------------   -------------  -------------                         ----------   ----------   ----------
                             186,656,156     182,696,905    188,339,465                         13,597,348   13,771,764   13,933,621
                            ------------   -------------  -------------                         ----------   ----------   ----------

CRIIMI MAE Financial
Corporation III

GNMA Mortgage-Backed
   Securities
   Other (19 mortgage                                                       7.45%-   08/2015-
     securities)              49,638,865      48,693,918     49,724,286     10.94%    02/2035    3,986,181    4,023,395    4,057,798
                           -------------   -------------  --------------                       -----------   ----------   ----------

Total Insured Mortgage
   Securities               $348,807,727    $343,091,303   $350,982,991                         27,222,945   27,524,660   27,803,659
                           =============   =============  =============


Insured Mortgage Security Dispositions                                                           1,629,774    3,143,568    5,601,512
                                                                                               -----------  -----------  -----------


Insured Mortgage Securities Interest Income                                                    $28,852,719  $30,668,228  $33,405,171
                                                                                               ===========  ===========  ===========


(1) Principal and interest on mortgage securities is payable at level amounts over the life of the mortgage asset. Total annual debt service payable to CRIIMI MAE and its financing subsidiaries for the mortgage securities held as of December 31, 2001 is approximately $31.4 million.
(2) Reconciliations of the carrying amount of CRIIMI MAE's insured mortgage securities for the years ended December 31, 2001 and 2000 follow:

                                                                        For the year ended December 31,
                                                                          2001                  2000
                                                                     ----------------      ----------------
Balance at beginning of year                                           $ 385,751,407         $ 394,857,239

Additions during the year:
    Amortization of discount                                                  15,688                16,554
    Adjustment to net unrealized gains on mortgage securities                     --             7,522,396

Deductions during the year:
    Principal payments                                                   (4,308,118)           (4,264,161)
    Mortgage dispositions                                               (35,469,292)          (12,292,734)
    Adjustment to net unrealized losses on insured mortgage
      securities                                                         (2,802,216)                   ---
    Accretion of premium                                                    (96,166)              (87,887)
                                                                     ----------------      ----------------
Balance at end of year                                                 $ 343,091,303         $ 385,751,407
                                                                     ================      ================



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

(4)  None of these mortgage securities are delinquent as of December 31, 2001.


7.   OBLIGATIONS UNDER FINANCING FACILITIES

     Discussed below are the Company's obligations under financing facilities as of December 31, 2001 and 2000. All such obligations existing immediately prior to the Effective Date, to the extent constituting allowed claims, were paid in full on the Effective Date as part of the Reorganization Plan (except for a claim related to First Union), through either a cash payment or issuance of New Debt, or a combination of both. See Note 15 for additional information related to the settlement of the First Union claim.

Obligations Outstanding as of December 31, 2001 and 2000

     The following table summarizes CRIIMI MAE's debt outstanding as of December 31, 2001 and 2000:

                                                                  Year ended December 31, 2001
                                       -------------------------------------------------------------------------------------
                                                             Effective                       Average
                                           Ending         Interest Rate     Average         Effective          Stated
                                          Balance          at Year End      Balance           Rate           Maturity Date
                                       -----------------   -----------   ---------------    ---------  ---------------------
Variable-rate secured borrowing (11)    $   244,194,590        6.5%     $ 179,214,481 (8)      8.2%            April 2005
Series A senior secured notes (11)           99,505,457       12.2%        71,723,157 (8)     12.2%            April 2006
Series B senior secured notes (11)           63,937,383       21.1%        43,876,198 (8)     21.0%            April 2007

Securitized mortgage obligations:
          CMBS (3)                          283,047,470        9.1%       282,017,637          9.1%     Nov 2006-Nov 2011
          Freddie Mac funding note (4)      180,291,091        7.5%       187,895,844          7.5%             Sept 2031
          Fannie Mae funding note (5)        48,062,403        7.4%        53,304,433          7.4%            March 2035
          CMO (6)                            98,204,667        7.5%       107,514,532          7.5%              Jan 2033
Mortgage payable (10)                         7,109,252       12.0%         1,777,203         12.0%              May 2008
Variable-rate secured borrowings
       CMBS (1) (2)                                  --          --       108,784,948 (9)      6.7%  March 1999-Sept 2000

Bank term loan  (2)                                  --          --           386,389 (9)      7.0%              Dec 1998

Working capital line of credit (2)                   --          --        11,888,889 (9)      7.5%              Dec 1998

Bridge loan (2)                                      --          --        14,786,663 (9)      8.0%              Feb 1999

Senior unsecured notes (2)                           --          --        29,722,222 (9)      9.1%              Dec 2002
                                       ----------------                --------------

          Total Debt                   $  1,024,352,313        9.1%    $1,092,892,596          8.9%
                                       ================                ==============


                                                                  Year ended December 31, 2000
                                       -------------------------------------------------------------------------------------
                                                           Effective                         Average
                                           Ending         Interest Rate     Average         Effective          Stated
                                          Balance          at Year End       Balance           Rate           Maturity Date
                                       -----------------  ------------   ---------------    ---------   --------------------

Securitized mortgage obligations:
       CMBS (3)                          $  280,520,265        9.1%     $ 279,680,235         9.1%        Nov 2006-Nov 2011
       Freddie Mac funding note (4)         192,168,879        7.5%       196,385,577         7.5%                Sept 2031
       Fannie Mae funding note (5)           57,765,188        7.4%        58,988,331         7.4%               March 2035
       CMO (6)                              114,715,858        7.5%       115,196,505         7.5%                 Jan 2033
       CMO-loan originations (7)                     --          --       334,884,751         6.6%                       --
Variable-rate secured borrowings -
       CMBS (1)(2)                          367,535,895        7.9%       547,769,490         7.5%     March 1999-Sept 2000
Senior unsecured notes (2)                  100,000,000        9.1%       100,000,000         9.1%                 Dec 2002
Bank term loan (2)                            1,300,000        8.0%         1,300,000         7.6%                 Dec 1998
Working capital line of credit (2)           40,000,000        8.4%        40,000,000         8.2%                 Dec 1998
Bridge loan (2)                              49,749,522        9.0%        49,749,522         8.6%                 Feb 1999
                                       ----------------                --------------
          Total Debt                     $1,203,755,607        8.2%    $1,723,954,411         8.1%
                                       ================                ==============


(1) Certain debt balances were reduced to reflect application of net cash flow received during the Chapter 11 proceeding.

(2) These facilities were in default as of December 31, 2000 due to the Company's Chapter 11 filing. All outstanding unpaid amounts under these facilities, to the extent they constituted allowed claims, were paid in full in connection with the Reorganization Plan, except for the allowed claim related to First Union, as discussed in Note 15, through either cash payment or issuance of New Debt or a combination of both.

(3) As of December 31, 2001 and 2000, the face amount of the debt was $328,446,000 and $328,446,000, respectively, with unamortized discount of $45,398,530 and $47,925,735, respectively. During the years ended December 31, 2001 and 2000, discount amortization of $2,527,205 and $2,354,298, respectively, was recorded as interest expense.

(4) As of December 31, 2001 and 2000, the face amount of the note was $185,616,298 and $198,070,722, respectively, with unamortized discount of $5,325,207 and $5,901,843, respectively. During the years ended December 31, 2001 and 2000, discount amortization of $576,636 and $1,820,547, respectively, was recorded as interest expense.

(5) As of December 31, 2001 and December 31, 2000, the face amount of the note was $49,182,632 and $59,112,927, respectively, with unamortized discount of $1,120,229 and $1,347,739, respectively. During the years ended December 31, 2001 and 2000, discount amortization of $227,510 and $158,774, respectively, was recorded as interest expense.

(6) As of December 31, 2001 and 2000, the face amount of the note was $100,727,532 and $117,729,663, respectively, with unamortized discount of $2,522,865 and $3,013,805, respectively. During the years ended December 31, 2001 and 2000, discount amortization of $490,940 and $475,379, respectively, was recorded as interest expense.

(7) As of December 31, 2001 and 2000, the face amount of the debt was $-0- and $-0-, respectively, with unamortized discount of $-0- and $-0-, respectively. During the years ended December 31, 2001 and 2000, discount amortization of $-0- and $1,187,656, respectively, was recorded as interest expense.

(8) The average balances of the New Debt from their effective date of April 17, 2001 to December 31, 2001 were $253,539,866 for the Variable-Rate Secured Borrowing, $102,056,666 for the Series A Senior Secured Notes and $62,432,534 for the Series B Senior Secured Notes.

(9)  The average balances of these facilities prior to the Effective Date
     (for the period January 1, 2001 to April 17, 2001) were: $364,733,653 for the variable-rate secured borrowings, $1,300,000 for the bank term loan, $40,000,000 for the working capital line of credit, $49,749,522 for the bridge loan and $100,000,000 for the senior unsecured notes.

(10) As of December 31, 2001, the unpaid principal balance of this mortgage payable is $8,824,288 and the unamortized discount is $1,715,036. The coupon rate on the mortgage debt is 7.34%. The effective interest rate on the debt is 12.00% as a result of the discount amortization. The discount is being amortized to interest expense through maturity in 2008. During the year ended December 31, 2001, discount amortization of $46,929 was recorded as interest expense.

(11) The effective interest rate at December 31 and during the period reflects the accrual of expected extension fees that will be payable. During 2001, the Company recognized interest expense of $2,372,379, $337,390, and $432,390 related to the expected extension fees for the Variable-Rate Secured Borrowing, the Series A Senior Secured Notes, and the Series B Senior Secured Notes, respectively.

(12) Stated maturities per respective loan agreements. The maturities of CRIIMI MAE's debt are as follows:


     2002                             $   99,163,840
     2003                                 85,443,854
     2004                                104,326,019
     2005                                265,348,988
     2006                                133,600,338
     Thereafter                          392,551,141
                                    -----------------
                                      $1,080,434,180 (a)(b)(c)(d)(e)
                                    =================

(a)  The projected principal payments on the Variable-Rate Secured
     Borrowing are based on the applicable amortization schedule provided in the operative documents. In addition, the projected principal payments include estimated principal payments from excess cash flow required to be applied toward the redemption of principal under the operative documents until a total of $50 million of the principal has been repaid, which is expected to occur in 2003. These principal payments are based on the Company's estimate of future cash flows as of March 15, 2002, which are subject to continuous change due to, without limitation, changes in interest rates, realized losses, appraisal reductions, interest shortfalls, credit performance of underlying loans, unanticipated expenses on foreclosed and non-performing loans, accumulated advances, prepayments, the Company's obligations in connection with the REO, the Company's general and administrative and other operating expenses, and cash dividends, if any, paid to shareholders.
     There can be no assurance that projected cash flows will approximate the actual cash flows.

(b) The stated annual interest rate on the Variable-Rate Secured Borrowing is LIBOR plus 3.25%. The average stated interest rate assumes that LIBOR is unchanged from the December 31, 2001 LIBOR rate of 1.87% over the remaining term of the debt. Any changes in the LIBOR rate will affect the actual principal payments on the Company's Variable-Rate Secured Borrowing in the future.

(c)  The projected principal payments on the Series A Senior Secured
     Notes are based, in part, on the Company's estimate of the cash flows from the collateral securing the Series A Senior Secured Notes as of March 15, 2002. In addition, there are principal payment obligations of $5 million, $15 million, and $15 million due on April 15, 2003, 2004 and 2005, respectively. If the Company fails to make any one of these payments, the interest rate on the unpaid principal amount would increase by 200 basis points if certain miscellaneous collateral is not sold or otherwise disposed of by the noteholders. These projected cash flows are subject to continuous change due to, without limitation, changes in interest rates, realized losses, appraisal reductions, interest shortfalls, credit performance of underlying loans, unanticipated expenses on foreclosed and non-performing loans, accumulated advances, prepayments, the Company's obligations in connection with the REO, the Company's general and administrative and other operating expenses, and cash dividends, if any, paid to shareholders. There can be no assurance that the projected cash flows will approximate the actual cash flows.

(d) The Series B Senior Secured Notes have no contractual principal payment requirements until maturity on April 15, 2007. The Series B
     Senior Secured Notes accrete interest at an annual rate of 7%. This accreted interest is added to the principal balance semi-annually on the interest payment dates. For purposes of this disclosure, the Company has not included any future accreted interest in the contractual principal payment amount at maturity. The Company estimates as of March 15, 2002 that the total principal payment due at maturity, including accreted interest, will be approximately $93 million.

(e) The projected principal payments on the securitized mortgage obligations are based on the projected cash flows that were used to estimate the December 31, 2001 fair values of the related securities, which collateralize this debt. The 2002 amounts include known prepayments, which occurred in January and February 2002.

New Debt Effective as of Emergence from Chapter 11

     The New Debt, which closed on the Effective Date, consists of three components, as identified below. Substantially all cash flows relating to existing assets are, and are currently expected to be, used to satisfy principal, interest and fee obligations under the New Debt. The New Debt is secured, by substantially all of the Company's assets. There are restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds in connection with the New Debt. The terms of the New Debt significantly restrict the amount of cash dividends that can be paid to shareholders. One such restriction provides that any cash dividends required to maintain REIT status (assuming the Company has the cash to make such distributions and that it is permitted to make such distributions under the terms of the New Debt) would be paid first to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. Another such restriction provides that if realized losses (as defined in the New Debt documents, and including appraisal reduction amounts on properties underlying the CMBS collateral) on CMBS exceed certain thresholds, then the Company is prohibited from paying cash dividends to its shareholders, except as required to maintain REIT status , with any such cash dividends to be paid in accordance with the terms set forth in the preceding sentence. As of December 31, 2001, the Company had exceeded the loss threshold amounts under the applicable operative documents evidencing the New Debt. See Note 1 for a further discussion of the restrictions resulting from exceeding the loss threshold amounts. In addition to the further descriptions of the New Debt components set forth below, reference is made to the New Debt operative documents filed as exhibits to a Current Report on Form 8-K in June 2001 for a more detailed description of the New Debt including payment terms, restrictions including restrictive covenants, events of default, and collateral. See "Reorganization" discussion below relating to the collateral structure for the New Debt.

     Variable-Rate Secured Borrowing

     The Variable-Rate Secured Borrowing (in the form of a repurchase transaction), in an original principal amount of $262.4 million, provides for
(i) interest at a rate of one month LIBOR plus 3.25% payable monthly, (ii) principal repayment/amortization obligations, including, without limitation, a requirement to pay down an aggregate $50 million in principal by April 16, 2003 (the failure to pay down this amount will not constitute an event of default but will result in the continuation or reinstatement of certain restrictions and additional restrictions), (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of each of 24, 30, 36 and 42 months after the Effective Date, and (iv) maturity on April 16, 2005 assuming the Company exercises its options to extend the maturity date of the debt. A monthly principal payment sufficient to amortize the related debt over a 15-year period, and additional principal amortization payments resulting from a cash flow sweep are required until the original principal balance has been reduced by $50 million. Thereafter, a monthly principal payment sufficient to amortize the related debt over a 13-year period will be required subject to the reinstatement of the cash flow sweep under certain limited circumstances. The Variable Rate Secured Borrowing had an outstanding principal balance of $244.2 million as of December 31, 2001. In connection with this Variable-Rate Secured Borrowing, the outstanding stock of CBO REIT held by CRIIMI MAE was transferred to the lenders pursuant to a repurchase agreement. The obligations under the repurchase agreement are secured by a first or third priority lien on certain CMBS, the stock in certain subsidiaries, and certain deposit accounts. The foregoing transferred stock and assets securing the Variable-Rate Secured Borrowing also secure the Series A and Series B Senior Secured Notes which constitute the balance of the New Debt.

     Series A Senior Secured Notes

     The Series A Senior Secured Notes, representing an aggregate original principal amount of $105 million, provide for (i) interest at a rate of 11.75% per annum payable monthly, (ii) principal repayment/amortization obligations, including, without limitation, a principal payment obligation of $5 million due April 15, 2003 (the failure to make this payment will not constitute an event of default but will result in a 200 basis point increase in the interest rate on the unpaid principal amount if certain miscellaneous collateral is not sold or otherwise disposed of), (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of each of 48, 54, and 60 months after the Effective Date, and (iv) maturity on April 15, 2006. The cash flow from the miscellaneous assets referenced below, which secure both the Series A Senior Secured Notes and the Series B Senior Secured Notes, will be applied, on a monthly basis, as principal amortization payments on the Series A Senior Secured Notes. The Series A Senior Secured Notes had an aggregate outstanding principal balance of $99.5 million as of December 31, 2001, and are secured by a first priority lien on the stock transferred in connection with the Variable-Rate Secured Borrowing, by a first or second priority lien on certain CMBS, the stock in certain subsidiaries, and certain deposit accounts (these assets also securing the Variable-Rate Secured Borrowing), and by a first priority lien on certain miscellaneous assets.

     Series B Senior Secured Notes

     The Series B Senior Secured Notes, representing an aggregate original principal amount of approximately $61.8 million, provide for (i) interest at a rate of 13% per annum, payable semi-annually, with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees of 1.5% of the unpaid principal balance payable at the end of each of 48, 54 and 60 months after the Effective Date (with the payment 60 months after the Effective Date also including an amount based on the unpaid principal balance 66 months after the Effective Date), and (iii) maturity on April 15, 2007. The Series B Senior Secured Notes had an aggregate outstanding principal balance of $63.9 million as of December 31, 2001, and are secured by a second priority lien on the stock transferred in connection with the Variable-Rate Secured Borrowing (this asset also securing the Series A Senior Secured Notes), by a second or third priority lien on certain CMBS, the stock in certain subsidiaries, and certain deposit accounts (those assets also securing the Variable-Rate Secured Borrowing and the Series A Senior Secured Notes), and by a second priority lien on certain miscellaneous assets (these assets also securing the Series A Senior Secured Notes).

Reorganization

     On the Effective Date of the Reorganization Plan, the Company effected an affiliate reorganization in order to indirectly secure the New Debt with the equity interests in CBO-1 and CBO-2. Pursuant to the affiliate reorganization, CRIIMI MAE Inc. formed CBO REIT, all shares of which were initially issued to CRIIMI MAE Inc., pledged certain previously pledged bonds (the "Pledged Bonds") and all outstanding shares of two qualified REIT subsidiaries (which own the equity interests in CBO-1 and CBO-2) (the "QRS Shares") to secure the New Debt, pledged the shares held by CRIIMI MAE in CBO REIT (the "REIT Shares") to secure the New Debt represented by the Series A Senior Secured Notes and Series B Senior Secured Notes, contributed the Pledged Bonds and the QRS Shares to CBO REIT, and transferred the REIT Shares, in a repurchase transaction, to the lenders which provided the New Debt represented by the Variable-Rate Secured Borrowing. Subject to the terms of the documents evidencing the New Debt, CRIIMI MAE Inc. has retained the right to exercise all voting and other corporate rights and powers of ownership with respect to the REIT Shares.

Information Regarding Certain Collateral Securing New Debt

Set forth below is certain information relating to the carrying value of certain assets securing all three components of the New Debt.

                                                                  Carrying Value at December 31, 2001
      Collateral                                                           ($ in millions)
      ----------                                                  -----------------------------------
      Certain CMBS (1)                                                         $454.7
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


          (3) Represents all outstanding shares of CRIIMI MAE CMBS Corp pledged by CRIIMI MAE to secure the New Debt. Such shares are currently owned by CBO REIT, Inc. CRIIMI MAE CMBS Corp owns the CCC rated and unrated bonds from CBO-2 (representing the equity interests in CBO-2). The carrying value of these CBO-2 bonds was approximately $35.4 million at December 31, 2001.


          (4) Represents all outstanding shares of CRIIMI MAE QRS 1, Inc. pledged by CRIIMI MAE to secure the New Debt. Such shares are currently owned by CBO REIT, Inc. CRIIMI MAE QRS 1, Inc. owns the B- rated and unrated bonds from CBO-1 (representing the equity interests in CBO-1). The carrying value of these CBO-1 bonds was approximately $37.7 million at December 31, 2001.


Other Debt Related Information

     Fluctuations in interest rates will continue to impact the value of CRIIMI MAE's mortgage assets and could impact the net interest margin through increased cost of funds on the variable-rate debt in place. CRIIMI MAE has an interest rate cap agreement in place in order to partially limit the adverse effects of rising interest rates on the variable rate debt in place. When the cap agreement expires, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any variable-rate borrowings unless the cap is replaced at equivalent rates or other steps are taken to mitigate this risk. Furthermore, CRIIMI MAE has interest rate risk to the extent that the LIBOR interest rate increases between the current rate and the cap rate. See Note 8 for further discussion of interest rate caps. As of December 31, 2001, CRIIMI MAE's debt-to-equity ratio was approximately 3.9 to 1 and CRIIMI MAE's non-match-funded debt-to-equity ratio was approximately 1.6 to 1.

     The following table lists the fair market value of the collateral related to the Company's Securitized Mortgage Obligations as of December 31, 2001 and 2000 (in millions):

       Securitized Mortgage Obligations         December 31, 2001    December 31, 2000
       --------------------------------         -----------------    -----------------
       CMBS                                           $ 296                $ 283
       Freddie Mac Funding Note                         183                  197
       Fannie Mae Funding Note                           49                   59
       CMO                                              106                  124


     Changes in interest rates will have no impact on the cost of funds or the collateral requirements on these Securitized Mortgage Obligations.

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

     The Company's litigation with First Union (one of the two lenders) was not settled or resolved prior to the Effective Date; and therefore, the classification of First Union's claim under the Reorganization Plan was not determined at the Effective Date. See Note 15 for further information regarding the settlement of the First Union litigation.

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

8.   INTEREST RATE PROTECTION AGREEMENT

     CRIIMI MAE has entered into an interest rate protection agreement to partially limit the adverse effects of potential rising interest rates on its Variable-Rate Secured Borrowing. Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. At December 31, 2001, CRIIMI MAE held one cap with a notional amount of $188.0 million, which hedged approximately 77% of the Company's variable-rate debt.

Notional Amount           Effective Date        Maturity Date          Cap            Index
---------------           --------------        --------------         ----           -----
$   188,000,000 (1)       April 2, 2001         April 2, 2003          5.25% (2)      1 month LIBOR


(1) CRIIMI MAE's designated interest rate protection agreement hedges CRIIMI MAE's variable-rate borrowing costs.
(2)      The one month LIBOR rate was 1.87% at December 31, 2001.

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

9.   DIFFERENCES BETWEEN FINANCIAL STATEMENT NET INCOME (LOSS) AND TAXABLE LOSS

     The differences between financial statement (GAAP) net income (loss) and taxable income (loss) are generally attributable to differing treatment of unrealized/realized gains and losses associated with certain assets; the bases, income, impairment, and/or credit loss recognition related to certain assets; and amortization of various costs. The distinction between GAAP net income
(loss) and taxable income (loss) is important to the Company's shareholders because dividends or distributions are declared and paid on the basis of taxable income, or taxable loss. The Company does not pay Federal income taxes so long as it satisfies the requirements for exemption from taxation pursuant to the REIT requirements of the Code. The Company calculates its taxable income, or taxable loss, as if the Company were a regular domestic corporation. This taxable income or taxable loss level determines the amount of dividends, if any, the Company is required to pay out over time in order to eliminate its tax liability.

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

     A summary of the Company's 2001 and 2000 net operating losses for tax purposes is as follows:

                                                                                           2001                 2000
                                                                                           ----                 ----
  January 2000 Loss                                                                  $ 478.2 million       $ 478.2 million
  LESS:   Portion recognized in 2000                                                  (119.6) million       (119.6) million
  LESS:   Portion recognized in 2001                                                  (119.5) million           --
                                                                                     ------------------    -----------------
  Balance Remaining of January 2000 Loss to be Recognized in Future Periods          $ 239.1 million       $ 358.6 million
                                                                                     ==================    =================

  Taxable Income for the year before recognition of January 2000 Loss (1)            $  22.7 million       $  20.1 million
  LESS:   January 2000 loss recognized                                                (119.5) million       (119.6) million
  PLUS:  Mark-to-market unrealized (loss) gain on Trading Assets                        (0.1) million         49.9 million
                                                                                     ------------------    -----------------
  Net Operating Loss for the year ended December 31                                  $( 96.9) million      $ (49.6) million
                                                                                     ==================    =================

  Accumulated Net Operating Loss through December 31                                 $(146.5) million      $ (49.6) million
  Net Operating Loss Utilization                                                         0 million             0 million
                                                                                     ------------------    -----------------
  Net Operating Loss Carried Forward for Use in Future Periods                       $(146.5) million      $ (49.6) million
                                                                                     ==================    =================


(1) Taxable income for the year ended December 31, 2001 includes an approximate $8.6 million loss on certain Trading Assets in connection with the transfer of certain Trading Assets on April 17, 2001 to CBO REIT following the reorganization effected to facilitate the collateral structure for the New Debt. Assets transferred to CBO REIT are no longer required to be marked-to-market on a tax basis.

     During the year ended December 31, 2001, no excess inclusion income was distributed. During the year ended December 31, 2000, excess inclusion income of $0.1474 per common share was distributed with the Series G Preferred Stock dividend. Excess inclusion income results from the Company's prior resecuritization of mortgage assets in its portfolio. A shareholder's allocable share of excess inclusion represents the minimum taxable income reportable by the shareholder for that year; it may not be offset by an NOL and may represent Unrelated Business Taxable Income for some shareholders. The excess inclusion distributed in 2000 was generated in 1999. Excess inclusion of $0.1456 per common share was distributed in 1998 along with the cash dividends paid during that year. Because the Series F Preferred Stock dividend paid in 1999 related to 1998's taxable income, no excess inclusion was distributed in 1999.

10.    COMMON STOCK

     On October 17, 2001, the Company implemented a one-for-ten reverse stock split designed, in part, to satisfy the New York Stock Exchange ("NYSE") market price listing requirement. There can be no assurance that such market price listing requirement or that all other NYSE requirements will continue to be met. All share and per share information in these notes to consolidated financial statements and the accompanying consolidated financial statements has been retroactively adjusted to reflect the reverse stock split. Share information adjustments include, without limitation, adjustments to the number of common shares issued and outstanding, issued as dividends on and upon conversion of shares of preferred stock and issuable under outstanding options. CRIIMI MAE had 300,000,000 and 120,000,000 authorized shares and 12,937,341 and 6,235,317 issued and outstanding shares of $0.01 par value common stock as of December 31, 2001 and 2000, respectively.

     As discussed in Note 1 under "The Reorganization Plan", the terms of the New Debt significantly restrict the amount of cash dividends that can be paid to shareholders. Presently, cash distributions may only be paid if required to maintain REIT status, with such payments being made first, and possibly solely, to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock (see Note 1 - "The Reorganization Plan"). Preferred stock dividends were paid in shares of common stock during 2001. The following table summarizes the 2001 common stock activity:

                                                                      Common Shares      Balance of Common
         Date                           Description                       Issued         Shares Outstanding
------------------------  -----------------------------------------  -----------------   -------------------
       12/31/00           Beginning balance                                                   6,235,317
       01/02/01           Director Stock Plan                                  200
       01/09/01           Conversion of Series E Preferred Stock           136,986
       02/01/01           Conversion of Series E Preferred Stock           138,889
 02/21/01 to 03/06/01     Conversions of Series G Preferred Stock        3,254,704
       03/15/01           Conversion of Series E Preferred Stock           138,889
------------------------------------------------------------------------------------------------------------
       03/31/01           Balance                                                             9,904,985
------------------------------------------------------------------------------------------------------------
       04/17/01           Dividend to Series C, D & E Preferred Stock      563,265
       06/01/01           Dividend to Series B Preferred Stock           1,454,508
       06/29/01           Dividend to Series E Preferred Stock              40,605
------------------------------------------------------------------------------------------------------------
       06/30/01           Balance                                                            11,963,363
------------------------------------------------------------------------------------------------------------
       07/02/01           Dividend to Series F Preferred Stock             185,996
       07/02/01           Dividend to Series G Preferred Stock             189,450
       09/28/01           Dividend to Series E Preferred Stock              64,373
------------------------------------------------------------------------------------------------------------
       09/30/01           Balance                                                            12,403,182
------------------------------------------------------------------------------------------------------------
       10/10/01           Dividend to Series B Preferred Stock             413,145
       10/10/01           Dividend to Series F Preferred Stock              33,334
       10/10/01           Dividend to Series G Preferred Stock              88,717
       10/17/01           Cash paid in lieu of fractional shares
                          in connection with the one-for-ten
                          reverse split                                     (1,037)
------------------------------------------------------------------------------------------------------------
       12/31/01           Ending Balance                                                     12,937,341
------------------------------------------------------------------------------------------------------------


Shareholder Rights Plan

     On January 23, 2002, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") to preserve the Company's net operating losses for tax purposes. As discussed in Note 1, the Company's future use of its NOLs could be substantially limited in the event of an "ownership change" within the meaning of Section 382 of the Internal Revenue Code. The Rights Plan is designed to deter an "ownership change" within the meaning of Section 382 of the Internal Revenue Code by discouraging any person or group from acquiring five percent or more of the Company's outstanding common shares.

     Under the Rights Plan, one right was distributed for each share of the Company's common stock to shareholders of record as of February 4, 2002. The rights trade with the underlying shares of CRIIMI MAE common stock. The rights will become exercisable if a person or group acquires beneficial ownership of 5% of CRIIMI MAE's outstanding common stock or announces a tender offer for 5% or more of the common stock (an "Acquiring Person"). An Acquiring Person also includes a person or group that held 5% or more of the common stock as of January 23, 2002, and that acquires additional common shares. An exception could be made if the transaction is approved by CRIIMI MAE's board of directors.

     If the rights become exercisable, each right will entitle its holder to purchase one one-thousandth of a share of a new series of the Company's preferred stock at an exercise price of $23 per share. If a person or group becomes an Acquiring Person in a transaction that has not been approved by the board of directors, then each right, other than those owned by the Acquiring Person, would entitle the holder to purchase $46.00 worth of CRIIMI MAE common stock for the $23.00 exercise price.

     The Company generally will be entitled to redeem the rights at $0.001 per right. The rights will expire 10 years after the date of issuance. However, the Board of Directors may amend the Rights Plan to provide that the rights will expire at an earlier date. The Rights Plan was filed with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K on January 25, 2002.

11.    PREFERRED STOCK

     On December 3, 2001, the Company's Board of Directors decided to defer the payment of dividends on CRIIMI MAE's Series B Cumulative Convertible Preferred
Stock ("Series B Preferred Stock"), Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock"), Series F Redeemable Cumulative Dividend Preferred Stock ("Series F Preferred Stock"), and Series G Redeemable Cumulative Dividend Preferred Stock ("Series G Preferred Stock") for the fourth quarter of 2001. In connection with the redemption of the Series E Preferred Stock on March 21, 2002, the Board contemporaneously declared dividends on shares of Series B Preferred Stock, Series F Preferred Stock and Series G Preferred Stock for the fourth quarter of 2001 and the first quarter of 2002, which dividends are payable in shares of common stock. Such common stock dividends will be paid on April 15, 2002 to holders of record on April 1, 2002.

     As of  December  31, 2001 and 2000,  75,000,000  and  25,000,000  shares of preferred stock, respectively, were authorized. As of December 31, 2001 and 2000, 3,000,000 shares were designated as Series B Preferred Stock, 203,000 shares were designated as Series E Preferred Stock, 1,610,000 shares were designated as Series F Preferred Stock, and 3,760,000 shares were designated as Series G Preferred Stock.

     The following is a brief summary of certain terms of each of the four series of preferred stock and is qualified by and subject to the descriptions contained in the Company's Articles of Amendment and Restatement, as amended, and reference is made to such Articles of Amendment and Restatement for a complete description of the relative rights and preferences of each series of CRIIMI MAE's preferred stock.

Series B Cumulative Convertible Preferred Stock

     The Series B Preferred Stock pays a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $0.30, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 0.4668 times one plus a conversion premium of 3%, subject to adjustment upon the occurrence of certain events. Since the Series B Preferred Stock voted to accept the Reorganization Plan, the relative rights and preferences of the Series B Preferred Stock were amended to permit the payment of dividends in cash or common stock (or a combination thereof) at the Company's election. The Series B Preferred Stock is
(i) convertible at the option of the holders and (ii) subject to redemption at CRIIMI MAE's sole discretion after the tenth anniversary of issuance in August 2006. Each share of Series B Preferred Stock was originally convertible into
0.22844 shares of common stock, subject to adjustment upon the occurrence of certain events. Due to certain adjustment provisions in Exhibit A of the Company's Articles of Amendment and Restatement related to the Series B Preferred Stock, the payment of dividends to holders of common stock in the form of preferred stock in 1999 and 2000, the payment of dividends on other series of preferred stock in shares of common stock during 2001, and the reverse stock split effected in 2001 resulted in adjustments to the Series B conversion price such that one share of Series B Preferred Stock was convertible into 0.4668 shares of common stock as of December 31, 2001. There will be a further adjustment to the conversion price of the Series B Preferred Stock as a result of the payment of dividends on shares of Series F Preferred Stock and Series G Preferred Stock on April 15, 2002, as referenced above. The liquidation preference and the redemption price on the Series B Preferred Stock equals $25 per share, together with accrued and unpaid dividends.

     As of December 31, 2001 and 2000, there were 1,593,982 shares of Series B Preferred Stock issued and outstanding. The following table summarizes the dividend payment activity for 2001 for the Series B Preferred Stock:

                                                                                               Number of
                                                                           Time Period for    Shares of
                                       Dividends per         Amount of     which dividends   Common Stock
    Declaration Date    Payment Date   Series B Share (c)  Dividends (c)     are accrued        Issued
    -------------------------------------------------------------------------------------------------------
      May 10, 2001      June 1, 2001     $ 6.80            $ 10,839,078     9/1/98-3/31/01    1,454,508    (a)
    September 4, 2001 October 10, 2001   $ 1.36            $  2,167,816     4/1/01-9/30/01      413,145    (b)


(a) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series B Preferred Stock. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period commencing after the declaration date.

(b) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series B Preferred Stock. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period (interrupted by the closing of equity markets due to the terrorist attacks) beginning one trading day after the dividend declaration date. As a result of the temporary closing of the U.S. equity markets from September 11 through September 14, the original payment date of September 28, 2001 was extended to October 10, 2001.

(c) Although the payment of dividends for the fourth quarter of 2001 was initially deferred, the Company accrued $1,083,908 for the Series B Preferred Stock fourth quarter dividends at a dividend rate of $0.68 per share as of December 31, 2001. On March 21, 2002, the Board declared dividends on shares of Series B Preferred Stock of $1,083,908 and $1,083,908 for the fourth quarter of 2001 and the first quarter of 2002, respectively. The dividends are payable in shares of common stock on April 15, 2002 to holders of record on April 1, 2002. The Company will determine the number of shares of common stock to issue for the dividend by dividing $2,167,816 by the volume-weighted average of the sale prices of the common stock for the 10-trading day period commencing on March 22, 2002.

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

Series C and Series D Cumulative Convertible Preferred Stock

     As of  February  22,  2000,  all of the  outstanding  shares  of  Series  C
Cumulative Convertible Preferred Stock ("Series C Preferred Stock") were exchanged for Series E Preferred Stock. On April 17, 2001, the date of emergence from Chapter 11, the Company paid, as an allowed claim, dividends and interest of $1,161,137 (through the issuance of common stock aggregating 167,794 shares) on the former Series C Preferred Stock which represented dividends accrued and unpaid through February 22, 2000 (the date the Series C Preferred Stock shares were exchanged for Series E Cumulative Convertible Preferred Stock shares) plus interest on accrued and unpaid dividends from February 23, 2000 through April 17, 2001.

     As of July 26, 2000, all of the outstanding shares of Series D Cumulative Convertible Preferred Stock ("Series D Preferred Stock") were exchanged for Series E Preferred Stock. On April 17, 2001, the date of emergence from Chapter 11, the Company paid, as an allowed claim, dividends and interest of $1,310,122 (through the issuance of common stock aggregating 189,324 shares) on the former Series D Preferred Stock which represented dividends accrued and unpaid through July 26, 2000 (the date the Series D Preferred Stock shares were exchanged for Series E Preferred Stock shares) plus interest on accrued and unpaid dividends from July 27, 2000 through April 17, 2001.

Series E Cumulative Convertible Preferred Stock

     On February 22, 2000, CRIIMI MAE and the holder of its Series C Preferred Stock entered into a Preferred Stock Exchange Agreement (the "Series C Exchange Agreement") pursuant to which 103,000 shares of Series C Preferred Stock were exchanged (the "Series C Exchange") for 103,000 shares of a new series of preferred stock designated as Series E Cumulative Convertible Preferred Stock. On July 26, 2000, CRIIMI MAE and the holder of its Series D Preferred Stock entered into a Preferred Stock Exchange agreement (the "Series D Exchange Agreement") pursuant to which 100,000 shares of Series D Preferred Stock were exchanged (the "Series D Exchange" and together with the Series C Exchange, the "Exchanges") for 100,000 shares of Series E Preferred Stock. The principal purpose of the Exchanges was to effect an extension of the mandatory conversion dates, upon which the Series C Preferred Stock and Series D Preferred Stock would have converted into common stock.

     On the Effective Date of the Reorganization Plan, amendments to the Series E Preferred Stock relative rights and preferences, relating principally to conversion and dividend rights and terms, were effected. The Series E Preferred Stock paid a dividend in an amount equal to the sum of (i) 250 basis points plus
(ii) LIBOR as of the second LIBOR Market Day preceding commencement of the calendar quarter which includes such quarterly dividend payment. Since the holder of the Series E Preferred Stock voted to accept the Reorganization Plan, the relative rights and preferences of the Series E Preferred Stock were amended to permit the payment of dividends in cash or common stock (or a combination thereof) at the Company's election.

    On March 21, 2002, the Company redeemed all 173,000 outstanding shares of its Series E Preferred Stock at the stated redemption price of $106 per share plus accrued and unpaid dividends through and including the date of redemption. The total redemption price was $18,734,107 ($396,107 of which represented accrued and unpaid dividends). The $1.0 million difference between the aggregate liquidation value and the redemption price will be reflected as a dividend on preferred stock in the first quarter of 2002. The shares were held by the Company's principal creditor.

     Up to 50,750 shares of Series E Preferred Stock were convertible into common stock during each of the periods beginning upon the expiration of three, nine, twelve and fifteen months after the Effective Date. In addition, an additional 15,000 shares of Series E Preferred Stock were convertible into common stock during the period August 17, 2001 through December 17, 2001. As of December 31, 2001, 30,000 shares of Series E Preferred Stock had been converted into 414,764 shares of common stock. Each share of Series E Preferred Stock was convertible into common stock based on a formula, the numerator of which was $100 and the denominator of which was a closing trade price of the common stock within the conversion pricing period that was mutually acceptable or the average of the closing trade prices of the common stock over the applicable twenty-one (or such fewer number as was mutually acceptable) day period immediately preceding the date of delivery. There was a mandatory conversion date of April 17, 2003. The Series E Preferred Stock was subject to redemption by CRIIMI MAE. The liquidation preference and the redemption price on the Series E Preferred Stock were $100 and $106, respectively, together with accrued and unpaid dividends.

     As of December 31, 2001 and 2000, there were 173,000 and 203,000 shares, respectively, of Series E Preferred Stock issued and outstanding. The following table summarizes the dividend payment activity for 2001 for the Series E Preferred Stock:

                                                                      Time period for    Number of Shares of
                                                   Amount of          which dividends    Common Stock Issued
    Declaration Date           Payment Date        Dividends (b)       are accrued               (a)
--------------------------------------------------------------------------------------------------------------
     March 26, 2001           April 17, 2001         $ 1,426,538      2/22/00-4/17/01          206,147
      June 4, 2001            June 29, 2001          $   262,308      4/18/01-6/30/01           40,605
    September 4, 2001       September 28, 2001       $   278,088      7/01/01-9/30/01           64,373


(a) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series E Preferred Stock. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the average of the closing sale prices of the common stock for the 5-trading days prior to the dividend payment date.

(b) Although the payment of dividends for the fourth quarter of 2001 was initially deferred, the Company accrued $225,477 for the Series E Preferred Stock fourth quarter dividends as of December 31, 2001. In connection with the redemption of the Series E Preferred Stock, the Company paid all accrued and unpaid dividends in cash on the Series E Preferred Stock through and including March 21, 2002, the redemption date. The total dividends paid were $396,107.

     On October 26, 2001, Section 9(a)(ii) of Exhibit B to the Company's Articles of Amendment and Restatement was amended to provide for an exception to the 5% ownership restriction upon conversion(s) such that holder(s) of Series E Preferred Stock may, upon receipt of the prior written consent of the Company (which consent may be withheld by the Company in its sole discretion) and if consistent with and otherwise permitted by the Company's Articles of Amendment and Restatement, convert shares of Series E Preferred Stock such that the holder(s) of Series E Preferred Stock own 5% or more but less than 9.8% of the Company's then outstanding common stock for such period of time as is provided in the written consent.

Series F Redeemable Cumulative Dividend Preferred Stock

     On September 14, 1999, the Company declared a dividend on its common stock for the purpose of distributing approximately $15.7 million in undistributed 1998 taxable income. The dividend was paid to common shareholders of record on October 20, 1999, provided that the shareholders maintained ownership of their common stock through the payment date. The dividend was paid on November 5, 1999 in 1,606,595 shares of Series F Preferred Stock.

     Holders of record of CRIIMI MAE common stock who maintained ownership of their common stock through November 5, 1999, received for each share held 3/100ths of a share of Series F Preferred Stock (i.e., three shares of Series F Preferred Stock for every 100 shares of common stock held). The Series F Preferred Stock was convertible into shares of common stock during two 10-business day conversion periods. The first conversion period was from November 15, 1999 through November 30, 1999 and the second conversion period was from January 21, 2000 through February 3, 2000. Conversions were based on the volume-weighted average of the sale prices of the common stock for the 10-trading days prior to the date converted, subject to a floor of 50% of the volume-weighted average of the sale prices of the common stock on November 5, 1999. During the first conversion period, 756,453 shares of Series F Preferred Stock were converted, resulting in the issuance of 640,144 shares of common stock. During the second and final conversion period (January 21 through February 3, 2000) for the Series F Preferred Stock, 263,788 additional shares were converted, resulting in the issuance of 239,657 shares of common stock. Accrued and unpaid dividends were not paid on shares of Series F Preferred Stock converted into common stock during the conversion periods. After February 3, 2000, the Series F Preferred Stock is not convertible into common stock.

     Since the holders of Series F Preferred Stock voted to accept the Reorganization Plan, the relative rights and preferences of the Series F Preferred Stock were amended to permit the payment of dividends in cash or common stock (or a combination thereof) at the Company's election. The Series F Preferred Stock is redeemable at the Company's option in cash or shares of parity stock, at the election of the Company, at a price of $10.00 per share together with an amount (in cash and/or common stock, as applicable) equal to any accrued and unpaid dividends through the dividend declaration date next preceding the redemption date. The Series F Preferred Stock provides for dividends at a fixed annual rate of 12%. The liquidation value of the Series F Preferred Stock is $10.00 per share plus accrued and unpaid dividends.

     As of December 31, 2001 and 2000, there were 586,354 shares of Series F Preferred Stock issued and outstanding. The following table summarizes the dividend payment activity for 2001 for the Series F Preferred Stock:


                                        Dividends                     Time period for        Number of
                                      per Series F     Amount of    which dividends are  Shares of Common
 Declaration Date    Payment Date        Share       Dividends (c)        accrued          Stock Issued
---------------------------------------------------------------------------------------------------------------
   June 4, 2001      July 2, 2001         $    1.99    $  1,166,844   11/5/99-6/30/01         185,996      (a)
September 4, 2001  October 10, 2001       $    0.30     $   175,906    7/1/01-9/30/01          33,334      (b)



(a) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series F Preferred Stock. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period commencing after the declaration date.

(b) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series F Preferred Stock. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period (interrupted by the closing of equity markets due to the terrorist attacks) beginning one trading day after the dividend declaration date. As a result of the temporary closing of the U.S. equity markets from September 11 through September 14, the original payment date of September 28, 2001 was extended to October 10, 2001.

(c) Although the payment of dividends for the fourth quarter of 2001 was initially deferred, the Company accrued $175,906 for the Series F Preferred Stock fourth quarter dividends at a dividend rate of $0.30 per share as of December 31, 2001. On March 21, 2002, the Board declared dividends on shares of Series F Preferred Stock of $175,906 and $175,906 for the fourth quarter of 2001 and the first quarter of 2002, respectively. The dividends are payable in shares of common stock on April 15, 2002 to holders of record on April 1, 2002. The Company will determine the number of shares of common stock to issue for the dividend by dividing $351,812 by the volume-weighted average of the sale prices of the common stock for the 10 trading day period commencing on March 22, 2002.


Series G Redeemable Cumulative Dividend Preferred Stock

     On September 11, 2000, the Company declared a dividend on its common stock for the purpose of distributing approximately $37.5 million in undistributed 1999 taxable income. The dividend was paid to common shareholders of record on October 27, 2000, provided that the shareholders maintained ownership of their common stock through the payment date. The dividend was paid on November 13, 2000 in 3,741,191 shares of Series G Preferred Stock.

     Holders of record of CRIIMI MAE common stock who maintained ownership of their common stock through November 13, 2000, received for each share held 6/100ths of a share of Series G Preferred Stock (i.e., six shares of Series G Preferred Stock for every 100 shares of common stock held). The Series G Preferred Stock was convertible into shares of common stock during a period of 10 consecutive trading days commencing on February 21, 2001 and ended on March 6, 2001. Conversions were based on the volume-weighted average of the sale prices of the common stock for the 10-trading days prior to the date converted, subject to a floor of 50% of the volume-weighted average of the sale prices of the common stock on November 13, 2000. During the conversion period, 2,496,535 shares of Series G Preferred Stock were converted, resulting in the issuance of 3,254,704 shares of common stock. Accrued and unpaid dividends were not paid on shares of Series G Preferred Stock converted into common stock during the conversion period. After March 6, 2001, the Series G Preferred Stock is not convertible into common stock.

     Holders of Series G Preferred Stock will be entitled to receive, when declared by the Board of Directors, cumulative dividends, payable in cash or common stock (or a combination thereof) at the Company's option, at an annual rate of 15%. Since the holders of the Series G Preferred Stock voted to accept the Reorganization Plan, the relative rights and preferences of the Series G Preferred Stock were amended to permit the payments of dividends in cash or common stock (or a combination thereof) at the Company's election. The Series G Preferred Stock is redeemable, at the Company's option, in whole or in part, at any time after issuance in cash or shares of parity capital stock, at the election of the Company, at a price of $10.00 per share together with an amount (in cash and/or common stock, as applicable) equal to any accrued and unpaid dividends through the dividend declaration date next preceding the redemption date. The liquidation value of the Series G Preferred Stock is $10 per share plus accrued and unpaid dividends.

     As of  December  31,  2001 and 2000,  there were  1,244,656  and  3,741,191 shares, respectively, of Series G Preferred Stock issued and outstanding. The following table summarizes the dividend payment activity for 2001 for the Series G Preferred Stock:

                                                                      Time period for    Number of Shares
                                       Dividends per     Amount of    which dividends    of Common Stock
   Declaration Date    Payment Date   Series G Share   Dividends (c)    are accrued          Issued
   ------------------------------------------------------------------------------------------------------------
     June 4, 2001      July 2, 2001     $   0.955      $ 1,188,646     11/13/00-6/30/01       189,450       (a)
   September 4, 2001 October 10, 2001   $   0.375      $   466,746      7/01/01-9/30/01        88,717       (b)


(a) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series G Preferred Stock. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period commencing after the declaration date.

(b) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series G Preferred Stock. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period (interrupted by the closing of equity markets due to the terrorist attacks) beginning one trading day after the dividend declaration date. As a result of the temporary closing of the U.S. equity markets from September 11 through September 14, the original payment date of September 28, 2001 was extended to October 10, 2001.

(c) Although the payment of dividends for the fourth quarter of 2001 was initially deferred, the Company accrued $466,746 for the Series G Preferred Stock fourth quarter dividends at a dividend rate of $0.375 per share as of December 31, 2001. On March 21, 2002, the Board declared dividends on shares of Series G Preferred Stock of $466,746 and $466,746 for the fourth quarter of 2001 and the first quarter of 2002, respectively. The dividends are payable in shares of common stock on April 15, 2002 to holders of record on April 1, 2002. The Company will determine the number of shares of common stock to issue for the dividend by dividing $933,492 by the volume-weighted average of the sale prices of the common stock for the 10 trading day period commencing on March 22, 2002.

12.      EARNINGS PER SHARE

     The following table reconciles basic and diluted earnings per share ("EPS") for the years ended December 31, 2001, 2000, and 1999. The per share amounts have been adjusted to reflect the one-for-ten reverse stock split effected on October 17, 2001.


                                                           (Loss)/income          Shares          Per Share Amount
                                                          ----------------     -------------- --------------------------
Year ended December 31, 2001
------------------------------------
Net loss before cumulative effect
of changes in accounting principles                       $  (26,082,918)         11,087,790      $  (2.35)

Cumulative effect of change in
accounting principle related to SFAS 133                        (135,142)         11,087,790         (0.01)

Cumulative effect of change in
accounting principle related to servicing
fee revenue                                                    1,995,262          11,087,790          0.18
                                                         ----------------     --------------     ----------
Basic earnings per share:
  Loss to common shareholders                                (24,222,798)         11,087,790         (2.18)
Dilutive effect of securities:
   Stock options                                                       --                 --             --
   Convertible preferred stock                                         --                 --             --
                                                          ----------------     --------------     ----------
Diluted earnings per share (1):
  Loss to common shareholders and
    assumed conversions                                   $  (24,222,798)         11,087,790      $  (2.18)
                                                          ================     ==============     ==========
Year ended December 31, 2000
------------------------------------

Net loss before extraordinary item                         $(170,304,166)          6,214,479       $(27.40)
Extraordinary gain                                            14,808,737           6,214,479         $2.38
                                                          ----------------     --------------     ----------
Basic earnings per share:
  Loss to common shareholders                               (155,495,429)          6,214,479        (25.02)
Dilutive effect of securities:
   Stock options                                                       --                 --            --
   Convertible preferred stock                                         --                 --            --
                                                          ----------------     --------------     ----------
Diluted earnings per share (1):
  Loss to common shareholders and
    assumed conversions                                    $(155,495,429)          6,214,479       $(25.02)
                                                          ================     ==============     ==========
Year ended December 31, 1999
------------------------------------

Basic earnings per share:
  Loss to common shareholders                              $(132,368,965)          5,399,978       $(24.51)

Dilutive effect of securities:
   Stock options                                                       --                 --            --
   Convertible preferred stock                                         --                 --            --
                                                          ----------------     --------------     ----------
Diluted earnings per share (1):
  Loss to common shareholders and
    assumed conversions                                    $(132,368,965)          5,399,978       $(24.51)
                                                          ================     ==============     ==========


(1) The common stock equivalents for the Preferred Stock are not included in the calculation of diluted EPS for 2001, 2000 or 1999 because the effect would be anti-dilutive.

     The following table presents the basic EPS assuming that servicing revenue resulting from the change in accounting was recognized on a current basis at the beginning of each of the periods presented.

                                                      2001              2000               1999
                                                ----------------- ------------------ ------------------
      Pro forma net loss to common
        shareholders before extraordinary
        item and changes in accounting
        principles                                 $(26,082,918)     $(169,925,028)     $(131,835,569)
                                                ================= ================== ==================
      Pro forma basic and diluted loss per
        share                                      $      (2.35)     $      (27.34)     $      (24.41)
                                                ================= ================== ==================

      Pro forma net loss to common
        shareholders                               $(26,218,060)     $(155,116,291)     $(131,835,569)
                                                ================= ================== ==================
      Pro forma basic and diluted loss per
        share                                      $      (2.36)     $      (24.96)     $      (24.41)
                                                ================= ================== ==================


13.      STOCK BASED COMPENSATION PLANS

     CRIIMI MAE has three stock option plans: the 2001 Stock Incentive Plan ("2001 Stock Plan"), the Second Amended and Restated Stock Option Plan for Key Employees ("Key Employee Plan") and the 1996 Non-Employee Director Stock Plan ("Director Plan").

     Under the 2001 Stock Plan, a maximum of 610,000 shares (subject to adjustment) are available for grant pursuant to stock awards and stock options. As of December 31, 2001, options to purchase 285,000 shares had been granted to employees. Under the 2001 Stock Plan, options granted must have an option price of not less than fair market value of a share of common stock on the date of grant. On November 16, 2001, CRIIMI MAE granted options to purchase an aggregate 285,000 shares under the 2001 Stock Plan. These options vest ratably with 33% vesting on the date of grant and 33% vesting on each of the first and second anniversaries of the date of grant. The options expire in 10 years, and have an exercise price of $2.78 per share, which was the closing price of the Company's common stock on the date of grant. No option or award of stock may be granted under the 2001 Stock Plan after July 1, 2011.

     Under the Key Employee Plan, a maximum of 450,000 shares (subject to adjustment) are available for grant pursuant to stock options. As of December 31, 2001, options to purchase 448,161 shares had been granted to employees. Under the Key Employee Plan, options granted prior to July 28, 1995, have an option price of $97.70, and options granted after July 28, 1995 must have an option price of not less than fair market value of a share of common stock on the date of grant and expire after eight years. On June 18, 2001, CRIIMI MAE granted options to purchase an aggregate 134,500 shares under the Key Employee Plan. These options vested on the date of grant, expire in 8 years, and have an exercise price of $5.70 per share, which was the closing price of the Company's common stock on the date of grant. No option may be granted under the Key Employee Plan after June 30, 2002.

     Under the Director Plan, a maximum of 87,313 shares (subject to adjustment) are available for grant pursuant to stock awards and stock options. As of December 31, 2001, options to purchase 2,040 shares and stock awards for 1,200 shares had been granted to directors. These options have an exercise price equal to the market price of a share of common stock on the date of grant, vested on the date of grant, and expire after ten years.

     A summary of CRIIMI MAE's stock option and award plans as of December 31, 2001, 2000 and 1999, and changes during the years then ended is presented in the table below:

                                          2001 Stock Plan             Key Employee Plan            Directors' Plan
                                      ------------------------     -------------------------   ------------------------
                                                    Average                       Average                     Average
                                        Shares       Price           Shares        Price         Shares        Price
                                      ------------------------     -------------------------   ------------------------
   Balance, January 1, 1999                    -       $   -          136,194     $ 149.06             600    $ 128.96
            Granted                            -           -           74,359        25.26             200       35.63
            Exercised                          -           -                -            -               -           -
            Forfeited                          -           -          (25,502)      114.12               -           -
                                     -----------  ----------        ----------    --------     -----------    --------
   Balance, December 31, 1999                                         185,051       104.13             800      105.63
            Adjustment of 2/00 (1)             -           -           30,386       104.13             131      105.63
            Granted                            -           -           12,135        10.63             200       13.75
            Exercised                          -           -                -            -               -           -
            Forfeited                          -           -          (19,747)       68.46               -           -
                                      ----------  ----------         ---------    --------      ----------     -------
   Balance, December 31, 2000                  -                      207,825       102.08           1,131       87.25
            Adjustment of 3/01 (2)             -           -          103,844       102.08             609       87.25
            Granted                      285,000        2.78          134,500         5.70             300        7.30
            Exercised                          -           -                -            -               -           -
            Forfeited                          -           -          (14,302)       75.61               -           -
                                      ----------  -----------       ----------  ----------     -----------    --------
   Balance, December 31, 2001            285,000      $ 2.78          431,867       $72.94           2,040      $75.49
                                      ==========  ==========        ==========  ==========     ===========    ========

   Exercisable, December 31, 1999             --          --           49,275     $ 144.35             800    $ 105.63
                                      ==========  ==========        =========   ==========     ===========    ========
   Exercisable, December 31, 2000             --          --          116,180     $ 124.60           1,131    $  87.25
                                      ==========  ==========        =========   ==========     ===========    ========
   Exercisable, December 31, 2001         94,998      $ 2.78          389,435      $ 78.53           2,040    $  75.49
                                      ==========  ==========        =========   ==========     ===========    ========


(1) Adjustment as a result of anti-dilution provision associated with Series F Preferred Stock dividend paid to holders of common stock.

(2) Adjustment as a result of anti-dilution provision associated with Series G Preferred Stock dividend paid to holders of common stock.

     In addition to the option information included in the table above, with respect to options granted to the principals at the time of the Merger, options to acquire 316,593 and 271,921 shares were outstanding as of December 31, 2000 and 1999, respectively. There were no exercises during the years ended December 31, 2001, 2000 and 1999. These Merger options expired during 2001.

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                          Options Outstanding                           Options Exercisable
                         ------------------------------------------------------    ------------------------------
                                             Weighted             Weighted                           Weighted
                                              Average              Average                            Average
         Range of          Number            Remaining            Exercise           Number          Exercise
      exercise prices    outstanding     Contractual Life           Price          exercisable         Price
    -------------------- ------------    ------------------    ----------------    ------------    --------------
    $2.78 - $15.94           465,664            8.8                   $ 4.44          255,548            $ 5.17
    $15.95 - $31.87           67,390            5.2                    31.25           45,072             31.25
    $31.88 - $47.81              348            7.0                    35.63              348             35.63
    $47.82 - $111.56          17,165            1.9                   101.69           17,165            101.69
    $111.57 - $143.44          3,840            3.2                   127.50            3,840            127.50
    $143.45 - $159.38        164,500            3.9                   158.20          164,500            158.20
                           ---------       -------------         -------------       ---------       -----------
    $2.78 - $159.38          718,907            7.1                  $ 45.13          486,473           $ 63.73
                         ===========       =============         =============       =========       ===========


     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As a result, CRIIMI MAE accounts for these Agreements and Plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. SFAS No. 123 requires pro forma disclosure of the impact on net income and earnings per share as if the options were recorded at their estimated fair value at the issuance date and amortized over the options' vesting period. Had compensation cost for these Plans been determined consistent with SFAS No. 123, CRIIMI MAE's net income and earnings per share would have been recorded at the following pro forma amounts:

                                                                 Years ended December 31,
                                                        2001               2000               1999
                                                  -----------------  -----------------  -----------------
Pro forma net loss to common shareholders            $(25,493,873)     $(156,370,899)     $(133,490,853)
                                                  =================  =================  =================

Pro forma basic loss per share                       $      (2.30)     $     ( 25.16)     $      (24.72)
                                                  =================  =================  =================

Pro forma diluted loss per share                     $      (2.30)     $      (25.16)     $      (24.72)
                                                  =================  =================  =================


     The weighted average fair value of the options granted was $2.66, $8.30, and $20.30 during 2001, 2000, and 1999, respectively. The fair value of the 2001, 2000 and 1999 option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                            2001                  2000                     1999
                                      ------------------    ------------------     ----------------------
     Risk-free interest rate                4.29%                 6.44%                    5.37%
     Expected life                       4.78 years            5.29 years               6.23 years
     Expected volatility                    91.4%                 96.2%                    95.2%
     Dividend yield                          --%                   --%                      --%


14.     TRANSACTIONS WITH RELATED PARTIES


     Below is a summary of the related party transactions that occurred during the years ended December 31, 2001, 2000 and 1999. These items are described further in the text which follows:

                                                                       For the years ended December 31,
                                                                  2001                2000              1999
                                                             ----------------    ---------------   ----------------
 Amounts received or accrued from related parties:
   CRIIMI Inc.
     Income (1)                                                  $   751,021        $   746,570        $   972,180
     Return of Capital (2)                                         1,723,949          1,573,335          5,278,811
                                                             ----------------    ---------------   ----------------

     Total                                                       $ 2,474,970        $ 2,319,905        $ 6,250,991
                                                             ================    ===============   ================

   CRI/AIM Investment Limited Partnership (1)                    $   284,411        $   341,965        $   444,393
                                                             ================    ===============   ================

 Expense reimbursements to CRIIMI MAE Management:
   AIM Funds (4)                                                 $   183,898        $   168,978        $   183,579
   CMSLP (2)(3)(4)                                                   248,428 (6)         39,602            946,461
                                                             ----------------    ---------------   ----------------

     Total                                                       $   432,326        $   208,580        $ 1,130,040
                                                             ================    ===============   ================
 Payments to CRI:
   Expense reimbursement - CRIIMI MAE (4)(5)                     $   218,038 (7)    $   151,171        $   182,691
                                                             ================    ===============   ================
 Payments to Capital Hotel Group:
   Management fee (4)                                                $    --           $ 34,698          $  61,077
                                                             ================    ===============   ================


(1) Included as equity in earnings from investments on the accompanying consolidated statements of income.
(2) Included as a reduction of equity investments on the accompanying consolidated balance sheets.
(3) Effective October 1, 2001, CRIIMI MAE entered into an Administrative Services and Loan Servicing Agreement with CMSLP to provide CRIIMI MAE with certain loan servicing and surveillance services to assist CRIIMI MAE in monitoring certain investments (the "Services Agreement"). In addition, CRIIMI MAE provides CMSLP with the following services: human resources, payroll, structured finance, information technology, treasury, legal and administrative. CMSLP and CRIIMI MAE compensate each other for these services at an amount that the Company believes would be charged to, or by an unaffiliated third party for comparable services.
(4) Included in general and administrative expenses on the accompanying consolidated statements of income.
(5) Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred by the adviser on behalf of CRIIMI MAE. In connection with the Merger, on June 30, 1995, CRIIMI MAE was no longer required to reimburse the adviser, as these expenses are now directly incurred by CRIIMI MAE. However, pursuant to an agreement between CRIIMI MAE and CRI (the "CRI Administrative Services Agreement"), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI MAE's business. CRIIMI MAE uses the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by CM Management or provided by another service provider. The CRI Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE.
(6) Includes payroll reimbursement for services provided by CM Management employees to CMSLP through June 30, 2001. Since CMSLP has been accounted for on a consolidated basis since July 1, 2001, there are no related party transactions with CMSLP after that date.
(7) Includes a payment of approximately $48,000 to CRI related to a pre-petition claim on April 17, 2001.

15.      LITIGATION

Bankruptcy Proceedings and Other Litigation

     On the Petition Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On November 22, 2000, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Reorganization Plan before it. The Company emerged from Chapter 11 on April 17, 2001, at which date all material litigation matters existing subsequent to the Petition Date had been settled or resolved except for the First Union litigation referenced below.

     First Union

     First Union and the Company entered into a settlement agreement dated as of February 6, 2002 (the "Settlement Agreement"). On March 5, 2002, the Bankruptcy Court entered an order approving the Settlement Agreement. The Settlement Agreement became effective on March 20, 2002 (the "Settlement Effective Date"). The dispute concerned whether First Union was a secured or unsecured creditor in connection with certain credit and custodian agreements between CRIIMI MAE and First Union. First Union's claim amount was approximately $18.6 million.

     On the Settlement Effective Date, a previously issued Series A Senior Secured Note having a December 31, 2001 face amount of $7,484,650 and previously issued Series B Senior Secured Notes having a December 31, 2001 aggregate face amount of $4,809,273 (collectively, the "Notes") were released from escrow to First Union. On the Settlement Effective Date, First Union sold the Notes to ORIX. The proceeds from the sale of the Notes, combined with the escrowed cash, resulted in total proceeds of approximately $18.8 million. CRIIMI MAE retained the approximate $238,000 of cash in excess of the First Union claim amount of $18.6 million. In addition, approximately $22,938,260 of the Company's restricted cash became unrestricted.

     Reference is made to the Settlement Agreement, previously filed with the Bankruptcy Court (and with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K filed on February 13, 2002), for a more detailed description of the terms and conditions of the Settlement Agreement.

16.     SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2001, 2000 and 1999:

                                                                               2001
                                             -------------------------------------------------------------------------
                                              First Quarter     Second Quarter       Third Quarter    Fourth Quarter
                                             ----------------   ----------------    ----------------  ----------------
Interest Income                                 $ 33,811,044      $ 33,718,486         $ 33,588,020     $ 33,258,002
Net income (loss)                                  6,030,160 (1)    (2,375,818) (1)        (723,708)     (27,153,432)
Basic net earnings (loss) per share                     0.80 (1)         (0.21) (1)           (0.06)           (2.10)
Diluted net earnings (loss) per share                   0.64 (1)         (0.21) (1)           (0.06)           (2.10)


                                                                               2000
                                             -------------------------------------------------------------------------
                                              First Quarter    Second Quarter        Third Quarter    Fourth Quarter
                                             ----------------  ----------------     ----------------  ----------------

Interest Income                                 $ 55,454,598      $ 51,274,382         $ 49,066,581     $ 39,456,080
Net income (loss)                                  4,035,611         3,742,484          (44,463,063)    (118,810,461)
Basic net earnings (loss) per share                     0.66              0.60                (7.13)          (19.05)
Diluted net earnings (loss) per share                   0.56              0.54                (7.13)          (19.05)


                                                                               1999
                                             -------------------------------------------------------------------------
                                              First Quarter    Second Quarter        Third Quarter    Fourth Quarter
                                             ----------------  ----------------     ----------------  ----------------

Interest Income                                 $ 56,226,280      $ 55,555,456         $ 55,436,380       $ 55,105,112
Net income (loss)                                 13,416,949        (2,033,199)           8,100,173       (151,852,888)
Basic net earnings (loss) per share                     2.53             (0.38)                1.51             (27.19)
Diluted net earnings (loss) per share                   2.30             (0.38)                1.36             (27.19)


(1) The net income has been adjusted to reflect the change in accounting principle related to servicing revenue.

17.     SEGMENT REPORTING

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

     Mortgage servicing, which consists of all the operations of CMSLP, primarily includes performing servicing functions with respect to the mortgage loans underlying the Company's Subordinated CMBS. CMSLP performs a variety of servicing including special servicing and loan management. For these services, CMSLP earns a servicing fee which is calculated as a percentage of the principal amount of the servicing portfolio typically paid when the related service is rendered. These services may include either routine monthly services, non-monthly periodic services or event-triggered services. In acting as a servicer, CMSLP also earns interest income on the investment of escrows held on behalf of borrowers and other income which includes, among other things, assumption fees and modification fees. Through June 30, 2001, CMSLP was an unconsolidated affiliate of CRIIMI MAE. Therefore, up through June 30, 2001, the results of its operations were reported in the Company's income statement in equity in (losses) earnings from investments. Beginning in the third quarter of 2001, CMSLP's results were consolidated into CRIIMI MAE's consolidated financial statements as a result of a change in the ownership of CMSLP. See Note 3 for further discussion. Revenues, expenses and assets are accounted for in accordance with the accounting policies set forth in Note 3. Overhead expenses, such as administrative expenses, are allocated either directly to each business line or through estimates based on factors such as number of personnel or square footage of office space. As discussed in Note 3, CMSLP sold all of its rights and obligations under its CMBS master and primary servicing contracts in February 2002.

     The following tables detail the Company's financial performance by these two primary lines of business for the years ended December 31, 2001, 2000 and 1999. The basis of accounting used in the tables is GAAP.

                                                                              2001
                                          --------------------------------------------------------------------------------
                                            Portfolio       Mortgage     Reclassification
                                            Investment     Servicing           (2)         Elimination (1)  Consolidated
                                          --------------- ------------- ------------------ --------------- ---------------
Interest income:
   Subordinated CMBS                       $ 105,522,833     $  310,690     $    (186,357)    $  (124,333)   $ 105,522,833
   Insured mortgage securities                28,852,719              -                 -               -       28,852,719
   Other                                               -      2,203,907          (648,307)     (1,555,600)               -
Servicing income                                       -      6,419,399         3,315,456      (2,848,798)       6,886,057
Net gain on mortgage security dispositions       (41,982)             -                 -               -          (41,982)
Other income                                   4,833,529      3,771,670        (2,480,792)     (3,569,612)       2,554,795
                                          --------------- ------------- ------------------ --------------- ---------------
   Total revenue
                                             139,167,099     12,705,666                 -      (8,098,343)     143,774,422
                                          --------------- ------------- ------------------ --------------- ---------------
General and administrative expenses          (11,548,759)             -                 -               -      (11,548,759)
Interest expense                             (97,787,568)             -                 -               -      (97,787,568)
Reorganization items                          (1,813,220)             -                 -               -       (1,813,220)
Other expenses                                (2,877,576)             -                 -               -       (2,877,576)
Servicing general and administrative
   expenses                                            -    (12,165,374)                -       6,282,485       (5,882,889)
Servicing non-cash expenses                            -     (3,378,076)                -       1,678,890       (1,699,186)
CMSLP Restructuring                                    -       (437,723)                -               -         (437,723)
Impairment on CMBS                           (34,654,930)             -                 -               -      (34,654,930)
Emergence loan origination fee                (3,936,616)             -                 -               -       (3,936,616)
Hedging loss                                  (1,073,392)             -                 -               -       (1,073,392)
                                          --------------- ------------- ------------------ --------------- ---------------
   Total expenses
                                            (153,692,061)   (15,981,173)                -       7,961,375     (161,711,859)
                                          --------------- ------------- ------------------ --------------- ---------------

Net (loss) income before extraordinary
   item and cumulative effect of
   changes in accounting principles       $  (14,524,962) $  (3,275,507)      $         -     $  (136,968)   $ (17,937,437)
                                          =============== ============= ================== =============== ===============

  Total assets                            $1,289,827,494  $  25,176,629       $         -     $         -   $1,315,004,123
                                          =============== ============= ================== =============== ===============

-----------------------------------------

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


                                                                                 2000
                                                -----------------------------------------------------------------------
                                                   Portfolio          Mortgage
                                                   Investment        Servicing     Elimination (1)      Consolidated
                                                -----------------  --------------  -----------------  -----------------
Interest income:
   Subordinated CMBS                            $    137,072,372      $  262,668    $     (262,668)    $   137,072,372
   Insured mortgage securities                        30,668,228               -                 -          30,668,228
   Originated loans                                   27,511,041               -                 -          27,511,041
   Other                                                       -       3,925,309        (3,925,309)                  -
Servicing income                                               -       5,843,233        (5,843,233)                  -
Net gain on mortgage security dispositions               279,815               -                 -             279,815
Gain on originated loan dispositions                     244,580               -                 -             244,580
Other income                                           5,616,723       4,653,457        (3,842,855)          6,427,325
                                                -----------------  --------------  -----------------  -----------------
   Total revenue
                                                     201,392,759      14,684,667       (13,874,065)        202,203,361
                                                -----------------  --------------  -----------------  -----------------

General and administrative expenses                  (11,301,385)    (11,986,788)       11,986,788         (11,301,385)
Interest expense                                    (139,366,369)              -                 -        (139,366,369)
Reorganization items                                 (66,072,460)              -                 -         (66,072,460)
Impairment on CMBS                                  (143,478,085)              -                 -        (143,478,085)
Other expenses                                        (5,377,576)     (2,178,652)        2,178,652          (5,377,576)
                                                -----------------  --------------  -----------------  -----------------
   Total expenses
                                                    (365,595,875)    (14,165,440)       14,165,440        (365,595,875)
                                                -----------------  --------------  -----------------  -----------------

Net (loss) income before extraordinary item
   and cumulative effect of changes in
   accounting principles                        $  (164,203,116)      $  519,227   $       291,375    $   (163,392,514)
                                                =================  ==============  =================  =================

  Total assets                                  $ 1,535,468,572      $25,930,760   $    (3,559,687)    $ 1,557,839,645
                                                =================  ==============  =================  =================


(1) The Company performs the mortgage servicing function through CMSLP which, during the period covered, was accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it is accounted for in the Company's consolidated financial statements.

                                                                              1999
                                             -----------------------------------------------------------------------
                                                Portfolio         Mortgage
                                                Investment        Servicing     Elimination (1)     Consolidated
                                             -----------------  --------------  ----------------- ------------------
Interest income:
   Subordinated CMBS                          $   154,205,383      $  282,148            (282,148)  $    154,205,383
   Insured mortgage securities                     33,405,171               -                   -         33,405,171
   Originated loans                                34,712,674               -                   -         34,712,674
   Other                                                    -       3,384,533          (3,384,533)                 -
Servicing income                                            -       6,701,244          (6,701,244)                 -
Net gain on mortgage security dispositions          2,127,691               -                   -          2,127,691
Gain on originated loan dispositions                  403,383               -                   -            403,383
Other income                                        4,038,061       4,359,320          (6,616,875)         1,780,506
                                             -----------------  --------------  ----------------- ------------------
   Total revenue
                                                  228,892,363      14,727,245         (16,984,800)       226,634,808
                                             -----------------  --------------  ----------------- ------------------

General and administrative expenses               (12,049,256)    (13,016,747)         13,016,747        (12,049,256)
Interest expense                                 (151,336,830)               -                  -       (151,336,830)
Losses on warehouse obligations                    (8,000,000)               -                  -         (8,000,000)
Reorganization items                             (178,899,959)               -                  -       (178,899,959)
Other expenses                                     (2,877,576)     (4,139,118)          4,139,118         (2,877,576)
                                             -----------------  --------------  ----------------- ------------------
   Total expenses
                                                 (353,163,621)    (17,155,865)         17,155,865       (353,163,621)
                                             -----------------  --------------  ----------------- ------------------

Net (loss) income before extraordinary
   item and cumulative effect of changes
   in accounting principles                   $  (124,271,258)   $ (2,428,620)     $      171,065   $   (126,528,813)
                                             =================  ==============  ================= ==================

Total assets                                  $ 2,272,100,775    $ 23,679,706      $   (2,119,235)  $  2,293,661,246
                                             =================  ==============  ================= ==================


(1) The Company performs the mortgage servicing function through CMSLP which, during the period covered, was accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it is accounted for in the Company's consolidated financial statements.