Form 10-Q
period 2002-03-31
CRIIMI MAE INC
filed 2002-05-09
CIK 847322

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

For the quarter ended March 31, 2002             Commission file number 1-10360

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

                               ------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
Title of each class                                  which registered
-------------------                          ------------------------------
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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding as of May 7, 2002
         -----                              ------------------------------
Common Stock, $0.01 par value                        13,936,168

                                 CRIIMI MAE INC.

                          Quarterly Report on Form 10-Q



                                                                      Page
PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2002
          (unaudited) and December 31, 2001...........................  3

         Consolidated Statements of Income for the three
          months ended March 31, 2002 and 2001 (unaudited)............  4

         Consolidated Statements of Changes in Shareholders' Equity
          for the three months ended March 31, 2002 (unaudited).......  5

         Consolidated Statements of Cash Flows for the three
          months ended March 31, 2002 and 2001 (unaudited)............  6

         Notes to Consolidated Financial Statements (unaudited).......  7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................... 32

Item 3.  Quantitative and Qualitative Disclosures about Market Risk... 51


PART II. Other Information

Item 1.  Legal Proceedings............................................ 52

Item 2.  Changes in Securities........................................ 52

Item 6.  Exhibits and Reports on Form 8-K............................. 52

Signatures............................................................ 54

                                     PART I

ITEM 1.         FINANCIAL STATEMENTS

                            CRIIMI MAE INC.
                      CONSOLIDATED BALANCE SHEETS

                                                                             March 31,            December 31,
                                                                                2002                  2001
                                                                         -------------------   -------------------
                                                                            (unaudited)
Assets:
  Mortgage assets:
    Subordinated CMBS and Other MBS, at fair value                            $ 535,287,341         $ 536,204,992
    Subordinated CMBS pledged to secure Securitized Mortgage
         Obligation - CMBS, at fair value                                       299,849,292           296,477,050
    Insured mortgage securities, at fair value                                  325,147,919           343,091,303
  Equity investments                                                              8,373,934             9,312,156
  Other assets                                                                   27,104,319            37,180,968
  Receivables                                                                    19,450,871            18,973,680
  Servicing other assets                                                         10,365,670            18,250,824
  Servicing cash and cash equivalents                                            15,824,867             6,515,424
  Restricted cash and cash equivalents                                            8,005,907            38,214,277
  Other cash and cash equivalents                                                16,665,314            10,783,449
                                                                         -------------------   -------------------
Total assets                                                                $ 1,266,075,434       $ 1,315,004,123
                                                                         ===================   ===================
Liabilities:
  Variable-rate secured borrowing                                             $ 236,134,966         $ 244,194,590
  Series A senior secured notes                                                  98,006,939            99,505,457
  Series B senior secured notes                                                  63,937,383            63,937,383
  Payables and accrued expenses                                                  24,947,040            25,946,959
  Mortgage payable                                                                7,134,340             7,109,252
  Servicing liabilities                                                           5,228,627             3,660,173
  Securitized mortgage obligations:
    Collateralized bond obligations-CMBS                                        283,665,570           283,047,470
    Collateralized mortgage obligations-
       insured mortgage securities                                              308,854,046           326,558,161
                                                                         -------------------   -------------------
Total liabilities                                                             1,027,908,911         1,053,959,445
                                                                         -------------------   -------------------
Shareholders' equity:
  Convertible preferred stock, $0.01 par; 75,000,000
     shares authorized; 3,424,992 and 3,597,992 shares
     issued and outstanding, respectively                                            34,250                35,980
  Common stock, $0.01 par; 300,000,000 shares
     authorized; 12,969,841 and 12,937,341 shares
      issued and outstanding, respectively                                          129,698               129,373
  Accumulated other comprehensive income (loss):
    Unrealized losses on mortgage assets                                         (4,941,305)           (6,060,398)
    Unrealized loss on interest rate cap                                           (312,619)             (383,200)
  Deferred compensation                                                             (69,718)                    -
  Additional paid-in capital                                                    615,719,242           632,887,967
  Accumulated deficit                                                          (372,393,025)         (365,565,044)
                                                                         -------------------   -------------------

Total shareholders' equity                                                      238,166,523           261,044,678
                                                                         -------------------   -------------------

Total liabilities and shareholders' equity                                  $ 1,266,075,434       $ 1,315,004,123
                                                                         ===================   ===================

              The accompanying notes are an integral part of these consolidated financial statements.


                                    CRIIMI MAE INC.
                           CONSOLIDATED STATEMENTS OF INCOME

                                                                                           For the three months ended March 31,
                                                                                               2002                2001
                                                                                         ------------------  ------------------
Interest income:
   Subordinated CMBS                                                                          $ 25,536,385        $ 26,315,795
   Insured mortgage securities                                                                   6,495,494           7,495,249
                                                                                         ------------------  ------------------
   Total interest income                                                                        32,031,879          33,811,044
                                                                                         ------------------  ------------------
Interest and related expenses:
   Variable-rate secured borrowing                                                               3,871,647                   -
   Series A senior secured notes                                                                 2,964,409                   -
   Series B senior secured notes                                                                 3,365,132                   -
   Fixed-rate collateralized bond obligations-CMBS                                               6,365,905           6,364,057
   Fixed-rate collateralized mortgage obligations - insured securities                           6,494,540           7,004,538
   Variable-rate secured borrowings-CMBS                                                                 -           6,265,641
   Fixed-rate senior unsecured notes                                                                     -           2,281,251
   Other interest expense                                                                          244,582           1,918,544
                                                                                         ------------------  ------------------
   Total interest expense                                                                       23,306,215          23,834,031
                                                                                         ------------------  ------------------
Net interest margin                                                                              8,725,664           9,977,013
                                                                                         ------------------  ------------------

   General and administrative expenses                                                          (3,202,614)         (2,373,132)
   Depreciation and amortization                                                                  (278,602)         (1,051,486)
   Equity in earnings (losses) from investments                                                    114,304            (593,798)
   Servicing revenue                                                                             2,763,536                   -
   Servicing general and administrative expenses                                                (2,491,094)                  -
   Servicing amortization, depreciation, and impairment expenses                                  (507,879)                  -
   Other income, net                                                                               949,973           1,617,232
   Net (losses) gains on mortgage security dispositions                                           (109,819)             10,412
   Hedging loss                                                                                    (89,758)           (853,259)
   Reorganization items                                                                                  -            (420,217)
                                                                                         ------------------  ------------------
                                                                                                (2,851,953)         (3,664,248)
                                                                                         ------------------  ------------------
   Net income before cumulative effect of changes in accounting principles                       5,873,711           6,312,765
   Cumulative effect of adoption of SFAS 142                                                    (9,766,502)                  -
   Cumulative effect of change in accounting principle related to servicing revenue                      -           1,995,262
   Cumulative effect of adoption of SFAS 133                                                             -            (135,142)
                                                                                         ------------------  ------------------
   Net (loss) income before dividends accrued or paid on preferred shares                       (3,892,791)          8,172,885
   Dividends accrued or paid on preferred shares                                                (2,935,190)         (2,142,725)
                                                                                         ------------------  ------------------
   Net (loss) income available to common shareholders                                         $ (6,827,981)        $ 6,030,160
                                                                                         ==================  ==================
   Net (loss) income available to common shareholders per common share:
       Basic - before cumulative effect of changes in accounting principles                        $  0.23              $ 0.55
                                                                                         ==================  ==================
       Basic - after cumulative effect of changes in accounting principles                         $ (0.52)             $ 0.80
                                                                                         ==================  ==================
       Diluted - before cumulative effect of changes in accounting principles                      $  0.22              $ 0.46
                                                                                         ==================  ==================
       Diluted - after cumulative effect of changes in accounting principles                       $ (0.52)             $ 0.64
                                                                                         ==================  ==================
   Shares used in computing basic earnings (loss) per share                                     13,055,303           7,533,318
                                                                                         ------------------  ------------------

                    The accompanying notes are an integral part of these consolidated financial statements.


                                       CRIIMI MAE INC.
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          For the three months ended March 31, 2002
                                          (Unaudited)

                                                                                            Accumulated
                                         Preferred    Common    Additional                     Other                      Total
                                         Stock Par   Stock Par    Paid-in    Accumulated   Comprehensive    Deferred   Shareholders'
                                           Value       Value      Capital      Deficit      Income (Loss) Compensation    Equity
                                        ----------- ----------  ----------  ------------   -------------- ------------ ------------
Balance at December 31, 2001             $ 35,980  $ 129,373  $ 632,887,967 $ (365,565,044)  $(6,443,598)   $       -  $261,044,678

   Net loss                                     -          -              -     (3,892,791)            -            -    (3,892,791)
   Adjustment to unrealized losses
    on mortgage assets                          -          -              -              -     1,119,093            -     1,119,093
   Adjustment to unrealized loss
    on interest rate cap                        -          -              -              -        70,581            -        70,581
   Dividends accrued or paid on preferred
    shares                                      -          -              -     (2,935,190)            -            -    (2,935,190)
   Issuance of restricted stock                 -        325        129,350              -             -     (129,675)            -
   Amortization of deferred compensation        -          -              -              -             -       59,957        59,957
   Redemption of Series E Preferred Stock  (1,730)         -    (17,298,075)             -             -            -   (17,299,805)
                                       ----------  ---------  -------------  -------------   -----------    ---------  ------------
Balance at March 31, 2002                $ 34,250  $ 129,698  $ 615,719,242  $(372,393,025)  $(5,253,924)   $ (69,718) $238,166,523
                                       ==========  =========  =============  =============   ===========    =========  ============

                    The accompanying notes are an integral part of these consolidated financial statements.


                           CRIIMI MAE INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the three months ended March 31,
                                                                                    2002                  2001
                                                                              -----------------     -----------------
Cash flows from operating activities:
    Net (loss) income                                                             $ (3,892,791)          $ 8,172,885
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
       Amortization of discount and deferred financing costs on debt                 1,414,996             1,009,029
       Accrual of extension fees related to New Debt                                 1,075,455                     -
       Depreciation and amortization                                                   278,602               952,808
       Discount amortization on mortgage assets, net                                (2,699,837)           (2,427,185)
       Net losses (gains) on mortgage security dispositions                            109,819               (10,412)
       Equity in (income) losses from investments                                     (114,304)              593,798
       Servicing amortization, depreciation and impairment                             507,879                     -
       Hedging loss                                                                     89,758               988,401
       Amortization of deferred compensation                                            59,957                     -
       Cumulative effect of adoption of SFAS 142                                     9,766,502                     -
       Cumulative effect of change in accounting principle related to
           servicing revenue                                                                 -            (1,995,262)
       Changes in assets and liabilities:
          Decrease (increase) in restricted cash and cash equivalents               30,208,370            (9,162,591)
          (Increase) decrease in receivables and other assets                         (794,002)           19,034,520
          (Decrease) increase in payables and accrued expenses                      (3,576,460)            3,185,588
          Decrease in servicing other assets                                         3,872,772                     -
          Decrease in servicing liabilities                                         (2,755,739)                    -
       Change in reorganization items accrual                                                -             1,707,395
                                                                              -----------------     -----------------
       Net cash provided by operating activities                                    33,550,977            22,048,974
                                                                              -----------------     -----------------

Cash flows from investing activities:
    Proceeds from mortgage security prepayments                                     17,802,007             1,820,578
    Distributions received from AIM Investments                                      1,052,526             1,201,075
    Receipt of principal payments                                                    1,010,716             1,092,518
    Cash received in excess of income recognized on unrated Subordinated CMBS          644,609             2,011,775
    Sales (purchases) of other MBS, net                                                 18,247            (2,249,369)
    Proceeds from sale of servicing rights by CMSLP                                  7,679,357                     -
                                                                              -----------------     -----------------
       Net cash provided by investing activities                                    28,207,462             3,876,577
                                                                              -----------------     -----------------
Cash flows from financing activities:
    Principal payments on securitized mortgage debt obligations                    (18,248,457)           (2,883,784)
    Principal payments on New Debt                                                  (9,558,143)                    -
    Principal payments on secured borrowings and other debt obligations                (26,619)           (3,665,629)
    Redemption of Series E Preferred Stock, including accrued dividends            (18,733,912)                    -
                                                                              -----------------     -----------------
       Net cash used in financing activities                                       (46,567,131)           (6,549,413)
                                                                              -----------------     -----------------

Net increase in cash and cash equivalents                                           15,191,308            19,376,138

Cash and cash equivalents, beginning of period (1)                                  17,298,873           106,569,778
                                                                              -----------------     -----------------
Cash and cash equivalents, end of period (1)                                      $ 32,490,181         $ 125,945,916
                                                                              =================     =================

(1) Comprised of Servicing cash and cash equivalents and Other cash and cash equivalents.


                 The accompanying notes are an integral part of these consolidated financial statements.


                              CRIIMI MAE INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       ORGANIZATION

General

     CRIIMI MAE Inc. (together with its consolidated subsidiaries, unless the context otherwise indicates, "CRIIMI MAE" or the "Company") is a commercial mortgage company structured as a self-administered real estate investment trust ("REIT"). On April 17, 2001, the Company and certain of its subsidiaries emerged from Chapter 11 bankruptcy reorganization (the "Effective Date").

     The Company's current primary activities include the ownership and management, in large part through the Company's servicing subsidiary, CRIIMI MAE Services Limited Partnership ("CMSLP"), of a significant portfolio of mortgage-related assets. Prior to the Chapter 11 filing, CRIIMI MAE's primary activities included (a) acquiring non-investment grade securities (rated below BBB- or unrated) backed by pools of commercial mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS"), (b) originating and underwriting commercial mortgage loans, (c) securitizing pools of commercial mortgage loans and resecuritizing pools of Subordinated CMBS, and (d) primarily through CMSLP, performing servicing functions principally with respect to the mortgage loans underlying the Company's Subordinated CMBS.

     Virtually all of the Company's cash flows relating to existing assets are, and are currently expected to be, used to satisfy principal, interest and fee obligations under the Company's variable-rate secured financing facility (the "Variable-Rate Secured Borrowing"), Series A Senior Secured Notes, and Series B Senior Secured Notes (collectively, the "New Debt") and to pay general and administrative and other operating expenses of the Company. Therefore, although the Company continues to pay down its debt obligations, the utilization of cash flows for debt service and operating expenses results in virtually no remaining net cash flow available for other activities, to the extent permitted under the operative documents evidencing the new debt incurred upon emergence from Chapter 11.

     The Company's business is subject to a number of risks and uncertainties including, but not limited to: (1) risks associated with substantial indebtedness or leverage; (2) borrowing risks; (3) the limited protection provided by hedging transactions; (4) inherent risks in owning Subordinated CMBS; (5) the limited liquidity of the Subordinated CMBS market; (6) possible effects of terrorist attacks, an economic slowdown and/or recession on losses and defaults related to the mortgages underlying the Company's CMBS portfolio;
(7) risks related to the New Debt including the ability to meet payment and other obligations thereunder; (8) risks associated with the trader election and limitation or loss of net operating losses for tax purposes; (9) the effect of interest rate compression on the market price of the Company's stock; (10) the effect of the yield curve on borrowing costs; (11) operations adversely affected by factors beyond the Company's control; (12) risk of becoming subject to the requirements of the Investment Company Act of 1940; (13) the effect of phantom (non-cash) income on total income; (14) possible New York Stock Exchange delisting due to failure to maintain certain listing criteria; (15) competition;
(16) taxable mortgage pool risk; and (17) risk of loss of REIT status.

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

REIT Status and Other Tax Matters

     REIT Status. CRIIMI MAE is required to meet income, asset, ownership and distribution tests to maintain its REIT status. Although there can be no assurance, the Company believes that it has satisfied the REIT requirements for all years through, and including 2001. There can also be no assurance that CRIIMI MAE will maintain its REIT status for 2002 or subsequent years. If the Company fails to maintain its REIT status for any taxable year, it will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, the Company may have insufficient funds to pay any such tax and also may be unable to comply with its obligations under the New Debt.

     The Company's Net Operating Loss for Tax Purposes/Shareholder Rights Plan

     Beginning in 2000, the Company began trading in both short and longer duration fixed income securities, including non-investment grade and investment grade CMBS and investment grade residential mortgage backed securities (such securities traded and all other securities of the type described constituting the "Trading Assets" to the extent owned by CRIIMI MAE Inc. or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary ("Other MBS")), which, for financial reporting purposes, are classified as Subordinated CMBS and Other MBS on the balance sheet. The Company seeks maximum total return through short term trading, consistent with prudent investment management. Returns from such activities include capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, and other arbitrage opportunities.

     As a result of its trader election in 2000, CRIIMI MAE recognized a mark-to-market tax loss in its income tax return on its Trading Assets on January 1, 2000 of approximately $478 million (the "January 2000 Loss"). Such loss is expected to be recognized evenly for tax purposes over four years beginning with the year 2000 (i.e., approximately $120 million per year). The Company expects such loss to be ordinary. Additionally, as a result of its trader election, the Company is required to mark-to-market its Trading Assets on a tax basis at the end of each tax year. Any increase or decrease in the value of the Trading Assets as a result of the year-end mark-to-market requirement will generally result in either a tax gain (if an increase in value) or a tax loss (if a decrease in value). Such tax gains or losses, as well as any realized gains or losses from the disposition of Trading Assets during each year, are also expected to be ordinary gains or losses. Assets transferred to CBO REIT, a subsidiary of the Company, as part of the Company's Chapter 11 reorganization plan (the "Reorganization Plan") are no longer required to be marked-to-market on a tax basis since CBO REIT is not a trader in securities for tax purposes. As a result, the mark-to-market of such assets ceased as of April 17, 2001.

     Since gains and losses associated with trading activities are expected to be ordinary, any gains will generally increase taxable income and any losses will generally decrease taxable income. Because the REIT rules require the Company to distribute 90% of its taxable income to shareholders, any increases in taxable income from trading activities will generally result in an increase in REIT distribution requirements and any decreases in taxable income from trading activities will generally result in a decrease in REIT distribution requirements (or, if taxable income is reduced to zero because of a net operating loss or loss carry forward, eliminate REIT distribution requirements).

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

     The Company generated a net operating loss for tax purposes of approximately $(96.9) million for the year ended December 31, 2001. As such, the Company's taxable income was reduced to zero and, accordingly, the Company's REIT distribution requirement was eliminated for 2001. As of December 31, 2001 the Company's accumulated and unused net operating loss ("NOL") was $(146.5) million. Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back because CRIIMI MAE is a REIT. If a Trading Asset is marked down because of an increase in interest rates, rather than from credit losses, such mark-to-market losses may be recovered over time through taxable income. Any recovered mark-to-market losses will generally be recognized as taxable income, although there is expected to be no corresponding increase in cash flow. See also the discussion that follows with respect to the remaining January 2000 Loss.

     There can be no assurance that the Company's position with respect to its election as a trader in securities will not be challenged by the Internal Revenue Service ("IRS"), and, if challenged, will be defended successfully by the Company. As such, there is a risk that the January 2000 Loss will be limited or disallowed, resulting in higher tax basis income and a corresponding increase in REIT distribution requirements. It is possible that the amount of any under-distribution for a taxable year could be corrected with a "deficiency dividend" as defined in
Section 860 of the Internal Revenue Code of 1986, as amended (the "Tax Code"), however, interest may also be due to the IRS on the amount of this under-distribution.

     If CRIIMI MAE is required to make taxable income distributions to its shareholders to satisfy required REIT distributions, all or a substantial portion of these distributions, if any, are currently expected to be in the form of non-cash dividends. There can be no assurance that such non-cash dividends would satisfy the REIT distribution requirements and, as such, the Company could lose its REIT status or may not be able to satisfy its obligations under the operative documents evidencing the New Debt.

     The Company's future use of NOLs for tax purposes could be substantially limited in the event of an "ownership change" as defined under Section 382 of the Tax Code. As a result of these limitations imposed by Section 382 of the Tax Code, in the event of an ownership change, the Company's ability to use its NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards  cannot be fully  utilized  under  these  limitations  within  the carryforward periods, the NOL carry forwards would expire unutilized. Accordingly, after any ownership change, the Company's ability to use its NOLs to reduce or offset taxable income would be substantially limited or not available under Section 382. In general, a company reaches the "ownership change" threshold if the "5% shareholders" increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of the Company's capital stock.

     The Company is not aware of any acquisition of shares of the Company's capital stock that has created an "ownership change" under Section 382, but believes that it may be close to approaching the 50% threshold for an "ownership change" under Section 382. The Company is concerned that future acquisitions of common stock, preferred stock or a combination of both by an existing "5% shareholder" or a new "5% shareholder" could cause an "ownership change." If an "ownership change" occurs, the Company's ability to use its NOLs to reduce or offset its taxable income would be substantially limited or not available under
Section 382 of the Tax Code on a prospective basis. The Company would then have REIT distribution requirements based upon its taxable income at the beginning of the year such ownership change occurs. As stated above, any such distributions are expected to be in the form of non-cash taxable dividends.

     If an "ownership change" occurs under Section 382 of the Tax Code, the Company's prospective use of its accumulated and unused NOL and the remaining January 2000 Loss of a combined total amount of approximately $(377.7) million (as of March 31, 2002) will be limited. If the Company had lost its ability to use its accumulated NOL as of January 1, 2001, the Company's taxable income would have been $22.7 million for the year ended December 31, 2001. This increase in taxable income would have created a 100 percent distribution requirement. If the Company was unable to distribute the taxable income to its shareholders, it would have been subject to corporate Federal and state income taxes of up to approximately $9.3 million for the year ended December 31, 2001.

     Currently, the Company does not know of any acquisition of shares of Company's capital stock that will create an "ownership change" under Section 382 of the Tax Code. The Company has adopted a shareholder rights plan designed to deter an ownership change within the meaning of Section 382 of the Tax Code, however there can be no assurance that an ownership change will not occur. See
Note 10 for a further discussion of the shareholder rights plan.

Investment Company Act

     Under the Investment Company Act of 1940, as amended (the "Investment Company Act"), an investment company is required to register with the Securities and Exchange Commission ("SEC") and is subject to extensive restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. However, as described below, companies that are primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate ("Qualifying Interests") are excluded from the requirements of the Investment Company Act.

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that all of its government insured mortgage securities constitute Qualifying Interests with the exception of one such security which constitutes an Other Real Estate Interest. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of March 31, 2002, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

     If the SEC or its staff were to take a different position with respect to whether such Subordinated CMBS constitute Qualifying Interests, the Company could, among other things, be required either (i) to change the manner in which it conducts its operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on the Company. If the Company were required to change the manner in which it conducts its business, it would likely have to dispose of a significant portion of its Subordinated CMBS or acquire significant additional assets that are Qualifying Interests. Alternatively, if the Company were required to register as an investment company, it expects that its operating expenses would significantly increase and that the Company would have to significantly reduce its indebtedness, which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms, or at all. There are restrictions under certain of the operative documents evidencing the New Debt which could limit possible actions the Company may take in response to any need to modify its business plan in order to register as an investment company or avoid the need to register. Certain dispositions or acquisitions of assets could require approval or consent of certain holders of the New Debt. Any such results could have a material adverse effect on the Company.

     Further, if the Company were deemed an unregistered investment company, the Company could be subject to monetary penalties and injunctive relief. The Company would be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period the Company was deemed an unregistered investment company, unless a court found that under the circumstances, enforcement (or denial of rescission) would produce a more equitable result than nonenforcement (or grant of rescission) and would not be inconsistent with the Investment Company Act.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     In management's opinion, the accompanying unaudited consolidated financial statements of CRIIMI MAE; CRIIMI MAE Management, Inc.; CMSLP Holding Company, Inc.; CMSLP Management Company, Inc.; CRIIMI MAE Services Limited Partnership ("CMSLP"); CRIIMI, Inc.; CRIIMI MAE Financial Corporation; CRIIMI MAE Financial Corporation II; CRIIMI MAE Financial Corporation III; CRIIMI MAE QRS 1, Inc.; CBO REIT, Inc.; CRIIMI MAE Securities Trading Co.; CRIIMI MAE CMBS Corp.; and Shoppes Limited Partnership contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of March 31, 2002 and December
31, 2001 (audited), and the consolidated results of operations and cash flows for the three months ended March 31, 2002 and 2001.

     Effective July 2001, CRIIMI MAE, which had previously accounted for CMSLP under the equity method, acquired voting control of CMSLP and is now accounting for this subsidiary on a consolidated basis. CMSLP's assets, liabilities, revenues and expenses are labeled as "servicing" on the Company's consolidated financial statements.

     These consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. While management believes that the disclosures presented are adequate to make the information not misleading, it is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in CRIIMI MAE's Annual Report on Form 10-K for the year ended December 31, 2001.

Reclassifications

     Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Income Recognition and Carrying Basis

     Subordinated CMBS and Other Mortgage-Backed Securities

     Prior to April 1, 2001, CRIIMI MAE recognized income from Subordinated CMBS using the effective interest method, using the anticipated yield over the projected life of the investment. Changes in anticipated yields were generally calculated due to revisions in estimates of future credit losses, actual losses incurred, revisions in estimates of future prepayments and actual prepayments received. Changes in anticipated yields resulting from prepayments were recognized through a cumulative catch-up adjustment at the date of the change, which reflected the change in income of the security from the date of purchase through the date of change in anticipated yield. The new yield was then used for income recognition for the remaining life of the investment. Changes in anticipated yields resulting from reduced estimates of losses were recognized on a prospective basis. When other than temporary impairment was recognized, a new yield was calculated on the CMBS based on its new cost basis (fair value at date of impairment) and expected future cash flows. This revised yield was employed prospectively. Effective April 1, 2001, CRIIMI MAE adopted Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," to recognize income on its Subordinated CMBS. Under EITF 99-20, when there has been a change in estimated future cash flows from the cash flows previously projected (due to prepayment speeds and/or credit losses), the Company calculates a revised yield based on the current amortized cost of the investment and the revised future cash flows. This revised yield is applied prospectively to recognize interest income. CRIIMI MAE classifies its Subordinated CMBS as available for sale and carries them at fair market value where temporary changes in fair value are recorded as a component of shareholders' equity.

     Interest income on Other MBS consists of amortization of the discount or premium on primarily investment-grade securities, plus the stated investment interest payments received or accrued on other mortgage-backed securities. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the investment using the effective interest method. The effective interest method provides a constant yield of income over the term of the investment. The Company's Other MBS are classified as Available for Sale. As a result, the Company carries these securities at fair value where changes in fair value are recorded as a component of shareholders' equity. Upon the sale of such securities, any gain or loss is recognized in the income statement.

Impairment

     Subordinated CMBS and Other Mortgage-Backed Securities

     CRIIMI MAE assesses each Subordinated CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: (1) fair value has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period that fair value is expected to be below amortized cost through the period of time the Company expects the value to recover to amortized cost, or (2) the Company's revised projected cash flows related to the CMBS and the CMBS's current cost basis result in a decrease in the yield that was previously used to recognize income. This decrease in yield would primarily be a result of the credit quality of the security declining and the Company determining that the current estimate of expected future credit losses exceeds credit losses as originally projected or expected credit losses will occur sooner than originally projected. The amount of impairment loss is measured by comparing the fair value, based on available market information and management's estimates, of the Subordinated CMBS to its current amortized cost basis; the difference is recognized as a loss in the income statement. The Company assesses current economic events and conditions that impact the value of its Subordinated CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred. No impairment was recognized during the three months ended March 31, 2002.

     CRIIMI MAE assesses its Other MBS for other than temporary impairment when the fair market value of the security declines below amortized cost and CRIIMI MAE concludes that it no longer has the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of the security to its current cost basis; the difference is recognized as a loss in the income statement. No impairment was recognized during the three months ended March 31, 2002.

Consolidated Statements of Cash Flows

     Since the consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity, the consolidated statements of cash flows do not reflect investing and financing activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments. The following is the supplemental cash flow information:

                                                                       Three months ended March 31,
                                                                         2002                 2001
                                                                   -----------------    -----------------
      Cash paid for interest                                            $16,734,694          $18,934,361
      Non-cash investing and financing activities:
           Issuance of restricted stock                                     129,675                   --


Comprehensive (Loss) Income

     The following table presents comprehensive (loss) income for the three months ended March 31, 2002 and 2001:

                                                                  Three months ended March 31,
                                                                  2002                    2001
                                                            ------------------     -------------------
      Net (loss) income                                         $ (3,892,791)            $  8,172,885
      Adjustment to unrealized losses on mortgage                   1,119,093              12,704,164
        assets
      Adjustment to unrealized loss on interest rate                   70,581                      --
        cap
                                                            ------------------     -------------------

      Comprehensive (loss) income                               $ (2,703,117)            $ 20,877,049
                                                            ==================     ===================

Change in Accounting Principle due to Adoption of SFAS No. 142

     In June of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142, among other things, prohibits the amortization of existing goodwill and certain types of other intangible assets and establishes a new method of testing goodwill for impairment. Under FAS 142, the method for testing goodwill for impairment occurs at the reporting unit level (as defined in FAS 142) and is performed using a fair value based approach. FAS 142 was effective for the Company on January 1, 2002. The transition provisions of FAS 142 required the Company to reclassify $8.4 million of intangible assets related to the Merger in 1995 to goodwill. When combined with the current goodwill of $1.4 million, this resulted in $9.8 million of goodwill on the Company's books. Effective upon adoption on January 1, 2002, the Company wrote off this goodwill and recorded a resulting non-cash impairment charge of approximately $9.8 million for this change in accounting principle. The goodwill relates to the Portfolio Investment reporting unit (as defined in Note 15). The fair value of the reporting unit was determined using a market capitalization approach and the impairment was primarily a result of the significant decrease in the Company's common stock price since the Merger in 1995. This change in accounting principle will reduce the Company's annual amortization expense by approximately $2.8 million.

     The following table presents pro forma disclosures assuming that FAS 142 was adopted at the beginning of 2001:

                                                                                      Three months ended
                                                                                          March 31,
                                                                                             2001
                                                                                    -----------------------
Reported net income available to common shareholders                                           $ 6,030,160
Add:  Goodwill amortization                                                                         99,867
Add:  Intangible assets amortization                                                               597,502
                                                                                    -----------------------
Adjusted net income available to common shareholders                                           $ 6,727,529
                                                                                    =======================

Basic earnings per share ("EPS"):
     Reported basic EPS before cumulative effect of changes in accounting                            $0.55
       principles
     Goodwill amortization                                                                            0.02
     Intangible assets amortization                                                                   0.08
                                                                                    -----------------------
     Adjusted basic EPS before cumulative  effect of changes in accounting
       principles                                                                                    $0.65
                                                                                    =======================

Diluted EPS:
     Reported diluted EPS before cumulative effect of changes in accounting                          $0.46
       principles
     Goodwill amortization                                                                            0.01
     Intangible assets amortization                                                                   0.06
                                                                                    -----------------------
     Adjusted diluted EPS before cumulative effect of changes in accounting
       principles                                                                                    $0.53
                                                                                    =======================


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

                                                     As of March 31, 2002            As of December 31, 2001
                                                Amortized Cost     Fair Value    Amortized Cost     Fair Value
                                                --------------     ----------    --------------     ----------
ASSETS:
Subordinated CMBS and Other MBS (1)               $ 548,312,389   $ 535,287,341    $ 546,981,955   $ 536,204,992
Subordinated CMBS pledged to secure
   Securitized Mortgage Obligation - CMBS           284,718,695     299,849,292      283,993,690     296,477,050
Insured mortgage securities                         332,170,330     325,147,919      350,982,991     343,091,303
Interest rate protection agreement                      359,031          46,412          448,789          65,589
Servicing other assets                             See footnote    See footnote     See footnote    See footnote
                                                            (2)             (2)              (2)             (2)
Servicing cash and cash equivalents                  15,824,867      15,824,867        6,515,424       6,515,424
Restricted cash and cash equivalents                  8,005,907       8,005,907       38,214,277      38,214,277
Other cash and cash equivalents                      16,665,314      16,665,314       10,783,449      10,783,449

LIABILITIES:
Variable-rate secured borrowing                     236,134,966     236,134,966      244,194,590     244,194,590
Series A senior secured notes                        98,006,939      92,616,557       99,505,457      95,276,475
Series B senior secured notes                        63,937,383      54,027,089       63,937,383      54,826,306
Securitized mortgage obligations:
   Collateralized bond obligations-CMBS             283,665,570     299,849,293      283,047,470     296,477,050
   Collateralized mortgage obligations-
     insured mortgage securities                    308,854,046     329,393,056      326,558,161     351,983,544
Mortgage Payable                                      7,134,340       6,938,076        7,109,252       7,109,252


(1) This amount includes approximately $8.6 million of amortized cost and $8.4 million of fair value related to Other MBS as of March 31, 2002 and approximately $8.6 million of amortized cost and $8.5 million of fair value as of December 31, 2001.
(2) CMSLP owns Subordinated CMBS and interest-only strips with an aggregate amortized cost basis of $2.2 and $2.3 million and a fair value of $2.2 and $2.4 million as of March 31, 2002 and December 31, 2001, respectively.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Subordinated CMBS and Other Mortgage-Backed Securities

     The Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of March 31, 2002 and December 31, 2001, using a discounted cash flow methodology. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average unleveraged yield to maturity. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally available research reports,
(ii)  recent  trades,   and  (iii)   communications   with  dealers  and  active
Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of March 31, 2002 and December 31, 2001, it has disclosed the range of discount rates by rating category used in determining these fair market values in Note 4.

     The liquidity of the Subordinated CMBS market has historically been limited. Additionally, during adverse market conditions, the liquidity of such market has been severely limited. Therefore, management's estimate of the value of the Company's Subordinated CMBS could vary significantly from the value that could be realized in a current transaction between a willing buyer and a willing seller in other than a forced sale or liquidation.

     The fair value of the Other MBS is an estimate based on the indicative market price from publicly available pricing services. The Company normally applies a slight discount to such prices as the Company believes it better reflects fair value between willing buyers and sellers due to the relatively smaller sizes of this component of the Trading Assets.

Insured Mortgage Securities

     The Company calculated the estimated fair market value of its insured mortgage securities portfolio as of March 31, 2002 and December 31, 2001, using a discounted cash flow methodology. The cash flows were discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally available research reports and
(ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities.

Servicing, Restricted and Other Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of these instruments.

Obligations Under Financing Facilities

     The fair value of the securitized mortgage obligations as of March 31, 2002 and December 31, 2001 was calculated using a discounted cash flow methodology similar to the discussion on Subordinated CMBS above. The fair values of the Series A and Series B Senior Secured Notes are based on quoted market prices from an investment banking institution. The carrying amount of the Variable-Rate Secured Borrowing approximates fair value because the current rate on the debt resets monthly based on market rates. The fair value of the mortgage payable is estimated based on current market interest rates of mortgage debt.

Interest Rate Protection Agreement

     The fair value of the interest rate protection agreement used to hedge CRIIMI MAE's Variable-Rate Secured Borrowing is the estimated amount that CRIIMI MAE would receive to terminate the agreement as of March 31, 2002 and December 31, 2001, taking into account current interest rates and the current creditworthiness of the counterparty. The amount was determined based on a quote received from the counterparty to the agreement.

4.       SUBORDINATED CMBS

     As of March 31, 2002, the Company owned, for purposes of GAAP, CMBS rated from A+ to CCC and unrated with a total fair value amount of approximately $827 million (representing approximately 65% of the Company's total consolidated assets), an aggregate amortized cost of approximately $824 million, and an aggregate face amount of approximately $1.6 billion. Such CMBS represent investments in securities issued in CBO-1, CBO-2 and Nomura. The March 31, 2002 total fair value includes approximately 34% of the Company's CMBS which are rated BB+, BB, or BB-, 23% which are rated B+, B, B- or CCC and 7% which are unrated. The remaining approximate 36% represents investment grade securities that the Company reflects on its balance sheet as a result of CBO-2. The weighted average interest rate of these CMBS as of March 31, 2002 was 6.0% and the weighted average life was 13 years.

     The aggregate investment by the rating of the Subordinated CMBS is as follows:

                                                                    Discount Rate
                                                                     or Range of
                                Weighted                           Discount Rates
                  Face Amount    Average               Fair Value      Used to     Amortized Cost   Amortized Cost
                     as of    Pass-Through Weighted      as of     Calculate Fair   as of 3/31/02   as of 12/31/01
                  3/31/02 (in     Rate      Average   3/31/02 (in       Value       (in millions)   (in millions)
Security Rating    millions)    3/31/02    Life (1)    millions)    as of 3/31/02        (3)             (3)
--------------------------------------------------------------------------------------------------------------------
A+ (2)            $  62.6          7.0%     4 years    $  62.4            7.0%     $   58.8          $  58.7

BBB+ (2)            150.6          7.0%     9 years      138.1            8.3%        131.4            131.1

BBB (2)             115.2          7.0%    10 years       99.3            9.2%         94.5             94.2

BB+                 319.0          7.0%    11 years      213.0      12.7%-12.9%       220.0            219.0

BB                   70.9          7.0%    12 years       44.8            13.4%        46.2             46.0

BB-                  35.5          7.0%    12 years       20.7            14.4%        20.6             20.5

B+                   88.6          7.0%    13 years       44.5            16.7%        45.4             45.2

B                   177.2          7.0%    14 years       82.3      17.5%-17.7%        84.0             83.7

B-                  118.3          7.1%    15 years       47.3      20.0%-20.5%        48.2             48.1

CCC                  70.9          7.0%    16 years       13.2            40.0%        13.0             13.1

Unrated/Issuer's    353.5          2.6%    18 years       61.1      35.0%-53.7%        62.4             62.8
Equity
                 --------                              -------                      -------           -------
Total (5)        $1,562.3          6.0%    13 years    $ 826.7 (5)                  $ 824.5 (4)       $ 822.4
                 ========                              =======                      =======           =======


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

(3) Amortized cost reflects approximately $178.1 million of cumulative impairment charges related to certain CMBS (all bonds except the A+ and BBB+ rated tranches), which were recognized through December 31, 2001.

(4) See Notes 1 and 9 to Notes to Consolidated Financial Statements for information regarding the Subordinated CMBS for tax purposes.

(5) As of March 31, 2002, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $37.1 million, $781.0 million and $8.6 million, respectively.

     Mortgage Loan Pool

     CRIIMI MAE, through CMSLP, performs servicing functions on commercial mortgage loans totaling $18.8 billion and $19.3 billion as of March 31, 2002 and December 31, 2001, respectively. The mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and in the geographic locations identified below:


                                       3/31/02          12/31/01             Geographic                 3/31/02          12/31/01
                 Property Type      Percentage(i)     Percentage(i)          Location (ii)           Percentage(i)     Percentage(i)
                 -------------      -------------     -------------          -------------           -------------     -------------

                 Retail.............      30%               30%              California..............      16%              16%
                 Multifamily........      29%               29%              Texas...................      13%              13%
                 Hotel..............      15%               14%              Florida.................       8%               8%
                 Office.............      13%               13%              Pennsylvania............       5%               5%
                 Other (iv).........      13%               14%              New York................       5%               5%
                                         ----         ---------              Other(iii)..............      53%              53%
                     Total..........     100%              100%                                           ----         --------
                                         ====         =========                Total.................     100%             100%
                                                                                                          ====         ========

(i) Based on a percentage of the total unpaid principal balance of the underlying loans.
(ii)     No significant concentration by region.
(iii)    No other individual state makes up more than 5% of the total.
(iv) The Company's ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes subordinated CMBS in which the Company's exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the "Subordinated Healthcare/Senior-Housing CMBS"). The Subordinated Healthcare/Senior-Housing CMBS are not owned by and are subordinate to CRIIMI MAE's CMBS. As a result, CRIIMI MAE's investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the Subordinated Healthcare/Senior-Housing CMBS. As of March 31, 2002, the Company reviewed the loans currently under surveillance by the healthcare and senior housing mortgage loans servicer. Based on its review as of March 31, 2002, the Company does not believe that the aggregate remaining shortfalls and/or realized losses on such healthcare and senior housing mortgage loans is greater than the current outstanding Subordinated Healthcare/Senior-Housing CMBS. As a result, the Company's current estimate of future credit losses as of March 31, 2002 does not include any provision for shortfalls and/or realized losses arising from the healthcare and senior housing mortgage loans currently in special servicing in this CMBS transaction. It should be noted that changes in the future performance of the healthcare and senior housing mortgage loans that result in greater shortfalls and/or losses may result in future losses and/or possible impairment to CRIIMI MAE's CMBS.

     Specially Serviced Mortgage Loans

     CMSLP performs special servicing on the loans underlying CRIIMI MAE's Subordinated CMBS portfolio. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the CMBS pool documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. CRIIMI MAE believes that because it owns the first loss unrated or lowest rated bond of all but one CMBS, CMSLP has an incentive to quickly resolve any loan workouts. As of March 31, 2002 and December 31, 2001, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

                                                                 3/31/02                     12/31/01
                                                                 -------                     --------
Specially serviced loans due to monetary default (a)          $833.8 million              $701.7 million
Specially serviced loans due to covenant default/other          65.1 million                90.0 million
                                                              --------------              --------------
Total specially serviced loans (b)                            $898.9 million              $791.7 million
                                                              ==============              ==============
Percentage of total mortgage loans (b)                           4.8%                        4.1%
                                                              ==============              ==============

(a) Includes $99.4 million and $94.5 million, respectively, of real estate owned by underlying trusts.
(b) As of April 30, 2002, total specially serviced loans were approximately $922 million, or 4.9% of the total mortgage loans. See discussion below for additional information regarding specially serviced loans.

     The specially serviced mortgage loans as of March 31, 2002 were secured by properties of the types and located in the states identified below:


                 Property Type      $ (in millions)   Percentage       Geographic Location     $ (in millions)   Percentage
                 -------------      ---------------   ----------       -------------------     ---------------   ----------
                 Hotel..........       $  492.6          55%           Florida..............      $ 139.1           16%
                 Retail.........          269.3          30%           Texas................        101.9           11%
                 Multifamily....           43.8           5%           Oregon...............         94.1           11%
                 Healthcare.....           33.9           4%           New York.............         40.4            4%
                 Office.........           28.8           3%           Georgia..............         39.4            4%
                 Industrial.....           23.1           2%           California...........         37.0            4%
                 Other..........            7.4           1%           Other................        447.0           50%
                                       --------         ----                                      -------        ------
                     Total......       $  898.9         100%               Total............      $ 898.9          100%
                                       ========         ====                                      =======        ======


     As reflected above, as of March 31, 2002, approximately $492.6 million, or 55%, of the specially serviced mortgage loans represent mortgages on hotel properties. Of the hotel loans in special servicing, approximately $245 million of this total is comprised of five borrowing relationships, including the relationship discussed below. These relationships are more fully described in
Note 5 to the Company's Consolidated Financial Statements included in the December 31, 2001 Annual Report on Form 10-K. The hotel properties are geographically diverse, with a mix of hotel property types and franchise affiliations. Of the mortgage loans underlying the Company's CMBS, there are loans representing a total outstanding principal amount of $1.3 billion secured by limited service hotels, of which $291.6 million are in special servicing as of March 31, 2002. Limited service hotels are generally hotels with room-only operations or hotels that offer a bedroom and bathroom for the night, but limited other amenities, and are often in the budget or economy group. Of the mortgage loans underlying the Company's CMBS, there are loans representing a total outstanding principal amount of $1.5 billion secured by full service hotels, of which $201.0 million are in special servicing as of March 31, 2002. Full service hotels are generally mid-price, upscale or luxury hotels with restaurant and lounge facilities and other amenities.

     Also, of the mortgage loans underlying the Company's CMBS as of March 31, 2002, there are loans representing a total outstanding principal amount of $5.7 billion secured by retail properties, of which approximately $269.3 million are in special servicing. The retail loans comprise approximately 30% of the specially serviced loans as of March 31, 2002.

     The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2001 to March 31, 2002:

     Specially Serviced Loans, 12/31/01                                $ 791.7 million
          Transfers in due to monetary default                           172.8 million  (1)
          Transfers in due to covenant default and other                  18.7 million
          Transfers out of special servicing                             (79.0) million
          Loans amortization                                              (5.3) million (2)
                                                                       -----------------
     Specially Serviced Loans, 3/31/02                                  $898.9 million
                                                                       =================


(1) Approximately $113.7 million, or 66%, are loans secured by hotel properties. Included in this total is $98 million resulting from a borrowing relationship comprised of 25 hotel loans spread across three CMBS transactions. In one of these CMBS transactions, which contains 10 loans totaling $38.8 million, the Company holds only a 25% ownership interest in the non-rated class. The 25 loans were transferred into special servicing in January 2002 due to the bankruptcy filing of each special purpose borrowing entity and their parent company in December 2001. The parent company was able to obtain debtor-in-possession financing that is expected to pay post-petition interest on $71 million of these loans through December 2002. The properties underlying the remaining $27 million of loans were deemed by the borrower to be highly leveraged, and therefore, not able to support additional debt. Interest will not be paid current on these loans.
(2) Represents the reduction of the scheduled principal balances due to advances made by the master servicers.

     For all of its existing and recent transfers to special servicing, including this large borrower relationship, CMSLP is pursuing remedies available to it in order to maximize the recovery of the outstanding debt.

Appraisal Reductions and Losses on CMBS

     The effect of an appraisal reduction generally is that the servicer stops advancing interest payments on the amount by which the aggregate of debt, advances and other expenses exceeds 90% (in most cases) of the appraisal amount, thus reducing the cash flows to CRIIMI MAE as the holder of the first loss unrated or lowest rated bonds, as if such appraisal reduction was a realized loss. As an example, assuming a weighted average coupon of 6%, a $1 million appraisal reduction would reduce net cash flows to the Company by $60,000 on an annual basis. An appraisal reduction may result in a higher or lower realized loss based on the ultimate disposition or work-out of the mortgage loan. Appraisal reductions for the CMBS transactions in which the Company retains an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

                                                            CBO-1          CBO-2         Nomura             Total
                                                           -------        -------        ------            -------
Year 2000                                                $ 1,872,000    $18,871,000     $      --         $20,743,000
Year 2001                                                 15,599,000     31,962,000       874,000          48,435,000
January 1, 2002 through March 31, 2002                    12,339,000      3,268,000      (874,000)         14,733,000
                                                         -----------    -----------     ---------         -----------
Cumulative Appraisal Reductions through March 31, 2002   $29,810,000    $54,101,000     $      --         $83,911,000
                                                         ===========    ===========     =========         ===========

     * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, where CMSLP obtains a third party appraisal, it calculates one.

     The Company's unrated bonds/issuer's equity from CBO-1, CBO-2 and Nomura are expected to experience principal write-downs. The following tables summarize the actual realized losses on CMBS through March 31, 2002 and the expected future losses through the life of the CMBS:

                                                             CBO 1          CBO 2        Nomura          Total
                                                             -----          -----        ------          -----
Year 1999 actual realized losses                          $   738,000   $        --   $       --      $   738,000
Year 2000 actual realized losses                            3,201,000     1,087,000           --        4,288,000
Year 2001 actual realized losses                              545,000     8,397,000      238,000        9,180,000
                                                          -----------  ------------   ----------     ------------
Cumulative actual realized losses through the year 2001     4,484,000     9,484,000      238,000       14,206,000
Actual realized losses, January 1 through March 31, 2002    1,664,000     7,146,000      563,000        9,373,000
                                                          -----------  ------------   ----------     ------------
Cumulative actual realized losses through March 31, 2002  $ 6,148,000   $16,630,000   $  801,000      $23,579,000
                                                          ===========  ============   ==========     ============

Cumulative actual and expected loss estimates through
  the year 2002                                          $ 34,362,000  $ 41,399,000  $ 1,270,000     $ 77,031,000
Expected loss estimates for the year 2003                  18,058,000    51,619,000    1,077,000       70,754,000
Expected loss estimates for the years 2004-2006            27,676,000    94,095,000   12,896,000      134,667,000
Expected loss estimates for the years 2007-2009             5,606,000    15,508,000    7,028,000       28,142,000
Expected loss estimates for the remaining life of
 investment (for the years 2010-2027)                       7,386,000    12,794,000    3,904,000       24,084,000
                                                          -----------  ------------   ----------     ------------
Cumulative actual and expected loss estimates through
 life of  CMBS                                           $ 93,088,000  $215,415,000  $26,175,000     $334,678,000
                                                         ============  ============  ===========     ============


     The Company's revised overall cumulative actual and expected loss estimate of $335 million through the life of its CMBS portfolio represents the Company's estimate of total principal write-downs to its CMBS due to realized losses related to underlying mortgage loans and is included in the calculation of the current weighted average anticipated yield to maturity, as discussed below. There can be no assurance that this revised estimate of expected losses will not be exceeded as a result of additional or continuing adverse events or circumstances, such as a continuing economic slowdown and recession.

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


(1) Represents the anticipated weighted average yield over the expected average life of the Company's CMBS portfolio as of January 1, 2001 and 2002 based on management's estimate of the timing and amount of future credit losses.

(2) As of December 31, 2000, the Company revised its overall expected loss estimate related to its CMBS portfolio to $298 million which resulted in non-cash impairment recognition of $143.5 million related to the CMBS. As a result of recognizing impairment, the Company revised its anticipated yields as of January 1, 2001, which were used to recognize interest income beginning January 1, 2001. These anticipated revised yields took into account the lower cost basis as of December 31, 2000, and contemplated larger than previously anticipated losses and those losses occurring sooner than previously anticipated.

(3) During the year ended December 31, 2001, the Company again revised its overall expected loss estimate related to its CMBS portfolio to $335 million which resulted in non-cash impairment recognition to certain of the CMBS. As a result of this change in expected future cash flows and the recognition of impairment, the Company revised its anticipated yields as of January 1, 2002, which are being used to recognize interest income beginning January 1, 2002. These anticipated revised yields take into account the lower cost basis on the impaired CMBS as of December 31, 2001, and contemplate larger than previously anticipated losses and those losses generally occurring sooner than previously anticipated.

(4) The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in GAAP income recognition which is greater than or less than cash received. For the three months ended March 31, 2002 and 2001, the amount of income recognized in excess of cash received on all of the Subordinated CMBS owned by the Company due to the effective interest rate method was approximately $2.7 million and $2.4 million, respectively.

5.       INSURED MORTGAGE SECURITIES

CRIIMI MAE owns the following mortgages directly or indirectly through wholly owned subsidiaries:

                                                                     As of March 31, 2002
                                                                     --------------------
                                                                                          Weighted
                                           Number of                                       Average
                                            Mortgage                                      Effective      Weighted Average
                                           Securities   Fair Value     Amortized Cost   Interest Rate    Remaining Term
                                          ------------ --------------  ---------------  -------------   -----------------
CRIIMI MAE                                      1        $ 5,263,588      $ 5,364,436      8.00%          32 years
CRIIMI MAE Financial Corporation               28        103,542,116      105,119,139      8.41%          26 years
CRIIMI MAE Financial Corporation II            38        167,485,992      172,091,509      7.20%          24 years
CRIIMI MAE Financial Corporation III           19         48,856,223       49,595,246      7.97%          28 years
                                               --      -------------     ------------      -----          --------
                                               86 (1)   $325,147,919     $332,170,330      7.70% (2)      26 years (2)
                                               ==       ============     ============      =====          ========


                                                                     As of December 31, 2001
                                                                     -----------------------
                                                                                            Weighted
                                            Number of                                       Average
                                             Mortgage                                      Effective       Weighted Aveage
                                            Securities    Fair Value    Amortized Cost   Interest Rate     Remaining Term
                                          ------------   -------------- ---------------- --------------   ----------------
CRIIMI MAE                                      1          $ 5,254,885      $ 5,372,303      8.00%         33 years
CRIIMI MAE Financial Corporation               30          106,445,595      107,546,937      8.44%         27 years
CRIIMI MAE Financial Corporation II            42          182,696,905      188,339,465      7.19%         25 years
CRIIMI MAE Financial Corporation III           19           48,693,918       49,724,286      7.97%         28 years
                                               --        -------------     ------------      -----         --------
                                               92         $343,091,303     $350,982,991      7.70% (2)     26 years (2)
                                               ==         ============     ============      =====         ========


(1) During the three months ended March 31, 2002, there were six prepayments of mortgage loans underlying mortgage securities held by CRIIMI MAE's financing subsidiaries referenced above. These prepayments generated net proceeds of approximately $17.8 million and resulted in a net financial statement loss of approximately $(110,000), which is included in net (losses) gains on mortgage security dispositions in the accompanying consolidated statement of income for the three months ended March 31, 2002.

(2) Weighted averages were computed using total face value of the mortgage securities.

6.       OBLIGATIONS UNDER FINANCING FACILITIES

     The following table summarizes CRIIMI MAE's debt outstanding as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002.

                                            As of and for the three months ended March 31, 2002
                                       -------------------------------------------------------------
                                                            Effective                     Average
                                                             Rate at      Average         Effective     December 31, 2001
                                        Ending Balance     Quarter End    Balance           Rate         Ending Balance
                                        --------------     -----------    --------        ---------     -----------------
Variable-rate secured borrowing (1)       $236,134,966         6.6%     $239,706,961          6.6%       $244,194,590
Series A senior secured notes (2)           98,006,939        12.2%       98,726,320         12.0%         99,505,457
Series B senior secured notes (3)           63,937,383        21.1%       63,937,383         21.1%         63,937,383
Securitized mortgage obligations:
    CMBS (4)                               283,665,570         9.1%      283,356,520          9.0%        283,047,470
    Freddie Mac funding note (5)           164,649,415         7.6%      172,470,255          8.7%        180,291,091
    Fannie Mae funding note (6)             47,954,937         7.4%       48,008,670          7.5%         48,062,403
    CMO (7)                                 96,249,694         7.5%       97,227,180          7.6%         98,204,667
Mortgage payable (8)                         7,134,340        12.0%        7,119,344         12.0%          7,109,252
                                          ------------                --------------                   --------------
Total Debt                                $997,733,244         9.1%   $1,010,552,633          9.2%     $1,024,352,313
                                          ============                ==============                   ==============


(1) The effective interest rate at March 31, 2002 and during the period reflects the accrual of estimated extension fees that are expected to be payable in the future. During the three months ended March 31, 2002 and 2001, the Company recognized interest expense of $842,632 and $-0- related to the expected extension fees.

(2) The effective interest rate at March 31, 2002 and during the period reflects the accrual of estimated extension fees that are expected to be payable in the future. During the three months ended March 31, 2002 and 2001, the Company recognized interest expense of $64,560 and $-0- related to the expected extension fees.

(3) The effective interest rate at March 31, 2002 and during the period reflects the accrual of estimated extension fees that are expected to be payable in the future. During the three months ended March 31, 2002 and 2001, the Company recognized interest expense of $168,263 and $-0- related to the expected extension fees.

(4) As of March 31, 2002 and December 31, 2001, the face amount of the debt was $328,446,000 and $328,446,000, respectively, with unamortized discount of $44,780,430 and $45,398,530, respectively. During the three months ended March 31, 2002 and 2001, discount amortization of $618,100 and $616,252, respectively, was recorded as interest expense.

(5) As of March 31, 2002 and December 31, 2001, the face amount of the note was $169,526,114 and $185,616,298, respectively, with unamortized discount of $4,876,699 and $5,325,207, respectively. During the three months ended March 31, 2002 and 2001, discount amortization of $448,508 and $150,734, respectively, was recorded as interest expense.

(6) As of March 31, 2002 and December 31, 2001, the face amount of the note was $49,054,517 and $49,182,632, respectively, with unamortized discount of $1,099,580 and $1,120,229, respectively. During the three months ended March 31, 2002 and 2001, discount amortization of $20,649 and $52,465, respectively, was recorded as interest expense.

(7) As of March 31, 2002 and December 31, 2001, the face amount of the note was $98,697,373 and $100,727,532, respectively, with unamortized discount of $2,447,679 and $2,522,865, respectively. During the three months ended March 31, 2002 and 2001, discount amortization of $75,186 and $61,799, respectively, was recorded as interest expense.

(8) As of March 31, 2002 and December 31, 2001, the unpaid principal balance of this mortgage payable was $8,797,669 and $8,824,288, respectively, and the unamortized discount was $1,663,329 and $1,715,036, respectively. The coupon rate on the mortgage debt is 7.34%. The effective interest rate on the debt is 12.00% as a result of the discount amortization. The discount is being amortized to interest expense through maturity in 2008. During the three months ended March 31, 2002 and 2001, discount amortization of $51,707 and $-0-, respectively, was recorded as interest expense.

Information Regarding Certain Terms and Restrictions Pertaining to New Debt

     Substantially all cash flows relating to the Company's existing assets are, and are currently expected to be, used to satisfy principal, interest and fee obligations under the New Debt. The New Debt is secured by substantially all of the Company's assets. There are restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds in connection with the New Debt. The terms of the New Debt significantly restrict the amount of cash dividends that can be paid to shareholders. One such restriction provides that any cash dividends required to maintain REIT status (assuming the Company has the cash to make such distributions and that it is permitted to make such distributions under the terms of the New Debt) would be paid first to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. Another such restriction provides that if realized losses (as defined in the New Debt documents, and including appraisal reduction amounts on properties underlying the CMBS collateral) on CMBS exceed certain thresholds, then the Company is prohibited from paying cash dividends to its shareholders, except as required to maintain REIT status, with any such cash dividends to be paid in accordance with the terms set forth in the preceding sentence. As of March 31, 2002, the Company had exceeded the loss threshold amounts under the applicable operative documents evidencing the New Debt. Reference is made to the New Debt operative documents filed as exhibits to a Current Report on Form 8-K in June 2001 for a more detailed description of the New Debt including payment terms, restrictions including restrictive covenants, events of default, and collateral.

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

Other Debt Related Information

     Fluctuations in interest rates will continue to impact the value of CRIIMI MAE's mortgage assets and could impact the net interest margin through increased cost of funds on the variable-rate debt in place. CRIIMI MAE has interest rate cap agreements in order to partially limit the adverse effects of rising interest rates on the Company's variable rate debt. When the cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any variable-rate borrowings unless the caps are replaced at equivalent rates or other steps are taken to mitigate this risk. Furthermore, CRIIMI MAE has interest rate risk to the extent that the LIBOR interest rate increases between the current rate and the cap rate. See Note 7 for further discussion of interest rate caps.

     For the three months ended March 31, 2002, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts, deferred financing fees and extension fees of approximately $2.5 million, was approximately 9.2%. As of March 31, 2002, CRIIMI MAE's debt-to-equity ratio was approximately 4.2 to 1 and CRIIMI MAE's non-match-funded debt-to-equity ratio was approximately 1.7 to 1.

     The following table lists the fair market value of the collateral related to the Company's Securitized Mortgage Obligations:

                                                 Collateral Fair Value ($ in millions)as of
       Securitized Mortgage Obligations          March 31, 2002           December 31, 2001
       --------------------------------          --------------           -----------------
       CMBS                                           $ 300                     $ 296
       Freddie Mac Funding Note                         167                       183
       Fannie Mae Funding Note                           49                        49
       CMO                                              104                       106


7.       INTEREST RATE PROTECTION AGREEMENTS

     As of March 31, 2002, CRIIMI MAE has entered into an interest rate protection agreement to partially limit the adverse effects of potential rising interest rates on its Variable-Rate Secured Borrowing. Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. At March 31, 2002, CRIIMI MAE held one cap with a notional amount of $183.5 million, which hedged approximately 78% of the Company's variable-rate debt. In April 2002, CRIIMI MAE entered into another interest rate protection agreement. This interest rate protection agreement, which was effective on May 1, 2002, is for a notional amount of $175.0 million, caps LIBOR at 3.25%, and matures on November 3, 2003. The cap was purchased for approximately $1.6 million.

Notional Amount           Effective Date        Maturity Date          Cap            Index
---------------           --------------        --------------         ----           -----
$   183,500,000 (1)       April 2, 2001         April 2, 2003          5.25% (2)      1 month LIBOR



(1) CRIIMI MAE's designated interest rate protection agreement hedges CRIIMI MAE's variable-rate borrowing costs.
(2)      The one month LIBOR rate was 1.88% at March 31, 2002.


8.       SALE OF CMBS MASTER AND DIRECT SERVICING RIGHTS

     In February 2002, CMSLP sold all of its rights and obligations under its CMBS master and primary servicing contracts because the contracts were not profitable, given the relatively small volume of master and primary CMBS servicing that CMSLP was performing. In connection with this restructuring, 34 employees were terminated. CMSLP received approximately $11.3 million in cash, which included reimbursement of servicing advances. The servicing rights sale is expected to result in a gain on sale of approximately $4.3 million, subject to adjustment for certain post-closing contingencies, in the second quarter of 2002. GAAP requires the gain to be deferred until the second quarter due to the contingencies related to the sale. At March 31, 2002, the deferred gain is included in Servicing Liabilities on the balance sheet. In addition, CMSLP may receive up to an additional $0.9 million from the sale in the third quarter of 2002, which would be reflected as an additional gain on sale, following the completion of a post-closing contingency period. The Company expects to incur approximately $1.1 million in income taxes during 2002 related to the gain on the sale of the servicing rights.

     As a result of this servicing sale, CMSLP recorded a restructuring expense of $437,723 in the fourth quarter of 2001. As of December 31, 2001, the remaining accrual balance was $295,339. During the three months ended March 31, 2002, approximately $115,942 in severance costs and $25,093 in other costs were paid. The remaining $154,304 of the restructuring accrual is included in Servicing Liabilities at March 31, 2002.

9.     DIFFERENCES BETWEEN FINANCIAL STATEMENT NET INCOME (LOSS)AND TAXABLE LOSS

     The differences between financial statement (GAAP) net income (loss) and taxable income (loss) are generally attributable to differing treatment of unrealized/realized gains and losses associated with certain assets; the bases, income, impairment, and/or credit loss recognition related to certain assets; and amortization of various costs. The distinction between GAAP net income
(loss) and taxable income (loss) is important to the Company's shareholders because dividends or distributions are declared and paid on the basis of taxable income or taxable loss. The Company does not pay Federal income taxes as long as it satisfies the requirements for exemption from taxation pursuant to the REIT requirements of the Tax Code. The Company calculates its taxable income or taxable loss, as if the Company were a regular domestic corporation. This taxable income or taxable loss level determines the amount of dividends, if any, the Company is required to distribute over time in order to eliminate its tax liability.

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

     A summary of the Company's year-to-date 2002 net operating loss as of March 31, 2002 is as follows:

                                                                                                   (in millions)
                                                                                                    -----------
January 2000 Loss                                                                                     $(478.2)
LESS:   Amounts recognized in 2001 and 2000                                                             239.1
LESS:   Amounts recognized during the three months ended March 31, 2002                                  29.9
                                                                                                      -------
Balance remaining of January 2000 Loss to be recognized in future periods                             $(209.2)
                                                                                                      =======

Taxable income for the three months ended March 31, 2002 before recognition                           $   7.9
   of January 2000 Loss
LESS:   January 2000 Loss recognized during the three months ended March 31, 2002                       (29.9)
                                                                                                      --------
Net Operating Loss for the three months ended March 31, 2002                                          $ (22.0)
                                                                                                      ========

Accumulated Net Operating Loss through December 31, 2001                                             $ (146.5)
Net Operating Loss created during the three months ended March 31, 2002                                 (22.0)
Net Operating Loss utilization                                                                              -
                                                                                                     --------
Net Operating Loss carried forward for use in future periods                                         $ (168.5)
                                                                                                     ========

10.      COMMON STOCK

     On October 17, 2001, the Company implemented a one-for-ten reverse stock split designed, in part, to satisfy the New York Stock Exchange ("NYSE") market price listing requirement. There can be no assurance that such market price listing requirement or that all other NYSE requirements will continue to be met. All share and per share information in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the reverse stock split. Share information adjustments include, without limitation, adjustments to the number of common shares issued and outstanding, issued as dividends on and upon conversion of shares of preferred stock and issuable under outstanding options. CRIIMI MAE had 300,000,000 authorized shares and 12,969,841 and 12,937,341 issued and outstanding shares of $0.01 par value common stock as of March 31, 2002 and December 31, 2001, respectively.

     As discussed in Note 6, the terms of the New Debt significantly restrict the amount of cash dividends that can be paid to shareholders. Presently, cash distributions may only be paid if required to maintain REIT status, with such payments being made first, and possibly solely, to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock. Preferred stock dividends for the fourth quarter of 2001 and the first quarter of 2002 were paid in shares of common stock in April 2002 except for dividends on the Company's Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock"), which were paid in cash in conjunction with the redemption of the Series E Preferred Stock as discussed in Note 11. The following table summarizes the common stock activity through April 15, 2002:

                                                                      Common Shares      Balance of Common
         Date                           Description                       Issued         Shares Outstanding
------------------------  -----------------------------------------  -----------------   -------------------
       12/31/01           Beginning balance                                                   12,937,341
       01/02/02           Restricted stock issued                             32,500
------------------------------------------------------------------------------------------------------------
       03/31/02           Balance                                                             12,969,841
------------------------------------------------------------------------------------------------------------
       04/15/02           Dividends to Series B Preferred Stock              607,938
       04/15/02           Dividends to Series F Preferred Stock               97,824
       04/15/02           Dividends to Series G Preferred Stock              260,565
------------------------------------------------------------------------------------------------------------
       04/15/02           Balance                                                             13,936,168
------------------------------------------------------------------------------------------------------------


Shareholder Rights Plan

     On January 23, 2002, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") to preserve the Company's net operating losses for tax purposes. As discussed in Note 1, the Company's future use of its NOLs could be substantially limited in the event of an "ownership change" within the meaning of Section 382 of the Tax Code. The Rights Plan is designed to deter an "ownership change" within the meaning of Section 382 of the Tax Code by discouraging any person or group from acquiring five percent or more of the Company's outstanding common shares.

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

     The Company generally will be entitled to redeem the rights at $0.001 per right. The rights will expire 10 years after the date of issuance. However, the Board of Directors may amend the Rights Plan to provide that the rights will expire at an earlier date. The Rights Plan was filed with the SEC as an exhibit to a Current Report on Form 8-K on January 25, 2002.

11.      PREFERRED STOCK

     As of March 31, 2002 and December 31, 2001, 75,000,000 shares of preferred stock were authorized. As of March 31, 2002 and December 31, 2001, 3,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), 1,610,000 shares were designated as Series F Redeemable Cumulative Dividend Preferred Stock ("Series F Preferred Stock"), and 3,760,000 shares were designated as Series G Redeemable Cumulative Dividend Preferred Stock ("Series G Preferred Stock"). In addition, 203,000 shares were designated as Series E Preferred Stock as of December 31, 2001.

     On December 3, 2001, the Company's Board of Directors decided to defer the payment of dividends on CRIIMI MAE's Series B Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, and Series G Preferred Stock for the fourth quarter of 2001. In connection with the redemption of the Series E Preferred Stock on March 21, 2002, the Board contemporaneously declared dividends on shares of Series B Preferred Stock, Series F Preferred

Stock and Series G Preferred Stock for the fourth quarter of 2001 and the first quarter of 2002, which dividends were payable in shares of common stock. Such preferred stock dividends payable in shares of the Company's common stock were paid on April 15, 2002 to holders of record on April 1, 2002.

Series B Cumulative Convertible Preferred Stock

     As of March 31, 2002 and December 31, 2001, there were 1,593,982 shares of Series B Preferred Stock issued and outstanding. The following table summarizes the dividend payment activity for 2002 for the Series B Preferred Stock:

                                                                                               Number of
                                                                           Time Period for    Shares of
                                         Dividends per       Amount of     which dividends   Common Stock
    Declaration Date    Payment Date     Series B Share      Dividends       are accrued        Issued
    -------------------------------------------------------------------------------------------------------
     March 21, 2002    April 15, 2002     $  1.36          $ 2,167,816    10/1/01-3/31/02     607,938     (a)


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

     As of March 31, 2002, each share of Series B Preferred Stock was convertible into 0.4668 shares of common stock. As of April 15, 2002 following the payment of dividends to the holders of other series of preferred stock in shares of common stock, the conversion price was adjusted such that each share of Series B Preferred Stock was convertible into 0.4797 shares of common stock.

Series E Cumulative Convertible Preferred Stock

     On March 21, 2002, the Company redeemed all 173,000 outstanding shares of its Series E Preferred Stock at the stated redemption price of $106 per share in cash plus accrued and unpaid dividends through and including the date of redemption. The total redemption price was $18,734,107 ($396,107 of which represented accrued and unpaid dividends for the period October 1, 2001 through March 21, 2002). The $1,038,000 difference between the aggregate liquidation value and the redemption price is reflected as a dividend on preferred stock in the first quarter of 2002. The Series E Preferred Stock was held by the Company's principal creditor. As of March 31, 2002 and December 31, 2001, there were -0- and 173,000 shares, respectively, of Series E Preferred Stock issued and outstanding.

Series F Redeemable Cumulative Dividend Preferred Stock

     As of March 31, 2002 and December 31, 2001, there were 586,354 shares of Series F Preferred Stock issued and outstanding. The following table summarizes the dividend payment activity for 2002 for the Series F Preferred Stock:

                                                                      Time period for        Number of
                                      Dividends per    Amount of      which dividends    Shares of Common
 Declaration Date    Payment Date     Series F Share   Dividends        are accrued        Stock Issued
---------------------------------------------------------------------------------------------------------------
  March 21, 2002    April 15, 2002        $    0.60      $  351,812   10/1/01-3/31/02         97,824       (a)


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

Series G Redeemable Cumulative Dividend Preferred Stock

     As of March 31, 2002 and December 31, 2001, there were 1,244,656 shares of Series G Preferred Stock issued and outstanding. The following table summarizes the dividend payment activity for 2002 for the Series G Preferred Stock:

                                                                      Time period for    Number of Shares
                                       Dividends per     Amount of    which dividends    of Common Stock
   Declaration Date    Payment Date   Series G Share     Dividends      are accrued          Issued
   ------------------------------------------------------------------------------------------------------------
    March 21, 2002    April 15, 2002         $   0.75    $ 933,492    10/1/01-3/31/02        260,565       (a)


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

12.      EARNINGS PER SHARE

     The following table reconciles basic and diluted EPS for the three months ended March 31, 2002 and 2001. The 2001 per share amounts have been adjusted to reflect the one-for-ten reverse stock split effected on October 17, 2001.

                                      For the three months ended March 31, 2002         For the three months ended March 31, 2001
                                                                        Per Share                                       Per Share
                                      Income          Shares (2)         Amount           Income          Shares          Amount
                                  ---------------   ---------------   --------------  --------------- --------------- -------------
Net income before cumulative effect
  of changes in accounting principles  $2,938,521        13,055,303           $0.23       $4,170,040       7,533,318        $0.55
Cumulative effect of change in
  accounting principle related
  to SFAS 142                          (9,766,502)       13,055,303           (0.75)              --              --           --
Cumulative effect of change in
  accounting principle related
  to servicing fee revenue                     --                --              --        1,995,262       7,533,318         0.27
Cumulative effect of change in
  accounting principle related
  to SFAS 133                                  --                --              --         (135,142)      7,533,318        (0.02)
                                  ---------------   ---------------   -------------   --------------    ------------      -------
Basic (loss) income per share:
-----------------------------
(Loss) income to common
  shareholders                         (6,827,981)       13,055,303           (0.52)        6,030,160      7,533,318         0.80

Dilutive effect of securities:
   Stock options                               --                --              --                --             --           --
   Convertible preferred stock                 --                --              --           372,875      2,397,751        (0.16)
                                  ---------------   ---------------   -------------    --------------   ------------       ------
Diluted (loss) income per share (1):
-----------------------------------
(Loss) income to common shareholders
   and assumed conversions            $(6,827,981)       13,055,303          $(0.52)       $6,403,035      9,931,069        $0.64
                                  ===============   ===============   =============   ===============   ============       ======

---------------------------
(1) The common stock equivalents for the Preferred Stock are not included in the calculation of diluted EPS for the three months ended March 31, 2002 because the effect would be anti-dilutive.
(2) Includes the weighted average number of common shares payable or paid to preferred stockholders related to dividends as of the respective dividend declaration dates.

13.      TRANSACTIONS WITH RELATED PARTIES

     Below is a summary of the related party transactions which occurred during the three months ended March 31, 2002 and 2001.

                                                      For the three months ended March 31,
                                                           2002                  2001
                                                           ----                  ----
Amounts received or accrued from related parties:

AIM Funds
---------
  Income(1)                                             $  146,449            $  160,297
  Return of capital(2)                                     845,102             1,040,779
                                                        ----------            -----------
    Total                                               $  991,551            $1,201,076
                                                        ==========            ==========

AIM Acquisition Limited Partnership (1)                 $   60,976            $   75,957
                                                        ==========            ==========

Expense reimbursements from:
---------------------------
  AIM Funds (3)                                         $   51,497           $   34,576
  CMSLP (3)(5)                                                   -              128,428
                                                        ----------           ----------
    Total                                               $   51,497           $  163,004
                                                        ==========           ==========

Expense reimbursement (to) from CRI:
-----------------------------------
  Expense reimbursement to CRI (3) (4)                  $  (43,458)          $  (52,819)
  Expense reimbursement from CRI (3)                        22,899                9,355
                                                        ----------           ----------
Net expense reimbursement                               $  (20,559)          $  (43,464)
                                                        ==========           ==========

(1) Included as equity in earnings from investments on the accompanying consolidated statements of income.
(2) Included as a reduction of equity investments on the accompanying consolidated balance sheets.
(3) Included in general and administrative expenses on the accompanying consolidated statements of income.
(4) Pursuant to an agreement between CRIIMI MAE and CRI (the "CRI Administrative Services Agreement"), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI MAE's business. CRIIMI MAE uses the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by CRIIMI MAE Management or provided by another service provider. The CRI Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE.
(5) Includes payroll reimbursement for services provided by CRIIMI MAE Management employees to CMSLP through June 30, 2001. Since CMSLP has been accounted for on a consolidated basis since July 1, 2001, there are no related party transactions with CMSLP after that date.

14.      LITIGATION

     The Company emerged from Chapter 11 bankruptcy reorganization on April 17, 2001, at which date all material litigation matters relating to the Company's Chapter 11 filing had been settled or resolved except for the First Union litigation, which was settled in March 2002, as discussed below.

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

     On the Settlement Effective Date, a previously issued Series A Senior Secured Note having a December 31, 2001 face amount of approximately $7.5 million and previously issued Series B Senior Secured Notes having a December 31, 2001 aggregate face amount of approximately $4.8 million (collectively, the "Notes") were released from escrow to First Union. On the Settlement Effective Date, First Union sold the Notes to ORIX Capital Markets, LLC. The proceeds from the sale of the Notes, combined with the escrowed cash, resulted in total proceeds of approximately $18.8 million. CRIIMI MAE retained the approximate $238,000 of cash in excess of the First Union claim amount of $18.6 million. In addition, approximately $22.9 million of the Company's restricted cash became unrestricted under the terms of the Settlement Agreement.

     Reference is made to the Settlement Agreement, previously filed with the Bankruptcy Court (and with the SEC as an exhibit to a Current Report on Form 8-K filed on February 13, 2002), for a more detailed description of the terms and conditions of the Settlement Agreement.

15.      SEGMENT REPORTING

     Management assesses Company performance and allocates capital principally on the basis of two lines of business: portfolio investment and mortgage servicing. These two lines of business are managed separately as they provide different sources and types of revenues for the Company.

     Portfolio investment primarily includes (i) managing its Subordinated CMBS,
(ii) managing its investments in government insured securities and entities that own government insured securities and (iii) securities trading activities. The Company's income is primarily generated from these assets.

     Mortgage servicing, which consists of all the operations of CMSLP, primarily includes performing servicing functions with respect to the mortgage loans underlying the Company's Subordinated CMBS. CMSLP performs a variety of servicing including special servicing and loan management. For these services, CMSLP earns a servicing fee which is calculated as a percentage of the principal amount of the servicing portfolio typically paid when the related service is rendered. These services may include either routine monthly services, non-monthly periodic services or event-triggered services. In acting as a servicer, CMSLP also earns interest income on the investment of escrows held on behalf of borrowers and other income which includes, among other things, assumption fees and modification fees. Through June 30, 2001, CMSLP was an unconsolidated affiliate of CRIIMI MAE. Therefore, up through June 30, 2001, the results of its operations were reported in the Company's income statement in equity in earnings (losses) from investments. Beginning in the third quarter of 2001, CMSLP's results were consolidated into CRIIMI MAE's consolidated financial statements as a result of a change in the ownership of CMSLP. Overhead expenses, such as administrative expenses, are allocated either directly to each business line or through estimates based on factors such as number of personnel or square footage of office space. As discussed in Note 8, CMSLP sold all of its rights and obligations under its CMBS master and primary servicing contracts in February 2002.

     The following tables detail the Company's financial performance by these two primary lines of business for the three months ended March 31, 2002 and 2001. The basis of accounting used in the tables is GAAP.


                                                        As of and for the three months ended March 31, 2002
                                         ----------------------------------------------------------------------------------
                                                                                  Elimination of
                                             Portfolio           Mortgage          Intercompany
                                             Investment          Servicing         Transactions          Consolidated
                                         ------------------- ------------------ -------------------- ----------------------
Interest income                               $  32,031,879           $      -            $       -          $  32,031,879
Interest expense                                (23,306,215)                 -                    -            (23,306,215)
                                         ------------------- ------------------ -------------------- ----------------------
   Net interest margin                            8,725,664                  -                    -              8,725,664
                                         ------------------- ------------------ -------------------- ----------------------
General and administrative expenses              (3,269,940)                 -               67,326             (3,202,614)
Depreciation and amortization                      (278,602)                 -                    -               (278,602)
Equity in earnings (losses) from
  investments                                       114,304                  -                    -                114,304
Other, net                                          750,396                  -                    -                750,396
Servicing income                                          -          2,962,118             (198,582)             2,763,536
Servicing general and administrative
  expenses                                                -         (2,622,350)             131,256             (2,491,094)
Servicing amortization, depreciation
  and impairment                                          -           (507,879)                   -               (507,879)
                                         ------------------- ------------------ -------------------- ----------------------
                                                 (2,683,842)          (168,111)                   -             (2,851,953)
                                         ------------------- ------------------ -------------------- ----------------------
Net income (loss) before changes in
  accounting principles                       $   6,041,822       $   (168,111)           $       -         $    5,873,711
                                         =================== ================== ==================== ======================

  Total assets                               $1,239,647,801       $ 26,427,633            $       -         $1,266,075,434
                                         =================== ================== ==================== ======================


                                                        As of and for the three months ended March 31, 2001
                                         ----------------------------------------------------------------------------------
                                             Portfolio           Mortgage
                                             Investment          Servicing        Elimination (1)        Consolidated
                                         ------------------- ------------------ -------------------- ----------------------
Interest income                               $  33,811,044       $          -            $       -          $  33,811,044
Interest expense                                (23,834,031)                 -                    -            (23,834,031)
                                         ------------------- ------------------ -------------------- ----------------------
   Net interest margin                            9,977,013                  -                    -              9,977,013
                                         ------------------- ------------------ -------------------- ----------------------

General and administrative expenses              (2,373,132)                 -                    -             (2,373,132)
Depreciation and amortization                    (1,051,486)                 -                    -             (1,051,486)
Equity in earnings (losses) from
  investments                                       143,210                  -             (737,008)              (593,798)
Other, net                                          774,385                  -                    -                774,385
Reorganization items                               (420,217)                                                      (420,217)
Servicing income                                          -          2,884,559           (2,884,559)                     -
Servicing general and administrative
  expenses                                                -         (3,270,151)           3,270,151                      -
Servicing amortization, depreciation
  and impairment                                          -           (367,254)             367,254                      -
                                         ------------------- ------------------ -------------------- ----------------------
                                                 (2,927,240)          (752,846)              15,838             (3,664,248)
                                         ------------------- ------------------ -------------------- ----------------------
Net income (loss) before changes in
  accounting principles                       $   7,049,773       $   (752,846)         $    15,838         $    6,312,765
                                         =================== ================== ==================== ======================

  Total assets                               $1,554,314,937       $ 25,297,481        $  (3,808,209)        $1,575,804,209
                                         =================== ================== ==================== ======================

----------------------------------------
(1) The Company performs the mortgage servicing function through CMSLP which, through June 30, 2001, was accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it was accounted for in the Company's consolidated financial statements. Beginning in the third quarter of 2001, CMSLP's results were consolidated into CRIIMI MAE Inc.'s consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risk factors contained below and in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including its Annual Report on Form 10-K for the year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

All information set forth in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect a one-for-ten reverse stock split effected on October 17, 2001.

General

     CRIIMI MAE Inc. (together with its consolidated subsidiaries, unless the context otherwise indicates, "CRIIMI MAE" or the "Company") is a commercial mortgage company structured as a self-administered real estate investment trust ("REIT"). On April 17, 2001, the Company and certain of its subsidiaries emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Effective Date").

     The Company's current primary activities include the ownership and management, in large part through the Company's servicing subsidiary, CRIIMI MAE Services Limited Partnership ("CMSLP"), of a significant portfolio of mortgage-related assets. Prior to the Chapter 11 filing, CRIIMI MAE's primary activities included (a) acquiring non-investment grade securities (rated below BBB- or unrated) backed by pools of commercial mortgage loans on multifamily, retail and other commercial real estate ("Subordinated CMBS"), (b) originating and underwriting commercial mortgage loans, (c) securitizing pools of commercial mortgage loans and resecuritizing pools of Subordinated CMBS, and (d) primarily through CMSLP, performing servicing functions principally with respect to the mortgage loans underlying the Company's Subordinated CMBS.

     Virtually all of the Company's cash flows relating to existing assets are, and are currently expected to be, used to satisfy principal, interest and fee obligations under the Company's variable-rate secured financing facility (the "Variable-Rate Secured Borrowing"), Series A Senior Secured Notes, and Series B Senior Secured Notes (collectively, the "New Debt") and to pay general and administrative and other operating expenses of the Company. Therefore, although the Company continues to pay down its debt obligations, the utilization of cash flows for debt service and operating expenses results in virtually no remaining net cash flow available for other activities, to the extent permitted under the operative documents evidencing the new debt incurred upon emergence from Chapter
11. The Company is exploring possible ways of achieving improved financial flexibility and other strategic alternatives to maximize shareholder value; however, there can be no assurance that the Company will be able to achieve these goals.

     On March 21, 2002, the Company redeemed in cash all 173,000 outstanding shares of its Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock") at the stated redemption price of $106 per share plus accrued and unpaid dividends through and including the date of redemption. The total redemption price was approximately $18.7 million (approximately $396,000 of which represented accrued and unpaid dividends). The Series E Preferred Stock was held by the Company's principal creditor (see also "Cash Flow").

     The Company's business is subject to a number of risks and uncertainties including, but not limited to: (1) risks associated with substantial indebtedness or leverage; (2) borrowing risks; (3) the limited protection provided by hedging transactions; (4) inherent risks in owning Subordinated CMBS; (5) the limited liquidity of the Subordinated CMBS market; (6) possible effects of terrorist attacks, an economic slowdown and/or recession on losses and defaults related to the mortgages underlying the Company's CMBS portfolio;
(7) risks related to the New Debt including the ability to meet payment and other obligations thereunder; (8) risks associated with the trader election and limitation or loss of net operating losses for tax purposes; (9) the effect of interest rate compression on the market price of the Company's stock; (10) the effect of the yield curve on borrowing costs; (11) operations adversely affected by factors beyond the Company's control; (12) risk of becoming subject to the requirements of the Investment Company Act of 1940; (13) the effect of phantom (non-cash) income on total income; (14) possible New York Stock Exchange delisting due to failure to maintain certain listing criteria;
(15) competition; (16) taxable mortgage pool risk; and (17) risk of loss of REIT status.

Results of Operations

2002 versus 2001

Financial Statement Net Income

     Financial statement net loss to common shareholders for the three months ended March 31, 2002 was $(6.8) million. Net loss to common shareholders for the three months ended March 31, 2002 includes an approximate $9.8 million non-cash charge related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 and approximately $1.0 million of an additional preferred stock dividend payment in connection with the redemption of Series E Preferred Stock at the stated redemption price. Excluding this change in accounting principle and the additional preferred stock dividend payment related to the redemption of the Series E Preferred Stock, pro forma net income to common shareholders would have been approximately $4.0 million for the three months ended March 31, 2002, representing net earnings from the Company's mortgage assets, as discussed more fully below.

     Financial statement net income available to common shareholders was $6.0 million for the three months ended March 31, 2001. Net income available to common shareholders for the three months ended March 31, 2001 includes $2.0 million of revenue due to the change in accounting for servicing fee revenue and $0.1 million of expense for the adoption of SFAS No. 133. Excluding these changes in accounting principles and the $0.7 million of amortization that was recorded during the three months ended March 31, 2001 on the goodwill written-off in 2002, pro forma net income to common shareholders would have been $4.9 million for the three months ended March 31, 2001.

     Interest Income - Subordinated CMBS

     Income from Subordinated CMBS decreased by approximately $0.8 million, or 3%, to $25.5 million during the three months ended March 31, 2002 as compared to $26.3 million during 2001. This overall decrease in interest income was primarily the result of a 3% reduction in the amortized cost of the Subordinated CMBS from December 31, 2000 to December 31, 2001 primarily as a result of the $34.7 million of non-cash impairment charges that were recognized during 2001 due to changes in the Company's loss estimates related to the Subordinated CMBS. Since the weighted average yield-to-maturity was 12.4% during the three months ended March 31, 2002 and 2001, the reduction in the interest income generally corresponds with the reduction in the amortized cost of the Subordinated CMBS.

     Generally accepted accounting principles ("GAAP") require that interest income earned on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the Subordinated CMBS. Based upon the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the weighted average anticipated unleveraged yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of January 1, 2002 and 2001 was approximately 12.4%. These yields were determined based on the anticipated yield over the expected life of the Subordinated CMBS, which considers, among other things, anticipated losses and any other than temporary impairment. The effective interest method of recognizing interest income on Subordinated CMBS results in income recognition that differs from cash received. For the three months ended March 31, 2002 and 2001, the amount of income recognized in excess of cash received due to the effective interest rate method was approximately $2.7 million and $2.4 million, respectively.

     Interest Income - Insured Mortgage Securities

     Interest income from insured mortgage securities decreased by approximately $1.0 million, or 13%, to $6.5 million for the three months ended March 31, 2002 from $7.5 million for 2001. This decrease was principally due to the prepayment of nine mortgage securities and the assignment to the U.S. Department of Housing and Urban Development of two mortgage securities representing approximately 9% of the total insured mortgage portfolio during the year ended 2001. In addition, there were six prepayments of mortgage securities during the three months ended March 31, 2002, which provided approximately $17.8 million of net proceeds to the Company. These prepayments represented approximately 5% of the total insured mortgage portfolio.

     Interest Expense

     Total interest expense of approximately $23.3 million for the three months ended March 31, 2002 was slightly lower than the interest expense of approximately $23.8 million in 2001. The effect of the Company's lower average debt balance during the first quarter of 2002 ($1.0 billion) compared to 2001 ($1.2 billion) was partially offset by a higher average effective interest rate on the total debt outstanding during the first quarter of 2002 (9.2%) compared to 2001 (7.8%).

     The overall weighted average effective interest rate on the New Debt was 10.2% for the three months ended March 31, 2002; the weighted average coupon rate on the New Debt was 8.0% during the same period. The difference in the New Debt's weighted average effective interest rate and the New Debt's weighted average coupon (pay) rate primarily relates to the amortization of estimated extension fees and the accrued interest related to the 7% per annum, accreting interest on the Series B Senior Secured Notes, both of which are included in the weighted average effective interest rate, but not included in the weighted average coupon (pay) rate. The weighted average effective and coupon interest rates on the recourse debt was 7.5% for the three months ended March 31, 2001.

     General and Administrative Expenses

     General and administrative expenses increased by approximately $0.8 million to $3.2 million during the three months ended March 31, 2002 as compared to $2.4 million in 2001 primarily due to an increase in professional fees related to the First Union litigation (included in reorganization expenses in first quarter of 2001) and certain other legal matters, and higher directors and officers insurance premiums in 2002.

     Depreciation and Amortization

     Depreciation and amortization was approximately $279,000 and $1.1 million during the three months ended March 31, 2002 and 2001, respectively. The decrease is primarily attributable to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") on January 1, 2002. The adoption of SFAS 142 reduced the Company's amortization expense by approximately $0.7 million during the three months ended March 31, 2002 as compared to 2001. See further discussion of SFAS 142 in "Cumulative Effect of Change in Accounting Principle" below.

     Equity in Earnings (Losses) from Investments/CMSLP Operations

     Beginning July 1, 2001, CRIIMI MAE began accounting for CMSLP on a consolidated basis as opposed to accounting for CMSLP using the equity method. This change in accounting method was a result of a reorganization in which the partnership interests of CMSLP are now held by two wholly owned and controlled taxable REIT subsidiaries ("TRSs") of CRIIMI MAE. Prior to July 1, 2001, CRIIMI MAE accounted for CMSLP under the equity method as the Company did not control the voting common stock of the general partner of CMSLP. CMSLP's assets, liabilities, revenues and expenses are labeled as "servicing" on the Company's consolidated financial statements.

     The following information  summarizes the financial statement  presentation
of  the  Company's  Equity  in  Earnings   (Losses)  from  Investments  and  the
consolidated results of operations of CMSLP:

                                                                                    Three months ended March 31,
                      Description                                                        2002               2001
                      -----------                                                  ---------------    ---------------
Equity in Earnings (Losses) from Investments (as presented on income statements):
  The AIM Funds - net equity in income                                              $     114,304      $     143,210
  CMSLP/CMSI - net equity in losses                                                            --           (737,008)
                                                                                   --------------     --------------
Total Equity in Earnings (Losses) from Investments                                  $     114,304 (a)       (593,798) (a)
                                                                                   ==============     ==============


(a) Total Equity in Earnings (Losses) from Investments for the three months ended March 31, 2002 and 2001 include CRIIMI MAE's net equity from the AIM Funds during these periods, and include net equity from CMSLP/CRIIMI MAE Services, Inc. ("CMSI") for the three months ended March 31, 2001 (since CMSLP's operations are consolidated into CRIIMI MAE effective July 1, 2001). On a comparative basis, the net equity from the AIM Funds decreased primarily due to a reduction in the AIM Funds' mortgage assets.

     The net loss from CMSLP of $(235,437) for the three months ended March 31, 2002 (as summarized below) compares to the net equity in losses from CMSLP/CMSI of $(737,008) for the three months ended March 31, 2001. CMSLP's net loss of $(235,437) during the three months ended March 31, 2002 includes amortization, depreciation and impairment of approximately $508,000 as compared to $582,000 in 2001. CMSLP's total revenue decreased by approximately $0.1 million to approximately $2.8 million in 2002 compared to $2.9 million in 2001. General and administrative expenses were $2.5 million and $3.1 million in 2002 and 2001, respectively. The decrease was primarily attributable to the staff reductions that occurred in the fourth quarter of 2001 and the first quarter of 2002 following CMSLP's decision to sell its CMBS master and primary servicing contracts, as discussed below.

                                                               Three months ended March 31,
                      Description                               2002                 2001
                      -----------                       --------------------  ------------------
CMSLP's results of operations (reflected in consolidated
income statements effective July 1, 2001):
  Servicing revenue                                           $   2,763,536           N/A
  Servicing general and administrative expenses                  (2,491,094)          N/A
  Servicing amortization, depreciation and impairment              (507,879)          N/A
                                                         --------------------  ------------------

Net GAAP loss from CMSLP                                      $    (235,437)         $ --
                                                         ====================  ==================


     In February 2002, CMSLP sold all of its rights and obligations under its CMBS master and primary servicing contracts because the contracts were not profitable, given the relatively small volume of master and primary CMBS servicing that CMSLP was performing. In connection with this restructuring, 34 employees were terminated. A restructuring charge of approximately $438,000 was recorded during the fourth quarter of 2001 to account for employee severance costs, noncancellable lease costs, and other costs related to the restructuring. As of March 31, 2002, the balance remaining in the restructuring reserve was approximately $154,000. CMSLP received approximately $11.3 million in cash, which included reimbursement of servicing advances in connection with this sale. This is expected to result in a gain on sale of approximately $4.3 million, subject to adjustment for certain post-closing contingencies, in the second quarter of 2002. GAAP requires the gain to be deferred until the second quarter due to the contingencies related to the sale. As of March 31, 2002, the deferred gain is included in Servicing Liabilities on the balance sheet. In addition, CMSLP may receive up to an additional $0.9 million from the sale in the third quarter of 2002, which would be reflected as an additional gain on sale, following the completion of a post-closing contingency period. The Company expects to incur approximately $1.1 million in income taxes during the 2002 related to the gain on the sale of the servicing rights.

     Other Income

     Other income decreased by approximately $0.7 million or 41% to $0.9 million during the three months ended March 31, 2002 as compared to $1.6 million during 2001. This decrease was primarily attributable to lower interest income due to lower cash balances during the first quarter of 2002 as compared to 2001.

     The Company, through certain of its wholly owned subsidiaries, owns 100% of the partnership interests in a partnership which owns a shopping center in Orlando, Florida ("REO"). The partnership interests were acquired by the Company on October 1, 2001 in exchange for curing a default on the first mortgage loan. During the three months ended March 31, 2002, the Company recognized a net loss of approximately $204,000 from the operations of the REO, which includes approximately $213,000 of interest expense and approximately $44,000 of depreciation expense. The remaining income of approximately $53,000 is included in other income in the consolidated statement of income. The property is projected to have a net loss of approximately $0.9 million in 2002, which will be included in the Company's consolidated statement of income. The Company hopes to reposition and stabilize this asset to increase its value, although there can be no assurance the Company will be able to do so. Currently, the Company expects that it will hold the REO for more than one year.

     Net (Losses) Gains on Mortgage Security Dispositions

     During the three months ended March 31, 2002, net losses on mortgage security dispositions were approximately $(110,000) as a result of six prepayments of mortgage securities, or approximately 5% of the related portfolio. The net losses during 2002 were primarily due to the write-off of unamortized costs associated with the disposed mortgages at the disposition dates. During the three months ended March 31, 2001, net gains on mortgage security dispositions were approximately $10,000, which was the result of one prepayment. For any period, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period.

     Hedging Loss and Cumulative Effect of Adoption of SFAS 133

     During the three months ended March 31, 2002, the Company recognized a mark-to-market loss through earnings of approximately $90,000 on its interest rate cap. During the three months ended March 31, 2001, the Company recognized a mark-to-market loss through earnings of approximately $853,000 on its interest rate cap and a $135,000 loss through earnings due to the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The fair value of the interest rate cap has decreased significantly due to a decline in interest rates since the cap was purchased in April 2001. The cap is set at a one-month LIBOR rate of 5.25%. As of March 31, 2002, the one-month London Interbank Offered Rate ("LIBOR") rate was 1.88%.

     In April 2002, CRIIMI MAE entered into another interest rate protection agreement. This interest rate protection agreement, which was effective on May 1, 2002, is for a notional amount of $175.0 million, caps LIBOR at 3.25%, and matures on November 3, 2003. The cap was purchased for approximately $1.6 million. The Company intends to sell the cap that it held as of March 31, 2002 at a future date to be determined by the Company.

     Reorganization Items

     During the three months ended March 31, 2002 and 2001, the Company expensed $0 and approximately $420,000, respectively, of reorganization items due to the Chapter 11 proceedings.

     Cumulative effect of adoption of SFAS 142

     In June of 2001, the FASB issued SFAS 142. SFAS 142, among other things, prohibits the amortization of existing goodwill and certain types of other intangible assets and establishes a new method of testing goodwill for impairment. Under SFAS 142, the method for testing goodwill for impairment occurs at the reporting unit level (as defined in SFAS 142) and is performed using a fair value based approach. SFAS 142 was effective for the Company on January 1, 2002. Effective upon adoption on January 1, 2002, the Company wrote off this goodwill and recorded a resulting impairment charge of approximately
$9.8 million for this change in accounting principle. The goodwill relates to the Portfolio Investment reporting unit (as defined in Note 15 of the Notes to Consolidated Financial Statements). The fair value of the reporting unit was determined using a market capitalization approach and the impairment was primarily a result of the significant decrease in the Company's common stock price since the Company's merger of certain mortgage businesses affiliated with C.R.I., Inc. (the "Merger") in 1995. This change in accounting principle will reduce the Company's annual amortization expense by approximately $2.8 million.

REIT Status and Other Tax Matters

     REIT Status. CRIIMI MAE is required to meet income, asset, ownership and distribution tests to maintain its REIT status. Although there can be no assurance, the Company believes that it has satisfied the REIT requirements for all years through, and including 2001. There can also be no assurance that CRIIMI MAE will maintain its REIT status for 2002 or subsequent years. If the Company fails to maintain its REIT status for any taxable year, it will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, the Company may have insufficient funds to pay any such tax and also may be unable to comply with its obligations under the New Debt.

     The Company's Net Operating Loss for Tax Purposes/Shareholder Rights Plan

     Beginning in 2000, the Company began trading in both short and longer duration fixed income securities, including non-investment grade and investment grade CMBS and investment grade residential mortgage backed securities (such securities traded and all other securities of the type described constituting the "Trading Assets" to the extent owned by CRIIMI MAE Inc. or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary ("Other MBS")), which, for financial reporting purposes, are classified as Subordinated CMBS and Other MBS on the balance sheet. The Company seeks maximum total return through short term trading, consistent with prudent investment management. Returns from such activities include capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, and other arbitrage opportunities.

     As a result of its trader election in 2000, CRIIMI MAE recognized a mark-to-market tax loss in its income tax return on its Trading Assets on January 1, 2000 of approximately $478 million (the "January 2000 Loss"). Such loss is expected to be recognized evenly for tax purposes over four years beginning with the year 2000 (i.e., approximately $120 million per year). The Company expects such loss to be ordinary. Additionally, as a result of its trader election, the Company is required to mark-to-market its Trading Assets on a tax basis at the end of each tax year. Any increase or decrease in the value of the Trading Assets as a result of the year-end mark-to-market requirement will generally result in either a tax gain (if an increase in value) or a tax loss (if a decrease in value). Such tax gains or losses, as well as any realized gains or losses from the disposition of Trading Assets during each year, are also expected to be ordinary gains or losses. Assets transferred to CBO REIT, a subsidiary of the Company, as part of the Company's Chapter 11 reorganization plan (the "Reorganization Plan") are no longer required to be marked-to-market on a tax basis since CBO REIT is not a trader in securities for tax purposes. As a result, the mark-to-market of such assets ceased as of April 17, 2001.

     Since gains and losses associated with trading activities are expected to be ordinary, any gains will generally increase taxable income and any losses will generally decrease taxable income. Because the REIT rules require the Company to distribute 90% of its taxable income to shareholders, any increases in taxable income from trading activities will generally result in an increase in REIT distribution requirements and any decreases in taxable income from trading activities will generally result in a decrease in REIT distribution requirements (or, if taxable income is reduced to zero because of a net operating loss or loss carry forward, eliminate REIT distribution requirements).

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

     The Company generated a net operating loss for tax purposes of approximately $(96.9) million for the year ended December 31, 2001. As such, the Company's taxable income was reduced to zero and, accordingly, the Company's REIT distribution requirement was eliminated for 2001. As of December 31, 2001, the Company's accumulated and unused net operating loss ("NOL") was $(146.5) million. Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back because CRIIMI MAE is a REIT. If a Trading Asset is marked down because of an increase in interest rates, rather than from credit losses, such mark-to-market losses may be recovered over time through taxable income. Any recovered mark-to-market losses will generally be recognized as taxable income, although there is expected to be no corresponding increase in cash flow. See also the discussion that follows with respect to the remaining January 2002 Loss.

     There can be no assurance that the Company's position with respect to its election as a trader in securities will not be challenged by the Internal Revenue Service ("IRS"), and, if challenged, will be defended successfully by the Company. As such, there is a risk that the January 2000 Loss will be limited or disallowed, resulting in higher tax basis income and a corresponding increase in REIT distribution requirements. It is possible that the amount of any under-distribution for a taxable year could be corrected with a "deficiency dividend" as defined in Section 860 of the Internal Revenue Code of 1986, as amended (the "Tax Code"), however, interest may also be due to the IRS on the amount of this under-distribution.

     If CRIIMI MAE is required to make taxable income distributions to its shareholders to satisfy required REIT distributions, all or a substantial portion of these distributions, if any, are currently expected to be in the form of non-cash dividends. There can be no assurance that such non-cash dividends would satisfy the REIT distribution requirements and, as such, the Company could lose its REIT status or may not be able to satisfy its obligations under the operative documents evidencing the New Debt.

     The Company's future use of NOLs for tax purposes could be substantially limited in the event of an "ownership change" as defined under Section 382 of the Tax Code. As a result of these limitations imposed by Section 382 of the Tax Code, in the event of an ownership change, the Company's ability to use its NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards  cannot be fully  utilized  under  these  limitations  within  the carryforward periods, the NOL carry forwards would expire unutilized. Accordingly, after any ownership change, the Company's ability to use its NOLs to reduce or offset taxable income would be substantially limited or not available under Section 382. In general, a company reaches the "ownership change" threshold if the "5% shareholders" increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of the Company's capital stock.

     The Company is not aware of any acquisition of shares of the Company's capital stock that has created an "ownership change" under Section 382, but believes that it may be close to approaching the 50% threshold for an "ownership change" under Section 382. The Company is concerned that future acquisitions of common stock, preferred stock or a combination of both by an existing "5% shareholder" or a new "5% shareholder" could cause an "ownership change." If an "ownership change" occurs, the Company's ability to use its NOLs to reduce or offset its taxable income would be substantially limited or not available under
Section 382 of the Tax Code on a prospective basis. The Company would then have REIT distribution requirements based upon its taxable income at the beginning of the year such ownership change occurs. As stated above, any such distributions are expected to be in the form of non-cash taxable dividends.

     If an "ownership change" occurs under Section 382 of the Tax Code, the Company's prospective use of its accumulated and unused NOL and the remaining January 2000 Loss of a combined total amount of approximately $(377.7) million (as of March 31, 2002) will be limited. If the Company had lost its ability to use its accumulated NOL as of January 1, 2001, the Company's taxable income would have been $22.7 million for the year ended December 31, 2001. This increase in taxable income would have created a 100 percent distribution requirement. If the Company was unable to distribute the taxable income to its shareholders, it would have been subject to corporate Federal and state income taxes of up to approximately $9.3 million for the year ended December 31, 2001.

     Currently, the Company does not know of any acquisition of shares of Company's capital stock that will create an "ownership change" under Section 382 of the Tax Code. The Company has adopted a shareholder rights plan designed to deter an ownership change within the meaning of Section 382 of the Tax Code, however there can be no assurance that an ownership change will not occur.

     Net Operating Loss for Tax Purposes-Three months ended March 31, 2002. CRIIMI MAE generated a net operating loss for tax purposes of approximately $(22.0) million for the three months ended March 31, 2002.

     As previously discussed, as a result of its trader election in early 2000, CRIIMI MAE recognized a mark-to-market tax loss of approximately $478 million on certain Trading Assets on January 1, 2000. The January 2000 Loss is expected to be recognized evenly over four years (2000, 2001, 2002, and 2003) for tax purposes (i.e., approximately $120 million per year) beginning with the year 2000.

     A summary of the Company's year-to-date 2002 net operating loss as of March 31, 2002 is as follows:

                                                                                                   (in millions)
                                                                                                   ------------
January 2000 Loss                                                                                     $(478.2)
LESS:   Amounts recognized in 2001 and 2000                                                             239.1
LESS:   Amounts recognized during the three months ended March 31, 2002                                  29.9
                                                                                                      -------
Balance remaining of January 2000 Loss to be recognized in future periods                             $(209.2)
                                                                                                      =======

Taxable income for the three months ended March 31, 2002 before recognition                           $   7.9
   of January 2000 Loss
LESS:   January 2000 Loss recognized during the three months ended March 31, 2002                       (29.9)
                                                                                                      -------
Net Operating Loss for the three months ended March 31, 2002                                          $ (22.0)
                                                                                                      =======

Accumulated Net Operating Loss through December 31, 2001                                              $(146.5)
Net Operating Loss created during the three months ended March 31, 2002                                 (22.0)
Net Operating Loss utilization                                                                              -
                                                                                                      -------
Net Operating Loss carried forward for use in future periods                                          $(168.5)
                                                                                                      =======

Cash Flow

2002 versus 2001

     Net cash provided by operating activities increased by approximately $11.5 million for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase was primarily due to a decrease in restricted cash and accounts payable and accrued expenses following the settlement of the First Union litigation in March.

     Net cash provided by investing activities increased by approximately $24.3 million for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase was primarily attributable to a $16.0 million increase in proceeds from mortgage security dispositions and $7.7 million of proceeds from the sale of CMSLP's servicing rights (excludes reimbursement of advances, which are included in operating cash flows) during 2002.

     Net cash used in financing activities increased by approximately $40.0 million for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in cash used in 2002 was primarily attributable to $9.6 million of principal payments on the New Debt, $18.7 million paid to redeem the Series E Preferred Stock, and a $15.4 million increase in principal payments on the securitized mortgage debt obligations due primarily to the higher mortgage security dispositions in 2002. On March 21, 2002, the Company redeemed all 173,000 outstanding shares of its Series E Preferred Stock at the stated redemption price of $106 per share plus accrued and unpaid dividends through and including the date of redemption. The total redemption price was approximately $18.7 million (approximately $396,000 of which represented accrued and unpaid dividends). The approximate $1.0 million difference between the aggregate liquidation value and the redemption price is reflected as a dividend on preferred stock in the first quarter of 2002.

     Included in CRIIMI MAE's net operating cash flows for the three months ended March 31, 2002 and December 31, 2001 are the following items (in millions):

                                                                         Three months         Three months
                                                                        ended 03/31/02       ended 12/31/01
                                                                        --------------       --------------
         Net operating cash flows (1):
                  CMBS cash inflows (BB+ through unrated) (3)               $  18.0              $18.7 (2)
                  Other cash, net                                               1.9                1.8
                  Interest expense paid on Variable-Rate
                     Secured Borrowing                                         (3.1)              (3.8)
                  Interest expense paid on Series A Senior Secured Notes       (2.9)              (3.0)
                  Interest expense accrued for Series B Senior Secured
                      Notes' semi-annual payment                               (2.1)              (2.1)
                  General and administrative expenses                          (2.9)              (3.0)
                                                                           ---------            -------
                  Net operating cash flows during the quarter              $    8.9             $  8.6
                                                                           =========            =======

         Principal payments on New Debt:
                  Variable-Rate Secured Borrowing                          $    8.1 (2)(4)      $  6.8
                  Series A Senior Secured Notes                                 1.5                1.8
                                                                           ---------            -------
                  Total principal payments on New Debt during the
                    quarter                                                $    9.6             $  8.6
                                                                           =========            =======

         REO cash inflow (outflow), net                                    $   (0.1) (5)        $ (0.2)
                                                                           =========            =======


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

(2) CMBS cash inflows received on December 21, 2001 included a one-time recovery of a prior interest shortfall related to an underlying defaulted mortgage loan. Such receipt occurred after the December debt paydown and was therefore not applied to the debt paydown until January 2002.

(3) The Company believes total CMBS cash inflows will decline in 2002 as compared to 2001 due primarily to the increase in appraisal reduction amounts on properties underlying the CMBS, and realized losses on CMBS.

(4) For the three months ended March 31, 2002, the Company paid $8.1 million in principal payments on the Variable-Rate Secured Borrowing, which is $5.2 million in excess of the minimum principal payment requirement of $2.9 million based upon a 15-year amortization schedule for the same three month period.

(5) The Company expects to pay a total of approximately $1.1 million in 2002 to service the mortgage debt on its REO and to fund capital improvements, because the REO is not projected to generate sufficient operating income in 2002 to service its mortgage debt or fund its capital improvements.

Financial Condition, Liquidity and Capital Resources

     Limited Summary of New Debt

     The Variable-Rate Secured Borrowing provides for (i) interest at a rate of one month London Interbank Offered Rate ("LIBOR") plus 3.25% payable monthly,
(ii) principal repayment/amortization obligations, including, without limitation, a requirement to pay down an aggregate $50 million in principal by April 16, 2003 (the failure to pay down this amount will not constitute an event of default but will result in the continuation or reinstatement of certain restrictions and additional restrictions), (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of 24, 30, 36 and 42 months after the Effective Date and (iv) maturity on April 16, 2005 assuming the Company exercises its options to extend the maturity date of the debt. The Series A Senior Secured Notes provides for (i) interest at a rate of 11.75% per annum payable monthly, (ii) principal repayment/amortization obligations, including, without limitation, a principal payment obligation of $5 million due April 15, 2003 (the failure to make this payment will not constitute an event of default but will result in a 200 basis point increase in the interest rate on the unpaid principal amount if certain miscellaneous collateral is not sold or otherwise disposed of), (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of 48, 54 and 60 months after the Effective Date and (iv) maturity on April 15, 2006. The Series B Senior Secured Notes provides for (i) interest at a rate of 13% per annum payable semi-annually with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees of 1.5% of the unpaid principal balance payable at the end of 48, 54 and 60 months after the Effective Date (with the payment 60 months after the Effective Date also including an amount based on the unpaid principal balance 66 months after the Effective Date) and (iii) maturity on April 15, 2007. The New Debt described above is secured directly or indirectly by substantially all of the Company's assets. There are restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds in connection with the New Debt.

     Under the Reorganization Plan, the holders of the Company's equity retained their stock. The terms of the New Debt significantly restrict the amount of cash dividends that can be paid to shareholders. One such restriction provides that any cash dividends required to maintain REIT status (assuming the Company has the cash to make such distributions and that it is permitted to make such distributions under the terms of the New Debt) would be paid first to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. Another such restriction provides that if realized losses (as defined in the New Debt documents, and including appraisal reduction amounts on properties underlying the CMBS collateral) on CMBS exceed certain thresholds, then the Company is prohibited from paying cash dividends or making other cash distributions or payments to its shareholders, except as required to maintain REIT status, with any such cash distributions to be paid in accordance with the terms set forth in the preceding sentence. As of March 31, 2002, the Company had exceeded the loss threshold amounts under the applicable operative documents evidencing the New Debt. Exceeding such loss threshold amounts has also resulted in restrictions on the acquisition of CMBS rated "B" or lower or unrated. Additional restrictions include restrictions on the use of proceeds from equity investments in the Company and specified cash flows from certain assets acquired after the Effective Date. The restrictions implemented as a result of exceeding the loss threshold amounts cease to apply after realized losses no longer exceed the loss threshold amounts under the applicable operative documents evidencing the New Debt.

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

     The Company's ability to resume the acquisition of Subordinated CMBS, as well as its securitization programs (if it determines to do so) depends, among other things, on its ability to engage in such activities under the terms and conditions of the operative documents evidencing the New Debt and/or any debt incurred to refinance all or any portion of the New Debt and its ability to access additional capital (including for the purpose of refinancing all or any portion of the New Debt). Factors which could affect the Company's ability to access additional capital include, among other things, the cost and availability of such capital, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, the effects of terrorism, general economic conditions, perceptions in the capital markets of the Company's business, covenants and restrictions under the operative documents evidencing the Company's New Debt, results of operations, leverage, financial condition, and business prospects. The Company can give no assurance as to whether it will be able to resume its prior activities or obtain additional capital or the terms of any such capital. As discussed above, CRIIMI MAE Inc. is currently prohibited from acquiring CMBS rated "B" or lower or unrated under certain documents evidencing the New Debt.

     Summary of Cash Position and Shareholders' Equity

     As of March 31, 2002, CRIIMI MAE's restricted and unrestricted cash and cash equivalents aggregated approximately $24.7 million. Additionally, CMSLP's cash and cash equivalents approximated $15.8 million as of March 31, 2002.

     As of March 31, 2002 and December 31, 2001, shareholders' equity was approximately $238.2 million or $13.81 per diluted share and approximately $261.0 million or $11.54 per diluted share, respectively. After giving effect for the redemption of the Series E Preferred Stock and the First Union settlement, the Company's pro forma book value per diluted share would have been $14.18 as of December 31, 2001. The per share decrease in shareholders' equity from the pro forma $14.18 per diluted share as of December 31, 2001 to $13.81 per diluted share as of March 31, 2002 is primarily attributable to the $9.8 million write-off of goodwill during the three months ended March 31, 2002.

     Summary of Subordinated CMBS

     As of March 31, 2002, the Company owned, for purposes of GAAP, CMBS rated from A+ to CCC and unrated with a total fair value amount of approximately $827 million (representing approximately 65% of the Company's total consolidated assets), an aggregate amortized cost of approximately $824 million, and an aggregate face amount of approximately $1.6 billion. Such CMBS represent investments in securities issued in CBO-1, CBO-2 and Nomura. The March 31, 2002 total fair value includes approximately 34% of the Company's CMBS which are rated BB+, BB, or BB-, 23% which are rated B+, B, B- or CCC and 7% which are unrated. The remaining approximate 36% represents investment grade securities that the Company reflects on its balance sheet as a result of CBO-2. The weighted average interest rate of these CMBS as of March 31, 2002 was 6.0% and the weighted average life was 13 years. The anticipated yield to maturity related to the Company's Subordinated CMBS on an aggregate pool basis was 12.4% as of January 1, 2002.

The aggregate investment by the rating of the Subordinated CMBS is as follows:

                                                                    Discount Rate
                                                                     or Range of
                                Weighted                           Discount Rates
                  Face Amount    Average               Fair Value      Used to     Amortized Cost   Amortized Cost
                     as of    Pass-Through  Weighted      as of     Calculate Fair   as of 3/31/02   as of 12/31/01
                  3/31/02 (in     Rate       Average   3/31/02 (in       Value       (in millions)   (in millions)
Security Rating    millions)     3/31/02    Life (1)    millions)    as of 3/31/02        (3)             (3)
--------------------------------------------------------------------------------------------------------------------
A+ (2)            $  62.6          7.0%     4 years    $  62.4            7.0%     $   58.8          $  58.7

BBB+ (2)            150.6          7.0%     9 years      138.1            8.3%        131.4            131.1

BBB (2)             115.2          7.0%    10 years       99.3            9.2%         94.5             94.2

BB+                 319.0          7.0%    11 years      213.0      12.7%-12.9%       220.0            219.0

BB                   70.9          7.0%    12 years       44.8            13.4%        46.2             46.0

BB-                  35.5          7.0%    12 years       20.7            14.4%        20.6             20.5

B+                   88.6          7.0%    13 years       44.5            16.7%        45.4             45.2

B                   177.2          7.0%    14 years       82.3      17.5%-17.7%        84.0             83.7

B-                  118.3          7.1%    15 years       47.3      20.0%-20.5%        48.2             48.1

CCC                  70.9          7.0%    16 years       13.2            40.0%        13.0             13.1

Unrated/Issuer's    353.5          2.6%    18 years       61.1      35.0%-53.7%        62.4             62.8
Equity
                 --------                              -------                      -------           -------
Total (5)        $1,562.3          6.0%    13 years    $ 826.7 (5)                  $ 824.5 (4)       $ 822.4
                 ========                              =======                      =======           =======


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

(3) Amortized cost reflects approximately $178.1 million of cumulative impairment charges related to certain CMBS (all bonds except the A+ and BBB+ rated tranches), which were recognized through December 31, 2001.

(4) See "REIT Status and Other Tax Matters" for information regarding the Subordinated CMBS for tax purposes.

(5)  As of March 31, 2002, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $37.1 million, $781.0 million and $8.6 million, respectively.

     Mortgage Loan Pool

     CRIIMI MAE, through CMSLP, performs servicing functions on commercial mortgage loans totaling $18.8 billion and $19.3 billion as of March 31, 2002 and December 31, 2001, respectively. The mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and in the geographic locations identified below:

                                       3/31/02          12/31/01             Geographic                 3/31/02          12/31/01
                 Property Type      Percentage(i)     Percentage(i)          Location (ii)           Percentage(i)     Percentage(i)
                 -------------      -------------     -------------          -------------           -------------     -------------

                 Retail.............      30%               30%              California..............      16%              16%
                 Multifamily........      29%               29%              Texas...................      13%              13%
                 Hotel..............      15%               14%              Florida.................       8%               8%
                 Office.............      13%               13%              Pennsylvania............       5%               5%
                 Other (iv).........      13%               14%              New York................       5%               5%
                                         ----              ----              Other(iii)..............      53%              53%
                     Total..........     100%              100%                                           ----             ----
                                         ====              ====                  Total...............     100%             100%
                                                                                                          ====             ====

(i) Based on a percentage of the total unpaid principal balance of the underlying loans.
(ii)     No significant concentration by region.
(iii)    No other individual state makes up more than 5% of the total.
(iv) The Company's ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes subordinated CMBS in which the Company's exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the "Subordinated Healthcare/Senior-Housing CMBS"). The Subordinated Healthcare/Senior-Housing CMBS are not owned by and are subordinate to CRIIMI MAE's CMBS. As a result, CRIIMI MAE's investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the Subordinated Healthcare/Senior-Housing CMBS. As of March 31, 2002, the Company reviewed the loans currently under surveillance by the healthcare and senior housing mortgage loans servicer. Based on its review as of March 31, 2002, the Company does not believe that the aggregate remaining shortfalls and/or realized losses on such healthcare and senior housing mortgage loans is greater than the current outstanding Subordinated Healthcare/Senior-Housing CMBS. As a result, the Company's current estimate of future credit losses as of March 31, 2002 does not include any provision for shortfalls and/or realized losses arising from the healthcare and senior housing mortgage loans currently in special servicing in this CMBS transaction. It should be noted that changes in the future performance of the healthcare and senior housing mortgage loans that result in greater shortfalls and/or losses may result in future losses and/or possible impairment to CRIIMI MAE's CMBS.


     Specially Serviced Mortgage Loans

     CMSLP performs special servicing on the loans underlying CRIIMI MAE's Subordinated CMBS portfolio. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the CMBS pool documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. CRIIMI MAE believes that because it owns the first loss unrated or lowest rated bond of all but one CMBS, CMSLP has an incentive to quickly resolve any loan workouts. As of March 31, 2002 and December 31, 2001, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

                                                                 3/31/02                     12/31/01
                                                                 -------                     --------
Specially serviced loans due to monetary default (a)          $833.8 million              $701.7 million
Specially serviced loans due to covenant default/other          65.1 million                90.0 million
                                                              --------------              --------------
Total specially serviced loans (b)                            $898.9 million              $791.7 million
                                                              ==============              ==============
Percentage of total mortgage loans (b)                           4.8%                        4.1%
                                                              ==============              ==============

(a) Includes $99.4 million and $94.5 million, respectively, of real estate owned by underlying trusts.
(b) As of April 30, 2002, total specially serviced loans were approximately $922 million, or 4.9% of the total mortgage loans. See discussion below for additional information regarding specially serviced loans.

     The specially serviced mortgage loans as of March 31, 2002 were secured by properties of the types and located in the states identified below:

                 Property Type      $ (in millions)   Percentage       Geographic Location     $ (in millions)   Percentage
                 -------------      ---------------   ----------       -------------------     ---------------   ----------
                 Hotel..........       $  492.6          55%           Florida..............      $ 139.1           16%
                 Retail.........          269.3          30%           Texas................        101.9           11%
                 Multifamily....           43.8           5%           Oregon...............         94.1           11%
                 Healthcare.....           33.9           4%           New York.............         40.4            4%
                 Office.........           28.8           3%           Georgia..............         39.4            4%
                 Industrial.....           23.1           2%           California...........         37.0            4%
                 Other..........            7.4           1%           Other................        447.0           50%
                                       --------         ----                                      -------        ------
                     Total......       $  898.9         100%               Total............      $ 898.9          100%
                                       ========         ====                                      =======        ======


     As reflected above, as of March 31, 2002, approximately $492.6 million, or 55%, of the specially serviced mortgage loans represent mortgages on hotel properties. Of the hotel loans in special servicing, approximately $245 million of this total is comprised of five borrowing relationships, including the relationship discussed below. These relationships are more fully described in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" included in the December 31, 2001 Annual Report on Form 10-K. The hotel properties are geographically diverse, with a mix of hotel property types and franchise affiliations. Of the mortgage loans underlying the Company's CMBS, there are loans representing a total outstanding principal amount of $1.3 billion secured by limited service hotels, of which $291.6 million are in special servicing as of March 31, 2002. Limited service hotels are generally hotels with room-only operations or hotels that offer a bedroom and bathroom for the night, but limited other amenities, and are often in the budget or economy group. Of the mortgage loans underlying the Company's CMBS, there are loans representing a total outstanding principal amount of $1.5 billion secured by full service hotels, of which $201.0 million are in special servicing as of March 31, 2002. Full service hotels are generally mid-price, upscale or luxury hotels with restaurant and lounge facilities and other amenities.

     Also, of the mortgage loans underlying the Company's CMBS as of March 31, 2002, there are loans representing a total outstanding principal amount of $5.7 billion secured by retail properties, of which approximately $269.3 million are in special servicing. The retail loans comprise approximately 30% of the specially serviced loans as of March 31, 2002.

     The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2001 to March 31, 2002:

     Specially Serviced Loans, 12/31/01                                $ 791.7 million
          Transfers in due to monetary default                           172.8 million  (1)
          Transfers in due to covenant default and other                  18.7 million
          Transfers out of special servicing                             (79.0) million
          Loans amortization                                              (5.3) million (2)
                                                                       -----------------
     Specially Serviced Loans, 3/31/02                                  $898.9 million
                                                                       =================

(1) Approximately $113.7 million, or 66%, are loans secured by hotel properties. Included in this total is $98 million resulting from a borrowing relationship comprised of 25 hotel loans spread across three CMBS transactions. In one of these CMBS transactions, which contains 10 loans totaling $38.8 million, the Company holds only a 25% ownership interest in the non-rated class. The 25 loans were transferred into special servicing in January 2002 due to the bankruptcy filing of each special purpose borrowing entity and their parent company in December 2001. The parent company was able to obtain debtor-in-possession financing that is expected to pay post-petition interest on $71 million of these loans through December 2002. The properties underlying the remaining $27 million of loans were deemed by the borrower to be highly leveraged, and therefore, not able to support additional debt. Interest will not be paid current on these loans.
(2) Represents the reduction of the scheduled principal balances due to advances made by the master servicers.

     For all of its existing and recent transfers to special servicing, including this large borrower relationship, CMSLP is pursuing remedies available to it in order to maximize the recovery of the outstanding debt.

Appraisal Reductions and Losses on CMBS

     The effect of an appraisal reduction generally is that the servicer stops advancing interest payments on the amount by which the aggregate of debt, advances and other expenses exceeds 90% (in most cases) of the appraisal amount, thus reducing the cash flows to CRIIMI MAE as the holder of the first loss unrated or lowest rated bonds, as if such appraisal reduction was a realized loss. As an example, assuming a weighted average coupon of 6%, a $1 million appraisal reduction would reduce net cash flows to the Company by $60,000 on an annual basis. An appraisal reduction may result in a higher or lower realized loss based on the ultimate disposition or work-out of the mortgage loan. Appraisal reductions for the CMBS transactions in which the Company retains an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

                                                            CBO-1          CBO-2         Nomura             Total
                                                           -------        -------        ------            -------
Year 2000                                                $ 1,872,000    $18,871,000     $      --         $20,743,000
Year 2001                                                 15,599,000     31,962,000       874,000          48,435,000
January 1, 2002 through March 31, 2002                    12,339,000      3,268,000      (874,000)         14,733,000
                                                         -----------    -----------     ---------         -----------
Cumulative Appraisal Reductions through March 31, 2002   $29,810,000    $54,101,000     $      --         $83,911,000
                                                         ===========    ===========     =========         ===========

     * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, where CMSLP obtains a third party appraisal, it calculates one.

     The Company's unrated bonds/issuer's equity from CBO-1, CBO-2 and Nomura are expected to experience principal write-downs. The following tables summarize the actual realized losses on CMBS through March 31, 2002 and the expected future losses through the life of the CMBS:

                                                             CBO 1          CBO 2        Nomura          Total
                                                             -----          -----        ------          -----
Year 1999 actual realized losses                          $   738,000  $         --  $        --      $   738,000
Year 2000 actual realized losses                            3,201,000     1,087,000           --        4,288,000
Year 2001 actual realized losses                              545,000     8,397,000      238,000        9,180,000
                                                          -----------  ------------  -----------     ------------
Cumulative actual realized losses through the year 2001     4,484,000     9,484,000      238,000       14,206,000
Actual realized losses, January 1 through March 31, 2002    1,664,000     7,146,000      563,000        9,373,000
                                                          -----------  ------------  -----------     ------------
Cumulative actual realized losses through March 31, 2002  $ 6,148,000  $ 16,630,000  $   801,000      $23,579,000
                                                          ===========  ============  ===========     ============

Cumulative actual and expected loss estimates through
  the year 2002                                           $34,362,000  $ 41,399,000  $ 1,270,000      $77,031,000
Expected loss estimates for the year 2003                  18,058,000    51,619,000    1,077,000       70,754,000
Expected loss estimates for the years 2004-2006            27,676,000    94,095,000   12,896,000      134,667,000
Expected loss estimates for the years 2007-2009             5,606,000    15,508,000    7,028,000       28,142,000
Expected loss estimates for the remaining life of
 investment (for the years 2010-2027)                       7,386,000    12,794,000    3,904,000       24,084,000
                                                          -----------  ------------  -----------     ------------
Cumulative actual and expected loss estimates through
 life of  CMBS                                            $93,088,000  $215,415,000  $26,175,000     $334,678,000
                                                          ===========  ============  ===========     ============



     The Company's revised overall cumulative actual and expected loss estimate of $335 million through the life of its CMBS portfolio represents the Company's estimate of total principal write-downs to its CMBS due to realized losses related to underlying mortgage loans and is included in the calculation of the current weighted average anticipated yield to maturity. There can be no assurance that this revised estimate of expected losses will not be exceeded as a result of additional or continuing adverse events or circumstances, such as a continuing economic slowdown and recession.

     Summary of Other Assets

     As of March 31, 2002 and December 31, 2001, the Company's other assets consisted primarily of insured mortgage securities, equity investments, other mortgage-backed securities, cash and cash equivalents (as previously discussed), principal and interest receivables on its various assets and REO.

     The Company had $325.1 million and $343.1 million (at fair value) invested in insured mortgage securities as of March 31, 2002 and December 31, 2001, respectively. As of March 31, 2002, 87% were GNMA Mortgage-Backed Securities and approximately 13% of CRIIMI MAE's investment in insured mortgage securities were FHA-Insured Certificates. The total mortgage securities of $325.1 million includes an unencumbered insured mortgage security with a fair value of $5.3 million. The remaining $319.8 million of mortgage securities are pledged to secure certain collateralized mortgage obligations or securities issued in connection with three securitization transactions aggregating $308.9 million as of March 31, 2002. CRIIMI MAE receives the net cash flows after debt service, generally excess interest and prepayment penalties, from the three wholly owned subsidiaries that pledged these insured mortgage securities to secure the related obligations, along with the cash flow from the one unencumbered mortgage security, which represent the total cash flows that the Company receives from these mortgage securities. The net cash flows after debt service are applied as principal amortization payments (in connection with cash flow from other miscellaneous assets) on Series A Senior Secured Notes.

     As of March 31, 2002 and December 31, 2001, the Company had approximately $8.4 million and $9.3 million, respectively, in investments accounted for under the equity method of accounting. Included in equity investments are (a) the general partnership interests (2.9% to 4.9% ownership interests) in the AIM Funds owned by CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, and (b) a 20% limited partnership interest in the adviser to the AIM Funds, 50% of which is owned by CRIIMI MAE and 50% of which is owned by CRIIMI MAE Management. The decrease in these investments is primarily the result of partner distributions declared by the AIM Funds during the first quarter of 2002 due to loan pay-offs and normal cash flow distributions. The carrying values of these equity investments are expected to continue to decline over time as the AIM Funds decrease their asset bases and distribute proceeds to their partners.

     The Company's Other Mortgage-Backed Securities includes primarily investment grade CMBS and investment grade residential mortgage-backed securities. As of March 31, 2002 and December 31, 2001, the fair values of the Company's Other Mortgage-Backed Securities were approximately $8.4 million and $8.5 million, respectively.

     In October 2001, a wholly owned subsidiary of CRIIMI MAE acquired certain partnership interests in a partnership that was the obligor on a mezzanine loan payable to CRIIMI MAE in exchange for curing a default on the first mortgage loan through a cash payment of approximately $276,000. This partnership and another wholly-owned subsidiary of CRIIMI MAE own 100% of the partnership interests in the partnership which is the obligor on the first mortgage loan. The first mortgage loan is secured by a shopping center in Orlando, Florida. As a result of this acquisition, the Company, through certain of its wholly owned subsidiaries, owns 100% of the partnership interests and is consolidating its accounts as of October 1, 2001. The Company accounts for these assets as REO, and the REO will be held for investment. As of March 31, 2002 and December 31, 2001, the Company had $8.6 million in REO assets included in other assets ($8.3 million relating to the actual building and land). In addition, the Company had $7.1 million of mortgage payable (net of discount) related to the REO as of March 31, 2002 and December 31, 2001. The Company hopes to reposition and stabilize this asset to increase its value, although there can be no assurance the Company will be able to do so. Currently, the Company expects that it will hold the REO for more than one year.

     As discussed previously, $9.8 million of the Company's goodwill and intangible assets related to the 1995 Merger (previously included in the Company's other assets) were written-off on January 1, 2002 upon the adoption of SFAS 142.

     Dividends/Other

     The terms of the New Debt significantly restrict the amount of cash dividends that can be paid. Among the other factors which impact CRIIMI MAE's dividends, if any, are (i) the level of income earned on uninsured mortgage assets, such as Subordinated CMBS (including, but not limited to, the amount of OID income, interest shortfalls and losses on Subordinated CMBS), (ii) net operating losses, (iii) the fluctuating yields on short-term, variable-rate debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate CRIIMI MAE pays on its other borrowings, (iv) changes in operating expenses, (v) the level of income earned on CRIIMI MAE's or its subsidiaries' insured mortgage security collateral depending primarily on prepayments and defaults, (vi) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, distributions from its subsidiaries can be reinvested, (vii) to the extent applicable, cash dividends paid on preferred shares, (viii) to the extent applicable, whether the Company's taxable mortgage pools continue to be exempt from corporate level taxes, (ix) realized losses on certain transactions, and (x) the timing and amounts of cash flows attributable to its other lines of business - mortgage servicing and other fee income. See "Financial Condition, Liquidity and Capital Resources" for a discussion of restrictions on paying cash dividends.

Investment Company Act

     Under the Investment Company Act of 1940, as amended (the "Investment Company Act"), an investment company is required to register with the Securities and Exchange Commission ("SEC") and is subject to extensive restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. However, as described below, companies that are primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate ("Qualifying Interests") are excluded from the requirements of the Investment Company Act.

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that all of its government insured mortgage securities constitute Qualifying Interests with the exception of one such security which constitutes an Other Real Estate Interest. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of March 31, 2002, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

     If the SEC or its staff were to take a different position with respect to whether such Subordinated CMBS constitute Qualifying Interests, the Company could, among other things, be required either (i) to change the manner in which it conducts its operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on the Company. If the Company were required to change the manner in which it conducts its business, it would likely have to dispose of a significant portion of its Subordinated CMBS or acquire significant additional assets that are Qualifying Interests. Alternatively, if the Company were required to register as an investment company, it expects that its operating expenses would significantly increase and that the Company would have to significantly reduce its indebtedness, which could also require it to sell a significant portion of its assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms, or at all. There are restrictions under certain of the operative documents evidencing the New Debt which could limit possible actions the Company may take in response to any need to modify its business plan in order to register as an investment company or avoid the need to register. Certain dispositions or acquisitions of assets could require approval or consent of certain holders of the New Debt. Any such results could have a material adverse effect on the Company.

     Further, if the Company were deemed an unregistered investment company, the Company could be subject to monetary penalties and injunctive relief. The Company would be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period the Company was deemed an unregistered investment company, unless a court found that under the circumstances, enforcement (or denial of rescission) would produce a more equitable result than nonenforcement (or grant of rescission) and would not be inconsistent with the Investment Company Act.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market. The Company will have fluctuations in the amount of interest expense paid on its Variable-Rate Secured Borrowing primarily due to changes in one-month LIBOR. The Company will also experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury notes as well as changes in the spread between U.S. Treasury notes and CMBS. As of March 31, 2002, the average U.S. Treasury rate used to price the Company's CMBS had increased by approximately 35 basis points and credit spreads had tightened by approximately 42 basis points compared to December 31, 2001.

     CRIIMI MAE has entered into an interest rate protection agreement to mitigate the adverse effects of rising interest rates on the amount of interest expense payable under its Variable-Rate Secured Borrowing. The cap provides protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index (typically one-month LIBOR), increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. The term of the cap as well as the stated interest rate of the cap, which in all cases is currently above the current rate of the index, will limit the amount of protection that the cap offers. The average LIBOR index was 1.85% during the three months ended March 31, 2002, which was a 2 basis point decrease from December 31, 2001.

     In April 2002, CRIIMI MAE entered into another interest rate protection agreement. This interest rate protection agreement, which was effective on May 1, 2002, is for a notional amount of $175.0 million, caps LIBOR at 3.25%, and matures on November 3, 2003. The cap was purchased for approximately $1.6 million.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

     Reference is made to Note 14 of Notes to Consolidated Financial Statements which is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES

     On January 23, 2002, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") to preserve the Company's net operating losses for tax purposes. Reference is made to Note 10 to Notes to Consolidated Financial Statements, which is incorporated herein by reference, for further discussion of the Rights Plan.

     On March 21, 2002, the Company redeemed in cash all 173,000 outstanding shares of its Series E Preferred Stock at the stated redemption price of $106 per share plus accrued and unpaid dividends through and including the date of redemption.

     As a result of the payment of dividends on shares of Series F Preferred Stock and Series G Preferred Stock in shares of the Company's common stock on April 15, 2002, the conversion price of the Series B Preferred Stock was adjusted such that one share of Series B Preferred Stock is convertible into
0.4797 shares of common stock as of April 15, 2002. Prior to April 15, 2002, the conversion price was 0.4668 shares of common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit No.                           Description
         -----------                           -----------
         4 Rights Agreement, dated as of January 23, 2002 between CRIIMI MAE Inc. and Registrar and Transfer Company, as Rights Agent (the "Rights Agreement"). The Rights Agreement includes, as Exhibit A, the form of Articles Supplementary to the Articles of Incorporation of the Company setting forth the terms of the Series H Preferred Stock, as Exhibit B, the form of Rights Certificate and, as Exhibit C, the form of Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 4 to Current Report on Form 8-K filed on January 25, 2002).

         4.1 First Amendment to the Rights Agreement dated March 14, 2002 (incorporated by reference to Exhibit
                                          4.1 to Current Report on Form 8-K
                                          filed on March 22, 2002).

         99 Settlement Agreement, dated as of February 6, 2002, between CRIIMI MAE Inc. and First Union National Bank (incorporated by reference to Exhibit
                                          99.1 to Current Report on Form 8-K
                                          filed on February 13, 2002).

         99.1 Order Approving Settlement and Compromise with First Union National Bank dated March 5, 2002 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 22, 2002).

         99.2 Special Serviced Loan Report relating to specially serviced loans underlying the Company's CMBS as of March 31, 2002 (filed herewith).

(b)      REPORTS ON FORM 8-K

                 Date                          Purpose
                 ----                          -------

         January 25, 2002                 To report the Board of Directors'
                                          adoption of a Shareholder Rights Plan.

         February 13, 2002                To report the settlement agreement
                                          between the Company and First Union
                                          National Bank to settle the
                                          outstanding litigation, subject to
                                          bankruptcy court approval.

         March 22, 2002                   To report:  (1) the bankruptcy court's
                                          approval of the settlement agreement
                                          between First Union National Bank and
                                          the Company, (2) an amendment to the
                                          Rights Agreement dated March 14, 2002,
                                          (3) a press release on March 20, 2002
                                          announcing a $31 million non-cash
                                          impairment charge related to the
                                          Company's CMBS for the fourth quarter
                                          of 2001, (4) a press release on
                                          March 21, 2002 announcing the
                                          settlement of the litigation with
                                          First Union National Bank and the
                                          Company's redemption of all
                                          outstanding shares of its Series E
                                          Preferred Stock, and (5) a press
                                          release on March 21, 2002 announcing
                                          the Board of Directors' declaration of
                                          dividends on shares of the company's
                                          Series B Preferred Stock, Series F
                                          Preferred Stock, and Series G
                                          Preferred Stock, payable in common
                                          stock.

                                Signature

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CRIIMI MAE INC.



May 9, 2002                                /s/Cynthia O. Azzara
---------------------------                ----------------------------------
DATE                                       Cynthia O. Azzara
                                           Senior Vice President,
                                           Principal Accounting Officer
                                            and Chief Financial Officer