Form 10-Q
period 2002-06-30
CRIIMI MAE INC
filed 2002-08-14
CIK 847322

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

For the quarter ended June 30, 2002              Commission file number 1-10360

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding as of August 12, 2002
          -----                            ---------------------------------
 Common Stock, $0.01 par value                       13,941,668

                                 CRIIMI MAE INC.

                          Quarterly Report on Form 10-Q



                                                                          Page
PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2002
           (unaudited) and December 31, 2001..............................  3

          Consolidated Statements of Income for the three and six
           months ended June 30, 2002 and 2001 (unaudited)................  4

          Consolidated Statements of Changes in Shareholders' Equity
           for the six months ended June 30, 2002 (unaudited).............  5

          Consolidated Statements of Cash Flows for the six
           months ended June 30, 2002 and 2001 (unaudited)................  6

          Notes to Consolidated Financial Statements (unaudited)..........  7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................ 35

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...... 61


PART II.  Other Information

Item 2.   Changes in Securities........................................... 62

Item 4.   Submission of Matters to a Vote of Security Holders............. 62

Item 6.   Exhibits and Reports on Form 8-K................................ 63

Signatures ............................................................... 65

                                     PART I

ITEM 1.         FINANCIAL STATEMENTS

                            CRIIMI MAE INC.
                      CONSOLIDATED BALANCE SHEETS

CAPTION>

                                                                              June 30,            December 31,
                                                                                2002                  2001
                                                                         -------------------   -------------------
                                                                            (unaudited)
Assets:
  Mortgage assets:
    Subordinated CMBS and Other MBS, at fair value                          $   549,298,785       $   536,204,992
    Subordinated CMBS pledged to secure Securitized Mortgage
         Obligation - CMBS, at fair value                                       310,509,815           296,477,050
    Insured mortgage securities, at fair value                                  311,314,273           343,091,303
  Equity investments                                                              8,080,823             9,312,156
  Other assets                                                                   26,070,661            37,180,968
  Receivables                                                                    24,843,347            18,973,680
  Servicing other assets                                                         20,917,586            18,250,824
  Servicing cash and cash equivalents                                             5,208,440             6,515,424
  Restricted cash and cash equivalents                                            8,027,400            38,214,277
  Other cash and cash equivalents                                                14,073,124            10,783,449
                                                                         -------------------   -------------------
Total assets                                                                $ 1,278,344,254       $ 1,315,004,123
                                                                         ===================   ===================
Liabilities:
  Variable-rate secured borrowing                                           $   228,945,230       $   244,194,590
  Series A senior secured notes                                                  95,854,483            99,505,457
  Series B senior secured notes                                                  66,175,191            63,937,383
  Payables and accrued expenses                                                  21,263,547            25,946,959
  Mortgage payable                                                                7,161,953             7,109,252
  Servicing liabilities                                                           1,049,369             3,660,173
  Securitized mortgage obligations:
    Collateralized bond obligations-CMBS                                        284,491,760           283,047,470
    Collateralized mortgage obligations-
       insured mortgage securities                                              294,717,999           326,558,161
                                                                         -------------------   -------------------
Total liabilities                                                               999,659,532         1,053,959,445
                                                                         -------------------   -------------------
Shareholders' equity:
  Preferred stock, $0.01 par; 75,000,000
     shares authorized; 3,424,992 and 3,597,992 shares
     issued and outstanding, respectively                                            34,250                35,980
  Common stock, $0.01 par; 300,000,000 shares
     authorized; 13,941,668 and 12,937,341 shares
      issued and outstanding, respectively                                          139,417               129,373
  Accumulated other comprehensive income (loss):
    Unrealized gains (losses) on mortgage assets                                 30,607,630            (6,060,398)
    Unrealized losses on interest rate caps                                      (1,124,674)             (383,200)
  Deferred compensation                                                             (52,985)                    -
  Additional paid-in capital                                                    619,178,364           632,887,967
  Accumulated deficit                                                          (370,097,280)         (365,565,044)
                                                                         -------------------   -------------------

Total shareholders' equity                                                      278,684,722           261,044,678
                                                                         -------------------   -------------------

Total liabilities and shareholders' equity                                  $ 1,278,344,254       $ 1,315,004,123
                                                                         ===================   ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                           CRIIMI MAE INC.
                  CONSOLIDATED STATEMENTS OF INCOME

                                                                               For the three                    For the six
                                                                            months ended June 30,           months ended June 30,
                                                                            2002           2001             2002           2001
                                                                        ------------   ------------     ------------   ------------
Interest income:
  Subordinated CMBS                                                     $ 25,600,119   $ 26,355,666     $ 51,136,504   $ 52,671,461
  Insured mortgage securities                                              6,143,229      7,362,820       12,638,723     14,858,069
                                                                        ------------   ------------     ------------   ------------
  Total interest income                                                   31,743,348     33,718,486       63,775,227     67,529,530
                                                                        ------------   ------------     ------------   ------------
Interest and related expenses:
  Variable-rate secured borrowing                                          3,825,304      4,764,250        7,696,951      4,764,250
  Series A senior secured notes                                            2,928,412      2,615,322        5,892,821      2,615,322
  Series B senior secured notes                                            3,444,073      2,626,185        6,809,205      2,626,185
  Fixed-rate collateralized bond obligations-CMBS                          6,573,995      6,422,105       12,939,900     12,786,162
  Fixed-rate collateralized mortgage obligations - insured securities      6,160,178      6,832,650       12,654,718     13,837,188
  Variable-rate secured borrowings-CMBS                                            -      1,059,418                -      7,325,059
  Fixed-rate senior unsecured notes                                                -        430,891                -      2,712,142
  Other interest expense                                                     253,400        177,148          497,982      2,095,692
                                                                        ------------   ------------     ------------   ------------
  Total interest expense                                                  23,185,362     24,927,969       46,491,577     48,762,000
                                                                        ------------   ------------     ------------   ------------
Net interest margin                                                        8,557,986      8,790,517       17,283,650     18,767,530
                                                                        ------------   ------------     ------------   ------------
  General and administrative expenses                                     (2,679,860)    (2,609,919)      (5,882,474)    (4,983,051)
  Depreciation and amortization                                             (368,564)      (839,198)        (608,540)    (1,840,683)
  Servicing revenue                                                        2,494,037              -        5,257,573              -
  Servicing general and administrative expenses                           (2,134,890)             -       (4,625,984)             -
  Servicing amortization, depreciation, and impairment expenses             (402,931)             -         (910,810)             -
  Servicing restructuring expenses                                          (141,240)             -         (141,240)             -
  Servicing gain on sale of servicing rights                               4,817,598              -        4,817,598              -
  Income tax expense - servicing                                            (975,220)             -         (908,776)             -
  Equity in earnings (losses) from investments                               118,438     (1,360,743)         232,742     (1,954,541)
  Other income, net                                                          585,528        785,618        1,430,431      2,352,849
  Net losses on mortgage security dispositions                              (146,473)       (66,214)        (256,292)       (55,802)
  Impairment on CMBS                                                      (5,151,091)             -       (5,151,091)             -
  Hedging expense                                                           (306,569)       (67,780)        (396,327)      (921,039)
  Investment banking fees                                                   (244,444)             -         (244,444)             -
  Reorganization items                                                             -     (1,025,411)               -     (1,445,628)
  Emergence financing origination fee                                              -     (3,936,616)               -     (3,936,616)
                                                                        ------------   ------------     ------------   ------------
                                                                          (4,535,681)    (9,120,263)      (7,387,634)   (12,784,511)
                                                                        ------------   ------------     ------------   ------------
Net income (loss) before cumulative effect of changes in accounting
  principles                                                               4,022,305       (329,746)       9,896,016      5,983,019
Cumulative effect of adoption of SFAS 142                                          -              -       (9,766,502)             -
Cumulative effect of change in accounting principle related to
  servicing revenue                                                                -              -                -      1,995,262
Cumulative effect of adoption of SFAS 133                                          -              -                -       (135,142)
                                                                        ------------   ------------     ------------    -----------
Net income (loss) before dividends accrued or paid on preferred shares     4,022,305       (329,746)         129,514      7,843,139
Dividends accrued or paid on preferred shares                             (1,726,560)    (2,046,072)      (4,661,750)    (4,188,797)
                                                                        ------------   ------------     ------------    -----------
Net income (loss) available to common shareholders                      $  2,295,745   $ (2,375,818)    $ (4,532,236)  $  3,654,342
                                                                        ============   ============     ============   ============

Net income (loss) available to common shareholders per common share:
      Basic - before cumulative effect of changes in accounting
        principles                                                      $       0.16   $      (0.21)    $       0.39   $       0.19
                                                                        ============   ============     ============   ============
      Basic - after cumulative effect of changes in accounting
        principles                                                      $       0.16   $      (0.21)    $      (0.34)  $       0.39
                                                                        ============   ============     ============   ============
      Diluted - before cumulative effect of changes in accounting
        principles                                                      $       0.16   $      (0.21)    $       0.38   $       0.19
                                                                        ============   ============     ============   ============
      Diluted - after cumulative effect of changes in accounting
        principles                                                      $       0.16   $      (0.21)    $      (0.34)  $       0.37
                                                                        ============   ============     ============   ============
  Shares used in computing basic earnings (loss) per share                13,915,490     11,297,061       13,487,773      9,425,586
                                                                        ============   ============     ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                                 CRIIMI MAE INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      For the six months ended June 30, 2002
                                      (Unaudited)

                                                                                        Accumulated
                                Preferred    Common       Additional                       Other                          Total
                                Stock Par   Stock Par      Paid-in     Accumulated     Comprehensive     Deferred      Shareholders'
                                  Value       Value        Capital       Deficit       Income (Loss)   Compensation       Equity
                                ---------  -----------   -----------   ------------    --------------  -------------   -------------
Balance at December 31, 2001    $   35,980  $ 129,373   $ 632,887,967  $(365,565,044)  $  (6,443,598)   $         -   $ 261,044,678

   Net income before dividends
    accrued or paid on preferred
    shares                              -           -               -        129,514               -              -         129,514
   Adjustment to unrealized
    gains/losses on mortgage assets     -           -               -              -      36,668,028              -      36,668,028
   Adjustment to unrealized losses
    on interest rate caps               -           -               -              -        (741,474)             -        (741,474)
   Dividends accrued or paid on
    preferred shares                    -           -               -     (4,661,750)              -              -      (4,661,750)
   Common shares issued related
    to preferred stock dividends        -       9,664       3,435,128              -               -              -       3,444,792
   Common shares issued                 -          55          23,994              -               -              -          24,049
   Issuance of restricted stock         -         325         129,350              -               -       (129,675)              -
   Amortization of deferred
     compensation                       -           -               -              -               -         76,690          76,690
   Redemption of Series E
     Preferred Stock                (1,730)         -     (17,298,075)             -               -              -     (17,299,805)
                                ----------  ---------   -------------  -------------   -------------    -----------    ------------
Balance at June 30, 2002        $   34,250  $ 139,417   $ 619,178,364  $(370,097,280)  $  29,482,956    $   (52,985)  $ 278,684,722
                                ==========  =========   =============  =============   =============    ===========    ============


The accompanying notes are an integral part of these consolidated financial statements.

                           CRIIMI MAE INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the six months ended June 30,
                                                                                    2002                  2001
                                                                              -----------------     -----------------
Cash flows from operating activities:
    Net income before dividends accrued or paid on preferred shares                $   129,514           $ 7,843,139
    Adjustments to reconcile net income before dividends accrued or paid on preferred shares to net cash provided by operating activities:
       Gain on sale of servicing rights                                              4,817,598                     -
       Amortization of discount and deferred financing costs on debt                 3,075,631             3,052,810
       Accrual of extension fees related to New Debt                                 2,137,877               860,711
       Depreciation and amortization                                                   608,540             1,854,643
       Discount amortization on mortgage assets, net                                (5,677,819)           (4,866,995)
       Net losses on mortgage security dispositions                                    256,292                55,802
       Equity in (earnings) losses from investments                                   (232,742)            1,954,541
       Servicing amortization, depreciation and impairment                             910,810                     -
       Hedging expense                                                                 396,327             1,056,181
       Amortization of deferred compensation                                            76,690                     -
       Impairment on CMBS                                                            5,151,091                     -
       Cumulative effect of adoption of SFAS 142                                     9,766,502                     -
       Cumulative effect of change in accounting principle related to
           servicing revenue                                                                 -            (1,995,262)
       Changes in assets and liabilities:
          Decrease in restricted cash and cash equivalents                          30,186,877            59,564,084
          (Increase) decrease in receivables and other assets                       (6,975,698)           23,045,303
          Decrease in payables and accrued expenses                                 (4,366,333)          (41,785,299)
          Increase in servicing other assets                                        (6,665,966)                    -
          Decrease in servicing liabilities                                         (2,610,804)                    -
       Sales (purchases) of other MBS, net                                             873,048            (2,944,461)
       Change in reorganization items accrual                                                -               176,267
       Non-cash reorganization items                                                         -              (431,902)
                                                                              -----------------     -----------------
       Net cash provided by operating activities                                    31,857,435            47,439,562
                                                                              -----------------     -----------------
Cash flows from investing activities:
    Proceeds from mortgage security prepayments                                     37,115,941             9,362,453
    Distributions received from AIM Investments                                      1,464,075             1,496,818
    Receipt of principal payments                                                    1,980,474             2,182,226
    Cash received in excess of income recognized on unrated Subordinated CMBS        1,857,293             3,263,795
    Proceeds from sale of servicing rights by CMSLP                                  8,180,561                     -
    Purchases of investment-grade CMBS by CMSLP                                     (9,905,520)                    -
                                                                              -----------------     -----------------
       Net cash provided by investing activities                                    40,692,824            16,305,292
                                                                              -----------------     -----------------
Cash flows from financing activities:
    Principal payments on securitized mortgage obligations                         (32,907,210)          (11,455,602)
    Principal payments on New Debt                                                 (18,900,334)                    -
    Principal payments on secured borrowings and other debt obligations                (50,161)         (138,914,941)
    Proceeds from the issuance of common stock                                          24,049                     -
    Redemption of Series E Preferred Stock, including accrued dividends            (18,733,912)                    -
                                                                              -----------------     -----------------
       Net cash used in financing activities                                       (70,567,568)         (150,370,543)
                                                                              -----------------     -----------------
Net increase (decrease) in cash and cash equivalents                                 1,982,691           (86,625,689)

Cash and cash equivalents, beginning of period (1)                                  17,298,873           106,569,778
                                                                              -----------------     -----------------
Cash and cash equivalents, end of period (1)                                      $ 19,281,564          $ 19,944,089
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

     Virtually all of the Company's cash flows relating to existing assets are, and are currently expected to be, used to satisfy principal, interest and fee obligations under the Company's variable-rate secured financing facility (the "Variable-Rate Secured Borrowing"), Series A Senior Secured Notes, and Series B Senior Secured Notes (collectively, the "New Debt") and to pay general and administrative and other operating expenses of the Company. Therefore, although the Company continues to pay down its debt obligations, the utilization of cash flows for debt service and operating expenses results in virtually no remaining net cash flow available for other activities, to the extent permitted under the operative documents evidencing the New Debt.

     The Company is exploring possible ways of achieving improved financial flexibility and other strategic alternatives to maximize shareholder value. In May 2002, the Company retained the investment banking firm of Friedman, Billings, Ramsey & Co., Inc. ("FBR") to assist the Company with an evaluation of strategic alternatives designed to maximize shareholder value. The Company is exploring a range of strategic alternatives. There can be no assurance that the Company will be successful in achieving its goals to maximize shareholder value. If it is determined that a sale of Subordinated CMBS would maximize shareholder value, in part due to the expressions of interest received to date, there can be no assurance that such a sale will be for consideration equal to or greater than the Company's estimate of the fair value of the Subordinated CMBS (as of June 30, 2002) to be sold. See further discussion of the Subordinated CMBS in Notes 3 and 4.

     The Company's business is subject to a number of risks and uncertainties including, but not limited to: (1) risks associated with substantial indebtedness or leverage;  (2) borrowing  risks;  (3) restrictions on dividends;
(4) the limited protection provided by hedging transactions; (5) inherent risks in owning Subordinated CMBS; (6) the limited liquidity of the Subordinated CMBS market; (7) possible effects of terrorist attacks, an economic slowdown and/or recession on losses and defaults related to the mortgages underlying the Company's CMBS portfolio; (8) risks related to the New Debt including the ability to meet payment and other obligations thereunder; (9) risks associated with the trader election and limitation or loss of net operating losses for tax purposes; (10) results of operations adversely affected by factors beyond the Company's control; (11) the effect of the yield curve on borrowing costs; (12) the effect of phantom (non-cash) income on total income; (13) the effect of interest rate compression on the market price of the Company's stock; (14) risk of loss of REIT status and other tax matters; (15) failure to manage the mismatch between long-term assets and short-term funding; (16) competition; (17) taxable mortgage pool risk; (18) risk of becoming subject to the requirements of the Investment Company Act of 1940; (19) risk that future issuances of shares of common stock issued in payment of dividends on preferred shares could adversely affect the common stock price and impair the Company's ability to raise capital;
(20) risk of failure to achieve strategic alternatives; and (21) risk that charter ownership limitations and anti-takeover measures could prevent or delay a change in control.

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

     The Company's Net Operating Loss for Tax Purposes/Shareholder Rights Plan

     In 2000, the Company began trading in both short and longer duration fixed income securities, including non-investment grade and investment grade CMBS and investment grade residential mortgage-backed securities (such securities traded and all other securities of the type described constituting the "Trading Assets" to the extent owned by CRIIMI MAE Inc. or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary ("Other MBS")), which, for financial reporting purposes, are classified as Subordinated CMBS and Other MBS on the balance sheet. The Company seeks maximum total return through short term trading, consistent with prudent investment management. Returns from such activities include capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, and other arbitrage opportunities.

     As a result of its trader election in 2000, CRIIMI MAE recognized a mark-to-market tax loss in its income tax return on its Trading Assets on January 1, 2000 of approximately $478 million (the "January 2000 Loss"). Such loss is expected to be recognized evenly for tax purposes over four years beginning with the year 2000 (i.e., approximately $120 million per year). The Company expects such loss to be an ordinary loss for tax purposes. Additionally, as a result of its trader election, the Company is required to mark-to-market its Trading Assets on a tax basis at the end of each tax year. Any increase or decrease in the value of the Trading Assets as a result of the year-end mark-to-market requirement will generally result in either a tax gain (if an increase in value) or a tax loss (if a decrease in value). Such tax gains or losses, as well as any realized gains or losses from the disposition of Trading Assets during each year, are also expected to be ordinary gains or losses. Assets transferred to CBO REIT, a subsidiary of the Company, as part of the Company's Chapter 11 reorganization plan (the "Reorganization Plan") are no longer required to be marked-to-market on a tax basis since CBO REIT is not a trader in securities for tax purposes. As a result, the mark-to-market of such assets ceased as of April 17, 2001.

     Since gains and losses associated with trading activities are expected to be treated as ordinary, any gains will generally increase taxable income and any losses will generally decrease taxable income. Because the REIT rules generally require the Company to distribute 90% of its taxable income to shareholders, any increases in taxable income from trading activities will generally result in an increase in REIT distribution requirements and any decreases in taxable income from trading activities will generally result in a decrease in REIT distribution requirements (or, if taxable income is reduced to zero because of a net operating loss or loss carry forward, eliminate REIT distribution requirements).

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

     The Company generated a net operating loss for tax purposes of approximately $(96.9) million for the year ended December 31, 2001. As such, the Company's taxable income was reduced to zero and, accordingly, the Company's REIT distribution requirement was eliminated for 2001. As of December 31, 2001, the Company's accumulated and unused net operating loss ("NOL") was $(146.5) million. Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back because CRIIMI MAE is a REIT. If a Trading Asset is marked down because of an increase in interest rates, rather than from credit losses, such mark-to-market losses may be recovered over time through taxable income. Any recovered mark-to-market losses will generally be recognized as taxable income, although there is expected to be no corresponding increase in cash flow. See also the discussion in Note 9 with respect to the remaining January 2000 Loss.

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

     The Company's future use of NOLs for tax purposes could be substantially limited in the event of an "ownership change" as defined under Section 382 of the Tax Code. As a result of these limitations imposed by Section 382 of the Tax Code, in the event of an ownership change, the Company's ability to use its NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards  cannot be fully  utilized  under  these  limitations  within  the carryforward periods, the NOL carryforwards would expire unutilized. Accordingly, after any ownership change, the Company's ability to use its NOLs to reduce or offset taxable income would be substantially limited or not available under Section 382. In general, a company reaches the "ownership change" threshold if the "5% shareholders" increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of the Company's capital stock.

     The Company is not aware of any acquisition of shares of its capital stock that has created an "ownership change" under Section 382 of the Tax Code. Currently, the Company does not know of any acquisition of shares of its capital stock that will create an "ownership change" under Section 382 of the Tax Code. The Company adopted a shareholder rights plan in January 2002 and amended its corporate charter ("Charter") in May 2002 to allow it to minimize the chance of an ownership change within the meaning of Section 382 of the Tax Code. There can be no assurance that an ownership change will not occur. The Charter amendments were approved by the Company's shareholders on May 14, 2002 and became effective on May 15, 2002.

     If an "ownership change" occurs under Section 382 of the Tax Code, the Company's prospective use of its accumulated and unused NOL and the remaining January 2000 Loss, representing a combined total amount of approximately $(363.7) million (as of June 30, 2002), will be limited. If the Company had lost its ability to use its accumulated NOL as of January 1, 2001, the Company's taxable income would have been $22.7 million for the year ended December 31, 2001. This increase in taxable income would have created a requirement to distribute 100 percent of this income to the Company's common shareholders. If the Company was unable to distribute the taxable income to its shareholders, it would have been subject to corporate Federal and state income taxes of up to approximately $9.3 million for the year ended December 31, 2001.

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

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that all of its government-insured mortgage securities constitute Qualifying Interests with the exception of one such security which constitutes an Other Real Estate Interest. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of June 30, 2002, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of June 30, 2002 and December 31, 2001 (audited), the consolidated results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. The accompanying consolidated financial statements include the financial results of CRIIMI MAE and all of its majority-owned and controlled subsidiaries.

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

Income Recognition and Carrying Basis

     Subordinated CMBS and Other Mortgage-Backed Securities

     Prior to April 1, 2001, CRIIMI MAE recognized income from Subordinated CMBS using the effective interest method, using the anticipated yield over the projected life of the investment. Changes in anticipated yields were generally calculated due to revisions in estimates of future credit losses, actual losses incurred, revisions in estimates of future prepayments and actual prepayments received. Changes in anticipated yields resulting from prepayments were recognized through a cumulative catch-up adjustment at the date of the change, which reflected the change in income of the security from the date of purchase through the date of change in anticipated yield. The new yield was then used for income recognition for the remaining life of the investment. Changes in anticipated yields resulting from reduced estimates of losses were recognized on a prospective basis. When other than temporary impairment was recognized, a new yield was calculated on the Subordinated CMBS based on its new cost basis (fair value at date of impairment) and expected future cash flows. This revised yield was employed prospectively. Effective April 1, 2001, CRIIMI MAE adopted Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," to recognize income on its Subordinated CMBS. Under EITF 99-20, when there has been a change in estimated future cash flows from the cash flows previously projected (due to prepayment speeds and/or credit losses), the Company calculates a revised yield based on the current amortized cost of the investment and the revised future cash flows. This revised yield is applied prospectively to recognize interest income. CRIIMI MAE classifies its Subordinated CMBS as Available for Sale and carries them at fair market value where temporary changes in fair value are recorded as a component of shareholders' equity. Upon the sale of such securities, any gain or loss is recognized in the income statement.

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

Impairment

     Subordinated CMBS and Other Mortgage-Backed Securities

     CRIIMI MAE assesses each Subordinated CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: (1) fair value has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period that fair value is expected to be below amortized cost through the period of time the Company expects the value to recover to amortized cost, or (2) the Company's revised projected cash flows related to the Subordinated CMBS and the Subordinated CMBS's current cost basis result in a decrease in the yield that was previously used to recognize income. This decrease in yield would be primarily a result of the credit quality of the security declining and the Company determining that the current estimate of expected future credit losses exceeds credit losses as originally projected or that expected credit losses will occur sooner than originally projected. The amount of impairment loss is measured by comparing the fair value, based on available market information and management's estimates, of the Subordinated CMBS to its current amortized cost basis; the difference is recognized as a loss in the income statement. The Company assesses current economic events and conditions that impact the value of its Subordinated CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred. Impairment charges aggregating approximately $5.2 million were recognized during the three and six months ended June 30, 2002. See Note 4 for further discussion of the impairment charges.

     CRIIMI MAE assesses each Other MBS for other than temporary impairment when the fair market value of the security declines below the respective amortized cost and CRIIMI MAE concludes that it no longer has the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of the security to its current cost basis; the difference is recognized as a loss in the income statement. No impairment loss was recognized during the three and six months ended June 30, 2002.

Consolidated Statements of Cash Flows

     Since the consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity, the consolidated statements of cash flows do not reflect investing and financing activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments. The following is the supplemental cash flow information:

                                                     Three months ended June 30,        Six months ended June 30,
                                                         2002              2001             2002             2001
                                                     -------------     -------------    -------------    -------------
      Cash paid for interest                          $20,420,677       $63,813,340      $37,155,371      $82,747,701
      Non-cash investing and financing
        activities:
           Issuance of restricted stock                        --                --          129,675               --
           Preferred stock dividends paid in
             shares of common stock                     3,444,792        14,999,183        3,444,792       14,999,183


Comprehensive Income (Loss)

     The following table presents comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001:

                                                    Three months ended June 30,           Six months ended June 30,
                                                      2002                2001               2002              2001
                                                 --------------     ---------------    ---------------     -------------
      Net income (loss) before dividends
          accrued or paid on preferred shares     $  4,022,305       $   (329,746)       $    129,514       $  7,843,139
      Adjustment to unrealized
          gains/losses on mortgage assets           35,548,935        (17,087,250)         36,668,028         (4,383,086)
      Adjustment to unrealized losses on
          interest rate caps                          (812,055)                --            (741,474)                --
                                                  ------------       ------------        ------------       ------------
      Comprehensive income (loss)                 $ 38,759,185       $(17,416,996)       $ 36,056,068       $  3,460,053
                                                  ============       ============        ============       ============


Change in Accounting Principle due to Adoption of SFAS No. 142

     In June of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142, among other things, prohibits the amortization of existing goodwill and certain types of other intangible assets and establishes a new method of testing goodwill for impairment. Under FAS 142, the method for testing goodwill for impairment occurs at the reporting unit level (as defined in FAS 142) and is performed using a fair value based approach. FAS 142 was effective for the Company on January 1, 2002. The transition provisions of FAS 142 required the Company to reclassify $8.4 million of intangible assets related to the Merger in 1995 to goodwill.

When combined with the current goodwill of $1.4 million, this resulted in $9.8 million of goodwill on the Company's books. Effective upon adoption on January 1, 2002, the Company wrote off this goodwill and recorded a resulting non-cash impairment charge of approximately $9.8 million for this change in accounting principle. The goodwill relates to the Portfolio Investment reporting unit (as defined in Note 14). The fair value of the reporting unit was determined using a market capitalization approach and the impairment was primarily a result of the significant decrease in the Company's common stock price since the Merger in 1995. This change in accounting principle reduces the Company's annual amortization expense by approximately $2.8 million.

     The following table presents pro forma disclosures assuming that FAS 142 was adopted at the beginning of 2001:

                                                                                     Three months          Six months
                                                                                     ended June 30,       ended June 30,
                                                                                          2001                 2001
                                                                                     --------------       --------------
Reported net (loss) income available to common shareholders                          $   (2,375,818)      $    3,654,342
Add:  Goodwill amortization                                                                  99,867              199,734
Add:  Intangible assets amortization                                                        597,500            1,195,002
                                                                                     --------------       --------------
Adjusted net (loss) income available to common shareholders                          $  (1,678,451)       $    5,049,078
                                                                                     ==============       ==============

Basic earnings per share ("EPS"):
   Reported basic EPS after cumulative effect of changes in accounting principles    $        (0.21)      $         0.39
   Goodwill amortization                                                                       0.01                 0.02
   Intangible assets amortization                                                              0.05                 0.13
                                                                                     --------------       --------------
   Adjusted basic EPS after cumulative effect of changes in accounting principles    $        (0.15)      $         0.54
                                                                                     ==============       ==============

Diluted EPS:
   Reported diluted EPS after cumulative effect of changes in accounting
       principles                                                                    $        (0.21)      $         0.37
   Dilutive effect of convertible preferred stock (a)                                            --                (0.01)
   Goodwill amortization                                                                       0.01                 0.02
   Intangible assets amortization                                                              0.05                 0.10
                                                                                     --------------       --------------
   Adjusted diluted EPS after cumulative effect of changes in accounting principles  $        (0.15)      $         0.48
                                                                                     ==============       ==============

(a) The addition of the goodwill and intangible assets amortization to reported net income caused the Series E Preferred Stock (as defined in Note
     11) to be dilutive.

Change in Accounting Principle related to Special Servicing Fee Revenue Recognition

     As of July 1, 2001, CMSLP changed its accounting policy related to the recognition of special servicing fee revenue. Special servicing fees are paid to CMSLP when mortgage loans collateralizing CMBS owned by the Company are in default. Typically, CMSLP is paid 25 basis points of the unpaid principal balance of the defaulted mortgage loans for as long as the loans are in default. The fees are paid to compensate the special servicer for managing and resolving the defaulted loan. Historically, CMSLP had deferred special servicing fee revenue and recorded that revenue into earnings using the method consistent with the Company's policy of recognizing interest income over the life of the CMBS owned by CRIIMI MAE on the level yield basis. CMSLP is now recording these special servicing fees in earnings on a current basis. This change in accounting policy was made to better match revenues and expenses related to the actual special servicing of the defaulted loans. The special servicing fees are paid on a current basis by the trusts holding the mortgage loans and those payments directly reduce the cash flow paid on the Company's CMBS. Therefore, the special servicing fees paid are built into the GAAP yields the Company uses to record interest income on its CMBS. CMSLP changed its accounting policy to recognize the special servicing fees in earnings on a current basis as it believed this policy better matches the special servicing fees it earns with the direct costs expended for special servicing the loans. The CMBS and special servicing rights are evidenced and governed by separate legal instruments or contracts.

     The Company was required to reflect this change in accounting principle as a cumulative catch-up as of January 1, 2001. As of January 1, 2001 CMSLP had approximately $2.0 million in deferred revenue related to the special servicing fee revenue. As a result, this amount was recorded into income and is reflected as a cumulative change in accounting principle for the six months ended June 30, 2001. The results of operations for the three and six months ended June 30, 2002 and 2001 reflect the recognition of special servicing fee revenue on a current basis. As previously discussed, prior to July 1, 2001, CMSLP was accounted for using the equity method and, as a result, the impact of the new accounting principle (except for the cumulative catch-up) is reflected in equity in income from investments for the six months ended June 30, 2001. The effect of this change was to increase net income (loss) before cumulative effect of changes in accounting principles by approximately $182,000 ($0.02 per diluted share before cumulative effect of changes in accounting principles) for the three months ended June 30, 2001 and by approximately $327,000 ($0.03 per diluted share before cumulative effect of changes in accounting principles) for the six months ended June 30, 2001.

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

                                                      As of June 30, 2002            As of December 31, 2001
                                                Amortized Cost     Fair Value    Amortized Cost     Fair Value
                                                --------------     ----------    --------------     ----------
ASSETS:
Subordinated CMBS and Other MBS (1)               $ 543,347,916   $ 549,298,785    $ 546,981,955   $ 536,204,992
Subordinated CMBS pledged to secure
   Securitized Mortgage Obligation - CMBS           285,460,371     310,509,815      283,993,690     296,477,050
Insured mortgage securities                         311,836,099     311,314,273      350,982,991     343,091,303
Interest rate protection agreements                   1,743,098         572,788          448,789          65,589
Servicing other assets                            See footnote(2) See footnote(2)  See footnote(2) See footnote(2)
Servicing cash and cash equivalents                   5,208,440       5,208,440        6,515,424       6,515,424
Restricted cash and cash equivalents                  8,027,400       8,027,400       38,214,277      38,214,277
Other cash and cash equivalents                      14,073,124      14,073,124       10,783,449      10,783,449

LIABILITIES:
Variable-rate secured borrowing                     228,945,230     228,945,230      244,194,590     244,194,590
Series A senior secured notes                        95,854,483      90,582,486       99,505,457      95,276,475
Series B senior secured notes                        66,175,191      58,234,168       63,937,383      54,826,306
Securitized mortgage obligations:
   Collateralized bond obligations-CMBS             284,491,760     310,509,815      283,047,470     296,477,050
   Collateralized mortgage obligations-
       insured mortgage securities                  294,717,999     326,115,262      326,558,161     351,983,544
Mortgage Payable                                      7,161,953       7,063,737        7,109,252       7,109,252


(1) Includes approximately $7.7 million of amortized cost and fair value related to Other MBS as of June 30, 2002 and approximately $8.6 million of amortized cost and $8.5 million of fair value as of December 31, 2001.
(2) CMSLP owns Subordinated CMBS and interest-only strips with an aggregate amortized cost basis of $2.1 million and $2.3 million and a fair value of $2.2 million and $2.4 million as of June 30, 2002 and December 31, 2001, respectively. Additionally, during June 2002, CMSLP purchased investment-grade CMBS for approximately $9.9 million. These investment-grade CMBS have an aggregate cost basis and a fair value of $9.8 million as of June 30, 2002.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Subordinated CMBS and Other Mortgage-Backed Securities

     The Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of June 30, 2002 and December 31, 2001, using a discounted cash flow methodology. The projected cash flows used by the Company were the same collateral cash flows used to calculate the anticipated weighted average unleveraged yield to maturity. The cash flows were then discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including: (i) institutionally available research reports,
(ii)  recent  trades,   and  (iii)   communications   with  dealers  and  active
Subordinated CMBS investors regarding the valuation of comparable securities. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of June 30, 2002 and

December 31, 2001, it has disclosed the range of discount rates by rating category used in determining the fair market values as of June 30, 2002, in Note 4.

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

Insured Mortgage Securities

     The Company calculated the estimated fair market value of its insured mortgage securities portfolio as of June 30, 2002 and December 31, 2001, using a discounted cash flow methodology. The cash flows were discounted using a discount rate that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including (i) institutionally available research reports and
(ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities.

Servicing, Restricted and Other Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of these instruments.

Obligations Under Financing Facilities

     The fair values of the securitized mortgage obligations as of June 30, 2002 and December 31, 2001 were calculated using a discounted cash flow methodology similar to that discussed in Subordinated CMBS above. The fair values of the Series A and Series B Senior Secured Notes are based on quoted market prices from an investment banking institution. The carrying amount of the Variable-Rate Secured Borrowing approximates fair value because the current rate on the debt resets monthly based on market rates. The fair value of the mortgage payable is estimated based on current market interest rates of mortgage debt.

Interest Rate Protection Agreements

     The fair values of the interest rate protection agreements used to hedge CRIIMI MAE's Variable-Rate Secured Borrowing are the estimated amounts that CRIIMI MAE would receive to terminate the agreements as of June 30, 2002 and December 31, 2001, taking into account current interest rates and the current creditworthiness of the counterparties. The amounts were determined based on quotes received from the counterparties to the agreements.

4.       SUBORDINATED CMBS

     As of June 30, 2002, the Company owned CMBS rated from A+ to CCC and unrated with a total fair value amount for purposes of GAAP of approximately $852 million (representing approximately 67% of the Company's total consolidated assets), an aggregate amortized cost of approximately $821 million, and an aggregate face amount of approximately $1.6 billion. Such CMBS represent investments in securities issued in CBO-1, CBO-2 and Nomura. The June 30, 2002 total fair value includes approximately 34% of the Company's CMBS which are rated BB+, BB, or BB-, 23% which are rated B+, B, B- or CCC and 7% which are unrated. The remaining approximate 36% represents investment grade securities that the Company reflects on its balance sheet as a result of CBO-2. The weighted average interest rate of these CMBS as of June 30, 2002 was 6.0% and the weighted average life was 13 years.

     The aggregate investment by the rating of the Subordinated CMBS is as follows:

                                                                   Discount Rate
                                                                    or Range of
                               Weighted                            Discount Rates
                  Face Amount   Average               Fair Value      Used to     Amortized Cost   Amortized Cost
                     as of   Pass-Through  Weighted      as of       Calculate     as of 6/30/02   as of 12/31/01
Security Rating   6/30/02 (in    Rate       Average   6/30/02 (in    Fair Value    (in millions)   (in millions)
                   millions)    6/30/02     Life (1)   millions)    as of 6/30/02       (3)             (4)
--------------------------------------------------------------------------------------------------------------------
A+ (2)            $   62.6         7.0%     4 years    $  63.8             6.4%     $   59.0            $  58.7

BBB+ (2)             150.6         7.0%     9 years      142.6             7.9%        131.7              131.1

BBB (2)              115.2         7.0%    10 years      104.1             8.5%         94.7               94.2

BB+                  319.0         7.0%    11 years      222.6      12.1%-12.3%        220.9              219.0

BB                    70.9         7.0%    11 years       46.8            12.8%         46.4               46.0

BB-                   35.5         7.0%    12 years       21.7            13.9%         20.6               20.5

B+                    88.6         7.0%    12 years       46.4            16.1%         45.7               45.2

B                    177.2         7.0%    13 years       85.5      16.9%-17.2%         84.4               83.7

B-                   118.3         7.1%    15 years       48.8      19.5%-20.4%         48.3               48.1

CCC                   70.9         7.0%    15 years       13.2            40.1%         13.0               13.1

Unrated/Issuer's     353.5         2.4%    18 years       56.6      35.0%-67.4%         56.4               62.8
Equity
                 ----------                           ---------                    ----------          ---------
Total (6)         $1,562.3         6.0%    13 years    $ 852.1 (6)                  $  821.1 (5)       $  822.4
                 ==========                           =========                    ==========          =========

(1) Weighted average life represents the weighted average expected life of the Subordinated CMBS prior to consideration of losses, extensions or prepayments. The weighted average life of the Subordinated CMBS may be significantly shorter, particularly with respect to the Issuer's Equity in CBO-1 (face amount of $93.9 million) and CBO-2 (face amount of $213.8 million) based on the Company's current loss expectations or potential additional increases in such loss expectations.

(2) In connection with a resecuritization of CMBS effected by the Company in 1998 ("CBO-2"), $62.6 million (originally A rated, currently A+ rated) and $60.0 million (originally BBB rated, currently BBB+ rated) face amount of investment grade securities were sold with call options and $345 million (originally A rated, currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, the Company initially retained $90.6 million (originally BBB rated, currently BBB+ rated) and $115.2 million (originally BBB- rated, currently BBB rated) face amount of securities, both with call options, with the intention to sell the securities at a later date. Such sale occurred March 5, 1999. Since the Company retained call options on certain sold bonds (the A+, BBB+ and BBB bonds), the Company did not surrender control of these securities pursuant to the requirements of SFAS No. 125 and thus these securities are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, CRIIMI MAE has retained the securities with call options in its Subordinated CMBS portfolio reflected on its balance sheet.

(3)   Amortized cost reflects impairment charges of approximately
      $5.2 million related to the Nomura and CBO-2 unrated bonds, which were recognized during the three months ended June 30, 2002. These impairment charges are in addition to the cumulative impairment charges of approximately $178.1 million that were recognized through December 31, 2001. These impairment charges are discussed later in this note.

(4) Amortized cost reflects approximately $178.1 million of cumulative impairment charges related to certain CMBS (all bonds except those rated A+ and BBB+), which were recognized through December 31, 2001.

(5) See Notes 1 and 9 to Notes to Consolidated Financial Statements for information regarding the Subordinated CMBS for tax purposes.

(6)   As of June 30, 2002, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $37.1 million, $806.9 million and $8.1 million, respectively.

     Mortgage Loan Pool

     CRIIMI MAE, through CMSLP, performs servicing functions on commercial mortgage loans totaling $18.4 billion and $19.3 billion as of June 30, 2002 and December 31, 2001, respectively. The mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and in the geographic locations identified below:

                      6/30/02           12/31/01            Geographic                 6/30/02           12/31/01
Property Type      Percentage(i)      Percentage(i)         Location (ii)           Percentage(i)      Percentage(i)
-------------      -------------      -------------         -------------           -------------      -------------
Retail...........        30%                30%             California...........           16%                16%
Multifamily......        29%                29%             Texas................           12%                13%
Hotel............        15%                14%             Florida..............            8%                 8%
Office...........        13%                13%             Pennsylvania.........            5%                 5%
Other (iv).......        13%                14%             New York.............            5%                 5%
                        ----               ----             Other(iii)...........           54%                53%
    Total........       100%               100%                                            ----               ----
                        ====               ====                 Total............          100%               100%
                                                                                           ====               ====

(i) Based on a percentage of the total unpaid principal balance of the underlying loans.
(ii) No significant concentration by region.
(iii) No other individual state makes up more than 5% of the total.
(iv) The Company's ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes subordinated CMBS in which the Company's exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the "Subordinated Healthcare/Senior-Housing CMBS"). The Subordinated Healthcare/Senior-Housing CMBS are not owned by and are subordinate to the CMBS owned by CRIIMI MAE in this transaction. As a result, CRIIMI MAE's investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the Subordinated Healthcare/Senior-Housing CMBS. As of June 30, 2002, the Company reviewed the loans currently under surveillance by the healthcare and senior housing mortgage loans servicer. Based on its review as of June 30, 2002, the Company does not believe that the aggregate remaining shortfalls and/or realized losses on such healthcare and senior housing mortgage loans is greater than the current outstanding Subordinated Healthcare/Senior-Housing CMBS. As a result, the Company's current estimate of future credit losses as of June 30, 2002 does not include any provision for shortfalls and/or realized losses arising from the healthcare and senior housing mortgage loans currently in special servicing in this CMBS transaction. It should be noted that changes in the future performance of the healthcare and senior housing mortgage loans that result in greater shortfalls and/or losses may result in future losses and/or possible impairment to CRIIMI MAE's CMBS.

     Specially Serviced Mortgage Loans

     CMSLP performs special servicing on the loans underlying CRIIMI MAE's Subordinated CMBS portfolio. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. CRIIMI MAE believes that because it owns the first loss unrated or lowest rated bond of all but one of the CMBS transactions related to its Subordinated CMBS, CMSLP has an incentive to quickly resolve any loan workouts. As of June 30, 2002 and December 31, 2001, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

                                                             6/30/02                12/31/01
                                                             -------                --------
Specially serviced loans due to monetary default (a)     $797.8 million          $701.7 million
Specially serviced loans due to covenant default/other     94.9 million            90.0 million
                                                         --------------         ----------------
Total specially serviced loans (b)                       $892.7 million          $791.7 million
                                                         ==============         ================
Percentage of total mortgage loans (b)                         4.8%                    4.1%
                                                         ==============         ================

(a) Includes $103.4 million and $94.5 million, respectively, of real estate owned by underlying trusts.
(b) As of July 31, 2002, total specially serviced loans were approximately $826 million, or 4.6% of the total mortgage loans. See discussion below for additional information regarding specially serviced loans.

     The specially serviced mortgage loans as of June 30, 2002 were secured by properties of the types and located in the states identified below:

Property Type      $ (in millions)    Percentage            Geographic Location     $ (in millions)    Percentage
-------------      ---------------    ----------            -------------------     ---------------    ----------
Hotel...........      $  486.9            54%               Florida...............      $ 138.5           16%
Retail..........         273.9            31%               Oregon................         93.4           10%
Multifamily.....          43.9             5%               Texas.................         76.4            9%
Office..........          32.1             4%               New York..............         44.5            5%
Healthcare......          27.7             3%               Georgia...............         44.5            5%
Industrial......          18.2             2%               California............         34.6            4%
Other...........          10.0             1%               Other.................        460.8           51%
                      --------           ----                                           -------          ----
  Total.........      $  892.7           100%                 Total...............      $ 892.7          100%
                      ========           ====                                           =======          ====


     As reflected above, as of June 30, 2002, approximately $486.9 million, or 54%, of the specially serviced mortgage loans are secured by mortgages on hotel properties. The hotel properties that secure the mortgage loans underlying the Company's Subordinated CMBS portfolio are geographically diverse, with a mix of hotel property types and franchise affiliations. Of the mortgage loans underlying the Company's Subordinated CMBS, loans representing a total outstanding principal amount of $1.3 billion are secured by limited service hotels, of which $298.2 million are in special servicing as of June 30, 2002. Limited service hotels are generally hotels with room-only operations or hotels that offer a bedroom and bathroom, but limited other amenities, and are often in the budget or economy group. Of the mortgage loans underlying the Company's Subordinated CMBS, loans representing a total outstanding principal amount of $1.5 billion are secured by full service hotels, of which $188.7 million are in special servicing as of June 30, 2002. Full service hotels are generally mid-price, upscale or luxury hotels with restaurant and lounge facilities and other amenities. Of the $486.9 million of hotel loans in special servicing as of June 30, 2002, approximately $304.1 million, or 62%, relate to four borrowing relationships more fully described as follows:

o 25 loans totaling $98.1 million spread across four CMBS transactions secured by hotel properties throughout the U.S. In one of these CMBS transactions, which contains 10 loans totaling $39.0 million, the Company holds only a 25% ownership interest in the non-rated class. In the other three CMBS transactions, the Company holds a 100% ownership interest in the non-rated class. The 25 loans were transferred into special servicing in December 2001 due to the bankruptcy filing of each special purpose borrowing entity and their parent company. The parent company was able to obtain debtor-in-possession financing. The borrowers are currently paying post-petition interest on $71 million of these loans. The properties relating to the remaining $27 million of loans were deemed by the borrowers to be highly leveraged, and therefore, not able to support additional debt. Interest is not being paid current on these loans, and consensual resolution and emergence strategies are currently being negotiated. Based on current negotiations and estimation of property values and potential recoveries on these loans at the completion of the expected workout period, the Company's current estimate of future credit losses includes $3.1 million arising from these mortgage loans currently in special servicing.
o 27 loans totaling $140.4 million spread across three CMBS transactions secured by hotel properties in the west and Pacific northwest states. The borrower has filed for bankruptcy protection. The borrower has indicated that the properties have experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks. Based upon the current estimate of potential recoveries on these loans, which in turn is based on the Company's estimates of property values and pending additional developments in the bankruptcy proceedings, the Company's current estimate of future credit losses includes approximately $5.5 million arising from these mortgage loans currently in special servicing. In calculating estimated recoveries, management considered potential additional recoveries available because of the cross collateralization of certain of these loans as well as other factors specific to the bankruptcy filing. The Company expects to reevaluate recoveries on these loans within approximately 60 days, after the acceptance of final appraisals.
o Five loans totaling $46.1 million secured by hotel properties in Florida and Texas. The loans are past due for the February 2002 payment. Based upon current negotiations and appraised values of these properties, the Company's current estimate of future credit losses includes $7.3 million arising from these mortgage loans currently in special servicing.
o Nine loans totaling $19.5 million secured by limited service hotels in midwestern states. The loans are past due for the February 2002 payment. The borrower cites reduced occupancy related to the recent downturn in travel as the cause for a drop in operating performance at the properties. CMSLP is attempting to negotiate a workout with the borrower. Based on current negotiations and appraised values of these properties, the Company's current estimate of future credit losses does not include any provision for losses arising from these mortgage loans currently in special servicing.

     There can be no assurance that the Company's estimate of future credit losses related to any one or more of the foregoing mortgage loans or other mortgage loans underlying the Company's Subordinated CMBS will not be exceeded as a result of additional or existing adverse events or circumstances. Such events or circumstances include, but are not limited to, the receipt of new or updated appraisals at lower than anticipated amounts, legal proceedings (including bankruptcy filings) involving borrowers, an economic downturn or recession, a delay in disposition of specially serviced mortgage loans, or an unforeseen reduction in expected recoveries, any of which could result in additional future credit losses and/or possible impairment to CRIIMI MAE's Subordinated CMBS, the effect of which could be potentially adverse to CRIIMI MAE.

     The following table provides a summary of the change in the balance of specially serviced loans from March 31, 2002 to June 30, 2002 and from December 31, 2001 to March 31, 2002:

                                                                3/31/02          12/31/01
                                                                   to              to
                                                                6/30/02           3/31/02
                                                                -------          --------
     (in millions)
     Specially Serviced Loans, beginning of period              $ 898.9           $ 791.7
          Transfers in due to monetary default                     48.4             172.8  (1)
          Transfers in due to covenant default and other            4.2              18.7
          Transfers out of special servicing                      (54.2) (2)        (79.0)
          Loan amortization                                        (4.6) (3)         (5.3) (3)
                                                                -------           -------
     Specially Serviced Loans, end of period                    $ 892.7           $ 898.9
                                                                =======           =======

(1) Approximately $113.7 million, or 66%, are loans secured by hotel properties. Included in this total is $98 million resulting from the borrowing relationship comprised of 25 hotel loans spread across four CMBS transactions that is described in the first bullet point above.
(2) In addition to these transfers out of special servicing, loans totaling approximately $52 million related to a portfolio of retail property loans transferred out of special servicing in July 2002. The Company fully recovered the outstanding principal and interest on these loans.
(3) Represents the reduction of the scheduled principal balances due to advances made by the master servicers.

     For all loans in special servicing, CMSLP is pursuing remedies available to it in order to maximize the recovery of the outstanding debt. See Exhibit 99.1 to this Quarterly Report on Form 10-Q for a detailed listing of all specially serviced loans underlying the Company's Subordinated CMBS.

Appraisal Reductions and Losses on CMBS

     The effect of an appraisal reduction generally is that the master servicer stops advancing interest payments on the amount by which the aggregate of debt, advances and other expenses exceeds 90% (in most cases) of the appraisal amount, thus reducing the cash flows to CRIIMI MAE as the holder of the first loss unrated or lowest rated bonds, as if such appraisal reduction was a realized loss. For example, assuming a weighted average coupon of 6%, a $1 million appraisal reduction would reduce net cash flows to the Company by $60,000 on an annual basis. An appraisal reduction may result in a higher or lower realized loss based on the ultimate disposition or work-out of the mortgage loan. Appraisal reductions for the CMBS transactions in which the Company retains an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

                                                            CBO-1          CBO-2        Nomura            Total
                                                            -----          -----        ------            -----
Year 2000                                                $ 1,872,000     $18,871,000   $      --       $ 20,743,000
Year 2001                                                 15,599,000      31,962,000     874,000         48,435,000
January 1, 2002 through June 30, 2002                     13,568,000      29,564,000    (874,000)        42,258,000
                                                         -----------     -----------    --------       ------------
Cumulative Appraisal Reductions through June 30, 2002    $31,039,000     $80,397,000    $     --       $111,436,000
                                                         ===========     ===========    ========       ============


     * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, when CMSLP obtains a third-party appraisal, it calculates one.

     The Company's unrated bonds/issuer's equity from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives. The following tables summarize the actual realized losses on CMBS through June 30, 2002 and the expected future losses through the life of the CMBS:

                                                              CBO 1           CBO 2          Nomura          Total
                                                              -----           -----          ------          -----
Year 1999 actual realized losses                          $    738,000    $         --    $         --    $    738,000
Year 2000 actual realized losses                             3,201,000       1,087,000              --       4,288,000
Year 2001 actual realized losses                               545,000       8,397,000         238,000       9,180,000
                                                           -----------    ------------    ------------     ------------
Cumulative actual realized losses through the year 2001      4,484,000       9,484,000         238,000      14,206,000
Actual realized losses, January 1 through June 30, 2002      1,664,000       8,655,000         563,000      10,882,000
                                                          ------------    ------------    ------------    ------------
Cumulative actual realized losses through June 30, 2002   $  6,148,000    $ 18,139,000    $    801,000    $ 25,088,000
                                                          ============    ============    ============    ============

Cumulative expected loss estimates (including cumulative
 actual realized losses) through the year 2002            $ 28,046,000    $ 32,525,000    $  3,199,000    $ 63,770,000
Expected loss estimates for the year 2003                   10,317,000      53,370,000       1,544,000      65,231,000
Expected loss estimates for the years 2004-2006             27,452,000     120,384,000      23,259,000     171,095,000
Expected loss estimates for the years 2007-2009              3,867,000      16,719,000       4,539,000      25,125,000
Expected loss estimates for the remaining life of
 investment (for the years 2010-2027)                       10,974,000      12,650,000       2,529,000      26,153,000
                                                          ------------    ------------    ------------    ------------
Cumulative expected loss estimates (including cumulative
 actual realized losses) through life of  CMBS            $ 80,656,000    $235,648,000    $ 35,070,000    $351,374,000
                                                          ============    ============    ============    ============

     As of June 30, 2002, the Company revised its overall expected loss estimate related to its Subordinated CMBS portfolio from $335 million to $351 million, with such total losses occurring or expected to occur through the life of its Subordinated CMBS portfolio. The revision to the overall expected loss estimate is primarily the result of increased projected loan losses due to lower than anticipated appraisals and revised internal estimates on properties underlying certain defaulted mortgage loans. The Company's overall expected loss estimate of $351 million through the life of its Subordinated CMBS portfolio represents the Company's estimate of total principal write-downs to its Subordinated CMBS due to realized losses related to underlying mortgage loans, and is included in the calculation of the current weighted average anticipated yield to maturity, as discussed below. As previously discussed, there can be no assurance that this revised overall expected loss estimate will not be exceeded as a result of additional or existing adverse events or circumstances.

     In conjunction with the Company's revised loss estimates, the Company has determined that there has been an adverse change in expected future cash flows for the Nomura and CBO-2 unrated bonds as of June 30, 2002. As a result, the Company believes the Nomura and CBO-2 unrated bonds have been impaired under EITF 99-20 and Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") as of June 30, 2002. As the fair values of the impaired Nomura and CBO-2 unrated bonds aggregated approximately $5.2 million below the amortized cost basis as of June 30, 2002, the Company recorded other than temporary non-cash impairment charges through the income statement of that same amount during the three months ended June 30, 2002.

Yield to Maturity

     The following table summarizes yield-to-maturity information relating to the Company's Subordinated CMBS on an aggregate pool basis:

                                                                                      Current
                                              Anticipated        Anticipated        Anticipated
                                               Yield-to-          Yield-to-          Yield-to-
                                               Maturity           Maturity           Maturity
         Pool                              as of 1/1/01 (1)   as of 1/1/02 (1)   as of 7/1/02 (1)
         ----                              ----------------   ----------------   ----------------
      Retained Securities from
        CRIIMI 1998 C1 (CBO-2)                 11.8% (2)          12.1% (3)          12.1% (4)

      Retained Securities from
        CRIIMI 1996 C1 (CBO-1)                 21.0% (2)          14.3% (3)          18.8% (4)

      Nomura Asset Securities Corp.
        Series 1998-D6 Tranche B7 (Nomura)     25.3% (2)          28.7% (3)          19.7% (4)
                                               ---------          ---------          ---------

      Weighted Average (5)                     12.4% (2)          12.4% (3)          12.5% (4)


(1) Represents the anticipated weighted average yield over the expected average life of the Company's Subordinated CMBS portfolio as of January 1, 2001, January 1, 2002 and July 1, 2002 based on management's estimate of the timing and amount of future credit losses.

(2) As of December 31, 2000, the Company revised its overall expected loss estimate related to its Subordinated CMBS portfolio to $298 million which resulted in non-cash impairment recognition to certain Subordinated CMBS. As a result of recognizing impairment, the Company revised its anticipated yields as of January 1, 2001, which were used to recognize interest income beginning January 1, 2001. These anticipated revised yields took into account the lower cost basis on the Subordinated CMBS as of December 31, 2000, and contemplated larger than previously anticipated losses that were expected to occur sooner than previously anticipated.

(3) As of December 31, 2001, the Company again revised its overall expected loss estimate related to its Subordinated CMBS portfolio to $335 million which resulted in non-cash impairment recognition to certain Subordinated CMBS. As a result of this change in expected future cash flows and the recognition of impairment, the Company revised its anticipated yields as of January 1, 2002, which are being used to recognize interest income beginning January 1, 2002. These anticipated revised yields took into account the lower cost basis on the impaired Subordinated CMBS as of December 31, 2001, and contemplated larger than previously anticipated losses that were generally expected to occur sooner than previously anticipated.

(4) As of June 30, 2002, as previously discussed, there had been an adverse change in expected future cash flows for the Nomura and CBO-2 unrated bonds which resulted in non-cash impairment recognition on those Subordinated CMBS. As a result of this change in expected future cash flows and the recognition of impairment on the Nomura and CBO-2 unrated bonds, the Company revised its anticipated yields on those bonds, which are being used to recognize interest income beginning July 1, 2002. In addition, as of June 30, 2002, the Company determined there had been a change in expected future cash flows on certain of the other Subordinated CMBS from those previously projected as of January 1, 2002. As a result of this change in expected future cash flows on those Subordinated CMBS, the Company revised its anticipated yields as of July 1, 2002, which are being used to recognize interest income beginning July 1, 2002. These anticipated revised yields take into account the lower cost basis on the impaired Subordinated CMBS as of June 30, 2002, and contemplate changes in the Company's assumptions relating to prepayment speeds and/or credit losses.

(5) The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in GAAP income recognition which is greater than or less than cash received. For the six months ended June 30, 2002 and 2001, the amount of income recognized in excess of cash received on all of the Subordinated CMBS owned by the Company due to the effective interest rate method was approximately $5.7 million and $4.7 million, respectively.

5.       INSURED MORTGAGE SECURITIES

CRIIMI MAE owns the following insured mortgage securities directly or indirectly through wholly owned subsidiaries:

                                                                         As of June 30, 2002
                                                                         -------------------

                                      Number of                                      Weighted Average
                                      Mortgage                                      Effective Interest     Weighted Average
                                     Securities     Fair Value     Amortized Cost          Rate             Remaining Term
                                    -----------   --------------  --------------- -------------------    -------------------
CRIIMI MAE                                1        $  5,365,805      $  5,356,405          8.00%                 32 years
CRIIMI MAE Financial Corporation         25          94,014,065        93,559,101          8.37%                 27 years
CRIIMI MAE Financial Corporation II      35         163,430,822       164,454,284          7.20%                 24 years
CRIIMI MAE Financial Corporation III     18          48,503,582        48,466,309          7.93%                 28 years
                                         --       -------------     -------------          -----                 --------
                                         79 (1)    $311,314,273      $311,836,099          7.67% (2)             26 years (2)
                                         ==        ============     =============          =====                 ========


                                                                     As of December 31, 2001
                                                                     -----------------------
                                      Number of                                      Weighted Average
                                      Mortgage                                      Effective Interest     Weighted Average
                                     Securities     Fair Value     Amortized Cost          Rate             Remaining Term
                                    -----------   --------------  --------------- -------------------    -------------------
CRIIMI MAE                                1         $ 5,254,885      $ 5,372,303           8.00%                  33 years
CRIIMI MAE Financial Corporation         30         106,445,595      107,546,937           8.44%                  27 years
CRIIMI MAE Financial Corporation II      42         182,696,905      188,339,465           7.19%                  25 years
CRIIMI MAE Financial Corporation III     19          48,693,918       49,724,286           7.97%                  28 years
                                         --        ------------   --------------           -----                  --------
                                         92        $343,091,303     $350,982,991           7.70% (2)              26 years (2)
                                         ==        ============     ============           =====                  ========


(1) During the six months ended June 30, 2002, 13 mortgage loans underlying mortgage securities held by CRIIMI MAE's financing subsidiaries referenced above were prepaid. These prepayments generated net proceeds of approximately $36.9 million and resulted in a net financial statement loss of approximately $256,000, which is included in net losses on mortgage security dispositions in the accompanying consolidated statement of income for the six months ended June 30, 2002.

(2) Weighted averages were computed using total face value of the mortgage securities.

6.       OBLIGATIONS UNDER FINANCING FACILITIES

     The following table summarizes CRIIMI MAE's debt outstanding as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002.

                                                         As of and for the six months ended June 30, 2002
                                                -------------------------------------------------------------------
                                                                                                  Average
                                                             Effective Rate                      Effective   December 31, 2001
                                          Ending Balance     at Quarter End   Average Balance      Rate       Ending Balance
                                          --------------     --------------   ---------------    ---------   -----------------
Variable-rate secured borrowing (1)        $ 228,945,230            6.5%        $ 235,999,660        6.6%    $  244,194,590
Series A senior secured notes (2)             95,854,483           12.1%           97,800,658       12.1%        99,505,457
Series B senior secured notes (3)             66,175,191           21.0%           64,869,803       21.0%        63,937,383
Securitized mortgage obligations:
          CMBS (4)                           284,491,760            9.1%          283,717,593        9.1%       283,047,470
          Freddie Mac funding note (5)       157,352,038            7.6%          166,735,491        8.4%       180,291,091
          Fannie Mae funding note (6)         46,923,536            7.4%           47,723,953        8.0%        48,062,403
          CMO (7)                             90,442,425            7.5%           95,286,620        7.8%        98,204,667
Mortgage payable (8)                           7,161,953           12.0%            7,131,416       12.0%         7,109,252
                                           -------------                        -------------                --------------
      Total Debt                           $ 977,346,616            9.1%        $ 999,265,194        9.3%    $1,024,352,313
                                           =============                        =============                ==============

(1) The effective interest rate at June 30, 2002 and during the six months ended June 30, 2002 reflects the accrual of estimated extension fees that are expected to be payable in the future. During the six months ended June 30, 2002 and 2001, the Company recognized interest expense of $1,635,717 and $601,796 related to the expected extension fees.

(2) The effective interest rate at June 30, 2002 and during the six months ended June 30, 2002 reflects the accrual of estimated extension fees that are expected to be payable in the future. During the six months ended June 30, 2002 and 2001, the Company recognized interest expense of $162,747 and $138,836 related to the expected extension fees.

(3) The effective interest rate at June 30, 2002 and during the six months ended June 30, 2002 reflects the accrual of estimated extension fees that are expected to be payable in the future. During the six months ended June 30, 2002 and 2001, the Company recognized interest expense of $339,413 and $120,079 related to the expected extension fees.

(4) As of June 30, 2002 and December 31, 2001, the face amount of the debt was $328,446,000 and $328,446,000, respectively, with unamortized discount of $43,954,240 and $45,398,530, respectively. During the six months ended June 30, 2002 and 2001, discount amortization of $1,444,290 and $1,290,551, respectively, was recorded as interest expense.

(5) As of June 30, 2002 and December 31, 2001, the face amount of the note was $161,973,812 and $185,616,298, respectively, with unamortized discount of $4,621,774 and $5,325,207, respectively. During the six months ended June 30, 2002 and 2001, discount amortization of $703,433 and $294,532, respectively, was recorded as interest expense.

(6) As of June 30, 2002 and December 31, 2001, the face amount of the note was $47,926,253 and $49,182,632, respectively, with unamortized discount of $1,002,717 and $1,120,229, respectively. During the six months ended June 30, 2002 and 2001, discount amortization of $117,512 and $76,496, respectively, was recorded as interest expense.

(7) As of June 30, 2002 and December 31, 2001, the face amount of the note was $92,719,187 and $100,727,532, respectively, with unamortized discount of $2,276,762 and $2,522,865, respectively. During the six months ended June 30, 2002 and 2001, discount amortization of $246,103 and $230,120, respectively, was recorded as interest expense.

(8) As of June 30, 2002 and December 31, 2001, the unpaid principal balance of this mortgage payable was $8,774,127 and $8,824,288, respectively, and the unamortized discount was $1,612,174 and $1,715,036, respectively. The coupon rate on the mortgage payable is 7.34%. The effective interest rate on the mortgage payable is 12.00% as a result of the discount amortization. The discount is being amortized to interest expense through maturity in 2008. During the six months ended June 30, 2002 and 2001, discount amortization of $102,861 and $-0-, respectively, was recorded as interest expense.

Information Regarding Certain Terms and Restrictions Pertaining to New Debt

     Substantially all cash flows relating to the Company's existing assets are, and are currently expected to be, used to satisfy principal, interest and fee obligations under the New Debt. The New Debt is secured by substantially all of the Company's assets. The operative documents governing the New Debt contain restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds in connection with the
New Debt. The terms of the New Debt significantly restrict the amount of cash dividends that can be paid by the Company to shareholders. One such restriction provides that any cash dividends required to maintain REIT status (assuming the Company has the cash to make such distributions and that it is permitted to make such distributions under the terms of the New Debt) would be paid first to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. Another such restriction provides that if total realized losses and appraisal reduction amounts with respect to mortgage loans underlying the Company's Subordinated CMBS (as determined under the New Debt documents) exceed certain loss threshold amounts, then the Company is prohibited from paying cash dividends to its shareholders, except as required to maintain REIT status, with any such cash dividends to be paid in accordance with the terms set forth in the preceding sentence. As of June 30, 2002, the Company had exceeded the loss threshold amounts under the applicable operative documents evidencing the New Debt. Reference is made to the New Debt operative documents filed as exhibits to a Current Report on Form 8-K in June 2001 for a more detailed description of the New Debt including the payment terms, restrictions, covenants, events of default, and collateral.

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

Other Debt Related Information

     Fluctuations in interest rates will continue to impact the value of CRIIMI MAE's mortgage assets and could impact the net interest margin through increased cost of funds on the Variable-Rate Secured Borrowing. CRIIMI MAE has purchased interest rate cap agreements in order to partially limit the adverse effects of rising interest rates on the Company's Variable-Rate Secured Borrowing. When the interest rate cap agreements expire, CRIIMI MAE will have interest rate risk to the extent interest rates increase on any variable-rate borrowings unless the interest rate caps are replaced at equivalent rates or other steps are taken to mitigate this risk. Furthermore, CRIIMI MAE has interest rate risk to the extent that the LIBOR interest rate increases between the current rate and the cap rate. See Note 7 for further discussion of interest rate caps.

     For the six months ended June 30, 2002, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts, deferred financing fees and extension fees of approximately $5.2 million, was approximately 9.3%. As of June 30, 2002, CRIIMI MAE's debt-to-equity ratio was approximately 3.5 to 1 and CRIIMI MAE's non-match-funded debt-to-equity ratio was approximately 1.4 to 1.

     The following table lists the fair market value of the collateral related to the Company's Securitized Mortgage Obligations:

                                              Collateral Fair Value as of
Securitized Mortgage Obligations           June 30, 2002      December 31, 2001
--------------------------------           -------------      -----------------
                                                     (in millions)
CMBS                                           $ 311                $ 296
Freddie Mac Funding Note                         163                  183
Fannie Mae Funding Note                           49                   49
CMO                                               94                  106

7.       INTEREST RATE PROTECTION AGREEMENTS

     As of June 30, 2002, CRIIMI MAE has interest rate protection agreements ("interest rate caps") to partially limit the adverse effects of potential rising interest rates on its Variable-Rate Secured Borrowing. Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. At June 30, 2002, CRIIMI MAE held the following interest rate caps:

Notional Amount           Effective Date        Maturity Date          Cap            Index
---------------           --------------        --------------         ----           -----
$   175,000,000 (1)       May 1, 2002           November 3, 2003       3.25% (3)      1 month LIBOR
$   179,000,000 (2)       April 2, 2001         April 2, 2003          5.25% (3)      1 month LIBOR


(1) CRIIMI MAE's designated (as defined in SFAS No. 133) interest rate protection agreement, which hedges CRIIMI MAE's variable-rate borrowing costs, hedges approximately 76% of the Company's Variable-Rate Secured Borrowing. This interest rate cap was purchased in April 2002 for approximately $1.6 million.
(2) This interest rate protection agreement is undesignated (as defined in SFAS No. 133).
(3)  One-month LIBOR was 1.84% at June 30, 2002.

8.       SALE OF CMBS MASTER AND DIRECT SERVICING RIGHTS

     In February 2002, CMSLP sold all of its rights and obligations under its CMBS master and direct servicing contracts because the contracts were not profitable, given the relatively small volume of master and direct CMBS servicing that CMSLP was performing. In connection with this restructuring, 34 employee positions were eliminated. CMSLP received approximately $11.8 million in cash in the first quarter of 2002, which included reimbursement of servicing advances. CMSLP expects to receive additional cash of approximately $564,000 from the sale during the third quarter of 2002. CMSLP has estimated that the purchaser will retain approximately $350,000 of the sales price upon final settlement of the post-closing contingencies. GAAP required the gain of $4.8 million to be deferred until the second quarter of 2002 due to the contingencies related to the sale. Any difference in the actual amount retained by the purchaser and CMSLP's estimate of the amount to be retained as of June 30, 2002 will be reflected as an adjustment to the gain on the sale of servicing rights in the third quarter of 2002. During the six months ended June 30, 2002, the Company recognized approximately $0.9 million of income tax expense primarily related to the gain on the sale of the servicing rights.

     As a result of this sale and related restructuring, CMSLP recorded restructuring expenses of $437,723 in the fourth quarter of 2001. During the three months ended June 30, 2002, CMSLP recorded additional restructuring expenses of $151,462 primarily related to rent on vacant office space that is taking longer to sublease than originally anticipated. The following is a reconciliation of the restructuring accrual:

                                         Severance and
                                        other employee        Non-cancelable
                                           benefits            Lease Costs            Other            Total
                                       ------------------     ---------------      ------------     ------------
Balance, December 31, 2001                  $184,967             $100,372             $10,000         $295,339
Amounts paid                                (170,304)            (100,372)            (13,686)        (284,362)
Additional accrual                                 -              138,676              12,786          151,462
Accrual reversed                             (10,222)                   -                   -          (10,222)
                                            --------             --------             -------         --------
Balance, June 30, 2002                      $  4,441             $138,676             $ 9,100         $152,217
                                            ========             ========             =======         ========


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

     A summary of the Company's year-to-date net operating loss as of June 30, 2002 is as follows:

                                                                                         (in millions)
                                                                                      ------------------
January 2000 Loss                                                                         $ (478.2)
LESS:   Amounts recognized in 2001 and 2000                                                  239.1
LESS:   Amounts recognized during the six months ended June 30, 2002                          59.8
                                                                                          ---------
Balance remaining of January 2000 Loss to be recognized in future periods                 $ (179.3)
                                                                                          =========

Taxable income for the six months ended June 30, 2002 before recognition
   of January 2000 Loss                                                                   $   21.9
LESS:   January 2000 Loss recognized during the six months ended June 30, 2002               (59.8)
                                                                                          ---------
Net Operating Loss for the six months ended June 30, 2002                                 $  (37.9)
                                                                                          =========

Accumulated Net Operating Loss through December 31, 2001                                  $ (146.5)
Net Operating Loss created during the six months ended June 30, 2002                         (37.9)
Net Operating Loss utilization                                                                   -
                                                                                          ---------
Net Operating Loss carried forward for use in future periods                              $ (184.4)
                                                                                          =========


10.      COMMON STOCK

     On October 17, 2001, the Company implemented a one-for-ten reverse stock split designed, in part, to satisfy the New York Stock Exchange ("NYSE") market price listing requirement. There can be no assurance that such market price listing requirement or that all other NYSE requirements will continue to be met. All share and per share information in these notes to consolidated financial statements and the accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split. Share information adjustments include, without limitation, adjustments to the number of common shares issued and outstanding, issued as dividends on and upon conversion of shares of preferred stock and issuable under outstanding options. CRIIMI MAE had 300,000,000 authorized shares and 13,941,668 and 12,937,341 issued and outstanding shares of $0.01 par value common stock as of June 30, 2002 and December 31, 2001, respectively.

     As discussed in Note 6, the terms of the New Debt significantly restrict the amount of cash dividends that can be paid by the Company to shareholders. Presently, cash distributions may only be paid if required to maintain REIT status, with such payments being made first, and possibly solely, to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock. Preferred stock dividends for the fourth quarter of 2001 and the first quarter of 2002 were paid in shares of common stock in April 2002 except for dividends on the Company's Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock"), which were paid in cash in conjunction with the redemption of the Series E Preferred Stock. The following table summarizes the common stock activity through June 30, 2002:



                                                                      Common Shares      Balance of Common
         Date                           Description                       Issued         Shares Outstanding
------------------------  -----------------------------------------  -----------------   -------------------
       12/31/01           Beginning balance                                                   12,937,341
       01/02/02           Restricted stock issued                              32,500
------------------------------------------------------------------------------------------------------------
       03/31/02           Balance                                                             12,969,841
------------------------------------------------------------------------------------------------------------
       04/15/02           Dividends to Series B Preferred Stock              607,938
       04/15/02           Dividends to Series F Preferred Stock               97,824
       04/15/02           Dividends to Series G Preferred Stock              260,565
      06/10-18/02         Stock options exercised                              5,500
------------------------------------------------------------------------------------------------------------
       06/30/02           Balance                                                             13,941,668
------------------------------------------------------------------------------------------------------------


11.      PREFERRED STOCK

     As of June 30, 2002 and December 31, 2001, 75,000,000 shares of preferred stock were authorized. As of June 30, 2002 and December 31, 2001, 3,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), 1,610,000 shares were designated as Series F Redeemable Cumulative Dividend Preferred Stock ("Series F Preferred Stock"), and 3,760,000 shares were designated as Series G Redeemable Cumulative Dividend Preferred Stock ("Series G Preferred Stock"). In addition, 203,000 shares were designated as Series E Preferred Stock as of December 31, 2001.

     On December 3, 2001, the Company's Board of Directors decided to defer the payment of dividends on CRIIMI MAE's Series B Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, and Series G Preferred Stock for the fourth quarter of 2001. In connection with the redemption of the Series E Preferred Stock on March 21, 2002, the Board contemporaneously declared dividends on shares of Series B Preferred Stock, Series F Preferred Stock and Series G Preferred Stock for the fourth quarter of 2001 and the first quarter of 2002, which dividends were payable in shares of common stock. Such preferred stock dividends, payable in shares of the Company's common stock, were paid on April 15, 2002 to holders of record on April 1, 2002.

     On May 16, 2002, the Company's Board of Directors decided to defer the payment of dividends on the Company's Series B Preferred Stock, Series F Preferred Stock and Series G Preferred Stock for the second quarter of 2002.

Series B Cumulative Convertible Preferred Stock

     As of June 30, 2002 and December 31, 2001, there were 1,593,982 shares of Series B Preferred Stock issued and outstanding. The following table summarizes the dividend payment activity for 2002 for the Series B Preferred Stock:

                                                                                           Number of
                                                                       Time Period for    Shares of
                                     Dividends per       Amount of     which dividends   Common Stock
Declaration Date    Payment Date     Series B Share    Dividends (b)     are accrued        Issued
-------------------------------------------------------------------------------------------------------
March 21, 2002    April 15, 2002          $ 1.36       $ 2,167,816    10/1/01-3/31/02        607,938  (a)


(a) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series B Preferred Stock. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period commencing after the declaration date.
(b) Although the payment of dividends for the second quarter of 2002 was deferred, the Company accrued $1,083,908 for the Series B Preferred Stock second quarter dividends at a dividend rate of $0.68 per share as of June 30, 2002.

     As of June 30, 2002, each share of Series B Preferred Stock was convertible into 0.4797 shares of common stock.

Series E Cumulative Convertible Preferred Stock

     On March 21, 2002, the Company redeemed all 173,000 outstanding shares of its Series E Preferred Stock at the stated redemption price of $106 per share in cash plus accrued and unpaid dividends through and including the date of redemption. The total redemption price was $18,734,107 ($396,107 of which represented accrued and unpaid dividends for the period October 1, 2001 through March 21, 2002). The $1,038,000 difference between the aggregate liquidation value and the redemption price is reflected as a dividend on preferred stock during the six months ended June 30, 2002. The Series E Preferred Stock was held by the Company's principal creditor. As of June 30, 2002 and December 31, 2001, there were -0- and 173,000 shares, respectively, of Series E Preferred Stock issued and outstanding.

Series F Redeemable Cumulative Dividend Preferred Stock

     As of June 30, 2002 and December 31, 2001, there were 586,354 shares of Series F Preferred Stock issued and outstanding. The following table summarizes the dividend payment activity for 2002 for the Series F Preferred Stock:

                                        Dividends                     Time period for        Number of
                                      per Series F     Amount of      which dividends    Shares of Common
Declaration Date    Payment Date        Share       Dividends (b)      are accrued        Stock Issued
---------------------------------------------------------------------------------------------------------------
March 21, 2002     April 15, 2002        $ 0.60        $ 351,812     10/1/01-3/31/02         97,824       (a)


(a) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series F Preferred Stock. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period commencing after the declaration date.
(b) Although the payment of dividends for the second quarter of 2002 was deferred, the Company accrued $175,906 for the Series F Preferred Stock second quarter dividends at a dividend rate of $0.30 per share as of June 30, 2002.

Series G Redeemable Cumulative Dividend Preferred Stock

     As of June 30, 2002 and December 31, 2001, there were 1,244,656 shares of Series G Preferred Stock issued and outstanding. The following table summarizes the dividend payment activity for 2002 for the Series G Preferred Stock:

                                                                      Time period for    Number of Shares
                                       Dividends per     Amount of    which dividends    of Common Stock
Declaration Date    Payment Date      Series G Share    Dividends (b)    are accrued          Issued
------------------------------------------------------------------------------------------------------------
March 21, 2002      April 15, 2002         $ 0.75         $ 933,492    10/1/01-3/31/02        260,565       (a)


(a) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series G Preferred Stock. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period commencing after the declaration date.
(b) Although the payment of dividends for the second quarter of 2002 was deferred, the Company accrued $466,746 for the Series G Preferred Stock second quarter dividends at a dividend rate of $0.375 per share as of June 30, 2002.

12.      EARNINGS PER SHARE

     The following tables reconcile basic and diluted EPS for the three and six months ended June 30, 2002 and 2001. The 2001 per share amounts have been adjusted to reflect the one-for-ten reverse stock split effected on October 17, 2001.

                                        For the three months ended June 30, 2002           For the three months ended June 30, 2001
                                                                          Per Share                                       Per Share
                                        Income          Shares (2)         Amount           Income        Shares (2)        Amount
                                    ---------------   ---------------   --------------  --------------- --------------- ------------
Basic income (loss) per share:
-----------------------------
Net income (loss) to common
  shareholders                        $ 2,295,745        13,915,490            $0.16     $ (2,375,818)     11,297,061      $(0.21)
Dilutive effect of securities:
   Stock options                               --           151,459               --               --              --          --
   Convertible preferred stock (1)             --                --               --               --              --          --
                                    ---------------   ---------------   --------------  --------------   ------------   -----------

Diluted income (loss)  per share:
--------------------------------
Income (loss) to common shareholders
  and assumed conversions             $ 2,295,745        14,066,949            $0.16     $  (2,375,818)    11,297,061      $(0.21)
                                    ===============   ===============   ==============  ===============  ============   ===========

                                        For the six months ended June 30, 2002             For the six months ended June 30, 2001
                                                                         Per Share                                       Per Share
                                      Income           Shares (2)         Amount           Income        Shares (2)        Amount
                                   --------------    ---------------   --------------  --------------- --------------- ------------
Net income before cumulative effect
  of changes in accounting
  principles                          $ 5,234,266         13,487,773           $0.39     $   1,794,222      9,425,586      $ 0.19
Cumulative effect of change in
  accounting principle related
  to SFAS 142                          (9,766,502)        13,487,773           (0.72)               --             --          --
Cumulative effect of change in
  accounting principle related
  to servicing fee revenue                     --                 --               --        1,995,262      9,425,586        0.21
Cumulative effect of change in
  accounting principle related
  to SFAS 133                                  --                 --               --         (135,142)     9,425,586       (0.01)
                                    --------------    ---------------   --------------  ---------------  ------------   ----------
Basic (loss) income per share:
------------------------------
(Loss) income to common
  shareholders                         (4,532,236)        13,487,773           (0.34)        3,654,342      9,425,586        0.39
Dilutive effect of securities:
  Stock options                                --                 --               --               --          1,725          --
  Convertible preferred stock (1)              --                 --               --          684,805      2,413,381       (0.02)
                                    -------------    ---------------    --------------  ---------------   -----------  -----------
Diluted (loss) income per share:
-------------------------------
(Loss) income to common shareholders
  and assumed conversions             $(4,532,236)        13,487,773          $(0.34)       $4,339,147     11,840,692       $0.37
                                   ===============   ===============   ===============  ===============   ===========  ===========

------------------------------------
(1) The common stock equivalents for the Preferred Stock that are convertible as of June 30 of the applicable year are not included in the calculation of diluted EPS for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 because the effect would be anti-dilutive.
(2) Includes the weighted average number of common shares payable or paid to preferred stockholders related to dividends as of the respective dividend declaration dates.

13.      TRANSACTIONS WITH RELATED PARTIES

     Below is a summary of the related party transactions which occurred during the three and six months ended June 30, 2002 and 2001.

                                                    For the three months ended June 30,   For the six months ended June 30,
                                                          2002               2001            2002              2001
                                                          ----               ----            ----              ----
Amounts received or accrued from related parties:

AIM Funds
  Income(1)                                             $ 144,182         $ 200,044         $ 290,631       $   360,341
  Return of capital(2)                                    206,946            95,699         1,052,048         1,136,478
                                                        ----------        ---------       ------------     ------------
    Total                                               $ 351,128         $ 295,743       $ 1,342,679      $  1,496,819
                                                        =========         =========       ===========      ============

AIM Acquisition Limited Partnership (1)                 $  60,418         $  74,537       $   121,394      $    150,494
                                                        =========         =========       ===========      ============

Expense reimbursements from:
---------------------------
  AIM Funds (3)                                         $ 43,729          $  53,398       $    95,227      $     98,955
  CMSLP (3)(5)                                                 -            120,000                 -           248,428
                                                        --------          ---------       -----------      ------------
    Total                                               $ 43,729          $ 173,398       $    95,227      $    347,383
                                                        ========          =========       ===========      ============

Expense reimbursement (to) from CRI:
  Expense reimbursement to CRI (3) (4)                  $(46,305)        $  (72,918)      $   (89,762)     $   (125,737)
  Expense reimbursement from CRI (3)                      53,538              1,536            76,438            10,891
                                                        --------         ----------       -----------      ------------
  Net expense reimbursement                             $  7,233         $  (71,382)      $   (13,324)     $   (114,846)
                                                        ========         ==========       ===========      ============

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

     Portfolio investment primarily includes (i) managing the Company's Subordinated CMBS, (ii) managing its investments in government-insured mortgage securities and entities that own government-insured mortgage securities and
(iii) securities trading activities. The Company's income is primarily generated from these assets.

     Mortgage servicing, which consists of all the operations of CMSLP, primarily includes performing servicing functions with respect to the mortgage loans underlying the Company's Subordinated CMBS. CMSLP performs a variety of servicing including special servicing and loan management. For these services, CMSLP earns a servicing fee which is calculated as a percentage of the principal amount of the servicing portfolio and is typically paid when the related service is rendered. These services may include either routine monthly services, non-monthly periodic services or event-triggered services. In acting as a servicer, CMSLP also earns interest income on the investment of escrows held on behalf of borrowers and other income which includes, among other things, assumption fees and modification fees. Through June 30, 2001, CMSLP was an unconsolidated affiliate of CRIIMI MAE. Therefore, up through June 30, 2001, the results of its operations were reported in the Company's income statement in equity in earnings (losses) from investments. Beginning in the third quarter of 2001, CMSLP's results were consolidated into CRIIMI MAE's consolidated financial statements as a result of a change in the ownership of CMSLP. Overhead expenses, such as administrative expenses, are allocated either directly to each business line or through estimates based on factors such as number of personnel or square footage of office space.

     The following tables detail the Company's financial performance by these two primary lines of business for the three and six months ended June 30, 2002 and 2001. The basis of accounting used in the tables is GAAP.

                                                          As of and for the three months ended June 30, 2002
                                          ------------------------------------------------------------------------------------
                                                                                       Elimination of
                                              Portfolio             Mortgage            Intercompany
                                              Investment            Servicing           Transactions          Consolidated
                                          -------------------    ----------------    -------------------    ------------------
Interest income                            $     31,743,348      $            -      $            -         $     31,743,348
Interest expense                                (23,185,362)                  -                   -              (23,185,362)
                                          -------------------    ----------------    -------------------    ------------------
   Net interest margin                            8,557,986                   -                   -                8,557,986
                                          -------------------    ----------------    -------------------    ------------------

General and administrative expenses              (2,738,135)                  -              58,275               (2,679,860)
Depreciation and amortization                      (368,564)                  -                   -                 (368,564)
Equity in earnings (losses) from
  investments                                       118,438                   -                   -                  118,438
Other, net                                          132,486                   -                   -                  132,486
Impairment on CMBS                               (5,151,091)                  -                   -               (5,151,091)
Investment banking expense                         (244,444)                  -                   -                 (244,444)
Servicing income                                          -           2,620,190            (126,153)               2,494,037
Servicing general and administrative
  expenses                                                -          (2,202,768)             67,878               (2,134,890)
Servicing amortization, depreciation
  and impairment                                          -            (402,931)                  -                 (402,931)
Servicing restructuring expenses                          -            (141,240)                  -                 (141,240)
Servicing gain on sale of servicing
  rights                                                  -           4,817,598                   -                4,817,598
Income tax expense - servicing                            -            (975,220)                  -                 (975,220)
                                          -------------------    ----------------    -------------------    ------------------
                                                 (8,251,310)          3,715,629                   -               (4,535,681)
                                          -------------------    ----------------    -------------------    ------------------
Net income (loss) before changes in
  accounting principles                    $        306,676      $    3,715,629      $            -         $      4,022,305
                                          ===================    ================    ===================    ==================

  Total assets                             $  1,251,963,947      $   26,380,307      $            -         $  1,278,344,254
                                          ===================    ================    ===================    ==================

                                                          As of and for the three months ended June 30, 2001
                                          ------------------------------------------------------------------------------------
                                              Portfolio             Mortgage
                                              Investment            Servicing         Elimination (1)         Consolidated
                                          -------------------    ----------------    -------------------    ------------------
Interest income                            $     33,718,486      $            -      $            -         $     33,718,486
Interest expense                                (24,927,969)                  -                   -              (24,927,969)
                                          -------------------    ----------------    -------------------    ------------------
   Net interest margin                            8,790,517                   -                   -                8,790,517
                                          -------------------    ----------------    -------------------    ------------------

General and administrative expenses              (2,609,919)                  -                   -               (2,609,919)
Depreciation and amortization                      (839,198)                  -                   -                 (839,198)
Equity in earnings (losses) from
  investments                                       180,983                   -          (1,541,726)              (1,360,743)
Other, net                                          651,624                   -                   -                  651,624
Reorganization items                             (1,025,411)                  -                   -               (1,025,411)
Emergence loan origination fee                   (3,936,616)                  -                   -               (3,936,616)
Servicing income                                          -           2,935,050          (2,935,050)                       -
Servicing general and administrative
  expenses                                                -          (3,756,392)          3,756,392                        -
Servicing amortization, depreciation
  and impairment                                          -            (567,579)            567,579                        -
                                          -------------------    ----------------    -------------------    ------------------
                                                 (7,578,537)         (1,388,921)           (152,805)              (9,120,263)
                                          -------------------    ----------------    -------------------    ------------------
Net income (loss) before changes in
  accounting principles                    $      1,211,980      $   (1,388,921)     $     (152,805)        $       (329,746)
                                          ===================    ================    ===================    ==================

  Total assets                             $  1,350,847,503      $   24,731,911      $   (4,967,226)        $  1,370,612,188
                                          ===================    ================    ===================    ==================


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

                                                           As of and for the six months ended June 30, 2002
                                         -------------------------------------------------------------------------------------
                                                                                      Elimination of
                                             Portfolio             Mortgage            Intercompany
                                             Investment            Servicing           Transactions           Consolidated
                                         -------------------    ----------------    -------------------    -------------------
Interest income                           $   63,775,227        $          -        $             -        $      63,775,227
Interest expense                             (46,491,577)                  -                      -              (46,491,577)
                                         -------------------    ----------------    -------------------    -------------------
   Net interest margin                        17,283,650                   -                      -               17,283,650
                                         -------------------    ----------------    -------------------    -------------------

General and administrative expenses           (6,008,075)                  -                125,601               (5,882,474)
Depreciation and amortization                   (608,540)                  -                      -                 (608,540)
Equity in earnings (losses) from
  investments                                    232,742                   -                      -                  232,742
Other, net                                       777,812                   -                      -                  777,812
Impairment on CMBS                            (5,151,091)                  -                      -               (5,151,091)
Investment banking expense                      (244,444)                                                           (244,444)
Servicing income                                       -           5,582,308               (324,735)               5,257,573
Servicing general and
  administrative expenses                              -          (4,825,118)               199,134               (4,625,984)
Servicing amortization,
  depreciation and impairment                          -            (910,810)                     -                 (910,810)
Servicing restructuring expenses                       -            (141,240)                     -                 (141,240)
Servicing gain on sale of servicing
  rights                                               -           4,817,598                      -                4,817,598
Income tax expense - servicing                         -            (908,776)                     -                 (908,776)
                                         -------------------    ----------------    -------------------    -------------------
                                             (11,001,596)          3,613,962                      -               (7,387,634)
                                         -------------------    ----------------    -------------------    -------------------
Net income (loss) before changes in
  accounting principles                   $    6,282,054        $  3,613,962        $             -        $       9,896,016
                                         ===================    ================    ===================    ===================

  Total assets                            $1,251,963,947        $ 26,380,307        $             -        $   1,278,344,254
                                         ===================    ================    ===================    ===================

                                                           As of and for the six months ended June 30, 2001
                                         -------------------------------------------------------------------------------------
                                             Portfolio             Mortgage
                                             Investment            Servicing         Elimination (1)          Consolidated
                                         -------------------    ----------------    -------------------    -------------------
Interest income                           $   67,529,530        $          -        $             -        $      67,529,530
Interest expense                             (48,762,000)                  -                      -              (48,762,000)
                                         -------------------    ----------------    -------------------    -------------------
   Net interest margin                        18,767,530                   -                      -               18,767,530
                                         -------------------    ----------------    -------------------    -------------------

General and administrative expenses           (4,983,051)                  -                      -               (4,983,051)
Depreciation and amortization                 (1,840,683)                  -                      -               (1,840,683)
Equity in earnings (losses) from
  investments                                    324,193                   -             (2,278,734)              (1,954,541)
Other, net                                     1,376,008                   -                      -                1,376,008
Reorganization items                          (1,445,628)                  -                      -               (1,445,628)
Emergence loan origination fee                (3,936,616)                  -                      -               (3,936,616)
Servicing income                                       -           5,819,609             (5,819,609)                       -
Servicing general and
  administrative expenses                              -          (7,026,543)             7,026,543                        -
Servicing amortization,
  depreciation and impairment                          -            (934,833)               934,833                        -
                                         -------------------    ----------------    -------------------    -------------------
                                             (10,505,777)         (2,141,767)              (136,967)             (12,784,511)
                                         -------------------    ----------------    -------------------    -------------------
Net income (loss) before changes in
  accounting principles                   $    8,261,753        $ (2,141,767)       $      (136,967)       $       5,983,019
                                         ===================    ================    ===================    ===================
  Total assets                            $1,350,847,503        $ 24,731,911        $    (4,967,226)       $   1,370,612,188
                                         ===================    ================    ===================    ===================


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risk factors contained below and in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, including its Annual Report on Form 10-K for the year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

     Virtually all of the Company's cash flows relating to existing assets are, and are currently expected to be, used to satisfy principal, interest and fee obligations under the Company's variable-rate secured financing facility (the "Variable-Rate Secured Borrowing"), Series A Senior Secured Notes, and Series B Senior Secured Notes (collectively, the "New Debt") and to pay general and administrative and other operating expenses of the Company. Therefore, although the Company continues to pay down its debt obligations, the utilization of cash flows for debt service and operating expenses results in virtually no remaining net cash flow available for other activities, to the extent permitted under the operative documents evidencing the New Debt.

     The Company is exploring possible ways of achieving improved financial flexibility and other strategic alternatives to maximize shareholder value. In May 2002, the Company retained the investment banking firm of Friedman, Billings, Ramsey & Co., Inc. ("FBR") to assist the Company with an evaluation of strategic alternatives designed to maximize shareholder value. The Company is exploring a range of strategic alternatives. There can be no assurance that the Company will be successful in achieving its goals to maximize shareholder value. If it is determined that a sale of Subordinated CMBS would maximize shareholder value, in part due to the expressions of interest received to date, there can be no assurance that such a sale will be for consideration equal to or greater than the Company's estimate of the fair value of the Subordinated CMBS (as of June 30, 2002) to be sold. See further discussion of the Subordinated CMBS in Notes 3 and 4 of the Notes to Consolidated Financial Statements. In connection with the pursuit of strategic alternatives, the Company's previously announced search for a new chief executive/operating officer has been temporarily suspended.

     The Company's business is subject to a number of risks and uncertainties including, but not limited to: (1) risks associated with substantial indebtedness or leverage;  (2) borrowing  risks;  (3) restrictions on dividends;
(4) the limited protection provided by hedging transactions; (5) inherent risks in owning Subordinated CMBS; (6) the limited liquidity of the Subordinated CMBS market; (7) possible effects of terrorist attacks, an economic slowdown and/or recession on losses and defaults related to the mortgages underlying the Company's CMBS portfolio; (8) risks related to the New Debt including the ability to meet payment and other obligations thereunder; (9) risks associated with the trader election and limitation or loss of net operating losses for tax purposes; (10) results of operations adversely affected by factors beyond the Company's control; (11) the effect of the yield curve on borrowing costs; (12) the effect of phantom (non-cash) income on total income; (13) the effect of interest rate compression on the market price of the Company's stock; (14) risk of loss of REIT status and other tax matters; (15) failure to manage the mismatch between long-term assets and short-term funding; (16) competition; (17) taxable mortgage pool risk; (18) risk of becoming subject to the requirements of the Investment Company Act of 1940; (19) risk that future issuances of shares of common stock issued in payment of dividends on preferred shares could adversely affect the common stock price and impair the Company's ability to raise capital; (20) risk of failure to achieve strategic alternatives; and (21) risk that charter ownership limitations and anti-takeover measures could prevent or delay a change in control.

2002 compared to 2001

Results of Operations

Financial Statement Net Income

     Financial statement net income to common shareholders for the three months ended June 30, 2002 was approximately $2.3 million compared to a net loss of approximately $(2.4) million for the three months ended June 30, 2001. The 2002 results include a one-time gain of approximately $4.8 million from the sale by CMSLP of its master and direct servicing rights, approximately $1.0 million of income tax expense related to the sale of the servicing rights, and approximately $0.1 million of additional servicing restructuring expenses. The 2001 results include approximately $5.0 million of net expenses relating to the Company's bankruptcy reorganization and approximately $0.7 million of amortization that was recorded during the three months ended June 30, 2001 on the goodwill written-off on January 1, 2002. Excluding the items mentioned above, the second quarter 2002 pro forma net loss to common shareholders would have been approximately $(1.4)million compared to pro forma net income to common shareholders of approximately $3.3 million in 2001. The second quarter 2002 results include impairment charges of approximately $5.2 million, as discussed below.

     The following  table  provides a summary of the  components of proforma net
(loss) income to common  shareholders and a reconciliation of the pro forma net
(loss) income to common shareholders to net income (loss) to common shareholders reported in accordance with generally accepted accounting principles ("GAAP") for the three months ended June 30, 2002 and 2001:

                                                                            Three months ended June 30,
                                                                            2002                   2001
                                                                            ----                   ----
Net interest margin                                                      $  8,557,986          $  8,790,517
General and administrative expenses                                        (2,679,860)           (2,609,919)
Depreciation and amortization                                                (368,564)             (141,831)
Servicing operations, net (excluding one-time items discussed above)          (43,784)           (1,542,130)(a)
Impairment on CMBS                                                         (5,151,091)                   --
Investment banking fees                                                      (244,444)                   --
Hedging expense                                                              (306,569)              (67,780)
Other, net                                                                    557,493               900,791
Dividends accrued or paid on preferred shares                              (1,726,560)           (2,046,072)
                                                                         ------------          ------------
Pro forma net (loss) income to common shareholders                         (1,405,393)            3,283,576

Adjustments to GAAP net income (loss):
-------------------------------------
  Servicing gain on sale of servicing rights                                4,817,598                    --
  Income tax expense-servicing                                               (975,220)                   --
  Servicing restructuring expenses                                           (141,240)                   --
  Amortization of goodwill and intangible assets written-off                       --              (697,367)
  Reorganization items                                                             --            (1,025,411)
  Emergence financing origination fee                                              --            (3,936,616)
                                                                         ------------          ------------

GAAP net income (loss) to common shareholders                            $  2,295,745          $ (2,375,818)
                                                                         ============          ============
(a) Included in equity in earnings (losses) from investments.

     Financial statement net loss to common shareholders for the six months ended June 30, 2002 was $(4.5) million compared to approximately $3.7 million of net income to common shareholders for the six months ended June 30, 2001. Net loss to common shareholders for the six months ended June 30, 2002 includes an approximate $9.8 million non-cash charge related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, approximately $1.0 million reflected as an additional dividend on preferred stock in connection with the redemption of Series E Preferred Stock (representing the difference between the aggregate liquidation value and the redemption price), approximately $4.8 million from the gain on the sale by CMSLP of its master and direct servicing rights as discussed above, approximately $0.9 million of income tax expense related to the sale of the servicing rights, and approximately $0.1 million of additional servicing restructuring expenses. The 2001 results include approximately $2.0 million of revenue due to the change in accounting for servicing revenue, approximately $0.1 million of expense for the adoption of SFAS No. 133, approximately $5.4 million of net expenses relating to the Company's bankruptcy reorganization, and approximately $1.4 million of amortization that was recorded during the six months ended June 30, 2001 on the goodwill written-off on January 1, 2002. Excluding the items mentioned above, the pro forma net income to common shareholders during the six months ended June 30, 2002 would have been approximately $2.5 million compared to approximately $8.6 million during the six months ended June 30, 2001. The 2002 results include impairment charges of approximately $5.2 million, as discussed below.

     The following table provides a summary of the components of pro forma net income to common shareholders and a reconciliation of pro forma net income to common shareholders to GAAP net (loss) income to common shareholders for the six months ended June 30, 2002 and 2001:

                                                                             Six months ended June 30,
                                                                            2002                   2001
                                                                            ----                   ----
Net interest margin                                                     $  17,283,650       $  18,767,530
General and administrative expenses                                        (5,882,474)         (4,983,051)
Depreciation and amortization                                                (608,540)           (445,947)
Servicing operations, net (excluding one-time items discussed above)         (279,221)         (2,279,138) (a)
Impairment on CMBS                                                         (5,151,091)                 --
Investment banking fees                                                      (244,444)                 --
Hedging expense                                                              (396,327)           (921,039)
Other, net                                                                  1,406,881           2,621,644
Dividends accrued or paid on preferred shares                              (3,623,750)         (4,188,797)
                                                                     -----------------       -------------
Pro forma net income to common shareholders                                 2,504,684           8,571,202


Adjustments to GAAP net (loss) income:
-------------------------------------
  Servicing gain on sale of servicing rights                               4,817,598                  --
  Income tax expense-servicing                                              (908,776)                 --
  Servicing restructuring expenses                                          (141,240)                 --
  Cumulative effect of accounting changes                                 (9,766,502)           1,860,120
  Additional Series E Preferred Stock dividends                           (1,038,000)                 --
  Amortization of goodwill and intangible assets written-off                      --           (1,394,736)
  Reorganization items                                                            --           (1,445,628)
  Emergence financing origination fee                                             --           (3,936,616)
                                                                     -----------------       -------------

GAAP net (loss) income to common shareholders                           $ (4,532,236)        $  3,654,342
                                                                     =================       =============
(a) Included in equity in earnings (losses) from investments.

     Interest Income - Subordinated CMBS

     Interest income from Subordinated CMBS decreased by approximately $0.8 million, or 3%, to $25.6 million during the three months ended June 30, 2002 as compared to $26.4 million during the three months ended June 30, 2001. This overall decrease in interest income was primarily the result of a 3% reduction in the amortized cost of the Subordinated CMBS from December 31, 2000 to
December  31,  2001  primarily  as a result of the  $34.7  million  of  non-cash impairment charges that were recognized during 2001 due to changes in the Company's loss estimates related to the Subordinated CMBS. Since the weighted average yield-to-maturity was 12.4% during the three months ended June 30, 2002 and 2001, the reduction in the interest income generally corresponds with the reduction in the amortized cost of the Subordinated CMBS. Following the recognition of non-cash impairment charges on two Subordinated CMBS bonds during the three months ended June 30, 2002 and the revision of the anticipated yields-to-maturity on all of the Company's Subordinated CMBS as of June 30, 2002, the weighted average yield-to-maturity relating to the Company's Subordinated CMBS is 12.5% effective July 1, 2002.

     Interest income from Subordinated CMBS decreased by approximately $1.5 million, or 3%, to $51.1 million during the six months ended June 30, 2002 as compared to $52.7 million during the six months ended June 30, 2001. As discussed in the paragraph above, this decrease corresponds with the 3% reduction in the amortized cost of the Subordinated CMBS from December 31, 2000 to December 31, 2001.

     GAAP requires that interest income earned on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the Subordinated CMBS. Based upon the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the weighted average anticipated unleveraged yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes as of January 1, 2002 and 2001 was approximately 12.4%. These yields were determined based on the anticipated yield over the expected life of the Subordinated CMBS, which considers, among other things, anticipated losses and any other than temporary impairment. The effective interest method of recognizing interest income on Subordinated CMBS results in income recognition that differs from cash received. For the three months ended June 30, 2002 and 2001, the amount of income recognized in excess of cash received due to the effective interest rate method was approximately $3.0 million and $2.5 million, respectively. For the six months ended June 30, 2002 and 2001, the amount of income recognized in excess of cash received was approximately $5.7 million and $4.7 million, respectively.

     Interest Income - Insured Mortgage Securities

     Interest income from insured mortgage securities decreased by approximately $1.2 million, or 17%, to $6.1 million for the three months ended June 30, 2002 from $7.4 million for the three months ended June 30, 2001. This decrease was principally due to the prepayment of 22 mortgages underlying the insured mortgage securities and the assignment of two mortgages to the U.S. Department of Housing and Urban Development ("HUD"), representing approximately 18.6% of the total insured mortgage portfolio, from January 1, 2001 through June 30, 2002.

     Interest income from insured mortgage securities decreased by approximately $2.2 million, or 15%, to $12.6 million during the six months ended June 30, 2002 from $14.9 million during the six months ended June 30, 2001. As discussed above, this decrease was primarily due to the prepayments and assignments of the mortgages underlying the insured mortgage securities.

     During the twelve months ended June 30, 2002, 20 mortgages have prepaid resulting in net proceeds of approximately $62.8 million to the Company. During the six months ended June 30, 2002, 13 mortgages prepaid resulting in net proceeds of $36.9 million to the Company. This increase in prepayment activity corresponds with the low mortgage interest rate environment and the expiration of prepayment lock-out periods on many of the insured mortgages. These prepayments result in corresponding reductions in the outstanding principal balances of the collateralized mortgage obligations-insured mortgage securities and the related interest expense.

     Interest Expense

     Interest expense of approximately $23.2 million for the three months ended June 30, 2002 was approximately $1.7 million lower than the interest expense of approximately $24.9 million for the same period in 2001. The decrease is primarily attributable to the Company's lower average debt balance during the second quarter of 2002 ($988 million) compared to 2001 ($1.1 billion), which was partially offset by a higher average effective interest rate on the total debt outstanding during the second quarter of 2002 (9.4%) compared to 2001 (9.2%). In addition, interest expense on the collateralized mortgage obligations-insured mortgage securities decreased following the significant prepayments of mortgages underlying the insured mortgage securities discussed previously. The decrease in interest expense on the collateralized mortgage obligations-insured mortgage securities was partially offset by $397,000 of additional deferred financing costs and discount amortization expenses, which are reflected as interest expense. These additional expenses are the result of the mortgages prepaying faster than anticipated which, under the effective interest method of recognizing interest expense, required an adjustment to cumulative interest expense.

     Interest expense of approximately $46.5 million for the six months ended June 30, 2002 was approximately $2.3 million lower than the interest expense of approximately $48.8 million for the same period in 2001. The decrease is attributable to the Company's lower average debt balance during the six months ended June 30, 2002 ($999 million) compared to 2001 ($1.2 billion), which was partially offset by a higher average effective interest rate on the total debt outstanding during 2002 (9.3%) compared to 2001 (8.4%). In addition, interest expense on the collateralized mortgage obligations-insured mortgage securities decreased following the significant prepayments of mortgages underlying the insured mortgage securities discussed previously. The decrease in interest expense on the collateralized mortgage obligations-insured mortgage securities was partially offset by approximately $759,000 of additional deferred financing costs and discount amortization expenses, which are reflected as interest expense. These additional expenses are the result of the mortgages prepaying faster than anticipated which, under the effective interest method of recognizing interest expense, required an adjustment to cumulative interest expense.

     The overall weighted average effective interest rate on the New Debt was 10.3% for the three and six months ended June 30, 2002, and the weighted average coupon (pay) rate on the New Debt was 8.0% during the same periods. The difference in the New Debt's weighted average effective interest rate and the New Debt's weighted average coupon (pay) rate primarily relates to the amortization of estimated extension fees and the accrued interest related to the 7% per annum, accreting interest on the Series B Senior Secured Notes, both of which are included in the weighted average effective interest rate, but not included in the weighted average pay rate. The weighted average effective interest rate on the recourse debt was 10.5% and 8.8% for the three and six months ended June 30, 2001, respectively. The weighted average coupon (pay) rate on the recourse debt was 8.8% and 8.0% for the three and six months ended June 30, 2001, respectively.

     General and Administrative Expenses

     General and administrative expenses increased by approximately $0.1 million to $2.7 million during the three months ended June 30, 2002 as compared to $2.6 million during the three months ended June 30, 2001 primarily due to an increase in employee costs resulting from more CRIIMI MAE employees in 2002 compared to 2001 and to higher directors and officers liability insurance premiums in 2002, partially offset by a reduction in legal costs.

     General and administrative expenses increased by approximately $0.9 million to $5.9 million during the six months ended June 30, 2002 as compared to $5.0 million during the six months ended June 30, 2001 primarily due to an increase in employment costs in 2002 compared to 2001, higher directors and officers liability insurance premiums in 2002, and expenses relating to the recently suspended search for a new chief executive/operating officer in 2002.

     Depreciation and Amortization

     Depreciation and amortization was approximately $0.4 million and $0.8 million during the three months ended June 30, 2002 and 2001, respectively, and approximately $0.6 million and $1.8 million during the six months ended June 30, 2002 and 2001, respectively. The decreases are primarily attributable to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") on January 1, 2002. The adoption of SFAS 142 reduced the Company's amortization expense by approximately $0.7 million and $1.4 million during the three and six months ended June 30, 2002, respectively, as compared to 2001. See further discussion of SFAS 142 in "Cumulative Effect of Adoption of SFAS 142" below.

     Equity in Earnings (Losses) from Investments/Servicing Operations

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

     The  following is a summary of the  consolidated  results of  operations of
CMSLP:

                                                           Three months ended June 30,         Six months ended June 30,
                     Description                             2002              2001              2002               2001
                     -----------                             ----              ----              ----               ----
CMSLP's results of operations (reflected in
consolidated income statements effective July 1, 2001):
  Servicing revenue                                         $ 2,494,037         N/A             $ 5,257,573          N/A
  Servicing general and administrative expenses              (2,134,890)        N/A              (4,625,984)         N/A
  Servicing amortization, depreciation and impairment          (402,931)        N/A                (910,810)         N/A
  Servicing restructuring expenses                             (141,240)        N/A                (141,240)         N/A
  Servicing gain on sale of servicing rights                  4,817,598 (1)        N/A            4,817,598 (1)      N/A
                                                           -------------       -----            ------------        -----
GAAP net income from CMSLP                                 $  4,632,574        $ --             $ 4,397,137         $ --
                                                           =============       =====            ============        =====

(1)  See also the discussion in "Income Tax Expense-Servicing," which follows.

     The net income from CMSLP of $4.6 million for the three months ended June 30, 2002 compares to the net equity in losses from CMSLP/CRIIMI MAE Services, Inc. ("CMSI") of $(1.5) million for the three months ended June 30, 2001 (as summarized below). CMSLP's net income of $4.6 million during the three months ended June 30, 2002 includes a $4.8 million one-time gain from the sale of master and direct servicing rights and $141,000 of restructuring expenses. During the three months ended June 30, 2002, amortization, depreciation and impairment was approximately $0.4 million as compared to $1.1 million in 2001. This decrease was primarily the result of the sale of servicing rights in February 2002 which reduced amortization expense, and lower impairment on CMBS held by CMSLP during 2002 as compared to 2001. CMSLP's total revenue decreased by approximately $0.4 million to approximately $2.5 million during the three months ended June 30, 2002 compared to $2.9 million during the three months ended June 30, 2001. This decrease is primarily the result of the sale of servicing rights which reduced mortgage servicing income and interest income earned on the escrow balances, partially offset by higher revenue from special servicing. General and administrative expenses were $2.1 million and $3.2 million during the three months ended June 30, 2002 and 2001, respectively. The decrease was primarily attributable to the staff reductions that occurred in the fourth quarter of 2001 and the first quarter of 2002 following CMSLP's sale of its CMBS master and direct servicing contracts, as discussed below.

     The net income from CMSLP of $4.4 million for the six months ended June 30, 2002 compares to the net equity in losses from CMSLP/CMSI of $(2.3) million for the six months ended June 30, 2001 (as summarized below). CMSLP's net income of $4.4 million during the six months ended June 30, 2002 includes a $4.8 million gain from the sale of servicing rights and $141,000 of restructuring expenses. During the six months ended June 30, 2002, amortization, depreciation and impairment was approximately $0.9 million as compared to $1.7 million during the six months ended June 30, 2001. This decrease was primarily the result of the sale of servicing rights in February 2002 which reduced amortization expense, and lower impairment on CMBS held by CMSLP during 2002 as compared to 2001. CMSLP's total revenue decreased by approximately $0.5 million to approximately $5.3 million during the six months ended June 30, 2002 compared to $5.8 million during the six months ended June 30, 2001. This decrease is primarily the result of the sale of servicing rights which reduced mortgage servicing income and interest income earned on the escrow balances, partially offset by higher revenue from special servicing. General and administrative expenses were $4.6 million and $6.3 million during the six months ended June 30, 2002 and 2001, respectively. The decrease was primarily attributable to the staff reductions that occurred in the fourth quarter of 2001 and the first quarter of 2002 following CMSLP's sale of its CMBS master and direct servicing contracts, as discussed below.

     In February 2002, CMSLP sold all of its rights and obligations under its CMBS master and direct servicing contracts because the contracts were not profitable, given the relatively small volume of master and direct CMBS servicing that CMSLP was performing. In connection with this restructuring, 34 employee positions were eliminated. A restructuring charge of approximately $438,000 was recorded during the fourth quarter of 2001 to account for employee severance costs, noncancellable lease costs, and other costs related to the restructuring. During the three months ended June 30, 2002, additional restructuring expenses of approximately $141,000 were recorded primarily to account for vacant office space that is taking longer to sublease than originally anticipated. CMSLP received approximately $11.8 million in cash in the first quarter of 2002, which included reimbursement of servicing advances in connection with this sale. CMSLP expects to receive additional cash of approximately $564,000 from the sale during the third quarter of 2002. CMSLP has estimated that the purchaser will retain approximately $350,000 of the sales price upon final settlement of the post-closing contingencies. GAAP required the gain of $4.8 million to be deferred until the second quarter due to the contingencies related to the sale. Any difference in the actual amount retained by the purchaser and CMSLP's estimate of the amount to be retained as of June 30, 2002 will be reflected as an adjustment to the gain on the sale of servicing rights in the third quarter of 2002.

     Total equity in earnings (losses) from investments for the three and six months ended June 30, 2002 and 2001 include CRIIMI MAE's net equity from the AIM Funds, four limited partnerships that primarily invest in insured mortgages for which a subsidiary of the Company owns the general partnership interests, during these periods, and include net equity from CMSLP/CMSI for the three and six months ended June 30, 2001 (since CMSLP's operations are consolidated into CRIIMI MAE effective July 1, 2001). On a comparative basis, the net equity from the AIM Funds decreased primarily due to a reduction in the AIM Funds' mortgage assets. The following is a summary of the financial statement presentation of the Company's equity in earnings (losses) from investments:

                                                                Three months ended June 30,          Six months ended June 30,
                        Description                                2002              2001              2002              2001
                        -----------                                ----              ----              ----              ----
Equity in Earnings (Losses) from Investments (as presented
on income statements):
  The AIM Funds - net equity in income                          $  118,438       $   181,387        $  232,742       $   324,597
  CMSLP/CMSI - net equity in losses                                     --        (1,542,130)               --        (2,279,138)
                                                                -----------      ------------       -----------      ------------
Total Equity in Earnings (Losses) from Investments                 118,438        (1,360,743)          232,742        (1,954,541)
                                                                ===========      ============       ===========      ============


     Income Tax Expense - Servicing

     For the three months ended June 30, 2002 and 2001, the Company incurred income tax expense of $1.0 million and $0, respectively. For the six months ended June 30, 2002 and 2001, the Company incurred income tax expense of $0.9 million and $0, respectively. The income tax expense is primarily the result of the income taxes on the gain on the sale by CMSLP of its master and direct servicing rights. The income tax expense was incurred by the Company through one of its wholly-owned taxable REIT subsidiaries ("TRSs") that owns partnership interests in CMSLP. This TRS is a separately taxable entity that cannot use the Company's NOL to reduce its taxable income.

     Other Income

     Other income decreased by approximately $0.2 million to $0.6 million during the three months ended June 30, 2002 from $0.8 million during the same period in 2001. During the six months ended June 30, 2002, other income decreased by approximately $0.9 million to $1.4 million from $2.4 million during the same period in 2001. These decreases were primarily attributable to lower interest income due to lower cash balances during 2002 as compared to the same periods in 2001.

     In October 2001, a wholly owned subsidiary of CRIIMI MAE acquired certain partnership interests in a partnership that was the obligor on a mezzanine loan payable to CRIIMI MAE in exchange for curing a default on the first mortgage loan through a cash payment of approximately $276,000. This partnership and another wholly-owned subsidiary of CRIIMI MAE own 100% of the partnership interests in the partnership which is the obligor on the first mortgage loan. The first mortgage loan is secured by a shopping center in Orlando, Florida ("REO"). As a result of this acquisition, the Company, through certain of its wholly owned subsidiaries, owns 100% of the partnership interests and is consolidating its accounts as of October 1, 2001. The Company accounts for these assets as REO, and the REO is being held for investment. During the three and six months ended June 30, 2002, the Company recognized a net loss of approximately $148,000 and $352,000 from the operations of the REO, respectively, which includes approximately $214,000 and $427,000 of interest expense, respectively, and approximately $35,000 and $79,000 of depreciation expense, respectively. The remaining income of approximately $101,000 and $154,000 is included in other income in the consolidated statement of income during the three and six months ended June 30, 2002, respectively. The Company hopes to reposition and stabilize this asset to increase its value, although there can be no assurance the Company will be able to do so. Currently, the Company expects that it will hold the REO for more than one year.

     Net Losses on Mortgage Security Dispositions

     Net losses on mortgage security dispositions were approximately $146,000 during the three months ended June 30, 2002 compared to approximately $66,000 during the three months ended June 30, 2001. During the second quarter of 2002, there were seven prepayments of mortgage securities, or approximately 5.9% of the related portfolio (using the December 31, 2001 face amounts of the portfolio). During the second quarter of 2001, there were two prepayments and two assignments to HUD. During the six months ended June 30, 2002, net losses on mortgage security dispositions were approximately $256,000 compared to $56,000 during the six months ended June 30, 2001. During the six months ended June 30, 2002 and 2001, there were 13 and two prepayments, respectively. In addition, during 2001, there were two mortgages assigned to HUD. The net losses were primarily due to the write-off of unamortized costs associated with the disposed mortgages at the disposition dates, partially offset by prepayment penalties, if applicable. For any period, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period.

     Impairment on CMBS

     The Company has determined that there has been an adverse change in expected future cash flows for the Nomura and CBO-2 unrated bonds as of June 30, 2002 due primarily to increased projected loan losses resulting from lower than anticipated appraisals and revised internal estimates on properties underlying certain mortgage loans. As a result, the Company believes the Nomura and CBO-2 unrated bonds have been impaired under EITF 99-20 and Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") as of June 30, 2002. As the fair values of the impaired Nomura and CBO-2 unrated bonds aggregated approximately $5.2 million below the amortized cost basis as of June 30, 2002, the Company recorded other than temporary non-cash impairment charges through the income statement of that same amount during the three months ended June 30, 2002.

     There can be no assurance that the Company's revised overall expected loss estimate of $351 million will not be exceeded as a result of additional or existing adverse events or circumstances. Such events or circumstances include, but are not limited to, the receipt of new or updated appraisals at lower than anticipated amounts, legal proceedings (including bankruptcy filings) involving borrowers, an economic downturn or recession, a delay in disposition of specially serviced mortgage loans, or an unforseen reduction in expected recoveries, any of which could result in additional future credit losses and/or possible impairment to CRIIMI MAE's Subordinated CMBS, the effect of which could be potentially adverse to CRIIMI MAE.

     Hedging Expense and Cumulative Effect of Adoption of SFAS 133

     In April 2002, CRIIMI MAE entered into a second interest rate protection agreement. This interest rate protection agreement, or cap, which was effective on May 1, 2002, is for a notional amount of $175.0 million, caps LIBOR at 3.25%, and matures on November 3, 2003. The cap was purchased for approximately $1.6 million and has been designated to hedge the Variable-Rate Secured Borrowing. The fair value of this cap has decreased by approximately $890,000 to approximately $572,000 since the purchase date. This decrease is reflected in other comprehensive income. The decrease is attributable to a change in the expectation of future interest rates since the cap was purchased in April 2002.

     During the three months ended June 30, 2002 and 2001, the Company recognized hedging expense through earnings of approximately $307,000 and $68,000 on its interest rate caps, respectively. During the six months ended June 30, 2002 and 2001, the Company recognized hedging expense through earnings of approximately $396,000 and $921,000, respectively, on its interest rate caps and a $135,000 loss through earnings due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") during the six months ended June 30, 2001.

     The fair value of the first interest rate cap has decreased significantly due to a decline in interest rates since the cap was purchased in April 2001 for $1.5 million. This cap is set at a one-month LIBOR rate of 5.25%. As of June 30, 2002, the one-month London Interbank Offered Rate ("LIBOR") rate was 1.84%. As of June 30, 2002, this interest rate cap was undesignated. As a result, all future changes in the fair value will be recognized through current earnings in the consolidated statement of income. As of June 30, 2002, the fair value of this interest rate cap was $776.

     Investment Banking Fees

     As discussed previously, the Company hired FBR in May 2002 to assist the Company with an evaluation of strategic alternatives to maximize shareholder value. The investment banking fees of approximately $244,000 for the three and six months ended June 30, 2002 represent the fees attributable to the services performed by FBR through June 30, 2002. Additional compensation to FBR of at least $439,000 and $167,000 is expected to be recognized in the third and fourth quarters of 2002, respectively, in accordance with the terms set forth in the engagement letter.

     Reorganization Items

     During the three months ended June 30, 2002 and 2001, the Company expensed $0 and approximately $1.0 million, respectively, of reorganization items due to the Chapter 11 bankruptcy proceedings. During the six months ended June 30, 2002 and 2001, the Company expensed $0 and approximately $1.4 million, respectively, of reorganization items due to the Chapter 11 bankruptcy proceedings.

     Emergence Financing Origination Fee

     In connection with the emergence from Chapter 11 bankruptcy reorganization, in April 2001, the Company paid a one-time emergence financing origination fee of approximately $3.9 million related to its new Variable-Rate Secured Borrowing. GAAP required such fee to be expensed immediately.

     Cumulative effect of adoption of SFAS 142

     In June of 2001, the FASB issued SFAS 142. SFAS 142, among other things, prohibits the amortization of existing goodwill and certain types of other intangible assets and establishes a new method of testing goodwill for impairment. Under SFAS 142, the method for testing goodwill for impairment occurs at the reporting unit level (as defined in SFAS 142) and is performed using a fair value based approach. SFAS 142 was effective for the Company on January 1, 2002. Effective upon adoption on January 1, 2002, the Company wrote off this goodwill and recorded a resulting impairment charge of approximately
$9.8 million for this change in accounting principle. The goodwill relates to the Portfolio Investment reporting unit (as defined in Note 14 of the Notes to Consolidated Financial Statements). The fair value of the reporting unit was determined using a market capitalization approach and the impairment was primarily a result of the significant decrease in the Company's common stock price since the Company's merger of certain mortgage businesses affiliated with C.R.I., Inc. (the "Merger") in 1995. This change in accounting principle will reduce the Company's annual amortization expense by approximately $2.8 million.

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

     The Company's Net Operating Loss for Tax Purposes/Shareholder Rights Plan

     In 2000, the Company began trading in both short and longer duration fixed income securities, including non-investment grade and investment grade CMBS and investment grade residential mortgage-backed securities (such securities traded and all other securities of the type described constituting the "Trading Assets" to the extent owned by CRIIMI MAE Inc. or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary ("Other MBS")), which, for financial reporting purposes, are classified as Subordinated CMBS and Other MBS on the balance sheet. The Company seeks maximum total return through short term trading, consistent with prudent investment management. Returns from such activities include capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, and other arbitrage opportunities.

     As a result of its trader election in 2000, CRIIMI MAE recognized a mark-to-market tax loss in its income tax return on its Trading Assets on January 1, 2000 of approximately $478 million (the "January 2000 Loss"). Such loss is expected to be recognized evenly for tax purposes over four years beginning with the year 2000 (i.e., approximately $120 million per year). The Company expects such loss to be an ordinary loss for tax purposes. Additionally, as a result of its trader election, the Company is required to mark-to-market its Trading Assets on a tax basis at the end of each tax year. Any increase or decrease in the value of the Trading Assets as a result of the year-end mark-to-market requirement will generally result in either a tax gain (if an increase in value) or a tax loss (if a decrease in value). Such tax gains or losses, as well as any realized gains or losses from the disposition of Trading Assets during each year, are also expected to be ordinary gains or losses. Assets transferred to CBO REIT, a subsidiary of the Company, as part of the Company's Chapter 11 reorganization plan (the "Reorganization Plan") are no longer required to be marked-to-market on a tax basis since CBO REIT is not a trader in securities for tax purposes. As a result, the mark-to-market of such assets ceased as of April 17, 2001.

     Since gains and losses associated with trading activities are expected to be treated as ordinary, any gains will generally increase taxable income and any losses will generally decrease taxable income. Because the REIT rules generally require the Company to distribute 90% of its taxable income to shareholders, any increases in taxable income from trading activities will generally result in an increase in REIT distribution requirements and any decreases in taxable income from trading activities will generally result in a decrease in REIT distribution requirements (or, if taxable income is reduced to zero because of a net operating loss or loss carry forward, eliminate REIT distribution requirements).

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

     The Company's future use of NOLs for tax purposes could be substantially limited in the event of an "ownership change" as defined under Section 382 of the Tax Code. As a result of these limitations imposed by Section 382 of the Tax Code, in the event of an ownership change, the Company's ability to use its NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards  cannot be fully  utilized  under  these  limitations  within  the carryforward periods, the NOL carryforwards would expire unutilized. Accordingly, after any ownership change, the Company's ability to use its NOLs to reduce or offset taxable income would be substantially limited or not available under Section 382. In general, a company reaches the "ownership change" threshold if the "5% shareholders" increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of the Company's capital stock.

     The Company is not aware of any acquisition of shares of its capital stock that has created an "ownership change" under Section 382 of the Tax Code. Currently, the Company does not know of any acquisition of shares of its capital stock that will create an "ownership change" under Section 382 of the Tax Code. The Company adopted a shareholder rights plan in January 2002 and amended its corporate charter ("Charter") in May 2002 to allow it to minimize the chance of an ownership change within the meaning of Section 382 of the Tax Code. There can be no assurance that an ownership change will not occur. The Charter amendments were approved by the Company's shareholders on May 14, 2002 and became effective on May 15, 2002.

     If an "ownership change" occurs under Section 382 of the Tax Code, the Company's prospective use of its accumulated and unused NOL and the remaining January 2000 Loss, representing a combined total amount of approximately $(363.7) million (as of June 30, 2002), will be limited. If the Company had lost its ability to use its accumulated NOL as of January 1, 2001, the Company's taxable income would have been $22.7 million for the year ended December 31, 2001. This increase in taxable income would have created a requirement to distribute 100 percent of this income to the Company's common shareholders. If the Company was unable to distribute the taxable income to its shareholders, it would have been subject to corporate Federal and state income taxes of up to approximately $9.3 million for the year ended December 31, 2001.

     Net Operating Loss for Tax Purposes-Six months ended June 30, 2002. CRIIMI MAE generated a net operating loss for tax purposes of approximately $(37.9) million during the six months ended June 30, 2002.

     As previously discussed, as a result of its trader election in early 2000, CRIIMI MAE recognized a mark-to-market tax loss of approximately $478 million on certain Trading Assets on January 1, 2000. The January 2000 Loss is expected to be recognized evenly over four years (2000, 2001, 2002, and 2003) for tax purposes (i.e., approximately $120 million per year) beginning with the year 2000.

     A summary of the Company's year-to-date net operating loss as of June 30, 2002 is as follows:

                                                                                         (in millions)
                                                                                      ------------------
January 2000 Loss                                                                         $ (478.2)
LESS:   Amounts recognized in 2001 and 2000                                                  239.1
LESS:   Amounts recognized during the six months ended June 30, 2002                          59.8
                                                                                          ---------
Balance remaining of January 2000 Loss to be recognized in future periods                 $ (179.3)
                                                                                          =========

Taxable income for the six months ended June 30, 2002 before recognition
   of January 2000 Loss                                                                   $   21.9
LESS:   January 2000 Loss recognized during the six months ended June 30, 2002               (59.8)
                                                                                          ---------
Net Operating Loss for the six months ended June 30, 2002                                 $  (37.9)
                                                                                          =========

Accumulated Net Operating Loss through December 31, 2001                                  $ (146.5)
Net Operating Loss created during the six months ended June 30, 2002                         (37.9)
Net Operating Loss utilization                                                                   -
                                                                                          ---------
Net Operating Loss carried forward for use in future periods                              $ (184.4)
                                                                                          =========

Cash Flow

2002 compared to 2001

     Net cash provided by operating activities decreased by approximately $15.6 million to $31.9 million during the six months ended June 30, 2002 from $47.4 million during the six months ended June 30, 2001. The decrease was primarily attributable to a smaller decrease in restricted cash and cash equivalents and an increase in receivables and other assets during 2002 compared to a decrease in 2001, partially offset by a smaller decrease in accounts payable and accrued expenses and net sales of Other MBS during 2002 compared to net purchases during 2001. The 2002 increase in receivables and other assets is primarily attributable to $5.9 million of proceeds from the prepayment of an insured mortgage security that had not been received from the trustee as of June 30, 2002. The 2002 results also reflect a decrease in restricted cash and accounts payable and accrued expenses following the settlement of the First Union litigation in March 2002. The 2001 decrease in receivables and other assets reflects the January 2001 receipt of funds withheld related to the Company's interest in CMO-IV. The 2001 results also reflect a decrease in restricted cash and accounts payable and accrued expenses caused by cash outflows on the Effective Date, including approximately $44.7 million to pay off accrued interest on debt incurred prior to the Chapter 11 filing, $3.9 million to pay an emergence financing origination fee related to a portion of the New Debt, and $7.4 million to pay accrued payables related to the Chapter 11 filing.

     Net cash provided by investing activities increased by approximately $24.4 million to $40.7 million during the six months ended June 30, 2002 from $16.3 million during the six months ended June 30, 2001. The increase was primarily attributable to a $27.8 million increase in proceeds from mortgage security dispositions and $8.2 million of proceeds from the sale by CMSLP of its servicing rights (excludes reimbursement of advances, which are included in operating cash flows) during 2002, partially offset by $9.9 million of cash that CMSLP invested in investment-grade CMBS.

     Net cash used in financing activities decreased by approximately $79.8 million to $70.6 million during the six months ended June 30, 2002 from $150.4 million during the six months ended June 30, 2001. The decrease in cash used is primarily attributable to an outflow of cash of approximately $127.2 million on the Effective Date in April 2001, which was used to pay off a portion of the aggregate principal relating to debt incurred prior to the Chapter 11 filing. During 2002 there were $18.9 million of principal payments on the New Debt, $18.7 million paid to redeem the Series E Preferred Stock, and a $21.5 million increase in principal payments on the securitized mortgage debt obligations due primarily to the higher mortgage security dispositions in 2002. On March 21, 2002, the Company redeemed all 173,000 outstanding shares of its Series E Preferred Stock at the stated redemption price of $106 per share plus accrued and unpaid dividends through and including the date of redemption. The total redemption price was approximately $18.7 million (approximately $396,000 of which represented accrued and unpaid dividends). The approximate $1.0 million difference between the aggregate liquidation value and the redemption price is reflected as a dividend on preferred stock in the first quarter of 2002.

     The following table, which is intended to provide a more clear understanding of net cash flows, but which is not presented in accordance with GAAP, provides a summary of CRIIMI MAE's net cash flows for the three months ended June 30, 2002 and March 31, 2002 (in millions):

                                                                         Three months         Three months
                                                                        ended 06/30/02       ended 03/31/02
                                                                        --------------       --------------
         Net cash flows (1):
                  CMBS cash inflows (BB+ through unrated) (3)               $  18.1              $18.0
                  Other cash, net                                               2.5                1.9
                  Interest expense paid on Variable-Rate
                     Secured Borrowing                                         (3.1)              (3.1)
                  Interest expense paid on Series A Senior Secured Notes       (2.9)              (2.9)
                  Interest expense accrued for Series B Senior Secured
                      Notes' semi-annual payment                               (2.1)              (2.1)
                  General and administrative expenses                          (3.0)              (2.9)
                                                                            --------            -------
                  Net cash flows during the quarter                         $   9.5             $  8.9
                                                                            ========            =======

         Principal payments on New Debt:
                  Variable-Rate Secured Borrowing                           $   7.2 (4)         $  8.1 (2)
                  Series A Senior Secured Notes                                 2.2                1.5
                                                                            --------            -------
                  Total principal payments on New Debt during the
                    quarter                                                 $   9.4             $  9.6
                                                                            ========            =======

         REO cash inflow (outflow), net                                     $  (0.1) (5)        $ (0.1) (5)
                                                                            ========            =======

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

(4) For the three months ended June 30, 2002, the Company paid $7.2 million in principal payments on the Variable-Rate Secured Borrowing, which is $4.5 million in excess of the minimum principal payment requirement of $2.7 million based upon a 15-year amortization schedule for the same three month period.

(5) The Company expects to pay a total of approximately $0.9 million in 2002 to service the mortgage debt on its REO and to fund capital improvements, because the REO is not projected to generate sufficient operating income in 2002 to service its mortgage debt or fund its capital improvements.

Financial Condition, Liquidity and Capital Resources

     Limited Summary of New Debt

     The following limited summary of the New Debt is qualified by reference to the operative documents evidencing the New Debt. The Variable-Rate Secured Borrowing provides for (i) interest at a rate of one month London Interbank Offered Rate ("LIBOR") plus 3.25% payable monthly, (ii) principal repayment/amortization obligations, including, without limitation, a requirement to pay down an aggregate $50 million in principal by April 16, 2003 (the failure to pay down this amount will not constitute an event of default but will result in the continuation or reinstatement of certain restrictions and additional restrictions), (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of 24, 30, 36 and 42 months after the Effective Date and (iv) maturity on April 16, 2005 assuming the Company exercises its options to extend the maturity date of the debt. The Series A Senior Secured Notes provides for
(i) interest at a rate of 11.75% per annum payable monthly, (ii) principal repayment/amortization obligations, including, without limitation, a principal payment obligation of $5 million due April 15, 2003 (the failure to make this payment will not constitute an event of default but will result in a 200 basis point increase in the interest rate on the unpaid principal amount if certain miscellaneous collateral is not sold or otherwise disposed of), (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of 48, 54 and 60 months after the Effective Date and (iv) maturity on April 15, 2006. The Series B Senior Secured Notes provides for (i) interest at a rate of 13% per annum payable semi-annually with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees of 1.5% of the unpaid principal balance payable at the end of 48, 54 and 60 months after the Effective Date (with the payment 60 months after the Effective Date also including an amount based on the unpaid principal balance 66 months after the Effective Date) and (iii) maturity on April 15, 2007. The New Debt described above is secured directly or indirectly by substantially all of the Company's assets. There are restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds in connection with the New Debt.

     The terms of the New Debt significantly restrict the amount of cash dividends that can be paid to shareholders. One such restriction provides that any cash dividends required to maintain REIT status (assuming the Company has the cash to make such distributions and that it is permitted to make such distributions under the terms of the New Debt) would be paid first to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. Another such restriction provides that if total realized losses and appraisal reduction amounts with respect to mortgage loans underlying the Company's Subordinated CMBS (as determined under the New Debt operative documents) exceed certain loss threshold amounts, then the Company is prohibited from paying cash dividends or making other cash distributions or payments to its shareholders, except as required to maintain REIT status, with any such cash distributions to be paid in accordance with the terms set forth in the preceding sentence. As of June 30, 2002, the Company had exceeded the loss threshold amounts under the applicable operative documents evidencing the New Debt. Exceeding such loss threshold amounts has also resulted in restrictions on the acquisition of CMBS rated "B" or lower or unrated. Additional restrictions include restrictions on the use of proceeds from equity investments in the Company and specified cash flows from certain assets acquired after the Effective Date. The restrictions implemented as a result of exceeding the loss threshold amounts cease to apply after total realized losses and appraisal reduction amounts no longer exceed the loss threshold amounts under the applicable operative documents evidencing the New Debt.

     Although there can be no assurance, the Company believes that it will have sufficient cash resources to pay interest, scheduled principal and any other required payments on the New Debt through the remainder of 2002. The Company's ability to meet its debt service obligations through the remainder of 2002 will depend on a number of factors, including management's ability to maintain cash flow (which is impacted by, among other things, the credit performance of the underlying mortgage loans) and to generate capital internally from operating and investing activities and expected reductions in REIT distribution requirements to shareholders due to expected net operating losses for tax purposes, in each case consistent with the terms of the operative documents governing the New Debt. There can be no assurance that targeted levels of cash flow will actually be achieved, that reductions in REIT distribution requirements will be realized, or that, if required, new capital will be available to the Company. The Company's ability to maintain or increase cash flow and access new capital will depend upon, among other things, interest rates, prevailing economic conditions, covenants and restrictions under the operative documents evidencing the Company's debt and/or any debt incurred to refinance all or any portion of the New Debt, and other factors, many of which are beyond the control of the Company. The Company's high level of debt limits its ability to obtain additional capital, significantly reduces income available for other activities, restricts the Company's ability to react quickly to changes in its business, limits its ability to hedge its assets and liabilities, and makes the Company more vulnerable to economic downturns. Additionally, there can be no assurance that the Company will be able to refinance all or any portion of the New Debt at or prior to maturity on terms favorable to it, or on any terms at all, or acheive any other strategic alternative that will increase its financial flexibility.

     The Company's ability to resume the acquisition of Subordinated CMBS, as well as its securitization programs (if it determines to do so) depends, among other things, on its ability to engage in such activities under the terms and conditions of the operative documents evidencing the New Debt and/or any debt incurred to refinance all or any portion of the New Debt and its ability to access additional capital (including for the purpose of refinancing all or any portion of the New Debt). Factors which could affect the Company's ability to access additional capital include, among other things, the cost and availability of such capital, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, the effects of terrorism, general economic conditions, perceptions in the capital markets of the Company's business, covenants and restrictions under the operative documents evidencing the Company's debt (or any debt incurred to refinance all or any portions of such debt), results of the Company's operations, and the Company's financial leverage, financial condition, and business prospects. The Company can give no assurance as to whether it will be able to resume its prior activities or obtain additional capital or the terms of any such capital. As discussed above, CRIIMI MAE is currently prohibited from acquiring CMBS rated "B" or lower or unrated under certain documents evidencing the New Debt.

     Summary of Cash Position and Shareholders' Equity

     As of June 30, 2002, CRIIMI MAE's restricted and unrestricted cash and cash equivalents aggregated approximately $22.1 million. Additionally, CMSLP had cash and cash equivalents of approximately $5.2 million. CMSLP's cash has decreased from $15.8 million as of March 31, 2002 as a result of CMSLP investing approximately $9.9 million of its available cash in liquid, investment-grade CMBS in June 2002 in order to earn a higher return on its invested cash.

     As of June 30, 2002 and December 31, 2001, shareholders' equity was approximately $278.7 million or $15.56 per diluted share and approximately $261.0 million or $11.54 per diluted share, respectively. After giving effect to the redemption of the Series E Preferred Stock and the First Union settlement which occurred in March 2002, the Company's pro forma book value per diluted share would have been $14.18 as of December 31, 2001. The increase in the diluted book value per share is primarily attributable to an overall increase in fair value of the Company's Subordinated CMBS and insured mortgage securities primarily due to a decrease in long-term interest rates as of June 30, 2002 compared to December 31, 2001.

     Summary of Subordinated CMBS

     As of June 30, 2002, the Company owned CMBS rated from A+ to CCC and unrated with a total fair value amount for purposes of GAAP of approximately $852 million (representing approximately 67% of the Company's total consolidated assets), an aggregate amortized cost of approximately $821 million, and an aggregate face amount of approximately $1.6 billion. Such CMBS represent investments in securities issued in CBO-1, CBO-2 and Nomura. The June 30, 2002 total fair value includes approximately 34% of the Company's CMBS which are rated BB+, BB or BB-, 23% which are rated B+, B, B- or CCC and 7% which are unrated. The remaining approximate 36% represents investment grade securities that the Company reflects on its balance sheet as a result of CBO-2. The weighted average interest rate of these CMBS as of June 30, 2002 was 6.0% and the weighted average life was 13 years. The anticipated yield to maturity related to the Company's Subordinated CMBS on an aggregate pool basis was 12.4% as of January 1, 2002 and 12.5% as of July 1, 2002.

     The aggregate investment by the rating of the Subordinated CMBS is as follows:

                                                                    Discount Rate
                                                                     or Range of
                               Weighted                             Discount Rates
                  Face Amount   Average                Fair Value      Used to     Amortized Cost   Amortized Cost
                     as of    Pass-Through Weighted      as of        Calculate     as of 6/30/02   as of 12/31/01
Security Rating   6/30/02 (in    Rate       Average    6/30/02 (in   Fair Value     (in millions)   (in millions)
                   millions)    6/30/02     Life (1)    millions)    as of 6/30/02        (3)             (4)
--------------------------------------------------------------------------------------------------------------------
A+ (2)            $   62.6         7.0%     4 years    $  63.8             6.4%     $   59.0            $  58.7

BBB+ (2)             150.6         7.0%     9 years      142.6             7.9%        131.7              131.1

BBB (2)              115.2         7.0%    10 years      104.1             8.5%         94.7               94.2

BB+                  319.0         7.0%    11 years      222.6      12.1%-12.3%        220.9              219.0

BB                    70.9         7.0%    11 years       46.8            12.8%         46.4               46.0

BB-                   35.5         7.0%    12 years       21.7            13.9%         20.6               20.5

B+                    88.6         7.0%    12 years       46.4            16.1%         45.7               45.2

B                    177.2         7.0%    13 years       85.5      16.9%-17.2%         84.4               83.7

B-                   118.3         7.1%    15 years       48.8      19.5%-20.4%         48.3               48.1

CCC                   70.9         7.0%    15 years       13.2            40.1%         13.0               13.1

Unrated/Issuer's     353.5         2.4%    18 years       56.6      35.0%-67.4%         56.4               62.8
Equity
                 ----------                           ---------                    ----------          ---------
Total (6)         $1,562.3         6.0%    13 years    $ 852.1 (6)                  $  821.1 (5)       $  822.4
                 ==========                           =========                    ==========          =========

(1) Weighted average life represents the weighted average expected life of the Subordinated CMBS prior to consideration of losses, extensions or prepayments. The weighted average life of the Subordinated CMBS may be significantly shorter, particularly with respect to the Issuer's Equity in CBO-1 (face amount of $93.9 million) and CBO-2 (face amount of $213.8 million) based on the Company's current loss expectations or potential additional increases in such loss expectations.

(2) In connection with a resecuritization of CMBS effected by the Company in 1998 ("CBO-2"), $62.6 million (originally A rated, currently A+ rated) and $60.0 million (originally BBB rated, currently BBB+ rated) face amount of investment grade securities were sold with call options and $345 million (originally A rated, currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, the Company initially retained $90.6 million (originally BBB rated, currently BBB+ rated) and $115.2 million (originally BBB- rated, currently BBB rated) face amount of securities, both with call options, with the intention to sell the securities at a later date. Such sale occurred on March 5, 1999. Since the Company retained call options on certain sold bonds (the A+, BBB+ and BBB bonds), the Company did not surrender control of these securities pursuant to the requirements of SFAS No. 125 and thus these securities are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, CRIIMI MAE has retained the securities with call options in its Subordinated CMBS portfolio reflected on its balance sheet.

(3)  Amortized cost reflects impairment charges of approximately
     $5.2 million related to the Nomura and CBO-2 unrated bonds, which were recognized during the three months ended June 30, 2002. These impairment charges are in addition to the cumulative impairment charges of approximately $178.1 million that were recognized through December 31, 2001. These impairment charges are discussed in "Results of Operations."

(4) Amortized cost reflects approximately $178.1 million of cumulative impairment charges related to certain CMBS (all bonds except those rated A+ and BBB+), which were recognized through December 31, 2001.

(5) See "REIT Status and Other Tax Matters" for information regarding the Subordinated CMBS for tax purposes.

(6)  As of June 30, 2002, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $37.1 million, $806.9 million and $8.1 million, respectively.

     Mortgage Loan Pool

     CRIIMI MAE, through CMSLP, performs servicing functions on commercial mortgage loans totaling $18.4 billion and $19.3 billion as of June 30, 2002 and December 31, 2001, respectively. The mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio were secured by properties of the types and in the geographic locations identified below:

                      6/30/02           12/31/01            Geographic                 6/30/02           12/31/01
Property Type      Percentage(i)      Percentage(i)         Location (ii)           Percentage(i)      Percentage(i)
-------------      -------------      -------------         -------------           -------------      -------------
Retail...........        30%                30%             California...........           16%                16%
Multifamily......        29%                29%             Texas................           12%                13%
Hotel............        15%                14%             Florida..............            8%                 8%
Office...........        13%                13%             Pennsylvania.........            5%                 5%
Other (iv).......        13%                14%             New York.............            5%                 5%
                        ----               ----             Other(iii)...........           54%                53%
    Total........       100%               100%                                            ----               ----
                        ====               ====                 Total............          100%               100%
                                                                                           ====               ====

(i) Based on a percentage of the total unpaid principal balance of the underlying loans.
(ii) No significant concentration by region.
(iii) No other individual state makes up more than 5% of the total.
(iv) The Company's ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes subordinated CMBS in which the Company's exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the "Subordinated Healthcare/Senior-Housing CMBS"). The Subordinated Healthcare/Senior-Housing CMBS are not owned by and are subordinate to the CMBS owned by CRIIMI MAE in this transaction. As a result, CRIIMI MAE's investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the Subordinated Healthcare/Senior-Housing CMBS. As of June 30, 2002, the Company reviewed the loans currently under surveillance by the healthcare and senior housing mortgage loans servicer. Based on its review as of June 30, 2002, the Company does not believe that the aggregate remaining shortfalls and/or realized losses on such healthcare and senior housing mortgage loans is greater than the current outstanding Subordinated Healthcare/Senior-Housing CMBS. As a result, the Company's current estimate of future credit losses as of June 30, 2002 does not include any provision for shortfalls and/or realized losses arising from the healthcare and senior housing mortgage loans currently in special servicing in this CMBS transaction. It should be noted that changes in the future performance of the healthcare and senior housing mortgage loans that result in greater shortfalls and/or losses may result in future losses and/or possible impairment to CRIIMI MAE's CMBS.

     Specially Serviced Mortgage Loans

     CMSLP performs special servicing on the loans underlying CRIIMI MAE's Subordinated CMBS portfolio. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. CRIIMI MAE believes that because it owns the first loss unrated or lowest rated bond of all but one of the CMBS transactions related to its Subordinated CMBS, CMSLP has an incentive to quickly resolve any loan workouts. As of June 30, 2002 and December 31, 2001, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

                                                                6/30/02                    12/31/01
                                                                -------                    --------
Specially serviced loans due to monetary default (a)         $797.8 million          $701.7 million

Specially serviced loans due to covenant default/other         94.9 million            90.0 million
                                                             ---------------         ----------------
Total specially serviced loans (b)                           $892.7 million          $791.7 million
                                                             ===============         ================
Percentage of total mortgage loans (b)                           4.8%                    4.1%
                                                             ===============         ================

(a) Includes $103.4 million and $94.5 million, respectively, of real estate owned by underlying trusts.
(b) As of July 31, 2002, total specially serviced loans were approximately $826 million, or 4.6% of the total mortgage loans. See discussion below for additional information regarding specially serviced loans.

     The specially serviced mortgage loans as of June 30, 2002 were secured by properties of the types and located in the states identified below:


Property Type      $ (in millions)    Percentage            Geographic Location     $ (in millions)    Percentage
-------------      ---------------    ----------            -------------------     ---------------    ----------
Hotel...........      $  486.9            54%               Florida...............      $ 138.5           16%
Retail..........         273.9            31%               Oregon................         93.4           10%
Multifamily.....          43.9             5%               Texas.................         76.4            9%
Office..........          32.1             4%               New York..............         44.5            5%
Healthcare......          27.7             3%               Georgia...............         44.5            5%
Industrial......          18.2             2%               California............         34.6            4%
Other...........          10.0             1%               Other.................        460.8           51%
                      --------           ----                                           -------          ----
  Total.........      $  892.7           100%                 Total...............      $ 892.7          100%
                      ========           ====                                           =======          ====

     As reflected above, as of June 30, 2002, approximately $486.9 million, or 54%, of the specially serviced mortgage loans are secured by mortgages on hotel properties. The hotel properties that secure the mortgage loans underlying the Company's Subordinated CMBS portfolio are geographically diverse, with a mix of hotel property types and franchise affiliations. Of the mortgage loans underlying the Company's Subordinated CMBS, loans representing a total outstanding principal amount of $1.3 billion are secured by limited service hotels, of which $298.2 million are in special servicing as of June 30, 2002. Limited service hotels are generally hotels with room-only operations or hotels that offer a bedroom and bathroom, but limited other amenities, and are often in the budget or economy group. Of the mortgage loans underlying the Company's Subordinated CMBS, loans representing a total outstanding principal amount of $1.5 billion are secured by full service hotels, of which $188.7 million are in special servicing as of June 30, 2002. Full service hotels are generally mid-price, upscale or luxury hotels with restaurant and lounge facilities and other amenities. Of the $486.9 million of hotel loans in special servicing as of June 30, 2002, approximately $304.1 million, or 62%, relate to four borrowing relationships more fully described as follows:

o 25 loans totaling $98.1 million spread across four CMBS transactions secured by hotel properties throughout the U.S. In one of these CMBS transactions, which contains 10 loans totaling $39.0 million, the Company holds only a 25% ownership interest in the non-rated class. In the other three CMBS transactions, the Company holds a 100% ownership interest in the non-rated class. The 25 loans were transferred into special servicing in December 2001 due to the bankruptcy filing of each special purpose borrowing entity and their parent company. The parent company was able to obtain debtor-in-possession financing. The borrowers are currently paying post-petition interest on $71 million of these loans. The properties relating to the remaining $27 million of loans were deemed by the borrowers to be highly leveraged, and therefore, not able to support additional debt. Interest is not being paid current on these loans, and consensual resolution and emergence strategies are currently being negotiated. Based on current negotiations and estimation of property values and potential recoveries on these loans at the completion of the expected workout period, the Company's current estimate of future credit losses includes $3.1 million arising from these mortgage loans currently in special servicing.
o 27 loans totaling $140.4 million spread across three CMBS transactions secured by hotel properties in the west and Pacific northwest states. The borrower has filed for bankruptcy protection. The borrower has indicated that the properties have experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks. Based upon the current estimate of potential recoveries on these loans, which in turn is based on the Company's estimates of property values and pending additional developments in the bankruptcy proceedings, the Company's current estimate of future credit losses includes approximately $5.5 million arising from these mortgage loans currently in special servicing. In calculating estimated recoveries, management considered potential additional recoveries available because of the cross collateralization of certain of these loans as well as other factors specific to the bankruptcy filing. The Company expects to reevaluate recoveries on these loans within approximately 60 days, after the acceptance of final appraisals.
o Five loans totaling $46.1 million secured by hotel properties in Florida and Texas. The loans are past due for the February 2002 payment. Based upon current negotiations and appraised values of these properties, the Company's current estimate of future credit losses includes $7.3 million arising from these mortgage loans currently in special servicing.
o Nine loans totaling $19.5 million secured by limited service hotels in midwestern states. The loans are past due for the February 2002 payment. The borrower cites reduced occupancy related to the recent downturn in travel as the cause for a drop in operating performance at the properties. CMSLP is attempting to negotiate a workout with the borrower. Based on current negotiations and appraised values of these properties, the Company's current estimate of future credit losses does not include any provision for losses arising from these mortgage loans currently in special servicing.

     There can be no assurance that the Company's estimate of future credit losses related to any one or more of the foregoing mortgage loans or other mortgage loans underlying the Company's Subordinated CMBS will not be exceeded as a result of additional or existing adverse events or circumstances. Such events or circumstances include, but are not limited to, the receipt of new or updated appraisals at lower than anticipated amounts, legal proceedings (including bankruptcy filings) involving borrowers, an economic downturn or recession, a delay in disposition of specially serviced mortgage loans, or an unforeseen reduction in expected recoveries, any of which could result in additional future credit losses and/or possible impairment to CRIIMI MAE's Subordinated CMBS, the effect of which could be potentially adverse to CRIIMI MAE.

     The following table provides a summary of the change in the balance of specially serviced loans from March 31, 2002 to June 30, 2002 and from December 31, 2001 to March 31, 2002:

                                                                3/31/02          12/31/01
                                                                   to               to
                                                                6/30/02           3/31/02
                                                                -------           -------
     (in millions)
     Specially Serviced Loans, beginning of period              $ 898.9           $ 791.7
          Transfers in due to monetary default                     48.4             172.8  (1)
          Transfers in due to covenant default and other            4.2              18.7
          Transfers out of special servicing                      (54.2) (2)        (79.0)
          Loan amortization                                        (4.6) (3)         (5.3) (3)
                                                                -------            ------
     Specially Serviced Loans, end of period                    $ 892.7            $898.9
                                                                =======            ======

(1) Approximately $113.7 million, or 66%, are loans secured by hotel properties. Included in this total is $98 million resulting from the borrowing relationship comprised of 25 hotel loans spread across four CMBS transactions that is described in the first bullet point above.
(2) In addition to these transfers out of special servicing, loans totaling approximately $52 million related to a portfolio of retail property loans transferred out of special servicing in July 2002. The Company fully recovered the outstanding principal and interest on these loans.
(3) Represents the reduction of the scheduled principal balances due to advances made by the master servicers.

     For all loans in special servicing, CMSLP is pursuing remedies available to it in order to maximize the recovery of the outstanding debt. See Exhibit 99.1 to this Quarterly Report on Form 10-Q for a detailed listing of all specially serviced loans underlying the Company's Subordinated CMBS.

Appraisal Reductions and Losses on CMBS

     The effect of an appraisal reduction generally is that the master servicer stops advancing interest payments on the amount by which the aggregate of debt, advances and other expenses exceeds 90% (in most cases) of the appraisal amount, thus reducing the cash flows to CRIIMI MAE as the holder of the first loss unrated or lowest rated bonds, as if such appraisal reduction was a realized loss. For example, assuming a weighted average coupon of 6%, a $1 million appraisal reduction would reduce net cash flows to the Company by $60,000 on an annual basis. An appraisal reduction may result in a higher or lower realized loss based on the ultimate disposition or work-out of the mortgage loan. Appraisal reductions for the CMBS transactions in which the Company retains an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

                                                            CBO-1          CBO-2        Nomura            Total
                                                            -----          -----        ------            -----
Year 2000                                                $ 1,872,000     $18,871,000   $     --       $ 20,743,000
Year 2001                                                 15,599,000      31,962,000    874,000         48,435,000
January 1, 2002 through June 30, 2002                     13,568,000      29,564,000   (874,000)        42,258,000
                                                         -----------     ------------  --------       ------------
Cumulative Appraisal Reductions through June 30, 2002    $31,039,000     $80,397,000   $     --       $111,436,000
                                                         ===========    ============   ========       ============

     * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, when CMSLP obtains a third-party appraisal, it calculates one.

     The Company's unrated bonds/issuer's equity from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives. The following tables summarize the actual realized losses on CMBS through June 30, 2002 and the expected future losses through the life of the CMBS:

                                                              CBO 1           CBO 2          Nomura           Total
                                                              -----           -----          ------           -----
Year 1999 actual realized losses                          $    738,000    $         --    $         --    $    738,000
Year 2000 actual realized losses                             3,201,000       1,087,000              --       4,288,000
Year 2001 actual realized losses                               545,000       8,397,000         238,000       9,180,000
                                                           -----------    ------------    ------------    ------------
Cumulative actual realized losses through the year 2001      4,484,000       9,484,000         238,000      14,206,000
Actual realized losses, January 1 through June 30, 2002      1,664,000       8,655,000         563,000      10,882,000
                                                          ------------    ------------    ------------    ------------
Cumulative actual realized losses through June 30, 2002   $  6,148,000    $ 18,139,000    $    801,000    $ 25,088,000
                                                          ============    ============    ============    ============

Cumulative expected loss estimates (including cumulative
 actual realized losses) through the year 2002            $ 28,046,000    $ 32,525,000    $  3,199,000    $ 63,770,000
Expected loss estimates for the year 2003                   10,317,000      53,370,000       1,544,000      65,231,000
Expected loss estimates for the years 2004-2006             27,452,000     120,384,000      23,259,000     171,095,000
Expected loss estimates for the years 2007-2009              3,867,000      16,719,000       4,539,000      25,125,000
Expected loss estimates for the remaining life of
 investment (for the years 2010-2027)                       10,974,000      12,650,000       2,529,000      26,153,000
                                                          ------------    ------------    ------------    ------------
Cumulative expected loss estimates (including cumulative
 actual realized losses) through life of  CMBS            $ 80,656,000    $235,648,000    $ 35,070,000    $351,374,000
                                                          ============    ============    ============    ============

     As of June 30, 2002, the Company revised its overall expected loss estimate related to its Subordinated CMBS portfolio from $335 million to $351 million, with such total losses occurring or expected to occur through the life of its Subordinated CMBS portfolio. This revision to the overall expected loss estimate is primarily the result of increased projected loan losses due to lower than anticipated appraisals and revised internal estimates on properties underlying certain defaulted mortgage loans. The Company's overall expected loss estimate of $351 million through the life of its Subordinated CMBS portfolio represents the Company's estimate of total principal write-downs to its Subordinated CMBS due to realized losses related to underlying mortgage loans, and is included in the calculation of the current weighted average anticipated yield to maturity. As previously discussed, there can be no assurance that this revised overall expected loss estimate will not be exceeded as a result of additional or existng adverse events or circumstances.

     A table of the anticipated yields-to-maturity is provided in Note 4 of Notes to Consolidated Financial Statements.

     Summary of Other Assets

     CRIIMI MAE's Other Assets

     As of June 30, 2002 and December 31, 2001, the CRIIMI MAE's other assets consisted primarily of insured mortgage securities, equity investments, other mortgage-backed securities, cash and cash equivalents (as previously discussed), principal and interest receivables on its various assets, and REO.

     The Company had $311.3 million and $343.1 million (at fair value) invested in insured mortgage securities as of June 30, 2002 and December 31, 2001, respectively. The change in fair value is primarily attributable to the prepayment of insured mortgage securities, which had fair values of $36.5 million at December 31, 2001. As of June 30, 2002, 89% were GNMA Mortgage-Backed Securities and approximately 11% of CRIIMI MAE's investment in insured mortgage securities were FHA-Insured Certificates. The total mortgage securities of $311.3 million include an unencumbered insured mortgage security with a fair value of $5.4 million. The remaining $305.9 million of mortgage securities are pledged to secure certain collateralized mortgage obligations or securities issued in connection with three securitization transactions aggregating $294.7 million as of June 30, 2002. CRIIMI MAE receives the net cash flows after debt service, generally excess interest and prepayment penalties, from the three wholly owned subsidiaries that pledged these insured mortgage securities to secure the related obligations, along with the cash flow from the one unencumbered mortgage security, which represent the total cash flows that the Company receives from these mortgage securities. The net cash flows after debt service are applied as principal amortization payments (in connection with cash flow from other miscellaneous assets) on Series A Senior Secured Notes.

     As of June 30, 2002 and December 31, 2001, the Company had approximately $8.1 million and $9.3 million, respectively, in investments accounted for under the equity method of accounting. Included in equity investments are (a) the general partnership interests (2.9% to 4.9% ownership interests) in the AIM Funds, and (b) a 20% limited partnership interest in the adviser to the AIM Funds. The decrease in these investments is primarily the result of partner distributions declared by the AIM Funds during the first and second quarters of 2002 due to loan pay-offs and normal cash flow distributions. The carrying values of these equity investments are expected to continue to decline over time as the AIM Funds decrease their asset bases and distribute proceeds to their partners.

     The Company's Other Mortgage-Backed Securities includes primarily investment grade CMBS and investment grade residential mortgage-backed securities. As of June 30, 2002 and December 31, 2001, the fair values of the Company's Other Mortgage-Backed Securities were approximately $7.7 million and $8.5 million, respectively.

     In October 2001, a wholly owned subsidiary of CRIIMI MAE acquired certain partnership interests in a partnership that was the obligor on a mezzanine loan payable to CRIIMI MAE in exchange for curing a default on the first mortgage loan through a cash payment of approximately $276,000. This partnership and another wholly-owned subsidiary of CRIIMI MAE own 100% of the partnership interests in the partnership which is the obligor on the first mortgage loan. The first mortgage loan is secured by a shopping center in Orlando, Florida. As a result of this acquisition, the Company, through certain of its wholly owned subsidiaries, owns 100% of the partnership interests and is consolidating its accounts as of October 1, 2001. The Company accounts for these assets as REO, and the REO is being held for investment. The mezzanine loan payable is eliminated in consolidation. As of June 30, 2002 and December 31, 2001, the Company had $8.7 million and $8.6 million, respectively, in REO assets included in other assets ($8.3 million relating to the actual building and land). In addition, the Company had $7.2 million and $7.1 million of mortgage payable (net of discount) related to the REO as of June 30, 2002 and December 31, 2001, respectively. The Company hopes to reposition and stabilize this asset to increase its value, although there can be no assurance the Company will be able to do so. Currently, the Company expects that it will hold the REO for more than one year.

     As discussed previously, $9.8 million of the Company's goodwill and intangible assets related to the 1995 Merger (previously included in the Company's other assets) were written-off on January 1, 2002 upon the adoption of SFAS 142.

     Servicing's Other Assets

     As of June 30, 2002, CMSLP's other assets consisted primarily of investments in liquid, investment-grade CMBS, advances receivable, fixed assets, investments in interest-only strips and investments in subadvisory contracts. As of December 31, 2001, CMSLP's other assets consisted primarily of advances receivable, investments in mortgage servicing rights, fixed assets, investments in interest-only strips and investments in subadvisory contracts. The servicing other assets have increased by approximately $2.7 million from $18.2 million at December 31, 2001 to $20.9 million at June 30, 2002. The increase is primarily the result of CMSLP's purchase of $9.9 million of liquid, investment-grade CMBS in June 2002 with cash that was available for investment following the sale of the servicing rights in February 2002. This increase was partially offset by a $4.1 million decrease in investments in mortgage servicing rights and a $2.5 million decrease in advances receivable following the sale of the servicing rights.

     Liabilities

     CRIIMI MAE's Liabilities

     As of June 30, 2002 and December 31, 2001, CRIIMI MAE's liabilities consisted primarily of debt, accrued interest, and accounts payable. Total recourse debt decreased by approximately $16.6 million to $398.1 million as of June 30, 2002 from $414.7 million as of December 31, 2001 due to principal repayments of $18.9 million during the six months ended June 30, 2002, partially offset by interest accretion of $2.2 million on the Series B Senior Secured Notes. Total non-recourse debt decreased by approximately $30.4 million to $579.2 million as of June 30, 2002 from $609.6 million as of December 31, 2001. This decrease is primarily attributable to the significant prepayments of the mortgages underlying the insured mortgage securities that occurred during the six months ended June 30, 2002, which resulted in a corresponding reduction in the principal balances of the securitized mortgage obligations. CRIIMI MAE's payables and accrued liabilities decreased by approximately $4.7 million to $21.3 million as of June 30, 2002 from $25.9 million as of December 31, 2001 primarily as a result of the settlement of the litigation with First Union National Bank in March 2002.

     Servicing's Liabilities

     As of June 30, 2002 and December 31, 2001, CMSLP's liabilities consisted primarily of accounts payable and accrued expenses. The liabilities as of December 31, 2001 also included a payable for a line of credit that was used by CMSLP to fund property protection advances as a master servicer. The servicing liabilities decreased by approximately $2.6 million to $1.0 million as of June 30, 2002 from $3.7 million as of December 31, 2001. The decrease is primarily the result of the repayment of the $1.7 million line of credit for property protection advances following the sale of servicing rights in February 2002. The remaining decrease is the result of reduced normal operations following the sale of the servicing rights and the resulting reduction in staff.

     Dividends/Other

     The terms of the New Debt significantly restrict the amount of cash dividends that can be paid. Among the other factors which impact CRIIMI MAE's dividends, if any, are (i) the level of income earned on uninsured mortgage assets, such as Subordinated CMBS (including, but not limited to, the amount of original issue discount income, interest shortfalls and losses on Subordinated
CMBS), (ii) net operating losses, (iii) the fluctuating yields on short-term, variable-rate debt and the rate at which CRIIMI MAE's LIBOR-based debt is priced, as well as the rate CRIIMI MAE pays on its other borrowings, (iv) changes in operating expenses, (v) the level of income earned on CRIIMI MAE's insured mortgage securities depending primarily on prepayments and defaults,
(vi) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, distributions from its subsidiaries can be reinvested, (vii) to the extent applicable, cash dividends paid on preferred shares, (viii) to the extent applicable, whether the Company's taxable mortgage pools continue to be exempt from corporate level taxes, (ix) realized losses on certain transactions, and (x) the timing and amounts of cash flows attributable to its other lines of business - mortgage servicing and other fee income. See "Financial Condition, Liquidity and Capital Resources" for a discussion of restrictions on paying cash dividends.

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

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that all of its government-insured mortgage securities constitute Qualifying Interests with the exception of one such security, which constitutes an Other Real Estate Interest. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of June 30, 2002, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market. The Company will have fluctuations in the amount of interest expense paid on its Variable-Rate Secured Borrowing primarily due to changes in one-month LIBOR. The Company will also experience fluctuations in the market value of its mortgage assets related to changes in the interest rates of U.S. Treasury securities as well as changes in the spread between U.S. Treasury securities and the mortgage assets. As of June 30, 2002, the average U.S. Treasury rate used to price the Company's CMBS had decreased by approximately 25 basis points and credit spreads had widened by approximately 18 basis points compared to December 31, 2001. In addition to the factors described above, the fair values of the insured mortgage securities are also affected by changes in the weighted average lives of the insured mortgage securities, which results in adjustments to the terms of the U.S. Treasury securities that are used in the determination of the fair values. As of June 30, 2002, the terms of the U.S. Treasury securities that were used to value the insured mortgage securities were shorter than those used at December 31, 2001 due to lower market interest rates and other loan attributes of the underlying insured mortgage securities.


     In April 2002, CRIIMI MAE entered into a second interest rate protection agreement. This interest rate protection agreement, or cap, which was effective on May 1, 2002, is for a notional amount of $175.0 million, caps LIBOR at 3.25%, and matures on November 3, 2003. The cap was purchased for approximately $1.6 million.

     CRIIMI MAE has interest rate caps to mitigate the adverse effects of rising interest rates on the amount of interest expense payable under its Variable-Rate Secured Borrowing. The caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index (typically one-month LIBOR), increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the caps. The terms of the caps as well as the stated interest rates of the caps, which in all cases are currently above the current rate of the index, will limit the amount of protection that the caps offer. The average one-month LIBOR index was 1.85% during the six months ended June 30, 2002, which was a 2 basis point decrease from December 31, 2001.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 14, 2002.

(1) The stockholders elected each of the following Class II Nominees to the Board of Directors for terms expiring at the 2005 annual meeting of stockholders and until their successors have been duly elected and qualified:

                                                       For                                Withhold
         Director                              %       Shares                   %         Shares
         --------                             ---      ------                  ---        ------
         H. William Willoughby               91.8%   9,724,484                 8.2%       872,299
         Alan M. Jacobs (a)                  92.7%   9,818,946                 7.3%       777,837
         Donald C. Wood                      92.7%   9,821,134                 7.3%       775,649


     The  following  individuals  continue  to serve on the Board of  Directors:
William B. Dockser, John R. Cooper, Donald J. MacKinnon, Robert J. Merrick, and Robert E. Woods.

     (a) Alan M. Jacobs subsequently resigned from the Board of Directors effective May 28, 2002.

(2) The stockholders approved amendments to the Company's Charter to effect additional restrictions upon the transfer of the Company's capital stock which prohibit (unless approved by the Company's Board of Directors or otherwise excepted in the amendments to the Charter) (a) any person or group from beneficially owning five percent (5%) or more of the market value of the Company's outstanding capital stock or (b) an existing 5% stockholder from acquiring additional shares of the Company's capital stock, such amendments intended to protect the Company's net operating losses for tax purposes.

         Common Stockholders
                             %             Shares
                            ---            ------
         For               72.2%          9,362,207
         Against            9.2%          1,189,149
         Abstain            0.4%             45,427

         Series B Preferred Stock Holders

                             %             Shares
                            ---            ------
         For               86.3%          1,376,124
         Against            9.3%            148,642
         Abstain            0.2%              3,390

(3)      The stockholders approved an amendment to the 2001 Stock
         Incentive Plan to increase the number of shares available for issuance under the 2001 Stock Incentive Plan from 610,000 to 1,235,000.

                             %             Shares
                            ---            ------
         For               85.3%         9,041,398
         Against           14.2%         1,502,453
         Abstain            0.5%            52,932

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit No.               Description

         3 Registrant's Articles of Amendment, filed with the Maryland State Department of Assessments and Taxation on October 12, 2001 (incorporated by reference to Exhibit 3.1 to the Company's Form S-8 filed with the SEC on June 13, 2002).

         3.1 Registrant's Articles Supplementary for its Series H Junior Preferred Stock, filed with the Maryland State Department of
                                   Assessments and Taxation on January 30, 2002
                                   (incorporated by reference to Exhibit 3.2 to the Company's Form S-8 filed with the SEC on June 13, 2002).

         3.2 Registrant's Articles of Amendment, filed with the Maryland State Department of Assessments and Taxation on May 15, 2002 (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed with the SEC on May 16, 2002).

         4 Amended and Restated First Amendment to Rights Agreement, dated as of June 10, 2002 between CRIIMI MAE Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A/A filed with the SEC on June 13, 2002).

         10 Agreement dated May 20, 2002 between CRIIMI MAE Inc. and Friedman, Billings, Ramsey & Co., Inc. ("FBR") to retain FBR as the financial advisor to the Company (filed herewith).

         99.1 Special Serviced Loan Report relating to specially serviced loans underlying the Company's CMBS as of June 30, 2002 (filed herewith).

         99.2 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).

(b)      REPORTS ON FORM 8-K

                 Date                          Purpose

         May 10, 2002              To report the Board of Directors' decision to
                                   dismiss the Company's independent auditors,
                                   Arthur Andersen LLP, effective upon the
                                   completion of Arthur Andersen's audit of the December 31, 2001 financial statements of the CRIIMI MAE Management, Inc. Retirement Plan and the related filing of the Annual Report on Form 11-K with the SEC.

         May 16, 2002              To report:  (1) the receipt of an unsolicited
                                   offer to purchase all of the issued and
                                   outstanding shares of the Company's common stock for $7.00 per share from a group of individual shareholders, and (2) the approval by the Company's shareholders at the 2002 annual meeting held on May 14, 2002 of an amendment to the Company's Charter, to place additional restrictions on the transfer of the Company's capital stock and an amendment to the Company's 2001 Stock
                                   Incentive Plan (the "Plan") increasing the number of shares available under the Plan.

         May 22, 2002              To report:  (1) a press release on May 16,
                                   2002 announcing the Board of Directors'
                                   decision to defer the payment of second
                                   quarter dividends on shares of the Company's
                                   Series B Preferred Stock, Series F Preferred
                                   Stock, and Series G Preferred Stock, and
                                   (2) a press release on May 20, 2002
                                   announcing the Board of Directors' decision to retain the investment banking firm of Friedman, Billings, Ramsey & Co., Inc.
                                   to assist the Board with an evaluation of strategic alternatives designed to maximize shareholder value.

         May 23, 2002              A Form 8-K/A to amend the Current Report on
                                   Form 8-K, dated May 10, 2002, to reflect the fact that Arthur Andersen LLP was dismissed on May 14, 2002 upon the completion of its audit of the December 31, 2001 financial statements of the CRIIMI MAE Management, Inc.
                                   Retirement Plan and the related filing of the Annual Report on Form 11-K with the SEC on May 14, 2002, as anticipated.

         June 6, 2002              To report:  (1) the Board of Directors'
                                   selection of Ernst & Young LLP as the Company independent auditors for the Company's consolidated financial statements for the year ending on December 31, 2002, and (2) the resignation of Alan M. Jacobs from the Company's Board of Directors.

                                  Signature

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CRIIMI MAE INC.


August 14, 2002                          /s/Cynthia O. Azzara
---------------                          -------------------------------
DATE                                     Cynthia O. Azzara
                                         Senior Vice President,
                                         Principal Accounting Officer
                                          and Chief Financial Officer