Form 10-Q
period 2002-09-30
CRIIMI MAE INC
filed 2002-11-14
CIK 847322

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

For the quarter ended September 30, 2002          Commission file number 1-10360

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

                              ------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
Title of each class                                 which registered
-------------------                         ---------------------------------
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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                              Outstanding as of November 11, 2002
        -----                              ------------------------------------
Common Stock, $0.01 par value                          13,945,068

                                 CRIIMI MAE INC.

                          Quarterly Report on Form 10-Q



                                                                          Page
PART I. Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2002
         (unaudited) and December 31, 2001................................. 3

         Consolidated Statements of Income for the three and nine
         months ended September 30, 2002 and 2001 (unaudited).............  4

         Consolidated Statements of Changes in Shareholders' Equity
         for the nine months ended September 30, 2002 (unaudited).........  5

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2002 and 2001 (unaudited).............  6

         Notes to Consolidated Financial Statements (unaudited)...........  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................. 38

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....... 65

Item 4.  Controls and Procedures.......................................... 65

PART II. Other Information


Item 5.  Other Information................................................ 66

Item 6.  Exhibits and Reports on Form 8-K................................. 66

Signature ................................................................ 67

Certifications ........................................................... 68

                                     PART I

ITEM 1.         FINANCIAL STATEMENTS

                            CRIIMI MAE INC.
                      CONSOLIDATED BALANCE SHEETS

                                                                           September 30,          December 31,
                                                                                2002                  2001
                                                                         -------------------   -------------------
                                                                            (unaudited)
Assets:
  Mortgage assets:
    Subordinated CMBS and Other MBS, at fair value                            $ 553,615,003         $ 536,204,992
    Subordinated CMBS pledged to secure Securitized Mortgage
         Obligation - CMBS, at fair value                                       329,470,137           296,477,050
    Insured mortgage securities, at fair value                                  298,968,613           343,091,303
  Equity investments                                                              7,452,402             9,312,156
  Other assets                                                                   25,094,967            37,180,968
  Receivables                                                                    20,195,388            18,973,680
  Servicing other assets                                                         20,153,857            18,250,824
  Servicing cash and cash equivalents                                             6,690,078             6,515,424
  Restricted cash and cash equivalents                                            7,875,949            38,214,277
  Other cash and cash equivalents                                                15,694,543            10,783,449
                                                                         -------------------   -------------------
Total assets                                                                $ 1,285,210,937       $ 1,315,004,123
                                                                         ===================   ===================
Liabilities:
  Variable-rate secured borrowing                                             $ 221,561,399         $ 244,194,590
  Series A senior secured notes                                                  94,470,465            99,505,457
  Series B senior secured notes                                                  66,175,191            63,937,383
  Payables and accrued expenses                                                  27,076,818            25,946,959
  Mortgage payable                                                                7,188,552             7,109,252
  Servicing liabilities                                                           1,095,101             3,660,173
  Securitized mortgage obligations:
    Collateralized bond obligations-CMBS                                        285,141,921           283,047,470
    Collateralized mortgage obligations-
       insured mortgage securities                                              276,229,935           326,558,161
                                                                         -------------------   -------------------
Total liabilities                                                               978,939,382         1,053,959,445
                                                                         -------------------   -------------------

Shareholders' equity:
  Preferred stock, $0.01 par; 75,000,000
     shares authorized; 3,424,992 and 3,597,992 shares
     issued and outstanding, respectively                                            34,250                35,980
  Common stock, $0.01 par; 300,000,000 shares
     authorized; 13,945,068 and 12,937,341 shares
      issued and outstanding, respectively                                          139,451               129,373
  Accumulated other comprehensive income (loss):
    Unrealized gains (losses) on mortgage assets                                 83,424,534            (6,060,398)
    Unrealized losses on interest rate caps                                      (1,289,353)             (383,200)
  Deferred compensation                                                             (36,253)                    -
  Additional paid-in capital                                                    619,197,712           632,887,967
  Accumulated deficit                                                          (395,198,786)         (365,565,044)
                                                                         -------------------   -------------------

Total shareholders' equity                                                      306,271,555           261,044,678
                                                                         -------------------   -------------------

Total liabilities and shareholders' equity                                  $ 1,285,210,937       $ 1,315,004,123
                                                                         ===================   ===================


     The accompanying notes are an integral part of these consolidated financial statements.

                                CRIIMI MAE INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                               For the three                    For the nine
                                                                        months ended September 30,       months ended September 30,
                                                                            2002           2001             2002           2001
                                                                        ------------   ------------     ------------   ------------
Interest income:
   Subordinated CMBS                                                   $ 25,678,715    $ 26,443,069     $ 76,815,219   $ 79,114,530
   Insured mortgage securities                                            5,829,458       7,144,951       18,468,181     22,003,020
                                                                       -------------   ------------     -------------  ------------
   Total interest income                                                 31,508,173      33,588,020       95,283,400    101,117,550
                                                                       -------------   ------------     -------------  ------------
Interest and related expenses:
   Variable-rate secured borrowing                                        3,700,424       5,464,043       11,397,375     10,228,293
   Series A senior secured notes                                          2,889,054       3,085,107        8,781,875      5,700,429
   Series B senior secured notes                                          3,480,499       3,284,027       10,289,704      5,910,212
   Fixed-rate collateralized bond obligations-CMBS                        6,397,966       6,370,858       19,337,866     19,157,020
   Fixed-rate collateralized mortgage obligations - insured securities    5,642,316       6,516,462       18,297,034     20,353,650
   Other interest expense                                                   245,984          56,846          743,966      2,152,538
   Variable-rate secured borrowings-CMBS                                          -               -                -      7,325,059
   Fixed-rate senior unsecured notes                                              -               -                -      2,712,142
                                                                       -------------   ------------     -------------  ------------
   Total interest expense                                                22,356,243      24,777,343       68,847,820     73,539,343
                                                                       -------------   ------------     -------------  ------------
Net interest margin                                                       9,151,930       8,810,677       26,435,580     27,578,207
                                                                       -------------   ------------     -------------  ------------
   General and administrative expenses                                   (2,799,151)     (3,175,927)      (8,681,625)    (8,158,978)
   Depreciation and amortization                                           (312,388)       (947,002)        (920,928)    (2,787,685)
   Servicing revenue                                                      2,976,371       3,353,195        8,233,944      3,353,195
   Servicing general and administrative expenses                         (2,222,008)     (2,823,706)      (6,847,992)    (2,823,706)
   Servicing amortization, depreciation, and impairment expenses           (508,000)       (669,560)      (1,418,810)      (669,560)
   Servicing restructuring expenses                                               -               -         (141,240)             -
   Servicing gain on sale of servicing rights                                34,309               -        4,851,907              -
   Income tax benefit (expense)                                             481,256               -         (427,520)             -
   Equity in earnings (losses) from investments                              98,005         163,250          330,747     (1,791,291)
   Other income, net                                                        711,923         939,612        2,142,354      3,292,461
   Net (losses) gains on mortgage security dispositions                    (310,722)         56,109         (567,014)           307
   Impairment on CMBS                                                   (29,884,497)     (3,886,347)     (35,035,588)    (3,886,347)
   Hedging expense                                                         (353,085)        (75,210)        (749,412)      (996,249)
   Investment banking fees                                                 (438,889)              -         (683,333)             -
   Reorganization items                                                           -        (464,152)               -     (1,909,780)
   Emergence financing origination fee                                            -               -                -     (3,936,616)
                                                                       -------------   ------------     -------------  ------------
                                                                        (32,526,876)     (7,529,738)     (39,914,510)   (20,314,249)
                                                                       -------------   ------------     -------------  ------------

Net (loss) income before cumulative effect of changes in accounting
   principles                                                           (23,374,946)      1,280,939      (13,478,930)     7,263,958
Cumulative effect of adoption of SFAS 142                                         -               -       (9,766,502)             -
Cumulative effect of change in accounting principle related to
   servicing revenue                                                              -               -                -      1,995,262
Cumulative effect of adoption of SFAS 133                                         -               -                -       (135,142)
                                                                       -------------   ------------     -------------  ------------
Net (loss) income before dividends accrued or paid on preferred shares  (23,374,946)      1,280,939      (23,245,432)     9,124,078
Dividends accrued or paid on preferred shares                            (1,726,560)     (2,004,647)      (6,388,310)    (6,193,444)
                                                                       -------------   ------------     -------------  ------------
Net (loss) income available to common shareholders                    $ (25,101,506)     $ (723,708)   $ (29,633,742)   $ 2,930,634
                                                                       =============   ============     =============  ============
Net (loss) income available to common shareholders per common share:
       Basic - before cumulative effect of changes in accounting
         principles                                                         $ (1.80)        $ (0.06)         $ (1.46)        $ 0.10
                                                                       =============   ============     =============  ============
       Basic - after cumulative effect of changes in accounting
         principles                                                         $ (1.80)        $ (0.06)         $ (2.17)        $ 0.28
                                                                       =============   ============     =============  ============
       Diluted - before cumulative effect of changes in accounting
         principles                                                         $ (1.80)        $ (0.06)         $ (1.46)        $ 0.10
                                                                       =============   ============     =============  ============
       Diluted - after cumulative effect of changes in accounting
         principles                                                         $ (1.80)        $ (0.06)         $ (2.17)        $ 0.28
                                                                       =============   ============     =============  ============
   Shares used in computing basic (loss) earnings per share              13,926,600      12,508,253       13,635,656     10,464,433
                                                                       =============   ============     =============  ============

     The accompanying notes are an integral part of these consolidated financial statements.

                    CRIIMI MAE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
    For the nine months ended September 30, 2002
                     (Unaudited)

                                                                                        Accumulated
                                Preferred    Common       Additional                       Other                          Total
                                Stock Par   Stock Par      Paid-in     Accumulated     Comprehensive     Deferred      Shareholders'
                                  Value       Value        Capital       Deficit       Income (Loss)   Compensation       Equity
                                ---------  -----------   -----------   ------------    --------------  -------------   -------------
Balance at December 31, 2001    $ 35,980    $ 129,373   $ 632,887,967  $ (365,565,044)  $ (6,443,598)    $      -     $261,044,678

   Net loss before dividends
     accrued or paid on
     preferred shares                  -            -               -     (23,245,432)             -            -      (23,245,432)
   Adjustment to unrealized
     gains/losses on mortgage
     assets                            -            -               -               -     89,484,932            -      89,484,932
   Adjustment to unrealized
     losses on interest rate caps      -            -               -               -       (906,153)           -        (906,153)
   Dividends accrued or paid on
     preferred shares                  -            -               -      (6,388,310)             -            -      (6,388,310)
   Common shares issued related
     to preferred stock dividends      -        9,664       3,435,128               -              -            -       3,444,792
   Common shares issued                -           89          43,342               -              -            -          43,431
   Restricted stock issued             -          325         129,350               -              -     (129,675)              -
   Amortization of deferred
     compensation                      -            -               -               -              -       93,422          93,422
   Redemption of Series E
     Preferred Stock              (1,730)           -     (17,298,075)              -              -            -     (17,299,805)
                                ----------   ---------  --------------  --------------  --------------  ----------  ---------------

Balance at September 30, 2002   $ 34,250    $ 139,451     619,197,712  $ (395,198,786)  $ 82,135,181    $ (36,253)   $306,271,555
                                ==========  ==========  =============== ==============  =============   ==========   ==============


     The accompanying notes are an integral part of these consolidated financial statements.

                           CRIIMI MAE INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the nine months ended September 30,
                                                                                      2002                      2001
                                                                             ------------------------    --------------------
Cash flows from operating activities:
    Net (loss) income before dividends accrued or paid on preferred shares            $ (23,245,432)            $ 9,124,078
    Adjustments to reconcile net (loss) income before dividends accrued or paid on preferred shares to net cash provided by operating activities:
       Gain on sale of servicing rights                                                  (4,851,907)                      -
       Amortization of discount and deferred financing costs on debt                      4,351,381               3,099,806
       Accrual of extension fees related to New Debt                                      3,189,836               2,012,791
       Depreciation and amortization                                                        920,928               2,782,102
       Discount amortization on mortgage assets, net                                     (8,784,389)             (7,833,722)
       Net losses (gains) on mortgage security dispositions                                 567,014                    (307)
       Equity in (earnings) losses from investments                                        (330,747)              1,791,291
       Servicing amortization, depreciation and impairment                                1,418,810                 669,560
       Hedging expense                                                                      749,412               1,131,391
       Amortization of deferred compensation                                                 93,422                       -
       Impairment on CMBS                                                                35,035,588               3,886,347
       Cumulative effect of adoption of SFAS 142                                          9,766,502                       -
       Cumulative effect of change in accounting principle related to
           servicing revenue                                                                      -              (1,995,262)
       Changes in assets and liabilities:
          Decrease in restricted cash and cash equivalents                               30,338,328              58,724,363
          (Increase) decrease in receivables and other assets                            (2,439,587)             24,486,205
          Decrease in payables and accrued expenses                                      (1,331,580)            (38,467,311)
          Decrease in servicing other assets                                              3,623,587               1,441,535
          Decrease in servicing liabilities                                              (2,565,072)               (599,328)
       Purchases of other MBS, net                                                         (348,882)             (3,906,347)
       Change in reorganization items accrual                                                     -              (1,506,712)
       Non-cash reorganization items                                                              -                (366,529)
                                                                             ------------------------    --------------------
       Net cash provided by operating activities                                         46,157,212              54,473,951
                                                                             ------------------------    --------------------
Cash flows from investing activities:
    Proceeds from mortgage security prepayments                                          51,467,197              29,138,799
    Distributions received from AIM Investments                                           2,190,497               2,274,681
    Receipt of principal payments from insured mortgage securities                        2,783,761               3,183,829
    Cash received in excess of income recognized on unrated Subordinated CMBS             2,448,171               3,253,090
    Proceeds from sale of servicing rights by CMSLP                                       8,180,561                       -
    Purchases of investment-grade CMBS by CMSLP                                          (9,905,520)                      -
                                                                             ------------------------    --------------------
       Net cash provided by investing activities                                         57,164,667              37,850,399
                                                                             ------------------------    --------------------
Cash flows from financing activities:
    Principal payments on securitized mortgage obligations                              (51,803,306)            (32,051,429)
    Principal payments on New Debt                                                      (27,668,184)            (15,120,446)
    Principal payments on secured borrowings and other debt obligations                     (74,160)           (132,284,698)
    Proceeds from the issuance of common stock                                               43,431                       -
    Redemption of Series E Preferred Stock, including accrued dividends                 (18,733,912)                      -
                                                                             ------------------------    --------------------
       Net cash used in financing activities                                            (98,236,131)           (179,456,573)
                                                                             ------------------------    --------------------

Net increase (decrease) in cash and cash equivalents                                      5,085,748             (87,132,223)

Cash and cash equivalents, beginning of period (1)                                       17,298,873             113,411,685
                                                                             ------------------------    --------------------
Cash and cash equivalents, end of period (1)                                           $ 22,384,621            $ 26,279,462
                                                                             ========================    ====================

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

     Virtually all of the Company's cash flows relating to existing assets are, and are currently expected to be (assuming the Company remains obligated under the New Debt (defined below)), used to satisfy principal, interest and fee obligations under the Company's variable-rate secured financing facility (the "Variable-Rate Secured Borrowing"), Series A Senior Secured Notes, and Series B Senior Secured Notes (collectively, the "New Debt") and to pay general and administrative and other operating expenses of the Company. Therefore, although the Company continues to pay down its debt obligations, the utilization of cash flows for debt service and operating expenses results in virtually no remaining net cash flow available for other activities, to the extent permitted under the operative documents evidencing the New Debt.

     During the third quarter of 2002, the Company received a number of expressions of interest in connection with the Company's evaluation of strategic alternatives designed to maximize shareholder value. A special committee of the Company's Board of Directors, consisting of independent directors, after considerable review, analysis and negotiation with the assistance of Friedman, Billings, Ramsey & Co., Inc. ("FBR"), the Company's investment banking firm, has recommended that the Company proceed with a transaction with an affiliate of Brascan Real Estate Financial Partners LLC. The proposed transaction contemplates an investment in subordinated debt and common stock and a secured financing in the form of a repurchase transaction, the aggregate proceeds of which will be used to retire the New Debt. There can be no assurance that this transaction will be completed. See Note 15 for a further discussion of this proposed transaction.

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

     The Company generated a net operating loss for tax purposes of approximately $90.7 million for the year ended December 31, 2001. As such, the Company's taxable income was reduced to zero and, accordingly, the Company's REIT distribution requirement was eliminated for 2001. As of December 31, 2001, the Company's accumulated and unused net operating loss ("NOL") was $140.2 million. Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back because CRIIMI MAE is a REIT. If a Trading Asset is marked down because of an increase in interest rates, rather than from credit losses, such mark-to-market losses may be recovered over time through taxable income. Any recovered mark-to-market losses will generally be recognized as taxable income, although there is expected to be no corresponding increase in cash flow. See also the discussion in Note 9 with respect to the remaining January 2000 Loss.

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

     The Company is not aware of any acquisition of shares of its capital stock that has created an "ownership change" under Section 382 of the Tax Code. Currently, the Company does not know of any potential acquisition of shares of its capital stock that will create an "ownership change" under Section 382 of the Tax Code. The Company adopted a shareholder rights plan in January 2002 and amended its corporate charter in May 2002 to allow it to minimize the chance of an ownership change within the meaning of Section 382 of the Tax Code. There can be no assurance that an ownership change will not occur.

     If an "ownership change" occurs under Section 382 of the Tax Code, the Company's prospective use of its accumulated and unused NOL and the remaining January 2000 Loss, representing a combined total amount of approximately $350.7 million (as of September 30, 2002), will be limited. If the Company had lost its ability to use its accumulated NOL as of January 1, 2001, the Company's taxable income would have been $28.8 million for the year ended December 31, 2001. This increase in taxable income would have created a requirement to distribute 100 percent of this income to the Company's shareholders in order to avoid any REIT-level income taxes. If the Company was unable to distribute the taxable income to its shareholders, it would have been subject to corporate Federal and state income taxes of up to approximately $11.8 million for the year ended December 31, 2001.

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

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that all of its government-insured mortgage securities constitute Qualifying Interests with the exception of one such security which constitutes an Other Real Estate Interest. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of September 30, 2002, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of September 30, 2002 and December 31, 2001 (audited), the consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, and the consolidated cash flows for the nine months ended September 30, 2002 and 2001. The accompanying consolidated financial statements include the financial results of CRIIMI MAE and all of its majority-owned and controlled subsidiaries.

     Effective July 2001, CRIIMI MAE, which had previously accounted for CMSLP under the equity method, acquired voting control of CMSLP and began accounting for this subsidiary on a consolidated basis. CMSLP's assets, liabilities, revenues and expenses are labeled as "servicing" on the Company's consolidated financial statements.

     These consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in CRIIMI MAE's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     Interest income on Other MBS consists of amortization of the discount or premium on primarily investment-grade securities, plus the stated investment interest payments received or accrued on other mortgage-backed securities. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the investment using the effective interest method. The effective interest method provides a constant yield of income over the term of the investment. The Company's Other MBS are classified as Available for Sale. As a result, the Company carries these securities at fair value where changes in fair value are recorded as a component of shareholders' equity. Upon the sale of such securities, any gain or loss is recognized in the income statement

Impairment

     Subordinated CMBS and Other Mortgage-Backed Securities

     CRIIMI MAE assesses each Subordinated CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: (1) fair value has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period that fair value is expected to be below amortized cost through the period of time the Company expects the value to recover to amortized cost, or (2) the Company's revised projected cash flows related to the Subordinated CMBS and the Subordinated CMBS's current cost basis result in a decrease in the yield that was previously used to recognize income. This decrease in yield would be primarily a result of the credit quality of the security declining and the Company determining that the current estimate of expected future credit losses exceeds credit losses as originally projected or that expected credit losses will occur sooner than originally projected. The amount of impairment loss is measured by comparing the fair value, based on available market information and management's estimates, of the Subordinated CMBS to its current amortized cost basis; the difference is recognized as a loss in the income statement. The Company assesses current economic events and conditions that impact the value of its Subordinated
CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred. Impairment charges aggregating approximately $29.9 million and $35.0 million were recognized during the three and nine months ended September 30, 2002, respectively. See Note 4 for further discussion of the impairment charges.

     CRIIMI MAE assesses each Other MBS for other than temporary impairment when the fair market value of the security declines below the respective amortized cost and CRIIMI MAE concludes that it no longer has the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of the security to its current cost basis; the difference is recognized as a loss in the income statement. No impairment loss was recognized during the three and nine months ended September 30, 2002.

Consolidated Statements of Cash Flows

     The following is the supplemental cash flow information:

                                                     Three months ended September 30,     Nine months ended September 30,
                                                         2002                2001               2002               2001
                                                     -------------     -----------------    -------------    -----------------
      Cash paid for interest                          $15,910,286           $20,239,492      $53,065,657      $102,987,193
      Cash paid for income taxes                          190,500                10,500          924,800            31,500
      Non-cash investing and financing
        activities:
           Restricted stock issued                             --                    --          129,675                --
           Preferred stock dividends paid in
             shares of common stock                            --               278,088        3,444,792        15,277,271


Comprehensive Income

     The following table presents comprehensive income for the three and nine months ended September 30, 2002 and 2001:

                                                 Three months ended September 30,      Nine months ended September 30,
                                                     2002                2001               2002                2001
                                                 --------------     ---------------    ---------------    -----------------
      Net (loss) income before dividends
        accrued or paid on preferred shares        $(23,374,946)       $ 1,280,939       $(23,245,432)         $ 9,124,078
      Adjustment to unrealized
          gains/losses on mortgage assets            52,816,904         11,760,310         89,484,932            7,377,224
      Adjustment to unrealized losses on
          interest rate caps                           (164,679)          (448,810)          (906,153)            (448,810)
                                                  --------------     --------------     --------------      ----------------

      Comprehensive income                         $ 29,277,279       $ 12,592,439       $ 65,333,347          $ 16,052,492
                                                  ==============     ==============     ==============      ================

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

     The following table presents pro forma disclosures assuming that FAS 142 was adopted at the beginning of 2001:

                                                                                     Three months          Nine months
                                                                                         ended                ended
                                                                                     September 30,        September 30,
                                                                                          2001                 2001
                                                                                   ----------------     ----------------
Reported net (loss) income available to common shareholders for the 2001 periods         $(723,708)          $ 2,930,634
Add:  Goodwill amortization                                                                 99,867               299,601
Add:  Intangible assets amortization                                                       597,501             1,792,503
                                                                                    ----------------     ----------------
Adjusted net (loss) income available to common shareholders                               $(26,340)          $ 5,022,738
                                                                                    ================     ================

Basic earnings per share ("EPS"):
   Reported basic EPS after cumulative effect of changes in accounting principles           $(0.06)                $0.28
   Goodwill amortization                                                                      0.01                  0.03
   Intangible assets amortization                                                             0.05                  0.17
                                                                                    ----------------     ----------------
   Adjusted basic EPS after cumulative effect of changes in accounting principles            $  --                 $0.48
                                                                                    ================     ================

Diluted EPS:
   Reported diluted EPS after cumulative effect of changes in accounting principles         $(0.06)                $0.28
   Dilutive effect of convertible preferred stock (a)                                           --                 (0.02)
   Goodwill amortization                                                                      0.01                  0.03
   Intangible assets amortization                                                             0.05                  0.17
                                                                                    ----------------     ----------------
   Adjusted diluted EPS after cumulative effect of changes in accounting principles          $  --                 $0.46
                                                                                    ================     ================


(a) The addition of the goodwill and intangible assets amortization to reported net income caused the Series E Preferred Stock (as defined in Note 11) to be dilutive for the nine months ended September 30, 2001.

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

                                                    As of September 30, 2002               As of December 31, 2001
                                                Amortized Cost       Fair Value        Amortized Cost       Fair Value
                                                --------------       ----------        --------------       ----------
ASSETS:
Subordinated CMBS and Other MBS (1)               $ 516,425,613     $ 553,615,003      $ 546,981,955       $ 536,204,992
Subordinated CMBS pledged to secure
   Securitized Mortgage Obligation - CMBS           286,251,545       329,470,137        283,993,690         296,477,050
Insured mortgage securities                         296,445,522       298,968,613        350,982,991         343,091,303
Interest rate protection agreements                   1,344,364            55,024            448,789              65,589
Servicing other assets                             See footnote (2)  See footnote (2)  See footnote (2)    See footnote (2)
Servicing cash and cash equivalents                   6,690,078         6,690,078          6,515,424           6,515,424
Restricted cash and cash equivalents                  7,875,949         7,875,949         38,214,277          38,214,277
Other cash and cash equivalents                      15,694,543        15,694,543         10,783,449          10,783,449

LIABILITIES:
Variable-rate secured borrowing                     221,561,399       221,561,399        244,194,590         244,194,590
Series A senior secured notes                        94,470,465        89,274,589         99,505,457          95,276,475
Series B senior secured notes                        66,175,191        56,910,664         63,937,383          54,826,306
Securitized mortgage obligations:
   Collateralized bond obligations-CMBS             285,141,921       329,470,137        283,047,470         296,477,050
   Collateralized mortgage obligations-
     insured mortgage securities                    276,229,935       320,491,023        326,558,161         351,983,544
Mortgage Payable                                      7,188,552         7,364,558          7,109,252           7,109,252


(1) Includes approximately $8.9 million of amortized cost and $9.0 million of fair value related to Other MBS as of September 30, 2002 and approximately $8.6 million of amortized cost and $8.5 million of fair value as of December 31, 2001.
(2) CMSLP owns Subordinated CMBS and interest-only strips with an aggregate amortized cost basis of approximately $1.8 million and $2.3 million and a fair value of approximately $1.9 million and $2.4 million as of September 30, 2002 and December 31, 2001, respectively. Additionally, in June 2002, CMSLP purchased investment-grade CMBS for approximately $9.9 million. These investment-grade CMBS have an aggregate cost basis of approximately $9.3 million and a fair value of approximately $9.7 million as of September 30, 2002.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Subordinated CMBS and Other Mortgage-Backed Securities

     The Company's determination of fair market value for its Subordinated CMBS portfolio is a subjective process. The process begins with the compilation and evaluation of pricing information (such as nominal spreads to U.S. Treasury securities or nominal yields) that, in the Company's view, is commensurate with the market's perception of value and risk of comparable assets. The Company uses a variety of sources to compile such pricing information including: (i) recent offerings and/or secondary trades of comparable CMBS securities (i.e., securities comparable to the CMBS held in the Company's portfolio or that represent collateral underlying the Company's CBO-1 and CBO-2 securities), (ii) communications with dealers and active Subordinated CMBS investors regarding the pricing and valuation of comparable securities, (iii) institutionally available research reports, (iv) analyses prepared by the nationally recognized statistical rating organizations responsible for the initial rating assessment and on-going surveillance of such securities, and (v) other qualitative and quantitative factors that may impact the value of the securities such as the market's perception of the issuers of the Subordinated CMBS and the credit fundamentals of the commercial real estate underlying each pool of commercial loans. The Company makes further fair market value adjustments to such pricing information, which is then used to determine the fair market value of the Company's Subordinated CMBS using a discounted cash flow approach. Furthermore, the fair market value for those Subordinated CMBS incurring principal losses and interest shortfalls (i.e., CBO-2 B-, CCC, and unrated/issuer's equity bonds) based on the Company's overall expected loss estimate are valued at a loss-adjusted yield to maturity that, in the Company's view, is commensurate with the market's perception of value and risk of comparable assets, using the same discounted cash flow approach. Such anticipated principal losses and interest shortfalls have been taken into consideration in the calculation of fair market values and yields to maturity used to recognize interest income as of September 30, 2002. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of September 30, 2002 and December 31, 2001, it has disclosed the range of discount rates by rating category used in determining the fair market values as of September 30, 2002 in Note 4.

     The liquidity of the Subordinated CMBS market has historically been limited. Additionally, during adverse market conditions, the liquidity of such market has been severely limited. For this reason, among others, management's estimate of the value of the Company's Subordinated CMBS could vary significantly from the value that could be realized in a current transaction between a willing buyer and a willing seller in other than a forced sale or liquidation.

     The fair value of the Other MBS is an estimate based on the indicative market price from publicly available pricing services. The Company normally applies a slight discount to such prices as the Company believes it better reflects fair value between willing buyers and sellers due to the relatively smaller sizes of this component of the Trading Assets.

Insured Mortgage Securities

     The Company calculated the estimated fair market value of its insured mortgage securities portfolio as of September 30, 2002 and December 31, 2001, using a discounted cash flow methodology. The cash flows were discounted using a discount rate and other assumptions that, in the Company's view, was commensurate with the market's perception of risk and value. The Company used a variety of sources to determine its discount rate including (i) institutionally available research reports and (ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities.

Servicing, Restricted and Other Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of these instruments.

Obligations Under Financing Facilities

     The fair values of the securitized mortgage obligations as of September 30, 2002 and December 31, 2001 were calculated using a discounted cash flow methodology similar to that discussed in Subordinated CMBS above. The fair values of the Series A and Series B Senior Secured Notes are based on quoted market prices from an investment banking institution. The carrying amount of the Variable-Rate Secured Borrowing approximates fair value because the current rate on the debt resets monthly based on market rates. The fair value of the mortgage payable is estimated based on current market interest rates of mortgage debt.

Interest Rate Protection Agreements

     The fair values of the interest rate protection agreements used to hedge CRIIMI MAE's Variable-Rate Secured Borrowing are the estimated amounts that CRIIMI MAE would receive to terminate the agreements as of September 30, 2002 and December 31, 2001, taking into account current interest rates and the current creditworthiness of the counterparties. The amounts were determined based on quotes received from the counterparties to the agreements.

4.   SUBORDINATED CMBS

     As of September 30, 2002, the Company owned CMBS rated from A+ to CCC and unrated with an aggregate fair value amount for purposes of GAAP of approximately $874 million (representing approximately 68% of the Company's total consolidated assets), an aggregate amortized cost of approximately $794 million, and an aggregate face amount of approximately $1.5 billion.  Such CMBS represent investments in securities issued in connection with CRIIMI MAE Trust I Series 1996-C1 ("CBO-1"), CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 ("CBO-2") and Nomura Asset Securities Corporation Series 1998-D6 ("Nomura"). The September 30, 2002 aggregate fair value includes approximately 37% (with a fair value of approximately $321.2 million) of the Company's CMBS which are rated BB+, BB, or BB-, 22% (with a fair value of approximately $191.8 million) which are rated B+, B, B- or CCC and 4% (with a fair value of approximately $31.6 million) which are unrated (collectively referred to as the "Retained Portfolio"). The remaining CMBS totaling approximately 37% (with a fair value of approximately $329.5 million) represent investment grade securities that the Company reflects on its balance sheet as a result of CBO-2 (referred to as the "Investment Grade Portfolio").

     As indicated in footnote 4 to the table below, GAAP requires the Investment Grade Portfolio to be included as assets on the Company's balance sheet (reflected as "Subordinated CMBS pledged to Secure Securitized Mortgage Obligation-CMBS") and the related liability to be included on the balance sheet (reflected as "collateralized bond obligations - CMBS"). All cash flows related to the Investment Grade Portfolio are used to service the corresponding debt. As a result, the Company currently receives no economic benefit from the Investment Grade Portfolio. As of September 30, 2002, the weighted average interest rates and the weighted average lives of the securities in the Investment Grade Portfolio and the Retained Portfolio were 7.0% and 5.5%, respectively, and 8.2 years and 13.6 years, respectively.

     The aggregate investment by the rating of the Subordinated CMBS is as follows:

                                                                   Discount Rate
                                                                    or Range of
                               Weighted                            Discount Rates
                  Face Amount   Average               Fair Value      Used to     Amortized Cost   Amortized Cost
                     as of   Pass-Through  Weighted      as of       Calculate     as of 9/30/02   as of 12/31/01
Security Rating   9/30/02 (in    Rate       Average   9/30/02 (in    Fair Value    (in millions)   (in millions)
                   millions)    9/30/02     Life (1)   millions)    as of 9/30/02       (5)             (6)
--------------------------------------------------------------------------------------------------------------------
Investment Grade Portfolio
--------------------------

A+ (4)            $  62.6         7.0%     4 years     $ 66.2             5.2%     $ 59.2          $   58.7

BBB+ (4)            150.6         7.0%     9 years      152.2             6.9%      132.0             131.1

BBB (4)             115.2         7.0%    10 years      111.1             7.5%       95.0              94.2

Retained Portfolio
------------------

BB+                 319.0         7.0%    11 years      246.0      10.6%-10.9%      222.0             219.0

BB                   70.9         7.0%    11 years       51.7            11.4%       46.6              46.0

BB-                  35.5         7.0%    12 years       23.5            12.7%       20.7              20.5

B+                   88.6         7.0%    12 years       48.5            15.5%       45.9              45.2

B                   177.2         7.0%    13 years       87.3      16.5%-17.0%       84.8              83.7

B- (2)              118.3         7.1%    14 years       47.7      19.8%-20.1%       47.6              48.1

CCC (3)              70.9         7.0%    15 years        8.3            63.9%        8.3              13.1

Unrated/Issuer's
Equity (1)(3)       340.8         1.7%    18 years       31.6     50.2%-217.2%       31.6              62.8
                 --------                             -------                     -------           -------

Total (8)        $1,549.6         5.9%    13 years     $874.1 (8)                  $793.7 (7)       $ 822.4
                 ========                             =======                     =======           =======


(1) Weighted average life represents the weighted average expected life of the Subordinated CMBS prior to the consideration of losses, extensions, or prepayments. The weighted average life of the Subordinated CMBS may be significantly shorter, particularly with respect to the unrated/issuer's equity in Nomura (face amount of $45.7 million), CBO-1 (face amount of $85.2 million) and CBO-2 (face amount of $209.9 million), based on the Company's current loss expectations which are greater than the outstanding face amount of such securities. As of September 30, 2002, the fair value of the unrated/issuer's equity in Nomura, CBO-1, and CBO-2 were derived solely from interest cash flow anticipated to be received since the Company's current loss expectation assumes that the full principal amount of these securities will not be recovered. See also "Advance Limitations, Appraisal Reductions and Losses on CMBS" below.

(2) As of September 30, 2002, the Company's Subordinated CMBS from CBO-1 and CBO-2 currently rated B- have stated coupon rates of

      8.0% and 7.0%, respectively, while the weighted average net coupon rates of the CMBS underlying CBO-1 and CBO-2 are approximately 9.05% and 8.37%, respectively (prior to the consideration of losses, prepayments and extensions on the underlying mortage loans). The Company's Subordinated CMBS may experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on the Company's Subordinated CMBS. Such interest shortfalls will continue to accumulate until they (i) are paid through excess interest and/or recoveries on the underlying CMBS or (ii) are realized as a loss of principal on the Subordinated CMBS. Based on the Company's overall expected loss estimate as of September 30, 2002, the CBO-2 Subordinated CMBS currently rated B- are expected to incur approximately $18 million of principal losses directly attributable to accumulated and unpaid interest shortfalls over their expected lives.
      Such anticipated losses and shortfalls have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of September 30, 2002.

(3) The Subordinated CMBS from CBO-1 and CBO-2 currently rated CCC and unrated do not have stated coupon rates since the securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority. As a result, effective coupon rates on these securities are highly sensitive to the effective coupon rates and monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-1 and CBO-2. Also, based on the Company's overall expected loss estimate and related principal write-downs on the Subordinated CMBS as of September 30, 2002, the weighted average lives of the CBO-2 unrated/issuer's equity and Subordinated CMBS currently rated CCC are substantially less than the Subordinated CMBS currently rated B-. The shorter average lives have been taken into consideration in determining the fair market values and yields to maturity used to recognize interest income related to these Subordinated CMBS.

(4) In connection with CBO-2, $62.6 million (originally A rated, currently A+ rated) and $60.0 million (originally BBB rated, currently BBB+ rated) face amount of investment grade securities were sold with call options and $345 million (originally A rated, currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, the Company initially retained $90.6 million (originally BBB rated, currently BBB+ rated) and $115.2 million (originally BBB- rated, currently BBB rated) face amount of securities, both with call options, with the intention to sell the securities at a later date. Such sale occurred March 5, 1999. Since the Company retained call options on certain sold bonds (the A+, BBB+ and BBB bonds), the Company did not surrender control of these securities pursuant to the requirements of SFAS No. 125 and thus these securities are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, CRIIMI MAE has retained the securities with call options in its Subordinated CMBS portfolio reflected on its balance sheet (previously referred to as the Investment Grade Portfolio).

(5) Amortized cost reflects impairment charges of approximately $35.0 million related to the unrated/issuer's equity bonds, the CCC bond and the B- bond in CBO-2, which were recognized during the nine months ended September 30, 2002. These impairment charges are in addition to the cumulative impairment charges of approximately $178.1 million that were recognized through December 31, 2001. The impairment charges are discussed later in this Note 4.

(6) Amortized cost reflects approximately $178.1 million of cumulative impairment charges related to certain CMBS (all bonds except those rated A+ and BBB+), which were recognized through December 31, 2001.

(7) See Notes 1 and 9 to Notes to Consolidated Financial Statements for information regarding the Subordinated CMBS for tax purposes.

(8) As of September 30, 2002, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $25.0 million, $843.1 million and $6.0 million, respectively.

     Mortgage Loan Pool

     CRIIMI MAE, through CMSLP, performs servicing functions on commercial mortgage loans totaling $17.9 billion and $19.3 billion as of September 30, 2002 and December 31, 2001, respectively. The mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio are secured by properties of the types and in the geographic locations identified below:

                      9/30/02           12/31/01                                       9/30/02           12/31/01
Property Type      Percentage(i)      Percentage(i)         Geographic Location(ii)  Percentage(i)      Percentage(i)
-------------      -------------      -------------         -------------------      -----------      -------------

Retail............       31%                30%             California..............        17%                16%
Multifamily.......       28%                29%             Texas...................        12%                13%
Hotel.............       15%                14%             Florida.................         8%                 8%
Office............       13%                13%             Pennsylvania............         5%                 5%
Other (iv)........       13%                14%             Georgia.................         4%                 5%
                         ---          ---------             Other(iii)..............        54%                53%
    Total.........      100%               100%                                            ----        -----------
                        ====          =========                 Total...............       100%               100%
                                                                                           ====        ===========

(i) Based on a percentage of the total unpaid principal balance of the underlying loans.
(ii)    No significant concentration by region.
(iii)   No other individual state makes up more than 5% of the total.
(iv) The Company's ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes subordinated CMBS in which the Company's exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the "Subordinated Healthcare/Senior-Housing CMBS"). The Subordinated Healthcare/Senior-Housing CMBS are not owned by and are subordinate to the CMBS owned by CRIIMI MAE in this transaction. As a result, CRIIMI MAE's investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the Subordinated Healthcare/Senior-Housing CMBS. As of September 30, 2002, the Company reviewed the loans currently under surveillance by the healthcare and senior housing mortgage loans servicer. Based on its review as of September 30, 2002, the Company does not believe that the aggregate remaining shortfalls and/or realized losses on such healthcare and senior housing mortgage loans currently in monetary default is greater than the current outstanding Subordinated Healthcare/Senior-Housing CMBS. As a result, the Company's current estimate of future credit losses as of September 30, 2002 does not include any specific provision for shortfalls and/or realized losses arising from the healthcare and senior housing mortgage loans currently in monetary default in this CMBS transaction. It should be noted that changes in the future performance of the healthcare and senior housing mortgage loans that result in greater shortfalls and/or losses may result in future specific losses and/or possible impairment to certain of CRIIMI MAE's Subordinated CMBS.

     Specially Serviced Mortgage Loans

     CMSLP performs special servicing on the loans underlying CRIIMI MAE's Subordinated CMBS portfolio. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. CRIIMI MAE believes that because it owns the first loss unrated or lowest rated bond of all but one of the CMBS transactions related to its Subordinated CMBS, CMSLP has an incentive to efficiently and effectively resolve any loan workouts. As of September 30, 2002 and December 31, 2001, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

                                                               9/30/02                12/31/01
                                                               -------                --------
Specially serviced loans due to monetary default (a)      $728.2 million          $701.7 million
Specially serviced loans due to covenant default/other      85.4 million            90.0 million
                                                          --------------        ----------------
Total specially serviced loans (b)                        $813.6 million          $791.7 million
                                                          ==============        ================
Percentage of total mortgage loans (b)                          4.6%                   4.1%
                                                          ==============        ================


(a) Includes $121.5 million and $94.5 million, respectively, of real estate owned by underlying trusts. See also the table below regarding property type concentrations for further information on real estate owned by underlying trusts.
(b) As of October 31, 2002, total specially serviced loans were approximately $806 million, or 4.6% of the total mortgage loans. See discussion below for additional information regarding specially serviced loans.

     The specially serviced mortgage loans as of September 30, 2002 were secured by properties of the types and located in the states identified below:


Property Type      $ (in millions)    Percentage            Geographic Location     $ (in millions)      Percentage
-------------      ---------------    ----------            -------------------     ---------------      ----------
Hotel...........   $  464.3  (1)          57%               Florida...............     $ 140.4               17%
Retail..........      226.7  (2)          28%               Oregon................        92.6               11%
Multifamily.....       47.6                6%               Texas.................        67.4                8%
Healthcare......       25.1                3%               New York..............        43.2                5%
Office..........       22.8                3%               California............        37.0                5%
Industrial......       17.4                2%               Georgia...............        32.7                4%
Other...........        9.7                1%               Other.................       400.3               50%
                  ---------          ----------                                       --------           --------
  Total.........   $  813.6               100%                Total...............     $ 813.6              100%
                  =========          ==========                                       ========           ========


(1) Approximately $70.9 million of these loans in special servicing are real estate owned by underlying trusts.
(2) Approximately $29.4 million of these loans in special servicing are real estate owned by underlying trusts.

     As reflected above, as of September 30, 2002, approximately $464.3 million, or 57%, of the specially serviced mortgage loans are secured by mortgages on hotel properties. The hotel properties that secure the mortgage loans underlying the Company's Subordinated CMBS portfolio are geographically diverse, with a mix of hotel property types and franchise affiliations. Of the mortgage loans underlying the Company's Subordinated CMBS, loans representing a total outstanding principal amount of $1.2 billion, or 46% of the hotel loans, are secured by limited service hotels, of which $280.2 million are in special servicing as of September 30, 2002. Limited service hotels are generally hotels with room-only operations or hotels that offer a bedroom and bathroom, but limited other amenities, and are often in the budget or economy group. Of the mortgage loans underlying the Company's Subordinated CMBS, loans representing a total outstanding principal amount of $1.5 billion, or 54% of the hotel loans, are secured by full service hotels, of which $184.1 million are in special servicing as of September 30, 2002. Full service hotels are generally mid-price, upscale or luxury hotels with restaurant and lounge facilities and other amenities. Of the $464.3 million of hotel loans in special servicing as of September 30, 2002, approximately $302.4 million, or 65%, relate to four borrowing relationships more fully described as follows:

o 25 loans totaling $97.8 million spread across four CMBS transactions secured by hotel properties throughout the U.S. In one of these CMBS transactions, which contains 10 loans totaling $39.0 million, the Company holds only a 25% ownership interest in the non-rated class. In the other three CMBS transactions, the Company holds a 100% ownership interest in the non-rated class. The 25 loans were transferred into special servicing in December 2001 due to the bankruptcy filing of each special purpose borrowing entity and their parent company. The parent company was able to obtain debtor-in-possession financing. The borrowers are currently paying post-petition interest on $71 million of these loans. The properties relating to the remaining $27 million of loans were deemed by the borrowers to be highly leveraged, and therefore, not able to support additional debt. Interest is not being paid current on these loans, and consensual resolution and emergence strategies are being negotiated. Based on current negotiations and estimates of property values and potential recoveries related to these loans at the completion of the expected workout period, the Company's revised estimate of future credit losses includes $9.9 million arising from these mortgage loans currently in special servicing. This loss estimate represents an increase of $6.8 million over the previous loss estimate of $3.1 million primarily due to a change in the borrowers' bankruptcy plan providing for the transfer by the borrowers to the lender of title to the properties underlying the highly leveraged loans. The increased estimated loss is intended to allow for a longer period of holding the properties and the related costs of operating the properties and maintaining appropriate franchise affiliations during a marketing and sale period. Under the initial proposed plan, a portion of these costs were to be borne by the borrowers.
o 27 loans totaling $139.3 million spread across three CMBS transactions secured by hotel properties in the west and Pacific northwest states. The borrower has filed for bankruptcy protection. The borrower has indicated that the properties have experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks. Based upon the current estimate of potential recoveries on these loans, which in turn is based on the Company's estimates of property values and pending additional developments in the bankruptcy proceedings, the Company's current estimate of future credit losses includes approximately $5.5 million arising from these mortgage loans currently in special servicing. This loss estimate is unchanged from the previous loss estimate. In calculating estimated recoveries, management considered potential additional recoveries available because of the cross collateralization of certain of these loans as well as other factors specific to the bankruptcy filing. The Company expects to reevaluate recoveries on these loans within approximately 60 days, after the acceptance of final appraisals, which have been delayed since their initial projected date of receipt.
o Five loans totaling $45.9 million secured by hotel properties in Florida and Texas. The loans are past due for the February 2002 and all subsequent payments. Currently, there is approximately $3.5 million of insurance proceeds in escrow that can be used to pay amounts outstanding, including, but not limited to, expenses and principal and interest payments. Based upon current negotiations and appraised values of these properties, the Company's current estimate of future credit losses includes $7.3 million arising from these mortgage loans currently in special servicing. This loss estimate is unchanged from the previous loss estimate.
o Nine loans totaling $19.4 million secured by limited service hotels in midwestern states. The loans are past due for the April 2002 and all subsequent payments. The borrower cites reduced occupancy related to the recent downturn in travel as the cause for a drop in operating performance at the properties. CMSLP is attempting to negotiate a workout with the borrower. Based on current negotiations and appraised values of these properties, the Company's current estimate of future credit losses does not include any provision for losses arising from these mortgage loans currently in special servicing.

     In addition to the specially serviced loans described above, the Company's overall estimate of losses related to its Subordinated CMBS portfolio has increased from $351 million as of June 30, 2002 to $448 million as of September 30, 2002 due primarily to an increase in the projected loss severity of the underlying mortgage loans and a change in the timing of the projected losses on loans in default, which is more fully described below. There can be no assurance that the Company's estimate of future credit losses related to any one or more of the foregoing mortgage loans or other mortgage loans underlying the Company's Subordinated CMBS will not be exceeded as a result of additional or existing adverse events or circumstances. Such events or circumstances include, but are not limited to, the receipt of new or updated appraisals at lower than anticipated amounts, legal proceedings (including bankruptcy filings) involving borrowers, a continued weakening of the economy, an economic downturn or recession, a delay in disposition of specially serviced mortgage loans, additional defaults, or an unforeseen reduction in expected recoveries, any of which could result in additional future credit losses and/or possible impairment to CRIIMI MAE's Subordinated CMBS, the effect of which could be potentially adverse to CRIIMI MAE.

     The following table provides a summary of the change in the balance of specially serviced loans from June 30, 2002 to September 30, 2002 and from March 31, 2002 to June 30, 2002:

                                                                6/30/02          3/31/02
                                                                   to              to
                                                                9/30/02          6/30/02
                                                                ---------      ------------
     (in millions)
     Specially Serviced Loans, beginning of period              $ 892.7           $ 898.9
          Transfers in due to monetary default                     53.7              48.4
          Transfers in due to covenant default and other            0.8               4.2
          Transfers out of special servicing                     (129.4) (2)        (54.2)
          Loan amortization  (1)                                   (4.2)             (4.6)
                                                                ---------      ------------
     Specially Serviced Loans, end of period                    $ 813.6           $ 892.7
                                                                =========      ============


(1) Represents the reduction of the scheduled principal balances due to advances made by the master servicers.
(2) During the three months ended September 30, 2002, loans totaling approximately $52 million of the $129.4 million related to a portfolio of retail property loans transferred out of special servicing.

     For all loans in special servicing, CMSLP is pursuing remedies available to it in order to maximize the recovery of the outstanding debt. See Exhibit 99.1 to this Quarterly Report on Form 10-Q for a detailed listing of all specially serviced loans underlying the Company's Subordinated CMBS.

Advance Limitations, Appraisal Reductions and Losses on CMBS

     The Company experiences shortfalls in expected cash flow on its securities prior to the recognition of a realized loss primarily due to: (i) servicing advance limitations to the most subordinate securities (only in certain underlying CMBS transactions), or (ii) appraisal reductions. The servicing advance limitations permit the master servicer (in those certain underlying CMBS transactions) to make only one principal and interest advance with regard to a delinquent mortgage loan. All future advances are reduced up to the aggregate amount of the most subordinate securities' current coupon payment. This restriction is enforced until an appraisal reduction has been determined or the loan payments are brought current. The appraisal reduction generally requires the master servicer to stop advancing interest payments on the amount by which the aggregate of debt, advances and other expenses exceeds 90% (in most cases) of the appraisal amount, thus reducing the cash flows to CRIIMI MAE as the holder of the first loss unrated or lowest rated bonds, as if such appraisal reduction was a realized loss. For example, assuming a weighted average coupon of 6%, a $1 million appraisal reduction would reduce net cash flows to the Company by $60,000 on an annual basis. An appraisal reduction may result in a higher or lower realized loss based on the ultimate disposition or work-out of the mortgage loan. Appraisal reductions for the CMBS transactions in which the Company retains an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

(in thousands)                                                CBO-1          CBO-2       Nomura           Total
--------------                                                -----          -----       ------           -----
Year 2000                                                    $ 1,872       $18,871       $   --          $ 20,743
Year 2001                                                     15,599        31,962          874            48,435
January 1, 2002 through September 30, 2002                     6,363        42,969        9,222            58,554
                                                            --------      --------      -------         ---------
Cumulative Appraisal Reductions through September 30, 2002   $23,834       $93,802      $10,096         $ 127,732
                                                            ========      ========      =======         =========


     * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, when CMSLP obtains a third-party appraisal, it calculates one.

     As previously discussed, the Company's unrated bonds/issuer's equity from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives. The following tables summarize the actual realized losses on CMBS through September 30, 2002 (including realized mortgage loan losses expected to pass through to the CMBS during the next two months) and the expected future losses through the life of the CMBS:

(in thousands)                                                     CBO 1         CBO 2        Nomura        Total
--------------                                                     -----         -----        ------        -----
Year 1999 actual realized losses                                   $  738      $    --       $    --       $   738
Year 2000 actual realized losses                                    3,201        1,087            --         4,288
Year 2001 actual realized losses                                      545        8,397           238         9,180
                                                                 --------      -------       -------     ---------
Cumulative actual realized losses through the year 2001             4,484        9,484           238        14,206

Actual realized losses, January 1 through September 30, 2002       10,386       17,117           563        28,066
                                                                 --------     --------       --------    ---------
Cumulative actual realized losses through September 30, 2002     $ 14,870     $ 26,601       $   801       $42,272
                                                                 ========     ========       =======     =========

Cumulative expected loss estimates (including cumulative
 actual realized losses) through the year 2002                   $ 17,541      $41,014       $ 2,812       $61,367
Expected loss estimates for the year 2003                          42,488      110,820         6,063       159,371
Expected loss estimates for the years 2004-2006                    38,254      109,771        26,183       174,208
Expected loss estimates for the years 2007-2009                     4,306       16,437         7,725        28,468
Expected loss estimates for the remaining life of CMBS
   (for the years 2010-2027)                                        4,783       16,008         3,749        24,540
                                                                 --------     ---------      --------    ---------
Cumulative expected loss estimates (including cumulative
  actual realized losses) through life of CMBS                   $107,372     $294,050       $46,532     $ 447,954
                                                                 ========     =========      ========    =========

     As previously noted, as of September 30, 2002, the Company further revised its overall expected loss estimate related to its Subordinated CMBS portfolio from $351 million to $448 million, with such total losses occurring or expected to occur through the life of its Subordinated CMBS portfolio. This revision to the overall expected loss estimate is primarily the result of increased projected loan losses (and the related timing of losses is anticipated to occur sooner than previously estimated) due to lower than anticipated appraisals and lower internal estimates of values on real estate owned by underlying trusts and properties underlying certain defaulted mortgage loans, which, when combined with the updated loss severity experience, has resulted in higher projected loss severities on loans and real estate owned by underlying trusts currently or anticipated to be in special servicing. Primary reasons for lower appraisals and lower estimates of value resulting in higher projected loss severities on loans include the poor performance of certain properties and related markets, failed workout negotiations, and extended time needed to liquidate assets due, in large part, to the continued softness in the economy, the continued downturn in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets, including the closing of stores by certain national and regional retailers. The Company's overall expected loss estimate of $448 million through the life of its Subordinated CMBS portfolio includes the Company's estimate of total principal write-downs to its Subordinated

CMBS due to realized losses related to underlying mortgage loans, and is included in the calculation of the current weighted average anticipated yield to maturity, as discussed below. There can be no assurance that this revised overall expected loss estimate will not be exceeded as a result of additional or existing adverse events or circumstances.

     The Company has also determined that there has been an adverse change in expected future cash flows for the unrated/issuer's equity bonds, the CCC bond and the B- bond in CBO-2 as of September 30, 2002 due to the factors mentioned in the preceding paragraph. As a result, the Company believes these bonds have been impaired under EITF 99-20 and Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") as of September 30, 2002. As the fair values of these impaired bonds aggregated approximately $29.9 million below the amortized cost basis as of September 30, 2002, the Company recorded other than temporary impairment charges through the income statement of that same amount during the three months ended September 30, 2002.

     The Company had previously revised its overall expected loss estimate related to its Subordinated CMBS portfolio from $335 million to $351 million as of June 30, 2002, with such total losses occurring or expected to occur through the life of its Subordinated CMBS portfolio. Such revision to the overall expected loss estimate was primarily the result of increased projected loan losses due to lower than anticipated appraisals and revised internal estimates on properties underlying certain defaulted mortgage loans. The Company also had previously determined that there had been an adverse change in expected future cash flows for the Nomura and CBO-2 unrated bonds as of June 30, 2002. As a result, the Company believed the Nomura and CBO-2 unrated bonds had been impaired under EITF 99-20 and SFAS 115 as of June 30, 2002. As the fair values of the impaired Nomura and CBO-2 unrated bonds aggregated approximately $5.2 million below the amortized cost basis as of June 30, 2002, the Company recorded other than temporary impairment charges through the income statement of that same amount during the three months ended June 30, 2002.

Yield to Maturity

     The following table summarizes yield-to-maturity information relating to the Company's Subordinated CMBS on an aggregate pool basis:

                                                                                                 Current
                                       Anticipated       Anticipated        Anticipated        Anticipated
                                        Yield-to-         Yield-to-          Yield-to-          Yield-to-
                                         Maturity          Maturity          Maturity            Maturity
         Pool                        as of 1/1/01 (1)  as of 1/1/02 (1)  as of 7/1/02 (1)    as of 10/1/02 (1)
         ----                        ----------------  ----------------  ----------------    -----------------
      Retained securities from CBO-2    11.8% (2)         12.1% (2)          12.1% (2)         11.8% (2)

      Retained securities from CBO-1    21.0% (2)         14.3% (2)          18.8% (2)         16.5% (2)

      Retained securities from Nomura   25.3% (2)         28.7% (2)          19.7% (2)         16.0% (2)
                                        ---------         ---------          ---------         ---------

      Weighted Average (3)              12.4% (2)         12.4% (2)          12.5% (2)         12.0% (2)


(1) Represents the anticipated weighted average yield over the expected average life of the Company's Subordinated CMBS portfolio as of January 1, 2001, January 1, 2002, July 1, 2002 and October 1, 2002 based on management's estimate of the timing and amount of future credit losses.

(2) As previously discussed, as of December 31, 2000, December 31, 2001, June 30, 2002 and September 30, 2002, the Company revised its overall expected loss estimate related to its Subordinated CMBS portfolio to $298 million, $335 million, $351 million and $448 million, respectively, which resulted in non-cash impairment recognition to certain Subordinated CMBS. As a result of recognizing impairment, the Company revised its anticipated yields as of January 1, 2001, January 1, 2002, July 1, 2002 and October 1, 2002, which were or is, in the case of revised anticipated yields as of October 1, 2002, used to recognize interest income beginning on each of those dates. These anticipated revised yields took into account the lower cost basis on the impaired Subordinated CMBS as of dates the losses were revised, and contemplated larger than previously anticipated losses that were generally expected to occur sooner than previously anticipated.

(3) The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in GAAP income recognition which is greater than or less than cash received. For the nine months ended September 30, 2002 and 2001, the amount of income recognized in excess of cash received on all of the Subordinated CMBS owned by the Company due to the effective interest rate method was approximately
     $8.8 million and $7.7 million, respectively.

Sensitivity of Fair Value to Changes in the Discount Rate

     The required rate of return used to determine the fair value of the Company's Subordinated CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium. These variables are combined to determine a total rate that, when used to discount the Subordinated CMBS's assumed stream of future cash flows, results in a net present value of such cash flows. The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market's perception of the issuers of the Subordinated CMBS and the credit fundamentals of the commercial real estate underlying each pool of commercial mortgage loans. If the Company assumed that the discount rate used to determine the fair value of its Subordinated CMBS (A+ through unrated bonds) increased by 100 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the value of the Company's Subordinated CMBS (A+ through unrated bonds) by approximately $50.4 million (or 5.8 percent) as of September 30, 2002. The 100 basis point increase in the discount rate would have resulted in a corresponding decrease in the value of the Company's Retained Portfolio by approximately $31.7 million (or 5.8 percent) as of September 30, 2002.

     This sensitivity is hypothetical and should be used with caution. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

5.   INSURED MORTGAGE SECURITIES

CRIIMI MAE owns the following insured mortgage securities directly or indirectly through wholly owned subsidiaries:


                                                                      As of September 30, 2002
                                                                      ------------------------
                                      Number of
                                      Mortgage                                         Weighted Average        Weighted Average
                                     Securities     Fair Value      Amortized Cost  Effective Interest Rate      Remaining Term
                                    -----------   --------------  ----------------  -----------------------   -------------------
CRIIMI MAE                                1         $ 5,415,705        $ 5,348,207            8.00%                32 years
CRIIMI MAE Financial Corporation         24          92,126,210         90,918,010            8.32%                26 years
CRIIMI MAE Financial Corporation II      31         154,105,818        153,349,549            7.20%                24 years
CRIIMI MAE Financial Corporation III     17          47,320,880         46,829,756            7.94%                27 years
                                         --         -----------        -----------            -----                --------
                                         73 (1)    $298,968,613       $296,445,522            7.67% (2)            25 years (2)
                                         ==        ============       ============            =====                ========

                                                                      As of December 31, 2001
                                                                      -----------------------
                                      Number of
                                      Mortgage                                         Weighted Average        Weighted Average
                                     Securities     Fair Value      Amortized Cost  Effective Interest Rate      Remaining Term
                                    -----------   --------------  ----------------  -----------------------   -------------------
CRIIMI MAE                                1         $ 5,254,885        $ 5,372,303            8.00%                33 years
CRIIMI MAE Financial Corporation         30         106,445,595        107,546,937            8.44%                27 years
CRIIMI MAE Financial Corporation II      42         182,696,905        188,339,465            7.19%                25 years
CRIIMI MAE Financial Corporation III     19          48,693,918         49,724,286            7.97%                28 years
                                         --        ------------       ------------            -----                --------
                                         92        $343,091,303       $350,982,991            7.70%  (2)           26 years (2)
                                         ==        ============       ============            =====                ========


(1) During the nine months ended September 30, 2002, 19 mortgage loans underlying mortgage securities held by CRIIMI MAE and its subsidiaries were prepaid. These prepayments generated net proceeds of approximately $51.1 million and resulted in a financial statement net loss of approximately $415,000, which is included in net losses on mortgage security dispositions in the accompanying consolidated statement of income for the nine months ended September 30, 2002. In addition to these losses, the Company recognized additional losses of $152,000 during the nine months ended September 30, 2002 resulting from the final financial settlement on the two mortgages that were assigned to the U.S. Department of Housing and Urban Development in 2001 due to payment defaults.

(2) Weighted averages were computed using total face value of the mortgage securities.

6.       OBLIGATIONS UNDER FINANCING FACILITIES

     The following table summarizes CRIIMI MAE's debt outstanding as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002.

                                               As of and for the nine months ended September 30, 2002
                                         -------------------------------------------------------------------
                                                                                                  Average
                                                             Effective Rate                      Effective    December 31, 2001
                                          Ending Balance     at Quarter End   Average Balance      Rate        Ending Balance
                                         ---------------     --------------   ---------------    ---------    -----------------
Variable-rate secured borrowing (1)         $221,561,399          6.5%         $ 232,345,827         6.6%     $  244,194,590
Series A senior secured notes (2)             94,470,465         12.2%            96,908,385        12.1%         99,505,457
Series B senior secured notes (3)             66,175,191         21.0%            65,304,932        21.0%         63,937,383
Securitized mortgage obligations:
          CMBS (4)                           285,141,921          9.1%           284,084,009         9.1%        283,047,470
          Freddie Mac funding note (5)       146,658,949          7.6%           161,825,492         8.3%        180,291,091
          Fannie Mae funding note (6)         45,289,376          7.4%            47,184,788         7.7%         48,062,403
          CMO (7)                             84,281,610          7.5%            92,645,086         7.9%         98,204,667
Mortgage payable (8)                           7,188,552         12.0%             7,144,135        12.0%          7,109,252
                                         ---------------                       -------------                  --------------
       Total Debt                          $ 950,767,463          9.2%         $ 987,442,654         9.3%     $1,024,352,313
                                         ===============                       =============                  ==============


(1) The effective interest rate at September 30, 2002 and during the nine months ended September 30, 2002 reflects the accrual of estimated extension fees that are payable in the future, assuming that the Company remains obligated under this debt obligation. During the nine months ended September 30, 2002 and 2001, the Company recognized interest expense of $2,421,146 and $1,477,124 related to these potential extension fees. As of September 30, 2002, the Company has $4,793,525 of accrued extension fees included in payables and accrued expenses in the accompanying consolidated balance sheet.

(2) The effective interest rate at September 30, 2002 and during the nine months ended September 30, 2002 reflects the accrual of estimated extension fees that are payable in the future, assuming that the Company remains obligated under these debt obligations. During the nine months ended September 30, 2002 and 2001, the Company recognized interest expense of $257,538 and $221,650 related to these potential extension fees. As of September 30, 2002, the Company has $594,928 of accrued extension fees included in payables and accrued expenses in the accompanying consolidated balance sheet.

(3) The effective interest rate at September 30, 2002 and during the nine months ended September 30, 2002 reflects the accrual of estimated extension fees that are payable in the future, assuming that the Company remains obligated under these debt obligations. During the nine months ended September 30, 2002 and 2001, the Company recognized interest expense of $511,152 and $314,017 related to these potential extension fees. As of September 30, 2002, the Company has $943,542 of accrued extension fees included in payables and accrued expenses in the accompanying consolidated balance sheet.

(4) As of September 30, 2002 and December 31, 2001, the face amount of the debt was $328,446,000 with unamortized discount of $43,304,079 and $45,398,530, respectively. During the nine months ended September 30, 2002 and 2001, discount amortization of $2,094,451 and $1,913,604, respectively, was recorded as interest expense.

(5) As of September 30, 2002 and December 31, 2001, the face amount of the note was $151,010,600 and $185,616,298, respectively, with unamortized discount of $4,351,651 and $5,325,207, respectively. During the nine months ended September 30, 2002 and 2001, discount amortization of $973,556 and $403,527, respectively, was recorded as interest expense.

(6) As of September 30, 2002 and December 31, 2001, the face amount of the note was $46,311,408 and $49,182,632, respectively, with unamortized discount of $1,022,032 and $1,120,229, respectively. During the nine months ended September 30, 2002 and 2001, discount amortization of $98,197 and $100,627, respectively, was recorded as interest expense.

(7) As of September 30, 2002 and December 31, 2001, the face amount of the note was $86,401,147 and $100,727,532, respectively, with unamortized discount of $2,119,537 and $2,522,865, respectively. During the nine months ended September 30, 2002 and 2001, discount amortization of $403,328 and $294,833, respectively, was recorded as interest expense.

(8) As of September 30, 2002 and December 31, 2001, the unpaid principal balance of this mortgage payable was $8,750,128 and $8,824,288, respectively, and the unamortized discount was $1,561,576 and $1,715,036, respectively. The coupon rate on the mortgage payable is 7.34%. The effective interest rate on the mortgage payable is 12.00% as a result of the discount amortization. The discount is being amortized to interest expense through maturity in 2008. During the nine months ended September 30, 2002 and 2001, discount amortization of $153,460 and $-0-, respectively, was recorded as interest expense.

Information Regarding Certain Terms and Restrictions Pertaining to New Debt

     Substantially all cash flows relating to the Company's existing assets are, and are currently expected to be (assuming the Company remains obligated under the New Debt), used to satisfy principal, interest and fee obligations under the New Debt. The New Debt is secured by substantially all of the Company's assets. The operative documents governing the New Debt contain restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds in connection with the New Debt. The terms of the New Debt significantly restrict the amount of cash dividends that can be paid by the Company to shareholders. One such restriction provides that any cash dividends required to maintain REIT status (assuming the Company has the cash to make such distributions and that it is permitted to make such distributions under the terms of the New Debt) would be paid first to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. Another such restriction provides that if total realized losses and appraisal reduction amounts with respect to mortgage loans underlying the Company's Subordinated CMBS (as determined under the New Debt documents) exceed certain loss threshold amounts, then the Company is prohibited from paying cash dividends to its shareholders, except as required to maintain REIT status, with any such cash dividends to be paid in accordance with the terms set forth in the preceding sentence. As of September 30, 2002, the Company had exceeded the loss threshold amounts under the applicable operative documents evidencing the New Debt. Reference is made to the New Debt operative documents filed as exhibits to a Current Report on Form 8-K in June 2001 for a more detailed description of the New Debt including the payment terms, restrictions, covenants, events of default, and collateral.

     Although there can be no assurance, the Company believes that it will have sufficient cash resources to pay interest, scheduled principal and any other required payments on the New Debt through 2003. The Company's ability to meet its debt service obligations under the New Debt through 2003 will depend on a number of factors, including management's ability to maintain cash flow (which is impacted by, among other things, the credit performance of the underlying mortgage loans) and to generate capital internally from operating and investing activities and expected reductions in REIT distribution requirements to shareholders due to expected net operating losses for tax purposes, in each case consistent with the terms of the operative documents governing the New Debt. There can be no assurance that targeted levels of cash flow will actually be achieved, that reductions in REIT distribution requirements will be realized, or that, if required, new capital will be available to the Company. The Company's ability to maintain or increase cash flow and access new capital will depend upon, among other things, interest rates, prevailing economic conditions, covenants and restrictions under the operative documents evidencing the New Debt, and other factors, many of which are beyond the control of the Company. The Company's cash flow will also be negatively affected by appraisal reductions on properties underlying the Subordinated CMBS and realized losses on Subordinated CMBS. The Company expects losses on CMBS to increase in 2003; accordingly CMBS cash flows are expected to decrease in 2003 as compared to 2002. In addition, the Company's cash flows will be affected by prepayments of mortgages underlying the Company's insured mortgage securities and prepayments of mortgages held by the AIM Funds. Prepayments of mortgages underlying the insured mortgage securities and the AIM Funds will result in reductions in the respective mortgage bases. Accordingly, the net cash flows to CRIIMI MAE, after any required debt pay down, are likely to decrease over time. See also the effect on interest expense paid on the Variable-Rate Secured Borrowing attributable to changes in one-month LIBOR discussed in "Quantitative and Qualitative Disclosures About Market Risk". The Company's high level of debt limits its ability to obtain additional capital, significantly reduces income available for other activities, restricts the Company's ability to react quickly to changes in its business, limits its ability to hedge its assets and liabilities, and makes the Company more vulnerable to economic downturns.
Additionally, there can be no assurance that the Company will be able to refinance all or any portion of the New Debt at or prior to maturity on terms favorable to it, or on any terms at all. As discussed in Note 15, the Company is proceeding with a proposed transaction which contemplates, among other matters, the refinancing of the New Debt. There can be no assurance that this transaction will be completed.

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

     For the nine months ended September 30, 2002, CRIIMI MAE's weighted average cost of borrowing, including amortization of discounts, deferred financing fees and extension fees of approximately $7.5 million, was approximately 9.3%. As of September 30, 2002, CRIIMI MAE's debt-to-equity ratio was approximately 3.1 to 1 and CRIIMI MAE's non-match-funded debt-to-equity ratio was approximately 1.3 to 1.

     The following table lists the fair market value of the collateral related to the Company's Securitized Mortgage Obligations:

                                              Collateral Fair Value as of
Securitized Mortgage Obligations        September 30, 2002    December 31, 2001
--------------------------------        ------------------    -----------------
                                                     (in millions)
CMBS                                           $ 329                $ 296
Freddie Mac Funding Note                         154                  183
Fannie Mae Funding Note                           47                   49
CMO                                               92                  106

7.   INTEREST RATE PROTECTION AGREEMENTS

     As of September 30, 2002, CRIIMI MAE has interest rate protection agreements ("interest rate caps") to partially limit the adverse effects of potential rising interest rates on its Variable-Rate Secured Borrowing. Interest rate caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the cap. At September 30, 2002, CRIIMI MAE held the following interest rate caps:

Notional Amount           Effective Date        Maturity Date          Cap            Index
---------------           --------------        --------------         ----           -----
$   175,000,000 (1)       May 1, 2002           November 3, 2003       3.25% (3)      1 month LIBOR
$   174,500,000 (2)       April 2, 2001         April 2, 2003          5.25% (3)      1 month LIBOR


(1) CRIIMI MAE's designated (as defined in SFAS No. 133) interest rate protection agreement, which hedges CRIIMI MAE's variable-rate borrowing costs, hedges approximately 79% of the Company's Variable-Rate Secured Borrowing. This interest rate cap was purchased in April 2002 for approximately $1.6 million.
(2) This interest rate protection agreement is undesignated (as defined in SFAS No. 133). (3) One-month LIBOR was 1.81% at September 30, 2002.

8.   SALE OF CMBS MASTER AND DIRECT SERVICING RIGHTS

     In February 2002, CMSLP sold all of its rights and obligations under its CMBS master and direct servicing contracts because the contracts were not profitable, given the relatively small volume of master and direct CMBS servicing that CMSLP was performing. In connection with this restructuring, 34 employee positions were eliminated. CMSLP received approximately $11.8 million in cash in the first quarter of 2002, which included reimbursement of servicing advances. CMSLP expects to receive additional cash of approximately $649,000 from the sale within the next few months, which assumes that the purchaser will retain approximately $316,000 of the sales price upon final settlement of the post-closing contingencies. Any difference in the actual amount retained by the purchaser and CMSLP's estimate of the amount to be retained as of September 30, 2002 will be reflected as an adjustment to the gain on the sale of servicing rights in the fourth quarter of 2002. During the nine months ended September 30, 2002, approximately $1.0 million of income tax expense was recognized as a result of the income taxes on the gain on the sale by CMSLP of its master and direct servicing rights. The income tax expense was incurred by the Company through its wholly-owned taxable REIT subsidiaries ("TRSs") that own partnership interests in CMSLP. These TRSs are separately taxable entities that cannot use the Company's NOL to reduce their taxable income

     As a result of this sale and related restructuring, CMSLP recorded restructuring expenses of approximately $438,000 in the fourth quarter of 2001. During the nine months ended September 30, 2002, CMSLP recorded additional restructuring expenses of approximately $151,000 primarily related to rent on vacant office space that is taking longer to sublease than originally anticipated. The following is a reconciliation of the restructuring accrual:

                                         Severance and
                                        other employee        Non-cancelable
                                           benefits            Lease Costs            Other            Total
                                       ------------------     ---------------      ------------     ------------
Balance, December 31, 2001                   $  184,967       $   100,372           $  10,000       $  295,339
Amounts paid                                   (174,745)         (155,843)            (13,686)        (344,274)
Additional accrual                                    -           138,676              12,786          151,462
Accrual reversed                                (10,222)                -                   -          (10,222)
                                           ------------       -----------          ----------       -----------
Balance, September 30, 2002                 $         -       $    83,205          $    9,100       $   92,305
                                           ============       ===========          ==========       ===========


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

     A summary of the Company's year-to-date net operating loss as of September 30, 2002 is as follows:

                                                                                                  (in millions)
                                                                                                  -------------
January 2000 Loss                                                                                  $  (478.2)
LESS:   Amounts recognized in 2001 and 2000                                                            239.1
LESS:   Amounts recognized during the nine months ended September 30, 2002                              89.7
                                                                                                   ----------
Balance remaining of January 2000 Loss to be recognized in future periods                          $  (149.4)
                                                                                                   ==========

Taxable income for the nine months ended September 30, 2002 before recognition                     $    28.6
   of January 2000 Loss
LESS:   January 2000 Loss recognized during the nine months ended September 30, 2002                   (89.7)
                                                                                                   ----------
Net Operating Loss for the nine months ended September 30, 2002                                    $   (61.1)
                                                                                                   ==========

Accumulated Net Operating Loss through December 31, 2001                                           $  (140.2) (1)
Net Operating Loss created during the nine months ended September 30, 2002                             (61.1)
Net Operating Loss utilization                                                                             -
                                                                                                   ----------
Net Operating Loss carried forward for use in future periods                                       $  (201.3)
                                                                                                   ==========


     (1) The accumulated NOL as of December 31, 2001 has been reduced by $6.3 million to reflect the actual NOL included on the Company's 2001 income tax return, which was completed during the third quarter of 2002.

10.   COMMON STOCK

     On October 17, 2001, the Company implemented a one-for-ten reverse stock split designed, in part, to satisfy the New York Stock Exchange ("NYSE") market price listing requirement. There can be no assurance that such market price listing requirement or that all other NYSE requirements will continue to be met. All share and per share information in these notes to consolidated financial statements and the accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split. Share information adjustments include, without limitation, adjustments to the number of common shares issued and outstanding, issued as dividends on and upon conversion of shares of preferred stock and issuable under outstanding options. CRIIMI MAE had 300,000,000 authorized shares and 13,945,068 and 12,937,341 issued and outstanding shares of $0.01 par value common stock as of September 30, 2002 and December 31, 2001, respectively.

     As discussed in Note 6, the terms of the New Debt significantly restrict the amount of cash dividends that can be paid by the Company to shareholders. Presently, cash distributions may only be paid if required to maintain REIT status, with such payments being made first, and possibly solely, to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock. Preferred stock dividends for the fourth quarter of 2001 and the first quarter of 2002 were paid in shares of common stock in April 2002 except for dividends on the Company's Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock"), which were paid in cash in conjunction with the redemption of the Series E Preferred Stock. The following table summarizes the common stock activity through September 30, 2002:

                                                                      Common Shares      Balance of Common
         Date                           Description                       Issued         Shares Outstanding
------------------------  -----------------------------------------  -----------------   -------------------
       12/31/01           Beginning balance                                                   12,937,341
       01/02/02           Restricted stock issued                             32,500
------------------------------------------------------------------------------------------------------------
       03/31/02           Balance                                                             12,969,841
------------------------------------------------------------------------------------------------------------
       04/15/02           Dividends to Series B Preferred Stock              607,938
       04/15/02           Dividends to Series F Preferred Stock               97,824
       04/15/02           Dividends to Series G Preferred Stock              260,565
      06/10-18/02         Stock options exercised                              5,500
------------------------------------------------------------------------------------------------------------
       06/30/02           Balance                                                             13,941,668
------------------------------------------------------------------------------------------------------------
       08/29/02           Stock options exercised                              3,400
------------------------------------------------------------------------------------------------------------
       09/30/02           Balance                                                             13,945,068
------------------------------------------------------------------------------------------------------------


11.   PREFERRED STOCK

     As of September 30, 2002 and December 31, 2001, 75,000,000 shares of preferred stock were authorized. As of September 30, 2002 and December 31, 2001, 3,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), 1,610,000 shares were designated as Series F Redeemable Cumulative Dividend Preferred Stock ("Series F Preferred Stock"), and 3,760,000 shares were designated as Series G Redeemable Cumulative Dividend Preferred Stock ("Series G Preferred Stock"). In addition, 203,000 shares were designated as Series E Preferred Stock as of December 31, 2001 and 45,000 shares were designated as Series H Junior Preferred Stock as of September 30, 2002.

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

     On May 16, 2002 and September 10, 2002, the Company's Board of Directors decided to defer the payment of dividends on the Company's Series B Preferred Stock, Series F Preferred Stock and Series G Preferred Stock for the second and third quarters of 2002, respectively.

Series B Cumulative Convertible Preferred Stock

     As of September 30, 2002 and December 31, 2001, there were 1,593,982 shares of Series B Preferred Stock issued and outstanding. The following table summarizes the 2002 dividend payment activity for the Series B Preferred Stock:

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



(a) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series B Preferred Stock. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period commencing after the declaration date.
(b) Although the payments of dividends for the second and third quarters of 2002 were deferred, as of September 30, 2002, the Company has accrued $2,167,816 for the Series B Preferred Stock second and third quarter dividends at a dividend rate of $0.68 per share per quarter.

     As of September 30, 2002, each share of Series B Preferred Stock was convertible into 0.4797 shares of common stock.

Series E Cumulative Convertible Preferred Stock

     On March 21, 2002, the Company redeemed all 173,000 outstanding shares of its Series E Preferred Stock at the stated redemption price of $106 per share in cash plus accrued and unpaid dividends through and including the date of redemption. The total redemption price was $18,734,107 ($396,107 of which represented accrued and unpaid dividends for the period October 1, 2001 through March 21, 2002). The $1,038,000 difference between the aggregate liquidation value and the redemption price is reflected as a dividend on preferred stock during the nine months ended September 30, 2002. The Series E Preferred Stock was held by the Company's principal creditor. As of September 30, 2002 and December 31, 2001, there were 0 and 173,000 shares, respectively, of Series E Preferred Stock issued and outstanding.

Series F Redeemable Cumulative Dividend Preferred Stock

     As of September 30, 2002 and December 31, 2001, there were 586,354 shares of Series F Preferred Stock issued and outstanding. The following table summarizes the 2002 dividend payment activity for the Series F Preferred Stock:

                                                                      Time period for        Number of
                                    Dividends per     Amount of      which dividends    Shares of Common
Declaration Date    Payment Date    Series F Share  Dividends (b)      are accrued        Stock Issued
---------------------------------------------------------------------------------------------------------------
March 21, 2002     April 15, 2002     $    0.60      $  351,812      10/1/01-3/31/02         97,824       (a)


(a) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series F Preferred Stock. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period commencing after the declaration date.
(b) Although the payments of dividends for the second and third quarters of 2002 were deferred, as of September 30, 2002, the Company has accrued $351,812 for the Series F Preferred Stock second and third quarter dividends at a dividend rate of $0.30 per share per quarter.

Series G Redeemable Cumulative Dividend Preferred Stock

     As of September 30, 2002 and December 31, 2001, there were 1,244,656 shares of Series G Preferred Stock issued and outstanding. The following table summarizes the 2002 dividend payment activity for the Series G Preferred Stock:

                                                                      Time period for      Number of
                                       Dividends per     Amount of    which dividends    Shares of Common
Declaration Date    Payment Date       Series G Share   Dividends (b)    are accrued      Stock Issued
------------------------------------------------------------------------------------------------------------
March 21, 2002      April 15, 2002       $   0.75       $ 933,492     10/1/01-3/31/02        260,565     (a)


(a) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series G Preferred Stock. The Company determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period commencing after the declaration date.
(b) Although the payments of dividends for the second and third quarters of 2002 were deferred, as of September 30, 2002, the Company has accrued $933,492 for the Series G Preferred Stock second and third quarter dividends at a dividend rate of $0.375 per share per quarter.

12.   EARNINGS PER SHARE

     The following tables reconcile basic and diluted EPS for the three and nine months ended September 30, 2002 and 2001. The 2001 per share amounts have been adjusted to reflect the one-for-ten reverse stock split effected on October 17, 2001.

                                      For the three months ended September 30, 2002    For the three months ended September 30, 2001
                                                                          Per Share                                       Per Share
                                        Income           Shares             Amount           Income        Shares (2)        Amount
                                    ---------------   ---------------   --------------  --------------- --------------- ------------
Basic loss per share:
Net loss to common shareholders      $(25,101,506)       13,926,600          $(1.80)     $(723,708)      12,508,253         $(0.06)
Dilutive effect of securities:
   Stock options                                --               --               --             --              --              --
   Convertible preferred stock (1)              --               --               --             --              --              --
                                    --------------    --------------    -------------   ------------    -----------    ------------
Diluted loss per share:
Loss to common shareholders
   and assumed conversions           $(25,101,506)       13,926,600          $(1.80)     $(723,708)      12,508,253         $(0.06)
                                    ==============    ==============    =============   ============    ===========    ============


                                      For the nine months ended September 30, 2002    For the nine months ended September 30, 2001
                                                                          Per Share                                       Per Share
                                        Income          Shares (2)         Amount           Income        Shares (2)        Amount
                                    ---------------   ---------------   --------------  --------------- --------------- ------------
Net (loss) income before cumulative
  effect of changes in accounting
  principles                         $ (19,867,240)      13,635,656          $(1.46)     $1,070,514      10,464,433         $ 0.10
Cumulative effect of change in
  accounting principle related
  to SFAS 142                           (9,766,502)      13,635,656           (0.71)             --              --             --
Cumulative effect of change in
  accounting principle related
  to servicing fee revenue                      --               --              --       1,995,262      10,464,433           0.19
Cumulative effect of change in
  accounting principle related
  to SFAS 133                                   --               --              --        (135,142)     10,464,433          (0.01)
                                   ---------------     ------------     ------------   -------------   ------------    ------------
Basic (loss) income per share:
------------------------------
(Loss) income to common
  shareholders                         (29,633,742)     13,635,656            (2.17)      2,930,634      10,464,433           0.28
Dilutive effect of securities:
  Stock options                                 --              --               --              --           9,408             --
  Convertible preferred stock (1)               --              --               --              --              --             --
                                   ---------------    ------------      ------------   -------------    ------------   ------------
Diluted (loss) income per share:
(Loss) income to common shareholders
  and assumed conversions           $  (29,633,742)     13,635,656           $(2.17)     $2,930,634      10,473,841          $0.28
                                   ===============    ============      ============   =============    ============   ============


(1) The common stock equivalents for the Preferred Stock that are convertible as of September 30 of the applicable year are not included in the calculation of diluted EPS because the effect would be anti-dilutive.
(2) Includes the weighted average number of common shares payable or paid to preferred stockholders related to dividends as of the respective dividend declaration dates.

13.   TRANSACTIONS WITH RELATED PARTIES

     Below is a summary of the related party transactions which occurred during the three and nine months ended September 30, 2002 and 2001.

                                                       Three months ended September 30,         Nine months ended September 30,
                                                          2002                 2001                2002                2001
                                                          ----                 ----                ----                ----
Amounts received or accrued from related parties:

AIM Funds
  Income(1)                                             $ 129,249            $ 203,164         $  419,880          $   563,505
  Return of capital(2)                                    538,778              370,996          1,590,826            1,507,474
                                                        ---------            ---------         ----------          -----------
    Total                                               $ 668,027            $ 574,160         $2,010,706          $ 2,070,979
                                                        =========            =========         ==========          ===========

AIM Acquisition Limited Partnership (1)                 $  58,397            $  69,061         $  179,791          $   219,556
                                                        =========            =========         ==========          ===========

Expense reimbursements from:
  AIM Funds (3)                                         $  47,851            $  42,197         $  143,078          $  141,152
  CMSLP (3)(5)                                                  -                    -                  -             248,428
                                                        ---------            ---------         ----------          -----------
    Total                                               $  47,851            $  42,197         $  143,078          $  389,580
                                                        =========            =========         ==========          ===========

Expense reimbursement (to) from CRI:
  Expense reimbursement to CRI (3) (4) (6)              $ (78,211)           $ (81,183)        $ (245,862)         $ (206,920)
  Expense reimbursement from CRI (3)                       69,415               44,475            145,853              55,366
                                                        ---------            ----------        -----------         -----------
    Net expense reimbursement                           $  (8,796)           $ (36,708)        $ (100,009)         $ (151,554)
                                                        =========            ==========        ===========         ===========


(1) Included as equity in earnings from investments on the accompanying consolidated statements of income.
(2) Included as a reduction of equity investments on the accompanying consolidated balance sheets.
(3) Included in general and administrative expenses on the accompanying consolidated statements of income.
(4) Pursuant to an agreement between CRIIMI MAE and CRI (the "CRI Administrative Services Agreement"), CRI provides CRIIMI MAE with certain administrative and office facility services and other services, at cost, with respect to certain aspects of CRIIMI MAE's business. CRIIMI MAE uses the services provided under the CRI Administrative Services Agreement to the extent such services are not performed by CRIIMI MAE Management or provided by another service provider. The CRI Administrative Services Agreement is terminable on 30 days notice at any time by CRIIMI MAE.
(5) Includes payroll reimbursement for services provided by CRIIMI MAE Management employees to CMSLP through June 30, 2001. Since CMSLP has been accounted for on a consolidated basis since July 1, 2001, there are no related party transactions with CMSLP after that date.
(6) CMSLP reimbursed CRI for approximately $78,000 of expenses during the period January 1, 2001 through June 30, 2001. These reimbursements are not included in the reimbursements for the nine months ended September 30, 2001 since the financial results of CMSLP were not consolidated until July 1, 2001. The CMSLP reimbursements to CRI for the three months ended September 30, 2001 and for all of 2002 are included in this table.

     In addition to the transactions listed above, in connection with the Merger in 1995, the Company entered into a deferred compensation arrangement with William Dockser, Chairman and CEO, and H. William Willoughby, President, in an original aggregate amount of $5,002,183 pursuant to which the Company agreed to pay Messrs. Dockser and Willoughby for services performed in connection with the structuring of the Merger. The Company's obligation to pay the deferred compensation is limited, with certain exceptions, to the creation of an irrevocable grantor trust for the benefit of Messrs. Dockser and Willoughby and the transfer to such trust of the right to receive such deferred compensation (the "Note Receivable") in the original aggregate principal amount of
$5,002,183. The deferred compensation is fully vested and payable only to the extent that payments are made by CRI on the Note Receivable. Payments of principal and interest on the Note Receivable/deferred compensation are payable quarterly and terminate in June 2005. The Note Receivable/deferred compensation bears interest at the prime rate (4.75% as of September 30, 2002) plus 2% per annum. From October 5, 1998 through April 17, 2001, no deferred compensation payments were made as a result of the Company's Chapter 11 proceeding. For the three and nine months ended September 30, 2001, aggregate payments of $2,571,455 (including $945,740 in accrued interest) were made on the Note Receivable/deferred compensation. For the three and nine months ended September 30, 2002, aggregate payments of $152,413 and $465,504, respectively, were made on the Note Receivable/deferred compensation. These aggregate payments were split approximately equally among Messrs. Dockser and Willoughby. The unpaid aggregate principal balance on the Note Receivable/deferred compensation was approximately $1,500,643 at September 30, 2002.

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

     The following tables detail the Company's financial performance by these two primary lines of business for the three and nine months ended September 30, 2002 and 2001. The basis of accounting used in the tables is GAAP.



                                                           As of and for the three months ended September 30, 2002
                                             ------------------------------------------------------------------------------------
                                                                                          Elimination of
                                                 Portfolio             Mortgage            Intercompany
                                                 Investment            Servicing           Transactions          Consolidated
                                             -------------------    ----------------    -------------------    ------------------
Interest income                              $     31,508,173       $           -        $           -          $    31,508,173
Interest expense                                  (22,366,319)                  -               10,076              (22,356,243)
                                             -------------------    ----------------    -------------------    ------------------
   Net interest margin                              9,141,854                   -               10,076                9,151,930
                                             -------------------    ----------------    -------------------    ------------------

General and administrative expenses                (2,783,316)                  -              (15,835)              (2,799,151)
Depreciation and amortization                        (312,388)                  -                    -                 (312,388)
Equity in earnings (losses) from investments           98,005                   -                    -                   98,005
Other, net                                             48,116                   -                    -                   48,116
Impairment on CMBS                                (29,884,497)                  -                    -              (29,884,497)
Investment banking expense                           (438,889)                  -                    -                 (438,889)
Servicing income                                            -           3,110,378             (134,007)                2,976,371
Servicing general and administrative
  expenses                                                  -          (2,361,774)             139,766                (2,222,008)
Servicing amortization, depreciation
  and impairment                                            -            (508,000)                   -                  (508,000)
Servicing restructuring expenses                            -                   -                    -                         -
Servicing gain on sale of servicing rights                  -              34,309                    -                    34,309
Income tax benefit (expense)                          326,998             154,258                    -                   481,256
                                             -------------------    ----------------    -------------------    ------------------
                                                  (32,945,971)            429,171              (10,076)              (32,526,876)
                                             -------------------    ----------------    -------------------    ------------------
Net income (loss) before changes in
  accounting principles                      $    (23,804,117)      $     429,171        $           -          $    (23,374,946)
                                             ===================    ================    ===================    ==================

  Total assets                               $  1,258,335,741       $  27,333,329        $    (458,133)         $  1,285,210,937
                                             ===================    ================    ===================    ==================

                                                           As of and for the three months ended September 30, 2001
                                             ------------------------------------------------------------------------------------
                                                                                          Elimination of
                                                 Portfolio             Mortgage            Intercompany
                                                 Investment            Servicing           Transactions          Consolidated
                                             -------------------    ----------------    -------------------    ------------------
Interest income                              $   33,588,020                     -                    -              33,588,020
Interest expense                                (24,777,343)                    -                    -             (24,777,343)
                                             -------------------    ----------------    -------------------    ------------------
   Net interest margin                            8,810,677                     -                    -               8,810,677
                                             -------------------    ----------------    -------------------    ------------------

General and administrative expenses                (3,036,349)                  -             (139,578)               (3,175,927)
Depreciation and amortization                        (947,002)                  -                    -                  (947,002)
Equity in earnings (losses) from investments          163,250                   -                    -                   163,250
Other, net                                            920,511                   -                    -                   920,511
Impairment on CMBS                                 (3,886,347)                  -                    -                (3,886,347)
Reorganization items                                 (464,152)                  -                    -                  (464,152)
Emergence loan origination fee                              -                   -                    -                         -
Servicing income                                            -           3,353,195                    -                 3,353,195
Servicing general and administrative
  expenses                                                  -          (2,963,284)             139,578                (2,823,706)
Servicing amortization, depreciation
  and impairment                                            -            (669,560)                   -                  (669,560)
                                             -------------------    ----------------    -------------------    ------------------
                                                   (7,250,089)           (279,649)                   -                (7,529,738)
                                             -------------------    ----------------    -------------------    ------------------
Net income (loss) before changes in
  accounting principles                      $      1,560,588        $   (279,649)       $           -          $      1,280,939
                                             ===================    ================    ===================    ==================

  Total assets                               $  1,337,779,421        $ 24,954,923        $    (934,698)         $  1,361,799,646
                                             ===================    ================    ===================    ==================


                                                           As of and for the nine months ended September 30, 2002
                                             ------------------------------------------------------------------------------------
                                                                                          Elimination of
                                                 Portfolio             Mortgage            Intercompany
                                                 Investment            Servicing           Transactions          Consolidated
                                             -------------------    ----------------    -------------------    ------------------
Interest income                              $     95,283,400        $          -        $           -          $     95,283,400
Interest expense                                  (68,857,896)                  -               10,076               (68,847,820)
                                             -------------------    ----------------    -------------------    ------------------
   Net interest margin                             26,425,504                   -               10,076                26,435,580
                                             -------------------    ----------------    -------------------    ------------------

General and administrative expenses                (8,791,391)                  -              109,766                (8,681,625)
Depreciation and amortization                        (920,928)                  -                    -                  (920,928)
Equity in earnings (losses) from investments          330,747                   -                    -                   330,747
Other, net                                            825,928                   -                    -                   825,928
Impairment on CMBS                                (35,035,588)                  -                    -               (35,035,588)
Investment banking expense                           (683,333)                  -                    -                  (683,333)
Servicing income                                            -           8,692,686             (458,742)                8,233,944
Servicing general and administrative
  expenses                                                  -          (7,186,892)             338,900                (6,847,992)
Servicing amortization, depreciation
  and impairment                                            -          (1,418,810)                   -                (1,418,810)
Servicing restructuring expenses                            -            (141,240)                   -                  (141,240)
Servicing gain on sale of servicing
  rights                                                    -           4,851,907                    -                 4,851,907
Income tax benefit (expense)                          326,998            (754,518)                   -                  (427,520)
                                             -------------------    ----------------    -------------------    ------------------
                                                  (43,947,567)          4,043,133              (10,076)              (39,914,510)
                                             -------------------    ----------------    -------------------    ------------------
Net income (loss) before changes in
  accounting principles                      $    (17,522,063)       $  4,043,133        $           -          $    (13,478,930)
                                             ===================    ================    ===================    ==================

  Total assets                               $  1,258,335,741        $ 27,333,329        $    (458,133)         $  1,285,210,937
                                             ===================    ================    ===================    ==================

                                                           As of and for the nine months ended September 30, 2001
                                             ------------------------------------------------------------------------------------
                                                  Portfolio             Mortgage
                                                 Investment            Servicing         Elimination (1)         Consolidated
                                             -------------------    ----------------    -------------------    ------------------
Interest income                              $    101,117,550        $          -        $           -          $    101,117,550
Interest expense                                  (73,539,343)                  -                    -               (73,539,343)
                                             -------------------    ----------------    -------------------    ------------------
   Net interest margin                             27,578,207                   -                    -                27,578,207
                                             -------------------    ----------------    -------------------    ------------------

General and administrative expenses                (8,019,400)                  -             (139,578)               (8,158,978)
Depreciation and amortization                      (2,787,685)                  -                    -                (2,787,685)
Equity in earnings (losses) from investments          487,443                   -           (2,278,734)               (1,791,291)
Other, net                                          2,296,519                   -                    -                 2,296,519
Impairment on CMBS                                 (3,886,347)                  -                    -                (3,886,347)
Reorganization items                               (1,909,780)                  -                    -                (1,909,780)
Emergence loan origination fee                     (3,936,616)                  -                    -                (3,936,616)
Servicing income                                            -           9,172,804           (5,819,609)                3,353,195
Servicing general and administrative
  expenses                                                  -          (9,215,769)           6,392,063                (2,823,706)
Servicing amortization, depreciation
  and impairment                                            -          (2,378,451)           1,708,891                  (669,560)
                                             -------------------    ----------------    -------------------    ------------------
                                                  (17,755,866)         (2,421,416)            (136,967)              (20,314,249)
                                             -------------------    ----------------    -------------------    ------------------
Net income (loss) before changes in
  accounting principles                      $      9,822,341        $ (2,421,416)       $    (136,967)         $      7,263,958
                                             ===================    ================    ===================    ==================

  Total assets                               $  1,337,779,421        $ 24,954,923        $    (934,698)         $  1,361,799,646
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

15.   SUBSEQUENT EVENTS

     On November 14, 2002, the Company entered into an Investment Agreement with an affiliate of Brascan Real Estate Financial Partners LLC ("BREF"), which contemplates an equity and subordinated debt investment by BREF and a secured financing (in the form of a repurchase transaction) to be arranged by BREF with Bear, Stearns & Co. Inc. ("Bear Stearns"). The proceeds from the BREF investments and the secured financing of up to approximately $353 million together with a substantial portion of the Company's liquid assets would be used to retire the New Debt.

     As contemplated by the Investment Agreement, BREF would purchase, in a private transaction, (a) such number of shares of the Company's common stock as would result in BREF owning, after giving effect to such purchase, 10% of the outstanding shares of common stock at the lower of $8.22 per share and the average of the respective closing prices per share on the ten most recent trading days prior to the transaction closing date, and (b) up to $40 million of subordinated debt to be issued by the Company. The first $30 million of subordinated debt would bear interest at the rate of 15% per annum and the remaining $10 million, issuable at the Company's option, would bear interest at the rate of 20% per annum. All subordinated debt would mature three years after the closing of the first $30 million and be secured by a second lien on substantially all of the Company's Subordinated CMBS (the "Subordinated CMBS Collateral"). The Company would pay BREF various fees, including a quarterly maintenance fee of $375,000 in connection with arranging the repurchase transaction with Bear Stearns.

     Based on discussions with BREF and Bear Stearns and a preliminary indication of terms with respect to the proposed secured financing to be provided by Bear Stearns, the Company would receive a commitment for a secured financing in the principal amount of $300 million which would mature in three years, bear interest at a rate equal to one-month LIBOR plus 3.5% (increasing to one-month LIBOR plus 4.5% if a collateralized debt obligation transaction ("CDO") is not successfully completed within a specified period of time), require quarterly principal payments based on a 30-year amortization schedule (changing to a 20-year amortization schedule if the CDO is not successfully completed) and be secured by a first lien on the Subordinated CMBS Collateral.

     The Investment Agreement also contemplates that Barry Blattman, the president of BREF will be named Chairman of the Board and Chief Executive Officer of the Company, that BREF will name two additional directors to the Company's Board and that BREF and the Company would agree on two additional individuals to be nominated for election as directors in 2003. The Board of Directors would consist of nine directors. Upon closing of the contemplated transactions, William B. Dockser would resign as Chairman of the Board, but remain as a director. H. William Willoughby would resign as President and as a director. Pursuant to amendments to their respective employment agreements, each of Mr. Dockser and Willoughby would receive their contractual 18-month severance payments in a lump-sum payment and certain other benefits, including an acceleration of the vesting of outstanding options.

     If the Investment Agreement is terminated under certain limited circumstances, including termination by the Company in connection with its acceptance, approval or authorization of a superior proposal, the Company shall pay BREF a termination fee as set forth in the Investment Agreement.

     The Company has agreed not to solicit any competing proposal or enter into any agreement with respect to a competing proposal during the term of the Investment Agreement.

     The completion of the transactions contemplated by the Investment Agreement is conditioned upon, among other matters, BREF's satisfaction with its due diligence review, the absence of any material adverse change, and the receipt of the secured financing proceeds. No commitment for the secured financing has been received.

     The BREF investment is not expected to cause an ownership change within the meaning of Section 382 of the Tax Code. In connection with the contemplated transactions, the Company expects to use approximately $40 million of its liquid assets in connection with the retirement of its New Debt and to pay fees and estimated expenses related to the contemplated transactions. Immediately after closing of the contemplated transactions and assuming the Company issues $30 million of the $40 million available under the subordinated debt, the Company expects to have approximately $8-$10 million of cash and liquid assets depending upon the timing of the closing of the comtemplated transactions. These amounts are only estimates and are subject to change. There can be no assurance that the actual amount of liquid assets used or cash and liquid assets remaining will approximate the amounts set forth above.

     There can be no assurance that the transactions, including the secured financing, contemplated by the Investment Agreement will be completed.

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

     Virtually all of the Company's cash flows relating to existing assets are, and are currently expected to be (assuming the Company remains obligated under the New Debt (as defined below)), used to satisfy principal, interest and fee obligations under the Company's variable-rate secured financing facility (the "Variable-Rate Secured Borrowing"), Series A Senior Secured Notes, and Series B Senior Secured Notes (collectively, the "New Debt") and to pay general and administrative and other operating expenses of the Company. Therefore, although the Company continues to pay down its debt obligations, the utilization of cash flows for debt service and operating expenses results in virtually no remaining net cash flow available for other activities, to the extent permitted under the operative documents evidencing the New Debt.

     During the third quarter of 2002, the Company received a number of expressions of interest in connection with the Company's evaluation of strategic alternatives designed to maximize shareholder value. A special committee of the Company's Board of Directors, consisting of independent directors, after considerable review, analysis and negotiation with the assistance of Friedman, Billings, Ramsey & Co., Inc. ("FBR"), the Company's investment banking firm, has recommended that the Company proceed with a transaction with an affiliate of Brascan Real Estate Financial Partners LLC. The proposed transaction contemplates an investment in subordinated debt and common stock and a secured financing in the form of a repurchase transaction, the aggregate proceeds of which will be used to retire the New Debt. There can be no assurance that this transaction will be completed. See "Recent Developments" for a further discussion of this proposed transaction.

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

2002 compared to 2001

Results of Operations

Financial Statement Net Income

     Financial statement net loss to common shareholders for the three months ended September 30, 2002 was approximately $(25.1) million compared to approximately $(724,000) for the three months ended September 30, 2001. The significant change in the third quarter 2002 results from 2001 was primarily the result of $29.9 million accounting impairment charges related to certain Subordinated CMBS that were recognized during the third quarter of 2002 compared to impairment charges of $3.9 million that were recognized during the third quarter of 2001. Additionally, the third quarter 2002 results include an adjustment to the one-time gain from the sale by CMSLP of its master and direct servicing rights of approximately $34,000 and approximately $481,000 of net income tax benefit related to tax refunds which were not previously accrued. The 2001 results include approximately $464,000 of net expenses relating to the Company's bankruptcy reorganization and approximately $697,000 of amortization that was recorded during the three months ended September 30, 2001 on the goodwill written-off on January 1, 2002.

     The following  table  provides a summary of the components of pro forma net
(loss) income to common  shareholders and a reconciliation  of the pro forma net
(loss) income to common shareholders to net loss to common shareholders reported in accordance with generally accepted accounting principles ("GAAP") for the three months ended September 30, 2002 and 2001. The intent of this table is to provide a summary of the recurring results from operations and to isolate the non-recurring items due to the number of non-recurring items included in the consolidated statements of income in accordance with GAAP.

                                                                         Three months ended September 30,
                                                                            2002                   2001
                                                                            ----                   ----
Net interest margin                                                     $ 9,151,930            $ 8,810,677
General and administrative expenses                                      (2,799,151)            (3,175,927)
Depreciation and amortization                                              (312,388)              (249,634)
Servicing operations, net (excluding one-time items discussed above)        246,363               (140,071)
Impairment on CMBS                                                      (29,884,497)            (3,886,347)
Investment banking fees                                                    (438,889)                    --
Hedging expense                                                            (353,085)               (75,210)
Other, net                                                                  499,206              1,158,971
Dividends accrued or paid on preferred shares                            (1,726,560)            (2,004,647)
                                                                        ------------           ------------
Pro forma net (loss) income to common shareholders                      (25,617,071)               437,812

Adjustments to GAAP net loss:
-----------------------------
   Servicing gain on sale of servicing rights                                34,309                     --
   Income tax benefit (expense)                                             481,256                     --
   Amortization of goodwill and intangible assets written-off                    --               (697,368)
   Reorganization items                                                          --               (464,152)
                                                                       -------------           ------------

GAAP net loss to common shareholders                                   $(25,101,506)           $  (723,708)
                                                                       =============           ============

     Financial statement net loss to common shareholders for the nine months ended September 30, 2002 was $(29.6) million compared to net income of approximately $2.9 million for the nine months ended September 30, 2001. The significant change in the 2002 results from 2001 was primarily the result of $35.0 million of impairment charges related to certain Subordinated CMBS that were recognized during the nine months ended September 30, 2002 compared to impairment charges of $3.9 million that were recognized during the same period in 2001. Additionally, net loss to common shareholders for the nine months ended September 30, 2002 includes an approximate $9.8 million non-cash charge related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, approximately $1.0 million reflected as an additional dividend on preferred stock in connection with the redemption of Series E Preferred Stock (representing the difference between the aggregate liquidation value and the redemption price), approximately $4.9 million from the gain on the sale by CMSLP of its master and direct servicing rights, approximately $428,000 of net income tax expense related to the sale of the servicing rights and tax refunds, and approximately $141,000 of additional servicing restructuring expenses. The 2001 results include approximately $1.9 million of net revenue due to the effect of changes in accounting principles, an aggregate of approximately $5.8 million of expenses relating to the Company's bankruptcy reorganization, and approximately $2.1 million of amortization that was recorded during the nine months ended September 30, 2001 on the goodwill written-off on January 1, 2002.

     The following  table  provides a summary of the components of pro forma net
(loss)  income  to common  shareholders  and a  reconciliation  of pro forma net
(loss) income to common shareholders to GAAP net (loss) income to common shareholders for the nine months ended September 30, 2002 and 2001. The intent of this table is to provide a summary of the recurring results from operations and to isolate the non-recurring items due to the large number of non-recurring items included in the consolidated statements of income in accordance with GAAP.

                                                                          Nine months ended September 30,
                                                                            2002                   2001
                                                                            ----                   ----
Net interest margin                                                    $ 26,435,580            $ 27,578,207
General and administrative expenses                                      (8,681,625)             (8,158,978)
Depreciation and amortization                                              (920,928)               (695,581)
Servicing operations, net (excluding one-time items discussed above)        (32,858)             (2,419,209) (a)
Impairment on CMBS                                                      (35,035,588)             (3,886,347)
Investment banking fees                                                    (683,333)                     --
Hedging expense                                                            (749,412)               (996,249)
Other, net                                                                1,906,087               3,780,615
Dividends accrued or paid on preferred shares                            (5,350,310)             (6,193,444)
                                                                     ---------------          --------------
Pro forma net (loss) income to common shareholders                      (23,112,387)              9,009,014

Adjustments to GAAP net (loss) income:
   Servicing gain on sale of servicing rights                             4,851,907                      --
   Income tax benefit (expense)                                            (427,520)                     --
   Servicing restructuring expenses                                        (141,240)                     --
   Cumulative effect of accounting changes                               (9,766,502)              1,860,120
   Additional Series E Preferred Stock dividends                         (1,038,000)                     --
   Amortization of goodwill and intangible assets written-off                    --              (2,092,104)
   Reorganization items                                                          --              (1,909,780)
   Emergence financing origination fee                                           --              (3,936,616)
                                                                     ---------------          --------------

GAAP net (loss) income to common shareholders                        $  (29,633,742)           $  2,930,634
                                                                     ===============          ==============


(a) Included in equity in earnings (losses) from investments through June 30, 2001.

     Interest Income - Subordinated CMBS

     Interest income from Subordinated CMBS decreased by approximately $0.8 million, or 3%, to $25.7 million during the three months ended September 30, 2002 as compared to $26.4 million during the three months ended September 30, 2001. This overall decrease in interest income was primarily the result of a 3.5% reduction in the amortized cost of the Subordinated CMBS from September 30, 2001 to June 30, 2002 primarily as a result of the aggregate $35.9 million of non-cash impairment charges that were recognized during the fourth quarter of 2001 and the second quarter of 2002 due to changes in the Company's loss estimates related to the Subordinated CMBS. The weighted average yield-to-maturity was 12.5% and 12.4% during the three months ended September 30, 2002 and 2001, respectively. The reduction in the interest income generally corresponded with the reduction in the amortized cost of the Subordinated CMBS, partially offset by the increased average yield-to-maturity.

     Interest income from Subordinated CMBS decreased by approximately $2.3 million, or 3%, to $76.8 million during the nine months ended September 30, 2002 as compared to $79.1 million during the nine months ended September 30, 2001. This decrease corresponded with the 3% reduction in the amortized cost of the Subordinated CMBS from December 31, 2000 to December 31, 2001.

     GAAP requires that interest income earned on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the Subordinated CMBS. Based upon the timing and amount of future credit losses and certain other assumptions estimated by management, as discussed below, the weighted average anticipated unleveraged yield for CRIIMI MAE's Subordinated CMBS for financial statement purposes was approximately 12.4% as of January 1, 2002 and 2001, approximately 12.5% as of July 1, 2002, and approximately 12.0% as of October 1, 2002. These yields were determined based on the anticipated yield over the expected life of the Subordinated CMBS, which considers, among other things, anticipated losses and any other than temporary impairment. The effective interest method of recognizing interest income on Subordinated CMBS results in income recognition that differs from cash received. For the three months ended September 30, 2002 and 2001, the amount of income recognized in excess of cash received due to the effective interest rate method was approximately $3.1 million and $3.0 million, respectively. For the nine months ended September 30, 2002 and 2001, the amount of income recognized in excess of cash received was approximately $8.8 million and $7.7 million, respectively.

     Interest Income - Insured Mortgage Securities

     Interest income from insured mortgage securities decreased by approximately $1.3 million, or 18%, to $5.8 million for the three months ended September 30, 2002 from $7.1 million for the three months ended September 30, 2001. This decrease was principally due to the prepayment of 23 mortgages underlying the insured mortgage securities, representing approximately 16% of the total insured mortgage portfolio, from September 30, 2001 through September 30, 2002.

     Interest income from insured mortgage securities decreased by approximately $3.5 million, or 16%, to $18.5 million during the nine months ended September 30, 2002 from $22.0 million during the nine months ended September 30, 2001. This decrease was primarily due to the prepayments and assignments of the mortgages underlying the insured mortgage securities from September 30, 2001 to September 30, 2002.

     During the nine months ended September 30, 2002, 19 mortgages prepaid resulting in net proceeds of $51.1 million to the Company. This increase in prepayment activity corresponds with the low mortgage interest rate environment and the expiration of prepayment lock-out periods on many of the insured mortgages. These prepayments result in corresponding reductions in the outstanding principal balances of the collateralized mortgage obligations-insured mortgage securities and the related interest expense.

     Interest Expense

     Interest expense of approximately $22.4 million for the three months ended September 30, 2002 was approximately $2.4 million lower than interest expense of approximately $24.8 million for the same period in 2001. The decrease is primarily attributable to the Company's lower average debt balance during the third quarter of 2002 ($964 million) compared to 2001 ($1.0 billion) and a lower average effective interest rate on the total debt outstanding during the third quarter of 2002 (9.3%) compared to 2001 (9.4%). In addition, interest expense on the collateralized mortgage obligations-insured mortgage securities decreased following significant prepayments of mortgages underlying the insured mortgage securities, as discussed previously. The decrease in interest expense on the collateralized mortgage obligations-insured mortgage securities was partially offset by $205,000 of additional deferred financing costs and discount amortization expenses, which are reflected as interest expense. These additional expenses are the result of the mortgages prepaying faster than anticipated which, under the effective interest method of recognizing interest expense, required an adjustment to cumulative interest expense.

     Interest expense of  approximately  $68.8 million for the nine months ended
September 30, 2002 was approximately $4.7 million lower than the interest expense of approximately $73.5 million for the same period in 2001. The decrease is attributable to the Company's lower average debt balance during the nine months ended September 30, 2002 ($987 million) compared to 2001 ($1.1 billion), partially offset by a higher average effective interest rate on the total debt outstanding during 2002 (9.3%) compared to 2001 (8.8%) (the New Debt was not effective until April 17, 2001). In addition, interest expense on the collateralized mortgage obligations-insured mortgage securities decreased following significant prepayments of mortgages underlying the insured mortgage securities discussed previously. The decrease in interest expense on the collateralized mortgage obligations-insured mortgage securities was partially offset by approximately $964,000 of additional deferred financing costs and discount amortization expenses, which are reflected as interest expense. These additional expenses are the result of the mortgages prepaying faster than anticipated which, under the effective interest method of recognizing interest expense, required an adjustment to cumulative interest expense.

     The overall weighted average effective interest rate on the New Debt was 10.4% and 10.3% for the three and nine months ended September 30, 2002, respectively, and the weighted average coupon (pay) rate on the New Debt was 8.1% and 8.0% during the three and nine months ended September 30, 2002, respectively. The difference in the New Debt's weighted average effective interest rate and the weighted average coupon (pay) rate primarily relates to the accrual of estimated potential extension fees and the accrued interest related to the 7% per annum, accreting interest on the Series B Senior Secured Notes, both of which are included in the weighted average effective interest rate, but not included in the weighted average pay rate. The weighted average effective interest rate on the recourse debt was 11.3% and 9.5% for the three and nine months ended September 30, 2001, respectively. The weighted average coupon (pay) rate on the recourse debt was 9.0% and 8.3% for the three and nine months ended September 30, 2001, respectively.

     General and Administrative Expenses

     General and administrative expenses decreased by approximately $0.4 million to $2.8 million during the three months ended September 30, 2002 as compared to $3.2 million during the three months ended September 30, 2001 primarily due to a decrease in legal fees in 2002, partially offset by higher directors and officers liability insurance premiums in 2002.

     General and administrative expenses increased by approximately $0.5 million to $8.7 million during the nine months ended September 30, 2002 as compared to $8.2 million during the nine months ended September 30, 2001 primarily due to an increase in employment costs in 2002 compared to 2001 and higher directors and officers liability insurance premiums in 2002, partially offset by a decrease in legal fees.

     Depreciation and Amortization

     Depreciation and amortization was approximately $312,000 and $947,000 during the three months ended September 30, 2002 and 2001, respectively, and approximately $920,000 and $2.8 million during the nine months ended September 30, 2002 and 2001, respectively. The decreases are primarily attributable to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") on January 1, 2002. The adoption of SFAS 142 reduced the Company's amortization expense by approximately $0.7 million and $2.1 million during the three and nine months ended September 30, 2002, respectively, as compared to 2001. See further discussion of SFAS 142 in "Cumulative Effect of Adoption of SFAS 142" below.

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

     The  following is a summary of the  consolidated  results of  operations of
CMSLP:

                                                   Three months ended September 30,      Nine months ended September 30,
                   Description                           2002             2001                 2002             2001
                   -----------                           ----             ----                 ----             ----
CMSLP's results of operations (reflected in
consolidated income statements effective
July 1, 2001):
  Servicing revenue                                $2,976,371        $ 3,353,195         $  8,233,944        $  3,353,195
  Servicing general and administrative expenses    (2,222,008)        (2,823,706)          (6,847,992)         (2,823,706)
  Servicing amortization, depreciation and
    impairment                                       (508,000)          (669,560)          (1,418,810)           (669,560)
  Servicing restructuring expenses                         --                 --             (141,240)                 --
  Servicing gain on sale of servicing rights           34,309 (1)             --            4,851,907 (1)              --
                                                   -----------      -------------       --------------       -------------

GAAP net income (loss) from CMSLP                  $  280,672         $ (140,071)        $  4,677,809        $   (140,071)
                                                   ===========      =============       ==============       =============


(1) See also the discussion in "Income Tax Benefit (Expense)," which follows.

     The net income from CMSLP of approximately $281,000 for the three months ended September 30, 2002 compares to a net loss of approximately $(140,000) for the three months ended September 30, 2001. CMSLP's total revenue decreased by approximately $0.4 million to approximately $3.0 million during the three months ended September 30, 2002 compared to $3.4 million during the three months ended September 30, 2001. This decrease is primarily the result of the sale of servicing rights which reduced mortgage servicing income and interest income earned on the escrow balances, partially offset by higher revenue from special servicing. General and administrative expenses were $2.2 million and $2.8 million during the three months ended September 30, 2002 and 2001, respectively. The decrease in general and administrative expenses was primarily attributable to the staff reductions that occurred in the fourth quarter of 2001 and the first quarter of 2002 following CMSLP's sale of its CMBS master and direct servicing contracts, as discussed below. During the three months ended September 30, 2002, amortization, depreciation and impairment was approximately $508,000 as compared to $670,000 in 2001. This decrease was primarily the result of the sale of servicing rights in February 2002, which reduced amortization expense, and lower impairment on CMBS held by CMSLP during 2002 as compared to 2001, partially offset by $127,000 of losses from the disposal of fixed assets.

     The net income from CMSLP of $4.7 million for the nine months ended September 30, 2002 compares to the aggregate of the net equity in losses from CMSLP/CMSI of $(2.3) million for the nine months ended September 30, 2001 (as summarized below) and the net loss from CMSLP of $(140,000) for the three months ended September 30, 2001. CMSLP's net income of $4.7 million during the nine months ended September 30, 2002 includes a $4.9 million gain from the sale of servicing rights and $141,000 of restructuring expenses. CMSLP's total revenue decreased by approximately $1.0 million to approximately $8.2 million during the nine months ended September 30, 2002 compared to $9.2 million during the nine months ended September 30, 2001. This decrease is primarily the result of the sale of servicing rights which reduced mortgage servicing income and interest income earned on the escrow balances, partially offset by higher revenue from special servicing. General and administrative expenses were $6.8 million and $9.3 million during the nine months ended September 30, 2002 and 2001, respectively. The decrease in general and administrative expenses was primarily attributable to the staff reductions that occurred in the fourth quarter of 2001 and the first quarter of 2002 following CMSLP's sale of its CMBS master and direct servicing contracts, as discussed below. During the nine months ended September 30, 2002, amortization, depreciation and impairment was approximately $1.4 million as compared to $2.4 million during the nine months ended September 30, 2001. This decrease was primarily the result of the sale of servicing rights in February 2002, which reduced amortization expense, and lower impairment on CMBS held by CMSLP during 2002 as compared to 2001, partially offset by $127,000 of losses from the disposal of fixed assets.

     In February 2002, CMSLP sold all of its rights and obligations under its CMBS master and direct servicing contracts because the contracts were not profitable, given the relatively small volume of master and direct CMBS servicing that CMSLP was performing. In connection with this restructuring, 34 employee positions were eliminated. A restructuring charge of approximately $438,000 was recorded during the fourth quarter of 2001 to account for employee severance costs, noncancellable lease costs, and other costs related to the restructuring. During the three months ended June 30, 2002, additional restructuring expenses of approximately $141,000 were recorded primarily to account for vacant office space that is taking longer to sublease than originally anticipated. CMSLP received approximately $11.8 million in cash in the first quarter of 2002, which included reimbursement of servicing advances in connection with this sale. CMSLP expects to receive additional cash of approximately $649,000 from the sale within the next few months, which assumes that the purchaser will retain approximately $316,000 of the sales price upon final settlement of the post-closing contingencies. Any difference in the actual amount retained by the purchaser and CMSLP's estimate of the amount to be retained as of September 30, 2002 will be reflected as an adjustment to the gain on the sale of servicing rights in the fourth quarter of 2002.

     Total equity in earnings (losses) from investments for the three and nine months ended September 30, 2002 and 2001 includes CRIIMI MAE's net equity from the AIM Funds (four limited partnerships that hold investments in insured mortgages whose general partnership interests are owned by a subsidiary of the Company) during these periods, and include net equity from CMSLP/CMSI for the six months ended June 30, 2001 (since CMSLP's operations are consolidated into CRIIMI MAE effective July 1, 2001). On a comparative basis, the net equity from the AIM Funds decreased primarily due to a reduction in the AIM Funds' mortgage assets. The following is a summary of the Company's equity in earnings (losses) from investments:

                                                        Three months ended September 30,      Nine months ended September 30,
                     Description                            2002             2001                 2002             2001
                     -----------                            ----             ----                 ----             ----
Equity in Earnings (Losses)  from Investments (as
presented on income statements):
  The AIM Funds - net equity in income                   $ 98,005         $ 163,250            $ 330,747        $   487,847
  CMSLP/CMSI - net equity in losses                            --                --                   --         (2,279,138)
                                                        ----------        ---------            ---------        ------------

Total Equity in Earnings (Losses) from Investments      $  98,005         $ 163,250            $ 330,747        $(1,791,291)
                                                        ==========        =========            =========        ============


     Income Tax Benefit (Expense)

     For the three months ended September 30, 2002 and 2001, the Company recorded an income tax benefit of approximately $481,000 and $0, respectively. For the nine months ended September 30, 2002 and 2001, the Company incurred net income tax expense of approximately $428,000 and $0, respectively. During the nine months ended September 30, 2002, approximately $1.0 million of income tax expense was recognized as a result of the income taxes on the gain on the sale by CMSLP of its master and direct servicing rights. This tax expense of $1.0 million was partially offset by tax refunds that were not previously accrued of approximately $552,000 that were recognized during the three and nine months ended September 30, 2002. The income tax expense was incurred by the Company through its TRSs that own partnership interests in CMSLP. These TRSs are separately taxable entities that cannot use the Company's NOL to reduce their taxable income.

     Other Income

     Other income decreased by approximately $228,000 to $712,000 during the three months ended September 30, 2002 from $940,000 during the same period in 2001. During the nine months ended September 30, 2002, other income decreased by approximately $1.2 million to $2.1 million from $3.3 million during the same period in 2001. These decreases were primarily attributable to lower interest income due to lower cash balances during 2002 as compared to the same periods in 2001.

     In October 2001, a wholly owned subsidiary of CRIIMI MAE acquired certain partnership interests in a partnership that was the obligor on a mezzanine loan payable to CRIIMI MAE in exchange for curing a default on the first mortgage loan through a cash payment of approximately $276,000. This partnership and another wholly-owned subsidiary of CRIIMI MAE own 100% of the partnership interests in the partnership which is the obligor on the first mortgage loan. The first mortgage loan is secured by a shopping center in Orlando, Florida ("REO"). As a result of this acquisition, the Company, through certain of its wholly owned subsidiaries, owns 100% of the partnership interests and is consolidating its financial results as of October 1, 2001. The Company accounts for these assets as REO, and the REO is being held for investment. During the three and nine months ended September 30, 2002, the Company recognized a net loss of approximately $137,000 and $489,000 from the operations of the REO, respectively, which includes approximately $215,000 and $642,000 of interest expense, respectively, and approximately $35,000 and $114,000 of depreciation expense, respectively. The remaining income of approximately $113,000 and $267,000 is included in other income in the consolidated statements of income during the three and nine months ended September 30, 2002, respectively. The Company hopes to reposition and stabilize this asset to increase its value, although there can be no assurance the Company will be able to do so. Currently, the Company expects that it will hold the REO for more than one year.

     Net (Losses) Gains on Mortgage Security Dispositions

     Net losses on mortgage security dispositions were approximately $(311,000) during the three months ended September 30, 2002 compared to approximately $56,000 of gains during the three months ended September 30, 2001. During the third quarter of 2002, there were six prepayments of mortgage securities, or approximately 4.1% of the related portfolio (based on the December 31, 2001 face amounts of the portfolio). During the third quarter of 2001, there were three prepayments. In addition, during the three months ended September 30, 2002, losses of approximately $152,000 were recognized following the final financial settlement on the two mortgages that were assigned to the U.S. Department of Housing and Urban Development ("HUD") in 2001. During the nine months ended September 30, 2002, net losses on mortgage security dispositions were approximately $(567,000) compared to net gains of approximately $300 during the nine months ended September 30, 2001. During the nine months ended September 30, 2002 and 2001, there were 19 and five prepayments, respectively. In addition, as discussed above, the losses on the mortgages assigned to HUD were adjusted during 2002. The original losses on these two mortgages that were assigned to HUD were recognized during the nine months ended September 30, 2001. The net losses in 2002 were primarily due to the write-off of unamortized costs associated with the disposed mortgages at the disposition dates, partially offset by prepayment penalties, if applicable. For any period, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period.

     Impairment on CMBS

     Although the amount of loans in special servicing declined from $893 million as of June 30, 2002 to $814 million as of September 30, 2002, the projected loss severities of the underlying mortgage loans currently or anticipated to be in special servicing have increased and the timing of the projected losses is anticipated to occur sooner than previously estimated, which has resulted in an increase in the Company's overall expected loss estimate related to its Subordinated CMBS portfolio from $351 million to $448 million. This revision to the overall expected loss estimate is primarily the result of increased projected loan losses due to lower than anticipated appraisals and lower internal estimates of values on real estate owned by underlying trusts and properties underlying certain defaulted mortgage loans, which, when combined with the updated loss severity experience, has resulted in higher projected loss severities on loans and real estate owned by underlying trusts currently or anticipated to be in special servicing. Primary reasons for lower appraisals and lower estimates of value resulting in higher projected loss severities on loans include the poor performance of certain properties and related markets, failed workout negotiations, and extended time needed to liquidate assets due, in large part, to the continued softness in the economy, the continued downturn in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets, including the closing of stores by certain national and regional retailers. This increase in expected loss estimates has resulted in an adverse change in the expected future cash flows for the Company's unrated/issuer's equity bonds, the CCC bond and the B- bond in CBO-2 as of September 30, 2002. As a result, the Company believes these bonds have been impaired under EITF 99-20 and Statement of Financial Accounting Standard
("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") as of September 30, 2002. As the fair values of the impaired bonds aggregated approximately $29.9 million below the amortized cost basis as of September 30, 2002, the Company recorded other than temporary impairment charges through the income statement of that same amount during the three months ended September 30, 2002.

     In addition, the Company also had previously determined that there had been an adverse change in expected future cash flows for the Nomura and CBO-2 unrated bonds as of June 30, 2002 due primarily to increased projected loan losses resulting from lower than anticipated appraisals and revised internal estimates on properties underlying certain mortgage loans. As a result, the Company believed the Nomura and CBO-2 unrated bonds had been impaired under EITF 99-20 and SFAS 115 as of June 30, 2002. As the fair values of the impaired Nomura and CBO-2 unrated bonds aggregated approximately $5.2 million below the amortized cost basis as of June 30, 2002, the Company recorded other than temporary non-cash impairment charges through the income statement of that same amount during the three months ended June 30, 2002.

     There can be no assurance that the Company's revised overall expected loss estimate of $448 million will not be exceeded as a result of additional or existing adverse events or circumstances. Such events or circumstances include, but are not limited to, the receipt of new or updated appraisals at lower than anticipated amounts, legal proceedings (including bankruptcy filings) involving borrowers, a continued weakening of the economy, an economic downturn or recession, a delay in the disposition of specially serviced mortgage loans, or an unforeseen reduction in expected recoveries, any of which could result in additional future credit losses and/or possible impairment to CRIIMI MAE's Subordinated CMBS, the effect of which could be potentially adverse to CRIIMI MAE.

     Hedging Expense and Cumulative Effect of Adoption of SFAS 133

     In April 2002, CRIIMI MAE entered into a second interest rate protection agreement. This interest rate protection agreement, or cap, which was effective on May 1, 2002, is for a notional amount of $175.0 million, caps LIBOR at 3.25%, and matures on November 3, 2003. The cap was purchased for approximately $1.6 million and has been designated to hedge the Variable-Rate Secured Borrowing. The fair value of this cap has decreased by approximately $1.1 million to approximately $55,000 since the purchase date. This decrease is reflected in other comprehensive income and is attributable to a change in the expectation of future interest rates since the cap was purchased in April 2002.

     During the three months ended September 30, 2002 and 2001, the Company recognized hedging expense through earnings of approximately $353,000 and $75,000 on its interest rate caps, respectively. During the nine months ended September 30, 2002 and 2001, the Company recognized hedging expense through earnings of approximately $749,000 and $1.0 million, respectively, on its interest rate caps and a $135,000 loss through earnings due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") during the nine months ended September 30, 2001.

     The fair value of the first interest rate cap has decreased significantly due to a decline in interest rates since the cap was purchased in April 2001 for $1.5 million. This cap is set at a one-month LIBOR rate of 5.25%. As of September 30, 2002, the one-month London Interbank Offered Rate ("LIBOR") rate was 1.81%. As of September 30, 2002, this interest rate cap was undesignated. As a result, all future changes in the fair value will be recognized through current earnings in the consolidated statements of income. As of September 30, 2002, the fair value of this interest rate cap was $13.

     Investment Banking Fees

     The Company hired FBR in May 2002 to assist the Company with an evaluation of strategic alternatives to maximize shareholder value. The investment banking fees of approximately $439,000 and $683,000 for the three and nine months ended September 30, 2002, respectively, represent the fees attributable to the services performed by FBR through September 30, 2002. Additional compensation to FBR of at least $167,000 is expected to be recognized in the fourth quarter of 2002 in accordance with the terms set forth in the engagement letter.

     Reorganization Items

     During the three and nine months ended September 30, 2001, the Company expensed approximately $464,000 and $1.9 million, respectively, of reorganization items due to the Chapter 11 bankruptcy proceedings. During 2002, there were no expenses related to the Chapter 11 bankruptcy proceedings.

     Emergence Financing Origination Fee

     In connection with the emergence from Chapter 11 bankruptcy reorganization, in April 2001, the Company paid a one-time emergence financing origination fee of approximately $3.9 million related to its Variable-Rate Secured Borrowing. GAAP required such fee to be expensed immediately.

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

     The Company generated a net operating loss for tax purposes of approximately $90.7 million for the year ended December 31, 2001. As such, the Company's taxable income was reduced to zero and, accordingly, the Company's REIT distribution requirement was eliminated for 2001. As of December 31, 2001, the Company's accumulated and unused net operating loss ("NOL") was $140.2 million. Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back because CRIIMI MAE is a REIT. If a Trading Asset is marked down because of an increase in interest rates, rather than from credit losses, such mark-to-market losses may be recovered over time through taxable income. Any recovered mark-to-market losses will generally be recognized as taxable income, although there is expected to be no corresponding increase in cash flow. See also the discussion that follows with respect to the remaining January 2000 Loss.

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

     The Company is not aware of any acquisition of shares of its capital stock that has created an "ownership change" under Section 382 of the Tax Code. Currently, the Company does not know of any potential acquisition of shares of its capital stock that will create an "ownership change" under Section 382 of the Tax Code. The Company adopted a shareholder rights plan in January 2002 and amended its corporate charter in May 2002 to allow it to minimize the chance of an ownership change within the meaning of Section 382 of the Tax Code. There can be no assurance that an ownership change will not occur.

     If an "ownership change" occurs under Section 382 of the Tax Code, the Company's prospective use of its accumulated and unused NOL and the remaining January 2000 Loss, representing a combined total amount of approximately $350.7 million (as of September 30, 2002), will be limited. If the Company had lost its ability to use its accumulated NOL as of January 1, 2001, the Company's taxable income would have been $28.8 million for the year ended December 31, 2001. This increase in taxable income would have created a requirement to distribute 100 percent of this income to the Company's shareholders in order to avoid any REIT-level income taxes. If the Company was unable to distribute the taxable income to its shareholders, it would have been subject to corporate Federal and state income taxes of up to approximately $11.8 million for the year ended December 31, 2001.

     Net Operating Loss for Tax Purposes-Nine months ended September 30, 2002. CRIIMI MAE generated a net operating loss for tax purposes of approximately $61.1 million during the nine months ended September 30, 2002.

     As previously discussed, as a result of its trader election in early 2000, CRIIMI MAE recognized a mark-to-market tax loss of approximately $478 million on certain Trading Assets on January 1, 2000. The January 2000 Loss is expected to be recognized evenly over four years (2000, 2001, 2002, and 2003) for tax purposes (i.e., approximately $120 million per year) beginning with the year 2000.

         A summary of the Company's year-to-date net operating loss as of September 30, 2002 is as follows:

                                                                                                  (in millions)
                                                                                                  -------------
January 2000 Loss                                                                                  $  (478.2)
LESS:   Amounts recognized in 2001 and 2000                                                            239.1
LESS:   Amounts recognized during the nine months ended September 30, 2002                              89.7
                                                                                                   ----------
Balance remaining of January 2000 Loss to be recognized in future periods                          $  (149.4)
                                                                                                   ==========

Taxable income for the nine months ended September 30, 2002 before recognition                     $    28.6
   of January 2000 Loss
LESS:   January 2000 Loss recognized during the nine months ended September 30, 2002                   (89.7)
                                                                                                   ----------
Net Operating Loss for the nine months ended September 30, 2002                                    $   (61.1)
                                                                                                   ==========

Accumulated Net Operating Loss through December 31, 2001                                           $  (140.2) (1)
Net Operating Loss created during the nine months ended September 30, 2002                             (61.1)
Net Operating Loss utilization                                                                             -
                                                                                                   ----------
Net Operating Loss carried forward for use in future periods                                       $  (201.3)
                                                                                                   ==========

     (1) The accumulated NOL as of December 31, 2001 has been reduced by $6.3 million to reflect the actual NOL included on the Company's 2001 income tax return, which was completed during the third quarter of 2002.

Cash Flow

2002 compared to 2001

     Net cash provided by operating activities decreased by approximately $8.3 million to $46.2 million during the nine months ended September 30, 2002 from $54.5 million during the nine months ended September 30, 2001. The decrease was primarily attributable to a smaller decrease in restricted cash and cash equivalents and an increase in receivables and other assets during 2002 compared to a decrease in 2001, partially offset by a smaller decrease in accounts payable and accrued expenses and lower net purchases of Other MBS during 2002. The 2002 results reflect a decrease in restricted cash and accounts payable and accrued expenses following the settlement of the First Union litigation in March 2002. The 2001 decrease in receivables and other assets reflects the January 2001 receipt of funds withheld related to the Company's interest in CMO-IV. The 2001 results also reflect a decrease in restricted cash and accounts payable and accrued expenses caused by cash outflows on the Effective Date, including approximately $44.7 million to pay off accrued interest on debt incurred prior to the Chapter 11 filing, $3.9 million to pay an emergence financing origination fee related to a portion of the New Debt, and $7.4 million to pay accrued payables related to the Chapter 11 filing.

     Net cash provided by investing activities increased by approximately $19.3 million to $57.2 million during the nine months ended September 30, 2002 from $37.9 million during the nine months ended September 30, 2001. The increase was primarily attributable to a $22.3 million increase in proceeds from mortgage security prepayments and $8.2 million of proceeds from the sale by CMSLP of its servicing rights (excludes reimbursement of advances, which are included in operating cash flows) during 2002, partially offset by $9.9 million of cash that CMSLP invested in investment-grade CMBS.

     Net cash used in financing activities decreased by approximately $81.2 million to $98.2 million during the nine months ended September 30, 2002 from $179.5 million during the nine months ended September 30, 2001. The decrease in cash used is primarily attributable to an outflow of cash of approximately $127.2 million on the Effective Date in April 2001, which was used to pay off a portion of the aggregate principal relating to debt incurred prior to the Chapter 11 filing. During 2002 there was $18.7 million paid to redeem the Series E Preferred Stock, a $12.5 million increase in principal payments on the New Debt, and a $19.8 million increase in principal payments on the securitized mortgage debt obligations due primarily to higher mortgage security dispositions in 2002. On March 21, 2002, the Company redeemed all 173,000 outstanding shares of its Series E Preferred Stock at the stated redemption price of $106 per share plus accrued and unpaid dividends through and including the date of redemption. The total redemption price was approximately $18.7 million (approximately $396,000 of which represented accrued and unpaid dividends). The approximate
$1.0 million difference between the aggregate liquidation value and the redemption price is reflected as a dividend on preferred stock in the first quarter of 2002.

     The following table, which is intended to provide a clearer understanding of net cash flows, but which is not presented in accordance with GAAP, provides a summary of CRIIMI MAE's net operating cash flows for the three months ended September 30, 2002 and June 30, 2002 (in millions):

                                                                         Three months         Three months
                                                                        ended 09/30/02       ended 06/30/02
                                                                        --------------       --------------
         Net cash flows (1)(4):
                  CMBS cash inflows (BB+ through unrated) (2)               $  17.5              $18.1
                  Other cash, net                                               1.7                2.5
                  Interest expense paid on Variable-Rate
                     Secured Borrowing                                         (2.9)              (3.1)
                  Interest expense paid on Series A Senior Secured Notes       (2.8)              (2.9)
                  Interest expense accrued for Series B Senior Secured
                      Notes' semi-annual payment                               (2.2)              (2.1)
                  General and administrative expenses                          (2.8)              (3.0)
                                                                            -------              -----
                  Net cash flows during the quarter                         $   8.5              $ 9.5
                                                                            =======              =====
         Principal payments on New Debt:
                  Variable-Rate Secured Borrowing                           $   7.4 (3)          $ 7.2 (3)
                  Series A Senior Secured Notes                                 1.4                2.2
                                                                            -------              -----
                  Total principal payments on New Debt during the
                    quarter                                                 $   8.8              $ 9.4
                                                                            =======              =====


(1) Virtually all cash flows relating to existing assets are, and are currently expected to be (assuming the Company remains obligated under the New Debt), used to satisfy principal, interest and fee obligations under the New Debt, and to pay general and administrative and other operating expenses of the Company. Therefore, although the Company continues to pay down its New Debt obligations, the utilization of cash flows for debt service and operating expenses currently results in virtually no remaining net cash flow available for other activities.

(2) The Company believes total CMBS cash inflows will decline in 2003 as compared to 2002 due primarily to an anticipated increase in losses on Subordinated CMBS.

(3) For the three months ended September 30, 2002, the Company paid $7.4 million in principal payments on the Variable-Rate Secured Borrowing, which is $4.6 million in excess of the minimum principal payment requirement of $2.8 million based upon a 15-year amortization schedule for the same three month period.

(4) The Company expects to pay a total of approximately $1.0 million in 2002 to service the mortgage debt on its REO and to fund capital improvements, because the REO is not projected to generate sufficient operating income in 2002 to service its mortgage debt or fund its capital improvements.

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

     The terms of the New Debt significantly restrict the amount of cash dividends that can be paid to shareholders. One such restriction provides that any cash dividends required to maintain REIT status (assuming the Company has the cash to make such distributions and that it is permitted to make such distributions under the terms of the New Debt) would be paid first to holders of certain of the New Debt who convert their secured notes into one or two new series of preferred stock, which new series of preferred stock would be senior to all other series of preferred stock of the Company, in the form of redemption payments. Another such restriction provides that if total realized losses and appraisal reduction amounts with respect to mortgage loans underlying the Company's Subordinated CMBS (as determined under the New Debt operative documents) exceed certain loss threshold amounts, then the Company is prohibited from paying cash dividends or making other cash distributions or payments to its shareholders, except as required to maintain REIT status, with any such cash distributions to be paid in accordance with the terms set forth in the preceding sentence. As of September 30, 2002, the Company had exceeded the loss threshold amounts under the applicable operative documents evidencing the New Debt. Exceeding such loss threshold amounts has also resulted in restrictions on the acquisition of CMBS rated "B" or lower or unrated. Additional restrictions include restrictions on the use of proceeds from equity investments in the Company and specified cash flows from certain assets acquired after the Effective Date. The restrictions implemented as a result of exceeding the loss threshold amounts cease to apply after total realized losses and appraisal reduction amounts no longer exceed the loss threshold amounts under the applicable operative documents evidencing the New Debt.

     Although there can be no assurance, the Company believes that it will have sufficient cash resources to pay interest, scheduled principal and any other required payments on the New Debt through 2003. The Company's ability to meet its debt service obligations under the New Debt through 2003 will depend on a number of factors, including management's ability to maintain cash flow (which is impacted by, among other things, the credit performance of the underlying mortgage loans) and to generate capital internally from operating and investing activities and expected reductions in REIT distribution requirements to shareholders due to expected net operating losses for tax purposes, in each case consistent with the terms of the operative documents governing the New Debt. There can be no assurance that targeted levels of cash flow will actually be achieved, that reductions in REIT distribution requirements will be realized, or that, if required, new capital will be available to the Company. The Company's ability to maintain or increase cash flow and access new capital will depend upon, among other things, interest rates, prevailing economic conditions, covenants and restrictions under the operative documents evidencing the New Debt, and other factors, many of which are beyond the control of the Company. The Company's cash flow will also be negatively affected by appraisal reductions on properties underlying the Subordinated CMBS and realized losses on Subordinated CMBS. The Company expects losses on CMBS to increase in 2003; accordingly CMBS cash flows are expected to decrease in 2003 as compared to 2002. In addition, the Company's cash flows will be affected by prepayments of mortgages underlying the Company's insured mortgage securities and prepayments of mortgages held by the AIM Funds. Prepayments of mortgages underlying the insured mortgage securities and the AIM Funds will result in reductions in the respective mortgage bases. Accordingly, the net cash flows to CRIIMI MAE, after any required debt paydown, are likely to decrease over time. See also the effect on interest expense paid on the Variable-Rate Secured Borrowing attributable to changes in one-month LIBOR discussed in "Quantitative and Qualitative Disclosures About Market Risk". The Company's high level of debt limits its ability to obtain additional capital, significantly reduces income available for other activities, restricts the Company's ability to react quickly to changes in its business, limits its ability to hedge its assets and liabilities, and makes the Company more vulnerable to economic downturns. Additionally, there can be no assurance that the Company will be able to refinance all or any portion of the New Debt at or prior to maturity on terms favorable to it, or on any terms at all. As discussed below under "Recent Developments," the Company is proceeding with a proposed transaction which contemplates, among other matters, the refinancing of the New Debt. There can be no assurance that this transaction will be completed.

     The Company's ability to resume the acquisition of Subordinated CMBS, as well as its securitization programs (if it determines to do so) depends, among other things, on its ability to engage in such activities under the terms and conditions of the operative documents evidencing the New Debt (and/or any debt incurred to refinance all or any portion of the New Debt) and its ability to access additional capital (including for the purpose of refinancing all or any portion of the New Debt). Factors which could affect the Company's ability to access additional capital include, among other things, the cost and availability of such capital, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, the effects of terrorism, general economic conditions, perceptions in the capital markets of the Company's business, covenants and restrictions under the operative documents evidencing the New Debt (or any debt incurred to refinance all or any portion of such New Debt), results of the Company's operations, and the Company's financial leverage, financial condition, and business prospects. The Company can give no assurance as to whether it will be able to resume its prior activities or obtain additional capital or the terms of any such capital. As discussed above, CRIIMI MAE is currently prohibited from acquiring CMBS rated "B" or lower or unrated under certain documents evidencing the New Debt.

     Summary of Cash Position and Shareholders' Equity

     As of September 30, 2002, CRIIMI MAE's restricted and unrestricted cash and cash equivalents aggregated approximately $23.6 million, which includes $3.6 million of accrued interest on the Series B Senior Secured Notes held in reserve and payable on October 15, 2002. Additionally, CMSLP had cash and cash equivalents of approximately $6.7 million and liquid, investment-grade CMBS of approximately $9.7 million, at fair value ($9.3 million at amortized cost), as of September 30, 2002.

     As of September 30, 2002 and December 31, 2001, shareholders' equity was approximately $306.3 million or $17.47 per diluted share and approximately $261.0 million or $11.54 per diluted share, respectively. After giving effect to the redemption of the Series E Preferred Stock and the First Union settlement which occurred in March 2002, the Company's pro forma book value per diluted share would have been $14.18 as of December 31, 2001. These diluted book value per share amounts, which are based on shareholders' equity presented in accordance with GAAP, include, among other things, the net assets related to the Company's Subordinated CMBS rated A+ through BBB which, although not actually owned by the Company, are required by GAAP to be included on the Company's balance sheet (see "Summary of Subordinated CMBS" below for a further discussion). These assets are reflected at fair values and the related match-funded debt at amortized cost in accordance with GAAP. The increase in the diluted book value per share is primarily attributable to an overall increase in fair value of the Company's Subordinated CMBS and insured mortgage securities primarily due to a decrease in long-term interest rates as of September 30, 2002 compared to December 31, 2001, partially offset by the net loss to common shareholders of approximately $29.6 million for the nine months ended September 30, 2002.

     Summary of Subordinated CMBS

     As of September 30, 2002, the Company owned CMBS rated from A+ to CCC and unrated with an aggregate fair value amount for purposes of GAAP of approximately $874 million (representing approximately 68% of the Company's total consolidated assets), an aggregate amortized cost of approximately $794 million, and an aggregate face amount of approximately $1.5 billion. Such CMBS represent investments in securities issued in connection with CRIIMI MAE Trust I Series 1996-C1 ("CBO-1"), CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 ("CBO-2") and Nomura Asset Securities Corporation Series 1998-D6 ("Nomura"). The September 30, 2002 aggregate fair value includes approximately 37% (with a fair value of approximately $321.2 million) of the Company's CMBS which are rated BB+, BB, or BB-, 22% (with a fair value of approximately $191.8 million) which are rated B+, B, B- or CCC and 4% (with a fair value of approximately $31.6 million) which are unrated (collectively referred to as the "Retained Portfolio"). The remaining CMBS totaling approximately 37% (with a fair value of approximately $329.5 million) represent investment grade securities that the Company reflects on its balance sheet as a result of CBO-2 (referred to as the "Investment Grade Portfolio").

     As indicated in footnote 4 to the table below, GAAP requires the Investment Grade Portfolio to be included as assets on the Company's balance sheet (reflected as "Subordinated CMBS pledged to Secure Securitized Mortgage Obligation-CMBS") and the related liability to be included on the balance sheet (reflected as "collateralized bond obligations - CMBS"). All cash flows related to the Investment Grade Portfolio are used to service the corresponding debt. As a result, the Company currently receives no economic benefit from the Investment Grade Portfolio. As of September 30, 2002, the weighted average interest rate and the weighted average lives of the securities in the Investment Grade Portfolio and the Retained Portfolio were 7.0% and 5.5%, respectively, and 8.2 years and 13.6 years, respectively.

         The aggregate investment by the rating of the Subordinated CMBS is as follows:

                                                                   Discount Rate
                                                                    or Range of
                               Weighted                            Discount Rates
                  Face Amount   Average               Fair Value      Used to     Amortized Cost   Amortized Cost
                     as of   Pass-Through  Weighted      as of       Calculate     as of 9/30/02   as of 12/31/01
Security Rating   9/30/02 (in    Rate       Average   9/30/02 (in    Fair Value    (in millions)   (in millions)
                   millions)    9/30/02     Life (1)   millions)    as of 9/30/02       (5)             (6)
--------------------------------------------------------------------------------------------------------------------
Investment Grade Portfolio
--------------------------

A+ (4)            $  62.6         7.0%     4 years     $ 66.2             5.2%     $ 59.2          $   58.7

BBB+ (4)            150.6         7.0%     9 years      152.2             6.9%      132.0             131.1

BBB (4)             115.2         7.0%    10 years      111.1             7.5%       95.0              94.2

Retained Portfolio
------------------

BB+                 319.0         7.0%    11 years      246.0      10.6%-10.9%      222.0             219.0

BB                   70.9         7.0%    11 years       51.7            11.4%       46.6              46.0

BB-                  35.5         7.0%    12 years       23.5            12.7%       20.7              20.5

B+                   88.6         7.0%    12 years       48.5            15.5%       45.9              45.2

B                   177.2         7.0%    13 years       87.3      16.5%-17.0%       84.8              83.7

B- (2)              118.3         7.1%    14 years       47.7      19.8%-20.1%       47.6              48.1

CCC (3)              70.9         7.0%    15 years        8.3            63.9%        8.3              13.1

Unrated/Issuer's
Equity (1)(3)       340.8         1.7%    18 years       31.6     50.2%-217.2%       31.6              62.8
                 --------                             -------                     -------           -------

Total (8)        $1,549.6         5.9%    13 years     $874.1 (8)                  $793.7 (7)       $ 822.4
                 ========                             =======                     =======           =======


(1) Weighted average life represents the weighted average expected life of the Subordinated CMBS prior to the consideration of losses, extensions, or prepayments. The weighted average life of the Subordinated CMBS may be significantly shorter, particularly with respect to the unrated/issuer's equity in Nomura (face amount of $45.7 million), CBO-1 (face amount of $85.2 million) and CBO-2 (face amount of $209.9 million), based on the Company's current loss expectations which are greater than the outstanding face amount of such securities. As of September 30, 2002, the fair value of the unrated/issuer's equity in Nomura, CBO-1, and CBO-2 were derived solely from interest cash flow anticipated to be received since the Company's current loss expectation assumes that the full principal amount of these securities will not be recovered. See also "Advance Limitations, Appraisal Reductions and Losses on CMBS" below.

(2) As of September 30, 2002, the Company's Subordinated CMBS from CBO-1 and CBO-2 currently rated B- have stated coupon rates of 8.0% and 7.0%, respectively, while the weighted average net coupon rates of the CMBS underlying CBO-1 and CBO-2 are approximately 9.05% and 8.37%, respectively (prior to the consideration of losses, prepayments and extensions on the underlying mortage loans). The Company's Subordinated CMBS may experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on the Company's Subordinated CMBS. Such interest shortfalls will continue to accumulate until they (i) are paid through excess interest and/or recoveries on the underlying CMBS or (ii) are realized as a loss of principal on the Subordinated CMBS. Based on the Company's overall expected loss estimate as of September 30, 2002, the CBO-2 Subordinated CMBS currently rated B- are expected to incur approximately $18 million of principal losses directly attributable to accumulated and unpaid interest shortfalls over their expected lives. Such anticipated losses and shortfalls have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of September 30, 2002.

(3) The Subordinated CMBS from CBO-1 and CBO-2 currently rated CCC and unrated do not have stated coupon rates since the securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority. As a result, effective coupon rates on these securities are highly sensitive to the effective coupon rates and monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-1 and CBO-2. Also, based on the Company's overall expected loss estimate and related principal write-downs on the Subordinated CMBS as of September 30, 2002, the weighted average lives of the CBO-2 unrated/issuer's equity and Subordinated CMBS currently rated CCC are substantially less than the Subordinated CMBS currently rated B-. The shorter average lives have been taken into consideration in determining the fair market values and yields to maturity used to recognize interest income related to these Subordinated CMBS.

(4) In connection with CBO-2, $62.6 million (originally A rated, currently A+ rated) and $60.0 million (originally BBB rated, currently BBB+ rated) face amount of investment grade securities were sold with call options and $345 million (originally A rated, currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, the Company initially retained $90.6 million (originally BBB rated, currently BBB+ rated) and $115.2 million (originally BBB- rated, currently BBB rated) face amount of securities, both with call options, with the intention to sell the securities at a later date. Such sale occurred March 5, 1999. Since the Company retained call options on certain sold bonds (the A+, BBB+ and BBB bonds), the Company did not surrender control of these securities pursuant to the requirements of SFAS No. 125 and thus these securities are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, CRIIMI MAE has retained the securities with call options in its Subordinated CMBS portfolio reflected on its balance sheet (previously referred to as the Investment Grade Portfolio).

(5) Amortized cost reflects impairment charges of approximately $35.0 million related to the unrated/issuer's equity bonds, the CCC bond and the B- bond in CBO-2, which were recognized during the nine months ended September 30, 2002. These impairment charges are in addition to the cumulative impairment charges of approximately $178.1 million that were recognized through December 31, 2001. The impairment charges are discussed in "Results of Operations."

(6) Amortized cost reflects approximately $178.1 million of cumulative impairment charges related to certain CMBS (all bonds except those rated A+ and BBB+), which were recognized through December 31, 2001.

(7) See "REIT Status and Other Tax Matters" for information regarding the Subordinated CMBS for tax purposes.

(8) As of September 30, 2002, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $25.0 million, $843.1 million and $6.0 million, respectively.

     Determination of Fair Market Value of Subordinated CMBS

     The Company's determination of fair market value for its Subordinated CMBS portfolio is a subjective process. The process begins with the compilation and evaluation of pricing information (such as nominal spreads to U.S. Treasury securities or nominal yields) that, in the Company's view, is commensurate with the market's perception of value and risk of comparable assets. The Company uses a variety of sources to compile such pricing information including: (i) recent offerings and/or secondary trades of comparable CMBS securities (i.e., securities comparable to the CMBS held in the Company's portfolio or that represent collateral underlying the Company's CBO-1 and CBO-2 securities), (ii) communications with dealers and active Subordinated CMBS investors regarding the pricing and valuation of comparable securities, (iii) institutionally available research reports, (iv) analyses prepared by the nationally recognized statistical rating organizations responsible for the initial rating assessment and on-going surveillance of such securities, and (v) other qualitative and quantitative factors that may impact the value of the securities such as the market's perception of the issuers of the Subordinated CMBS and the credit fundamentals of the commercial real estate underlying each pool of commercial loans. The Company makes further fair market value adjustments to such pricing information, which is then used to determine the fair market value of the Company's Subordinated CMBS using a discounted cash flow approach. Furthermore, the fair market value for those Subordinated CMBS incurring principal losses and interest shortfalls (i.e., CBO-2 B-, CCC, and unrated/issuer's equity bonds) based on the Company's overall expected loss estimate on the underlying mortgage loans and corresponding interest shortfall from the Subordinated CMBS are valued at a loss-adjusted yield to maturity that, in the Company's view, is commensurate with the market's perception of value and risk of comparable assets, using the same discounted cash flow approach. Such anticipated principal losses and interest shortfalls have been taken into consideration in the calculation of fair market values and yields to maturity used to recognize interest income as of September 30, 2002. Since the Company calculated the estimated fair market value of its Subordinated CMBS portfolio as of September 30, 2002 and December 31, 2001, it has disclosed the range of discount rates by rating category used in determining the fair market values as of September 30, 2002 in the table above.

     The liquidity of the Subordinated CMBS market has historically been limited. Additionally, during adverse market conditions, the liquidity of such market has been severely limited. For this reason, among others, management's estimate of the value of the Company's Subordinated CMBS could vary significantly from the value that could be realized in a current transaction between a willing buyer and a willing seller in other than a forced sale or liquidation.

     Mortgage Loan Pool

     CRIIMI MAE, through CMSLP, performs servicing functions on commercial mortgage loans totaling $17.9 billion and $19.3 billion as of September 30, 2002 and December 31, 2001, respectively. The mortgage loans underlying CRIIMI MAE's Subordinated CMBS portfolio are secured by properties of the types and in the geographic locations identified below:

                      9/30/02           12/31/01                                       9/30/02           12/31/01
Property Type      Percentage(i)      Percentage(i)         Geographic Location(ii)  Percentage(i)      Percentage(i)
-------------      -------------      -------------         -------------------      -----------      -------------
Retail............       31%                30%             California..............        17%                16%
Multifamily.......       28%                29%             Texas...................        12%                13%
Hotel.............       15%                14%             Florida.................         8%                 8%
Office............       13%                13%             Pennsylvania............         5%                 5%
Other (iv)........       13%                14%             Georgia.................         4%                 5%
                         ---          ---------             Other(iii)..............        54%                53%
    Total.........      100%               100%                                            ----        -----------
                        ====          =========                 Total...............       100%               100%
                                                                                           ====        ===========

(i) Based on a percentage of the total unpaid principal balance of the underlying loans.
(ii)    No significant concentration by region.
(iii)   No other individual state makes up more than 5% of the total.
(iv) The Company's ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes subordinated CMBS in which the Company's exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the "Subordinated Healthcare/Senior-Housing CMBS"). The Subordinated Healthcare/Senior-Housing CMBS are not owned by and are subordinate to the CMBS owned by CRIIMI MAE in this transaction. As a result, CRIIMI MAE's investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the Subordinated Healthcare/Senior-Housing CMBS. As of September 30, 2002, the Company reviewed the loans currently under surveillance by the healthcare and senior housing mortgage loans servicer. Based on its review as of September 30, 2002, the Company does not believe that the aggregate remaining shortfalls and/or realized losses on such healthcare and senior housing mortgage loans currently in monetary default is greater than the current outstanding Subordinated Healthcare/Senior-Housing CMBS. As a result, the Company's current estimate of future credit losses as of September 30, 2002 does not include any specific provision for shortfalls and/or realized losses arising from the healthcare and senior housing mortgage loans currently in monetary default in this CMBS transaction. It should be noted that changes in the future performance of the healthcare and senior housing mortgage loans that result in greater shortfalls and/or losses may result in future specific losses and/or possible impairment to certain of CRIIMI MAE's Subordinated CMBS.


     Specially Serviced Mortgage Loans

     CMSLP performs special servicing on the loans underlying CRIIMI MAE's Subordinated CMBS portfolio. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. CRIIMI MAE believes that because it owns the first loss unrated or lowest rated bond of all but one of the CMBS transactions related to its Subordinated CMBS, CMSLP has an incentive to efficiently and effectively resolve any loan workouts. As of September 30, 2002 and December 31, 2001, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

                                                               9/30/02                12/31/01
                                                               -------                --------
Specially serviced loans due to monetary default (a)      $728.2 million          $701.7 million
Specially serviced loans due to covenant default/other      85.4 million            90.0 million
                                                          --------------        ----------------
Total specially serviced loans (b)                        $813.6 million          $791.7 million
                                                          ==============        ================
Percentage of total mortgage loans (b)                          4.6%                    4.1%
                                                          ==============        ================


(a) Includes $121.5 million and $94.5 million, respectively, of real estate owned by underlying trusts. See also the table below regarding property type concentrations for further information on real estate owned by underlying trusts.
(b) As of October 31, 2002, total specially serviced loans were approximately $806 million, or 4.6% of the total mortgage loans. See discussion below for additional information regarding specially serviced loans.

     The specially serviced mortgage loans as of September 30, 2002 were secured by properties of the types and located in the states identified below:

Property Type      $ (in millions)    Percentage            Geographic Location     $ (in millions)      Percentage
-------------      ---------------    ----------            -------------------     ---------------      ----------
Hotel...........   $  464.3  (1)          57%               Florida...............     $ 140.4               17%
Retail..........      226.7  (2)          28%               Oregon................        92.6               11%
Multifamily.....       47.6                6%               Texas.................        67.4                8%
Healthcare......       25.1                3%               New York..............        43.2                5%
Office..........       22.8                3%               California............        37.0                5%
Industrial......       17.4                2%               Georgia...............        32.7                4%
Other...........        9.7                1%               Other.................       400.3               50%
                  ---------          ----------                                       --------           --------
  Total.........   $  813.6               100%                Total...............     $ 813.6              100%
                  =========          ==========                                       ========           ========


(1) Approximately $70.9 million of these loans in special servicing are real estate owned by underlying trusts.
(2) Approximately $29.4 million of these loans in special servicing are real estate owned by underlying trusts.

     As reflected above, as of September 30, 2002, approximately $464.3 million, or 57%, of the specially serviced mortgage loans are secured by mortgages on hotel properties. The hotel properties that secure the mortgage loans underlying the Company's Subordinated CMBS portfolio are geographically diverse, with a mix of hotel property types and franchise affiliations. Of the mortgage loans underlying the Company's Subordinated CMBS, loans representing a total outstanding principal amount of $1.2 billion, or 46% of the hotel loans, are secured by limited service hotels, of which $280.2 million are in special servicing as of September 30, 2002. Limited service hotels are generally hotels with room-only operations or hotels that offer a bedroom and bathroom, but limited other amenities, and are often in the budget or economy group. Of the mortgage loans underlying the Company's Subordinated CMBS, loans representing a total outstanding principal amount of $1.5 billion, or 54% of the hotel loans, are secured by full service hotels, of which $184.1 million are in special servicing as of September 30, 2002. Full service hotels are generally mid-price, upscale or luxury hotels with restaurant and lounge facilities and other amenities. Of the $464.3 million of hotel loans in special servicing as of September 30, 2002, approximately $302.4 million, or 65%, relate to four borrowing relationships more fully described as follows:

o 25 loans totaling $97.8 million spread across four CMBS transactions secured by hotel properties throughout the U.S. In one of these CMBS transactions, which contains 10 loans totaling $39.0 million, the Company holds only a 25% ownership interest in the non-rated class. In the other three CMBS transactions, the Company holds a 100% ownership interest in the non-rated class. The 25 loans were transferred into special servicing in December 2001 due to the bankruptcy filing of each special purpose borrowing entity and their parent company. The parent company was able to obtain debtor-in-possession financing. The borrowers are currently paying post-petition interest on $71 million of these loans. The properties relating to the remaining $27 million of loans were deemed by the borrowers to be highly leveraged, and therefore, not able to support additional debt.
         Interest is not being paid current on these loans, and consensual resolution and emergence strategies are being negotiated. Based on current negotiations and estimates of property values and potential recoveries related to these loans at the completion of the expected workout period, the Company's revised estimate of future credit losses includes $9.9 million arising from these mortgage loans currently in special servicing. This loss estimate represents an increase of $6.8 million over the previous loss estimate of $3.1 million primarily due to a change in the borrowers' bankruptcy plan providing for the transfer by the borrowers to the lender of title to the properties underlying the highly leveraged loans. The increased estimated loss is intended to allow for a longer period of holding the properties and the related costs of operating the properties and maintaining appropriate franchise affiliations during a marketing and sale period. Under the initial proposed plan, a portion of these costs were to be borne by the borrowers.
o 27 loans totaling $139.3 million spread across three CMBS transactions secured by hotel properties in the west and Pacific northwest states. The borrower has filed for bankruptcy protection. The borrower has indicated that the properties have experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks. Based upon the current estimate of potential recoveries on these loans, which in turn is based on the Company's estimates of property values and pending additional developments in the bankruptcy proceedings, the Company's current estimate of future credit losses includes approximately $5.5 million arising from these mortgage loans currently in special servicing. This loss estimate is unchanged from the previous loss estimate. In calculating estimated recoveries, management considered potential additional recoveries available because of the cross collateralization of certain of these loans as well as other factors specific to the bankruptcy filing. The Company expects to reevaluate recoveries on these loans within approximately 60 days, after the acceptance of final appraisals, which have been delayed since their initial projected date of receipt.
o Five loans totaling $45.9 million secured by hotel properties in Florida and Texas. The loans are past due for the February 2002 and all subsequent payments. Currently, there is approximately $3.5 million of insurance proceeds in escrow that can be used to pay amounts outstanding, including, but not limited to, expenses and principal and interest payments. Based upon current negotiations and appraised values of these properties, the Company's current estimate of future credit losses includes $7.3 million arising from these mortgage loans currently in special servicing. This loss estimate is unchanged from the previous loss estimate.
o Nine loans totaling $19.4 million secured by limited service hotels in midwestern states. The loans are past due for the April 2002 and all subsequent payments. The borrower cites reduced occupancy related to the recent downturn in travel as the cause for a drop in operating performance at the properties. CMSLP is attempting to negotiate a workout with the borrower. Based on current negotiations and appraised values of these properties, the Company's current estimate of future credit losses does not include any provision for losses arising from these mortgage loans currently in special servicing.

     There can be no assurance that the Company's estimate of future credit losses related to any one or more of the foregoing mortgage loans or other mortgage loans underlying the Company's Subordinated CMBS will not be exceeded as a result of additional or existing adverse events or circumstances. Such events or circumstances include, but are not limited to, the receipt of new or updated appraisals at lower than anticipated amounts, legal proceedings (including bankruptcy filings) involving borrowers, a continued weakening of the economy, an economic downturn or recession, a delay in disposition of specially serviced mortgage loans, additional defaults, or an unforeseen reduction in expected recoveries, any of which could result in additional future credit losses and/or possible impairment to CRIIMI MAE's Subordinated CMBS, the effect of which could be potentially adverse to CRIIMI MAE.

     The following table provides a summary of the change in the balance of specially serviced loans from June 30, 2002 to September 30, 2002 and from March 31, 2002 to June 30, 2002:

                                                                6/30/02          3/31/02
                                                                   to              to
                                                                9/30/02          6/30/02
                                                                ---------      ------------
     (in millions)
     Specially Serviced Loans, beginning of period              $ 892.7           $ 898.9
          Transfers in due to monetary default                     53.7              48.4
          Transfers in due to covenant default and other            0.8               4.2
          Transfers out of special servicing                     (129.4)  (2)       (54.2)
          Loan amortization  (1)                                   (4.2)             (4.6)
                                                                ---------      ------------
     Specially Serviced Loans, end of period                    $ 813.6           $ 892.7
                                                                =========      ============

(1) Represents the reduction of the scheduled principal balances due to advances made by the master servicers.
(2) During the three months ended September 30, 2002, loans totaling approximately $52 million of the $129.4 million related to a portfolio of retail property loans transferred out of special servicing.

     For all loans in special servicing, CMSLP is pursuing remedies available to it in order to maximize the recovery of the outstanding debt. See Exhibit 99.1 to this Quarterly Report on Form 10-Q for a detailed listing of all specially serviced loans underlying the Company's Subordinated CMBS.

Advance Limitations, Appraisal Reductions and Losses on CMBS

     The Company experiences shortfalls in expected cash flow on its securities prior to the recognition of a realized loss primarily due to: (i) servicing advance limitations to the most subordinate securities (only in certain underlying CMBS transactions), or (ii) appraisal reductions. The servicing advance limitations permit the master servicer (in those certain underlying CMBS transactions) to make only one principal and interest advance with regard to a delinquent mortgage loan. All future advances are reduced up to the aggregate amount of the most subordinate securities' current coupon payment. This restriction is enforced until an appraisal reduction has been determined or the loan payments are brought current. The appraisal reduction generally requires the master servicer to stop advancing interest payments on the amount by which the aggregate of debt, advances and other expenses exceeds 90% (in most cases) of the appraisal amount, thus reducing the cash flows to CRIIMI MAE as the holder of the first loss unrated or lowest rated bonds, as if such appraisal reduction was a realized loss. For example, assuming a weighted average coupon of 6%, a $1 million appraisal reduction would reduce net cash flows to the Company by $60,000 on an annual basis. An appraisal reduction may result in a higher or lower realized loss based on the ultimate disposition or work-out of the mortgage loan. Appraisal reductions for the CMBS transactions in which the Company retains an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

(in thousands)                                                CBO-1          CBO-2       Nomura           Total
--------------                                                -----          -----       ------           -----
Year 2000                                                    $ 1,872       $18,871       $   --          $ 20,743
Year 2001                                                     15,599        31,962          874            48,435
January 1, 2002 through September 30, 2002                     6,363        42,969        9,222            58,554
                                                            --------      --------      -------         ---------
Cumulative Appraisal Reductions through September 30, 2002   $23,834       $93,802      $10,096         $ 127,732
                                                            ========      ========      =======         =========


     * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, when CMSLP obtains a third-party appraisal, it calculates one.

     As previously discussed, the Company's unrated bonds/issuer's equity from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives. The following tables summarize the actual realized losses on CMBS through September 30, 2002 (including realized mortgage loan losses expected to pass through to the CMBS during the next two months) and the expected future losses through the life of the CMBS:


(in thousands)                                                     CBO 1         CBO 2        Nomura        Total
--------------                                                     -----         -----        ------        -----
Year 1999 actual realized losses                                   $  738      $    --       $    --       $   738
Year 2000 actual realized losses                                    3,201        1,087            --         4,288
Year 2001 actual realized losses                                      545        8,397           238         9,180
                                                                 --------      -------       -------     ---------
Cumulative actual realized losses through the year 2001             4,484        9,484           238        14,206

Actual realized losses, January 1 through September 30, 2002       10,386       17,117           563        28,066
                                                                 --------     --------       --------    ---------
Cumulative actual realized losses through September 30, 2002     $ 14,870     $ 26,601       $   801       $42,272
                                                                 ========     ========       =======     =========

Cumulative expected loss estimates (including cumulative
 actual realized losses) through the year 2002                   $ 17,541      $41,014       $ 2,812       $61,367
Expected loss estimates for the year 2003                          42,488      110,820         6,063       159,371
Expected loss estimates for the years 2004-2006                    38,254      109,771        26,183       174,208
Expected loss estimates for the years 2007-2009                     4,306       16,437         7,725        28,468
Expected loss estimates for the remaining life of CMBS
   (for the years 2010-2027)                                        4,783       16,008         3,749        24,540
                                                                 --------     ---------      --------    ---------
Cumulative expected loss estimates (including cumulative
  actual realized losses) through life of CMBS                   $107,372     $294,050       $46,532     $ 447,954
                                                                 ========     =========      ========    =========

     As previously noted, as of September 30, 2002, the Company further revised its overall expected loss estimate related to its Subordinated CMBS portfolio from $351 million to $448 million, with such total losses occurring or expected to occur through the life of its Subordinated CMBS portfolio. This revision to the overall expected loss estimate is primarily the result of increased projected loan losses, and the related timing of losses, due to lower than anticipated appraisals and lower internal estimates of values on real estate owned by underlying trusts and properties underlying certain defaulted mortgage loans, which, when combined with the updated loss severity experience, has resulted in higher projected loss severities on loans and real estate owned by underlying trusts currently or anticipated to be in special servicing. Primary reasons for lower appraisals and lower estimates of value resulting in higher projected loss severities on loans include the poor performance of certain properties and related markets, failed workout negotiations, and extended time needed to liquidate assets due, in large part, to the continued softness in the economy, the continued downturn in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets, including the closing of stores by certain national and regional retailers. The Company's overall expected loss estimate of $448 million through the life of its Subordinated CMBS portfolio includes the Company's estimate of total principal write-downs to its Subordinated CMBS due to realized losses related to underlying mortgage loans, and is included in the calculation of the current weighted average anticipated yield to maturity, as discussed below. There can be no assurance that this revised overall expected loss estimate will not be exceeded as a result of additional or existing adverse events or circumstances.

     The Company had previously revised its overall expected loss estimate related to its Subordinated CMBS portfolio from $335 million to $351 million as of June 30, 2002, with such total losses occurring or expected to occur through the life of its Subordinated CMBS portfolio. This revision to the overall expected loss estimate was primarily the result of increased projected loan losses due to lower than anticipated appraisals and revised internal estimates on properties underlying certain defaulted mortgage loans.

     See "Impairment on CMBS" for a discussion of the impairment charges recognized during 2002.

Yield to Maturity

     The following table summarizes yield-to-maturity information relating to the Company's Subordinated CMBS on an aggregate pool basis:

                                                                                                 Current
                                       Anticipated       Anticipated        Anticipated        Anticipated
                                        Yield-to-         Yield-to-          Yield-to-          Yield-to-
                                         Maturity          Maturity          Maturity            Maturity
         Pool                        as of 1/1/01 (1)  as of 1/1/02 (1)  as of 7/1/02 (1)    as of 10/1/02 (1)
         ----                        ----------------  ----------------  ----------------    -----------------
      Retained securities from CBO-2    11.8% (2)         12.1% (2)          12.1% (2)         11.8% (2)

      Retained securities from CBO-1    21.0% (2)         14.3% (2)          18.8% (2)         16.5% (2)

      Retained securities from Nomura   25.3% (2)         28.7% (2)          19.7% (2)         16.0% (2)
                                        ---------         ---------          ---------         ---------

      Weighted Average (3)              12.4% (2)         12.4% (2)          12.5% (2)         12.0% (2)


(1) Represents the anticipated weighted average yield over the expected average life of the Company's Subordinated CMBS portfolio as of January 1, 2001, January 1, 2002, July 1, 2002 and October 1, 2002 based on management's estimate of the timing and amount of future credit losses.

(2) As previously discussed, as of December 31, 2000, December 31, 2001, June 30, 2002 and September 30, 2002, the Company revised its overall expected loss estimate related to its Subordinated CMBS portfolio to $298 million, $335 million, $351 million and $448 million, respectively, which resulted in non-cash impairment recognition to certain Subordinated CMBS. As a result of recognizing impairment, the Company revised its anticipated yields as of January 1, 2001, January 1, 2002, July 1, 2002 and October 1, 2002, which were or is, in the case of revised anticipated yields as of October 1, 2002, used to recognize interest income beginning on each of those dates. These anticipated revised yields took into account the lower cost basis on the impaired Subordinated CMBS as of dates the losses were revised, and contemplated larger than previously anticipated losses that were generally expected to occur sooner than previously anticipated.

(3) The accounting treatment under GAAP requires that the income on Subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in GAAP income recognition which is greater than or less than cash received. For the nine months ended September 30, 2002 and 2001, the amount of income recognized in excess of cash received on all of the Subordinated CMBS owned by the Company due to the effective interest rate method was approximately $8.8 million and $7.7 million, respectively.


     Sensitivity of Fair Value to Changes in the Discount Rate

     The required rate of return used to determine the fair value of the Company's Subordinated CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium. These variables are combined to determine a total rate that, when used to discount the Subordinated CMBS's assumed stream of future cash flows, results in a net present value of such cash flows. The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market's perception of the issuers of the Subordinated CMBS and the credit fundamentals of the commercial real estate underlying each pool of commercial mortgage loans. If the Company assumed that the discount rate used to determine the fair value of its Subordinated CMBS (A+ through unrated bonds) increased by 100 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the value of the Company's Subordinated CMBS (A+ through unrated bonds) by approximately $50.4 million (or 5.8 percent) as of September 30, 2002. The 100 basis point increase in the discount rate would have resulted in a corresponding decrease in the value of the Company's Retained Portfolio by approximately $31.7 million (or 5.8 percent) as of September 30, 2002.

     This sensitivity is hypothetical and should be used with caution. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

     Summary of Other Assets

     CRIIMI MAE's Other Assets

     As of September 30, 2002 and December 31, 2001, the CRIIMI MAE's other assets consisted primarily of insured mortgage securities, equity investments, other mortgage-backed securities, cash and cash equivalents (as previously discussed), principal and interest receivables on its various assets, and REO.

     The Company had $299.0 million and $343.1 million (at fair value) invested in insured mortgage securities as of September 30, 2002 and December 31, 2001, respectively. The change in fair value is primarily attributable to the prepayment of insured mortgages which had fair values of $50.6 million at December 31, 2001, partially offset by the effect of lower interest rates on the market value of the insured mortgage securities. As of September 30, 2002, 89% were GNMA Mortgage-Backed Securities and approximately 11% of CRIIMI MAE's investment in insured mortgage securities were FHA-Insured Certificates. The total mortgage securities of $299.0 million include an unencumbered insured mortgage security with a fair value of $5.4 million. The remaining $293.6 million of mortgage securities are pledged to secure certain collateralized mortgage obligations or securities issued in connection with three securitization transactions aggregating $276.2 million as of September 30, 2002. CRIIMI MAE receives the net cash flows after debt service, generally excess interest and prepayment penalties, from the three wholly owned subsidiaries that pledged these insured mortgage securities to secure the related obligations, along with the cash flow from the one unencumbered mortgage security, which represent the total cash flows that the Company receives from these mortgage securities. The net cash flows after debt service are applied as principal amortization payments (in connection with cash flow from other miscellaneous assets) on Series A Senior Secured Notes.

     As  of  September  30,  2002  and  December  31,  2001,   the  Company  had
approximately $7.5 million and $9.3 million, respectively, in investments accounted for under the equity method of accounting. Included in equity investments are (a) the general partnership interests (2.9% to 4.9% ownership interests) in the AIM Funds, and (b) a 20% limited partnership interest in the adviser to the AIM Funds. The decrease in these investments is primarily the result of partner distributions declared by the AIM Funds during the first three quarters of 2002 due to loan pay-offs and normal cash flow distributions. The carrying values of these equity investments are expected to continue to decline over time as the AIM Funds decrease their asset bases and distribute proceeds to their partners.

     The Company's Other Mortgage-Backed Securities includes primarily investment grade CMBS and investment grade residential mortgage-backed securities. As of September 30, 2002 and December 31, 2001, the fair values of the Company's Other Mortgage-Backed Securities were approximately $9.0 million and $8.5 million, respectively.

     In October 2001, a wholly owned subsidiary of CRIIMI MAE acquired certain partnership interests in a partnership that was the obligor on a mezzanine loan payable to CRIIMI MAE in exchange for curing a default on the first mortgage loan through a cash payment of approximately $276,000. This partnership and another wholly-owned subsidiary of CRIIMI MAE own 100% of the partnership interests in the partnership which is the obligor on the first mortgage loan. The first mortgage loan is secured by a shopping center in Orlando, Florida. As a result of this acquisition, the Company, through certain of its wholly owned subsidiaries, owns 100% of the partnership interests and is consolidating its financial results as of October 1, 2001. The Company accounts for these assets as REO, and the REO is being held for investment. The mezzanine loan payable is eliminated in consolidation. As of September 30, 2002 and December 31, 2001, the Company had $8.7 million and $8.6 million, respectively, in REO assets included in other assets ($8.3 million relating to the actual building and land). In addition, the Company had $7.2 million and $7.1 million of mortgage payable (net of discount) related to the REO as of September 30, 2002 and December 31, 2001, respectively. The Company hopes to reposition and stabilize this asset to increase its value, although there can be no assurance the Company will be able to do so. Currently, the Company expects that it will hold the REO for more than one year.

     As discussed previously, $9.8 million of the Company's goodwill and intangible assets related to the 1995 Merger (previously included in the Company's other assets) were written-off on January 1, 2002 upon the adoption of SFAS 142.

     Servicing's Other Assets

     As of September 30, 2002, CMSLP's other assets consisted primarily of investments in liquid, investment-grade CMBS, advances receivable, fixed assets, investments in interest-only strips and investments in subadvisory contracts. As of December 31, 2001, CMSLP's other assets consisted primarily of advances receivable, investments in mortgage servicing rights, fixed assets, investments in interest-only strips and investments in subadvisory contracts. The servicing other assets have increased by approximately $1.9 million from $18.3 million at December 31, 2001 to $20.2 million at September 30, 2002. The increase is primarily the result of CMSLP's purchase of liquid, investment-grade CMBS in June 2002, which have a fair value of approximately $9.7 million as of September 30, 2002. This increase was partially offset by a $4.1 million decrease in investments in mortgage servicing rights and a $2.2 million decrease in advances receivable following the sale of the servicing rights.

     Liabilities

     CRIIMI MAE's Liabilities

     As of September 30, 2002 and December 31, 2001, CRIIMI MAE's liabilities consisted primarily of debt, accrued interest, and accounts payable. Total recourse debt decreased by approximately $25.3 million to $389.4 million as of September 30, 2002 from $414.7 million as of December 31, 2001 due to principal repayments of $27.7 million during the nine months ended September 30, 2002, partially offset by interest accretion of $2.2 million on the Series B Senior Secured Notes. An additional $2.3 million of accrued interest on the Series B Senior Secured Notes accreted to principal on October 15, 2002. Total non-recourse debt decreased by approximately $48.2 million to $561.4 million as of September 30, 2002 from $609.6 million as of December 31, 2001. This decrease is primarily attributable to the significant prepayments of the mortgages underlying the insured mortgage securities that occurred during the nine months ended September 30, 2002, which resulted in a corresponding reduction in the principal balances of the securitized mortgage obligations. CRIIMI MAE's payables and accrued liabilities increased by approximately $1.1 million to $27.1 million as of September 30, 2002 from $25.9 million as of December 31, 2001 primarily as a result of a $6.1 million increase in accrued interest and extension fees on the New Debt and a $1.5 million increase in dividends payable due to the deferral of the second quarter 2002 preferred stock dividends, partially offset by a $6.8 million decrease in payables following the settlement of the litigation with First Union National Bank in March 2002.

     Servicing's Liabilities

     As of September 30, 2002 and December 31, 2001, CMSLP's liabilities consisted primarily of accounts payable and accrued expenses. The liabilities as of December 31, 2001 also included a payable for a line of credit that was used by CMSLP to fund property protection advances as a master servicer. The servicing liabilities decreased by approximately $2.6 million to $1.1 million as of September 30, 2002 from $3.7 million as of December 31, 2001. The decrease is primarily the result of the repayment of the $1.7 million line of credit for property protection advances following the sale of servicing rights in February 2002. The remaining decrease is the result of reduced normal operations following the sale of the servicing rights and the resulting reduction in staff.

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

     To qualify for the Investment Company Act exclusion, CRIIMI MAE, among other things, must maintain at least 55% of its assets in Qualifying Interests (the "55% Requirement") and is also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets ("Other Real Estate Interests" and such requirement, the "25% Requirement"). According to current SEC staff interpretations, CRIIMI MAE believes that all of its government-insured mortgage securities constitute Qualifying Interests with the exception of one such security, which constitutes an Other Real Estate Interest. In accordance with current SEC staff interpretations, the Company believes that all of its Subordinated CMBS constitute Other Real Estate Interests and that certain of its Subordinated CMBS also constitute Qualifying Interests. On certain of the Company's Subordinated CMBS, the Company, along with other rights, has the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and its economic interest in the underlying mortgage loans, the Company believes that the related Subordinated CMBS constitute Qualifying Interests. As of September 30, 2002, the Company believes that it was in compliance with both the 55% Requirement and the 25% Requirement.

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

Recent Developments

     On November 14, 2002, the Company entered into an Investment Agreement with an affiliate of Brascan Real Estate Financial Partners LLC ("BREF"), which contemplates an equity and subordinated debt investment by BREF and a secured financing (in the form of a repurchase transaction) to be arranged by BREF with Bear, Stearns & Co. Inc. ("Bear Stearns"). The proceeds from the BREF investments and the secured financing of up to approximately $353 million together with a substantial portion of the Company's liquid assets would be used to retire the New Debt.

     As contemplated by the Investment Agreement, BREF would purchase, in a private transaction, (a) such number of shares of the Company's common stock as would result in BREF owning, after giving effect to such purchase, 10% of the outstanding shares of common stock at the lower of $8.22 per share and the average of the respective closing prices per share on the ten most recent trading days prior to the transaction closing date, and (b) up to $40 million of subordinated debt to be issued by the Company. The first $30 million of subordinated debt would bear interest at the rate of 15% per annum and the remaining $10 million, issuable at the Company's option, would bear interest at the rate of 20% per annum. All subordinated debt would mature three years after the closing of the first $30 million and be secured by a second lien on substantially all of the Company's Subordinated CMBS (the "Subordinated CMBS Collateral"). The Company would pay BREF various fees, including a quarterly maintenance fee of $375,000 in connection with arranging the repurchase transaction with Bear Stearns.

     Based on discussions with BREF and Bear Stearns and a preliminary indication of terms with respect to the proposed secured financing to be provided by Bear Stearns, the Company would receive a commitment for a secured financing in the principal amount of $300 million which would mature in three years, bear interest at a rate equal to one-month LIBOR plus 3.5% (increasing to one-month LIBOR plus 4.5% if a collateralized debt obligation transaction ("CDO") is not successfully completed within a specified period of time), require quarterly principal payments based on a 30-year amortization schedule (changing to a 20-year amortization schedule if the CDO is not successfully completed) and be secured by a first lien on the Subordinated CMBS Collateral.

     The Investment Agreement also contemplates that Barry Blattman, the president of BREF will be named Chairman of the Board and Chief Executive Officer of the Company, that BREF will name two additional directors to the Company's Board and that BREF and the Company would agree on two additional individuals to be nominated for election as directors in 2003. The Board of Directors would consist of nine directors. Upon closing of the contemplated transactions, William B. Dockser would resign as Chairman of the Board, but remain as a director. H. William Willoughby would resign as President and as a director. Pursuant to amendments to their respective employment agreements, each of Mr. Dockser and Willoughby would receive their contractual 18-month severance payments in a lump-sum payment and certain other benefits, including an acceleration of the vesting of outstanding options.

     If the Investment Agreement is terminated under certain limited circumstances, including termination by the Company in connection with its acceptance, approval or authorization of a superior proposal, the Company shall pay BREF a termination fee as set forth in the Investment Agreement.

     The Company has agreed not to solicit any competing proposal or enter into any agreement with respect to a competing proposal during the term of the Investment Agreement.

     The completion of the transactions contemplated by the Investment Agreement is conditioned upon, among other matters, BREF's satisfaction with its due diligence review, the absence of any material adverse change, and the receipt of the secured financing proceeds. No commitment for the secured financing has been received.

     The BREF investment is not expected to cause an ownership change within the meaning of Section 382 of the Tax Code. In connection with the contemplated transactions, the Company expects to use approximately $40 million of its liquid assets in connection with the retirement of its New Debt and to pay fees and estimated expenses related to the contemplated transactions. Immediately after closing of the contemplated transactions and assuming the Company issues $30 million of the $40 million available under the subordinated debt, the Company expects to have approximately $8-$10 million of cash and liquid assets depending upon the timing of the closing of the comtemplated transactions. These amounts are only estimates and are subject to change. There can be no assurance that the actual amount of liquid assets used or cash and liquid assets remaining will approximate the amounts set forth above.

     There can be no assurance that the transactions, including the secured financing, contemplated by the Investment Agreement will be completed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market. The Company will have fluctuations in the amount of interest expense paid on its Variable-Rate Secured Borrowing primarily due to changes in one-month LIBOR. The Company will also experience fluctuations in the market value of its mortgage assets related to changes in the interest rates of U.S. Treasury securities as well as changes in the spread between U.S. Treasury securities and the mortgage assets. As of September 30, 2002, the average U.S. Treasury rate used to price the Company's CMBS had decreased by approximately 145 basis points and credit spreads had widened by approximately 79 basis points compared to December 31, 2001. In addition to the factors described above, the fair values of the insured mortgage securities are also affected by changes in the weighted average lives of the insured mortgage securities, which results in adjustments to the terms of the U.S. Treasury securities that are used in the determination of the fair values. As of September 30, 2002, the terms of the U.S. Treasury securities that were used to value the insured mortgage securities were shorter than those used at December 31, 2001 due to lower market interest rates and other loan attributes of the underlying insured mortgage securities.

     The required rate of return used to determine the fair value of the Company's Subordinated CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium. These variables are combined to determine a total rate that, when used to discount the Subordinated CMBS's assumed stream of future cash flows, results in a net present value of such cash flows. The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market's perception of the issuers of the Subordinated CMBS and the credit fundamentals of the commercial real estate underlying each pool of commercial mortgage loans. If the Company assumed that the discount rate used to determine the fair value of its Subordinated CMBS (A+ through unrated bonds) increased by 100 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the value of the Company's Subordinated CMBS (A+ through unrated bonds) by approximately $50.4 million (or 5.8 percent) as of September 30, 2002. The 100 basis point increase in the discount rate would have resulted in a corresponding decrease in the value of the Company's economic Subordinated CMBS (BB+ through unrated bonds) by approximately $31.7 million (or 5.8 percent) as of September 30, 2002.

     CRIIMI MAE has interest rate caps to mitigate the adverse effects of rising interest rates on the amount of interest expense payable under its Variable-Rate Secured Borrowing. In April 2002, CRIIMI MAE entered into a second interest rate protection agreement. This interest rate protection agreement, or cap, which was effective on May 1, 2002, is for a notional amount of $175.0 million, caps LIBOR at 3.25%, and matures on November 3, 2003. The cap was purchased for approximately $1.6 million. The caps provide protection to CRIIMI MAE to the extent interest rates, based on a readily determinable interest rate index (typically one-month LIBOR), increase above the stated interest rate cap, in which case, CRIIMI MAE will receive payments based on the difference between the index and the caps. The terms of the caps as well as the stated interest rates of the caps, which in all cases are currently above the current rate of the index, will limit the amount of protection that the caps offer. The average one-month LIBOR index was 1.84% during the nine months ended September 30, 2002, which was a 3 basis point decrease from December 31, 2001.

     A 100 basis point change in the one-month LIBOR index would have changed the Company's interest expense on its Variable-Rate Secured Borrowing by approximately $584,000 and $1.8 million during the three and nine months ended September 30, 2002, respectively.


ITEM 4.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman of the Board
(CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective and timely in alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II


ITEM 5.  OTHER INFORMATION

     Section 10(A)(i)(2) of the Securities Exchange Act of 1934 requires the Company to disclose any non-audit services approved by the Audit Committee to be performed by Ernst & Young LLP, the Company's independent auditors. On August 14, 2002, the Audit Committee, subject to any rules that may be adopted by the Public Company Accounting Oversight Board, approved the engagement of Ernst & Young LLP to provide tax services to the Company and its subsidiaries, including REIT tax compliance and planning advice that is requested by the Company's Board of Directors, Audit Committee or officers from time to time during the fiscal year ending December 31, 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit No.        Description

         10.1 Investment Agreement dated as of November 14, 2002 between CRIIMI MAE Inc. and Brascan Real Estate Financial Investments LLC (filed herewith).

         10.2 Exhibit A (Terms of Repurchase Agreement) to the Investment Agreement dated as of November 14, 2002 between CRIIMI MAE Inc. and Brascan Real Estate Financial Investments LLC (filed herewith).

         10.3 Exhibit B (Summary of Terms of the Senior Subordinated Secured Notes) to the Investment Agreement dated as of November 14, 2002 between CRIIMI MAE Inc. and Brascan Real Estate Financial Investments LLC (filed herewith).

         10.4 Exhibit C (Form of Registration Rights Agreement) to the Investment Agreement dated as of November 14, 2002 between CRIIMI MAE Inc. and Brascan Real Estate Financial Investments LLC
                            (filed herewith).

         10.5 Exhibit D (Form of Non-Competition Agreement) to the Investment Agreement dated as of November 14, 2002 between CRIIMI MAE Inc. and Brascan Real Estate Financial Investments LLC (filed herewith).

         10.6 Exhibit E (Form of Opinion of Venable, Baetjer, Howard & Civiletti, LLP) to the Investment Agreement dated as of November 14, 2002 between CRIIMI MAE Inc. and Brascan Real Estate Financial Investments LLC (filed herewith).

         10.7 Exhibit F (Form of Opinion of the Company's General Counsel) to the Investment Agreement dated as of November 14, 2002 between CRIIMI MAE Inc. and Brascan Real Estate Financial Investments LLC (filed herewith).

         99.1 Special Serviced Loan Report relating to specially serviced loans underlying the Company's CMBS as of September 30, 2002 (filed herewith).

         99.2               Certification of Chief Executive Officer pursuant to
                            Section 906 of the Sarbanes-Oxley Act (filed herewith).

         99.3               Certification of Chief Financial Officer pursuant to
                            Section 906 of the Sarbanes-Oxley Act (filed herewith).


(b)      REPORTS ON FORM 8-K

         None

                                   Signature

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CRIIMI MAE INC.


November 14, 2002                        /s/Cynthia O. Azzara
-----------------                        -------------------------------
DATE                                     Cynthia O. Azzara
                                         Senior Vice President,
                                         Principal Accounting Officer
                                          and Chief Financial Officer

                                CERTIFICATION

         I, William B. Dockser, certify that:

         1.       I have reviewed this quarterly report on Form 10-Q of CRIIMI
                  MAE Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                        /s/William B. Dockser
     --------------------------                -------------------------------
                                               William B. Dockser
                                               Chairman of the Board and
                                                Chief Executive Officer

                                CERTIFICATION

         I, Cynthia O. Azzara, certify that:

         1.       I have reviewed this quarterly report on Form 10-Q of CRIIMI
                  MAE Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                       /s/Cynthia O. Azzara
     ---------------------------              ---------------------------------
                                              Cynthia O. Azzara
                                              Senior Vice President, Principal
                                               Accounting Officer and Chief
                                               Financial Officer