Form 10-K
period 2002-12-31
CRIIMI MAE INC
filed 2003-03-28
CIK 847322

--------------------------------------------------------------------------------

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

For the fiscal year ended December 31, 2002       Commission file number 1-10360

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [ ]


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]


     The aggregate market value (based upon the last reported sale price on the New York Stock Exchange on June 28, 2002) of the shares of CRIIMI MAE Inc. common stock held by non-affiliates was approximately $97,381,769. (For purposes of calculating the previous amount only, all directors and executive officers of the registrant are assumed to be affiliates.)

     As of March 25, 2003, 15,162,685 shares of CRIIMI MAE Inc. common stock with a par value of $0.01 were outstanding.

                       Documents Incorporated By Reference
The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A relating to the Registrant's 2003 annual meeting of shareholders.

================================================================================

                                 CRIIMI MAE INC.

                        2002 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS



                                                                         Page

                                    PART I

Item 1.      Business  ...................................................  1
Item 2.      Properties....................................................19
Item 3.      Legal Proceedings.............................................19
Item 4.      Submission of Matters to a Vote of Security Holders...........19

                                    PART II

Item 5.      Market for the Registrant's Common Stock and
              Related Shareholder Matters..................................20
Item 6.      Selected Financial Data.......................................22
Item 7.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................24
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk....57
Item 8.      Financial Statements and Supplementary Data...................58
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................58

                                   PART III

Item 10.     Directors and Executive Officers of the Registrant............60
Item 11.     Executive Compensation........................................60
Item 12.     Security Ownership of Certain Beneficial Owners and
              Management and Related Shareholders Matters..................60
Item 13.     Certain Relationships and Related Transactions................60
Item 14.     Controls and Procedures.......................................60

                                  PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K.....................................................61

Signatures    .............................................................74

Certifications.............................................................76

                                   PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS. When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or shareholder communications, the words "believe," "anticipate," "expect," "contemplate," "may," "will" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to the risk factors contained or referenced under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Business and Experience

     CRIIMI MAE Inc. (together with its consolidated subsidiaries, unless the context otherwise indicates, We or CRIIMI MAE) is a commercial mortgage company structured as a self-administered real estate investment trust (or REIT).

     We currently own, and manage, primarily through our servicing subsidiary, CRIIMI MAE Services Limited Partnership (CMSLP or CRIIMI MAE Services), a significant portfolio of commercial mortgage-related assets.

     We have focused primarily on non-investment grade (rated below BBB- or unrated) commercial mortgage-backed securities (subordinated CMBS). As the holder of the most subordinate tranches, we are exposed to a higher risk of losses, but we also have the potential for enhanced returns.

     Our core holdings are subordinated CMBS backed by pools of commercial mortgage loans on hotel, multifamily, retail and other commercial real estate. We also own directly and indirectly government-insured mortgage backed securities and a limited number of high-yield mezzanine commercial real estate mortgage loans (mezzanine loans). We also are a trader in investment grade CMBS and residential mortgage-backed securities.

     Based on our prior and current activities, we have significant experience in the following areas:

o Subordinated CMBS Acquisitions. We were a leading purchaser of subordinated CMBS from 1996 to 1998, acquiring an aggregate face amount during that time of approximately $2.4 billion. In connection with our CMBS acquisitions, we engaged in extensive underwriting procedures designed to assess the adequacy of the real property collateral for the underlying mortgage loans and the creditworthiness of the related borrowers.

o Resecuritizations. We completed two of the commercial real estate industry's first resecuritizations of subordinated CMBS in 1996 and 1998. These transactions had a combined face value of $449 million and $1.8 billion, respectively.

o Loan Originations and Securitizations. Prior to 1999, we had originated more than $900 million in aggregate principal amount of commercial real estate mortgage loans. In 1998, we securitized approximately $496 million of commercial mortgage loans originated or acquired by us.

o Mortgage Servicing. Through our servicing subsidiary, CRIIMI MAE Services, we are responsible for certain commercial mortgage servicing functions for a $19.8 billion commercial mortgage loan portfolio and for special servicing functions for $17.4 billion of the commercial mortgage loans underlying our subordinated CMBS.

Recapitalization Overview

     On January 23, 2003, we completed a recapitalization of the secured debt incurred upon our emergence from Chapter 11 in April 2001 (the Exit Debt). This recapitalization was funded with approximately $344 million of newly issued common equity and secured debt and a portion of our available cash and liquid assets.

     The recapitalization includes:

o BREF Equity & Secured Debt. - CRIIMI MAE issued approximately $44 million in common equity and secured subordinated debt to Brascan Real Estate Finance Fund I L.P. (BREF), a private asset management fund established by Brascan Corporation and a New York-based management team.

o Bear Stearns Secured Financing. - CRIIMI MAE received $300 million in secured financing in the form of a repurchase transaction from a unit of Bear, Stearns & Co., Inc. (Bear Stearns).

o New Leadership. - Additions to management, including Barry S. Blattman as Chairman of the Board, Chief Executive Officer and President.
         Mr. Blattman has more than 15 years of experience in commercial real estate finance, which included overseeing the real estate debt group at Merrill Lynch from 1996 to 2001.

     The recapitalization increases our financial flexibility primarily through the elimination of the requirement to use virtually all of our net cash flow to pay down principal on the Exit Debt. This, along with the elimination of REIT distribution requirements due to our net operating losses (NOLs), provides us with additional liquidity for mortgage-related investments and acquisitions and other corporate purposes. We presently intend to use substantially all of our net cash flow for acquisitions and investments, hedging activities and general working capital purposes.

Goals and Strategy

     Our goal is to re-establish CRIIMI MAE as a leader in the commercial mortgage industry. Our strategy is to capitalize on our core strengths in real estate and mortgage finance and our underwriting and special servicing expertise to structure and make mortgage-related investments and acquisitions designed to maximize the value of our current and future assets, support liquidity and earn attractive returns. Part of this strategy is to continue to capitalize on our special servicing expertise in connection with workouts and dispositions of mortgage loans underlying our existing subordinated CMBS in order to minimize losses with respect to our current subordinated CMBS.

     Our four strategic priorities are:

o Maximize Existing Asset Values. - We plan to maximize the value of our existing subordinated CMBS portfolio by accelerating workouts or dispositions of commercial mortgage loans in special servicing.

o Pursue Acquisitions and Investments. - We plan to develop and execute mortgage-related acquisition and investment strategies relating primarily to CMBS and commercial mortgage loans that capitalize on our real estate and mortgage finance, underwriting, loan management and special servicing experience, and our access to performance information on mortgages and real estate markets throughout the country derived from our special servicing responsibilities.

o Refine and Develop Our Team. - We will ensure that CRIIMI MAE has personnel with the requisite expertise to maximize asset values and develop and execute acquisition and investment strategies.

o Earn Attractive Returns. - We seek to earn attractive returns through the prudent investment of our capital and net cashflows.

January 2003 Recapitalization

     Under the 2003 recapitalization, BREF acquired 1,212,617 shares of our newly issued common stock, or approximately 8% of our outstanding common stock after giving effect to the share acquisition, at $11.50 per share, or approximately $13.9 million. BREF also received seven-year warrants to purchase up to 336,835 additional shares of common stock at $11.50 per share. In addition, BREF purchased $30 million of our newly issued subordinated debt (the BREF Debt) and, at our option, BREF will purchase up to an additional $10 million of subordinated debt prior to January 23, 2004. The BREF Debt matures on January 23, 2006 and bears interest at an annual rate of 15%. If we decide to sell the additional $10 million of subordinated debt to BREF, it will bear interest at an annual rate of 20% and mature on January 23, 2006. We have a right to defer two-thirds of the interest on the BREF Debt (and half on the additional $10 million, if sold to BREF) during its term. The BREF Debt is secured by first liens on the equity interests of two of our subsidiaries. Although this effectively provides BREF with an indirect lien on all of our subordinated CMBS that are held by three of our other lower-tier subsidiaries, Bear Stearns has first liens on the equity interests of these three lower tier subsidiaries and on certain of the subordinated CMBS held by one of these lower tier subsidiaries. Pursuant to an intercreditor agreement between BREF and Bear Stearns, our obligations under the BREF Debt are contractually subordinate to the prior payment in full of our obligations under the $300 million in secured financing provided by Bear Stearns. Such intercreditor agreement also provides for contractual restrictions on BREF's ability to realize upon its indirect interest in the Bear Stearns first lien collateral.

     Bear Stearns provided $300 million in secured financing in the form of a repurchase transaction (the Bear Stearns Debt) under the 2003 recapitalization. The Bear Stearns Debt matures in 2006, bears interest at a rate equal to one-month LIBOR plus 3% and requires quarterly principal payments of $1.25 million. The principal payments will increase to $1.875 million per quarter if a collateralized debt obligation transaction (or CDO) is not completed by January 23, 2004. The interest rate will increase by 1%, to one-month LIBOR plus 4%, if Bear Stearns structures a CDO that meets certain rating requirements and we decline to close. The Bear Stearns Debt is secured by first direct and/or indirect liens on all of our subordinated CMBS. The indirect first liens are first liens on the equity interests of three of our subsidiaries that hold certain subordinated CMBS. A reduction in the value of this collateral could require us to provide additional collateral or fund margin calls. Although CRIIMI MAE Inc. is not a primary obligor of the Bear Stearns Debt, it has guaranteed all obligations under the debt. See also "BUSINESS - Certain Risks - Borrowing and Refinancing Risks" for a discussion of risks related to the Bear Stearns Debt.

The Reorganization Plan

     On October 5, 1998, CRIIMI MAE Inc. (unconsolidated) and two operating subsidiaries, CRIIMI MAE Management, Inc. and CRIIMI MAE Holdings II, L.P., filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland, Southern Division, in Greenbelt, Maryland. On November 22, 2000, the United States Bankruptcy Court for the District of Maryland entered an order confirming our reorganization plan, and we emerged from Chapter 11 on April 17, 2001.

     Our reorganization plan provided for the payment in full of all of our allowed claims primarily through the Chapter 11 reorganization (including proceeds from certain asset sales) totaling $847 million. Included in the Chapter 11 reorganization was approximately $262.4 million in Exit Debt provided by affiliates of Merrill Lynch Mortgage Capital, Inc. (or Merrill Lynch) and German American Capital Corporation (or GACC) through a variable-rate secured financing facility (the Exit Variable-Rate Secured Borrowing), in the form of a repurchase transaction, and approximately $166.8 million in Exit Debt provided through two series of senior secured notes issued to some of our unsecured creditors. All rights and obligations of Merrill Lynch and GACC under the Exit Variable-Rate Secured Borrowing operative agreements were subsequently assigned to ORIX Capital Markets, LLC. The Exit Debt was directly or indirectly secured by substantially all of our assets, and virtually all of our cash flows relating to existing assets were used to satisfy principal, interest and fee obligations under the Exit Debt and to pay our general and administrative and other operating expenses. The terms of the Exit Debt significantly restricted the amount of cash dividends that could be paid to shareholders. Under our reorganization plan, the holders of our equity retained their shares of stock. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Note 7 to Notes to Consolidated Financial Statements for a further discussion of the Exit Debt. All Exit Debt was paid off in connection with the January 2003 recapitalization.

Other

     We were incorporated in Delaware in 1989 under the name CRI Insured Mortgage Association, Inc. In July 1993, CRI Insured Mortgage Association changed its name to CRIIMI MAE Inc. and reincorporated in Maryland. In June 1995, certain mortgage businesses affiliated with C.R.I., Inc. were merged into CRIIMI MAE Inc. (the Merger). We are not a government sponsored entity or in any way affiliated with the United States government or any United States government agency.

The CMBS Market

     Historically, traditional lenders, including commercial banks, insurance companies and savings and loans have been the primary holders of commercial mortgages. The real estate market of the late 1980s and early 1990s created business and regulatory pressure to reduce the real estate assets held on the books of these institutions. As a result, there has been significant movement of commercial real estate debt from private institutional holders to the public markets. According to Commercial Mortgage Alert, CMBS issuances in the U.S. totaled approximately $66.4 billion in 2002, $74.3 billion in 2001, and $48.9 billion in 2000.

     CMBS are generally created by pooling commercial mortgage loans and directing the cash flow from such mortgage loans to various tranches of securities. The tranches consist of investment grade (AAA to BBB-), non-investment grade (BB+ to CCC) and unrated securities. The first step in the process of creating CMBS is loan origination. Loan origination occurs when a financial institution lends money to a borrower to refinance or to purchase a commercial real estate property, and secures the loan with a mortgage on the property that the borrower owns or purchases. Commercial mortgage loans are typically non-recourse to the borrower. A pool of these commercial mortgage-backed loans is then accumulated, often by a large commercial bank or other financial institution. One or more rating agencies then analyze the loans and the underlying real estate to determine their credit quality. The mortgage loans are then deposited into an entity that is not subject to taxation, often a real estate mortgage investment conduit (or REMIC). The investment vehicle then issues securities backed by the commercial mortgage loans, or CMBS.

     The CMBS are divided into tranches, which are afforded certain priority rights to the cash flow from the underlying mortgage loans. Interest payments typically flow first to the most senior tranche until it receives all of its accrued interest and then to the junior tranches in order of seniority.
Principal payments typically flow to the most senior tranche until it is retired. Tranches are then retired in order of seniority, based on available principal. Losses, if any, are generally first applied against the principal balance of the lowest rated or unrated tranche. Losses are then applied in reverse order of seniority. Each tranche is assigned a credit rating by one or more rating agencies based on the agencies' assessment of the likelihood of the tranche receiving its stated payment of principal. The CMBS are then sold to investors through either a public offering or a private placement. CRIIMI MAE has primarily focused on acquiring or retaining non-investment grade and unrated tranches, issued by mortgage conduits, where we believed our market knowledge and real estate expertise allowed us to earn attractive risk-adjusted returns.

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

Business Segments

     Management assesses our performance and allocates resources principally on the basis of two lines of business: portfolio investment and mortgage servicing. These two lines of business, or operating segments, are managed separately as they provide different sources and types of revenues.

Portfolio Investment

     Portfolio  investment  primarily includes (i) acquiring  subordinated CMBS,
(ii) securitizing pools of mortgage loans and pools of CMBS, (iii) direct investments in government insured securities and entities that own government insured securities and mezzanine loans and (iv) securities trading activities. Our income from this segment is primarily generated from these assets.

     CMBS Acquisitions

     As of December 31, 2002, our $1.2 billion portfolio of assets included $862 million of CMBS (representing approximately 69% of our total consolidated assets). As of December 31, 2002, our CMBS had the following ratings (based on fair value) reflected as a percentage of total CMBS:

         Rating                             % of CMBS
         ------                             ---------
         A+, BBB+ or BBB                     38% (a)
         BB+, BB or BB-                      39%
         B+, B, B- or CCC                    21%
         Unrated                              2%

     (a) Represents investment grade securities reflected on our balance sheet as a result of CBO-2, our second resecuritization transaction.

     See "BUSINESS-Portfolio Investment-Resecuritizations" and "BUSINESS-Portfolio Investment's Assets-CMBS and Other MBS" for further discussion of our CMBS. We did not acquire any subordinated CMBS in 2002, 2001 or 2000. Prior to the fall of 1998, we generally acquired subordinated CMBS in privately negotiated transactions, which allowed us to perform due diligence on a substantial portion of the mortgage loans underlying the subordinated CMBS as well as the underlying real estate prior to consummating the purchase. In connection with our subordinated CMBS acquisitions, we targeted diversified mortgage loan pools with a mix of property types, geographic locations and borrowers. We financed a substantial portion of our subordinated CMBS acquisitions with short-term, variable-rate debt secured by the acquired subordinated CMBS. As discussed below in "Resecuritizations," our business strategy was to periodically refinance a substantial portion of our short term, variable-rate debt through a resecuritization of our subordinated CMBS primarily to attain a better matching of the maturities of our assets and liabilities through the refinancing of such short-term, variable-rate, recourse debt with long-term, fixed-rate, non-recourse debt.

     The liquidity of the subordinated CMBS market has historically been limited. Additionally, during adverse market conditions, the liquidity of such market has been severely limited. For this reason, among others, management's estimate of the value of our subordinated CMBS could vary significantly from the value that could be realized in a current transaction between a willing buyer and a willing seller in other than a forced sale or liquidation.

     Resecuritizations

     We initially funded a substantial portion of our subordinated CMBS acquisitions with short-term, variable-rate secured debt. To further mitigate our exposure to interest rate risk, our business strategy was to periodically refinance a significant portion of this short-term, variable-rate recourse debt with fixed-rate, non-recourse debt having maturities that matched those of our mortgage assets securing such debt, also known as match-funded debt. We effected such refinancing by pooling subordinated CMBS, once a sufficient pool of subordinated CMBS had been accumulated, and issuing newly created CMBS backed by the pooled subordinated CMBS. The CMBS issued in such resecuritizations were fixed-rate obligations with maturities that matched the maturities of the subordinated CMBS backing the new CMBS. These resecuritizations also increased the amount of borrowings available to us due to the increased collateral value of the new CMBS relative to the pooled subordinated CMBS. The increase in collateral value was principally attributable to the seasoning of the underlying mortgage loans and the diversification that occurred when such subordinated CMBS were pooled. We generally used the cash proceeds from the investment grade CMBS that were sold in the resecuritization to reduce the amount of our short-term, variable-rate debt. We then used the net excess borrowing capacity created by the resecuritization to obtain new short-term, variable-rate secured borrowings which were used with additional new short-term, variable-rate secured borrowings typically provided by the subordinated CMBS seller and, to a lesser extent, cash, to purchase additional subordinated

CMBS.  Although our  resecuritizations  mitigated  our exposure to interest
rate  risk  through   match-funding,   our  short-term,   variable-rate  secured
borrowings increased from December 31, 1996 to December 31, 1998 as a result of our continued acquisitions of subordinated CMBS during that period.

     In December 1996, we completed our first resecuritization of subordinated CMBS, CRIIMI MAE Trust I Series 1996-C1 (CBO-1), with a combined face value of approximately $449 million involving 35 individual securities collateralized by 12 mortgage securitization pools. In CBO-1 we sold, in a private placement, securities with a face amount of $142 million and retained securities with a face amount of approximately $307 million. As a result of CBO-1, we refinanced approximately $142 million of short-term, variable-rate, secured recourse debt with fixed-rate, non-recourse, match-funded debt. CBO-1 generated excess borrowing capacity of approximately $22 million primarily as a result of a higher overall weighted average credit rating for the new CMBS, as compared to the weighted average credit rating on the related CMBS collateral.

     In May 1998, we completed our second resecuritization of subordinated CMBS, CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (CBO-2), with a combined face value of approximately $1.8 billion involving 75 individual securities collateralized by 19 mortgage securitization pools and three of the retained securities from CBO-1. In CBO-2, we eventually sold, in private transactions, securities with an aggregate face amount of $673 million and retained securities with a face amount of approximately $1.1 billion. CBO-2 generated net excess borrowing capacity of approximately $160 million primarily as a result of a higher overall weighted average credit rating for the new CMBS, as compared to the weighted average credit rating on the related CMBS collateral.

     As of December 31, 2002, our total debt was approximately $922.0 million, of which approximately 59% was fixed-rate, match-funded, non-recourse debt and approximately 41% was variable-rate or fixed-rate debt that was not match-funded. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes 5, 7 and 19 to the Notes to Consolidated Financial Statements for further information regarding our resecuritizations and variable-rate secured borrowings.

     Loan Originations and Securitizations

     Previously, we originated mortgage loans principally through mortgage loan conduit programs with major financial institutions for the primary purpose of pooling such loans for securitization. We viewed a securitization as a means of extracting the maximum value from the mortgage loans originated. A portion of the mortgage loans originated was financed through the sale of investment grade CMBS to third parties in connection with the securitization. We received net cash flow on the retained CMBS not sold to third parties after payment of amounts due to secured creditors who had provided acquisition financing. Additionally, we received origination and servicing fees related to the mortgage loan conduit programs.

     In June 1998, we securitized approximately $496 million of the commercial mortgage loans originated or acquired by us through a mortgage loan conduit program with Citicorp Real Estate, Inc. and, through CRIIMI MAE CMBS Corp., issued Commercial Mortgage Loan Trust Certificates, Series 1998-1 (CMO-IV). In CMO-IV, we sold $397 million face amount of fixed-rate, investment grade CMBS. We originally intended to sell all of the investment grade tranches of CMO-IV; however, two investment grade tranches were not sold until 1999. We had call rights, or the right to repurchase the sold CMBS once their outstanding aggregate principal balances were reduced to certain specified levels, on each of the issued CMBS and therefore did not surrender control of the CMBS, thus requiring the transaction to be accounted for as a financing of the mortgage loans collateralizing the investment grade CMBS sold in the securitization. We sold our remaining interest in CMO-IV in November 2000. See "MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Financial Condition, Liquidity and Capital Resources" and Note 5 to the Notes to Consolidated Financial Statements for additional information regarding this securitization, the sale of our interest in CMO-IV and certain financial and accounting effects of such sale.

     Underwriting Procedures

     Since we generally acquired CMBS through privately negotiated transactions and originated commercial mortgage loans, we were able to perform extensive due diligence on a majority of the mortgage loans as well as the underlying real estate prior to consummating any purchase or origination. We underwrote every loan we originated and re-underwrote a substantial portion of the loans underlying the subordinated CMBS we acquired. Furthermore, our credit committee, composed of members of senior management, reviewed originated loans and subordinated CMBS acquisitions.

     Our underwriting guidelines were designed to assess the adequacy of the real property as collateral for the loan and the borrower's creditworthiness. The underwriting process entailed a full independent review of the operating records, appraisals, environmental studies, market studies and architectural and engineering reports, as well as site visits to properties representing a majority of the CMBS portfolio. We then tested the historical and projected financial performance of the properties to determine their resiliency to a market downturn and applied varying capitalization rates to assess collateral value. To assess the borrower's creditworthiness, we reviewed the borrower's financial statements, credit history, bank references and managerial experience. We purchased subordinated CMBS when satisfactory arrangements existed that enabled us to closely monitor the underlying mortgage loans and provided us with appropriate workout and foreclosure rights.

Portfolio Investment's Assets

     CMBS and Other MBS

     As of December 31, 2002, we owned, for purposes of generally accepted accounting principles (GAAP), CMBS rated from A+ to CCC and unrated with a total fair value amount of approximately $862 million (representing approximately 69% of our total consolidated assets), an aggregate amortized cost of approximately $761 million, and an aggregate face amount of approximately $1.5 billion. The CMBS represent investments in CBO-1, CBO-2 and Nomura Asset Securities Corporation Series 1998-D6 (Nomura). See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a discussion of our CMBS.

     In addition to the CMBS discussed above, as of December 31, 2002 we owned $5.2 million of other mortgage backed securities (or Other MBS), which are held for trading purposes. See also "Risk of Loss of REIT Status and Other Tax Matters".

     Insured Mortgage Securities

     As of December 31, 2002, we had $275.3 million at fair value (representing approximately 22% of our total consolidated assets) and $273.7 million at amortized cost invested in insured mortgage securities, consisting of GNMA mortgage-backed securities and FHA-insured certificates, as well as Freddie Mac participation certificates that are collateralized by GNMA mortgage-backed securities. As of December 31, 2002, 88% of our investment in insured mortgage securities were GNMA mortgage-backed securities (including certificates that collateralize Freddie Mac participation certificates) and approximately 12% of our investment in insured mortgage securities were FHA-insured certificates. See
Note 6 to the Notes to Consolidated Financial Statements for further discussion.

     Equity Investments

     As of December 31, 2002, we had approximately $6.2 million in investments accounted for under the equity method of accounting. Included in our equity investments as of December 31, 2002 are (a) the general partnership interests (2.9% to 4.9% ownership interests) in American Insured Mortgage Investors, American Insured Mortgage Investors-Series 85, L.P., American Insured Mortgage Investors L.P.-Series 86 and American Insured Mortgage Investors L.P.-Series 88 (collectively, the AIM Limited Partnerships), owned by CRIIMI, Inc., a wholly owned subsidiary of CRIIMI MAE, and (b) a 20% limited partnership interest in the advisor to the AIM Limited Partnerships. The AIM Limited Partnerships are four publicly traded limited partnerships that hold insured mortgage loans and insured mortgage securities.

     Real Estate Owned

     As of December 31, 2002, we had approximately $8.8 million of real estate being held for investment. This real estate consists of a shopping center in
Orlando,   Florida.  See  "Other  Income"  and  "Summary  of  Other

Assets" in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a further discussion of this real estate.

Mortgage Servicing

     We conduct our mortgage loan servicing operations through CMSLP. In July 2001, we began accounting for CMSLP on a consolidated basis due to a reorganization which resulted in the partnership interests of CMSLP being held by two of our wholly owned taxable REIT subsidiaries (or TRSs). Prior to July 2001, we accounted for CMSLP under the equity method as we did not control the voting common stock of the general partner of CMSLP. CMSLP's assets, liabilities, revenues and expenses are labeled as "servicing" on our consolidated financial statements.

     In February 2002, CMSLP sold all of its rights and obligations under its CMBS master and primary servicing contracts primarily because the contracts were not profitable, given the relatively small volume of master and primary CMBS servicing that CMSLP was performing. In connection with this restructuring, 34 employee positions were eliminated. Restructuring charges of approximately $189,000 and $438,000 were recorded during the years ended December 31, 2002 and 2001, respectively, to account for employee severance costs, noncancellable lease costs, and other costs related to the restructuring. CMSLP received approximately $12.4 million in cash, which included reimbursement of advances. This sale resulted in a gain of approximately $4.9 million during the year ended December 31, 2002. See Note 9 to Notes to the Consolidated Financial Statements for a further discussion of this sale of servicing rights.

     As of December 31, 2002 and 2001, CMSLP was performing certain servicing functions on commercial mortgage loans with aggregate principal balances of $19.8 billion and $20.8 billion, respectively, which included commercial mortgage loans underlying CRIIMI MAE's CMBS with aggregate principal balances of $17.4 billion and $20.4 billion, respectively. CMSLP's principal servicing activities are described below. For a summary and discussion of the financial results of CMSLP, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

     Special Servicing

     A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When acquiring subordinated CMBS, we typically required that we retain the right to appoint the special servicer for the related mortgage pools. When serving as special servicer of mortgage loans in a CMBS pool, CMSLP has the authority to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. We believe that because we own the first loss unrated or lowest rated bond of all but two CMBS transactions, CMSLP has an incentive to quickly resolve any loan workouts. As of December 31, 2002, CMSLP was designated as the special servicer for approximately 3,600 commercial mortgage loans, representing an aggregate principal amount of approximately $19.2 billion, which included approximately $17 billion of commercial mortgage loans underlying CRIIMI MAE's CMBS. See "CMBS and Other MBS" above and Note 5 to the Notes to Consolidated Financial Statements regarding mortgage loans included in the special servicing portfolio.

     As of December 31, 2002, CMSLP had a special servicer rating of "average" from S&P and "CSS2+" from Fitch.

     Loan Management

     In certain cases, CMSLP acts as loan manager and monitors the ongoing performance of properties securing the mortgage loans underlying our subordinated CMBS portfolio by continuously reviewing the property level operating data and through regular site inspections. For approximately half of these loans, CMSLP performs these duties on a contractual basis; for the remaining loans, as part of its routine asset monitoring process, it reviews the analyses performed by other servicers. This allows CMSLP to identify and resolve potential issues that could result in losses. As of December 31, 2002, CMSLP served as contractual loan manager for approximately 1,500 commercial mortgage loans representing an aggregate principal amount of approximately $7.1 billion. As of December 31, 2002, CMSLP reviewed analyses performed by other servicers for 2,200 commercial mortgage loans, representing an aggregate principal amount of $12.7 billion.

     Master Servicing

     A master servicer typically provides administrative and reporting services to the trustee with respect to a particular issuance of CMBS or other securitized pools of mortgages. Mortgage loans underlying securitized pools generally are serviced by a number of primary servicers. Under most master servicing arrangements, the primary servicers retain primary responsibility for administering the mortgage loans and the master servicer acts as an intermediary in overseeing the work of the primary servicers, monitoring their compliance with the standards of the issuer of the related CMBS and consolidating the servicers' respective periodic accounting reports for transmission to the trustee. As master servicer, CMSLP was usually paid a fee and earned float income on the deposits held. As discussed above, in February 2002, CMSLP sold all rights and obligations under its CMBS master and primary servicing contracts. CMSLP remains a master servicer on 63 non-CMBS mortgage loans, including mortgage loans underlying our insured mortgage securities and mortgage loans owned by the American Insured Mortgage Investors limited partnerships, with an aggregate principal amount of $134.3 million.

     Direct (or Primary) Servicing

     Direct (or primary) servicers typically perform certain functions for the master servicer. CMSLP collected loan payments directly from the borrower (including tax and insurance escrows and replacement reserves) for those loans which it direct serviced. The loan payments are remitted to the master servicer for the loan (which may be the same entity as the direct servicer), usually on a fixed date each month. The direct servicer is usually paid a fee to perform these services, and is eligible to earn float income on the deposits held. As discussed above, in February 2002, CMSLP sold all rights and obligations under its CMBS master and direct servicing contracts. CMSLP remains a direct servicer on 23 non-CMBS mortgage loans with an aggregate principal amount of $76.9 million, some of which are included in the master servicing amounts above.

Certain Risk Factors

     In addition to the risk factors set forth below, please see those set forth in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     Substantial Indebtedness; Leverage

     We are highly leveraged. As of December 31, 2002, our total consolidated indebtedness was $922 million (of which $376 million was recourse debt), and our shareholders' equity was approximately $292 million. As of January 31, 2003, after giving effect to our recently completed recapitalization, our total consolidated indebtedness was approximately $876 million (of which approximately $330 million was recourse debt). The January 31, 2003 indebtedness amount excludes amounts deposited with the indenture trustee on January 23, 2003 to pay all principal and interest on our outstanding Series A and Series B Senior Secured Notes on the March 10, 2003 redemption date. This redemption required 45 days prior notice. For GAAP purposes, these notes were not considered repaid until the March 10, 2003 redemption date. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Note 7 to Notes to the Consolidated Financial Statements. From the time we emerged from Chapter 11 in April 2001 through January 2003, virtually all cash flows relating to existing assets were used to satisfy principal, interest and fee obligations under the Exit Debt and to pay our general and administrative and other operating expenses. Our payment obligations under the Bear Stearns and BREF Debt, although substantial in amount, are significantly less than those under the Exit Debt.

     Our ability to meet our debt service obligations will depend on a number of factors, including management's ability to maintain cash flow (which is impacted by, among other things, the credit performance of underlying mortgage loans and changes in interest rates and spreads) and to generate capital internally from operating and investing activities and expected reductions in REIT distribution requirements to shareholders due to net operating losses for tax purposes, in each case consistent with the terms and conditions of the operative documents evidencing the Bear Stearns and BREF Debt. There can be no assurance that targeted levels of cash flow
will  actually  be  achieved,   that   reductions   in  REIT   distribution
requirements will be realized, or that, if required, new capital will be available to us. Our ability to maintain or increase cash flow and access new capital will depend upon, among other things, interest rates (including hedging costs and margin calls), prevailing economic conditions, restrictions under the operative documents evidencing the Bear Stearns and BREF Debt, and other factors, many of which are beyond our control. Our cash flow will also be negatively affected by realized losses, interest payment shortfalls and appraisal reduction amounts on properties related to mortgages underlying our subordinated CMBS. We expect losses on our CMBS to increase in 2003, resulting in decreased CMBS cash flows as compared to 2002. Our cash flows are also likely to decrease as a result of any prepayments of mortgage loans underlying our insured mortgage securities and any prepayments of mortgages held by the AIM Limited Partnerships. Prepayments of these mortgage loans will result in reductions in the respective mortgage bases. As a result, the net cash flows to us are likely to decrease over time. Our net cash flows will also decrease due to the failure to close the CDO transaction prior to January 23, 2004 or if we refinance the Bear Stearns Debt with debt which has a higher interest rate and/or greater amortization requirements. Cash flows are also likely to be affected if we incur further debt to acquire additional CMBS or for other corporate purposes.

     Our high level of debt limits our ability to obtain additional capital, reduces income available for other activities, restricts our ability to react quickly to changes in our business, limits our ability to hedge our assets and liabilities, and makes us more vulnerable to economic downturns. The terms and conditions of the operative documents evidencing the Bear Stearns and BREF Debt impose operating and financial restrictions on us.

     Our ability to resume the acquisition of subordinated CMBS, as well as our securitization programs (if we determine to do so) depends, among other things, on our ability to engage in such activities under the terms and conditions of the operative debt documents, our internally generated cash flows, and our ability to access additional capital. Factors which could affect our ability to access additional capital include, among other things, the cost and availability of such capital, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, the effects of terrorism, general economic conditions, perceptions in the capital markets of our business, restrictions under the operative debt documents, results of our operations, and our financial leverage, financial condition, and business prospects. There can be no assurance that we will be able to resume any of our prior activities or obtain additional capital, or that the terms of any such capital will be favorable to us.

     Borrowing and Refinancing Risks

     The Bear Stearns and BREF Debt mature in January 2006. As a result, we must either refinance or retire the remaining principal balances of each of the Bear Stearns and BREF Debt at their maturity in 2006. There can be no assurance that we will be able to refinance each of the Bear Stearns and BREF Debt at all, or upon terms that are comparable to the terms under these deals. In particular, we may not be able to refinance each of the Bear Stearns and BREF Debt at the same interest rates and maturity, with the same collateral and margin requirements and limitations upon our business. If we cannot refinance or extend the Bear Stearns and BREF Debt upon their expected maturities, we may be required to sell our CMBS that serve as collateral for the Bear Stearns and BREF debt. There can be no assurance that we will be able to sell our CMBS at all, or at prices that are advantageous to us.

     Substantially all of our borrowings, including the Bear Stearns and BREF Debt, are, and are expected to continue to be, in the form of collateralized borrowings. The Bear Stearns Debt is collateralized by first direct and/or indirect (in connection with an affiliate reorganization discussed in "RISK FACTORS--Taxable Mortgage Pool Risks" and Note 7 to Notes to Consolidated Financial Statements) liens on all of our subordinated CMBS, and is subject to a number of terms, conditions and restrictions including, without limitation, scheduled principal and interest payments, and restrictions and requirements with respect to the collection and application of funds. If the outstanding loan amount under the Bear Stearns Debt exceeds 85% of the aggregate market value of the collateral securing the Bear Stearns Debt, as determined by Bear Stearns in its sole good faith discretion, then Bear Stearns can require us to transfer cash, cash equivalents or securities so that the outstanding loan amount will be less than or equal to 80% of the aggregate market value of the collateral (including any additional collateral provided). Failure to meet any margin call could result in an event of default which would enable Bear Stearns to exercise various rights and remedies including acceleration of the maturity date of the Bear Stearns Debt and the sale of the collateral. In order to meet a margin call, we may be required to sell assets at prices lower than their carrying value which could result in losses. See "BUSINESS--January 2003 Recapitalization" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     A substantial portion of our borrowings in the future, if CMBS acquisitions are resumed, may be, in the form of collateralized, short-term floating-rate secured borrowings. The amount borrowed under such agreements is typically based on the market value of the CMBS pledged to secure specific borrowings. Under adverse market conditions, the value of pledged CMBS would decline, and lenders could initiate margin calls (in which case we could be required to post additional collateral or to reduce the amount borrowed to restore the ratio of the amount of the borrowing to the value of the collateral). We may be required to sell assets to reduce the amount borrowed. If these sales were made at prices lower than the carrying value of the assets, we would experience losses.

     A default under our collateralized borrowings could result in a liquidation of the collateral. If we are forced to liquidate CMBS that qualify as qualified real estate assets (under the REIT Provisions of the Internal Revenue Code) to repay borrowings, there can be no assurance that we will be able to maintain compliance with the REIT Provisions of the Internal Revenue Code regarding asset and source of income requirements. The liquidation of CMBS could also result in the loss of our Investment Company Act exclusion. See "Investment Company Act."

     In connection with the Bear Stearns Debt, we engaged Bear Stearns with respect to the proposed structuring of a CDO transaction in which we would contribute substantially all of our subordinated CMBS to a special purpose entity that would issue debt securities, the interest and principal payments on which would be payable from the interest and principal payments received on the subordinated CMBS collateral. Under the terms of the Bear Stearns Debt, if Bear Stearns is able to structure the CDO transaction to meet certain rating requirements but we decline to close the CDO transaction, then the interest rate on the Bear Stearns Debt would increase by 100 basis points, or 1%, from one-month LIBOR plus 3.00% to one-month LIBOR plus 4.00%, and we would have to pay Bear Stearns $2 million. In addition, the quarterly principal amortization will increase from $1.25 million to $1.875 million. There can be no assurance that a CDO transaction will be entered into and, if entered into, that it will be advantageous to us. A CDO transaction may increase the cost of our borrowings, require increased amortization payments and cash sweeps and fail to provide us with sufficient funds to retire the entire amount outstanding of the Bear Stearns and BREF Debt, all of which may significantly reduce our cash flow, increase the risk of defaults on the underlying CMBS and further limit our financial flexibility.

     Limited Protection from Hedging Transactions

     To minimize the risk of rising interest rates on our variable-rate debt (and to comply with the terms of the Bear Stearns Debt), we hedge a portion of our variable-rate debt. As of December 31, 2002, approximately 82% of our variable rate debt was hedged with interest rate caps (or caps) that partially limit the adverse effects of potential rising interest rates. Caps provide protection to us to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case we will receive payments based on the difference between the index and the stated interest rate cap. When these interest rate caps expire, we will have increased interest rate risk unless we are able to enter into replacement hedges. As of December 31, 2002, we had the following interest rate caps:


Notional Amount           Effective Date        Maturity Date          Cap            Index
---------------           --------------        --------------         ----           -----
$   175,000,000           May 1, 2002           November 3, 2003       3.25%          1 month LIBOR
$   170,000,000           April 2, 2001         April 2, 2003          5.25%          1 month LIBOR


     Upon expiration of the current caps, there can be no assurance that we will be able to obtain replacement hedges on satisfactory terms or to adequately protect against rising interest rates on our variable rate debt.

     We are exposed to credit loss in the event of non-performance by the counterparties to the interest rate caps should interest rates exceed the stated interest rate cap. However, we do not anticipate non-performance by the counterparties. The counterparties have long-term debt ratings of A+ or above by S&P and A1 or above by Moody's. Although our caps are not exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.

     During 2002, 2001 and 2000, we did not hedge against interest rate risks, including increases in interest rate spreads and increases in U.S. Treasury rates, which adversely affect the value of our CMBS. Moreover, hedging involves risk and typically involves transaction and other costs. Such costs increase dramatically as the period covered by the hedge increases and during periods of rising and volatile interest rates. In 2003, it is likely we will hedge against interest rate risks which adversely affect the value of our CMBS.

     Risks of Owning Subordinated CMBS

     As an owner of the most subordinate tranches of CMBS, we will be the first to bear any loss and will absorb 100% of the losses on the underlying mortgage loan collateral until cumulative losses exceed the principal amount of our subordinated CMBS. We will also be the last to receive cash flow from the underlying mortgage loans. Interest payments typically flow first to the most senior tranche until it receives all of its accrued interest and then to the junior tranches in order of seniority. Principal payments typically flow to the most senior tranche until it is retired. Tranches are then retired in order of seniority based on available principal. When delinquencies and defaults occur, cash flows otherwise due to us may not be advanced to the extent required to meet scheduled principal and interest payments, resulting in interest shortfalls to our subordinated CMBS.

     The value of our subordinated CMBS can change due to a number of economic factors. These factors include changes in the value of the underlying real estate, fluctuations in U.S. Treasury rates, and changes in the spread between our subordinated CMBS and the U.S. Treasury securities with comparable maturities. For instance, changes in the credit quality of the properties securing the underlying mortgage loans can result in interest payment shortfalls to the extent there are mortgage payment delinquencies, and principal losses to the extent that there are payment defaults and the amounts of such principal and interest shortfalls are not fully recovered. These losses may result in a permanent decline in the value of our CMBS and may change our anticipated yield to maturity if the losses are in excess of those previously estimated. CMBS are priced at a spread above the current U.S. Treasury security (such as the 10 year U.S. Treasury Note) with a maturity that most closely matches the CMBS's weighted average life. The value of CMBS can be affected by changes in U.S. Treasury rates, as well as changes in the spread between such CMBS and the U.S. Treasury security with a comparable maturity. Generally, increases and decreases in both U.S. Treasury rates or spreads will result in temporary changes in the value of our subordinated CMBS assuming that we have the ability and intent to hold our CMBS investments until maturity. However, such temporary changes in the value of our subordinated CMBS become permanent changes realized through our income statement when we no longer intend or fail to have the ability to hold such subordinated CMBS to maturity or the expected credit losses related to those CMBS are greater or occur sooner than originally anticipated. Our revised overall cumulative actual and expected loss estimate of $503 million through the life of our CMBS represents our estimate of total principal writedowns to our CMBS due to realized losses related to underlying mortgage loans and is included in the calculation of our current weighted average anticipated yield-to-maturity. If defaults and loss severities on the mortgage loans underlying our CMBS continue to increase and/or the timing of losses occur sooner than anticipated, our revised overall expected loss estimate of $503 million may be exceeded. There can be no assurance that our revised estimate of expected losses will not be exceeded as a result of additional or continuing adverse events or circumstances, such as a continuing economic slowdown or recession. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations for 2002 compared to 2001 (Impairment on CMBS); Results of Operations for 2001 compared to 2000 (Impairment on CMBS), and Financial Condition, Liquidity and Capital Resources (Summary of CMBS)" and Note 5 to Notes to Consolidated Financial Statements.

     We have historically been unable to obtain financing at the time of acquisition of our subordinated CMBS that matches the maturity of the related investments, resulting in a need to obtain short-term variable rate debt secured by the acquired CMBS. If we resume the acquisition of subordinated CMBS and use short-term variable rate debt to finance the acquisition, the inability to refinance this short-term variable rate debt with long-term fixed-rate debt or a decline in the value of the CMBS collateral securing such short-term variable rate debt could result in a situation in which we are required to sell assets or provide additional collateral, which could have, and has had, an adverse effect on us and our financial position and results of operations. Our ability to borrow amounts in the future may be impacted by, among other things, the credit performance of the commercial mortgage loans underlying our subordinated CMBS and other factors affecting our subordinated CMBS, and restrictions under the operative documents evidencing the Bear Stearns and BREF Debt.

     Failure to Manage Mismatch Between Long-Term Assets and Short-Term Funding

     Our operating results will depend in large part on differences between the income from our CMBS and our borrowing costs. If we resume the acquisition of subordinated CMBS, we may finance a significant portion of these CMBS acquisitions with borrowings having adjustable interest rates (or borrowing rates) that reset while the rates on fixed rate CMBS stay constant. If interest rates rise, borrowing rates (and borrowing costs) are expected to rise more quickly than coupon rates (and investment income) on our CMBS. This would decrease both our net income, potentially resulting in a net loss, and the mark-to-market value of our net assets, and would be expected to decrease the market price of our common stock and to slow future acquisitions of assets. Although we intend to invest primarily in fixed-rate CMBS, we also may own adjustable rate CMBS. The coupon rates of adjustable rate CMBS normally fluctuate with reference to specific rate indices. We may fund these adjustable rate CMBS with borrowings having borrowing rates which reset monthly or quarterly. To the extent that there is a difference between (i) the interest rate index used to determine the coupon rate of the adjustable rate CMBS (asset index) and (ii) the interest rate index used to determine the borrowing rate for the related financing (borrowing index), we will be exposed to the "basis" rate. Typically, if the borrowing index rises more than the asset index, our net income would decrease, all other things being constant. Additionally, our adjustable rate CMBS may be subject to periodic rate adjustment limitations and periodic and lifetime rate caps which limit the amount that the coupon rate can change during any given period. No assurance can be given as to the amount or timing of changes in interest rates or their effect on our CMBS, their valuation or income derived therefrom. During periods of changing interest rates, coupon rate and borrowing rate mismatches could negatively impact our net income, distributions and the market price of our common stock.

     Limited Liquidity of Subordinated CMBS Market

     There is no active secondary trading market for subordinated CMBS. This limited liquidity results in uncertainty in the valuation of our portfolio of subordinated CMBS. The liquidity of such market has historically been limited, and during adverse market conditions has been severely limited. Future adverse market conditions would likely adversely impact the value of our subordinated CMBS and amounts we could realize if we were required to sell all or a portion of our subordinated CMBS.

     Possible Effects of Terrorist Attacks, Economic Slowdown and/or Recession on Losses and Defaults

     The economic slowdown, recession, terrorist attacks and threats of further terrorist attacks have contributed to loan defaults, and may contribute to further defaults on mortgage loans underlying our subordinated CMBS. Mortgage loan defaults have resulted in increased losses, and may result in further losses on our subordinated CMBS. These factors may continue to negatively impact the values of the commercial real estate securing the mortgage loans, weakening collateral coverage and increasing the possibility of defaults and losses, and the demand for the commercial real estate securing the underlying mortgage loans. See Note 5 to the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the performance of the underlying mortgage loans.

     Risks of Loss of REIT Status and Other Tax Matters

     REIT Status. We have elected to qualify as a REIT for tax purposes under sections 856-860 of the Internal Revenue Code. We are required to meet income, asset, ownership and distribution tests to maintain our REIT status for federal and state tax purposes. We believe that we have satisfied the REIT requirements for all years through, and including 2002, although there can be no assurance. There can also be no assurance that we will maintain our REIT status for 2003 or subsequent years. If we fail to maintain our REIT status for any taxable year, we will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, we may have insufficient funds to pay any such tax and also may be unable to comply with our obligations under the operative documents evidencing the Bear Stearns and BREF Debt.

     Net Operating Loss for Tax Purposes/Trader Election. Beginning in 2000, we began trading in both short and longer duration fixed income securities, including non-investment grade and investment grade CMBS and investment grade residential mortgage-backed securities (such securities traded and all other securities of the type described constituting the "Trading Assets" to the extent owned by us or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary). Such Trading Assets are classified as Subordinated CMBS and Other MBS on our balance sheet. We seek maximum total return through short-term trading, consistent with prudent investment management. Returns from such activities include interest and capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, and other arbitrage opportunities.

     As a result of our election in 2000 to be taxed as a trader for federal income tax purposes, we recognized a mark-to-market tax loss on our Trading Assets on January 1, 2000 of approximately $478 million (the January 2000 Loss). Such loss is expected to be recognized evenly for tax purposes over four years beginning with the year 2000 (i.e., approximately $120 million per year). We expect such loss to be ordinary, which would allow us to offset our ordinary income. Additionally, as a result of our trader election, we are required to mark-to-market our Trading Assets on a tax basis at the end of each tax year. Any increase or decrease in the value of the Trading Assets as a result of the year-end mark-to-market requirement will generally result in either a tax gain (if an increase in value) or a tax loss (if a decrease in value). Such tax gains or losses, as well as any realized gains or losses from the disposition of Trading Assets during each year, are also expected to be ordinary gains or losses. Assets transferred to a REIT subsidiary, CBO REIT, as part of our Chapter 11 reorganization (and subsequently transferred by CBO REIT to CBO REIT II as part of our recent recapitalization) are no longer required to be marked-to-market on a tax basis since CBO REIT was not, and CBO REIT II is not, a trader in securities for tax purposes. As a result, the mark-to-market of such assets ceased as of April 17, 2001.

     Since gains and losses associated with trading activities are expected to be ordinary, any gains will generally increase taxable income and any losses will generally decrease taxable income. Since the REIT rules require us to distribute 90% of our taxable income to our shareholders, any increases in taxable income from trading activities will generally result in an increase in REIT distribution requirements and any decreases in taxable income from trading activities will generally result in a decrease in REIT distribution requirements (or, if taxable income is reduced to zero because of a net operating loss or loss carry forward, eliminate REIT distribution requirements).

     Gains and losses from the mark-to-market requirement (including the January 2000 Loss) are unrealized. This creates a mismatch between REIT distribution requirements and cash flow since the REIT distribution requirements will generally fluctuate due to the mark-to-market adjustments, but the cash flow from our Trading Assets will not fluctuate as a result of the mark-to-market adjustments.

     We generated a net operating loss for tax purposes of approximately $83.6 million and $90.6 million during the years ended December 31, 2002 and 2001, respectively. As such, our taxable income was reduced to zero and, accordingly, our REIT distribution requirement was eliminated for 2002 and 2001. As of December 31, 2002, our accumulated and unused net operating loss (or NOL) was $223.8 million. Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back because we are a REIT. If a Trading Asset is marked down because of an increase in interest rates, rather than from credit losses, such mark-to-market losses may be recovered over time through taxable income. Any recovered mark-to-market losses will generally be recognized as taxable income, although there is expected to be no corresponding increase in cash flow.

     There can be no assurance that our position with respect to our election as a trader in securities will not be challenged by the Internal Revenue Service (or IRS) and, if challenged, will be defended successfully by us. As such, there is a risk that the January 2000 Loss will be limited or disallowed, resulting in higher tax basis income and a corresponding increase in REIT distribution requirements. It is possible that the amount of any under-distribution for a taxable year could be corrected with a "deficiency dividend" as defined in
Section 860 of the Internal Revenue Code, however, interest may also be due to the IRS on the amount of this under-distribution.

     If we are required to make taxable income distributions to our shareholders to satisfy required REIT distributions, all or a substantial portion of these distributions, if any, may be in the form of non-cash dividends. There can be no assurance that such non-cash dividends would satisfy the REIT distribution requirements and, as such, we could lose our REIT status or may not be able to satisfy our obligations under the operative documents evidencing the Bear Stearns and BREF Debt.

     Our future use of NOLs for tax purposes could be substantially limited in the event of an "ownership change" as defined under Section 382 of the Internal Revenue Code. As a result of these limitations imposed by Section 382 of the Internal Revenue Code, in the event of an ownership change, our ability to use our NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards cannot be fully utilized under these limitations within the carryforward periods, the NOL carry forwards would expire unutilized. Accordingly, after any ownership change, our ability to use our NOLs to reduce or offset taxable income would be substantially limited or not available under
Section 382. In general, a company reaches the "ownership change" threshold if the "5% shareholders" increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of the company's capital stock.

     We do not believe the BREF investment in our common stock and warrant to purchase common stock has created an "ownership change" under Section 382. In addition, we are not aware of any other acquisition of shares of our capital stock that has created an "ownership change" under Section 382. Currently, we do not know of any potential acquisition of shares of our capital stock that will create an "ownership change" under Section 382 of the Internal Revenue Code. We have adopted a shareholder rights plan and amended our charter to minimize the chance of an ownership change within the meaning of Section 382 of the Internal Revenue Code; however there can be no assurance that an ownership change will not occur.

     If an "ownership change" occurs under Section 382 of the Internal Revenue Code, our prospective use of our accumulated and unused NOL and the remaining January 2000 Loss of a combined total amount of approximately $343.4 million as of December 31, 2002 will be limited. If we had lost our ability to use our accumulated NOL as of January 1, 2002, our taxable income would have been approximately $36.0 million for the year ended December 31, 2002. This increase in taxable income would have created a requirement to distribute 90% of this income to our shareholders in order to maintain REIT status, and would be subject to corporate income tax to the extent we do not distribute 100% of our taxable income to shareholders. If we were unable to distribute at least 90% of our taxable income to shareholders, we would have been subject to corporate Federal and state income taxes of up to approximately $14.7 million for the year ended December 31, 2002.

     Changes in Tax Laws. Our activities, structure and operations may be adversely affected by changes in the tax laws applicable to REITs and "traders in securities" for tax purposes.

     Effect of Rate Compression on Market Price of Stock

     Our actual earnings performance as well as the market's perception of our ability to achieve earnings growth may affect the market price of our common stock. In our case, the level of earnings (or losses) depends to a significant extent upon the width and direction of the spread between the net yield received on our income-earning assets (principally, the long term, fixed-rate assets comprising our CMBS portfolio) and our variable-rate cost of borrowing. In periods of narrowing or compressing spreads, the resulting pressure on our earnings may adversely affect the market value of our common stock. Spread compression can occur in high or low interest rate environments and typically results when the net yield on long term assets adjusts less frequently than the current rate on debt used to finance their purchase. For example, if we rely on short term, variable-rate debt to finance the purchase of long term fixed-rate CMBS, we may experience rate compression and a resulting diminution of earnings if the interest rate on the debt increases while the coupon and yield measure for the financed CMBS remain constant. In such an event, the market price of our common stock may decline to reflect the actual or perceived decrease in our value resulting from the spread compression.

     Shape of the Yield Curve Adversely Affects Income

     The relationship between short-term and long-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than long-term interest rates. If short-term interest rates rise disproportionately relative to long-term interest rates (a flattening of the yield curve), our borrowing costs, to the extent they are based on short-term interest rates, may increase more rapidly than the interest income earned on our assets. Because borrowings will likely bear interest at short-term rates (such as LIBOR) and CMBS will likely bear interest at medium-term to long-term rates (such as those calculated based on the ten-year U.S. Treasury rate), a flattening of the yield curve will tend to decrease our net income, assuming our short-term borrowing rates bear a strong relationship to short-term U.S. Treasury rates. Additionally, to the extent cash flows from long-term assets are reinvested in other long-term assets, the spread between the coupon rates of long-term assets and short-term borrowing rates may decline and also may tend to decrease the net income and mark-to-market value of our net assets. It is also possible that short-term interest rates may adjust relative to long-term interest rates such that the level of short-term rates exceeds the level of long-term rates (a yield curve inversion). In this case, as well as in a flat or slightly positively sloped yield curve environment, borrowing costs could exceed the interest income and operating losses would be incurred.

     Results of Operations Adversely Affected by Factors Beyond Our Control

     Our results of operations can be adversely affected by various factors, many of which are beyond our control, and will depend on, among other things, the level of net interest income generated by, and the market value of, our CMBS portfolio. Our net interest income and results of operations will vary primarily as a result of fluctuations in interest rates, CMBS pricing, and borrowing costs. Our results of operations also will depend upon our ability to protect against the adverse effects of such fluctuations as well as credit risks. Interest rates, credit risks, borrowing costs and credit losses depend upon the nature and terms of the CMBS and the performance of the underlying collateral, conditions in financial markets, the fiscal and monetary policies of the U.S. government, effects of terrorism, international economic and financial conditions and competition, none of which can be predicted with any certainty. Because changes in interest rates may significantly affect our CMBS and other assets, our operating results will depend, in large part, upon our ability to manage our interest rate and credit risks effectively while maintaining our status as a REIT. See "BUSINESS-Risk Factors-Limited Protection from Hedging Transactions" for further discussion.

     There can be no assurance that we will resume subordinated CMBS acquisitions and/or securitizations. Our ability to resume any one or more of such activities will be based, in large part, upon our ability to access capital, prevailing industry conditions and the general business climate, and our ability to do so in light of restrictions under the operative documents evidencing the Bear Stearns and BREF Debt. Although the Bear Stearns and BREF Debt documents permit the foregoing activities, these activities must be effected within certain specified limitations and restrictions. All decisions concerning resumption of business activities will be made by our Board of
Directors, as determined to be in our best interests and subject to the constraints referenced in the preceding sentence. Although there can be no assurance that the resumption of any one or more of these activities will improve our results of operations, failure to resume subordinated CMBS acquisitions and/or securitizations could adversely impact our results of operations.

     Competition

     If we resume the acquisition of subordinated CMBS, we would compete with mortgage REITs, specialty finance companies, banks, hedge funds, investment banking firms, other lenders, and other entities purchasing subordinated CMBS. Many of these competitors may have greater access to capital and other resources (or the ability to obtain capital at a lower cost) and may have other advantages over us. Although subject to a three year non-competition agreement with us, BREF and its controlled affiliates are permitted to sponsor collateral bond or loan obligations (CBOs) and to acquire subordinated CMBS for inclusion in such CBOs. As a result, BREF could compete with us.

     There can be no assurance that we would be able to obtain financing at borrowing rates below the asset yields of our subordinated CMBS. In such event, we could incur losses or could be forced to further reduce the size of our subordinated CMBS portfolio. We would face competition for financing sources, which could limit the availability of, and affect the cost of, funds to us.

     Investment Company Act

     Under the Investment Company Act of 1940, as amended, an investment company is required to register with the Securities and Exchange Commission (SEC) and is subject to extensive restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. However, as described below, companies primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate (Qualifying Interests) are excluded from the requirements of the Investment Company Act.

     To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement). According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests. In accordance with current SEC staff interpretations, we believe that all of our subordinated CMBS constitute Other Real Estate Interests and that certain of our subordinated CMBS also constitute Qualifying Interests. On certain of our subordinated CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related subordinated CMBS constitute Qualifying Interests. As of December 31, 2002, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.

     If the SEC or its staff were to take a different position with respect to whether such subordinated CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or
(ii) to register as an investment company, either of which could have a material adverse effect on us. If we were required to change the manner in which we conduct our business, we would likely have to dispose of a significant portion of our subordinated CMBS or acquire significant additional assets that are Qualifying Interests. Alternatively, if we were required to register as an investment company, we expect that our operating expenses would significantly increase and that we would have to significantly reduce our indebtedness, which could also require us to sell a significant portion of our assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms, or at all. There are restrictions under certain of the operative documents evidencing the Bear Stearns and BREF Debt which could limit possible actions we may take in response to any need to modify our business plan in order to register as an investment company or avoid the need to register. Certain dispositions or acquisitions of assets could require approval or consent of certain holders of this Debt. Any such results could have a material adverse effect on us.

     Further, if we were deemed an unregistered investment company, we could be subject to monetary penalties and injunctive relief. We would be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period we were deemed an unregistered investment company, unless the court found that under the circumstances, enforcement (or denial of rescission) would produce a more equitable result than nonenforcement (or grant of rescission) and would not be inconsistent with the Investment Company Act.

     Phantom Income May Result in Tax Liability

     Our investment in subordinated CMBS and certain other types of mortgage related assets may cause us, under certain circumstances, to recognize taxable income in excess of our economic income (phantom income) and to experience an offsetting excess of economic income over our taxable income in later years. As a result, our shareholders, from time to time, may be required to treat distributions that economically represent a return of capital as taxable dividends for federal income tax purposes. Such distributions would be offset in later years by distributions representing economic income that would be treated as returns of capital for federal income tax purposes. Accordingly, if we recognize phantom income, our shareholders may be required to pay federal income tax with respect to such income on an accelerated basis (i.e., before such income is realized by shareholders in an economic sense). Taking into account the time value of money, such an acceleration of federal income tax liabilities would cause shareholders to receive an after-tax rate of return on an investment in our stock that would be less than the after-tax rate of return on an investment with an identical before-tax rate of return that did not generate phantom income. As the ratio of our phantom income to our total income increases, the after-tax rate of return received by a shareholder paying taxes on such distributions will decrease.

     Taxable Mortgage Pool Risks

     An entity that constitutes a "taxable mortgage pool" as defined in the Internal Revenue Code (TMP) is treated as a separate corporate level taxpayer for federal income tax purposes. In general, for an entity to be treated as a TMP (i) substantially all of the assets must consist of debt obligations and a majority of those debt obligations must consist of mortgages, (ii) the entity must have more than one class of debt securities outstanding with separate maturities, and (iii) the payments on the debt securities must bear a relationship to the payments received from the mortgages. As of December 31, 2002, we owned all of the equity interests in two trusts that constitute TMPs (individually a Trust and together the Trusts). The Trusts were formed in connection with our CBO-1 and CBO-2 resecuritization transactions. See "BUSINESS-Resecuritizations" and Note 5 to the Notes to Consolidated Financial Statements for descriptions of CBO-1 and CBO-2. The statutory provisions and regulations governing the tax treatment of TMPs (the TMP Rules) provide an exemption for TMPs that constitute "qualified REIT subsidiaries" (that is, entities whose equity interests are wholly owned by a REIT or a qualified REIT subsidiary). As a result of this exemption and the fact that as of December 31, 2002 we owned all of the equity interests in each of the Trusts, as of December 31, 2002 the Trusts were not required to pay a separate corporate level tax on income they derive from their underlying mortgage assets.

     As of December 31, 2002, we also owned certain securities structured as bonds issued by the Trusts (the Bonds). As of December 31, 2002, certain of the Bonds owned by us served as collateral (the Pledged Bonds) for certain secured debt. If a creditor were to seize or sell the Pledged Bonds (unless seized by or sold to a REIT or a qualified REIT subsidiary) and the Pledged Bonds were deemed to constitute equity interests (rather than debt) in the Trusts, then the Trusts would no longer qualify for the exemption under the TMP Rules provided for qualified REIT subsidiaries. The Trusts would then be required to pay a corporate level federal income tax. As a result, available funds from the underlying mortgage assets that would ordinarily be used by the Trusts to make payments on certain securities issued by the Trusts (including the equity interests and the Pledged Bonds) would instead be applied to tax payments. Since the equity interests and Bonds owned by us are the most subordinated securities and, therefore, would absorb payment shortfalls first, the loss of the exemption under the TMP Rules could have a material adverse effect on their value, the payments received thereon and the value of our stock.

     In addition to causing the loss of the exemption under the TMP Rules, a seizure or sale of the Pledged Bonds and a characterization of them as equity for tax purposes could also jeopardize our REIT status if the value of the remaining ownership interests in any Trust held by us (i) exceeded 5% of the total value of our assets or (ii) constituted more than 10% of the Trust's voting interests. Although it is possible that the election by the TMPs to be treated as taxable REIT subsidiaries could prevent the loss of our REIT status, there can be no assurance that a valid election could be made given the timing of a seizure or sale of the Pledged Bonds.

     On the effective date of our recent January 2003 recapitalization, we effected an affiliate reorganization principally to indirectly secure the Bear Stearns Debt with the equity interests in the Trusts. As a result of the affiliate reorganization, our REIT subsidiary (CBO REIT II), owns the Pledged Bonds and indirectly owns all of the equity interests in the Trusts (through its ownership of two qualified REIT subsidiaries which hold the equity interests in the Trusts). We believe that the TMP risks set forth above remain applicable, as of the effective date of our recent January 2003 recapitalization, with respect to CBO REIT II; provided, however, that the risks referenced in the two immediately preceding paragraphs should only apply if a creditor were to seize or sell collateral which constituted or represented only a portion of the equity interests in a Trust.

Employees

     As of March 1, 2003, we had 107 employees, 72 of which are employed by CMSLP and 35 of which are employed by CRIIMI MAE Management, Inc., one of our wholly owned subsidiaries.

Executive Officers

     The following table sets forth information concerning our executive officers as of March 1, 2003:

Name                                        Age                  Position
----                                        ---                  --------
Barry S. Blattman                           40                   Chairman of the Board, Chief Executive
                                                                   Officer and President

David B. Iannarone                          42                   Executive Vice President and Chief Operating
                                                                   Officer

Cynthia O. Azzara                           43                   Senior Vice President,
                                                                   Chief Financial Officer and
                                                                   Treasurer

Craig Lieberman                             41                   Senior Vice President and Chief Portfolio Risk
                                                                   Officer

Brian L. Hanson                             41                   Senior Vice President


     Barry S. Blattman has served as Chairman of the Board, Chief Executive Officer and President since January 23, 2003.

     David B. Iannarone has served as Chief Operating Officer since January 23, 2003, as Executive Vice President since December 2000, as Senior Vice President and General Counsel from March 1998 to December 2000 and as Vice President and General Counsel from July 1996 to March 1998.

     Cynthia O. Azzara has served as Chief Financial Officer since 1994, Senior Vice President since 1995 and Treasurer since 1997.

     Craig Lieberman has served as Senior Vice President and Chief Portfolio Risk Officer since February 4, 2003.

     Brian L. Hanson has served as Senior Vice President since March 1998 and as Group Vice President from March 1996 to March 1998.

Internet Website

     Our internet website can be found at www.criimimaeinc.com. We make available, free of charge on or through our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed with, or furnished to, the SEC.

ITEM 2.  PROPERTIES

     We lease our corporate offices at 11200 Rockville Pike, Rockville, Maryland. As of December 31, 2002, these offices occupy approximately 67,600 square feet. As of March 1, 2003, approximately 1,100 square feet of this office space was sublet to third parties and an additional 29,600 square feet of this office space was available to sublet to third parties.

ITEM 3.  LEGAL PROCEEDINGS

     In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Although there can be no assurance, based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. See Note 16 of Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of security holders during the fourth quarter of 2002.

                                PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

Market Data

     Our common stock is listed on the New York Stock Exchange (symbol: CMM). On October 17, 2001, we implemented a one-for-ten reverse stock split designed, in part, to satisfy the New York Stock Exchange market price listing requirement. All share and per share information in this Annual Report on Form 10-K has been retroactively adjusted to reflect the reverse stock split. Share information adjustments include, without limitation, adjustments to the number of common shares issued and outstanding, issued as dividends on and upon conversion of shares of preferred stock and issuable under outstanding options.

     As of March 1, 2003, we had approximately 3,100 holders of record of our common stock. The following table sets forth the high and low closing sales prices for our common stock during the periods indicated.

                                        2002                                2001
                           --------------------------------    -------------------------------
                                     Sales Price                       Sales Price
                           --------------------------------    -------------------------------
Quarter Ended                  High               Low              High              Low
----------------------     -------------     --------------    --------------    -------------
March 31                          $4.19              $3.49             $9.00            $6.90
June 30                            7.39               3.45              7.90             5.70
September 30                       8.87               6.15              7.00             3.90
December 31                       10.43               7.69              4.25             2.53


Dividends

     No cash dividends were paid to common shareholders during 2002 or 2001. See "BUSINESS - Certain Risk Factors - Risk of Loss of REIT Status and Other Tax Matters" for a brief discussion of the elimination of our REIT distribution requirements for 2002 and 2001 due to our net operating loss.

     Under the operative documents evidencing the BREF Debt and Bear Stearns Debt, we are permitted to pay cash dividends to shareholders after the payment of required principal and interest on that debt.

     Dividends for the four quarters of 2001 and the first quarter of 2002 were paid to preferred shareholders in the form of shares of common stock, except for a cash dividend paid to the holder of our Series E Cumulative Convertible Preferred Stock as discussed below. See Notes 11 and 12 to Notes to Consolidated Financial Statements.

     On March 21, 2002, we redeemed in cash all 173,000 outstanding shares of our Series E Cumulative Convertible Preferred Stock at the stated redemption price of $106 per share plus accrued and unpaid dividends through and including the date of redemption. The total redemption price was approximately $18.7 million ($396,000 of which represented accrued and unpaid dividends).

     On May 16, 2002, September 10, 2002 and December 30, 2002, the Board of Directors decided to defer the payment of dividends on our Series B Cumulative Convertible Preferred Stock, Series F Redeemable Cumulative Dividend Preferred Stock and Series G Redeemable Cumulative Dividend Preferred Stock for the second, third and fourth quarters of 2002, respectively. On March 4, 2003, the Board of Directors declared a cash dividend for the second quarter of 2002 on our Series B, Series F and Series G Preferred Stock payable on March 31, 2003 to shareholders of record on March 17, 2003.

Recent Sale of Unregistered Securities

     Under the recently completed January 2003 recapitalization, BREF acquired 1,212,617 shares of our newly issued common stock, or approximately 8% of our outstanding common stock after giving effect to the share acquisition, at $11.50 per share, or approximately $13.9 million. BREF also received seven-year warrants to purchase up to 336,835 additional shares of common stock at a purchase price of $11.50 per share. In connection with the sale, BREF represented that it was an "accredited investor" within the meaning of Rule 501 under the Securities Act and that it had no intent to distribute the purchased securities. Exemption from registration under the Securities Act was claimed under Rule 506 of Regulation D.

     The information required by Part II, Item 5 relating to Equity Compensation Plans is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A relating to our 2003 annual meeting of stockholders.

Other Shareholder Matters

     For adjustments to the conversion price for the Series B Preferred Stock, see Note 12 to Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

Accounting Under Accounting Principles Generally Accepted in the United States

                                                                 For the years ended December 31,
                                                 2002           2001          2000           1999           1998
                                               ----------    -----------   -----------    -----------    ------------
                                                             (in thousands, except per share amounts)
Consolidated Income Statement Data:
        Interest income                         $124,460       $134,376      $195,252       $222,323      $  207,307
        Interest and related expense              92,642         97,788       139,366        151,337         136,268
                                               ----------    -----------   -----------    -----------    ------------
             Net interest margin                  31,818         36,588        55,885         70,986          71,039
                                               ----------    -----------   -----------    -----------    ------------

        Servicing operations, net                   (42)          (585)             -              -               -
        Impairment on CMBS                      (70,226)       (34,655)     (143,478)              -               -
        Reorganization items                           -        (1,813)      (68,572)      (178,900)         (9,857)
        Net (loss) income before cumulative
             effect of accounting changes       (46,359)       (17,937)     (148,584)      (126,529)          42,369
        Dividends accrued or paid on
           preferred shares                      (8,123)        (8,146)       (6,912)        (5,840)         (6,998)
        Net (loss) income to common
           shareholders                         (64,248)       (24,223)     (155,495)      (132,369)          35,371
        Net (loss) income per diluted share
           after cumulative effect of
             accounting changes                 $ (4.69)        $(2.18)      $(25.02)       $(24.51)          $ 7.48

Financial Data:
        Cash flows provided by (used in):
           Operating activities                  $56,512       $ 53,476      $(6,818)       $ 26,064        $ 48,861
           Investing activities                   87,198         52,737       113,351        130,693       (894,647)
           Financing activities                (131,758)      (195,484)      (53,474)      (125,073)         865,504

                                                                        As of December 31,
                                                 2002           2001          2000           1999           1998
                                               ----------    -----------   -----------    -----------    ------------
                                                                          (in thousands)
Consolidated Balance Sheet Data:
        Mortgage Assets:
             CMBS and Other MBS                 $867,228       $832,682      $856,846     $1,179,363      $1,274,186
             Insured mortgage securities         275,340        343,091       385,751        394,857         488,095
             Investment in originated loans            -              -             -        470,205         499,076

        Servicing assets                          26,357         24,766             -              -               -
        Total assets                           1,241,085      1,315,004     1,557,840      2,293,661       2,437,918
        Debt:
             Total recourse debt                 375,952        407,637       558,585        925,704       1,125,036
             Total nonrecourse debt              546,039        616,715       645,170      1,056,646         960,686
        Total liabilities                        949,424      1,053,959     1,289,582      2,074,313       2,130,041
        Shareholders' equity                     291,661        261,045       268,258        219,349         307,877


     There were no cash dividends declared per common share for any of the periods presented. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a discussion of the accounting for CMSLP and a discussion of our Chapter 11 reorganization, both of which affect the comparability of the periods presented above.

     The selected consolidated statement of income data presented above for the years ended December 31, 2002, 2001 and 2000, and the selected consolidated balance sheet data as of December 31, 2002 and 2001, were derived from, and are qualified by, reference to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended December 31, 1999 and 1998, and the selected consolidated balance sheet data as of December 31, 2000, 1999 and 1998, were derived from audited financial statements not included as part of this Annual Report on Form 10-K. This data should be read in conjunction with the consolidated financial statements and the related notes.

Tax Basis Accounting

                                                                        For the year ended December 31,
                                                        2002            2001            2000           1999          1998
                                                    -------------   -------------    -----------    -----------   -----------
                                                                                 (in thousands)
Interest income                                        $ 181,462       $ 187,079       $246,576       $278,450      $248,598
Interest and related expense                             120,789         129,186        171,282        186,766       161,860
                                                    -------------   -------------    -----------    -----------   -----------

Net interest margin                                       60,673          57,893         75,294         91,684        86,738

Other, net                                               (9,701)         (5,099)        (6,253)        (7,516)       (2,176)
Net capital (losses) gains                                 (460)             224            572          3,276         1,746
Credit losses                                           (14,480)         (4,370)        (1,287)          (621)             -
January 2000 Loss recognized                           (119,542)       (119,542)      (119,600)              -             -
Mark-to-market loss on trading assets as of 04/17/01          -          (8,573)              -              -             -
Mark-to-market (loss) gain on trading assets                (60)           (135)         49,933              -             -
Dividends accrued or paid on preferred shares            (8,123)         (8,145)        (6,912)        (5,840)       (6,998)
Dividends not deductible due to net operating loss         8,123           8,145          6,912              -             -
Reorganization items                                           -        (10,159)       (35,604)       (12,950)       (4,819)
Emergence loan origination fee                                 -           (937)              -              -             -
Loss on warehouse obligation                                   -               -              -       (36,328)             -
Realized loss on reverse repurchase obligation                 -               -              -              -       (4,503)
Write-off of capitalized origination costs                     -               -              -              -       (3,284)
Loss on sale of trading assets                                 -               -       (12,607)              -             -

                                                    -------------   -------------    -----------    -----------   -----------
(Net operating loss)/taxable income                     (83,570)        (90,698)       (49,552)         31,705        66,704
Accumulated net operating loss, January 1              (140,250)        (49,552)              -              -             -
Remaining January 2000 Loss                            (119,485)       (239,027)      (358,569)              -             -
                                                    -------------   -------------    -----------    -----------   -----------
Accumulated and unused net operating loss and
    remaining January 2000 Loss                       $(343,305)      $(379,277)     $(409,121)     $        -     $       -
                                                    =============   =============    ===========    ===========   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion and analysis contains statements that may be considered forward-looking. These statements contain a number of risks and uncertainties as discussed here and in Item 1 of this Form 10-K that could cause actual results to differ materially.

     All information set forth in this Annual Report on Form 10-K has been retroactively adjusted to reflect a one-for-ten reverse stock split implemented on October 17, 2001.

Results of Operations

2002 compared to 2001

     Financial  statement  net loss to common  shareholders  for the years ended
December 31, 2002 and 2001 was $(64.2) million and $(24.2) million, respectively. The significant change in the 2002 results from 2001 was primarily the result of $70.2 million of impairment charges related to certain subordinated CMBS that were recognized during 2002 compared to impairment charges of $34.7 million that were recognized during 2001.

         2002 results include:

o approximately $70.2 of impairment charges related to certain subordinated CMBS;
o an approximate $9.8 million non-cash charge to write-off goodwill upon the adoption of Statement of Financial Accounting Standards (or SFAS) No. 142;
o approximately $4.9 million from the gain on the sale by CMSLP of master and direct servicing rights; and
o approximately $1.0 million reflected as an additional dividend on preferred stock in connection with the redemption of the Series E Preferred Stock (representing the difference between the aggregate liquidation value and the redemption price).

     2001 results include:

o approximately $34.7 million of impairment charges related to certain subordinated CMBS;
o approximately $1.9 million of net revenue due to the effect of changes in accounting principles, primarily a change in accounting for servicing revenue;
o an aggregate of approximately $5.7 million of expenses relating to the Chapter 11 reorganization; and
o approximately $2.8 million of amortization that was recorded during the year ended December 31, 2001 on the goodwill written-off on January 1, 2002.

     The following table provides a summary of the components of pro forma net loss to common shareholders and a reconciliation of pro forma net loss to common shareholders to GAAP net loss to common shareholders for the years ended December 31, 2002 and 2001. The intent of this table is to provide a summary of the recurring results from operations and to isolate the non-recurring items due to the large number of non-recurring items included in the consolidated statements of income in accordance with GAAP.

                                                                             Years ended December 31,
                                                                            2002                   2001
                                                                            ----                   ----
Net interest margin                                                      $31,818,273             $36,587,984
General and administrative expenses                                      (10,728,457)            (10,951,420)
Depreciation and amortization                                             (1,095,861)               (929,013)
Servicing operations, net (excluding one-time items discussed above)         (41,936)             (2,864,600) (a)
Impairment on CMBS                                                       (70,225,506)            (34,654,930)
Recapitalization expenses                                                 (1,048,559)                     --
Hedging expense                                                           (1,101,746)             (1,073,392)
Income tax (expense) benefit                                                (460,288)                336,439
Other, net                                                                 1,608,739               4,588,526
Dividends accrued or paid on preferred shares                             (7,084,791)             (8,145,481)
                                                                      ---------------         ---------------
Pro forma net loss to common shareholders                                (58,360,132)            (17,105,887)

Adjustments to GAAP net loss:
   Servicing gain on sale of servicing rights                              4,864,274                      --
   Servicing gain on sales of investment-grade CMBS                          241,160                      --
   Servicing restructuring expenses                                         (188,614)               (437,723)
   Cumulative effect of accounting changes                                (9,766,502)              1,860,120
   Additional Series E Preferred Stock dividends                          (1,038,000)                     --
   Amortization of goodwill and intangible assets written-off                     --              (2,789,472)
   Reorganization items                                                           --              (1,813,220)
   Emergence financing origination fee                                            --              (3,936,616)
                                                                     ----------------           ------------

GAAP net loss to common shareholders                                  $  (64,247,814)          $ (24,222,798)
                                                                     ================          ==============


(a) Included in equity in earnings (losses) from investments through June 30, 2001.

     Interest Income - Subordinated CMBS

     Interest income from subordinated CMBS decreased by approximately $4.9 million, or 4.7%, to $100.6 million during 2002 as compared to $105.5 million during 2001. This overall decrease in interest income was principally the result of a reduction in the amortized cost of the subordinated CMBS during 2002 primarily as a result of the aggregate $65.8 million of impairment charges that were recognized during the fourth quarter of 2001 through the third quarter of 2002 due to changes in the loss estimates related to the subordinated CMBS. These impairment charges represent 7.7% of the amortized cost of the subordinated CMBS as of December 31, 2001 before the fourth quarter impairment charge was recorded. The reduction in the interest income generally corresponded with the reduction in the amortized cost of the subordinated CMBS and the changes in the average yield-to-maturity, as discussed below.

     Accounting principles generally accepted in the United States, or GAAP, require that interest income earned on subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the subordinated CMBS. Based upon assumptions as to the timing and amount of future credit losses and other certain items estimated by management, as discussed below, the weighted average anticipated unleveraged yield for our subordinated CMBS for financial statement purposes was approximately 12.4% as of January 1, 2002 and 2001, approximately 12.5% as of July 1, 2002, approximately 12.0% as of October 1, 2002 and approximately 11.6% as of January 1, 2003. These yields were determined based on the anticipated yield over the expected life of our subordinated CMBS, which considers, among other things, anticipated losses and any other than temporary impairment. The effective interest method of recognizing interest income on subordinated CMBS results in income recognition that differs from cash received. For the years ended December 31, 2002 and 2001, the amount of income recognized in excess of cash received due to the effective interest rate method was approximately $11.4 million and $10.2 million, respectively.

     Interest Income - Insured Mortgage Securities

     Interest income from insured mortgage securities decreased by approximately $5.0 million, or 17%, to $23.8 million during 2002 from $28.9 million during 2001. This decrease was principally due to the prepayment of 25 mortgages underlying the insured mortgage securities, representing approximately 21% of the total insured mortgage portfolio from December 31, 2001 through December 31, 2002. The increase in prepayment activity corresponds with the low mortgage interest rate environment and the expiration of prepayment lock-out periods on many of the insured mortgages. These prepayments result in corresponding reductions in the outstanding principal balances of the collateralized mortgage obligations-insured mortgage securities and the related interest expense.

     Interest Expense

     Interest expense of approximately $92.6 million for 2002 was approximately $5.1 million lower than the interest expense of approximately $97.8 million for 2001. The decrease is attributable to a lower average debt balance during 2002 ($975 million) compared to 2001 ($1.1 billion), partially offset by a higher average effective interest rate on total debt outstanding during 2002 (9.5%) compared to 2001 (8.9%). Interest expense on the collateralized mortgage obligations-insured mortgage securities decreased following significant prepayments of mortgages underlying the insured mortgage securities. The decrease in interest expense on the collateralized mortgage obligations-insured mortgage securities was partially offset by approximately $2.8 million of additional discount amortization expenses during 2002, which are included in interest expense. These additional amortization expenses are the result of the mortgages prepaying faster than previously anticipated which, under the effective interest method of recognizing interest expense, required an adjustment to cumulative interest expense. In addition, we adjusted our assumed prepayment speed for the amortization of the deferred financing costs and discount.

     The overall weighted average effective interest rate on the Exit Debt was 10.4% during the year ended December 31, 2002. The weighted average coupon (pay) rate on the Exit Debt was 8.0% during 2002. The overall weighted average effective interest rate on the Exit Debt was 11.1% for the period April 17, 2001 to December 31, 2001. The weighted average coupon rate on the Exit Debt was 8.9% for the period April 17 to December 31, 2001. The difference in the Exit Debt's weighted average effective interest rate and the weighted average coupon (pay) rate primarily related to the accrual of estimated extension fees and the accrued interest related to the 7% per annum, accreting interest on the Series B Senior Secured Notes, both of which are included in the weighted average effective interest rate, but not included in the weighted average pay rate.

     General and Administrative Expenses

     General and administrative expenses decreased by approximately $223,000 to $10.7 million during 2002 as compared to $11.0 million during 2001 primarily due to a decrease in legal fees in 2002, partially offset by an increase in employment costs and higher directors and officers liability insurance premiums in 2002.

     Depreciation and Amortization

     Depreciation and amortization decreased by approximately $2.6 million to $1.1 million during 2002 as compared to $3.7 million during 2001. The decrease is primarily attributable to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. The adoption of SFAS No. 142 reduced our annual amortization expense by approximately $2.8 million. See further discussion of SFAS No. 142 in "Cumulative Effect of Adoption of SFAS 142" below.

     Mortgage Servicing/Equity in Earnings (Losses) from Investments

     In July 2001, we began accounting for CMSLP on a consolidated basis due to a reorganization which resulted in the partnership interests of CMSLP being held by two of our wholly owned taxable REIT subsidiaries (or TRSs). Prior to July 2001, we accounted for CMSLP under the equity method as we did not control the voting common stock of the general partner of CMSLP. CMSLP's assets, liabilities, revenues and expenses are labeled as "servicing" on our consolidated financial statements.

     The  following is a summary of the  consolidated  results of  operations of
CMSLP:

                                                                 Year ended December 31,
                      Description                               2002                 2001
                      -----------                       -------------------- -------------------
CMSLP's results of operations (reflected in
consolidated income statements
effective July 1, 2001):
  Servicing revenue                                         $ 10,985,770        $  6,683,886
  Servicing general and administrative expenses               (8,854,569)         (5,570,162)
  Servicing amortization, depreciation and impairment         (2,173,137)         (1,699,186)
  Servicing restructuring expenses                              (188,614)           (437,723)
  Servicing gain on sale of servicing rights                   4,864,274 (1)               -
  Servicing gain on sale of investment-grade CMBS                241,160                   -
                                                         -------------------- -------------------
GAAP net income (loss) from CMSLP                           $  4,874,884        $ (1,023,185)
                                                         ==================== ===================


(1) See also the discussion in "Income Tax (Expense) Benefit" below.

     The net income from CMSLP of $4.9 million for the year ended December 31, 2002 compares to the aggregate of the net equity in losses from CMSLP/CRIIMI MAE Services, Inc. (or CMSI) of $(2.3) million for the year ended December 30, 2001 (as summarized below) and the net loss from CMSLP of $(1.0) million for the six months ended December 31, 2001. CMSLP's net income of $4.9 million during 2002 includes a $4.9 million gain from the sale of servicing rights and $189,000 of restructuring expenses. CMSLP's total revenue decreased by approximately $1.5 million to approximately $11.0 million during 2002 compared to $12.5 million during 2001 (includes full year 2001 results). This decrease is primarily the result of the sale of servicing rights which reduced mortgage servicing income and interest income earned on the escrow balances, partially offset by higher revenue from special servicing. General and administrative expenses were $8.9 million and $11.9 million (includes full year 2001 results) during the years ended December 31, 2002 and 2001, respectively. The decrease in general and administrative expenses was primarily attributable to the staff reductions that occurred in the fourth quarter of 2001 and the first quarter of 2002 following CMSLP's sale of its CMBS master and direct servicing contracts, as discussed below.

     During 2002, amortization, depreciation and impairment was approximately $2.2 million as compared to $3.4 million (includes full year 2001 results) during 2001. This $1.2 million decrease was primarily the result of the sale of servicing rights in February 2002, which reduced amortization expense, and lower impairment on CMBS held by CMSLP during 2002 as compared to 2001. The decrease was partially offset by impairment that was recorded on CMSLP's investment in AIM Limited Partnerships' subadvisory contracts. During 2002, the AIM Limited Partnerships experienced a significant amount of prepayments of their insured mortgages. These prepayments reduced CMSLP's cash flows from its subadvisory contracts with the AIM Limited Partnerships. As a result, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluated CMSLP's investment in the subadvisory contracts for impairment. Our estimated future undiscounted cash flows from this investment were projected to be less than the book value of the investment as of December 31, 2002. As a result, we believed that CMSLP's investment in the subadvisory contracts was impaired at December 31, 2002. We estimated the fair value of the investment using a discounted cash flow methodology. We wrote down the value of CMSLP's investment in the subadvisory contracts with the AIM Limited Partnerships and recorded an impairment charge of approximately $340,000 as of December 31, 2002.

     In February 2002, CMSLP sold all of its rights and obligations under its CMBS master and direct servicing contracts primarily because the contracts were not profitable, given the relatively small volume of master and direct CMBS servicing that CMSLP was performing. In connection with this restructuring, 34 employee positions were eliminated. A restructuring charge of approximately $438,000 was recorded during the fourth quarter of 2001 to account for employee severance costs, non-cancellable lease costs, and other costs related to the restructuring. During 2002, additional net restructuring expenses of approximately $189,000 were recorded primarily to account for vacant office space that is taking longer to sublease than originally anticipated. CMSLP received approximately $12.4 million in cash, which included reimbursement of servicing advances, in connection with this sale.

     Total equity in (losses) earnings from investments for the years ended December 31, 2002 and 2001 includes our net equity from the AIM Limited Partnerships (which are four publicly traded limited partnerships that
hold  insured   mortgages  and  whose   general   partner  is  one  of  our
subsidiaries) and the net equity from our 20% limited partnership interest in the adviser to the AIM Limited Partnerships during these periods, and includes net equity from CMSLP/CMSI for the six months ended June 30, 2001 (since CMSLP's operations are consolidated effective July 1, 2001). In addition, as discussed below, the 2002 results include an impairment charge on our equity investment in the advisor to the AIM Limited Partnerships. On a comparative basis, the net equity from the AIM Limited Partnerships decreased primarily due to a reduction in the AIM Limited Partnerships' mortgage assets.

     As previously discussed, during 2002, the AIM Limited Partnerships experienced a significant amount of prepayments of their insured mortgages. These prepayments reduced cash flows on our 20% investment in the advisor to the AIM Limited Partnerships. As a result, in accordance with SFAS No. 142 and SFAS No. 144, the advisor to the AIM Limited Partnerships evaluated its investment in the advisory contracts for impairment. The estimated future undiscounted cash flows from this investment were projected to be less than the book value of the investment as of December 31, 2002. As a result, the advisor believed that its investment in the advisory contracts was impaired at December 31, 2002. The advisor estimated the fair value of its investment using a discounted cash flow methodology. The advisor wrote down the value of its investment in the advisory contracts to the AIM Limited Partnerships and recorded an impairment charge. We recorded our portion of the impairment charge, totaling approximately $460,000, as of December 31, 2002. This impairment charge is included in Equity in (losses) earnings from investments in our Consolidated Statement of Income. This investment is included in our Portfolio Investment segment.

     The following is a summary of our equity in (losses) earnings from investments:

                                                                      Year ended December 31,
                          Description                                 2002               2001
                          -----------                           ----------------  ------------------
Equity in (Losses) Earnings from Investments (as presented
on income statements):
  AIM Limited Partnerships - net equity in earnings             $  418,531         $   647,096
  Impairment on investment in AIM Limited Partnerships' advisor   (460,413)                 --
  CMSLP/CMSI - net equity in (losses) earnings                          --          (2,279,138)
                                                                ----------------  ---------------

Total Equity in (Losses) Earnings from Investments              $  (41,882)        $(1,632,042)
                                                                ================== ==============


     Income Tax (Expense) Benefit

     During 2002, we recorded a net income tax expense of approximately $460,000. During 2001, we recorded an income tax benefit of approximately
$336,000. During 2002, approximately $1.0 million of income tax expense was recognized as a result of the income taxes on the gain on the sale by CMSLP of its CMBS master and direct servicing rights. This tax expense of $1.0 million was partially offset by tax refunds that were not previously accrued of approximately $552,000 that were recognized during 2002. The income tax expense was incurred by our TRSs that own the partnership interests in CMSLP. These TRSs are separately taxable entities that cannot use our net operating loss carryforward to reduce their taxable income. The income tax benefit that was recognized by our TRSs during 2001 was the result of the net loss incurred by CMSLP during the period July through December, 2001.

     Other Income

     Other income decreased by approximately $1.4 million to $2.6 million during 2002 from $4.0 million during 2001. This decrease was primarily attributable to lower interest income earned on reduced cash balances during 2002 as compared to 2001, partially offset by an increase in net income (before interest expense and depreciation expense) from a shopping center that we account for as real estate owned, as discussed below. In addition, we recognized approximately $71,000 and $44,000 in realized gains related to our trading of Other MBS during 2002 and 2001, respectively.

     In October 2001, one of our wholly owned subsidiaries acquired certain partnership interests in a partnership that was the obligor on a mezzanine loan payable to us in exchange for curing a default on the first mortgage loan through a cash payment of approximately $276,000. This partnership and another of our wholly owned subsidiaries own 100% of the partnership interests in the partnership which is the obligor on the first mortgage loan. The first mortgage loan is secured by a shopping center in Orlando, Florida. As a result of this acquisition, we own 100% of the partnership interests and are consolidating the partnership's financial results as of October 1, 2001. We account for these assets as real estate owned, and the real estate is being held for investment. During the years ended December 31, 2002 and 2001, we recognized a net loss of approximately $773,000 and $266,000, respectively, from the operations of the shopping center, which includes approximately $858,000 and $213,000 of interest expense, respectively, and approximately $149,000 and $26,000 of depreciation expense, respectively. The remaining net income (expense) of approximately $234,000 and $(27,000) is included in other income in the consolidated statements of income during the years ended December 31, 2002 and 2001, respectively. We hope to reposition and stabilize this asset to increase its value, although there can be no assurance we will be able to do so.

     Net Losses on Mortgage Security Dispositions

     Net losses on mortgage security dispositions were approximately $995,000 during 2002 compared to approximately $42,000 during 2001. During 2002 and 2001, there were 25 and nine loan prepayments, respectively. In addition, losses of approximately $163,000 were recognized during 2002 following the final financial settlement on the two mortgages that were assigned to the U.S. Department of Housing and Urban Development (or HUD) in 2001. The original losses on these two mortgages that were assigned to HUD were recognized during 2001. The net losses in 2002 and 2001 were primarily due to the write-off of unamortized costs associated with the disposed mortgages at the disposition dates, partially offset by prepayment penalties, if applicable. For any period, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period.

     Impairment on CMBS

     Impairment on CMBS increased by approximately $35.5 million to $70.2 million during 2002 compared to $34.7 million during 2001. The paragraphs that follow discuss the impairment charges that were recorded during 2002 and 2001. The following table provides a summary of the changes in the overall expected loss estimates on subordinated CMBS from January 1, 2001 through December 31, 2002:

                        Overall        Impairment
                        Expected     Recorded During
($ in millions)      Loss Estimate    Quarter Ended                            Impaired CMBS
---------------      -------------    -------------                            -------------
January 1, 2001            $298             $  -
September 30, 2001          307              3.9      Both bonds in CBO-1, and Nomura unrated bond
December 31, 2001           335             30.8      Both bonds in CBO-1, and BB- through unrated/issuer's equity bonds in CBO-2
June 30, 2002               351              5.2      Nomura and CBO-2 unrated/issuer's equity bonds
September 30, 2002          448             29.9      All unrated/issuer's equity bonds, and the CCC bond and the B-
                                                      bond in CBO-2
December 31, 2002           503             35.1      All unrated/issuer's equity bonds, and the CCC bond and the B-
                                                      bond in CBO-2


     Although the total amount of loans in special servicing only increased slightly from $792 million as of December 31, 2001 to $811 million as of December 31, 2002, the amount of estimated total mortgage loan defaults has increased, the projected loss severities of the underlying mortgage loans currently or anticipated to be in special servicing have increased and the timing of certain projected losses is anticipated to occur sooner than previously estimated, all of which has resulted in an increase in our overall expected loss estimate related to our subordinated CMBS portfolio to $503 million as of December 31, 2002 as detailed in the table above. The revision to the overall expected loss estimate is primarily the result of increased projected loan losses due to lower than anticipated appraisals and lower internal estimates of values on real estate owned by underlying trusts and properties underlying certain defaulted mortgage loans, which, when combined with the updated loss severity experience and increased expectation of defaults, has resulted in higher projected loss severities on mortgage loans and real estate owned by underlying trusts currently or anticipated to be in special servicing. Primary reasons for lower appraisals and lower estimates of value resulting in higher projected loss severities on mortgage loans include the poor performance of certain properties and related markets, failed workout negotiations, and extended time needed to liquidate assets due, in large part, to the continued softness in the economy, the continued downturn in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets, including the closing of stores by certain national and regional retailers. In addition, two significant hotel portfolios transferred into special servicing in early January 2003. The unpaid principal balances of these two hotel portfolios aggregate approximately $212.2 million. For a further discussion of our significant hotel borrowing relationships, see "Summary of CMBS." Since we determined that there had been an adverse change in expected future cash flows, we believed some of our subordinated CMBS had been impaired under EITF 99-20 and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of December 31, 2002. As the fair values of the impaired subordinated CMBS aggregated approximately $5.2 million, $29.9 million and $35.1 million below the amortized cost basis as of June 30, 2002, September 30, 2002 and December 31, 2002, respectively, we recorded other than temporary impairment charges through the income statement of these same amounts during the second, third and fourth quarters of 2002.

     During 2001, we revised our overall expected loss estimate related to our subordinated CMBS portfolio as detailed in the table above. The revisions to the overall expected loss estimate during 2001 were primarily the result of the continued slowing U.S. economy and recession exacerbated by the terrorist attacks on September 11, 2001 and subsequent threats of terrorism, which were principal causes of greater than previously anticipated monetary defaults on the underlying mortgage loans and lower than previously anticipated appraisal amounts on properties underlying certain defaulted loans. These factors increased the estimated principal loss on the mortgage loans. As we determined that there had been an adverse change in expected future cash flows, we believed some of our subordinated CMBS had been impaired under EITF 99-20 and SFAS No. 115 as of September 30, 2001 and December 31, 2001. As the fair value of the impaired subordinated CMBS was approximately $3.9 million and $30.8 million below the amortized cost as of September 30, 2001 and December 31, 2001, respectively, we recorded other than temporary impairment charges through the income statement of these same amounts during the third and fourth quarters of 2001.

     There can be no assurance that our revised overall expected loss estimate of $503 million will not be exceeded as a result of additional or existing adverse events or circumstances. Such events or circumstances include, but are not limited to, the receipt of new or updated appraisals at lower than anticipated amounts, legal proceedings (including bankruptcy filings) involving borrowers, a continued weak economy or recession, an act of war, a delay in the disposition of specially serviced mortgage loans, additional defaults, losses occurring sooner than anticipated or an unforeseen reduction in expected recoveries, any of which could result in additional future credit losses and/or further impairment to our subordinated CMBS, the effect of which could be materially adverse to us.

     Hedging Loss and Cumulative Effect of Adoption of FAS 133

     During 2002 and 2001, we recognized hedging expense through earnings of approximately $1.1 million on our interest rate caps. In addition, we recognized a $135,000 loss through earnings during 2001 due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

     In April 2002, we purchased an interest rate cap for approximately $1.6 million. This interest rate cap, which was effective on May 1, 2002, is for a notional amount of $175.0 million, caps the one-month London Interbank Offered Rate, or LIBOR, at 3.25% and matures on November 3, 2003. The fair value of this cap has decreased by approximately $910,000 to approximately $4,000 since the purchase date. This decrease is reflected in other comprehensive income and is attributable to a change in the expectation of future interest rates since the cap was purchased in April 2002. As of December 31, 2002, the one-month LIBOR rate was 1.38%.

     The fair value of the interest rate cap that was effective in April 2001 and matures in April 2003 has become worthless due to a decline in interest rates since the cap was purchased for $1.5 million. This cap is set at a one-month LIBOR rate of 5.25%. As of December 30, 2002, this interest rate cap was undesignated. As a result, all future changes in the fair value will be recognized through current earnings in the consolidated statements of income. As of December 31, 2002, the fair value of this interest rate cap was $0.

     Recapitalization Expenses

     In connection with our January 2003 recapitalization, we incurred approximately $9.9 million of transaction costs (including amounts incurred in
2003). Included in this total is approximately $6.2 million of commitment fees, and investment banking, legal and tax professional fees directly associated with the Bear Stearns and BREF transaction. These costs will be allocated between debt and equity. Included in the total recapitalization expenses is approximately $1.0 million of investment banking, legal and tax professional fees were incurred prior to our signing a letter of intent with BREF in 2002 during our evaluation of strategic alternatives. These amounts were expensed in 2002. Included in the total costs of $9.8 million are $2.6 million of expenses which will be recognized in 2003 related to severance and related payments, and accelerated vesting of stock options for our former Chairman, William B. Dockser, and former President, H. William Willoughby, whose employment contracts were terminated on January 23, 2003. As of December 31, 2002, we have approximately $1.4 million of the aforementioned transaction costs included in Other Assets on our Consolidated Balance Sheet. See "Subsequent Events" for a discussion of the total estimated cost of the transactions.

     Reorganization Items

     During 2001, we recorded reorganization items due to the Chapter 11 filings of CRIIMI MAE Inc., CRIIMI MAE Management, Inc., and CRIIMI MAE Holdings II, L.P. as follows:


         Reorganization Items
         --------------------
         Short-term interest income                         $ 2,491,311
         Professional fees                                   (3,870,185)
         Other                                                 (800,875)
         Net recovery (loss) on real estate owned (1)           366,529
                                                           -------------
         Total reorganization expense, net                 $ (1,813,220)
                                                           =============

        (1) We recognized impairment on our investment in real estate owned in 2000. This asset was sold in July 2000.

     We did not recognize any reorganization expense in 2002.

     Emergence Financing Origination Fee

     In connection with the emergence from Chapter 11 in April 2001, we paid a one-time, emergence financing origination fee of approximately $3.9 million related to the Exit Variable-Rate Secured Borrowing. This fee was required to be expensed immediately under GAAP.

     Cumulative Effect of Adoption of SFAS 142

     In June of 2001, the Financial  Accounting  Standards Board issued SFAS No.
142. SFAS No. 142, which among other things, prohibits the amortization of existing goodwill and certain types of other intangible assets and establishes a new method of testing goodwill for impairment. Under SFAS No. 142, the method for testing goodwill for impairment occurs at the reporting unit level (as defined in SFAS No. 142) and is performed using a fair value based approach. SFAS No. 142 was effective for us on January 1, 2002. Effective upon adoption on January 1, 2002, we wrote off this goodwill and recorded a resulting impairment charge of approximately $9.8 million for this change in accounting principle. The goodwill relates to the Portfolio Investment reporting unit (as defined in Note 18 of the Notes to Consolidated Financial Statements). The fair value of the reporting unit was determined using a market capitalization approach, and the impairment was primarily a result of the significant decrease in the price of our common stock price since the Merger in 1995. This change in accounting principle reduced our annual amortization expense by approximately $2.8 million. The pro forma net income and pro forma earnings per share disclosures in Note 3 of the Notes to Consolidated Financial Statements present our net income and earnings per share as if this accounting principle had been applied to those periods presented.

     Cumulative Effect of Change in Accounting Principle Related to Servicing Revenue

     As discussed below, the cumulative effect of the change in accounting principle of $2.0 million related to servicing revenue is reflected as of January 1, 2001 as an adjustment to net income and therefore is reflected in the year ended December 31, 2001 net income.

     As of July 1, 2001, CMSLP changed its accounting policy related to the recognition of special servicing fee revenue. Special servicing fees are paid to CMSLP when mortgage loans collateralizing our CMBS are in default. Typically, CMSLP is paid 25 basis points of the unpaid principal balance of the defaulted mortgage loans for as long as the loans are in default. The fees are paid to compensate the special servicer for managing and resolving the defaulted loan. Historically, CMSLP had deferred special servicing fee revenue and recorded that revenue into earnings using the method consistent with our policy of recognizing interest income over the life of our CMBS on the level yield basis. CMSLP is now recording these special servicing fees in earnings on a current basis. This change was made to better match revenues and expenses related to the actual special servicing of the defaulted loans. The special servicing fees are paid on a current basis by the trusts holding the mortgage loans and those payments directly reduce the cash flow paid on our CMBS. Therefore, the special servicing fees paid are built into the GAAP yields we use to record interest income on our CMBS. CMSLP changed its accounting policy to recognize the special servicing fees in earnings on a current basis as we believe this policy better matches the special servicing fees CMSLP earns with the direct costs expended for performing its special servicing obligations. The CMBS and special servicing contracts are separate legal instruments or contracts.

     We were required to reflect this change in accounting principle as a cumulative catch-up as of January 1, 2001. As of January 1, 2001, CMSLP had approximately $2.0 million in deferred revenue related to the special servicing fee revenue. As a result, this amount was recorded in income and reflected as a cumulative change in accounting principle for the year ended December 31, 2001. The results of operations for the year ended December 31, 2001 reflect the recognition of special servicing fee revenue on a current basis. As previously discussed, prior to July 1, 2001, CMSLP was accounted for using the equity method and, as a result, the impact of the new accounting principle (except for the cumulative catch-up) is reflected in equity in earnings (losses) from investments for the six months ended June 30, 2001 and on a consolidated basis for the six months ended December 31, 2001. The pro forma net income and pro forma earnings per share disclosures in Note 13 of the Notes to Consolidated Financial Statements present our net income and earnings per share as if this accounting principle had been applied to those periods presented. Net income would have been $2.8 million less for the year ended December 31, 2001 had this new accounting principle not been adopted.

REIT Status/Net Operating Loss for Tax Purposes

     See "BUSINESS - Certain Risk Factors - Risk of Loss of REIT Status and Other Tax Matters" for a discussion of REIT status, net operating loss and other tax matters.

     Net Operating Loss for Tax Purposes. We generated a net operating loss for tax purposes of approximately $83.6 million for the year ended December 31, 2002 compared to a net operating loss of approximately $90.6 million in 2001.

     As previously discussed, as a result of our trader election in early 2000, we recognized a mark-to-market tax loss of approximately $478 million on certain trading assets on January 1, 2000. The January 2000 loss is expected to be recognized evenly over four years (2000, 2001, 2002, and 2003) for tax purposes (i.e., approximately $120 million per year) beginning with the year 2000.

     A summary of our 2002 and 2001 net operating losses for tax purposes is as follows:

  ($ in millions)                                                                       2002                  2001
  ---------------                                                                       ----                  ----
  January 1, 2000 Loss                                                                 $478.2                $478.2
  LESS:   Amounts recognized in 2000                                                   (119.6)               (119.6)
  LESS:   Amounts recognized in 2001                                                   (119.5)               (119.5)
  LESS:   Amounts recognized in 2002                                                   (119.5)                   --
                                                                                       -------               -------
  Balance Remaining of January 1, 2000 Loss to be recognized in future periods         $119.6                $239.1
                                                                                       =======               =======

  Taxable Income for the year before recognition of January 1, 2000 Loss               $ 36.0                $ 29.0 (1)(2)
  LESS:   January 1, 2000 Loss recognized                                              (119.5)               (119.5)
  PLUS:  Mark-to-market unrealized loss on trading securities                            (0.1)                 (0.1)
                                                                                       -------               --------
  Net operating loss for the year ended December 31                                   $ (83.6)               $ (90.6)
                                                                                      =========              ========

  Accumulated net operating loss through January 1                                    $(140.2)               $ (49.6)
  Net operating loss created during the year ended December 31                          (83.6)                 (90.6)
  Net operating loss utilization                                                           --                     --
                                                                                      --------               --------
  Net operating loss carried forward for use in future periods                        $(223.8)               $(140.2)
                                                                                      ========               ========

(1) Taxable income for the year ended December 31, 2001 includes an approximate $8.6 million loss on certain trading securities in connection with the transfer of certain trading securities on April 17, 2001 to CBO REIT following the reorganization effected to facilitate the collateral structure for the Exit Debt. Assets transferred to CBO REIT (and subsequently transferred to CBO REIT II in January 2003) are no longer required to be marked-to-market on a tax basis.
(2) The taxable income for the year ended December 31, 2001 has been increased by $6.3 million to reflect the actual taxable income included on our 2001 income tax return, which was completed during 2002.

Results of Operations

2001 compared to 2000

     Financial  statement  net loss to common  shareholders  for the years ended
December 31, 2001 and 2000 was $(24.2) million and $(155.5) million, respectively. The significant change in the 2001 results from 2000 was primarily the result of $34.7 million of accounting impairment charges related to certain subordinated CMBS that were recognized during 2001 compared to impairment charges of $143.5 million that were recognized during 2000. Additionally, net loss to common shareholders for the year ended December 31, 2001 includes approximately $1.9 million of net revenue due to the effect of changes in accounting principles and an aggregate of approximately $5.8 million of expenses relating to the Chapter 11 reorganization. The 2000 results include approximately $66.1 million of expenses relating to the Chapter 11 reorganization.

     The following table provides a summary of the components of pro forma net loss to common shareholders and a reconciliation of pro forma net loss to common shareholders to GAAP net loss to common shareholders for the years ended December 31, 2001 and 2000. The intent of this table is to provide a summary of the recurring results from operations and to isolate the non-recurring items due to the large number of non-recurring items included in the consolidated statements of income in accordance with GAAP.

                                                                              Year ended December 31,
                                                                            2001                   2000
                                                                            ----                   ----
Net interest margin                                                    $  36,587,984            $ 55,885,272
General and administrative expenses                                      (10,951,420)             (9,651,468)
Depreciation and amortization                                             (3,718,485)             (3,771,064)
Servicing operations, net (excluding one-time items discussed above)      (2,864,600) (a)            810,602 (a)
Impairment on CMBS                                                       (34,654,930)           (143,478,085)
Hedging expense                                                           (1,073,392)                     --
Income tax (expense) benefit                                                 336,439                      --
Other, net                                                                 4,588,526               5,384,689
Dividends accrued or paid on preferred shares                             (8,145,481)             (6,911,652)
                                                                      ---------------         ---------------
Pro forma net loss to common shareholders                                (19,895,359)           (101,731,706)

Adjustments to GAAP net loss:
   Servicing restructuring expenses                                         (437,723)                     --
   Cumulative effect of accounting changes                                 1,860,120                      --
   Gain on extinguishment of debt                                                 --              14,808,737
   Litigation expense                                                             --              (2,500,000)
   Reorganization items                                                   (1,813,220)            (66,072,460)
   Emergence financing origination fee                                    (3,936,616)                     --
                                                                      ---------------        ----------------
GAAP net loss to common shareholders                                   $ (24,222,798)         $ (155,495,429)
                                                                       ==============        ================


(a) Included in equity in earnings (losses) from investments through June 30, 2001.

     Interest Income - Subordinated CMBS

     Interest income from subordinated CMBS decreased by approximately $31.5 million, or 23%, to $105.5 million during 2001 as compared to $137.1 million during 2000. This overall decrease in interest income was primarily the result of the sale of certain CMBS during 2000 as part of our Chapter 11 reorganization plan, partially offset by a higher weighted average yield-to-maturity on the CMBS. The weighted average anticipated unleveraged yield for our subordinated CMBS for financial statement purposes as of January 1, 2001 was approximately 12.4%, as compared to the anticipated weighted average yield used to recognize income from April 1, 2000 to December

31, 2000 of 11.1% and 10.1% from  January 1, 2000  through  March 31, 2000.
These yields were determined based on the anticipated yield over the expected life of the subordinated CMBS, which considers, among other things, anticipated losses and any other than temporary impairment. The effective interest method of recognizing interest income on subordinated CMBS results in income recognition that differs from cash received. For the years ended December 31, 2001 and 2000, the amount of income recognized in excess of cash received due to the effective interest rate method was approximately $10.2 million and $15.2 million, respectively.

     Interest Income - Insured Mortgage Securities

     Interest income from insured mortgage securities decreased by approximately $1.8 million or 6% to $28.9 million for 2001 from $30.7 million for 2000. This decrease was principally due to the prepayment of nine mortgage securities and the assignment to HUD of two mortgage securities during 2001. These prepayments represented approximately 9% of the total insured mortgage portfolio.

     Interest Income - Originated Loans

     Interest income from originated loans decreased to $0 for 2001 as compared to $27.5 million for 2000. Interest income from originated loans was derived from originated loans included in the CMO-IV securitization, a securitization of $496 million face value of conduit loans in June 1998. The decrease was due to the sale of our interest in CMO-IV in November 2000.

     Interest Expense

     Total interest expense decreased by approximately $41.6 million or 30% to approximately $97.8 million for 2001 from approximately $139.4 million for 2000. This decrease was primarily attributable to the sale of our interest in CMO-IV and certain CMBS during 2000 and the reduction of the related debt. These decreases were partially offset by higher rates of interest incurred subsequent to April 17, 2001 on our Exit Debt and the amortization of the related extension fees on the Exit Debt under the effective interest method beginning in April 2001, as compared to the interest rates incurred during 2000 on the recourse debt existing prior to emergence from Chapter 11.

     The overall weighted average effective interest rate on the Exit Debt was 11.1% for the period April 17, 2001 to December 31, 2001. The weighted average coupon rate on the Exit Debt was 8.9% for the period April 17 to December 31, 2001. The difference in the Exit Debt's weighted average effective interest rate and weighted average coupon (pay) rate primarily relates to the amortization of estimated extension fees and the accrued interest related to the 7% per annum, accreting interest on the series B secured notes, both of which are included in the weighted average effective interest rate, but not included in the weighted average coupon (pay) rate.

     The weighted average effective and coupon interest rates on the recourse debt were 7.8% for the year ended December 31, 2000.

     General and Administrative Expenses

     General and administrative expenses increased by approximately $1.3 million to $10.9 million in 2001 as compared to $9.7 million in 2000 primarily due to an increase in professional fees, partially offset by lower employment costs due to fewer employees and no CMO-IV mortgage servicing fees in 2001.

     Depreciation and Amortization

     Depreciation and amortization decreased by approximately $53,000 to $3.7 million in 2001 as compared to $3.8 million in 2000.

     Mortgage Servicing/Equity in Income (Losses) from Investments

     Beginning July 1, 2001, we began accounting for CMSLP on a consolidated basis due to a reorganization which resulted in the partnership interests of CMSLP being held by two of our wholly owned taxable

REIT subsidiaries (or TRSs). Prior to July 2001, we accounted for CMSLP under the equity method as we did not control the voting common stock of the general partner of CMSLP. CMSLP's assets, liabilities, revenues and expenses are labeled as "servicing" on our consolidated financial statements.

     The  following is a summary of the  consolidated  results of  operations of
CMSLP:

                                                                 Year ended December 31,
                      Description                               2001                 2000
                      -----------                      -------------------- -------------------
CMSLP's results of operations (reflected in
consolidated inc income statements
effective July 1, 2001):

  Servicing revenue                                       $  6,683,886              N/A
  Servicing general and administrative expenses             (5,570,162)             N/A
  Servicing amortization, depreciation and impairment       (1,699,186)             N/A
  Servicing restructuring expenses                            (437,723)             N/A
                                                         -------------------- -------------------
GAAP net loss from CMSLP                                  $ (1,023,185)            $ --
                                                         ==================== ===================


     The aggregate of the net equity in losses from CMSLP/CMSI of $(2.3) million for the year ended December 30, 2001 (as summarized below) and the net loss from CMSLP of $(1.0) million for the six months ended December 31, 2001 compares to the net equity in earnings from CMSLP/CMSI of $811,000. CMSLP's total revenues decreased by approximately $2.2 million to $12.5 million in 2001 compared to $14.7 million in 2000, primarily due to lower interest income and assumption fees resulting from low current interest rates and the decrease in mortgage loans serviced. General and administrative expenses were $11.9 million and $11.3 million in 2001 and 2000, respectively. The increase was due primarily to an increase in information technology expenses. CMSLP's amortization, depreciation and impairment increased by approximately $0.5 million to $3.4 million in 2001 as compared to $2.9 million in 2000. In addition, the 2001 results include restructuring expenses of $438,000 million related to CMSLP's sale of its rights and obligations under its master and primary servicing contracts.

     Total equity in earnings (losses) from investments for the years ended December 31, 2001 and 2000 includes our net equity from the AIM Limited Partnerships and the net equity from our 20% limited partnership interest in the adviser to the AIM Limited Partnerships during these periods, and include net equity from CMSLP/CMSI for the year ended December 31, 2000 and the six months ended June 30, 2001 (since CMSLP's operations were consolidated effective July 1, 2001). On a comparative basis, the net equity from the AIM Limited
Partnerships  decreased  primarily  due  to  a  reduction  in  the  AIM  Limited
Partnerships mortgage assets. The following is a summary of our equity in earnings (losses) from investments:

                                                               Year ended December 31,
                      Description                              2001               2000
                      -----------                        ----------------  -----------------
Equity in (Losses) Earnings from Investments (as
presented on income statements):
  AIM Limited Partnerships - net equity in earnings       $  647,096         $  701,403
  CMSLP/CMSI - net equity in (losses) earnings            (2,279,138)           810,602
                                                         ----------------  -----------------
Total Equity in (Losses) Earnings from Investments       $(1,632,042)         1,512,005
                                                         ================  =================


     Other Income

     Other income decreased by approximately $175,000 to $4.0 million during 2001 as compared to $4.2 million during 2000. This decrease was primarily attributable to lower interest rates earned on fewer temporary investments. Also included in other income is approximately $44,000 and $10,000 in realized gains related to our trading of other MBS in 2001 and 2000, respectively.

     In October 2001, one of our wholly owned subsidiaries acquired certain partnership interests in a partnership that was the obligor on a mezzanine loan payable to us in exchange for curing a default on the first mortgage loan through a cash payment of approximately $276,000. This partnership and another of our wholly-owned subsidiaries own 100% of the partnership interests in the partnership which is the obligor on the first mortgage loan. The first mortgage loan is secured by a shopping center in Orlando, Florida. As a result of this acquisition, we own 100% of the partnership interests and are consolidating the partnership's financial results as of October 1, 2001. We account for these assets as real estate owned, and the real estate is being held for investment. During the year ended December 31, 2001, we recognized a net loss of approximately $266,000 from the operations of the shopping center, which includes approximately $213,000 of interest expense and approximately $26,000 of depreciation expense. The remaining net expense of approximately $27,000 is included in other income in the consolidated statements of income during the year ended December 31, 2001.

     Net (Losses) Gains on Mortgage Security and Originated Loan Dispositions

     During 2001, net losses on mortgage security dispositions were approximately $(42,000) as a result of nine prepayments and two assignments to HUD of mortgage securities. There were no gains or losses on originated loan dispositions in 2001 since our originated loans were sold in 2000. During 2000, net gains on mortgage security and originated loan dispositions were approximately $524,000, which was comprised of net gains on mortgage security dispositions of approximately $280,000 and net gains on originated loan dispositions of $244,000. During 2000, there were six prepayments of mortgage securities and two prepayments of originated loans. For any period, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period.

     Impairment on CMBS

     Impairment of CMBS decreased by approximately $108.8 million to $34.7 million during 2001 compared to $143.5 million during 2000.

     As of September 30, 2001, we revised our overall expected loss estimate related to our subordinated CMBS from $298 million to $307 million. As of December 31, 2001, we again revised our overall expected loss estimate related to our subordinated CMBS from $307 million to $335 million over the life of the CMBS. These revisions to loss estimates were primarily the result of the continued slowing U.S. economy and recession, exacerbated by the terrorist attacks on September 11, 2001 and threats of subsequent terrorism. Principally as a result of these adverse factors, the underlying mortgage loans had a greater than previously anticipated number of monetary defaults during 2001. Additionally, appraisal amounts on properties underlying certain defaulted loans were significantly lower than previously anticipated, thereby increasing the estimated principal loss on the commercial loans. As we determined that there had been an adverse change in expected future cash flows, we believed some of our subordinated CMBS had been impaired under EITF 99-20 and SFAS No. 115 as of September 30, 2001 and December 31, 2001. As the fair value of the impaired CMBS was approximately $3.9 million and $30.8 million below the amortized cost as of September 30, 2001 and December 31, 2001, respectively, we recorded other than temporary impairment charges through the income statement of these same amounts during the third and fourth quarters of 2001.

     As of December 31, 2000, we revised our overall expected loss estimate related to our subordinated CMBS portfolio from $225 million to $298 million. In addition, we expected such revised losses to occur sooner than originally expected because of the slowing U.S. economy. This revised loss estimate was a result of an increase in the number of loans that were placed in special servicing due primarily to loan defaults. As we had determined that the current estimate of expected credit losses exceeded credit losses as previously projected, we believed our subordinated CMBS had been impaired under SFAS No.
115. As the fair value of the impaired CMBS was $143.5 million below the amortized cost basis as of December 31, 2000, we recorded an other than temporary impairment charge through the income statement of $143.5 million during the fourth quarter of 2000.

     Hedging Loss and Cumulative Effect of Adoption of FAS 133

     During  2001,   we  recognized   hedging   expense   through   earnings  of
approximately $1.1 million on our interest rate cap and a $135,000 loss through earnings due to the adoption of SFAS No. 133.

     Litigation Expense

     During 2000, we recognized a $2.5 million expense based on the settlement of the Capital Company of America, LLC Chapter 11 claim related to a letter of intent in 1998 for the purchase of subordinated CMBS. No such expense was recorded during 2001.

     Reorganization Items

     During 2001 and 2000, we recorded reorganization items due to the Chapter 11 filings of CRIIMI MAE, CRIIMI MAE Management, Inc. and CRIIMI MAE Holdings II, L.P. as follows:

Reorganization Items                                   2001                 2000
--------------------                             -----------------    ------------------
Short-term interest income                         $ 2,491,311           $ 6,850,362
Professional fees                                   (3,870,185)           (9,317,772)
Employee Retention Program                                  --              (851,948)
Other                                                 (800,875)           (1,136,319)
Excise tax accrued                                          --              (495,000)
                                                ---------------       ---------------
    Subtotal                                        (2,179,749)           (4,950,677)
Impairment on CMBS regarding Reorganization (2)             --           (15,832,817)
Net recovery (loss) on real estate owned (1)           366,529              (924,283)
Net gain on sale of CMBS                                    --             1,481,029
Loss on originated loans                                    --           (45,845,712)
                                               ----------------       ----------------
Total reorganization expense, net                 $ (1,813,220)        $ (66,072,460)
                                               ================       ================


(1) We recognized impairment on an investment in real estate owned in 2000. This asset was sold in July 2000.

(2) We recognized impairment on the CMBS subject to the sales of select CMBS in 2000. The final bonds subject to the sales were sold in November 2000.

     Emergence Financing Origination Fee

     In connection with our emergence from Chapter 11 in April 2001, we paid a one-time, emergence financing origination fee of approximately $3.9 million related to our Exit Variable-Rate Secured Borrowing. This fee was required to be expensed immediately under GAAP.

     Cumulative Effect of Change in Accounting Principle Related to Servicing Revenue

     The cumulative effect of the change in accounting principle of $2.0 million related to servicing revenue is reflected as of January 1, 2001 as an adjustment to net income and therefore is reflected in the year ended December 31, 2001 net income. See discussion of this change in accounting principle in "2002 compared to 2001".

REIT Status/Net Operating Loss for Tax Purposes

     See "BUSINESS - Certain Risk Factors - Risk of Loss of REIT Status and Other Tax Matters" for a discussion of our REIT status, net operating loss and other tax matters.

     Net Operating Loss for Tax Purposes. We generated a net operating loss for tax purposes of approximately $(90.6) million for the year ended December 31, 2001 compared to a net operating loss of approximately $(49.6) million in 2000.

     As previously discussed, as a result of our trader election in early 2000, we recognized a mark-to-market tax loss of approximately $478 million on certain trading assets on January 1, 2000. The January 2000 loss is expected to be recognized evenly over four years (2000, 2001, 2002, and 2003) for tax purposes (i.e., approximately $120 million per year) beginning with the year 2000.

     A summary of our 2001 and 2000 net operating losses for tax purposes is as follows:

($ in millions)                                                               2001               2000
---------------                                                               ----               ----
January 1, 2000 Loss                                                        $  478.2           $ 478.2
LESS:   Amounts recognized in 2000                                            (119.6)           (119.6)
LESS:   Amounts recognized in 2001                                            (119.5)               --
                                                                            ---------          --------
Balance Remaining of January 1, 2000 Loss to be recognized in future
      periods                                                               $  239.1           $ 358.6
                                                                            =========          ========

Taxable Income for the year before recognition of January 1, 2000 Loss      $   29.0 (1)(2)    $  20.1
LESS:   January 1, 2000 Loss recognized                                       (119.5)           (119.6)
PLUS:  Mark-to-market unrealized (loss) gain on trading securities              (0.1)             49.9
                                                                           ----------          ---------
Net operating loss for the year ended December 31                           $  (90.6)          $ (49.6)
                                                                           ==========          =========

Accumulated net operating loss through January 1                            $  (49.6)          $    --
Net operating loss created during the year ended December 31                   (90.6)            (49.6)
Net operating loss utilization                                                    --                --
                                                                          -----------          ---------
Net operating loss carried forward for use in future periods                $ (140.2)          $ (49.6)
                                                                          ===========          =========

(1) Taxable income for the year ended December 31, 2001 includes an approximate $8.6 million loss on certain trading securities in connection with the transfer of certain trading securities on April 17, 2001 to CBO REIT following the reorganization effected to facilitate the collateral structure for the Exit Debt. Assets transferred to CBO REIT (and subsequently transferred to CBO REIT II in January 2003) are no longer required to be marked-to-market on a tax basis.
(2) The taxable income for the year ended December 31, 2001 has been increased by $6.3 million to reflect the actual taxable income included on our 2001 income tax return, which was completed during 2002.

Cash Flow

2002 compared to 2001

     Net cash provided by operating activities increased by approximately $3.0 million during 2002 as compared to 2001. The increase was primarily attributable to net sales of other MBS during 2002 compared to net purchases during 2001. The 2002 results also reflect a decrease in restricted cash and accounts payable and accrued expenses following the settlement of the First Union litigation in March 2002. The 2001 decrease in receivables and other assets reflects the January 2001 receipt of funds withheld related to our interest in CMO-IV. The 2001 results also reflect a decrease in restricted cash and accounts payable and accrued expenses caused by cash outflows on the April 17, 2001 Chapter 11 effective date, including approximately $44.7 million to pay off accrued interest on debt incurred prior to the Chapter 11 filing, $3.9 million to pay an emergence financing origination fee related to a portion of the Exit Debt and $7.4 million to pay accrued payables related to the Chapter 11 filing.

         Net cash provided by investing activities increased by approximately $34.5 million to $87.2 million during 2002 compared to $52.7 million during 2001. The increase was primarily attributable to:

o a $37.8 million increase in proceeds from mortgage security prepayments during 2002;
o $8.8 million of proceeds from the sale by CMSLP of its servicing rights (excludes reimbursement of advances, which are included in operating cash flows) during 2002; partially offset by
o net cash of $4.4 million that CMSLP invested in investment-grade CMBS during 2002; and
o $6.8 million of cash reflected in 2001 as a result of the consolidation of CMSLP beginning in July 2001.

     Net cash used in financing activities decreased by approximately $63.7 million to $131.8 million during 2002 compared to $195.5 million during 2001. The decrease in cash used is primarily attributable to:

o a $119.8 million decrease in principal payments on our recourse and other non match funded debt, including the Exit Debt, during 2002; partially offset by
o       $18.7 million paid to redeem the Series E Preferred Stock; and
o a $37.3 million increase in principal payments on the securitized mortgage debt obligations due primarily to higher mortgage security dispositions in 2002.

     The 2001 principal payments on recourse debt include approximately $127.2 million paid on the April 17,

2001 Chapter 11 effective date, which was used to pay off a portion of the aggregate principal relating to debt incurred prior to the Chapter 11 filing.

     In March 2002, we redeemed all 173,000 outstanding shares of the Series E Preferred Stock at the stated redemption price of $106 per share plus accrued and unpaid dividends through and including the date of redemption. The total redemption price was approximately $18.7 million (approximately $396,000 of which represented accrued and unpaid dividends). The approximate $1.0 million difference between the aggregate liquidation value and the redemption price is reflected as a dividend on preferred stock in the first quarter of 2002.

     The table below, which is not presented in accordance with GAAP, is intended to provide a summary of cash available for debt service on recourse debt, dividends, acquisitions and general working capital purposes. We believe that this information better facilitates an evaluation of our cash flows available for debt service on recourse debt, dividends, acquisitions and general working capital purposes. We also believe the table is helpful in evaluating our recurring operating performance and our ability to fund liquidity internally. The table below eliminates certain items which have the effect of reducing or increasing net loss before changes in accounting principles and dividends, but have no impact on cash available to us. These items are attributable in large part to non-cash income statement items, which are included in our Consolidated Statement of Cash Flows, as well as GAAP net interest income or expense from our non-recourse match funded debt associated with the investment grade CMBS and our insured mortgage securities. In addition, we adjusted income provided by operating activities for cash distributions (which are a return of investment) received from the AIM Limited Partnerships, our insured mortgage securities and CMBS. The cash flows available for debt service on recourse debt, dividends, acquisitions and general working capital purposes presented below must first be used to service our recourse debt. Due to our NOL carryforward, we are able to retain our net cash flows, after debt service, for payments of dividends, acquisitions and general working capital purposes. The presentation of the financial measure addressed by the table below is different than the presentation included in previous periods. We have changed our presentation to depict the reconciliation of this non-GAAP financial measure to the GAAP net loss before accounting changes and preferred stock dividends. Although presented differently, we believe that this reconciliation provides similar information to that provided in previous periods.

                                                         Quarter Ended         Year Ended
                                                         December 31,          December 31,
($ in millions)                                              2002                  2002
---------------                                          --------------        -------------
GAAP net loss before changes in accounting principles
   and preferred stock dividends                            $  (32.9)           $  (46.4)
Adjustments:
   Interest expense on recourse debt (1)                        10.2                41.3
   Net interest (income) expense from match-funded
     assets and liabilities                                      1.6                 1.3
   Depreciation and amortization                                 0.2                 1.1
   Impairment on CMBS                                           35.2                70.2
   Equity in (income) losses from investments                    0.4                 0.1
   Hedging expense                                               0.4                 1.1
   Net losses (gains) on mortgage security dispositions          0.4                 1.0
   Amortization of deferred compensation                           -                 0.1
   Adjustment of subordinated CMBS GAAP interest
     income to cash received                                    (0.2)              (4.0)
   Servicing operations, net (including servicing
     restructuring expenses)  (2)                                0.1                 0.2
   Gain on sales of servicing rights and
     investment-grade CMBS  (2)                                 (0.3)               (5.1)
                                                         --------------       --------------
Income provided by operating activities                         15.1                60.9

Cash distributions received from AIM Limited                     0.8                 3.0
    Partnerships
Net cash received from insured mortgage securities               0.8                 3.4
                                                         --------------       --------------
Cash flows available for debt service on recourse
    debt, dividends, acquisitions and general working
    capital purposes                                          $ 16.7              $ 67.3
                                                         ==============       ==============
Uses of cash:
   Principal payments on recourse and other debt             $  (8.6)            $ (36.3)
   Interest payments on recourse and other debt                 (9.9) (3)          (32.2)
   Dividend payments                                               -                (0.4) (4)
                                                         --------------       --------------
                                                             $ (18.5)            $ (68.9)
                                                         ==============       ==============


(1) This amount includes the accreting interest on the Series B Senior Secured Notes and the interest expense related to accrued extension fees.

(2) The results of CMSLP are excluded since CMSLP's cash was not used to service our recourse debt or pay dividends. CMSLP retained its cash flows to fund its operations.

(3) This amount includes the semi-annual interest payment on the Series B Senior Secured Notes.

(4) This amount includes the cash dividends paid to the holder of the Series E Preferred Stock at the time of redemption of such shares. It does not include the $1.0 million difference between the aggregate liquidation value and the redemption price of the Series E Preferred Stock, which is reflected as a dividend on preferred stock in the Consolidated Statement of Income.

2001 compared to 2000

     Net cash provided by operating activities increased by approximately $60.3 million to $53.5 million during 2001 compared to $(6.8) million during 2000. The increase was primarily due to a decrease in restricted cash and cash equivalents and a decrease in receivables and other assets, partially offset by a decrease in payables and accrued expenses. Receivables decreased primarily as a result of the receipt in January 2001 of funds withheld related to our interest in CMO-IV. The decrease in restricted cash and cash equivalents and the decrease in payables and accrued expenses were primarily caused by cash outflows on the April 17, 2001 Chapter 11 effective date, including approximately $44.7 million to payoff accrued interest on debt incurred prior to the Chapter 11 filing, $3.9 million to pay an emergence financing origination fee related to a portion of the Exit Debt and $7.4 million to pay accrued payables related to the Chapter 11 filing.

     Net cash provided by investing activities decreased by approximately $60.6 million to $52.7 million during 2001 compared to $113.4 million during 2000. The decrease was primarily attributable to:

o net proceeds of $72.6 million received from the sale of CMBS during 2000 as part of our reorganization plan;

o a $6.0 million decrease in proceeds from originated loan disposition as all of our originated loans were sold in 2000;
o net proceeds of $3.5 million received from the sale of CMO IV in 2000 as part of our reorganization plan; partially offset by
o a $22.7 million increase in the proceeds from insured mortgage securities prepayments during 2001; and
o a $7.2 million decrease in principal payments from originated loans and insured mortgage securities following the sale of the originated loans during 2000 and prepayments of insured mortgage securities during 2001.

     Net cash used in financing activities increased by approximately $142.0 million to $195.5 million during 2001 compared to $53.5 million during 2000. The increase in cash used in 2001 was primarily attributable to:

o an outflow of cash of approximately $127.2 million on the April 17, 2001 Chapter 11 effective date, which was used to payoff a portion of the aggregate principal relating to debt incurred prior to the Chapter 11 filing; and
o a $9.3 million increase in principal payments on the securitized mortgage debt obligations due primarily to higher mortgage security dispositions in 2001.

Financial Condition, Liquidity and Capital Resources

     Limited Summary of January 2003 Recapitalization

     On January 23, 2003, we completed a recapitalization of all of the Exit Debt, which was funded with approximately $44 million from common equity and secured subordinated debt issuances to BREF, $300 million in secured financing in the form of a repurchase transaction from Bear Stearns and a portion of our available cash and liquid assets. This recapitalization increases our financial flexibility and provides new additions to management including Barry S.
Blattman, as Chairman of the Board and Chief Executive Officer, and Craig Lieberman, as Senior Vice President and Chief Portfolio Risk Officer.

     Under this recently completed recapitalization, BREF acquired 1,212,617 shares of our newly issued common stock, or approximately 8% of our outstanding common stock after giving effect to the share acquisition, at $11.50 per share, or approximately $13.9 million. BREF also received seven year warrants to purchase up to 336,835 additional shares of common stock at $11.50 per share. BREF also purchased $30 million of the BREF Debt and, at our option, BREF will purchase up to an additional $10 million of subordinated debt prior to January 23, 2004. The BREF Debt matures on January 23, 2006 and bears interest at an annual rate of 15%. If we decide to sell the additional $10 million of subordinated debt to BREF, it will bear interest at an annual rate of 20% and also matures on January 23, 2006. We have a right to defer two-thirds of the interest on the BREF Debt (and half on the additional $10 million if sold to BREF) during its term. The BREF Debt is secured by first liens on the equity interests of two of our subsidiaries. Although this effectively provides BREF with an indirect lien on all of our subordinated CMBS that are held by three of our other lower tier subsidiaries, Bear Stearns has a first lien on the equity interests of these three lower tier subsidiaries and on certain of the subordinated CMBS held by one of these lower tier subsidiaries. Our obligations under the BREF Debt are contractually subordinate to the prior payment in full of our obligations under the $300 million in secured financing provided by Bear Stearns. There are contractual restrictions on BREF's ability to realize upon its indirect interest in the Bear Stearns first lien collateral. We paid an origination fee of 0.67% to BREF related to the BREF Debt. We are also obligated to pay BREF a quarterly maintenance fee of $434,000 in connection with arranging the Bear Stearns Debt.

     Under this recently completed recapitalization, Bear Stearns provided $300 million in secured financing in the form of a repurchase transaction (the Bear Stearns Debt). The Bear Stearns Debt matures in 2006, bears interest at a rate equal to one month LIBOR plus 3% and requires quarterly principal payments of $1.25 million. The interest rate will increase to one month LIBOR plus 4% if a CDO is not completed within one year from the closing of the Bear Stearns Debt. In addition, the quarterly principal amortization will increase to $1.875 million if a CDO is not completed by January 23, 2004. The Bear Stearns Debt is secured by first direct and/or indirect liens on all of our subordinated CMBS. The indirect first liens are first liens on the equity interests of three of our subsidiaries that hold certain subordinated CMBS. A reduction in the value of this collateral could require us to provide additional collateral or fund margin calls. If the outstanding loan amount under the Bear Stearns Debt exceeds 85% of the aggregate market value of the collateral securing the Bear Stearns Debt, as determined by Bear Stearns in its sole good faith discretion, then Bear Stearns can require us to transfer cash, cash equivalents or securities so that the outstanding loan amount will be less than or equal to 80% of the aggregate market value of the collateral (including any additional collateral provided). Failure to meet any margin call could result in an event of default which would enable Bear Stearns to exercise various rights and remedies including acceleration of the maturity date of the Bear Stearns Debt and the sale of the collateral. In order to meet a margin call, we may be required to sell assets at prices lower than their carrying value which could result in losses. Although CRIIMI MAE Inc. is not a primary obligor of the Bear Stearns Debt, it has guaranteed the debt. We paid a commitment fee of 0.5% to Bear Stearns. See also "BUSINESS - Certain Risks - Borrowing and Refinancing Risks" for a discussion of a possible CDO transaction and certain collateral requirements related to the Bear Stearns Debt.

     Our ability to meet our debt service obligations will depend on a number of factors, including management's ability to maintain cash flow (which is impacted by, among other things, the credit performance of the underlying mortgage loans and changes in interest rates and spreads) and to generate capital internally from operating and investing activities and expected reductions in REIT distribution requirements to shareholders due to net operating losses for tax purposes, in each case consistent with the terms and conditions of the operative documents evidencing the Bear Stearns and BREF Debt. There can be no assurance that targeted levels of cash flow will actually be achieved, that reductions in REIT distribution requirements will be realized, or that, if required, new capital will be available to us. Our ability to maintain or increase cash flow and access new capital will depend upon, among other things, interest rates (including hedging costs and margin calls), prevailing economic conditions, restrictions under the operative documents evidencing the Bear Stearns and BREF Debt, and other factors, many of which are beyond our control. Our cash flow will also be negatively affected by realized losses, interest payment shortfalls and appraisal reduction amounts on properties related to mortgages underlying our subordinated CMBS. We expect losses on our CMBS to increase in 2003, resulting in decreased CMBS cash flows as compared to 2002. Our cash flows are also likely to decrease as a result of any prepayments of mortgage loans underlying our insured mortgage securities and any prepayments of mortgages held by the AIM Limited Partnerships. Prepayments of these mortgage loans will result in reductions in the respective mortgage bases. As a result, the net cash flows to us are likely to decrease over time. Our net cash flows will also decrease due to the failure to close the CDO transaction prior to January 23, 2004 or if we refinance the Bear Stearns Debt with debt which has a higher interest rate and/or greater amortization requirements. Cash flows are also likely to be affected if we incur further debt to acquire additional CMBS or for other corporate purposes. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." Our high level of debt limits our ability to obtain additional capital, significantly reduces income available for other activities, restricts our ability to react quickly to changes in our business, limits our ability to hedge our assets and liabilities, and makes us more vulnerable to economic downturns.

     Our ability to make mortgage related investments and acquisitions depends, among other things, on our ability to engage in such activities under the terms and conditions of the operative debt documents, our internally generated cash flows, and our ability to access additional capital. Factors which could affect our ability to access additional capital include, among other things, the cost and availability of such capital, the availability of investment product at attractive rates of return, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, the effects of terrorism, general economic conditions, perceptions in the capital markets of our business, restrictions under the operative debt documents, results of our operations, and our financial leverage, financial condition, and business prospects. There can be no assurance that we will be able to resume any of our prior activities or obtain additional capital, or that the terms of any such capital will be favorable to us.

     Limited Summary of Chapter 11 Reorganization Plan Including Exit Debt

     Our Chapter 11 reorganization plan (effective April 2001) provided for the payment in full of all of our allowed claims primarily through Chapter 11 recapitalization financing (including proceeds from certain asset sales) totaling $847 million. The sales of select CMBS and the sale of our interest in CMO-IV, a securitization transaction, generated proceeds of approximately $418.3 million toward the recapitalization financing, of which approximately $342.3 million was used to pay related borrowings and approximately $76.0 million was used to help fund our reorganization plan. Included in the balance of the recapitalization financing was approximately $262.4 million in Exit Debt provided by affiliates of Merrill Lynch and GACC through the Exit Variable-Rate Secured Borrowing, in the form of a repurchase transaction, and approximately $166.8 million in Exit Debt provided through two new series of senior secured notes issued to some of our unsecured creditors. As of June 5, 2001, all rights and obligations of Merrill Lynch and GACC under the Exit Variable-Rate Secured Borrowing operative agreements were assigned to ORIX Capital Markets, LLC. All Exit Debt, described in further detail below, was paid off in connection with the January 23, 2003 recapitalization.

     The approximate $262.4 million (original principal amount) Exit Variable-Rate Secured Borrowing provided for (i) interest at a rate of one-month LIBOR plus 3.25% payable monthly, (ii) principal repayment/amortization obligations, including, without limitation, a requirement to pay down an aggregate $50 million in principal by April 16, 2003 (the failure to pay down this amount would not have constituted an event of default but would have resulted in the continuation or reinstatement of certain restrictions and additional restrictions), (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of 24, 30, 36 and 42 months after the Chapter 11 effective date and (iv) maturity on April 16, 2005 assuming we exercised our options to extend the maturity date of the debt. The approximate $166.8 million fixed-rate secured financing was effected through the issuance of two series of secured notes under two separate indentures. The Series A Senior Secured Notes, representing an aggregate original principal amount of $105 million, provided for (i) interest at a rate of 11.75% per annum payable monthly, (ii) principal repayment/amortization obligations, including, without limitation, a principal payment obligation of $5 million due April 15, 2003 (the failure to make this payment would not have constituted an event of default but would have resulted in a 200 basis point increase in the interest rate on the unpaid principal amount if certain miscellaneous collateral was not sold or otherwise disposed
of), (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of 48, 54 and 60 months after the Chapter 11 effective date and (iv) maturity on April 15, 2006. The Series B Senior Secured Notes, representing an aggregate original principal amount of approximately $61.8 million, provided for
(i) interest at a rate of 13% per annum payable semi-annually with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees of 1.5% of the unpaid principal balance payable at the end of 48, 54 and 60 months after the Chapter 11 effective date (with the payment 60 months after the Bankruptcy effective date also including an amount based on the unpaid principal balance 66 months after the Bankruptcy effective date) and (iii) maturity on April 15, 2007. The Exit Debt described above was secured directly or indirectly by substantially all of our assets. There were restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds in connection with the Exit Debt. See Note 7 to Notes to Consolidated Financial Statements for additional information regarding the Exit Debt.

     The terms of the Exit Debt significantly restricted the amount of cash dividends that could be paid to shareholders. One restriction provided that if total realized losses and appraisal reduction amounts on properties related to mortgage loans underlying our subordinated CMBS, as determined under the Exit Debt operative documents, exceeded certain loss thresholds, then we were prohibited from paying cash dividends or making other cash distributions or payments to shareholders, except as required to maintain REIT status. As of December 31, 2001 and December 31, 2002, total realized losses and appraisal reduction amounts had exceeded the loss threshold amounts under the applicable Exit Debt operative documents. Exceeding such loss threshold amounts resulted in restrictions on the acquisition of CMBS rated "B" or lower or unrated. Additional restrictions included restrictions on the use of proceeds from our equity investments and specified cash flows from certain assets acquired after the Chapter 11 effective date.

     Summary of Cash Position and Shareholders' Equity

     As of December 31, 2002, our restricted and unrestricted cash and cash equivalents aggregated approximately $37.2 million, including cash and cash equivalents of approximately $12.6 million held by CMSLP. In addition to our cash, we had additional liquidity at December 31, 2002 comprised of a $5.7 million GNMA mortgage-backed security, $5.2 million in Other MBS and $3.3 million of investment grade CMBS owned by CMSLP, all of which are included elsewhere in our balance sheet. After giving effect to the January 2003 recapitalization, the related retirement of the Exit Debt, and operations thru mid March 2003, our total liquidity was approximately $17.8 million at March 21, 2003.

     As of December 31, 2002 and 2001, shareholders' equity was approximately $291.7 million or $16.32 per diluted share and approximately $261.0 million or $11.54 per diluted share, respectively. After giving effect to the redemption of the Series E Preferred Stock and the First Union settlement which occurred in March 2002, our pro forma book value per diluted share would have been $14.18 as of December 31, 2001. These diluted book value per share amounts are based on shareholders' equity presented in accordance with GAAP. These amounts include, among other things, the net assets related to our CMBS rated A+ through BBB, which we do not actually own, but they are required by GAAP to be included on our balance sheet (see "Summary of CMBS" below for a further discussion).

These CMBS are reflected at fair value and the related match-funded debt at amortized cost, in each case in accordance with GAAP. The increase in the diluted book value per share is primarily attributable to an overall increase in the total fair value of our CMBS and insured mortgage securities primarily due to a decrease in long-term interest rates and tighter spreads on certain CMBS as of December 31, 2002 compared to December 31, 2001, partially offset by the net loss to common shareholders of approximately $64.2 million for the year ended December 31, 2002.

     Summary of CMBS

     As of December 31, 2002, we owned, in accordance with GAAP, CMBS (excludes Other MBS) with an aggregate face amount of approximately $1.5 billion rated from A+ to CCC and unrated. Such CMBS had an aggregate fair value of approximately $862 million (representing approximately 69% of our total consolidated assets) and an aggregate amortized cost of approximately $761 million. Such CMBS represent investments in securities issued in connection with CRIIMI MAE Trust I Series 1996-C1 (or CBO-1), CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2) and Nomura Asset Securities Corporation Series 1998-D6 (or Nomura). The following is a summary of the ratings of our CMBS as of December 31, 2002:

         Rating                             Fair Value             % of CMBS
         ------                             ----------             ---------
         A+, BBB+ or BBB (a)                    $326.5                38%
         BB+, BB or BB-                         $338.9                39%
         B+, B, B- or CCC                       $176.6                21%
         Unrated                                 $20.0                 2%


(a) Represents investment grade CMBS that we reflect as assets on our balance sheet as a result of CBO-2. As indicated in footnote 4 to the table below, GAAP requires both these assets (reflected as "CMBS pledged to Secure Securitized Mortgage Obligation-CMBS") and their related liabilities (reflected as "Collateralized bond obligations - CMBS") to be reflected on our balance sheet. All cash flows related to the investment grade CMBS are used to service the corresponding debt. As a result, we currently receive no cash flows from the investment grade CMBS.

     As of December 31, 2002, the weighted average interest rate and the loss adjusted weighted average life (based on face amount) of the investment grade securities was 7.0% and 8.6 years, respectively. The weighted average interest rate and the loss adjusted weighted average life (based on face amount) of the BB+ through unrated CMBS securities, sometimes referred to as the retained portfolio, were 5.3% and 10.5 years, respectively. The aggregate investment by the rating of the CMBS is as follows:

                                                                     Discount Rate
                                                                       or Range of
                               Weighted                              Discount Rates
                               Average        Loss       Fair Value      Used to
                  Face Amount Pass-Through  Adjusted       as of     Calculate Fair  Amortized Cost   Amortized Cost
                     as of      Rate as     Weighted      12/31/02        Value      as of 12/31/02   as of 12/31/01
                 12/31/02 (in     of       Average Life      (in      as of 12/31/02   (in millions)   (in millions)
Security Rating    millions)    12/31/02        (1)       millions)      (9) (10)           (5)             (6)
----------------------------------------------------------------------------------------------------------------------
Investment Grade Portfolio
A+ (4)            $   62.6         7.0%     4 years      $  66.0             5.1%     $   59.4            $   58.7

BBB+ (4)             150.6         7.0%    10 years        150.6             7.0%        132.3               131.1

BBB (4)              115.2         7.0%    10 years        109.9             7.7%         95.3                94.2

Retained Portfolio
BB+                  319.0         7.0%    11 years        259.4       9.8%-10.2%        223.0               219.0

BB                    70.9         7.0%    13 years         54.2            10.8%         46.8                46.0

BB-                   35.5         7.0%    14 years         25.3            11.6%         20.8                20.5

B+                    88.6         7.0%    14 years         50.4            14.9%         46.0                45.2

B                    177.2         7.0%    17 years         94.3      15.4%-15.7%         85.1                83.7

B- (2)               118.3         7.1%    24 years         28.1           16.0%-         28.1                48.1
                                                                       20.0%  (9)

CCC (2)               70.9         0.1%     2 years          3.8             (10)          3.8                13.1

Unrated/Issuer's
Equity (2) (3)       326.1         2.1%     1 year          20.0             (10)         20.0                62.8
                 ----------                             ---------                    ----------          ----------
Total (8)         $1,534.9         5.7%    10 years      $ 862.0 (8)                  $  760.6  (7)       $  822.4
                 ==========                             =========                    ==========          ==========


(1) The loss adjusted weighted average life represents the weighted average expected life of the CMBS based on our current estimate of future losses. As of December 31, 2002, the fair values of the B-, CCC and the unrated/issuer's equity in Nomura, CBO-1, and CBO-2 were derived solely from interest cash flow anticipated to be received since our current loss expectation assumes that the full principal amount of these securities will not be recovered. See also "Advance Limitations, Appraisal Reductions and Losses on CMBS" below.

(2) As of December 31, 2002, the subordinated CMBS from CBO-1 and CBO-2 (with the exception of the CBO-2 issuer's equity which has no stated coupon rate) have stated coupon rates of 8.0% and 7.0%, respectively, while the weighted average net coupon rates of the CMBS underlying CBO-1 and CBO-2 are approximately 8.3% and 6.7%, respectively (prior to the consideration of losses, prepayments and extensions on the underlying mortgage loans). The subordinated CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on the subordinated CMBS. Such interest shortfalls will continue to accumulate until they (i) are repaid through excess interest and/or recoveries on the underlying CMBS or (ii) are realized as a loss of principal on the subordinated CMBS. Based on our overall expected loss estimate as of December 31, 2002, the CBO-2 subordinated CMBS currently rated B- and CCC and the Nomura unrated CMBS are expected to incur approximately $55.4 million, $4.6 million, and $1.9 million, respectively, of losses directly attributable to accumulated and unpaid interest shortfalls over their expected lives. Such anticipated losses and shortfalls have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of December 31, 2002.

(3) The unrated subordinated CMBS from CBO-2 currently does not have a stated coupon rate since these securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority. As a result, effective coupon rates on these securities are highly sensitive to the effective coupon rates and monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-2.

(4) In connection with CBO-2, $62.6 million (originally A rated, currently A+ rated) and $60.0 million (originally BBB rated, currently BBB+ rated) face amount of investment grade CMBS were sold with call options and $345 million (originally A rated, currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, we initially retained $90.6 million (originally BBB rated, currently BBB+ rated) and $115.2 million (originally BBB- rated, currently BBB rated) face amount of CMBS, both with call options, with the intention to sell these CMBS at a later date. Such sale occurred March 5, 1999. Since we retained call options on certain sold CMBS (the A+, BBB+ and BBB bonds), we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 125 and thus these CMBS are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, we have retained these CMBS with call options and reflected them in our subordinated CMBS on the balance sheet to which we currently receive no economic benefit.

(5) Amortized cost reflects impairment charges of approximately $70.2 million related to the unrated/issuer's equity bonds, the CCC bond and the B- bond in CBO-2, which were recognized during the year ended December 31, 2002. These impairment charges are in addition to the cumulative impairment charges of approximately $178.1 million that were recognized through December 31, 2001. The impairment charges are discussed in "Results of Operations."

(6) Amortized cost reflects approximately $178.1 million of cumulative impairment charges related to certain CMBS (all CMBS except those rated A+ and BBB+), which were recognized through December 31, 2001.

(7) See "BUSINESS - Certain Risk Factors - Risk of Loss of REIT Status and Other Tax Matters" for information regarding the subordinated CMBS for tax purposes.

(8) As of December 31, 2002, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $19.3 million, $837.2 million and $5.5 million, respectively.

(9) The discount rate is applied to gross scheduled cash flows as opposed to loss adjusted cash flows for purposes of calculating fair values.

(10) As a result of the significant loss of principal on these CMBS, we have used a significantly high discount rate to determine a reasonable fair value of these CMBS. The weighted average yield-to-maturity of the CCC and unrated/issuer's equity is 5.8% and 8.6%, respectively.

     Determination of Fair Value of CMBS

     Our determination of fair values for our CMBS portfolio is a subjective process. The process begins with the compilation and evaluation of pricing information (such as nominal spreads to U.S. Treasury securities or nominal yields) that, in our view, is commensurate with the market's perception of value and risk of comparable assets. We use a variety of sources to compile such pricing information including: (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS or to the CMBS (or collateral) underlying our CMBS issued in connection with CBO-1 and CBO-2), (ii) communications with dealers and active CMBS investors regarding the pricing and valuation of comparable securities, (iii) institutionally available research reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market's perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of commercial mortgage loans. We make further fair value adjustments to such pricing information, which is then used to determine the fair value of our CMBS using a discounted cash flow approach. Expected future gross cash flows are discounted at market yields for our rated CMBS, depending on the rating, and at a fixed discount rate for our unrated/issuer's equity. Furthermore, the fair value for those CMBS incurring principal losses and interest shortfalls (i.e., CBO-2 B-and CCC bonds, and our unrated/issuer's equity) based on our overall expected loss estimate are valued at a loss-adjusted yield to maturity that, in our view, is commensurate with the market's perception of value and risk of comparable securities, using the same discounted cash flow approach. Such anticipated principal losses and interest shortfalls have been taken into consideration in the calculation of fair market values and yields to maturity used to recognize interest income as of December 31, 2002. In addition, we considered the impact of our recent recapitalization and the value of competing offers in determining our year end fair values. Since we calculated the estimated fair value of our CMBS as of December 31, 2002 and 2001, we have disclosed the range of discount rates by rating category used in determining the fair values as of December 31, 2002 in the table above.

     The liquidity of the subordinated CMBS market has historically been limited. Additionally, during adverse market conditions, the liquidity of such market has been severely limited. For this reason, among others, management's estimate of the value of our subordinated CMBS could vary significantly from the value that could be realized in a current transaction between a willing buyer and a willing seller in other than a forced sale or liquidation.

     Mortgage Loan Pool

     Through CMSLP, we perform servicing functions on commercial mortgage loans underlying our CMBS totaling $17.4 billion and $19.3 billion as of December 31, 2002 and 2001, respectively. The mortgage loans underlying our subordinated CMBS are secured by properties of the types and in the geographic locations identified below:

                      12/31/02          12/31/01                                         12/31/02          12/31/01
Property Type      Percentage(i)      Percentage(i)         Geographic Location(ii)   Percentage(i)      Percentage(i)
-------------      -------------      -------------         ----------------------    -------------      -------------
Retail.............      31%                30%             California..................    17%                16%
Multifamily........      28%                29%             Texas.......................    12%                13%
Hotel..............      15%                14%             Florida.....................     8%                 8%
Office.............      13%                13%             Pennsylvania................     5%                 5%
Other (iv).........      13%                14%             Georgia.....................     4%                 5%
                         ---          ---------             Other(iii)..................    54%                53%
    Total..........     100%               100%                                             ---        -----------
                        ====          =========                 Total...................   100%               100%
                                                                                           ====        ===========


(i) Based on a percentage of the total unpaid principal balance of the underlying loans.
(ii)     No significant concentration by region.
(iii)    No other individual state makes up more than 5% of the total.
(iv) Our ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes subordinated CMBS in which our exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the "Subordinated Healthcare/Senior-Housing CMBS"). These other subordinated CMBS are not owned by us and are subordinate to our CMBS in this transaction. As a result, our investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the other subordinated CMBS not owned by us.

     Specially Serviced Mortgage Loans

     CMSLP performs special servicing on the loans underlying our subordinated CMBS. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. We believe that because we own over a majority of (and in almost all cases 100% of) the first loss unrated or lowest rated bond of all but two of the CMBS transactions underlying our subordinated CMBS, CMSLP has an incentive to efficiently and effectively resolve any loan workouts. As of December 31, 2002 and 2001, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

                                                          12/31/02                    12/31/01
                                                          --------                    --------
Specially serviced loans due to monetary default (a)   $736.1 million            $701.7 million

Specially serviced loans due to covenant default/other   74.7 million              90.0 million
                                                       --------------           ----------------
Total specially serviced loans (b)                     $810.8 million            $791.7 million
                                                       ==============           ================
Percentage of total mortgage loans (b)                    4.7%                      4.1%
                                                       ==============           ================


(a) Includes $130.5 million and $94.5 million, respectively, of real estate owned by underlying trusts. See also the table below regarding property type concentrations for further information on real estate owned by underlying trusts.
(b) As of February 28, 2003, total specially serviced loans were approximately $1.1 billion, or 6.3% of the total mortgage loans. See discussion below for additional information regarding specially serviced loans.

     The specially serviced mortgage loans as of December 31, 2002 were secured by properties of the types and located in the states identified below:

Property Type      $ (in millions)    Percentage            Geographic Location     $ (in millions)    Percentage
-------------      ---------------    ----------            -------------------     ---------------    ----------
Hotel............   $  494.7  (1)         61%               Florida...............     $ 134.3             17%
Retail...........      200.8  (2)         25%               Oregon................        91.8             11%
Multifamily......       42.6               5%               Texas.................        86.6             11%
Healthcare.......       26.7               3%               California............        46.1              6%
Office...........       22.6               3%               Georgia ..............        42.1              5%
Industrial.......       13.7               2%               North Carolina........        28.9              3%
Other............        9.7               1%               Other.................       381.0             47%
                    ------------       ----------                                      --------         ---------
  Total..........   $  810.8             100%                 Total...............     $ 810.8            100%
                    ============       ==========                                      ========         =========


(1) Approximately $80.4 million of these loans in special servicing are real estate owned by underlying trusts.
(2) Approximately $32.7 million of these loans in special servicing are real estate owned by underlying trusts.

     As reflected above, as of December 31, 2002, approximately $494.7 million, or 61%, of the specially serviced mortgage loans are secured by mortgages on hotel properties. The hotel properties that secure the mortgage loans underlying our subordinated CMBS are geographically diverse, with a mix of hotel property types and franchise affiliations. The following table summarizes the hotel mortgage loans underlying our subordinated CMBS as of December 31, 2002:

                                     Total Outstanding      Percentage of          Amount in
                                     Principal Balance    Total Hotel Loans     Special Servicing
                                     -----------------    -----------------     -----------------
Full service hotels (2)               $ 1.4 billion              54%            $ 206.6 million
Limited service hotels (1)              1.2 billion              46%              288.1 million
                                      --------------            ----            ----------------
    Totals                            $ 2.6 billion             100%            $ 494.7 million
                                      =============             ====            ================


(1) Limited service hotels are generally hotels with room-only operations or hotels that offer a bedroom and bathroom, but limited other amenities, and are often in the budget or economy group.
(2) Full service hotels are generally mid-price, upscale or luxury hotels with restaurant and lounge facilities and other amenities.

     Of the $494.7 million of hotel loans in special servicing as of December 31, 2002, approximately $295.2 million, or 60%, relate to four borrowing relationships more fully described as follows:

o Sixteen loans and eight real estate owned properties with scheduled principal balances totaling approximately $92.2 million spread across four CMBS transactions secured by hotel properties throughout the U.S. As of December 31, 2002, our total exposure, including advances, on these loans
     is approximately $96.4 million.   In one of these CMBS transactions, which
     contains 10 loans with scheduled principal balances totaling $39.0 million, we hold only a 25% ownership interest in the non-rated class. In the other three CMBS transactions, we hold a 100% ownership interest in the non-rated class. Twenty-five loans were transferred into special servicing in December 2001 due to the bankruptcy filing of each special purpose borrowing entity and their parent company. Since the bankruptcy filing, as part of a consensual plan, eight properties with scheduled principal balances totaling $26.3 million have become real estate owned by underlying trusts, one loan with a scheduled principal balance totaling $5.3 million has been paid in full and the remaining sixteen loans with scheduled principal balances totaling $65.9 million were granted maturity date extensions and have been returned to performing status, and are in the process of being transferred out of special servicing.

o Twenty-seven loans with scheduled principal balances totaling approximately $138.1 million spread across three CMBS transactions secured by hotel properties in the west and Pacific northwest states. As of December 31, 2002, our total exposure, including advances, on these loans is approximately $160.4 million. The borrower had filed for bankruptcy protection in October 2001. The borrower has indicated that the properties have experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks. We have entered into a consensual settlement agreement dated February 25, 2003 pursuant to which the loan terms will be amended and modified. The parties are currently proceeding toward closing a comprehensive loan modification that should return the loans to performing status.

o Five loans with scheduled principal balances totaling approximately $45.7 million secured by hotel properties in Florida and Texas. As of December 31, 2002, our total exposure, including advances, on these loans is approximately $50.7 million. The loans are past due for the July 2002 and all subsequent payments. The balance and paid-through date do not reflect the recent application in 2003 of approximately $3.5 million of insurance proceeds and of sporadic payments received from the borrower throughout the year. The borrower and lender have entered into negotiations concerning a consensual modification of the loan terms.

o Nine loans with scheduled principal balances totaling approximately $19.2 million secured by limited service hotels in midwestern states. As of December 31, 2002, our total exposure, including advances, on these loans is approximately $20.9 million. The loans are past due for the April 2002 and all subsequent payments. The borrower cites reduced occupancy related to the recent downturn in travel as the cause for a drop in operating performance at the properties. CMSLP was attempting to negotiate a workout with the borrower, but the borrower filed for bankruptcy protection in February 2003.

     In addition to the borrowing relationships described above, subsequent to December 31, 2002 there were the following two additional transfers to special servicing of large hotel loans, one for an imminent payment default and the other for a non-monetary default. These defaults were considered in our December 31, 2002 loss assessment.

o One loan with a scheduled principal balance totaling approximately $81.1 million secured by 13 extended stay hotels located throughout the country. This loan was transferred to special servicing in January
     2003 due to the borrower's request for forbearance and the resulting possibility of an imminent payment default. In its request, the borrower cited continuing reduced operating performance at its hotel properties, which it did not expect to improve in the foreseeable future. CMSLP entered into a short-term forbearance agreement with the borrower, and a consensual term sheet to restructure and modify the loan terms. We recently closed a loan modification agreement with the borrower that is expected to return the loan to performing status in the future.

o One loan with a scheduled principal balance totaling approximately $131.1 million, secured by 93 limited service hotels located in 29 states. The loan was transferred to special servicing in January 2003. The loan is current for payments, but was transferred to special servicing due to the unauthorized leasing of some of the collateral properties by the borrower, and unapproved franchise changes by the borrower, among other reasons. We have entered into a Confidentiality and Pre-Negotiation Agreement in an attempt to reach a consensual resolution of this matter.

     For each of the borrowing relationships described in the paragraphs above, we believe that we have adequate reserves for losses that we may incur in the future. There can be no assurance that the losses incurred in the future will not exceed our current reserves (see discussion below regarding increase in loss estimates).

     The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2001 to December 31, 2002:

                                                                    (in
                                                                 millions)
                                                                -------------

     Specially Serviced Loans, December 31, 2001                   $ 791.7
          Transfers in due to monetary default                       372.8
          Transfers in due to covenant default and other              23.6
          Transfers out of special servicing                        (353.9)
          Loan amortization  (1)                                     (23.4)
                                                                -------------
     Specially Serviced Loans, December 31, 2002                   $ 810.8 (2)
                                                                =============


(1) Represents the reduction of the scheduled principal balances due to advances made by the master servicers.
(2) Specially serviced loans total approximately $1.1 billion as of February 28, 2003.

     For all loans in special servicing, CMSLP is pursuing remedies available to it in order to maximize the recovery of the outstanding debt. See Exhibit 99(o) to this Annual Report on Form 10-K for a detailed listing of all specially serviced loans underlying our subordinated CMBS as of December 31, 2002.

     Advance Limitations, Appraisal Reductions and Losses on CMBS

     We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations to the most subordinate securities (only in certain underlying CMBS transactions) or appraisal reductions. The servicing advance limitations permit the master servicer (in those certain underlying CMBS transactions) to make only one principal and interest advance with regard to a delinquent mortgage loan. Thereafter, no future monthly principal and interest advances will be made by the master servicer until the amount of the most subordinate CMBS current coupon is eliminated. This restriction is enforced until an appraisal reduction has been determined or the loan payments are brought current. The appraisal reduction generally requires the master servicer to stop advancing interest payments on the amount by which the sum of unpaid principal balance of the loan, advances and other expenses exceeds 90% (in most cases) of the appraisal amount, thus reducing our cash flows as the holder of the first loss unrated or lowest rated bonds, as if such appraisal reduction was a realized loss. For example, assuming a weighted average coupon of 6%, a $1 million appraisal reduction would reduce our net cash flows by $60,000 on an annual basis. An appraisal reduction may result in a higher or lower realized loss based on the ultimate disposition or work-out of the mortgage loan. Appraisal reductions for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

(in thousands)                                              CBO-1        CBO-2       Nomura        Total
--------------                                              -----        -----       ------        -----
Year 2000                                                   $1,872    $18,871       $    --      $ 20,743
Year 2001                                                   15,599     31,962           874        48,435
Year 2002                                                    9,088     48,953        13,530        71,571
                                                           --------   --------      --------     ---------
Cumulative Appraisal Reductions through December 31, 2002  $26,559    $99,786       $14,404     $ 140,749
                                                           ========   ========      ========    ==========


     * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, when CMSLP obtains a third-party appraisal, it calculates one.

     As previously discussed, certain bonds from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives. The following tables summarize the actual realized losses on our CMBS through December 31, 2002 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future losses through the life of the CMBS:

(in thousands)                                                 CBO 1         CBO 2        Nomura        Total
--------------                                                 -----         -----        ------        -----
Year 1999 actual realized losses                               $  738        $   --       $   --       $   738
Year 2000 actual realized losses                                3,201         1,087           --         4,288
Year 2001 actual realized losses                                  545         8,397          238         9,180
Year 2002 actual realized losses                               11,554        25,113          563        37,230
                                                              -------       --------     --------      --------
Cumulative actual realized losses through December 31, 2002  $ 16,038       $34,597        $ 801       $51,436
                                                             ========       ========     ========      ========

Cumulative actual realized losses through December 31, 2002  $ 16,038       $34,597        $ 801       $51,436
Expected loss estimates for the year 2003                      54,410       136,771        6,438       197,619
Expected loss estimates for the years 2004                     17,771        89,783       20,016       127,570
Expected loss estimates for the years 2005                     11,887        37,545        4,452        53,884
Expected loss estimates for the years 2006-2008                 5,268        32,684       10,257        48,209
Expected loss estimates for the years 2009-2011                 3,543         5,904        3,206        12,653
Expected loss estimates for the remaining life of CMBS          2,865         7,557        1,364        11,786
                                                             --------      --------      ---------   ----------
Cumulative expected loss estimates (including cumulative
   actual realized losses) through life of CMBS              $111,782      $344,841      $46,534     $ 503,157
                                                             ========      ========      =========   ==========


     We revised our overall expected loss estimate related to our subordinated CMBS from $335 million as of December 31, 2001 to $351 million as of June 30, 2002 to $448 million as of September 30, 2002 to $503 million as of December 31, 2002, with such total losses occurring or expected to occur through the life of the subordinated CMBS. These revisions to the overall expected loss estimate were primarily the result of increased mortgage loan defaults and increased projected losses (and assuming the related timing of losses will occur sooner than previously estimated) due to lower than anticipated appraisals and lower internal estimates of values on real estate owned by underlying trusts and properties underlying certain defaulted mortgage loans, which, when combined with the updated loss severity experience, has resulted in higher projected loss severities on loans and real estate owned by underlying trusts currently or anticipated to be in special servicing. Primary reasons for lower appraisals and lower estimates of value resulting in higher projected loss severities on mortgage loans include the poor performance of certain properties and related markets, failed workout negotiations, and extended time needed to liquidate assets due, in large part, to the continued softness in the economy, the continued downturn in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets, including the closing of stores by certain national and regional retailers. In addition, as previously discussed, two significant hotel loan portfolios transferred into special servicing in January 2003. The unpaid principal balances of these two hotel loan portfolios aggregate approximately $212.2 million. Our overall expected loss estimate of $503 million through the life of our subordinated CMBS includes our estimate of total principal write-downs to our subordinated CMBS due to realized losses related to underlying mortgage loans, and is included in the calculation of the current weighted average anticipated yield to maturity, as discussed below. There can be no assurance that our revised overall expected loss estimate of $503 million will not be exceeded as a result of additional or existing adverse events or circumstances. Such events or circumstances include, but are not limited to, the receipt of new or updated appraisals at lower than anticipated amounts, legal proceedings (including bankruptcy filings) involving borrowers, a continued weak economy or recession, an act of war, a delay in the disposition of specially serviced mortgage loans, additional defaults, or an unforeseen reduction in expected recoveries, any of which could result in additional future credit losses and/or further impairment to our subordinated CMBS, the effect of which could be materially adverse to us.

     At September 30, 2001, we revised our overall expected loss estimate related to our subordinated CMBS from $298 million to $307 million and, as of December 31, 2001, we further revised our overall expected loss estimate from $307 million to $335 million, with such total losses occurring or expected to occur over the life of the subordinated CMBS. The revisions to loss estimates during 2001 were primarily the result of the continued slowing U.S. economy and recession, exacerbated by the terrorist attacks on September 11, 2001 and threats of subsequent terrorism. As previously discussed, principally as a result of these adverse factors, the underlying mortgage loans had a greater than previously anticipated number of monetary defaults during 2001. Additionally, appraisal amounts on properties underlying certain defaulted loans were significantly lower than previously anticipated, thereby increasing the estimated principal loss on the commercial loans.

     See "Impairment on CMBS" for a discussion of the impairment charges recognized during 2002, 2001 and 2000.

Yield to Maturity

     The following table summarizes yield-to-maturity information relating to our CMBS on an aggregate pool basis:

                                                                                        Current
                                          Anticipated         Anticipated            Anticipated
                                           Yield-to-           Yield-to-              Yield-to-
                                           Maturity            Maturity               Maturity
         Pool                            as of 1/1/01 (1)   as of 1/1/02 (1)       as of 1/1/03 (1)
         ----                            ----------------   ----------------       ----------------
        CBO-2 CMBS                           11.8% (2)         12.1% (2)              11.6% (2)

        CBO-1 CMBS                           21.0% (2)         14.3% (2)              11.6% (2)

        Nomura CMBS                          25.3% (2)         28.7% (2)               8.0% (2)
                                            ----------       ------------           --------------

        Weighted Average (3)                 12.4% (2)         12.4% (2)              11.6% (2)


(1) Represents the anticipated weighted average yield over the expected average life of the CMBS as of January 1, 2001, January 1, 2002, and January 1, 2003 based on our estimate of the timing and amount of future credit losses.

(2) As previously discussed, as of December 31, 2000, September 31, 2001, December 31, 2001, June 30, 2002, September 30, 2002 and December 31, 2002, we revised our overall expected loss estimate related to our subordinated CMBS to $298 million, $307 million, $335 million, $351 million, $448 million and $503 million, respectively, which resulted in impairment recognition to certain subordinated CMBS. As a result of recognizing impairment, we revised the anticipated yields as of January 1, 2001, October 1, 2001, January 1, 2002, July 1, 2002, October 1, 2002 and
     January 1, 2003, which were or are, in the case of revised anticipated yields as of January 1, 2003, used to recognize interest income beginning on each of those dates. These anticipated revised yields took into account the lower cost basis due to the impairment recognized on the subordinated CMBS as of dates the losses were revised, and contemplated larger than previously anticipated losses that were generally expected to occur sooner than previously anticipated. The weighted average yield-to-maturity was 12.5% and 12.0% as of July 1, 2002 and October 1, 2002, respectively.

(3) GAAP requires that the income on subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in accounting income recognition which is greater than or less than cash received. For the years ended December 31, 2002, 2001 and 2000, the amount of income recognized in excess of cash received on all of the subordinated CMBS due to the effective interest rate method was approximately $11.4 million, $10.2 million and $15.2 million, respectively.

     Sensitivity of Fair Value to Changes in the Discount Rate

     The required rate of return used to determine the fair value of our subordinated CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium. These variables are combined to determine a total rate that, when used to discount the subordinated CMBS's assumed stream of future cash flows, results in a net present value of such cash flows. The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market's perception of the issuers of the subordinated CMBS and the credit fundamentals of the commercial properties underlying each pool of commercial mortgage loans. If we assumed that the discount rate used to determine the fair value of our CMBS (A+ through unrated bonds) increased by 100 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the value of our CMBS (A+ through unrated bonds) by approximately $50.0 million (or 5.8%) as of December 31, 2002. The 100 basis point increase in the discount rate would have resulted in a corresponding decrease in the value of our subordinated CMBS (BB+ through unrated bonds) by approximately $31.8 million (or 6.0%) as of December 31, 2002.

     This sensitivity is hypothetical and should be used with caution. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the subordinated CMBS is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

     Summary of Other Assets

     Portfolio Investment

     As of December 31, 2002 and 2001, our other assets consisted primarily of insured mortgage securities, equity investments, other mortgage-backed securities, cash and cash equivalents (as previously discussed), principal and interest receivables and real estate owned.

     We had $275.3 million and $343.1 million (at fair value) invested in insured mortgage securities as of December 31, 2002 and 2001, respectively. The reduction in fair value is primarily attributable to the prepayment of insured mortgages which had fair values of $71.9 million at December 31, 2001, partially offset by the effect of lower interest rates on the market value of the insured mortgage securities. As of December 31, 2002, 88% of our investment in insured mortgage securities were GNMA mortgage-backed securities and approximately 12% were FHA-insured certificates.

     As of December 31, 2002 and 2001, we had approximately $6.2 million and $9.3 million, respectively, in investments accounted for under the equity method of accounting. Included in equity investments are (a) the general partnership interests (2.9% to 4.9% ownership interests) in the AIM Limited Partnerships, and (b) a 20% limited partnership interest in the advisor to the AIM Limited Partnerships. The decrease in these investments is primarily the result of partner distributions declared by the AIM Limited Partnerships during 2002 due to loan pay-offs and normal cash flow distributions and impairment of approximately $460,000 that we recognized on our investment in the advisor to the AIM Limited Partnerships during 2002 (see discussion in "Mortgage Servicing/Equity in (Losses) Income from Investments"). The carrying values of our equity investments are expected to continue to decline over time as the AIM Limited Partnerships' asset bases decrease and proceeds are distributed to partners.

     Our Other MBS include primarily investment grade CMBS and investment grade residential mortgage-backed securities. As of December 31, 2002 and 2001, the fair values of our other MBS were approximately $5.2 million and $8.5 million, respectively.

     In October 2001, one of our wholly owned subsidiaries acquired certain partnership interests in a partnership that was the obligor on a mezzanine loan payable to us in exchange for curing a default on the first mortgage loan through a cash payment of approximately $276,000. This partnership and another of our wholly owned subsidiaries own 100% of the partnership interests in the partnership which is the obligor on the first mortgage loan. The first mortgage loan is secured by a shopping center in Orlando, Florida. As a result of this acquisition, we own 100% of the partnership interests and are consolidating the partnership's financial results as of October 1, 2001. We account for these assets as real estate owned, and the real estate is being held for investment. The mezzanine loan payable is eliminated in consolidation. As of December 31, 2002 and 2001, we had $8.8 million and $8.6 million, respectively, in real estate owned assets included in other assets ($8.4 million and $8.3 million, respectively, relating to the actual building and land). In addition, we had $7.2 million and $7.1 million of mortgage payable (net of discount) related to the real estate as of December 31, 2002 and 2001, respectively. We hope to reposition and stabilize this asset to increase its value, although there can be no assurance we will be able to do so.

     As discussed previously, $9.8 million of our goodwill and intangible assets related to the 1995 Merger were written-off on January 1, 2002 upon the adoption of SFAS No. 142.

     Mortgage Servicing

     As of December 31, 2002, CMSLP's other assets consisted primarily of investments in liquid, investment grade CMBS, advances receivable, fixed assets, investments in interest-only strips and investments in subadvisory contracts. As of December 31, 2001, CMSLP's other assets consisted primarily of advances receivable, investments in mortgage servicing rights, fixed assets, investments in interest-only strips and investments in subadvisory contracts. The servicing other assets have decreased by approximately $4.5 million from $18.3 million at December 31, 2001 to $13.8 million at December 31, 2002. The decrease is primarily the result of:

o a $4.1 million decrease in investments in mortgage servicing rights and a $1.9 million decrease in advances receivable following the sale of the CMBS servicing rights; and
o a $872,000 decrease in AIM Limited Partnerships' subadvisory contracts due to the decreasing mortgage base being serviced for the AIM Limited Partnerships by CMSLP and the impairment that was recognized on CMSLP's investment in the subadvisory contracts (see discussion in "Mortgage Servicing/Equity in (Losses) Income from Investments"); partially offset by
o the purchase of liquid, investment grade CMBS during 2002, which have a fair value of approximately $3.3 million as of December 31, 2002.

     Summary of Liabilities

     Portfolio Investment

     As of December 31, 2002 and 2001, our liabilities consisted primarily of debt, accrued interest and accrued payables. Total recourse debt decreased by approximately $31.5 million to $376.0 million as of December 31, 2002 from $407.6 million as of December 31, 2001 due to principal repayments of $36.2 million during 2002, partially offset by interest accretion of $4.6 million on the Series B Senior Secured Notes. Total non-recourse debt decreased by approximately $70.7 million to $546.0 million as of December 31, 2002 from $616.7 million as of December 31, 2001. This decrease is primarily attributable to significant prepayments of mortgages underlying the insured mortgage securities during 2002, which resulted in a corresponding reduction in the principal balances of the securitized mortgage obligations. Our payables and accrued liabilities increased by approximately $729,000 to $26.7 million as of December 31, 2002 from $25.9 million as of December 31, 2001 primarily as a result of a $4.3 million increase in accrued interest and extension fees on the Exit Debt and a $3.2 million increase in dividends payable due to the deferral of the second, third and fourth quarter 2002 preferred stock dividends, partially offset by a $6.8 million decrease in payables following the settlement of the litigation with First Union National Bank in March 2002.

     Mortgage Servicing

     As of December 31, 2002 and 2001, CMSLP's liabilities consisted primarily of accounts payable and accrued expenses. The liabilities as of December 31, 2001 also included a payable for a line of credit that was used by CMSLP to fund property protection advances as a master servicer. The servicing liabilities decreased by approximately $2.9 million to $757,000 as of December 31, 2002 from $3.7 million as of December 31, 2001. The decrease is primarily the result of the repayment of the $1.7 million line of credit for property protection advances following the sale of servicing rights in February 2002. The remaining decrease is the result of reduced normal operations following the sale of the servicing rights and the resulting reduction in staff.

Subsequent Events

     As previously discussed in "Limited Summary of January 2003 Recapitalization," BREF acquired 1,212,617 shares of our newly issued common stock, or approximately 8% of our outstanding common stock after giving effect to the share acquisition, at $11.50 per share, or approximately $13.9 million. BREF also received seven year warrants to purchase up to 336,835 additional shares of common stock at $11.50 per share. The fair value of the warrants was calculated as approximately $2.6 million. The assumptions we used to value the warrants are consistent with the assumptions used to value our stock options. The warrants will be accounted for as a component of equity. BREF also purchased $30 million of the BREF Debt and, at our option, BREF will purchase up to an additional $10 million of subordinated debt prior to January 23, 2004. Bear Stearns provided $300 million in secured financing in the form of a repurchase transaction.

     On the date of our recent January 2003 recapitalization, we effected an affiliate reorganization principally to indirectly secure the Bear Stearns Debt with the equity interests in CBO-1 and CBO-2. As a result of the affiliate reorganization, our REIT subsidiary (CBO REIT II), owns all securities previously pledged to secure the Exit Debt and indirectly owns all of the equity interests in CBO-1 and CBO-2 (through its ownership of the two qualified REIT subsidiaries which hold the equity interests in CBO-1 and CBO-2).

     In connection with the recapitalization, we expect to recognize certain amounts in our Consolidated Statement of Income during the first quarter of 2003. These amounts include the following:

o On January 23, 2003 and in connection with the closing of the recapitalization, amounts were deposited with the indenture trustee to pay all principal and interest on our outstanding Series A and Series
     B Senior Secured Notes on the March 10, 2003 redemption date. This redemption required 45 days prior notice. These notes were not considered repaid for GAAP purposes until the March 10, 2003 redemption date. The 45 day notice period resulted in additional interest expense during the period January 23, 2003 through March 10, 2003 since the Bear Stearns and BREF Debt were outstanding and the senior secured notes were also outstanding. This additional interest expense related to the 45 day notice period, which will be recognized during the first quarter of 2003, totaled approximately $3.1 million.
o Approximately $7.4 million will be recognized as a gain on extinguishment of debt, primarily due to the reversal of accrued extension fees on the Exit Debt.
o Approximately $2.6 million of expenses will be recognized related to severance and related payments, and accelerated vesting of stock options for our former Chairman, William B. Dockser, and former President,
     H. William Willoughby, whose employment contracts were terminated on January 23, 2003.

     In addition to the income statement items described above, transaction costs currently estimated to be approximately $6.2 million related to the recapitalization will be included on the Consolidated Balance Sheet as of March 31, 2003. Such costs will be allocated between debt and equity. The costs allocated to debt will be amortized using the effective interest method over the lives of the related debt. The costs allocated to equity will be reflected in equity net of the proceeds from the issuance of the common stock.

Dividends/Other

     No cash dividends were paid to common shareholders in 2002 or 2001. Unlike the Exit Debt, which significantly restricted the amount of cash dividends that could be paid, the BREF and Bear Stearns Debt permit the payment of cash dividends after the payment of required principal and interest on that debt.

     Other factors which could impact dividends, if any, include (i) the level of income earned on uninsured mortgage assets, such as subordinated CMBS (including, but not limited to, the amount of original issue discount income, interest shortfalls and losses on subordinated CMBS), (ii) net operating losses,
(iii) the fluctuating yields on short-term, variable-rate debt and the rate at which our LIBOR-based debt is priced, as well as the rate we pay on our other borrowings and fluctuations in long-term interest rates, (iv) changes in operating expenses, including hedging costs, (v) margin calls, (vi) the level of income earned on our insured mortgage securities depending primarily on prepayments and defaults, (vii) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, distributions from our subsidiaries can be reinvested, (viii) cash dividends paid on preferred shares, (ix) to the extent applicable, whether our taxable mortgage pools continue to be exempt from corporate level taxes, (x) realized losses on certain transactions, and (xi) the timing and amounts of cash flows attributable to our other lines of business - mortgage servicing and other fee income.

Taxable Mortgage Pool Risks

     See "Business - Risk Factors - Taxable Mortgage Pool Risks" for a discussion of taxable mortgage pool risks.

Investment Company Act

     For a discussion of the Investment Company Act and the risk to the Company if it were required to register as an Investment Company, see "BUSINESS-Risk Factors-Investment Company Act".

Critical Accounting Policies

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate the estimates we use to prepare the consolidated financial statements, and update those estimates as necessary. In general, management's estimates are based on historical experience, on information from third party professionals, and other various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates.

     Our significant accounting policies are described in Note 3 to Notes to Consolidated Financial Statements. We believe our most critical accounting estimates (a critical accounting policy being one that is both very important to the portrayal of our financial condition and results of operations and requires management's most difficult, subjective or complex judgments) include the determination of fair value of our subordinated CMBS and interest income recognition related to our subordinated CMBS.

o Fair Value of subordinated CMBS - Due to the limited liquidity of the subordinated CMBS market and the resulting lack of a secondary market, we estimate the values of our subordinated CMBS internally.
     These estimates require significant judgment regarding assumptions for defaults on the underlying commercial mortgage loan collateral, timing of loss realization and resultant loss severity and discount rates. Note 5 to Notes to Consolidated Financial Statements contains a detailed discussion of the methodology used to determine the fair value of our subordinated CMBS as well as a sensitivity analysis related to the fair value of these subordinated CMBS due to changes in assumptions related to losses on the underlying commercial mortgage loan collateral and discount rates.
o Interest Income recognition related to subordinated CMBS - Interest income recognition under EITF No. 99-20 requires us to make estimates regarding expected prepayment speeds as well as expected losses on the underlying commercial mortgage loan collateral (which directly impact the cash flows on our subordinated CMBS in the form of interest shortfalls and loss of principal) and the impact these factors would have on future cash flow. Note 5 to Notes to Consolidated Financial Statements details the expected realized losses by year that we expect to incur related to our subordinated CMBS. The cash flows we project to arrive at the effective interest rate to recognize interest income are adjusted for these expected losses. The judgment regarding future expected credit losses is subjective as credit performance is particular to an individual deal's specific underlying commercial mortgage loan collateral. In general, if we increase our expected losses or determine such losses will occur sooner than previously projected and the CMBS's fair value is below cost, then the CMBS will be considered impaired and adjusted to fair value with the impairment charge recorded through earnings.

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of
Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions" for the disposal of segments of a business. SFAS No. 144 established accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets be measured at the lower of carrying costs or fair value less selling costs, whether reported on continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on January 1, 2002. As discussed previously, we recognized approximately $801,000 of impairment in our Consolidated Statement of Income during 2002 related to our Portfolio Investment segment's investment in the advisor to the AIM Limited Partnerships and our Mortgage Servicing segment's investment in the AIM Limited Partnerships subadvisory contracts.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," that, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." With the rescission of SFAS No. 4, the early extinguishment of debt generally will no longer be classified as an extraordinary item for financial statement presentation purposes. The provision is effective for fiscal years beginning after May 15, 2002, with earlier application related to the rescission of SFAS No. 4 encouraged. We adopted the provisions related to the rescission of SFAS No. 4 on April 1, 2002. As a result, we have reclassified a $14.8 million gain on debt extinguishment in 2000 from an extraordinary item to an operating item. In addition, in 2003, we expect to recognize a gain on extinguishment of debt as a result of the retirement of the Exit Debt following the recapitalization in January 2003. The gain will be classified as an operating item.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 145 to have a material effect on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123 "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In accordance with SFAS No. 148, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (APB)

No. 25, "Accounting for Stock Issued to Employees," and have made the applicable disclosures in Note 14 to the consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation (or FIN) No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not expect the adoption of FIN No. 46 to have a material effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market. We will have fluctuations in the amount of interest expense paid on our variable rate debt primarily due to changes in one-month LIBOR. We will also experience fluctuations in the market value of our mortgage assets related to changes in the yields of U.S. Treasury securities as well as changes in the spread between U.S. Treasury securities and the mortgage assets. The combination of the risk free rate (U.S. Treasury yields) and the related spread is the discount rate used to determine the fair value of our mortgage assets. The U.S. Treasury yield used to determine the fair value of our mortgage assets is the current yield on a U.S. Treasury which has the same weighted average life of the related mortgage asset. As of December 31, 2002, the average U.S. Treasury rate used to price our CMBS, excluding the CCC and unrated/issuer's equity CMBS, had decreased by approximately 124 basis points and credit spreads had tightened on certain CMBS compared to December 31, 2001. The fair values of our B- and CCC CMBS in CBO-2 and our unrated/issuer's equity are determined using a loss adjusted yield to maturity, which is commensurate with the market's perception of value and risk of comparable assets. As described, interest rates impact the fair values of our CMBS, which affects our collateral coverage. See "Item 1 - BUSINESS - Borrowing and Refinancing Risks" for a discussion of our collateral coverage requirements under the Bear Stearns Debt.

     We have changed our method of presenting market risk disclosures from those disclosures presented in the December 31, 2001 Annual Report on Form 10-K. We believe that the market risk disclosures presented below provide more meaningful information to our shareholders in assessing the affect of changes in interest rates on the values of our assets and the interest expense on our variable rate debt.

Insured Mortgage Securities

     As of December 31, 2002, the weighted average life of the U.S. Treasury securities that were used to value the insured mortgage securities were significantly shorter than those used at December 31, 2001 due to lower market interest rates and other loan attributes of the underlying insured mortgage securities, which made the likelihood of the mortgage securities prepaying greater than the previous year. If we assumed that the discount rate used to determine the fair values of our insured mortgage securities increased by 100 basis points and 200 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the fair values of our insured mortgage securities by approximately $161,000 (or 0.1%) and approximately $319,000 (or 0.1%), respectively, as of December 31, 2002. A 100 basis point and 200 basis point increase in the discount rate would have resulted in a corresponding decrease in the fair values of our insured mortgage securities by approximately $15.3 million (or 4.5%) and approximately $29.4 million (or 8.6%), respectively, as of December 31, 2001.

CMBS

     The required rate of return used to determine the fair values of our CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium. These variables are combined to determine a total rate that, when used to discount the CMBS's assumed stream of future cash flows, results in the fair value of such cash flows. The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market's perception of the issuers of the CMBS and the credit fundamentals of the commercial properties underlying each underlying pool of commercial mortgage loans.

     If we assumed that the discount rate used to determine the fair values of our CMBS (A+ through unrated bonds) increased by 100 basis points and 200 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the fair values of our CMBS (A+ through unrated bonds) by approximately $50.0 million (or 5.8%) and approximately $95.9 million (or 11.1%), respectively, as of December 31, 2002. A 100 basis point and 200 basis point increase in the discount rate would have resulted in a corresponding decrease in the fair values of our CMBS (A+ through unrated bonds) by approximately $46.2 million (or 5.6%) and $88.5 million (or 10.7%), respectively, as of December 31, 2001. A 100 basis point and 200 basis point increase in the discount rate would have resulted in a corresponding decrease in the value of our subordinated CMBS (BB+ through unrated bonds) by approximately $31.8 million (or 6.0%) and $60.9 (or 11.5%), respectively, as of December 31, 2002. A 100 basis point and 200 basis point increase in the discount rate would have resulted in a corresponding decrease in the value of our subordinated CMBS (BB+ through unrated bonds) by approximately $28.9 million (or 5.5%) and $55.3 million (or 10.5%), respectively, as of December 31, 2001.

     See also Note 5 of Notes to Consolidated Financial Statements for a discussion of other factors that could affect the fair values of our CMBS, including changes in the timing and/or amount of credit losses on underlying mortgage loans, the receipt of mortgage payments earlier than projected due to prepayments, and delays in the receipt of monthly cash flow distributions on CMBS due to mortgage loan defaults and/or extensions in loan maturities.

Variable Rate Debt

     We have interest rate caps to mitigate the adverse effects of rising interest rates on the amount of interest expense payable under our variable rate debt. In April 2002, we purchased an interest rate cap. This interest rate cap, which was effective on May 1, 2002, is for a notional amount of $175.0 million, caps LIBOR at 3.25%, and matures on November 3, 2003. The cap was purchased for approximately $1.6 million. Our caps provide protection to the extent interest rates, based on a readily determinable interest rate index (typically one-month LIBOR), increase above the stated interest rate cap, in which case, we will receive payments based on the difference between the index and the caps. The terms of the caps as well as the stated interest rates of the caps, which in all cases are currently above the current rate of the index, will limit the amount of protection that the caps offer. The average one-month LIBOR index was 1.77% during the year ended December 31, 2002, which was a 10 basis point decrease from December 31, 2001.

     A 100 basis point change in the one-month LIBOR index would have changed our interest expense on our Exit Variable-Rate Secured Borrowing by approximately $2.3 million and $1.8 million during the years ended December 31, 2002 and 2001, respectively. As of March 1, 2003, a 100 basis point change would change our annual interest expense on the Bear Stearns Debt by approximately $3.0 million.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are set forth in this Annual Report on Form 10-K commencing on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 5, 2002, the Board of Directors, upon recommendation of the Audit Committee, selected Ernst & Young LLP as our independent accountants for our consolidated financial statements for the year ending on December 31, 2002. The Board, upon the recommendation of the Audit Committee, dismissed Arthur Andersen LLP on May 8, 2002, effective as of May 14, 2002, when Arthur Andersen completed its audit of the December 31, 2001 financial statements of the CRIIMI MAE Management Inc. Retirement Plan.

     Except as noted below, Arthur Andersen's reports on our consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. Arthur Andersen's report on our consolidated financial statements for the year ended December 31, 2000 contained a qualified opinion about our ability to continue as a going concern because of our voluntary filing for relief under Chapter 11 of the Bankruptcy Code on October 5, 1998. We emerged from Chapter 11 on April 17, 2001 and Arthur Andersen's subsequent report on our consolidated financial statements for the year ended December 31, 2001 did not contain such qualifying opinion. Arthur Andersen's report on our consolidated financial statements for the year ended December 31, 2001 referenced a change in (1) our method of accounting for derivatives and (2) the method of accounting related to the recognition of special servicing fee revenue of CMSLP.

     During the years ended December 31, 2001 and 2000 and through the date of dismissal, there were: (i) no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statements disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     We provided Arthur Andersen with a copy of the foregoing disclosures and Arthur Andersen submitted a letter, dated May 10, 2002, stating its agreement with such statements. These disclosures and Arthur Andersen's letter were filed with the SEC under Form 8-K on May 10, 2002.

     During the years ended December 31, 2001 and 2000 and the subsequent interim period through June 5, 2002, neither we nor anyone on our behalf consulted Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

     The information required by Part III (Item 10-Directors and Executive Officers, Item 11-Executive Compensation, Item 12-Security Ownership of Certain Beneficial Owners and Management and Item 13-Certain Relationships and Related Transactions) is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A relating to our 2003 annual meeting of shareholders.


ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934 are effective. Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls; however, we intend to implement certain actions within the next quarter designed to improve our credit loss estimation process, as discussed below.

     Although we believe our overall credit loss estimate is reasonable and correct, based upon our recent evaluation of our internal controls and written observations and recommendations received from our independent auditors, we have determined to take specific actions to improve our credit loss estimation process. This process is important to our CMBS income recognition, CMBS fair value determination and CMBS impairment assessment. Although we have made progress in improving our credit loss estimation process, we and our independent auditors believe that improvement is still needed in this process, particularly in connection with mortgage loan valuation and credit loss projection. In order to address these matters, we have already commenced re-underwriting all mortgage loans underlying our CMBS and have determined to take a number of additional actions  designed  to  improve  our credit  loss  estimation  process  including
(a) creating a new underwriting internal valuation group, (b) developing additional policies and procedures to better standardize our process, and
(c) employing, as appropriate, additional resources and expertise to the management of the loan loss estimation process. We intend to implement most of these actions prior to the end of the second quarter of 2003. It is noted that our independent auditors were not specifically engaged to evaluate or assess the internal controls over our overall loss estimate.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) List of documents filed as part of this report:

         1 and 2. Financial Statements and Financial Statement Schedules

Description                                                               Page
-----------                                                               ----

Report of Independent Public Accountants...................................F-1

Consolidated Balance Sheets as of December 31, 2002 and 2001...............F-2

Consolidated Statements of Income for the years ended
  December 31, 2002, 2001 and 2000.........................................F-3

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
Income for the years ended December 31, 2002, 2001 and 2000................F-4

Consolidated Statements of Cash Flows
  for the years ended December 31, 2002, 2001 and 2000.....................F-5

Notes to Consolidated Financial Statements ................................F-6


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

     (a) 3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

                  Exhibit No. 2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession.

                               a. Articles of Dissolution of CBO REIT, Inc., filed with the Maryland State Department of Assessments and Taxation on January 23, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission (or SEC) on January 30,
                                        2003).

                               b.       Third Amended Joint Plan of
                                        Reorganization as confirmed by the
                                        United States Bankruptcy Court for the
                                        District of Maryland, Greenbelt Division on November 22, 2000 (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on December 28,
                                        2000).

                  Exhibit No. 3 - Articles of Incorporation and bylaws.

                              a. Articles of Incorporation of CRIIMI Newco Member, Inc., filed with the Maryland State Department of Assessments and Taxation on January 10, 2003 (incorporated by reference to Exhibit
                                        3.1 to Form 8-K filed with the SEC on
                                        January 30, 2003).

                             b. Bylaws of CRIIMI Newco Member, Inc., effective as of January 10, 2003 (incorporated by reference to Exhibit
                                        3.2 to Form 8-K filed with the SEC on
                                        January 30, 2003).

                            c. Certificate of Formation of CRIIMI Newco, LLC, filed with the Delaware Secretary of State on January 10, 2003 (incorporated by reference to Exhibit
                                        3.3 to Form 8-K filed with the SEC on
                                        January 30, 2003).

                            d. Limited Liability Company Agreement of CRIIMI Newco, LLC, dated as of January 13, 2003 (incorporated by reference to Exhibit 10.6 to Form 8-K filed with the SEC on January 30, 2003).

                            e. Management Agreement for CRIIMI Newco, LLC, dated as of January 13, 2003 (incorporated by reference to Exhibit
                                        10.7 to Form 8-K filed with the SEC on
                                        January 30, 2003).

                            f. Articles of Incorporation of CBO REIT II, Inc., filed with the Maryland State Department of Assessments and Taxation on January 13, 2003 (incorporated by reference to Exhibit 3.4 to Form 8-K filed with the SEC on January 30, 2003).

                            g. Bylaws of CBO REIT II, Inc., effective as of January 13, 2003 (incorporated by reference to Exhibit 3.5 to Form 8-K filed with the SEC on January 30, 2003).

                            h. Certificate of Amendment of Certificate of Incorporation of CRIIMI MAE CMBS Corp., filed with the Maryland State Department of Assessments and Taxation on January 23, 2003 (incorporated by reference to Exhibit 3.6 to Form 8-K filed with the SEC on January 30, 2003).

                            i. Certificate of Amendment of Certificate of Incorporation of CRIIMI MAE QRS 1, Inc., filed the Maryland State Department of Assessments and Taxation on January 23, 2003 (incorporated by reference to Exhibit 3.7 to Form 8-K filed with the SEC on January 30, 2003).

                            j. Registrant's Articles of Amendment, filed with the Maryland State Department of Assessments and Taxation on October 12, 2001 (incorporated by reference to Exhibit 3.1 to the Company's Form S-8 filed with the SEC on June 13, 2002).

                            k. Registrant's Articles Supplementary for its Series H Junior Preferred Stock, filed with the Maryland State Department of Assessments and Taxation on January 30, 2002 (incorporated by reference to Exhibit 3.2 to the Company's Form S-8 filed with the SEC on June 13, 2002).

                            l. Registrant's Articles of Amendment, filed with the Maryland State Department of Assessments and Taxation on May 15, 2002 (incorporated by reference to
                                        Exhibit 3 to the Registrant's Current
                                        Report on Form 8-K filed with the SEC on May 16, 2002).

                            m.          Articles of Amendment and Restatement
                                        of CRIIMI MAE Inc., including Exhibit A,
                                        Exhibit B, Exhibit C and Exhibit D
                                        thereto pertaining to the preferences,
                                        conversion and other rights, voting
                                        powers, restrictions and limitations as
                                        to dividends, qualifications and terms
                                        and conditions of redemption of the
                                        Series B Cumulative Convertible
                                        Preferred Stock, Series E Cumulative
                                        Convertible Preferred Stock, the Series
                                        F Redeemable Cumulative Dividend
                                        Preferred Stock and the Series G
                                        Redeemable Cumulative Dividend Preferred
                                        Stock, respectively, filed with the
                                        Maryland State Department of Assessments and Taxation on April 17, 2001 (incorporated by reference to Exhibit
                                        3.1 to Current Report on Form 8-K filed
                                        with the SEC on June 1, 2001).

                            n. Articles of Amendment to Exhibit B of the Articles of Amendment and
                                        Restatement of CRIIMI MAE Inc. which
                                        pertains to the preferences, conversion
                                        and other rights, voting powers,
                                        restrictions and limitations as to
                                        dividends, qualifications and terms and
                                        conditions of redemption of the Series E
                                        Cumulative Convertible Preferred Stock
                                        (incorporated by reference to Exhibit 3
                                        to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

                            o. Second Amended and Restated Bylaws of CRIIMI MAE Inc. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the SEC on June 1, 2001).

                            p. Articles of Incorporation of CBO REIT, Inc. filed with the Maryland State Department of Assessments and Taxation on April 11, 2001 (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed with the SEC on June 1, 2001).

                            q. Bylaws of CBO REIT, Inc., effective as of April 17, 2001 (incorporated by reference to Exhibit 3.4 to Current Report on Form 8-K filed with the SEC on June 1, 2001).

                            r. Certificate of Incorporation of CRIIMI MAE QRS 1, Inc. (incorporated by reference to Exhibit 3(p) to Annual Report on Form 10-K for 1996.)

                            s.          Bylaws of CRIIMI MAE QRS 1, Inc.
                                        (incorporated by reference to Exhibit
                                        3(q) to Annual Report on Form 10-K for
                                        1996).

                            t. Certificate of Incorporation of CRIIMI MAE CMBS Corp (incorporated by reference to Exhibit 3(h) to Annual Report on Form 10-K for 2001).

                            u.          Bylaws of CRIIMI MAE CMBS Corp
                                        (incorporated by reference to Exhibit
                                        3(i) to Annual Report on Form 10-K for
                                        2001).

                            v. Articles of Incorporation of CRIIMI MAE Financial Corporation (incorporated by reference to Exhibit 3.1 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on September 12, 1995).

                            w.          By-laws of CRIIMI MAE Financial
                                        Corporation (incorporated by reference
                                        to Exhibit 3.2 to Form S-3 Registration
                                        Statement filed with the Securities and
                                        Exchange Commission on September 12,
                                        1995).

                            x. Articles of Incorporation of CRIIMI MAE Financial Corporation II (incorporated by reference to Exhibit 3(q) to Annual Report on Form 10-K for 1995).

                            y.          Bylaws of CRIIMI MAE Financial
                                        Corporation II (incorporated by
                                        reference to Exhibit 3(r) to Annual
                                        Report on Form 10-K for 1995).

                            z. Articles of Incorporation of CRIIMI MAE Financial Corporation III (incorporated by reference to Exhibit 3(s) to Annual Report on Form 10-K for 1995).

                            aa.         Bylaws of CRIIMI MAE Financial
                                        Corporation III (incorporated by
                                        reference to Exhibit 3(t) to Annual
                                        Report on Form 10-K for 1995).

                            bb. Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of June 1, 1995 between CRIIMI MAE Management, Inc. and CRIIMI MAE Services, Inc. (incorporated by reference to Exhibit 3(n) to Annual Report on Form 10-K for 1995).

                            cc.         First Amendment to the Limited
                                        Partnership Agreement of CRIIMI MAE
                                        Services Limited Partnership effective
                                        as of December 31, 1995 between CRIIMI
                                        MAE Management Inc. and CRIIMI MAE
                                        Services, Inc. (incorporated by
                                        reference to Exhibit 3(g) to Annual
                                        Report on Form 10-K for 1998).

                            dd.         Second Amendment to the Limited
                                        Partnership Agreement of CRIIMI MAE
                                        Services Limited Partnership effective
                                        as of January 2, 1997 between CRIIMI MAE
                                        Management Inc. and CRIIMI MAE Services,
                                        Inc. (incorporated by reference to
                                        Exhibit 3(h) to Annual Report on Form
                                        10-K for 1998).

                            ee.         Third Amendment to the Limited
                                        Partnership Agreement of CRIIMI MAE
                                        Services Limited Partnership effective
                                        as of December 31, 1997 between CRIIMI
                                        MAE Management Inc. and CRIIMI MAE
                                        Services, Inc. (incorporated by
                                        reference to Exhibit 3(i) to Annual
                                        Report on Form 10-K for 1998).

                            ff. Fourth Amendment to Limited Partnership Agreement of CRIIMI MAE Services Limited Partnership effective as of March 9, 2001 between CRIIMI MAE Services, Inc., CRIIMI MAE Management, Inc. and CMSLP Holding Company, Inc. (incorporated by reference to Exhibit 3(t) to Annual Report on Form 10-K for 2001).

                            gg.         Articles of Merger merging CRI
                                        Acquisition, Inc., CRICO Mortgage
                                        Company, Inc. and CRI/AIM Management,
                                        Inc. into CRIIMI MAE Management, Inc.
                                        (incorporated by reference to Exhibit
                                        10(i) to Annual Report on Form 10-K for
                                        1995).

                            hh. Agreement and Articles of Merger between CRIIMI MAE Inc. and CRI Insured Mortgage Association, Inc. as filed with the Office of the Secretary of the State of Delaware (incorporated by reference to
                                        Exhibit 3(f) to Quarterly Report on Form
                                        10-Q for the quarter ended June 30,
                                        1993).

                            ii. Agreement and Articles of Merger between CRIIMI MAE Inc. and CRI Insured Mortgage Association, Inc. as filed with the State Department of Assessment and Taxation for the State of Maryland (incorporated by reference to Exhibit 3(g) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).


                  Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.


                            a.          Senior Subordinated Secured Note
                                        Agreement, dated as of January 14, 2003, and all exhibits and schedules thereto, by and between CRIIMI MAE Inc. and Brascan Real Estate Finance Fund I, L.P. (incorporated by reference to Exhibit
                                        4.1 to Form 8-K filed with the SEC on
                                        January 30, 2003).

                            b.          Intercreditor and Subordination
                                        Agreement, dated as of January 14, 2003, by and among Bear, Stearns International Limited and Brascan Real Estate Financial Investments LLC (incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on January 30, 2003).

                            c. Warrant to Purchase Common Stock of CRIIMI MAE Inc., dated as of January 23, 2003 (incorporated by reference to Exhibit 4.3 to Form 8-K filed with the SEC on January 30, 2003).

                            d. Registration Rights Agreement, dated as of January 14, 2003, between CRIIMI MAE Inc. and Brascan Real Estate Finance Fund, L.P. (filed herewith).

                            e. Rights Agreement, dated as of January 23, 2002 between CRIIMI MAE Inc. and Registrar and Transfer Company, as Rights Agent (the "Rights Agreement"). The Rights Agreement includes, as Exhibit A, the form of Articles Supplementary to the Articles of Incorporation of the Company setting forth the terms of the Series H Preferred Stock, as Exhibit B, the form of Rights Certificate and, as Exhibit C, the form of Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 4 to Current Report on Form 8-K filed on January 25,
                                        2002).

                            f. Amended and Restated First Amendment to Rights Agreement, dated as of June 10, 2002 between CRIIMI MAE Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A/A filed with the SEC on June 13,
                                        2002).

                            g. Second Amendment to Rights Agreement, dated as of November 14, 2002 between CRIIMI MAE Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit
                                        4.2 to Form 8-A/A filed on November 15,
                                        2002).

                            h. Third Amendment to Rights Agreement, dated as of January 3, 2003 between CRIIMI MAE Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to the Company's Form 8-A/A filed with the SEC on January 3, 2003).

                            i. Indenture, dated as of April 17, 2001 and all exhibits and schedules thereto, by and between CRIIMI MAE Inc. and Wells Fargo Bank Minnesota, National Association, as trustee relating to the Series A Notes (incorporated by reference to Exhibit T3C to Amendment No. 2 to Form T-3 relating to Series A Notes Indenture filed with the SEC on April 13, 2001).

                            j. Indenture, dated as of April 17, 2001, and all exhibits and schedules thereto, by and between CRIIMI MAE Inc. and Wells Fargo Bank Minnesota, National Association, as trustees relating to the Series B Notes (incorporated by reference to Exhibit T3C to Amendment No. 2 to Form T-3 relating to Series B Notes Indenture filed with the SEC on April 13, 2001).

                            k. Registrant's 2001 Stock Incentive Plan (incorporated by reference to Annex B to Definitive Proxy Statement filed with the SEC on August 16, 2001).

                            l. Registrant's Second Amended and Restated Stock Option Plan for Key Employees (incorporated by reference herein to Exhibit G to Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed with the SEC on September 22,
                                        2000).

                            m. Dividend Reinvestment and Stock Purchase Plan between CRIIMI MAE Inc. and shareholders (incorporated by reference from the registration statement on Form S-3A filed December 9, 1997).

                            n. Prospectus dated July 8, 1998 whereby CRIIMI MAE Inc. offers participation in its Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from Form S-3 filed on July 9, 1998).

                  Exhibit No. 10 - Material contracts.

                            a. Repurchase Agreement, dated as of January 14, 2003, and all exhibits and schedules, among Bear, Stearns International Limited, as Buyer, CRIIMI Newco, LLC, as a Seller, and CBO REIT II, Inc., as a Seller (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 30, 2003).

                            b. Company Pledge Agreement, dated as of January 14, 2003, by and between CRIIMI MAE Inc. and Brascan Real Estate Finance Fund I, L.P. (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on January 30, 2003).

                            c. Newco Member Pledge Agreement, dated as of January 14, 2003, by and between CRIIMI Newco Member, Inc. and Brascan Real Estate Finance Fund I, L.P. (incorporated by reference to Exhibit
                                        10.4 to Form 8-K filed with the SEC on
                                        January 30, 2003).

                            d. Guarantee, dated as of January 14, 2003, by CRIIMI MAE Inc. in favor of Bear, Stearns International Limited
                                        (incorporated by reference to Exhibit
                                        10.5 to Form 8-K filed with the SEC on
                                        January 30, 2003).

                            e. Engagement Letter, dated as of January 14, 2003, by and between CRIIMI MAE Inc. and Bear, Stearns & Co. Inc.
                                        (incorporated by reference to Exhibit
                                        10.8 to Form 8-K filed with the SEC on
                                        January 30, 2003).

                            f. Amendment to Employment Agreement of William B. Dockser, dated as of January 14, 2003 (incorporated by reference to Exhibit 10.9 to Form 8-K filed with the SEC on January 30, 2003).

                            g.          Amendment to Employment Agreement of H.
                                        William Willoughby, dated as of January
                                        14, 2003 (incorporated by reference to
                                        Exhibit 10.10 to Form 8-K filed with the SEC on January 30, 2003).

                            h.          Investment Agreement dated as of
                                        November 14, 2002 between CRIIMI MAE
                                        Inc. and Brascan Real Estate Financial
                                        Investments LLC (incorporated by
                                        reference to Exhibit 10.2 to Form 8-K
                                        filed with the SEC on December 4, 2002).

                            i. Amendment No. 1 to Investment Agreement dated as of December 2, 2002 to the Investment Agreement between CRIIMI MAE Inc. and Brascan Real Estate Financial Investments LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on December 4, 2002).

                            j. Amendment No. 2 to Investment Agreement, dated as of January 13, 2003, by and between CRIIMI MAE Inc. and Brascan Real Estate Financial Investments LLC (incorporated by reference to Exhibit
                                        10.2 to Form 8-K filed with the SEC on
                                        January 30, 2003).

                            k. Exhibit D (Form of Non-Competition Agreement) to the Investment Agreement dated as of November 14, 2002 between CRIIMI MAE Inc. and Brascan Real Estate Financial Investments LLC (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).


                            l. Agreement dated May 20, 2002 between CRIIMI MAE Inc. and Friedman, Billings, Ramsey & Co., Inc. (or FBR) to retain FBR as our financial advisor
                                        (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

                            m. Master Repurchase Agreement and Annex I to the Master Repurchase Agreement, including Schedule 1-A (CBO-2
                                        Securities), Schedule 1-B (CBO-1/Nomura
                                        Securities), Schedule 1-D (Loss
                                        Threshold Amount) and Disclosure
                                        Schedule thereto (incorporated by
                                        reference to Exhibit 10.1 to Current
                                        Report on Form 8-K filed on June 1,
                                        2001).

                            n. Security and Pledge Agreement, dated as of April 17, 2001, made by CRIIMI MAE Inc. in favor of Merrill Lynch, Pierce, Fenner & Smith Incorporated, as collateral agent (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 1,
                                        2001).

                            o.          Addendum to Security and Pledge
                                        Agreement, dated as of April 17, 2001,
                                        executed by CBO REIT, Inc. and accepted
                                        and agreed to by Merrill Lynch, Pierce,
                                        Fenner & Smith, Incorporated, as
                                        collateral agent (incorporated by
                                        reference to Exhibit 10.5 to Current
                                        Report on Form 8-K filed on August 14,
                                        2001).

                            p.          Security, Pledge and Collateral
                                        Assignment Agreement, dated as of April
                                        17, 2001, among the Company, CRIIMI MAE
                                        Management, Inc. and CM Mallers
                                        Building, Inc. in favor of Wells Fargo
                                        Bank Minnesota, National Association, as collateral agent (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 14,
                                        2001).

                            q. Foreclosure/Transfer Agreement, dated as of April 17, 2001, among CRIIMI MAE Inc., Merrill Lynch International, acting through its agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Bank Minnesota, National Association, acting as trustee under two Indentures relating to Series A Notes and Series B Notes (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 1,
                                        2001).

                            r. Intercreditor Agreement, dated as of April 17, 2001, among Merrill Lynch International, acting through its agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Bank Minnesota, National Association, acting as trustee under two indentures relating to the Series A Notes and Series B Notes (incorporated by reference to Exhibit
                                        4.1 to Current Report on Form 8-K filed
                                        with the SEC on June 1, 2001).

                             s. Employment Agreement dated and effective as of June 29, 2001 between the Company and William B. Dockser (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 10,
                                        2001).

                             t. Employment Agreement dated and effective as of June 29, 2001 between the Company and H. William Willoughby (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 10,
                                        2001).

                             u.         Employment Agreement, dated and
                                        effective as of July 25, 2001, between
                                        the Company and David B. Iannarone
                                        (incorporated by reference to Exhibit
                                        10.1 to Current Report on Form 8-K filed on August 14, 2001).

                             v.         Employment Agreement, dated and
                                        effective as of July 25, 2001, between
                                        the Company and Cynthia O. Azzara
                                        (incorporated by reference to Exhibit
                                        10.2 to Current Report on Form 8-K filed on August 14, 2001).

                             w.         Employment Agreement, dated and
                                        effective as of July 25, 2001, between
                                        the Company and Brian L. Hanson
                                        (incorporated by reference to Exhibit
                                        10.3 to Current Report on Form 8-K filed on August 14, 2001).

                             x. CRIIMI MAE Management, Inc. Retirement Plan's Non-Standardized Adoption
                                        Agreement dated January 1, 2002 (filed
                                        herewith).

                             y.         Accudraft, Inc. Prototype Defined
                                        Contribution Retirement Plan (Basic Plan
                                        #01) for CRIIMI MAE Management, Inc.
                                        (filed herewith).

                             z. Preferred Stock Exchange Agreement entered into July 26, 2000 by CRIIMI MAE Inc. and the holder of its Series D Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit
                                        99.8 to Current Report on Form 8-K filed with the SEC on September 22, 2000).

                             aa. Preferred Stock Exchange Agreement between CRIIMI MAE Inc. and MeesPierson Investments Inc. dated February 22, 2000 (incorporated by reference to Exhibit
                                        99.1 to Current Report on Form 8-K filed with the SEC on April 10, 2000).

                             bb. Terms Indenture Agreement dated May 8, 1998 between CRIIMI MAE Commercial Mortgage Trust and the trustee (incorporated by reference to Exhibit 10(s) to Annual Report on Form 10-K for
                                        2001).

                             cc. Standard Indenture Provisions dated as of May 8, 1998 related to Terms Indenture Agreement dated May 8, 1998 between CRIIMI MAE Commercial Mortgage Trust and the trustee (incorporated by reference to Exhibit 10(t) to Annual Report on Form 10-K for 2001).

                             dd. Indenture Agreement dated December 20, 1996 between CRIIMI MAE QRS 1, Inc. and the trustee (incorporated by reference from Exhibit 4(sss) to Annual Report on Form 10-K for 1996).

                             ee. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds, Class A-1 (incorporated by reference to Exhibit 4(ttt) to Annual Report on Form 10-K for
                                        1996).

                             ff. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds, Class A-2 (incorporated by reference to Exhibit 4(uuu) to Annual Report on Form 10-K for
                                        1996).

                             gg. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds, Class B (incorporated by reference to Exhibit 4(vvv) to Annual Report on Form 10-K for
                                        1996).

                             hh. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds, Class C (incorporated by reference to Exhibit 4(www) to Annual Report on Form 10-K for
                                        1996).

                             ii. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds, Class D (incorporated by reference to Exhibit 4(xxx) to Annual Report on Form 10-K for
                                        1996).

                             jj. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds, Class E (incorporated by reference to Exhibit 4(yyy) to Annual Report on Form 10-K for
                                        1996).

                             kk. Form of Bond to CRIIMI MAE Trust 1 Commercial Mortgage Bonds, Class F (incorporated by reference to Exhibit 4(zzz) to Annual Report on Form 10-K for
                                        1996).

                             ll. Form of Indenture between CRIIMI MAE Financial Corporation and the trustee (incorporated by reference to Exhibit
                                        4.1 to S-3 Registration Statement filed
                                        with the Securities and Exchange
                                        Commission on September 12, 1995).

                             mm. Form of Bond (incorporated by reference to Exhibit 4.2 to S-3 Registration Statement filed with the Securities and Exchange Commission on September 12,
                                        1995).

                             nn. Seven Percent Funding Note due September 17, 2031 dated September 22, 1995 between CRIIMI MAE Financial Corporation II and the Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 4(bbb) to Annual Report on Form 10-K for 1995).

                             oo. Funding Note Purchase and Security Agreement dated as of September 22, 1995 among the Federal Home Loan Mortgage Corporation, CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation II
                                        (incorporated by reference to Exhibit
                                        4(ccc) to Annual Report on Form 10-K for
                                        1995).

                             pp. Assignment and Agreement dated as of September 22, 1995 between CRIIMI MAE Inc. and CRIIMI MAE Financial
                                        Corporation II (incorporated by
                                        reference to Exhibit 4(ddd) to Annual
                                        Report on Form 10-K for 1995).

                             qq. Funding Note dated December 15, 1995 between CRIIMI MAE Financial Corporation III and the Federal National Mortgage Association (incorporated by reference to Exhibit 4(lll) to Annual Report on Form 10-K for 1995).

                             rr. Assignment and Agreement dated as of the 15th day of December, 1995, by and between CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation III (incorporated by reference from Exhibit 4(mmm) to Annual Report on Form 10-K for 1995).

                             ss. Funding Note Issuance and Security Agreement dated as of December 15, 1995 among Federal National Mortgage Association, CRIIMI MAE Inc.

                                        and CRIIMI MAE Financial Corporation III
                                        (incorporated by reference to Exhibit
                                        4(nnn) to Annual Report on Form 10-K for
                                        1995).

                             tt. Administrative Services Agreement dated June 30, 1995 between CRIIMI MAE Inc. and C.R.I., Inc. (incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for 1995).

                             uu. Asset Purchase Agreement dated as of June 30, 1995 among CRICO Mortgage Company, Inc., CRIIMI MAE Services, Inc., William B. Dockser and H. William Willoughby (incorporated by reference to
                                        Exhibit 10(e) to Annual Report on Form
                                        10-K for 1995).

                             vv. Asset Purchase Agreement dated as of June 30, 1995 among CRI/AIM Management, Inc., CRIIMI MAE Services, Inc., William
                                        B. Dockser and H. William Willoughby
                                        (incorporated by reference to Exhibit
                                        10(f) to Annual Report on Form 10-K for
                                        1995).

                             ww. Sublease dated June 30, 1995 between C.R.I., Inc. and CRIIMI MAE Inc. (incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for
                                        1995).

                             xx. Reimbursement Agreement dated as of June 30, 1995 between CRIIMI MAE Management, Inc. and C.R.I., Inc. (incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for 1995).

                             yy. Certificate of Merger dated June 30, 1995 merging CRICO Mortgage Company, Inc., CRI/AIM Management, Inc. and CRI Acquisition, Inc. into CRIIMI MAE Management, Inc. (incorporated by reference to Exhibit 10(k) to Annual Report on Form 10-K for 1995).

                             zz. Asset Purchase Agreement dated as of June 30, 1995 among C.R.I., Inc., CRI Acquisition, Inc. and William B. Dockser and H. William Willoughby (incorporated by reference from Exhibit 10(l) to the Annual Report on Form 10-K for 1995).

                             aaa.       Allonge to Amended and Restated
                                        Promissory Note dated as of June 23,
                                        1995 between C.R.I., Inc. and CRI/AIM
                                        Management, Inc. (incorporated by
                                        reference to Exhibit 10(c) to Annual
                                        Report on Form 10-K for 1995).

                  Exhibit No. 16 - Letter re: change in certifying accountant

                             a. Letter from Arthur Andersen LLP to the SEC dated May 10, 2002 (incorporated by reference to Exhibit 16 to Current Report on Form 8-K filed with the SEC on May 10, 2002).

                  Exhibit No. 18 - Letter re: change in accounting principles

                             a.         Letter from the Company's former
                                        independent public accountants, Arthur
                                        Andersen LLP, regarding the change in
                                        accounting policy related to the
                                        recognition of special servicing fee
                                        revenue by CRIIMI MAE Services Limited
                                        Partnership, a wholly owned subsidiary
                                        of the Company (incorporated by
                                        reference to Exhibit 18 to Quarterly
                                        Report on Form 10-Q for the quarter
                                        ended September 30, 2001).

                  Exhibit No. 21 - Subsidiaries of the Registrant.

                             a.         CRIIMI, Inc., incorporated in Maryland.

                             b.         CRIIMI MAE Financial Corporation,
                                        incorporated in Maryland.

                             c. CRIIMI MAE Financial Corporation II, incorporated in Maryland.

                             d. CRIIMI MAE Financial Corporation III, incorporated in Maryland.

                             e.         CRIIMI MAE Management, Inc.,
                                        incorporated in Maryland.

                             f.         CRIIMI MAE QRS 1, Inc., incorporated in
                                        Delaware.

                             g. CRIIMI MAE Services Limited Partnership, formed in Maryland.

                             h.         CRIIMI MAE CMBS Corp., incorporated in
                                        Delaware.

                             i. CBO REIT, Inc., incorporated in Maryland (dissolved January 23, 2003).

                             j.         CMSLP Management Company, Inc.,
                                        incorporated in Maryland.

                             k.         CMSLP Holding Company, Inc.,
                                        incorporated in Maryland.

                             l.         CBO REIT II, Inc., incorporated in
                                        Maryland.

                             m. CRIIMI Newco Member, Inc., incorporated in Maryland.

                             n.         CRIIMI Newco, LLC, formed in Delaware.

                  Exhibit No. 22 - Consents of Experts and Counsel

                             a.         Consent of Ernst & Young LLP

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

                             l.         Letter to Securities and Exchange
                                        Commission from the Company dated March
                                        27, 2002 regarding the representations
                                        received from Arthur Andersen LLP in
                                        connection with its audit of the
                                        Company's December 31, 2001 consolidated financial statements (incorporated by reference to Exhibit 99(p) to Annual Report on Form 10-K for 2001).

                             m.         Settlement Agreement, dated as of
                                        February 6, 2002, between CRIIMI MAE
                                        Inc. and First Union National Bank
                                        (incorporated by reference to Exhibit
                                        99.1 to Current Report on Form 8-K filed with the SEC on February 13, 2002.)

                             n.         Order Approving Settlement and
                                        Compromise with First Union National
                                        Bank dated March 5, 2002 (incorporated
                                        by reference to Exhibit 99.1 to Current
                                        Report on Form 8-K filed with the SEC on March 22, 2002).

                             o. Special Serviced Loan Report relating to specially serviced loans underlying the Company's CMBS as of December 31, 2002 (filed herewith).

                             p. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).

                             q. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).

         (b) Reports on Form 8-K

                      Date                             Purpose

                  December 4, 2002              To report:  (1) Amendment No. 1
                                                to the Investment Agreement,
                                                executed by CRIIMI MAE Inc. and
                                                Brascan Real Estate Financial
                                                Investments LLC on December 2,
                                                2002, and (2) a corrected
                                                version of the previously filed
                                                Investment Agreement, dated as
                                                of November 14, 2002, by and
                                                between CRIIMI MAE Inc. and
                                                Brascan Real Estate Financial
                                                Investments LLC.

                  December 16, 2002             To report a press release dated
                                                December 12, 2002 announcing (1)
                                                the completion of due diligence
                                                by an affiliate of Brascan Real
                                                Estate Financial Partners LLC
                                                for the previously announced
                                                transactions to recapitalize and
                                                refinance CRIIMI MAE Inc. and
                                                (2) the signing of a commitment
                                                letter by Bear, Stearns & Co.,
                                                Inc. to provide CRIIMI MAE Inc.
                                                with a secured financing of up
                                                to $300 million in the form of a
                                                repurchase transaction.

                  December 19, 2002             To report a press release dated
                                                December 18, 2002 announcing the
                                                receipt of a proposal from ORIX
                                                Capital Markets, LLC on December
                                                11, 2002, to purchase up to 100%
                                                of the subordinated commercial
                                                mortgage-backed securities owned
                                                by CRIIMI MAE Inc. or 100% of
                                                CRIIMI MAE Inc.'s outstanding
                                                common stock.

         (c)      Exhibits

     The list of Exhibits required by Item 601 of Regulation S-K is included in Item (a)(3) above.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CRIIMI MAE INC.



March 28, 2003                           /s/Barry S. Blattman
------------------                       --------------------------------------
DATE                                     Barry S. Blattman
                                         Chairman of the Board, Chief Executive
                                         Officer and President

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry S. Blattman, his attorney-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 28, 2003                           /s/Barry S. Blattman
-----------------------                  --------------------------------------
DATE                                     Barry S. Blattman
                                         Chairman of the Board, Chief Executive
                                         Officer and President (Principal
                                         Executive Officer)


March 28, 2003                           /s/Cynthia O. Azzara
----------------------                   --------------------------------------
DATE                                     Cynthia O. Azzara
                                         Senior Vice President, Chief
                                         Financial Officer and Treasurer
                                         (Principal Accounting Officer)

March 26, 2003                           /s/John R. Cooper
----------------------                   --------------------------------------
DATE                                     John R. Cooper
                                         Director

March 26, 2003                           /s/William B. Dockser
----------------------                   --------------------------------------
DATE                                     William B. Dockser
                                         Director


----------------------                   --------------------------------------
DATE                                     Joshua B. Gillon
                                         Director


----------------------                   --------------------------------------
DATE                                     Mark R. Jarrell
                                         Director

March 26, 2003                           /s/Donald J. MacKinnon
----------------------                   --------------------------------------
DATE                                     Donald J. MacKinnon
                                         Director

March 26, 2003                           /s/Robert J. Merrick
----------------------                   --------------------------------------
DATE                                     Robert J. Merrick
                                         Director

March 26, 2003                           Robert E. Woods
----------------------                   --------------------------------------
DATE                                     Robert E. Woods
                                         Director

                                 CERTIFICATIONS

I, Barry S. Blattman, certify that:

1.       I have reviewed this annual report on Form 10-K of CRIIMI MAE Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 28, 2003                    /s/Barry S. Blattman
      -----------------                 --------------------------------------
                                        Barry S. Blattman
                                        Chairman of the Board, Chief Executive
                                        Officer and President

                          CERTIFICATIONS

I, Cynthia O. Azzara, certify that:

1.       I have reviewed this annual report on Form 10-K of CRIIMI MAE Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 28, 2003                        /s/Cynthia O. Azzara
      ------------------                    --------------------------------
                                            Cynthia O. Azzara
                                            Senior Vice President,
                                            Chief Financial Officer
                                            and Treasurer

                      REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
CRIIMI MAE Inc.


We have audited the accompanying consolidated balance sheet of CRIIMI MAE Inc. and subsidiaries (CRIIMI MAE) as of December 31, 2002, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of CRIIMI MAE's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of CRIIMI MAE as of December 31, 2001, and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements and included an explanatory paragraph that disclosed the change in CRIIMI MAE's method of accounting for derivatives and CRIIMI MAE Services Limited Partnership's, a wholly-owned subsidiary of CRIIM MAE, method of accounting for special servicing fee revenue both of which are discussed in
Note 3 to these consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRIIMI MAE at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2002, CRIIMI MAE changed its method of accounting for goodwill and other intangible assets.


Ernst & Young LLP
McLean, Virginia
March 26, 2003

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




Arthur Andersen, LLP
Vienna, Virginia
March 21, 2002






This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our filing of our Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K. See Exhibit 16(a) for further discussion.

                            CRIIMI MAE INC.
                      CONSOLIDATED BALANCE SHEETS

                                                                            December 31,          December 31,
                                                                                2002                  2001
                                                                         -------------------   -------------------
Assets:
  Mortgage assets:
    Subordinated CMBS and Other MBS, at fair value                            $ 540,755,663         $ 536,204,992
    CMBS pledged to secure Securitized Mortgage
         Obligation - CMBS, at fair value                                       326,472,580           296,477,050
    Insured mortgage securities, at fair value                                  275,340,234           343,091,303
  Equity investments                                                              6,247,868             9,312,156
  Other assets                                                                   24,987,348            37,180,968
  Receivables                                                                    16,293,489            18,973,680
  Servicing other assets                                                         13,775,138            18,250,824
  Servicing cash and cash equivalents                                            12,582,053             6,515,424
  Restricted cash and cash equivalents                                            7,961,575            38,214,277
  Other cash and cash equivalents                                                16,669,295            10,783,449
                                                                         -------------------   -------------------
Total assets                                                                $ 1,241,085,243       $ 1,315,004,123
                                                                         ===================   ===================
Liabilities:
  Variable-rate secured borrowing                                           $   214,672,536       $   244,194,590
  Series A senior secured notes                                                  92,788,479            99,505,457
  Series B senior secured notes                                                  68,491,323            63,937,383
  Payables and accrued expenses                                                  26,675,724            25,946,959
  Mortgage payable                                                                7,214,189             7,109,252
  Servicing liabilities                                                             756,865             3,660,173
  Securitized mortgage obligations:
    Collateralized bond obligations-CMBS                                        285,844,933           283,047,470
    Collateralized mortgage obligations-
       insured mortgage securities                                              252,980,104           326,558,161
                                                                         -------------------   -------------------
Total liabilities                                                               949,424,153         1,053,959,445
                                                                         -------------------   -------------------
Shareholders' equity:
  Preferred stock, $0.01 par; 75,000,000
     shares authorized; 3,424,992 and 3,597,992 shares
     issued and outstanding, respectively                                            34,250                35,980
  Common stock, $0.01 par; 300,000,000 shares
     authorized; 13,945,068 and 12,937,341 shares
      issued and outstanding, respectively                                          139,451               129,373
  Accumulated other comprehensive income (loss):
    Unrealized gains (losses) on mortgage assets                                103,109,822            (6,060,398)
    Unrealized losses on interest rate caps                                        (987,765)             (383,200)
  Deferred compensation                                                             (19,521)                    -
  Additional paid-in capital                                                    619,197,711           632,887,967
  Accumulated deficit                                                          (429,812,858)         (365,565,044)
                                                                         -------------------   -------------------
Total shareholders' equity                                                      291,661,090           261,044,678
                                                                         -------------------   -------------------
Total liabilities and shareholders' equity                                  $ 1,241,085,243       $ 1,315,004,123
                                                                         ===================   ===================


The accompanying notes are an integral part of these consolidated financial statements.

                          CRIIMI MAE INC.
                 CONSOLIDATED STATEMENTS OF INCOME

                                                                                      For the years ended December 31,
                                                                              2002               2001                 2000
                                                                        ------------------  ----------------    -----------------
Interest income:
  Subordinated CMBS                                                         $ 100,614,091     $ 105,522,833        $ 137,072,372
  Insured mortgage securities                                                  23,845,841        28,852,719           30,668,228
  Originated loans                                                                      -                 -           27,511,041

                                                                        ------------------  ----------------    -----------------
  Total interest income                                                       124,459,932       134,375,552          195,251,641
                                                                        ------------------  ----------------    -----------------
Interest and related expenses:
  Variable-rate secured borrowing                                              14,928,105        14,648,215                    -
  Series A senior secured notes                                                11,638,828         8,780,576                    -
  Series B senior secured notes                                                13,904,086         9,224,817                    -
  Fixed-rate collateralized bond obligations-CMBS                              25,788,683        25,518,425           25,345,519
  Fixed-rate collateralized mortgage obligations - insured securities          25,394,390        27,097,730           30,211,712
  Fixed-rate collateralized mortgage obligations- originated loans                      -                 -           22,716,109
  Variable-rate secured borrowings-CMBS                                                 -         7,325,059           43,785,955
  Fixed-rate senior unsecured notes                                                     -         2,712,142            9,125,004
  Other interest expense                                                          987,567         2,480,604            8,182,070
                                                                        ------------------  ----------------    -----------------
  Total interest expense                                                       92,641,659        97,787,568          139,366,369
                                                                        ------------------  ----------------    -----------------
Net interest margin                                                            31,818,273        36,587,984           55,885,272
                                                                        ------------------  ----------------    -----------------
  General and administrative expenses                                         (10,728,457)      (10,951,420)          (9,651,468)
  Depreciation and amortization                                                (1,095,861)       (3,718,485)          (3,771,064)
  Servicing revenue                                                            10,985,770         6,683,886                    -
  Servicing general and administrative expenses                                (8,854,569)       (5,570,162)                   -
  Servicing amortization, depreciation, and impairment expenses                (2,173,137)       (1,699,186)                   -
  Servicing restructuring expenses                                               (188,614)         (437,723)                   -
  Servicing gain on sale of servicing rights                                    4,864,274                 -                    -
  Servicing gain on sale of investment-grade CMBS                                 241,160                 -                    -
  Income tax (expense) benefit                                                   (460,288)          336,439                    -
  Equity in (losses) earnings from investments                                    (41,882)       (1,632,042)           1,512,005
  Other income, net                                                             2,646,033         3,983,412            4,158,891
  Net (losses) gains on mortgage security and originated
    loan dispositions                                                            (995,412)          (41,982)             524,395
  Impairment on CMBS                                                          (70,225,506)      (34,654,930)        (143,478,085)
  Hedging expense                                                              (1,101,746)       (1,073,392)                   -
  Recapitalization expenses                                                    (1,048,559)                -                    -
  Litigation expense                                                                    -                 -           (2,500,000)
  Reorganization items                                                                  -        (1,813,220)         (66,072,460)
  Emergence financing origination fee                                                   -        (3,936,616)                   -
  Gain on debt extinguishment                                                           -                 -           14,808,737
                                                                        ------------------  ----------------    -----------------
                                                                              (78,176,794)      (54,525,421)        (204,469,049)
                                                                        ------------------  ----------------    -----------------
Net loss before cumulative effect of changes in accounting principles         (46,358,521)      (17,937,437)        (148,583,777)

Cumulative effect of adoption of SFAS 142                                      (9,766,502)                -                    -

Cumulative effect of change in accounting principle related
  to servicing revenue                                                                  -         1,995,262                    -

Cumulative effect of adoption of SFAS 133                                               -          (135,142)                   -
                                                                        ------------------  ----------------    -----------------
Net loss before dividends accrued or paid on preferred shares                 (56,125,023)      (16,077,317)        (148,583,777)

Dividends accrued or paid on preferred shares                                  (8,122,791)       (8,145,481)          (6,911,652)
                                                                        ------------------  ----------------    -----------------
Net loss to common shareholders                                             $ (64,247,814)    $ (24,222,798)      $ (155,495,429)
                                                                        ==================  ================    =================
Net loss to common shareholders per common share:
      Basic - before cumulative effect of changes in
        accounting principles                                                     $ (3.97)          $ (2.35)            $ (25.02)
                                                                        ==================  ================    =================
      Basic - after cumulative effect of changes in
        accounting principles                                                     $ (4.69)          $ (2.18)            $ (25.02)
                                                                        ==================  ================    =================
      Diluted - before cumulative effect of changes in
        accounting principles                                                     $ (3.97)          $ (2.35)            $ (25.02)
                                                                        ==================  ================    =================
      Diluted - after cumulative effect of changes in
        accounting principles                                                     $ (4.69)          $ (2.18)            $ (25.02)
                                                                        ==================  ================    =================
  Shares used in computing basic loss per share                                13,710,914        11,087,790            6,214,479
                                                                        ==================  ================    =================


The accompanying notes are an integral part of these consolidated financial statements.

                               CRIIMI MAE INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                  For the years ended December 31, 2002, 2001 and 2000

                                                                                 Accumulated
                              Preferred    Common    Additional                      Other     Unearned   Total
                              Stock Par   Stock Par    Paid-in   Accumulated    Comprehensive   Stock  Shareholders'  Comprehensive
                                Value       Value     Capital      Deficit      Income (Loss)   Comp.    Equity       Income (Loss)
                              ---------- ---------- -----------  ------------   -------------   -----  -----------    -------------
Balance at January 1, 2000    $ 26,471  $ 59,955   $575,118,863 $(148,434,915) $(207,421,788)   $  -  $219,348,586

   Net loss                          -         -              -  (148,583,777)            -           (148,583,777)   $(148,583,777)
    Other comprehensive income:
     Adjustment to unrealized
      losses on mortgage assets      -         -              -             -   204,402,109        -    204,402,109     204,402,109
                                                                                                                      -------------
    Comprehensive income                                                                                               $ 55,818,332
                                                                                                                      =============
   Dividends accrued or paid on
    preferred shares                 -         -              -    (6,911,652)            -        -    (6,911,652)
   Conversion of preferred
     shares into common shares  (2,638)    2,396            242             -             -        -             -
   Common shares issued              -         2          2,748             -             -        -         2,750
   Preferred shares issued      37,412         -     37,374,490   (37,411,902)            -        -             -
                              --------- --------  ------------- --------------  -----------    ------   -----------
Balance at December 31, 2000    61,245    62,353    612,496,343  (341,342,246)   (3,019,679)       -    268,258,016

   Net loss                          -         -              -   (16,077,317)            -        -    (16,077,317)  $ (16,077,317)
    Other comprehensive income:
     Adjustment to unrealized
      losses on mortgage assets      -         -              -             -    (3,040,719)       -     (3,040,719)     (3,040,719)
     Adjustment to unrealized loss
      on interest rate cap           -         -              -             -      (383,200)       -       (383,200)       (383,200)
                                                                                                                       -------------
    Comprehensive loss                                                                                                $ (19,501,236)
                                                                                                                      ==============

   Dividends accrued or paid on
    preferred shares                 -         -              -    (8,145,481)            -        -     (8,145,481)
   Common shares issued related
    to preferred stock dividends     -    30,334     20,405,150             -             -        -     20,435,484
   Conversion of preferred
    shares into common shares  (25,265)   36,695        (11,430)            -             -        -              -
   Common shares issued              -         2          1,458             -             -        -          1,460
   Common shares redeemed in
    reverse stock split in lieu
    of fractional shares             -       (11)        (3,554)            -             -        -         (3,565)
                              --------- --------  --------------  ------------  ------------  ------    -----------
Balance at December 31, 2001    35,980   129,373    632,887,967  (365,565,044)   (6,443,598)       -    261,044,678

   Net loss                          -         -              -   (56,125,023)            -        -    (56,125,023)  $ (56,125,023)
    Other comprehensive income:
     Adjustment to unrealized
      gains and losses on
      mortgage assets                -         -              -             -   109,170,220        -    109,170,220     109,170,220
     Adjustment to unrealized
      losses on interest rate caps   -         -              -             -      (604,565)       -       (604,565)       (604,565)
                                                                                                                       -------------
    Comprehensive income                                                                                               $ 52,440,632
                                                                                                                       =============
   Dividends accrued or paid on
    preferred shares                 -         -              -    (8,122,791)            -        -     (8,122,791)
   Common shares issued related
    to preferred stock dividends     -     9,664      3,435,128             -             -        -      3,444,792
   Common shares issued              -        89         43,341             -             -        -         43,430
   Restricted stock issued           -       325        129,350             -             - (129,675)             -
   Amortization of deferred
    compensation                     -         -              -             -             -  110,154        110,154
   Redemption of Series E
    Preferred Stock             (1,730)        -    (17,298,075)            -             -       -     (17,299,805)
                              --------  --------  ------------- -------------  ------------ --------   ------------
Balance at December 31, 2002  $ 34,250  $139,451  $ 619,197,711 $(429,812,858) $102,122,057 $(19,521)  $291,661,090
                              ========  ========  ============= =============  ============ ========   ============


The accompanying notes are an integral part of these consolidated financial statements.

                         CRIIMI MAE INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the years ended December 31,
                                                                            2002              2001              2000
                                                                       ----------------  ---------------  -----------------
Cash flows from operating activities:
    Net loss before dividends accrued or paid on preferred shares        $ (56,125,023)   $ (16,077,317)    $ (148,583,777)
    Adjustments to reconcile net loss before dividends accrued or paid on preferred shares to net cash provided by (used in)
     operating activities:
      Gain on sales of servicing rights and investment-grade CMBS           (5,105,434)               -                  -
      Amortization of discount and deferred financing costs on debt          7,581,595        4,650,912          8,535,024
      Accrual of extension fees related to Exit Debt                         4,308,290        3,142,159                  -
      Depreciation and other amortization                                    1,095,861        3,718,485          3,771,064
      Discount amortization on mortgage assets, net                        (11,310,220)     (10,121,136)       (14,179,631)
      Net losses (gains) on mortgage security and originated
       loan dispositions                                                       995,412           41,982           (524,395)
      Equity in losses (income) from investments                                41,882        1,632,042         (1,512,005)
      Servicing amortization, depreciation and impairment                    2,173,137        1,699,186                  -
      Hedging expense                                                        1,101,746        1,208,534                  -
      Amortization of deferred compensation                                    110,154                -                  -
      Impairment on CMBS                                                    70,225,506       34,654,930        143,478,085
      Cumulative effect of adoption of SFAS 142                              9,766,502                -                  -
      Cumulative effect of change in accounting principle related to
          servicing revenue                                                          -       (1,995,262)                 -
      Changes in assets and liabilities:
         Decrease (increase) in restricted cash and cash equivalents        30,252,702       57,631,724        (57,809,377)
         Decrease (increase) in receivables and other assets                   247,903       25,044,068         (3,033,944)
         (Decrease) increase in payables and accrued expenses               (2,269,482)     (44,468,312)        21,408,572
         Decrease (increase) in servicing other assets                       3,036,686       (1,369,229)                 -
         (Decrease) increase in servicing liabilities                       (2,903,308)         449,580                  -
      Sales (purchases) of other MBS, net                                    3,288,094       (4,244,330)        (4,208,635)
      Change in reorganization items accrual                                         -       (1,755,193)          (471,568)
      Non-cash reorganization items                                                  -         (366,529)        46,313,051
                                                                       ----------------  ---------------  -----------------
      Net cash provided by (used in) operating activities                   56,512,003       53,476,294         (6,817,536)
                                                                       ----------------  ---------------  -----------------
Cash flows from investing activities:
    Proceeds from mortgage security prepayments                             73,070,231       35,235,975         12,572,549
    Distributions received from AIM Limited Partnerships                     3,022,406        2,759,382          2,661,871
    Receipt of principal payments from insured mortgage securities
     and originated loans                                                    3,823,603        4,308,118         11,498,572
    Cash received in excess of income recognized on Subordinated CMBS        2,919,904        3,591,841          4,536,108
    Proceeds from sale of servicing rights by CMSLP                          8,810,923                -                  -
    Purchases of investment-grade CMBS by CMSLP                            (10,108,652)               -                  -
    Sales of investment-grade CMBS by CMSLP                                  5,659,875                -                  -
    Cash reflected upon consolidation of CMSLP                                       -        6,841,907                  -
    Proceeds from originated loan dispositions                                       -                -          5,970,384
    Proceeds from sale of CMBS, net                                                  -                -         72,591,594
    Proceeds from sale of CMO IV, net                                                -                -          3,519,468
                                                                       ----------------  ---------------  -----------------
      Net cash provided by investing activities                             87,198,290       52,737,223        113,350,546
                                                                       ----------------  ---------------  -----------------
Cash flows from financing activities:
    Principal payments on securitized mortgage debt obligations            (76,727,913)     (39,386,850)       (30,136,067)
    Principal payments on Exit Debt                                        (36,239,032)     (23,740,992)                 -
    Principal payments on secured borrowings and other debt obligations       (100,392)    (132,353,015)       (23,337,476)
    Proceeds from the issuance of common stock                                  43,431                -                  -
    Redemption of Series E Preferred Stock, including accrued dividends    (18,733,912)               -                  -
    Common stock redeemed                                                            -           (3,565)                 -
                                                                       ----------------  ---------------  -----------------
      Net cash used in financing activities                               (131,757,818)    (195,484,422)       (53,473,543)
                                                                       ----------------  ---------------  -----------------
Net increase (decrease) in other cash and cash equivalents                  11,952,475      (89,270,905)        53,059,467

Cash and cash equivalents, beginning of period (1)                          17,298,873      106,569,778         53,510,311
                                                                       ----------------  ---------------  -----------------
Cash and cash equivalents, end of period (1)                              $ 29,251,348     $ 17,298,873      $ 106,569,778
                                                                       ================  ===============  =================


(1) Comprised of Servicing cash and cash equivalents and Other cash and cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

                                 CRIIMI MAE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION

General

     CRIIMI MAE Inc. (together with its consolidated subsidiaries, unless the context otherwise indicates, We or CRIIMI MAE) is a commercial mortgage company structured as a self-administered real estate investment trust (or REIT). We currently own, and manage, primarily through our servicing subsidiary, CRIIMI MAE Services Limited Partnership (CMSLP or CRIIMI MAE Services), a significant portfolio of commercial mortgage-related assets. We have focused primarily on non-investment grade (rated below BBB- or unrated) commercial mortgage-backed securities (subordinated CMBS). As the holder of the most subordinate tranches, we are exposed to a higher risk of losses, but we also have the potential for enhanced returns.

     Our core holdings are subordinated CMBS backed by pools of commercial mortgage loans on hotel, multifamily, retail and other commercial real estate. We also own directly and indirectly government-insured mortgage backed securities and a limited number of high-yield mezzanine commercial real estate mortgage loans (mezzanine loans). We also are a trader in investment grade CMBS and residential mortgage-backed securities.

January 2003 Recapitalization

     On January 23, 2003, we completed a recapitalization of all of the secured debt incurred upon our emergence from Chapter 11 reorganization in April 2001 (the Exit Debt). This recapitalization was funded with approximately $44 million from common equity and secured subordinated debt issuances to Brascan Real Estate Finance Fund I L.P. (BREF), a private asset management fund established by Brascan Corporation and a management team led by Barry S. Blattman, $300 million in secured financing in the form of a repurchase transaction from a unit of Bear, Stearns & Co., Inc. (Bear Stearns) and a portion of our available cash and liquid assets. This recapitalization increases our financial flexibility and provides new additions to management including Barry S. Blattman, as Chairman of the Board, Chief Executive Officer and President.

     Under the 2003 recapitalization, BREF acquired 1,212,617 shares of our newly issued common stock, or approximately 8% of our outstanding common stock after giving effect to the share acquisition, at $11.50 per share, or approximately $13.9 million. BREF also received seven-year warrants to purchase up to 336,835 additional shares of common stock at $11.50 per share. In addition, BREF purchased $30 million of our newly issued subordinated debt (the BREF Debt) and, at our option, BREF will purchase up to an additional $10 million of subordinated debt prior to January 23, 2004. The BREF Debt matures on January 23, 2006 and bears interest at an annual rate of 15%. If we decide to sell the additional $10 million of subordinated debt to BREF, it will bear interest at an annual rate of 20% and mature on January 23, 2006. We have a right to defer two-thirds of the interest on the BREF Debt (and half on the additional $10 million, if sold to BREF) during its term. The BREF Debt is secured by first liens on the equity interests of two of our subsidiaries. Although this effectively provides BREF with an indirect lien on all of our subordinated CMBS that are held by three of our other lower-tier subsidiaries, Bear Stearns has first liens on the equity interests of these three lower tier subsidiaries and on certain of the subordinated CMBS held by one of these lower tier subsidiaries. Pursuant to an intercreditor agreement between BREF and Bear Stearns, our obligations under the BREF Debt are contractually subordinate to the prior payment in full of our obligations under the $300 million in secured financing provided by Bear Stearns. Such intercreditor agreement also provides for contractual restrictions on BREF's ability to realize upon its indirect interest in the Bear Stearns first lien collateral.

     Bear Stearns provided $300 million in secured financing in the form of a repurchase transaction (the Bear Stearns Debt) under the 2003 recapitalization. The Bear Stearns Debt matures in 2006, bears interest at a rate equal to one-month LIBOR plus 3% and requires quarterly principal payments of $1.25 million. The principal payments will increase to $1.875 million per quarter if a collateralized debt obligation transaction (or CDO) is not completed by January 23, 2004. The interest rate will increase by 1%, to one-month LIBOR plus 4%, if Bear Stearns structures a CDO that meets certain rating requirements and we decline to close. The Bear Stearns Debt is secured by first direct and/or indirect liens on all of our subordinated CMBS. The indirect first liens are first liens on the equity interests of three of our subsidiaries that hold certain subordinated CMBS. A reduction in the value of this collateral could require us to provide additional collateral or fund margin calls. Although CRIIMI MAE Inc. is not a primary obligor of the Bear Stearns Debt, it has guaranteed all obligations under the debt.

Risks

     Our business is subject to a number of risks and uncertainties including, but not limited to: (1) risks associated with substantial indebtedness or leverage; (2) borrowing and refinancing risks; (3) risks associated with potential margin calls under the Bear Stearns Debt; (4) the limited protection provided by hedging transactions; (5) inherent risks in owning subordinated CMBS; (6) the limited liquidity of the subordinated CMBS market; (7) continuing adverse effects of terrorist attacks, threats of further terrorist attacks, acts of war, the economic slowdown and/or recession and other matters on defaults and losses related to the mortgages underlying our CMBS portfolio; (8) failure to manage the mismatch between long-term assets and short-term funding; (9) risk of loss of REIT status and other tax matters; (10) the effect of interest rate compression on the market price of our stock; (11) the effect of the yield curve on borrowing costs; (12) results of operations adversely affected by factors beyond our control; (13) competition; (14) risk of becoming subject to the requirements of the Investment Company Act of 1940; (15) the effect of phantom (non-cash) income on total income; and (16) taxable mortgage pool risk.

The Reorganization Plan

     On October 5, 1998, CRIIMI MAE Inc. (unconsolidated) and two operating subsidiaries, CRIIMI MAE Management, Inc. and CRIIMI MAE Holdings II, L.P., filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland, Southern Division, in Greenbelt, Maryland. On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, entered an order confirming our reorganization plan, and we emerged from Chapter 11 on April 17, 2001.

     Our reorganization plan provided for the payment in full of all of our allowed claims primarily through the Chapter 11 reorganization (including proceeds from certain asset sales) totaling $847 million. Included in the Chapter 11 reorganization was approximately $262.4 million in Exit Debt provided by affiliates of Merrill Lynch Mortgage Capital, Inc. (or Merrill Lynch) and German American Capital Corporation (or GACC) through a variable-rate secured financing facility (the Exit Variable-Rate Secured Borrowing), in the form of a repurchase transaction, and approximately $166.8 million in Exit Debt provided through two series of senior secured notes issued to some of our unsecured creditors. All rights and obligations of Merrill Lynch and GACC under the Exit Variable-Rate Secured Borrowing operative agreements were subsequently assigned to ORIX Capital Markets, LLC. The Exit Debt was directly or indirectly secured by substantially all of our assets, and virtually all of our cash flows relating to existing assets were used to satisfy principal, interest and fee obligations under the Exit Debt and to pay our general and administrative and other operating expenses. The terms of the Exit Debt significantly restricted the amount of cash dividends that could be paid to shareholders. See Note 7 for a further discussion of the Exit Debt. All Exit Debt was paid off in connection with the January 2003 recapitalization. Under our reorganization plan, the holders of our equity retained their shares of stock.

Other

     Prior to the  Chapter  11  filing,  our  primary  activities  included  (a)
acquiring  subordinated  CMBS,  (b)  originating  and  underwriting   commercial
mortgage loans, (c) securitizing pools of commercial mortgage loans and resecuritizing pools of subordinated CMBS, and (d) primarily through CMSLP, performing servicing functions principally with respect to the mortgage loans underlying our subordinated CMBS.

     We were incorporated in Delaware in 1989 under the name CRI Insured Mortgage Association, Inc. In July 1993, CRI Insured Mortgage Association changed its name to CRIIMI MAE Inc. and reincorporated in Maryland. In June 1995, certain mortgage businesses affiliated with C.R.I., Inc. were merged into CRIIMI MAE Inc. (the Merger). We are not a government sponsored entity or in any way affiliated with the United States government or any United States government agency.

REIT Status/Net Operating Loss for Tax Purposes

     REIT Status. We have elected to qualify as a REIT for tax purposes under sections 856-860 of the Internal Revenue Code. We are required to meet income, asset, ownership and distribution tests to maintain our REIT status. Although there can be no assurance, we believe that we have satisfied the REIT requirements for all years through, and including 2002. There can also be no assurance that we will maintain our REIT status for 2003 or subsequent years. If we fail to maintain our REIT status for any taxable year, we will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, we may have insufficient funds to pay any such tax and also may be unable to comply with our obligations under the operative documents evidencing the Bear Stearns and BREF Debt.

     We and two of our subsidiaries incorporated in 2001 jointly elected to treat such two subsidiaries as taxable REIT subsidiaries (TRS) effective January 1, 2001. The TRSs allow us to earn non-qualifying REIT income while maintaining our REIT status. For tax and other reasons, a reorganization of CMSLP was effected such that the partnership interests of CMSLP are held by these two subsidiaries.

     Our 2002 and 2001 Net Operating Loss for Tax Purposes/Trader Election

     In 2000, we began trading in both short and longer duration fixed income securities, including non-investment grade and investment grade CMBS and investment grade residential mortgage-backed securities (such securities traded and all other securities of the type described constituting the "Trading Assets" to the extent owned by us or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary). Such Trading Assets are classified as Subordinated CMBS and Other MBS on our balance sheet. We seek maximum total return through short-term trading, consistent with prudent investment management. Returns from such activities include interest and capital appreciation/depreciation resulting from changes in interest rates and spreads, if any, and other arbitrage opportunities.

     Internal Revenue Service Procedure 99-17 provides securities and commodities traders with the ability to elect mark-to-market treatment for the 2000 tax year and all future tax years, unless the election is revoked with the consent of the Internal Revenue Service. On March 15, 2000, we elected for tax purposes to be classified as a trader in securities effective January 1, 2000.

     As a result of our election in 2000 to be taxed as a trader for federal income tax purposes, we recognized a mark-to-market tax loss on our Trading Assets on January 1, 2000 of approximately $478 million (the January 2000 Loss). Such loss is expected to be recognized evenly for tax purposes over four years beginning with the year 2000 (i.e., approximately $120 million per year). We expect such loss to be ordinary, which would allow us to offset our ordinary income. Additionally, as a result of our trader election, we are required to mark-to-market our Trading Assets on a tax basis at the end of each tax year. Any increase or decrease in the value of the Trading Assets as a result of the year-end mark-to-market requirement will generally result in either a tax gain (if an increase in value) or a tax loss (if a decrease in value). Such tax gains or losses, as well as any realized gains or losses from the disposition of Trading Assets during each year, are also expected to be ordinary gains or losses. Assets transferred to a REIT subsidiary, CBO REIT, as part of our Chapter 11 reorganization (and subsequently transferred by CBO REIT to CBO REIT II as part of our recent recapitalization) are no longer required to be marked-to-market on a tax basis since CBO REIT was not, and CBO REIT II is not, a trader in securities for tax purposes. As a result, the mark-to-market of such assets ceased as of April 17, 2001.

     Since gains and losses associated with trading activities are expected to be ordinary, any gains will generally increase taxable income and any losses will generally decrease taxable income. Since the REIT rules require us to distribute 90% of our taxable income to our shareholders, any increases in taxable income from trading activities will generally result in an increase in REIT distribution requirements and any decreases in taxable income from trading activities will generally result in a decrease in REIT distribution requirements (or, if taxable income is reduced to zero because of a net operating loss or loss carry forward, eliminate REIT distribution requirements).

     Gains and losses from the mark-to-market requirement (including the January 2000 Loss) are unrealized. This creates a mismatch between REIT distribution requirements and cash flow since the REIT distribution requirements will generally fluctuate due to the mark-to-market adjustments, but the cash flow from our Trading Assets will not fluctuate as a result of the mark-to-market adjustments.

     We generated a net operating loss for tax purposes of approximately $83.6 million and $90.6 million during the years ended December 31, 2002 and 2001, respectively. As such, our taxable income was reduced to zero and, accordingly, our REIT distribution requirement was eliminated for 2002 and 2001. As of December 31, 2002, our accumulated and unused net operating loss (or NOL) was $223.8 million. Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back because we are a REIT. If a Trading Asset is marked down because of an increase in interest rates, rather than from credit losses, such mark-to-market losses may be recovered over time through taxable income. Any recovered mark-to-market losses will generally be recognized as taxable income, although there is expected to be no corresponding increase in cash flow.

     There can be no assurance that our position with respect to our election as a trader in securities will not be challenged by the Internal Revenue Service (or IRS) and, if challenged, will be defended successfully by us. As such, there is a risk that the January 2000 Loss will be limited or disallowed, resulting in higher tax basis income and a corresponding increase in REIT distribution requirements. It is possible that the amount of any under-distribution for a taxable year could be corrected with a "deficiency dividend" as defined in
Section 860 of the Internal Revenue Code, however, interest may also be due to the IRS on the amount of this under-distribution.

     If we are required to make taxable income distributions to our shareholders to satisfy required REIT distributions, all or a substantial portion of these distributions, if any, may be in the form of non-cash dividends. There can be no assurance that such non-cash dividends would satisfy the REIT distribution requirements and, as such, we could lose our REIT status or may not be able to satisfy our obligations under the operative documents evidencing the Bear Stearns and BREF Debt.

     Our future use of NOLs for tax purposes could be substantially limited in the event of an "ownership change" as defined under Section 382 of the Internal Revenue Code. As a result of these limitations imposed by Section 382 of the Internal Revenue Code, in the event of an ownership change, our ability to use our NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards cannot be fully utilized under these limitations within the carryforward periods, the NOL carry forwards would expire unutilized. Accordingly, after any ownership change, our ability to use our NOLs to reduce or offset taxable income would be substantially limited or not available under
Section 382. In general, a company reaches the "ownership change" threshold if the "5% shareholders" increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of the company's capital stock.

     We do not believe the BREF investment in our common stock and warrant to purchase common stock has created an "ownership change" under Section 382. In addition, we are not aware of any other acquisition of shares of our capital stock that has created an "ownership change" under Section 382. Currently, we do not know of any potential acquisition of shares of our capital stock that will create an "ownership change" under Section 382 of the Internal Revenue Code. We have adopted a shareholder rights plan and amended our charter to minimize the chance of an ownership change within the meaning of Section 382 of the Internal Revenue Code; however there can be no assurance that an ownership change will not occur.

     If an "ownership change" occurs under Section 382 of the Internal Revenue Code, our prospective use of our accumulated and unused NOL and the remaining January 2000 Loss of a combined total amount of approximately $343.4 million as of December 31, 2002 will be limited. If we had lost our ability to use our accumulated NOL as of January 1, 2002, our taxable income would have been approximately $36.0 million for the year ended December 31, 2002. This increase in taxable income would have created a requirement to distribute 90% of this income to our shareholders in order to maintain REIT status, and would be subject to corporate income tax to the extent we do not distribute 100% of our taxable income to shareholders. If we were unable to distribute at least 90% of our taxable income to shareholders, we would have been subject to corporate Federal and state income taxes of up to approximately $14.7 million for the year ended December 31, 2002.

2.       INVESTMENT COMPANY ACT OF 1940

     Under the Investment Company Act of 1940, as amended, an investment company is required to register with the Securities and Exchange Commission (SEC) and is subject to extensive restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. However, as described below, companies primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate (Qualifying Interests) are excluded from the requirements of the Investment Company Act.

     To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement). According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests. In accordance with current SEC staff interpretations, we believe that all of our subordinated CMBS constitute Other Real Estate Interests and that certain of our subordinated CMBS also constitute Qualifying Interests. On certain of our subordinated CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related subordinated CMBS constitute Qualifying Interests. As of December 31, 2002, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.

     If the SEC or its staff were to take a different position with respect to whether such subordinated CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or
(ii) to register as an investment company, either of which could have a material adverse effect on us. If we were required to change the manner in which we conduct our business, we would likely have to dispose of a significant portion of our subordinated CMBS or acquire significant additional assets that are Qualifying Interests. Alternatively, if we were required to register as an investment company, we expect that our operating expenses would significantly increase and that we would have to significantly reduce our indebtedness, which could also require us to sell a significant portion of our assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms, or at all. There are restrictions under certain of the operative documents evidencing the Bear Stearns and BREF Debt which could limit possible actions we may take in response to any need to modify our business plan in order to register as an investment company or avoid the need to register. Certain dispositions or acquisitions of assets could require approval or consent of certain holders of this Debt. Any such results could have a material adverse effect on us.

     Further, if we were deemed an unregistered investment company, we could be subject to monetary penalties and injunctive relief. We would be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period we were deemed an unregistered investment company, unless the court found that under the circumstances, enforcement (or denial of rescission) would produce a more equitable result than nonenforcement (or grant of rescission) and would not be inconsistent with the Investment Company Act.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Minority Interests

     The consolidated financial statements reflect the financial position, results of operations and cash flows of CRIIMI MAE and all of our majority-owned and controlled subsidiaries for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Effective July 2001, we acquired voting control of CMSLP and began accounting for this subsidiary on a consolidated basis. We had previously accounted for CMSLP under the equity method. CMSLP's assets, liabilities, revenues and expenses are labeled as "servicing" on the Company's consolidated financial statements.

Method of Accounting

     Our consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     We have reclassified certain 2001 and 2000 amounts to conform to the 2002 presentation.

Other Cash and Cash Equivalents and Servicing Cash and Cash Equivalents

     Cash and cash equivalents consist of U.S. Government and agency securities, certificates of deposit, time deposits and commercial paper with original maturities of three months or less.

Restricted Cash and Cash Equivalents

     Restricted cash and cash equivalents consist of cash, certificates of deposit and interest bearing securities maturing within three months from the date of purchase that are legally restricted pursuant to covenants under the post-emergence debt or, pursuant to various stipulation and consent orders which provide for adequate protection with certain of our creditors which litigation was not resolved prior to our emergence from Chapter 11.

Transfer of Financial Assets

     We have transferred assets (mortgages and mortgage securities) in securitization transactions where the transferred assets become the sole source of repayment for newly issued debt. These transfers of financial assets were accounted for in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as amended by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." The transfer is treated as a sale when both legal and control rights to a financial asset are transferred. Transfers are assessed on an individual component basis. In a securitization, the cost basis of the original assets transferred is allocated to each of the new financial components based upon the relative fair value of the new financial components. For components where sale treatment is achieved, a gain or loss is recognized for the difference between that component's allocated cost basis and fair value. For components where sale treatment is not achieved, an asset is recorded representing the allocated cost basis of the new financial components retained and the related incurrence of debt is also recorded. In transactions where none of the components are sold, we recognize the incurrence of debt and the character of the collateralizing assets remains unchanged.

Income Recognition and Carrying Basis

     Subordinated CMBS and Other Mortgage-Backed Securities

     Prior to April 1, 2001, we recognized income from subordinated CMBS using the effective interest method, using the anticipated yield over the projected life of the investment. Changes in anticipated yields were generally calculated due to revisions in estimates of future credit losses, actual losses incurred, revisions in estimates of future prepayments and actual prepayments received. Changes in anticipated yields resulting from prepayments were recognized through a cumulative catch-up adjustment at the date of the change which reflected the change in income of the security from the date of purchase through the date of change in anticipated yield. The new yield was then used for income recognition for the remaining life of the investment. Changes in anticipated yields resulting from reduced estimates of losses were recognized on a prospective basis. When other than temporary impairment was recognized, a new yield was calculated on the CMBS based on its new cost basis (fair value at date of impairment) and expected future cash flows. This revised yield was employed prospectively. Effective April 1, 2001, we adopted Emerging Issues Task Force (EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," to recognize income on our subordinated CMBS. Under EITF 99-20, we calculate a revised yield based on the current amortized cost of the investment and the revised future cash flows when there has been a change in estimated future cash flows from the cash flows previously projected (due to credit losses and/or prepayment speeds). This revised yield is applied prospectively to recognize interest income. We classify our subordinated CMBS as available for sale and carry them at fair market value where temporary changes in fair value are recorded as a component of shareholders' equity.

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

     Our other mortgage-backed securities are classified as "available for sale." As a result, we carry these securities at fair value where changes in fair value are recorded as a component of shareholders' equity. Upon the sale of such securities, any gain or loss is recognized in the income statement.

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

     Our insured mortgage securities are classified as "available for sale." As a result, we carry our insured mortgage securities at fair value where changes in fair value are recorded as a component of shareholders' equity.

     Our consolidated investment in insured mortgage securities consists of participation certificates evidencing a 100% undivided beneficial interest in government-insured multifamily mortgages issued or sold pursuant to programs of the Federal Housing Administration, or FHA, and mortgage-backed securities guaranteed by the Government National Mortgage Association, or GNMA. Payment of principal and interest on FHA-insured certificates is insured by the U.S. Department of Housing and Urban Development, or HUD, pursuant to Title 2 of the National Housing Act. Payment of principal and interest on GNMA mortgage-backed securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

     Equity Investments

     CRIIMI, Inc., a wholly owned subsidiary, owns all of the general partnership interests in American Insured Mortgage Investors, American Insured Mortgage Investors - Series 85, L.P., American Insured Mortgage Investors L.P. - Series 86 and American Insured Mortgage Investors L.P. - Series 88 (collectively, referred to as the AIM Limited Partnerships). The AIM Limited Partnerships own mortgage assets which are substantially similar to our insured mortgage securities. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges from 2.9% to 4.9%) from each of the AIM Limited Partnerships. In addition, CRIIMI MAE and CRIIMI MAE Management each own 50% of the limited partnership that owns a 20% limited partnership interest in the adviser to the AIM Limited Partnerships. We are utilizing the equity method of accounting (because we do not control these investees) for our investment in the AIM Limited Partnerships and advisory partnership, which provides for recording our share of net earnings or losses in the AIM Limited Partnerships and advisory partnership reduced by distributions from the limited partnerships and adjusted for purchase accounting amortization.

     On July 1, 2001, we began accounting for our servicing subsidiary, CMSLP, on a consolidated basis as opposed to accounting for CMSLP under the equity method. This change in accounting method was a result of a reorganization in which the partnership interests in CMSLP are now held by two of our wholly-owned and controlled taxable REIT subsidiaries. Prior to July 1, 2001, we accounted for CMSLP under the equity method since we did not control the voting common stock of the general partner of CMSLP. CMSLP's assets, liabilities, revenues and expenses are labeled as "servicing" on the consolidated financial statements.

Impairment

     Subordinated CMBS and Other Mortgage-Backed Securities

     We assess each subordinated CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: (1) our revised projected cash flows related to the subordinated CMBS and the subordinated CMBS's current cost basis result in a decrease in the yield compared to what was previously used to recognize income, or (2) fair value has been below amortized cost for a significant period of time and we conclude that we no longer have the ability or intent to hold the security for the period that fair value is expected to be below amortized cost through the period of time we expect the value to recover to amortized cost. This decrease in yield would be primarily a result of the credit quality of the security declining and a determination that the current estimate of expected future credit losses exceeds credit losses as originally projected or that expected credit losses will occur sooner than originally projected. The amount of impairment loss is measured by comparing the fair value, based on available market information and management's estimates, of the subordinated CMBS to its current amortized cost basis; the difference is recognized as a loss in the income statement. We assess current economic events and conditions that impact the value of our subordinated CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred. Impairment charges on subordinated CMBS aggregating approximately $70.2 million, $34.7 million and $143.5 million were recognized during the years ended December 31, 2002, 2001 and 2000, respectively. See Note 5 for further discussion of the impairment charges.

     We assess each other mortgage-backed security, or MBS, for other than temporary impairment when the fair market value of the security declines below the respective amortized cost and we conclude that we no longer have the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of the security to its current cost basis; the difference is recognized as a loss in the income statement. We did not recognize any impairment losses on our other MBS during 2002, 2001 and 2000.

     Insured Mortgage Securities

     We assess each insured mortgage security for other than temporary impairment when the fair market value of the asset declines below amortized cost for a significant period of time and we conclude that we no longer have the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of an insured mortgage security to its current amortized cost basis, with the difference recognized as a loss in the income statement. We did not recognize any impairment on our insured mortgage securities in 2002, 2001 and 2000.

     Equity Investments

     We recognize impairment on our investments accounted for under the equity method if a decline in the market value of the investment below its carrying basis is judged to be "other than temporary". During 2002, the AIM Limited Partnerships experienced a significant amount of prepayments of their insured mortgages. These prepayments reduced cash flows on our 20% investment in the advisor to the AIM Limited Partnerships. As a result, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the advisor to the AIM Limited Partnerships evaluated its investment in the advisory contracts for impairment. The estimated future undiscounted cash flows from this investment were projected to be less than the book value of the investment as of December 31, 2002. As a result, the advisor believed that its investment in the advisory contracts was impaired at December 31, 2002. The advisor estimated the fair value of its investment using a discounted cash flow methodology. The advisor wrote down the value of its investment in the advisory contracts to the AIM Limited Partnerships and recorded an impairment charge. We recorded our portion of the impairment charge, totaling approximately $460,000, as of December 31, 2002. This impairment charge is included in Equity in (losses) earnings from investments in our Consolidated Statement of Income. This investment is included in our Portfolio Investment segment. We did not recognize any impairment losses on our equity investments in 2001 and 2000.

Receivables

     Receivables primarily consist of interest and principal receivables. In addition, prepayments in the insured mortgage securities portfolio, if any, that have not yet been received are included in receivables.

Other Assets

     Other assets primarily include deferred financing costs, deferred costs, investment in mezzanine loans and real estate owned.

     The assets acquired and costs incurred in connection with the Merger were recorded using the purchase method of accounting. The amounts allocated to the assets acquired were based on management's estimate of their fair values, with the excess of purchase price over fair value allocated to goodwill. The goodwill and intangible assets acquired were amortized using the straight-line method over 10 years. As discussed later in this footnote, we wrote-off $9.8 million of goodwill and intangible assets related to these merger assets on January 1, 2002 upon the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

     Deferred financing costs are costs incurred in connection with the establishment of our financing facilities and are amortized using the effective interest method over the terms of the borrowings. Also included in deferred costs are mortgage selection fees, which were paid in connection with the insured mortgage securities. These deferred costs are being amortized using the effective interest method on a specific mortgage basis from the date of the acquisition of the related mortgage over the term of the mortgage. Upon disposition of a mortgage, the related unamortized fee is treated as part of the mortgage asset carrying value in order to measure the gain or loss on the disposition.

     Property held for investment is carried at cost and depreciated over its estimated useful life and will be evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At such time, if the expected future undiscounted cash flows from the property are less than the cost basis, the assets will be marked down to fair value. Costs relating to development and improvement of property are capitalized, provided that the resulting carrying value does not exceed fair value. Costs relating to holding the assets are expensed.

Servicing Other Assets and Servicing Liabilities

     As previously discussed, in July 2001, we began accounting for our servicing subsidiary, CMSLP, on a consolidated basis as opposed to accounting for CMSLP using the equity method. This change in accounting method was a result of a reorganization in which the partnership interests of CMSLP are now held by two of our wholly-owned and controlled taxable REIT subsidiaries. Prior to July 1, 2001, we accounted for CMSLP under the equity method since we did not control the voting common stock of the general partner of CMSLP. CMSLP's assets, liabilities, revenues and expenses are labeled as "servicing" on the consolidated financial statements.

     Components of Servicing Other Assets and Servicing Liabilities

     At December 31, 2002 and 2001, the following comprised servicing other assets and servicing liabilities:

                                                                              2002            2001
                                                                              ----            ----
         Receivables and other assets                                   $  5,717,299     $  7,612,446
         Investment in interest-only certificates and CMBS                 5,374,209        2,395,576
         AIM Limited Partnerships' subadvisory contracts (1)               1,034,373        1,906,542
         Fixed assets, net                                                 1,617,569        2,239,927
         Acquired mortgage servicing rights                                   31,688        4,096,333
                                                                         ------------     -----------
         Total servicing other assets                                    $13,775,138      $18,250,824
                                                                         ============     ===========

         Accounts and notes payable                                      $   756,865      $ 3,660,173
                                                                         ============     ===========


         (1) During 2002, the AIM Limited Partnerships experienced a significant amount of prepayments of their insured mortgages. These prepayments reduced CMSLP's cash flows from our subadvisory contracts with the AIM Limited Partnerships. As a result, in accordance with SFAS No. 142 and SFAS No. 144, we evaluated CMSLP's investment in the subadvisory contracts for impairment. Our estimated future undiscounted cash flows from this investment were projected to be less than the book value of the investment as of December 31, 2002. As a result, we believed that CMSLP's investment in the subadvisory contracts was impaired at December 31, 2002. We estimated the fair value of the investment using a discounted cash flow methodology. We wrote down the value of CMSLP's investment in the subadvisory contracts with the AIM Limited Partnerships and recorded an impairment charge of approximately $340,000 as of December 31, 2002. This impairment charge is included in Servicing amortization, depreciation and impairment in our Consolidated Statement of Income.

Servicing Revenue, Servicing General and Administrative Expenses, and Servicing Amortization, Depreciation and Impairment

     Servicing revenue represents revenue earned by CMSLP, which primarily consists of mortgage servicing fees, assumption fees, other ancillary servicing fees, interest income, and AIM Limited Partnerships' subadvisory fees. Servicing general and administrative expenses represent CMSLP's general and administrative expenses. Servicing amortization, depreciation and impairment expenses represent CMSLP's amortization of mortgage servicing rights, impairment on mortgage servicing rights, impairment on subadvisory contracts (as discussed above) and depreciation and amortization of fixed and other assets.

     Components of Servicing Revenue, Servicing General and Administrative Expenses, and Servicing Amortization, Depreciation and Impairment

     For the years ended December 31, 2002 and 2001, the following comprised servicing revenue and servicing expenses:

                                                                           2002             2001  (1)
                                                                           ----             ----
         Mortgage servicing fees                                       $  5,462,814     $  3,570,603
         Assumption fees and other servicing income                       4,312,000        2,178,077
         Interest income                                                    694,445          834,664
         AIM Limited Partnerships' subadvisory fees                         516,511          302,713
                                                                       ------------     -------------
              Total servicing revenue (2)                              $ 10,985,770     $  6,886,057
                                                                       ============     ============

         Servicing general and administrative expenses                 $  8,854,569     $  5,882,889
                                                                       ============     ============

         Amortization of mortgage servicing rights                     $    690,091     $    734,258
         Depreciation and amortization of fixed and other assets          1,073,207          466,403
         Impairment on AIM Limited Partnerhips' subadvisory contracts       340,356                -
         Impairment on mortgage servicing rights and CMBS                    69,483          498,525
                                                                       ------------     -------------
            Total servicing amortization, depreciation and impairment  $  2,173,137     $  1,699,186
                                                                       ============     ============


(1) The 2001 amounts reflect CMSLP's results during the period July 1, 2001 through December 31, 2001, since CMSLP was not accounted for on a consolidated basis until July 2001.
(2) Excludes gain on sales of servicing rights and investment-grade CMBS, which were recognized in 2002.

Discounts and Deferred Financing Costs on Debt

     Discounts and deferred financing costs incurred in connection with the issuance of debt are amortized using the effective interest method over the projected term of the related debt, which is based on management's estimate of prepayments on the underlying collateral and are included as a component of interest expense. In addition, as discussed in Note 7, there were extension fees payable under the terms of the Exit Debt. We had estimated the amounts of these extension fees and were amortizing the fees using the effective interest method over the term of the related debt. However, these accrued extension fees were reversed into income in January 2003 (as they were no longer payable) due to the repayment of the Exit Debt (see Note 19).

Interest Rate Protection Agreements

     We have used interest rate caps to hedge the variability in interest payments associated with our variable rate debt. During 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." We determined that our interest rate caps are effective cash flow hedges under SFAS No. 133. From January 1, 2001 through June 30, 2001, in accordance with SFAS No. 133, all changes in the fair value of the interest rate caps related to intrinsic value were recorded in other comprehensive income and all changes in fair value related to time value were recorded through earnings as those changes in fair value were considered ineffective. Beginning July 1, 2001, we recorded all changes in fair value (both intrinsic and time value) through other comprehensive income in accordance with a FASB Derivatives Implementation Group interpretation. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows, which is monthly as the variable rate debt's interest rate resets monthly to one month LIBOR as does the interest rate cap. Upon the termination of a hedging relationship, the amount in accumulated other comprehensive income will be amortized over the remaining life of the previously hedged cash flows. We adopted SFAS No. 133 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, we recorded a cumulative effect type adjustment of $(135,142) in earnings to recognize, at fair value, the interest rate caps designated as cash flow hedges as of January 1, 2001. The interest rate caps are carried at an aggregate book value of $4,000 at December 31, 2002 and are included in Other Assets on the Consolidated Balance Sheet.

Shareholders' Equity

     On October 17, 2001, we effected a one-for-ten reverse stock split. All share and per share information in these Notes to Consolidated Financial Statements and the accompanying Consolidated Financial Statements has been retroactively adjusted to reflect the reverse stock split. Share information adjustments include, without limitation, adjustments to the number of common shares issued and outstanding, issued as dividends on and upon conversion of shares of preferred stock, and issuable under outstanding options. See Notes 11 and 12 for further discussion.

Per Share Amounts

     Basic earnings per share amounts represent net income, or loss, available to common shareholders divided by the weighted average common shares outstanding during the year. The weighted average common shares outstanding amounts include the weighted average amount of common shares payable or paid to preferred shareholders related to dividends as of the respective dividend declaration dates. Diluted earnings per share amounts represent basic EPS adjusted for dilutive common stock equivalents, which could include stock options and certain series of convertible preferred stock. See Note 13 for a reconciliation of basic earnings per share to diluted earnings per share.

Income Taxes

     We have elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code for the 2002 and 2001 tax years. We are required to meet income, asset, ownership and distribution tests to maintain our REIT status for federal and state tax purposes. We will monitor and minimize the levels of non-qualifying income in order to meet REIT qualification criteria. See Note 1 for additional discussion.

     During the years ended December 31, 2002 and 2001, no excess inclusion was distributed. During the year ended December 31, 2000, excess inclusion income of $0.1474 per common share was distributed with the Series G Preferred Stock dividend. Excess inclusion income results from our prior resecuritization of mortgage securities in our portfolio. A shareholder's allocable share of excess inclusion represents the minimum taxable income reportable by the shareholder for that year; it may not be offset by a net operating loss and may represent unrelated business taxable income for some shareholders. The excess inclusion distributed in 2000 was generated in 1999.

     We account for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the reporting of deferred tax assets and liabilities using rates expected to be in effect in future tax years when the book-to-tax differences reverse. Additionally, SFAS No. 109 requires that a valuation allowance be established for deferred tax assets if it is determined that the realization of the asset is not "more likely than not."

     We and two of our subsidiaries incorporated in 2001 jointly elected to treat such two subsidiaries as TRS effective January 1, 2001. These subsidiaries allow us to earn non-qualifying REIT income while maintaining our REIT status. The partnership interests of CMSLP are held by these subsidiaries. These subsidiaries are separately taxable entities that cannot use our net operating loss carry forward to reduce their taxable income. Thus, we will recognize income tax expense to the extent these subsidiaries are subject to income taxes.

Consolidated Statements of Cash Flows

     Since the consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity, the consolidated statements of cash flows do not reflect investing and financing activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments. On April 17, 2001, cash of approximately $127.2 million was used to payoff a portion of the aggregate principal relating to debt incurred prior to the Chapter 11 filing. The aggregate Exit Debt principal of approximately $429.2 million was incurred on April 17, 2001 to satisfy the remaining principal owed on the debt incurred prior to the Chapter 11 filing. The cash outflow of $127.2 million is included in principal payments on secured borrowings and other debt obligations in the financing activities section of the consolidated statements of cash flows. The aggregate Exit Debt principal of $429.2 million resulted in no cash inflow and, accordingly, is not reflected in the consolidated statements of cash flows. Also on April 17, 2001, cash of approximately $44.7 million was used to payoff accrued interest on debt incurred prior to the Chapter 11 filing, cash of approximately $3.9 million was used to pay an emergence financing origination fee related to a portion of the Exit Debt, and cash of approximately $7.4 million was used to pay accrued payables related to the Chapter 11 filing. This cash activity is reflected in the operating activities section of the consolidated statements of cash flows within the net income line or the change in payables and accrued expenses line.

     In 2000, based upon stipulation agreements with certain of our lenders, we reflected the receipt of interest on certain of our CMBS of $82.0 million, along with the corresponding pay down of interest payable of $50.2 million. Net cash flow of $32 million was used to pay down approximately $19 million debt related to the respective variable rate financing facilities of those lenders. Additionally, CMBS asset sales generated approximately $418 million in proceeds, approximately $342 million of which was used to pay down debt. Only the net proceeds were remitted to us, and as such, only the net proceeds are reflected in the consolidated statements of cash flows.

     The following is the supplemental cash flow information:

                                                                       2002                2001                 2000
                                                                       ----                ----                 ----
    Cash paid for interest                                        $  72,488,764       $ 124,468,367        $ 137,110,022
    Cash paid for income taxes                                          947,300              42,000            1,642,000
    Non-cash investing and financing activities:
         Restricted stock issued                                        129,675                  --                   --
         Preferred stock dividends paid in shares of common stock     3,444,792          20,443,229                   --
         Fair value of real estate assets acquired                           --           8,784,105                   --
         Fair value of real estate liabilities acquired                      --            (569,991)                  --
         Fair value of mortgage assumed                                      --          (7,130,638)                  --


Comprehensive Income

     Comprehensive income includes net earnings as currently reported (before dividends accrued or paid on preferred shares) adjusted for other comprehensive income. Other comprehensive income consists of (a) changes in unrealized gains and losses related to our CMBS and other MBS and insured mortgage securities which were disposed of or impaired during the period with the resulting gain or loss reflected in net earnings (reclassification adjustments), (b) the change in the unrealized gain or loss related to those investments that were not disposed of or impaired during the period, and (c) certain changes in the fair value of the interest rate caps accounted for under SFAS No. 133. The table below details other comprehensive income for the periods presented:

                                                                       2002              2001             2000
                                                                       ----              ----             ----
Reclassification adjustment for losses from dispositions
    included in net income                                          $1,829,607        $ 350,066        $    282,723

Reclassification adjustment for impairment losses recognized on
    CMBS included in net income                                       (406,724)              --         180,177,910
Unrealized holding gains (losses) on mortgage securities
    arising during the period                                      107,747,337       (3,390,785)         23,941,476

Unrealized losses on interest rate caps                               (604,565)        (383,200)                 --
                                                                  -------------     ------------       -------------
Net adjustment to other comprehensive income                      $108,565,655      $(3,423,919)       $204,402,109
                                                                  =============     ============       =============


Change in Accounting Principle related to Special Servicing Fee Revenue Recognition

     As of July 1, 2001, CMSLP changed its accounting policy related to the recognition of special servicing fee revenue. Special servicing fees are paid to CMSLP when mortgage loans collateralizing CMBS owned by CRIIMI MAE are in default. Typically, CMSLP is paid 25 basis points of the unpaid principal balance of the defaulted mortgage loans for as long as the loans are in default. The fees are paid to compensate the special servicer for managing and resolving the defaulted loan. Historically, CMSLP had deferred special servicing fee revenue and recorded that revenue into earnings using the method consistent with our policy of recognizing interest income over the life of our CMBS on the level yield basis. CMSLP is now recording these special servicing fees in earnings on a current basis. This change in accounting policy was made to better match revenues and expenses related to the actual special servicing of the defaulted loans. The special servicing fees are paid on a current basis by the trusts holding the mortgage loans and those payments directly reduce the cash flow paid on our CMBS. Therefore, the special servicing fees paid are built into the GAAP yields we use to record interest income on our CMBS. CMSLP has changed its accounting policy to recognize the special servicing fees in earnings on a current basis as it believes this policy better matches the special servicing fees it earns with the direct costs expended for special servicing the loans. The CMBS and special servicing contracts are separate legal instruments or contracts.

     We were required to reflect this change in accounting principle as a cumulative catch-up as of January 1, 2001. As of January 1, 2001 CMSLP had approximately $2.0 million in deferred revenue related to the special servicing fee revenue. As a result, this amount was recorded into income and was reflected as a cumulative change in accounting principle for the year ended December 31, 2001. The results of operations for the year ended December 31, 2001 reflect the recognition of special servicing fee revenue on a current basis. As previously discussed, prior to July 1, 2001, CMSLP was accounted for using the equity method and, as a result, the impact of the new accounting principle (except for the cumulative catch-up) is reflected in equity in income from investments for the six months ended June 30, 2001 and on a consolidated basis for the six months ended December 31, 2001.

     The following table presents pro forma disclosures assuming that the change in accounting for servicing fee revenue was adopted at the beginning of 2000:

                                                                                      For the years ended December 31,
                                                                                          2001                 2000
                                                                                    ----------------     ----------------
Reported net loss to common shareholders                                              $(24,222,798)       $(155,495,429)
Add:  Net revenue deferred                                                                      --              379,138
Less:  Cumulative effect of change in accounting for servicing revenue                  (1,995,262)                  --
                                                                                    ----------------     ----------------
Adjusted net loss to common shareholders                                              $(26,218,060)       $(155,116,291)
                                                                                    ================     ================
Basic and diluted earnings per share:
     Reported basic and diluted earnings per share after cumulative effect of
      changes in accounting principles                                                      $(2.18)             $(25.02)
    Net revenue deferred                                                                        --                 0.06
    Cumulative effect of change in accounting for servicing revenue                          (0.18)                  --
                                                                                    ----------------     ----------------
    Adjusted basic and diluted earnings per share after cumulative effect of
      changes in accounting principles                                                      $(2.36)             $(24.96)
                                                                                    ================     ================


Change in Accounting Principle due to Adoption of SFAS No. 142

     In June of 2001, the Financial Accounting Standards Board (or FASB) issued Statement of Financial Accounting Standards (or SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, among other things, prohibits the amortization of existing goodwill and certain types of other intangible assets and establishes a new method of testing goodwill for impairment. Under SFAS No. 142, the method for testing goodwill for impairment occurs at the reporting unit level (as defined in SFAS No. 142) and is performed using a fair value based approach. SFAS No. 142 was effective on January 1, 2002. The transition provisions of SFAS No. 142 required us to reclassify $8.4 million of intangible assets related to the Merger to goodwill. When combined with the current goodwill of $1.4 million, this resulted in $9.8 million of goodwill on our books. Effective upon adoption on January 1, 2002, we wrote off this goodwill and recorded a resulting non-cash impairment charge of approximately $9.8 million for this change in accounting principle. The goodwill relates to the Portfolio Investment segment (as defined in Note 18). The fair value of the segment was determined using a market capitalization approach and the impairment was primarily a result of the significant decrease in our common stock price since the merger in 1995. This change in accounting principle reduces our annual amortization expense by approximately $2.8 million through June 2005.

     The following table presents pro forma disclosures assuming that SFAS No. 142 was adopted at the beginning of 2000:

                                                                      For the years ended December 31,
                                                                 2002               2001                2000
                                                            ---------------    ---------------    ----------------
Reported net loss to common shareholders                     $(64,247,814)      $(24,222,798)      $(155,495,429)
Add:  Goodwill amortization                                            --             399,468             399,468
Add:  Intangible assets amortization                                   --           2,390,004           2,390,004
Add:  Cumulative effect of adoption of SFAS No. 142             9,766,502                  --                  --
                                                            ---------------    ---------------    ----------------
Adjusted net loss to common shareholders                     $(54,481,312)      $(21,433,326)      $(152,705,957)
                                                            ===============    ===============    ================
Basic and diluted earnings per share:
     Reported basic and diluted earnings per share after
      cumulative effect of changes in accounting principles        $(4.69)            $(2.18)            $(25.02)
    Goodwill amortization                                              --               0.04                0.06
    Intangible assets amortization                                     --               0.21                0.39
    Cumulative effect of adoption of SFAS No. 142                    0.72                 --                  --
                                                            ---------------    ---------------    ----------------
    Adjusted basic and diluted earnings per share after
      cumulative effect of changes in accounting principles        $(3.97)            $(1.93)            $(24.57)
                                                            ===============    ===============    ================


Accounting during Chapter 11 Proceedings

     Liabilities Subject to Chapter 11 Proceedings

     Liabilities which were subject to Chapter 11 proceedings, including claims that became known after the Chapter 11 petition date, were reported at their expected allowed claim amount in accordance with SFAS No. 5, "Accounting for Contingencies." To the extent that the amounts of claims changed as a result of actions in the Chapter 11 or other factors, the recorded amount of liabilities subject to the Chapter 11 proceeding was adjusted. The gain or loss resulting from the entries to record the adjustment was recorded as a reorganization item.

     Reorganization Items

     Reorganization items were items of income and expense that were realized or incurred because of the Chapter 11 reorganization. These included, but were not limited, to the following:

o short-term interest income that would not have been earned but for the Chapter 11 proceedings;
o professional fees and similar types of expenditures directly relating to the Chapter 11 proceedings;
o employee retention program costs and severance payments; and
o loss accruals or realized gains or losses resulting from activities of the reorganization process such as the sale of certain assets, rejection of certain executory contracts and the write-off of debt issuance costs and debt discounts.

     During  the  years  ended   December   31,  2001  and  2000,   we  recorded
reorganization items due to the Chapter 11 filings of CRIIMI MAE, CRIIMI MAE Management and CRIIMI MAE Holdings II as follows:

 Reorganization Items                                       2001                  2000
 --------------------                                 ----------------     ------------------
 Short-term interest income                              $ 2,491,311           $ 6,850,362
 Professional fees                                        (3,870,185)           (9,317,772)
 Employee Retention Program                                       --              (851,948)
 Other                                                      (800,875)           (1,136,319)
 Excise tax accrued                                               --              (495,000)
                                                       --------------        ---------------
     Subtotal                                             (2,179,749)           (4,950,677)
 Impairment on CMBS regarding reorganization (2)                  --           (15,832,817)
 Net recovery (loss) on real estate owned (1)                366,529              (924,283)
 Net gain on sale of CMBS                                         --             1,481,029
 Loss on originated loans                                         --           (45,845,712)
                                                       --------------        ---------------
 Total reorganization expense, net                      $ (1,813,220)        $ (66,072,460)
                                                       ==============        ==============


(1) We recognized impairment on our investment in real estate owned in 2000. This asset was sold in July 2000.
(2) We recognized impairment on the CMBS subject to the sales of select CMBS in 1999 and additional impairment on the remaining CMBS subject to the sales of select CMBS in 2000. The final bonds subject to the sales were sold in November 2000.


Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of
Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions" for the disposal of segments of a business. SFAS No. 144 established accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets be measured at the lower of carrying costs or fair value less selling costs, whether reported on continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on January 1, 2002. As discussed previously, we recognized approximately $801,000 of impairment in our Consolidated Statement of Income during 2002 related to our Portfolio Investment segment's (as defined in Note 18) investment in the advisor to the AIM Limited Partnerships and our Mortgage Servicing segment's (as defined in Note 18) investment in AIM Limited Partnerships subadvisory contracts.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," that, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." With the rescission of SFAS No. 4, the early extinguishment of debt generally will no longer be classified as an extraordinary item for financial statement presentation purposes. The provision is effective for fiscal years beginning after May 15, 2002, with earlier application related to the rescission of SFAS No. 4 encouraged. We adopted the provisions related to the rescission of SFAS No. 4 on April 1, 2002. As a result, we have reclassified a $14.8 million gain on debt extinguishment in 2000 from an extraordinary item to an operating item. In addition, in 2003, we expect to recognize a gain on extinguishment of debt as a result of the retirement of the Exit Debt following the recapitization in January 2003. The gain will be classified as an operating item.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123 "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In accordance with SFAS No. 148, we have elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and have made the applicable disclosures in Note 14 to the consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation (or FIN) No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not expect the adoption of FIN No. 46 to have a material effect on our financial position or results of operations.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair values of our consolidated financial instruments are presented in accordance with GAAP, which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, in other than a forced sale or liquidation. These values do not represent our liquidation value or the value of the securities under a portfolio liquidation.

                                                    As of December 31, 2002            As of December 31, 2001
                                                Amortized Cost     Fair Value      Amortized Cost     Fair Value
                                                --------------     ----------      --------------     ----------
ASSETS:
Subordinated CMBS and Other MBS (1)              $ 478,879,460    $540,755,663      $ 546,981,955     $ 536,204,992
Subordinated CMBS pledged to secure
   Securitized Mortgage Obligation - CMBS          287,039,586     326,472,580        283,993,690       296,477,050
Insured mortgage securities                        273,655,357     275,340,234        350,982,991       343,091,303
Interest rate protection agreements                    992,043           4,277            448,789            65,589
Servicing other assets                          See footnote (2)  See footnote (2)  See footnote (2)  See footnote (2)
Servicing cash and cash equivalents                 12,582,053      12,582,053          6,515,424         6,515,424
Restricted cash and cash equivalents                 7,961,575       7,961,575         38,214,277        38,214,277
Other cash and cash equivalents                     16,669,295      16,669,295         10,783,449        10,783,449

LIABILITIES:
Variable-rate secured borrowing                    214,672,536     214,672,536        244,194,590       244,194,590
Series A senior secured notes                       92,788,479      92,788,479 (3)     99,505,457        95,276,475
Series B senior secured notes                       68,491,323      68,491,323 (3)     63,937,383        54,826,306
Securitized mortgage obligations:
   Collateralized bond obligations-CMBS            285,844,933     326,472,580        283,047,470       296,477,050
   Collateralized mortgage obligations-insured
       mortgage securities                         252,980,104     266,366,729        326,558,161       351,983,544
Mortgage payable                                     7,214,189       7,341,397          7,109,252         7,109,252


(1) Includes approximately $5.3 million of amortized cost and $5.2 million of fair value related to other MBS as of December 31, 2002 and approximately $8.6 million of amortized cost and $8.5 million of fair value as of December 31, 2001.
(2) CMSLP owns subordinated CMBS and interest-only strips with an aggregate amortized cost basis of approximately $1.9 million and $2.3 million and a fair value of approximately $2.1 million and $2.4 million as of December 31, 2002 and 2001, respectively. Additionally, CMSLP owns investment-grade CMBS with an aggregate cost basis and fair value of approximately $3.3 million as of December 31, 2002.
(3) Since these notes were redeemed in January 2003 at face value, we have disclosed the face value as the fair value as of December 31, 2002.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Subordinated CMBS and Other Mortgage-Backed Securities

     Our determination of fair values for our CMBS portfolio is a subjective process. The process begins with the compilation and evaluation of pricing information (such as nominal spreads to U.S. Treasury securities or nominal yields) that, in our view, is commensurate with the market's perception of value and risk of comparable assets. We use a variety of sources to compile such pricing information including: (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS or to the CMBS (or collateral) underlying our CMBS issued in connection with CRIIMI MAE Trust I
Series 1996-C1 (or CBO-1) and CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2)), (ii) communications with dealers and active CMBS investors regarding the pricing and valuation of comparable securities, (iii)
institutionally available research reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market's perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of commercial mortgage loans. We make further fair value adjustments to such pricing information based on our specific knowledge of our CMBS, which is then used to determine the fair value of our CMBS using a discounted cash flow approach. Expected future gross cash flows are discounted at market yields for our rated CMBS, depending on the rating, and at a fixed discount rate for our unrated/issuer's equity. Furthermore, the fair value for those CMBS incurring principal losses and interest shortfalls (i.e., CBO-2 B-and CCC bonds, and our unrated/issuer's equity) based on our overall expected loss estimate are valued at a loss adjusted yield to maturity that, in our view, is commensurate with the market's perception of value and risk of comparable securities, using the same discounted cash flow approach. Such anticipated principal losses and interest shortfalls have been taken into consideration in the calculation of fair values and yields to maturity used to recognize interest income as of December 31, 2002. In addition, we considered the impact of our recent recapitalization and the value of competing offers in determining our year end fair values. Since we calculated the estimated fair value of our CMBS portfolio as of December 31, 2002 and 2001, we have disclosed the range of discount rates by rating category used in determining the fair values as of December 31, 2002 in Note 5.

     The liquidity of the subordinated CMBS market has historically been limited. Additionally, during adverse market conditions, the liquidity of such market has been severely limited. For this reason, among others, our estimate of the value of the subordinated CMBS could vary significantly from the value that could be realized in a current transaction between a willing buyer and a willing seller.

     The fair value of the other MBS is an estimate based on the indicative market price from publicly available pricing services. We normally apply a slight discount to such prices as we believe it better reflects fair value between willing buyers and sellers due to the relatively smaller sizes of this component of the trading securities.

Insured Mortgage Securities

     We calculated the estimated fair market value of the insured mortgage securities portfolio as of December 31, 2002 and 2001, using a discounted cash flow methodology. The cash flows were discounted using a discount rate and other assumptions that, in our view, was commensurate with the market's perception of risk and value. We used a variety of sources to determine its discount rate including (i) institutionally available research reports and (ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities.

Servicing, Restricted and Other Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of these instruments.

Obligations Under Financing Facilities

     The fair values of the securitized mortgage obligations as of December 31, 2002 and 2001 were calculated using a discounted cash flow methodology similar to that discussed in subordinated CMBS above. The fair values of the Series A and Series B Senior Secured Notes are the same as the face values as the notes were redeemed in January 2003. The carrying amount of the Exit Variable-Rate Secured Borrowing approximates fair value because the current rate on the debt resets monthly based on market rates. The fair value of the mortgage payable is estimated based on current market interest rates of mortgage debt.

Interest Rate Caps

     The fair values of our interest rate caps, which are used to hedge our variable rate debt, are the estimated amounts that we would receive to terminate the caps as of December 31, 2002 and 2001, taking into account current interest rates and the current creditworthiness of the counterparties. The amounts were determined based on quotes received from the counterparties to the agreements.

5.       CMBS

     As of December 31, 2002, we owned, in accordance with GAAP, CMBS (excluding Other MBS) with an aggregate face amount of approximately $1.5 billion rated from A+ to CCC and unrated. Such CMBS had an aggregate fair value of approximately $862 million (representing approximately 69% of our total consolidated assets) and an aggregate amortized cost of approximately $761 million. Such CMBS represent investments in securities issued in connection with CBO-1, CBO-2 and Nomura Asset Securities Corporation Series 1998-D6 (or Nomura). The following is a summary of the ratings of our CMBS as of December 31, 2002:


         Rating                             Fair Value                           % of CMBS
         ------                             ----------                           ---------
         A+, BBB+ or BBB (a)                  $326.5                                 38%
         BB+, BB or BB-                       $338.9                                 39%
         B+, B, B- or CCC                     $176.6                                 21%
         Unrated                               $20.0                                  2%


(a) Represents investment grade securities that we reflect as assets on our balance sheet as a result of CBO-2. As indicated in footnote 4 to the table below, GAAP requires both these assets (reflected as "CMBS pledged to Secure Securitized Mortgage Obligation-CMBS") and their related liabilities (reflected as "Collateralized bond obligations - CMBS") to be reflected on our balance sheet. All cash flows related to the investment grade CMBS are used to service the corresponding debt. As a result, we currently receive no cash flows from the investment grade CMBS.

     As of December 31, 2002, the weighted average interest rate and the loss adjusted weighted average life (based on face amount) of the investment grade securities was 7.0% and 8.6 years, respectively. The weighted average interest rate and the loss adjusted weighted average life (based on face amount) of the BB+ through unrated CMBS securities, sometimes referred to as the retained portfolio, were 5.3% and 10.5 years, respectively. The aggregate investment by the rating of the CMBS is as follows:

                                                                     Discount Rate
                                                                       or Range of
                               Weighted                              Discount Rates
                               Average        Loss       Fair Value      Used to
                  Face Amount  Pass-Through  Adjusted       as of     Calculate Fair  Amortized Cost   Amortized Cost
                     as of     Rate as      Weighted      12/31/02        Value      as of 12/31/02   as of 12/31/01
                 12/31/02 (in  of          Average Life      (in      as of 12/31/02   (in millions)   (in millions)
Security Rating    millions)    12/31/02        (1)       millions)      (9) (10)           (5)             (6)
----------------------------------------------------------------------------------------------------------------------
Investment Grade Portfolio
A+ (4)            $   62.6         7.0%     4 years      $  66.0             5.1%     $   59.4            $   58.7

BBB+ (4)             150.6         7.0%    10 years        150.6             7.0%        132.3               131.1

BBB (4)              115.2         7.0%    10 years        109.9             7.7%         95.3                94.2

Retained Portfolio
BB+                  319.0         7.0%    11 years        259.4       9.8%-10.2%        223.0               219.0

BB                    70.9         7.0%    13 years         54.2            10.8%         46.8                46.0

BB-                   35.5         7.0%    14 years         25.3            11.6%         20.8                20.5

B+                    88.6         7.0%    14 years         50.4            14.9%         46.0                45.2

B                    177.2         7.0%    17 years         94.3      15.4%-15.7%         85.1                83.7

B- (2)               118.3         7.1%    24 years         28.1           16.0%-         28.1                48.1
                                                                       20.0%  (9)

CCC (2)               70.9         0.1%     2 years          3.8             (10)          3.8                13.1

Unrated/Issuer's
Equity (2) (3)       326.1         2.1%     1 year          20.0             (10)         20.0                62.8
                 ----------                             ---------                    ----------          ----------
Total (8)         $1,534.9         5.7%    10 years      $ 862.0 (8)                  $  760.6  (7)       $  822.4
                 ==========                             =========                    ==========          ==========


(1) The loss adjusted weighted average life represents the weighted average expected life of the CMBS based on our current estimate of future losses. As of December 31, 2002, the fair values of the B-, CCC and the unrated/issuer's equity in Nomura, CBO-1, and CBO-2 were derived solely from interest cash flow anticipated to be received since our current loss expectation assumes that the full principal amount of these securities will not be recovered. See also "Advance Limitations, Appraisal Reductions and Losses on CMBS" below.

(2) As of December 31, 2002, the subordinated CMBS from CBO-1 and CBO-2 (with the exception of the CBO-2 issuer's equity which has no stated coupon rate) have stated coupon rates of 8.0% and 7.0%, respectively, while the weighted average net coupon rates of the CMBS underlying CBO-1 and CBO-2 are approximately 8.3% and 6.7%, respectively (prior to the consideration of losses, prepayments and extensions on the underlying mortgage loans). The subordinated CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on the subordinated CMBS. Such interest shortfalls will continue to accumulate until they (i) are repaid through excess interest and/or recoveries on the underlying CMBS or (ii) are realized as a loss of principal on the subordinated CMBS. Based on our overall expected loss estimate as of December 31, 2002, the CBO-

      2 subordinated CMBS currently rated B- and CCC and the Nomura unrated CMBS are expected to incur approximately $55.4 million, $4.6 million, and $1.9 million, respectively, of losses directly attributable to accumulated and unpaid interest shortfalls over their expected lives. Such anticipated losses and shortfalls have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of December 31, 2002.

(3) The unrated subordinated CMBS from CBO-2 currently does not have a stated coupon rate since these securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority. As a result, effective coupon rates on these securities are highly sensitive to the effective coupon rates and monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-2.

(4) In connection with CBO-2, $62.6 million (originally A rated, currently A+ rated) and $60.0 million (originally BBB rated, currently BBB+ rated) face amount of investment grade CMBS were sold with call options and $345 million (originally A rated, currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, we initially retained $90.6 million (originally BBB rated, currently BBB+ rated) and $115.2 million (originally BBB- rated, currently BBB rated) face amount of CMBS, both with call options, with the intention to sell these CMBS at a later date. Such sale occurred March 5, 1999. Since we retained call options on certain sold CMBS (the A+, BBB+ and BBB bonds), we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 125 and thus these CMBS are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, we have retained these CMBS with call options and reflected them in our subordinated CMBS on the balance sheet to which we currently receive no economic benefit.

(5) Amortized cost reflects impairment charges of approximately $70.2 million related to the unrated/issuer's equity bonds, the CCC bond and the B- bond in CBO-2, which were recognized during the year ended December 31, 2002. These impairment charges are in addition to the cumulative impairment charges of approximately $178.1 million that were recognized through December 31, 2001. The impairment charges are discussed later in this Note 5.

(6) Amortized cost reflects approximately $178.1 million of cumulative impairment charges related to certain CMBS (all bonds except those rated A+ and BBB+), which were recognized through December 31, 2001.

(7) See Notes 1 and 10 to Notes to Consolidated Financial Statements for information regarding the Subordinated CMBS for tax purposes.

(8) As of December 31, 2002, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $19.3 million, $837.2 million and $5.5 million, respectively.

(9) The discount rate is applied to gross scheduled cash flows as opposed to loss adjusted cash flows for purposes of calculating fair values.

(10) As a result of the significant loss of principal on these CMBS, we have used a significantly high discount rate to determine a reasonable fair value of these CMBS. The weighted average yield-to-maturity of the CCC and unrated/issuer's equity is 5.8% and 8.6%, respectively.

     Mortgage Loan Pool

     Through CMSLP, we perform servicing functions on commercial mortgage loans totaling $17.4 billion and $19.3 billion as of December 31, 2002 and 2001, respectively. The mortgage loans underlying our subordinated CMBS portfolio are secured by properties of the types and in the geographic locations identified below:

                      12/31/02          12/31/01                                         12/31/02          12/31/01
Property Type      Percentage(i)      Percentage(i)         Geographic Location(ii)   Percentage(i)      Percentage(i)
-------------      -------------      -------------         ----------------------    -------------      -------------
Retail.............      31%                30%             California..................    17%                16%
Multifamily........      28%                29%             Texas.......................    12%                13%
Hotel..............      15%                14%             Florida.....................     8%                 8%
Office.............      13%                13%             Pennsylvania................     5%                 5%
Other (iv).........      13%                14%             Georgia.....................     4%                 5%
                         ---          ---------             Other(iii)..................    54%                53%
    Total..........     100%               100%                                             ---        -----------
                        ====          =========                 Total...................   100%               100%
                                                                                           ====        ===========


(i) Based on a percentage of the total unpaid principal balance of the underlying loans.
(ii)     No significant concentration by region.
(iii)    No other individual state makes up more than 5% of the total.
(iv) Our ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes subordinated CMBS in which our exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the "Subordinated Healthcare/Senior-Housing CMBS"). These other CMBS are not owned by and are subordinate to our CMBS in this transaction. As a result, our investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the other CMBS not owned by us.

     Specially Serviced Mortgage Loans

     CMSLP performs special servicing on the loans underlying our subordinated CMBS portfolio. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. We believe that because we own the first loss unrated or lowest rated bond of all but one of the CMBS transactions related to our subordinated CMBS, CMSLP has an incentive to efficiently and effectively resolve any loan workouts. As of December 31, 2002 and 2001, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

                                                          12/31/02                    12/31/01
                                                          --------                    --------
Specially serviced loans due to monetary default (a)   $736.1 million            $701.7 million

Specially serviced loans due to covenant default/other   74.7 million              90.0 million
                                                       --------------           ----------------
Total specially serviced loans (b)                     $810.8 million            $791.7 million
                                                       ==============           ================
Percentage of total mortgage loans (b)                    4.7%                      4.1%
                                                       ==============           ================


(a) Includes $130.5 million and $94.5 million, respectively, of real estate owned by underlying trusts. See also the table below regarding property type concentrations for further information on real estate owned by underlying trusts.
(b) As of February 28, 2003, total specially serviced loans were approximately $1.1 billion, or 6.3% of the total mortgage loans. See discussion below for additional information regarding specially serviced loans.

     The specially serviced mortgage loans as of December 31, 2002 were secured by properties of the types and located in the states identified below:

Property Type      $ (in millions)    Percentage            Geographic Location     $ (in millions)    Percentage
-------------      ---------------    ----------            -------------------     ---------------    ----------
Hotel............   $  494.7  (1)         61%               Florida...............     $ 134.3             17%
Retail...........      200.8  (2)         25%               Oregon................        91.8             11%
Multifamily......       42.6               5%               Texas.................        86.6             11%
Healthcare.......       26.7               3%               California............        46.1              6%
Office...........       22.6               3%               Georgia ..............        42.1              5%
Industrial.......       13.7               2%               North Carolina........        28.9              3%
Other............        9.7               1%               Other.................       381.0             47%
                    ------------       ----------                                      --------         ---------
  Total..........   $  810.8             100%                 Total...............     $ 810.8            100%
                    ============       ==========                                      ========         =========


(1) Approximately $80.4 million of these loans in special servicing are real estate owned by underlying trusts.
(2) Approximately $32.7 million of these loans in special servicing are real estate owned by underlying trusts.

     As reflected above, as of December 31, 2002, approximately $494.7 million, or 61%, of the specially serviced mortgage loans are secured by mortgages on hotel properties. The hotel properties that secure the mortgage loans underlying our subordinated CMBS are geographically diverse, with a mix of hotel property types and franchise affiliations. The following table summarizes the hotel mortgage loans underlying our subordinated CMBS as of December 31, 2002:

                                     Total Outstanding      Percentage of          Amount in
                                     Principal Balance    Total Hotel Loans     Special Servicing
                                     -----------------    -----------------     -----------------
Full service hotels (2)               $ 1.4 billion              54%            $ 206.6 million
Limited service hotels (1)              1.2 billion              46%              288.1 million
                                      --------------            ----            ----------------
    Totals                            $ 2.6 billion             100%            $ 494.7 million
                                      =============             ====            ================


(1) Limited service hotels are generally hotels with room-only operations or hotels that offer a bedroom and bathroom, but limited other amenities, and are often in the budget or economy group.
(2) Full service hotels are generally mid-price, upscale or luxury hotels with restaurant and lounge facilities and other amenities.

     Of the $494.7 million of hotel loans in special servicing as of December 31, 2002, approximately $295.2 million, or 60%, relate to four borrowing relationships more fully described as follows:

o Sixteen loans and eight real estate owned properties with scheduled principal balances totaling approximately $92.2 million spread across four CMBS transactions secured by hotel properties throughout the U.S. As of December 31, 2002, our total exposure, including advances, on these loans
     is approximately $96.4 million.   In one of these CMBS transactions, which
     contains 10 loans with scheduled principal balances totaling $39.0 million, we hold only a 25% ownership interest in the non-rated class. In the other three CMBS transactions, we hold a 100% ownership interest in the non-rated class. Twenty-five loans were transferred into special servicing in December 2001 due to the bankruptcy filing of each special purpose borrowing entity and their parent company. Since the bankruptcy filing, as part of a consensual plan, eight properties with scheduled principal balances totaling $26.3 million have become real estate owned by underlying trusts, one loan with a scheduled principal balance totaling $5.3 million has been paid in full and the remaining sixteen loans with scheduled principal balances totaling $65.9 million were granted maturity date extensions and have been returned to performing status, and are in the process of being transferred out of special servicing.

o Twenty-seven loans with scheduled principal balances totaling approximately $138.1 million spread across three CMBS transactions secured by hotel properties in the west and Pacific northwest states. As of December 31, 2002, our total exposure, including advances, on these loans is approximately $160.4 million. The borrower had filed for bankruptcy protection in October 2001. The borrower has indicated that the properties have experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks. We have entered into a consensual settlement agreement dated February 25, 2003 pursuant to which the loan terms will be amended and modified. The parties are currently proceeding toward closing a comprehensive loan modification that should return the loans to performing status.

o Five loans with scheduled principal balances totaling approximately $45.7 million secured by hotel properties in Florida and Texas. As of December 31, 2002, our total exposure, including advances, on these loans is approximately $50.7 million. The loans are past due for the July 2002 and all subsequent payments. The balance and paid-through date do not reflect the recent application in 2003 of approximately $3.5 million of insurance proceeds and of sporadic payments received from the borrower throughout the year. The borrower and lender have entered into negotiations concerning a consensual modification of the loan terms.

o Nine loans with scheduled principal balances totaling approximately $19.2 million secured by limited service hotels in midwestern states. As of December 31, 2002, our total exposure, including advances, on these loans is approximately $20.9 million. The loans are past due for the April 2002 and all subsequent payments. The borrower cites reduced occupancy related to the recent downturn in travel as the cause for a drop in operating performance at the properties. CMSLP was attempting to negotiate a workout with the borrower, but the borrower filed for bankruptcy protection in February 2003.

     In addition to the borrowing relationships described above, subsequent to December 31, 2002 there were the following two additional transfers to special servicing of large hotel loans, one for an imminent payment default and the other for a non-monetary default. These defaults were considered in our December 31, 2002 loss assessment.

o    One loan with a scheduled principal balance totaling approximately
     $81.1 million secured by 13 extended stay hotels located throughout the country. This loan was transferred to special servicing in January
     2003 due to the borrower's request for forbearance and the resulting possibility of an imminent payment default. In its request, the borrower cited continuing reduced operating performance at its hotel properties, which it did not expect to improve in the foreseeable future. CMSLP entered into a short-term forbearance agreement with the borrower, and a consensual term sheet to restructure and modify the loan terms. We recently closed a loan modification agreement with the borrower that is expected to return the loan to performing status in the future.

o One loan with a scheduled principal balance totaling approximately $131.1 million, secured by 93 limited service hotels located in 29 states. The loan was transferred to special servicing in January 2003.

     The loan is current for payments, but was transferred to special servicing due to the unauthorized leasing of some of the collateral properties by the borrower, and unapproved franchise changes by the borrower, among other reasons. We have entered into a Confidentiality and Pre-Negotiation Agreement in an attempt to reach a consensual resolution of this matter.

     For each of the borrowing relationships described in the paragraphs above, we believe that we have adequate reserves for losses that we may incur in the future. There can be no assurance that the losses incurred in the future will not exceed our current reserves (see discussion below regarding increase in loss estimates).

     The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2001 to December 31, 2002:

                                                                    (in
                                                                 millions)
                                                                -------------

     Specially Serviced Loans, December 31, 2001                   $ 791.7
          Transfers in due to monetary default                       372.8
          Transfers in due to covenant default and other              23.6
          Transfers out of special servicing                        (353.9)
          Loan amortization  (1)                                     (23.4)
                                                                -------------
     Specially Serviced Loans, December 31, 2002                   $ 810.8 (2)
                                                                =============


(1) Represents the reduction of the scheduled principal balances due to advances made by the master servicers.
(2) Specially serviced loans total approximately $1.1 billion as of February 28, 2003.

     For all loans in special servicing, CMSLP is pursuing remedies available to it in order to maximize the recovery of the outstanding debt.

Advance Limitations, Appraisal Reductions and Losses on CMBS

     We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations to the most subordinate securities (only in certain underlying CMBS transactions) or appraisal reductions. The servicing advance limitations permit the master servicer (in those certain underlying CMBS transactions) to make only one principal and interest advance with regard to a delinquent mortgage loan. Thereafter, no future monthly principal and interest advances will be made by the master servicer until the amount of the most subordinate CMBS current coupon is eliminated. This restriction is enforced until an appraisal reduction has been determined or the loan payments are brought current. The appraisal reduction generally requires the master servicer to stop advancing interest payments on the amount by which the sum of unpaid principal balance of the loan, advances and other expenses exceeds 90% (in most cases) of the appraisal amount, thus reducing our cash flows as the holder of the first loss unrated or lowest rated bonds, as if such appraisal reduction was a realized loss. For example, assuming a weighted average coupon of 6%, a $1 million appraisal reduction would reduce our net cash flows by $60,000 on an annual basis. An appraisal reduction may result in a higher or lower realized loss based on the ultimate disposition or work-out of the mortgage loan. Appraisal reductions for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

(in thousands)                                              CBO-1        CBO-2       Nomura        Total
--------------                                              -----        -----       ------        -----
Year 2000                                                   $1,872    $18,871       $    --      $ 20,743
Year 2001                                                   15,599     31,962           874        48,435
Year 2002                                                    9,088     48,953        13,530        71,571
                                                           --------   --------      --------     ---------
Cumulative Appraisal Reductions through December 31, 2002  $26,559    $99,786       $14,404     $ 140,749
                                                           ========   ========      ========    ==========


     * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, when CMSLP obtains a third-party appraisal, it calculates one.

     As previously discussed, certain bonds from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives. The following tables summarize the actual realized losses on our CMBS through December 31, 2002 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future losses through the life of the CMBS:

(in thousands)                                                 CBO 1         CBO 2        Nomura        Total
--------------                                                 -----         -----        ------        -----
Year 1999 actual realized losses                               $  738        $   --       $   --       $   738
Year 2000 actual realized losses                                3,201         1,087           --         4,288
Year 2001 actual realized losses                                  545         8,397          238         9,180
Year 2002 actual realized losses                               11,554        25,113          563        37,230
                                                              -------       --------     --------      --------
Cumulative actual realized losses through December 31, 2002  $ 16,038       $34,597        $ 801       $51,436
                                                             ========       ========     ========      ========

Cumulative actual realized losses through December 31, 2002  $ 16,038       $34,597        $ 801       $51,436
Expected loss estimates for the year 2003                      54,410       136,771        6,438       197,619
Expected loss estimates for the years 2004                     17,771        89,783       20,016       127,570
Expected loss estimates for the years 2005                     11,887        37,545        4,452        53,884
Expected loss estimates for the years 2006-2008                 5,268        32,684       10,257        48,209
Expected loss estimates for the years 2009-2011                 3,543         5,904        3,206        12,653
Expected loss estimates for the remaining life of CMBS          2,865         7,557        1,364        11,786
                                                             --------      --------      ---------   ----------
Cumulative expected loss estimates (including cumulative
   actual realized losses) through life of CMBS              $111,782      $344,841      $46,534     $ 503,157
                                                             ========      ========      =========   ==========


     The following table provides a summary of the changes in the overall expected loss estimates on subordinated CMBS from January 1, 2001 through December 31, 2002:

                        Overall        Impairment
                        Expected     Recorded During
($ in millions)      Loss Estimate    Quarter Ended                            Impaired CMBS
---------------      -------------    -------------                            -------------
January 1, 2001            $298             $  -
September 30, 2001          307              3.9      Both bonds in CBO-1, and Nomura unrated bond
December 31, 2001           335             30.8      Both bonds in CBO-1, and BB- through unrated/issuer's equity bonds in CBO-2
June 30, 2002               351              5.2      Nomura and CBO-2 unrated/issuer's equity bonds
September 30, 2002          448             29.9      All unrated/issuer's equity bonds, and the CCC bond and the B-
                                                      bond in CBO-2
December 31, 2002           503             35.1      All unrated/issuer's equity bonds, and the CCC bond and the B-
                                                      bond in CBO-2


     We revised our overall expected loss estimate related to our subordinated CMBS portfolio during 2002 as summarized in the table above with an overall expected loss estimate of approximately $503 million as of December 31, 2002, with such total losses occurring or expected to occur through the life of the subordinated CMBS portfolio. These revisions to the overall expected loss estimate were primarily the result of increased mortgage loan defaults and increased projected losses (and assuming the related timing of losses will occur sooner than previously estimated) due to lower than anticipated appraisals and lower internal estimates of values on real estate owned by underlying trusts and properties underlying certain defaulted mortgage loans, which, when combined with the updated loss severity experience, has resulted in higher projected loss severities on loans and real estate owned by underlying trusts currently or anticipated to be in special servicing. Primary reasons for lower appraisals and lower estimates of value resulting in higher projected loss severities on mortgage loans include the poor performance of certain properties and related markets, failed workout negotiations, and extended time needed to liquidate assets due, in large part, to the continued softness in the economy, the continued downturn in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets, including the closing of stores by certain national and regional retailers. In addition, as previously discussed, two significant hotel loan portfolios transferred into special servicing in January 2003. The unpaid principal balances of these two hotel loan portfolios aggregate approximately $212.2 million. Our overall expected loss estimate of $503 million through the life of our subordinated CMBS includes our estimate of total principal write-downs to our subordinated CMBS due to realized losses related to underlying mortgage loans, and is included in the calculation of the current weighted average anticipated yield to maturity, as discussed below. There can be no assurance that our revised overall expected loss estimate of $503 million will not be exceeded as a result of additional or existing adverse events or circumstances. Such events or circumstances include, but are not limited to, the receipt of new or updated appraisals at lower than anticipated amounts, legal proceedings (including bankruptcy filings) involving borrowers, a continued weak economy or recession, an act of war, a delay in the disposition of specially serviced mortgage loans, additional defaults, or an unforeseen reduction in expected recoveries, any of which could result in additional future credit losses and/or further impairment to our subordinated CMBS, the effect of which could be materially adverse to us.

     During 2002, we had also determined that there had been an adverse change in expected future cash flows for certain of the CMBS as of June 30, 2002, September 30, 2002 and December 31, 2002 (as summarized in the table above) due to the factors mentioned in the preceding paragraph. As a result, we believed these bonds had been impaired under EITF 99-20 and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of each of those dates. As the fair values of these impaired bonds were approximately $5.2 million, $29.9 million and $35.1 million below the amortized cost basis as of June 30, 2002, September 30, 2002 and December 31, 2002, respectively, we recorded other than temporary impairment charges through the income statement during the second, third and fourth quarters of 2002.

     During 2001, we revised our overall expected loss estimate related to our subordinated CMBS portfolio as detailed in the table above. The revisions to loss estimates during 2001 were primarily the result of the continued slowing U.S. economy and recession, which were exacerbated by the terrorist attacks on September 11, 2001 and subsequent terrorist actions and threats. As previously discussed, principally as a result of the slowing economy and terrorist actions and threats, the underlying mortgage loans had a greater than previously anticipated number of monetary defaults during 2001. Additionally, appraisal amounts on properties underlying certain defaulted loans were significantly lower than previously anticipated, thereby increasing the estimated principal loss on the commercial loans. As we had determined that there had been an adverse change in expected future cash flows and that the current estimate of expected credit losses exceeded credit losses as previously projected, we believed certain of the CMBS had been impaired under EITF 99-20 and SFAS No. 115 as of September 30, 2001 and again as of December 31, 2001. As the fair value of the impaired bonds was approximately $3.9 million and $30.8 million below the amortized cost basis as of September 30, 2001 and December 31, 2001, respectively, we recorded other than temporary non-cash impairment charges through the income statement of those same amounts during the third and fourth quarters of 2001.

Yield to Maturity

     The following table summarizes yield-to-maturity information relating to our CMBS on an aggregate pool basis:

                                                                                        Current
                                          Anticipated         Anticipated            Anticipated
                                           Yield-to-           Yield-to-              Yield-to-
                                           Maturity            Maturity               Maturity
         Pool                            as of 1/1/01 (1)   as of 1/1/02 (1)       as of 1/1/03 (1)
         ----                            ----------------   ----------------       ----------------
        CBO-2 CMBS                           11.8% (2)         12.1% (2)              11.6% (2)

        CBO-1 CMBS                           21.0% (2)         14.3% (2)              11.6% (2)

        Nomura CMBS                          25.3% (2)         28.7% (2)               8.0% (2)
                                            ----------       ------------           --------------

        Weighted Average (3)                 12.4% (2)         12.4% (2)              11.6% (2)


(1) Represents the anticipated weighted average yield over the expected average life of the CMBS as of January 1, 2001, January 1, 2002, and January 1, 2003 based on our estimate of the timing and amount of future credit losses.

(2) As previously discussed, as of December 31, 2000, September 30, 2001, December 31, 2001, June 30, 2002, September 30, 2002 and December 31, 2002, we revised our overall expected loss estimate related to our subordinated CMBS to $298 million, $307 million, $335 million, $351 million, $448 million and $503 million, respectively, which resulted in impairment recognition to certain subordinated CMBS. As a result of recognizing impairment, we revised the anticipated yields as of January 1, 2001, October 1, 2001, January 1, 2002, July 1, 2002, October 1, 2002 and
     January 1, 2003, which were or are, in the case of revised anticipated yields as of January 1, 2003, used to recognize interest income beginning on each of those dates. These anticipated revised yields took into account the lower cost basis due to the impairment recognized on the subordinated CMBS as of dates the losses were revised, and contemplated larger than previously anticipated losses that were generally expected to occur sooner than previously anticipated. The weighted average yield-to-maturity was 12.5% and 12.0% as of July 1, 2002 and October 1, 2002, respectively.

(3) GAAP requires that the income on subordinated CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in accounting income recognition which is greater than or less than cash received. For the years ended December 31, 2002, 2001 and 2000, the amount of income recognized in excess of cash received on all of the subordinated CMBS due to the effective interest rate method was approximately $11.4 million, $10.2 million and $15.2 million, respectively.

Determining Fair Value of CMBS

     We use a discounted cash flow methodology for determining the fair value of our subordinated CMBS. See Note 4 for a discussion of our fair value methodology.

Key Assumptions in Determining Fair Value

     The gross mortgage loan cash flows from each commercial mortgage loan pool and their corresponding distribution on the CMBS may be affected by numerous assumptions and variables including:

(i) changes in the timing and/or amount of credit losses on the commercial mortgage loans (credit risk), which are a function of:
    o the percentage of mortgage loans that experience a default either during the mortgage term or at maturity (referred to in the industry as a default percentage);
    o the recovery period represented by the time that elapses between the default of a commercial mortgage loan and the subsequent foreclosure and liquidation of the corresponding real estate (a period of time referred to in the industry as a lag); and,
    o the percentage of mortgage loan principal lost as a result of the deficiency in the liquidation proceeds resulting from the foreclosure and sale of the commercial real estate (referred to in the industry as a loss severity);
(ii) the discount rate used to derive fair value which is comprised of the following:
    o a benchmark risk-free rate, calculated by using the current, "on-the-run" U.S. Treasury curve and interpolating a comparable risk-free rate based on the weighted-average life of each CMBS; plus,
    o   a credit risk premium; plus,
    o   a liquidity premium;
(iii) delays in the receipt of monthly cash flow distributions to CMBS as a result of mortgage loan defaults and/or extensions in the loan's term to maturity (see Extension Risk below); and
(iv)    the receipt of mortgage payments earlier than projected (prepayment).

Sensitivities of Key Assumptions

     Since we use a discounted cash flow methodology to derive the fair value of our CMBS, changes in the timing and/or the amount of cash flows received from the underlying commercial mortgage loans, and their allocation to the CMBS, will directly impact the value of such securities. Accordingly, delays in the receipt of cash flows and/or decreases in future cash flows resulting from higher than anticipated credit losses will result in an overall decrease in the fair value of our CMBS. Furthermore, any increase/(decrease) in the required rate of return for CMBS will result in a corresponding (decrease)/increase in the value of such securities. We have included the following narrative and numerical disclosures to demonstrate the sensitivity of such changes to the fair value of our CMBS.

Key Assumptions Resulting in an Adverse Impact to Fair Value

     Factors which could adversely affect the valuation of our CMBS include: (i) the receipt of future cash flows less than anticipated due to higher credit losses (i.e., higher credit losses resulting from a larger percentage of loan defaults, and/or losses occurring sooner than projected, and/or longer periods of recovery between the date of default and liquidation, and/or higher loss of principal, see "Sensitivity of Fair Value to Changes in Credit Losses" below),
(ii) an increase in the required rate of return (see "Sensitivity of Fair Value to Changes in the Discount Rate" below) for CMBS, and/or (iii) the receipt of cash flows later than anticipated (see "Sensitivity of Fair Value to Extension Risk" below).

     Sensitivity of Fair Value to Changes in Credit Losses

     For purposes of this disclosure, we used a market convention for simulating the impact of increased credit losses on CMBS. Generally, the industry uses a combination of an assumed percentage of loan defaults (referred to in the industry as a Constant Default Rate or "CDR"), a lag period, and an assumed loss severity.

For purposes of this disclosure, we assumed the following loss scenarios, each of which was assumed to begin 12 months from December 31, 2002: (i) 2.0% per annum of the commercial mortgage loans were assumed to default, a 12 month period of time was assumed to elapse between the date of default and the date of liquidation (it was further assumed that the master servicer only continued to advance 75% of the scheduled principal and interest payments on behalf of the borrower during this time), and 35% of the then outstanding principal amount of the defaulted commercial mortgage loans were assumed to be lost (referred to in the industry as a 2.0% CDR, 12 month lag, and 35% loss severity, and referred to herein as the "2.0% CDR Loss Scenario"), and (ii) 3.0% per annum of each commercial mortgage was assumed to default, a 12 month period of time was assumed to elapse between the date of default and the date of liquidation (it was assumed that the master servicer continued to advance 75% of the scheduled principal and interest payments on behalf of the borrower during this time), and 35% of the then outstanding principal amount of each commercial mortgage loan was assumed to be lost (referred to in the industry as a 3.0% CDR, 12 month lag, and 35% loss severity, and referred to herein as the "3.0% CDR Loss Scenario"). The delay in receipt and the reduction in amount of cash flows resulting from the 2.0% CDR Loss Scenario and the 3.0% CDR Loss Scenario, would result in a corresponding decline in the fair value of our aggregate CMBS by approximately $53.0 million (or 6.1%) and $132.3 million (or 15.4%), respectively. The delay in receipt and the reduction in amount of cash flows resulting from the 2.0% CDR Loss Scenario and the 3.0% CDR Loss Scenario would result in a corresponding decline in the fair value of our subordinated CMBS (BB+ through unrated/issuer's equity) by approximately $50.5 million (or 9.4%) and $128.8 million (or 24.2%), respectively.

     The aggregate amount of credit losses assumed under the 2.0% CDR Loss Scenario and the 3.0% CDR Loss Scenario totaled approximately $696 million and $994 million, respectively. These amounts are in comparison to the aggregate amount of anticipated credit losses assumed by us as of December 31, 2002 of approximately $503 million used to calculate GAAP income yields. It should be noted that the amount and timing of the anticipated credit losses assumed by us related to the GAAP income yields are not directly comparable to those assumed under the 2.0% CDR Loss Scenario and the 3.0% CDR Loss Scenario.

     Sensitivity of Fair Value to Changes in the Discount Rate

     The required rate of return used to determine the fair value of our CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium. These variables are combined to determine a total rate that, when used to discount the CMBS's assumed stream of future cash flows, results in a net present value of such cash flows. The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market's perception of the issuers and the credit fundamentals of the commercial real estate underlying each pool of commercial mortgage loans. For purposes of this disclosure, we assumed that the discount rate used to determine the fair value of our CMBS increased by 100 basis points and 200 basis points. The increase in the discount rate by 100 and 200 basis points, respectively, would result in a corresponding decline in the value of our aggregate CMBS by approximately $50.0 million (or 5.8%) and $95.9 million (or 11.1%), respectively, and our subordinated CMBS by approximately $31.8 million (or 6.0%) and $60.9 million (or 11.5%), respectively.

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

     Sensitivity of Fair Value to Extension Risk

     For purposes of this disclosure, we assumed that the maturity date of each commercial mortgage loan underlying the CMBS was extended for a period of 12 months and 24 months beyond the contractual maturity date specified in each mortgage loan. The delay in the timing and receipt of such cash flows for an extended period of time consisting of 12 months and 24 months, respectively, would result in a corresponding decline in the value of our aggregate CMBS by approximately $6.3 million (or 0.7%) and $12.5 million (or 1.5%), respectively, and our subordinated CMBS by approximately $4.1 million (or 0.8%) and $8.3 million (or 1.6%), respectively.

     Impact of Prepayment Risk on Fair Value

     Our investments in subordinated CMBS are purchased at a discount to their face amount due to their subordinated claim to principal and interest cash flows and priority of allocation of realized losses. As a result of the discounted purchase price, the return of principal sooner than anticipated from prepayments, and/or in amounts greater than initially assumed when determining the discounted purchase price, would result in an increase in the value of our subordinated CMBS. Such appreciation in value would result from the higher subordination level of the CMBS transaction relative to comparable CMBS and the potential for an upgrade in the ratings category of the security. Since the effects of prepayments would enhance the value of our subordinated CMBS, the effects of increased prepayments were excluded from the sensitivity analysis below. (It should be noted that the effects of a decline in prepayments is reflected in the Sensitivity of Fair Value to Extension Risk above).

6.       INSURED MORTGAGE SECURITIES

     Our consolidated portfolio of mortgage securities is comprised of GNMA mortgage-backed securities and FHA-insured certificates. Additionally, mortgage securities include Federal Home Loan Mortgage Corporation, or Freddie Mac, participation certificates which are collateralized by GNMA mortgage-backed securities, as discussed below. As of December 31, 2002, 88% of our investment in mortgage securities were GNMA mortgage-backed securities (including securities which collateralized Freddie Mac participation certificates) and approximately 12% were FHA-insured certificates.

     CRIIMI MAE owns the following insured mortgage securities directly or indirectly through its wholly-owned subsidiaries referenced below:

                                                                       As of December 31, 2002
                                                                       -----------------------
                                        Number of                                          Weighted
                                        Mortgage                                        Average Effective     Weighted Average
                                       Securities     Fair Value     Amortized Cost       Interest Rate        Remaining Term
                                      -----------   -------------- ----------------- ---------------------- -------------------
CRIIMI MAE (4)                              1         $ 5,730,315       $ 5,339,840           8.00%                  32 years
CRIIMI MAE Financial Corporation           22          77,454,269        76,653,272           8.40%                  25 years
CRIIMI MAE Financial Corporation II        28         145,576,318       145,395,708           7.19%                  23 years
CRIIMI MAE Financial Corporation III (5)   16          46,579,332        46,266,537           7.92%                  27 years
                                           --        -------------   --------------           -----                  --------
                                           67 (1)    $275,340,234      $273,655,357           7.67%  (3)             25 years (3)
                                           ==        ============      ============           =====                  ========

                                                                       As of December 31, 2001
                                                                       -----------------------
                                        Number of                                          Weighted
                                        Mortgage                                        Average Effective     Weighted Average
                                       Securities     Fair Value     Amortized Cost       Interest Rate        Remaining Term
                                      -----------   -------------- ----------------- ---------------------- -------------------
CRIIMI MAE                                  1         $ 5,254,885       $ 5,372,303           8.00%                  33 years
CRIIMI MAE Financial Corporation           30         106,445,595       107,546,937           8.44%                  27 years
CRIIMI MAE Financial Corporation II        42         182,696,905       188,339,465           7.19%                  25 years
CRIIMI MAE Financial Corporation III       19          48,693,918        49,724,286           7.97%                  28 years
                                           --        ------------      ------------           -----                  --------
                                           92 (2)    $343,091,303      $350,982,991           7.70%  (3)             26 years (3)
                                           ==        ============      ============           =====                  ========


(1) During the year ended December 31, 2002, 25 mortgage loans underlying our mortgage securities were prepaid. These prepayments generated net proceeds of approximately $72.6 million and resulted in a financial statement net loss of approximately $832,000, which is included in net losses on mortgage security dispositions in the accompanying consolidated statement of income for the year ended December 31, 2002. In addition to these losses, we recognized additional losses of $163,000 during the year ended December 31, 2002 resulting from the final financial settlement on the two mortgages that were assigned to the U.S. Department of Housing and Urban Development in 2001 due to payment defaults.

(2) During the year ended December 31, 2001, there were 9 prepayments of mortgage loans underlying our mortgage securities. These prepayments generated net proceeds of approximately $29.9 million and resulted in net financial statement gains of approximately $53,000, which are included in net (losses) gains on mortgage security and originated loan dispositions in the accompanying consolidated statement of income for the year ended December 31, 2001. During the year ended December 31, 2001, one of our subsidiaries referenced above received payments from the U.S. Department of Housing and Urban
     Development relating to the assignment of two mortgage loans with a combined amortized cost of approximately $5.5 million. These assignments resulted in a net financial statement loss of approximately ($95,000), which is included in net (losses) gains on mortgage security and originated loan dispositions in the accompanying consolidated statement of income for the year ended December 31, 2001.

(3) Weighted averages were computed using total face value of the mortgage securities. It is possible that some of the underlying mortgage loans may prepay due to the low current mortgage interest rates.

(4)  Sold in January 2003 in connection with our recapitalization.

(5) As of February 2003, we have the option of selling the insured mortgage securities held by CRIIMI MAE Financial Corporation III and prepaying the related match funded debt, with a face amount of approximately $45.7 million at December 31, 2002, with the proceeds from the sale since the face value of the debt is less than 20% of the original face value. If we decide to exercise this option, we will retain any proceeds in excess of the unpaid principal balance of the debt.

     As shown in the table referenced above, the total mortgage securities of $275.3 million includes an unencumbered insured mortgage security with a fair value of $5.7 million (which was sold in January 2003). The remaining $269.6 million of mortgage securities are pledged to secure certain collateralized mortgage obligations or securities issued in connection with three securitization transactions. As discussed in Note 7, the secured obligations cost basis was approximately $253.0 million as of December 31, 2002. We receive the net cash flows after debt service, generally excess interest and prepayment penalties, from the three wholly-owned subsidiaries that pledged these insured mortgage securities to secure the related obligations, which represent the total cash flows that we receive from these mortgage securities. These net cash flows after debt service were applied as principal amortization payments (in connection with cash flow from other miscellaneous assets) on the Series A Senior Secured Notes, prior to the redemption of these notes in 2003.

     Descriptions of the mortgage securities that we own, directly or indirectly, which exceed 3% of the total carrying value of the consolidated mortgage securities as of December 31, 2002, summarized information regarding other mortgage securities and mortgage securities income earned in 2002, 2001 and 2000, including interest earned on the disposed mortgage securities, are as follows:



                                           Mortgage Securities as of December 31, 2002                Mortgage Income Earned
                              ----------------------------------------------------------------  ---------------------------------
                                                                                       Final
                                                                            Effective Maturity
                               Face Value     Fair Value      Amortized     Interest   Date
                                  (1)           (2)(4)       Cost (1)(3)      Rate     Range       2002        2001       2000
                              -------------  -------------  --------------  --------  ---------  ---------- ----------- ----------
CRIIMI MAE

   GNMA Mortgage-Backed
     Securities
   Other (1 mortgage
     security) (5)           $  5,339,840    $ 5,730,315    $  5,339,840    8.00%    02/2035    $428,612    $431,096   $433,385
                              -----------    ------------   -------------                       ---------  ----------  ---------

CRIIMI MAE Financial Corporation

   FHA-Insured Certificates
   Stoddard Baptist Nursing
     Home                       8,764,672      9,098,957       8,838,749    7.90%     3/2027     703,355     712,238     720,448

   Other (10 mortgage                                                       7.35%-   02/2019-
     securities)               23,530,761     23,755,346      23,492,626   11.00%    04/2034   2,232,353   2,251,003   2,268,007

   GNMA Mortgage-Backed
     Securities
   Bellhaven Nursing Center    13,749,383     13,747,871      13,749,383    8.63%    12/2031   1,156,241   1,164,470   1,172,021
   Capital Crossing Apts.       9,548,378      9,643,862       9,582,619    7.93%     5/2021     745,343     761,795     776,996

   Other (9 mortgage                                                        8.03%-   10/2015-
     securities)               21,037,544     21,208,233      20,989,895    8.78%    04/2035   1,696,798   1,715,945   1,733,586
                             ------------   -------------   -------------                      ----------  ---------  ----------
                               76,630,738     77,454,269      76,653,272                       6,534,090   6,605,451   6,671,058
                             ------------   -------------   -------------                      ----------  ---------  -----------

CRIIMI MAE Financial Corporation II

   GNMA Mortgage-Backed
     Securities
   Oakwood Garden Apartments   12,243,915     12,366,355      12,470,483    7.51%    10/2023     885,020     901,325     916,455
   San Jose South              26,617,202     26,883,374      26,810,167    7.66%    10/2023   1,939,599   1,974,586   2,007,005
   Somerset Park Apartments    27,844,895     28,123,344      28,302,174    7.41%    07/2028   2,040,984   2,065,888   2,089,020
   Yorkshire Apartments        14,228,138     14,370,419      14,289,751    7.21%    07/2031     999,535   1,009,096   1,017,995

   Other (24 mortgage                                                       7.14%-   06/2018-
     securities)               63,200,818     63,832,826      63,523,133    7.84%    05/2029   4,646,785   4,712,121   4,772,742
                             ------------   ------------    ------------                      ----------- ---------- -----------
                              144,134,968    145,576,318     145,395,708                      10,511,923  10,663,016  10,803,217
                             ------------   --------------  --------------                    ---------- ----------- -----------

CRIIMI MAE Financial Corporation III

   GNMA Mortgage-Backed
     Securities
   Other (16 mortgage                                                       7.45%-   08/2014-
     securities)               46,205,072     46,579,332      46,266,537   10.39%    02/2035   3,684,054   3,721,516   3,756,041
                             ------------    -----------    ------------                      ---------- ----------- -----------
Total Insured Mortgage
  Securities                 $272,310,618   $275,340,234    $273,655,357                      21,158,679  21,421,079  21,663,701
                             ============   ============    ============

Insured Mortgage Security Dispositions                                                         2,687,162   7,431,640   9,004,527
                                                                                             ----------- ----------- -----------
Insured Mortgage Securities Interest                                                         $23,845,841 $28,852,719 $30,668,228
                                                                                             =========== =========== ===========


(1) Principal and interest on mortgage securities is payable at level amounts over the life of the mortgage asset. Total annual debt service payable to CRIIMI MAE and the referenced financing subsidiaries for the mortgage securities held as of December 31, 2002 is approximately $24.8 million.
(2) Reconciliations of the carrying amount of our insured mortgage securities for the years ended December 31, 2002 and 2001 follow:

                                                                        For the year ended December 31,
                                                                          2002                  2001
                                                                     ----------------      ----------------
Balance at beginning of year                                           $ 343,091,303         $ 385,751,407
    Amortization of discount                                                  13,552                15,688
    Adjustment to net unrealized gains and losses on mortgage
      securities                                                           9,576,565            (2,802,216)
    Principal payments                                                    (3,823,603)           (4,308,118)
    Mortgage prepayments                                                 (73,437,354)          (35,469,292)
    Amortization of premium                                                  (80,229)              (96,166)
                                                                     ----------------      ----------------
Balance at end of year                                                 $ 275,340,234         $ 343,091,303
                                                                     ================      ================


(3) All mortgages are collateralized by first or second liens on residential apartment, retirement home, nursing home or townhouse complexes which have diverse geographic locations and are FHA-insured certificates or GNMA mortgage-backed securities. Payment of the principal and interest on FHA-insured certificates is insured by the U.S. Department of Housing and Urban Development pursuant to Title 2 of the National Housing Act. Payment of the principal and interest on GNMA mortgage-backed securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.
(4)  None of these mortgage securities are delinquent as of December 31, 2002.
(5)  Sold in January 2003 in connection with our recapitalization.

7.   OBLIGATIONS UNDER FINANCING FACILITIES

     The following table summarizes our debt outstanding as of December 31, 2002 and 2001:

                                                    As of and for the year ended December 31, 2002
                                          -------------------------------------------------------------------
                                                                                                    Average
                                                              Effective Rate                        Effective
                                           Ending Balance       at Year End    Average Balance        Rate
                                           --------------     -------------    ---------------      ---------
Recourse to CRIIMI MAE:
   Exit variable-rate secured borrowing (1)  $214,672,536        6.2%          $228,731,683           6.5%
   Series A senior secured notes (2)           92,788,479       12.2%            96,077,252          12.1%
   Series B senior secured notes (3)           68,491,323       21.1%            66,005,024          21.1%

Non-Recourse to CRIIMI MAE:
   Securitized mortgage obligations:
          CMBS (4)                            285,844,933        9.1%           284,436,363           9.1%
          Freddie Mac funding note (5)        139,550,402        7.6%           157,145,288           8.8%
          Fannie Mae funding note (6)          44,902,412        7.4%            46,662,564           8.2%
          CMO (7)                              68,527,290        7.5%            88,584,927           8.8%
   Mortgage payable (8)                         7,214,189       12.0%             7,157,361          12.0%
                                          ---------------                     -------------

          Total Debt                         $921,991,564        9.2%          $974,800,462           9.5%
                                           ===============                     =============

                                                   As of and for the year ended December 31, 2001
                                         -------------------------------------------------------------------
                                                                                                   Average
                                                             Effective Rate                        Effective
                                          Ending Balance       at Year End    Average Balance        Rate
                                          --------------     -------------    ---------------      ----------
Recourse to CRIIMI MAE:
   Exit variable-rate secured borrowing (1)  $244,194,590        6.5%          $179,214,481           8.2%
   Series A senior secured notes (2)           99,505,457       12.2%            71,723,157          12.2%
   Series B senior secured notes (3)           63,937,383       21.1%            43,876,198          21.0%

Non-Recourse to CRIIMI MAE:
   Securitized mortgage obligations:
          CMBS (4)                            283,047,470        9.1%           282,017,637           9.1%
          Freddie Mac funding note (5)        180,291,091        7.5%           187,895,844           7.5%
          Fannie Mae funding note (6)          48,062,403        7.4%            53,304,433           7.4%
          CMO (7)                              98,204,667        7.5%           107,514,532           7.5%
   Mortgage payable (8)                         7,109,252       12.0%             1,777,203          12.0%
   Variable-rate secured borrowings-CMBS (9)           --          --           108,784,948           6.7%
   Senior unsecured notes (9)                          --          --            29,722,222           9.1%
   Bank term loan (9)                                  --          --               386,389           7.0%
   Working capital line of credit (9)                  --          --            11,888,889           7.5%
   Bridge loan (9)                                     --          --            14,786,663           8.0%
                                           ---------------                   ---------------

          Total Debt                       $1,024,352,313        9.1%        $1,092,892,596           8.9%
                                           ===============                   ===============


(1) The effective interest rate at December 31, 2002 and 2001 and during the years ended December 31, 2002 and 2001 reflects the accrual of estimated extension fees that were payable in the future. During the years ended December 31, 2002 and 2001, we recognized interest expense of $3,255,621 and $2,372,379 related to these estimated extension fees. As of December 31, 2002, we had $5,628,000 of accrued extension fees included in payables and accrued expenses in the accompanying consolidated balance sheet. This debt was repaid in full on January 23, 2003, and the accrued extension fees will be reversed into income in the first quarter of 2003.

(2) The effective interest rate at December 31, 2002 and 2001 and during the years ended December 31, 2002 and 2001 reflects the accrual of estimated extension fees that were payable in the future. During the years ended December 31, 2002 and 2001, we recognized interest expense of $350,812 and $337,390 related to these estimated extension fees. As of December 31, 2002, we had $688,202 of accrued extension fees included in payables and accrued expenses in the accompanying consolidated balance sheet. This debt was repaid in full on March 10, 2003, and the accrued extension fees will be reversed into income in the first quarter of 2003.

(3) The effective interest rate at December 31, 2002 and 2001 and during the years ended December 31, 2002 and 2001 reflects the accrual of estimated extension fees that were payable in the future. During the years ended December 31, 2002 and 2001, we recognized interest expense of $701,857 and $432,390 related to these estimated extension fees. As of December 31, 2002, we had $1,134,247 of accrued extension fees included in payables and accrued expenses in the accompanying consolidated balance sheet. This debt was repaid in full on March 10, 2003, and the accrued extension fees will be reversed into income in the first quarter of 2003.

(4) As of December 31, 2002 and 2001, the face amount of the debt was $328,446,000 with unamortized discount of $42,601,067 and $45,398,530, respectively. During the years ended December 31, 2002 and 2001, discount amortization of $2,797,463 and $2,527,205, respectively, was recorded as interest expense.

(5) As of December 31, 2002 and 2001, the face amount of the note was $143,066,791 and $185,616,298, respectively, with unamortized discount of $3,516,389 and $5,325,207, respectively. During the years ended December 31, 2002 and 2001, discount amortization of $1,808,818 and $576,636, respectively, was recorded as interest expense.

(6) As of December 31, 2002 and 2001, the face amount of the note was $45,749,641 and $49,182,632, respectively, with unamortized discount of $847,229 and $1,120,229, respectively. During the years ended December 31, 2002 and 2001, discount amortization of $273,000 and $227,510, respectively, was recorded as interest expense.

(7) As of December 31, 2002 and 2001, the face amount of the note was $69,982,117 and $100,727,532, respectively, with unamortized discount of $1,454,827 and $2,522,865, respectively. During the years ended December 31, 2002 and 2001, discount amortization of $1,068,038 and $490,940, respectively, was recorded as interest expense.

(8) As of December 31, 2002 and 2001, the unpaid principal balance of this mortgage payable was $8,723,895 and $8,824,288, respectively, and the unamortized discount was $1,509,707 and $1,715,036, respectively. The coupon rate on the mortgage payable is 7.34%. The effective interest rate on the mortgage payable is 12.00% as a result of the discount amortization. The discount is being amortized to interest expense through maturity in 2008. During the years ended December 31, 2002 and 2001, discount amortization of $205,329 and $46,929, respectively, was recorded as interest expense.

(9) All outstanding unpaid amounts under these facilities, to the extent they constituted allowed claims, were paid in full in connection with the reorganization plan, except for the allowed claim related to First Union, as discussed in Note 16, through either cash payment or issuance of Exit Debt or a combination of both.

(10) Stated maturities per respective loan agreements as of December 31, 2002. Our debt maturities were as follows (assuming the Exit Debt remained in place):

        2003                $ 30,285,349
        2004                  42,341,338
        2005                 206,707,677
        2006                 108,362,761
        2007                  73,833,807
        Thereafter           510,389,850
                        -----------------
                           $ 971,920,782  (a)(b)(c)(d)
                        =================

(a) The projected principal payments on the Exit Variable-Rate Secured Borrowing are based on the applicable amortization schedule provided in the operative documents. These principal payments are based on our estimate of future cash flows, which are subject to continuous change due to, without limitation, changes in interest rates, realized losses, appraisal reductions, interest shortfalls, credit performance of underlying loans, unanticipated expenses on foreclosed and non-performing loans, accumulated advances, prepayments, our general and administrative and other operating expenses, and cash dividends, if any, paid to shareholders. There can be no assurance that projected cash flows will approximate the actual cash flows. The stated annual interest rate on the Exit Variable-Rate Secured Borrowing was LIBOR plus 3.25%. The average stated interest rate assumes that LIBOR is unchanged from the December 31, 2002 LIBOR rate of 1.38% over the remaining term of the debt. Any changes in the LIBOR rate would have affected the actual principal payments on our Exit Variable-Rate Secured Borrowing in the future. This debt was repaid in full as part of our recapitalization in January 2003.

(b) The projected principal payments on the Series A Senior Secured Notes are based, in part, on our estimate of the cash flows from the collateral securing the Series A Senior Secured Notes. In addition, there were principal payment obligations of $5 million, $15 million, and $15 million due on April 15, 2003, 2004 and 2005, respectively. These projected cash flows were subject to continuous change due to, without limitation, changes in interest rates, realized losses, appraisal reductions, interest shortfalls, credit performance of underlying loans, unanticipated expenses on foreclosed and non-performing loans, accumulated advances, prepayments, our general and administrative and other operating expenses, and cash dividends, if any, paid to shareholders. There can be no assurance that the projected cash flows will approximate the actual cash flows. This debt was repaid in full as part of our recapitalization in January 2003.

(c) The Series B Senior Secured Notes had no contractual principal payment requirements until maturity on April 15, 2007. The Series
         B Senior Secured Notes accreted interest at an annual rate of 7%. This accreted interest was added to the principal balance semi-annually on the interest payment dates. For purposes of this disclosure, we have not included any future accreted interest in the contractual principal payment amount at maturity. This debt was repaid in full as part of our recapitalization in January 2003.

(d) Payments of principal on the securitized mortgage obligations are required to the extent mortgage principal is received on the related collateral. The projected principal payments on the securitized mortgage obligations are based on the stated terms of the underlying mortgages.

Exit Debt Effective as of Emergence from Chapter 11

     The Exit Debt, which closed on April 17, 2001, consisted of three components, as summarized below. Substantially all cash flows relating to existing assets were used to satisfy principal, interest and fee obligations under the Exit Debt. The Exit Debt was secured by substantially all of our assets. There were restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds in connection with the Exit Debt. The terms of the Exit Debt significantly restricted the amount of cash dividends that could be paid to shareholders.

     Exit Variable-Rate Secured Borrowing

     The Exit Variable-Rate Secured Borrowing, in an original principal amount of $262.4 million, provided for (i) interest at a rate of one month LIBOR plus 3.25% payable monthly, (ii) principal repayment/amortization obligations, including, without limitation, a requirement to pay down an aggregate $50 million in principal by April 16, 2003, (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of each of 24, 30, 36 and 42 months after April 17, 2001, and (iv) maturity on April 16, 2005 assuming we exercised our options to extend the maturity date of the debt. The Exit Variable-Rate Secured Borrowing had an outstanding principal balance of $214.7 million as of December 31, 2002. In connection with this debt, the outstanding stock of CBO REIT held by CRIIMI MAE was transferred to the lenders pursuant to a repurchase agreement. The obligations under the Exit Variable-Rate Secured Borrowing were secured by a first or third priority lien on certain CMBS, the stock in certain subsidiaries, and certain deposit accounts. The foregoing transferred stock and assets securing the Exit Variable-Rate Secured Borrowing also secured the Series A and Series B Senior Secured Notes, which constituted the balance of the Exit Debt. The Exit Variable-Rate Secured Borrowing was repaid in full on January 23, 2003 in connection with our recapitalization.

     Series A Senior Secured Notes

     The Series A Senior Secured Notes, representing an aggregate original principal amount of $105 million, provided for (i) interest at a rate of 11.75% per annum payable monthly, (ii) principal repayment/amortization obligations, including, without limitation, a principal payment obligation of $5 million due April 15, 2003 (the failure to make this payment would not have constituted an event of default but would have resulted in a 200 basis point increase in the interest rate on the unpaid principal amount if certain miscellaneous collateral was not sold or otherwise disposed of), (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of each of 48, 54, and 60 months after April 17, 2001, and (iv) maturity on April 15, 2006. The cash flow from the miscellaneous assets referenced below, which secured both the Series A Senior Secured Notes and the Series B Senior Secured Notes, was applied, on a monthly basis, as principal amortization payments on the Series A Senior Secured Notes. The Series A Senior Secured Notes had an aggregate outstanding principal balance of $92.8 million as of December 31, 2002, and were secured by a first priority lien on the stock transferred in connection with the Exit Variable-Rate Secured Borrowing, by a first or second priority lien on certain CMBS, the stock in certain subsidiaries, and certain deposit accounts (these assets also secured the Exit Variable-Rate Secured Borrowing), and by a first priority lien on certain miscellaneous assets. The Series A Senior Secured Notes were redeemed on March 10, 2003 in connection with our recapitalization.

     Series B Senior Secured Notes

     The Series B Senior Secured Notes, representing an aggregate original principal amount of approximately $61.8 million, provided for (i) interest at a rate of 13% per annum, payable semi-annually, with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees of 1.5% of the unpaid principal balance payable at the end of each of 48, 54 and 60 months after April 17, 2001 (with the payment 60 months after the April 17, 2001 also including an amount based on the unpaid principal balance 66 months after April 17, 2001), and (iii) maturity on April 15, 2007. The Series B Senior Secured Notes had an aggregate outstanding principal balance of $68.5 million as of December 31, 2002, and were secured by a second priority lien on the stock transferred in connection with the Exit Variable-Rate Secured Borrowing (this asset also secured the Series A Senior Secured Notes), by a second or third priority lien on certain CMBS, the stock in certain subsidiaries, and certain deposit accounts (those assets also secured the Exit Variable-Rate Secured Borrowing and the Series A Senior Secured Notes), and by a second priority lien on certain miscellaneous assets (these assets also secured the Series A Senior Secured Notes). The Series B Senior Secured Notes were redeemed on March 10, 2003 in connection with our recapitalization.

Bear Stearns and BREF Debt

     See Note 19 for a discussion of the Bear Stearns and BREF Debt that was incurred in January 2003 in connection with our recapitalization, and certain related effects on our first quarter 2003 results of operations.

Affiliate Reorganization

     On the April 17, 2001 effective date of the reorganization plan, we effected an affiliate reorganization in order to indirectly secure the Exit Debt with the equity interests in CBO-1 and CBO-2. Pursuant to the affiliate reorganization, we formed a new REIT subsidiary (CBO REIT, Inc.), all shares of which were initially issued to us, pledged the previously pledged bonds (Pledged Bonds) and all outstanding shares of two qualified REIT subsidiaries (which own the equity interests in CBO-1 and CBO-2) (the QRS Shares) to secure the Exit Debt, pledged the shares held by us in CBO REIT (the REIT Shares) to secure the Exit Debt represented by the Series A and Series B Senior Secured Notes, contributed the Pledged Bonds and the QRS Shares to CBO REIT, and transferred the REIT Shares, in a repurchase transaction, to the lenders which provided the Exit Variable-Rate Secured Borrowing. CBO REIT was dissolved in January 2003 in connection with our recapitalization. See Note 19.

Information Regarding Certain Exit Debt Collateral

     Set forth below is certain information relating to the carrying value of certain assets which secured all three components of the Exit Debt (until it was paid off in early 2003).

                                                                  Carrying Value at December 31, 2002
      Collateral                                                           ($ in millions)
      ----------                                                  ----------------------------------
      Certain CMBS                                                           $511.7 (1)
      CBO REIT Stock                                                             (2)
      CMBS Corp Stock                                                            (3)
      QRS 1, Inc. Stock                                                          (4)


(1) Represents certain bonds pledged by us (i.e., the CBO-2 B-, B, B+, BB-, BB, BB+ rated bonds and the Nomura unrated bond) to secure the Exit Debt. Prior to the recent recapitalization, such bonds were owned by CBO REIT, a then subsidiary of CRIIMI MAE. As part of our recapitalization in January 2003, these assets were transferred to CBO REIT II.


(2) Represents all outstanding shares of CBO REIT held by CRIIMI MAE Inc. first pledged by CRIIMI MAE Inc. to secure the Series A Senior Secured Notes and Series B Senior Secured Notes and then transferred in a repurchase transaction in connection with the Exit Variable-Rate Secured Borrowing. Prior to the recent recapitalization, CBO REIT owned the pledged bonds identified in footnote (1) above.


(3) Represents all outstanding shares of CRIIMI MAE CMBS Corp pledged by us to secure the Exit Debt. Prior to the recent recapitalization, such shares were owned by CBO REIT. Such shares are currently owned by CBO REIT II. CRIIMI MAE CMBS Corp owns the CCC rated and unrated bonds from CBO-2 (representing the equity interests in CBO-2). The carrying value of these CBO-2 bonds was approximately $4.4 million at December 31, 2002.


(4) Represents all outstanding shares of CRIIMI MAE QRS 1, Inc. pledged by CRIIMI MAE Inc. to secure the Exit Debt. Prior to the recent recapitalization, such shares were owned by CBO REIT. Such shares are currently owned by CBO

         REIT II. CRIIMI MAE QRS 1, Inc. owns the B- rated and unrated bonds from CBO-1 (representing the equity interests in CBO-1). The carrying value of these CBO-1 bonds was approximately $19.3 million at December 31, 2002.

Other Debt Related Information

     Fluctuations in interest rates will continue to impact the value of our mortgage assets and could cause margin calls and impact the net interest margin through increased cost of funds on our variable rate debt. We have interest rate caps to partially limit the adverse effects of rising interest rates on our variable rate debt. When the caps expire, we will have interest rate risk to the extent interest rates increase on our variable rate debt unless the caps are replaced with other hedges or other steps are taken to mitigate this risk. Furthermore, we have interest rate risk to the extent that the LIBOR interest rate increases between the current rate and the cap rates. See Note 8 for further discussion of interest rate caps. As of December 31, 2002, our debt-to-equity ratio was approximately 3.2 to 1 and our non-match-funded debt-to-equity ratio was approximately 1.3 to 1.

     The following table lists the fair value of the collateral related to our securitized mortgage obligations as of December 31, 2002 and 2001 (in millions):

Securitized Mortgage Obligations         December 31, 2002    December 31, 2001
--------------------------------         -----------------    -----------------
CMBS                                           $ 326                $ 296
Freddie Mac Funding Note                         146                  183
Fannie Mae Funding Note                           47                   49
CMO                                               77                  106

     Changes in interest rates will have no impact on the cost of funds or the collateral requirements on these securitized mortgage obligations.

Debt Prior to Emergence from Chapter 11

     Variable-Rate Secured Borrowings-CMBS

     When we purchased subordinated CMBS, we initially financed (generally through short-term, variable-rate secured borrowings) a portion of the purchase price of the subordinated CMBS. These secured borrowings were either provided by the issuer of the CMBS pool or through other lenders under master secured borrowing agreements. The allowed claims related to the foregoing variable-rate secured borrowings were paid in full on April 17, 2001 in cash or through a combination of cash and the Exit Debt.

     Senior Unsecured Notes

     In November 1997, we issued senior unsecured notes due on December 1, 2002 in an aggregate principal amount of $100 million. Such unsecured notes were effectively subordinated to the claims of any secured lender to the extent of the value of the collateral securing such indebtedness. The allowed claims related to such unsecured notes were paid in full on April 17, 2001 through a combination of cash, Series A Senior Secured Notes and Series B Senior Secured Notes.

     Bank Term Loan

     In connection with the merger in 1995, CRIIMI MAE Management assumed certain debt of certain mortgage businesses affiliated with CRI, Inc. in the principal amount of $9.1 million. The bank term loan was secured by certain cash flows generated by our direct and indirect interests in the AIM Funds and was guaranteed by CRIIMI MAE. The allowed claim related to the bank term loan was paid in full, in cash, on April 17, 2001.

     Working Capital Line of Credit

     In 1996, we entered into an unsecured working capital line of credit provided by two lenders which provided for up to $40 million in borrowings. The credit facility matured on December 31, 1998. Our litigation with First Union (one of the two lenders) was not settled or resolved prior to April 17, 2001, and therefore, the classification of First Union's claim under the reorganization plan was not determined at the April 17, 2001 effective date. See
Note 16 for further information regarding the settlement of the First Union litigation. The allowed claim related to the other lender was paid in full on April 17, 2001 through a combination of cash, Series A Senior Secured Notes and Series B Senior Secured Notes.

     Bridge Loan

     In August 1998, we entered into a bridge loan for $50 million. The total unpaid principal balance and accrued interest was due in February 1999. The allowed claim related to the bridge loan was paid in full on April 17, 2001 through a combination of cash, Series A Senior Secured Notes and Series B Senior Secured Notes.

8.       INTEREST RATE PROTECTION AGREEMENTS

     As of December 31, 2002, we have interest rate caps indexed to one-month LIBOR to partially limit the adverse effects of potential rising interest rates on our variable-rate debt. Interest rate caps provide protection to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, we will receive payments based on the difference between the index and the cap. At December 31, 2002, we held the following interest rate caps:

Notional Amount           Effective Date        Maturity Date          Cap            Index
---------------           --------------        --------------         ----           -----
$   175,000,000 (1)       May 1, 2002           November 3, 2003       3.25% (3)      1 month LIBOR
$   170,000,000 (2)       April 2, 2001         April 2, 2003          5.25% (3)      1 month LIBOR


(1) Our designated (as defined in SFAS No. 133) interest rate cap hedges approximately 82% of our variable-rate secured borrowings as of December 31, 2002. This interest rate cap was purchased in April 2002 for approximately $1.6 million.
(2) This interest rate cap is undesignated (as defined in SFAS No. 133). Due to the nominal fair value of this cap at the date we purchased the second cap in May 2002, we retained this cap as a non-hedge derivative.
(3)  One-month LIBOR was 1.38% at December 31, 2002.

     We are exposed to credit loss in the event of non-performance by the counterparties to the interest rate caps should interest rates exceed the caps. However, we do not anticipate non-performance by the counterparties. The counterparties have long-term debt ratings of A+ or above by S&P and A1 or above by Moody's. Although our caps are not exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.

9.       SALE OF CMBS MASTER AND DIRECT SERVICING RIGHTS

     In February 2002, CMSLP sold all of its rights and obligations under its CMBS master and direct servicing contracts primarily because the contracts were not profitable, given the relatively small volume of master and direct CMBS servicing that CMSLP was performing. In connection with this restructuring, 34 employee positions were eliminated. CMSLP received approximately $12.4 million in cash, which included reimbursement of servicing advances. This sale resulted in a gain of approximately $4.9 million during the year ended December 31, 2002. During the year ended December 31, 2002, approximately $1.0 million of income tax expense was recognized primarily as a result of the income taxes on the gain on the sale by CMSLP of its master and direct servicing rights. The income tax expense was incurred by our wholly-owned taxable REIT subsidiaries that own partnership interests in CMSLP. These subsidiaries are separately taxable entities that cannot use our net operating loss carry forward to reduce their taxable income

     As a result of this sale and related restructuring, CMSLP recorded restructuring expenses of approximately $438,000 in the fourth quarter of 2001. During the year ended December 31, 2002, CMSLP recorded additional restructuring expenses of approximately $208,000 primarily related to rent on vacant office space that is taking longer to sublease than originally anticipated, net of accrual reversals of approximately $19,000. The following is a reconciliation of the restructuring accrual:

                                         Severance and
                                        other employee        Non-cancelable
                                           benefits            Lease Costs            Other            Total
                                       ------------------     ---------------      ------------     ------------
Amounts accrued in 2001                       $240,903          $133,834             $62,986         $437,723
Amounts paid in 2001                           (55,936)          (33,462)            (52,986)        (142,384)
                                       ----------------       -----------          ----------       ----------
Balance, December 31, 2001                     184,967           100,372              10,000          295,339
Amounts paid in 2002                          (174,745)         (239,048)            (13,686)        (427,479)
Additional accrual in 2002                           -           195,150              12,786          207,936
Accrual reversed in 2002                       (10,222)                               (9,100)         (19,322)
                                       ----------------       -----------          ----------       ----------
Balance, December 31, 2002                  $        -        $   56,474            $     --        $  56,474
                                       ================       ===========          ==========       ==========


10.      DIFFERENCES BETWEEN FINANCIAL STATEMENT NET LOSS AND TAXABLE LOSS

     The differences between financial statement (GAAP) net income (loss) and taxable income (loss) are generally attributable to differing treatment of unrealized/realized gains and losses associated with certain assets; the bases, income, impairment, and/or credit loss recognition related to certain assets; and amortization of various costs. The distinction between GAAP net income
(loss) and taxable income (loss) is important to our shareholders because dividends or distributions, if any, are declared and paid on the basis of taxable income or taxable loss. We do not pay Federal income taxes as long as we satisfy the requirements for exemption from taxation pursuant to the REIT requirements of the Internal Revenue Code. We calculate our taxable income or taxable loss, as if we were a regular domestic corporation. This taxable income or taxable loss level determines the amount of dividends, if any, we are required to distribute over time in order to eliminate our tax liability.

     As a result of our trader election in early 2000, we recognized a mark-to-market tax loss of approximately $478 million on certain trading securities on January 1, 2000. The January 1, 2000 mark-to-market loss is expected to be recognized evenly over four years (2000, 2001, 2002, and 2003) for tax purposes (i.e., approximately $120 million per year) beginning with the year 2000.

     A summary of our 2002 and 2001 net operating losses for tax purposes is as follows:

  ($ in millions)                                                                       2002                  2001
  ---------------                                                                       ----                  ----
  January 1, 2000 Loss                                                                 $478.2                $478.2
  LESS:   Amounts recognized in 2000                                                   (119.6)               (119.6)
  LESS:   Amounts recognized in 2001                                                   (119.5)               (119.5)
  LESS:   Amounts recognized in 2002                                                   (119.5)                   --
                                                                                       -------               -------
  Balance Remaining of January 1, 2000 Loss to be recognized in future periods         $119.6                $239.1
                                                                                       =======               =======

  Taxable Income for the year before recognition of January 1, 2000 Loss               $ 36.0                $ 29.0 (1)(2)
  LESS:   January 1, 2000 Loss recognized                                              (119.5)               (119.5)
  PLUS:  Mark-to-market unrealized loss on trading securities                            (0.1)                 (0.1)
                                                                                       -------               --------
  Net operating loss for the year ended December 31                                   $ (83.6)               $ (90.6)
                                                                                      =========              ========

  Accumulated net operating loss through January 1                                    $(140.2)               $ (49.6)
  Net operating loss created during the year ended December 31                          (83.6)                 (90.6)
  Net operating loss utilization                                                           --                     --
                                                                                      --------               --------
  Net operating loss carried forward for use in future periods                        $(223.8)               $(140.2)
                                                                                      ========               ========

(1) Taxable income for the year ended December 31, 2001 includes an approximate $8.6 million loss on certain trading securities in connection with the transfer of certain trading securities on April 17, 2001 to CBO REIT following the reorganization effected to facilitate the collateral structure for the Exit Debt. Assets transferred to CBO REIT (and subsequently transferred to CBO REIT II in January 2003) are no longer required to be marked-to-market on a tax basis.
(2) The taxable income for the year ended December 31, 2001 has been increased by $6.3 million to reflect the actual taxable income included on our 2001 income tax return, which was completed during 2002.

     During the year ended December 31, 2002 and 2001, no excess inclusion income was distributed. A shareholder's allocable share of excess inclusion represents the minimum taxable income reportable by the shareholder for that year; it may not be offset by an net operating loss and may represent unrelated business taxable income for some shareholders.

11.      COMMON STOCK

     On October 17, 2001, we implemented a one-for-ten reverse stock split designed, in part, to satisfy the New York Stock Exchange market price listing requirement. All share and per share information in these notes to consolidated financial statements and the accompanying consolidated financial statements has been retroactively adjusted to reflect the reverse stock split. Share information adjustments include, without limitation, adjustments to the number of common shares issued and outstanding, issued as dividends on and upon conversion of shares of preferred stock and issuable under outstanding options. We had 300,000,000 authorized shares and 13,945,068 and 12,937,341 issued and outstanding shares of $0.01 par value common stock as of December 31, 2002 and 2001, respectively.

     As discussed in Note 1 under "The Reorganization Plan", the terms of the Exit Debt significantly restricted the amount of cash dividends that could be paid to shareholders. Under the operative documents evidencing the BREF Debt and Bear Stearns Debt, we are permitted to pay cash dividends to shareholders after the payment of required principal and interest on that debt. Preferred stock dividends for the four quarters of 2001 and the first quarter of 2002 were paid in shares of common stock except for dividends on our Series E Preferred Stock , which were paid in cash in conjunction with the redemption of the Series E Preferred Stock. The following table summarizes the 2002 and 2001 common stock activity:

                                                                      Common Shares        Common Shares
         Date                           Description                       Issued            Outstanding
------------------------  -----------------------------------------  -----------------   -------------------
       12/31/00           Balance                                                             6,235,317
                          Director Stock Plan                                  200
                          Conversions of Series E Preferred Stock          414,764
                          Conversions of Series G Preferred Stock        3,254,704
                          Dividends to Preferred Stock                   3,033,393
                          Cash paid in lieu of fractional shares
                          in connection with the one-for-ten
                          reverse split                                     (1,037)
------------------------------------------------------------------------------------------------------------
       12/31/01           Balance                                                            12,937,341
------------------------------------------------------------------------------------------------------------
                          Restricted stock issued                           32,500
                          Dividends to Preferred Stock                     966,327
                          Stock options exercised                            8,900
------------------------------------------------------------------------------------------------------------
       12/31/02           Balance                                                            13,945,068 (1)
------------------------------------------------------------------------------------------------------------


(1) In January 2003, we issued 1,212,617 shares of our common stock in connection with the recapitalization.

Shareholder Rights Plan

     In January, 2002, our Board of Directors adopted a Shareholder Rights Plan to preserve our net operating losses for tax purposes. As discussed in Note 1, the future use of our net operating loss carryforward could be substantially limited in the event of an "ownership change" within the meaning of Section 382 of the Internal Revenue Code. The Shareholder Rights Plan is designed to deter an "ownership change" within the meaning of Section 382 of the Internal Revenue Code by discouraging any person or group from acquiring five percent or more of our outstanding common shares.

     Under the Shareholder Rights Plan, one right was distributed for each share of our common stock to shareholders of record as of February 4, 2002. The rights trade with the underlying shares of our common stock. The rights will become exercisable if a person or group (or Acquiring Person) acquires beneficial ownership of 5% of our outstanding common stock or announces a tender offer for 5% or more of the common stock. An Acquiring Person also includes a person or group that held 5% or more of the common stock as of January 23, 2002, and that acquires additional common shares. An exception could be made if the transaction is approved by our board of directors.

     If the rights become exercisable, each right will entitle its holder to purchase one one-thousandth of a share of a new series of preferred stock (the Series H Junior Preferred Stock) at an exercise price of $23 per share. If a person or group becomes an Acquiring Person in a transaction that has not been approved by the board of directors, then each right, other than those owned by the Acquiring Person, would entitle the holder to purchase $46.00 worth of our common stock for the $23.00 exercise price.

     We generally will be entitled to redeem the rights at $0.001 per right. The rights will expire 10 years after the date of issuance. However, the Board of Directors may amend the Shareholder Rights Plan to provide that the rights will expire at an earlier date. The Shareholder Rights Plan was filed with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K on January 25, 2002.

     In connection with BREF's recent equity investment, the definition of an Acquiring Person in the Shareholder Rights Plan was amended to exclude BREF with respect to the equity purchased in the transaction.

12.      PREFERRED STOCK

     As of December 31, 2002 and 2001, 75,000,000 shares of preferred stock were authorized. As of December 31, 2002 and 2001, 3,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock, 1,610,000 shares were designated as Series F Redeemable Cumulative Dividend Preferred Stock, and 3,760,000 shares were designated as Series G Redeemable Cumulative Dividend Preferred Stock. In addition, 203,000 shares were designated as Series E Preferred Stock as of December 31, 2001 and 45,000 shares were designated as Series H Junior Preferred Stock as of December 31, 2002.

     On December 3, 2001, our Board of Directors decided to defer the payment of dividends on the Series B Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, and Series G Preferred Stock for the fourth quarter of 2001. In connection with the redemption of the Series E Preferred Stock on March 21, 2002, the Board contemporaneously declared dividends on shares of Series B Preferred Stock, Series F Preferred Stock and Series G Preferred Stock for the fourth quarter of 2001 and the first quarter of 2002. Such preferred stock dividends, payable in shares of common stock, were paid on April 15, 2002 to holders of record on April 1, 2002.

     On May 16, 2002, September 10, 2002 and December 30, 2002, the Board of Directors decided to defer the payment of dividends on the Series B Preferred Stock, Series F Preferred Stock and Series G Preferred Stock for the second, third, and fourth quarters of 2002, respectively. On March 4, 2003, the Board of Directors declared a cash dividend for the second quarter of 2002 on our Series B, Series F and Series G Preferred Stock payable on March 31, 2003 to shareholders of record on March 17, 2003.

     The following is a brief summary of certain terms of each series of preferred stock and is qualified by and subject to the descriptions contained in our Articles of Amendment and Restatement, as amended, and reference is made to such Articles of Amendment and Restatement for a complete description of the relative rights and preferences of each series of preferred stock.

Series B Cumulative Convertible Preferred Stock

     The Series B Preferred Stock pays a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $0.30, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 0.4668 times one plus a conversion premium of 3%, subject to adjustment upon the occurrence of certain events. Since the Series B Preferred Stock voted to accept the Chapter 11 reorganization plan, the relative rights and preferences of the Series B Preferred Stock were amended to permit the payment of dividends in cash or common stock (or a combination thereof) at our election. The Series B Preferred Stock is (i) convertible at the option of the holders and (ii) subject to redemption at our sole discretion after the tenth anniversary of issuance in August 2006. Each share of Series B Preferred Stock was originally convertible into 0.22844 shares of common stock, subject to adjustment upon the occurrence of certain events. Due to certain adjustment provisions in Exhibit A of our Articles of Amendment and Restatement related to the Series B Preferred Stock, the payment of dividends to holders of common stock in the form of preferred stock in 1999 and 2000, the payment of dividends on other series of preferred stock in shares of common stock during 2001 and 2002, and the reverse stock split effected in 2001 resulted in adjustments to the Series B conversion price such that one share of Series B Preferred Stock was convertible into 0.4797 shares of common stock as of December 31, 2002. The liquidation preference and the redemption price on the Series B Preferred Stock is $25 per share, together with accrued and unpaid dividends.

     As of December 31, 2002 and 2001, there were 1,593,982 shares of Series B Preferred Stock issued and outstanding. The following table summarizes the dividend payment activity for 2002 and 2001 for the Series B Preferred Stock:

                                                                                                Number of
                                                                            Time Period for    Shares of
                                         Dividends per        Amount of     which dividends   Common Stock
    Declaration Date    Payment Date   Series B Share (c)    Dividends (c)     are accrued        Issued
    -------------------------------------------------------------------------------------------------------
      May 10, 2001      June 1, 2001      $  6.80          $ 10,839,078     9/1/98-3/31/01    1,454,508    (a)
    September 4, 2001 October 10, 2001    $  1.36           $ 2,167,816     4/1/01-9/30/01      413,145    (b)
     March 21, 2002    April 15, 2002     $  1.36           $ 2,167,816    10/1/01-3/31/02      607,938    (a)


(a) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series B Preferred Stock. We determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period commencing after the declaration date.

(b) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series B Preferred Stock. We determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period (interrupted by the closing of equity markets due to the terrorist attacks) beginning one trading day after the dividend declaration date. As a result of the temporary closing of the U.S. equity markets from September 11 through September 14, the original payment date of September 28, 2001 was extended to October 10, 2001.

(c) Although the payments of dividends for the second, third and fourth quarters of 2002 were deferred as of December 31, 2002, we have accrued $3,251,723 for the Series B Preferred Stock second, third and fourth quarter dividends at a dividend rate of $0.68 per share per quarter. On March 4, 2003, the Board of Directors declared a cash dividend for the second quarter of 2002 payable on March 31, 2003 to shareholders of record on March 17, 2003.

     Since the holders of the Series B Preferred Stock accepted the Chapter 11 reorganization plan, the relative rights and preferences of the Series B Preferred Stock were amended to permit the payment of dividends, including accrued and unpaid dividends, in common stock or cash, or a combination of both, at our election.

Series C and Series D Cumulative Convertible Preferred Stock

     As of February 22, 2000, all of the outstanding shares of Series C Cumulative Convertible Preferred Stock were exchanged for Series E Preferred Stock. On April 17, 2001, the date of emergence from Chapter 11, we paid, as an allowed claim, dividends and interest of $1,161,137 (through the issuance of common stock aggregating 167,794 shares) on the former Series C Preferred Stock which represented dividends accrued and unpaid through February 22, 2000 (the date the Series C Preferred Stock shares were exchanged for Series E Cumulative Convertible Preferred Stock shares) plus interest on accrued and unpaid dividends from February 23, 2000 through April 17, 2001.

     As of July 26, 2000, all of the outstanding shares of Series D Cumulative Convertible Preferred Stock were exchanged for Series E Preferred Stock. On April 17, 2001, the date of emergence from Chapter 11, we paid, as an allowed claim, dividends and interest of $1,310,122 (through the issuance of common stock aggregating 189,324 shares) on the former Series D Preferred Stock which represented dividends accrued and unpaid through July 26, 2000 (the date the Series D Preferred Stock shares were exchanged for Series E Preferred Stock shares) plus interest on accrued and unpaid dividends from July 27, 2000 through April 17, 2001.

Series E Cumulative Convertible Preferred Stock

     On February 22, 2000, CRIIMI MAE and the holder of our Series C Preferred Stock entered into a Preferred Stock Exchange Agreement pursuant to which 103,000 shares of Series C Preferred Stock were exchanged for 103,000 shares of a new series of preferred stock designated as Series E Cumulative Convertible Preferred Stock. On July 26, 2000, CRIIMI MAE and the holder of our Series D Preferred Stock entered into a Preferred Stock Exchange agreement pursuant to which 100,000 shares of Series D Preferred Stock were exchanged for 100,000 shares of Series E Preferred Stock. The principal purpose of the exchanges was to effect an extension of the mandatory conversion dates, upon which the Series C Preferred Stock and Series D Preferred Stock would have converted into common stock.

     On March 21, 2002, we redeemed all 173,000 outstanding shares of the Series E Preferred Stock at the stated redemption price of $106 per share in cash plus accrued and unpaid dividends through and including the date of redemption. The total redemption price was $18,734,000 ($396,000 of which represented accrued and unpaid dividends for the period October 1, 2001 through March 21, 2002). The $1,038,000 difference between the aggregate liquidation value and the redemption price is reflected as a dividend on preferred stock during the year ended December 31, 2002. The Series E Preferred Stock was held by a former principal creditor.

     As of December 31, 2002 and 2001, there were 0 and 173,000 shares, respectively, of Series E Preferred Stock issued and outstanding. The following table summarizes the dividend payment activity for 2001 for the Series E Preferred Stock:

                                                                      Time period for    Number of Shares of
                                                      Amount of       which dividends    Common Stock Issued
    Declaration Date           Payment Date          Dividends          are accrued              (a)
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
      June 4, 2001            June 29, 2001          $   262,308      4/18/01-6/30/01           40,605
    September 4, 2001       September 28, 2001       $   278,088      7/01/01-9/30/01           64,373


(a) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series E Preferred Stock. We determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the average of the closing sale prices of the common stock for the 5-trading days prior to the dividend payment date.

Series F Redeemable Cumulative Dividend Preferred Stock

     On September 14, 1999, we declared a dividend on its common stock for the purpose of distributing approximately $15.7 million in undistributed 1998 taxable income. The dividend was paid to common shareholders of record on October 20, 1999, provided that the shareholders maintained ownership of their common stock through the payment date. The dividend was paid on November 5, 1999 in 1,606,595 shares of Series F Preferred Stock.

     Holders of record of our common stock who maintained ownership of their common stock through November 5, 1999, received, for each share held, 3/100ths of a share of Series F Preferred Stock (i.e., three shares of Series F Preferred Stock for every 100 shares of common stock held). The Series F Preferred Stock was convertible into shares of common stock during two 10-business day conversion periods. The first conversion period was from November 15, 1999 through November 30, 1999 and the second conversion period was from January 21, 2000 through February 3, 2000. Conversions were based on the volume-weighted average of the sale prices of the common stock for the 10-trading days prior to the date converted, subject to a floor of 50% of the volume-weighted average of the sale prices of the common stock on November 5, 1999. During the first conversion period, 756,453 shares of Series F Preferred Stock were converted, resulting in the issuance of 640,144 shares of common stock. During the second and final conversion period (January 21 through February 3, 2000) for the Series F Preferred Stock, 263,788 additional shares were converted, resulting in the issuance of 239,657 shares of common stock. Accrued and unpaid dividends were not paid on shares of Series F Preferred Stock converted into common stock during the conversion periods. After February 3, 2000, the Series F Preferred Stock is not convertible into common stock.

     Since the holders of Series F Preferred Stock voted to accept the Chapter 11 reorganization plan, the relative rights and preferences of the Series F Preferred Stock were amended to permit the payment of dividends in cash or common stock (or a combination thereof) at our election. The Series F Preferred Stock is redeemable at our option in cash or shares of parity stock, at our election, at a price of $10.00 per share together with an amount (in cash and/or common stock, as applicable) equal to any accrued and unpaid dividends through the dividend declaration date next preceding the redemption date. The Series F Preferred Stock provides for dividends at a fixed annual rate of 12%. The liquidation value of the Series F Preferred Stock is $10.00 per share plus accrued and unpaid dividends.

     As of December 31, 2002 and 2001, there were 586,354 shares of Series F Preferred Stock issued and outstanding. The following table summarizes the dividend payment activity for 2002 and 2001 for the Series F Preferred Stock:

                                                                      Time period for        Number of
                                     Dividends Per     Amount of      which dividends    Shares of Common
 Declaration Date    Payment Date    Series F Share  Dividends (c)      are accrued        Stock Issued
---------------------------------------------------------------------------------------------------------------
   June 4, 2001      July 2, 2001         $    1.99    $  1,166,844   11/5/99-6/30/01         185,996      (a)
September 4, 2001  October 10, 2001       $    0.30    $    175,906    7/1/01-9/30/01          33,334      (b)
  March 21, 2002    April 15, 2002        $    0.60    $    351,812   10/1/01-3/31/02          97,824      (a)


(a) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series F Preferred Stock. We determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period commencing after the declaration date.

(b) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series F Preferred Stock. We determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period (interrupted by the closing of equity markets due to the terrorist attacks) beginning one trading day after the dividend declaration date. As a result of the temporary closing of the U.S. equity markets from September 11 through September 14, the original payment date of September 28, 2001 was extended to October 10, 2001.

(c) Although the payments of dividends for the second, third and fourth quarters of 2002 were deferred as of December 31, 2002, we have accrued $527,719 for the Series F Preferred Stock second, third and fourth quarter dividends at a dividend rate of $0.30 per share per quarter. On March 4, 2003, the Board of Directors declared a cash dividend for the second quarter of 2002 payable on March 31, 2003 to shareholders of record on March 17, 2003.

Series G Redeemable Cumulative Dividend Preferred Stock

     On September 11, 2000, we declared a dividend on our common stock for the purpose of distributing approximately $37.5 million in undistributed 1999 taxable income. The dividend was paid to common shareholders of record on October 27, 2000, provided that the shareholders maintained ownership of their common stock through the payment date. The dividend was paid on November 13, 2000 in 3,741,191 shares of Series G Preferred Stock.

     Holders of record of our common stock who maintained ownership of their common stock through November 13, 2000, received, for each share held, 6/100ths of a share of Series G Preferred Stock (i.e., six shares of Series G Preferred Stock for every 100 shares of common stock held). The Series G Preferred Stock was convertible into shares of common stock during a period of 10 consecutive trading days commencing on February 21, 2001 and ended on March 6, 2001. Conversions were based on the volume-weighted average of the sale prices of the common stock for the 10-trading days prior to the date converted, subject to a floor of 50% of the volume-weighted average of the sale prices of the common stock on November 13, 2000. During the conversion period, 2,496,535 shares of Series G Preferred Stock were converted, resulting in the issuance of 3,254,704 shares of common stock. Accrued and unpaid dividends were not paid on shares of Series G Preferred Stock converted into common stock during the conversion period. After March 6, 2001, the Series G Preferred Stock is not convertible into common stock.

     Holders of Series G Preferred Stock will be entitled to receive, when declared by the Board of Directors, cumulative dividends, payable in cash or common stock (or a combination thereof) at our option, at an annual rate of 15%. Since the holders of the Series G Preferred Stock voted to accept the Chapter 11 reorganization plan, the relative rights and preferences of the Series G
Preferred Stock were amended to permit the payments of dividends in cash or common stock (or a combination thereof) at our election. The Series G Preferred Stock is redeemable, at our option, in whole or in part, at any time after issuance in cash or shares of parity capital stock, at our election, at a price of $10.00 per share together with an amount (in cash and/or common stock, as applicable) equal to any accrued and unpaid dividends through the dividend declaration date next preceding the redemption date. The liquidation value of the Series G Preferred Stock is $10 per share plus accrued and unpaid dividends.

     As of December 31, 2002 and 2001, there were 1,244,656 shares of Series G Preferred Stock issued and outstanding. The following table summarizes the dividend payment activity for 2002 and 2001 for the Series G Preferred Stock:

                                                                      Time period for    Number of Shares
                                       Dividends per     Amount of    which dividends    of Common Stock
   Declaration Date    Payment Date   Series G Share   Dividends (c)    are accrued          Issued
   ------------------------------------------------------------------------------------------------------------
     June 4, 2001      July 2, 2001         $   0.955   $1,188,646    11/13/00-6/30/01       189,450       (a)
   September 4, 2001 October 10, 2001       $   0.375   $  466.746    7/01/01-9/30/01         88,717       (b)
    March 21, 2002    April 15, 2002        $   0.750   $  933,492    10/01/01-3/31/02       260,565       (a)


(a) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series G Preferred Stock. We determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period commencing after the declaration date.

(b) Represents the number of shares of common stock issued in connection with the payment of dividends to holders of Series G Preferred Stock. We determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period (interrupted by the closing of equity markets due to the terrorist attacks) beginning one trading day after the dividend declaration date. As a result of the temporary closing of the U.S. equity markets from September 11 through September 14, the original payment date of September 28, 2001 was extended to October 10, 2001.

(c) Although the payments of dividends for the second, third and fourth quarters of 2002 were deferred as of December 31, 2002, we have accrued $1,400,238 for the Series G Preferred Stock second, third and fourth quarter dividends at a dividend rate of $0.375 per share per quarter. On March 4, 2003, the Board of Directors declared a cash dividend for the second quarter of 2002 payable on March 31, 2003 to shareholders of record on March 17, 2003.

Series H Junior Preferred Stock

     On January 23, 2002, in connection with the adoption of our Shareholder Rights Plan, our Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. See Note 11 for a further discussion of the adoption of and reasons for adopting the Shareholder Rights Plan. Unless otherwise determined by the Board consistent with the terms of the Rights Plan, each Right, when it becomes exercisable, will entitle the registered holder (other than Rights beneficially owned by the Acquiring Person (defined below)) to purchase from us one one-thousandth of a share of Series H Junior Preferred Stock at a price of $ 23.00 per one one-thousandth of a share of a Series H Junior Preferred Stock, subject to adjustment. The Rights will become exercisable if a person or group ("Acquiring Person") acquires beneficial ownership of 5% or more of our outstanding common stock or announces a tender offer for 5% or more of the common stock. An Acquiring Person also includes a person or group that held 5% or more of our common stock as of January 23, 2002, and that acquires additional common shares. See Note 11 regarding exclusion of BREF from definition of Acquiring Person.

     Shares of Series H Junior Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Series H Junior Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $10.00 per share but will be entitled to an aggregate dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, the holders of the Series H Junior Preferred Stock will be entitled to a minimum preferential liquidation payment of $1,000 per share but will be entitled to an aggregate payment of 1,000 times the payment made per share of common stock. Each share of Series H Preferred Stock will have 1,000 votes, voting together with the shares of common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Series H Junior Preferred Stock will be entitled to receive 1,000 times the amount received per share of common stock. These rights are protected by customary antidilution provisions.

     As of December 31, 2002 there were no shares of Series H Preferred Stock issued and outstanding.

13.      EARNINGS PER SHARE

     The following table reconciles basic and diluted earnings per share for the years ended December 31, 2002, 2001, and 2000. Per share amounts have been adjusted to reflect the one-for-ten reverse stock split effected on October 17, 2001.

                                                                                                  Per Share
                                                           (Loss)/income          Shares           Amount
                                                          ----------------     --------------     ----------
Year ended December 31, 2002
------------------------------------
Net loss before cumulative effect of
  changes in accounting principles                          $(54,481,312)         13,710,914        $(3.97)
Cumulative effect of change in accounting
  principle related to SFAS 142                               (9,766,502)         13,710,914         (0.72)
                                                          ----------------     --------------     ----------

Basic and diluted earnings per share (1):
  Loss to common shareholders and
    assumed conversions                                     $(64,247,814)         13,710,914        $(4.69)
                                                          ================     ==============     ==========

Year ended December 31, 2001
------------------------------------
Net loss before cumulative effect of
  changes in accounting principles                          $(26,082,918)         11,087,790        $(2.35)
Cumulative effect of change in accounting
  principle related to SFAS 133                                 (135,142)         11,087,790         (0.01)
Cumulative effect of change in accounting
  principle related to servicing fee revenue                   1,995,262          11,087,790          0.18
                                                          ----------------     --------------     ----------

Basic and diluted earnings per share (1):
  Loss to common shareholders and
    assumed conversions                                     $(24,222,798)         11,087,790        $(2.18)
                                                          ================     ==============     ==========

Year ended December 31, 2000
------------------------------------
Basic and diluted earnings per share (1):
  Loss to common shareholders and
    assumed conversions                                   $ (155,495,429)          6,214,479       $(25.02)
                                                          ================     ==============     ==========


(1) The common stock equivalents for the preferred stock and stock options are not included in the calculation of diluted earnings per share for 2002, 2001 or 2000 because the effect would be anti-dilutive.

14.      STOCK BASED COMPENSATION PLANS

     We have three stock option and/or award plans: the 2001 Stock Incentive Plan, the Second Amended and Restated Stock Option Plan for Key Employees and the 1996 Non-Employee Director Stock Plan.

2001 Stock Incentive Plan

     Under the 2001 Stock Incentive Plan, a maximum of 1,235,000 shares are available for grant pursuant to stock awards and stock options. As of December 31, 2002, options granted to employees and directors to purchase 594,000 shares were outstanding, and restricted stock awards of 32,500 shares had been granted to employees. Under the 2001 Stock Incentive Plan, options granted must have an option price of not less than fair market value of a share of common stock on the date of grant. The following is a summary of the grants during 2002 and 2001:

Date of Grant              Recipients          # of Options Granted    Exercise Price
-------------------------- ------------------- ----------------------- ---------------------
November 16, 2001          Employees                    285,000             $2.78       (1)
January 2, 2002            Directors                     24,000              3.99       (2)
June 5, 2002               Employees                    293,000              7.00       (1)
                                                        -------              ----
                                                        602,000             $4.88
                                                        =======             =====


(1) These options vest ratably with 33% vesting on the date of grant and 33% vesting on each of the first and second anniversaries of the date of grant and expire in 10 years.
(2) These options vest ratably with 50% vesting on the date of grant and 25% vesting on each of the first and second anniversaries of the date of grant and expire in 10 years.

     In addition to the stock option grants included in the table above, 32,500 shares of restricted stock were awarded to certain employees on January 2, 2002. The restricted stock vests 33% on the date of grant, 33% on August 15, 2002 and 33% on April 15, 2003. The price of our common stock on the award date was $3.99 per share. The fair value of the restricted stock is being expensed over the vesting period through our Consolidated Statement of Income.

     No option or award of stock may be granted under the 2001 Stock Incentive Plan after July 1, 2011.

Second Amended and Restated Stock Option Plan for Key Employees

     Under the Key Employee Plan, a maximum of 450,000 shares were available for grant pursuant to stock options. Options may no longer be granted under the Key Employee Plan. As of December 31, 2002, options to purchase 434,272 shares had been granted to employees. Under the Key Employee Plan, options granted prior to July 28, 1995 have an option price of $97.70, and options granted after July 28, 1995 have an option price of not less than fair market value of a share of common stock on the date of grant and expire after eight years. On June 18, 2001, we granted options to purchase an aggregate 137,500 shares under the Key Employee Plan. These options vested on the date of grant, expire in 8 years, and have an exercise price of $5.70 per share, which was the closing price of the common stock on the date of grant.

1996 Non-Employee Director Stock Plan

     Under the Director Plan, a maximum of 87,313 shares are available for grant pursuant to stock awards and stock options. As of December 31, 2002, options to purchase 2,040 shares had been granted to directors. These options have an exercise price equal to the market price of a share of common stock on the date of grant, vested on the date of grant, and expire after ten years. The options to directors are currently being issued under the 2001 Stock Incentive Plan.

     A summary of these stock plans as of December 31, 2002, 2001 and 2000, and changes during the years then ended is presented in the table below:

                                          2001 Stock Plan                Key Employee Plan               Directors' Plan
                                      ------------------------     ------------------------------   --------------------------
                                                    Weighted                      Weighted                         Weighted
                                                     Average                       Average                         Average
                                        Shares         Price         Shares         Price            Shares          Price
                                      ----------------------------------------------------------------------------------------
   Balance, January 1, 2000                    -     $     -         185,051     $ 104.13                 800     $ 105.63
          Adjustment of 2/00 (1)               -           -          30,386       104.13                 131       105.63
          Granted                              -           -          12,135        10.63                 200        13.75
          Exercised                            -           -               -            -                   -            -
          Forfeited                            -           -         (19,747)       68.46                   -            -
                                      ----------    ---------      ----------   ----------           ----------   -----------
   Balance, December 31, 2000                  -                     207,825       102.08               1,131        87.25
          Adjustment of 3/01 (2)               -           -         103,844       102.08                 609        87.25
          Granted                        285,000        2.78         137,500         5.70                 300         7.30
          Exercised                            -           -               -            -                   -            -
          Forfeited                            -           -         (14,302)       75.61                   -            -
                                      ----------    ---------      ----------   ----------           ----------   -----------
   Balance, December 31, 2001            285,000     $  2.78         434,867    $   72.94               2,040       $75.49
          Granted                        317,000        6.77               -            -                   -            -
          Exercised                      (2,500)        2.78          (6,400)        5.70                   -            -
          Forfeited                      (8,000)        2.78         (16,889)       45.65                   -            -
                                      ----------    ---------      ----------   ----------           ----------   -----------
   Balance, December 31, 2002            591,500     $  4.92         411,578    $   74.61               2,040       $75.49
                                      ==========    =========      =========    ==========           ==========   ===========

   Exercisable, December 31, 2000             --          --         116,180    $  124.60               1,131      $ 87.25
                                      ==========    =========      =========    ==========           ==========   ===========
   Exercisable, December 31, 2001         94,998     $  2.78         389,435    $   78.53               2,040      $ 75.49
                                      ==========    =========      =========    =========            ==========    ==========
   Exercisable, December 31, 2002        295,493     $  4.23         407,413    $   75.27               2,040      $ 75.49
                                      ==========    =========      =========    =========            ==========    ==========


(1) Adjustment as a result of anti-dilution provision associated with Series F Preferred Stock dividend paid to holders of common stock.
(2) Adjustment as a result of anti-dilution provision associated with Series G Preferred Stock dividend paid to holders of common stock.

     In addition to the stock option grants included in the table above, 32,500 shares of restricted stock were awarded to certain employees under the 2001 Stock Incentive Plan. The weighted average price of our common stock was $3.99 at the award date, and 10,834 of the restricted shares are unvested as of December 31, 2002. The fair value of approximately $130,000 was recognized as deferred compensation and is being recognized into earnings over 15 months.

     In addition to the option information included in the table above, with respect to options granted to the principals at the time of the 1995 merger, options to acquire 316,593 shares were outstanding as of December 31, 2000. These options expired during 2001. There were no exercises during the years ended December 31, 2001 and 2000.

         The following table summarizes information about stock options outstanding at December 31, 2002:

                                          Options Outstanding                           Options Exercisable
                         ------------------------------------------------------    ------------------------------
                                             Weighted             Weighted                           Weighted
                                              Average              Average                            Average
         Range of          Number            Remaining            Exercise           Number          Exercise
      Exercise prices    outstanding     Contractual Life           Price          exercisable         Price
    -------------------- ------------ -- ------------------    ---------------- -- ------------    --------------
    $2.78 - $15.93          760,810             8.4                $  5.29            460,638         $  5.17
    $15.94 - $31.87          61,687             4.2                  31.25             61,687           31.25
    $31.88 - $47.81             348             6.0                  35.63                348           35.63
    $47.82 - $111.56         17,165             0.9                 101.69             17,165          101.69
    $111.57 - $143.44         3,840             2.2                 127.50              3,840          127.50
    $143.45 - $159.38       161,268             2.9                 158.21            161,268          158.21
                         ------------    ------------------    ----------------    ------------    --------------
    $2.78 - $159.38       1,005,118             7.1                $ 33.24            704,946         $ 45.49
                         ============    ==================    ================    ============    ==============


     We have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As a result, we account for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. SFAS No. 123 requires pro forma disclosure of the impact on net income and earnings per share as if the options were recorded at their estimated fair value at the issuance date and amortized over the options' vesting period. If compensation cost for these plans had been determined consistent with SFAS No. 123, our net income and earnings per share would have been recorded at the following pro forma amounts:

                                                                 Years ended December 31,
                                                        2002               2001               2000
                                                  -----------------  -----------------  -----------------
Pro forma net loss to common shareholders           $ (65,287,114)     $ (25,493,873)    $ (156,370,899)
                                                  =================  =================  =================

Pro forma basic loss per share                      $       (4.76)     $       (2.30)    $      ( 25.16)
                                                  =================  =================  =================

Pro forma diluted loss per share                    $       (4.76)     $       (2.30)    $       (25.16)
                                                  =================  =================  =================


     The weighted average fair value of the options granted was $4.74, $2.66, and $8.30 during 2002, 2001 and 2000, respectively. The fair value of the 2002, 2001 and 2000 option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           2002               2001               2000
                                      ---------------    ---------------    ---------------
     Risk-free interest rate              4.23%              4.29%              6.44%
     Expected life                      4.73 years         4.78 years         5.29 years
     Expected volatility                  89.2%              91.4%              96.2%
     Dividend yield                        --%                --%                --%


15.      TRANSACTIONS WITH RELATED PARTIES

     Below is a summary of the related party transactions that occurred during the years ended December 31, 2002, 2001 and 2000. These items are described further in the text which follows:

                                                                 For the years ended December 31,
                                                          2002                 2001                 2000
                                                          ----                 ----                 ----
Amounts received or accrued from the AIM Limited
Partnerships
  Income(1)                                               $ 544,226          $ 751,021           $ 746,570
  Return of capital(2)                                    2,245,304          1,723,949           1,573,335
                                                         ----------         ----------          ----------
    Total                                                $2,789,530         $2,474,970          $2,319,905
                                                         ==========         ==========          ==========

Amounts received or accrued for AIM Acquisition
   Limited Partnership (1)                                $ 232,873          $ 284,411           $ 341,965
                                                          =========          =========           =========

Expense reimbursements from:
  AIM Limited Partnerships (3)                           $  203,668           $183,898            $168,978
  CMSLP (3)(5)                                                    -            248,428              39,602
                                                         ----------          ---------           ---------
    Total                                                $  203,668           $432,326            $208,580
                                                         ==========          =========            ========

Expense reimbursement (to) from CRI:
  Expense reimbursement to CRI (3) (4) (6)               $ (340,847)         $(321,505)          $(151,171)
  Expense reimbursement from CRI (3)                        190,095             87,381              30,096
                                                         -----------         ----------          ----------
    Net expense reimbursement                            $ (150,752)         $(234,124)          $(121,075)
                                                         ===========         ==========          ==========


(1) Included as equity in earnings from investments on the accompanying consolidated statements of income.
(2) Included as a reduction of equity investments on the accompanying consolidated balance sheets.
(3) Included in general and administrative expenses on the accompanying consolidated statements of income.
(4) Pursuant to an administrative services agreement between us and CRI, Inc., CRI provided us with certain administrative and office facility services and other services, at cost, with respect to certain aspects of our business. We used the services provided under the administrative services agreement to the extent such services were not performed by CRIIMI MAE Management or provided by another service provider. The administrative services agreement was terminable on 30 days notice at any time. The majority of such services under this agreement were terminated in March 2003.
(5) Includes payroll reimbursement for services provided by CRIIMI MAE Management employees to CMSLP through June 30, 2001. Since CMSLP has been accounted for on a consolidated basis since July 1, 2001, there are no related party transactions with CMSLP after that date.
(6) CMSLP reimbursed CRI for approximately $103,000 of expenses during the period January 1, 2001 through June 30, 2001 and approximately $202,000 of expenses during the year ended December 31, 2000. These reimbursements are not included in the reimbursements for the years ended December 31, 2001 and 2000 since the financial results of CMSLP were not consolidated until July 1, 2001. The CMSLP reimbursements to CRI for the six months ended
December 31, 2001 and for the year ended December 31, 2002 are included in this table.

     In addition to the transactions listed above, in connection with the Merger in 1995, we entered into a deferred compensation arrangement with William Dockser, Chairman until January 23, 2003 (a Director after January 23, 2003), and H. William Willoughby, President and a Director until January 23, 2003, in an original aggregate amount of $5,002,183 pursuant to which we agreed to pay Messrs. Dockser and Willoughby for services performed in connection with the structuring of the merger. Our obligation to pay the deferred compensation is limited, with certain exceptions, to the creation of an irrevocable grantor trust for the benefit of Messrs. Dockser and Willoughby and the transfer to such trust of the right to receive such deferred compensation (the Note Receivable) in the original aggregate principal amount of $5,002,183. The deferred compensation is fully vested and payable only to the extent that payments are made by CRI, Inc. on the Note Receivable. Payments of principal and interest on the Note Receivable/deferred compensation are payable quarterly and terminate in June 2005. The Note Receivable/deferred compensation bears interest at the prime rate (4.25% as of December 31, 2002) plus 2% per annum. From October 5, 1998 through April 17, 2001, no deferred compensation payments were made as a result of our Chapter 11 proceeding. For the years ended December 31, 2002, 2001 and 2000, aggregate payments of $616,091, $2,571,455 (including $945,740 in accrued interest) and $0, respectively, were made on the Note Receivable/deferred compensation. These aggregate payments were split approximately equally among Messrs. Dockser and Willoughby. The unpaid aggregate principal balance on the note receivable/deferred compensation was approximately $1,375,588 at December 31, 2002. The financial statement impact of these transactions is immaterial.

16.      LITIGATION

Bankruptcy Proceedings and Other Litigation

     On the October 5, 1998 petition date, CRIIMI MAE Inc., CRIIMI MAE Management, Inc. and CRIIMI MAE Holdings II, L.P. filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On November 22, 2000, the Bankruptcy Court entered an order confirming the reorganization plan before it. We emerged from Chapter 11 on April 17, 2001, at which date all material litigation matters existing subsequent to the petition date had been settled or resolved except for the First Union litigation, which was settled in February 2002 as discussed below.

     First Union

     We entered into a settlement agreement with First Union National Bank dated as of February 6, 2002. On March 5, 2002, the Bankruptcy Court entered an order approving the settlement agreement. The settlement agreement became effective on March 20, 2002. The dispute concerned whether First Union was a secured or unsecured creditor in connection with certain credit and custodian agreements between CRIIMI MAE and First Union. First Union's claim amount was approximately $18.6 million. Reference is made to the settlement agreement, previously filed with the Bankruptcy Court (and with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K filed on February 13, 2002), for a more detailed description of the terms and conditions of the settlement agreement.

     On March 20, 2002, a previously issued Series A Senior Secured Note having a December 31, 2001 face amount of $7,484,650 and previously issued Series B
Senior Secured Notes having a December 31, 2001 aggregate face amount of $4,809,273 were released from escrow to First Union. On March 20, 2002, First Union sold the notes. The proceeds from the sale of the notes, combined with the escrowed cash, resulted in total proceeds of approximately $18.8 million. We retained the approximate $238,000 of cash in excess of the First Union claim amount of $18.6 million. In addition, approximately $22,938,260 of our restricted cash became unrestricted.

     Other

     In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

17.      SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2002, 2001 and 2000:

                                                                               2002
                                             -------------------------------------------------------------------------
                                              First Quarter     Second Quarter       Third Quarter    Fourth Quarter
                                             ----------------   ----------------    ----------------  ----------------
Interest Income                                 $ 32,031,879       $ 31,743,348        $ 31,508,173     $  29,176,532
Net income (loss)                                 (6,827,981)         2,295,745         (25,101,506)      (34,614,072)
Basic net earnings (loss) per share                    (0.52)              0.16               (1.80)            (2.48)
Diluted net earnings (loss) per share                  (0.52)              0.16               (1.80)            (2.48)

                                                                               2001
                                             -------------------------------------------------------------------------
                                              First Quarter     Second Quarter       Third Quarter    Fourth Quarter
                                             ----------------   ----------------    ----------------  ----------------
Interest Income                                 $ 33,811,044       $ 33,718,486        $ 33,588,020     $  33,258,002
Net income (loss)                                  6,030,160 (1)     (2,375,818) (1)       (723,708)      (27,153,432)
Basic net earnings (loss) per share                     0.80 (1)          (0.21) (1)          (0.06)            (2.10)
Diluted net earnings (loss) per share                   0.64 (1)          (0.21) (1)          (0.06)            (2.10)

                                                                               2000
                                             -------------------------------------------------------------------------
                                              First Quarter    Second Quarter        Third Quarter    Fourth Quarter
                                             ----------------  ----------------     ----------------  ----------------
Interest Income                                 $ 55,454,598      $ 51,274,382         $ 49,066,581     $  39,456,080
Net income (loss)                                  4,035,611         3,742,484          (44,463,063)     (118,810,461)
Basic net earnings (loss) per share                     0.66              0.60                (7.13)           (19.05)
Diluted net earnings (loss) per share                   0.56              0.54                (7.13)           (19.05)


(1) The net income has been adjusted to reflect the change in accounting principle related to servicing revenue.

18.      SEGMENT REPORTING

     Management assesses our performance and allocates capital principally on the basis of two lines of business: portfolio investment and mortgage servicing. These two lines of business are managed separately as they provide different sources and types of revenues.

     Portfolio  investment  primarily includes (i) acquiring  subordinated CMBS,
(ii) securitizing pools of mortgage loans and pools of CMBS, (iii) direct and indirect investments in government insured securities and entities that own government insured securities and mezzanine loans and (iv) securities trading activities. Our income from this segment is primarily generated from these assets.

     Mortgage servicing, which consists of all the operations of CMSLP, primarily includes performing servicing functions with respect to the mortgage loans underlying our CMBS. CMSLP performs a variety of servicing including special servicing and loan management. For these services, CMSLP earns a servicing fee which is calculated as a percentage of the principal amount of the servicing portfolio typically paid when the related service is rendered. These services may include either routine monthly services, non-monthly periodic services or event-triggered services. In acting as a servicer, CMSLP also earns other income which includes, among other things, assumption fees and modification fees. Through June 30, 2001, CMSLP was an unconsolidated affiliate. Therefore, up through June 30, 2001, the results of its operations were reported in our income statement in equity in (losses) earnings from investments. Beginning in the third quarter of 2001, CMSLP's results were consolidated into our consolidated financial statements as a result of a change in the ownership of CMSLP. See Note 3 for further discussion. Revenues, expenses and assets are accounted for in accordance with the accounting policies set forth in

Note 3. Overhead expenses, such as administrative expenses, are allocated either directly to each business line or through estimates based on factors such as number of personnel or square footage of office space. As discussed in Note 9, CMSLP sold all of its rights and obligations under its CMBS master and primary servicing contracts in February 2002.

     The following tables detail the financial performance by these two primary lines of business for the years ended December 31, 2002, 2001 and 2000. The basis of accounting used in the tables is GAAP.

                                                          As of and for the year ended December 31, 2002
                                          -------------------------------------------------------------------------------
                                                                                   Elimination of
                                             Portfolio            Mortgage          Intercompany
                                             Investment          Servicing          Transactions          Consolidated
                                          -----------------    ---------------    ------------------    -----------------
Interest income                           $ 124,459,932          $         -        $             -        $ 124,459,932
Interest expense                            (92,663,283)                   -                 21,624          (92,641,659)
                                         ----------------       -------------      -----------------      ---------------
   Net interest margin                       31,796,649                    -                 21,624           31,818,273
                                         ----------------       --------------     -----------------      ---------------
General and administrative expenses         (10,825,129)                   -                 96,672          (10,728,457)
Depreciation and amortization                (1,095,861)                   -                      -           (1,095,861)
Equity in earnings (losses) from
  investments                                   (41,882)                   -                      -              (41,882)
Other, net                                      548,875                    -                      -              548,875
Impairment on CMBS                          (70,225,506)                   -                      -          (70,225,506)
Recapitalization expenses                    (1,048,559)                   -                      -           (1,048,559)
Servicing income                                      -           11,570,862               (585,092)          10,985,770
Servicing general and administrative
  expenses                                            -           (9,321,365)               466,796           (8,854,569)
Servicing amortization, depreciation
  and impairment                                      -           (2,173,137)                     -           (2,173,137)
Servicing restructuring expenses                      -             (188,614)                     -             (188,614)
Servicing gain on sale of servicing
  rights                                              -            4,864,274                      -            4,864,274
Servicing gain on sale of
  investment-grade CMBS                               -              241,160                      -              241,160
Income tax benefit (expense)                    326,998             (787,286)                     -             (460,288)
                                         ----------------      --------------     ------------------    -----------------
                                            (82,361,064)           4,205,894                (21,624)         (78,176,794)
                                         ----------------      --------------     ------------------    -----------------
Net income (loss) before changes in
  accounting principles                   $ (50,564,415)        $  4,205,894        $             -       $  (46,358,521)
                                         ===============       ==============     ==================    =================
Total assets                             $1,214,741,938         $ 26,812,985        $      (469,680)      $1,241,085,243
                                         ===============       ==============     ==================    =================


                                                   As of and for the year ended December 31, 2001
                                    ------------------------------------------------------------------------------
                                                                            Elimination of
                                       Portfolio           Mortgage         Intercompany
                                       Investment         Servicing        Transactions (1)        Consolidated
                                    -----------------   ---------------    ------------------    -----------------
Interest income                     $   134,375,552       $          -       $           -         $   134,375,552
Interest expense                        (97,787,568)                 -                   -             (97,787,568)
                                    -----------------   ---------------    ------------------    ------------------
   Net interest margin                   36,587,984                  -                   -              36,587,984
                                    -----------------   ---------------    ------------------    ------------------
General and administrative
   expenses                             (10,840,864)                 -            (110,556)            (10,951,420)
Depreciation and amortization            (3,718,485)                 -                   -              (3,718,485)
Equity in earnings (losses) from
   investments                              646,692                  -          (2,278,734)             (1,632,042)
Other, net                                2,868,038                  -                   -               2,868,038
Impairment on CMBS                      (34,654,930)                 -                   -             (34,654,930)
Reorganization items                     (1,813,220)                 -                   -              (1,813,220)
Emergence loan origination fee           (3,936,616)                 -                   -              (3,936,616)
Servicing income                                  -         12,705,666          (6,021,780)              6,683,886
Servicing general and
   administrative expenses                        -        (12,165,374)          6,595,212              (5,570,162)
Servicing amortization,
   depreciation and impairment                    -         (3,378,076)          1,678,890              (1,699,186)
Servicing restructuring expenses                  -           (437,723)                  -                (437,723)
Income tax benefit (expense)                      -            336,439                   -                 336,439
                                    -----------------   ---------------    ------------------    ------------------
                                        (51,449,385)        (2,939,068)           (136,968)            (54,525,421)
                                    -----------------   ---------------    ------------------    ------------------
Net income (loss) before changes
   in accounting principles         $   (14,861,401)      $ (2,939,068)      $    (136,968)        $   (17,937,437)
                                    =================   ===============    ==================    ==================
  Total assets                      $ 1,289,827,494       $ 25,176,629       $           -         $ 1,315,004,123
                                    =================   ===============    ==================    ==================


(1) We perform the mortgage servicing functions through CMSLP which, through June 30, 2001, was accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it was accounted for in our consolidated financial statements. Beginning in the third quarter of 2001, CMSLP's results were consolidated into our consolidated financial statements.

                                                   As of and for the year ended December 31, 2000
                                   -------------------------------------------------------------------------------
                                                                           Elimination of
                                      Portfolio            Mortgage         Intercompany
                                      Investment          Servicing       Transactions (1)        Consolidated
                                   -----------------    ---------------   ------------------    ------------------
Interest income                    $   195,251,641       $           -     $            -        $    195,251,641
Interest expense                      (139,366,369)                  -                  -            (139,366,369)
                                   -----------------    ---------------   ------------------    ------------------
   Net interest margin                  55,885,272                   -                  -              55,885,272
                                   -----------------    ---------------   ------------------    ------------------
General and administrative
   expenses                             (9,651,468)                  -                  -              (9,651,468)
Depreciation and amortization           (3,771,064)                  -                  -              (3,771,064)
Equity in earnings (losses) from
   investments                             701,403                   -            810,602               1,512,005
Other, net                               2,183,286                   -                  -               2,183,286
Impairment on CMBS                    (143,478,085)                  -                  -            (143,478,085)
Reorganization items                   (66,072,460)                  -                  -             (66,072,460)
Servicing income                                 -          14,684,667        (14,684,667)                      -
Servicing general and
   administrative expenses                       -         (11,986,788)        11,986,788                       -
Servicing amortization,
   depreciation and impairment                   -          (2,178,652)         2,178,652                       -
Income tax benefit (expense)                     -                   -                  -                       -
Gain on debt extinguishment             14,808,737                   -                  -              14,808,737
                                   -----------------    ---------------   ------------------    ------------------
                                      (205,279,651)            519,227            291,375            (204,469,049)
                                   -----------------    ---------------   ------------------    ------------------
Net income (loss) before changes
   in accounting principles        $  (149,394,379)      $     519,227     $      291,375        $   (148,583,777)
                                   =================    ===============   ==================    ==================
Total assets                       $ 1,535,468,572       $  25,930,760     $   (3,559,687)       $  1,557,839,645
                                   =================    ===============   ==================    ==================


(1) We perform the mortgage servicing functions through CMSLP which, during the period covered, was accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it is accounted for in our consolidated financial statements.

19.      Subsequent Events

     On January 23, 2003, we completed a recapitalization of all of the Exit Debt funded with approximately $44 million from common equity and secured subordinated debt issuances to BREF, a private asset management fund established by Brascan Corporation and a management team led by Barry S. Blattman, $300 million in secured financing, in the form of a repurchase transaction, from a unit of Bear Stearns and a portion of our available cash and liquid assets. This recapitalization increases our financial flexibility and provides new additions to management including Barry S. Blattman, as Chairman of the Board, Chief Executive Officer and President.

     Under the 2003 recapitalization, BREF acquired 1,212,617 shares of our newly issued common stock, or approximately 8% of our outstanding common stock after giving effect to the share acquisition, at $11.50 per share, or approximately $13.9 million. BREF also received seven year warrants to purchase up to 336,835 additional shares of common stock at $11.50 per share. The fair value of the warrants was calculated as approximately $2.6 million. The assumptions we used to value the warrants are consistent with the assumptions used to value our stock options. The warrants will be accounted for as a component of equity. BREF also purchased $30 million of the BREF Debt and, at our option, BREF will purchase up to an additional $10 million of subordinated debt prior to January 23, 2004. The BREF Debt matures on January 23, 2006 and bears interest at an annual rate of 15%. If we decide to sell the additional $10 million of subordinated debt to BREF, it will bear interest at an annual rate of 20% and also matures on January 23, 2006. We have a right to defer a portion of the interest on the BREF Debt (and on the additional $10 million, if sold to BREF) during its term. The BREF Debt is secured by first liens on the equity interests of two of our subsidiaries. Although this effectively provides BREF with an indirect lien on all of our subordinated CMBS that are held by three of our other lower-tier subsidiaries, Bear Stearns has first liens on the equity interests of these three lower tier subsidiaries and on certain of the subordinated CMBS held by one of these lower tier subsidiaries. Pursuant to an intercreditor agreement between BREF and Bear Stearns, our obligations under the BREF Debt are contractually subordinate to the prior payment in full of our obligations under the $300 million in secured financing provided by Bear Stearns. Such intercreditor agreement also provides for contractual restrictions on BREF's ability to realize upon its indirect interest in the Bear Stearns first lien collateral. We paid an origination fee of 0.67% to BREF related to the BREF Debt. We are also obligated to pay BREF a quarterly maintenance fee of $434,000 in connection with arranging the Bear Stearns Debt.

     Under the recently completed recapitalization, Bear Stearns provided the Bear Stearns Debt. The Bear Stearns Debt matures in 2006, bears interest at a rate equal to one-month LIBOR plus 3% and requires quarterly principal payments of $1.25 million. The principal payments will increase to $1.875 million per quarter if a collateralized debt obligation transaction (or CDO) is not completed by January 23, 2004. The interest rate will increase by 1%, to one-month LIBOR plus 4%, if Bear Stearns structures a CDO that meets certain rating requirements and we decline to close. The Bear Stearns Debt is secured by first direct and/or indirect liens on all of our subordinated CMBS. The indirect first liens are first liens on the equity interests of three of our subsidiaries that hold certain subordinated CMBS. A reduction in the value of this collateral could require us to provide additional collateral or fund margin calls. Although CRIIMI MAE Inc. is not a primary obligor of the Bear Stearns Debt, it has guaranteed all obligations under the debt. We paid a commitment fee of 0.5% of the Bear Stearns Debt to Bear Stearns.

     On the effective date of our recent January 2003 recapitalization, we effected an affiliate reorganization principally to indirectly secure the Bear Stearns Debt with the equity interests in CBO-1 and CBO-2. As a result of the affiliate reorganization, our REIT subsidiary (CBO REIT II), owns all bonds previously pledged to secure the Exit Debt and indirectly owns all of the equity interests in CBO-1 and CBO-2 (through its ownership of the two qualified REIT subsidiaries which hold the equity interests in CBO-1 and CBO-2).

     The Bear Stearns Debt is collateralized by first direct and/or indirect liens on all of our subordinated CMBS, and is subject to a number of terms, conditions and restrictions including, without limitation, scheduled principal and interest payments, and restrictions and requirements with respect to the collection and application of funds. If the outstanding loan amount under the Bear Stearns Debt exceeds 85% of the aggregate market value of the collateral securing the Bear Stearns Debt, as determined by Bear Stearns in its sole good faith discretion, then Bear Stearns can require us to transfer cash, cash equivalents or securities so that the outstanding loan amount will be less than or equal to 80% of the aggregate market value of the collateral (including any additional collateral provided). Failure to meet any margin call could result in an event of default which would enable Bear Stearns to exercise various rights and remedies including acceleration of the maturity date of the Bear Stearns Debt and the sale of the collateral. In order to meet a margin call, we may be required to sell assets at prices lower than their carrying value which could result in losses.

     In connection with the 2003 recapitalization, we expect to recognize certain amounts in our Consolidated Statement of Income during the first quarter of 2003. These amounts include the following:

o On January 23, 2003 and in connection with the closing of the recapitalization, amounts were deposited with the indenture trustee to pay all principal and interest on our outstanding Series A and Series B Senior Secured Notes on the March 10, 2003 redemption date. This redemption required 45 days prior notice. These notes were not considered repaid for GAAP purposes until the March 10, 2003 redemption date. The 45 day notice period resulted in additional interest expense during the period January 23, 2003 through March 10, 2003 since the Bear Stearns and BREF Debt were outstanding and the senior secured notes were also outstanding. This additional interest expense related to the 45 day notice period, which will be recognized during the first quarter of 2003, totaled approximately $3.1 million.
o Approximately $7.4 million will be recognized as a gain on extinguishment of debt, primarily due to the reversal of accrued extension fees on the Exit Debt.
o Approximately $2.6 million of expenses will be recognized related to severance and related payments, and accelerated vesting of stock options for our former Chairman, William B. Dockser, and former President, H. William Willoughby, whose employment contracts were terminated on January 23, 2003.

     In addition to the income statement items described above, transaction costs currently estimated to be approximately $6.2 million related to the recapitalization will be included on the Consolidated Balance Sheet as of

March 31, 2003. Such costs will be allocated between the debt and equity issued. The costs allocated to debt will be amortized using the effective interest method over the lives of the related debt. The costs allocated to equity will be reflected in equity net of the proceeds from the issuance of the common stock.