Form 10-Q
period 2003-03-31
CRIIMI MAE INC
filed 2003-05-13
CIK 847322

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

For the quarter ended March 31, 2003           Commission file number 1-10360

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


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                              Outstanding as of May 8, 2002
       -----                              -------------------------------
Common Stock, $0.01 par value                       15,166,685

                                 CRIIMI MAE INC.

                          Quarterly Report on Form 10-Q



                                                                         Page
PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2003
           (unaudited) and December 31, 2002...............................  3

          Consolidated Statements of Income for the three months
           ended March 31, 2003 and 2002 (unaudited).......................  4

          Consolidated Statements of Changes in Shareholders' Equity
           for the three months ended March 31, 2003 (unaudited)...........  5

          Consolidated Statements of Cash Flows for the three
           months ended March 31, 2003 and 2002 (unaudited)................  6

          Notes to Consolidated Financial Statements (unaudited)...........  7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................. 33

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....... 56

Item 4.   Controls and Procedures.......................................... 57

PART II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds........................ 58

Item 6.   Exhibits and Reports on Form 8-K................................. 58

Signature  ................................................................ 60

Certifications  ........................................................... 61

                                     PART I

ITEM 1.         FINANCIAL STATEMENTS

                            CRIIMI MAE INC.
                      CONSOLIDATED BALANCE SHEETS

                                                                               March 31,             December 31,
                                                                                 2003                    2002
                                                                         ----------------------  ----------------------
                                                                             (Unaudited)
Assets:
  Mortgage assets:
    Subordinated CMBS and Other MBS, at fair value                               $ 539,715,818           $ 540,755,663
    CMBS pledged to secure Securitized Mortgage
         Obligation - CMBS, at fair value                                          327,731,737             326,472,580
    Insured mortgage securities, at fair value                                     227,711,402             275,340,234
  Equity investments                                                                 5,978,155               6,247,868
  Other assets                                                                      28,230,732              24,987,348
  Receivables                                                                       16,930,736              16,293,489
  Servicing other assets                                                             9,594,320              13,775,138
  Servicing cash and cash equivalents                                                2,620,270              12,582,053
  Other cash and cash equivalents                                                    8,902,760              16,669,295
  Restricted cash and cash equivalents                                                       -               7,961,575
                                                                             ------------------      ------------------
Total assets                                                                   $ 1,167,415,930         $ 1,241,085,243
                                                                             ==================      ==================
Liabilities:
  Bear Stearns variable rate secured debt                                        $ 300,000,000         $             -
  BREF senior subordinated secured note                                             30,000,000                       -
  Securitized mortgage obligations:
    Collateralized bond obligations-CMBS                                           286,637,506             285,844,933
    Collateralized mortgage obligations-
       insured mortgage securities                                                 211,943,244             252,980,104
  Mortgage payable                                                                   7,242,449               7,214,189
  Payables and accrued expenses                                                     17,627,148              26,675,724
  Servicing liabilities                                                                621,720                 756,865
  Exit variable-rate secured borrowing                                                       -             214,672,536
  Series A senior secured notes                                                              -              92,788,479
  Series B senior secured notes                                                              -              68,491,323
                                                                             ------------------      ------------------
Total liabilities                                                                  854,072,067             949,424,153
                                                                             ------------------      ------------------

Shareholders' equity:
  Preferred stock, $0.01 par; 75,000,000 shares
     authorized; 3,424,992 shares issued and outstanding                                34,250                  34,250
  Common stock, $0.01 par; 300,000,000 shares
     authorized; 15,162,685 and 13,945,068 shares
      issued and outstanding, respectively                                             151,627                 139,451
  Accumulated other comprehensive income                                           105,497,116             102,122,057
  Deferred compensation                                                                 (2,789)                (19,521)
  Warrants outstanding                                                               2,564,729                       -
  Additional paid-in capital                                                       630,649,247             619,197,711
  Accumulated deficit                                                             (425,550,317)           (429,812,858)
                                                                             ------------------      ------------------
Total shareholders' equity                                                         313,343,863             291,661,090
                                                                             ------------------      ------------------
Total liabilities and shareholders' equity                                     $ 1,167,415,930         $ 1,241,085,243
                                                                             ==================      ==================


   The accompanying notes are an integral part of these consolidated financial statements.

                               CRIIMI MAE INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                                                      For the three months ended March 31,
                                                                                           2003                   2002
                                                                                    --------------------   -------------------
Interest income:
   CMBS                                                                                    $ 22,071,977          $ 25,536,385
   Insured mortgage securities                                                                4,651,893             6,495,494
                                                                                       -----------------      ----------------
   Total interest income                                                                     26,723,870            32,031,879
                                                                                       -----------------      ----------------
Interest and related expenses:
   Bear Stearns variable rate secured debt                                                    2,827,635                     -
   BREF senior subordinated secured note                                                      1,051,099                     -
   Exit variable-rate secured borrowing                                                         859,106             3,871,647
   Series A senior secured notes                                                              2,130,722             2,964,409
   Series B senior secured notes                                                              2,697,006             3,365,132
   Fixed-rate collateralized bond obligations-CMBS                                            6,540,378             6,365,905
   Fixed-rate collateralized mortgage obligations - insured securities                        5,560,140             6,494,540
   Other interest expense                                                                       236,423               244,582
                                                                                       -----------------      ----------------
   Total interest expense                                                                    21,902,509            23,306,215
                                                                                       -----------------      ----------------
Net interest margin                                                                           4,821,361             8,725,664
                                                                                       -----------------      ----------------
   General and administrative expenses                                                       (2,948,642)           (3,202,614)
   Depreciation and amortization                                                               (173,290)             (239,976)
   Servicing revenue                                                                          2,124,561             2,763,536
   Servicing general and administrative expenses                                             (2,230,971)           (2,491,094)
   Servicing amortization, depreciation, and impairment expenses                               (333,262)             (507,879)
   Income tax benefit                                                                           172,376                66,444
   Equity in earnings from investments                                                          128,268               114,304
   Other income, net                                                                            343,176               844,903
   Net gains (losses) on mortgage security dispositions                                         188,210              (109,819)
   Hedging expense                                                                             (352,322)              (89,758)
   BREF Maintenance fee                                                                        (371,311)                    -
   Executive severance at recapitalization                                                   (2,616,978)                    -
   Gain on extinguishment of debt                                                             7,337,424                     -
                                                                                       -----------------      ----------------
                                                                                              1,267,239            (2,851,953)
                                                                                       -----------------      ----------------

Net income before cumulative effect of change in accounting principle                         6,088,600             5,873,711

Cumulative effect of adoption of SFAS 142                                                             -            (9,766,502)
                                                                                       -----------------      ----------------
Net income (loss) before dividends accrued or paid on preferred shares                        6,088,600            (3,892,791)
Dividends accrued or paid on preferred shares                                                (1,826,059)           (2,935,190)
                                                                                       -----------------      ----------------
Net income (loss) to common shareholders                                                    $ 4,262,541          $ (6,827,981)
                                                                                       =================      ================
Net income (loss) to common shareholders per common share:
       Basic - before cumulative effect of change in accounting principle                        $ 0.28                $ 0.23
                                                                                       =================      ================
       Basic - after cumulative effect of change in accounting principle                         $ 0.28               $ (0.52)
                                                                                       =================      ================
       Diluted - before cumulative effect of change in accounting principle                      $ 0.28                $ 0.22
                                                                                       =================      ================
       Diluted - after cumulative effect of change in accounting principle                       $ 0.28               $ (0.52)
                                                                                       =================      ================
   Shares used in computing basic income (loss) per share                                    14,958,833            13,055,303
                                                                                       =================      ================


The accompanying notes are an integral part of these consolidated financial statements.

                                   CRIIMI MAE INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       For the three months ended March 31, 2003
                                     (Unaudited)

                                      Preferred  Common                              Accumulated
                                        Stock    Stock     Additional                    Other                Unearned      Total
                                         Par      Par       Paid-in    Accumulated  Comprehensive   Warrants    Stock  Shareholders'
                                        Value    Value      Capital      Deficit        Income    Outstanding Compensation Equity
                                      --------   -----    ----------  ------------  ------------- ----------- -------- -------------
Balance at December 31, 2002          $ 34,250 $ 139,451 $ 619,197,711 $ (429,812,858) $102,122,057 $    -  $ (19,521) $291,661,090

 Net income before dividends accrued or
  paid on preferred shares                   -         -             -      6,088,600             -      -          -     6,088,600
 Adjustment to unrealized gains and
  losses on mortgage assets                  -         -             -              -     3,026,973      -          -     3,026,973
 Adjustment to unrealized losses
  on interest rate caps                      -         -             -              -       348,086      -          -       348,086
 Dividends accrued or paid on
  preferred shares                           -         -             -     (1,826,059)            -      -          -    (1,826,059)
 Common stock issued                         -    12,176    13,468,665              -             -      -               13,480,841
 Amortization of deferred compensation       -         -             -              -             -      -     16,732        16,732
 Accelerated vesting of stock options        -         -       547,600              -             -      -          -       547,600
 Warrants issued                             -         -    (2,564,729)             -             -  2,564,729      -             -
                                      -------- --------- -------------- -------------- ------------ ---------- -------- ------------

Balance at March 31, 2003             $ 34,250 $ 151,627 $ 630,649,247  $(425,550,317) $105,497,116 $2,564,729 $(2,789) $313,343,863
                                      ======== ========= =============  ============== ============ ========== ======== ============


The accompanying notes are an integral part of these consolidated financial statements.

                              CRIIMI MAE INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                                  For the three months ended March 31,
                                                                                        2003                2002
                                                                                  -----------------    ----------------
Cash flows from operating activities:
    Net income (loss) before dividends accrued or paid on preferred shares             $ 6,088,600         $ (3,892,791)
    Adjustments to reconcile net income (loss) before dividends accrued or paid on preferred shares to net cash provided by operating activities:
       Gain on extinguishment of debt (non-cash portion)                                (7,787,370)                   -
       Amortization of discount and deferred financing costs on debt                     2,591,408            1,414,996
       Accrual of extension fees related to Exit Debt                                      336,921            1,075,455
       Depreciation and other amortization                                                 173,290              239,976
       Discount amortization on mortgage assets, net                                    (2,627,940)          (2,699,837)
       Net (gains) losses on mortgage security dispositions                               (188,210)             109,819
       Equity in earnings from investments                                                (128,268)            (114,304)
       Servicing amortization, depreciation and impairment                                 333,262              507,879
       Hedging expense                                                                     352,322               89,758
       Accelerated vesting of stock options at recapitalization                            547,600                    -
       Amortization of deferred compensation                                                16,732               59,957
       Cumulative effect of adoption of SFAS 142                                                 -            9,766,502
       Changes in assets and liabilities:
          Decrease in restricted cash and cash equivalents                               7,961,575           30,208,370
          Decrease (increase) in receivables and other assets                              318,508             (755,376)
          Decrease in payables and accrued expenses                                     (1,598,125)          (3,576,460)
          Decrease (increase) in servicing other assets                                    521,399           (1,002,625)
          Decrease (increase) in servicing liabilities                                    (135,145)           1,568,454
       Sales of other MBS, net                                                           1,768,874               18,247
                                                                                    ---------------     ----------------
       Net cash provided by operating activities                                         8,545,433           33,018,020
                                                                                    ---------------     ----------------
Cash flows from investing activities:
    Proceeds from mortgage security prepayments and dispositions                        47,942,601           17,802,007
    Distributions received from AIM Limited Partnerships                                   831,905            1,052,526
    Receipt of principal payments from insured mortgage securities                         817,880            1,010,716
    Cash received in excess of income recognized on subordinated CMBS                    3,025,442              644,609
    Proceeds from sale of servicing rights by CMSLP                                              -            8,230,561
    Sales of investment-grade CMBS by CMSLP                                              3,316,508                    -
                                                                                    ---------------     ----------------
       Net cash provided by investing activities                                        55,934,336           28,740,419
                                                                                    ---------------     ----------------
Cash flows from financing activities:
    Principal payments on securitized mortgage debt obligations                        (41,971,272)         (18,248,457)
    Principal payments on Exit Debt                                                   (375,952,338)          (9,558,143)
    Principal payments on secured borrowings and other debt obligations                    (28,473)             (26,619)
    Proceeds from issuance of debt                                                     330,000,000                    -
    Payment of debt issuance costs                                                      (5,910,786)                   -
    Payment of dividends on preferred shares                                            (1,826,059)                   -
    Proceeds from the issuance of common stock, net                                     13,480,841                    -
    Redemption of Series E Preferred Stock, including accrued dividends                          -          (18,733,912)
                                                                                    ---------------     ----------------
       Net cash used in financing activities                                           (82,208,087)         (46,567,131)
                                                                                    ---------------     ----------------
Net (decrease) increase in other cash and cash equivalents                             (17,728,318)          15,191,308
Cash and cash equivalents, beginning of period (1)                                      29,251,348           17,298,873
                                                                                    ---------------     ----------------
Cash and cash equivalents, end of period (1)                                          $ 11,523,030         $ 32,490,181
                                                                                    ===============     ================



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

     Our core holdings are subordinated CMBS backed by pools of commercial mortgage loans on hotel, multifamily, retail and other commercial real estate. We also own directly and indirectly government-insured mortgage backed securities and a limited number of high-yield mezzanine commercial real estate mortgage loans (mezzanine loans). We also are a trader in CMBS and residential mortgage-backed securities.

January 2003 Recapitalization

     On January 23, 2003, we completed a recapitalization of the secured debt incurred upon our emergence from Chapter 11 in April 2001 (the Exit Debt). This recapitalization was funded with approximately $344 million in proceeds from debt and equity financings and a portion of our available cash and liquid assets. The recapitalization included:

o BREF Equity and Secured Debt. - We issued approximately $14 million in common equity and $30 million in secured subordinated debt to Brascan Real Estate Finance Fund I L.P. (BREF), a private asset management fund established by Brascan Corporation and a New York-based management team. We refer to the secured subordinated debt as the BREF Debt.

o Bear Stearns Secured Financing. - We received $300 million in secured financing in the form of a repurchase transaction from a unit of Bear, Stearns & Co., Inc. (Bear Stearns). We refer to the secured financing as the Bear Stearns Debt.

o New Leadership. - Additions to management, including Barry S. Blattman as Chairman of the Board, Chief Executive Officer and President.
         Mr. Blattman has more than 15 years of experience in commercial real estate finance, which included overseeing the real estate debt group at Merrill Lynch from 1996 to 2001. Mr. Blattman is also the managing member of Brascan Real Estate Financial Partners LLC, which owns 100% of the general partner of BREF.

     See Notes 6 and 9 for a further discussion of the debt and equity financings.

Other

     We were incorporated in Delaware in 1989 under the name CRI Insured Mortgage Association, Inc. In July 1993, we changed our name to CRIIMI MAE Inc. and reincorporated in Maryland. In June 1995, certain mortgage businesses affiliated with C.R.I., Inc. (CRI) were merged into CRIIMI MAE Inc. (the Merger). We are not a government sponsored entity or in any way affiliated with the United States government or any United States government agency.

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

     We and two of our subsidiaries incorporated in 2001 jointly elected to treat such two subsidiaries as taxable REIT subsidiaries (TRS) effective January 1, 2001. The TRSs allow us to earn non-qualifying REIT income while maintaining our REIT status. These two subsidiaries hold all of the partnership interests of CMSLP.

     Net Operating Loss for Tax Purposes/Trader Election. For tax purposes we have elected to be classified as a trader in securities. We trade in both short and longer duration fixed income securities, including CMBS and residential mortgage-backed securities (such securities traded and all other securities of the type described constituting the "Trading Assets" to the extent owned by us or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary). Such Trading Assets are classified as Subordinated CMBS and Other MBS on our balance sheet.

     As a result of our election in 2000 to be taxed as a trader, we recognized a mark-to-market tax loss on our Trading Assets on January 1, 2000 of approximately $478 million (the January 2000 Loss). Such loss is being recognized evenly for tax purposes over four years beginning with the year 2000 and ending in 2003. We expect such loss to be ordinary, which allows us to offset our ordinary income.

     We generated a net operating loss (or NOL) for tax purposes of approximately $83.6 million during the year ended December 31, 2002. As such, our taxable income was reduced to zero and, accordingly, our REIT distribution requirement was eliminated for 2002. As of December 31, 2002, our accumulated and unused net operating loss (or NOL) was $223.8 million. Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back because we are a REIT.

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

"5% shareholders" increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of the company's capital stock. If an "ownership change" occurs under Section 382 of the Internal Revenue Code, our prospective use of our accumulated and unused NOL and the remaining January 2000 Loss of a combined total amount of approximately $337.9 million as of March 31, 2003 will be limited.

     We do not believe the BREF investment in our common stock and warrant to purchase common stock has created an "ownership change" under Section 382. In addition, we are not aware of any other acquisition or potential acquisition of shares of our capital stock that has created or will create an "ownership change" under Section 382. We have adopted a shareholder rights plan and amended our charter to minimize the chance of an ownership change within the meaning of
Section 382 of the Internal Revenue Code; however there can be no assurance that an ownership change will not occur.

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

     To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement). According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests. In accordance with current SEC staff interpretations, we believe that all of our subordinated CMBS constitute Other Real Estate Interests and that certain of our subordinated CMBS also constitute Qualifying Interests. On certain of our subordinated CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related subordinated CMBS constitute Qualifying Interests. As of March 31, 2003, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Our consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (or GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of March 31, 2003 and December 31, 2002 (audited), the consolidated results of operations for the three months ended March 31, 2003 and 2002, and the consolidated cash flows for the three months ended March 31, 2003 and 2002. The accompanying consolidated financial statements include the financial results of CRIIMI MAE and all of our majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     These consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Reclassifications

     Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Income Recognition and Carrying Basis

     Subordinated CMBS and Other Mortgage-Backed Securities

     We recognize income on our subordinated CMBS in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Under EITF 99-20, we calculate a revised yield based on the current amortized cost of the investment and the revised future cash flows when there has been a change in estimated future cash flows from the cash flows previously projected (due to credit losses and/or prepayment speeds). This revised yield is applied prospectively to recognize interest income. We classify our subordinated CMBS as available for sale and carry them at fair market value where temporary changes in fair value are recorded as a component of shareholders' equity.

     Interest income on other mortgage-backed securities (or Other MBS) consists of amortization of the discount or premium on primarily investment-grade securities, plus the stated investment interest payments received or accrued on Other MBS. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the investment using the effective interest method. The effective interest method provides a constant yield of income over the term of the investment. Our Other MBS are classified as "available for sale." As a result, we carry these securities at fair value where changes in fair value are recorded as a component of shareholders' equity. Upon the sale of such securities, any gain or loss is recognized in the income statement.

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

     Insured mortgage securities income consists of amortization of the discount or premium plus the stated mortgage interest payments received or accrued. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage security.

     Our insured mortgage securities are classified as "available for sale." As a result, we carry our insured mortgage securities at fair value where changes in fair value are recorded as a component of shareholders' equity.

Impairment

     Subordinated CMBS and Other MBS

     We assess each subordinated CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: (1) our revised projected cash flows related to the subordinated CMBS and the subordinated CMBS's current cost basis result in a decrease in the yield compared to what was previously used to recognize income, or (2) fair value has been below amortized cost for a significant period of time and we conclude that we no longer have the ability or intent to hold the security for the period that fair value is expected to be below amortized cost through the period of time we expect the value to recover to amortized cost. This decrease in yield would be primarily a result of the credit quality of the security declining and a determination that the current estimate of expected future credit losses exceeds credit losses as originally projected or that expected credit losses will occur sooner than originally projected. The amount of impairment loss is measured by comparing the fair value, based on available market information and management's estimates, of the subordinated CMBS to its current amortized cost basis; the difference is recognized as a loss in the income statement. We assess current economic events and conditions that impact the value of our subordinated CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred. We did not recognize any impairment losses on our subordinated CMBS during the three months ended March 31, 2003 and 2002.

     We assess each Other MBS for other than temporary impairment when the fair market value of the security declines below the respective amortized cost and we conclude that we no longer have the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of the security to its current cost basis; the difference is recognized as a loss in the income statement. We did not recognize any impairment losses on our Other MBS during the three months ended March 31, 2003 and 2002.

     Insured Mortgage Securities

     We assess each insured mortgage security for other than temporary impairment when the fair market value of the asset declines below amortized cost for a significant period of time and we conclude that we no longer have the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of an insured mortgage security to its current amortized cost basis, with the difference recognized as a loss in the income statement. We did not recognize any impairment on our insured mortgage securities during the three months ended March 31, 2003 and 2002.

Consolidated Statements of Cash Flows

     The following is the supplemental cash flow information:

                                               Three months ended March 31,
                                                 2003                2002
                                             -------------       ------------
Cash paid for interest                        $21,182,743         $16,734,694
Non-cash investing and financing activities:
     Restricted stock issued                           --             129,675

Comprehensive Income

     The following table presents comprehensive income for the three months ended March 31, 2003 and 2002:

                                               Three months ended March 31,
                                                2003                2002
                                           --------------     ---------------
Net income (loss) before dividends
  accrued or paid on preferred shares       $  6,088,600       $ (3,892,791)
Adjustment to unrealized
  gains/losses on mortgage assets              3,026,973          1,119,093
Adjustment to unrealized losses on
  interest rate caps                             348,086             70,581
                                           --------------    ---------------
Comprehensive income (loss)                 $  9,463,659       $ (2,703,117)
                                           ==============    ===============

     The following table summarizes our accumulated other comprehensive income:

                                             March 31,        December 31,
                                               2003               2002
                                           --------------    ---------------
Unrealized gains on mortgage assets        $ 106,136,795      $ 103,109,822
Unrealized losses on interest rate caps         (639,679)          (987,765)
                                           --------------    ---------------
Accumulated other comprehensive income     $ 105,497,116      $ 102,122,057
                                           ==============    ===============

Stock-Based Compensation

     We account for our stock-based compensation arrangements in accordance with the intrinsic value method as defined by Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees". Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was effective January 1, 2003 for us, requires certain disclosures related to our stock-based compensation arrangements. The following table presents the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to our stock-based compensation:

                                                Three months ended March 31,
                                                 2003               2002
                                             -------------     --------------
Net income (loss) to common shareholders       $4,262,541 (1)  $ (6,827,981) (1)
Less:  Stock-based compensation expense
 determined under the fair value based
 method for all awards                           (232,201)         (144,553)
                                              ------------     -------------
Pro forma net income (loss) to common
 shareholders                                 $ 4,030,340      $ (6,972,534)
                                              ============     =============
Earnings per share:
 Basic - as reported                                $0.28            $(0.52)
                                              ============     =============
 Basic - pro forma                                  $0.27            $(0.53)
                                              ============     =============
 Diluted - as reported                              $0.28            $(0.52)
                                              ============     =============
 Diluted - pro forma                                $0.26            $(0.53)
                                              ============     =============

(1) Includes approximately $564,000 and $60,000 of stock-based compensation expense during the three months ended March 31, 2003 and 2002, respectively.

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. As discussed in Note 13, we expect to recognize approximately $180,000 of restructuring expenses in the second quarter of 2003 as a result of CMSLP's restructuring of its property servicing group.

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

3.       FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                     As of March 31, 2003                As of December 31, 2002
                                                Amortized Cost       Fair Value       Amortized Cost      Fair Value
                                                ---------------     -------------     ---------------     ------------
ASSETS:
Subordinated CMBS and Other MBS (1)              $ 475,919,237     $ 539,715,818      $ 478,879,460       $540,755,663
CMBS pledged to secure Securitized Mortgage
   Obligation - CMBS                               287,849,020       327,731,737        287,039,586        326,472,580
Insured mortgage securities                        225,360,000       227,711,402        273,655,357        275,340,234
Interest rate protection agreements                    639,722                41            992,043              4,277
Servicing other assets                         See footnote (2)  See footnote (2)   See footnote (2)   See footnote (2)
Servicing cash and cash equivalents                  2,620,270         2,620,270         12,582,053         12,582,053
Other cash and cash equivalents                      8,902,760         8,902,760         16,669,295         16,669,295
Restricted cash and cash equivalents                        --                --          7,961,575          7,961,575

LIABILITIES:
BREF senior subordinated secured note               30,000,000        30,000,000                  -                  -
Bear Stearns variable rate secured debt            300,000,000       300,000,000                  -                  -
Exit variable-rate secured borrowing                        --                --        214,672,536        214,672,536
Series A senior secured notes                               --                --         92,788,479         92,788,479 (3)
Series B senior secured notes                               --                --         68,491,323         68,491,323 (3)
Securitized mortgage obligations:
   Collateralized bond obligations-CMBS            286,637,506       327,731,737        285,844,933        326,472,580
   Collateralized mortgage obligations-insured
    mortgage securities                            211,943,244       222,355,967        252,980,104        266,366,729
Mortgage Payable                                     7,242,449         7,368,224          7,214,189          7,341,397


(1) Includes approximately $3.5 million of amortized cost and fair value related to Other MBS as of March 31, 2003 and approximately $5.3 million of amortized cost and $5.2 million of fair value as of December 31, 2002.

(2) CMSLP owned subordinated CMBS and interest-only strips with an aggregate amortized cost basis of approximately $1.8 million and $1.9 million and a fair value of approximately $1.9 million and $2.1 million as of March 31, 2003 and December 31, 2002, respectively. Additionally, CMSLP owned investment-grade CMBS with an aggregate cost basis and fair value of approximately $3.3 million as of December 31, 2002. The investment-grade CMBS were sold in January 2003.

(3) Since these notes were redeemed in January 2003 at face value, we have disclosed the face value as the fair value as of December 31, 2002.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CMBS and Other MBS

     Our determination of fair values for our CMBS portfolio is a subjective process. The process begins with the compilation and evaluation of pricing information (such as nominal spreads to U.S. Treasury securities or nominal yields) that, in our view, is commensurate with the market's perception of value and risk of comparable assets. We use a variety of sources to compile such pricing information including: (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS or to the CMBS (or collateral) underlying our CMBS issued in connection with CRIIMI MAE Trust I
Series 1996-C1 (or CBO-1) and CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2)), (ii) communications with dealers and active CMBS investors regarding the pricing and valuation of comparable securities, (iii)
institutionally available research reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market's perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of underlying commercial mortgage loans. We make further fair value adjustments to such pricing information based on our specific knowledge of our CMBS and the impact of relevant events (such as our recent recapitalization and the value of competing offers), which is then used to determine the fair value of our CMBS using a discounted cash flow approach. Expected future gross cash flows are discounted at market yields for our rated CMBS, depending on the rating, and at a fixed discount rate for our unrated/issuer's equity. Furthermore, the fair value for those CMBS incurring principal losses and interest shortfalls (i.e., CBO-2 B-and CCC rated bonds, and our unrated/issuer's equity) based on our overall expected loss estimate are valued at a loss adjusted yield to maturity that, in our view, is commensurate with the market's perception of value and risk of comparable securities, using the same discounted cash flow approach. Such anticipated principal losses and interest shortfalls have been taken into consideration in the calculation of fair values and yields to maturity used to recognize interest income as of March 31, 2003. Since we calculated the estimated fair value of our CMBS portfolio as of March 31, 2003 and December 31, 2002, we have disclosed the range of discount rates by rating category used in determining the fair values as of March 31, 2003 in Note 4.

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

Insured Mortgage Securities

     We calculated the estimated fair market value of the insured mortgage securities portfolio as of March 31, 2003 and December 31, 2002, using a discounted cash flow methodology. The cash flows were discounted using a discount rate and other assumptions that, in our view, was commensurate with the market's perception of risk and value. We used a variety of sources to determine the discount rate including (i) institutionally available research reports and
(ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities.

Servicing, Restricted and Other Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of these instruments.

Obligations Under Financing Facilities

     The fair values of the securitized mortgage obligations as of March 31, 2003 and December 31, 2002 were calculated using a discounted cash flow methodology similar to that discussed for CMBS and Other MBS above. The carrying amount of the Bear Stearns Debt (and at December 31, 2002, the Exit Variable-Rate Secured Borrowing) approximates fair value because the current rate on the debt resets monthly based on market rates. The fair value of the BREF Debt is the same as the face value since the debt was recently issued in January 2003 and we have determined that there has not been a material change in related credit spreads. The fair value of the mortgage payable is estimated based on current market interest rates of commercial mortgage debt. As of December 31, 2002, the fair values of the Series A and Series B Senior Secured Notes are the same as the face values since the notes were redeemed in January 2003.

Interest Rate Caps

     The fair values of our interest rate caps, which are used to hedge our variable rate debt, are the estimated amounts that we would receive to terminate the caps as of March 31, 2003 and December 31, 2002, taking into account current interest rates and the current creditworthiness of the counterparties. The amounts were determined based on quotes received from the counterparties to the agreements.

4.       CMBS

     As of March 31, 2003, we owned, in accordance with GAAP, CMBS (excluding Other MBS) with an aggregate face amount of approximately $1.5 billion rated from A+ to CCC and unrated. Such CMBS had an aggregate fair value of approximately $864 million (representing approximately 74% of our total consolidated assets) and an aggregate amortized cost of approximately $760 million. Such CMBS represent investments in securities issued in connection with CBO-1, CBO-2 and Nomura Asset Securities Corporation Series 1998-D6 (or Nomura). The following is a summary of the ratings of our CMBS as of March 31, 2003 (in millions):

         Rating                             Fair Value                          % of CMBS
         ------                             ----------                          ---------
         A+, BBB+ or BBB (a)                   $327.7                             38%
         BB+, BB or BB-                        $340.8                             39%
         B+, B, B- or CCC                      $176.2                             21%
         Unrated                                $19.3                              2%


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

     As of March 31, 2003, the weighted average interest rate and the loss adjusted weighted average life (based on face amount) of the investment grade securities was 7.0% and 8.4 years, respectively. The weighted average interest rate and the loss adjusted weighted average life (based on face amount) of the BB+ through unrated CMBS securities, sometimes referred to as the retained portfolio, were 5.3% and 10.0 years, respectively. The aggregate investment by the rating of the CMBS is as follows:

                                                                             Discount Rate
                                                                              or Range of
                                        Weighted      Loss                    Discount Rates
                          Face Amount    Average    Adjusted   Fair Value        Used to     Amortized Cost   Amortized Cost
                             as of     Pass-Through  Weighted      as of         Calculate     as of 3/31/03   as of 12/31/02
Security Rating           3/31/03 (in   Rate as of    Average   3/31/03 (in      Fair Value    (in millions)   (in millions)
                           millions)    3/31/03     Life (1)   millions)      as of 3/31/03                       (5)
------------------------------------------------------------------------------------------------------------------------------
Investment Grade Portfolio
--------------------------
A+ (4)                     $   62.6      7.0%      3 years     $    66.0          5.1%         $  59.6          $ 59.4

BBB+ (4)                      150.6      7.0%      9 years         151.2          7.0%           132.6           132.3

BBB (4)                       115.2      7.0%     10 years         110.5          7.7%            95.6            95.3

Retained Portfolio
------------------
BB+                           319.0      7.0%     11 years         260.9    9.8%-10.2%           224.0           223.0

BB                             70.9      7.0%     13 years          54.5         10.8%            47.0            46.8

BB-                            35.5      7.0%     14 years          25.4         11.6%            20.9            20.8

B+                             88.6      7.0%     14 years          50.8         14.9%            46.3            46.0

B                             177.2      7.0%     17 years          94.9   15.5%-15.7%            85.4            85.1

B- (2)                        118.3      7.1%     22 years          27.3   16.0%-20.0% (8)        27.1            28.1

CCC (2)                        70.9      2.4%      2 years           3.2        (9)                3.0             3.8

Unrated/Issuer's
Equity (2) (3)                324.4      1.8%    0.4 years          19.3        (9)               18.7            20.0
                         ----------                             --------                      --------        --------
Total (7)                 $ 1,533.2      5.7%     10 years      $  864.0 (7)                  $  760.2 (6)     $ 760.6
                         ==========                             ========                      ========        ========


(1) The loss adjusted weighted average life represents the weighted average expected life of the CMBS based on our current estimate of future losses. As of March 31, 2003, the fair values of the B-, CCC and the unrated/issuer's equity in Nomura, CBO-1, and CBO-2 were derived solely from interest cash flow anticipated to be received since our current loss expectation assumes that the full principal amount of these securities will not be recovered. See also "Advance Limitations, Appraisal Reductions and Losses on CMBS" below.

(2) The CBO-1, CBO-2 and Nomura CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our subordinated CMBS. Such interest shortfalls will continue to accumulate until they (i) are repaid through excess interest and/or recoveries on the underlying CMBS or (ii) are realized as a loss of principal on the subordinated CMBS. Based on our overall expected loss estimate, the CBO-2 subordinated CMBS rated B- and CCC and the Nomura unrated CMBS are expected to incur approximately $55.4 million, $4.6 million, and $1.9 million, respectively, of losses directly attributable to accumulated and unpaid interest shortfalls over their expected lives. Such anticipated losses and shortfalls have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of March 31, 2003.

(3) The unrated subordinated CMBS from CBO-2 currently does not have a stated coupon rate since this security is only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority. As a result, effective coupon rates on these securities are highly sensitive to the effective coupon rates and monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-2.

(4) In connection with CBO-2, $62.6 million (originally A rated, currently A+ rated) and $60.0 million (originally BBB rated, currently BBB+ rated) face amount of investment grade CMBS were sold with call options and $345 million (originally A rated, currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, we initially retained $90.6 million (originally BBB rated, currently BBB+ rated) and $115.2 million (originally BBB- rated, currently BBB rated) face amount of CMBS, both with call options, with the intention to sell these CMBS at a later date. Such sale occurred March 5, 1999. Since we retained call options on certain sold CMBS (currently rated A+, BBB+ and BBB bonds), we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 125, and thus these CMBS are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, we have retained these CMBS with call options, from which we currently receive no cash flows, and reflected them in our subordinated CMBS on the balance sheet.

(5) Amortized cost reflects approximately $248.4 million of cumulative impairment charges related to certain CMBS (all bonds except those rated A+ and BBB+), which were recognized through December 31, 2002.

(6) See Notes 1 and 8 to Notes to Consolidated Financial Statements for information regarding the subordinated CMBS for tax purposes.

(7) As of March 31, 2003, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $18.7 million, $839.8 million and $5.5 million, respectively.

(8) The discount rate is applied to gross scheduled cash flows as opposed to loss adjusted cash flows for purposes of calculating fair values.

(9) As a result of the estimated loss of principal on these CMBS, we have used a significantly higher discount rate to determine a reasonable fair value of these CMBS. The weighted average loss adjusted yield-to-maturity of the CCC and unrated/issuer's equity is 5.8% and 8.6%, respectively.

     Mortgage Loan Pool

     Through CMSLP, our servicing subsidiary, we perform servicing functions on commercial mortgage loans totaling $16.9 billion and $17.4 billion as of March 31, 2003 and December 31, 2002, respectively. The mortgage loans underlying our subordinated CMBS portfolio are secured by properties of the types and in the geographic locations identified below:

                      03/31/03          12/31/02                                           03/31/03          12/31/02
Property Type      Percentage(i)      Percentage(i)         Geographic Location(ii)      Percentage(i)      Percentage(i)
-------------      -------------      -------------         -----------------------      -------------      -------------
Retail.........          31%                31%             California...............        16%                17%
Multifamily....          28%                28%             Texas....................        12%                12%
Hotel..........          16%                15%             Florida..................         8%                 8%
Office.........          14%                13%             Pennsylvania.............         5%                 5%
Other (iv).....          11%                13%             Georgia..................         4%                 4%
                        ----          ---------             Other(iii)...............        55%                54%
    Total......         100%   .           100%                                             ----           --------
                        ====          =========                 Total................       100%               100%
                                                                                            ====           ========

(i) Based on a percentage of the total unpaid principal balance of the underlying loans.
(ii)    No significant concentration by region.
(iii)   No other individual state makes up more than 5% of the total.
(iv) Our ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes subordinated CMBS in which our exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the Subordinated Healthcare/Senior-Housing CMBS). These other CMBS are not owned by us and are subordinate to our CMBS in this transaction. As a result, our investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the Subordinated Healthcare/Senior-Housing CMBS. We currently estimate that the interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans will exceed the Subordinated Healthcare/Senior Housing CMBS.

     Specially Serviced Mortgage Loans

     CMSLP performs special servicing on the loans underlying our subordinated CMBS portfolio. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. We believe that because we own the first loss unrated or lowest rated bond of virtually all of the CMBS transactions related to our subordinated CMBS, CMSLP has an incentive to efficiently and effectively resolve any loan workouts. As of March 31, 2003 and December 31, 2002, specially serviced mortgage loans included in the commercial mortgage loans described above were as follows:


                                                                 03/31/03                  12/31/02
                                                                 --------                 -----------
Specially serviced loans due to monetary default (a)         $  941.3 million            $ 736.1 million
Specially serviced loans due to covenant default/other          212.7 million               74.7 million
                                                             ----------------           ----------------
Total specially serviced loans (b)                           $1,154.0 million            $ 810.8 million
                                                             ================           ================
Percentage of total mortgage loans (b)                            6.8%                       4.7%
                                                             ================           ================


(a) Includes $156.3 million and $130.5 million, respectively, of real estate owned by the underlying securitization trusts. See also the table below regarding property type concentrations for further information on real estate owned by underlying trusts.
(b) As of April 30, 2003, total specially serviced loans were approximately $1.1 billion, or 6.3% of the total mortgage loans. See discussion below for additional information regarding specially serviced loans.

     The specially serviced mortgage loans as of March 31, 2003 were secured by properties of the types and located in the states identified below:

Property Type      $ (in millions)    Percentage          Geographic Location     $ (in millions)         Percentage
-------------      ---------------    ----------          -------------------     ---------------         ----------
Hotel..........      $  767.5  (1)        66%             Florida.............      $   154.6                 13%
Retail.........         230.9  (2)        20%             Texas...............          115.2                 10%
Office.........          53.6              5%             Oregon...............          96.0                  8%
Multifamily....          46.3              4%             California...........          82.1                  7%
Healthcare.....          31.6              3%             Georgia .............          57.9                  5%
Industrial.....          14.5              1%             Massachusetts........          54.5                  5%
Other..........           9.6              1%             Other................         593.7                 52%
                    ----------         --------                                    ----------           -----------
    Total......      $1,154.0            100%                Total.............      $1,154.0                100%
                    ==========         ========                                    ==========           ===========

(1) Approximately $106.3 million of these loans in special servicing are real estate owned by the underlying securitization trusts.
(2) Approximately $32.6 million of these loans in special servicing are real estate owned by the underlying securitization trusts.

     As reflected above, as of March 31, 2003, approximately $767.5 million, or 66%, of the specially serviced mortgage loans were secured by mortgages on hotel properties. The hotel properties that secure the mortgage loans underlying our subordinated CMBS are geographically diverse, with a mix of hotel property types and franchise affiliations. The following table summarizes the hotel mortgage loans underlying our subordinated CMBS as of March 31, 2003:

                                     Total Outstanding      Percentage of          Amount in
                                     Principal Balance    Total Hotel Loans     Special Servicing
                                     ------------------   -----------------     -----------------
Full service hotels (1)               $ 1.4 billion              54%            $ 279.8 million
Limited service hotels (2)              1.2 billion              46%              487.7 million
                                      -----------------   -----------------     -----------------
    Totals                            $ 2.6 billion             100%            $ 767.5 million
                                      =================   =================     =================

(1) Full service hotels are generally mid-price, upscale or luxury hotels with restaurant and lounge facilities and other amenities.
(2) Limited service hotels are generally hotels with room-only operations or hotels that offer a bedroom and bathroom, but limited other amenities, and are often in the budget or economy group.

     Of the $767.5  million of hotel loans in special  servicing as of March 31,
2003,   approximately   $528.9  million,  or  69%,  relate  to  seven  borrowing
relationships more fully described as follows:

o Sixteen loans and eight real estate owned properties with scheduled principal balances totaling approximately $91.2 million spread across four CMBS transactions secured by hotel properties throughout the U.S. As of March 31, 2003, our total exposure, including advances, on these
         loans was approximately $95.3 million.   In one of these CMBS
         transactions, which contains 10 loans with scheduled principal balances totaling $38.2 million, we hold only a 25% ownership interest in the non-rated class. In the other three CMBS transactions, we hold a 100% ownership interest in the non-rated class. The loans were transferred into special servicing in December 2001 due to the bankruptcy filing of each special purpose borrowing entity and their parent company. Since the bankruptcy filing, as part of a consensual plan, eight properties with scheduled principal balances totaling $26.2 million have become real estate owned by the underlying securitization trusts and sixteen loans with scheduled principal balances totaling $65.0 million were granted maturity date extensions, were returned to performing status, and were transferred out of special servicing in April 2003.

o Twenty-seven loans with scheduled principal balances as of March 31, 2003 totaling approximately $136.9 million spread across three CMBS transactions secured by hotel properties in the west and Pacific northwest states. As of March 31, 2003, our total exposure, including advances, on these loans was approximately $166.6 million. The borrower filed for bankruptcy protection in October 2001. The borrower indicated that the properties had experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks. We entered into a consensual settlement agreement dated February 25, 2003 pursuant to which the loan terms will be amended and modified, which was subsequently approved and confirmed by the bankruptcy court on March 28, 2003. In addition, subsequent to March 31, 2003, the borrower sold one of the properties that secured these loans. Application of the net sales proceeds for that property has reduced the total exposure by approximately $800,000. In addition, the borrower has remitted approximately $1.5 million in funds from debtor in possession accounts, which has been applied to arrearages. The parties are currently proceeding toward closing a comprehensive loan modification that should return the loans to performing status in the near future.

o Five loans with scheduled principal balances totaling approximately $45.5 million secured by hotel properties in Florida and Texas. As of March 31, 2003, our total exposure, including advances, on these loans was approximately $49.6 million. The loans are past due for the July 2002 and all subsequent payments. We have reached a preliminary agreement with the borrower on a consensual modification of the loan terms, and are working toward a formal modification agreement that is expected to return the loans to performing status in 2003.

o Nine loans with scheduled principal balances totaling approximately $19.0 million secured by limited service hotels in midwestern states. As of March 31, 2003, our total exposure, including advances, on these loans was approximately $21.4 million. The loans are past due for the April 2002 and all subsequent payments. The borrower cites reduced occupancy related to the recent downturn in travel as the cause for a drop in operating performance at the properties. We were attempting to negotiate a workout with the borrower when the borrower filed for bankruptcy protection in February 2003.

o One loan with a scheduled principal balance as of March 31, 2003 totaling approximately $80.7 million secured by 13 extended stay hotels located throughout the U.S. This loan was transferred to special servicing in January 2003 due to the borrower's request for forbearance and the resulting possibility of an imminent payment default. In its request, the borrower cited continuing reduced operating performance at its hotel properties, which it did not expect to improve in the foreseeable future. We entered into a short-term forbearance agreement with the borrower, and a consensual term sheet to restructure and modify the loan terms. We recently closed a loan modification agreement with the borrower that is expected to return the loan to performing status in the future.

o One loan with a scheduled principal balance as of March 31, 2003 totaling approximately $129.8 million, secured by 93 limited service hotels located in 29 states. The loan was transferred to special servicing in January 2003. The loan is current for payments, but was transferred to special servicing due to the unauthorized leasing of some of the collateral properties by the borrower, and unapproved franchise changes by the borrower, among other reasons. We have entered into a Confidentiality and Pre-Negotiation Agreement with this borrower in an attempt to reach a consensual resolution of this matter.

o One loan with a scheduled principal balance of approximately $25.8 million, secured by a hotel in Boston, MA. As of March 31, 2003, our total exposure, including advances, on this loan was approximately $26.0 million. This loan was transferred into special servicing in March 2003. The borrower has stated an inability to make payments, and has requested a loan restructure due to reduced operating performance at the property.

     For each of the borrowing relationships described in the paragraphs above, we believe that we have made an appropriate estimate of losses that we may incur in the future, which are used in determining our CMBS yields and fair values. There can be no assurance that the losses incurred in the future will not exceed our current estimates.

     The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2002 to March 31, 2003:

                                                         (in millions)
                                                          -------------
Specially Serviced Loans, December 31, 2002                   $ 810.8
   Transfers in due to monetary default                         239.7
   Transfers in due to covenant default and other               158.6
   Transfers out of special servicing                           (48.5)
   Loan amortization  (1)                                        (6.6)
                                                          -------------
Specially Serviced Loans, March 31, 2003                     $1,154.0
                                                          =============

(1) Represents the reduction of the scheduled principal balances due to advances made by the master servicers.

     For loans in special servicing, we are pursuing remedies available to us in order to maximize the recovery of the outstanding debt.

Advance Limitations, Appraisal Reductions and Losses on CMBS

     We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions. An appraisal reduction event generally results in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan. As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement. In general, the master servicer can advance up to a maximum of the difference between 90% of the property's appraised value and the sum of accumulated principal and interest advances and expenses. As an example, assuming a weighted average coupon of 6% on a first loss subordinated CMBS, a $1 million appraisal reduction would reduce our net cash flows by $60,000 on an annual basis. The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss on our subordinated CMBS than the calculated appraisal reduction amount. Appraisal reductions for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

(in thousands)                                             CBO-1       CBO-2       Nomura        Total
--------------                                             -----       ------      ------        -----
Year 2000                                                 $ 1,872     $18,871      $   --      $ 20,743
Year 2001                                                  15,599      31,962         874        48,435
Year 2002                                                   9,088      48,953      13,530        71,571
January 1, 2003 through March 31, 2003                      3,190      29,224       3,845        36,259
                                                          -------    --------     -------     ----------
Cumulative Appraisal Reductions through March 31, 2003    $29,749    $129,010     $18,249     $ 177,008
                                                          =======    ========     =======     ==========


     * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, when CMSLP obtains a third-party appraisal, it calculates one.

     As previously discussed, certain securities from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives. The following tables summarize the actual realized losses on our CMBS through March 31, 2003 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future losses through the life of the CMBS:

(in thousands)                                                 CBO 1         CBO 2         Nomura         Total
--------------                                                 -----         -----         ------         -----
Year 1999 actual realized losses                               $  738        $    --       $   --       $    738
Year 2000 actual realized losses                                3,201          1,087           --          4,288
Year 2001 actual realized losses                                  545          8,397          238          9,180
Year 2002 actual realized losses                               11,554         25,113          563         37,230
Actual realized losses, January 1 through March 31, 2003          465          6,693          662          7,820
                                                             --------       --------      -------       --------
Cumulative actual realized losses through March 31, 2003     $ 16,503       $ 41,290      $ 1,463       $ 59,256
                                                             ========       ========      =======       ========

Cumulative expected realized loss estimates (including
cumulative actual realized losses) through the year 2003     $ 70,448       $171,368      $ 7,239       $249,055
Expected loss estimates for the year 2004                      17,771         89,783       20,016        127,570
Expected loss estimates for the year 2005                      11,887         37,545        4,452         53,884
Expected loss estimates for the years 2006-2008                 5,268         32,684       10,257         48,209
Expected loss estimates for the years 2009-2011                 3,543          5,904        3,206         12,653
Expected loss estimates for the remaining life of CMBS          2,865          7,557        1,364         11,786
                                                             --------       --------      -------      ---------
Cumulative expected loss estimates (including cumulative
 actual realized losses) through life of CMBS                $111,782       $344,841      $46,534      $ 503,157
                                                             ========       ========      =======      =========


     Our overall expected loss estimate of $503 million through the life of our subordinated CMBS includes our estimate of total principal write-downs to our subordinated CMBS due to realized losses related to underlying mortgage loans, and is included in the calculation of the weighted average anticipated yield to maturity, as discussed below. There can be no assurance that our revised overall expected loss estimate of $503 million will not be exceeded as a result of additional or existing adverse events or circumstances. Such events or circumstances include, but are not limited to, the receipt of new or updated appraisals at lower than anticipated amounts, legal proceedings (including bankruptcy filings) involving borrowers, a continued weak economy or recession, continued hostilities in the Middle East or elsewhere, terrorism, unexpected delays in the disposition of specially serviced mortgage loans, additional defaults, or an unforeseen reduction in expected recoveries, any of which could result in additional future credit losses and/or further impairment to our subordinated CMBS, the effect of which could be materially adverse to us.

Yield to Maturity

     The following table summarizes yield-to-maturity information relating to our CMBS on an aggregate pool basis:

                                                           Current
                                      Anticipated        Anticipated
                                       Yield-to-          Yield-to-
                                       Maturity           Maturity
   Pool                              as of 1/1/02 (1)    as of 1/1/03 (1)
   ----                              ----------------    ----------------

CBO-2 CMBS                                12.1%              11.6%

CBO-1 CMBS                                14.3%              11.6%

Nomura CMBS                               28.7%               8.0%
                                         ------             ------
Weighted Average (2)                      12.4%              11.6%

(1) Represents the anticipated weighted average yield over the expected average life of the CMBS as of January 1, 2002 and January 1, 2003 based on our estimate of the timing and amount of future credit losses.

(2) GAAP requires that the income on CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in accounting income recognition which is greater than or less than cash received. During the three months ended March 31, 2003, we received cash of approximately $3.0 million in excess of income recognized on subordinated CMBS, partially offset by approximately $2.6 million of discount amortization due to the effective interest method. During the three months ended March 31, 2002, we recognized approximately $2.7 million of discount amortization, partially offset by approximately $645,000 of cash received in excess of income recognized on subordinated CMBS due to the effective interest method.

Sensitivity of Fair Value to Changes in the Discount Rate

     The required rate of return used to determine the fair value of our CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium. These variables are combined to determine a total rate that, when used to discount the CMBS's assumed stream of future cash flows, results in a net present value of such cash flows. The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market's perception of the issuers and the credit fundamentals of the commercial real estate underlying each pool of commercial mortgage loans. For purposes of this disclosure, we assumed that the discount rate used to determine the fair value of our CMBS increased by 100 basis points and 200 basis points. The increase in the discount rate by 100 and 200 basis points, respectively, would result in a corresponding decline in the value of our aggregate CMBS by approximately $49.4 million (or 5.7%) and $94.8 million (or 11.0%), respectively, and our subordinated CMBS by approximately $31.6 million (or 5.9%) and $60.6 million (or 11.3%), respectively.

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

5.       INSURED MORTGAGE SECURITIES

     We own the following insured mortgage securities directly or indirectly through wholly owned subsidiaries:

                                                                      As of March 31, 2003
                                        Number of
                                        Mortgage                                          Weighted Average       Weighted Average
                                       Securities     Fair Value     Amortized Cost    Effective Interest Rate    Remaining Term
                                      -----------   -------------- ----------------- -------------------------   -----------------
CRIIMI MAE Financial Corporation           19       $  69,609,769      $ 68,733,111           8.44%                  25 years
CRIIMI MAE Financial Corporation II        24         120,912,450       119,855,916           7.21%                  23 years
CRIIMI MAE Financial Corporation III (3)   14          37,189,183        36,770,973           7.99%                  26 years
                                           --       -------------      ------------          ------                 ---------
                                           57 (1)    $227,711,402      $225,360,000           7.71% (2)              24 years (2)
                                           ==       =============      ============          ======                 =========

                                                                     As of December 31, 2002
                                        Number of
                                        Mortgage                                        Weighted Average         Weighted Average
                                       Securities     Fair Value     Amortized Cost    Effective Interest Rate    Remaining Term
                                      -----------   -------------- ----------------- --------------------------  ----------------
CRIIMI MAE                                  1        $  5,730,315      $  5,339,840           8.00%                  32 years
CRIIMI MAE Financial Corporation           22          77,454,269        76,653,272           8.40%                  25 years
CRIIMI MAE Financial Corporation II        28         145,576,318       145,395,708           7.19%                  23 years
CRIIMI MAE Financial Corporation III       16          46,579,332        46,266,537           7.92%                  27 years
                                           --        ------------      ------------          ------                 ---------
                                           67        $275,340,234      $273,655,357           7.67% (2)              25 years (2)
                                           ==        ============      ============          ======                 =========


(1) During the three months ended March 31, 2003, nine mortgage loans underlying our mortgage securities were prepaid. These prepayments generated net proceeds of approximately $42.0 million and resulted in a financial statement net loss of approximately $(169,000), which is included in net gains (losses) on mortgage security dispositions in the accompanying consolidated statement of income for the three months ended March 31, 2003. In addition, we sold the insured mortgage security that was owned by CRIIMI MAE for approximately $5.7 million, which resulted in a gain of approximately $357,000 during the three months ended March 31, 2003. Approximately 16.6% (based on amortized cost) of the insured mortgage loans either prepaid or were sold during the three months ended March 31, 2003.

(2) Weighted averages were computed using total face value of the mortgage securities. It is possible that some of the underlying mortgage loans may prepay due to the low current mortgage interest rates.

(3) As of February 2003, we have the option of prepaying the CRIIMI MAE Financial Corporation III debt since the current face value of the debt is less than 20% of the original face value.

6.   OBLIGATIONS UNDER FINANCING FACILITIES

     The following table summarizes our debt outstanding as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003.

                                                  As of and for the three months ended March 31, 2003
                                            ----------------------------------------------------------------
                                                                                                 Average
                                                              Effective Rate                    Effective    December 31, 2002
                                            Ending Balance    at Quarter End  Average Balance     Rate         Ending Balance
                                            --------------    --------------  ---------------   ---------    -----------------
Recourse to CRIIMI MAE:
----------------------
   Bear Stearns debt (1)                    $ 300,000,000          4.9%        $ 256,666,667         4.5%       $         --
   BREF debt (2)                               30,000,000         16.2%           25,333,333        16.6%                 --
   Exit variable-rate secured borrowing (3)            --           --            52,255,135         6.7%        214,672,536
   Series A senior secured notes (4)                   --           --            71,888,103        11.9%         92,788,479
   Series B senior secured notes (5)                   --           --            53,271,029        20.3%         68,491,323

Non-Recourse to CRIIMI MAE:
--------------------------
   Securitized mortgage obligations:
          CMBS (6)                            286,637,506          9.1%          286,241,220         9.1%        285,844,933
          Freddie Mac funding note (7)        114,652,691          7.6%          127,101,546         9.8%        139,550,402
          Fannie Mae funding note (8)          35,529,572          7.4%           40,215,992        10.5%         44,902,412
          CMO (9)                              61,760,981          7.5%           65,144,136         8.5%         68,527,290
   Mortgage payable (10)                        7,242,449         12.0%            7,225,311        12.0%          7,214,189
                                            -------------                      --------------                  -------------
            Total debt                      $ 835,823,199          7.5%        $ 985,342,472         8.9%      $ 921,991,564
                                            =============                      =============                   =============

(1) The effective interest rate reflects the amortization of deferred financing fees. During the three months ended March 31, 2003, we recognized $308,376 of interest expense related to the amortization of the deferred financing fees.

(2) The effective interest rate reflects the amortization of deferred financing fees. During the three months ended March 31, 2003, we recognized $76,099 of interest expense related to the amortization of the deferred financing fees.

(3) The effective interest rate during the three months ended March 31, 2003 reflects the accrual of estimated extension fees through January 23, 2003. During the three months ended March 31, 2003 and 2002, we recognized interest expense of $251,391 and $842,632 related to these estimated extension fees. This debt was repaid in full on January 23, 2003, and the cumulative accrued extension fees (from April 17, 2001 through January 23,
     2003) were reversed into income in gain on extinguishment of debt.

(4) The effective interest rate during the three months ended March 31, 2003 reflects the accrual of estimated extension fees through January 23, 2003. During the three months ended March 31, 2003 and 2002, we recognized interest expense of $33,664 and $64,560 related to these estimated extension fees. This debt was repaid in full on March 10, 2003, and the cumulative accrued extension fees (from April 17, 2001 through January 23,
     2003) were reversed into income in gain on extinguishment of debt.

(5) The effective interest rate during the three months ended March 31, 2003 reflects the accrual of estimated extension fees through January 23, 2003. During the three months ended March 31, 2003 and 2002, we recognized interest expense of $51,866 and $168,263 related to these estimated extension fees. This debt was repaid in full on March 10, 2003, and the cumulative accrued extension fees (from April 17, 2001 through January 23,
     2003) were reversed into income in gain on extinguishment of debt.

(6) As of March 31, 2003 and December 31, 2002, the face amount of the debt was $328,446,000 with unamortized discount of $41,808,494 and $42,601,067, respectively. During the three months ended March 31, 2003 and 2002, discount amortization of $792,573 and $618,100, respectively, was recorded as interest expense.

(7) As of March 31, 2003 and December 31, 2002, the face amount of the note was $117,580,033 and $143,066,791, respectively, with unamortized discount of $2,927,342 and $3,516,389, respectively. During the three months ended March 31, 2003 and 2002, discount amortization of $589,047 and $448,508, respectively, was recorded as interest expense. The average effective interest rate reflects approximately $557,000 of additional interest expense during the three months ended March 31, 2003 due to the mortgages underlying the insured mortgage securities prepaying at a faster rate than anticipated. Under the effective interest method of recognizing interest expense, the prepayments of the debt required an adjustment to cumulative interest expense related to the amortization of discount and deferred fees.

(8) As of March 31, 2003 and December 31, 2002, the face amount of the note was $36,200,707 and $45,749,641, respectively, with unamortized discount of $671,135 and $847,229, respectively. During the three months ended March 31, 2003 and 2002, discount amortization of $176,094 and $20,649, respectively, was recorded as interest expense. The average effective interest rate reflects approximately $247,000 of additional interest expense during the three months ended March 31, 2003 due to the mortgages underlying the insured mortgage securities prepaying at a faster rate than anticipated. Under the effective interest method of recognizing interest expense, the prepayments of the debt required an adjustment to cumulative interest expense related to the amortization of discount and deferred fees.

(9) As of March 31, 2003 and December 31, 2002, the face amount of the note was $63,046,537 and $69,982,117, respectively, with unamortized discount of $1,285,556 and $1,454,827, respectively. During the three months ended March 31, 2003 and 2002, discount amortization of $169,271 and $75,186, respectively, was recorded as interest expense. The average effective interest rate reflects approximately $166,000 of additional interest expense during the three months ended March 31, 2003 due to the mortgages underlying the insured mortgage securities prepaying at a faster rate than anticipated. Under the effective interest method of recognizing interest expense, the prepayments of the debt required an adjustment to cumulative interest expense related to the amortization of discount and deferred fees.

(10) As of March 31, 2003 and December 31, 2002, the unpaid principal balance of this mortgage payable was $8,695,423 and $8,723,895, respectively, and the unamortized discount was $1,452,974 and $1,509,707, respectively. The coupon rate on the mortgage payable is 7.34%. The effective interest rate on the mortgage payable is 12.00% as a result of the discount amortization. The discount is being amortized to interest expense through maturity in 2008. During the three months ended March 31, 2003 and 2002, discount amortization of $56,733 and $51,707, respectively, was recorded as interest expense.

Debt Incurred in Connection with January 2003 Recapitalization

     Bear Stearns Debt

     Bear Stearns provided $300 million in secured financing in the form of a repurchase transaction under the January 2003 recapitalization. The Bear Stearns Debt matures in 2006, bears interest at a rate equal to one-month LIBOR plus 3%, payable monthly, and requires quarterly principal payments of $1.25 million. The principal payments will increase to $1.875 million per quarter if a collateralized debt obligation transaction (or CDO) is not completed by January 23, 2004. The interest rate will increase by 1%, to one-month LIBOR plus 4%, if Bear Stearns structures a CDO that meets certain rating requirements and we decline to enter into such transaction. Although CRIIMI MAE Inc. (unconsolidated) is not a primary obligor of the Bear Stearns Debt, it has guaranteed all obligations under the debt. We paid a commitment fee of 0.5% of the Bear Stearns Debt to Bear Stearns. We also paid $250,000 of Bear Stearns' legal expenses.

     On the effective date of our January 2003 recapitalization, we effected an affiliate reorganization principally to indirectly secure the Bear Stearns Debt with the equity interests in CBO-1 and CBO-2. As a result of the affiliate reorganization, our REIT subsidiary (CBO REIT II), owns all bonds previously pledged to secure the Exit Debt and indirectly owns all of the equity interests in CBO-1 and CBO-2 (through its ownership of the two qualified REIT subsidiaries which hold the equity interests in CBO-1 and CBO-2).

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

     BREF Debt

     In connection with the January 2003 recapitalization, BREF purchased $30 million of our newly issued subordinated debt and, at our option, BREF will purchase up to an additional $10 million of subordinated debt prior to January 23, 2004. The BREF Debt matures on January 23, 2006 and bears interest at an annual rate of 15%. The interest on the BREF Debt is payable semi-annually and there are no principal payments until maturity. If we decide to sell the additional $10 million of subordinated debt to BREF, it will bear interest at an annual rate of 20% and mature on January 23, 2006. We have a right to defer two-thirds of the interest on the BREF Debt (and half on the additional $10 million, if sold to BREF) during its term. The BREF Debt is secured by first liens on the equity interests of two of our subsidiaries. Although this effectively provides BREF with an indirect lien on all of our subordinated CMBS that are held by three of our other lower-tier subsidiaries, Bear Stearns has first liens on the equity interests of these three lower tier subsidiaries and on certain of the subordinated CMBS held by one of these lower tier subsidiaries. Pursuant to an intercreditor agreement between BREF and Bear Stearns, our obligations under the BREF Debt are contractually subordinate to the prior payment in full of our obligations under the $300 million in secured financing provided by Bear Stearns. Such intercreditor agreement also provides for contractual restrictions on BREF's ability to realize upon its indirect interest in the Bear Stearns first lien collateral. We paid an origination fee of 0.67% to BREF related to the BREF Debt and an aggregate of $1 million for expenses in connection with the transactions. Pursuant to the Investment Agreement with BREF, we are also obligated to pay BREF a quarterly maintenance fee of $434,000 through January 2006.

Exit Debt

     The Exit Debt consisted of the Exit Variable-Rate Secured Borrowing, the Series A Senior Secured Notes and the Series B Senior Secured Notes. The annual interest rate on the Exit Variable-Rate Secured Borrowing, Series A Senior Secured Notes and Series B Senior Secured Notes was LIBOR plus 3.25%, 11.75% and 20%, respectively. The Exit Debt was repaid in full during the three months ended March 31, 2003.

Gain on Extinguishment of Exit Debt

     During the three months ended March 31, 2003, we reversed approximately $7.8 million of accrued extension fees related to the Exit Debt since the debt was repaid and the extension fees were no longer payable. This reversal is reflected as a gain on extinguishment of debt in our consolidated statement of income. This reversal was partially offset by approximately $403,000 of breakage fee paid to the lender of the Exit Variable-Rate Secured Borrowing and legal fees of approximately $47,000, resulting in a gain on extinguishment of debt of $7.4 million.

Other Debt Related Information

     Fluctuations in interest rates will continue to impact the value of our mortgage assets and could result in margin calls and impact the net interest margin through increased cost of funds on our variable rate debt. We have an interest rate cap to partially limit the adverse effects of rising interest rates on our variable rate debt. When the cap expires, we will have interest rate risk to the extent interest rates increase on our variable rate debt unless the cap is replaced with another hedge or other steps are taken to mitigate this risk. Furthermore, we have interest rate risk to the extent that the LIBOR interest rate increases between the current rate and the cap rate. See Note 7 for further discussion of the interest rate cap. As of March 31, 2003, our debt-to-equity ratio was approximately 2.7 to 1 and our non-match-funded debt-to-equity ratio was approximately 1.1 to 1.

     The following table lists the fair market value of the collateral related to our securitized mortgage obligations (in millions):

                                              Collateral Fair Value as of
Securitized Mortgage Obligations          March 31, 2003      December 31, 2002
--------------------------------          --------------      -----------------

CMBS                                           $ 328                $ 326
Freddie Mac Funding Note                         121                  146
Fannie Mae Funding Note                           37                   47
CMO                                               70                   77

7.       INTEREST RATE PROTECTION AGREEMENTS

     As of March 31, 2003, we have interest rate caps indexed to one-month LIBOR to partially limit the adverse effects of potential rising interest rates on our variable-rate debt. Interest rate caps provide protection to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, we will receive payments based on the difference between the index and the cap. One of our caps, with a notional amount of $165.5 million and a LIBOR cap of 5.25%, matured on April 2, 2003. At March 31, 2003, the remaining interest rate cap had the following terms:

Notional Amount           Effective Date        Maturity Date          Cap            Index
---------------           --------------        --------------         ----           -----
$  175,000,000 (1)        May 1, 2002           November 3, 2003       3.25% (3)      1 month LIBOR


(1) Our designated (as defined in SFAS No. 133) interest rate cap hedges approximately 58% of our variable-rate secured debt as of March 31, 2003.
(2)  One-month LIBOR was 1.30% at March 31, 2003.

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

     As a result of our trader election in early 2000, we recognized a mark-to-market tax loss of approximately $478 million on certain trading securities on January 1, 2000. The January 1, 2000 mark-to-market loss is expected to be recognized evenly over four years through 2003 for tax purposes (i.e., approximately $120 million per year) beginning with the year 2000.

     A summary of our year-to-date net operating loss as of March 31, 2003 is as follows:

                                                                                                   (in millions)
                                                                                                  -----------------
January 2000 Loss                                                                                      $ 478.2
LESS:   Amounts recognized in 2002, 2001 and 2000                                                       (358.6)
LESS:   Amounts recognized during the three months ended March 31, 2003                                  (29.9)
                                                                                                       --------
Balance remaining of January 2000 Loss to be recognized during the remainder of 2003                   $  89.7
                                                                                                       ========

Taxable income for the three months ended March 31, 2003 before recognition
   of January 2000 Loss                                                                                $   5.5
LESS:   January 2000 Loss recognized during the three months ended March 31, 2003                        (29.9)
                                                                                                       --------
Net Operating Loss for the three months ended March 31, 2003                                           $ (24.4)
                                                                                                       ========

Accumulated Net Operating Loss through December 31, 2002                                               $(223.8)
Net Operating Loss created during the three months ended March 31, 2003                                  (24.4)
Net Operating Loss utilization                                                                               -
                                                                                                       --------
Net Operating Loss carried forward for use in future periods                                           $(248.2)
                                                                                                       ========

Accumulated and unused net operating loss and remaining January 2000 Loss                              $ 337.9
                                                                                                       ========


9.       COMMON STOCK

     We had 300,000,000 authorized shares and 15,162,685 and 13,945,068 issued and outstanding shares of $0.01 par value common stock as of March 31, 2003 and December 31, 2002, respectively. In connection with the January 2003 recapitalization, BREF acquired 1,212,617 shares of our newly issued common stock, or approximately 8% of our outstanding common stock after giving effect to the share acquisition, at $11.50 per share, or approximately $13.9 million.

     The following table summarizes the common stock activity through March 31, 2003:

                                                                      Common Shares      Balance of Common
         Date                           Description                       Issued         Shares Outstanding
------------------------  -----------------------------------------  -----------------   -------------------
       12/31/02           Beginning balance                                                   13,945,068
                          Shares issued to BREF                          1,212,617
                          Stock options exercised                            5,000
------------------------------------------------------------------------------------------------------------
       03/31/03           Balance                                                             15,162,685
------------------------------------------------------------------------------------------------------------

     In connection with the January 2003 recapitalization, BREF also received seven-year warrants to purchase up to 336,835 additional shares of common stock at $11.50 per share. The fair value of the warrants was calculated as approximately $2.6 million using the Black-Scholes option pricing model. The assumptions we used to value the warrants are consistent with the assumptions used to value our stock options. The warrants are a component of equity.

10.      PREFERRED STOCK

     As of March 31, 2003 and December 31, 2002, 75,000,000 shares of preferred stock were authorized. As of March 31, 2003 and December 31, 2002, 3,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock, 1,610,000 shares were designated as Series F Redeemable Cumulative Dividend
Preferred Stock, 3,760,000 shares were designated as Series G Redeemable Cumulative Dividend Preferred Stock and 45,000 shares were designated as Series H Junior Preferred Stock.

     On March 4, 2003, the Board of Directors declared a cash dividend for the second quarter of 2002 on our Series B, Series F and Series G Preferred Stock payable on March 31, 2003 to shareholders of record on March 17, 2003.

Series B Cumulative Convertible Preferred Stock

     As of March 31, 2003 and December 31, 2002, there were 1,593,982 shares of Series B Preferred Stock issued and outstanding. The following table summarizes the 2003 dividend payment activity for the Series B Preferred Stock:

                                                                       Time Period for
                                     Dividends per       Amount of     which dividends
Declaration Date    Payment Date     Series B Share    Dividends (a)    were accrued
----------------------------------------------------------------------------------------
 March 4, 2003      March 31, 2003    $   0.68         $ 1,083,908     04/1/02-6/30/02


(a) Although the payments of dividends for the third quarter of 2002 through the first quarter of 2003 were deferred, as of March 31, 2003, we have accrued $3,251,723 for the Series B Preferred Stock third quarter 2002 through first quarter 2003 dividends at a dividend rate of $0.68 per share per quarter.

     As of March 31, 2003, each share of Series B Preferred Stock was convertible into 0.4797 shares of common stock.

Series E Cumulative Convertible Preferred Stock

     On March 21, 2002, we redeemed all 173,000 outstanding shares of the Series E Preferred Stock at the stated redemption price of $106 per share in cash plus accrued and unpaid dividends through and including the date of redemption. The total redemption price was $18,734,000 ($396,000 of which represented accrued and unpaid dividends for the period October 1, 2001 through March 21, 2002). The $1,038,000 difference between the aggregate liquidation value and the redemption price is reflected as a dividend on preferred stock during the three months ended March 31, 2002.

Series F Redeemable Cumulative Dividend Preferred Stock

     As of March 31, 2003 and December 31, 2002, there were 586,354 shares of Series F Preferred Stock issued and outstanding. The following table summarizes the 2003 dividend payment activity for the Series F Preferred Stock:

                                                                      Time period for
                                     Dividends per      Amount of      which dividends
 Declaration Date    Payment Date    Series F Share   Dividends (a)    were accrued
--------------------------------------------------------------------------------------------
  March 4, 2003      March 31, 2003    $    0.30      $  175,906      04/1/02-06/30/02


(a) Although the payments of dividends for the third quarter of 2002 through the first quarter of 2003 were deferred, as of March 31, 2003, we have accrued $527,719 for the Series F Preferred Stock third quarter 2002 through first quarter 2003 dividends at a dividend rate of $0.30 per share per quarter.

Series G Redeemable Cumulative Dividend Preferred Stock

     As of March 31, 2003 and December 31, 2002, there were 1,244,656 shares of Series G Preferred Stock issued and outstanding. The following table summarizes the 2003 dividend payment activity for the Series G Preferred Stock:

                                                                    Time period for
                                    Dividends per     Amount of      which dividends
Declaration Date    Payment Date    Series G Share   Dividends (a)    were accrued
------------------------------------------------------------------------------------
 March 4, 2003      March 31, 2003   $   0.375       $ 466,746       04/1/02-06/30/02


(a) Although the payments of dividends for the third quarter of 2002 through the first quarter of 2003 were deferred, as of March 31, 2003, we have accrued $1,400,238 for the Series G Preferred Stock third quarter 2002 through first quarter 2003 dividends at a dividend rate of $0.375 per share per quarter.

Series H Junior Preferred Stock

     As of March 31, 2003 and December 31, 2002, there were no issued or outstanding shares of Series H Preferred Stock.

11.      EARNINGS PER SHARE

     The following tables reconcile basic and diluted earnings per share for the three months ended March 31, 2003 and 2002.

                                      For the three months ended March 31, 2003         For the three months ended March 31, 2002
                                                                        Per Share                                       Per Share
                                      Income          Shares             Amount           Income          Shares (2)      Amount
                                  ---------------   ---------------   --------------  --------------- --------------- -------------
Net income before cumulative effect
  of change in accounting principle  $  4,262,541       14,958,833       $   0.28      $   2,938,521      13,055,303     $    0.23
Cumulative effect of change in
  accounting principle related to
  SFAS 142                                     --               --             --         (9,766,502)     13,055,303         (0.75)
                                   --------------    --------------    -----------    ---------------   ------------    -----------
Basic income (loss) per share:
-----------------------------
Income (loss) to common
  shareholders                          4,262,541       14,958,833           0.28         (6,827,981)     13,055,303         (0.52)
Dilutive effect of securities (1):
   Stock options                               --          341,853             --                 --              --            --
   Warrants outstanding                        --               --             --                 --              --            --
   Convertible preferred stock                 --               --             --                 --              --            --
                                   --------------    --------------    -----------    ---------------   ------------    -----------
Diluted income (loss) per share:
-------------------------------
Income (loss) to common
  shareholders and assumed
  conversions                        $  4,262,541        15,300,686       $  0.28      $  (6,827,981)     13,055,303      $  (0.52)
                                   ==============    ===============   ===========    ===============   ============    ===========


(1) The common stock equivalents for the Preferred Stock that are convertible as of March 31 of the applicable year and the warrants outstanding are not included in the calculation of diluted EPS if the effect would be anti-dilutive.
(2) Includes the weighted average number of common shares payable or paid to preferred stockholders related to dividends as of the respective dividend declaration dates.

12.  TRANSACTIONS WITH RELATED PARTIES

     Below is a summary of the related party transactions which occurred during the three months ended March 31, 2003 and 2002.

                                                  Three months ended March 31,
                                                   2003               2002
                                                   ----               ----

Amounts received or accrued from the AIM
  Limited Partnerships
  Income(1)                                     $ 115,980          $ 146,449
  Return of capital(2)                            233,542            845,102
                                                ---------          ---------
    Total                                       $ 349,522          $ 991,551
                                                =========          =========

Amounts received or accrued from AIM
  Acquisition Limited Partnership (1)           $  48,458          $  60,976
                                                =========          =========

Expense reimbursements from AIM Limited
  Partnerships (3)                              $  41,484          $  51,497
                                                =========          =========

Expense reimbursements to affliates of BREF
  and employees of those affiliates (3)         $   7,452          $       -
                                                =========          =========

Expense reimbursement (to) from CRI:
  Expense reimbursement to CRI (3) (4)          $ (49,773)         $ (43,458)
  Expense reimbursement from CRI (3) (4)           53,435             22,899
                                                ---------          ---------
    Net expense reimbursement from (to) CRI     $   3,662          $ (20,559)
                                                =========          =========

(1) Included as equity in earnings from investments on the accompanying consolidated statements of income.
(2) Included as a reduction of equity investments on the accompanying consolidated balance sheets.

(3) Included in general and administrative expenses on the accompanying consolidated statements of income.
(4) Pursuant to an administrative services agreement between us and CRI, CRI provided us with certain administrative and office facility services and other services, at cost, with respect to certain aspects of our business. We used the services provided under the administrative services agreement to the extent such services were not performed by CRIIMI MAE Management or provided by another service provider. The administrative services agreement was terminable on 30 days notice at any time. The majority of such services under this agreement were terminated in March 2003. Our former Chairman, who is currently a director, is a director, executive officer and principal shareholder of CRI.

     As previously discussed, Barry Blattman, our Chairman, CEO and President, is affiliated with BREF. The Board's Compensation and Stock Option Committee is considering various alternatives with respect to the employment arrangement for Mr. Blattman, including, but not limited to, entering into a management agreement with Brascan Real Estate Financial Partners LLC. As of March 31, 2003, we have accrued the estimated compensation expected to be payable upon the completion of Mr. Blattman's employment arrangement.

     As discussed in Note 6, we paid BREF an origination fee of 0.67% related to the BREF Debt and an aggregate of $1 million for expenses in connection with the January 2003 recapitalization transactions. Pursuant to the Investment Agreement with BREF, we are obligated to pay BREF a quarterly maintenance fee of $434,000. As discussed in Note 9, in connection with the January 2003 recapitalization, we issued seven-year warrants to BREF to purchase up to 336,835 shares of our common stock at $11.50 per share. There are also other existing and potential relationships, transactions and agreements with BREF and/or certain of its affiliates relating to the composition of our Board of Directors, additional subordinated debt financing, non-competition and other matters.

     In connection with the January 2003 recapitalization, we amended the employment contracts of our former Chairman, William B. Dockser, and former
President, H. William Willoughby, to provide for their termination on January 23, 2003. During the three months ended March 31, 2003, we recognized approximately $2.6 million of expenses related to severance and related benefit payments, and accelerated vesting of certain outstanding stock options held by Messrs. Dockser and Willoughby. These expenses are reflected as executive severance at recapitalization in our consolidated statement of income.

     In addition to the transactions listed above, in connection with the Merger in 1995, we entered into a deferred compensation arrangement with William Dockser, Chairman until January 23, 2003 (a Director after January 23, 2003), and H. William Willoughby, President and a Director until January 23, 2003, in an original aggregate amount of $5,002,183 pursuant to which we agreed to pay Messrs. Dockser and Willoughby for services performed in connection with the structuring of the Merger. Our obligation to pay the deferred compensation is limited, with certain exceptions, to the creation of an irrevocable grantor trust for the benefit of Messrs. Dockser and Willoughby and the transfer to such trust of the right to receive such deferred compensation (the Note Receivable) in the original aggregate principal amount of $5,002,183. The deferred compensation is fully vested and payable only to the extent that payments are made by CRI on the Note Receivable. Payments of principal and interest on the Note Receivable/deferred compensation are payable quarterly and terminate in June 2005. The Note Receivable/deferred compensation bears interest at the prime rate (4.25% as of March 31, 2003) plus 2% per annum. For the three months ended March 31, 2003 and 2002, aggregate payments of approximately $147,000 and $159,000, respectively, were made on the Note Receivable/deferred compensation. These aggregate payments were split approximately equally among Messrs. Dockser and Willoughby. The unpaid aggregate principal balance on the note receivable/deferred compensation was approximately $1,250,533 at March 31, 2003. The financial statement impact of these transactions is immaterial.

13.      SEGMENT REPORTING

     Management assesses our performance and allocates capital principally on the basis of two lines of business: portfolio investment and mortgage servicing. These two lines of business are managed separately as they provide different sources and types of revenues.

     Portfolio  investment  primarily includes (i) acquiring  subordinated CMBS,
(ii) securitizing pools of mortgage loans and pools of CMBS, (iii) direct and indirect investments in government insured mortgage securities and entities that own government insured mortgage securities and mezzanine loans and (iv) securities trading activities. Our income from this segment is primarily generated from these assets.

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

     In April 2003, CMSLP restructured its property servicing group. In connection with the restructuring, 15 employee positions are being eliminated during the second quarter of 2003. We expect to recognize approximately $180,000 of severance expenses during the second quarter of 2003. In conjunction with this restructuring, we are exploring various alternatives related to the servicing functions performed by the property servicing group, including, but not limited to, outsourcing the responsibilities. There can be no assurance that we will be able to achieve such alternatives.

     The following tables detail our financial performance by these two primary lines of business for the three months ended March 31, 2003 and 2002. The basis of accounting used in the tables is GAAP.

                                                             As of and for the three months ended March 31, 2003
                                             ------------------------------------------------------------------------------------
                                                                                          Elimination of
                                                 Portfolio             Mortgage            Intercompany
                                                 Investment            Servicing           Transactions          Consolidated
                                             -------------------    ----------------    -------------------    ------------------
Interest income                               $    26,723,870         $           -       $            -         $    26,723,870
Interest expense                                  (21,905,211)                    -                2,702             (21,902,509)
                                             -------------------    ----------------    -------------------    ------------------
   Net interest margin                              4,818,659                     -                2,702               4,821,361
                                             -------------------    ----------------    -------------------    ------------------

General and administrative expenses                (2,809,682)                    -             (138,960)             (2,948,642)
Depreciation and amortization                        (173,290)                    -                    -                (173,290)
Servicing income                                            -             2,127,263               (2,702)              2,124,561
Servicing general and administrative expenses               -            (2,369,931)             138,960              (2,230,971)
Servicing amortization, depreciation
  and impairment                                            -              (333,262)                   -                (333,262)
Income tax benefit                                          -               172,376                    -                 172,376
Equity in earnings from investments                   128,268                     -                    -                 128,268
Other, net                                            179,064                     -                    -                 179,064
BREF Maintenance fee                                 (371,311)                                                          (371,311)
Executive severance at recapitalization            (2,616,978)                                                        (2,616,978)
Gain on extinguishment debt                         7,337,424                     -                    -               7,337,424
                                             -------------------    ----------------    -------------------    ------------------
                                                    1,673,495              (403,554)              (2,702)              1,267,239
                                             -------------------    ----------------    -------------------    ------------------
Net income (loss) before changes in
  accounting principles                       $     6,492,154         $    (403,554)      $            -         $     6,088,600
                                             ===================    ================    ===================    ==================

  Total assets                                $ 1,155,378,500        $   12,037,430       $            -        $  1,167,415,930
                                             ===================    ================    ===================    ==================

                                                             As of and for the three months ended March 31, 2002
                                             ------------------------------------------------------------------------------------
                                                                                          Elimination of
                                                 Portfolio             Mortgage            Intercompany
                                                 Investment            Servicing           Transactions          Consolidated
                                             -------------------    ----------------    -------------------    ------------------
Interest income                               $    32,031,879        $           -       $            -         $     32,031,879
Interest expense                                  (23,306,215)                   -                    -              (23,306,215)
                                             -------------------    ----------------    -------------------    ------------------
   Net interest margin                              8,725,664                    -                    -                8,725,664
                                             -------------------    ----------------    -------------------    ------------------
General and administrative expenses                (3,269,940)                   -               67,326               (3,202,614)
Depreciation and amortization                        (239,976)                   -                    -                 (239,976)
Servicing income                                            -            2,962,118             (198,582)               2,763,536
Servicing general and administrative
  expenses                                                  -           (2,622,350)             131,256               (2,491,094)
Servicing amortization, depreciation
  and impairment                                            -             (507,879)                   -                 (507,879)
Income tax benefit                                          -               66,444                    -                   66,444
Equity in earnings from investments                   114,304                    -                    -                  114,304
Other, net                                            645,326                    -                    -                  645,326
                                             -------------------    ----------------    -------------------    ------------------
                                                   (2,750,286)            (101,667)                   -               (2,851,953)
                                             -------------------    ----------------    -------------------    ------------------
Net income (loss) before changes in
  accounting principles                       $     5,975,378        $    (101,667)      $            -         $      5,873,711
                                             ===================    ================    ===================    ==================

  Total assets                                $ 1,239,647,801        $  26,427,633       $            -         $  1,266,075,434
                                             ===================    ================    ===================    ==================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or shareholder communications, the words "believe," "anticipate," "expect," "contemplate," "may," "will" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risk factors contained or referenced herein and in our reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, including our Annual Report on Form 10-K for the year ended December 31, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Business

     CRIIMI MAE Inc. (together with its consolidated subsidiaries, unless the context otherwise indicates, We or CRIIMI MAE) is a commercial mortgage company structured as a self-administered real estate investment trust (or REIT). We currently own and manage, primarily through our servicing subsidiary, CRIIMI MAE Services Limited Partnership (CMSLP or CRIIMI MAE Services), a significant portfolio of commercial mortgage-related assets. We have focused primarily on non-investment grade (rated below BBB- or unrated) commercial mortgage-backed securities (subordinated CMBS). As the holder of the most subordinate tranches, we are exposed to a higher risk of losses, but we also have the potential for enhanced returns.

     Our core holdings are subordinated CMBS backed by pools of commercial mortgage loans on hotel, multifamily, retail and other commercial real estate. We also own directly and indirectly government-insured mortgage backed securities and a limited number of high-yield mezzanine commercial real estate mortgage loans (mezzanine loans). We also are a trader in CMBS and residential mortgage-backed securities.

January 2003 Recapitalization

     On January 23, 2003, we completed a recapitalization of the secured debt incurred upon our emergence from Chapter 11 in April 2001 (the Exit Debt). This recapitalization was funded with approximately $344 million in proceeds from debt and equity financings and a portion of our available cash and liquid assets.

     The recapitalization included:

o BREF Equity and Secured Debt. - We issued approximately $14 million in common equity and $30 million in secured subordinated debt to Brascan Real Estate Finance Fund I L.P. (BREF), a private asset management fund established by Brascan Corporation and a New York-based management team. We refer to the secured subordinated debt as the BREF Debt.

o Bear Stearns Secured Financing. - We received $300 million in secured financing in the form of a repurchase transaction from a unit of Bear, Stearns & Co., Inc. (Bear Stearns). We refer to the secured financing as the Bear Stearns Debt.

o New Leadership. - Additions to management, including Barry S. Blattman as Chairman of the Board, Chief Executive Officer and President. Mr. Blattman has more than 15 years of experience in commercial real estate finance, which included overseeing the real estate debt group at Merrill Lynch from 1996 to 2001. Mr. Blattman is also the managing member of Brascan Real Estate Financial Partners LLC, which owns 100% of the general partner of BREF.

     The recapitalization increases our financial flexibility primarily through the elimination of the requirement to use virtually all of our net cash flow to pay down principal on the Exit Debt. This, along with the elimination of REIT distribution requirements due to our net operating losses (NOLs), provides us with additional liquidity for mortgage-related investments and acquisitions and other corporate purposes. We presently intend to use substantially all of our net cash flow for acquisitions and investments, hedging activities and general working capital purposes. See "Financial Condition, Liquidity and Capital Resources" for a more complete description of the recapitalization.

Goals and Strategy

     Our goal is to establish CRIIMI MAE as a leader in the commercial mortgage industry. Our strategy is to capitalize on our core strengths in real estate and mortgage finance and our underwriting and special servicing experience to structure and make mortgage-related investments and acquisitions designed to maximize the value of our current and future assets, support liquidity and earn attractive returns. Part of this strategy is to continue to capitalize on our special servicing experience in connection with workouts and dispositions of mortgage loans underlying our existing subordinated CMBS in order to minimize losses with respect to our current subordinated CMBS.

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

o Earn Attractive Returns. - We seek to earn attractive returns through the prudent investment of our capital and net cash flows.

Risks

     Our business is subject to a number of risks and uncertainties including, but not limited to: (1) risks associated with substantial indebtedness or leverage; (2) borrowing and refinancing risks; (3) risks associated with potential margin calls under the Bear Stearns Debt; (4) the limited protection provided by hedging transactions; (5) inherent risks in owning subordinated CMBS; (6) the limited liquidity of the subordinated CMBS market; (7) continuing adverse effects of terrorist attacks, threats of further terrorist attacks, acts of war, the economic slowdown and/or recession and other matters on defaults and losses related to the mortgages underlying our CMBS portfolio; (8) risks associated with our ability to implement business strategies and achieve business goals; (9) failure to manage the mismatch between long-term assets and short-term funding; (10) risk of loss of REIT status and other tax matters; (11) the effect of interest rate compression on the market price of our stock; (12) the effect of the yield curve on borrowing costs; (13) results of operations adversely affected by factors beyond our control; (14) competition; (15) risk of becoming subject to the requirements of the Investment Company Act of 1940; (16) the effect of phantom (non-cash) income on total income; and (17) taxable mortgage pool risk.

Business Segments

     Management assesses our performance and allocates resources principally on the basis of two lines of business: portfolio investment and mortgage servicing. These two lines of business, or operating segments, are managed separately as they provide different sources and types of revenues.

2003 compared to 2002

Results of Operations

     Financial statement net income available to common shareholders for the three months ended March 31, 2003 was approximately $4.3 million, or $0.28 per diluted share. This compares to a net loss to common shareholders of approximately $(6.8) million, or $(0.52) per diluted share, for the three months ended March 31, 2002.

     Results for the three months ended March 31, 2003, which are discussed in further detail below, include certain items related to the January 2003 recapitalization:

o        approximately $7.3 million of gain on extinguishment of debt;
o        approximately $2.6 million of executive severance costs; and
o approximately $3.1 million of additional interest expense during the 45 day redemption notice period for the Series A and Series B Senior Secured Notes.

     In addition, our interest expense was approximately $1.0 million higher during the first 23 days of 2003 under the Exit Debt as compared to the remainder of the quarter with respect to the Bear Stearns and BREF Debt.

     Results for the three months ended March 31, 2002, which are discussed in further detail below, include:

o an approximate $9.8 million charge to write-off goodwill upon the adoption of Statement of Financial Accounting Standards (or SFAS) No. 142; and
o approximately $1.0 million reflected as an additional dividend on preferred stock in connection with the redemption of the Series E Preferred Stock (representing the difference between the aggregate liquidation value and the redemption price).

     Interest Income - CMBS

     Interest income from CMBS decreased by approximately $3.5 million, or 14%, to $22.1 million during the three months ended March 31, 2003 as compared to $25.5 million during the three months ended March 31, 2002. This decrease in interest income was primarily due to changes in our loss estimates related to CMBS and the resulting reduction in the weighted average yield-to-maturity on our CMBS. The changes resulted in the aggregate $70.2 million of non-cash impairment charges that were recognized during the second through fourth quarters of 2002.

     Accounting principles generally accepted in the United States, or GAAP, require that interest income earned on CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the CMBS. Based upon assumptions as to the timing and amount of future credit losses and certain other items estimated by management, the weighted average anticipated unleveraged yield for our CMBS for financial statement purposes was approximately 11.6% as of January 1, 2003 and approximately 12.4% as of January 1, 2002. These yields were determined based on the anticipated yield over the expected life of our CMBS, which considers, among other things, anticipated losses and any other than temporary impairment. The effective interest method of recognizing interest income on CMBS results in income recognition that differs from cash received. During the three months ended March 31, 2003, we received cash of approximately $3.0 million in excess of income recognized on subordinated CMBS, partially offset by approximately $2.6 million of discount amortization due to the effective interest method. During the three months ended March 31, 2002, we recognized approximately $2.7 million of discount amortization, partially offset by approximately $645,000 of cash received in excess of income recognized on subordinated CMBS due to the effective interest method.

     Interest Income - Insured Mortgage Securities

     Interest income from insured mortgage securities decreased by approximately $1.8 million, or 28%, to $4.7 million for the three months ended March 31, 2003 from $6.5 million for the three months ended March 31, 2002. This decrease was principally due to the prepayment of 29 mortgages underlying the insured mortgage securities, representing approximately 30% of the total insured mortgage portfolio, from March 31, 2002 through March 31, 2003.

     During the three months ended March 31, 2003, nine mortgages prepaid resulting in net proceeds of $42.0 million. The prepayment activity corresponds with the low mortgage interest rate environment and the expiration of prepayment lock-out periods on many of the underlying mortgages. These prepayments result in corresponding reductions in the outstanding principal balances of the collateralized mortgage obligations-insured mortgage securities and the related interest expense. In addition, in January 2003 we sold a GNMA security for approximately $5.7 million. Approximately 16.6% (based on amortized cost) of the insured mortgage loans either prepaid or were sold during the three months ended March 31, 2003.

     Interest Expense

     Interest expense of approximately $21.9 million for the three months ended March 31, 2003 was approximately $1.4 million lower than interest expense of approximately $23.3 million for the same period in 2002. The net decrease is primarily attributable to a lower average debt balance during the first quarter of 2003 ($985 million) compared to 2002 ($1.0 billion) and a lower average effective interest rate on the total debt outstanding during the first quarter of 2003 (8.9%), including approximately $3.1 million of additional interest as discussed below, compared to 2002 (9.2%).

     On January 23, 2003, amounts were deposited with the indenture trustee to pay all principal and interest on our outstanding Series A and Series B Senior Secured Notes on the March 10, 2003 redemption date. This redemption required 45 days prior notice. These notes were not considered repaid for GAAP purposes until the March 10, 2003 redemption date. The 45 day notice period resulted in approximately $3.1 million of additional interest expense during the period January 23, 2003 through March 10, 2003 since the Bear Stearns and BREF Debt were outstanding and the senior secured notes were also outstanding. In addition, our interest expense was approximately $1.0 million higher during the first 23 days of 2003 under the Exit Debt as compared to the remainder of the quarter with respect to the Bear Stearns and BREF Debt.

     The overall weighted average effective interest rate on the Bear Stearns and BREF Debt was 5.6% for the three months ended March 31, 2003 and the weighted average coupon (pay) rate on the Bear Stearns and BREF Debt was 4.1% during the three months ended March 31, 2003. The difference in the weighted average effective interest rate and the weighted average coupon (pay) rate primarily relates to the deferral of two-thirds of the interest on the BREF Debt. The weighted average effective interest rate on the Exit Debt was 10.2% for the three months ended March 31, 2002. The weighted average coupon (pay) rate on the Exit Debt was 8.0% for the three months ended March 31, 2002.

     Interest expense on the collateralized mortgage obligations-insured mortgage securities decreased following significant prepayments of mortgages underlying the insured mortgage securities, as discussed previously. The decrease in interest expense on the collateralized mortgage obligations-insured mortgage securities was partially offset by approximately $971,000 of additional discount and deferred fees amortization expenses in the first quarter of 2003, which are reflected as interest expense, compared to approximately $363,000 of additional amortization expenses in the first quarter of 2002. These additional expenses are the result of the mortgages prepaying faster than anticipated which, under the effective interest method of recognizing interest expense, required an adjustment to cumulative interest expense.

     General and Administrative Expenses

     General and administrative expenses decreased by approximately $254,000 to $2.9 million during the three months ended March 31, 2003 as compared to $3.2 million during the three months ended March 31, 2002 primarily due to a decrease in legal fees in 2003.

     Depreciation and Amortization

     Depreciation and amortization was approximately $173,000 and $240,000 during the three months ended March 31, 2003 and 2002, respectively.

     Mortgage Servicing

     The following is a summary of the consolidated results of operations of our servicing subsidiary, CMSLP:

                                               Three months ended March 31,
     Description                                   2003             2002
     -----------                                   ----             ----

Servicing revenue                               $ 2,124,561       $ 2,763,536
Servicing general and administrative expenses    (2,230,971)       (2,491,094)
Servicing amortization, depreciation and
  impairment                                       (333,262)         (507,879)
                                                ------------      ------------

GAAP net loss from CMSLP                        $  (439,672)      $  (235,437)
                                                ============      ============

     The net loss from CMSLP of approximately $(440,000) for the three months ended March 31, 2003 compares to a net loss of approximately $(235,000) for the three months ended March 31, 2002. CMSLP's total revenue decreased by approximately $639,000 to approximately $2.1 million during the three months ended March 31, 2003 compared to $2.8 million during the three months ended March 31, 2002. This decrease is primarily the result of a decrease in income from loan assumptions and CMSLP's sale of its master and direct servicing contracts in February 2002 which reduced mortgage servicing income and interest income earned on the escrow balances, partially offset by higher revenue from special servicing. General and administrative expenses were $2.2 million and $2.5 million during the three months ended March 31, 2003 and 2002, respectively. The $260,000 net decrease in general and administrative expenses was primarily attributable to the staff reductions that occurred in the first quarter of 2002 following the sale of the servicing contracts. During the three months ended March 31, 2003, amortization, depreciation and impairment was approximately $333,000 as compared to $508,000 in 2002. This decrease was primarily the result of the sale of servicing rights in February 2002, which reduced amortization expense.

     In April 2003, CMSLP restructured its property servicing group. In connection with the restructuring, 15 employee positions are being eliminated during the second quarter of 2003. We expect to recognize approximately $180,000 of severance expenses during the second quarter of 2003. In conjunction with this restructuring, we are exploring various alternatives related to the servicing functions performed by the property servicing group, including, but not limited to, outsourcing the responsibilities. There can be no assurance that we will be able to achieve such alternatives.

     Equity in Earnings from Investments

     Total equity in earnings from investments of approximately $128,000 and $114,000 for the three months ended March 31, 2003 and 2002, respectively, includes our net equity from the AIM Limited Partnerships (which are four publicly traded limited partnerships that hold insured mortgages and whose general partner is one of our subsidiaries) and the net equity from our 20% limited partnership interest in the adviser to the AIM Limited Partnerships during these periods.

     Income Tax Benefit

     During the three months ended March 31, 2003 and 2002, we recorded an income tax benefit of approximately $172,000 and $66,000, respectively. The income tax benefit was recognized by our taxable REIT subsidiaries (TRSs) that own all of the partnership interests in CMSLP. These TRSs are separately taxable entities. The income tax benefit that was recognized by our TRSs was the result of the net loss incurred by CMSLP.

     Other Income

     Other income decreased by approximately $502,000 to approximately $343,000 during the three months ended March 31, 2003 from approximately $844,000 during the three months ended March 31, 2002. This decrease was primarily attributable to lower interest income earned on reduced cash balances during 2003 as compared to 2002 and a decrease in net income (before interest expense and depreciation expense) from a shopping center that we account for as real estate owned, as discussed below. In addition, we recognized approximately $10,000 and $25,000 in realized losses related to our trading of other mortgage backed securities (or Other MBS) during the three months ended March 31, 2003 and 2002, respectively.

     We own a shopping center in Orlando, Florida, which we account for as real estate owned. During the three months ended March 31, 2003 and 2002, we recognized a net loss of approximately $265,000 and $204,000, respectively, from the operations of the shopping center, which included approximately $217,000 and $213,000 of interest expense, respectively, and approximately $37,000 and $44,000 of depreciation expense, respectively. The remaining net (loss) income of approximately $(11,000) and $53,000 is included in other income in the consolidated statements of income. We hope to reposition and stabilize this asset to increase its value, although there can be no assurance we will be able to do so.

     Net Gains (Losses) on Mortgage Security Dispositions

     Net gains on mortgage security dispositions were approximately $188,000 during the three months ended March 31, 2003 compared to net losses of approximately $(110,000) during the three months ended March 31, 2002. During the first quarter of 2003, there were nine prepayments of mortgage securities and the sale of one mortgage security, or approximately 16.6% of the related portfolio (based on the December 31, 2002 amortized cost of the portfolio). During the first quarter of 2002, there were six prepayments, or approximately 5.1% of the related portfolio (based on the December 31, 2001 amortized cost of the portfolio). The net gain in 2003 was primarily attributable to the sale of the GNMA security that was owned by CRIIMI MAE Inc. and the receipt of prepayment penalties, partially offset by losses due to the write-off of unamortized costs associated with disposed mortgages at the disposition dates. The net losses in 2002 were primarily due to the write-off of unamortized costs associated with the disposed mortgages at the disposition dates, partially offset by prepayment penalties, if applicable. For any period, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period.

     Hedging Expense

     During the three months ended March 31, 2003 and 2002, we recognized hedging expense of approximately $352,000 and $90,000 on our interest rate caps, respectively. The increase is primarily attributable to the amortization of the cost of the interest rate cap that was purchased in April 2002. The fair value of our interest rate cap that matures on November 3, 2003 has decreased significantly due to a decline in interest rates since the cap was purchased in April 2002 for $1.6 million. This cap is set at a one-month LIBOR rate of 3.25%. As of March 31, 2003, the one-month LIBOR rate was 1.30%. As of March 31, 2003, the fair value of this interest rate cap was $41.

     BREF Maintenance Fee

     Pursuant to the Investment Agreement with BREF, we are obligated to pay BREF a quarterly maintenance fee of $434,000 through January 2006. The expense of approximately $371,000 during the three months ended March 31, 2003 represents the accrual of the maintenance fee for the period January 14 through March 31, 2003.

     Gain on Extinguishment of Debt

     During the three months ended March 31, 2003, we reversed approximately $7.8 million of accrued extension fees related to the Exit Debt since the debt was repaid and the extension fees were no longer payable. This reversal is reflected as a gain on extinguishment of debt in our consolidated statement of income. This reversal was partially offset by approximately $403,000 of breakage fee paid to the lender of the Exit Variable-Rate Secured Borrowing and legal fees of approximately $47,000, resulting in a net gain on extinguishment of debt of $7.3 million.

     Executive Severance at Recapitalization

     In connection with the January 2003 recapitalization, we amended the employment contracts of our former Chairman, William B. Dockser, and former
President, H. William Willoughby, to provide for their termination on January 23, 2003. During the three months ended March 31, 2003, we recognized approximately $2.6 million of expenses related to severance and related benefit payments, and accelerated vesting of certain outstanding stock options held by Messrs. Dockser and Willoughby.

     Cumulative effect of adoption of SFAS 142

     In June of 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, which among other things, prohibits the amortization of existing goodwill and certain types of other intangible assets and establishes a new method of testing goodwill for impairment. Under SFAS No. 142, the method for testing goodwill for impairment occurs at the reporting unit level (as defined in SFAS No. 142) and is performed using a fair value based approach. SFAS No. 142 was effective for us on January 1, 2002. Effective upon adoption on January 1, 2002, we wrote off this goodwill and recorded a resulting impairment charge of approximately $9.8 million for this change in accounting principle. The goodwill relates to the Portfolio Investment reporting unit (as defined in Note 13 of the Notes to Consolidated Financial Statements). The fair value of the reporting unit was determined using a market capitalization approach, and the impairment was primarily a result of the significant decrease in the price of our common stock price since the Merger in 1995. This change in accounting principle reduced our annual amortization expense by approximately $2.8 million through June 2005.

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

     Net Operating Loss for Tax Purposes/Trader Election. For tax purposes we have elected to be classified as a trader in securities. We trade in both short and longer duration fixed income securities, including CMBS and residential mortgage-backed securities (such securities traded and all other securities of the type described constituting the "Trading Assets" to the extent owned by us or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary). Such Trading Assets are classified as Subordinated CMBS and Other MBS on our balance sheet.

     As a result of our election in 2000 to be taxed as a trader, we recognized a mark-to-market tax loss on our Trading Assets on January 1, 2000 of approximately $478 million (the January 2000 Loss). Such loss is being recognized evenly for tax purposes over four years beginning with the year 2000 and ending in 2003. We expect such loss to be ordinary, which allows us to offset our ordinary income.

     We generated a net operating loss for tax purposes of approximately $83.6 million during the year ended December 31, 2002. As such, our taxable income was reduced to zero and, accordingly, our REIT distribution requirement was eliminated for 2002. As of December 31, 2002, our accumulated and unused net operating loss (or NOL) was $223.8 million. Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back because we are a REIT.

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

     Our future use of NOLs for tax purposes could be substantially limited in the event of an "ownership change" as defined under Section 382 of the Internal Revenue Code. As a result of these limitations imposed by Section 382 of the Internal Revenue Code, in the event of an ownership change, our ability to use our NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards cannot be fully utilized under these limitations within the carryforward periods, the NOL carryforwards would expire unutilized. Accordingly, after any ownership change, our ability to use our NOLs to reduce or offset taxable income would be substantially limited or not available under
Section 382. In general, a company reaches the "ownership change" threshold if the "5% shareholders" increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of the company's capital stock. If an "ownership change" occurs under Section 382 of the Internal Revenue Code, our prospective use of our accumulated and unused NOL and the remaining January 2000 Loss of a combined total amount of approximately $337.9 million as of March 31, 2003 will be limited.

     We do not believe the BREF investment in our common stock and warrant to purchase common stock has created an "ownership change" under Section 382. In addition, we are not aware of any other acquisition or potential acquisition of shares of our capital stock that has created or will create an "ownership change" under Section 382. We have adopted a shareholder rights plan and amended our charter to minimize the chance of an ownership change within the meaning of
Section 382 of the Internal Revenue Code; however there can be no assurance that an ownership change will not occur.

     Net Operating Loss for Tax Purposes-Three months ended March 31, 2003. We generated a net operating loss for tax purposes of approximately $24.4 million during the three months ended March 31, 2003. A summary of our year-to-date net operating loss as of March 31, 2003 is as follows:

                                                                                                   (in millions)
                                                                                                  -----------------
January 2000 Loss                                                                                      $ 478.2
LESS:   Amounts recognized in 2002, 2001 and 2000                                                       (358.6)
LESS:   Amounts recognized during the three months ended March 31, 2003                                  (29.9)
                                                                                                       --------
Balance remaining of January 2000 Loss to be recognized during the remainder of 2003                   $  89.7
                                                                                                       ========

Taxable income for the three months ended March 31, 2003 before recognition
   of January 2000 Loss                                                                                $   5.5
LESS:   January 2000 Loss recognized during the three months ended March 31, 2003                        (29.9)
                                                                                                       --------
Net Operating Loss for the three months ended March 31, 2003                                           $ (24.4)
                                                                                                       ========

Accumulated Net Operating Loss through December 31, 2002                                               $(223.8)
Net Operating Loss created during the three months ended March 31, 2003                                  (24.4)
Net Operating Loss utilization                                                                               -
                                                                                                       --------
Net Operating Loss carried forward for use in future periods                                           $(248.2)
                                                                                                       ========

Accumulated and unused net operating loss and remaining January 2000 Loss                              $ 337.9
                                                                                                       ========

Cash Flow

2003 compared to 2002

     Net cash provided by operating activities decreased by approximately $24.5 million to $8.5 million during the three months ended March 31, 2003 from $33.0 million during the three months ended March 31, 2002. The decrease was primarily attributable to a smaller decrease in restricted cash and cash equivalents during 2003 compared to 2002. The 2003 results reflect a decrease in restricted cash following the repayment of the Exit Variable-Rate Secured Borrowing and the release of the cash in the related account. The 2002 results reflect a decrease in restricted cash following the settlement of the First Union litigation in March 2002.

     Net cash provided by investing activities increased by approximately $27.2 million to $55.9 million during the three months ended March 31, 2003 from $28.7 million during the three months ended March 31, 2002. The increase was primarily attributable to

o a $30.1 million increase in proceeds from mortgage security prepayments and a sale of a GNMA security;
o $3.3 million of proceeds from the sale of investment-grade CMBS by CMSLP during 2003; and
o a $2.4 million increase in cash received in excess of income recognized on subordinated CMBS; partially offset by
o $8.2 million of proceeds from the sale of servicing rights during 2002.

     Net cash used in financing activities increased by approximately $35.6 million to $82.2 million during the three months ended March 31, 2003 from $46.6 million during the three months ended March 31, 2002. The increase is primarily attributable to the January 2003 recapitalization. We repaid approximately $373.6 million of Exit Debt through the incurrence of an aggregate $330.0 million of Bear Stearns and BREF Debt, the net proceeds of $13.5 million from the issuance of common stock to BREF, and use of $30.1 million of our available cash and liquid assets. In addition, we paid approximately $5.9 million in debt issuance costs during the three months ended March 31, 2003. The total transaction costs of approximately $10.1 million includes $5.9 million of debt issuance costs, $478,000 of equity issuance costs, $2.6 million of executive severance costs and $1.0 million of costs expensed during the year ended December 31, 2002. The increase in cash used in financing activities was also affected by the payment of approximately $1.8 million in preferred stock dividends during the three months ended March 31, 2003 and a $23.7 million increase in principal payments on the securitized mortgage debt obligations (due to higher insured mortgage security prepayments as discussed previously). During 2002, we paid $18.7 million to redeem the Series E Preferred Stock. We redeemed all 173,000 outstanding shares of the Series E Preferred Stock at the stated redemption price of $106 per share plus accrued and unpaid dividends through and including the date of redemption. The total redemption price was approximately $18.7 million (approximately $396,000 of which represented accrued and unpaid dividends). The approximate $1.0 million difference between the aggregate liquidation value and the redemption price is reflected as a dividend on preferred stock in the first quarter of 2002.

     The table below, which is not presented in accordance with GAAP, is intended to provide a summary of cash available for debt service on recourse and other debt, dividends, acquisitions and general working capital purposes. We believe that this information better facilitates an evaluation of our cash available for debt service on recourse debt, dividends, acquisitions and general working capital purposes. We also believe the table is helpful in evaluating our operating performance and our ability to fund liquidity internally. The table below eliminates certain items which have the effect of reducing or increasing net income (loss) before changes in accounting principles and dividends, but have no impact on cash available to us. These items are attributable in large part to non-cash income statement items, which are included in our Consolidated Statement of Cash Flows, as well as GAAP net interest income or expense from our non-recourse match funded debt associated with the investment grade CMBS and our insured mortgage securities. In addition, we adjusted income provided by operating activities for cash distributions (which are a return of investment) received from the AIM Limited Partnerships, our insured mortgage securities and CMBS. The cash available for debt service on recourse debt, dividends, acquisitions and general working capital purposes presented below must first be used to service our recourse debt. Due to our NOL carryforward, we are able to retain our net cash, after debt service, for payments of dividends, acquisitions and general working capital purposes. The presentation of the financial measure addressed by the table below is consistent with that included in our Annual Report on Form 10-K for the year ended December 31, 2002.

                                                            Quarter Ended        Quarter Ended
                                                              March 31,           December 31,
($ in millions)                                                 2003                2002
---------------                                            --------------       ---------------
GAAP net income (loss) before changes in accounting
   principle and preferred stock dividends                  $    6.1              $ (32.9)
Adjustments:
   Interest expense on recourse and other debt (1)               9.8 (2)             10.2
   Net interest (income) expense from match-funded
     assets and liabilities                                      0.9                  1.6
   Depreciation and amortization                                 0.2                  0.2
   Impairment on CMBS                                             --                 35.2
   Equity in (income) losses from investments                   (0.1)                 0.4
   Hedging expense                                               0.4                  0.4
   Net (gains) losses on mortgage security dispositions         (0.2)                 0.4
   Adjustment of subordinated CMBS GAAP interest
     income to cash received  (3)                                1.2                 (0.2)
   Servicing operations, net (including servicing
     restructuring expenses)  (4)                                0.4                  0.1
   Accelerated vesting of stock options                          0.5                   --
   Gain on extinguishment of debt (non-cash portion)            (7.8)                  --
   Gain on sales of servicing rights and investment-grade
     CMBS (4)                                                     --                 (0.3)
                                                         --------------         ---------------
Income provided by operating activities                         11.4 (5)             15.1

Cash distributions received from AIM Limited Partnerships        0.8                  0.8
Net cash received from insured mortgage securities               0.6                  0.8
                                                         --------------         ---------------
Cash available for debt service on recourse debt,
    dividends, acquisitions and general working
    capital purposes                                        $   12.8              $  16.7
                                                         ==============         ===============
Uses of cash:
   Principal payments on recourse and other debt            $   (2.4)             $  (8.6)
   Interest payments on recourse and other debt                 (9.8) (2)            (9.9) (6)
   Dividend payments on preferred shares                        (1.8)                   -
                                                         --------------         ---------------
                                                            $  (14.0)             $ (18.5)
                                                         ==============         ===============


(1) This amount includes the accreting interest on the Series B Senior Secured Notes and the interest expense related to accrued extension fees (through January 23, 2003 as the Exit Debt was paid off in the quarter ended March 31, 2003).
(2) This amount includes approximately $3.1 million of additional interest paid during the 45 day redemption notice period on the Series A Senior Secured Notes and the Series B Senior Secured Notes.
(3) We received approximately $16.7 million and $17.0 million of cash from our subordinated CMBS during the quarter ended March 31, 2003 and December 31, 2002, respectively.
(4) The results of CMSLP are excluded since CMSLP's cash was not used to service our recourse debt or pay dividends. Except for the cash that CMSLP provided in connection with the January 2003 recapitalization, CMSLP retained its cash flows to fund its operations.
(5) The results for the quarter ended March 31, 2003 include approximately $2.1 million of executive severance. In addition, we paid approximately $450,000 in a breakage fee and legal fees in connection with the repayment of the Exit Debt, which is reflected as a reduction to the gain on extinguishment of debt in our Consolidated Statement of Income.
(6) This amount includes the semi-annual interest payment on the Series B Senior Secured Notes.

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

     BREF acquired 1,212,617 shares of our newly issued common stock, or approximately 8% of our outstanding common stock after giving effect to the share acquisition, at $11.50 per share, or approximately $13.9 million. BREF also received seven year warrants to purchase up to 336,835 additional shares of common stock at

$11.50 per share. BREF also purchased $30 million of the BREF Debt and, at our option, BREF will purchase up to an additional $10 million of subordinated debt prior to January 23, 2004. The BREF Debt matures on January 23, 2006 and bears interest at an annual rate of 15%. The interest on the BREF Debt is payable semi-annually and there are no principal payments until maturity. If we decide to sell the additional $10 million of subordinated debt to BREF, it will bear interest at an annual rate of 20% and also matures on January 23, 2006. We have a right to defer two-thirds of the interest on the BREF Debt (and half on the additional $10 million if sold to BREF) during its term. The BREF Debt is secured by first liens on the equity interests of two of our subsidiaries. Although this effectively provides BREF with an indirect lien on all of our subordinated CMBS that are held by three of our other lower tier subsidiaries, Bear Stearns has a first lien on the equity interests of these three lower tier subsidiaries and on certain of the subordinated CMBS held by one of these lower tier subsidiaries. Our obligations under the BREF Debt are contractually subordinate to the prior payment in full of our obligations under the $300 million in secured financing provided by Bear Stearns. There are contractual restrictions on BREF's ability to realize upon its indirect interest in the Bear Stearns first lien collateral. We paid an origination fee of 0.67% to BREF related to the BREF Debt and an aggregate of $1 million for expenses in connection with the transactions. Pursuant to the Investment Agreement with BREF, we are also obligated to pay BREF a quarterly maintenance fee of $434,000. Please refer to our definitive proxy statement relating to our 2003 annual shareholders meeting for a discussion of existing and potential relationships, transactions and agreements (including a non-competition agreement) with BREF and/or certain of its affiliates. As previously stated, BREF is a principal stockholder and a creditor of ours, and Barry Blattman, our Chairman, CEO and President, is an affiliate of BREF. All transactions between us and BREF or any of its affiliates will be approved by disinterested directors and will be on terms no less favorable than those which could have been obtained from unrelated third parties.

     Bear Stearns provided $300 million in secured financing in the form of a repurchase transaction under the 2003 recapitalization. The Bear Stearns Debt matures in 2006, bears interest at a rate equal to one-month LIBOR plus 3%, payable monthly, and requires quarterly principal payments of $1.25 million. The principal payments will increase to $1.875 million per quarter if a collateralized debt obligation transaction (or CDO) is not completed by January 23, 2004. The interest rate will increase by 1%, to one-month LIBOR plus 4%, if Bear Stearns structures a CDO that meets certain rating requirements and we decline to enter into such transaction. Although CRIIMI MAE Inc. (unconsolidated) is not a primary obligor of the Bear Stearns Debt, it has guaranteed all obligations under the debt. We paid a commitment fee of 0.5% of the Bear Stearns Debt to Bear Stearns. We also paid $250,000 of Bear Stearns' legal expenses.

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

     Our ability to make mortgage related investments and acquisitions depends, among other things, on our ability to engage in such activities under the terms and conditions of our operative debt documents, our internally generated cash flows, and our ability to access additional capital. Factors which could affect our ability to access additional capital include, among other things, the cost and availability of such capital, the availability of investment product at attractive rates of return, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, the effects of terrorism, general economic conditions, perceptions in the capital markets of our business, restrictions under our operative debt documents, results of our operations, and our financial leverage, financial condition, and business prospects. There can be no assurance that we will be able to resume mortgage related investments and acquisitions or obtain additional capital, or that the terms of any such capital will be favorable to us.

     Summary of Cash Position and Shareholders' Equity

     As of March 31, 2003, our cash and cash equivalents aggregated approximately $11.5 million, including cash and cash equivalents of approximately $2.6 million held by CMSLP. In addition to our cash, we had additional liquidity at March 31, 2003 comprised of $3.5 million in Other MBS, which is included elsewhere in our balance sheet.

     As of March 31, 2003 and December 31, 2002, shareholders' equity was approximately $313.3 million or $16.50 per diluted share and approximately $291.7 million or $16.32 per diluted share, respectively. These diluted book value per share amounts are based on shareholders' equity presented in accordance with GAAP. These amounts include, among other things, the net assets related to our CMBS rated A+ through BBB, which we do not actually own, but they are required by GAAP to be included on our balance sheet (see "Summary of CMBS" below for a further discussion). These CMBS are reflected at fair value and the related match-funded debt at amortized cost, in each case in accordance with GAAP.

     Summary of CMBS

     As of March 31, 2003, we owned, in accordance with GAAP, CMBS (excludes Other MBS) with an aggregate face amount of approximately $1.5 billion rated from A+ to CCC and unrated. Such CMBS had an aggregate fair value of approximately $864 million (representing approximately 74% of our total consolidated assets) and an aggregate amortized cost of approximately $760 million. Such CMBS represent investments in securities issued in connection with CRIIMI MAE Trust I Series 1996-C1 (or CBO-1), CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2) and Nomura Asset Securities Corporation Series 1998-D6 (or Nomura). The following is a summary of the ratings of our CMBS as of March 31, 2003 (in millions):

         Rating                             Fair Value                       % of CMBS
         ------                             ----------                       ---------
         A+, BBB+ or BBB (a)                    $327.7                           38%
         BB+, BB or BB-                         $340.8                           39%
         B+, B, B- or CCC                       $176.2                           21%
         Unrated                                 $19.3                            2%

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

     As of March 31, 2003, the weighted average interest rate and the loss adjusted weighted average life (based on face amount) of the investment grade securities was 7.0% and 8.4 years, respectively. The weighted average interest rate and the loss adjusted weighted average life (based on face amount) of the BB+ through unrated CMBS securities, sometimes referred to as the retained portfolio, were 5.3% and 10.0 years, respectively. The aggregate investment by the rating of the CMBS is as follows:

                                                                             Discount Rate
                                                                              or Range of
                                        Weighted      Loss                    Discount Rates
                          Face Amount    Average    Adjusted   Fair Value        Used to     Amortized Cost   Amortized Cost
                             as of     Pass-Through  Weighted      as of         Calculate     as of 3/31/03   as of 12/31/02
Security Rating           3/31/03 (in   Rate as of    Average   3/31/03 (in      Fair Value    (in millions)   (in millions)
                           millions)    3/31/03     Life (1)   millions)      as of 3/31/03                       (5)
------------------------------------------------------------------------------------------------------------------------------
Investment Grade Portfolio
--------------------------
A+ (4)                     $   62.6      7.0%      3 years     $    66.0          5.1%         $  59.6          $ 59.4

BBB+ (4)                      150.6      7.0%      9 years         151.2          7.0%           132.6           132.3

BBB (4)                       115.2      7.0%     10 years         110.5          7.7%            95.6            95.3

Retained Portfolio
------------------
BB+                           319.0      7.0%     11 years         260.9    9.8%-10.2%           224.0           223.0

BB                             70.9      7.0%     13 years          54.5         10.8%            47.0            46.8

BB-                            35.5      7.0%     14 years          25.4         11.6%            20.9            20.8

B+                             88.6      7.0%     14 years          50.8         14.9%            46.3            46.0

B                             177.2      7.0%     17 years          94.9   15.5%-15.7%            85.4            85.1

B- (2)                        118.3      7.1%     22 years          27.3   16.0%-20.0% (8)        27.1            28.1

CCC (2)                        70.9      2.4%      2 years           3.2        (9)                3.0             3.8

Unrated/Issuer's
Equity (2) (3)                324.4      1.8%    0.4 years          19.3        (9)               18.7            20.0
                         ----------                             --------                      --------        --------
Total (7)                 $ 1,533.2      5.7%     10 years      $  864.0 (7)                  $  760.2 (6)     $ 760.6
                         ==========                             ========                      ========        ========


(1) The loss adjusted weighted average life represents the weighted average expected life of the CMBS based on our current estimate of future losses. As of March 31, 2003, the fair values of the B-, CCC and the unrated/issuer's equity in Nomura, CBO-1, and CBO-2 were derived solely from interest cash flow anticipated to be received since our current loss expectation assumes that the full principal amount of these securities will not be recovered. See also "Advance Limitations, Appraisal Reductions and Losses on CMBS" below.

(2) The CBO-1, CBO-2 and Nomura CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our subordinated CMBS. Such interest shortfalls will continue to accumulate until they (i) are repaid through excess interest and/or recoveries on the underlying CMBS or (ii) are realized as a loss of principal on the subordinated CMBS. Based on our overall expected loss estimate, the CBO-2 subordinated CMBS rated B- and CCC and the Nomura unrated CMBS are expected to incur approximately $55.4 million, $4.6 million, and $1.9 million, respectively, of losses directly attributable to accumulated and unpaid interest shortfalls over their expected lives. Such anticipated losses and shortfalls have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of March 31, 2003.

(3) The unrated subordinated CMBS from CBO-2 currently does not have a stated coupon rate since this security is only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority. As a result, effective coupon rates on these securities are highly sensitive to the effective coupon rates and monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-2.

(4) In connection with CBO-2, $62.6 million (originally A rated, currently A+ rated) and $60.0 million (originally BBB rated, currently BBB+ rated) face amount of investment grade CMBS were sold with call options and $345 million (originally A rated, currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, we initially retained $90.6 million (originally BBB rated, currently BBB+ rated) and $115.2 million (originally BBB- rated, currently BBB rated) face amount of CMBS, both with call options, with the intention to sell these CMBS at a later date. Such sale occurred March 5, 1999. Since we retained call options on certain sold CMBS (currently rated A+, BBB+ and BBB bonds), we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 125, and thus these CMBS are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, we have retained these CMBS with call options, from which we currently receive no cash flows, and reflected them in our subordinated CMBS on the balance sheet.

(5) Amortized cost reflects approximately $248.4 million of cumulative impairment charges related to certain CMBS (all bonds except those rated A+ and BBB+), which were recognized through December 31, 2002.

(6) See "REIT Status and Other Tax Matters" for information regarding the subordinated CMBS for tax purposes.

(7) As of March 31, 2003, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $18.7 million, $839.8 million and $5.5 million, respectively.

(8) The discount rate is applied to gross scheduled cash flows as opposed to loss adjusted cash flows for purposes of calculating fair values.

(9) As a result of the estimated loss of principal on these CMBS, we have used a significantly higher discount rate to determine a reasonable fair value of these CMBS. The weighted average loss adjusted yield-to-maturity of the CCC and unrated/issuer's equity is 5.8% and 8.6%, respectively.

     Determination of Fair Value of CMBS

     Our determination of fair values for our CMBS portfolio is a subjective process. The process begins with the compilation and evaluation of pricing information (such as nominal spreads to U.S. Treasury securities or nominal yields) that, in our view, is commensurate with the market's perception of value and risk of comparable assets. We use a variety of sources to compile such pricing information including: (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS or to the CMBS (or collateral) underlying our CMBS issued in connection with CRIIMI MAE Trust I
Series 1996-C1 (or CBO-1) and CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2)), (ii) communications with dealers and active CMBS investors regarding the pricing and valuation of comparable securities, (iii)
institutionally available research reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market's perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of underlying commercial mortgage loans. We make further fair value adjustments to such pricing information based on our specific knowledge of our CMBS and the impact of relevant events (such as our recent recapitalization and the value of competing offers), which is then used to determine the fair value of our CMBS using a discounted cash flow approach. Expected future gross cash flows are discounted at market yields for our rated CMBS, depending on the rating, and at a fixed discount rate for our unrated/issuer's equity. Furthermore, the fair value for those CMBS incurring principal losses and interest shortfalls (i.e., CBO-2 B-and CCC rated bonds, and our unrated/issuer's equity) based on our overall expected loss estimate are valued at a loss adjusted yield to maturity that, in our view, is commensurate with the market's perception of value and risk of comparable securities, using the same discounted cash flow approach. Such anticipated principal losses and interest shortfalls have been taken into consideration in the calculation of fair values and yields to maturity used to recognize interest income as of March 31, 2003. Since we calculated the estimated fair value of our CMBS portfolio as of March 31, 2003 and December 31, 2002, we have disclosed the range of discount rates by rating category used in determining the fair values as of March 31, 2003 in the table above.

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

     Sensitivity of Fair Value to Changes in the Discount Rate

     The required rate of return used to determine the fair value of our CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium. These variables are combined to determine a total rate that, when used to discount the CMBS's assumed stream of future cash flows, results in a net present value of such cash flows. The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market's perception of the issuers and the credit fundamentals of the commercial real estate underlying each pool of commercial mortgage loans. For purposes of this disclosure, we assumed that the discount rate used to determine the fair value of our CMBS increased by 100 basis points and 200 basis points. The increase in the discount rate by 100 and 200 basis points, respectively, would result in a corresponding decline in the value of our aggregate CMBS by approximately $49.4 million (or 5.7%) and $94.8 million (or 11.0%), respectively, and our subordinated CMBS by approximately $31.6 million (or 5.9%) and $60.6 million (or 11.3%), respectively.

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

     Mortgage Loan Pool

     Through CMSLP, our servicing subsidiary, we perform servicing functions on commercial mortgage loans underlying our CMBS totaling $16.9 billion and $17.4 billion as of March 31, 2003 and December 31, 2002, respectively. The mortgage loans underlying our subordinated CMBS are secured by properties of the types and in the geographic locations identified below:

                      03/31/03          12/31/02                                           03/31/03          12/31/02
Property Type      Percentage(i)      Percentage(i)         Geographic Location(ii)      Percentage(i)      Percentage(i)
-------------      -------------      -------------         -----------------------      -------------      -------------
Retail.........          31%                31%             California...............        16%                17%
Multifamily....          28%                28%             Texas....................        12%                12%
Hotel..........          16%                15%             Florida..................         8%                 8%
Office.........          14%                13%             Pennsylvania.............         5%                 5%
Other (iv).....          11%                13%             Georgia..................         4%                 4%
                        ----          ---------             Other(iii)...............        55%                54%
    Total......         100%   .           100%                                             ----           --------
                        ====          =========                 Total................       100%               100%
                                                                                            ====           ========

(i) Based on a percentage of the total unpaid principal balance of the underlying loans.
(ii)    No significant concentration by region.
(iii)   No other individual state makes up more than 5% of the total.
(iv) Our ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes subordinated CMBS in which our exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the Subordinated Healthcare/Senior-Housing CMBS). These other CMBS are not owned by us and are subordinate to our CMBS in this transaction. As a result, our investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the Subordinated Healthcare/Senior-Housing CMBS. We currently estimate that the interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans will exceed the Subordinated Healthcare/Senior Housing CMBS.

     Specially Serviced Mortgage Loans

     CMSLP performs special servicing on the loans underlying our subordinated CMBS portfolio. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. We believe that because we own the first loss unrated or lowest rated bond of virtually all of the CMBS transactions related to our subordinated CMBS, CMSLP has an incentive to efficiently and effectively resolve any loan workouts. As of March 31, 2003 and December 31, 2002, specially serviced mortgage loans included in the commercial mortgage loans described above were as follows:


                                                                 03/31/03                  12/31/02
                                                                 --------                 -----------
Specially serviced loans due to monetary default (a)         $  941.3 million            $ 736.1 million
Specially serviced loans due to covenant default/other          212.7 million               74.7 million
                                                             ----------------           ----------------
Total specially serviced loans (b)                           $1,154.0 million            $ 810.8 million
                                                             ================           ================
Percentage of total mortgage loans (b)                            6.8%                       4.7%
                                                             ================           ================


(a) Includes $156.3 million and $130.5 million, respectively, of real estate owned by the underlying securitization trusts. See also the table below regarding property type concentrations for further information on real estate owned by underlying trusts.
(b) As of April 30, 2003, total specially serviced loans were approximately $1.1 billion, or 6.3% of the total mortgage loans. See discussion below for additional information regarding specially serviced loans.

     The specially serviced mortgage loans as of March 31, 2003 were secured by properties of the types and located in the states identified below:

Property Type      $ (in millions)    Percentage          Geographic Location     $ (in millions)         Percentage
-------------      ---------------    ----------          -------------------     ---------------         ----------
Hotel..........      $  767.5  (1)        66%             Florida.............      $   154.6                 13%
Retail.........         230.9  (2)        20%             Texas...............          115.2                 10%
Office.........          53.6              5%             Oregon...............          96.0                  8%
Multifamily....          46.3              4%             California...........          82.1                  7%
Healthcare.....          31.6              3%             Georgia .............          57.9                  5%
Industrial.....          14.5              1%             Massachusetts........          54.5                  5%
Other..........           9.6              1%             Other................         593.7                 52%
                    ----------         --------                                    ----------           -----------
    Total......      $1,154.0            100%                Total.............      $1,154.0                100%
                    ==========         ========                                    ==========           ===========

(1) Approximately $106.3 million of these loans in special servicing are real estate owned by the underlying securitization trusts.
(2) Approximately $32.6 million of these loans in special servicing are real estate owned by the underlying securitization trusts.

     As reflected above, as of March 31, 2003, approximately $767.5 million, or 66%, of the specially serviced mortgage loans were secured by mortgages on hotel properties. The hotel properties that secure the mortgage loans underlying our subordinated CMBS are geographically diverse, with a mix of hotel property types and franchise affiliations. The following table summarizes the hotel mortgage loans underlying our subordinated CMBS as of March 31, 2003:

                                     Total Outstanding      Percentage of          Amount in
                                     Principal Balance    Total Hotel Loans     Special Servicing
                                     ------------------   -----------------     -----------------
Full service hotels (1)               $ 1.4 billion              54%            $ 279.8 million
Limited service hotels (2)              1.2 billion              46%              487.7 million
                                      -----------------   -----------------     -----------------
    Totals                            $ 2.6 billion             100%            $ 767.5 million
                                      =================   =================     =================

(1) Full service hotels are generally mid-price, upscale or luxury hotels with restaurant and lounge facilities and other amenities.
(2) Limited service hotels are generally hotels with room-only operations or hotels that offer a bedroom and bathroom, but limited other amenities, and are often in the budget or economy group.

     Of the $767.5  million of hotel loans in special  servicing as of March 31,
2003,   approximately   $528.9  million,  or  69%,  relate  to  seven  borrowing
relationships more fully described as follows:

o Sixteen loans and eight real estate owned properties with scheduled principal balances totaling approximately $91.2 million spread across four CMBS transactions secured by hotel properties throughout the U.S. As of March 31, 2003, our total exposure, including advances, on these
         loans was approximately $95.3 million.   In one of these CMBS
         transactions, which contains 10 loans with scheduled principal balances totaling $38.2 million, we hold only a 25% ownership interest in the non-rated class. In the other three CMBS transactions, we hold a 100% ownership interest in the non-rated class. The loans were transferred into special servicing in December 2001 due to the bankruptcy filing of each special purpose borrowing entity and their parent company. Since the bankruptcy filing, as part of a consensual plan, eight properties with scheduled principal balances totaling $26.2 million have become real estate owned by the underlying securitization trusts and sixteen loans with scheduled principal balances totaling $65.0 million were granted maturity date extensions, were returned to performing status, and were transferred out of special servicing in April 2003.

o Twenty-seven loans with scheduled principal balances as of March 31, 2003 totaling approximately $136.9 million spread across three CMBS transactions secured by hotel properties in the west and Pacific northwest states. As of March 31, 2003, our total exposure, including advances, on these loans was approximately $166.6 million. The borrower filed for bankruptcy protection in October 2001. The borrower indicated that the properties had experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks. We entered into a consensual settlement agreement dated February 25, 2003 pursuant to which the loan terms will be amended and modified, which was subsequently approved and confirmed by the bankruptcy court on March 28, 2003. In addition, subsequent to March 31, 2003, the borrower sold one of the properties that secured these loans. Application of the net sales proceeds for that property has reduced the total exposure by approximately $800,000. In addition, the borrower has remitted approximately $1.5 million in funds from debtor in possession accounts, which has been applied to arrearages. The parties are currently proceeding toward closing a comprehensive loan modification that should return the loans to performing status in the near future.

o Five loans with scheduled principal balances totaling approximately $45.5 million secured by hotel properties in Florida and Texas. As of March 31, 2003, our total exposure, including advances, on these loans was approximately $49.6 million. The loans are past due for the July 2002 and all subsequent payments. We have reached a preliminary agreement with the borrower on a consensual modification of the loan terms, and are working toward a formal modification agreement that is expected to return the loans to performing status in 2003.

o Nine loans with scheduled principal balances totaling approximately $19.0 million secured by limited service hotels in midwestern states. As of March 31, 2003, our total exposure, including advances, on these loans was approximately $21.4 million. The loans are past due for the April 2002 and all subsequent payments. The borrower cites reduced occupancy related to the recent downturn in travel as the cause for a drop in operating performance at the properties. We were attempting to negotiate a workout with the borrower when the borrower filed for bankruptcy protection in February 2003.

o One loan with a scheduled principal balance as of March 31, 2003 totaling approximately $80.7 million secured by 13 extended stay hotels located throughout the U.S. This loan was transferred to special servicing in January 2003 due to the borrower's request for forbearance and the resulting possibility of an imminent payment default. In its request, the borrower cited continuing reduced operating performance at its hotel properties, which it did not expect to improve in the foreseeable future. We entered into a short-term forbearance agreement with the borrower, and a consensual term sheet to restructure and modify the loan terms. We recently closed a loan modification agreement with the borrower that is expected to return the loan to performing status in the future.

o One loan with a scheduled principal balance as of March 31, 2003 totaling approximately $129.8 million, secured by 93 limited service hotels located in 29 states. The loan was transferred to special servicing in January 2003. The loan is current for payments, but was transferred to special servicing due to the unauthorized leasing of some of the collateral properties by the borrower, and unapproved franchise changes by the borrower, among other reasons. We have entered into a Confidentiality and Pre-Negotiation Agreement with this borrower in an attempt to reach a consensual resolution of this matter.

o One loan with a scheduled principal balance of approximately $25.8 million, secured by a hotel in Boston, MA. As of March 31, 2003, our total exposure, including advances, on this loan was approximately $26.0 million. This loan was transferred into special servicing in March 2003. The borrower has stated an inability to make payments, and has requested a loan restructure due to reduced operating performance at the property.

     For each of the borrowing relationships described in the paragraphs above, we believe that we have made an appropriate estimate of losses that we may incur in the future, which are used in determining our CMBS yields and fair values. There can be no assurance that the losses incurred in the future will not exceed our current estimates.

     The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2002 to March 31, 2003:

                                                         (in millions)
                                                          -------------
Specially Serviced Loans, December 31, 2002                   $ 810.8
   Transfers in due to monetary default                         239.7
   Transfers in due to covenant default and other               158.6
   Transfers out of special servicing                           (48.5)
   Loan amortization  (1)                                        (6.6)
                                                          -------------
Specially Serviced Loans, March 31, 2003                     $1,154.0
                                                          =============

(1) Represents the reduction of the scheduled principal balances due to advances made by the master servicers.

     For loans in special servicing, we are pursuing remedies available to us in order to maximize the recovery of the outstanding debt.

Advance Limitations, Appraisal Reductions and Losses on CMBS

     We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions. An appraisal reduction event generally results in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan. As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement. In general, the master servicer can advance up to a maximum of the difference between 90% of the property's appraised value and the sum of accumulated principal and interest advances and expenses. As an example, assuming a weighted average coupon of 6% on a first loss subordinated CMBS, a $1 million appraisal reduction would reduce our net cash flows by $60,000 on an annual basis. The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss on our subordinated CMBS than the calculated appraisal reduction amount. Appraisal reductions for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows:

(in thousands)                                             CBO-1       CBO-2       Nomura        Total
--------------                                             -----       ------      ------        -----
Year 2000                                                 $ 1,872     $18,871      $   --      $ 20,743
Year 2001                                                  15,599      31,962         874        48,435
Year 2002                                                   9,088      48,953      13,530        71,571
January 1, 2003 through March 31, 2003                      3,190      29,224       3,845        36,259
                                                          -------    --------     -------     ----------
Cumulative Appraisal Reductions through March 31, 2003    $29,749    $129,010     $18,249     $ 177,008
                                                          =======    ========     =======     ==========


     * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, when CMSLP obtains a third-party appraisal, it calculates one.

     As previously discussed, certain securities from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives. The following tables summarize the actual realized losses on our CMBS through March 31, 2003 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future losses through the life of the CMBS:

(in thousands)                                                 CBO 1         CBO 2         Nomura         Total
--------------                                                 -----         -----         ------         -----
Year 1999 actual realized losses                               $  738        $    --       $   --       $    738
Year 2000 actual realized losses                                3,201          1,087           --          4,288
Year 2001 actual realized losses                                  545          8,397          238          9,180
Year 2002 actual realized losses                               11,554         25,113          563         37,230
Actual realized losses, January 1 through March 31, 2003          465          6,693          662          7,820
                                                             --------       --------      -------       --------
Cumulative actual realized losses through March 31, 2003     $ 16,503       $ 41,290      $ 1,463       $ 59,256
                                                             ========       ========      =======       ========

Cumulative expected realized loss estimates (including
cumulative actual realized losses) through the year 2003     $ 70,448       $171,368      $ 7,239       $249,055
Expected loss estimates for the year 2004                      17,771         89,783       20,016        127,570
Expected loss estimates for the year 2005                      11,887         37,545        4,452         53,884
Expected loss estimates for the years 2006-2008                 5,268         32,684       10,257         48,209
Expected loss estimates for the years 2009-2011                 3,543          5,904        3,206         12,653
Expected loss estimates for the remaining life of CMBS          2,865          7,557        1,364         11,786
                                                             --------       --------      -------      ---------
Cumulative expected loss estimates (including cumulative
 actual realized losses) through life of CMBS                $111,782       $344,841      $46,534      $ 503,157
                                                             ========       ========      =======      =========


     Our overall expected loss estimate of $503 million through the life of our subordinated CMBS includes our estimate of total principal write-downs to our subordinated CMBS due to realized losses related to underlying mortgage loans, and is included in the calculation of the weighted average anticipated yield to maturity, as discussed below. There can be no assurance that our revised overall expected loss estimate of $503 million will not be exceeded as a result of additional or existing adverse events or circumstances. Such events or circumstances include, but are not limited to, the receipt of new or updated appraisals at lower than anticipated amounts, legal proceedings (including bankruptcy filings) involving borrowers, a continued weak economy or recession, continued hostilities in the Middle East or elsewhere, terrorism, unexpected delays in the disposition of specially serviced mortgage loans, additional defaults, or an unforeseen reduction in expected recoveries, any of which could result in additional future credit losses and/or further impairment to our subordinated CMBS, the effect of which could be materially adverse to us.

Yield to Maturity

     The following table summarizes yield-to-maturity information relating to our CMBS on an aggregate pool basis:

                                                           Current
                                      Anticipated        Anticipated
                                       Yield-to-          Yield-to-
                                       Maturity           Maturity
   Pool                              as of 1/1/02 (1)    as of 1/1/03 (1)
   ----                              ----------------    ----------------

CBO-2 CMBS                                12.1%              11.6%

CBO-1 CMBS                                14.3%              11.6%

Nomura CMBS                               28.7%               8.0%
                                         ------             ------
Weighted Average (2)                      12.4%              11.6%

(1) Represents the anticipated weighted average yield over the expected average life of the CMBS as of January 1, 2002 and January 1, 2003 based on our estimate of the timing and amount of future credit losses.

(2) GAAP requires that the income on CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in accounting income recognition which is greater than or less than cash received. During the three months ended March 31, 2003, we received cash of approximately $3.0 million in excess of income recognized on subordinated CMBS, partially offset by approximately $2.6 million of discount amortization due to the effective interest method. During the three months ended March 31, 2002, we recognized approximately $2.7 million of discount amortization, partially offset by approximately $645,000 of cash received in excess of income recognized on subordinated CMBS due to the effective interest method.

     Summary of Other Assets

     Portfolio Investment

     As of March 31, 2003 and December 31, 2002, our other assets consisted primarily of insured mortgage securities, equity investments, Other MBS, cash and cash equivalents (as previously discussed), principal and interest receivables and real estate owned.

     We had $227.7 million and $275.3 million (in each case, at fair value) invested in insured mortgage securities as of March 31, 2003 and December 31, 2002, respectively. The reduction in fair value is primarily attributable to the prepayment of insured mortgages which had fair values of $48.3 million at December 31, 2002. As of March 31, 2003, 87% of our investment in insured mortgage securities were GNMA mortgage-backed securities and approximately 13% were FHA-insured certificates.

     As of March 31, 2003 and December 31, 2002, we had approximately $6.0 million and $6.2 million, respectively, in investments accounted for under the equity method of accounting. Included in equity investments are (a) the general partnership interests (2.9% to 4.9% ownership interests) in the AIM Limited Partnerships, and (b) a 20% limited partnership interest in the advisor to the AIM Limited Partnerships. The decrease in these investments is primarily the result of partner distributions declared by the AIM Limited Partnerships due to loan pay-offs and normal cash flow distributions. The carrying values of our equity investments are expected to continue to decline over time as the AIM Limited Partnerships' asset bases decrease and proceeds are distributed to partners.

     Our Other MBS include primarily investment grade CMBS and investment grade residential mortgage-backed securities. As of March 31, 2003 and December 31, 2002, the fair values of our Other MBS were approximately $3.5 million and $5.2 million, respectively.

     As previously discussed, we own a shopping center in Orlando, Florida, which we account for as real estate owned. As of March 31, 2003 and December 31, 2002, we had approximately $8.7 million and $8.8 million, respectively, in real estate owned assets included in other assets ($8.5 million and $8.4 million, respectively, relating to the actual building and land). In addition, we had $7.2 million of mortgage payable (net of discount) related to the real estate as of March 31, 2003 and December 31, 2002. We hope to reposition and stabilize this asset to increase its value, although there can be no assurance we will be able to do so.

     Mortgage Servicing

     As of March 31, 2003 and December 31, 2002, CMSLP's other assets consisted primarily of investments in CMBS, advances receivable, fixed assets, investments in interest-only strips and investments in subadvisory contracts. The servicing other assets have decreased by approximately $4.2 million from $13.8 million at December 31, 2002 to $9.6 million at March 31, 2003. The decrease is primarily the result of the sale of investment grade CMBS in January 2003 in connection with our recapitalization, which had a fair value of approximately $3.3 million as of December 31, 2002.

     Summary of Liabilities

     Portfolio Investment

     As of March 31, 2003 and December 31, 2002, our liabilities consisted primarily of debt, accrued interest and accrued payables. Total recourse debt decreased by approximately $46.0 million to $330.0 million as of March 31, 2003 from $376.0 million as of December 31, 2002 due to the repayment of the Exit Debt during the first quarter of 2003 principally through the incurrence of the Bear Stearns and BREF Debt. Total non-recourse debt decreased by approximately $40.2 million to $505.8 million at March 31, 2003 from $546.0 million at December 31, 2002. This decrease is primarily attributable to significant prepayments of mortgages underlying the insured mortgage securities during the first quarter of 2003, which resulted in a corresponding reduction in the principal balances of the securitized mortgage obligations. Our payables and accrued liabilities decreased by approximately $9.1 million to $17.6 million as of March 31, 2003 from $26.7 million as of December 31, 2002 primarily due to the January

2003 recapitalization. During the three months ended March 31, 2003, we reversed approximately $7.5 million of extension fees that were accrued at December 31, 2002 on the Exit Debt since they were no longer payable. In addition, we paid $2.9 million of interest that was accrued, as of December 31, 2002, on the Series B Senior Secured Notes.

     Mortgage Servicing

     As of March 31, 2003 and December 31, 2002, CMSLP's liabilities consisted primarily of operating accounts payable and accrued expenses. The servicing liabilities decreased by approximately $135,000 to $622,000 as of March 31, 2003 from $757,000 as of December 31, 2002.

     Dividends/Other

     On March 4, 2003, the Board of Directors declared a cash dividend for the second quarter of 2002 on our Series B, Series F and Series G Preferred Stock payable on March 31, 2003 to shareholders of record on March 17, 2003. No cash dividends were paid to common shareholders during the three months ended March 31, 2003. Unlike the Exit Debt, which significantly restricted the amount of cash dividends that could be paid, we may pay cash dividends if we have made the required principal and interest payments on the Bear Stearns Debt. However, we cannot pay cash dividends to our common shareholders until the preferred stock dividends in arrears are paid.

     Other factors which could impact dividends, if any, include (i) the level of income earned on uninsured mortgage assets, such as subordinated CMBS (including, but not limited to, the amount of original issue discount income, interest shortfalls and realized losses on subordinated CMBS), (ii) net operating losses, (iii) the fluctuating yields on short-term, variable-rate debt and the rate at which our LIBOR-based debt is priced, as well as the rate we pay on our other borrowings and fluctuations in long-term interest rates, (iv) changes in operating expenses, including hedging costs, (v) margin calls, (vi) the level of income earned on our insured mortgage securities depending primarily on prepayments and defaults, (vii) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, distributions from our subsidiaries can be reinvested, (viii) cash dividends paid on preferred shares, (ix) to the extent applicable, whether our taxable mortgage pools continue to be exempt from corporate level taxes, (x) realized losses on certain transactions, and (xi) the timing and amounts of cash flows attributable to our other lines of business - mortgage servicing and other fee income.

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

     To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement). According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests. In accordance with current SEC staff interpretations, we believe that all of our subordinated CMBS constitute Other Real Estate Interests and that certain of our subordinated CMBS also constitute Qualifying Interests. On certain of our subordinated CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related subordinated CMBS constitute Qualifying Interests. As of March 31, 2003, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.

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

     Our significant accounting policies are described in Note 2 to Notes to Consolidated Financial Statements. We believe our most critical accounting estimates (a critical accounting policy being one that is both very important to the portrayal of our financial condition and results of operations and requires management's most difficult, subjective or complex judgments) include the determination of fair value of our subordinated CMBS and interest income recognition related to our subordinated CMBS.

o Fair Value of subordinated CMBS - Due to the limited liquidity of the subordinated CMBS market and the resulting lack of a secondary market, we estimate the values of our subordinated CMBS internally. These estimates require significant judgment regarding assumptions for defaults on the underlying commercial mortgage loan collateral, timing of loss realization and resultant loss severity and discount rates. Note 4 to Notes to Consolidated Financial Statements contains a detailed discussion of the methodology used to determine the fair value of our subordinated CMBS as well as a sensitivity analysis related to the fair value of these subordinated CMBS due to changes in discount rates.
o Interest Income recognition related to subordinated CMBS - Interest income recognition under EITF No. 99-20 requires us to make estimates regarding expected prepayment speeds as well as expected losses on the underlying commercial mortgage loan collateral (which directly impact the cash flows on our subordinated CMBS in the form of interest shortfalls and loss of principal) and the impact these factors would have on future cash flow. Note 4 to Notes to Consolidated Financial Statements details the expected realized losses by year that we expect to incur related to our subordinated CMBS. The cash flows we project to arrive at the effective interest rate to recognize interest income are adjusted for these expected losses. The judgment regarding future expected credit losses is subjective as credit performance is particular to an individual deal's specific underlying commercial mortgage loan collateral. In general, if we increase our expected losses or determine such losses will occur sooner than previously projected and the CMBS's fair value is below cost, then the CMBS will be considered impaired and adjusted to fair value with the impairment charge recorded through earnings.

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. As discussed previously, we expect to recognize approximately $180,000 of restructuring expenses in the second quarter of 2003 as a result of CMSLP's restructuring of its property servicing group.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123 "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In accordance with SFAS No. 148, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and have made the applicable disclosures in Note 2 to the consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market. We will have fluctuations in the amount of interest expense paid on our variable rate debt primarily due to changes in one-month LIBOR. We will also experience fluctuations in the market value of our mortgage assets related to changes in the yields of U.S. Treasury securities as well as changes in the spread between U.S. Treasury securities and the mortgage assets. The combination of the risk free rate (U.S. Treasury yields) and the related spread is the discount rate used to determine the fair value of our mortgage assets. The U.S. Treasury yield used to determine the fair value of our mortgage assets is the current yield on a U.S. Treasury which has the same weighted average life of the related mortgage asset. As of March 31, 2003, there was no significant change in the average U.S. Treasury rate used to price our CMBS, excluding the CCC and unrated/issuer's equity CMBS, or credit spreads compared to December 31, 2002. The fair values of our B- and CCC CMBS in CBO-2 and our unrated/issuer's equity are determined using a loss adjusted yield to maturity, which is commensurate with the market's perception of value and risk of comparable assets. As described, interest rates impact the fair values of our CMBS, which affects our collateral coverage. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Financial Condition, Liquidity and Capital Resources" for a discussion of our collateral coverage requirements under the Bear Stearns Debt.

Insured Mortgage Securities

     If we assumed that the discount rate used to determine the fair values of our insured mortgage securities increased by 100 basis points and 200 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the fair values of our insured mortgage securities by approximately $228,000 (or 0.1%) and approximately $446,000 (or 0.2%), respectively, as of March 31, 2003.

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

     If we assumed that the discount rate used to determine the fair values of our CMBS (A+ through unrated bonds) increased by 100 basis points and 200 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the fair values of our CMBS (A+ through unrated bonds) by approximately $49.4 million (or 5.7%) and approximately $94.8 million (or 11.0%), respectively, as of March 31, 2003. A 100 basis point and 200 basis point increase in the discount rate would have resulted in a corresponding decrease in the value of our subordinated CMBS (BB+ through unrated bonds) by approximately $31.6 million (or 5.9%) and $60.6 (or 11.3%), respectively, as of March 31, 2003.

Variable Rate Debt

     We have an interest rate cap to mitigate the adverse effects of rising interest rates on the amount of interest expense payable under our variable rate debt. This interest rate cap, which was effective on May 1, 2002, is for a notional amount of $175.0 million, caps LIBOR at 3.25%, and matures on November 3, 2003. This cap provides protection to the extent interest rates, based on a readily determinable interest rate index (typically one-month LIBOR), increase above the stated interest rate cap, in which case, we will receive payments based on the difference between the index and the cap. The terms of the cap as well as the stated interest rate of the cap, which is currently above the current rate of the index, will limit the amount of protection that the cap offers. The average one-month LIBOR index was 1.34% during the three months ended March 31, 2003, which was a 4 basis point decrease from December 31, 2002.

     A 100 basis point change in the one-month LIBOR index would have changed our interest expense on our Bear Stearns Debt by approximately $642,000 during the three months ended March 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934 are effective. Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls; however, we intend to continue to implement certain actions in the current quarter designed to improve our credit loss estimation process, as discussed below.

     Although we believe our overall credit loss estimate is reasonable and correct, based upon our evaluation of our internal controls in connection with our recent Annual Report on Form 10-K and written observations, recommendations and a report received from our independent auditors, we commenced implementing actions to improve our credit loss estimation process. This process is important to our CMBS income recognition, CMBS fair value determination and CMBS impairment assessment. We and our independent auditors determined that significant improvement was needed in this process, particularly in connection with mortgage loan valuation and credit loss estimation. To address these matters, we have made significant progress in the initial re-underwriting of the mortgage loans underlying our CMBS and have commenced additional actions designed to improve our credit loss estimation process including (a) creating a new underwriting internal valuation group, (b) developing additional policies and procedures to better standardize our process, and (c) employing, as appropriate, additional resources and expertise to the management of the loan loss estimation process. We intend to complete the initial re-underwriting process and the implementation of most of the additional actions during 2003. Our independent auditors were not specifically engaged to evaluate or assess the internal controls over our overall loss estimate.

                                     PART II


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit No.                Description

         10.1 Deposit Trust Agreement dated as of December 20, 1996 between CRIIMI MAE QRS1, Inc. and Wilmington Trust Company, as Owner Trustee (filed herewith).

         10.2 Deposit Trust Agreement dated as of May 8, 1998 between CRIIMI MAE CMBS Corp. and Wilmington Trust Company, as Owner Trustee (filed herewith).

         99.1 Special Serviced Loan Report relating to specially serviced loans underlying the Company's CMBS as of March 31, 2003 (filed herewith).

         99.2 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).

         99.3 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).


(b)      REPORTS ON FORM 8-K

         Date                       Purpose

         January 6, 2003            To report:  (1) a press release dated
                                    January 3, 2003 announcing a review by the Special Committee of the Board of Directors of a revised non-binding proposal received from ORIX Capital Markets, L.L.C. (ORIX) to purchase our issued and outstanding shares of common and preferred stock, and (2) a press release dated January 6, 2003 announcing that the Special Committee will continue to negotiate with ORIX regarding

                                    ORIX's proposal to purchase our outstanding shares of common and preferred stock.

         January 17, 2003           To report a press release dated January 15,
                                    2003, announcing that, on January 14, 2003, we closed in escrow a recapitalization.

         January 30, 2003           To report a press release dated January 23,
                                    2003 announcing the completion of our
                                    recapitalization.

         March 6, 2003              To report a press release dated March 5,
                                    2003 announcing (1) the payment of a cash dividend previously deferred for the second quarter of 2002 on our Series B, Series F and Series G Preferred Stock and (2) an increase in our estimated losses over the life of our CMBS portfolio.

         March 28, 2003             To report a press release dated March 26,
                                    2003 announcing our earnings for the fourth quarter and year ended December 31, 2002.

                               Signature

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CRIIMI MAE INC.



May 13, 2003                         /s/Cynthia O. Azzara
---------------------------          ----------------------------------------
DATE                                 Cynthia O. Azzara
                                     Senior Vice President,
                                     Chief Financial Officer and
                                     Treasurer (Principal Accounting Officer)

                           CERTIFICATION

         I, Barry S. Blattman, certify that:

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Date:  May 13, 2003                    /s/Barry S. Blattman
       ------------------------        ------------------------------------
                                       Barry S. Blattman
                                       Chairman of the Board, Chief Executive
                                       Officer and President

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Date:  May 13, 2003                     /s/Cynthia O. Azzara
       ------------------------         --------------------------------------
                                        Cynthia O. Azzara
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer