Form 10-Q
period 2003-06-30
CRIIMI MAE INC
filed 2003-08-14
CIK 847322

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

For the quarter ended June 30, 2003           Commission file number 1-10360

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding as of August 12, 2003
         -----                              ---------------------------------
Common Stock, $0.01 par value                            15,204,985

                                 CRIIMI MAE INC.

                          Quarterly Report on Form 10-Q



                                                                          Page
PART I. Financial Information

Item 1. Financial Statements

           Consolidated Balance Sheets as of June 30, 2003
            (unaudited) and December 31, 2002.............................  3

           Consolidated Statements of Income for the three months and six months ended June 30, 2003 and 2002 (unaudited)...............  4

           Consolidated Statements of Changes in Shareholders' Equity
            for the six months ended June 30, 2003 (unaudited)............  5

           Consolidated Statements of Cash Flows for the six
            months ended June 30, 2003 and 2002 (unaudited)...............  6

           Notes to Consolidated Financial Statements (unaudited).........  7

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................... 39

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..... 66

Item 4.    Controls and Procedures........................................ 68

PART II.   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders ........... 69

Item 6.    Exhibits and Reports on Form 8-K............................... 69

Signature  ............................................................... 71

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                            CRIIMI MAE INC.
                      CONSOLIDATED BALANCE SHEETS

                                                                               June 30,              December 31,
                                                                                 2003                    2002
                                                                         ----------------------  ----------------------
                                                                               (Unaudited)
Assets:
  Mortgage assets:
    Subordinated CMBS pledged to secure recourse debt, at fair value          $ 533,553,192           $ 535,507,892
    CMBS pledged to secure Securitized Mortgage
         Obligation - CMBS, at fair value                                       339,661,921             326,472,580
    Other MBS, at fair value                                                      2,510,958               5,247,771
    Insured mortgage securities, at fair value                                  221,185,172             275,340,234
  Equity investments                                                              5,101,234               6,247,868
  Other assets                                                                   27,886,513              24,987,348
  Receivables                                                                    14,881,924              16,293,489
  Servicing other assets                                                          8,342,242              13,775,138
  Servicing cash and cash equivalents                                             3,728,241              12,582,053
  Other cash and cash equivalents                                                 8,912,224              16,669,295
  Restricted cash and cash equivalents                                                    -               7,961,575
                                                                         -------------------  -  -------------------
Total assets                                                                $ 1,165,763,621         $ 1,241,085,243
                                                                         ===================     ===================


Liabilities:
  Bear Stearns variable rate secured debt                                   $   298,750,000         $             -
  BREF senior subordinated secured note                                          31,266,667                       -
  Securitized mortgage obligations:
    Collateralized bond obligations-CMBS                                        287,092,325             285,844,933
    Collateralized mortgage obligations-
       insured mortgage securities                                              204,312,861             252,980,104
  Mortgage payable                                                                7,273,309               7,214,189
  Payables and accrued expenses                                                  10,363,786              26,675,724
  Servicing liabilities                                                             877,202                 756,865
  Exit variable-rate secured borrowing                                                    -             214,672,536
  Series A senior secured notes                                                           -              92,788,479
  Series B senior secured notes                                                           -              68,491,323
                                                                         -------------------     -------------------
Total liabilities                                                               839,936,150             949,424,153
                                                                         -------------------     -------------------
Shareholders' equity:
  Preferred stock, $0.01 par; 75,000,000 shares
     authorized; 3,424,992 shares issued and outstanding                             34,250                  34,250
  Common stock, $0.01 par; 300,000,000 shares
     authorized; 15,201,685 and 13,945,068 shares
      issued and outstanding, respectively                                          152,017                 139,451
  Accumulated other comprehensive income                                        121,445,455             102,122,057
  Deferred compensation                                                                   -                 (19,521)
  Warrants outstanding                                                            2,564,729                       -
  Additional paid-in capital                                                    630,762,116             619,197,711
  Accumulated deficit                                                          (429,131,096)           (429,812,858)
                                                                         -------------------     -------------------
Total shareholders' equity                                                      325,827,471             291,661,090
                                                                         -------------------     -------------------
Total liabilities and shareholders' equity                                  $ 1,165,763,621         $ 1,241,085,243
                                                                         ===================     ===================

     The accompanying notes are an integral part of these consolidated financial statements.

                     CRIIMI MAE INC.
            CONSOLIDATED STATEMENTS OF INCOME
                       (Unaudited)

                                                                       For the three                      For the six
                                                                   months ended June 30,              months ended June 30,
                                                                   2003            2002               2003            2002
                                                              ---------------  --------------    ---------------  --------------
Interest income:
  CMBS                                                          $ 22,113,768    $ 25,600,119       $ 44,185,745    $ 51,136,504
  Insured mortgage securities                                      4,275,108       6,143,229          8,927,001      12,638,723
                                                              ---------------  --------------    ---------------  --------------
  Total interest income                                           26,388,876      31,743,348         53,112,746      63,775,227
                                                              ---------------  --------------    ---------------  --------------
Interest and related expenses:
  Bear Stearns variable rate secured debt                          3,669,301               -          6,496,936               -
  BREF senior subordinated secured note                            1,207,790               -          2,258,889               -
  Exit variable-rate secured borrowing                                     -       3,825,304            859,106       7,696,951
  Series A senior secured notes                                            -       2,928,412          2,130,722       5,892,821
  Series B senior secured notes                                            -       3,444,073          2,697,006       6,809,205
  Fixed-rate collateralized bond obligations-CMBS                  6,202,624       6,573,995         12,743,002      12,939,900
  Fixed-rate collateralized mortgage obligations
    - insured securities                                           4,115,623       6,160,178          9,675,763      12,654,718
  Other interest expense                                             234,954         253,400            471,377         497,982
                                                              ---------------  --------------    ---------------  --------------
  Total interest expense                                          15,430,292      23,185,362         37,332,801      46,491,577
                                                              ---------------  --------------    ---------------  --------------
Net interest margin                                               10,958,584       8,557,986         15,779,945      17,283,650
                                                              ---------------  --------------    ---------------  --------------
  General and administrative expenses                             (2,859,711)     (2,679,860)        (5,808,353)     (5,882,474)
  Depreciation and amortization                                     (145,534)       (368,564)          (318,824)       (608,540)
  Servicing revenue                                                2,765,026       2,494,037          4,889,587       5,257,573
  Servicing general and administrative expenses                   (2,093,154)     (2,134,890)        (4,324,125)     (4,625,984)
  Servicing amortization, depreciation, and impairment expenses     (554,490)       (402,931)          (887,752)       (910,810)
  Servicing restructuring expenses                                  (144,371)       (141,240)          (144,371)       (141,240)
  Servicing gain on sale of servicing rights                               -       4,817,598                  -       4,817,598
  Income tax benefit (expense)                                        13,854        (975,220)           186,230        (908,776)
  Equity in (losses) earnings from investments                        (6,933)        118,438            121,335         232,742
  Other income, net                                                  352,483         585,528            695,659       1,430,431
  Net gains (losses) on mortgage security dispositions                38,290        (146,473)           226,500        (256,292)
  Impairment on CMBS                                              (8,947,878)     (5,151,091)        (8,947,878)     (5,151,091)
  Hedging expense                                                   (274,166)       (306,569)          (626,488)       (396,327)
  BREF maintenance fee                                              (424,356)              -           (795,667)              -
  Recapitalization expenses                                         (531,863)       (244,444)        (3,148,841)       (244,444)
  Gain on extinguishment of debt                                           -               -          7,337,424               -
                                                              ---------------  --------------    ---------------  --------------
                                                                 (12,812,803)     (4,535,681)       (11,545,564)     (7,387,634)
                                                              ---------------  --------------    ---------------  --------------
Net (loss) income before cumulative effect of change
  in accounting principle                                         (1,854,219)      4,022,305          4,234,381       9,896,016

Cumulative effect of adoption of SFAS 142                                  -               -                  -      (9,766,502)
                                                              ---------------  --------------    ---------------  --------------
Net (loss) income before dividends paid or accrued
  on preferred shares                                             (1,854,219)      4,022,305          4,234,381         129,514
Dividends paid or accrued on preferred shares                     (1,726,560)     (1,726,560)        (3,552,619)     (4,661,750)
                                                              ---------------  --------------    ---------------  --------------
Net (loss) income to common shareholders                        $ (3,580,779)    $ 2,295,745          $ 681,762    $ (4,532,236)
                                                              ===============  ==============    ===============  ==============
Net (loss) income to common shareholders per common share:
      Basic - before cumulative effect of change
        in accounting principle                                      $ (0.24)         $ 0.16             $ 0.05          $ 0.39
                                                              ===============  ==============    ===============  ==============
      Basic - after cumulative effect of change
        in accounting principle                                      $ (0.24)         $ 0.16             $ 0.05         $ (0.34)
                                                              ===============  ==============    ===============  ==============
      Diluted - before cumulative effect of change
        in accounting principle                                      $ (0.24)         $ 0.16             $ 0.04          $ 0.38
                                                              ===============  ==============    ===============  ==============
      Diluted - after cumulative effect of change
        in accounting principle                                      $ (0.24)         $ 0.16             $ 0.04         $ (0.34)
                                                              ===============  ==============    ===============  ==============
  Shares used in computing basic income (loss) per share          15,176,070      13,915,490         15,068,051      13,487,773
                                                              ===============  ==============    ===============  ==============


     The accompanying notes are an integral part of these consolidated financial statements.

                                 CRIIMI MAE INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     For the six months ended June 30, 2003
                                   (Unaudited)

                                      Preferred  Common                              Accumulated
                                        Stock    Stock     Additional                    Other                              Total
                                         Par      Par       Paid-in    Accumulated  Comprehensive   Warrants  Deferred Shareholders'
                                        Value    Value      Capital      Deficit        Income    Outstanding Compensation Equity
                                      --------   -----    ----------  ------------  ------------- ----------- -------- -------------
Balance at December 31, 2002          $ 34,250 $ 139,451 $ 619,197,711  $(429,812,858)  $102,122,057 $   -  $ (19,521) $291,661,090

   Net income before dividends paid or
    accrued on preferred shares              -         -             -      4,234,381              -     -          -     4,234,381
   Adjustment to unrealized gains and
        losses on mortgage assets            -         -             -              -     18,764,241     -          -    18,764,241
   Adjustment to unrealized losses
       on derivative financial instruments   -         -             -              -        559,157     -          -       559,157
   Dividends paid on preferred shares        -         -             -     (3,552,619)             -     -          -    (3,552,619)
   Common stock issued                       -    12,566    13,581,534              -              -     -          -    13,594,100
   Amortization of deferred compensation     -         -             -              -              -     -     19,521        19,521
   Accelerated vesting of stock options      -         -       547,600              -              -     -          -       547,600
   Warrants issued                           -         -    (2,564,729)             -              -  2,564,729     -             -
                                      -------- --------- -------------  -------------- ------------- ---------- ------  ------------
Balance at June 30, 2003              $ 34,250 $ 152,017 $ 630,762,116  $(429,131,096)  $121,445,455 $2,564,729 $   -  $325,827,471
                                      ======== ========= =============  ==============  ============ ========== ====== =============


     The accompanying notes are an integral part of these consolidated financial statements.

                            CRIIMI MAE INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                                 For the six months ended June 30,
                                                                                     2003                 2002
                                                                               ------------------   -----------------
Cash flows from operating activities:
    Net income before dividends paid or accrued on preferred shares                  $ 4,234,381           $ 129,514
    Adjustments to reconcile net income before dividends paid or accrued on preferred shares to net cash provided by operating activities:
       Gain on extinguishment of debt (non-cash portion)                              (7,787,370)                  -
       Amortization of discount and deferred financing costs on debt                   4,003,449           3,075,631
       Discount amortization on mortgage assets, net                                  (5,549,199)         (5,677,819)
       Accrual of extension fees related to Exit Debt                                    336,921           2,137,877
       Depreciation and other amortization                                               318,824             608,540
       Net (gains) losses on mortgage security dispositions                             (226,500)            256,292
       Equity in earnings from investments                                              (121,335)           (232,742)
       Servicing amortization, depreciation and impairment                               887,752             910,810
       Hedging expense                                                                   626,488             396,327
       Recapitalization expenses (non-cash portion)                                    1,079,463                   -
       Amortization of deferred compensation                                              19,521              76,690
       Impairment on CMBS                                                              8,947,878           5,151,091
       Gain on sale of servicing rights                                                        -           4,817,598
       Cumulative effect of adoption of SFAS 142                                               -           9,766,502
       Changes in assets and liabilities:
          Decrease in restricted cash and cash equivalents                             7,961,575          30,186,877
          Decrease (increase) in receivables and other assets                          2,409,711          (6,975,698)
          Decrease in payables and accrued expenses                                   (3,010,059)         (4,366,333)
          Decrease (increase) in servicing other assets                                1,240,256          (6,715,966)
          Increase (decrease) in servicing liabilities                                   120,337          (2,610,804)
       Sales of other MBS, net                                                         2,774,560             873,048
                                                                               ------------------   -----------------
       Net cash provided by operating activities                                      18,266,653          31,807,435
                                                                               ------------------   -----------------
Cash flows from investing activities:
    Proceeds from mortgage security prepayments and dispositions                      54,146,348          37,115,941
    Distributions received from AIM Limited Partnerships                               1,229,885           1,464,075
    Receipt of principal payments from insured mortgage securities                     1,622,803           1,980,474
    Cash received in excess of income recognized on subordinated CMBS                  3,022,847           1,857,293
    Proceeds from sale of servicing rights by CMSLP                                            -           8,230,561
    Purchases of investment-grade CMBS by CMSLP                                                -          (9,905,520)
    Sales of investment-grade CMBS by CMSLP                                            3,316,508                   -
                                                                               ------------------   -----------------
       Net cash provided by investing activities                                      63,338,391          40,742,824
                                                                               ------------------   -----------------
Cash flows from financing activities:
    Principal payments on securitized mortgage debt obligations                      (49,876,799)        (32,907,210)
    Principal payments on recourse debt                                             (377,202,338)        (18,900,334)
    Principal payments on secured borrowings and other debt obligations                  (53,944)            (50,161)
    Proceeds from issuance of debt                                                   330,000,000                   -
    Payment of debt issuance costs                                                    (5,944,647)                  -
    Payment of dividends on preferred shares                                          (8,732,299)                  -
    Proceeds from the issuance of common stock, net                                   13,594,100              24,049
    Redemption of Series E Preferred Stock, including accrued dividends                        -         (18,733,912)
                                                                               ------------------   -----------------
       Net cash used in financing activities                                         (98,215,927)        (70,567,568)
                                                                               ------------------   -----------------
Net (decrease) increase in other cash and cash equivalents                           (16,610,883)          1,982,691
Cash and cash equivalents, beginning of period (1)                                    29,251,348          17,298,873
                                                                               ------------------   -----------------
Cash and cash equivalents, end of period (1)                                        $ 12,640,465        $ 19,281,564
                                                                               ==================   =================


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

     Our core holdings are subordinated CMBS ultimately backed by pools of commercial mortgage loans on hotel, multifamily, retail and other commercial real estate. We also own directly and indirectly government-insured mortgage backed securities and a limited number of other assets. We also are a trader in CMBS, residential mortgage-backed securities, agency debt securities and other fixed income securities.

January 2003 Recapitalization

     On January 23, 2003, we completed a recapitalization of the secured debt incurred upon our emergence from Chapter 11 in April 2001 (the Exit Debt). This recapitalization was funded with approximately $344 million in proceeds from debt and equity financings and a portion of our available cash and liquid assets. The recapitalization included:

o BREF Equity and Secured Debt. - We issued approximately $14 million in common equity and $30 million in secured subordinated debt to Brascan Real Estate Finance Fund I L.P., a private asset management fund established by Brascan Corporation and a New York-based management team. We refer to the secured subordinated debt as the BREF Debt and Brascan Real Estate Finance Fund I L.P. as BREF Fund.

o Bear Stearns Secured Financing. - We received $300 million in secured financing in the form of a repurchase transaction from a unit of Bear, Stearns & Co., Inc. We refer to the secured financing as the Bear Stearns Debt and the unit of Bear Stearns and Co., Inc. as Bear Stearns.

o New Leadership. - Additions to management, including Barry S. Blattman as Chairman of the Board, Chief Executive Officer and President.
         Mr. Blattman has more than 15 years of experience in commercial real estate finance, which included overseeing the real estate debt group at Merrill Lynch from 1996 to 2001. Mr. Blattman is also the managing member of Brascan Real Estate Financial Partners LLC, which owns 100% of the general partner of BREF Fund. In addition on August 13, 2003, our Board of Directors appointed Mark R. Jarrell, a Director, as President and Chief Operating Officer effective September 15, 2003 as discussed in Note 14. Mr. Blattman will continue as our Chairman of the Board and Chief Executive Officer.

     See Notes 6 and 11 for a further discussion of these debt and equity financings.

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

REIT Status/Net Operating Loss for Tax Purposes

     REIT Status. We have elected to qualify as a REIT for tax purposes under sections 856-860 of the Internal Revenue Code. We are required to meet income, asset, ownership and distribution tests to maintain our REIT status. Although there can be no assurance, we believe that we have satisfied the REIT requirements for all years through, and including 2002. There can also be no assurance that we will maintain our REIT status for 2003 or subsequent years. If we fail to maintain our REIT status for any taxable year, we will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, we may have insufficient funds to pay any such tax and also may be unable to comply with some or all of our obligations, including the Bear Stearns and BREF Debt.

     We and two of our subsidiaries incorporated in 2001 jointly elected to treat such two subsidiaries as taxable REIT subsidiaries (TRS) effective January 1, 2001. The TRSs allow us to earn non-qualifying REIT income while maintaining our REIT status. These two subsidiaries hold all of the partnership interests of CMSLP.

     Net Operating Loss for Tax Purposes/Trader Election. For tax purposes we have elected to be classified as a trader in securities. We trade in both short and longer duration fixed income securities, including CMBS, residential mortgage-backed securities and agency debt securities (such securities traded and all other securities of the type described constituting the "Trading Assets" to the extent owned by us or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary). Such Trading Assets are classified as Other MBS on our balance sheet.

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

     If we are required to make taxable income distributions to our shareholders to satisfy required REIT distributions, all or a substantial portion of these distributions, if any, may be in the form of non-cash dividends. There can be no assurance that such non-cash dividends would satisfy the REIT distribution requirements and, as such, we could lose our REIT status or may not be able to satisfy some or all of our obligations, including the Bear Stearns and BREF Debt.

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

"5% shareholders" increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of the company's capital stock. If an "ownership change" occurs under Section 382 of the Internal Revenue Code, our prospective use of our accumulated and unused NOL and the remaining January 2000 Loss of a combined total amount of approximately $328.1 million as of June 30, 2003 will be limited.

     We do not believe BREF Fund's investment in our common stock and warrant to purchase common stock has created an "ownership change" under Section 382. In addition, we are not aware of any other acquisition of shares of our capital stock that has created an "ownership change" under Section 382. We have adopted a shareholder rights plan and amended our charter to minimize the chance of an ownership change within the meaning of Section 382 of the Internal Revenue Code; however there can be no assurance that an ownership change will not occur.

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

     To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement). According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Other Real Estate Interests and that substantially all of our government insured mortgage securities constitute Qualifying Interests. In accordance with current SEC staff interpretations, we believe that all of our subordinated CMBS constitute Other Real Estate Interests and that certain of our subordinated CMBS also constitute Qualifying Interests. On certain of our subordinated CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related subordinated CMBS constitute Qualifying Interests. As of June 30, 2003, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.

     If the SEC or its staff were to take a different position with respect to whether such subordinated CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or
(ii) to register as an investment company, either of which could have a material adverse effect on us. If we were required to change the manner in which we conduct our business, we would likely have to dispose of a significant portion of our subordinated CMBS or acquire significant additional assets that are Qualifying Interests. Alternatively, if we were required to register as an investment company, we expect that our operating expenses would significantly increase and that we would have to significantly reduce our indebtedness, which could also require us to sell a significant portion of our assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms, or at all. There are restrictions under certain of the operative documents evidencing the Bear Stearns and BREF Debt, which could limit possible actions we may take in response to any need to modify our business plan in order to register as an investment company or avoid the need to register. Certain dispositions or acquisitions of assets could require approval or consent of certain holders of this Debt. Any such results could have a material adverse effect on us.

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

     In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of June 30, 2003 and December 31, 2002 (audited), the consolidated results of operations for the three and six months ended June 30, 2003 and 2002, and the consolidated cash flows for the six months ended June 30, 2003 and 2002. The accompanying consolidated financial statements include the financial results of CRIIMI MAE and all of our majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Income Recognition and Carrying Basis

     Subordinated CMBS and Other Mortgage-Backed Securities

     We recognize income on our subordinated CMBS in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Under EITF 99-20, we calculate a revised yield based on the current amortized cost of the investment and the revised future cash flows when there has been a change in estimated future cash flows from the cash flows previously projected (due to credit losses and/or prepayment speeds). This revised yield is applied prospectively to recognize interest income. We classify our subordinated CMBS as "available for sale" and carry them at fair market value and temporary changes in fair value are recorded as a component of shareholders' equity.

     Interest income on other mortgage-backed securities (or Other MBS) consists of amortization of the discount or premium on primarily investment-grade securities, plus the stated investment interest payments received or accrued on Other MBS. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the investment using the effective interest method. The effective interest method provides a constant yield of income over the term of the investment. Our Other MBS are classified as "available for sale." As a result, we carry these securities at fair value and changes in fair value are recorded as a component of shareholders' equity. Upon the sale of such securities, any gain or loss is recognized in the income statement.

     Insured Mortgage Securities

     Our consolidated investment in insured mortgage securities consists of participation certificates generally evidencing a 100% undivided beneficial interest in government-insured multifamily mortgages issued or sold pursuant to programs of the Federal Housing Administration, or FHA, and mortgage-backed securities guaranteed by the Government National Mortgage Association, or GNMA. Payment of principal and interest on FHA-insured certificates is insured by the U.S. Department of Housing and Urban Development, or HUD, pursuant to Title 2 of the National Housing Act. Payment of principal and interest on GNMA mortgage-backed securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act. Our insured mortgage securities are classified as "available for sale." As a result, we carry our insured mortgage securities at fair value and changes in fair value are recorded as a component of shareholders' equity.

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

Impairment

     Subordinated CMBS

     We assess each subordinated CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: (1) our revised projected cash flows related to the subordinated CMBS and the subordinated CMBS's current cost basis result in a decrease in the yield compared to what was previously used to recognize income, or (2) fair value has been below amortized cost for a significant period of time and we conclude that we no longer have the ability or intent to hold the security for the period that fair value is expected to be below amortized cost through the period of time we expect the value to recover to amortized cost. This decrease in yield would be primarily a result of the credit quality of the security declining and a determination that the current estimate of expected future credit losses exceeds credit losses as originally projected or that expected credit losses will occur sooner than originally projected. The amount of impairment loss is measured by comparing the fair value, based on available market information and management's estimates, of the subordinated CMBS to its current amortized cost basis; the difference is recognized as a loss in the income statement. We assess current economic events and conditions that impact the value of our subordinated CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred. During the three and six months ended June 30, 2003, we recognized impairment charges of $8.9 million on our subordinated CMBS. During the three and six months ended June 30, 2002, we recognized approximately $5.2 million of impairment charges on our subordinated CMBS. See Note 4 for further discussion of the impairment charges.

     Insured Mortgage Securities

     We assess each insured mortgage security for other than temporary impairment when the fair market value of the asset declines below amortized cost for a significant period of time and we conclude that we no longer have the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of an insured mortgage security to its current amortized cost basis, with the difference recognized as a loss in the income statement. We did not recognize any impairment on our insured mortgage securities during the three and six months ended June 30, 2003 and 2002.

     Equity Investments

     We recognize impairment on our investments accounted for under the equity method if a decline in the market value of the investment below its carrying basis is judged to be "other than temporary". During the six months ended June 30, 2003, American Insured Mortgage Investors, American Insured Mortgage Investors - Series 85, L.P., American Insured Mortgage Investors L.P. - Series 86 and American Insured Mortgage Investors L.P. -

Series 88 (collectively referred to as the AIM Limited Partnerships for which we serve through a subsidiary as the general partner, own a partnership interest from 2.9% to 4.9% in each of the partnerships, and own a 20% interest in the advisor to each partnership) experienced a significant amount of prepayments of their insured mortgages. These prepayments reduced cash flows on our 20% investment in the advisor to the AIM Limited Partnerships. As a result, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the advisor to the AIM Limited Partnerships evaluated its investment in the advisory contracts for impairment. The estimated future undiscounted cash flows from this investment were projected to be less than the book value of the investment as of June 30, 2003. As a result, the advisor believed that its investment in the advisory contracts was impaired at June 30, 2003. The advisor estimated the fair value of its investment using a discounted cash flow methodology. The advisor wrote down the value of its investment in the advisory contracts to the AIM Limited Partnerships and recorded an impairment charge. We recorded our portion of the impairment charge, totaling approximately $109,000, during the three and six months ended June 30, 2003. This impairment charge is included in Equity in (losses) earnings from investments in our Consolidated Statement of Income. This investment is included in our Portfolio Investment segment. We did not recognize any impairment charges on our equity investments during the three and six months ended June 30, 2002.

     As a result of the significant prepayments experienced by the AIM Limited Partnerships, CMSLP's cash flows from its subadvisory contracts with the AIM Limited Partnerships have been reduced. As a result, in accordance with SFAS No. 142 and SFAS No. 144, we evaluated CMSLP's investment in the subadvisory contracts for impairment. Our estimated future undiscounted cash flows from this investment were projected to be less than the book value on the investment at June 30, 2003. As a result, we believed that CMSLP's investment in the subadvisory contracts was impaired at June 30, 2003. We estimated the fair value of the investment using a discounted cash flow methodology. We wrote down the value of CMSLP's investment in the subadvisory contracts with the AIM Limited Partnerships and recorded an impairment charge of approximately $198,000 during the three and six months ended June 30, 2003, which is included in Servicing amortization, depreciation and impairment expenses in our Consolidated Statement of Income.

Consolidated Statements of Cash Flows

     The following is the supplemental cash flow information:

                                                        Three months ended June 30,        Six months ended June 30,
                                                           2003            2002             2003             2002
                                                        ------------    ------------     ------------    --------------
      Cash paid for interest                            $13,639,643     $20,420,677      $34,822,386       $37,155,371
      Non-cash investing and financing activities:
           Restricted stock issued                               --              --               --           129,675
           Preferred stock dividends paid in shares of
            common stock                                         --       3,444,792               --         3,444,792


Comprehensive Income

     The following table presents comprehensive income for the three and six months ended June 30, 2003 and 2002:

                                                    Three months ended June 30,            Six months ended June 30,
                                                     2003               2002               2003                2002
                                                 -------------    -----------------    --------------     ---------------
      Net (loss) income before dividends
          paid or accrued on preferred shares    $ (1,854,219)      $ 4,022,305         $ 4,234,381        $   129,514
      Adjustment to unrealized
          gains/losses on mortgage assets          15,737,268        35,548,935          18,764,241         36,668,028
      Adjustment to unrealized losses on
          derivative financial instruments            211,071          (812,055)            559,157           (741,474)
                                                 -------------    --------------      -------------      --------------
      Comprehensive income                       $ 14,094,120      $ 38,759,185         $23,557,779       $ 36,056,068
                                                 =============    ==============      =============      ==============


     The following table summarizes our accumulated other comprehensive income:

                                                             June 30,        December 31,
                                                               2003              2002
                                                          ---------------    --------------
      Unrealized gains on mortgage assets                  $ 121,874,063     $ 103,109,822
      Unrealized losses on derivative
          financial instruments                                 (428,608)         (987,765)
                                                          ---------------    --------------
      Accumulated other comprehensive income               $ 121,445,455     $ 102,122,057
                                                          ===============    ==============

Stock-Based Compensation

     We account for our stock-based compensation arrangements in accordance with the intrinsic value method as defined by Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees". SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was effective January 1, 2003 for us, requires certain disclosures related to our stock-based compensation arrangements. The following table presents the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to our stock-based compensation (in thousands, except per share amounts):

                                                     Three months ended June 30,        Six months ended June 30,
                                                       2003           2002               2003               2002
                                                     ----------    -----------       --------------     --------------
      Net income (loss) to common shareholders (1)   $ (3,581)      $   2,296           $  682             $  (4,532)
      Less:  Stock-based compensation expense
        determined under the fair value based
        method for all awards                            (182)           (560)            (414)                 (704)
                                                     ----------    -----------       ---------------     -------------
      Pro forma net income (loss) to common
        shareholders                                  $(3,763)        $ 1,736           $  268             $  (5,236)
                                                     ==========    ===========       ===============     =============

      Earnings per share:
        Basic - as reported                           $ (0.24)      $   0.16           $  0.05             $   (0.34)
                                                     ==========    ===========       ===============     =============
        Basic - pro forma                             $ (0.25)      $   0.12           $  0.02             $   (0.39)
                                                     ==========    ===========       ===============     =============
        Diluted - as reported                         $ (0.24)      $   0.16           $  0.04             $   (0.34)
                                                     ==========    ===========       ===============     =============
        Diluted - pro forma                           $ (0.25)      $   0.12           $  0.02             $   (0.39)
                                                     ==========    ===========       ===============     =============


(1) Includes approximately $3 and $17 of stock-based compensation expense during the three months ended June 30, 2003 and 2002, respectively, and approximately $567 and $77 during the six months ended June 30, 2003 and 2002, respectively.

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. See Notes 9 and 10 for a discussion of the effect of this new pronouncement on our financial statements.

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

     As the result of recent guidance from the SEC, 2002 earnings per share recomputations will be reduced to reflect amounts of initial preferred stock offering costs related to preferred stock redeemed in 2002 beginning in our third quarter 2003 consolidated financial statements.

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

                                                      As of June 30, 2003                  As of December 31, 2002
(in thousands)                                  Amortized Cost     Fair Value         Amortized Cost      Fair Value
--------------                                  --------------     ----------         --------------      ----------
ASSETS:
Subordinated CMBS pledged to secure
    recourse debt (1)                            $   465,542       $  533,553         $    473,571        $ 535,508
CMBS pledged to secure Securitized Mortgage
   Obligation - CMBS (1)                             288,677          339,662              287,040          326,473
Other MBS (1)                                          2,534            2,511                5,308            5,248
Insured mortgage securities (1)                      218,412          221,185              273,655          275,340
Interest rate protection agreements (1)                  366               --                  992                4
Servicing other assets                          See footnote (2)  See footnote (2)   See footnote (2)    See footnote (2)
Servicing cash and cash equivalents                    3,728            3,728               12,582           12,582
Other cash and cash equivalents                        8,912            8,912               16,669           16,669
Restricted cash and cash equivalents                      --               --                7,962            7,962

LIABILITIES:
BREF senior subordinated secured note                 31,267           35,087                   --               --
Bear Stearns variable rate secured debt              298,750          298,750                   --               --
Exit variable-rate secured borrowing                      --               --              214,673          214,673
Series A senior secured notes                             --               --               92,788           92,788 (3)
Series B senior secured notes                             --               --               68,491           68,491 (3)
Securitized mortgage obligations:
   Collateralized bond obligations-CMBS              287,092          339,662              285,845          326,473
   Collateralized mortgage obligations-insured
       mortgage securities                           204,313          213,318              252,980          266,367
Mortgage payable                                       7,273            7,446                7,214            7,341
Interest rate swap (1)                                    --               63                   --               --


(1)  Recorded at fair value in the accompanying Consolidated Balance Sheet.

(2) CMSLP owned subordinated CMBS and interest-only strips with an aggregate amortized cost basis of approximately $1.7 million and $1.9 million and a fair value of approximately $1.8 million and $2.1 million as of June 30, 2003 and December 31, 2002, respectively. Additionally, CMSLP owned investment-grade CMBS with an aggregate cost basis and fair value of approximately $3.3 million as of December 31, 2002. The investment-grade CMBS were sold in January 2003 in connection with the company's recapitalization.

(3) Since these notes were redeemed in January 2003 at face value, we disclosed the face value as the fair value as of December 31, 2002.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CMBS

     Our determination of fair values for our CMBS portfolio is a subjective process. The process begins with the compilation and evaluation of pricing information (such as nominal spreads to U.S. Treasury securities or nominal yields) that, in our view, is commensurate with the market's perception of value and risk of comparable assets. We use a variety of sources to compile such pricing information including: (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS or to the CMBS (or collateral) underlying our CMBS issued in connection with CRIIMI MAE Trust I
Series 1996-C1 (or CBO-1) and CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2)), (ii) communications with dealers and active CMBS investors regarding the pricing and valuation of comparable securities, (iii)
institutionally available research reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market's perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of underlying commercial mortgage loans. We make further fair value adjustments to such pricing information based on our specific knowledge of our CMBS and the impact of relevant events, which is then used to determine the fair value of our CMBS using a discounted cash flow approach. Expected future gross cash flows are discounted at market yields for our rated CMBS, depending on the rating, and at a fixed discount rate for our unrated/issuer's equity. Furthermore, the fair value for those CMBS incurring principal losses and interest shortfalls (i.e., B- and CCC rated bonds, and our unrated/issuer's equity) based on our overall expected loss estimate are valued at a loss adjusted yield to maturity that, in our view, is commensurate with the market's perception of value and risk of comparable securities, using the same discounted cash flow approach. Such anticipated principal losses and interest shortfalls, as well as potential recoveries of such shortfalls, have been taken into consideration in the calculation of fair values and yields to maturity used to recognize interest income as of June 30, 2003. We have disclosed the range of discount rates by rating category used in determining the fair values as of June 30, 2003 in Note 4.

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

Other MBS

     The fair value of the Other MBS is an estimate based on the indicative market price from publicly available pricing services, as well as management estimates. We normally apply a slight discount to such prices as we believe it better reflects fair value between willing buyers and sellers due to the relatively smaller sizes of this component of the trading securities.

Insured Mortgage Securities

     We calculated the estimated fair value of the insured mortgage securities portfolio as of June 30, 2003 and December 31, 2002, using a discounted cash flow methodology. The cash flows were discounted using a discount rate and other assumptions that, in our view, was commensurate with the market's perception of risk and value. We used a variety of sources to determine the discount rate including (i) institutionally available research reports and (ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities.

Servicing, Restricted and Other Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of these instruments.

Obligations Under Financing Facilities

     The fair values of the securitized mortgage obligations as of June 30, 2003 and December 31, 2002 were calculated using a discounted cash flow methodology similar to that discussed for CMBS above. The carrying amount of the Bear
Stearns Debt (and at December 31, 2002, the Exit Variable-Rate Secured Borrowing) approximates fair value because the current rate on the debt resets monthly based on market rates. The fair value of the BREF Debt was estimated by applying a discount rate to the debt's future cash flows. The discount rate was determined by considering the BREF Debt's relative position in our capital structure in relation to our other capital. The fair value of the mortgage payable is estimated based on current market interest rates of commercial mortgage debt. As of December 31, 2002, the fair values of the Series A and Series B Senior Secured Notes are the same as the face values since the notes were redeemed in January 2003.

Derivative Financial Instruments

     The fair values of our interest rate swaps and interest rate caps are the estimated amounts that we would realize to terminate the agreements as of June 30, 2003 and December 31, 2002, taking into account current interest rates and the current creditworthiness of the counterparties. The amounts were determined based on quotes received from the counterparties to the agreements.

4. CMBS

     As of June 30, 2003, we owned, in accordance with GAAP, CMBS with an aggregate face amount of approximately $1.5 billion rated from A+ to CCC and unrated. Such CMBS had an aggregate fair value of approximately $873 million (representing approximately 75% of our total consolidated assets) and an aggregate amortized cost of approximately $754 million. Such CMBS represent investments in securities issued in connection with CBO-1, CBO-2 and Nomura Asset Securities Corporation Series 1998-D6 (or Nomura). The following is a summary of the ratings of our CMBS as of June 30, 2003 (in millions):

         Rating (1)                         Fair Value               % of CMBS
         ----------                         ----------               ---------
         A+, BBB+ or BBB (2)                 $ 339.6                    39%
         BB+, BB or BB-                      $ 346.1                    40%
         B+, B, B- or CCC                    $ 168.8                    19%
         Unrated                             $  18.7                     2%

(1) Ratings are provided by Standard & Poor's.

(2) Represents investment grade securities that we reflect as assets on our balance sheet as a result of CBO-2. As indicated in footnote 4 to the table below, GAAP requires both these assets (reflected as "CMBS pledged to Secure Securitized Mortgage Obligation-CMBS") and their related liabilities (reflected as "Collateralized bond obligations - CMBS") to be reflected on our balance sheet. All cash flows related to the investment grade CMBS are used to service the corresponding debt. As a result, we currently receive no cash flows from the investment grade CMBS.

     As of June 30, 2003, the weighted average interest rate and the loss adjusted weighted average life (based on face amount) of the investment grade securities was 7.0% and 8.3 years, respectively. The weighted average interest rate and the loss adjusted weighted average life (based on face amount) of the BB+ through unrated CMBS securities, sometimes referred to as the retained portfolio, were 4.6% and 10.8 years, respectively. The aggregate investment by the rating of the CMBS is as follows:

                                                                             Discount Rate
                                                                              or Range of
                                        Weighted      Loss                    Discount Rates
                          Face Amount    Average    Adjusted   Fair Value        Used to     Amortized Cost   Amortized Cost
                             as of         Pay       Weighted      as of      Calculate Fair   as of 6/30/03   as of 12/31/02
Security Rating           6/30/03 (in   Rate as of    Average   6/30/03 (in    Value as of     (in millions)   (in millions)
                           millions)    6/30/03     Life (1)   millions)       6/30/03 (9)          (5)           (6)
------------------------------------------------------------------------------------------------------------------------------
Investment Grade Portfolio
--------------------------
A+ (4)                    $   62.6      7.0%       3 years     $  66.8            4.1%         $ 59.8            $ 59.4

BBB+ (4)                     150.6      7.0%       9 years       158.0            6.2%          132.9             132.3

BBB (4)                      115.2      7.0%      10 years       114.8            7.1%           95.9              95.3

Retained Portfolio
------------------
BB+                          319.0      7.0%      12 years       265.6       9.5%-9.9%          225.1             223.0

BB                            70.9      7.0%      14 years        54.9           10.5%           47.2              46.8

BB-                           35.5      7.0%      14 years        25.6           11.4%           21.0              20.8

B+                            88.6      7.0%      14 years        50.6           14.7%           46.5              46.0

B                            177.2      6.9%      17 years        94.9     15.2%-15.5%           85.9              85.1

B- (2)                       118.3      0.8%      24 years        22.1             (9)           21.7              28.1

CCC (2)                       70.9      0.0%       2 years         1.2             (9)            1.2               3.8

Unrated/Issuer's
Equity (2) (3)               309.4      1.7%       1 year         18.7             (9)           17.0              20.0
                         ---------                            --------                     ----------          --------

Total (8)         $      $ 1,518.2      5.1%      10 years    $  873.2 (8)                  $   754.2 (7)       $ 760.6
                        ==========                            ========                     ==========          ========


(1) The loss adjusted weighted average life represents the weighted average expected life of the CMBS based on our current estimate of future losses. As of June 30, 2003, the fair values of the B-, CCC and the unrated/issuer's equity in Nomura, CBO-1, and CBO-2 were derived primarily from interest cash flow anticipated to be received since our current loss expectation assumes that the full principal amount of these securities will not be recovered. See also "Advance Limitations, Appraisal Reductions and Losses on CMBS" below.

(2) The CBO-1, CBO-2 and Nomura CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our subordinated CMBS. Such interest shortfalls will continue to accumulate until they (i) are repaid through either excess interest and/or recoveries on the underlying CMBS or a recharacterization of principal cash flows, or (ii) are realized as a loss of principal on the subordinated CMBS. Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of June 30, 2003.

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

(4) In connection with CBO-2, $62.6 million (originally A rated, currently A+ rated) and $60.0 million (originally BBB rated, currently BBB+ rated) face amount of investment grade CMBS were sold with call options and $345 million (originally A rated, currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, we initially retained $90.6 million (originally BBB rated, currently BBB+ rated) and $115.2 million (originally BBB- rated, currently BBB rated) face amount of CMBS, both with call options, with the intention to sell these CMBS at a later date. Such sale occurred March 5, 1999. Since we retained call options on certain sold CMBS (currently rated A+, BBB+ and BBB bonds), we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 125, and thus these CMBS are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, we have retained these CMBS with call options, from which we currently receive no cash flows, and reflected them in our CMBS on the balance sheet.

(5) Amortized cost reflects approximately $8.9 million of impairment charges related to the unrated/issuer's equity bonds, the CCC bond and the B- bond in CBO-2, which were recognized during the three months ended June 30, 2003. These impairment charges are in addition to the cumulative impairment charges of approximately $248.4 million that were recognized through December 31, 2002. The impairment charges are discussed later in this Note 4.

(6) Amortized cost reflects approximately $248.4 million of cumulative impairment charges related to certain CMBS (all bonds except those rated A+ and BBB+), which were recognized through December 31, 2002.

(7) See Notes 1 and 8 to Notes to Consolidated Financial Statements for information regarding the subordinated CMBS for tax purposes.

(8) As of June 30, 2003, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $19.1 million, $848.7 million and $5.4 million, respectively.

(9) As a result of the estimated loss of principal on these CMBS, we have used a significantly higher discount rate to determine a reasonable fair value of these CMBS. The weighted average loss adjusted yield-to-maturity of the B-, CCC and unrated/issuer's equity is 15.3%, 15.0% and 21.8%, respectively.

     Mortgage Loan Pool

     Through CMSLP, our servicing subsidiary, we perform servicing functions on commercial mortgage loans totaling $16.5 billion and $17.4 billion as of June 30, 2003 and December 31, 2002, respectively. The mortgage loans underlying our subordinated CMBS portfolio are secured by properties of the types and in the geographic locations identified below:

                      06/30/03          12/31/02            Geographic                 06/30/03          12/31/02
Property Type      Percentage(i)      Percentage(i)         Location(ii)            Percentage(i)      Percentage(i)
-------------      -------------      -------------         -----------             -------------      -------------
Retail........         31%                31%               California........           16%                17%
Multifamily...         27%                28%               Texas.............           12%                12%
Hotel.........         16%                15%               Florida...........            8%                 8%
Office........         14%                13%               Pennsylvania......            6%                 5%
Other (iv)....         12%                13%               Georgia...........            4%                 4%
                      ----          ---------               Other(iii)........           54%                54%
    Total.....        100%   .           100%                                           ----           -----------
                      ====          =========                   Total.........          100%               100%
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

     Specially Serviced Mortgage Loans

     CMSLP performs special servicing on the loans underlying our subordinated CMBS portfolio. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. We believe that because we own the first loss unrated or lowest rated bond of virtually all of the CMBS transactions related to our subordinated CMBS, CMSLP has an incentive to efficiently and effectively resolve any loan workouts. As of June 30, 2003 and December 31, 2002, specially serviced mortgage loans included in the commercial mortgage loans described above were as follows:

                                                                06/30/03                12/31/02
                                                                ---------               --------
Specially serviced loans due to monetary default (a)        $  908.8 million          $736.1 million
Specially serviced loans due to covenant default/other         260.0 million            74.7 million
                                                            ----------------          --------------
Total specially serviced loans (b)                          $1,168.8 million          $810.8 million
                                                            ================          ==============
Percentage of total mortgage loans (b)                           7.1%                    4.7%
                                                            ================          ===============


(a) Includes $134.7 million and $130.5 million, respectively, of real estate owned by the underlying securitization trusts. See also the table below regarding property type concentrations for further information on real estate owned by underlying trusts.
(b) As of July 31, 2003, total specially serviced loans were approximately $1.1 billion, or 6.8% of the total mortgage loans. See discussion below for additional information regarding specially serviced loans.

     The specially serviced mortgage loans as of June 30, 2003 were secured by properties of the types and located in the states identified below:


Property Type      $ (in millions)    Percentage            Geographic Location     $ (in millions)       Percentage
-------------      ---------------    ----------            -------------------     ---------------       ----------
Hotel.........     $  715.4  (1)         61%                Florida..............      $   169.9              14%
Retail........        240.5  (2)         21%                Texas................          122.8              10%
Healthcare....         93.6               8%                California...........          103.2               9%
Office........         52.1               4%                Oregon...............           91.4               8%
Multifamily...         38.2               3%                Georgia .............           55.6               5%
Industrial....         19.5               2%                Other................          625.9              54%
Other.........          9.5               1%                                          ----------         ---------
                   --------            -----                Total................       $1,168.8             100%
    Total.....     $1,168.8             100%                                          ==========         =========
                   ========            =====


(1) Approximately $87.4 million of these loans in special servicing are real estate owned by the underlying securitization trusts.
(2) Approximately $32.6 million of these loans in special servicing are real estate owned by the underlying securitization trusts.

     As reflected above, as of June 30, 2003, approximately $715.4 million, or 61%, of the specially serviced mortgage loans were secured by mortgages on hotel properties. The hotel properties that secure the mortgage loans underlying our CMBS are geographically diverse, with a mix of hotel property types and franchise affiliations. The following table summarizes the hotel mortgage loans underlying our CMBS as of June 30, 2003:

                                     Total Outstanding           Percentage of            Amount in
                                     Principal Balance         Total Hotel Loans      Special Servicing
                                     -----------------         -----------------      -----------------
Full service hotels (1)               $ 1.4 billion                  54%               $ 237.3 million
Limited service hotels (2)              1.2 billion                  46%                 478.1 million
                                     --------------                 ----               ---------------
    Totals                            $ 2.6 billion                 100%               $ 715.4 million
                                     ==============                 ====               ===============

(1) Full service hotels are generally mid-price, upscale or luxury hotels with restaurant and lounge facilities and other amenities.
(2) Limited service hotels are generally hotels with room-only operations or hotels that offer a bedroom and bathroom, but limited other amenities, and are often in the budget or economy group.

     Of the $715.4  million of hotel loans in special  servicing  as of June 30,
2003,   approximately   $488.8  million,  or  68%,  relate  to  eight  borrowing
relationships more fully described as follows:

o Twenty-seven loans with scheduled principal balances as of June 30, 2003 totaling approximately $136.2 million spread across three CMBS transactions secured by hotel properties in the western and Pacific northwestern states. As of June 30, 2003, our total exposure, including advances, on these loans was approximately $167.9 million. The borrower filed for bankruptcy protection in February 2002. The borrower indicated that the properties had experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks. We entered into a consensual settlement agreement dated February 25, 2003 pursuant to which the loan terms were amended and modified, which was subsequently approved and confirmed by the bankruptcy court on March 28, 2003. The borrower continues to make payments under the modified terms, and, during the three months ended June 30, 2003, the borrower sold one of the properties that secured
         these loans.   In addition, the borrower has remitted approximately
         $1.5 million in funds from debtor-in-possession accounts, which is expected to be applied to arrearages. The parties are currently proceeding toward closing a comprehensive loan modification that is expected to return the loans to performing status in the near future.

o One loan with a scheduled principal balance as of June 30, 2003 totaling approximately $128.4 million, secured by 93 limited service hotels located in 29 states. As of June 30, 2003, our total exposure, including advances, on this loan was approximately $128.4 million.
         The loan was transferred to special servicing in January 2003. The loan is current for payments, but was transferred to special servicing due to the unauthorized leasing of some of the collateral properties by the borrower, and unapproved franchise changes by the borrower, among other reasons. We entered into a Confidentiality and Pre-Negotiation Agreement in an attempt to reach a consensual resolution of this matter, but, subsequent to June 30, 2003, the borrower filed for bankruptcy.

o One loan with a scheduled principal balance as of June 30, 2003 totaling approximately $80.7 million secured by 13 extended stay hotels located throughout the U.S. This loan was transferred to special servicing in January 2003 due to the borrower's request for forbearance and the resulting possibility of an imminent payment default. In its request, the borrower cited continuing reduced operating performance at its hotel properties, which it did not expect to improve in the foreseeable future. Subsequent to June 30, 2003, this loan was sold to a third party.

o Five loans with scheduled principal balances as of June 30, 2003 totaling approximately $45.3 million secured by hotel properties in Florida and Texas. As of June 30, 2003, our total exposure, including advances, on these loans was approximately $49.5 million. The loans are past due for the July 2002 and all subsequent payments. We have reached a preliminary agreement with the borrower on a consensual modification of the loan terms, and are working toward a formal modification agreement that is expected to return the loans to performing status in the first quarter of 2004.

o Eight real estate owned properties with scheduled principal balances as of June 30, 2003 totaling approximately $26.1 million secured by hotel properties. As of June 30, 2003, our total exposure, including advances, on these loans was approximately $31.9 million. The loans were transferred into special servicing in December 2001 due to the bankruptcy filing of each special purpose borrowing entity and their parent company. As part of a consensual plan, eight properties were foreclosed and became real estate owned by underlying securitization trusts. Subsequent to June 30, 2003, two of these properties with an aggregate unpaid balance of $5.9 million were sold.

o One loan with a scheduled principal balance as of June 30, 2003 totaling approximately $27.7 million, secured by 9 limited service hotels located in 8 states. As of June 30, 2003 the loan was current. The loan is currently in special servicing due to an unauthorized transfer of the properties to an entity which assumed the controlling interest in the borrowing entity. Subsequent to the transfer, the new controlling party in interest has requested payment relief citing reduced operating performance at the properties.

o One loan with a scheduled principal balance as of June 30, 2003 of approximately $25.6 million, secured by a full service hotel in Boston, Massachusetts. As of June 30, 2003, our total exposure, including advances, on this loan was approximately $27.0 million. This loan was transferred into special servicing in March 2003. The borrower has stated an inability to make payments, and has requested a loan restructuring due to reduced operating performance at the property.

o Nine loans with scheduled principal balances as of June 30, 2003 totaling approximately $18.8 million secured by limited service hotels in midwestern states. As of June 30, 2003, our total exposure, including advances, on these loans was approximately $23.6 million. The loans are past due for the April 2002 and all subsequent payments. The borrower cites reduced occupancy related to the downturn in travel as the cause for a drop in operating performance at the properties. We were attempting to negotiate a workout with the borrower when the borrower filed for bankruptcy protection in February 2003. A cash collateral order has been entered into and we are working with the borrower towards a consensual emergence plan.

     For each of the borrowing relationships described in the paragraphs above, we believe that we have made an appropriate estimate of losses that we may incur in the future, which are used in determining our CMBS yields and fair values. There can be no assurance that any of the loans described above will return to performing status. Circumstances which could prevent them from returning to performing status include, but are not limited to, a continuing or more pronounced downturn in the economy or in the real estate market, a change in local market conditions, a drop in performance of the property, an increase in interest rates, and terrorist attacks. There can be no assurance that the losses incurred in the future will not exceed our current estimates (see discussion below regarding the increase in loss estimates).

     The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2002 to March 31, 2003 and from April 1, 2003 to June 30, 2003 (in millions):

                                                                April - June       Jan. - March
                                                                    2003               2003
                                                                -------------      -------------
     Specially Serviced Loans, beginning of period                $1,154.0          $ 810.8
          Transfers in due to monetary default                       166.3            239.7
          Transfers in due to covenant default and other               7.4            158.6
          Transfers out of special servicing                        (153.2)           (48.5)
          Loan amortization  (1)                                      (5.7)            (6.6)
                                                                -----------        ---------
     Specially Serviced Loans, end of period                      $1,168.8         $1,154.0
                                                                ===========        =========

(1) Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by master servicers.

Advance Limitations, Appraisal Reductions and Losses on CMBS

     We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions. An appraisal reduction event generally results in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan. As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement. In general, the master servicer can advance up to a maximum of the difference between 90% of the property's appraised value and the sum of accumulated principal and interest advances and expenses. As an example, assuming a weighted average coupon of 6% on a first loss subordinated CMBS, a $1 million appraisal reduction would reduce our net cash flows by $60,000 on an annual basis. The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss on our subordinated CMBS than the calculated appraisal reduction amount. Appraisal reductions for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows (in thousands):

                                                              CBO-1      CBO-2       Nomura        Total
                                                              -----      -----       -------       -----
Year 2000                                                    $ 1,872   $ 18,871       $   --     $  20,743
Year 2001                                                     15,599     31,962           874       48,435
Year 2002                                                      9,088     48,953        13,530       71,571
January 1, 2003 through June 30, 2003                          9,169     46,969         4,328       60,466
                                                             -------   --------       -------    ---------
Cumulative Appraisal Reductions through June 30, 2003        $35,728   $146,755       $18,732    $ 201,215
                                                             =======   ========       =======    =========


     * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, when CMSLP obtains a third-party appraisal, it calculates one.

     As previously discussed, certain securities from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives. The following tables summarize the actual realized losses on our CMBS through June 30, 2003 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future losses through the life of the CMBS (in thousands):

                                                              CBO-1      CBO-2       Nomura        Total
                                                              -----      -----       -------       -----
Year 1999 actual realized losses                            $    738   $     --      $   --       $     738
Year 2000 actual realized losses                               3,201      1,087          --           4,288
Year 2001 actual realized losses                                 545      8,397         238           9,180
Year 2002 actual realized losses                              11,554     25,113         563          37,230
Actual realized losses, January 1 through June 30, 2003        2,006     16,229         662          18,897
                                                            --------   --------     -------       ----------
Cumulative actual realized losses through June 30, 2003     $ 18,044   $ 50,826     $ 1,463       $  70,333
                                                            ========   ========     =======       ==========

Cumulative expected realized loss estimates (including
   cumulative actual realized losses) through the year 2003 $ 31,014   $123,247     $ 8,566       $ 162,827
Expected loss estimates for the year 2004                     54,441    122,314      14,921         191,676
Expected loss estimates for the year 2005                     17,355     71,376       8,484          97,215
Expected loss estimates for the years 2006-2008                8,548     43,765       8,173          60,486
Expected loss estimates for the years 2009-2011                6,492     18,463       3,955          28,910
Expected loss estimates for the remaining life of CMBS         3,938     12,292       1,790          18,020
                                                            --------   --------     -------       ---------
Cumulative expected loss estimates (including cumulative
   actual realized losses) through life of CMBS             $121,788   $391,457     $45,889       $ 559,134
                                                            ========   ========     =======       =========

     As of June 30, 2003, we revised our overall expected loss estimate related to our subordinated CMBS from $503 million to $559 million, with such total losses occurring or expected to occur through the life of the subordinated CMBS portfolio. These revisions to the overall expected loss estimate were primarily the result of increased projected losses due to lower than anticipated appraisals and lower internal estimates of values on real estate owned by underlying trusts and properties underlying certain defaulted mortgage loans, which, when combined with the updated loss severity experience and changes in the timing of resolution and disposition of the specially serviced assets, has resulted in higher projected loss severities on loans and real estate owned by underlying trusts currently or anticipated to be in special servicing. The primary reasons for lower appraisals and lower estimates of value resulting in higher projected loss severities on mortgage loans and real estate owned by the underlying securitization trusts include the poor performance of certain properties and related markets and failed workout negotiations due, in large part, to the continued softness in the economy, the continued downturn in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets, including the closing of stores by certain national and regional retailers. There can be no assurance that our revised overall expected loss estimate of $559 million will not be exceeded as a result of additional or existing adverse events or circumstances. Such events or circumstances include, but are not limited to, the receipt of new or updated appraisals at lower than anticipated amounts, legal proceedings (including bankruptcy filings) involving borrowers, a continued weak economy or recession, continued hostilities in the Middle East or elsewhere, terrorism, unexpected delays in the disposition or other resolution of specially serviced mortgage loans, additional defaults, or an unforeseen reduction in expected recoveries, any of which could result in additional future credit losses and/or further impairment to our subordinated CMBS, the effect of which could be materially adverse to us.

     We have also determined that there has been an adverse change in expected future cash flows for the unrated/issuer's equity bonds, the CCC bond and the B-bond in CBO-2 as of June 30, 2003 due to the factors mentioned in the preceding paragraph. As a result, we believe these bonds have been impaired under EITF 99-20 and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of June 30, 2003. As the fair values of these impaired bonds aggregated approximately $8.9 million below the amortized cost basis as of June 30, 2003, we recorded other than temporary impairment charges through the income statement of that same amount during the three months ended June 30, 2003.

Yield to Maturity

     The following table summarizes yield-to-maturity information relating to our CMBS on an aggregate pool basis:

                                                                                  Current
                                       Anticipated            Anticipated        Anticipated
                                        Yield-to-              Yield-to-          Yield-to-
                                        Maturity               Maturity           Maturity
   Pool                               as of 1/1/02 (1)       as of 1/1/03 (1)    as of 7/1/03 (1)
   ----                              -----------------      -----------------   -----------------
CBO-2 CMBS                               12.1% (2)              11.6% (2)           11.5% (2)

CBO-1 CMBS                               14.3% (2)              11.6% (2)           21.6% (2)

Nomura CMBS                              28.7% (2)               8.0% (2)           16.9% (2)
                                        ------                 ------              ------
Weighted Average (3)                     12.4% (2)              11.6% (2)           11.7% (2)


(1) Represents the anticipated weighted average yield over the expected average life of the CMBS as of January 1, 2002, January 1, 2003 and July 1, 2003 based on our estimate of the timing and amount of future credit losses and other significant items that are anticipated to affect future cash flows.

(2) As previously discussed, as of December 31, 2001, June 30, 2002, September 30, 2002, December 31, 2002 and June 30, 2003, we revised our overall expected loss estimate related to our subordinated CMBS from $307 million to $335 million, $351 million, $448 million, $503 million and $559 million, respectively, which resulted in impairment recognition to certain subordinated CMBS. As a result of recognizing impairment, we revised the anticipated yields as of January 1, 2002, July 1, 2002, October 1, 2002, January 1, 2003 and July 1, 2003, which were or are, in the case of revised anticipated yields as of July 1, 2003, used to recognize interest income beginning on each of those dates. These anticipated revised yields took into account the lower cost basis due to the impairment recognized on the subordinated CMBS as of dates the losses were revised, and contemplated larger than previously anticipated losses.

(3) GAAP requires that the income on CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in accounting income recognition which is greater than or less than cash received. During the six months ended June 30, 2003, we recognized approximately $5.6 million of discount amortization, partially offset by approximately $3.0 million of cash received in excess of income recognized on subordinated CMBS due to the effective interest method. During the six months ended June 30, 2002, we recognized approximately $5.7 million of discount amortization, partially offset by approximately $1.9 million of cash received in excess of income recognized on subordinated CMBS due to the effective interest method.

Determining Fair Value of CMBS

     We use a discounted cash flow methodology for determining the fair value of our subordinated CMBS. See Note 3 for a discussion of our fair value methodology.

Key Assumptions in Determining Fair Value

     The gross mortgage loan cash flows from each commercial mortgage loan pool and their corresponding distribution on the CMBS may be affected by numerous assumptions and variables including:

(i) changes in the timing and/or amount of credit losses on the commercial mortgage loans (credit risk), which are a function of:
     o the percentage of mortgage loans that experience a default either during the mortgage term or at maturity (referred to in the industry as a default percentage);
     o the recovery period represented by the time that elapses between the default of a commercial mortgage loan and the subsequent foreclosure and liquidation of the corresponding real estate (a period of time referred to in the industry as a lag); and,
     o the percentage of mortgage loan principal lost as a result of the deficiency in the liquidation proceeds resulting from the foreclosure and sale of the commercial real estate (referred to in the industry as a loss severity);
(ii) the discount rate used to derive fair value, which is comprised of the following:
     o a benchmark risk-free rate, calculated by using the current, "on-the-run" U.S. Treasury curve and interpolating a comparable risk-free rate based on the weighted-average life of each CMBS; plus,
     o   a credit risk premium; plus,
     o   a liquidity premium;
(iii) delays and changes in monthly cash flow distributions relating to mortgage loan defaults and/or extensions in the loan's term to maturity (see Extension Risk below); and
(iv)  the receipt of mortgage payments earlier than projected (prepayment).

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

     Sensitivity of Fair Value to Changes in Credit Losses

     For purposes of this disclosure, we used a market convention for simulating the impact of increased credit losses on CMBS. Generally, the industry uses a combination of an assumed percentage of loan defaults (referred to in the industry as a Constant Default Rate or "CDR"), a lag period and an assumed loss severity. For purposes of this disclosure, we assumed the following loss scenarios, each of which was assumed to begin immediately following June 30, 2003: (i) 3.0% per annum of the commercial mortgage loans were assumed to default and 30% of the then outstanding principal amount of the defaulted commercial mortgage loans were assumed to be lost (referred to in the industry as a 3.0% CDR and 30% loss severity, and referred to herein as the "3%/30% CDR Loss Scenario"), and
(ii) 3.0% per annum of each commercial mortgage was assumed to default and 40% of the then outstanding principal amount of each commercial mortgage loan was assumed to be lost (referred to in the industry as a 3.0% CDR and 40% loss severity, and referred to herein as the "3%/40% CDR Loss Scenario"). The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our aggregate CMBS by approximately $49.4 million (or 5.7%) and $248.5 million (or 28.5%), respectively. The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our subordinated CMBS (BB+ through unrated/issuer's equity) by approximately $49.4 million (or 9.3%) and $248.5 million (or 46.6%), respectively.

     The aggregate amount of credit losses assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario totaled approximately $727 million and $970 million, respectively. These amounts are in comparison to the aggregate amount of anticipated credit losses expected by us as of June 30, 2003 of approximately $559 million used to calculate GAAP income yields. It should be noted that the amount and timing of the anticipated credit losses assumed by us related to the GAAP income yields are not directly comparable to those assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario.

     Sensitivity of Fair Value to Changes in the Discount Rate

     The required rate of return used to determine the fair value of our CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium. These variables are combined to determine a total rate that, when used to discount the CMBS's assumed stream of future cash flows, results in a net present value of such cash flows. The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market's perception of the issuers and the credit fundamentals of the commercial real estate underlying each pool of commercial mortgage loans. For purposes of this disclosure, we assumed that the discount rate used to determine the fair value of our CMBS increased by 100 basis points and 200 basis points. The increase in the discount rate by 100 and 200 basis points, respectively, would result in a corresponding decline in the value of our aggregate CMBS by approximately $50.8 million (or 5.8%) and $97.4 million (or 11.2%), respectively, and our subordinated CMBS by approximately $32.5 million (or 6.1%) and $62.1 million (or 11.6%), respectively.

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

     Sensitivity of Fair Value to Extension Risk

     For purposes of this disclosure, we assumed that the maturity date of each commercial mortgage loan underlying the CMBS was extended for a period of 12 months and 24 months beyond the contractual maturity date specified in each mortgage loan. The delay in the timing and receipt of such cash flows for an extended period of time consisting of 12 months and 24 months, respectively, would result in a corresponding decline in the value of our aggregate CMBS by approximately $5.5 million (or 0.5%) and $11.0 million (or 1.0%), respectively, and our subordinated CMBS by approximately $4.3 million (or 0.6%) and $8.5 million (or 1.2%), respectively.

     Impact of Prepayment Risk on Fair Value

     Our investments in subordinated CMBS are purchased at a discount to their face amount due to their subordinated claim to principal and interest cash flows and priority of allocation of realized losses. As a result of the discounted purchase price, the return of principal sooner than anticipated from prepayments, and/or in amounts greater than initially assumed when determining the discounted purchase price, would result in an increase in the value of our subordinated CMBS. Such appreciation in value would result from the higher subordination level of the CMBS transaction relative to comparable CMBS and the potential for an upgrade in the ratings category of the security. Since the effects of prepayments would enhance the value of our subordinated CMBS, the effects of increased prepayments were excluded from the sensitivity analysis above. It should be noted that the effects of a decline in prepayments is reflected in the Sensitivity of Fair Value to Extension Risk above.

5. INSURED MORTGAGE SECURITIES

     We own the following insured mortgage securities directly or indirectly through wholly owned subsidiaries (in thousands):

                                                                       As of June 30, 2003
                                                                       -------------------
                                            Number of                                          Weighted            Weighted
                                            Mortgage                                        Average Effective      Average
                                           Securities     Fair Value     Amortized Cost       Interest Rate     Remaining Term (4)
                                          -----------    ------------   ---------------    ------------------   ------------------
CRIIMI MAE Financial Corporation              18           $  68,216         $ 67,252           8.45%             25 years
CRIIMI MAE Financial Corporation II           23             117,671          116,347           7.20%             22 years
CRIIMI MAE Financial Corporation III (3)      13              35,298           34,813           8.00%             26 years
                                              --           ---------         --------           -----             --------
                                              54 (1)        $221,185         $218,412           7.71% (2)         24 years (2)
                                              ==           =========         ========           =====             ========

                                                                     As of December 31, 2002
                                                                     -----------------------
                                            Number of                                          Weighted            Weighted
                                            Mortgage                                        Average Effective      Average
                                           Securities     Fair Value     Amortized Cost       Interest Rate     Remaining Term (4)
                                          -----------    ------------   ---------------    ------------------   ------------------
CRIIMI MAE                                     1           $   5,730          $  5,340           8.00%            32 years
CRIIMI MAE Financial Corporation              22              77,454            76,653           8.40%            25 years
CRIIMI MAE Financial Corporation II           28             145,576           145,396           7.19%            23 years
CRIIMI MAE Financial Corporation III          16              46,580            46,266           7.92%            27 years
                                              --           ---------          --------           -----            --------
                                              67           $ 275,340          $273,655           7.67% (2)        25 years (2)
                                              ==           =========          ========           =====            ========


(1) During the six months ended June 30, 2003, twelve mortgage loans underlying our mortgage securities were prepaid and one mortgage loan was partially prepaid. These prepayments generated net proceeds of approximately $48.1 million and resulted in a financial statement net loss of approximately $(131), which is included in net gains (losses) on mortgage security dispositions in the accompanying consolidated statement of income for the six months ended June 30, 2003. In addition, we sold one insured mortgage security that was owned by CRIIMI MAE Inc. for approximately $5.7 million, which resulted in a gain of approximately $357 during the six months ended June 30, 2003. Approximately 20% (based on amortized cost) of our insured mortgage loans prepaid, partially prepaid or were sold during the six months ended June 30, 2003. In July 2003, an insured mortgage with an amortized cost of approximately $28.1 million was prepaid. This prepayment will result in the recognition of a loss on disposition of approximately $615 during the three months ended September 30, 2003, due to the write-off of related unamortized premium and costs.

(2) Weighted averages were computed using total face value of the mortgage securities. It is possible that some of the underlying mortgage loans may prepay due to the low current mortgage interest rates.

(3) We currently have the option of prepaying the CRIIMI MAE Financial Corporation III debt since the current face value of the debt is less than 20% of the original face value.

(4) The weighted average lives are one year or less based on our prepayment assumptions.

6. OBLIGATIONS UNDER FINANCING FACILITIES

     The following table summarizes our debt outstanding as of June 30, 2003 and December 31, 2002 and for the six months ended June 30, 2003 (in thousands):

                                             As of and for the six months ended June 30, 2003
                                         ----------------------------------------------------------
                                                           Effective                     Average
                                                            Rate at       Average        Effective  December 31, 2002
                                         Ending Balance   Quarter End     Balance          Rate      Ending Balance
                                         --------------   -----------     -------       ----------   --------------
Recourse to CRIIMI MAE:
----------------------
Bear Stearns debt (1)                       $ 298,750         4.9%       $ 277,866         4.7%       $       --
BREF debt (2)                                  31,267        16.1%          27,772        16.3%               --
Exit variable-rate secured borrowing (3)           --          --           25,983         6.7%          214,673
Series A senior secured notes (4)                  --          --           35,944        11.9%           92,789
Series B senior secured notes (5)                  --          --           26,636        20.3%           68,491

Non-Recourse to CRIIMI MAE:
--------------------------
Securitized mortgage obligations:
          CMBS (6)                            287,092         9.1%         286,553         8.9%          285,845
          Freddie Mac funding note (7)        111,347         7.6%         120,051         9.0%          139,550
          Fannie Mae funding note (8)          33,615         7.4%          37,394         9.4%           44,902
          CMO (9)                              59,351         7.5%          62,850         8.1%           68,527
Mortgage payable (10)                           7,273        12.0%           7,239        12.0%            7,214
                                            ---------                     --------                      --------
          Total debt                        $ 828,695         7.5%        $908,288         8.2%         $921,991
                                            =========                     ========                      ========


(1) The effective interest rate reflects the amortization of deferred financing fees. During the six months ended June 30, 2003, we recognized $720 of interest expense related to the amortization of the deferred financing fees.

(2) The effective interest rate reflects the amortization of deferred financing fees. During the six months ended June 30, 2003, we recognized $163 of interest expense related to the amortization of the deferred financing fees.

(3) The effective interest rate during the six months ended June 30, 2003 reflects the accrual of estimated extension fees through January 23, 2003. During the six months ended June 30, 2003 and 2002, we recognized interest expense of $251 and $1,636 related to these estimated extension fees. This debt was repaid in full on January 23, 2003, and the cumulative accrued extension fees (from April 17, 2001 through January 23, 2003) were reversed into income in gain on extinguishment of debt in 2003.

(4) The effective interest rate during the six months ended June 30, 2003 reflects the accrual of estimated extension fees through January 23, 2003. During the six months ended June 30, 2003 and 2002, we recognized interest expense of $34 and $163 related to these estimated extension fees. This debt was repaid in full on March 10, 2003, and the cumulative accrued extension fees (from April 17, 2001 through January 23, 2003) were reversed into income in gain on extinguishment of debt in 2003.

(5) The effective interest rate during the six months ended June 30, 2003 reflects the accrual of estimated extension fees through January 23, 2003. During the six months ended June 30, 2003 and 2002, we recognized interest expense of $52 and $339 related to these estimated extension fees. This debt was repaid in full on March 10, 2003, and the cumulative accrued extension fees (from April 17, 2001 through January 23, 2003) were reversed into income in gain on extinguishment of debt in 2003.

(6) As of June 30, 2003 and December 31, 2002, the face amount of the debt was $328,446 with unamortized discount of $41,354 and $42,601, respectively. During the six months ended June 30, 2003 and 2002, discount amortization of $1,247 and $1,444, respectively, was recorded as interest expense.

(7) As of June 30, 2003 and December 31, 2002, the face amount of the note was $114,114 and $143,067, respectively, with unamortized discount of $2,766 and $3,516, respectively. During the six months ended June 30, 2003 and 2002, discount amortization of $750 and $703, respectively, was recorded as interest expense. The average effective interest rate reflects approximately $600 of additional interest expense during the six months ended June 30, 2003 due to the mortgages underlying the insured mortgage securities prepaying at a faster rate than anticipated. Under the effective interest method of recognizing interest expense, the prepayments of the debt required an adjustment to cumulative interest expense related to the amortization of discount and deferred fees.

(8) As of June 30, 2003 and December 31, 2002, the face amount of the note was $34,241 and $45,750, respectively, with unamortized discount of $626 and $847, respectively. During the six months ended June 30, 2003 and 2002, discount amortization of $221 and $118, respectively, was recorded as interest expense. The average effective interest rate reflects approximately $277 of additional interest expense during the six months ended June 30, 2003 due to the mortgages underlying the insured mortgage securities prepaying at a faster rate than anticipated. Under the effective interest method of recognizing interest expense, the prepayments of the debt required an adjustment to cumulative interest expense related to the amortization of discount and deferred fees.

(9) As of June 30, 2003 and December 31, 2002, the face amount of the note was $60,567 and $69,982, respectively, with unamortized discount of $1,216 and $1,455, respectively. During the six months ended June 30, 2003 and 2002, discount amortization of $238 and $246, respectively, was recorded as interest expense. The average effective interest rate reflects approximately $179 of additional interest expense during the six months ended June 30, 2003 due to the mortgages underlying the insured mortgage securities prepaying at a faster rate than anticipated. Under the effective interest method of recognizing interest expense, the prepayments of the debt required an adjustment to cumulative interest expense related to the amortization of discount and deferred fees.

(10) As of June 30, 2003 and December 31, 2002, the unpaid principal balance of this mortgage payable was $8,670 and $8,724, respectively, and the unamortized discount was $1,397 and $1,510, respectively. The coupon rate on the mortgage payable is 7.34%. The effective interest rate on the mortgage payable is 12.00% as a result of the discount amortization. The discount is being amortized to interest expense through maturity in 2008. During the six months ended June 30, 2003 and 2002, discount amortization of $113 and $103, respectively, was recorded as interest expense.

Debt Incurred in Connection with January 2003 Recapitalization

     Bear Stearns Debt

     Bear Stearns provided $300 million in secured financing to two of our subsidiaries, in the form of a repurchase transaction under the January 2003 recapitalization. The Bear Stearns Debt matures in 2006, bears interest at a rate equal to one-month LIBOR plus 3%, payable monthly, and requires quarterly principal payments of $1.25 million. The principal payments will increase to $1.875 million per quarter if a collateralized debt obligation transaction (or
CDO) is not completed by January 23, 2004. The interest rate will increase by 1%, to one-month LIBOR plus 4%, if Bear Stearns structures a CDO that meets certain rating requirements and we decline to enter into such transaction. Although CRIIMI MAE Inc. (unconsolidated) is not a primary obligor of the Bear Stearns Debt, it has guaranteed all obligations under the debt. We paid a commitment fee of 0.5% of the Bear Stearns Debt to Bear Stearns. We also paid $250,000 of Bear Stearns' legal expenses.

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

     The Bear Stearns Debt is collateralized by first direct and/or indirect liens on all of our subordinated CMBS, and is subject to a number of terms, conditions and restrictions including, without limitation, scheduled principal and interest payments, and restrictions and requirements with respect to the collection and application of funds. The indirect first liens are first liens on the equity interests of three of our subsidiaries that hold certain subordinated CMBS. If the outstanding loan amount under the Bear Stearns Debt exceeds 85% of the aggregate market value of the collateral securing the Bear Stearns Debt, as determined by Bear Stearns in its sole good faith discretion, then Bear Stearns, if, and as, permitted after the application of the terms of a netting agreement entered into in connection with an interest rate swap (as described below), can require us to transfer cash, cash equivalents or securities so that the outstanding loan amount will be less than or equal to 80% of the aggregate market value of the collateral (including any additional collateral provided). Failure to meet any margin call could result in an event of default which would enable Bear Stearns to exercise various rights and remedies including acceleration of the maturity date of the Bear Stearns Debt and the sale of the collateral. In order to meet a margin call, we may be required to sell assets at prices lower than their carrying value which could result in losses.

     Interest Rate Swap Agreement and Netting Agreement

     During the second quarter of 2003, two of our subsidiaries (the primary obligors of the Bear Stearns Debt) entered into an interest rate swap agreement for the purpose of hedging the variability of expected future interest payments on our anticipated CDO, as more fully described under Note 7. We have entered into two interest rate swap transactions under this agreement in which we agreed to pay Bear Stearns fixed interest rates of 3.946% and 4.055% per annum in exchange for floating payments based on one-month LIBOR on notional amounts of $50 million and $25 million, respectively. These swaps are effective on October 15, 2003, terminate on October 15, 2013 and provide for monthly interest payments commencing November 15, 2003.

We anticipate that the interest rate swaps will be terminated or otherwise disposed of, in each case subject to the consent of Bear Stearns, upon issuance of the CDO.

     Under the interest rate swap documents, our two subsidiaries have granted to Bear Stearns a security interest in all of their rights, title and interest in certain assets, including property now or hereafter held by Bear Stearns in connection with the Bear Stearns Debt or the interest rate swap documents and certain contract rights under the Bear Stearns Debt and interest rate swap documents (including the subsidiaries' rights to any "margin excess" related to the collateral securing the Bear Stearns Debt, with margin excess as defined in the Bear Stearns Debt documents), to secure their obligations under the interest rate swap documents and the Bear Stearns Debt. This security interest constitutes additional collateral for the Bear Stearns Debt. Also under the interest rate swap documents, on any day on which there exists any obligation for us to deliver cash or additional eligible collateral under either the interest rate swap or under the Bear Stearns Debt, such obligation will be deemed satisfied to the extent there exists a margin excess under the Bear Stearns Debt or an obligation for Bear Stearns to deliver cash or eligible collateral under the interest rate swap. CRIIMI MAE Inc. has guaranteed all of its subsidiaries' obligations under the interest rate swap documents, as well as the Bear Stearns Debt.

     BREF Debt

     In connection with the January 2003 recapitalization, BREF Fund purchased $30 million of our newly issued subordinated debt and, at our option, BREF Fund will purchase up to an additional $10 million of subordinated debt prior to January 23, 2004. The BREF Debt matures on January 23, 2006 and bears interest at an annual rate of 15%. The interest on the BREF Debt is payable semi-annually and there are no principal payments until maturity. If we decide to sell the additional $10 million of subordinated debt to BREF Fund, it will bear interest at an annual rate of 20% and mature on January 23, 2006. We have a right to defer two-thirds of the interest on the BREF Debt, which we are currently deferring, (and half on the additional $10 million, if sold to BREF Fund) during its term. The BREF Debt is secured by first liens on the equity interests of two of our subsidiaries. Although this effectively provides BREF Fund with an indirect lien on all of our subordinated CMBS that are held by three of our other lower-tier subsidiaries, Bear Stearns has first liens on the equity interests of these three lower tier subsidiaries and on certain of the subordinated CMBS held by one of these lower tier subsidiaries. Pursuant to an intercreditor agreement between Brascan Real Estate Financial Investments LLC, which we refer to as BREF Investments, and Bear Stearns, BREF Investments has agreed that its indirect liens on Bear Stearns' first lien collateral are subordinate to Bear Stearns' liens and has further agreed to contractual restrictions on its ability to realize upon its indirect interest in the Bear Stearns first lien collateral. We paid an origination fee of 0.67% to BREF Investments related to the BREF Debt and an aggregate of $1 million for expenses in connection with the transactions. Pursuant to the Investment Agreement with BREF Investments, we are also obligated to pay BREF Investments a quarterly maintenance fee of $434,000 through January 2006.

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

Gain on Extinguishment of Exit Debt

     During the three months ended March 31, 2003, we reversed approximately $7.8 million of accrued extension fees related to the Exit Debt since the debt was repaid and the extension fees were no longer payable. This reversal is reflected as a gain on extinguishment of debt in our consolidated statement of income. This reversal was partially offset by approximately $403,000 of breakage fee paid to the lender of the Exit Variable-Rate Secured Borrowing and legal fees of approximately $47,000, resulting in a gain on extinguishment of debt of approximately $7.3 million.

Other Debt Related Information

     Fluctuations in interest rates will continue to impact the value of our mortgage assets and could result in margin calls and impact the net interest margin through increased cost of funds on our variable rate debt and the anticipated CDO. We have an interest rate cap and swaps to partially limit the adverse effects of rising interest rates on our variable rate debt and the anticipated CDO. When the cap expires, we will have interest rate risk to the extent interest rates increase on our variable rate debt unless the cap is replaced with another hedge or other steps, including the anticipated CDO, are taken to mitigate this risk. Furthermore, with respect to the cap, we currently have interest rate risk to the extent that the LIBOR interest rate increases between the current rate and the cap rate. See Note 7 for further discussion of our derivative financial instruments. As of June 30, 2003, our debt-to-equity ratio was approximately 2.5 to 1 and our non-match-funded debt-to-equity ratio was approximately 1 to 1.

     The following table lists the fair market value of the collateral related to our securitized mortgage obligations (in millions):

                                                Collateral Fair Value as of
Securitized Mortgage Obligations           June 30, 2003      December 31, 2002
--------------------------------           -------------      -----------------

CMBS                                           $ 340                $ 326
Freddie Mac Funding Note                         118                  146
Fannie Mae Funding Note                           35                   47
CMO                                               68                   77

7. DERIVATIVE FINANCIAL INSTRUMENTS

     In the second quarter of 2003, we entered into two interest rate swaps to hedge the variability of the future interest payments on the anticipated CDO attributable to changes in the U.S. swap rates. Our obligations to Bear Stearns under the interest rate swap documents are collateralized by certain assets as described in Note 6. These swaps are treated as cash flow hedges for GAAP. The following is a summary of the terms of the interest rate swaps:

         Date entered                         May 16, 2003                June 27, 2003
         Notional amount                      $50 million                 $25 million
         Effective date                       October 15, 2003            October 15, 2003
         Maturity date                        October 15, 2013            October 15, 2013
         Fixed rate                           3.946%                      4.055%
         Floating rate                        1 month U.S. LIBOR          1 month U.S. LIBOR


     The swaps are intended to protect our cost of financing in connection with our anticipated CDO transaction. We intend to terminate the swaps simultaneously with the issuance of the CDO. As of June 30, 2003, the aggregate fair value of the interest rate swaps was a liability of approximately $63,000.

     As of June 30, 2003, we have an interest rate cap indexed to one-month LIBOR to partially limit the adverse effects of potential rising interest rates on our variable-rate debt. The interest rate cap provides protection to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, we will receive payments based on the difference between the index and the cap. At June 30, 2003, our interest rate cap had a fair value of $0 and had the following terms:

Notional Amount           Effective Date        Maturity Date          Cap            Index
---------------           --------------        --------------         ----           -----
$   175,000,000 (1)       May 1, 2002           November 3, 2003       3.25%          1 month LIBOR (2)


(1) Our designated (as defined in SFAS No. 133) interest rate cap hedges approximately 59% of our variable-rate secured debt as of June 30, 2003.
(2)  One-month LIBOR was 1.12% at June 30, 2003.

     We are exposed to credit loss in the event of non-performance by the counterparties to the interest rate cap and interest rate swaps should interest rates exceed the cap rate, or if the floating rate exceeds the fixed swap rates respectively, however, we do not anticipate non-performance by the counterparties. The counterparties (or the parent to the counterparty in the case of the interest rate swaps) have long-term debt ratings of A or above by S&P and A2 or above by Moody's. Although neither the cap nor swaps are exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.

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

     A summary of our year-to-date net operating loss as of June 30, 2003 is as follows (in millions):

January 2000 Loss                                                                      $ (478.2)
LESS:   Amounts recognized in 2002, 2001 and 2000                                         358.6
LESS:   Amounts recognized during the six months ended June 30, 2003                       59.8
                                                                                       ---------
Balance remaining of January 2000 Loss to be recognized during the remainder of 2003   $  (59.8)
                                                                                       =========

Taxable income for the six months ended June 30, 2003 before recognition               $   15.3
   of January 2000 Loss
LESS:   January 2000 Loss recognized during the six months ended June 30, 2003            (59.8)
                                                                                       ---------
Net Operating Loss for the six months ended June 30, 2003                              $  (44.5)
                                                                                       =========

Accumulated Net Operating Loss through December 31, 2002                               $ (223.8)
Net Operating Loss for the six months ended June 30, 2003                                 (44.5)
Net Operating Loss utilization                                                                -
                                                                                       ---------
Net Operating Loss carried forward for use in future periods                           $ (268.3)
                                                                                       =========

Accumulated and unused net operating loss and remaining January 2000 Loss              $ (328.1)
                                                                                       =========

9.  SERVICING  RESTRUCTURING  AND SALE OF CMBS MASTER AND DIRECT  SERVICING
RIGHTS

     In April 2003, CMSLP restructured its property servicing group. In connection with the restructuring, 15 employee positions are being eliminated in the second and third quarters of 2003. The elimination of these positions resulted in the termination of 11 employees. We recognized approximately $144,000 of servicing restructuring expenses, representing employee severance and related benefits, during the three months ended June 30, 2003. We expect to recognize approximately $7,000 of restructuring expenses during the three months ended September 30, 2003. In conjunction with this restructuring, we are exploring various alternatives related to the servicing functions performed by the property servicing group, including, but not limited to, outsourcing certain responsibilities. There can be no assurance that we will be able to achieve such alternatives. The table below provides a summary of the change in the liability balance associated with the restructuring of our property servicing group. All amounts in the accrual are severance and other employee benefits.

Balance, April 1, 2003                       $     --
Amounts accrued                               144,371
Amounts paid                                 (113,822)
                                             ---------
Balance, June 30, 2003                       $ 30,549
                                             =========

     In February 2002, CMSLP sold all of its rights and obligations under its CMBS master and direct servicing contracts because the contracts were not profitable, given the relatively small volume of master and direct CMBS servicing that CMSLP was performing. In connection with this restructuring, 34 employee positions were eliminated. During the three months ended June 30, 2002, CMSLP recognized a gain of approximately $4.8 million related to the sale. GAAP required the gain to be deferred until the second quarter of 2002 due to the contingencies related to the sale. As a result of this sale and related restructuring, CMSLP recorded restructuring expenses in the fourth quarter of 2001. During the three months ended June 30, 2002, CMSLP recorded additional restructuring expenses of $141,000 primarily related to rent on vacant office space that was taking longer to sublease than originally anticipated.

10. RECAPITALIZATION EXPENSES

     We consolidated our office space in connection with our January 2003 recapitalization and, as a result, we recorded approximately $532,000 of expense for vacant office space during the three months ended June 30, 2003. The accrual for the vacant space represents the fair value of lease payments through 2007, a tenant improvement allowance and a broker commission, all net of estimated sublease revenue in accordance with SFAS No. 146. In addition, as discussed in
Note 14, we recognized approximately $2.6 million of expenses related to the termination of our former Chairman and former President during the three months ended March 31, 2003.

     During the three and six months ended June 30, 2002, we recognized approximately $244,000 of recapitalization expenses related to the services performed by our investment banking firm during the initial stages of our exploration of strategic alternatives.

11. COMMON STOCK

     We had 300,000,000 authorized shares and 15,201,685 and 13,945,068 issued and outstanding shares of $0.01 par value common stock as of June 30, 2003 and December 31, 2002, respectively. In connection with the January 2003 recapitalization, BREF Fund acquired 1,212,617 shares of our newly issued common stock, or approximately 8% of our outstanding common stock after giving effect to the share acquisition, at $11.50 per share, or approximately $13.9 million.

     The following table summarizes the common stock activity through June 30, 2003:

                                                                       Common Shares      Balance of Common
          Date                           Description                       Issued         Shares Outstanding
-------------------------  -----------------------------------------  -----------------   -------------------
   December 31, 2002       Beginning balance                                                  13,945,068
                           Shares issued to BREF Fund                      1,212,617
                           Stock options exercised                             5,000
-------------------------------------------------------------------------------------------------------------
     March 31, 2003        Balance                                                            15,162,685
-------------------------------------------------------------------------------------------------------------
                           Stock options exercised                            39,000
-------------------------------------------------------------------------------------------------------------
     June 30, 2003         Balance                                                            15,201,685
-------------------------------------------------------------------------------------------------------------


     In connection with the January 2003 recapitalization, BREF Fund also received seven-year warrants to purchase up to 336,835 additional shares of common stock at $11.50 per share. The fair value of the warrants was calculated as approximately $2.6 million using the Black-Scholes option pricing model. The assumptions we used to value the warrants are consistent with the assumptions used to value our stock options. The warrants are a component of equity.

12. PREFERRED STOCK

     As of June 30, 2003 and December 31, 2002, 75,000,000 shares of preferred stock were authorized. As of June 30, 2003 and December 31, 2002, 3,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock, 1,610,000 shares were designated as Series F Redeemable Cumulative Dividend
Preferred Stock, 3,760,000 shares were designated as Series G Redeemable Cumulative Dividend Preferred Stock and 45,000 shares were designated as Series H Junior Preferred Stock.

     As of June 30, 2003, there were no accrued and unpaid dividends for any series of our preferred stock. On August 14, 2003, we declared cash dividends of $0.68, $0.30 and $0.375 per share of Series B, Series F and Series G Preferred Stock, respectively, payable on September 30, 2003 to shareholders of record on September 17, 2003.

Series B Cumulative Convertible Preferred Stock

     As of June 30, 2003 and December 31, 2002, there were 1,593,982 shares of Series B Preferred Stock issued and outstanding. The Series B Preferred Stock provides for a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $3.00, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 0.4797 times one plus a conversion premium of 3%, subject to further adjustment upon the occurrence of certain events. The following table summarizes the 2003 dividend payment activity for the Series B Preferred Stock:

                                                                                   Time Period for
                                         Dividends per     Amount of Dividends     which dividends
    Declaration Date    Payment Date     Series B Share                             were accrued
    -------------------------------------------------------------------------------------------------
    March 5, 2003     March 31, 2003      $  0.68              $ 1,083,908          4/01/02-6/30/02
    May 15, 2003      June 30, 2003       $  0.68              $ 1,083,908          7/01/02-9/30/02
    June 3, 2003      June 30, 2003       $  2.04              $ 3,251,723         10/01/02-6/30/03


     As of June 30, 2003, each share of Series B Preferred Stock was convertible into 0.4797 shares of common stock.

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

Series F Redeemable Cumulative Dividend Preferred Stock

     As of June 30, 2003 and December 31, 2002, there were 586,354 shares of Series F Preferred Stock issued and outstanding. The Series F Preferred Stock provides for dividends at a fixed annual rate of 12%. The following table summarizes the 2003 dividend payment activity for the Series F Preferred Stock:

                                                                                   Time Period for
                                         Dividends per     Amount of Dividends     which dividends
    Declaration Date    Payment Date     Series F Share                             were accrued
    -------------------------------------------------------------------------------------------------
    March 5, 2003     March 31, 2003      $    0.30            $ 175,906            4/01/02-6/30/02
    May 15, 2003      June 30, 2003       $    0.30            $ 175,906            7/01/02-9/30/02
    June 3, 2003      June 30, 2003       $    0.90            $ 527,719           10/01/02-6/30/03


Series G Redeemable Cumulative Dividend Preferred Stock

     As of June 30, 2003 and December 31, 2002, there were 1,244,656 shares of Series G Preferred Stock issued and outstanding. The Series G Preferred Stock provides for dividends at a fixed annual rate of 15%. The following table summarizes the 2003 dividend payment activity for the Series G Preferred Stock:

                                                                                   Time Period for
                                         Dividends per     Amount of Dividends     which dividends
    Declaration Date    Payment Date     Series G Share                             were accrued
    -------------------------------------------------------------------------------------------------
    March 5, 2003     March 31, 2003      $   0.375           $   466,746           4/01/02-6/30/02
    May 15, 2003      June 30, 2003       $   0.375           $   466,746           7/01/02-9/30/02
    June 3, 2003      June 30, 2003       $   1.125           $ 1,400,238          10/01/02-6/30/03


Series H Junior Preferred Stock

     As of June 30, 2003 and December 31, 2002, there were no issued and outstanding shares of Series H Preferred Stock.

13. EARNINGS PER SHARE

     The following tables reconcile basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002.

                                      For the three months ended June 30, 2003          For the three months ended June 30, 2002
                                                                        Per Share                                       Per Share
                                      Income          Shares             Amount           Income          Shares (2)      Amount
                                  ---------------   ---------------   --------------  --------------- --------------- -------------
Basic (loss) income per share:
Net (loss) income to common
   shareholders                    $ (3,580,779)      15,176,070       $ (0.24)          $ 2,295,745      13,915,490        $0.16
Dilutive effect of securities (1):
   Stock options                             --               --            --                    --         151,459           --
   Warrants outstanding                      --               --            --                    --              --           --
   Convertible preferred stock               --               --            --                    --              --           --
                                   -------------      ------------    ------------      -------------  ---------------   --------
Diluted  (loss) income per share:
(Loss) income to common shareholders
  and assumed conversions          $ (3,580,779)      15,176,070      $  (0.24)          $ 2,295,745      14,066,949        $0.16
                                   =============      ============    ============      =============  ===============   =========

                                      For the six months ended June 30, 2003            For the six months ended June 30, 2002
                                                                        Per Share                                       Per Share
                                      Income          Shares             Amount           Income          Shares (2)      Amount
                                  ---------------   ---------------   --------------  --------------- --------------- -------------
Net income before cumulative effect of
   change in accounting principle  $    681,762       15,068,051      $   0.05           $ 5,234,266      13,487,773       $ 0.39
Cumulative effect of change in
   accounting principle related to
   SFAS 142                                  --               --            --            (9,766,502)     13,487,773        (0.72)
                                   -------------     ------------     ----------        -------------   -------------    ---------
Basic income (loss) per share:
Net income (loss) to common
   shareholders                         681,762       15,068,051          0.05            (4,532,236)     13,487,773        (0.34)
Dilutive effect of securities (1):
   Stock options                             --          339,058         (0.01)                   --              --           --
   Warrants outstanding                      --               --            --                    --              --           --
   Convertible preferred stock               --               --            --                    --              --           --
                                   -------------     ------------     ----------        -------------   -------------    ---------
Diluted income (loss) per share:
Income (loss) to common shareholders
   and assumed conversions          $   681,762       15,407,109      $   0.04          $ (4,532,236)     13,487,773      $ (0.34)
                                   =============     =============    ==========        =============  ===============   =========


(1) The common stock equivalents for stock options, the Preferred Stock that is convertible and the warrants outstanding are not included in the calculation of diluted EPS if the effect would be anti-dilutive.
(2) Includes the weighted average number of common shares payable or paid to preferred stockholders related to dividends as of the respective dividend declaration dates.

14. TRANSACTIONS WITH RELATED PARTIES

     The following is a summary of the related party transactions which occurred during the three and six months ended June 30, 2003 and 2002:

                                                         Three months ended June 30,                Six months ended June 30,
                                                           2003               2002                   2003               2002
                                                           ----               ----                   ----               ----
Amounts received or accrued from the AIM Limited
------------------------------------------------
 Partnerships
 ------------
 Income(1)                                               $ 106,710          $ 144,182           $   222,690         $   290,631
 Return of capital(2)                                      720,860            206,946               954,402           1,052,048
                                                         ----------         ----------          ------------        ------------
  Total                                                  $ 827,570          $ 351,128           $ 1,177,092         $ 1,342,679
                                                         ==========         ==========          ============        ============
Amounts received or accrued from AIM Acquisition
 Limited Partnership (1)                                 $  42,423          $  60,418           $    90,881         $   121,394
                                                         ==========         ==========          ============        ============
Expense reimbursements from AIM Limited
 Partnerships (3)                                        $  69,623          $  43,729           $   111,107         $    95,227
                                                         ==========         ==========          ============        ============
Expense reimbursements to affiliates of BREF
 Fund and employees of those affiliates (3)              $  10,660          $       -           $    18,112         $         -
                                                         ==========         ==========          ============        ============
Expense reimbursement (to) from CRI:
------------------------------------
 Expense reimbursement to CRI (3) (4)                    $ (26,217)         $ (46,305)          $   (75,991)        $   (89,762)
 Expense reimbursement from CRI (3) (4)                     19,044             53,538                72,479              76,438
                                                         ----------         ----------          ------------        ------------
 Net expense reimbursement (to) from CRI                 $  (7,173)           $ 7,233           $    (3,512)        $   (13,324)
                                                         ==========         ==========          ============        ============


(1) Included as equity in (losses) earnings from investments on the accompanying consolidated statements of income.
(2) Included as a reduction of equity investments on the accompanying consolidated balance sheets.
(3) Included in general and administrative expenses on the accompanying consolidated statements of income.
(4) Pursuant to an administrative services agreement between us and CRI, CRI provided us with certain administrative and office facility services and other services, at cost, with respect to certain aspects of our business.
    We used the services provided under the administrative services agreement to the extent such services were not performed by CRIIMI MAE Management or provided by another service provider. The administrative services agreement was terminable on 30 days notice at any time. The majority of such services under this agreement were terminated in March 2003. Our former Chairman, who is currently one of our directors, is a director, executive officer and principal shareholder of CRI.

     As previously discussed, Barry Blattman, our Chairman, CEO and President, is affiliated with BREF Fund and BREF Investments. The Board's Compensation and Stock Option Committee is considering various alternatives with respect to the employment arrangement for Mr. Blattman. We have accrued approximately $289,000 in estimated compensation as of June 30, 2003 which is expected to be payable in connection with Mr. Blattman's employment.

     As discussed in Note 6, we paid BREF Investments an origination fee of 0.67% related to the BREF Debt and an aggregate of $1.0 million for expenses in connection with the January 2003 recapitalization transactions. Pursuant to the Investment Agreement with BREF Investments, we are obligated to pay BREF Investments a quarterly maintenance fee of $434,000. As discussed in Note 11, in connection with the January 2003 recapitalization, we issued seven-year warrants to BREF Fund to purchase up to 336,835 shares of our common stock at $11.50 per share. There are also other existing and potential relationships, transactions and agreements with BREF Fund and/or certain of its affiliates (including BREF Investments) relating to the composition of our Board of Directors, additional subordinated debt financing, non-competition and other matters.

     In connection with the January 2003 recapitalization, we amended the employment contracts of our former Chairman, William B. Dockser, and former
President, H. William Willoughby, to provide for their termination on January 23, 2003. During the three months ended March 31, 2003, we recognized approximately $2.6 million of expenses related to severance and related benefit payments, and accelerated vesting of certain outstanding stock options held by Messrs. Dockser and Willoughby. These expenses are reflected as recapitalization expenses in our consolidated statement of income.

     In addition to the transactions listed above, in connection with the Merger in 1995, we entered into a deferred compensation arrangement with William Dockser, Chairman until January 23, 2003 (a Director after January 23, 2003), and H. William Willoughby, President and a Director until January 23, 2003, in an original aggregate amount of $5,002,183 pursuant to which we agreed to pay Messrs. Dockser and Willoughby for services performed in connection with the structuring of the Merger. Our obligation to pay the deferred compensation is limited, with certain exceptions, to the creation of an irrevocable grantor trust for the benefit of Messrs. Dockser and Willoughby and the transfer to such trust of the right to receive such deferred compensation (the Note Receivable) in the original aggregate principal amount of $5,002,183. The deferred compensation is fully vested and payable only to the extent that payments are made by CRI on the Note Receivable. Payments of principal and interest on the Note Receivable/deferred compensation are payable quarterly and terminate in June 2005. The Note Receivable/deferred compensation bears interest at the prime rate (4.00% as of June 30, 2003) plus 2% per annum. During the six months ended June 30, 2003 and 2002, aggregate payments of approximately $292,000 and $313,000, respectively, were made on the Note Receivable/deferred compensation. These aggregate payments were split approximately equally among Messrs. Dockser and Willoughby. The unpaid aggregate principal balance on the note receivable/deferred compensation was $1,125,478 at June 30, 2003. The financial statement impact of these transactions is immaterial.

     On July 24, 2003, we entered into amendments to the employment agreements with Mr. David B. Iannarone (our Executive Vice President), Mrs. Cynthia O. Azzara (our Senior Vice President, Chief Financial Officer and Treasurer) and Mr. Brian L. Hanson (our Senior Vice President), pursuant to which the employment term was changed to August 25, 2003. We are obligated to pay severance and related benefit payments to the executives if we and the executives have not reached a mutual agreement with respect to continued employment. These severance and related benefit payments are estimated to aggregate approximately $3.3 million and would be reflected as an expense in our Consolidated Statement of Income during the three months ended September 30, 2003.

     On August 13, 2003, our Board of Directors appointed Mark Jarrell, a Director, as our President and Chief Operating Officer effective September 15, 2003. Mr. Jarrell resigned from our Board on August 13, 2003 after his appointment by the Board. In conjunction with the appointment of Mr. Jarrell, Mr. Blattman resigned as our President effective September 15, 2003. Mr. Blattman will continue as our Chairman and Chief Executive Officer. Mr. Jarrell will be paid an annual base salary of $400,000 with a guaranteed minimum bonus of $200,000 annually ($100,000 for the remainder of 2003). In connection with his appointment, Mr. Jarrell is being granted approximately 58,000 shares of restricted common stock on September 15, 2003, valued at $666,667 based on the closing price of our common stock on August 12, 2003, under our 2001 Stock Incentive Plan. This initial grant will vest 25% on December 31, 2003 and 75% on December 31, 2004. In addition, Mr. Jarrell will be granted shares of common stock equivalent to $500,000 on each of December 31, 2005 and 2006, provided he is employed by us on those dates and subject to certain terms of his Employment Offer Letter Agreement dated August 11, 2003 as included in an Exhibit herein. We expect to recognize approximately $167,000 of compensation expense related to the restricted common stock award during the remainder of 2003 and approximately $500,000 of compensation expense during 2004.

15. SEGMENT REPORTING

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

     The following tables detail the financial performance of these operating segments for the three and six months ended June 30, 2003 and 2002. The basis of accounting used in the tables is GAAP.

                                                             As of and for the three months ended June 30, 2003
                                             ------------------------------------------------------------------------------------
                                                                                          Elimination of
                                                 Portfolio             Mortgage            Intercompany
                                                 Investment            Servicing           Transactions          Consolidated
                                             -------------------    ----------------    -------------------    ------------------
Interest income                               $    26,388,876         $         -         $           -          $    26,388,876
Interest expense                                  (15,430,292)                  -                     -              (15,430,292)
                                             -------------------    ----------------    -------------------    ------------------
  Net interest margin                              10,958,584                   -                     -               10,958,584
                                             -------------------    ----------------    -------------------    ------------------
General and administrative expenses                (2,583,244)                  -              (276,467)              (2,859,711)
Depreciation and amortization                        (145,534)                  -                     -                 (145,534)
Impairment on CMBS                                 (8,947,878)                  -                     -               (8,947,878)
Servicing income                                            -           2,765,026                     -                2,765,026
Servicing general and administrative expenses               -          (2,369,621)              276,467               (2,093,154)
Servicing amortization, depreciation
  and impairment                                            -            (554,490)                    -                 (554,490)
Servicing restructuring expenses                            -            (144,371)                    -                 (144,371)
Income tax benefit (expense)                                -              13,854                     -                   13,854
Equity in (losses) earnings from investments           (6,933)                  -                     -                   (6,933)
Other, net                                            116,607                   -                     -                  116,607
BREF Maintenance fee                                 (424,356)                  -                     -                 (424,356)
Recapitalization expenses                            (531,863)                  -                     -                 (531,863)
Gain on extinguishment debt                                 -                   -                     -                        -
                                             -------------------    ----------------    -------------------    ------------------
                                                  (12,523,201)           (289,602)                    -              (12,812,803)
                                             -------------------    ----------------    -------------------    ------------------
Net income (loss) before changes in
  accounting principles                       $    (1,564,617)       $   (289,602)        $           -          $    (1,854,219)
                                             ===================    ================    ===================    ==================
Total assets                                  $ 1,153,752,894        $ 12,010,727         $           -          $ 1,165,763,621
                                             ===================    ================    ===================    ==================


                                                             As of and for the three months ended June 30, 2002
                                             ------------------------------------------------------------------------------------
                                                                                          Elimination of
                                                 Portfolio             Mortgage            Intercompany
                                                 Investment            Servicing           Transactions          Consolidated
                                             -------------------    ----------------    -------------------    ------------------
Interest income                               $    31,743,348         $         -         $          -           $    31,743,348
Interest expense                                  (23,185,362)                  -                    -               (23,185,362)
                                             -------------------    ----------------    -------------------    ------------------
   Net interest margin                              8,557,986                   -                    -                 8,557,986
                                             -------------------    ----------------    -------------------    ------------------
General and administrative expenses                (2,738,135)                  -               58,275                (2,679,860)
Depreciation and amortization                        (368,564)                  -                   -                   (368,564)
Impairment on CMBS                                 (5,151,091)                  -                   -                 (5,151,091)
Servicing income                                            -           2,620,190            (126,153)                 2,494,037
Servicing general and administrative expenses               -          (2,202,768)             67,878                 (2,134,890)
Servicing amortization, depreciation
  and impairment                                            -            (402,931)                  -                   (402,931)
Servicing restructuring expenses                            -            (141,240)                  -                   (141,240)
Servicing gain on sale of servicing rights                  -           4,817,598                   -                  4,817,598
Income tax benefit (expense)                                -            (975,220)                  -                   (975,220)
Equity in (losses) earnings from investments          118,438                   -                   -                    118,438
Other, net                                            132,486                   -                   -                    132,486
Recapitalization expenses                            (244,444)                  -                   -                   (244,444)
                                             -------------------    ----------------    -------------------    ------------------
                                                   (8,251,310)          3,715,629                   -                 (4,535,681)
                                             -------------------    ----------------    -------------------    ------------------
Net income (loss) before changes in
  accounting principles                       $       306,676        $  3,715,629         $         -            $     4,022,305
                                             ===================    ================    ===================    ==================
  Total assets                                $ 1,251,963,947        $ 26,380,307         $         -            $ 1,278,344,254
                                             ===================    ================    ===================    ==================


                                                              As of and for the six months ended June 30, 2003
                                             ------------------------------------------------------------------------------------
                                                                                          Elimination of
                                                 Portfolio             Mortgage            Intercompany
                                                 Investment            Servicing           Transactions          Consolidated
                                             -------------------    ----------------    -------------------    ------------------
Interest income                               $    53,112,746        $          -         $         -            $    53,112,746
Interest expense                                  (37,335,503)                  -               2,702                (37,332,801)
                                             -------------------    ----------------    -------------------    ------------------
   Net interest margin                             15,777,243                   -               2,702                 15,779,945
                                             -------------------    ----------------    -------------------    ------------------
General and administrative expenses                (5,392,926)                  -            (415,427)                (5,808,353)
Depreciation and amortization                        (318,824)                  -                   -                   (318,824)
Impairment on CMBS                                 (8,947,878)                  -                   -                 (8,947,878)
Servicing income                                            -           4,892,289              (2,702)                 4,889,587
Servicing general and administrative expenses               -          (4,739,552)            415,427                 (4,324,125)
Servicing amortization, depreciation
  and impairment                                            -            (887,752)                  -                   (887,752)
Servicing restructuring expenses                            -            (144,371)                  -                   (144,371)
Income tax benefit (expense)                                -             186,230                   -                    186,230
Equity in (losses) earnings from investments          121,335                   -                   -                    121,335
Other, net                                            295,671                   -                   -                    295,671
BREF Maintenance fee                                 (795,667)                  -                   -                   (795,667)
Recapitalization expenses                          (3,148,841)                  -                   -                 (3,148,841)
Gain on extinguishment debt                         7,337,424                   -                   -                  7,337,424
                                             -------------------    ----------------    -------------------    ------------------
                                                  (10,849,706)           (693,156)             (2,702)               (11,545,564)
                                             -------------------    ----------------    -------------------    ------------------
Net income (loss) before changes in
  accounting principles                       $     4,927,537        $   (693,156)        $         -            $     4,234,381
                                             ===================    ================    ===================    ==================
  Total assets                                $ 1,153,752,894        $ 12,010,727         $         -            $ 1,165,763,621
                                             ===================    ================    ===================    ==================

                                                              As of and for the six months ended June 30, 2002
                                             ------------------------------------------------------------------------------------
                                                                                          Elimination of
                                                 Portfolio             Mortgage            Intercompany
                                                 Investment            Servicing           Transactions          Consolidated
                                             -------------------    ----------------    -------------------    ------------------
Interest income                               $    63,775,227        $          -         $         -           $     63,775,227
Interest expense                                  (46,491,577)                  -                   -                (46,491,577)
                                             -------------------    ----------------    -------------------    ------------------
   Net interest margin                             17,283,650                   -                   -                 17,283,650
                                             -------------------    ----------------    -------------------    ------------------
General and administrative expenses                (6,008,075)                  -             125,601                 (5,882,474)
Depreciation and amortization                        (608,540)                  -                   -                   (608,540)
Impairment on CMBS                                 (5,151,091)                  -                   -                 (5,151,091)
Servicing income                                            -           5,582,308            (324,735)                 5,257,573
Servicing general and administrative expenses               -          (4,825,118)            199,134                 (4,625,984)
Servicing amortization, depreciation
  and impairment                                            -            (910,810)                  -                   (910,810)
Servicing restructuring expenses                            -            (141,240)                  -                   (141,240)
Servicing gain on sale of servicing rights                  -           4,817,598                   -                  4,817,598
Income tax benefit (expense)                                -            (908,776)                  -                   (908,776)
Equity in (losses) earnings from investments          232,742                   -                   -                    232,742
Other, net                                            777,812                   -                   -                    777,812
Recapitalization expenses                            (244,444)                  -                   -                   (244,444)
                                             -------------------    ----------------    -------------------    ------------------
                                                  (11,001,596)          3,613,962                   -                 (7,387,634)
                                             -------------------    ----------------    -------------------    ------------------
Net income (loss) before changes in
  accounting principles                       $     6,282,054        $  3,613,962         $         -           $      9,896,016
                                             ===================    ================    ===================    ==================
  Total assets                                $ 1,251,963,947        $ 26,380,307         $         -           $  1,278,344,254
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

     Our core holdings are subordinated CMBS ultimately backed by pools of commercial mortgage loans on hotel, multifamily, retail and other commercial real estate. We also own directly and indirectly government-insured mortgage backed securities and a limited number of other assets. We also are a trader in CMBS, residential mortgage-backed securities, agency debt securities and other fixed income securities.

January 2003 Recapitalization

     On January 23, 2003, we completed a recapitalization of the secured debt incurred upon our emergence from Chapter 11 in April 2001 (the Exit Debt). This recapitalization was funded with approximately $344 million in proceeds from debt and equity financings and a portion of our available cash and liquid assets.

     The recapitalization included:

o BREF Equity and Secured Debt. - We issued approximately $14 million in common equity and $30 million in secured subordinated debt to Brascan Real Estate Finance Fund I L.P., a private asset management fund established by Brascan Corporation and a New York-based management team. We refer to the secured subordinated debt as the BREF Debt and Brascan Real Estate Finance Fund I L.P. as BREF Fund.

o Bear Stearns Secured Financing. - We received $300 million in secured financing in the form of a repurchase transaction from a unit of Bear, Stearns & Co., Inc. We refer to the secured financing as the Bear Stearns Debt and the unit of Bear Stearns and Co., Inc. as Bear Stearns.

o        New Leadership. - Additions to management, including Barry S.
         Blattman as Chairman of the Board, Chief Executive Officer and President. Mr. Blattman has more than 15 years of experience in commercial real estate finance, which included overseeing the real estate debt group at Merrill Lynch from 1996 to 2001. Mr. Blattman is also the managing member of Brascan Real Estate Financial Partners LLC, which owns 100% of the general partner of BREF Fund. In addition on August 13, 2003, our Board of Directors appointed Mark R. Jarrell, a Director, as President and Chief Operating Officer effective
         September 15, 2003 as discussed in "Executive Employment Agreements". Mr. Blattman will continue as our Chairman of the Board and Chief Executive Officer.

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

Risks

     Our business is subject to a number of risks and uncertainties including, but not limited to: (1) risks associated with substantial indebtedness or leverage; (2) borrowing and refinancing risks; (3) risks associated with potential margin or collateral calls under the Bear Stearns Debt and interest rate swap documents; (4) the limited protection provided by hedging transactions; (5) inherent risks in owning subordinated CMBS; (6) the limited liquidity of the subordinated CMBS market; (7) continuing adverse effects of terrorist attacks, threats of further terrorist attacks, acts of war, the economic slowdown and/or recession and other matters on defaults and losses related to the mortgages underlying our CMBS portfolio; (8) risks associated with our ability to implement business strategies and achieve business goals;
(9) failure to manage the mismatch between long-term assets and short-term funding; (10) risk of loss of REIT status and other tax matters; (11) the effect of interest rate compression on the market price of our stock; (12) the effect of the yield curve on borrowing costs; (13) results of operations adversely affected by factors beyond our control; (14) competition; (15) risk of becoming subject to the requirements of the Investment Company Act of 1940; (16) the effect of phantom (non-cash) income on total income; and (17) taxable mortgage pool risk.

Business Segments

     Management assesses our performance and allocates resources principally on the basis of two lines of business: portfolio investment and mortgage servicing. These two lines of business, or operating segments, are managed separately as they provide different sources and types of revenues.

2003 compared to 2002

Results of Operations

     Financial statement net loss to common shareholders for the three months ended June 30, 2003 was approximately $(3.6) million, or $(0.24) per diluted share. This compares to net income available to common shareholders of approximately $2.3 million, or $0.16 per diluted share, for the three months ended June 30, 2002. Results for the three months ended June 30, 2003, which are discussed in further detail below, include approximately $8.9 million of impairment charges related to certain subordinated CMBS. Results for the three months ended June 30, 2002, which are discussed in further detail below, include, approximately $5.2 million of impairment charges related to certain subordinated CMBS and approximately $4.8 million from the gain on the sale of master and direct servicing rights by CMSLP.

     Financial statement net income available to common shareholders for the six months ended June 30, 2003 was approximately $682,000, or $0.04 per diluted share. This compares to a net loss to common shareholders of approximately $(4.5) million, or $(0.34) per diluted share, for the six months ended June 30, 2002.

     Results for the six months ended June 30, 2003, which are discussed in further detail below, include:

o approximately $8.9 million of impairment charges related to certain subordinated CMBS;
o        approximately $7.3 million of gain on extinguishment of debt;
o        approximately $3.1 million of recapitalization expenses;
o approximately $3.1 million of additional interest expense during the 45 day redemption notice period for the Series A and Series B Senior Secured Notes; and
o approximately $1.0 million of higher interest expense during the first 23 days of 2003 under the Exit Debt as compared to the remainder of the quarter with respect to the Bear Stearns and BREF Debt.

     Results for the six months ended June 30, 2002, which are discussed in further detail below, include:

o approximately $5.2 million of impairment charges related to certain subordinated CMBS;
o an approximate $9.8 million charge to write-off goodwill upon the adoption of Statement of Financial Accounting Standards (or SFAS) No. 142;
o approximately $4.8 million from the gain on the sale of master and direct servicing rights by CMSLP; and
o approximately $1.0 million reflected as an additional dividend on preferred stock in connection with the redemption of the Series E Preferred Stock (representing the difference between the aggregate liquidation value and the redemption price).

     Interest Income - CMBS

     Interest income from CMBS decreased by approximately $3.5 million, or 14%, to $22.1 million during the three months ended June 30, 2003 as compared to $25.6 million during the three months ended June 30, 2002. Interest income from CMBS decreased by approximately $6.9 million, or 14%, to $44.2 million during the six months ended June 30, 2003 as compared to $51.1 million during the six months ended June 30, 2002. These decreases in interest income were primarily due to changes in our loss estimates related to CMBS and the resulting reduction in the weighted average yield-to-maturity on our CMBS. The changes resulted in the aggregate $70.2 million of non-cash impairment charges that were recognized during the second through fourth quarters of 2002.

     Accounting principles generally accepted in the United States, or GAAP, require that interest income earned on CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the CMBS. Based upon assumptions as to the timing and amount of future credit losses and certain other items estimated by management, the weighted average anticipated unleveraged yield for our CMBS for financial statement purposes was approximately 12.4% as of January 1, 2002, approximately 11.6% as of January 1, 2003 and approximately 11.7% as of July 1, 2003. These yields were determined based on the anticipated yield over the expected life of our CMBS, which considers, among other things, anticipated losses and any other than temporary impairment.

     The effective interest method of recognizing interest income on CMBS results in income recognition that differs from cash received. During the six months ended June 30, 2003, we recognized approximately $5.6 million of discount amortization, partially offset by approximately $3.0 million of cash received in excess of income recognized on subordinated CMBS due to the effective interest method. During the six months ended June 30, 2002, we recognized approximately $5.7 million of discount amortization, partially offset by approximately $1.9 million of cash received in excess of income recognized on subordinated CMBS due to the effective interest method.

     Interest Income - Insured Mortgage Securities

     Interest income from insured mortgage securities decreased by approximately $1.9 million, or 30%, to $4.3 million for the three months ended June 30, 2003 from $6.1 million for the three months ended June 30, 2002. This decrease was principally due to the prepayment or partial prepayment of 26 mortgages underlying the insured mortgage securities, representing approximately 28% of the total insured mortgage portfolio, from June 30, 2002 through June 30, 2003.

     Interest income from insured mortgage securities decreased by approximately $3.7 million, or 29%, to $8.9 million for the six months ended June 30, 2003 from $12.6 million for the six months ended June 30, 2002. As discussed above, this decrease was primarily due to the prepayment of mortgages underlying the insured mortgage securities.

     During the six months ended June 30, 2003, twelve mortgages prepaid and one mortgage partially prepaid resulting in net proceeds of $48.1 million. The prepayment activity corresponds with the low mortgage interest rate environment during this period and the expiration of prepayment lock-out periods on many of the underlying mortgages. These prepayments result in corresponding reductions in the outstanding principal balances of the collateralized mortgage obligations-insured mortgage securities and the related interest expense. In addition, in January 2003 we sold an unencumbered GNMA security for approximately $5.7 million. Approximately 20% (based on amortized cost) of the insured mortgage loans prepaid, partially prepaid or were sold during the six months ended June 30, 2003.

     Interest Expense

     Interest expense of approximately $15.4 million for the three months ended June 30, 2003 was approximately $7.8 million lower than interest expense of approximately $23.2 million for the same period in 2002. The net decrease is primarily attributable to a lower average debt balance during the second quarter of 2003 ($831 million) compared to 2002 ($988 million) and a lower average effective interest rate on the total debt outstanding during the second quarter of 2003 (7.4%) compared to 2002 (9.4%).

     Interest expense of approximately $37.3 million for the six months ended June 30, 2003 was approximately $9.2 million lower than interest expense of approximately $46.5 million for the same period in 2002. The net decrease is primarily attributable to a lower average debt balance during the six months ended June 30, 2003 ($908 million) compared to 2002 ($999 million) and a lower average effective interest rate on the total debt outstanding during 2003 (8.2%), including approximately $3.1 million of additional interest as discussed below, compared to 2002 (9.3%).

     On January 23, 2003, amounts were deposited with the indenture trustee to pay all principal and interest on our outstanding Series A and Series B Senior Secured Notes on the March 10, 2003 redemption date. This redemption required 45 days prior notice. These notes were not considered repaid for GAAP purposes until the March 10, 2003 redemption date. The 45 day notice period resulted in approximately $3.1 million of additional interest expense during the period January 23, 2003 through March 10, 2003 since the Bear Stearns Debt, BREF Debt, and the senior secured notes were outstanding at the same time. In addition, our interest expense was approximately $1.0 million higher during the first 23 days of 2003 under the Exit Debt as compared to the remainder of the quarter with respect to the Bear Stearns and BREF Debt.

     The overall weighted average effective interest rate on the Bear Stearns and BREF Debt was 5.9% and 5.8% for the three and six months ended June 30, 2003, respectively, and the weighted average coupon (pay) rate on the Bear Stearns and BREF Debt was 4.4% and 4.3% during the same periods. The difference in the weighted average effective interest rate and the weighted average coupon
(pay) rate primarily relates to the deferral of two-thirds of the interest on the BREF Debt. The weighted average effective interest rate on the Exit Debt was 10.3% for the three and six months ended June 30, 2002. The weighted average coupon (pay) rate on the Exit Debt was 8.0% during the same periods.

     Interest expense on the collateralized mortgage obligations-insured mortgage securities decreased following significant prepayments of mortgages underlying the insured mortgage securities, as discussed previously. The decrease in interest expense on the collateralized mortgage obligations-insured mortgage securities was partially offset by approximately $85,000 and $1.1 million of additional discount and deferred fees amortization expenses during the three and six months ended June 30, 2003, respectively, which are reflected as interest expense, compared to approximately $397,000 and $759,000 of additional amortization expenses during the three and six months ended June 30, 2002, respectively. These additional expenses are the result of the mortgages prepaying faster than anticipated which, under the effective interest method of recognizing interest expense, required an adjustment to cumulative interest expense.

     General and Administrative Expenses

     General and administrative expenses increased by approximately $180,000 to $2.9 million during the three months ended June 30, 2003 as compared to $2.7 million during the three months ended June 30, 2002 primarily due to lower legal fees during the three months ended June 30, 2002.

     General and administrative expenses decreased by approximately $74,000 to $5.8 million during the six months ended June 30, 2003 as compared to $5.9 million during the six months ended June 30, 2002 primarily due to a decrease in legal fees in 2003, partially offset by an increase in office rent expense.

     Depreciation and Amortization

     Depreciation and amortization was approximately $146,000 and $369,000 during the three months ended June 30, 2003 and 2002, respectively, and approximately $319,000 and $609,000 during the six months ended June 30, 2003 and 2002, respectively. The decreases in depreciation and amortization are primarily attributable to a lower balance of depreciable assets in 2003 as compared to 2002.

     Mortgage Servicing

     The following is a summary of the consolidated results of operations of CMSLP (in thousands):

                                                   Three months ended June 30,     Six months ended June 30,
                   Description                           2003         2002              2003       2002
                   -----------                           ----         ----              ----       ----
  Servicing revenue                                   $   2,765     $ 2,494          $  4,890    $ 5,258
  Servicing general and administrative expenses          (2,093)     (2,135)           (4,324)    (4,626)
  Servicing amortization, depreciation and
    impairment                                             (555)       (403)             (888)      (911)
  Servicing restructuring expenses                         (144)       (141)             (144)      (141)
  Servicing gain on sale of servicing rights                 --       4,818                --      4,818
                                                      ----------    --------         ---------   --------
  GAAP net (loss) income  from CMSLP                  $     (27)    $ 4,633          $   (466)   $ 4,398
                                                      ==========    ========         =========   ========


     The net loss from CMSLP of approximately $(27,000) for the three months ended June 30, 2003 compares to net income of approximately $4.6 million for the three months ended June 30, 2002. CMSLP's 2002 results include a $4.8 million gain from the sale of servicing rights. CMSLP's total revenue increased by approximately $271,000 to approximately $2.8 million during the three months ended June 30, 2003 compared to $2.5 million during the three months ended June 30, 2002. This increase is primarily the result of the recovery of $285,000 of legal fees that were paid in a previous year. General and administrative expenses were $2.1 million during the three months ended June 30, 2003 and 2002. During the three months ended June 30, 2003, amortization, depreciation and impairment expenses were approximately $555,000 as compared to $403,000 in 2002. This increase was primarily the result of an impairment charge of approximately $198,000 during 2003 related to the subadvisory contracts with the AIM Limited Partnerships (which are four publicly traded limited partnerships that hold insured mortgages and whose general partner is one of our subsidiaries), as discussed below.

     The net loss from CMSLP of approximately $(466,000) for the six months ended June 30, 2003 compares to net income of approximately $4.4 million for the six months ended June 30, 2002. As previously discussed, CMSLP's 2002 results include a $4.8 million gain from the sale of servicing rights. CMSLP's total revenue decreased by approximately $368,000 to approximately $4.9 million during the six months ended June 30, 2003 compared to $5.3 million during the six months ended June 30, 2002. This decrease is primarily the result of CMSLP's sale of its master and direct servicing contracts in February 2002 which reduced mortgage servicing income and interest income earned on the escrow balances, partially offset by a recovery of $285,000 of legal fees that were paid in a previous year. General and administrative expenses were $4.3 million and $4.6 million during the six months ended June 30, 2003 and 2002, respectively. The $302,000 decrease in general and administrative expenses was primarily attributable to the staff reductions that occurred in the first quarter of 2002 following the sale of the servicing contracts. During the six months ended June 30, 2003, amortization, depreciation and impairment expenses aggregated approximately $888,000 as compared to $911,000 in 2002. This decrease was primarily the result of the sale of servicing rights in February 2002, which reduced amortization expense, partially offset by an impairment charge of approximately $198,000 during 2003 related to the subadvisory contracts with the AIM Limited Partnerships, as discussed below.

     During the six months ended June 30, 2003, the AIM Limited Partnerships experienced a significant amount of prepayments of their insured mortgages (which corresponded with the low interest rate environment). These prepayments reduced CMSLP's cash flow from its subadvisory contracts with the AIM Limited Partnerships. As a result, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluated CMSLP's investment in the subadvisory contracts for impairment. Our estimated future undiscounted cash flows from this investment were projected to be less than the book value on the  investment  as of June 30,
2003. As a result, we believed that CMSLP's investment in the subadvisory contracts was impaired at June 30, 2003. We estimated the fair value of the investment using a discounted cash flow methodology. We wrote down the value of CMSLP's investment in the subadvisory contracts with the AIM Limited Partnerships and recorded an impairment charge of approximately $198,000 as of June 30, 2003.

     In April 2003, CMSLP restructured its property servicing group. In connection with the restructuring, 15 employee positions are being eliminated in the second and third quarters of 2003. The elimination of these positions resulted in the termination of 11 employees. We recognized approximately $144,000 of servicing restructuring expenses, representing employee severance and related benefits, during the three months ended June 30, 2003. We expect to recognize approximately $7,000 of restructuring expenses during the three months ended September 30, 2003. In conjunction with this restructuring, we are exploring various alternatives related to the servicing functions performed by the property servicing group, including, but not limited to, outsourcing certain responsibilities. There can be no assurance that we will be able to achieve such alternatives.

     Equity in (Losses) Earnings from Investments

     Total equity in (losses) earnings from investments of approximately $(7,000) and $118,000 for the three months ended June 30, 2003 and 2002, respectively, and approximately $121,000 and $233,000 for the six months ended June 30, 2003, respectively, includes our net equity from the AIM Limited Partnerships (which are four publicly traded limited partnerships that hold insured mortgages and whose general partner is one of our subsidiaries) and the net equity from our 20% limited partnership interest in the advisor to the AIM Limited Partnerships. The 2003 results also include an impairment charge on our equity investment in the advisor to the AIM Limited Partnerships.

     During the six months ended June 30, 2003, the AIM Limited Partnerships experienced a significant amount of prepayments of their insured mortgages. These prepayments reduced cash flows on our 20% investment in the advisor to the AIM Limited Partnerships. As a result, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the advisor to the AIM Limited Partnerships evaluated its investment in the advisory contracts for impairment. The estimated future undiscounted cash flows from this investment were projected to be less than the book value of the investment as of June 30, 2003. As a result, the advisor believed that its investment in the advisory contracts was impaired at June 30, 2003. The advisor estimated the fair value of its investment using a discounted cash flow methodology. The advisor wrote down the value of its investment in the advisory contracts to the AIM Limited Partnerships and recorded an impairment charge. We recorded our portion of the impairment charge, totaling approximately $109,000, during the three and six months ended June 30, 2003. This impairment charge is included in Equity in (losses) earnings from investments in our Consolidated Statement of Income. This investment is included in our Portfolio Investment segment.

     Income Tax Benefit (Expense)

     During the three and six months ended June 30, 2003, we recorded an income tax benefit of approximately $14,000 and $186,000, respectively. During the three and six months ended June 30, 2002, we recorded income tax expense of approximately $975,000 and $909,000, respectively. The income tax benefit (expense) was recognized by our taxable REIT subsidiaries (TRSs) that own all of the partnership interests in CMSLP. These TRSs are separately taxable entities. The income tax benefit (expense) that was recognized by our TRSs was the result of CMSLP's financial results. The expense in 2002 was primarily the result of the gain on the sale of servcing rights by CMSLP.

     Other Income

     Other income decreased by approximately $233,000 to approximately $352,000 during the three months ended June 30, 2003 from approximately $586,000 during the three months ended June 30, 2002. Other income decreased by approximately $735,000 to approximately $696,000 during the six months ended June 30, 2003 from approximately $1.4 million during the six months ended June 30, 2002. These decreases were primarily attributable to lower interest income earned on reduced cash balances during 2003 as compared to 2002 and a decrease in net income (before interest expense and depreciation expense) from a shopping center that we account for as real estate owned, as discussed below.

     We own a shopping center in Orlando, Florida, which we account for as real estate owned. The following is a summary of the financial results of the shopping center (in thousands):

                                     Three months ended June 30,              Six months ended June 30,
                                      2003                2002                2003                2002
                                   ------------      ---------------      --------------     ----------------
     Interest expense                 $  (217)             $ (214)             $  (434)             $ (427)
     Depreciation expense                 (38)                (35)                 (75)                (79)
     Other, net                            65                 101                   54                 154
                                   ------------      ---------------      --------------     ----------------
     Net loss                         $  (190)             $ (148)             $  (455)             $ (352)
                                   ============      ===============      ==============     ================


     The other, net amount is included in other income. Interest expense and depreciation expense are included in their respective captions in our Consolidated Statements of Income. We hope to reposition and stabilize this asset to increase its value, although there can be no assurance.

     Impairment on CMBS

     The projected loss severities of the underlying mortgage loans currently in special servicing have increased (including a change in the estimated resolution and disposition dates of certain specially serviced loans) which has resulted in an increase in our overall expected loss estimate related to our subordinated CMBS from $503 million as of December 31, 2002 to $559 million as of June 30, 2003. The revision to the overall expected loss estimate is primarily the result of lower than anticipated appraisals and lower internal estimates of values on real estate owned by underlying trusts and properties underlying certain defaulted mortgage loans, which, when combined with the updated loss severity experience and increased expectation of defaults, has resulted in higher projected loss severities on mortgage loans and real estate owned by underlying trusts currently or anticipated to be in special servicing. Primary reasons for lower appraisals and lower estimates of value resulting in higher projected loss severities on mortgage loans and real estate owned by the underlying securitization trusts include the poor performance of certain properties and related markets, failed workout negotiations, and extended time needed to liquidate assets due, in large part, to the continued softness in the economy, the continued downturn in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets, including the closing of stores by certain national and regional retailers. Since we determined that there had been an adverse change in expected future cash flows, we believed the unrated/issuer's equity bonds, CCC bond and B- bond in CBO-2 had been impaired under EITF 99-20 and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of June 30, 2003. As the fair values of the impaired subordinated CMBS aggregated approximately $8.9 million below the amortized cost basis as of June 30, 2003, we recorded an other than temporary impairment charge through the income statement of this same amount during the three months ended June 30, 2003.

     There can be no assurance that our revised overall expected loss estimate of $559 million will not be exceeded as a result of additional or existing adverse events or circumstances. Such events or circumstances include, but are not limited to, the receipt of new or updated appraisals at lower than anticipated amounts, legal proceedings (including bankruptcy filings) involving borrowers, a continued weak economy or recession, continued hostilities in the Middle East or elsewhere, terrorism, unexpected delays in the disposition or other resolution of specially serviced mortgage loans, additional defaults, or an unforeseen reduction in expected recoveries, any of which could result in additional future credit losses and/or further impairment to our subordinated CMBS, the effect of which could be materially adverse to us.

     During the three months ended June 30, 2002, we revised our overall expected loss estimate related to our subordinated CMBS portfolio. The revisions to the overall expected loss estimate during 2002 were primarily the result of the same factors as those listed in the paragraph above. As we determined that there had been an adverse change in expected future cash flows, we believed our Nomura and CBO-2 unrated/issuer's equity bonds had been impaired under EITF 99-20 and SFAS No. 115 as of June 30, 2002. As the fair value of the impaired subordinated CMBS was approximately $5.2 million below the amortized cost as of June 30, 2002, we recorded other than temporary impairment charge through the income statement of this same amount during the three months ended June 30 , 2002.

     Net Gains (Losses) on Mortgage Security Dispositions

     The  following  is a  summary  of  mortgage  security  dispositions:

                                           Three months ended June 30,          Six months ended June 30,
                                              2003             2002               2003             2002
                                         ---------------- ---------------    ---------------- ----------------
Gain (loss) recognized                   $ 38,290          $ (146,473)        $ 226,500          $  (256,292)
Number of dispositions                          4                   7                14                   13
Percentage of amortized cost (1)              2.2%                5.5%             19.6%                10.6%


     (1) Based on amortized cost as of December 31 of the previous year.

     The net gains in 2003 were primarily attributable to the sale of the GNMA security that was owned by CRIIMI MAE Inc. during the first quarter of 2003 and the receipt of prepayment penalties, partially offset by losses due to the write-off of unamortized costs associated with disposed mortgages. The net losses in 2002 were primarily due to the write-off of unamortized costs associated with the disposed mortgages at the disposition dates, partially offset by prepayment penalties, if applicable. For any period, gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgages disposed of during the period. In July 2003, an insured mortgage with an amortized cost of approximately $28.1 million was prepaid. This prepayment will result in the recognition of a loss on disposition of approximately $615,000 during the three months ended September 30, 2003.

     Hedging Expense

     During the three months ended June 30, 2003 and 2002, we recognized hedging expense of approximately $274,000 and $307,000 on our interest rate caps, respectively. During the six months ended June 30, 2003 and 2002, we recognized hedging expense of approximately $626,000 and $396,000 on our interest rate caps, respectively. Our interest rate cap that matures on November 3, 2003 (which we purchased in April 2002) sets one-month LIBOR at a rate of 3.25%. As of June 30, 2003, the one-month LIBOR rate was 1.12%. As of June 30, 2003, the fair value of this interest rate cap was $0.

     BREF Maintenance Fee

     Pursuant to the Investment Agreement with BREF Investments, we are obligated to pay BREF Investments a quarterly maintenance fee of $434,000 through January 2006. The expense of approximately $424,000 and $796,000 during the three and six months ended June 30, 2003, respectively, represents the maintenance fee for the period January 14 through June 30, 2003.

     Recapitalization Expenses

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

     We consolidated our office space in connection with our January 2003 recapitalization and, as a result, we recorded approximately $532,000 of expense for vacant office space during the three months ended June 30, 2003. The accrual for the vacant space represents the fair value of lease payments through 2007, a tenant improvement allowance and a broker commission, all net of estimated sublease revenue in accordance with SFAS No. 146.

     During the three and six months ended June 30, 2002, we recognized approximately $244,000 of recapitalization expenses related to the services performed by our investment banking firm during the initial stages of our exploration of strategic alternatives.

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

     Cumulative effect of adoption of SFAS 142

     In June of 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, among other things, prohibits the amortization of existing goodwill and certain types of other intangible assets and establishes a new method of testing goodwill for impairment. Under SFAS No. 142, the method for testing goodwill for impairment occurs at the reporting unit level (as defined in SFAS No. 142) and is performed using a fair value based approach. SFAS No. 142 was effective for us on January 1, 2002. Effective upon adoption on January 1, 2002, we wrote off our goodwill and recorded a resulting impairment charge of approximately $9.8 million for this change in accounting principle. The goodwill relates to the Portfolio Investment reporting unit (as defined in Note 15 of the Notes to Consolidated Financial Statements). The fair value of the reporting unit was determined using a market capitalization approach, and the impairment was primarily a result of the significant decrease in the price of our common stock price since the Merger in 1995. This change in accounting principle reduced our annual amortization expense by approximately $2.8 million through June 2005.

REIT Status and Other Tax Matters

     REIT Status. We have elected to qualify as a REIT for tax purposes under sections 856-860 of the Internal Revenue Code. We are required to meet income, asset, ownership and distribution tests to maintain our REIT status for federal and state tax purposes. We believe that we have satisfied the REIT requirements for all years through, and including 2002, although there can be no assurance. There can also be no assurance that we will maintain our REIT status for 2003 or subsequent years. If we fail to maintain our REIT status for any taxable year, we will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, we may have insufficient funds to pay any such tax and also may be unable to comply with some or all of our obligations, including the Bear Stearns and BREF Debt.

     Net Operating Loss for Tax Purposes/Trader Election. For tax purposes we have elected to be classified as a trader in securities. We trade in both short and longer duration fixed income securities, including CMBS, residential mortgage-backed securities and agency debt securities (such securities traded and all other securities of the type described constituting the "Trading Assets" to the extent owned by us or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary). Such Trading Assets are classified as Other MBS on our balance sheet.

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

     If we are required to make taxable income distributions to our shareholders to satisfy required REIT distributions, all or a substantial portion of these distributions, if any, may be in the form of non-cash dividends. There can be no assurance that such non-cash dividends would satisfy the REIT distribution requirements and, as such, we could lose our REIT status or may not be able to satisfy some or all of our obligations, including the Bear Stearns and BREF Debt.

     Our future use of NOLs for tax purposes could be substantially limited in the event of an "ownership change" as defined under Section 382 of the Internal Revenue Code. As a result of these limitations imposed by Section 382 of the Internal Revenue Code, in the event of an ownership change, our ability to use our NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards cannot be fully utilized under these limitations within the carryforward periods, the NOL carryforwards would expire unutilized. Accordingly, after any ownership change, our ability to use our NOLs to reduce or offset taxable income would be substantially limited or not available under
Section 382. In general, a company reaches the "ownership change" threshold if the "5% shareholders" increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of the company's capital stock. If an "ownership change" occurs under Section 382 of the Internal Revenue Code, our prospective use of our accumulated and unused NOL and the remaining January 2000 Loss of a combined total amount of approximately $328.1 million as of June 30, 2003 will be limited.

     We do not believe BREF Fund's investment in our common stock and warrant to purchase common stock has created an "ownership change" under Section 382. In addition, we are not aware of any other acquisition of shares of our capital stock that has created an "ownership change" under Section 382. We have adopted a shareholder rights plan and amended our charter to minimize the chance of an ownership change within the meaning of Section 382 of the Internal Revenue Code; however there can be no assurance that an ownership change will not occur.

     Net Operating Loss for Tax Purposes-Six months ended June 30, 2003. We generated a net operating loss for tax purposes of approximately $44.5 million during the six months ended June 30, 2003. A summary of our year-to-date net operating loss as of June 30, 2003 is as follows (in millions):

January 2000 Loss                                                                      $ (478.2)
LESS:   Amounts recognized in 2002, 2001 and 2000                                         358.6
LESS:   Amounts recognized during the six months ended June 30, 2003                       59.8
                                                                                       ---------
Balance remaining of January 2000 Loss to be recognized during the remainder of 2003   $  (59.8)
                                                                                       =========

Taxable income for the six months ended June 30, 2003 before recognition               $   15.3
   of January 2000 Loss
LESS:   January 2000 Loss recognized during the six months ended June 30, 2003            (59.8)
                                                                                       ---------
Net Operating Loss for the six months ended June 30, 2003                              $  (44.5)
                                                                                       =========

Accumulated Net Operating Loss through December 31, 2002                               $ (223.8)
Net Operating Loss for the six months ended June 30, 2003                                 (44.5)
Net Operating Loss utilization                                                                -
                                                                                       ---------
Net Operating Loss carried forward for use in future periods                           $ (268.3)
                                                                                       =========

Accumulated and unused net operating loss and remaining January 2000 Loss              $ (328.1)
                                                                                       =========

Cash Flow

2003 compared to 2002

     Net cash provided by operating activities decreased by approximately $13.5 million to $18.3 million during the six months ended June 30, 2003 from $31.8 million during the six months ended June 30, 2002. The decrease was primarily attributable to a decrease in cash received from our subordinated CMBS, an increase in cash paid for interest on our recourse debt as discussed below, and $2.1 million of severance paid to our former Chairman and former President.

     Net cash provided by investing activities increased by approximately $22.6 million to $63.3 million during the six months ended June 30, 2003 from $40.7 million during the six months ended June 30, 2002. The increase was primarily attributable to:

o a $17.0 million increase in proceeds from mortgage security prepayments and a sale of a GNMA security;
o $3.3 million of proceeds from the sale of investment-grade CMBS by CMSLP during 2003;
o a $1.2 million increase in cash received in excess of income recognized on subordinated CMBS; and
o $9.9 million of purchases of investment-grade CMBS by CMSLP during 2002; partially offset by
o $8.2 million of proceeds from the sale of servicing rights during 2002.

     Net cash used in financing activities increased by approximately $27.6 million to $98.2 million during the six months ended June 30, 2003 from $70.6 million during the six months ended June 30, 2002. The increase is primarily attributable to the January 2003 recapitalization. We repaid approximately $373.6 million of Exit Debt through the incurrence of an aggregate $330.0 million of Bear Stearns and BREF Debt, the net proceeds of $13.5 million from the issuance of common stock to BREF Fund, and used of $30.1 million of our available cash and liquid assets. In addition, we paid approximately $5.9 million in debt issuance costs during the six months ended June 30, 2003. The total transaction costs of approximately $10.1 million includes $5.9 million of debt issuance costs, $478,000 of equity issuance costs, $2.6 million of executive severance costs and $1.0 million of costs expensed during the year ended December 31, 2002. The increase in cash used in financing activities was also affected by the payment of approximately $8.7 million in preferred stock dividends during the six months ended June 30, 2003 and a $17.0 million increase in principal payments on the securitized mortgage debt obligations (due to higher insured mortgage security prepayments as discussed previously). During 2002, we paid $18.7 million (approximately $396,000 of which represented accrued and unpaid dividends) to redeem the Series E Preferred Stock. We redeemed all 173,000 outstanding shares of the Series E Preferred Stock at the stated redemption price of $106 per share plus accrued and unpaid dividends through and including the date of redemption. The approximate $1.0 million difference between the aggregate liquidation value and the redemption price is reflected as a dividend on preferred stock in the first quarter of 2002.

     The cash flows described above include the following cash generated by our assets:

o Approximately $14.5 million and $18.1 million of cash that we received from our CMBS rated BB+ through unrated during the three months ended June 30, 2003 and 2002, respectively, and approximately $31.2 million and $36.1 million during the six months ended June 30, 2003 and 2002, respectively;
o Cash distributions (which are primarily a return of investment) from the AIM Limited Partnerships of approximately $398,000 and $1.1 million during the three months ended June 30, 2003 and 2002, respectively, and approximately $1.2 million and $1.6 million during the six months ended June 30, 2003 and 2002, respectively;
o Cash received from the insured mortgage securities after the related debt was serviced of approximately $574,000 and $907,000 during the three months ended June 30, 2003 and 2002, respectively, and approximately $1.2 million and $1.8 million during the six months ended June 30, 2003 and 2002, respectively; and

o Approximately $261,000 of cash received from our investment in mezzanine loans during the three months ended June 30, 2003 and 2002 and approximately $519,000 during the six months ended June 30, 2003 and 2002.

     Our cash flows described above also reflect the following cash used to service our recourse debt:

o Principal payments (excluding the retirement of recourse debt) on our recourse debt of approximately $1.3 million and $9.3 million during the three months ended June 30, 2003 and 2002, respectively, and approximately $3.6 and $18.9 million during the six months ended June 30, 2003 and 2002, respectively; and
o Interest payments on our recourse debt of approximately $3.9 million and $8.0 million during the three months ended June 30, 2003 and 2002, respectively, and approximately $13.6 and $16.1 million during the six months ended June 30, 2003 and 2002, respectively.

     We also made preferred dividend payments of approximately $6.9 million and $0 during the three months ended June 30, 2003 and 2002, respectively, and approximately $8.7 and $396,000 during the six months ended June 30, 2003 and 2002, respectively, which are included in our Consolidated Statement of Cash Flows. Our Consolidated Statement of Income includes approximately $2.9 million and $2.7 million of general and administrative expenses during the three months ended June 30, 2003 and 2002, respectively, and approximately $5.8 and $5.9 million during the six months ended June 30, 2003 and 2002, respectively. In addition, our Consolidated Statement of Income includes approximately $424,000 and $796,000 of expense related to the BREF maintenance fee during the three and six months ended June 30, 2003, respectively.

Financial Condition, Liquidity and Capital Resources

     Limited Summary of January 2003 Recapitalization

     On January 23, 2003, we completed a recapitalization of all of the Exit Debt, which was funded with approximately $44 million from common equity and secured subordinated debt issuances to BREF Fund, $300 million in secured financing in the form of a repurchase transaction from Bear Stearns and a portion of our available cash and liquid assets.

     BREF Fund acquired 1,212,617 shares of our newly issued common stock, or approximately 8% of our outstanding common stock after giving effect to the share acquisition, at $11.50 per share, or approximately $13.9 million. BREF Fund received seven year warrants to purchase up to 336,835 additional shares of common stock at $11.50 per share. BREF Fund also purchased $30 million of the BREF Debt and, at our option, BREF Fund will purchase up to an additional $10 million of subordinated debt prior to January 23, 2004. The BREF Debt matures on January 23, 2006 and bears interest at an annual rate of 15%. The interest on the BREF Debt is payable semi-annually and there are no principal payments until maturity. If we decide to sell the additional $10 million of subordinated debt to BREF Fund, it will bear interest at an annual rate of 20% and also matures on January 23, 2006. We have a right to defer two-thirds of the interest on the BREF Debt, which we are currently deferring, (and half on the additional $10 million if sold to BREF Fund) during its term. The operative documents evidencing the BREF Debt restrict our ability to take certain actions and engage in certain transactions. One such restriction relates to our ability to incur additional indebtedness. The BREF Debt is secured by first liens on the equity interests of two of our subsidiaries. Although this effectively provides BREF Fund with an indirect lien on all of our subordinated CMBS that are held by three of our other lower tier subsidiaries, Bear Stearns has a first lien on the equity interests of these three lower tier subsidiaries and on certain of the subordinated CMBS held by one of these lower tier subsidiaries. BREF Investments has agreed that its indirect liens on Bear Stearns' first lien collateral are subordinate to Bear Stearns' liens and has further agreed to contractual restrictions on its ability to realize upon its indirect interest in the Bear Stearns first lien collateral. We paid an origination fee of 0.67% to BREF Investments related to the BREF Debt and an aggregate of $1 million for expenses in connection with the transactions. Pursuant to the Investment Agreement with BREF Investments, we are also obligated to pay BREF Investments a quarterly maintenance fee of $434,000. Please refer to our definitive proxy statement relating to our 2003 annual shareholders meeting for a discussion of existing and potential relationships, transactions and agreements (including a non-competition agreement) with BREF Fund and/or certain of its affiliates (including BREF Investments). As previously stated, BREF Fund is a principal stockholder and a creditor of ours, and Barry Blattman, our Chairman,

CEO and President, is an affiliate of BREF Fund and BREF Investments. All transactions between us and BREF Fund and BREF Investments or any of its affiliates will be approved by disinterested directors and will be on terms no less favorable than those which could have been obtained from unrelated third parties.

     Bear Stearns provided $300 million in secured financing in the form of a repurchase transaction under the 2003 recapitalization. The Bear Stearns Debt matures in 2006, bears interest at a rate equal to one-month LIBOR plus 3%, payable monthly, and requires quarterly principal payments of $1.25 million. The principal payments will increase to $1.875 million per quarter if a collateralized debt obligation transaction (or CDO) is not completed by January 23, 2004. The interest rate will increase by 1%, to one-month LIBOR plus 4%, if Bear Stearns structures a CDO that meets certain rating requirements and we decline to enter into such transaction. The operative documents related to the Bear Stearns Debt facility restrict our ability to take certain actions and engage in certain transactions. Although CRIIMI MAE Inc. (unconsolidated) is not a primary obligor of the Bear Stearns Debt, it has guaranteed all obligations under the debt. We paid a commitment fee of 0.5% of the Bear Stearns Debt to Bear Stearns. We also paid $250,000 of Bear Stearns' legal expenses.

     The Bear Stearns Debt is collateralized by first direct and/or indirect liens on all of our subordinated CMBS, and is subject to a number of terms, conditions and restrictions including, without limitation, scheduled principal and interest payments, and restrictions and requirements with respect to the collection and application of funds. The indirect first liens are first liens on the equity interests of three of our subsidiaries that hold certain subordinated CMBS. If the outstanding loan amount under the Bear Stearns Debt exceeds 85% of the aggregate market value of the collateral securing the Bear Stearns Debt, as determined by Bear Stearns in its sole good faith discretion, then Bear Stearns, if, and as permitted after the application of the terms of a netting agreement entered into in connection with an interest rate swap (as described below), can require us to transfer cash, cash equivalents or securities so that the outstanding loan amount will be less than or equal to 80% of the aggregate market value of the collateral (including any additional collateral provided). Failure to meet any margin call could result in an event of default which would enable Bear Stearns to exercise various rights and remedies including acceleration of the maturity date of the Bear Stearns Debt and the sale of the collateral. In order to meet a margin call, we may be required to sell assets at prices lower than their carrying value which could result in losses.

     During the second quarter of 2003, two of our subsidiaries (the primary obligors of the Bear Stearns Debt) entered into an interest rate swap agreement for the purpose of hedging the variability of expected future interest payments on our anticipated CDO, as more fully described under Note 7. We have entered into two interest rate swap transactions under this agreement in which we agreed to pay Bear Stearns fixed interest rates of 3.946% and 4.055% per annum in exchange for floating payments based on one-month LIBOR on notional amounts of $50 million and $25 million, respectively. These swaps are effective on October 15, 2003, terminate on October 15, 2013 and provide for monthly interest payments commencing November 15, 2003. We anticipate that the interest rate swaps will be terminated or otherwise disposed of, in each case subject to the consent of Bear Stearns, upon issuance of the CDO.

     Under the interest rate swap documents, our two subsidiaries have granted to Bear Stearns a security interest in all of their rights, title and interest in certain assets, including property now or hereafter held by Bear Stearns in connection with the Bear Stearns Debt or the interest rate swap documents and certain contract rights under the Bear Stearns Debt and interest rate swap documents (including the subsidiaries' rights to any "margin excess" related to the collateral securing the Bear Stearns Debt, with margin excess as defined in the Bear Stearns Debt documents), to secure their obligations under the interest rate swap documents and the Bear Stearns Debt. This security interest constitutes additional collateral for the Bear Stearns Debt. Also under the interest rate swap documents, on any day on which there exists any obligation for us to deliver cash or additional eligible collateral under either the interest rate swap or under the Bear Stearns Debt, such obligation will be deemed satisfied to the extent there exists a margin excess under the Bear Stearns Debt or an obligation for Bear Stearns to deliver cash or eligible collateral under the interest rate swap. CRIIMI MAE Inc. has guaranteed all of its subsidiaries' obligations under the interest rate swap documents, as well as the Bear Stearns Debt.

     There can be no assurance that our hedging activities will have the desired beneficial impact. No hedging activity can completely protect us from the risks associated with changes in interest rates. Hedging involves risk and typically involves costs, including transaction costs. Such costs increase dramatically as the period covered by the hedging increases and during periods of rising and volatile interest rates. We may not be able to dispose of or close out a hedging position without the consent of a counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. There can be no assurance that a liquid market will exist for the purchase or sale or hedging instruments, and we may be required to maintain a position until expiration, which could result in losses. There can be no assurance that we will be able to replace a hedge upon expiration which could result in increased interest rate risk.

     Our ability to meet our debt service obligations will depend on a number of factors, including management's ability to maintain cash flow (which is impacted by, among other things, the credit performance of the underlying mortgage loans and changes in interest rates and spreads) and to generate capital internally from operating and investing activities and expected reductions in REIT distribution requirements to shareholders due to net operating losses for tax purposes, in each case consistent with the terms and conditions of the operative documents evidencing our obligations. There can be no assurance that targeted levels of cash flow will actually be achieved, that reductions in REIT distribution requirements will be realized, or that, if required, new capital will be available to us. Our ability to maintain or increase cash flow and access new capital will depend upon, among other
things,   interest  rates  (including  hedging  costs  and  margin  calls), prevailing economic conditions, restrictions under the operative documents evidencing our obligations, and other factors, many of which are beyond our control. Our cash flow will also be negatively affected by realized losses, interest payment shortfalls and appraisal reduction amounts on properties related to mortgages underlying our subordinated CMBS. We expect realized losses on our CMBS to continue to increase in 2003, resulting, generally, in decreased CMBS cash flows as compared to 2002. Our cash flows are also likely to decrease as a result of any prepayments of mortgage loans underlying our insured mortgage securities and any prepayments of mortgages held by the AIM Limited Partnerships. Prepayments of these mortgage loans will result in reductions in the respective mortgage bases. As a result, the net cash flows to us are likely to decrease over time. Our net cash flows will also decrease due to the failure to close the CDO transaction prior to January 23, 2004, or if we refinance the Bear Stearns Debt with debt which has a higher interest rate and/or greater amortization requirements. In addition, our net cash flows may be adversely affected by the CDO transaction, if and when closed and depending on the terms of such transaction, and our swap transactions including any required payments under such transactions. Cash flows are also likely to be affected if we incur further debt to acquire additional CMBS or for other corporate purposes. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." Our high level of debt limits our ability to obtain additional capital, significantly reduces income available for other activities, restricts our ability to react quickly to changes in our business, limits our ability to hedge our assets and liabilities, and makes us more vulnerable to economic downturns.

     Our ability to make mortgage related investments and acquisitions depends on, among other things, our ability to engage in such activities under the terms and conditions of our operative documents evidencing our obligations, our internally generated cash flows, and our ability to access additional capital. Factors which could affect our ability to access additional capital include, among other things, the cost and availability of such capital, the availability of investment product at attractive rates of return, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, the effects of terrorism, general economic conditions, perceptions in the capital markets of our business, restrictions under the operative documents evidencing our obligations, results of our operations, and our financial leverage, financial condition, and business prospects. There can be no assurance that we will be able to resume mortgage related investments and acquisitions or obtain additional capital, or that the terms of any such capital will be favorable to us.

     Executive Employment Agreements

     On July 24, 2003, we entered into amendments to the employment agreements with Mr. David B. Iannarone (our Executive Vice President), Mrs. Cynthia O. Azzara (our Senior Vice President, Chief Financial Officer and Treasurer) and Mr. Brian L. Hanson (our Senior Vice President), pursuant to which the employment term was changed to August 25, 2003. We are obligated to pay severance and related benefit payments to the executives if we and the executives have not reached a mutual agreement with respect to continued employment. These severance and related benefit payments are estimated to aggregate approximately $3.3 million and would be reflected as an expense in our Consolidated Statement of Income during the three months ended September 30, 2003.

     On August 13, 2003, our Board of Directors appointed Mark Jarrell, a Director, as our President and Chief Operating Officer effective September 15, 2003. Mr. Jarrell resigned from our Board on August 13, 2003 after his appointment by the Board. In conjunction with the appointment of Mr. Jarrell, Mr. Blattman resigned as our President effective September 15, 2003. Mr. Blattman will continue as our Chairman and Chief Executive Officer. Mr. Jarrell will be paid an annual base salary of $400,000 with a guaranteed minimum bonus of $200,000 annually ($100,000 for the remainder of 2003). In connection with his appointment, Mr. Jarrell is being granted approximately 58,000 shares of restricted common stock on September 15, 2003, valued at $666,667 based on the closing price of our common stock on August 12, 2003, under our 2001 Stock Incentive Plan. This initial grant will vest 25% on December 31, 2003 and 75% on December 31, 2004. In addition, Mr. Jarrell will be granted shares of common stock equivalent to $500,000 on each of December 31, 2005 and 2006, provided he is employed by us on those dates and subject to certain terms of his Employment Offer Letter Agreement dated August 11, 2003 as included in an Exhibit herein. We expect to recognize approximately $167,000 of compensation expense related to the restricted common stock award during the remainder of 2003 and approximately $500,000 of compensation expense during 2004.

     Summary of Cash Position and Shareholders' Equity

     As of June 30, 2003, our cash and cash equivalents aggregated approximately $12.6 million, including cash and cash equivalents of approximately $3.7 million held by CMSLP. In addition to our cash, we had additional liquidity at June 30, 2003 comprised of $2.5 million in Other MBS, which is included elsewhere in our balance sheet. As of August 11, 2003, our liquidity included approximately $18.3 million of cash and cash equivalents and approximately $3.6 million of Other MBS.

     As of June 30, 2003 and December 31, 2002, shareholders' equity was approximately $325.8 million or $17.20 per diluted share and approximately $291.7 million or $16.32 per diluted share, respectively. These diluted book value per share amounts are based on shareholders' equity presented in accordance with GAAP. These amounts include, among other things, the net assets related to our CMBS rated A+ through BBB, which we do not actually own, but they are required by GAAP to be included on our balance sheet (see "Summary of CMBS" below for a further discussion). These CMBS are reflected at fair value and the related match-funded debt at amortized cost, in each case in accordance with GAAP. The increase in shareholder's equity is primarily the result of the increase in the fair value of our CMBS following the reduction in U.S. Treasury rates as of June 30, 2003, the tightening of spreads on our investment grade CMBS and the issuance of common stock to BREF Fund as previously discussed.

     Summary of CMBS

     As of June 30, 2003, we owned, in accordance with GAAP, CMBS with an aggregate face amount of approximately $1.5 billion rated from A+ to CCC and unrated. Such CMBS had an aggregate fair value of approximately $873 million (representing approximately 75% of our total consolidated assets) and an aggregate amortized cost of approximately $754 million. Such CMBS represent investments in securities issued in connection with CRIIMI MAE Trust I Series 1996-C1 (or CBO-1), CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2) and Nomura Asset Securities Corporation Series 1998-D6 (or Nomura). The following is a summary of the ratings of our CMBS as of June 30, 2003 (in millions):

         Rating (1)                         Fair Value                       % of CMBS
         ----------                         ----------                       ---------
         A+, BBB+ or BBB (2)                  $339.6                            39%
         BB+, BB or BB-                       $346.1                            40%
         B+, B, B- or CCC                     $168.8                            19%
         Unrated                              $ 18.7                             2%

         (1)  Ratings are provided by Standard & Poor's.
         (2) Represents investment grade CMBS that we reflect as assets on our balance sheet as a result of CBO-2. As indicated in footnote 4 to the table below, GAAP requires both these assets (reflected as "CMBS pledged to Secure Securitized Mortgage Obligation-CMBS") and their related liabilities (reflected as "Collateralized bond obligations - CMBS") to be reflected on our balance sheet. All cash flows related to the investment grade CMBS are used to service the corresponding debt. As a result, we currently receive no cash flows from the investment grade CMBS.

     As of June 30, 2003, the weighted average interest rate and the loss adjusted weighted average life (based on face amount) of the investment grade securities was 7.0% and 8.3 years, respectively. The weighted average interest rate and the loss adjusted weighted average life (based on face amount) of the BB+ through unrated CMBS securities, sometimes referred to as the retained portfolio, were 4.6% and 10.8 years, respectively. The aggregate investment by the rating of the CMBS is as follows:

                                                                             Discount Rate
                                                                              or Range of
                                        Weighted      Loss                    Discount Rates
                          Face Amount    Average    Adjusted   Fair Value        Used to     Amortized Cost   Amortized Cost
                             as of         Pay       Weighted      as of      Calculate Fair   as of 6/30/03   as of 12/31/02
Security Rating           6/30/03 (in   Rate as of    Average   6/30/03 (in    Value as of     (in millions)   (in millions)
                           millions)    6/30/03     Life (1)   millions)       6/30/03 (9)          (5)           (6)
------------------------------------------------------------------------------------------------------------------------------
Investment Grade Portfolio
--------------------------
A+ (4)                    $   62.6      7.0%       3 years     $  66.8            4.1%         $ 59.8            $ 59.4

BBB+ (4)                     150.6      7.0%       9 years       158.0            6.2%          132.9             132.3

BBB (4)                      115.2      7.0%      10 years       114.8            7.1%           95.9              95.3

Retained Portfolio
------------------
BB+                          319.0      7.0%      12 years       265.6       9.5%-9.9%          225.1             223.0

BB                            70.9      7.0%      14 years        54.9           10.5%           47.2              46.8

BB-                           35.5      7.0%      14 years        25.6           11.4%           21.0              20.8

B+                            88.6      7.0%      14 years        50.6           14.7%           46.5              46.0

B                            177.2      6.9%      17 years        94.9     15.2%-15.5%           85.9              85.1

B- (2)                       118.3      0.8%      24 years        22.1             (9)           21.7              28.1

CCC (2)                       70.9      0.0%       2 years         1.2             (9)            1.2               3.8

Unrated/Issuer's
Equity (2) (3)               309.4      1.7%       1 year         18.7             (9)           17.0              20.0
                         ---------                            --------                     ----------          --------

Total (8)         $      $ 1,518.2      5.1%      10 years    $  873.2 (8)                  $   754.2 (7)       $ 760.6
                        ==========                            ========                     ==========          ========



(1) The loss adjusted weighted average life represents the weighted average expected life of the CMBS based on our current estimate of future losses. As of June 30, 2003, the fair values of the B-, CCC and the unrated/issuer's equity in Nomura, CBO-1, and CBO-2 were derived primarily from interest cash flow anticipated to be received since our current loss expectation assumes that the full principal amount of these securities will not be recovered. See also "Advance Limitations, Appraisal Reductions and Losses on CMBS" below.

(2) The CBO-1, CBO-2 and Nomura CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our subordinated CMBS. Such interest shortfalls will continue to accumulate until they (i) are repaid through either excess interest and/or recoveries on the underlying CMBS or a recharacterization of principal cash flows, or (ii) are realized as a loss of principal on the subordinated CMBS. Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of June 30, 2003.

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

(4) In connection with CBO-2, $62.6 million (originally A rated, currently A+ rated) and $60.0 million (originally BBB rated, currently BBB+ rated) face amount of investment grade CMBS were sold with call options and $345 million (originally A rated, currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, we initially retained $90.6 million (originally BBB rated, currently BBB+ rated) and $115.2 million (originally BBB- rated, currently BBB rated) face amount of CMBS, both with call options, with the intention to sell these CMBS at a later date. Such sale occurred March 5, 1999. Since we retained call options on certain sold CMBS (currently rated A+, BBB+ and BBB bonds), we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 125, and thus these CMBS are accounted for as a financing and not a sale. Since the transaction is recorded as a partial financing and a partial sale, we have retained these CMBS with call options, from which we currently receive no cash flows, and reflected them in our CMBS on the balance sheet.

(5) Amortized cost reflects approximately $8.9 million of impairment charges related to the unrated/issuer's equity bonds, the CCC bond and B- bond in CBO-2, which were recognized during the three months ended June 30, 2003. These impairment charges are in addition to the cumulative impairment charges of approximately $248.4 million that were recognized through December 31, 2002. The impairment charges are discussed in Note 4.

(6) Amortized cost reflects approximately $248.4 million of cumulative impairment charges related to certain CMBS (all CMBS except those rated A+ and BBB+), which were recognized through December 31, 2002.

(7) See "REIT Status and Other Tax Matters" for information regarding the subordinated CMBS for tax purposes.

(8) As of June 30, 2003, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $19.1 million, $848.7 million and $5.4 million, respectively.

(9) As a result of the estimated loss of principal on these CMBS, we have used a significantly higher discount rate to determine a reasonable fair value of these CMBS. The weighted average loss adjusted yield-to-maturity of the B-, CCC and unrated/issuer's equity is 15.3%, 15.0% and 21.8%, respectively.

     Determination of Fair Value of CMBS

     Our determination of fair values for our CMBS portfolio is a subjective process. The process begins with the compilation and evaluation of pricing information (such as nominal spreads to U.S. Treasury securities or nominal yields) that, in our view, is commensurate with the market's perception of value and risk of comparable assets. We use a variety of sources to compile such pricing information including: (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS or to the CMBS (or collateral) underlying our CMBS issued in connection with CBO-1 and CBO-2), (ii) communications with dealers and active CMBS investors regarding the pricing and valuation of comparable securities, (iii) institutionally available research reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market's perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of underlying commercial mortgage loans. We make further fair value adjustments to such pricing information based on our specific knowledge of our CMBS and the impact of relevant events, which is then used to determine the fair value of our CMBS using a discounted cash flow approach. Expected future gross cash flows are discounted at market yields for our rated CMBS, depending on the rating, and at a fixed discount rate for our unrated/issuer's equity. Furthermore, the fair value for those CMBS incurring principal losses and interest shortfalls (i.e., B-and CCC rated bonds, and our unrated/issuer's equity) based on our overall expected loss estimate are valued at a loss adjusted yield to maturity that, in our view, is commensurate with the market's perception of value and risk of comparable securities, using the same discounted cash flow approach. Such anticipated principal losses and interest shortfalls, as well as potential recoveries of such shortfalls, have been taken into consideration in the calculation of fair values and yields to maturity used to recognize interest income as of June 30, 2003. We have disclosed the range of discount rates by rating category used in determining the fair values as of June 30, 2003 in the table above.

     The liquidity of the subordinated CMBS market has historically been limited. Additionally, during adverse market conditions, the liquidity of such market has been severely limited. For this reason, among others, management's estimate of the value of our subordinated CMBS could vary significantly from the value that could be realized in a current transaction between a willing buyer and a willing seller in other than a forced sale or liquidation. See Note 4 of Notes to Consolidated Financial Statements for a sensitivity analysis related to the fair value of our CMBS due to changes in assumptions related to losses on the underlying commercial mortgage loan collateral and discount rates.

     Mortgage Loan Pool

     Through CMSLP, our servicing subsidiary, we perform servicing functions on commercial mortgage loans underlying our CMBS totaling $16.5 billion and $17.4 billion as of June 30, 2003 and December 31, 2002, respectively. The mortgage loans underlying our subordinated CMBS are secured by properties of the types and in the geographic locations identified below:

                      06/30/03          12/31/02            Geographic                 06/30/03          12/31/02
Property Type      Percentage(i)      Percentage(i)         Location(ii)            Percentage(i)      Percentage(i)
-------------      -------------      -------------         -----------             -------------      -------------
Retail........         31%                31%               California........           16%                17%
Multifamily...         27%                28%               Texas.............           12%                12%
Hotel.........         16%                15%               Florida...........            8%                 8%
Office........         14%                13%               Pennsylvania......            6%                 5%
Other (iv)....         12%                13%               Georgia...........            4%                 4%
                      ----          ---------               Other(iii)........           54%                54%
    Total.....        100%   .           100%                                           ----           -----------
                      ====          =========                   Total.........          100%               100%
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

        Specially Serviced Mortgage Loans

        CMSLP performs special servicing on the loans underlying our subordinated CMBS portfolio. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. We believe that because we own the first loss unrated or lowest rated bond of virtually all of the CMBS transactions related to our subordinated CMBS, CMSLP has an incentive to efficiently and effectively resolve any loan workouts. As of June 30, 2003 and December 31, 2002, specially serviced mortgage loans included in the commercial mortgage loans described above were as follows:

                                                                06/30/03                12/31/02
                                                                ---------               --------
Specially serviced loans due to monetary default (a)        $  908.8 million          $736.1 million
Specially serviced loans due to covenant default/other         260.0 million            74.7 million
                                                            ----------------          --------------
Total specially serviced loans (b)                          $1,168.8 million          $810.8 million
                                                            ================          ==============
Percentage of total mortgage loans (b)                           7.1%                    4.7%
                                                            ================          ===============


(a) Includes $134.7 million and $130.5 million, respectively, of real estate owned by the underlying securitization trusts. See also the table below regarding property type concentrations for further information on real estate owned by underlying trusts.
(b) As of July 31, 2003, total specially serviced loans were approximately $1.1 billion, or 6.8% of the total mortgage loans. See discussion below for additional information regarding specially serviced loans.

     The specially serviced mortgage loans as of June 30, 2003 were secured by properties of the types and located in the states identified below:

Property Type      $ (in millions)    Percentage            Geographic Location     $ (in millions)       Percentage
-------------      ---------------    ----------            -------------------     ---------------       ----------
Hotel.........     $  715.4  (1)         61%                Florida..............      $   169.9              14%
Retail........        240.5  (2)         21%                Texas................          122.8              10%
Healthcare....         93.6               8%                California...........          103.2               9%
Office........         52.1               4%                Oregon...............           91.4               8%
Multifamily...         38.2               3%                Georgia .............           55.6               5%
Industrial....         19.5               2%                Other................          625.9              54%
Other.........          9.5               1%                                          ----------         ---------
                   --------            -----                Total................       $1,168.8             100%
    Total.....     $1,168.8             100%                                          ==========         =========
                   ========            =====


(1) Approximately $87.4 million of these loans in special servicing are real estate owned by the underlying securitization trusts.
(2) Approximately $32.6 million of these loans in special servicing are real estate owned by the underlying securitization trusts.

     As reflected above, as of June 30, 2003, approximately $715.4 million, or 61%, of the specially serviced mortgage loans were secured by mortgages on hotel properties. The hotel properties that secure the mortgage loans underlying our CMBS are geographically diverse, with a mix of hotel property types and franchise affiliations. The following table summarizes the hotel mortgage loans underlying our CMBS as of June 30, 2003:

                                     Total Outstanding           Percentage of            Amount in
                                     Principal Balance         Total Hotel Loans      Special Servicing
                                     -----------------         -----------------      -----------------
Full service hotels (1)               $ 1.4 billion                  54%               $ 237.3 million
Limited service hotels (2)              1.2 billion                  46%                 478.1 million
                                     --------------                 ----               ---------------
    Totals                            $ 2.6 billion                 100%               $ 715.4 million
                                     ==============                 ====               ===============

(1) Full service hotels are generally mid-price, upscale or luxury hotels with restaurant and lounge facilities and other amenities.
(2) Limited service hotels are generally hotels with room-only operations or hotels that offer a bedroom and bathroom, but limited other amenities, and are often in the budget or economy group.

     Of the $715.4  million of hotel loans in special  servicing  as of June 30,
2003,   approximately   $488.8  million,  or  68%,  relate  to  eight  borrowing
relationships more fully described as follows:

o Twenty-seven loans with scheduled principal balances as of June 30, 2003 totaling approximately $136.2 million spread across three CMBS transactions secured by hotel properties in the western and Pacific northwestern states. As of June 30, 2003, our total exposure, including advances, on these loans was approximately $167.9 million. The borrower filed for bankruptcy protection in February 2002. The borrower indicated that the properties had experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks. We entered into a consensual settlement agreement dated February 25, 2003 pursuant to which the loan terms were amended and modified, which was subsequently approved and confirmed by the bankruptcy court on March 28, 2003. The borrower continues to make payments under the modified terms, and, during the three months ended June 30, 2003, the borrower sold one of the properties that secured
         these loans.   In addition, the borrower has remitted approximately
         $1.5 million in funds from debtor-in-possession accounts, which is expected to be applied to arrearages. The parties are currently proceeding toward closing a comprehensive loan modification that is expected to return the loans to performing status in the near future.

o One loan with a scheduled principal balance as of June 30, 2003 totaling approximately $128.4 million, secured by 93 limited service hotels located in 29 states. As of June 30, 2003, our total exposure, including advances, on this loan was approximately $128.4 million.
         The loan was transferred to special servicing in January 2003. The loan is current for payments, but was transferred to special servicing due to the unauthorized leasing of some of the collateral properties by the borrower, and unapproved franchise changes by the borrower, among other reasons. We entered into a Confidentiality and Pre-Negotiation Agreement in an attempt to reach a consensual resolution of this matter, but, subsequent to June 30, 2003, the borrower filed for bankruptcy.

o One loan with a scheduled principal balance as of June 30, 2003 totaling approximately $80.7 million secured by 13 extended stay hotels located throughout the U.S. This loan was transferred to special servicing in January 2003 due to the borrower's request for forbearance and the resulting possibility of an imminent payment default. In its request, the borrower cited continuing reduced operating performance at its hotel properties, which it did not expect to improve in the foreseeable future. Subsequent to June 30, 2003, this loan was sold to a third party.

o Five loans with scheduled principal balances as of June 30, 2003 totaling approximately $45.3 million secured by hotel properties in Florida and Texas. As of June 30, 2003, our total exposure, including advances, on these loans was approximately $49.5 million. The loans are past due for the July 2002 and all subsequent payments. We have reached a preliminary agreement with the borrower on a consensual modification of the loan terms, and are working toward a formal modification agreement that is expected to return the loans to performing status in the first quarter of 2004.

o Eight real estate owned properties with scheduled principal balances as of June 30, 2003 totaling approximately $26.1 million secured by hotel properties. As of June 30, 2003, our total exposure, including advances, on these loans was approximately $31.9 million. The loans were transferred into special servicing in December 2001 due to the bankruptcy filing of each special purpose borrowing entity and their parent company. As part of a consensual plan, eight properties were foreclosed and became real estate owned by underlying securitization trusts. Subsequent to June 30, 2003, two of these properties with an aggregate unpaid balance of $5.9 million were sold.

o One loan with a scheduled principal balance as of June 30, 2003 totaling approximately $27.7 million, secured by 9 limited service hotels located in 8 states. As of June 30, 2003 the loan was current. The loan is currently in special servicing due to an unauthorized transfer of the properties to an entity which assumed the controlling interest in the borrowing entity. Subsequent to the transfer, the new controlling party in interest has requested payment relief citing reduced operating performance at the properties.

o One loan with a scheduled principal balance as of June 30, 2003 of approximately $25.6 million, secured by a full service hotel in Boston, Massachusetts. As of June 30, 2003, our total exposure, including advances, on this loan was approximately $27.0 million. This loan was transferred into special servicing in March 2003. The borrower has stated an inability to make payments, and has requested a loan restructuring due to reduced operating performance at the property.

o Nine loans with scheduled principal balances as of June 30, 2003 totaling approximately $18.8 million secured by limited service hotels in midwestern states. As of June 30, 2003, our total exposure, including advances, on these loans was approximately $23.6 million. The loans are past due for the April 2002 and all subsequent payments. The borrower cites reduced occupancy related to the downturn in travel as the cause for a drop in operating performance at the properties. We were attempting to negotiate a workout with the borrower when the borrower filed for bankruptcy protection in February 2003. A cash collateral order has been entered into and we are working with the borrower towards a consensual emergence plan.

     For each of the borrowing relationships described in the paragraphs above, we believe that we have made an appropriate estimate of losses that we may incur in the future, which are used in determining our CMBS yields and fair values. There can be no assurance that any of the loans described above will return to performing status. Circumstances which could prevent them from returning to performing status include, but are not limited to, a continuing or more pronounced downturn in the economy or in the real estate market, a change in local market conditions, a drop in performance of the property, an increase in interest rates, and terrorist attacks. There can be no assurance that the losses incurred in the future will not exceed our current estimates (see discussion below regarding the increase in loss estimates).

     The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2002 to March 31, 2003 and from April 1, 2003 to June 30, 2003 (in millions):

                                                                April - June       Jan. - March
                                                                    2003               2003
                                                                -------------      -------------
     Specially Serviced Loans, beginning of period                $1,154.0          $ 810.8
          Transfers in due to monetary default                       166.3            239.7
          Transfers in due to covenant default and other               7.4            158.6
          Transfers out of special servicing                        (153.2)           (48.5)
          Loan amortization  (1)                                      (5.7)            (6.6)
                                                                -----------        ---------
     Specially Serviced Loans, end of period                      $1,168.8         $1,154.0
                                                                ===========        =========

(1) Represents the reduction of the scheduled principal balances due to borrower payments, or in the case of loans in monetary default, advances made by master servicers.

     See Exhibit 99.1 to this Quarterly Report on Form 10-Q for a detailed listing of all specially serviced loans underlying our subordinated CMBS as of June 30, 2003.

     Advance Limitations, Appraisal Reductions and Losses on CMBS

     We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions. An appraisal reduction event generally results in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan. As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement. In general, the master servicer can advance up to a maximum of the difference between 90% of the property's appraised value and the sum of accumulated principal and interest advances and expenses. As an example, assuming a weighted average coupon of 6% on a first loss subordinated CMBS, a $1 million appraisal reduction would reduce our net cash flows by $60,000 on an annual basis. The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss on our subordinated CMBS than the calculated appraisal reduction amount. Appraisal reductions for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows (in thousands):

                                                              CBO-1      CBO-2       Nomura        Total
                                                              -----      -----       -------       -----
Year 2000                                                    $ 1,872   $ 18,871       $   --     $  20,743
Year 2001                                                     15,599     31,962           874       48,435
Year 2002                                                      9,088     48,953        13,530       71,571
January 1, 2003 through June 30, 2003                          9,169     46,969         4,328       60,466
                                                             -------   --------       -------    ---------
Cumulative Appraisal Reductions through June 30, 2003        $35,728   $146,755       $18,732    $ 201,215
                                                             =======   ========       =======    =========


     * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, when CMSLP obtains a third-party appraisal, it calculates one.

     As previously discussed, certain securities from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives. The following tables summarize the actual realized losses on our CMBS through June 30, 2003 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future losses through the life of the CMBS (in thousands):

                                                              CBO-1      CBO-2       Nomura        Total
                                                              -----      -----       -------       -----
Year 1999 actual realized losses                            $    738   $     --      $   --       $     738
Year 2000 actual realized losses                               3,201      1,087          --           4,288
Year 2001 actual realized losses                                 545      8,397         238           9,180
Year 2002 actual realized losses                              11,554     25,113         563          37,230
Actual realized losses, January 1 through June 30, 2003        2,006     16,229         662          18,897
                                                            --------   --------     -------       ----------
Cumulative actual realized losses through June 30, 2003     $ 18,044   $ 50,826     $ 1,463       $  70,333
                                                            ========   ========     =======       ==========

Cumulative expected realized loss estimates (including
cumulative actual realized losses) through the year 2003    $ 31,014   $123,247     $ 8,566       $ 162,827
Expected loss estimates for the year 2004                     54,441    122,314      14,921         191,676
Expected loss estimates for the year 2005                     17,355     71,376       8,484          97,215
Expected loss estimates for the years 2006-2008                8,548     43,765       8,173          60,486
Expected loss estimates for the years 2009-2011                6,492     18,463       3,955          28,910
Expected loss estimates for the remaining life of CMBS         3,938     12,292       1,790          18,020
                                                            --------   --------     -------       ---------
Cumulative expected loss estimates (including cumulative
   actual realized losses) through life of CMBS             $121,788   $391,457     $45,889       $ 559,134
                                                            ========   ========     =======       =========

     As of June 30, 2003, we revised our overall expected loss estimate related to our subordinated CMBS from $503 million to $559 million, with such total losses occurring or expected to occur through the life of the subordinated CMBS portfolio. These revisions to the overall expected loss estimate were primarily the result of increased projected losses due to lower than anticipated appraisals and lower internal estimates of values on real estate owned by underlying trusts and properties underlying certain defaulted mortgage loans, which, when combined with the updated loss severity experience and changes in the timing of resolution and disposition of the specially serviced assets, has resulted in higher projected loss severities on loans and real estate owned by underlying trusts currently or anticipated to be in special servicing. The primary reasons for lower appraisals and lower estimates of value resulting in higher projected loss severities on mortgage loans and real estate owned by the underlying securitization trusts include the poor performance of certain properties and related markets and failed workout negotiations due, in large part, to the continued softness in the economy, the continued downturn in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets, including the closing of stores by certain national and regional retailers. There can be no assurance that our revised overall expected loss estimate of $559 million will not be exceeded as a result of additional or existing adverse events or circumstances. Such events or circumstances include, but are not limited to, the receipt of new or updated appraisals at lower than anticipated amounts, legal proceedings (including bankruptcy filings) involving borrowers, a continued weak economy or recession, continued hostilities in the Middle East or elsewhere, terrorism, unexpected delays in the disposition or other resolution of specially serviced mortgage loans, additional defaults, or an unforeseen reduction in expected recoveries, any of which could result in additional future credit losses and/or further impairment to our subordinated CMBS, the effect of which could be materially adverse to us.

     We have also determined that there has been an adverse change in expected future cash flows for the unrated/issuer's equity bonds, the CCC bond and the B-bond in CBO-2 as of June 30, 2003 due to the factors mentioned in the preceding paragraph. As a result, we believe these bonds have been impaired under EITF 99-20 and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of June 30, 2003. As the fair values of these impaired bonds aggregated approximately $8.9 million below the amortized cost basis as of June 30, 2003, we recorded other than temporary impairment charges through the income statement of that same amount during the three months ended June 30, 2003.

Yield to Maturity

     The following table summarizes yield-to-maturity information relating to our CMBS on an aggregate pool basis:

                                                                                  Current
                                       Anticipated            Anticipated        Anticipated
                                        Yield-to-              Yield-to-          Yield-to-
                                        Maturity               Maturity           Maturity
   Pool                               as of 1/1/02 (1)       as of 1/1/03 (1)    as of 7/1/03 (1)
   ----                              -----------------      -----------------   -----------------
CBO-2 CMBS                               12.1% (2)              11.6% (2)           11.5% (2)

CBO-1 CMBS                               14.3% (2)              11.6% (2)           21.6% (2)

Nomura CMBS                              28.7% (2)               8.0% (2)           16.9% (2)
                                        ------                 ------              ------
Weighted Average (3)                     12.4% (2)              11.6% (2)           11.7% (2)



(1) Represents the anticipated weighted average yield over the expected average life of the CMBS as of January 1, 2002, January 1, 2003 and July 1, 2003 based on our estimate of the timing and amount of future credit losses and other significant items that are anticipated to affect future cash flows.

(2) As previously discussed, as of December 31, 2001, June 30, 2002, September 30, 2002, December 31, 2002 and June 30, 2003, we revised our overall expected loss estimate related to our subordinated CMBS from $307 million to $335 million, $351 million, $448 million, $503 million and $559 million, respectively, which resulted in impairment recognition to certain subordinated CMBS. As a result of recognizing impairment, we revised the anticipated yields as of January 1, 2002, July 1, 2002, October 1, 2002, January 1, 2003 and July 1, 2003, which were or are, in the case of revised anticipated yields as of July 1, 2003, used to recognize interest income beginning on each of those dates. These anticipated revised yields took into account the lower cost basis due to the impairment recognized on the subordinated CMBS as of dates the losses were revised, and contemplated larger than previously anticipated losses.

(3) GAAP requires that the income on CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in accounting income recognition which is greater than or less than cash received. During the six months ended June 30, 2003, we recognized approximately $5.6 million of discount amortization, partially offset by approximately $3.0 million of cash received in excess of income recognized on subordinated CMBS due to the effective interest method. During the six months ended June 30, 2002, we recognized approximately $5.7 million of discount amortization, partially offset by approximately $1.9 million of cash received in excess of income recognized on subordinated CMBS due to the effective interest method.

     Summary of Other Assets

     Portfolio Investment

     As of June 30, 2003 and December 31, 2002, our other assets consisted primarily of insured mortgage securities, equity investments, mezzanine loans, Other MBS, cash and cash equivalents (as previously discussed), principal and interest receivables and real estate owned.

     We had $221.2 million and $275.3 million (in each case, at fair value) invested in insured mortgage securities as of June 30, 2003 and December 31, 2002, respectively. The reduction in fair value is primarily attributable to the prepayment, partial prepayment, or sale of approximately 20% (based on amortized cost) of the insured mortgages during the six months ended June 30, 2003. As of June 30, 2003, 86% of our investments in insured mortgage securities were GNMA mortgage-backed securities and approximately 14% were FHA-insured certificates.

     As of June 30, 2003 and December 31, 2002, we had approximately $5.1 million and $6.2 million, respectively, in investments accounted for under the equity method of accounting. Included in equity investments are (a) the general partnership interests (2.9% to 4.9% ownership interests) in the AIM Limited Partnerships, and (b) a 20% limited partnership interest in the advisor to the AIM Limited Partnerships. The decrease in these investments is primarily the result of partner distributions declared by the AIM Limited Partnerships due to loan pay-offs and normal cash flow distributions, and impairment of approximately $109,000 that we recognized on our investments in the adviser to the AIM Limited Partnerships during the three months ended June 30, 2003 (see discussion in "Equity in (Losses) Income from Investments"). The carrying values of our equity investments are expected to continue to decline over time as the AIM Limited Partnerships' asset bases decrease and proceeds are distributed to partners.

     Our Other MBS primarily include investment grade CMBS, investment grade residential mortgage-backed securities and other fixed income securities. As of June 30, 2003 and December 31, 2002, the fair values of our Other MBS were approximately $2.5 million and $5.2 million, respectively.

     As previously discussed, we own a shopping center in Orlando, Florida, which we account for as real estate owned. As of June 30, 2003 and December 31, 2002, we had approximately $8.9 million and $8.8 million, respectively, in real estate owned assets included in other assets ($8.4 million relating to the actual building and land). In addition, we had $7.3 million and $7.2 million of mortgage payable (net of discount) related to the real estate as of June 30, 2003 and December 31, 2002, respectively. We hope to reposition and stabilize this asset to increase its value, although there can be no assurance we will be able to do so.

     Mortgage Servicing

     As of June 30, 2003 and December 31, 2002, CMSLP's other assets consisted primarily of advances receivable, investments in CMBS, fixed assets, investments in interest-only strips and investments in subadvisory contracts. The servicing other assets have decreased by approximately $5.4 million from $13.8 million at December 31, 2002 to $8.3 million at June 30, 2003. The decrease is primarily the result of the sale of investment grade CMBS in January 2003 in connection with our recapitalization, which had a fair value of approximately $3.3 million as of December 31, 2002, and a $713,000 decrease in advances receivable.

     Summary of Liabilities

     Portfolio Investment

     As of June 30, 2003 and December 31, 2002, our liabilities consisted primarily of debt, accrued interest and accrued payables. Total recourse debt decreased by approximately $45.9 million to $330.0 million as of June 30, 2003 from $376.0 million as of December 31, 2002 primarily due to the repayment of the Exit Debt during the first quarter of 2003 principally through the incurrence of the Bear Stearns and BREF Debt. Total non-recourse debt decreased by approximately $47.4 million to $498.7 million at June 30, 2003 from $546.0 million at December 31, 2002. This decrease is primarily attributable to significant prepayments of mortgages underlying the insured mortgage securities during the six months ended June 30, 2003, which resulted in a corresponding reduction in the principal balances of the securitized mortgage obligations. Our payables and accrued liabilities decreased by approximately $16.3 million to $10.4 million as of June 30, 2003 from $26.7 million as of December 31, 2002 primarily due to the January 2003 recapitalization and the payment of preferred stock dividends that were previously deferred. During the three months ended March 31, 2003, we reversed approximately $7.5 million of extension fees that were accrued at December 31, 2002 on the Exit Debt since they were no longer payable. In addition, we paid $2.9 million of interest that was accrued, as of December 31, 2002, on the Series B Senior Secured Notes. As of December 31, 2002, we had accrued approximately $5.2 million of preferred stock dividends. As of June 30, 2003, there were no accrued and unpaid dividends on our preferred stock.

     Mortgage Servicing

     As of June 30, 2003 and December 31, 2002, CMSLP's liabilities consisted primarily of operating accounts payable and accrued expenses. The servicing liabilities increased by approximately $120,000 to $877,000 as of June 30, 2003 from $757,000 as of December 31, 2002.

     Dividends/Other

     On May 15, 2003, the Board of Directors declared a cash dividend for the third quarter of 2002 on our Series B, Series F and Series G Preferred stock payable on June 30, 2003 to shareholders of record on June 18, 2003.

On June 3, 2003, the Board of Directors declared a cash dividend for the fourth quarter of 2002 and the first and second quarters of 2003 on our Series B, Series F and Series G Preferred stock payable on June 30, 2003 to shareholders of record on June 18, 2003. No cash dividends were paid to common shareholders during the six months ended June 30, 2003. Unlike the Exit Debt, which significantly restricted the amount of cash dividends that could be paid, the Bear Stearns and BREF Debt do not contain a restrictive covenant restricting our ability to pay cash dividends; however the Bear Stearns Debt does require us to first pay the principal and interest payment due to Bear Stearns. Based on current taxable income estimates, it is expected that preferred or common dividends paid in 2004 and thereafter will be taxable to the shareholders. Dividends paid in 2001, 2002, and 2003 were, or are expected to be, considered "return of capital" for tax purposes.

     On August 14, 2003, we declared cash dividends of $0.68, $0.30 and $0.375 per share of Series B, Series F and Series G Preferred Stock, respectively, payable on September 30, 2003 to shareholders of record on September 17, 2003.

     Other factors which could impact dividends, if any, include (i) the level of income earned on uninsured mortgage assets, such as subordinated CMBS (including, but not limited to, the amount of original issue discount income, interest shortfalls and realized losses on subordinated CMBS), (ii) net operating losses, (iii) the fluctuating yields on short-term, variable-rate debt and the rate at which our LIBOR-based debt is priced, as well as the rate we pay on our other borrowings and fluctuations in long-term interest rates, (iv) changes in operating expenses, including hedging costs, (v) margin calls, (vi) the level of income earned on our insured mortgage securities depending primarily on prepayments and defaults, (vii) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, distributions from our subsidiaries can be reinvested, (viii) cash dividends paid on preferred shares, (ix) to the extent applicable, whether our taxable mortgage pools continue to be exempt from corporate level taxes, (x) realized losses on certain transactions, and (xi) the timing and amounts of cash flows attributable to our other lines of business - mortgage servicing. Cash dividends on our common stock are subject to the prior payment of all accrued and unpaid dividends on our preferred stock, and cash dividends on our junior classes of preferred stock are subject to the prior payment of all accrued and unpaid dividends on our senior preferred stock.

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

     To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement). According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Other Real Estate Interests and that substantially all of our government insured mortgage securities constitute Qualifying Interests. In accordance with current SEC staff interpretations, we believe that all of our subordinated CMBS constitute Other Real Estate Interests and that certain of our subordinated CMBS also constitute Qualifying Interests. On certain of our subordinated CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related subordinated CMBS constitute Qualifying Interests. As of June 30, 2003, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.

     If the SEC or its staff were to take a different position with respect to whether such subordinated CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or
(ii) to register as an investment company, either of which could have a material adverse effect on us. If we were required to change the manner in which we conduct our business, we would likely have to dispose of a significant portion of our subordinated CMBS or acquire significant additional assets that are Qualifying Interests. Alternatively, if we were required to register as an investment company, we expect that our operating expenses would significantly increase and that we would have to significantly reduce our indebtedness, which could also require us to sell a significant portion of our assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms, or at all. There are restrictions under certain of the operative documents evidencing our obligations which could limit possible actions we may take in response to any need to modify our business plan in order to register as an investment company or avoid the need to register. Certain dispositions or acquisitions of assets could require approval or consent of certain holders of these obligations. Any such results could have a material adverse effect on us.

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

Critical Accounting Estimates

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

     Management considers an accounting estimate to be critical if:

o it requires assumptions to be made that were uncertain at the time the estimate was made; and
o changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

     We believe our critical accounting estimates include the determination of fair value of our subordinated CMBS and interest income recognition related to our subordinated CMBS.

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

Employee   Termination  Benefits  and  Other  Costs  to  Exit  an  Activity
(including  Certain  Costs  Incurred  in a  Restructuring)."  The  new  standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. As discussed previously, we recognized approximately $144,000 of restructuring expenses in the second quarter of 2003 as a result of CMSLP's restructuring of its property servicing group. We expect to recognize approximately $7,000 in additional restructuring expenses in the third quarter of 2003. We also recognized approximately $532,000 of expense for vacant office space related to the consolidation of our office space in connection with our January 2003 recapitalization during the second quarter of 2003.

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

     As a result of recent guidance from the SEC, 2002 earnings per share recomputations will be reduced to reflect amounts of initial preferred stock offering costs related to preferred stock redeemed in 2002 beginning in our third quarter 2003 consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market. We will have fluctuations in the amount of interest expense paid on our variable rate debt primarily due to changes in one-month LIBOR. We will also experience fluctuations in the market value of our mortgage assets related to changes in the yields of U.S. Treasury securities as well as changes in the spread between U.S. Treasury securities and the mortgage assets. The combination of the risk free rate (U.S. Treasury yields) and the related spread is the discount rate used to determine the fair value of our mortgage assets. The U.S. Treasury yield used to determine the fair value of our mortgage assets is the current yield on a U.S. Treasury which has the same weighted average life of the related mortgage asset. As of June 30, 2003, the average U.S. Treasury rate used to price our CMBS, excluding the B-, CCC and unrated/issuer's equity CMBS, had decreased by 30 basis points, compared to December 31, 2002. As of June 30, 2003, credit spreads used to price our investment grade CMBS tightened and there was no significant change in credit spreads used to price our subordinated CMBS, excluding the B-, CCC and unrated/issuer's equity CMBS, compared to December 31, 2002. The fair values of our B- and CCC CMBS in CBO-2 and our unrated/issuer's equity are determined using a loss adjusted yield to maturity, which is commensurate with the market's perception of value and risk of comparable assets. As described, interest rates impact the fair values of our CMBS, which affects our collateral coverage. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Financial Condition, Liquidity and Capital Resources" for a discussion of our collateral coverage requirements under the Bear Stearns Debt.

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

     If we assumed that the discount rate used to determine the fair values of our CMBS (A+ through unrated bonds) increased by 100 basis points and 200 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the fair values of our CMBS (A+ through unrated bonds) by approximately $50.8 million (or 5.8%) and approximately $97.4 million (or 11.2%), respectively, as of June 30, 2003. A 100 basis point and 200 basis point increase in the discount rate would have resulted in a corresponding decrease in the value of our subordinated CMBS (BB+ through unrated bonds) by approximately $32.5 million (or 6.1%) and $62.1 million (or 11.6%), respectively, as of June 30, 2003.

     See also Note 4 of Notes to Consolidated Financial Statements for a discussion of other factors that could affect the fair values of our CMBS, including changes in the timing and/or amount of credit losses on underlying mortgage loans, the receipt of mortgage payments earlier than projected due to prepayments, and delays in the receipt of monthly cash flow distributions on CMBS due to mortgage loan defaults and/or extensions in loan maturities.

Interest Rate Swap

     In the second quarter of 2003, we entered into two interest rate swaps to hedge the variability of the future interest payments on the anticipated CDO attributable to changes in the U.S. swap rates. Our obligations to Bear Stearns under the interest rate swap documents are collateralized by certain assets as described in Note 6. These swaps are treated as cash flow hedges for GAAP. The following is a summary of the terms of the interest rate swaps:

         Date entered                         May 16, 2003                June 27, 2003
         Notional amount                      $50 million                 $25 million
         Effective date                       October 15, 2003            October 15, 2003
         Maturity date                        October 15, 2013            October 15, 2013
         Fixed rate                           3.946%                      4.055%
         Floating rate                        1 month U.S. LIBOR          1 month U.S. LIBOR


     The swaps are intended to protect our cost of financing in connection with our anticipated CDO transaction. We intend to terminate the swaps simultaneously with the issuance of the CDO. As of June 30, 2003, the aggregate fair value of the interest rate swaps was a liability of approximately $63,000.

Variable Rate Debt

     We have an interest rate cap to mitigate the adverse effects of rising interest rates on the amount of interest expense payable under our variable rate debt. This interest rate cap, which was effective on May 1, 2002, is for a notional amount of $175.0 million, caps LIBOR at 3.25%, and matures on November 3, 2003. As of June 30, 2003, our interest rate cap had a fair value of $0. This cap provides protection to the extent interest rates, based on a readily determinable interest rate index (typically one-month LIBOR), increase above the stated interest rate cap, in which case, we will receive payments based on the difference between the index and the cap. The terms of the cap as well as the stated interest rate of the cap, which is currently above the current rate of the index, will limit the amount of protection that the cap offers. The average one-month LIBOR index was 1.30% during the six months ended June 30, 2003, which was a 8 basis point decrease from December 31, 2002.

     A 100 basis point change in the one-month LIBOR index would have changed our interest expense on our Bear Stearns Debt by approximately $755,000 and $1.4 million during the three and six months ended June 30, 2003, respectively.

Insured Mortgage Securities

     There would not be a material change in the fair values of our insured mortgage securities if we assumed that the discount rate used to determine the fair values increased by 100 basis points and 200 basis points as of June 30, 2003.

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

     Although we believe our overall credit loss estimate is reasonable and correct, based upon our evaluation of our internal controls in connection with our recent Annual Report on Form 10-K and written observations, recommendations and a report received from our independent auditors, we commenced implementing actions to improve our credit loss estimation process. This process is important to our CMBS income recognition, CMBS fair value determination and CMBS impairment assessment. We and our independent auditors determined that significant improvement was needed in this process, particularly in connection with mortgage loan valuation and credit loss estimation. To address these matters, we have substantially completed the initial re-underwriting of the mortgage loans underlying our CMBS and are continuing with the implementation of additional actions designed to improve our credit loss estimation process including (a) created a new underwriting internal valuation group, (b) developing additional policies and procedures to better standardize our process, and (c) employing, as appropriate, additional resources and expertise to the management of the loan loss estimation process. Our independent auditors were not specifically engaged to evaluate or assess the internal controls over our overall loss estimate.

                                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 15, 2003. The following is a summary of matters voted upon by stockholders.

     The stockholders elected each of the following Class III Nominees to the Board of Directors for terms expiring at the 2006 annual meeting of stockholders and until their successors have been duly elected and qualified:

                                               For                    Withhold
         Director                        %        Shares           %         Shares
         --------                        -        ------           -         ------
         Robert J. Merrick             98.3%    12,072,984       1.7%        202,931
         Jeffrey N. Blidner            99.2%    12,179,882       0.8%         96,033
         Arthur N. Haut                98.3%    12,067,321       1.7%        208,594


     The  following  individuals  continue  to serve on the Board of  Directors:
Barry S. Blattman, William B. Dockser, Joshua B. Gillon, Mark R. Jarrell, Donald
J. MacKinnon, and Robert E. Woods.

     The stockholders approved the appointment of Ernst & Young, LLP as the Company's independent accountants for the fiscal year ending December 31, 2003.

                            Common Stockholders
                            --------------------
                                     %               Shares
                                     -               ------
                  For              90.1%          11,059,610
                  Against           9.8%           1,204,213
                  Abstain           0.1%              12,092


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit No.                           Description

             3.1 Amended and Restated Limited Liability Company Agreement of CRIIMI Newco, LLC, dated as of June 24, 2003
                                          (filed herewith).

             3.2 Articles of Amendment and Restatement of CBO REIT II, Inc., filed with the Maryland State Department of
                                          Assessments and Taxation on June 25,
                                          2003 (filed herewith).

             10.1 ISDA Master Agreement dated as of June 26, 2003, between Bear, Stearns International Limited and CRIIMI Newco, LLC and CBO REIT II, Inc. (filed herewith).

             10.2 Schedule to the ISDA Master Agreement dated as of June 26, 2003, between Bear, Stearns International Limited and each of CRIIMI Newco, LLC and CBO REIT II, Inc. (filed herewith).

             10.3 ISDA Credit Support Annex dated as of June 26, 2003, between Bear, Stearns International and CRIIMI Newco, LLC and CBO REIT II, Inc. (filed herewith).

             10.4 Netting and Security Agreement dated as of June 26, 2003, between and among Bear, Stearns International Limited, CRIIMI Newco LLC and CBO REIT II Inc. (filed herewith).

             10.5 Amendment No. 1 to Repurchase Agreement, dated as of June 26, 2003, between Bear, Stearns International Limited, CRIIMI Newco LLC and CBO REIT II, Inc. (filed herewith).

             10.6 Amendment No. 1 to Guarantee, dated as of June 26, 2003, between Bear, Stearns International Limited, and CRIIMI MAE Inc. (filed herewith).

             10.7 First Amendment to Employment Agreement, dated and effective as of July 24, 2003, between CRIIMI MAE Inc. and David B. Iannarone (filed herewith).

             10.8 First Amendment to Employment Agreement, dated and effective as of July 24, 2003, between CRIIMI MAE Inc. and Cynthia O. Azzara (filed herewith).

             10.9 First Amendment to Employment Agreement, dated and effective as of July 24, 2003, between CRIIMI MAE Inc. and Brian L. Hanson (filed herewith).

             10.10 Employment Offer Letter Agreement, dated as of August 11, 2003 and effective as of September 15, 2003, between CRIIMI MAE Inc. and Mark R. Jarrell (filed herewith).

             31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

             31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

             32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

             32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

             99.1 Special Serviced Loan Report relating to specially serviced loans underlying the Company's CMBS as of June 30, 2003 (filed herewith).

(b)      REPORTS ON FORM 8-K

             Date                              Purpose

         May 12, 2003                     To report a press release dated
                                          May 12, 2003 announcing our earnings
                                          for the first quarter ended
                                          March 31, 2003.

         May 19, 2003                     To report:  (1) a press release dated
                                          May 16, 2003 announcing the
                                          declaration of a cash dividend
                                          previously deferred for the third
                                          quarter of 2002 on our Series B,
                                          Series F, and Series G Preferred
                                          Stock, and (2) a press release dated
                                          May 16, 2003 announcing the
                                          re-election of Robert J. Merrick, and
                                          the election of Arthur N. Haut and
                                          Jeffrey M. Blidner, as directors at
                                          our Annual Meeting of Stockholders
                                          held on May 15, 2003.

         June 3, 2003                     To report a press release dated
                                          June 3, 2003 announcing the
                                          declaration of all cash
                                          dividends previously deferred for
                                          each of the fourth quarter of 2002 and
                                          the first and second quarters of 2003
                                          on our Series B, Series F, and
                                          Series G Preferred Stock.

                               Signature

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CRIIMI MAE INC.



August 14, 2003                      /s/Cynthia O. Azzara
---------------------------          ----------------------------------------
DATE                                 Cynthia O. Azzara
                                     Senior Vice President,
                                     Chief Financial Officer and
                                     Treasurer (Principal Accounting Officer)